Form 10-K
period 1993-12-31
HOUSEHOLD INTERNATIONAL INC
filed 1994-03-28
CIK 354964

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                      OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NUMBER 1-8198

                          HOUSEHOLD INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      36-3121988
           (State of incorporation)                 (I.R.S. Employer Identification No.)
              2700 SANDERS ROAD,
          PROSPECT HEIGHTS, ILLINOIS                                60070
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (708) 564-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                                Name of each exchange
      Title of each class                                        on which registered
                                                             ----------------------------
COMMON STOCK, $1 PAR VALUE                                   NEW YORK STOCK EXCHANGE AND
                                                             CHICAGO STOCK EXCHANGE
SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE       NEW YORK STOCK EXCHANGE AND
  RIGHTS (ATTACHED TO AND TRANSFERABLE ONLY WITH THE         CHICAGO STOCK EXCHANGE
  COMMON STOCK)
$6.25 CUMULATIVE CONVERTIBLE VOTING PREFERRED STOCK,         NEW YORK STOCK EXCHANGE
  NO PAR, $50 STATED VALUE
DEPOSITARY SHARES (EACH REPRESENTING ONE-QUARTER SHARE       NEW YORK STOCK EXCHANGE
  OF 9 1/2% CUMULATIVE PREFERRED STOCK, SERIES 1989-A,
  NO PAR, $100 STATED VALUE)
DEPOSITARY SHARES (EACH REPRESENTING ONE-TENTH SHARE OF      NEW YORK STOCK EXCHANGE
  9 1/2% CUMULATIVE PREFERRED STOCK, SERIES 1991-A, NO
  PAR, $100 STATED VALUE)
DEPOSITARY SHARES (EACH REPRESENTING ONE-FORTIETH SHARE      NEW YORK STOCK EXCHANGE
  OF 8 1/4% CUMULATIVE PREFERRED STOCK, SERIES 1992-A,
  NO PAR, $1,000 STATED VALUE)
DEPOSITARY SHARES (EACH REPRESENTING ONE-FORTIETH SHARE      NEW YORK STOCK EXCHANGE
  OF 7.35% CUMULATIVE PREFERRED STOCK, SERIES 1993-A, NO
  PAR, $1,000 STATED VALUE)

Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. Yes/X/    No/  /

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

     AT MARCH 16, 1994, THERE WERE 94,598,901 SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $3.2 BILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN PORTIONS OF THE REGISTRANT'S 1993 ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993: PARTS I, II AND IV.
     CERTAIN PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS
1994 ANNUAL MEETING SCHEDULED TO BE HELD MAY 11, 1994: PART I AND PART III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART I.

ITEM 1. BUSINESS.

GENERAL

     Household International, Inc. ("Household International" or the "Company") is a publicly owned corporation which, with its subsidiaries, provides a broad range of diversified financial services for individuals and businesses. The Company employs approximately 16,900 people and serves approximately 17 million customers in the United States, Canada, the United Kingdom and Australia. In 1993 Household International was ranked as the 61st largest publicly owned company, based on total assets by Forbes magazine which annually lists the 500 largest public corporations in the United States. The Company's operations are divided into three business segments: Finance and Banking, Individual Life Insurance, and Liquidating Commercial Lines.

     Household International was created in 1981 as a result of a shareholder approved restructuring of Household Finance Corporation ("HFC"), a publicly owned corporation since 1925, whereby Household International became a holding company for various subsidiaries, including HFC. At that time Household International had operations in the financial services, manufacturing, transportation and merchandising industries.

     In 1985 the Company began to restructure its operations away from being a diversified conglomerate. This action resulted in the disposition of its merchandising (1985), transportation (1986) and manufacturing (1989-1990) businesses, including the spin-off to its common stock shareholders of three manufacturing companies in 1989: Eljer Industries, Inc., Schwitzer, Inc. and Scotsman Industries, Inc.

     The products offered by Household International, a description of the geographic markets in which the Company operates and summary financial information for each of the Company's business segments is set forth in the Company's Annual Report to Shareholders (the "1993 Annual Report"), portions of which are incorporated herein by reference. See pages 12, 13 and 33 through 80 of the 1993 Annual Report. The Company markets its products to its customers through a number of different distribution channels, including consumer finance branch offices, consumer bank branch offices, loan origination offices, retail merchants, independent insurance agents, direct mail and telemarketing, and retail securities brokerage offices.

     1993 DEVELOPMENTS. In 1993 the Company's bankcard operations continued to grow, principally through the continuing success of the GM Card(sm). The GM Card is a general-purpose credit card which allows the users thereof to earn credit toward the purchase of new General Motors vehicles. The GM Card was publicly introduced in September 1992 and as of December 31, 1993, there were approximately 5.9 million accounts which had generated approximately $4.9 billion credit card receivables. As of this date, the GM Card accounts are generally active and are of high credit quality. In the fourth quarter, the Company announced expansion of its alliance with General Motors Corporation with the introduction of a GM Card from Vauxhall in the United Kingdom, permitting users to earn rebates toward the purchase of a new Vauxhall vehicle. The card will be issued by HFC Bank plc, the Company's principal operating subsidiary in the United Kingdom. Also in the fourth quarter, the Company announced an alliance to issue a new co-branded credit card with Charles Schwab & Co.

     In 1993 Household International strengthened its capital base through the issuance of additional equity securities. In March 1993 the Company raised additional capital of approximately $269 million (net of issuance costs) through the sale of 4,025,000 shares of common stock (on a pre-split basis). In addition, during the year the Company issued approximately $44 million of common stock through employee benefit and dividend reinvestment plans. The Company also issued 4,000,000 depositary shares, with each depositary share representing a one-fortieth interest in a share of the Company's 7.35% Cumulative Preferred Stock, Series 1993-A. The underwritten public offering raised approximately $97 million (net of issuance costs) for the Company. The issuance of this common and preferred stock, together with a conservative growth posture, strengthened its capital ratios.

     In October, the Company's common stock was split 2-for-1 through a 100% stock dividend. The split doubled the number of shares of common stock outstanding and was affected for the primary purpose of making the common stock more affordable to a broader base of investors.

     The lowest interest rates in the United States in over twenty years contributed to high prepayment rates in the first mortgage portfolio, resulting in write-downs of capitalized servicing rights and lower earnings for the mortgage banking operation.

     In foreign operations, despite continuing weak economic growth in the United Kingdom, Household International's United Kingdom operation was profitable for the first time in five years. The improvement was primarily attributable to actions taken in prior years such as implementing tightened underwriting standards and improved collections efforts. For the year, the United Kingdom operation earned $10.3 million compared to a 1992 loss of $45.9 million. The Company's operation in Canada was adversely affected by a continuing poor economic environment resulting in low receivables origination volume. The Company's performance in Canada was also impacted by establishment of higher loss reserves during the fourth quarter as a result of the completion of the first phase of a strategic assessment of the Canadian market, economic conditions, products and the Company's Canadian cost structure and policies. The Company's Australian operation was profitable, comparable with its 1992 results.

FINANCE AND BANKING

     Total Finance and Banking receivables at December 31, classified by type, consisted of the following (in millions):

                                                1993          1992          1991
                                              ---------     ---------     ---------
              First mortgage................  $ 3,534.1     $ 4,513.8     $ 4,717.7
              Home equity...................    2,850.9       2,943.6       3,108.0
              Other secured.................      875.4         827.9         942.3
              Bankcard......................    4,356.9       3,416.9       1,549.7
              Merchant participation........    2,636.5       2,063.8       2,389.9
              Other unsecured...............    4,320.8       3,850.6       3,884.2
                                              ---------     ---------     ---------
              Subtotal--Consumer............   18,574.6      17,616.6      16,591.8
              Equipment financing and
                other.......................      765.9         832.7         966.1
                                              ---------     ---------     ---------
              Finance and Banking
                receivables.................  $19,340.5     $18,449.3     $17,557.9
                                              =========     =========     =========

     CONSUMER OPERATIONS. Household International is primarily a consumer financial services company, with consumer receivables of $18.6 billion, representing approximately 96 percent of Finance and Banking owned receivables and approximately 59 percent of total assets at December 31, 1993, excluding the discontinued commercial product lines. The Company's primary target customer for consumer lending is generally between 25 and 50 years of age with a household income of $15,000 to $50,000. Approximately 82 percent of the Company's Finance and Banking receivables are located in the United States.

     Through its consumer lending businesses, the Company competes with banks, thrifts, finance companies and other financial institutions through the offering of a variety of products, a strong service orientation and innovative marketing programs. The Company believes that the fragmented nature of the consumer financial services industry provides ample opportunity for the Company to increase market share, and therefore profitability. The Company has focused on being a low-cost producer in its consumer financial services businesses. Highly automated processing facilities have been developed to support underwriting, loan administration and collection functions across business lines. By supporting its multiple-distribution networks with centralized processing centers, the Company has improved efficiency through specialization and economies of scale. In addition, by removing such functions from branch offices, the Company is able to concentrate on sales activities in the branch offices.

     Underwriting and collection of consumer credit products and internal controls over these functions have been improved over the last few years through the segregation of the sales, underwriting and collection functions. For example, loan approvals are handled by non-sales personnel located in regional servicing centers ("RSC") whose primary concern is credit quality, not volume. Underwriting and collections are supported by automated systems which analyze the likelihood of delinquency or bankruptcy. The Company believes it is an industry leader in implementing automated underwriting and collection management systems which improve its ability to manage credit quality. The Company considers factors such as the applicant's income, expenses, paying habits, value of collateral, if any, and length and stability of employment, in its effort to determine whether the borrower has the ability to support the loan.

     The objective of the Company's program to automate and centralize the back office processing of U.S. consumer finance accounts has been to transfer the record keeping and collection tasks necessary to service accounts from its branch offices to an RSC. The RSCs were created to provide higher quality customer service and cost savings resulting from greater efficiency through economies of scale. By doing so, the Company's branch offices have been able to focus on sales and marketing efforts. The Company's first RSC began operations in Illinois in 1987. By the first quarter of 1990, all U.S. branch offices of HFC were served by RSCs. As a result of efficiencies achieved since that time, the operations of the servicing centers have been further consolidated, and in 1993 the servicing operation for all HFC originated loans was moved to a single servicing center located in Illinois. The former western region RSC, which began operations in the first quarter of 1989, now supports HFC's portfolio acquisition business and services acquired consumer credit receivables. The former eastern region RSC, which opened in Virginia in the fourth quarter of 1989, now supports the GM Card exclusively. Additional facilities exist to provide the Company's bankcard and merchant participation business with centralized automated support. The Company has also established regional processing centers ("RPC") in California, Illinois, Maryland, Nevada and Ohio to perform payment processing, check processing, statement billings and other administrative tasks for all domestic consumer operations. In the United Kingdom, HFC Bank plc's Birmingham Business Center provides operating and administrative functions in centers modeled after the RSCs and RPCs used in the United States. In 1990, the Canadian operation opened two centers similar to the United Kingdom center and the Australian operation opened one center.

     Over the last few years, the Company has invested in the development of its bankcard, private-label credit card and consumer and mortgage banking services which have been an important contributor to the Company's growth. Net income on an operating basis from these newer businesses increased from $7 million in 1988 to $201 million in 1993. At December 31, 1993, the Company had acquired intangibles associated with acquisitions of thrift institutions and bankcard portfolios of approximately $473 million. The Company amortizes purchased credit card intangibles on a straight-line basis, not to exceed 10 years and other intangibles over their estimated life not exceeding 15 years. The average amortization period for the acquired intangibles was approximately 7 years in 1993.

     Since 1988 the Company has increased significantly its portfolio of receivables sold and serviced with limited recourse. This portfolio has grown to $9.8 billion at year-end 1993 from none at the beginning of 1988. The Company was the first public issuer of home equity loan asset-backed securities in 1988 and continues to be one of the largest issuers of asset-backed securities. In 1993, including replenishments of certificateholders interests, the Company securitized and sold $9.4 billion of receivables. In addition, the Company sells first mortgages with no recourse and retains the servicing and also acquires servicing rights for first mortgages. This portfolio of first mortgage receivables serviced with no recourse has grown to $13.9 billion at year-end 1993 from $500 million at year-end 1986. In the third quarter of 1993, the Company began servicing an unsecured consumer portfolio without recourse which totaled $1.3 billion at December 31, 1993.

     Major consumer business units within the Finance and Banking segment are described below.

Household Finance Corporation

     Household Finance Corporation, the Company's principal business, traces its origins to a loan office established in 1878. HFC offers a variety of secured and unsecured lending products to middle-income customers through a network of 432 branch lending offices throughout the United States. This business is conducted primarily through state-licensed companies.

     Home equity loans, and to a lesser extent, unsecured credit products have been HFC's primary focuses over the last several years as these products are preferred by consumers due to the flexible nature of the credit relationship, where the timing and amount of borrowing can be tailored to the borrower's particular circumstances. These products also are advantageous to HFC due to lower relative administrative costs and typically have variable rate terms which move with market rates of interest. Home equity loans and unsecured consumer credit products in the HFC domestic network represented approximately 30 percent of total Finance and Banking managed receivables at December 31, 1993. Home equity loans, representing approximately

27 percent of total Finance and Banking managed receivables at December 31, 1993, have lower chargeoff rates than the unsecured credit products.

     In 1992, HFC launched a new portfolio acquisition business focusing on open-end and closed-end home equity loan products. In 1993, HFC acquired approximately 3,800 new accounts aggregating $430 million in such receivables. In addition, in 1993 HFC acquired the right to service without recourse approximately 1.1 million accounts aggregating approximately $2.0 billion in unsecured loans. The Company believes that the portfolio acquisition business provides an additional source for developing new customer relationships.

Household Retail Services

     Household Retail Services ("HRS") is a revolving credit merchant participation business. HRS purchases and services merchants' revolving charge accounts. These accounts result from consumer purchases of furniture, appliances, home improvement products and other durable merchandise, and generally are without credit recourse to the originating merchant. Loans are underwritten by HRS based on its credit standards. This business is an important source of new customers to HFC's direct lending business. HRS became a separate business unit in 1988 and is currently the second largest provider of private-label credit cards in the United States. This business is conducted through state-licensed companies and through Household Bank (Illinois), National Association.

Household Bank, f.s.b.

     Household Bank, f.s.b. (the "Bank"), a federally chartered savings bank, comprises the majority of the Company's consumer banking and mortgage business. At December 31, 1993, the Bank's assets totaled $9.1 billion, which includes $2.2 billion of receivables attributable to the GM Card. Although there was a slight decline in deposits in 1993 from $6.5 billion at December 31, 1992, deposits have increased to $6.2 billion at December 31, 1993 from $1.6 billion at year-end 1986. Much of the strategic growth of the Company has been through its consumer banking operations, where the Company believes the most efficient use of capital can be achieved. The Company's consumer banking strategy is intended to diversify its funding base, provide a stable and relatively low-cost funding source, create a more competitively leveraged entity and market financial service products to a different customer base.

     In 1988, the Company formalized its consumer banking strategy and launched its consumer bank development program with a geographic focus on California and the arc of states from Illinois to Maryland. At December 31, 1993 the Bank had 171 branches in 7 states: California (54); Illinois (44); Ohio (26); Maryland
(24); Virginia (15); Indiana (5); and Kansas (3).

     The Bank is a full-service consumer bank, marketing itself as "America's Family Bank"(R). It operates as a single institution in all states where it is active, with common marketing programs and processing systems. The Company believes the Bank is one of the few consumer banks of its size to operate in this manner.

     The Bank's acquisition strategy involves identification of institutions which complement the existing network in target markets. The ideal acquisition includes only deposits, customer relationships and branches. Acquired institutions are quickly integrated into the existing network. The integration process includes new signage, decor, product offerings, pricing and back office systems. Since the Bank generally does not need acquired administrative and executive personnel and facilities, operating expenses of the acquired entity have been reduced in most acquisitions.

     First mortgages are originated in branch locations and loan production offices by Household Mortgage Services, a division of the Bank, or may be acquired from correspondents and other wholesale sources. In 1993, Household Mortgage Services originated approximately $4 billion in first mortgages. However, refinancing resulting from the record low interest rates caused the first mortgage portfolio to decline by approximately $1 billion in 1993. At December 31, 1993, $2 billion, or approximately 28 percent, of the Bank's owned receivables represented first mortgages for single-family residences. Adjustable-rate mortgage loans represented approximately 43 percent of this portfolio. This first mortgage portfolio is well-diversified geographically and the Bank has originated no negative amortization loans. The weighted average loan-to-value ratio at the origination of the loan for the entire portfolio was approximately 70 percent. While emphasizing single-family mortgage lending, the Bank also provides mortgage loans for various multi-family and income-producing properties and makes various types of consumer loans, including savings account secured loans and secured and unsecured lines of credit.

Household Credit Services

     Household Credit Services is the tradename used for the marketing of bankcards throughout the United States issued by one of the Company's subsidiary national credit card banks, the Bank, or one of the other financial institutions affiliated with Household International. The Company had $8.8 billion of bankcard receivables owned and serviced with limited recourse at December 31, 1993, up from $207 million at year-end 1986. The Company is one of the top 6 issuers of VISA and MasterCard credit cards in the United States.

     The Company strives to build its bankcard business by developing strategic alliances with industry leaders to effectively create and market general purpose credit cards to targeted consumers. In accordance with this philosophy, in 1991 the Company established a program with Ameritech Corporation, in 1992 established a program with General Motors Corporation and in 1993 expanded the relationship through an agreement with General Motors to issue the GM Card from Vauxhall in the United Kingdom. Also in 1993 the Company announced an alliance with Charles Schwab & Co. See "1993 Developments." The Company intends to continue to explore other co-branding relationships of this type with various entities.

     The Company also seeks to build its bankcard business by selectively purchasing portfolios while managing geographic concentrations. The Company evaluates bankcard acquisitions utilizing criteria related to strategic fit and economic value. To assess strategic fit, the Company considers the following: the composition and behavior of the customer franchise; product pricing compatibility with the Company's pricing strategies; geographic distribution of the customer base; and opportunities to add value through improved portfolio management. To assess economic value, the Company evaluates the risk/return characteristics of the portfolio, particularly with respect to revenue generating potential and asset quality, and identifies and quantifies legitimate opportunities to add value through price changes, more efficient servicing, improved collections, and credit line management. The Company also applies traditional financial analysis techniques to evaluate financial returns in relation to the proposed investment.

     The bankcard business is a highly competitive and fragmented industry currently in the process of consolidation. The Company believes that its relatively large size in the industry provides substantial competitive advantages over smaller credit card issuers through reduced operating expense ratios. The Company's focus is to develop a nationally diverse customer franchise that contains three to four hubs of concentration while employing value-based pricing. These hubs are expected to promote operating and marketing efficiencies without creating overdependence on a single geographic area that would potentially expose the Company to regional credit risk and usage patterns. Currently, the Company's largest account base is in California supplemented by significant hubs in the Midwest and on the East coast.

International Operations

     International operations in Canada, the United Kingdom and Australia accounted for approximately 18 percent of the Finance and Banking owned receivables at December 31, 1993. In Canada, the Company operates consumer finance, private-label credit card and consumer banking operations similar to its businesses in the United States. With 30 offices at December 31, 1993, the Canadian consumer finance business operates under the HFC tradename. The Canadian consumer banking business, with 12 branches, operates as Household Trust Company. At December 31, 1993, the Canadian operations had $1.9 billion of receivables. In the United Kingdom, the Company owns HFC Bank plc, a fully licensed United Kingdom bank. HFC Bank plc had 150 branches at December 31, 1993 and approximately $1.2 billion of receivables. In Australia, the Company operates primarily as a consumer finance company under the HFC tradename. The Company had 22 offices in Australia at December 31, 1993 and approximately $375 million of consumer receivables.

Credit Insurance

     In conjunction with its consumer lending operations and where applicable laws permit, the Company makes credit life, credit accident and health, term and specialty insurance products available to its customers. This insurance generally is directly written by or reinsured with Alexander Hamilton Life Insurance Company of America ("Alexander Hamilton"). Financial results for sales of these types of products through affiliated operations are reported as part of the Finance and Banking segment.

Hamilton Investments

     Hamilton Investments was acquired by Household International during 1989 as part of the Bank's acquisition of a savings institution. Hamilton Investments is a retail-oriented investment banking and brokerage firm. It has 24 branch offices which are located in the following states: Illinois (9); Wisconsin (6); Minnesota (5); Michigan (2); and one each in Indiana and Nebraska. In addition, Hamilton operates through 150 Household Bank locations. In 1992 Hamilton Investments acquired Craig-Hallum, Inc., a Minneapolis-based investment banking and brokerage firm with 100 registered representatives and 26,000 customer accounts. Hamilton Investments is registered as a broker-dealer with the Securities and Exchange Commission and as a futures commission merchant with the Commodities Futures Trading Commission. It is a member of the National Association of Securities Dealers, the New York Stock Exchange, the American Stock Exchange, the Chicago Stock Exchange and the National Futures Association. A subsidiary of Hamilton Investments acts as the investment adviser to the Oberweis Emerging Growth Fund, the Household Personal Portfolios and General Securities, Inc., mutual funds with assets of approximately $101, $26 and $28 million, respectively, at year-end 1993.

     COMMERCIAL OPERATIONS. Approximately 3 percent of the Finance and Banking managed receivables portfolio at December 31, 1993 consisted of leveraged leases, other equipment financing, and specialized corporate lending. Products in these areas include loan and lease financing for aircraft, other transportation equipment, capital equipment and specialized secured corporate loans. In addition, the Company invests in term preferred stocks. See also "Liquidating Commercial Lines" below.

     The commercial finance business of the Company has been operated under Household Commercial Financial Services ("Household Commercial") since 1974. The industry in which Household Commercial operates is highly competitive and the Company's position in this market is relatively small.

     Commercial loans are underwritten based upon specific criteria by product, which include the following items: borrower's financial strength; underlying value of any collateral; ability of the property/business to generate cash flow and pricing considerations. For financing commitments in excess of $1 million, the loan request must be approved by an investment committee consisting of senior management. The financial and operating performance of all borrowers is monitored and reported to management on an ongoing basis. Additionally, the conclusions of this monitoring process are reported to the senior management of the Company on a quarterly basis. A description of Household's operational policy with respect to commercial receivables is set forth on page 41 of the 1993 Annual Report.

INDIVIDUAL LIFE INSURANCE

     The Company's individual life insurance operations are conducted by Alexander Hamilton Life Insurance Company of America. Alexander Hamilton markets universal life, term life and annuity products to a higher income category consumer than that targeted by the consumer lending businesses. Alexander Hamilton also underwrites credit life, credit accident and health, and other specialty products sold through the Company's consumer businesses. The Alexander Hamilton products sold by affiliated entities are included in results of the Finance and Banking segment.

     Alexander Hamilton offers universal life insurance, term life insurance and annuity products through approximately 16,300 independent agents and 1,790 licensed consumer finance and banking employees. These individual products are sold in all states, with the largest concentration in 10 states (California, Florida, Illinois, Maryland, Michigan, New Jersey, New York, Ohio, Pennsylvania and Wisconsin) accounting for 63 percent of premium income in 1993. The Company also sells credit insurance to customers of banks and retail merchants which are not affiliated with Household International. Alexander Hamilton has been assigned a claims-paying ability rating of "AA" from three nationally recognized statistical rating organizations.

LIQUIDATING COMMERCIAL LINES

     As of December 31, 1991, Household International ceased offering certain commercial product lines. The decision to withdraw from these product lines was made to enable Household International to concentrate its resources on operations it believes offer the opportunity for more consistent financial returns relative to risks assumed. These liquidating commercial lines are: speculative real estate secured lending; highly leveraged acquisition finance transactions; subordinated corporate lending; higher-risk equipment loans and leases and other commercial assets. These discontinued product lines are managed by Household Commercial separately from continuing commercial lines. The Company intends to liquidate this portfolio over time in a manner that will maximize the value of these assets and believes that, depending on the economic environment, it should be able to liquidate these portfolios over the next several years.

     Liquidating commercial assets at December 31, 1993 consisted of the following (in millions):

    Receivables:
      Commercial real estate...................................................  $  297.1
      Highly leveraged acquisition finance and other...........................     892.8
                                                                                 --------
    Receivables owned..........................................................   1,189.9
    Accrued finance charges....................................................       9.2
    Reserve for credit losses..................................................    (172.9)
                                                                                 --------
    Total receivables owned, net...............................................   1,026.2
    Real estate owned..........................................................     256.6
    Other assets...............................................................     272.9
                                                                                 --------
              Total liquidating commercial assets..............................  $1,555.7
                                                                                 ========

INVESTMENT SECURITIES

     Investment securities of the Company are principally held by Alexander Hamilton. At December 31, 1993, Alexander Hamilton had $6.4 billion or approximately 73 percent of the Company's $8.8 billion total investment portfolio. The composition of this portfolio is set forth on pages 59 and 60 of the 1993 Annual Report.

     Investment securities are also held by the Bank, Household Global Funding, Inc., the United States holding company for Household's operations in Canada and the United Kingdom, and Household Commercial and represent approximately 14, 6 and 4 percent, respectively, of the Company's total investment portfolio.

FUNDING RESOURCES

     As a financial services organization, Household International must have access to funds at competitive rates, terms and conditions to be successful. Household International and its subsidiaries fund their operations in the global capital markets, primarily through the use of commercial paper, medium-term notes and long-term debt, and have used financial instruments to hedge their currency and interest-rate exposure. Four nationally recognized statistical rating organizations currently assign investment grade ratings to the debt and preferred stock issued by the Company and its subsidiaries. In addition, these organizations rated the commercial paper of HFC in their highest rating category.

     The securitization and sale of consumer receivables is an important source of liquidity for HFC and the Bank. During 1993 the Company's subsidiaries securitized and sold, including replenishments of certificateholder interests, approximately $9.4 billion of home equity, merchant participation and bankcard receivables compared to $4.8 billion in 1992.

     To diversify its funding base and add more stability to funding costs, the Company developed a retail deposit base in recent years through its consumer banking business. Customer deposits have grown from $3.9 billion at year-end 1988 to $7.5 billion at December 31, 1993. The Company intends to continue to expand this deposit base through selective acquisitions of savings institutions. See "Finance and Banking-- Household Bank, f.s.b.".

REGULATION AND COMPETITION

     REGULATION. The Company's businesses are subject to various regulations covering their conduct. Generally, HFC's consumer branch lending offices are regulated by legislation and licensed in those jurisdictions where they operate. Such licenses have limited terms but are renewable, and are revocable for cause. In addition to licensing provisions, statutes in some jurisdictions may provide that a loan not exceed a certain period of time, or may place limits on the size or interest rate of the loan. HFC's sales finance business is also subject to regulatory legislation in certain jurisdictions which, among other things, may limit the interest rates or fees which may be charged or which may inhibit HFC's ability to collect or foreclose upon delinquent loans. All of Household International's consumer finance operations are subject to federal laws relating to discrimination in credit extensions, use of credit reports, disclosure of credit terms, and correction of billing errors.

     The Bank is chartered by the Office of Thrift Supervision ("OTS") and is a member of the Federal Home Loan Bank System. The Bank has its customer deposit accounts insured for up to $100,000 per insured depositor by the Federal Deposit Insurance Corporation ("FDIC"), for which the Bank is assessed a fee. The Bank is subject to examination and supervision by the OTS and FDIC and to federal regulations governing such matters as general investment authority, acquisitions of financial institutions, transactions with affiliates, establishment of branch offices, subsidiaries' investments and activities, and restrictions on dividend payments to Household International. The Bank is also subject to regulatory requirements setting forth minimum capital and liquidity levels. In addition, regulations of the Federal Reserve Board require the Bank to maintain non-interest bearing reserves against the Bank's transaction accounts (primarily NOW and money-market checking accounts) and non-personal time deposits. Because of its ownership of the Bank, Household International is a savings and loan holding company subject to reporting and other regulations of the OTS. Household International has agreed with the OTS to maintain the regulatory capital of the Bank at certain specified levels. This agreement between Household International and the OTS was amended in 1989 to reflect regulatory changes in the methodology of calculating the Bank's regulatory capital.

     Household Bank, National Association, Household Bank (Illinois), National Association, Household Bank (Nevada), National Association and Household Bank
(SB), National Association are chartered by the Comptroller of the Currency and are members of the Federal Reserve System. The deposit accounts of these national banks are insured by the FDIC. National banks are generally subject to the same type of regulatory supervision and restrictions as the Bank, although these national banks only engage in credit card operations.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), enacted in December 1991, significantly expanded the regulatory and enforcement powers of federal banking regulators, in particular the FDIC. FDICIA also created additional reporting, disclosure and independent auditing requirements, changed FDIC insurance premiums from flat amounts to a new system of risk-based assessments, and placed limits on the ability of depository institutions to acquire brokered deposits.

     Under FDICIA, there are five tiers of capital measurement for regulatory purposes ranging from "Well-Capitalized" to "Critically Undercapitalized". FDICIA directs banking regulators to take increasingly strong corrective steps, based on the capital tier of any subject insured depository institution, to cause such bank to achieve and maintain capital adequacy. Even if an insured depository institution is adequately capitalized, the banking regulators are authorized to apply corrective measures if the insured depository institution is determined to be in an unsafe or unsound condition or engaging in an unsafe or unsound activity. FDICIA grants the banking regulators broad powers to require undercapitalized institutions to adopt and implement a capital restoration plan and to restrict or prohibit a number of activities, including the payment of cash dividends, which may impair or threaten the capital adequacy of the insured depository institution. FDICIA also expanded the grounds upon which a receiver or conservator may be appointed for an insured depository institution. Pursuant to FDICIA, federal banking regulatory agencies have proposed new safety and soundness standards governing operational and managerial activities of insured depository institutions and their holding companies, regarding internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation.

     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), among other things, provides generally that, upon the default of any insured institution, the FDIC may assess an affiliated insured depository institution for the estimated losses incurred by the FDIC. Specifically, FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "In danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

     As an insurance company, Alexander Hamilton is subject to regulatory supervision under the laws of the states in which it operates. Regulations vary from state to state but generally cover licensing of insurance companies, premium rates, dividend restrictions, types of insurance that may be sold, permissible investments, policy reserve requirements, and insurance marketing practices.

     COMPETITION. The consumer credit industry is highly fragmented, with thousands of banks, thrifts and other financial institutions competing in the United States alone. The industry has been consolidating in recent years, and the Company expects this consolidation to continue. The Company believes it has positioned itself to compete effectively and benefit from this consolidation because of its centralized distribution, processing and marketing capabilities, and advanced technology to support these activities.

     The financial services industry is highly competitive, and the Company's financial services businesses compete with a number of institutions that extend credit to consumers and businesses, some of which are larger than the Company. The Company competes not only with other finance companies, banks, and savings and loan companies, but also with credit unions and retailers. Alexander Hamilton competes with many other life insurance companies offering similar products.

ITEM 2. PROPERTIES.

     Household International has operations in 35 states in the United States, 10 provinces in Canada, 6 states and 2 territories in Australia and in the United Kingdom with principal facilities located in Anaheim, California; Chesapeake, Virginia; Chicago, Illinois; Elmhurst, Illinois; Farmington Hills, Michigan; Hanover, Maryland; Las Vegas, Nevada; North York, Ontario, Canada; Pomona, California; Prospect Heights, Illinois; St. Leonards, New South Wales, Australia; Salinas, California; Windsor, Berkshire, United Kingdom; Wood Dale, Illinois; and Worthington, Ohio.

     Substantially all branch offices, bank branches, divisional offices, corporate offices, RPC and RSC space is operated under lease with the exception of the principal executive offices of Household International in Prospect Heights, Illinois, the headquarters building for HFC Bank plc in the United Kingdom, Alexander Hamilton's headquarters building in Farmington Hills, Michigan, and administration buildings in Northbrook, Illinois and Salinas, California. An additional administrative facility is currently under construction in Las Vegas, Nevada. The Company believes that such properties are in good condition and are adequate to meet Household International's current and reasonably anticipated needs.

     Household International has, and will continue to, invest in property and technological improvements to achieve greater efficiencies in the marketing, servicing and production of its loan products. During 1993 the Company invested $110 million in capital expenditures, compared to $90 million in 1992. Automobiles, office equipment and real estate properties owned and in use by the Company are not significant in relation to the total assets of the Company.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and its subsidiaries are parties to various legal proceedings, including product liability and environmental claims, resulting from ordinary business activities related to its current operations and/or former businesses which were managed as independent subsidiaries of the Company. Certain of these actions are or purport to be class actions seeking damages in very large amounts. Due to the uncertainties in litigation and other factors, no assurance can be given that the Company or its subsidiaries will ultimately prevail in each instance. However, for all litigation involving the Company and/or its subsidiaries, the Company believes that amounts, if any, that may ultimately be paid by the Company as damages in any such proceedings will not have a material adverse effect on the consolidated financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following information on executive officers of Household International is included pursuant to Item 401(b) of Regulation S-K. Information with respect to Mr. Clark is incorporated herein by reference to "Election of Household Directors--Information Regarding Nominees" in Household International's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders scheduled to be held May 11, 1994 (the "1994 Proxy Statement"). References herein to "Household" refer to Household International, Inc. for all periods after June 26, 1981 (the date of the corporate restructuring by which Household International became the holding company of Household Finance Corporation) and to Household Finance Corporation on and before such date.

     Robert F. Elliott, age 53, was appointed Group Executive-Office of the President in 1993. Prior thereto he was the Group Executive-U.S. Consumer Finance and Australia. Mr. Elliott joined Household in 1964 and has served in various capacities in the Company's consumer finance business during his career with Household.

     Joseph W. Saunders, age 48, was appointed Group Executive-Office of the President in 1993, having previously served as Group Executive-U.S. BankCard and
Canada: He is also President of the Company's subsidiary, Household Bank, National Association. Prior to joining Household in 1985, Mr. Saunders was Vice President-Credit Card Operations of Bank of America.

     Antonia Shusta, age 44, was appointed to her present position as Group Executive-Office of the President in 1993. Ms. Shusta joined Household in 1988 as Group Executive-Mortgage Banking and Acquisitions and most recently served as Group Executive-U.S. Consumer and Mortgage Banking and the United Kingdom. Prior to joining Household, she was employed with Citicorp for 16 years, most recently as division executive for its Northern Latin American operation.

     Glen O. Fick, age 47, was appointed Group Executive-Commercial Finance and President of Household Commercial in 1991. Mr. Fick joined Household in 1971 and has served in various capacities in the Company's treasury, corporate finance and investor relations departments, as well as the specialty commercial services division of its commercial finance business.

     Gary D. Gilmer, age 43, was appointed President and Chief Executive Officer of Alexander Hamilton in 1993. Mr. Gilmer joined Household in 1972 and has served in various capacities within the consumer finance and banking divisions, most recently as President of Household Retail Services.

     Richard H. Headlee, age 63, has been Chairman of the Board of Alexander Hamilton since 1988. Mr. Headlee joined Alexander Hamilton in 1970 and served as its Chief Executive Officer from 1972 to 1993.

     Gaylen N. Larson, age 54, is Group Vice President of Household. Mr. Larson has previously served Household as Chief Accounting Officer, Controller and Group Vice President-Finance. Mr. Larson was a partner of the accounting firm of Deloitte & Touche prior to joining Household in 1979.

     David B. Barany, age 50, was appointed to his present position as Vice President-Chief Information Officer of Household in 1988. Mr. Barany joined Household in 1985 as Vice President/Controller of Household's financial services business. Prior to joining Household, he was employed by Four Phase Systems, Inc., a subsidiary of Motorola, Inc., as Vice President/Finance.

     John W. Blenke, age 38, is Assistant General Counsel and Secretary of Household. Mr. Blenke joined Household in 1989 as Corporate Finance Counsel, was promoted to Assistant General Counsel-Securities & Corporate Law and Assistant Secretary in 1991 and was appointed Secretary in 1993. Prior to joining Household, Mr. Blenke was employed with a subsidiary of Transamerica Corporation.

     Michael A. DeLuca, age 45, joined Household in 1985 as Director of Tax Planning and Tax Counsel and was appointed to his present position as Vice President-Taxes in 1988.

     Colin P. Kelly, age 51, is Vice President-Human Resources of Household. Mr. Kelly joined Household in 1965 and has served in various management positions, most recently as Senior Vice President-Human Resources of Household's financial services business. Mr. Kelly was appointed to his present position in 1988.

     Michael H. Morgan, age 39, was appointed to his present position as Vice President-Corporate Communications in 1989. Mr. Morgan joined Household in 1984, and has served in various capacities within the planning and analysis and investor relations areas. From 1978 until joining Household, Mr. Morgan was employed with Arthur Andersen & Co.

     Randall L. Raup, age 40, was appointed Vice President-Planning in 1992, having most recently served as Vice President-Financial Control Treasury. Since joining Household in 1984, Mr. Raup has held positions in the treasury control, corporate reporting and internal audit areas. Prior to joining Household, he served as an auditor with Esmark, Inc. and KPMG Peat Marwick.

     Kenneth H. Robin, age 47, was appointed Vice President-General Counsel of Household in 1993, having previously served as Assistant General
Counsel -- Financial Services. Prior to joining Household in 1989, Mr. Robin was employed with Citicorp from 1977 to 1989, most recently as a vice president responsible for legal policies for its operations in 23 countries in the Caribbean, Central America and South America.

     David A. Schoenholz, age 42, was appointed Vice President-Chief Accounting Officer of Household in 1993, Vice President in 1989 and Controller in 1987. He joined Household in 1985 as Director-Internal Audit. Prior to joining Household, Mr. Schoenholz was employed with The Commodore Corporation, a manufacturer of mobile homes, as Vice President/Controller from 1983 to 1985.

     Charles R. Wallace, age 45, was appointed Corporate Controller of Household in 1993, having previously served as Executive Vice President-Chief Operating Officer of Hamilton Investments since 1989. Prior to joining Household, Mr. Wallace was employed with Clayton Brown & Associates, Inc. and Ernst & Young.

     There are no family relationships among the executive officers of the Company. The term of office of each executive officer is at the discretion of the Board of Directors.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The number of record holders of Household International's Common Stock, as of March 16, 1994, was 14,679. Additional information required by this Item is incorporated by reference to page 32 of Household International's 1993 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

     Information required by this Item is incorporated by reference to page 34 of Household International's 1993 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information required by this Item is incorporated by reference to pages 38 through 51 of Household International's 1993 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements of Household International and subsidiaries meeting the requirements of Regulation S-X, and supplementary financial information specified by Item 302 of Regulation S-K, is incorporated by reference to pages 35 through 37 and pages 52 through 80 of Household International's 1993 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this Item is incorporated by reference to "Election of Household Directors-- Information Regarding Nominees" and "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" in Household International's 1994 Proxy Statement. Also, information on certain Executive Officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item is incorporated by reference to "Remuneration of Executive Officers", "Savings--Stock Ownership and Pension Plans", "Incentive and Stock Option Plans", and "Directors' Compensation" in Household International's 1994 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item is incorporated by reference to "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in Household International's 1994 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item is incorporated by reference to "Remuneration of Executive Officers" in Household International's 1994 Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS.

     The following financial statements, together with the opinion thereon of Arthur Andersen & Co., dated February 1, 1994, appearing on pages 35 through 37 and pages 52 through 80 of Household International's 1993 Annual Report are incorporated herein by reference. An opinion of Arthur Andersen & Co. is included in this Annual Report on Form 10-K.

     Household International, Inc. and Subsidiaries:

        Statements of Income for the Three Years Ended December 31, 1993.

        Balance Sheets, December 31, 1993 and 1992.

        Statements of Cash Flows for the Three Years Ended December 31, 1993.

        Statements of Changes in Preferred Stock and Common Shareholders' Equity for the Three Years Ended December 31, 1993.

        Business Segment Data.

        Notes to Financial Statements.

        Independent Auditors' Report.

        Selected Quarterly Financial Data (Unaudited).

(B) REPORTS ON FORM 8-K.

     During the three months ended December 31, 1993, the Company did not file with the Securities and Exchange Commission any Current Report on Form 8-K.

(C) EXHIBITS.

    2               Reorganization and Distribution Agreement dated as of March 15, 1989 by and among Household International, Eljer Industries, Inc., Schwitzer,
                    Inc., and Scotsman Industries, Inc. (incorporated by reference to Exhibit
                    2 of the Company's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1989).
    3(i)            Restated Certificate of Incorporation of Household International, as
                    amended (incorporated by reference to Exhibit 3(i) of the Company's
                    Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).
    3(ii)           Bylaws of Household International, as amended April 13, 1993
                    (incorporated by reference to Exhibit 3(ii) of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1993).
    4(a)            Rights Agreement dated as of August 14, 1984, between the Company and
                    Harris Trust and Savings Bank, as Rights Agent, as supplemented and amended (incorporated by reference to Exhibit 4 of the Company's Current
                    Report on Form 8-K dated August 28, 1984, Exhibit 4(a) of the Company's
                    Current Report on Form 8-K dated January 14, 1986, and Exhibit 4 of the
                    Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1988).
    4(b)            The principal amount of debt outstanding under each instrument defining the rights of holders of long-term senior and senior subordinated debt of
                    Household International and its subsidiaries does not exceed 10 percent of the total assets of Household International and its subsidiaries on a consolidated basis. Household International agrees to furnish to the
                    Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of long-term senior and senior subordinated debt of Household International and its subsidiaries.
    10.1            Household International Corporate Executive Bonus Plan.
    10.2            1976 Employee Stock Option Plan, as amended (incorporated by reference to
                    Exhibit 10(b) of the Company's Annual Report on Form 10-K for the fiscal year ended on December 31, 1991).
    10.3            Household International Long-Term Executive Incentive Compensation Plan,
                    as amended (incorporated by reference to Exhibit 10(c) of the Company's
                    Annual Report on Form 10-K for the fiscal year ended on December 31,
                    1991).
    10.4            Forms of stock option and restricted stock rights agreements under the
                    Household International Long-Term Executive Incentive Compensation Plan.
    10.5            Household International Directors' Retirement Income Plan.
    10.6            Form of restricted stock compensation agreement for the Company's non-management directors (incorporated by reference to Exhibit 10(f) of the Company's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1989).
    10.7            Executive Employment Agreement between the Company and D. C. Clark
                    (incorporated by reference to Exhibit 10.7 of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1993).
    10.8            Executive Employment Agreement between the Company and A. Shusta
                    (incorporated by reference to Exhibit 10.9 of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1993).
    10.9            Executive Employment Agreement between the Company and J. W. Saunders.
    10.10           Executive Employment Agreement between the Company and R. F. Elliott.
    10.11           Executive Employment Agreement between Alexander Hamilton and R. H.
                    Headlee (incorporated by reference to Exhibit 10.11 of the Company's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).
    12              Statement of Computation of Ratio of Earnings to Fixed Charges and to
                    Combined Fixed Charges and Preferred Stock Dividends.

    13              Material incorporated by reference to the Company's 1993 Annual Report to
                    Shareholders.
    21              List of Household International subsidiaries.
    23              Consent of Arthur Andersen & Co., Certified Public Accountants.
    99(a)           Annual Report on Form 11-K for the Household International Tax Reduction
                    Investment Plan (to be filed by amendment).

     Copies of exhibits referred to above will be furnished to stockholders upon written request at a cost of fifteen cents per page. Requests should be made to Household International, Inc., 2700 Sanders Road, Prospect Heights, Illinois 60070, Attention: Office of the Secretary.

(D) SCHEDULES.

     Report of Independent Public Accountants.

          III--Condensed Financial Information of Registrant.

          VIII--Valuation and Qualifying Accounts.

          X--Supplementary Statement of Income Information.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HOUSEHOLD INTERNATIONAL, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        HOUSEHOLD INTERNATIONAL, INC.

Dated: March 28, 1994

                                        By        /s/  D. C. CLARK
                                          ------------------------------------
                                           D. C. Clark, Chairman of the Board
                                              and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF HOUSEHOLD INTERNATIONAL, INC. AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                  SIGNATURE                     TITLE                               DATE
                                                                            --------------------
              /s/  D. C. CLARK                  Chairman of the Board,    }
- ---------------------------------------------   Chief Executive Officer   }
                (D. C. Clark)                   and Director              }
                                                                          }
             /s/  J. C. BIEGLER                 Director                  }
- ---------------------------------------------                             }
               (J. C. Biegler)                                            }
                                                                          }
             /s/  R. J. DARNALL                 Director                  }
- ---------------------------------------------                             }
               (R. J. Darnall)                                            }
                                                                          }     March 28, 1994
              /s/  G. G. DILLON                 Director                  }
- ---------------------------------------------                             }
               (G. G. Dillon)                                             }
                                                                          }
              /s/  M. J. EVANS                  Director                  }
- ---------------------------------------------                             }
                (M. J. Evans)                                             }
                                                                          }
          /s/  C. F. FREIDHEIM, JR.             Director                  }
- ---------------------------------------------                             }
           (C. F. Freidheim, Jr.)                                         }

                  SIGNATURE                             TITLE                                               DATE
                                                                                                   --------------------
               /s/  L. E. LEVY                        Director                   }
- ---------------------------------------------                                    }
                (L. E. Levy)                                                     }
                                                                                 }
             /s/  J. D. NICHOLS                       Director                   }
- ---------------------------------------------                                    }
               (J. D. Nichols)                                                   }
                                                                                 }
              /s/  G. P. OSLER                        Director                   }
- ---------------------------------------------                                    }
                (G. P. Osler)                                                    }
                                                                                 }
            /s/  A. E. RASMUSSEN                      Director                   }
- ---------------------------------------------                                    }                     March 28, 1994
              (A. E. Rasmussen)                                                  }
                                                                                 }
          /s/  L. W. SULLIVAN, M.D.                   Director                   }
- ---------------------------------------------                                    }
           (L. W. Sullivan, M.D.)                                                }
                                                                                 }
              /s/  R. C. TOWER                        Director                   }
- ---------------------------------------------                                    }
                (R. C. Tower)                                                    }
                                                                                 }
            /s/  D. A. SCHOENHOLZ                     Vice President--           }
- ---------------------------------------------         Chief Accounting Officer   }
             (D. A. Schoenholz)                       (A Principal Financial     }
                                                      Officer)                   }

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Household International, Inc.:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Household International, Inc.'s 1993 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(d) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Chicago, Illinois
February 1, 1994

                                                                    SCHEDULE III

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         CONDENSED STATEMENTS OF INCOME
       (ALL DOLLAR AMOUNTS EXCEPT PER SHARE DATA ARE STATED IN MILLIONS.)

                                                                     YEAR ENDED DECEMBER 31
                                                                 ------------------------------
                                                                  1993        1992        1991
                                                                 ------      ------      ------
Equity in income of subsidiaries...............................  $326.7      $221.2      $161.9
Finance and other income.......................................    36.1        26.1        41.7
                                                                 ------      ------      ------
     Total income..............................................   362.8       247.3       203.6
                                                                 ------      ------      ------
Costs and expenses:
     Administrative............................................    41.8        20.2        17.5
     Provision for credit losses...............................    19.1        26.6         5.4
     Interest..................................................    25.2        35.7        41.5
     Income tax benefits.......................................   (22.0)      (26.1)      (10.6)
                                                                 ------      ------      ------
     Total expenses............................................    64.1        56.4        53.8
                                                                 ------      ------      ------
Net income.....................................................  $298.7      $190.9      $149.8
                                                                 ======      ======      ======
Earnings per common share*:
  Fully diluted................................................  $ 2.85      $ 1.93      $ 1.55
                                                                 ======      ======      ======
  Primary......................................................  $ 2.91      $ 1.97      $ 1.57
                                                                 ======      ======      ======

- ---------------

* Amounts have been restated to reflect the two-for-one stock split in the form of a 100 percent stock dividend, effective October 15, 1993.

           See accompanying notes to condensed financial statements.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            CONDENSED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                              DECEMBER 31
                                                                         ----------------------
                                                                           1993          1992
                                                                         --------      --------
Assets:
     Investments in and advances from subsidiaries.....................  $2,534.2      $2,207.1
     Finance receivables...............................................      98.4         102.7
     Other assets......................................................     356.2         229.7
                                                                         --------      --------
     Total assets......................................................  $2,988.8      $2,539.5
                                                                         ========      ========
Liabilities and shareholders' equity:
     Bank borrowings...................................................  $  153.8      $   63.1
     Senior debt (with original maturities over one year)..............     200.0         300.0
                                                                         --------      --------
     Total debt........................................................     353.8         363.1
     Other liabilities.................................................     217.4         294.8
     Convertible preferred stock subject to mandatory redemption.......      19.3          36.0
     Preferred stock...................................................     320.0         300.0
     Common shareholders' equity.......................................   2,078.3       1,545.6
                                                                         --------      --------
     Total liabilities and shareholders' equity........................  $2,988.8      $2,539.5
                                                                         ========      ========

           See accompanying notes to condensed financial statements.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                    YEAR ENDED DECEMBER 31
                                                                -------------------------------
                                                                 1993        1992        1991
                                                                -------     -------     -------
CASH PROVIDED BY (USED IN) OPERATIONS.........................  $(127.9)    $  28.8     $ 110.2
                                                                -------     -------     -------
INVESTMENT IN OPERATIONS
Dividends from subsidiaries...................................    100.0       175.3        93.0
Investment in and advances to/from subsidiaries, net..........   (153.3)     (229.3)     (155.1)
Investment securities sold (purchased), net...................     16.0       (16.0)         --
Finance receivables originated, net of collections............    (17.2)       16.3       (18.7)
Purchase of property and equipment............................      (.2)        (.6)      (14.2)
                                                                -------     -------     -------
Cash decrease from investment in operations...................    (54.7)      (54.3)      (95.0)
                                                                -------     -------     -------
FINANCING AND CAPITAL TRANSACTIONS
Net increase (decrease) in bank borrowings....................     90.7      (133.5)      (31.7)
Retirement of debt............................................   (100.0)         --      (157.6)
Issuance of debt..............................................       --       200.0       100.0
Dividends to shareholders.....................................   (141.3)     (124.6)     (115.0)
Common stock issued...........................................    313.3        33.0       134.5
Preferred stock issued........................................    100.0        50.0        55.0
Preferred stock repurchased...................................    (80.0)         --          --
                                                                -------     -------     -------
Cash increase (decrease) from financing and capital
  transactions................................................    182.7        24.9       (14.8)
                                                                -------     -------     -------
Increase (decrease) in cash...................................       .1         (.6)         .4
Cash at January 1.............................................      1.6         2.2         1.8
                                                                -------     -------     -------
CASH AT DECEMBER 31...........................................  $   1.7     $   1.6     $   2.2
                                                                =======     =======     =======

            See accompanying notes to condensed financial statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

1. FINANCE RECEIVABLES

     Receivables at December 31 consisted of the following (in millions):

                                                                    1993       1992
                                                                   ------     ------
          Other unsecured........................................  $128.8     $120.4
          Credit loss reserve....................................   (30.4)     (17.7)
                                                                   ------     ------
                    Total........................................  $ 98.4     $102.7
                                                                   ======     ======

2. SENIOR DEBT (WITH ORIGINAL MATURITIES OVER ONE YEAR)

     Debt at December 31 consisted of the following (in millions):

                                                                    1993       1992
                                                                   ------     ------
          7.00% notes; due 1993..................................      --     $100.0
          5.75% notes; due 1994..................................  $100.0      100.0
          7.35% notes; due 1995..................................   100.0      100.0
                                                                   ------     ------
                    Total........................................  $200.0     $300.0
                                                                   ======     ======

3. COMMITMENTS

     Under an agreement with the Office of Thrift Supervision, the Company will maintain the net worth of Household Bank, f.s.b., at a level consistent with certain minimum net worth requirements.

     The Company has guaranteed payment of all debt obligations issued subsequent to 1989 (excluding deposits) of Household Financial Corporation Limited ("HFCL"), a Canadian subsidiary. The amount of guaranteed debt outstanding at HFCL on December 31, 1993 was approximately $853 million.

     The Company has also guaranteed payment of all debt obligations (excluding certain deposits) of Household International (U.K.) Limited ("HIUK"). The amount of guaranteed debt outstanding at HIUK on December 31, 1993 was approximately $936 million.

     The Company has guaranteed payment of a $62 million deposit held by one of its operating subsidiaries on behalf of another operating subsidiary.

4. CONVERTIBLE PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

     At December 31, 1993 and 1992, the Company had outstanding 385,439 and 720,415 shares, respectively, of the $6.25 cumulative convertible preferred stock subject to mandatory redemption provisions (the "$6.25 stock"). Each share of the $6.25 stock is convertible, at the option of its holder, into 4.654 shares of common stock, is entitled to one vote, as are common shares, and has a liquidation value of $50 per share. Holders of such stock are entitled to payment before any capital distribution is made to common shareholders. The Company is required to call for redemption, on an annual basis through 2010, a minimum of 4 percent to a maximum of 8 percent of the 3.5 million originally issued shares and is required to redeem all of the remaining unconverted and unredeemed shares in 2011. The Company called for redemption 8 percent of the originally issued shares in both 1993 and 1992. The Company redeemed 2,323 and 4,711 shares for $50 per share in 1993

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
      NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT -- (CONTINUED)

and 1992, respectively. The remaining shares called, but not redeemed for cash, were converted into common stock. If certain conditions are met, the Company may redeem the entire $6.25 stock issue at $50 per share plus accrued and unpaid dividends. At December 31, 1993, 1.8 million shares of common stock were reserved for conversion of the $6.25 stock.

5. COMMON STOCK

     On September 14, 1993 the Board of Directors of the Company declared a two-for-one stock split in the form of a 100 percent stock dividend effective October 15, 1993. The stock split resulted in an increase in common stock and a reduction in additional paid-in capital of $56.6 million. All share and per share data, except as otherwise indicated, have been restated to give retroactive effect to the stock split.

     On March 8, 1993 the Company sold 4,025,000 shares of common stock at $68.88 per share, on a pre-split basis. Net proceeds of approximately $269 million were used for general corporate purposes, including investments in the Company's subsidiaries and reduction of short-term debt. Assuming the additional shares of common stock had been issued on January 1, 1993 and the proceeds resulted in after-tax interest savings from reduction of short-term debt since that date, earnings per share for 1993 would have been $2.82 per share on a fully diluted basis.

     Common stock at December 31 consisted of the following (millions of shares):

                                                                           1993      1992
                                                                           -----     ----
    Authorized -- $1 par value...........................................  150.0     67.5
                                                                           =====     ====
    Issued...............................................................  113.3     55.5
                                                                           =====     ====
    Outstanding..........................................................   94.4     41.4
                                                                           =====     ====

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
      NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT -- (CONTINUED)

6. PREFERRED STOCK

     Preferred stock at December 31 consisted of the following (in millions):

                                                                          1993       1992
                                                                         ------     ------
    Fixed rate and enhanced rate preferred stock:
      9.50% Preferred stock
         Series 1989-A, 3,000,000 depositary shares(1).................  $ 75.0     $ 75.0
      9.50% Preferred stock
         Series 1991-A, 5,500,000 depositary shares(2).................    55.0       55.0
      8.25% Preferred stock
         Series 1992-A, 2,000,000 depositary shares(3).................    50.0       50.0
      7.35% Preferred stock
         Series 1993-A, 4,000,000 depositary shares(3).................   100.0         --
      11.25% Enhanced rate preferred stock
         4,500,000 depositary shares(2)................................      --       45.0
    Flexible rate auction preferred stock:
      Series A, 350,000 shares.........................................      --       35.0
      Series B, 400,000 shares.........................................    40.0       40.0
                                                                         ------     ------
    Total preferred stock..............................................  $320.0     $300.0
                                                                         ======     ======

- ---------------

(1) Depositary share represents 1/4 share of preferred stock.
(2) Depositary share represents 1/10 share of preferred stock.
(3) Depositary share represents 1/40 share of preferred stock.

     Dividends on the 9.50 percent preferred stock, Series 1989-A, are cumulative and payable quarterly. The Company may, at its option, redeem in whole or in part the 9.50 percent preferred stock, Series 1989-A, at $26.19 per depositary share beginning on November 9, 1994 and at amounts declining to $25 per depositary share thereafter, plus accrued and unpaid dividends.

     Dividends on the 9.50 percent preferred stock, Series 1991-A, are cumulative and payable quarterly. The Company may, at its option, redeem in whole or in part the 9.50 percent preferred stock, Series 1991-A, on any date after August 13, 1996 for $10 per depositary share plus accrued and unpaid dividends.

     Dividends on the 8.25 percent preferred stock, Series 1992-A, are cumulative and payable quarterly. The Company may, at its option, redeem in whole or in part the 8.25 percent preferred stock, Series 1992-A, on any date after October 15, 2002 for $25 per depositary share plus accrued and unpaid dividends.

     Dividends on the 7.35 percent preferred stock, Series 1993-A, are cumulative and payable quarterly. The Company may, at its option, redeem in whole or in part the 7.35 percent preferred stock, Series 1993-A, on any date after October 15, 1998 for $25 per depositary share plus accrued and unpaid dividends.

     On October 1, 1993 the Company redeemed 450,000 shares (equivalent to 4,500,000 depositary shares) of the 11.25 percent Enhanced Rate Cumulative Preferred Stock for $102.50 per share plus accrued and unpaid dividends.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
      NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT -- (CONTINUED)

     On July 13, 1993 the Company redeemed 350,000 shares of the Flexible Rate Auction Preferred Stock ("Flex APS"), Series A, for $100 per share plus accrued and unpaid dividends.

     Dividends on the Flex APS are cumulative and payable when and as declared by the Board of Directors of the Company. The initial dividend rate on the Flex APS, Series B, is 9.50 percent. The initial rate on the Flex APS, Series B, extends through July 15, 1995, with subsequent dividend rates determined in accordance with a formula based on orders placed in a dutch auction generally held every 49 days. The Company may, at its option, redeem in whole or in part the Flex APS, Series B, for $100 per share plus accrued and unpaid dividends beginning on July 15, 1995.

     Each preferred stock issue ranks equally with the $6.25 stock and has a liquidation value of $100 per share except for the 8.25 percent preferred stock, Series 1992-A, and the 7.35 percent preferred stock, Series 1993-A, each of which have a liquidation value of $1,000 per share. Holders of all issues of preferred stock are entitled to payment before any capital distribution is made to common shareholders. The Company is authorized to issue cumulative nonconvertible preferred stock in one or more series in an amount not to exceed $620 million, and currently has $320 million of such preferred stock outstanding.

7. INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS No. 109"). As a result of implementing FAS No. 109, retained earnings for all periods between 1986 and 1992 have been reduced by approximately $63 million from amounts previously reported. The statements of income for those periods subsequent to December 31, 1986 have not been restated as the impact of FAS No. 109 on net income is immaterial to any such year and in total.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                   SCHEDULE VIII

                         HOUSEHOLD INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                               1993       1992       1991
                                                              -------    -------    -------
                                                                     (IN MILLIONS)
    Insurance reserves applicable to receivables:
      Policy:
         Balance at January 1...............................  $  61.3    $  83.1    $ 118.2
         Earned premiums....................................   (134.2)    (138.6)    (149.3)
         Net premiums written and reinsurance assumed.......    131.7      127.8      122.7
         Other items........................................       .4      (11.0)      (8.5)
                                                              -------    -------    -------
         Balance at December 31.............................     59.2       61.3       83.1
                                                              -------    -------    -------
      Claims:
         Balance at January 1...............................     52.4       50.6       27.5
         Provision for claims...............................     74.1       77.3       91.6
         Benefits paid......................................    (67.9)     (71.7)     (69.6)
         Other items........................................      (.3)      (3.8)       1.1
                                                              -------    -------    -------
         Balance at December 31.............................     58.3       52.4       50.6
                                                              -------    -------    -------
         Total insurance reserves at December 31............  $ 117.5    $ 113.7    $ 133.7
                                                              =======    =======    =======

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                      SCHEDULE X

                         HOUSEHOLD INTERNATIONAL, INC.

                 SUPPLEMENTARY STATEMENT OF INCOME INFORMATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                             COLUMN B
                                                                    ---------------------------
                                                                         CHARGED TO COSTS
                             COLUMN A                                      AND EXPENSES
- ------------------------------------------------------------------  ---------------------------
                               ITEM                                  1993      1992       1991
- ------------------------------------------------------------------  ------     -----     ------
                                                                           (IN MILLIONS)
Depreciation and amortization of intangible assets and similar deferral:
  Amortization of insurance policy acquisition costs..............  $ 67.8     $30.3     $ 36.8
  Amortization of acquired intangibles............................    81.0      64.0       64.1
                                                                    ------     -----     ------
     Total........................................................  $148.8     $94.3     $100.9
                                                                    ======     =====     ======
Advertising costs.................................................    *        $13.6     $ 22.2
                                                                    ======     =====     ======

- ---------------

* Represents less than 1 percent of total revenues as reported in the related consolidated statements of income.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 EXHIBIT INDEX

                                                                                        SEQUENTIALLY
                                                                                          NUMBERED
EXHIBIT NO.                                 DESCRIPTION                                    PAGES
- -----------    ----------------------------------------------------------------------   ------------
2              Reorganization and Distribution Agreement dated as of March 15, 1989 by and among Household International, Eljer Industries, Inc.,
               Schwitzer, Inc., and Scotsman Industries, Inc. (incorporated by reference to Exhibit 2 of the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1989).
3(i)           Restated Certificate of Incorporation of Household International, as
               amended (incorporated by reference to Exhibit 3(i) of the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               1993).
3(ii)          Bylaws of Household International, as amended April 13, 1993
               (incorporated by reference to Exhibit 3(ii) of the Company's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1993).
4(a)           Rights Agreement dated as of August 14, 1984, between the Company and
               Harris Trust and Savings Bank, as Rights Agent, as supplemented and amended (incorporated by reference to Exhibit 4 of the Company's
               Current Report on Form 8-K dated August 28, 1984, Exhibit 4(a) of the
               Company's Current Report on Form 8-K dated January 14, 1986, and
               Exhibit 4 of the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1988).
4(b)           The principal amount of debt outstanding under each instrument defining the rights of holders of long-term senior and senior subordinated debt of Household International and its subsidiaries does not exceed 10 percent of the total assets of Household International and its subsidiaries on a consolidated basis. Household International agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of long-term senior and senior subordinated debt of Household
               International and its subsidiaries.
10.1           Household International Corporate Executive Bonus Plan.
10.2           1976 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the
               fiscal year ended on December 31, 1991).
10.3           Household International Long-Term Executive Incentive Compensation
               Plan, as amended (incorporated by reference to Exhibit 10(c) of the
               Company's Annual Report on Form 10-K for the fiscal year ended on
               December 31, 1991).
10.4           Forms of stock option and restricted stock rights agreements under the
               Household International Long-Term Executive Incentive Compensation
               Plan.
10.5           Household International Directors' Retirement Income Plan.
10.6           Form of restricted stock compensation agreement for the Company's non-management directors (incorporated by reference to Exhibit 10(f)
               of the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1989).
10.7           Executive Employment Agreement between the Company and D. C. Clark
               (incorporated by reference to Exhibit 10.7 of the Company's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1993).
10.8           Executive Employment Agreement between the Company and A. Shusta
               (incorporated by reference to Exhibit 10.9 of the Company's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1993).
10.9           Executive Employment Agreement between the Company and J. W. Saunders.
10.10          Executive Employment Agreement between the Company and R. F. Elliott.

                                                                                        SEQUENTIALLY
                                                                                          NUMBERED
EXHIBIT NO.                                 DESCRIPTION                                    PAGES
- -----------    ----------------------------------------------------------------------   ------------
10.11          Executive Employment Agreement between Alexander Hamilton and R. H.
               Headlee (incorporated by reference to Exhibit 10.11 of the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).
12             Statement of Computation of Ratio of Earnings to Fixed Charges and to
               Combined Fixed Charges and Preferred Stock Dividends.
13             Material incorporated by reference to the Company's 1993 Annual Report to Shareholders.
21             List of Household International subsidiaries.
23             Consent of Arthur Andersen & Co., Certified Public Accountants.
99(a)          Annual Report on Form 11-K for the Household International Tax
               Reduction Investment Plan (to be filed by amendment).