Form 10-Q
period 1994-03-31
HOUSEHOLD INTERNATIONAL INC
filed 1994-05-13
CIK 354964

                         FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994
                               --------------

                            OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------



Commission file number 1-8198
                       ------


                 HOUSEHOLD INTERNATIONAL, INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)



        Delaware                             36-3121988
- - ------------------------        ------------------------------------
(State of Incorporation)        (I.R.S. Employer Identification No.)



2700 Sanders Road, Prospect Heights, Illinois    60070
- - ------------------------------------------------------
(Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code:  (708) 564-5000
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1994, there were 94,606,597 shares of registrant's common stock outstanding.

Part 1.  FINANCIAL INFORMATION


1.FINANCIAL STATEMENTS


Household International, Inc. and Subsidiaries

STATEMENTS OF INCOME
- - --------------------

All dollar amounts except per share data are stated in millions.
- - -----------------------------------------------------------------------------------------------
Three months ended March 31                                                       1994     1993
- - -----------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $616.1   $636.1
Interest income from noninsurance investment securities. . . . . . . . . . . .    31.7     31.9
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   257.4    312.5
                                                                                ---------------
Net interest margin. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   390.4    355.5
Provision for credit losses on owned receivables . . . . . . . . . . . . . . .   174.1    173.8
                                                                                ---------------
Net interest margin after provision for credit losses. . . . . . . . . . . . .   216.3    181.7
                                                                                ---------------
Securitization and servicing fee income. . . . . . . . . . . . . . . . . . . .   171.0     97.1
Insurance premiums and contract revenues . . . . . . . . . . . . . . . . . . .    80.6     71.1
Investment income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   138.5    138.3
Fee income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    62.8     68.8
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27.9     32.6
                                                                                ---------------
Total other revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   480.8    407.9
                                                                                ---------------
Net interest margin after provision for credit losses
  and other revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   697.1    589.6
                                                                                ---------------
Salaries and fringe benefits . . . . . . . . . . . . . . . . . . . . . . . . .   164.3    149.6
Other operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .   283.1    216.5
Policyholders' benefits. . . . . . . . . . . . . . . . . . . . . . . . . . . .   130.1    132.6
                                                                                ---------------
Total costs and expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .   577.5    498.7
                                                                                ---------------
Income before income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .   119.6     90.9
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    42.0     30.3
                                                                                ---------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 77.6   $ 60.6
                                                                                ===============

Earnings per common share:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 77.6   $ 60.6
Preferred dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (6.9)    (7.1)
                                                                                ---------------
Earnings available to common shareholders. . . . . . . . . . . . . . . . . . .  $ 70.7   $ 53.5
                                                                                ===============
Average common and common equivalent shares (1). . . . . . . . . . . . . . . .    97.0     89.0
                                                                                ===============
Fully diluted earnings per common share (1). . . . . . . . . . . . . . . . . .  $  .73   $  .60
                                                                                ===============
Primary earnings per common share (1). . . . . . . . . . . . . . . . . . . . .  $  .74   $  .62
                                                                                ===============
Dividends declared per common share (1). . . . . . . . . . . . . . . . . . . .  $  .30   $  .29
                                                                                ===============
(1)  1993 amount has been restated to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective October 15, 1993.

See notes to condensed financial statements.
/TABLE

Household International, Inc. and Subsidiaries

BALANCE SHEETS
- - --------------

In millions.
- - ----------------------------------------------------------------------------------------------------
                                                                          March 31,     December 31,
                                                                               1994             1993
- - ----------------------------------------------------------------------------------------------------
ASSETS
- - ------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   269.8        $   317.4
Investment securities (fair value of
  $9,140.5 and $9,045.5) . . . . . . . . . . . . . . . . . . . .            9,014.3          8,795.1
Finance and banking receivables. . . . . . . . . . . . . . . . .           19,285.6         19,563.0
Liquidating commercial assets. . . . . . . . . . . . . . . . . .            1,461.0          1,555.7
Deferred insurance policy acquisition costs. . . . . . . . . . .              459.8            381.6
Acquired intangibles . . . . . . . . . . . . . . . . . . . . . .              462.3            473.4
Properties and equipment . . . . . . . . . . . . . . . . . . . .              447.3            434.3
Assets acquired through foreclosure. . . . . . . . . . . . . . .              247.0            251.8
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .            1,266.5          1,189.2
                                                                          --------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .          $32,913.6        $32,961.5
                                                                          ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Debt:
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 7,274.8        $ 7,516.1
  Commercial paper, bank and other borrowings. . . . . . . . . .            5,284.2          5,642.1
  Senior and senior subordinated debt (with original
    maturities over one year). . . . . . . . . . . . . . . . . .            9,540.8          9,113.8
                                                                          --------------------------
Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . .           22,099.8         22,272.0
Insurance policy and claim reserves. . . . . . . . . . . . . . .            6,225.9          6,064.2
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .            2,182.5          2,207.7
                                                                          --------------------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .           30,508.2         30,543.9
                                                                          --------------------------
Convertible preferred stock subject to mandatory redemption. . .               19.2             19.3
                                                                          --------------------------
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . .              320.0            320.0
                                                                          --------------------------
Common shareholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . .              113.3            113.3
  Additional paid-in capital . . . . . . . . . . . . . . . . . .              338.9            337.3
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .            2,218.1          2,176.3
  Foreign currency translation adjustments . . . . . . . . . . .             (139.7)          (132.7)
  Common stock in treasury . . . . . . . . . . . . . . . . . . .             (453.6)          (456.4)
  Unrealized gain (loss) on investments, net . . . . . . . . . .              (10.8)            40.5
                                                                          --------------------------
Total common shareholders' equity. . . . . . . . . . . . . . . .            2,066.2          2,078.3
                                                                          --------------------------
Total liabilities and shareholders' equity . . . . . . . . . . .          $32,913.6        $32,961.5
                                                                          ==========================

See notes to condensed financial statements.
/TABLE

Household International, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS
- - ------------------------

In millions.
- - ---------------------------------------------------------------------------------------------------
Three months ended March 31                                                      1994          1993
- - ---------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    77.6     $    60.6
Adjustments to reconcile net income to net cash provided by operations:
  Provision for credit losses on owned receivables . . . . . . . . . . .        174.1         173.8
  Insurance policy and claim reserves. . . . . . . . . . . . . . . . . .         89.7          46.5
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .         66.1          57.3
  Net realized (gains) losses from sales of assets . . . . . . . . . . .        (37.1)         (2.6)
  Deferred insurance policy acquisition costs. . . . . . . . . . . . . .        (19.8)        (18.7)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        178.6         (36.4)
                                                                            -----------------------
Cash provided by operations. . . . . . . . . . . . . . . . . . . . . . .        529.2         280.5
                                                                            -----------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,320.3)       (850.7)
  Matured. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        286.4         240.7
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,035.8         363.1
Short-term investment securities, net change . . . . . . . . . . . . . .       (312.7)        (84.8)
Receivables, excluding bankcard:
  Originated or purchased. . . . . . . . . . . . . . . . . . . . . . . .     (2,517.3)     (2,545.8)
  Collected. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,862.9       1,720.8
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        138.7         454.8
Bankcard receivables:
  Originated or collected, net . . . . . . . . . . . . . . . . . . . . .     (2,946.6)     (1,108.5)
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (514.0)            -
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,788.4         502.2
Properties and equipment purchased . . . . . . . . . . . . . . . . . . .        (29.0)        (24.4)
Properties and equipment sold. . . . . . . . . . . . . . . . . . . . . .          1.7            .8
                                                                            -----------------------
Cash decrease from investments in operations . . . . . . . . . . . . . .       (526.0)     (1,331.8)
                                                                            -----------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change. . . . . . . . . . . . . . . . . . . . . . .       (376.2)        319.4
Time certificates accepted . . . . . . . . . . . . . . . . . . . . . . .        760.4         558.3
Time certificates paid . . . . . . . . . . . . . . . . . . . . . . . . .       (931.9)       (729.6)
Senior and senior subordinated debt issued . . . . . . . . . . . . . . .      1,182.7       1,051.9
Senior and senior subordinated debt retired. . . . . . . . . . . . . . .       (723.6)       (471.2)
Policyholders' benefits paid . . . . . . . . . . . . . . . . . . . . . .       (119.4)        (97.2)
Cash received from policyholders . . . . . . . . . . . . . . . . . . . .        189.9         210.6
Shareholders' dividends. . . . . . . . . . . . . . . . . . . . . . . . .        (35.8)        (34.8)
Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . .          3.7         281.1
                                                                            -----------------------
Cash increase (decrease) from financing and capital transactions . . . .        (50.2)      1,088.5
                                                                            -----------------------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . .         (0.6)         (9.7)
                                                                            -----------------------
Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . .        (47.6)         27.5
Cash at January 1. . . . . . . . . . . . . . . . . . . . . . . . . . . .        317.4         255.8
                                                                            -----------------------
Cash at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   269.8     $   283.3
                                                                            =======================
Supplemental cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   242.3     $   298.9
                                                                            =======================
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    25.4     $     8.0
                                                                            =======================

See notes to condensed financial statements.
/TABLE

Household International, Inc. and Subsidiaries

BUSINESS SEGMENT DATA
- - ---------------------

In millions.
- - ---------------------------------------------------------------------------------------------------------------
Three months ended March 31                                                                      1994      1993
- - ---------------------------------------------------------------------------------------------------------------
REVENUES
- - --------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  922.6  $  884.5
Individual Life Insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    171.5     165.0
                                                                                             ------------------
Core Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,094.1   1,049.5
Liquidating Commercial Lines . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34.5      26.4
                                                                                             ------------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $1,128.6  $1,075.9
                                                                                             ==================
NET INCOME
- - ----------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   73.3  $   58.7
Individual Life Insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11.7      11.7
Corporate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4.4)     (5.6)
                                                                                             ------------------
Core Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     80.6      64.8
Liquidating Commercial Lines . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3.0)     (4.2)
                                                                                             ------------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   77.6  $   60.6
                                                                                             ==================
Return on average common shareholders' equity - Total (1). . . . . . . . . . . . . . . . . .     13.4%     12.9%
                                                                                             ==================
Return on average common shareholders' equity - Core Business (1). . . . . . . . . . . . . .     18.5%     18.3%
                                                                                             ==================
Return on average owned assets - Total (1) . . . . . . . . . . . . . . . . . . . . . . . . .      .94%      .76%
                                                                                             ==================
Return on average owned assets - Core Business (1) . . . . . . . . . . . . . . . . . . . . .     1.03%      .86%
                                                                                             ==================
(1)  Annualized

- - ---------------------------------------------------------------------------------------------------------------
                                                                             March 31,             December 31,
Assets                                                                            1994                     1993
- - ---------------------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . . . . .       $24,251.4                $24,362.5
Individual Life Insurance. . . . . . . . . . . . . . . . . . . . . . .         7,118.3                  6,959.0
Corporate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            82.9                     84.3
                                                                             ----------------------------------
Core Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31,452.6                 31,405.8
Liquidating Commercial Lines . . . . . . . . . . . . . . . . . . . . .         1,461.0                  1,555.7
                                                                            -----------------------------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $32,913.6                $32,961.5
                                                                            ===================================
- - ---------------------------------------------------------------------------------------------------------------
                                                                             March 31,             December 31,
Receivables owned                                                                 1994                     1993
- - ---------------------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . . . . .       $19,062.2                $19,340.5
Liquidating Commercial Lines . . . . . . . . . . . . . . . . . . . . .         1,105.9                  1,189.9
                                                                             ----------------------------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $20,168.1                $20,530.4
                                                                             ==================================
- - ---------------------------------------------------------------------------------------------------------------
                                                                             March 31,             December 31,
Receivables managed                                                               1994                     1993
- - ---------------------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . . . . .       $28,858.2                $29,168.3
Liquidating Commercial Lines . . . . . . . . . . . . . . . . . . . . .         1,105.9                  1,189.9
                                                                             ----------------------------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $29,964.1                $30,358.2
                                                                             ==================================
See notes to condensed financial statements.
/TABLE

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Accounting policies used in preparation of the quarterly condensed financial statements are consistent with accounting policies described in the notes to financial statements contained in Household International, Inc.'s (the "company") Annual Report on Form 10-K for its fiscal year ended December 31, 1993. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period's presentation.

2.   INVESTMENT SECURITIES
     ---------------------
     Investment securities consisted of the following:

     -----------------------------------------------------------------------------------------------------------
     In millions.                                                       March 31, 1994         December 31, 1993
     -----------------------------------------------------------------------------------------------------------
                                                                   Carrying       Fair       Carrying       Fair
                                                                      Value      Value          Value      Value
     -----------------------------------------------------------------------------------------------------------
     TRADING INVESTMENTS
     Government securities and other . . . . . . . . . . . . . .   $  161.1   $  161.1       $  108.8   $  108.8
                                                                   ---------------------------------------------
     AVAILABLE-FOR-SALE INVESTMENTS
     Marketable equity securities:
       Common stocks . . . . . . . . . . . . . . . . . . . . . .       33.3       33.3           18.5       18.5
       Preferred stocks. . . . . . . . . . . . . . . . . . . . .       59.0       59.0           66.3       66.3
     Corporate securities. . . . . . . . . . . . . . . . . . . .    1,901.9    1,901.9        2,047.1    2,047.1
     Government securities . . . . . . . . . . . . . . . . . . .      446.9      446.9          536.3      536.3
     Mortgage-backed securities. . . . . . . . . . . . . . . . .    2,064.6    2,064.6        1,983.9    1,983.9
     Commercial paper. . . . . . . . . . . . . . . . . . . . . .      297.0      297.0           52.6       52.6
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      256.1      256.1          295.2      295.2
                                                                   ---------------------------------------------
     Subtotal. . . . . . . . . . . . . . . . . . . . . . . . . .    5,058.8    5,058.8        4,999.9    4,999.9
                                                                   ---------------------------------------------
     HELD-TO-MATURITY INVESTMENTS
     Corporate securities. . . . . . . . . . . . . . . . . . . .    1,810.5    1,911.8        1,852.3    2,049.4
     Government securities . . . . . . . . . . . . . . . . . . .       45.0       45.8           34.5       36.7
     Mortgage-backed securities. . . . . . . . . . . . . . . . .    1,041.9    1,061.8          882.1      928.1
     Mortgage loans on real estate . . . . . . . . . . . . . . .      212.4      215.5          222.4      226.0
     Policy loans. . . . . . . . . . . . . . . . . . . . . . . .       82.6       82.6           81.6       81.6
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      487.1      488.2          494.6      496.1
                                                                   ---------------------------------------------
     Subtotal. . . . . . . . . . . . . . . . . . . . . . . . . .    3,679.5    3,805.7        3,567.5    3,817.9
                                                                   ---------------------------------------------
     Accrued investment income . . . . . . . . . . . . . . . . .      114.9      114.9          118.9      118.9
                                                                   ---------------------------------------------
     Total investment securities . . . . . . . . . . . . . . . .   $9,014.3   $9,140.5       $8,795.1   $9,045.5
                                                                   =============================================
/TABLE

3.   FINANCE AND BANKING RECEIVABLES
     -------------------------------
     Finance and banking receivables consisted of the following:

     -------------------------------------------------------------------------------------------------
                                                                      March 31,           December 31,
     In millions.                                                          1994                   1993
     -------------------------------------------------------------------------------------------------
     First mortgage. . . . . . . . . . . . . . . . . . . . . . .      $ 3,134.1              $ 3,534.1
     Home equity . . . . . . . . . . . . . . . . . . . . . . . .        3,233.4                2,850.9
     Other secured . . . . . . . . . . . . . . . . . . . . . . .          843.2                  875.4
     Bankcard. . . . . . . . . . . . . . . . . . . . . . . . . .        3,997.5                4,356.9
     Merchant participation. . . . . . . . . . . . . . . . . . .        2,707.2                2,636.5
     Other unsecured . . . . . . . . . . . . . . . . . . . . . .        4,382.4                4,320.8
     Equipment financing and other . . . . . . . . . . . . . . .          764.4                  765.9
                                                                      --------------------------------
     Receivables owned . . . . . . . . . . . . . . . . . . . . .       19,062.2               19,340.5

     Accrued finance charges . . . . . . . . . . . . . . . . . .          264.7                  251.8
     Credit loss reserve for owned receivables . . . . . . . . .         (423.2)                (424.0)
     Unearned credit insurance premiums and claims reserves. . .         (116.6)                (117.5)
     Amounts due and deferred from receivables sales . . . . . .          726.9                  735.0
     Reserve for receivables serviced with limited recourse. . .         (228.4)                (222.8)
                                                                      --------------------------------
     Total receivables owned, net. . . . . . . . . . . . . . . .       19,285.6               19,563.0
     Receivables serviced with limited recourse. . . . . . . . .        9,796.0                9,827.8
     Receivables serviced with no recourse . . . . . . . . . . .       16,596.7               15,229.4
                                                                      --------------------------------
     Total receivables owned or serviced, net. . . . . . . . . .      $45,678.3              $44,620.2
                                                                      ================================

     The outstanding balance of receivables serviced with limited recourse consisted of the following:
     -------------------------------------------------------------------------------------------------
                                                                      March 31,           December 31,
     In millions.                                                          1994                   1993
     -------------------------------------------------------------------------------------------------
     Home equity . . . . . . . . . . . . . . . . . . . . . . . .      $ 4,574.4              $ 5,029.5
     Bankcard. . . . . . . . . . . . . . . . . . . . . . . . . .        4,971.6                4,485.7
     Merchant participation. . . . . . . . . . . . . . . . . . .          250.0                  312.6
                                                                      --------------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 9,796.0              $ 9,827.8
                                                                      ================================

     The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:
     -------------------------------------------------------------------------------------------------
                                                                      March 31,           December 31,
     In millions.                                                          1994                   1993
     -------------------------------------------------------------------------------------------------
     First mortgage. . . . . . . . . . . . . . . . . . . . . . .      $ 3,134.1              $ 3,534.1
     Home equity . . . . . . . . . . . . . . . . . . . . . . . .        7,807.8                7,880.4
     Other secured . . . . . . . . . . . . . . . . . . . . . . .          843.2                  875.4
     Bankcard. . . . . . . . . . . . . . . . . . . . . . . . . .        8,969.1                8,842.6
     Merchant participation. . . . . . . . . . . . . . . . . . .        2,957.2                2,949.1
     Other unsecured . . . . . . . . . . . . . . . . . . . . . .        4,382.4                4,320.8
     Equipment financing and other . . . . . . . . . . . . . . .          764.4                  765.9
                                                                      --------------------------------
     Receivables managed . . . . . . . . . . . . . . . . . . . .      $28,858.2              $29,168.3
                                                                      ================================

     The outstanding balance of receivables serviced with no recourse consisted of the following:
     -------------------------------------------------------------------------------------------------
                                                                      March 31,           December 31,
     In millions.                                                          1994                   1993
     -------------------------------------------------------------------------------------------------
     First mortgage. . . . . . . . . . . . . . . . . . . . . . .      $15,421.3              $13,917.5
     Other unsecured . . . . . . . . . . . . . . . . . . . . . .        1,175.4                1,311.9
                                                                      --------------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      $16,596.7              $15,229.4
                                                                      ================================
     /TABLE

     The amount due and deferred from receivables sales of $726.9 million at March 31, 1994 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $588.5 million. The amount due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $281.3 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $136.6 million at March 31, 1994. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $228.4 million at March 31, 1994 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

     See Note 5, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 17 through 20 for additional information related to the credit quality of Finance and Banking receivables.

4.   LIQUIDATING COMMERCIAL ASSETS
     -----------------------------
     Liquidating commercial assets consisted of the following:

     -----------------------------------------------------------------------------------------------
                                                                      March 31,         December 31,
     In millions.                                                          1994                 1993
     -----------------------------------------------------------------------------------------------
     Receivables
       Commercial real estate. . . . . . . . . . . . . . . . . .       $  270.9             $  297.1
       Highly leveraged acquisition finance and other. . . . . .          835.0                892.8
                                                                       -----------------------------
     Receivables owned . . . . . . . . . . . . . . . . . . . . .        1,105.9              1,189.9
     Accrued finance charges . . . . . . . . . . . . . . . . . .           12.9                  9.2
     Reserve for credit losses . . . . . . . . . . . . . . . . .         (170.8)              (172.9)
                                                                       -----------------------------
     Total receivables owned, net. . . . . . . . . . . . . . . .          948.0              1,026.2
     Real estate owned . . . . . . . . . . . . . . . . . . . . .          249.7                256.6
     Other assets. . . . . . . . . . . . . . . . . . . . . . . .          263.3                272.9
                                                                       -----------------------------
     Total liquidating commercial assets . . . . . . . . . . . .       $1,461.0             $1,555.7
                                                                       =============================

     See Note 5, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 23 and 24 for additional information related to the credit quality of Liquidating Commercial Assets.

5.   CREDIT LOSS RESERVES
     --------------------

     An analysis of credit loss reserves for the three months ended March 31 is as follows:
     ------------------------------------------------------------------------------------------------
     In millions.                                                                1994            1993
     ------------------------------------------------------------------------------------------------
     Credit loss reserves for owned receivables at January 1 . . . . . . . .  $ 621.9         $ 564.1
                                                                              -----------------------
     Provision for credit losses - owned receivables:
       Finance and Banking . . . . . . . . . . . . . . . . . . . . . . . . .    150.1           159.5
       Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . . . .     24.0            14.3
                                                                              -----------------------
     Total provision for credit losses - owned receivables . . . . . . . . .    174.1           173.8
                                                                              -----------------------
     Owned receivables charged off:
       Finance and Banking . . . . . . . . . . . . . . . . . . . . . . . . .   (177.7)         (165.3)
       Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . . . .    (26.6)          (30.3)
                                                                              -----------------------
     Total owned receivables charged off . . . . . . . . . . . . . . . . . .   (204.3)         (195.6)
                                                                              -----------------------
     Recoveries on owned receivables:
       Finance and Banking . . . . . . . . . . . . . . . . . . . . . . . . .     27.2            22.7
       Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . . . .       .5              .2
                                                                              -----------------------
     Total recoveries on owned receivables . . . . . . . . . . . . . . . . .     27.7            22.9
                                                                              -----------------------
     Credit loss reserves on receivables purchased, net. . . . . . . . . . .       .4             3.4
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (.8)           (3.0)
                                                                              -----------------------
     TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT MARCH 31. . . . . .    619.0           565.6
                                                                              -----------------------
     Credit loss reserves for receivables serviced with
       limited recourse at January 1 . . . . . . . . . . . . . . . . . . . .    222.8           160.7
     Provision for credit losses . . . . . . . . . . . . . . . . . . . . . .     61.9            49.5
     Chargeoffs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (57.7)          (50.8)
     Recoveries. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1.7             1.3
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (.3)            3.3
                                                                              -----------------------
     TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
       LIMITED RECOURSE AT MARCH 31. . . . . . . . . . . . . . . . . . . . .    228.4           164.0
                                                                              -----------------------
     TOTAL CREDIT LOSS RESERVES AT MARCH 31. . . . . . . . . . . . . . . . .  $ 847.4         $ 729.6
                                                                              =======================
     Total credit loss reserves for owned receivables at March 31:
       Finance and Banking . . . . . . . . . . . . . . . . . . . . . . . . .  $ 423.2         $ 363.2
       Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . . . .    170.8           187.4
       Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25.0            15.0
                                                                              -----------------------
     TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT MARCH 31. . . . . .  $ 619.0         $ 565.6
                                                                              =======================
     Total credit loss reserves for managed receivables at March 31:
       Finance and Banking . . . . . . . . . . . . . . . . . . . . . . . . .  $ 651.6         $ 527.2
       Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . . . .    170.8           187.4
       Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25.0            15.0
                                                                              -----------------------
     TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT MARCH 31. . . . .  $ 847.4         $ 729.6
                                                                              =======================
     /TABLE

6.   INCOME TAXES
     ------------
     Effective tax rates for the three months ended March 31, 1994 and 1993 of 35.1 and 33.3 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) foreign loss carryforwards,
     (b) amortization of intangible assets, (c) state and local income taxes, (d) dividends received deduction applicable to term preferred stocks, (e) nondeductible dividends on preferred stock of subsidiaries, (f) noncurrent tax requirements and (g) leveraged lease tax benefits.

     In the third quarter of 1993, new Federal tax legislation was enacted which resulted in the statutory income tax rate being increased from 34 percent to 35 percent retroactive to January 1, 1993. The effect of the new tax legislation is not reflected in the effective tax rate at March 31, 1993 as the increase in income tax expense was recorded as a year-to-date adjustment at September 30, 1993.

7.   EARNINGS PER COMMON SHARE
     -------------------------

     Computations of earnings per common share for the three months ended March 31 were as follows:
     ----------------------------------------------------------------------------------------------------------
                                                                                 1994                      1993
                                                                   ------------------        ------------------
                                                                                Fully                     Fully
     In millions, except per share data.                           Primary    Diluted         Primary   Diluted
     ----------------------------------------------------------------------------------------------------------
     Earnings:
       Net income. . . . . . . . . . . . . . . . . . . . . . . .     $77.6      $77.6           $60.6     $60.6
       Preferred dividends . . . . . . . . . . . . . . . . . . .      (7.5)      (6.9)           (8.2)     (7.1)
                                                                     ------------------------------------------
     Net income available to common shareholders . . . . . . . .     $70.1      $70.7           $52.4     $53.5
                                                                     ==========================================
     Average shares (1):
       Common. . . . . . . . . . . . . . . . . . . . . . . . . .      94.6       94.6            84.6      84.6
       Common equivalents. . . . . . . . . . . . . . . . . . . .        .6        2.4              .6       4.4
                                                                     ------------------------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      95.2       97.0            85.2      89.0
                                                                     ==========================================
     Earnings per common share (1) . . . . . . . . . . . . . . .     $ .74      $ .73           $ .62     $ .60
                                                                     ==========================================
     (1) 1993 amounts have been restated to reflect the two-for-one stock split in the form of a 100 percent stock dividend, effective October 15, 1993.

     Common share equivalents assume exercise of stock options, if dilutive. Fully diluted earnings per share computations also assume conversion of dilutive convertible preferred stock into common equivalents. Preferred stock is considered dilutive if its dividend rate per common share assuming conversion is less than primary earnings per common share.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Consolidated Results of Operations
     ----------------------------------
     Net income for the first quarter of 1994 was $77.6 million, up 28 percent from $60.6 million in 1993. The improvement in consolidated net income primarily was due to increased earnings in the Finance and Banking segment. In addition, net income also benefited from reduced losses in the Liquidating Commercial Lines segment ("LCL") and lower corporate expenses. Earnings in the Individual Life Insurance segment were even with the prior year. Fully diluted earnings per share were $.73 per share in the quarter, up 22 percent from $.60 per share in 1993.

     During the first quarter of 1994, the company's operations, financial position and profitability were affected by the following:

     - The domestic consumer finance and credit card businesses increased earnings over the year-ago period. Domestic consumer finance earnings increased primarily due to wider interest spreads on variable rate products, growth in the managed portfolio and increased servicing fee income. In the third quarter of 1993, the company began servicing without recourse an unsecured consumer loan portfolio totaling approximately $1.2 billion at quarter end. The domestic bankcard business has grown substantially as a result of the company's association with the General Motors credit card ("GM Card") program which was initiated in the third quarter of 1992. GM Card receivable growth generated higher net interest margins and substantial fee income, offset somewhat by higher operating expenses related to servicing and increased provision for credit losses. Mortgage banking earnings were down significantly from the prior year period primarily due to a substantially lower owned portfolio, narrower spreads and write-downs of capitalized servicing rights.

     - Collectively, the foreign businesses were profitable compared to a loss in the prior year first quarter. The United Kingdom operation earned $4.7 million in the first quarter of 1994, compared to a loss of $3.2 million in 1993 due largely to portfolio growth and lower credit costs. The United Kingdom operation launched the GM Card in that country in January 1994. At March 31, 1994 receivables totaled approximately $100 million and the number of accounts totaled 230 thousand. The Canadian operation reported a loss comparable to the prior year quarter and well below the loss in the immediately preceding quarter. The Australian operation remained profitable.

     - Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was
         3.61 percent, essentially flat compared to 3.58 percent at December 31, 1993. Total delinquent receivables fell $4.4 million since year end, but this improvement was not reflected in the delinquency percentage statistics due to the slight decrease in the managed consumer receivable portfolio. Delinquency levels remained below 1989 levels which was prior to the beginning of the recent economic downturn. The total consumer managed chargeoff ratio was unchanged since year end. Improvements in the foreign operations and other domestic products were offset by the anticipated rise in GM Card chargeoffs.

     - Credit loss reserves as a percent of Finance and Banking managed receivables increased to 2.26 percent compared to 2.22 percent at December 31, 1993 and 1.95 percent at March 31, 1993. This ratio is expected to stabilize in 1994 despite anticipated future improvements in credit quality. Reserves for LCL receivables were essentially unchanged during the quarter despite an $84 million reduction in receivables, including $26 million in net chargeoffs. Credit loss reserves at March 31, 1994 as a percent of both LCL receivables and nonperforming loans increased over December 31, 1993 and March 31, 1993 levels.

     - Managed Finance and Banking receivables (owned receivables plus those serviced with limited recourse) of the company's consumer businesses were essentially flat during the first quarter. The company typically experiences low levels of growth in the first quarter primarily due to seasonal runoff in certain products, most notably bankcard and private-label credit cards. In addition, first mortgage receivables were down $400 million in the first quarter of 1994 due to continued high prepayment activity and the company's desire to maintain its pricing discipline on products it chooses to keep in portfolio. The foreign consumer portfolio grew 3 percent during the quarter primarily due to the introduction of the GM Card in the United Kingdom.

         Managed Finance and Banking receivables were up 7 percent over the prior year quarter. Excluding the first mortgage portfolio, managed domestic receivables were up 16 percent over the prior year quarter. Furthermore, new volume for all products was up
         59 percent compared to the first quarter of 1993 due to strong demand, especially for credit cards and unsecured loans. Excluding credit card new volume and first mortgages originated for subsequent sale to the secondary market, new originations were up 25 percent over the prior year. New growth was mostly offset by expected seasonal repayments in the credit card portfolios and higher than anticipated prepayment activity in the first mortgage and home equity portfolios.

         Year-over-year growth in managed basis fee income outpaced growth in the managed Finance and Banking receivables portfolio primarily due to the shift in product mix towards credit card receivables, specifically the GM Card. Increased interchange fee income primarily was due to higher sales volumes for the company's domestic bankcard business, which were up approximately 60 percent over the prior year period.

     The ratio of common and preferred shareholders' equity (including convertible preferred stock) to total assets was 7.31 percent, compared to 7.33 percent at December 31, 1993. Excluding the impact of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the ratio would have been 7.34 percent, up from 7.21 percent at December 31, 1993.

     Consolidated Credit Loss Reserves
     ---------------------------------
     The company's credit portfolios and credit management policies have historically been divided into two distinct components - consumer and commercial. For consumer products, credit policies require effective portfolio management focusing on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. The commercial credit portfolio is monitored by individual transaction as well as being evaluated by overall risk factors. See Note 3, "Finance and Banking Receivables" and Note 4, "Liquidating Commercial Assets" in the accompanying financial statements for receivables by product type.

     Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

     -----------------------------------------------------------------------------------------------
                                                      March 31,        December 31,        March 31,
                                                           1994                1993             1993
     -----------------------------------------------------------------------------------------------
     Finance and Banking:
       Owned . . . . . . . . . . . . . . . . . . . .     $423.2              $424.0           $363.2
       Serviced with limited recourse. . . . . . . .      228.4               222.8            164.0
                                                         -------------------------------------------
       Managed . . . . . . . . . . . . . . . . . . .      651.6               646.8            527.2
     Liquidating Commercial Lines. . . . . . . . . .      170.8               172.9            187.4
     Corporate . . . . . . . . . . . . . . . . . . .       25.0                25.0             15.0
                                                         -------------------------------------------
     Total . . . . . . . . . . . . . . . . . . . . .     $847.4              $844.7           $729.6
                                                         ===========================================

     Total owned and managed credit loss reserves as a percent of receivables were as follows:

     -----------------------------------------------------------------------------------------------
                                                      March 31,       December 31,         March 31,
                                                           1994               1993              1993
     -----------------------------------------------------------------------------------------------
     Owned:
       Finance and Banking . . . . . . . . . . . . . .     2.22%              2.19%             1.89%
       Liquidating Commercial Lines. . . . . . . . . .    15.45              14.53             12.48
                                                          ------------------------------------------
     Total owned (1) . . . . . . . . . . . . . . . . .     3.07%              3.03%             2.73%
                                                          ==========================================
     Managed:
       Finance and Banking . . . . . . . . . . . . . .     2.26%              2.22%             1.95%
       Liquidating Commercial Lines. . . . . . . . . .    15.45              14.53             12.48
                                                          ------------------------------------------
     Total managed (1) . . . . . . . . . . . . . . . .     2.83%              2.78%             2.56%
                                                          ==========================================
     (1) Includes credit loss reserve of the Corporate Segment.

     The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and uncertainty associated with portfolio growth for which there is not clear experience. The level of reserves for commercial credit losses is based on a quarterly review process for all commercial credits and management's evaluation of probable future losses in the portfolio as a whole given its geographic and industry diversification and historical loss experience. The general credit loss reserve at the corporate level is maintained to strengthen overall credit loss reserves and is based upon management's evaluation of the receivable portfolio as a whole, including the geographic concentrations of receivables and unpredictability of ultimate potential exposure in individually large receivables in the Finance and Banking and Liquidating Commercial Lines segments. This reserve will be charged against segment operations in the future as it is used to absorb credit losses in those operations. Management also evaluates the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing consumer, commercial and corporate credit loss reserves. While management allocates significantly all reserves among the company's various products and segments, all reserves are considered to be available to cover total loan losses. See Note 5, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.

     FINANCE AND BANKING
     -------------------
     Statements of Income

     ----------------------------------------------------------------------------------------------------------
     All dollar amounts are stated in millions.
     Three months ended March 31                                                              1994         1993
     ----------------------------------------------------------------------------------------------------------
     Finance income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   593.4    $   604.4
     Interest income from noninsurance investment securities . . . . . . . . . . . . . .      31.7         31.8
     Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     240.6        285.1
                                                                                         ----------------------
     Net interest margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     384.5        351.1
                                                                                         ----------------------
     Securitization and servicing fee income . . . . . . . . . . . . . . . . . . . . . .     171.0         97.1
     Insurance premiums and contract revenues. . . . . . . . . . . . . . . . . . . . . .      41.8         39.6
     Investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5.7          4.8
     Fee income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      62.4         68.6
     Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16.6         38.1
                                                                                         ----------------------
     Other revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     297.5        248.2
                                                                                         ----------------------
     Net interest margin and other revenues. . . . . . . . . . . . . . . . . . . . . . .     682.0        599.3
                                                                                         ----------------------
     Provision for credit losses on owned receivables. . . . . . . . . . . . . . . . . .     150.1        159.5
                                                                                         ----------------------
     Costs and expenses:
       Operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     400.0        331.3
       Policyholders' benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20.2         20.5
       Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      38.4         29.3
                                                                                         ----------------------
     Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    73.3    $    58.7
                                                                                         ======================
     Average receivables:
       Owned . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $18,958.1    $18,883.0
       Serviced with limited recourse. . . . . . . . . . . . . . . . . . . . . . . . . .   9,694.0      7,664.3
                                                                                         ----------------------
     Average receivables managed . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28,652.1     26,547.3
     Serviced with no recourse . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16,130.6     11,561.7
                                                                                         ----------------------
     Average receivables owned or serviced . . . . . . . . . . . . . . . . . . . . . . . $44,782.7    $38,109.0
                                                                                         ======================
     Return on average owned assets - annualized . . . . . . . . . . . . . . . . . . . .      1.20%         .98%
                                                                                         ======================

     -----------------------------------------------------------------------------------------------------------
                                                                             March 31,              December 31,
                                                                                  1994                      1993
     -----------------------------------------------------------------------------------------------------------
     End-of-period receivables:
       Owned . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $19,062.2                 $19,340.5
       Serviced with limited recourse. . . . . . . . . . . . . . . . .         9,796.0                   9,827.8
                                                                             -----------------------------------
     Receivables managed . . . . . . . . . . . . . . . . . . . . . . .        28,858.2                  29,168.3
     Serviced with no recourse . . . . . . . . . . . . . . . . . . . .        16,596.7                  15,229.4
                                                                             -----------------------------------
     Receivables owned or serviced . . . . . . . . . . . . . . . . . .       $45,454.9                 $44,397.7
                                                                             ===================================

     End-of-period deposits. . . . . . . . . . . . . . . . . . . . . .       $ 7,274.8                 $ 7,516.1
                                                                             ===================================
     /TABLE

     Overview
     --------
     Domestic Finance and Banking earnings for the first quarter of 1994 increased to $71.0 million, up from $63.2 million in the year-ago period primarily due to improved operating results in the bankcard and consumer finance businesses, partially offset by lower year-over-year results in the mortgage banking operations as discussed earlier. The company anticipates year-over-year earnings improvements for the domestic consumer finance and credit card operations for the remainder of 1994 absent unforeseen circumstances. These earnings are expected to be offset somewhat by lower earnings in the consumer and mortgage banking businesses than those achieved in the prior year.

     The operating results of the foreign businesses in the first quarter were sharply improved compared to the prior year period.

     Receivables
     -----------
     As mentioned previously, the level of the company's managed domestic consumer portfolio, excluding first mortgages, was essentially flat in the first quarter, while the foreign consumer portfolios increased. See the Overview section of "Management's Discussion and Analysis" on page 11 for further discussion.

     Receivables owned totaled $19.1 billion at March 31, 1994, down slightly from both December 31, 1993 and March 31, 1993. The level of owned receivables from quarter to quarter may vary depending on the timing and significance of securitization transactions in a particular period. In the first quarter of 1994, the company completed a securitization and sales of approximately $1 billion of GM Card receivables and purchased an interest representing $500 million of GM Card receivables which had been securitized and sold in 1993.

     Since 1989, securitizations and sales of consumer receivables have been an important source of liquidity for the company. The company continues to service the securitized receivables after such receivables are sold and retains a limited recourse obligation. Securitizations impact the classification of revenues and expenses in the income statement. Amounts related to receivables serviced, including net interest margin, fee income, such as interchange fees, and provision for credit losses on receivables serviced with limited recourse are reported as a net amount in securitization and servicing fee income in the company's statements of income.

     The company monitors its Finance and Banking segment on a managed basis as well as on the historical owned basis reflected in its statements of income. The managed basis assumes that the receivables securitized and sold are instead still held in the portfolio. Pro forma statements of income on a managed basis for the Finance and Banking segment for the three months ended March 31, 1994 and 1993 are presented on the following page. For purposes of this analysis, the results do not reflect the differences between the company's accounting policies for owned receivables and receivables serviced with limited recourse. Accordingly, net income on the pro forma managed basis equals net income on an historical owned basis.

     PRO FORMA MANAGED FINANCE AND BANKING STATEMENTS OF INCOME
     ----------------------------------------------------------

                                                                    As a Percent,                         As a Percent,
                                                           Annualized, of Average                Annualized, of Average
     All dollar amounts are stated in millions.                 Managed Interest-                     Managed Interest-
     Three months ended March 31                     1994          Earning Assets          1993          Earning Assets
     ------------------------------------------------------------------------------------------------------------------


     Finance income . . . . . . . . . . . . . .    $876.9                    11.3%       $849.7                    11.9%
     Interest income from
       noninsurance investment
       securities . . . . . . . . . . . . . . .      31.7                      .4          31.8                      .4
     Interest expense . . . . . . . . . . . . .     346.0                     4.4         380.2                     5.3
                                                -----------------------------------------------------------------------
     Net interest margin  . . . . . . . . . . .     562.6                     7.3         501.3                     7.0
                                                -----------------------------------------------------------------------
     Servicing fee income . . . . . . . . . . .       8.1                      .1          (1.8)                      -
     Insurance premiums and
       contract revenues. . . . . . . . . . . .      41.8                      .5          39.6                      .6
     Investment income. . . . . . . . . . . . .       5.7                      .1           4.8                      .1
     Fee income . . . . . . . . . . . . . . . .     109.1                     1.4          66.8                      .9
     Other income . . . . . . . . . . . . . . .      16.6                      .2          38.1                      .5
                                                -----------------------------------------------------------------------
     Other revenues . . . . . . . . . . . . . .     181.3                     2.3         147.5                     2.1
                                                -----------------------------------------------------------------------
     Net interest margin and
       other revenues . . . . . . . . . . . . .     743.9                     9.6         648.8                     9.1
                                                -----------------------------------------------------------------------
     Provision for credit losses. . . . . . . .     212.0                     2.7         209.0                     2.9
     Costs and expenses:
       Operating expenses . . . . . . . . . . .     400.0                     5.2         331.3                     4.7
       Policyholders' benefits. . . . . . . . .      20.2                      .3          20.5                      .3
       Income taxes . . . . . . . . . . . . . .      38.4                      .5          29.3                      .4
                                                -----------------------------------------------------------------------
     Net Income . . . . . . . . . . . . . . . .    $ 73.3                      .9%       $ 58.7                      .8%
                                                =======================================================================

     Average receivables
       managed. . . . . . . . . . . . . . . . . $28,652.1                             $26,547.3
     Average noninsurance
       investments. . . . . . . . . . . . . . .   2,304.3                               2,054.3
                                                -----------------------------------------------------------------------
     Average managed interest-
       earning assets . . . . . . . . . . . . . $30,956.4                             $28,601.6
                                                =======================================================================

     The discussion below on revenues, where applicable, includes comparisons to amounts reported on the company's historical statements of income ("Owned Basis") as well as on the above pro forma statements of income ("Managed Basis").

     Net interest margin
     -------------------
     Net interest margin on an Owned Basis was $384.5 million for the first quarter of 1994, up from $351.1 million from the 1993 first quarter due to higher levels of interest-earning assets, an increase in higher yielding bankcard receivables and a reduction in lower yielding first mortgages. Net interest margin on an Owned Basis as a percent of average owned interest-earning assets was 7.2 percent annualized as compared with 7.0 percent in the prior quarter and 6.7 percent in the first quarter of 1993.

     Net interest margin on a Managed Basis increased to $562.6 million from $501.3 million in the first quarter of 1993 and, as a percent of average managed interest-earning assets, increased to 7.3 percent compared with 7.2 percent in the fourth quarter of 1993 and 7.0 percent in the same year-ago period. Net interest margins on a Managed Basis are greater than on an Owned Basis because bankcard receivables, which have wider spreads, are a larger proportion of the portfolio serviced with limited recourse than of the owned portfolio.

     Other revenues
     --------------
     Securitization and servicing fee income on an Owned Basis consists of two components: income associated with the securitization and sale of receivables and servicing fee income related to the servicing of first mortgage loans with no recourse and unsecured receivables. Securitization income on an Owned Basis, which includes net interest income, interchange and other fee income, and provision for credit losses related to receivables serviced with limited recourse, increased compared to the same year-ago period due to a higher level of securitized receivables outstanding. The components of securitization income are reclassified to the applicable line in the statements of income on a Managed Basis.

     Servicing fee income increased over the first quarter of 1993, consistent with the serviced receivable portfolio growth. Average receivables serviced with no recourse increased to $16.1 billion at March 31, 1994, up from $11.6 billion in the same period in 1993. The portfolio of loans serviced with no recourse continued to grow primarily due to originations and sales of first mortgages to investors with servicing rights retained. Additionally, in the third quarter of 1993, the company began servicing an unsecured consumer loan portfolio totaling $1.2 billion at March 31, 1994. Servicing fee income was reduced by a $9 million pretax write-down of first mortgage capitalized servicing values in 1994 compared to a $7 million write-down in 1993. The company continually monitors overall market conditions and the effect on prepayments of first mortgage loans and on the carrying value of capitalized servicing rights. The carrying value is adjusted when appropriate.

     Insurance premiums and contract revenues increased from the first quarter of 1993 due to higher sales of domestic specialty and credit insurance.

     Fee income on an Owned Basis includes revenues from fee-based products such as bankcards, consumer banking deposits and private-label credit cards, as well as commission income from the company's brokerage business. Fee income was $62.4 million, down compared to $68.6 million in the first quarter of the prior year primarily due to lower interchange fees as a result of the securitizations of GM Card receivables beginning in the second quarter of 1993. Fee income on securitized receivables is transferred to securitization income upon sale. The decrease was partially offset by higher commission and other fee income. Fee income on a Managed Basis, which in addition to the items discussed above includes interchange and other fees related to receivables serviced with limited recourse, increased from $66.8 million in 1993 to $109.1 million in 1994 primarily due to GM Card receivable growth.

     Provision for credit losses
     ---------------------------
     The provision for credit losses for receivables on an Owned Basis totaled $150.1 million, down 6 percent from $159.5 million in the prior year period. The level of provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the significance of securitizations and sales of receivables in a particular period, as provision related to the securitized receivables is transferred to securitization and servicing fee income.

     The provision for credit losses for receivables on a Managed Basis totaled $212.0 million, up slightly from $209.0 million in the first quarter of 1993. As a percent of managed interest-earning assets, the provision decreased to 2.7 percent from 2.9 percent in the first quarter of 1993, reflecting the underlying improvement in the credit quality of the managed portfolio, which experienced lower delinquency and chargeoffs in the first quarter of 1994 than in the first quarter of 1993. Total Finance and Banking managed reserves as a percent of managed receivables increased to 2.26 percent at March 31, 1994 compared to 2.22 percent at December 31, 1993 and
     1.95 percent at March 31, 1993. See the following credit quality section for further discussion of factors affecting the provision for credit losses.

     Expenses
     --------
     Operating expenses, which the company defines as salaries and fringe benefits plus other operating expenses, were $400.0 million, up from $331.3 million in the first quarter of 1993 primarily due to increased costs associated with servicing the larger owned or serviced receivables portfolio and with marketing initiatives undertaken in 1994. Operating expenses as a percent of average receivables owned or serviced, annualized, increased to 3.57 percent compared to 3.48 percent in the first quarter of 1993.

     Policyholders' benefits were $20.2 million, flat compared to the first quarter of 1993. The effective tax rate for the Finance and Banking segment was 34.4 percent, compared to 33.3 percent in the first quarter of 1993.

     Credit Quality
     --------------
     Overall credit quality statistics of the Finance and Banking portfolio in the first quarter of 1994 were essentially unchanged compared to year-end.

     Delinquency
     -----------
     Delinquency levels are monitored for both receivables owned and receivables managed. The company looks at delinquency levels which include receivables serviced with limited recourse because this portfolio is subjected to underwriting standards comparable to the owned portfolio, is managed by operating personnel without regard to portfolio ownership and results in a similar credit loss exposure for the company.

     Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):
     -------------------------------------------------------------------------------------------------
                                               3/31/94    12/31/93     9/30/93     6/30/93     3/31/93
     -------------------------------------------------------------------------------------------------
     Domestic:
       First mortgage. . . . . . . . . . . .      2.31%       1.42%       1.21%       1.15%       1.27%
       Home equity . . . . . . . . . . . . .      3.10        3.16        3.38        3.20        3.46
       Other secured . . . . . . . . . . . .      1.62        1.38        1.83        3.20        2.80
       Bankcard. . . . . . . . . . . . . . .      2.41        2.41        2.57        2.47        2.58
       Merchant participation. . . . . . . .      5.02        5.01        5.43        5.73        6.36
       Other unsecured . . . . . . . . . . .      6.48        6.63        7.23        7.46        7.53
                                                  ----------------------------------------------------
     Total domestic. . . . . . . . . . . . .      3.37        3.28        3.50        3.46        3.68
                                                  ----------------------------------------------------
     Foreign:
       Canada. . . . . . . . . . . . . . . .      4.14        4.65        5.11        5.61        6.00
       United Kingdom. . . . . . . . . . . .      5.99        6.74        7.34        8.37        9.31
       Australia . . . . . . . . . . . . . .      7.98        8.93        9.59       10.95       12.06
                                                  ----------------------------------------------------
     Total foreign . . . . . . . . . . . . .      5.25        5.82        6.32        7.06        7.68
                                                  ----------------------------------------------------

     Total . . . . . . . . . . . . . . . . .      3.61%       3.58%       3.85%       3.93%       4.24%
                                                  ====================================================

     Delinquency as a percent of managed consumer receivables increased slightly from the year-end level, as the decrease in the managed consumer receivable portfolio outpaced a $4.4 million decline in the amount of delinquent receivables. Total delinquent consumer receivables decreased from the year-end 1993 level despite an increase of $13.6 million related to first mortgage receivables in Southern California on which the company temporarily extended payment terms due to the January 1994 earthquake. The company believes that its ultimate exposure on the impacted first mortgage receivables is small. First mortgage, total domestic and total delinquency excluding the effect of these receivables would have been 1.72, 3.32 and 3.56 percent, respectively, in the first quarter of 1994. The continued aging of the GM Card portfolio also contributed to increased domestic delinquency. Despite this increase, the GM Card continued to have lower delinquency than expected. Increases in the first mortgage and GM Card portfolios were partially offset by improvements in other domestic and foreign portfolios, as described below.

     The company believes delinquency will continue to improve. Further improvement, however, will depend on the extent and timing of improvement in economic conditions in the various countries and regional areas where the company operates, the composition of the managed receivables base, and the maturation of the GM Card portfolio.

     Domestic Delinquency
     --------------------
     First mortgage delinquency increased from December 1993 due to increased delinquency in Southern California caused by weak regional economic conditions and the effect of a temporary extension of payment terms granted to affected customers due to the recent earthquake. The company believes that this action will reduce the ultimate exposure on these receivables.

     Home equity delinquency declined slightly compared to the previous quarter and was well below the year-ago level. This improvement was attributable to the higher quality of recently underwritten receivables, despite continued weak economic conditions in the western region.

     The delinquency level for other secured receivables increased during the quarter, but did not impact total delinquency due to the small size of the portfolio.

     Bankcard delinquency was flat compared to the year-end level. Improvement in the non-GM Card portfolio was offset by an increasing level of delinquent GM Card receivables resulting from the aging of the GM Card portfolio. The GM Card program has had a favorable impact on the bankcard delinquency percentages since its inception. However, as the GM Card receivables continue to age, the company expects GM Card delinquency to increase. This increase is expected to be more than offset by further improvement in the non-GM Card portfolio.

     Merchant participation delinquency was essentially flat compared to December 31, 1993 and was well below the March 1993 level. The improvement from the prior year was due to tighter underwriting standards and a greater focus on association with low delinquency merchants.

     Other unsecured receivables delinquency declined from December 1993. The decrease is attributable to an improvement in the quality of receivables recently originated coupled with improvements in the economy and reduced personal bankruptcies. Since chargeoff rates on unsecured loans are much higher than secured loans, this improvement is significant in evaluating potential future credit losses.

     Foreign Delinquency
     -------------------
     Delinquency levels in the three foreign countries in which the company operates showed improvement over year-end 1993 levels. Declining delinquency in the United Kingdom, which has a portfolio of primarily unsecured products, and Canada was due to an improvement in the overall quality of recently underwritten receivables. The United Kingdom ratio also benefited from the issuance of the GM Card there beginning in early 1994, as new accounts were added to the receivables base but had not yet contributed to delinquency. Excluding the impact of the GM Card portfolio, the United Kingdom delinquency ratio would have been 6.51 percent. Delinquency levels in Australia have also continued to improve; however, due to the relatively small size of the loan portfolio, the decrease had a relatively small impact on total delinquency for both the foreign operations and the company.

     Nonperforming Assets
     --------------------
     Nonperforming assets consisted of the following:

     -------------------------------------------------------------------------------------------------
     In millions.                              3/31/94    12/31/93     9/30/93     6/30/93     3/31/93
     -------------------------------------------------------------------------------------------------
     Nonaccrual managed receivables. . . . .    $517.6      $528.7    $  565.4    $  582.4    $  635.0
     Accruing managed receivables 90 or more
       days delinquent . . . . . . . . . . .     215.6       207.3       198.5       205.5       187.7
                                                ------------------------------------------------------
     Total nonperforming managed receivables     733.2       736.0       763.9       787.9       822.7
                                                ------------------------------------------------------
     Real estate owned . . . . . . . . . . .     165.7       168.9       193.1       199.2       200.0
     Other assets acquired through
       foreclosure . . . . . . . . . . . . .      81.3        82.9        84.4        85.9        78.2
                                                ------------------------------------------------------
     Total nonperforming assets. . . . . . .    $980.2      $987.8    $1,041.4    $1,073.0    $1,100.9
                                                ======================================================
     Credit loss reserves for managed
       receivables as a percent of
       nonperforming managed receivables . .      88.8%       87.9%       76.6%       71.1%       64.1%
                                                ------------------------------------------------------

     Nonaccrual managed Finance and Banking receivables declined compared to year-end levels primarily due to continued improvement in the domestic consumer banking and Canadian operations.

     Net Chargeoffs of Consumer Receivables
     --------------------------------------

     Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables managed):
     -------------------------------------------------------------------------------------------------
                                                 First      Fourth       Third      Second       First
                                               Quarter     Quarter     Quarter     Quarter     Quarter
                                                  1994        1993        1993        1993        1993
     -------------------------------------------------------------------------------------------------
     Domestic:
       First mortgage. . . . . . . . . . . .       .46%        .21%        .59%        .40%        .20%
       Home equity . . . . . . . . . . . . .      1.20        1.17         .87         .98         .98
       Other secured . . . . . . . . . . . .       .05         .64        3.11        3.51        (.07)
       Bankcard. . . . . . . . . . . . . . .      4.22        3.99        3.78        3.43        4.20
       Merchant participation. . . . . . . .      3.91        4.26        4.44        4.02        4.57
       Other unsecured . . . . . . . . . . .      5.26        5.41        5.99        6.62        6.42
                                                  ----------------------------------------------------
     Total domestic. . . . . . . . . . . . .      2.97        2.82        2.78        2.66        2.75
                                                  ----------------------------------------------------
     Foreign:
       Canada. . . . . . . . . . . . . . . .      2.89        3.86        2.83        2.83        3.18
       United Kingdom. . . . . . . . . . . .      2.96        4.07        4.62        5.55        6.72
       Australia . . . . . . . . . . . . . .      2.74        3.77        2.61        3.38        5.21
                                                  ----------------------------------------------------
     Total foreign . . . . . . . . . . . . .      2.90        3.92        3.38        3.73        4.46
                                                  ----------------------------------------------------
     Total . . . . . . . . . . . . . . . . .      2.96%       2.96%       2.86%       2.81%       2.99%
                                                  ====================================================

     Net chargeoffs as a percent of average managed receivables for the 1994 first quarter were flat compared to the fourth quarter of 1993. Net chargeoffs on a dollar basis in the first quarter were $206.5 million, compared to $204.4 million in the fourth quarter of 1993. Improvements in other domestic products and in the foreign operations were offset by increased chargeoffs in the GM Card portfolio. Previous quarter chargeoff ratios benefited from growth in GM Card receivables which, due to their recent origination, had minimal chargeoffs. As the GM Card portfolio continues to age, the level of chargeoffs has risen resulting in an increase in both the chargeoff ratio and in total dollars charged off. However, GM chargeoff levels continue to be better than management's expectations.

     Overall foreign net chargeoffs in the first quarter of 1994 were lower than the fourth quarter of 1993. This decrease was caused by continued improvement in the United Kingdom and Canadian operations. Chargeoffs in Australia improved during the first quarter of 1994 and were below the first quarter 1993 levels. However, due to the size of the loan portfolio, Australia's chargeoffs did not significantly impact the overall chargeoff level of the company.

     Chargeoffs are a lagging indicator of credit quality and generally reflect prior delinquency trends. However, growth associated with the GM Card portfolio has resulted in a shift in product mix toward bankcard receivables, which have higher chargeoff rates than secured receivables. Although GM Card chargeoffs remained better than management's expectations, they increased during the quarter, offsetting improvements in other categories. The company expects that chargeoffs associated with the GM Card will continue to increase as the portfolio matures. These increases are expected to be somewhat offset by further improvement in other domestic products and the foreign operations. However, future improvement in chargeoff trends may be impacted by factors such as the continued shift in product mix toward bankcard receivables, economic conditions, and the impact of personal bankruptcies. Consequently, the extent and timing of an overall improved chargeoff trend remains uncertain.

     Net chargeoffs for first mortgage receivables increased in the first quarter of 1994 primarily due to the combination of the maturation of the portfolio and weak economic conditions in Southern California. Net chargeoffs for home equity loans were up slightly compared to the fourth quarter of 1993 and remained higher than the first quarter of 1993. Home equity loan chargeoffs continue to be impacted by weak economic conditions in the western region. Net chargeoffs of other secured receivables did not significantly impact total chargeoffs as these receivables represented approximately 3 percent of total managed receivables at March 31, 1994.

     Bankcard net chargeoffs increased over the fourth quarter of 1993 and were flat compared to the first quarter of 1993. The increase was related to the anticipated aging of the GM Card portfolio which offset improvement in the non-GM Card portfolio. Merchant participation chargeoffs declined compared to both the prior quarter and prior year period due to the favorable performance of recently underwritten receivables. The chargeoff ratio for other unsecured receivables was below both the fourth quarter and first quarter of 1993.

     INDIVIDUAL LIFE INSURANCE
     -------------------------
     Individual Life Insurance net income was $11.7 million, flat compared to the first quarter of 1993. Higher levels of contract revenues from individual life and annuity contracts were more than offset by increased operating expenses primarily due to higher commission expense and higher amortization of deferred insurance policy acquisition costs.

     Statements of Income
     --------------------------------------------------------------------------------------
     All dollar amounts are stated in millions.
     Three months ended March 31                                           1994        1993
     --------------------------------------------------------------------------------------
     Investment income . . . . . . . . . . . . . . . . . . . . . . . .   $132.7      $133.5
     Contract revenues . . . . . . . . . . . . . . . . . . . . . . . .     38.8        31.5
                                                                         ------------------
     Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . .    171.5       165.0
     Costs and expenses:
       Policyholders' benefits . . . . . . . . . . . . . . . . . . . .    109.9       112.1
       Operating expenses. . . . . . . . . . . . . . . . . . . . . . .     43.3        35.0
       Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .      6.6         6.2
                                                                         ------------------
     Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 11.7      $ 11.7
                                                                         ==================
     Return on average assets - annualized . . . . . . . . . . . . . .      .68%        .77%
                                                                         ==================

     --------------------------------------------------------------------------------------
                                                          March 31,            December 31,
                                                               1994                    1993
     --------------------------------------------------------------------------------------
     Investment securities . . . . . . . . . . . . .      $ 6,436.6               $ 6,358.0
     Life insurance in-force . . . . . . . . . . . .       33,305.7                32,371.6
                                                          =================================

     Investment securities for the Individual Life Insurance segment totaled $6.4 billion, flat with the December 31, 1993 level. The Individual Life Insurance portfolio represented approximately 71 percent of the company's total investment portfolio at March 31, 1994. Higher-risk securities, which include non-investment grade bonds, common and preferred stocks, commercial mortgage loans and real estate, represented 7.1 percent of the insurance investment portfolio at March 31, 1994, flat with 7.0 percent at December 31, 1993.

     At March 31, 1994 the market value for the insurance held-to-maturity investment portfolio was 104 percent of the carrying value compared to 108 percent at December 31, 1993. The decrease in market value over book value during the first three months of 1994 was mainly the result of the rising interest rate environment.

     Investment income in the first quarter of 1994 was $132.7 million, consistent with the year-ago period as higher levels of investment securities were offset by lower yields. Contract revenues for the period also increased due to higher levels of insurance in-force.

     Policyholders' benefits in the first quarter of 1994 were $109.9 million, down 2 percent over the same period in 1993 due to lower interest credited to policyholders caused by lower yields on investment securities.

     Operating expenses in the first quarter of 1994 were $43.3 million, up 24 percent from the same period in 1993 due to higher commission expense and higher levels of deferred insurance policy acquisition cost amortization which resulted from increased gross profits from universal life and annuity contracts.

     The effective tax rate was 36.1 percent for the first quarter of 1994 compared to 34.6 percent in the first quarter of 1993.

     LIQUIDATING COMMERCIAL LINES
     ----------------------------
     The net loss for the Liquidating Commercial Lines segment was $3.0 million compared to a net loss of $4.2 million in the first quarter of 1993.

     Statements of Operations
     -------------------------------------------------------------------------------------
     In millions.
     Three months ended March 31                                         1994         1993
     -------------------------------------------------------------------------------------
     Net interest margin . . . . . . . . . . . . . . . . . . . . . . $   10.7     $   12.0
     Other revenues. . . . . . . . . . . . . . . . . . . . . . . . .     11.8          (.1)
                                                                     ---------------------
     Net interest margin and other revenues. . . . . . . . . . . . .     22.5         11.9
     Provision for credit losses . . . . . . . . . . . . . . . . . .     24.0         14.3
     Operating expenses. . . . . . . . . . . . . . . . . . . . . . .      2.5          3.9
     Income tax benefit. . . . . . . . . . . . . . . . . . . . . . .     (1.0)        (2.1)
                                                                     ---------------------
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (3.0)    $   (4.2)
                                                                     =====================
     Average receivables owned . . . . . . . . . . . . . . . . . . . $1,157.3     $1,547.6
                                                                     =====================

     Net interest margin was essentially flat compared to the prior year as the effect of lower asset levels was offset by wider spreads. Increased other revenues primarily related to the company's 25 percent equity investment in a liquidating commercial joint venture made in June 1993 and fees received upon prepayment of several loans. Provision for credit losses was $24.0 million, up from $14.3 million in the first quarter of 1993. See page 12 in Management's Discussion and Analysis on Consolidated Credit Loss Reserves for factors impacting overall loss reserve levels. Operating expenses were $2.5 million, down from $3.9 million in the year-ago period principally due to lower write-downs and net expenses for real estate owned.

     Commercial Nonperforming Loans and Real Estate Owned:
     -------------------------------------------------------------------------------------------------
     In millions.                              3/31/94    12/31/93     9/30/93     6/30/93     3/31/93
     -------------------------------------------------------------------------------------------------
     Real estate nonaccrual. . . . . . . . .    $ 49.3      $ 54.8      $ 79.6      $ 90.6      $ 80.1
     Other nonaccrual. . . . . . . . . . . .     151.1       173.9       164.1       246.9       264.2
                                                ------------------------------------------------------
     Total nonaccrual. . . . . . . . . . . .     200.4       228.7       243.7       337.5       344.3
     Renegotiated. . . . . . . . . . . . . .      29.2        28.7        17.3        34.9        85.3
                                                ------------------------------------------------------
     Total nonperforming loans . . . . . . .     229.6       257.4       261.0       372.4       429.6
     Real estate owned . . . . . . . . . . .     249.7       256.6       262.2       258.1       248.4
                                                ------------------------------------------------------
     Total . . . . . . . . . . . . . . . . .    $479.3      $514.0      $523.2      $630.5      $678.0
                                                ======================================================
     Credit loss reserves as a percent of
       nonperforming loans . . . . . . . . .      74.4%       67.2%       71.2%       50.7%       43.6%
                                                ------------------------------------------------------

     Nonperforming commercial assets were $479.3 million, down compared to the December 1993 level. Nonaccrual loans decreased $28 million primarily due to chargeoffs taken in the quarter. Real estate owned decreased slightly compared to December 1993.

     The company expects the longer term downward trend in nonperforming assets to continue, although it may stabilize in the near future before decreasing. In addition, comparisons between periods may be impacted by individual transactions which mask the overall trend. The company continues to estimate its ultimate loss exposure on nonperforming assets based on performance and specific reviews of individual loans and its outlook for economic conditions. Because the portfolio consists of a number of loans with relatively large balances, changes in individual borrower circumstances which currently are unforeseen have the potential to change the estimate of ultimate loss exposure in the future.

     Management believes that commercial real estate markets began to stabilize in the second half of 1993. The level of future write-downs will continue to depend heavily on changes in overall market conditions as well as circumstances surrounding individual properties. To preserve value in liquidating the real estate owned portfolio over time, the company has segregated its portfolio into two categories. Properties in weak markets or with poor cash flow will be divested in an expeditious, orderly fashion. These properties, which have been written down an average of 53 percent, represented 18 percent of the commercial real estate owned portfolio at March 31, 1994. The average carrying value of a property in this portfolio at March 31, 1994 was approximately $2 million.
     Properties with positive and/or improved cash flows and in markets which, the company believes, have potential for improvement are being held for sale at prices which reflect this value and may, therefore, take longer to divest. Revenues on all commercial real estate properties, net of write-downs and carrying costs, were $.6 million in the first quarter of 1994 compared to net write-downs and carrying costs of $1.7 million in the same period in 1993.

     Corporate
     ---------
     Corporate expenses, net of tax benefits, for the first quarter of 1994 were $4.4 million, below the $5.6 million in the comparable prior year period due to lower interest expense.

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         10.4 Forms of Stock Option, Restricted Stock Rights and Performance Share Awards under the Household Inter-national Long-Term Executive Incentive Compensation Plan.

         10.7     Executive Employment Agreement between the Company and
                  D. C. Clark.

         12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

         21       List of Household International subsidiaries.

    (b)  Reports on Form 8-K

         During the first quarter of 1994, the Registrant filed a Current Report on Form 8-K dated February 1, 1994 reporting pursuant to Item 5, "Other Events" the financial results of Household International for the year ended December 31, 1993.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HOUSEHOLD INTERNATIONAL, INC.
                            ---------------------------------------
                            (Registrant)


Date:  May 13, 1994          By:  /s/ David A. Schoenholz
       ------------          ----------------------------------
                             David A. Schoenholz,
                             Senior Vice President-
                             Chief Financial Officer
                             and on behalf of
                             Household International, Inc.

                            Exhibit Index
                            -------------

10.4      Forms of Stock Option, Restricted Stock Rights and
          Performance Share Awards under the Household International Long-Term Executive Incentive Compensation Plan.

10.7      Executive Employment Agreement between the Company and
          D. C. Clark.

12        Statement of Computation of Ratio of Earnings to Fixed
          Charges and to Combined Fixed Charges and Preferred Stock
          Dividends.

21        List of Household International subsidiaries.


C:\WP51\BACK\10Q331.AS1 (5/11/94)