Form 10-K/A
period 1993-12-31
HOUSEHOLD INTERNATIONAL INC
filed 1994-06-28
CIK 354964

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


                             FORM 10K/A


                 AMENDMENT TO APPLICATION OR REPORT
              Filed pursuant to Section 12, 13 or 15(d)
                of The Securities Exchange Act of 1934

                    HOUSEHOLD INTERNATIONAL, INC.
                    -----------------------------
          (Exact name of registrant as specified in charter)


                           AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report on Form 10-K for the fiscal year ended December 31, 1993, as set forth in the pages attached hereto.


Exhibit 99     Annual Report on Form 11-K for the Household
               International Tax Reduction Investment Plan


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HOUSEHOLD INTERNATIONAL, INC.
                                  -----------------------------
                                          (Registrant)


Date:  June 27, 1994              By:  /s/ David A. Schoenholz
       -------------                   -----------------------
                                       David A. Schoenholz
                                       Senior Vice President-
                                       Chief Financial Officer

U:\WP\EMP819\EDGAR\HI10KA.AS1