Form 10-Q
period 1994-06-30
HOUSEHOLD INTERNATIONAL INC
filed 1994-08-12
CIK 354964

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                               -------------


                                   OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------



Commission file number 1-8198
                       ------


                      HOUSEHOLD INTERNATIONAL, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)



        Delaware                                 36-3121988
- ------------------------           ------------------------------------
(State of Incorporation)            (I.R.S. Employer Identification No.)



2700 Sanders Road, Prospect Heights, Illinois    60070
- ------------------------------------------------------
(Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code:  (708) 564-5000
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 1994, there were 96,135,946 shares of registrant's common stock outstanding.

Part 1.  FINANCIAL INFORMATION


1.   FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

STATEMENTS OF INCOME
- --------------------

All dollar amounts except per share data are stated in millions.
- ---------------------------------------------------------------------------------------------------------------
                                                                     Six Months Ended        Three Months Ended
                                                                             June 30,                  June 30,
                                                                    1994         1993        1994          1993
- ---------------------------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . . . . .  $1,268.0     $1,282.5      $651.9        $646.4
Interest income from noninsurance investment securities. . . .      60.9         68.0        29.2          36.1
Interest expense . . . . . . . . . . . . . . . . . . . . . . .     551.6        598.4       294.2         285.9
                                                                -----------------------------------------------
Net interest margin. . . . . . . . . . . . . . . . . . . . . .     777.3        752.1       386.9         396.6
Provision for credit losses on owned receivables . . . . . . .     328.9        357.0       154.8         183.2
                                                                -----------------------------------------------
Net interest margin after provision for credit losses. . . . .     448.4        395.1       232.1         213.4
                                                                -----------------------------------------------
Securitization and servicing fee income. . . . . . . . . . . .     337.1        191.5       166.1          94.4
Insurance premiums and contract revenues . . . . . . . . . . .     160.0        137.4        79.4          66.3
Investment income. . . . . . . . . . . . . . . . . . . . . . .     259.4        273.9       120.9         135.6
Fee income . . . . . . . . . . . . . . . . . . . . . . . . . .     128.8        139.5        66.0          70.7
Other income . . . . . . . . . . . . . . . . . . . . . . . . .      46.6         63.2        18.7          30.6
                                                                -----------------------------------------------
Total other revenues . . . . . . . . . . . . . . . . . . . . .     931.9        805.5       451.1         397.6
                                                                -----------------------------------------------
Net interest margin after provision for credit losses
  and other revenues . . . . . . . . . . . . . . . . . . . . .   1,380.3      1,200.6       683.2         611.0
                                                                -----------------------------------------------
Salaries and fringe benefits . . . . . . . . . . . . . . . . .     331.7        299.4       167.4         149.8
Other operating expenses . . . . . . . . . . . . . . . . . . .     545.0        442.7       261.9         226.2
Policyholders' benefits. . . . . . . . . . . . . . . . . . . .     259.2        265.9       129.1         133.3
                                                                -----------------------------------------------
Total costs and expenses . . . . . . . . . . . . . . . . . . .   1,135.9      1,008.0       558.4         509.3
                                                                -----------------------------------------------
Income before income taxes . . . . . . . . . . . . . . . . . .     244.4        192.6       124.8         101.7
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .      82.3         62.4        40.3          32.1
                                                                -----------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $  162.1     $  130.2      $ 84.5        $ 69.6
                                                                ===============================================

Earnings per common share:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $  162.1     $  130.2      $ 84.5        $ 69.6
Preferred dividends. . . . . . . . . . . . . . . . . . . . . .     (13.8)       (14.3)       (6.9)         (7.2)
                                                                -----------------------------------------------
Earnings available to common shareholders. . . . . . . . . . .  $  148.3     $  115.9      $ 77.6        $ 62.4
                                                                ===============================================
Average common and common equivalent shares (1). . . . . . . .      97.1         92.6        97.1          96.0
                                                                ===============================================
Fully diluted earnings per common share (1). . . . . . . . . .  $   1.53     $   1.25      $  .80        $  .65
                                                                ===============================================
Primary earnings per common share (1). . . . . . . . . . . . .  $   1.55     $   1.29      $  .81        $  .67
                                                                ===============================================
Dividends declared per common share (1). . . . . . . . . . . .  $    .60     $    .58      $  .30        $  .29
                                                                ===============================================
(1)  1993 amount has been restated to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective October 15, 1993.

See notes to condensed financial statements.

Household International, Inc. and Subsidiaries

BALANCE SHEETS
- --------------

In millions.
- ----------------------------------------------------------------------------------------------------
                                                                           June 30,     December 31,
                                                                               1994             1993
- ----------------------------------------------------------------------------------------------------
ASSETS
- ------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   352.3        $   317.4
Investment securities (fair value of
  $8,691.2 and $9,045.5) . . . . . . . . . . . . . . . . . . . .            8,635.6          8,795.1
Finance and banking receivables. . . . . . . . . . . . . . . . .           19,872.5         19,563.0
Liquidating commercial assets. . . . . . . . . . . . . . . . . .            1,363.5          1,555.7
Deferred insurance policy acquisition costs. . . . . . . . . . .              562.7            381.6
Acquired intangibles . . . . . . . . . . . . . . . . . . . . . .              582.0            473.4
Properties and equipment . . . . . . . . . . . . . . . . . . . .              454.1            434.3
Assets acquired through foreclosure. . . . . . . . . . . . . . .              241.3            251.8
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .            1,336.4          1,189.2
                                                                          --------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .          $33,400.4        $32,961.5
                                                                          ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Debt:
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 7,510.9        $ 7,516.1
  Commercial paper, bank and other borrowings. . . . . . . . . .            5,448.5          5,642.1
  Senior and senior subordinated debt (with original
    maturities over one year). . . . . . . . . . . . . . . . . .            9,586.1          9,113.8
                                                                          --------------------------
Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . .           22,545.5         22,272.0
Insurance policy and claim reserves. . . . . . . . . . . . . . .            6,429.1          6,064.2
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .            2,024.8          2,207.7
                                                                          --------------------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .           30,999.4         30,543.9
                                                                          --------------------------
Convertible preferred stock subject to mandatory redemption. . .                3.9             19.3
                                                                          --------------------------
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . .              320.0            320.0
                                                                          --------------------------
Common shareholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . .              114.7            113.3
  Additional paid-in capital . . . . . . . . . . . . . . . . . .              353.6            337.3
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .            2,266.7          2,176.3
  Foreign currency translation adjustments . . . . . . . . . . .             (137.0)          (132.7)
  Unrealized gain (loss) on investments, net . . . . . . . . . .              (67.4)            40.5
  Common stock in treasury . . . . . . . . . . . . . . . . . . .             (453.5)          (456.4)
                                                                          --------------------------
Total common shareholders' equity. . . . . . . . . . . . . . . .            2,077.1          2,078.3
                                                                          --------------------------
Total liabilities and shareholders' equity . . . . . . . . . . .          $33,400.4        $32,961.5
                                                                          ==========================

See notes to condensed financial statements.

Household International, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS
- ------------------------

In millions.
- ---------------------------------------------------------------------------------------------------
Six months ended June 30                                                      1994             1993
- ---------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   162.1        $   130.2
Adjustments to reconcile net income to net cash provided by operations:
  Provision for credit losses on owned receivables . . . . . . . . . . .     328.9            357.0
  Insurance policy and claim reserves. . . . . . . . . . . . . . . . . .     138.8            141.1
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .     120.5            109.8
  Net realized (gains) losses from sales of assets . . . . . . . . . . .      37.7             (2.8)
  Deferred insurance policy acquisition costs. . . . . . . . . . . . . .     (46.0)           (40.6)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      55.8             78.1
                                                                         --------------------------
Cash provided by operations. . . . . . . . . . . . . . . . . . . . . . .     797.8            772.8
                                                                         --------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (2,388.5)        (1,615.7)
  Matured. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     501.5            476.3
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,611.4            660.4
Short-term investment securities, net change . . . . . . . . . . . . . .      79.9            (85.1)
Receivables, excluding bankcard:
  Originated or purchased. . . . . . . . . . . . . . . . . . . . . . . .  (5,383.3)        (4,909.4)
  Collected. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,727.4          3,582.1
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,064.1          1,300.7
Bankcard receivables:
  Originated or collected, net . . . . . . . . . . . . . . . . . . . . .  (6,743.4)        (2,787.0)
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (519.0)               -
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7,015.9          1,584.8
Acquisition of banking organizations:
  Deposits and other liabilities assumed, net. . . . . . . . . . . . . .         -            203.1
Acquisition of credit card relationships . . . . . . . . . . . . . . . .    (138.1)               -
Properties and equipment purchased . . . . . . . . . . . . . . . . . . .     (61.1)           (42.8)
Properties and equipment sold. . . . . . . . . . . . . . . . . . . . . .       2.3              5.0
                                                                         --------------------------
Cash decrease from investments in operations . . . . . . . . . . . . . .  (1,230.9)        (1,627.6)
                                                                         --------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change. . . . . . . . . . . . . . . . . . . . . . .    (316.5)           812.4
Time certificates accepted . . . . . . . . . . . . . . . . . . . . . . .   1,708.4          1,057.6
Time certificates paid . . . . . . . . . . . . . . . . . . . . . . . . .  (1,590.0)        (1,648.3)
Senior and senior subordinated debt issued . . . . . . . . . . . . . . .   2,011.7          1,595.9
Senior and senior subordinated debt retired. . . . . . . . . . . . . . .  (1,514.7)        (1,363.2)
Policyholders' benefits paid . . . . . . . . . . . . . . . . . . . . . .    (249.1)          (186.1)
Cash received from policyholders . . . . . . . . . . . . . . . . . . . .     472.7            418.6
Shareholders' dividends. . . . . . . . . . . . . . . . . . . . . . . . .     (71.7)           (69.7)
Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . .       3.8            289.8
                                                                         --------------------------
Cash increase from financing and capital transactions. . . . . . . . . .     454.6            907.0
                                                                         --------------------------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . .      13.4             (9.7)
                                                                         --------------------------
Increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34.9             42.5
Cash at January 1. . . . . . . . . . . . . . . . . . . . . . . . . . . .     317.4            255.8
                                                                         --------------------------
Cash at June 30. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   352.3        $   298.3
                                                                         ==========================
Supplemental cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   568.8        $   615.5
                                                                         ==========================
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . $   120.4        $    51.4
                                                                         ==========================

See notes to condensed financial statements.
Household International, Inc. and Subsidiaries

BUSINESS SEGMENT DATA
- ---------------------
In millions.
- --------------------------------------------------------------------------------------------------------------
                                                                      Six Months Ended      Three Months Ended
                                                                              June 30,                June 30,
                                                                       1994       1993          1994      1993
- --------------------------------------------------------------------------------------------------------------
REVENUES
- --------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .   $1,883.5   $1,776.6      $  960.9  $  892.1
Individual Life Insurance. . . . . . . . . . . . . . . . . . . .      321.7      324.3         150.2     159.3
                                                                   -------------------------------------------
Core Business. . . . . . . . . . . . . . . . . . . . . . . . . .    2,205.2    2,100.9       1,111.1   1,051.4
Liquidating Commercial Lines . . . . . . . . . . . . . . . . . .       55.6       55.1          21.1      28.7
                                                                   -------------------------------------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $2,260.8   $2,156.0      $1,132.2  $1,080.1
                                                                   ===========================================
NET INCOME
- ----------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .   $  153.5   $  133.4      $   80.2  $   74.7
Individual Life Insurance. . . . . . . . . . . . . . . . . . . .       22.3       21.5          10.6       9.8
Corporate. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8.2)     (16.5)         (3.8)    (10.9)
                                                                   -------------------------------------------
Core Business. . . . . . . . . . . . . . . . . . . . . . . . . .      167.6      138.4          87.0      73.6
Liquidating Commercial Lines . . . . . . . . . . . . . . . . . .       (5.5)      (8.2)         (2.5)     (4.0)
                                                                   -------------------------------------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  162.1   $  130.2      $   84.5  $   69.6
                                                                   ===========================================
Return on average owned assets - Core Business (1) . . . . . . .       1.06%       .90%         1.08%      .97%
                                                                   ===========================================
Return on average owned assets - Total (1) . . . . . . . . . . .        .98%       .80%         1.01%      .87%
                                                                   ===========================================
Return on average common shareholders' equity - Core Business (1)     19.32%     18.36%        20.14%    18.25%
                                                                   ===========================================
Return on average common shareholders' equity - Total (1). . . .      14.16%     12.96%        14.96%    13.01%
                                                                   ===========================================
(1)  Annualized

- ---------------------------------------------------------------------------------------------------------------
                                                                              June 30,             December 31,
Assets                                                                            1994                     1993
- ---------------------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . . . . .       $24,716.4                $24,362.5
Individual Life Insurance. . . . . . . . . . . . . . . . . . . . . . .         7,228.2                  6,959.0
Corporate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            92.3                     84.3
                                                                             ----------------------------------
Core Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32,036.9                 31,405.8
Liquidating Commercial Lines . . . . . . . . . . . . . . . . . . . . .         1,363.5                  1,555.7
                                                                             ----------------------------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $33,400.4                $32,961.5
                                                                             ==================================
- ---------------------------------------------------------------------------------------------------------------
                                                                              June 30,             December 31,
Receivables owned                                                                 1994                     1993
- ---------------------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . . . . .       $19,645.9                $19,340.5
Liquidating Commercial Lines . . . . . . . . . . . . . . . . . . . . .         1,002.0                  1,189.9
                                                                             ----------------------------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $20,647.9                $20,530.4
                                                                             ==================================
- ---------------------------------------------------------------------------------------------------------------
                                                                              June 30,             December 31,
Receivables managed                                                               1994                     1993
- ---------------------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . . . . .       $29,954.9                $29,168.3
Liquidating Commercial Lines . . . . . . . . . . . . . . . . . . . . .         1,002.0                  1,189.9
                                                                             ----------------------------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $30,956.9                $30,358.2
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

2.   INVESTMENT SECURITIES
     ---------------------

     Investment securities consisted of the following:
     -----------------------------------------------------------------------------------------------------------
     In millions.                                                        June 30, 1994         December 31, 1993
     -----------------------------------------------------------------------------------------------------------
                                                                   Carrying       Fair       Carrying       Fair
                                                                      Value      Value          Value      Value
     -----------------------------------------------------------------------------------------------------------
     TRADING INVESTMENTS
     Government securities and other . . . . . . . . . . . . . .   $   73.4   $   73.4       $  108.8   $  108.8
                                                                   ---------------------------------------------
     AVAILABLE-FOR-SALE INVESTMENTS
     Marketable equity securities:
       Common stocks . . . . . . . . . . . . . . . . . . . . . .       33.4       33.4           18.5       18.5
       Preferred stocks. . . . . . . . . . . . . . . . . . . . .       57.2       57.2           66.3       66.3
     Corporate securities. . . . . . . . . . . . . . . . . . . .    2,229.7    2,229.7        2,047.1    2,047.1
     Government securities . . . . . . . . . . . . . . . . . . .      321.1      321.1          536.3      536.3
     Mortgage-backed securities. . . . . . . . . . . . . . . . .    1,825.9    1,825.9        1,983.9    1,983.9
     Commercial paper. . . . . . . . . . . . . . . . . . . . . .       62.4       62.4           52.6       52.6
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      219.9      219.9          295.2      295.2
                                                                   ---------------------------------------------
     Subtotal. . . . . . . . . . . . . . . . . . . . . . . . . .    4,749.6    4,749.6        4,999.9    4,999.9
                                                                   ---------------------------------------------
     HELD-TO-MATURITY INVESTMENTS
     Corporate securities. . . . . . . . . . . . . . . . . . . .    1,835.8    1,876.6        1,852.3    2,049.4
     Government securities . . . . . . . . . . . . . . . . . . .       43.2       43.1           34.5       36.7
     Mortgage-backed securities. . . . . . . . . . . . . . . . .    1,004.2    1,014.8          882.1      928.1
     Mortgage loans on real estate . . . . . . . . . . . . . . .      168.5      172.0          222.4      226.0
     Policy loans. . . . . . . . . . . . . . . . . . . . . . . .       85.7       85.7           81.6       81.6
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      556.5      557.3          494.6      496.1
                                                                   ---------------------------------------------
     Subtotal. . . . . . . . . . . . . . . . . . . . . . . . . .    3,693.9    3,749.5        3,567.5    3,817.9
                                                                   ---------------------------------------------
     Accrued investment income . . . . . . . . . . . . . . . . .      118.7      118.7          118.9      118.9
                                                                   ---------------------------------------------
     Total investment securities . . . . . . . . . . . . . . . .   $8,635.6   $8,691.2       $8,795.1   $9,045.5
                                                                   =============================================
     /TABLE

3.   FINANCE AND BANKING RECEIVABLES
     -------------------------------

     Finance and banking receivables consisted of the following:
     -------------------------------------------------------------------------------------------------
                                                                       June 30,           December 31,
     In millions.                                                          1994                   1993
     -------------------------------------------------------------------------------------------------
     First mortgage. . . . . . . . . . . . . . . . . . . . . . .      $ 3,164.6              $ 3,534.1
     Home equity . . . . . . . . . . . . . . . . . . . . . . . .        2,899.8                2,850.9
     Other secured . . . . . . . . . . . . . . . . . . . . . . .          842.3                  875.4
     Bankcard. . . . . . . . . . . . . . . . . . . . . . . . . .        4,530.9                4,356.9
     Merchant participation. . . . . . . . . . . . . . . . . . .        2,845.7                2,636.5
     Other unsecured . . . . . . . . . . . . . . . . . . . . . .        4,557.8                4,320.8
     Equipment financing and other . . . . . . . . . . . . . . .          804.8                  765.9
                                                                      --------------------------------
     Receivables owned . . . . . . . . . . . . . . . . . . . . .       19,645.9               19,340.5

     Accrued finance charges . . . . . . . . . . . . . . . . . .          281.1                  251.8
     Credit loss reserve for owned receivables . . . . . . . . .         (423.2)                (424.0)
     Unearned credit insurance premiums and claims reserves. . .         (121.6)                (117.5)
     Amounts due and deferred from receivables sales . . . . . .          730.7                  735.0
     Reserve for receivables serviced with limited recourse. . .         (240.4)                (222.8)
                                                                      --------------------------------
     Total receivables owned, net. . . . . . . . . . . . . . . .       19,872.5               19,563.0
     Receivables serviced with limited recourse. . . . . . . . .       10,309.0                9,827.8
     Receivables serviced with no recourse . . . . . . . . . . .       17,239.4               15,229.4
                                                                      --------------------------------
     Total receivables owned or serviced, net. . . . . . . . . .      $47,420.9              $44,620.2
                                                                      ================================

     The outstanding balance of receivables serviced with limited recourse consisted of the following:
     -------------------------------------------------------------------------------------------------
                                                                       June 30,           December 31,
     In millions.                                                          1994                   1993
     -------------------------------------------------------------------------------------------------
     Home equity . . . . . . . . . . . . . . . . . . . . . . . .      $ 4,900.3              $ 5,029.5
     Bankcard. . . . . . . . . . . . . . . . . . . . . . . . . .        5,195.3                4,485.7
     Merchant participation. . . . . . . . . . . . . . . . . . .          213.4                  312.6
                                                                      --------------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      $10,309.0              $ 9,827.8
                                                                      ================================

     The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:
     -------------------------------------------------------------------------------------------------
                                                                       June 30,           December 31,
     In millions.                                                          1994                   1993
     -------------------------------------------------------------------------------------------------
     First mortgage. . . . . . . . . . . . . . . . . . . . . . .      $ 3,164.6              $ 3,534.1
     Home equity . . . . . . . . . . . . . . . . . . . . . . . .        7,800.1                7,880.4
     Other secured . . . . . . . . . . . . . . . . . . . . . . .          842.3                  875.4
     Bankcard. . . . . . . . . . . . . . . . . . . . . . . . . .        9,726.2                8,842.6
     Merchant participation. . . . . . . . . . . . . . . . . . .        3,059.1                2,949.1
     Other unsecured . . . . . . . . . . . . . . . . . . . . . .        4,557.8                4,320.8
     Equipment financing and other . . . . . . . . . . . . . . .          804.8                  765.9
                                                                      --------------------------------
     Receivables managed . . . . . . . . . . . . . . . . . . . .      $29,954.9              $29,168.3
                                                                      ================================

     The outstanding balance of receivables serviced with no recourse consisted of the following:
     -------------------------------------------------------------------------------------------------
                                                                       June 30,           December 31,
     In millions.                                                          1994                   1993
     -------------------------------------------------------------------------------------------------
     First mortgage. . . . . . . . . . . . . . . . . . . . . . .      $16,266.4              $13,917.5
     Other unsecured . . . . . . . . . . . . . . . . . . . . . .          973.0                1,311.9
                                                                      --------------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      $17,239.4              $15,229.4
                                                                      ================================

     The amount due and deferred from receivables sales of $730.7 million at June 30, 1994 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $698.6 million. The amount due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $281.3 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $133.0 million at June 30, 1994. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $240.4 million at June 30, 1994 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

     See Note 5, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 18 through 20 for additional information related to the credit quality of Finance and Banking receivables.

4.   LIQUIDATING COMMERCIAL ASSETS
     -----------------------------

     Liquidating commercial assets consisted of the following:
     -----------------------------------------------------------------------------------------------
                                                                       June 30,         December 31,
     In millions.                                                          1994                 1993
     -----------------------------------------------------------------------------------------------
     Receivables
       Commercial real estate. . . . . . . . . . . . . . . . . .       $  260.5             $  297.1
       Highly leveraged acquisition finance and other. . . . . .          741.5                892.8
                                                                       -----------------------------
     Receivables owned . . . . . . . . . . . . . . . . . . . . .        1,002.0              1,189.9
     Accrued finance charges . . . . . . . . . . . . . . . . . .           10.8                  9.2
     Reserve for credit losses . . . . . . . . . . . . . . . . .         (165.0)              (172.9)
                                                                       -----------------------------
     Total receivables owned, net. . . . . . . . . . . . . . . .          847.8              1,026.2
     Real estate owned . . . . . . . . . . . . . . . . . . . . .          244.2                256.6
     Other assets. . . . . . . . . . . . . . . . . . . . . . . .          271.5                272.9
                                                                       -----------------------------
     Total liquidating commercial assets . . . . . . . . . . . .       $1,363.5             $1,555.7
                                                                       =============================

     See Note 5, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 22 and 23 for additional information related to the credit quality of Liquidating Commercial Assets.

5.   CREDIT LOSS RESERVES
     --------------------

     An analysis of credit loss reserves for the six months ended June 30 is as follows:
     ------------------------------------------------------------------------------------------------
     In millions.                                                                1994            1993
     ------------------------------------------------------------------------------------------------
     Credit loss reserves for owned receivables at January 1 . . . . . . . .   $621.9          $564.1
                                                                               ----------------------
     Provision for credit losses - owned receivables:
       Finance and Banking . . . . . . . . . . . . . . . . . . . . . . . . .    296.8           318.9
       Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . . . .     32.1            28.1
       Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -            10.0
                                                                               ----------------------
     Total provision for credit losses - owned receivables . . . . . . . . .    328.9           357.0
                                                                               ----------------------
     Owned receivables charged off:
       Finance and Banking . . . . . . . . . . . . . . . . . . . . . . . . .   (351.2)         (332.4)
       Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . . . .    (40.7)          (43.1)
                                                                               ----------------------
     Total owned receivables charged off . . . . . . . . . . . . . . . . . .   (391.9)         (375.5)
                                                                               ----------------------
     Recoveries on owned receivables:
       Finance and Banking . . . . . . . . . . . . . . . . . . . . . . . . .     55.0            48.3
       Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . . . .       .7              .6
                                                                               ----------------------
     Total recoveries on owned receivables . . . . . . . . . . . . . . . . .     55.7            48.9
                                                                               ----------------------
     Credit loss reserves on receivables purchased, net. . . . . . . . . . .       .4             1.5
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1.8)           (4.2)
                                                                               ----------------------
     TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT JUNE 30 . . . . . .    613.2           591.8
                                                                               ----------------------
     Credit loss reserves for receivables serviced with
       limited recourse at January 1 . . . . . . . . . . . . . . . . . . . .    222.8           160.7
     Provision for credit losses . . . . . . . . . . . . . . . . . . . . . .    134.1           114.7
     Chargeoffs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (119.1)          (98.0)
     Recoveries. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3.7             2.6
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1.1)            2.5
                                                                               ----------------------
     TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
       LIMITED RECOURSE AT JUNE 30 . . . . . . . . . . . . . . . . . . . . .    240.4           182.5
                                                                               ----------------------
     TOTAL CREDIT LOSS RESERVES AT JUNE 30 . . . . . . . . . . . . . . . . .   $853.6          $774.3
                                                                               ======================
     Total credit loss reserves for owned receivables at June 30:
       Finance and Banking . . . . . . . . . . . . . . . . . . . . . . . . .   $423.2          $377.9
       Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . . . .    165.0           188.9
       Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25.0            25.0
                                                                               ----------------------
     TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT JUNE 30 . . . . . .   $613.2          $591.8
                                                                               ======================
     Total credit loss reserves for managed receivables at June 30:
       Finance and Banking . . . . . . . . . . . . . . . . . . . . . . . . .   $663.6          $560.4
       Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . . . .    165.0           188.9
       Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25.0            25.0
                                                                               ----------------------
     TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT JUNE 30 . . . . .   $853.6          $774.3
                                                                               ======================
     /TABLE

6.   INCOME TAXES
     ------------
     Effective tax rates for the six months ended June 30, 1994 and 1993 of 33.7 and 32.4 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) foreign loss carryforwards, (b) amortization of intangible assets, (c) state and local income taxes, (d) dividends received deduction applicable to term preferred stocks,
     (e) nondeductible dividends on preferred stock of subsidiaries, (f) reduction of noncurrent tax requirements and (g) leveraged lease tax benefits.

     In the third quarter of 1993, new Federal tax legislation was enacted which resulted in the statutory income tax rate being increased from 34 percent to 35 percent retroactive to January 1, 1993. The effect of the new tax legislation is not reflected in the effective tax rate for the six months ended June 30, 1993 as the increase in income tax expense was recorded as a year-to-date adjustment at September 30, 1993.

7.   EARNINGS PER COMMON SHARE
     -------------------------

     Computations of earnings per common share for the six months ended June 30 were as follows:
     ----------------------------------------------------------------------------------------------------------
                                                                                 1994                      1993
                                                                   ------------------        ------------------
                                                                                Fully                     Fully
     In millions, except per share data.                           Primary    Diluted         Primary   Diluted
     ----------------------------------------------------------------------------------------------------------
     Earnings:
       Net income. . . . . . . . . . . . . . . . . . . . . . . .    $162.1     $162.1          $130.2    $130.2
       Preferred dividends . . . . . . . . . . . . . . . . . . .     (14.5)     (13.8)          (16.0)    (14.3)
                                                                    -------------------------------------------
     Net income available to common shareholders . . . . . . . .    $147.6     $148.3          $114.2    $115.9
                                                                    ===========================================
     Average shares (1):
       Common. . . . . . . . . . . . . . . . . . . . . . . . . .      94.7       94.7            88.4      88.4
       Common equivalents. . . . . . . . . . . . . . . . . . . .        .6        2.4              .4       4.2
                                                                    -------------------------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      95.3       97.1            88.8      92.6
                                                                    ===========================================
     Earnings per common share (1) . . . . . . . . . . . . . . .    $ 1.55     $ 1.53          $ 1.29    $ 1.25
                                                                    ===========================================
     (1) 1993 amounts have been restated to reflect the two-for-one stock split in the form of a 100 percent stock dividend, effective October 15, 1993.

     Common share equivalents assume exercise of stock options, if dilutive. Fully diluted earnings per share computations also assume conversion of dilutive convertible preferred stock into common equivalents. Preferred stock is considered dilutive if its dividend rate per common share assuming conversion is less than primary earnings per common share.

8.   LEASES AND OTHER SIMILAR ARRANGEMENTS
     -------------------------------------
     In the fourth quarter of 1991, the company purchased credit card receivables of approximately $1 billion from CoreStates Financial Corporation. In connection with that purchase, an unaffiliated third party acquired the rights to the account relationships associated with the receivables and entered into an agreement to license these rights to the company. In the second quarter of 1994, the company terminated the license agreement and acquired these account relationships resulting in an increase of approximately $140 million in acquired intangibles.

9.   OTHER MATTERS
     -------------
     In June 1994, the company entered into an agreement with an unaffiliated institution to assume certain liabilities, including approximately $1.3 billion in customer deposits, and purchase 26 consumer bank branch facilities located in Illinois. The transaction is expected to be completed in the Fall of 1994.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Consolidated Results of Operations
     ----------------------------------
     Net income for the second quarter and first six months of 1994 was $84.5 and $162.1 million, up 21 percent from $69.6 million and 25 percent from $130.2 million in 1993. The improvements in consolidated net income for both periods primarily were due to increased earnings in the Finance and Banking segment and lower corporate expenses. Earnings in the Individual Life Insurance segment also improved for both the second quarter and first six months of 1994 compared to the prior year. In addition, net income for both periods benefited from reduced losses in the Liquidating Commercial Lines segment ("LCL"). Fully diluted earnings per share were $.80 per share in the second quarter and $1.53 per share for the first six months of 1994, up from $.65 per share and $1.25 per share in the same periods in 1993.

     During the second quarter and first six months of 1994, the company's operations, financial position and profitability were affected by the following:

     - The domestic consumer finance, private-label credit card and bankcard businesses increased earnings in both the second quarter and first six months of 1994 over the year-ago periods. Domestic consumer finance earnings increased primarily due to higher net interest margin, increased servicing fee income and lower credit costs. In the third quarter of 1993, the company began servicing without recourse an unsecured consumer loan portfolio which totaled approximately $1.0 billion at quarter end. Private-label credit card earnings increased primarily due to growth in the managed portfolio. The domestic bankcard business exhibited continued growth primarily as a result of the company's association with the General Motors credit card ("GM Card") program. GM Card receivable growth generated higher net interest margins and substantial fee income, offset somewhat by higher operating expenses related to servicing and increased provision for credit losses. Mortgage banking earnings in the second quarter and first six months of 1994 were down from the year-ago periods primarily due to a lower owned portfolio and narrower spreads. There were no write-downs of capitalized servicing rights in the 1994 second quarter and 1994 year-to-date write-downs were lower than the 1993 six month period.

     - Collectively, the foreign businesses were profitable in both the second quarter and first six months of 1994 compared to breakeven results in the prior year quarter and a loss in the prior year six month period. The United Kingdom operation earned $5.2 million in the second quarter, up from $2.0 million in 1993. For the first six months of 1994, the United Kingdom earned $9.9 million compared to a loss of $1.2 million in the prior year. The year-over-year improvement in earnings was due largely to portfolio growth and lower credit costs. Portfolio growth benefited from the launch of the GM Card from Vauxhall in the United Kingdom in January 1994. The Canadian operation reported a loss in the second quarter and for the first six months of 1994 which was comparable to the prior year periods. The Australian operation remained profitable.

     - Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was
         3.32 percent, down from 3.61 percent at March 31, 1994 and 3.93 percent at June 30, 1993. Total delinquent receivables fell $44.8 million during the second quarter. The total consumer managed chargeoff ratio decreased compared to the first quarter but was slightly higher than the year-ago quarter, due to the maturation of the GM Card portfolio.

     - Credit loss reserves as a percent of Finance and Banking managed receivables was 2.22 percent at June 30, 1994, down slightly from
         2.26 percent at March 31, 1994 but up from 2.03 percent at June
         30, 1993. Consumer credit loss reserves as a percent of managed delinquency was 66.8 percent at June 30, 1994, up from 62.7 percent at March 31, 1994 and 52.0 percent at June 30, 1993.
         Reserves for LCL receivables were essentially unchanged during the quarter and for the first six months of the year despite a $187.9 million decrease in receivables since December 31, 1993, including

         $40.0 million in net chargeoffs. Credit loss reserves at June 30, 1994 as a percent of both LCL receivables and nonperforming loans increased over December 31, 1993 and June 30, 1993 levels.

     - Managed consumer receivables (owned receivables plus those serviced with limited recourse) increased 4 percent during the second quarter. The majority of the domestic growth occurred in the unsecured products, primarily bankcards which grew 7 percent in the quarter and private-label credit cards which grew 4 percent. First mortgage receivables were essentially flat compared to the previous quarter. Lack of growth in the first mortgage receivable portfolio is the result of the impact of the rising interest rate environment which has significantly decreased the demand for refinancings, and the company's desire to maintain its pricing discipline on products it chooses to keep in portfolio. The foreign consumer portfolio grew 9 percent during the quarter primarily due to the GM Card from Vauxhall in the United Kingdom.

         Managed consumer receivables were up 9 percent over the prior year period. This increase was somewhat offset by high levels of prepayment activity in the first mortgage and home equity portfolios, which began to stabilize in the second quarter due to the higher interest rate environment. Excluding the first mortgage portfolio, managed domestic consumer receivables were up 15 percent over the prior year. Demand for new loans, in particular credit cards and unsecured loans, remained strong as volume increased 41 percent during the first six months compared to the same year-ago period. The foreign consumer portfolio was up 10 percent over the prior year period primarily due to the GM Card from Vauxhall in the United Kingdom.

     - Net interest margin on a managed basis as a percent of average managed interest-earning assets was 6.94 percent in the second quarter compared to 7.27 percent in the previous quarter and 7.33 percent in the year-ago quarter. The decline in the second quarter was primarily due to increased interest costs on variable rate liabilities, which repriced more quickly than the company's variable rate receivables in the rising interest rate environment. The impact on margin was consistent with the company's expectations given the interest rate environment and the company's asset/liability management strategy.

     - Year-over-year growth in managed basis fee income outpaced growth in the managed consumer receivables portfolio primarily due to the shift in product mix towards credit card receivables, specifically the GM Card. Increased interchange fee income primarily was due to an increase in the number of credit cards issued and greater transaction volume, reflected in higher receivable volumes for the company's domestic bankcard business.

     The ratio of common and preferred shareholders' equity (including convertible preferred stock) to total assets was 7.19 percent compared to 7.33 percent at December 31, 1993. The ratios were affected by the adoption of Statement of Financial Accounting Standards No. 115 ("FAS No. 115") which requires that unrealized gains or losses in certain debt and equity securities be recorded as an adjustment to shareholders' equity. The rise in interest rates from December 31, 1993 to June 30, 1994 resulted in a net unrealized loss of $67.4 million in the company's available-for-sale investment portfolio and a corresponding reduction in shareholders' equity. While FAS No. 115 provides for the adjustment of certain debt and equity securities to fair value, it does not allow for a corresponding adjustment for a change in related liabilities. Therefore, the unrealized loss does not reflect the change in the economic value of shareholders' equity due to higher interest rates. The company believes that the change in fair value of liabilities would offset a significant amount of the reduction in the fair value of its investment portfolio. Excluding the effect of the FAS No. 115 component of shareholders' equity, the ratio of common and preferred shareholders' equity to total assets was 7.39 at June 30, 1994, up from 7.21 percent at December 31, 1993.

     Consolidated Credit Loss Reserves
     ---------------------------------
     The company's credit portfolios and credit management policies have historically been divided into two distinct components - consumer and commercial. For consumer products, credit policies require effective portfolio management focusing on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. The commercial credit portfolio is monitored by individual transaction as well as being evaluated by overall risk factors. See Note 3, "Finance and Banking Receivables" and Note 4, "Liquidating Commercial Assets" in the accompanying financial statements for receivables by product type.

     Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

     -----------------------------------------------------------------------------------------------
                                                   June 30,   March 31,    December 31,     June 30,
                                                       1994        1994            1993         1993
     -----------------------------------------------------------------------------------------------
     Finance and Banking:
       Owned . . . . . . . . . . . . . . . .         $423.2      $423.2          $424.0       $377.9
       Serviced with limited recourse. . . .          240.4       228.4           222.8        182.5
                                                     -----------------------------------------------
       Managed . . . . . . . . . . . . . . .          663.6       651.6           646.8        560.4
     Liquidating Commercial Lines. . . . . .          165.0       170.8           172.9        188.9
     Corporate . . . . . . . . . . . . . . .           25.0        25.0            25.0         25.0
                                                     -----------------------------------------------
     Total . . . . . . . . . . . . . . . . .         $853.6      $847.4          $844.7       $774.3
                                                     ===============================================

     Total owned and managed credit loss reserves as a percent of receivables were as follows:

     -----------------------------------------------------------------------------------------------
                                                   June 30,   March 31,    December 31,     June 30,
                                                       1994        1994            1993         1993
     -----------------------------------------------------------------------------------------------
     Owned:
       Finance and Banking . . . . . . . . .           2.15%       2.22%           2.19%        1.96%
       Liquidating Commercial Lines. . . . .          16.47       15.45           14.53        13.06
                                                      ----------------------------------------------
     Total owned (1) . . . . . . . . . . . .           2.97%       3.07%           3.03%        2.85%
                                                      ==============================================
     Managed:
       Finance and Banking . . . . . . . . .           2.22%       2.26%           2.22%        2.03%
       Liquidating Commercial Lines. . . . .          16.47       15.45           14.53        13.06
                                                      ----------------------------------------------
     Total managed (1) . . . . . . . . . . .           2.76%       2.83%           2.78%        2.66%
                                                      ==============================================
     (1) Includes credit loss reserve of the Corporate Segment.

     The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product, and judgmental factors when there is not clear experience. The level of reserves for commercial credit losses is based on a quarterly review process for all commercial credits and management's evaluation of probable future losses in the portfolio as a whole given its geographic and industry diversification and historical loss experience. The general credit loss reserve at the corporate level is maintained to strengthen overall credit loss reserves and is based upon management's evaluation of the receivable portfolio as a whole, including the geographic concentrations of receivables and unpredictability of ultimate potential exposure in individually large receivables in the Finance and Banking and Liquidating Commercial Lines segments. This reserve will be charged against segment operations in the future as it is used to absorb credit losses in those operations. Management also evaluates the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing consumer, commercial and corporate credit loss reserves. While management allocates substantially all reserves among the company's various products and segments, all reserves are considered to be available to cover total loan losses. See Note 5, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.

     FINANCE AND BANKING
     -------------------
     Statements of Income

     ----------------------------------------------------------------------------------------------------------
                                                                     Six Months Ended        Three Months Ended
                                                                             June 30,                  June 30,
     All dollar amounts are stated in millions.                      1994        1993        1994          1993
     ----------------------------------------------------------------------------------------------------------
     Finance income. . . . . . . . . . . . . . . . . . . . . .  $ 1,225.1   $ 1,223.6   $   631.7     $   619.2
     Interest income from noninsurance investment securities .       60.7        67.9        29.0          36.1
     Interest expense. . . . . . . . . . . . . . . . . . . . .      518.1       546.9       277.5         261.8
                                                                -----------------------------------------------
     Net interest margin . . . . . . . . . . . . . . . . . . .      767.7       744.6       383.2         393.5
                                                                -----------------------------------------------
     Securitization and servicing fee income . . . . . . . . .      337.1       191.5       166.1          94.4
     Insurance premiums and contract revenues. . . . . . . . .       85.9        76.2        44.1          36.6
     Investment income . . . . . . . . . . . . . . . . . . . .       11.7        10.8         6.0           6.0
     Fee income. . . . . . . . . . . . . . . . . . . . . . . .      127.9       138.6        65.5          70.0
     Other income. . . . . . . . . . . . . . . . . . . . . . .       35.0        67.8        18.4          29.7
                                                                -----------------------------------------------
     Other revenues. . . . . . . . . . . . . . . . . . . . . .      597.6       484.9       300.1         236.7
                                                                -----------------------------------------------
     Net interest margin and other revenues. . . . . . . . . .    1,365.3     1,229.5       683.3         630.2
                                                                -----------------------------------------------
     Provision for credit losses on owned receivables. . . . .      296.8       318.9       146.7         159.4
                                                                -----------------------------------------------
     Costs and expenses:
       Operating expenses. . . . . . . . . . . . . . . . . . .      801.2       675.0       401.2         343.7
       Policyholders' benefits . . . . . . . . . . . . . . . .       39.4        39.6        19.2          19.1
       Income taxes. . . . . . . . . . . . . . . . . . . . . .       74.4        62.6        36.0          33.3
                                                                -----------------------------------------------
     Net income. . . . . . . . . . . . . . . . . . . . . . . .  $   153.5   $   133.4   $    80.2     $    74.7
                                                                ===============================================
     Average receivables:
       Owned . . . . . . . . . . . . . . . . . . . . . . . . .  $19,345.5   $19,175.9   $19,733.0     $19,468.8
       Serviced with limited recourse. . . . . . . . . . . . .    9,673.2     7,854.5     9,652.4       8,044.7
                                                                -----------------------------------------------
     Average receivables managed . . . . . . . . . . . . . . .   29,018.7    27,030.4    29,385.4      27,513.5
     Serviced with no recourse . . . . . . . . . . . . . . . .   16,587.7    11,565.5    17,044.6      11,569.3
                                                                -----------------------------------------------
     Average receivables owned or serviced . . . . . . . . . .  $45,606.4   $38,595.9   $46,430.0     $39,082.8
                                                                ===============================================
     Return on average owned assets - annualized . . . . . . .       1.25%       1.09%       1.29%         1.24%
                                                                ===============================================

     ----------------------------------------------------------------------------------------------------------
                                                                              June 30,             December 31,
                                                                                  1994                     1993
     ----------------------------------------------------------------------------------------------------------
     End-of-period receivables:
       Owned . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $19,645.9                $19,340.5
       Serviced with limited recourse. . . . . . . . . . . . . . . . .        10,309.0                  9,827.8
                                                                             ----------------------------------
     Receivables managed . . . . . . . . . . . . . . . . . . . . . . .        29,954.9                 29,168.3
     Serviced with no recourse . . . . . . . . . . . . . . . . . . . .        17,239.4                 15,229.4
                                                                             ----------------------------------
     Receivables owned or serviced . . . . . . . . . . . . . . . . . .       $47,194.3                $44,397.7
                                                                             ==================================
     End-of-period deposits. . . . . . . . . . . . . . . . . . . . . .       $ 7,510.9                $ 7,516.1
                                                                             ==================================
     /TABLE

     Overview
     --------
     Domestic Finance and Banking earnings for the second quarter and first six months of 1994 increased to $77.3 and $148.3 million, up from $74.3 and $137.5 million in the year-ago periods primarily due to improved operating results in the bankcard, private-label credit card and consumer finance businesses, partially offset by lower year-over-year results in the mortgage banking operations as discussed earlier. The company anticipates year-over-year earnings improvements for the domestic consumer finance and credit card operations for the remainder of 1994 absent unforeseen circumstances. These increases are expected to be offset by lower earnings in the mortgage banking business due to contraction in the overall market for first mortgages and continued adherence to established pricing policies on portfolio products.

     The operating results of the foreign businesses in both the second quarter and first six months were sharply improved compared to the prior year periods. The company expects continued improvement in its United Kingdom operation over the remainder of 1994 and anticipates its Canadian business will be operating near a breakeven level by the end of 1994.

     Receivables
     -----------
     As mentioned previously, the level of the company's managed domestic and foreign consumer portfolio grew during the second quarter. See the Overview section of "Management's Discussion and Analysis" on page 12 for further discussion.

     Receivables owned totaled $19.6 billion at June 30, 1994, up from both March 31, 1994 and December 31, 1993. The level of owned receivables from quarter to quarter may vary depending on the timing and significance of securitization transactions in a particular period. In the second quarter of 1994, the company completed securitizations and sales of approximately $1 billion of receivables. For the first six months of the year, the company has securitized and sold approximately $2 billion of receivables.

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

     The company monitors its Finance and Banking segment on a managed basis as well as on the historical owned basis reflected in its statements of income. The managed basis assumes that the receivables securitized and sold are instead still held in the portfolio. Pro forma statements of income on a managed basis for the Finance and Banking segment for the second quarter and six months ended June 30, 1994 and 1993 are presented on the following page. For purposes of this analysis, the results do not reflect the differences between the company's accounting policies for owned receivables and receivables serviced with limited recourse. Accordingly, net income on the pro forma managed basis equals net income on a historical owned basis.

    PRO FORMA MANAGED FINANCE AND BANKING STATEMENTS OF INCOME

    -----------------------------------------------------------------------------------------------------------
                                                       Six Months Ended                      Three Months Ended
    All dollar amounts are                                     June 30,                                June 30,
    stated in millions.                         1994               1993                1994                1993
    -----------------------------------------------------------------------------------------------------------
    Finance income . . . . . . . . $ 1,790.9   11.46%* $ 1,715.2  11.79%*   $   914.0 11.60%*  $   865.5  11.71%*
    Interest income from
      noninsurance investment
      securities . . . . . . . . .      60.7     .39        67.9    .47          29.0   .37         36.1    .49
    Interest expense . . . . . . .     742.0    4.75       740.0   5.09         396.0  5.03        359.8   4.87
                                   ----------------------------------------------------------------------------
    Net interest margin. . . . . .   1,109.6    7.10     1,043.1   7.17         547.0  6.94        541.8   7.33
                                   ----------------------------------------------------------------------------
    Servicing fee income . . . . .      34.5     .22        (2.2)  (.02)         26.4   .34          (.4)  (.01)
    Insurance premiums and
      contract revenues. . . . . .      85.9     .55        76.2    .52          44.1   .56         36.6    .50
    Investment income. . . . . . .      11.7     .08        10.8    .08           6.0   .08          6.0    .08
    Fee income . . . . . . . . . .     222.7    1.43       148.5   1.02         113.6  1.44         81.7   1.11
    Other income . . . . . . . . .      35.0     .22        67.8    .47          18.4   .23         29.7    .40
                                   ----------------------------------------------------------------------------
    Other revenues . . . . . . . .     389.8    2.50       301.1   2.07         208.5  2.65        153.6   2.08
                                   ----------------------------------------------------------------------------
    Net interest margin and
      other revenues . . . . . . .   1,499.4    9.60     1,344.2   9.24         755.5  9.59        695.4   9.41
                                   ----------------------------------------------------------------------------
    Provision for credit losses. .     430.9    2.76       433.6   2.98         218.9  2.78        224.6   3.04
                                   ----------------------------------------------------------------------------
    Costs and expenses:
      Operating expenses . . . . .     801.2    5.13       675.0   4.64         401.2  5.09        343.7   4.65
      Policyholders'
        benefits . . . . . . . . .      39.4     .25        39.6    .27          19.2   .24         19.1    .26
      Income taxes . . . . . . . .      74.4     .48        62.6    .43          36.0   .46         33.3    .45
                                   ----------------------------------------------------------------------------
    Net income . . . . . . . . . . $   153.5     .98%  $   133.4    .92%    $    80.2  1.02%   $    74.7   1.01%
                                   ============================================================================
    Average receivables
      managed. . . . . . . . . . . $29,018.7           $27,030.4            $29,385.4          $27,513.5
    Average noninsurance
      investments. . . . . . . .     2,219.5             2,054.4              2,134.7            2,054.6
                                   ----------------------------------------------------------------------------
    Average managed interest-
      earning assets . . . . . . . $31,238.2           $29,084.8            $31,520.1          $29,568.1
                                   ============================================================================
    *As a percent, annualized, of average managed interest-earning assets.

     The discussion below on revenues, where applicable, includes comparisons to amounts reported on the company's historical statements of income ("Owned Basis") as well as on the above pro forma statements of income ("Managed Basis").

     Net interest margin
     -------------------
     Net interest margin on an Owned Basis was $383.2 and $767.7 million for the second quarter and first six months of 1994, down from $393.5 million in the 1993 second quarter but higher than $744.6 million for the six months ended June 30, 1993. The improvement in year-to-date results was due to higher levels of interest-earning assets and a shift in product mix towards higher yielding credit card and other unsecured receivables with a reduction in lower yielding first mortgages. The reduction in net interest margin in the 1994 second quarter compared to 1993 was primarily due to increased interest costs on variable rate liabilities, which repriced more quickly than the company's variable rate receivables in the rising interest rate environment. This increase was partially offset by higher asset levels and changes in product mix described above. Net interest margin in the second quarter on an Owned Basis as a percent of average owned interest-earning assets, annualized, was 7.01 percent compared with 7.23 percent in the prior quarter and 7.31 percent in the second quarter of 1993.

     Net interest margin on a Managed Basis increased to $547.0 and $1,109.6 million for the second quarter and first six months of 1994, up from $541.8 and $1,043.1 million in the same year-ago periods and, as a percent of average managed interest-earning assets, annualized, was 6.94 percent compared to 7.27 percent in the previous quarter and 7.33 percent the year-ago quarter.

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

     Servicing fee income increased over the second quarter and first six months of 1993, consistent with the serviced receivable portfolio growth. Average receivables serviced with no recourse increased to $17.0 billion for the second quarter of 1994, up from $11.6 billion in the same period in 1993. The portfolio of loans serviced with no recourse continued to grow primarily due to originations and sales of first mortgages to investors with servicing rights retained. Additionally, in the third quarter of 1993, the company began servicing an unsecured consumer loan portfolio totaling
     $1.0 billion at June 30, 1994.

     Insurance premiums and contract revenues increased from both the second quarter and the first six months of 1993 due to higher sales of domestic specialty and credit insurance.

     Fee income on an Owned Basis includes revenues from fee-based products such as bankcards, consumer banking deposits and private-label credit cards, as well as commission income from the company's brokerage business. Fee income was $65.5 and $127.9 million in the second quarter and first six months of 1994, respectively, down from $70.0 and $138.6 million in the comparable periods of the prior year primarily due to lower interchange fees as a result of the securitizations of GM Card receivables beginning in the second quarter of 1993. Fee income on securitized receivables is transferred to securitization income upon sale. The decrease was partially offset by higher other fee income. Fee income on a Managed Basis, which in addition to the items discussed above includes interchange and other fees related to receivables serviced with limited recourse, increased from $81.7 and $148.5 million in the second quarter and first six months of 1993, respectively, to $113.6 and $222.7 million in the same periods in 1994 primarily due to GM Card receivable growth.

     Provision for credit losses
     ---------------------------
     The provision for credit losses for receivables on an Owned Basis for the second quarter and first six months of 1994 totaled $146.7 and $296.8 million, down 8 and 7 percent, respectively, from $159.4 and $318.9 million in the comparable prior year periods. The level of provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the significance of securitizations and sales of receivables in a particular period, as provision related to the securitized receivables is transferred to securitization and servicing fee income.

     The provision for credit losses for receivables on a Managed Basis totaled $218.9 and $430.9 million in the second quarter and first six months of 1994, respectively, down slightly from $224.6 and $433.6 million in the comparable periods of 1993. As a percent of managed interest-earning assets, the provision decreased to 2.76 percent from 2.98 percent in the first six months of 1993, reflecting the underlying improvement in the credit quality of the managed portfolio, which experienced lower delinquency in the first six months of 1994 than in the first six months of 1993. See the following credit quality section for further discussion of factors affecting the provision for credit losses.

     Expenses
     --------
     Operating expenses, which the company defines as salaries and fringe benefits plus other operating expenses, were $401.2 and $801.2 million in the second quarter and first six months of 1994, respectively, up from $343.7 and $675.0 million in the same periods of 1993 primarily due to increased costs associated with servicing the larger owned or serviced receivables portfolio and with marketing initiatives undertaken in 1994. Operating expenses as a percent of average receivables owned or serviced, annualized, decreased to 3.46 percent in the second quarter of 1994 compared to
     3.57 percent in the first quarter of 1994 and 3.52 percent in the second quarter of 1993.

     The effective tax rate for the Finance and Banking segment was 31.0 and 32.6 percent, compared to 30.8 and 31.9 percent in the second quarter and first six months of 1993.

     Credit Quality
     --------------
     Overall credit quality statistics of the Finance and Banking portfolio improved in the second quarter of 1994, as delinquency and chargeoff levels declined from the prior quarter.

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

     Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):
     -------------------------------------------------------------------------------------------------
                                               6/30/94    3/31/94     12/31/93     9/30/93     6/30/93
     -------------------------------------------------------------------------------------------------
     Domestic:
       First mortgage. . . . . . . . . . . .      1.68%      2.31%        1.42%       1.21%       1.15%
       Home equity . . . . . . . . . . . . .      2.75       3.10         3.16        3.38        3.20
       Other secured . . . . . . . . . . . .      2.64       1.62         1.38        1.83        3.20
       Bankcard. . . . . . . . . . . . . . .      2.34       2.41         2.41        2.57        2.47
       Merchant participation. . . . . . . .      4.53       5.02         5.01        5.43        5.73
       Other unsecured . . . . . . . . . . .      6.01       6.48         6.63        7.23        7.46
                                                  ----------------------------------------------------
     Total domestic. . . . . . . . . . . . .      3.10       3.37         3.28        3.50        3.46
                                                  -----------------------------------------------------
     Foreign:
       Canada. . . . . . . . . . . . . . . .      3.83       4.14         4.65        5.11        5.61
       United Kingdom. . . . . . . . . . . .      5.27       5.99         6.74        7.34        8.37
       Australia . . . . . . . . . . . . . .      7.43       7.98         8.93        9.59       10.95
                                                  ----------------------------------------------------
     Total foreign . . . . . . . . . . . . .      4.78       5.25         5.82        6.32        7.06
                                                  ----------------------------------------------------
     Total . . . . . . . . . . . . . . . . .      3.32%      3.61%        3.58%       3.85%       3.93%
                                                  ====================================================

     Delinquency as a percent of managed consumer receivables decreased from both the prior quarter and prior year levels, representing a $44.8 million decline in the amount of delinquent receivables since March 31, 1994. The decline in delinquent receivables was driven by improvements in the home equity, merchant participation and other unsecured products and in all the foreign operations. These improvements were primarily due to tighter underwriting standards instituted in the early 1990's, resulting in a higher quality of receivables underwritten. The United Kingdom ratio also benefited from the issuance of the GM Card from Vauxhall there beginning in early 1994, as new accounts were added to the receivables base but made only a small contribution to delinquency. Excluding the impact of the United Kingdom GM Card from Vauxhall portfolio, the United Kingdom and total foreign delinquency ratios were 6.12 and 5.06 percent, respectively, down from 6.51 and 5.41 percent, respectively, in the first quarter.

     The level of delinquent receivables also continued to be impacted by first mortgage receivables on which the company temporarily extended payment terms in the first quarter of 1994 due to the January California earthquake. The company continues to believe that its ultimate exposure on the impacted first mortgage receivables is small. First mortgage, total domestic and total delinquency excluding the effect of these receivables were 1.17, 3.06 and 3.28 percent, respectively, in the second quarter of 1994 compared to 1.72, 3.32 and 3.56 percent, respectively, in the prior quarter.
     The decrease from the March 1994 level was due to improvements in the non-conforming first mortgage loan portfolio.

     Bankcard delinquency improved slightly compared to both the prior and year-ago quarters. Improvement in the non-GM Card portfolio offset a slight increase in delinquent GM Card receivables resulting from the aging of the GM Card portfolio. The GM Card program continues to have a favorable impact on the bankcard delinquency percent. The company expects GM Card delinquency to stabilize over the remainder of the year, and also anticipates further improvement in the non-GM Card portfolio.

     The company believes that, although further reductions are possible, the overall declining delinquency trend will begin to stabilize. Future changes in delinquency will depend on economic conditions in the various countries and regional areas where the company operates, the composition of the managed receivables base, and the maturation of the GM Card portfolio.

     Nonperforming Assets
     --------------------

     Nonperforming assets consisted of the following:
     -------------------------------------------------------------------------------------------------
     In millions.                              6/30/94     3/31/94    12/31/93     9/30/93     6/30/93
     -------------------------------------------------------------------------------------------------
     Nonaccrual managed receivables. . . . .    $483.3      $517.6      $528.7    $  565.4    $  582.4
     Accruing managed receivables 90 or more
       days delinquent . . . . . . . . . . .     218.5       215.6       207.3       198.5       205.5
                                                ------------------------------------------------------
     Total nonperforming managed receivables     701.8       733.2       736.0       763.9       787.9
                                                ------------------------------------------------------
     Real estate owned . . . . . . . . . . .     161.4       165.7       168.9       193.1       199.2
     Other assets acquired through
       foreclosure . . . . . . . . . . . . .      79.8        81.3        82.9        84.4        85.9
                                                ------------------------------------------------------
     Total nonperforming assets. . . . . . .    $943.0      $980.2      $987.8    $1,041.4    $1,073.0
                                                ======================================================
     Credit loss reserves for managed
       receivables as a percent of
       nonperforming managed receivables . .      94.6%       88.8%       87.9%       76.6%       71.1%
                                                ------------------------------------------------------

     Nonaccrual managed Finance and Banking receivables declined primarily due to continued improvement in the domestic consumer finance operation.

     Net Chargeoffs of Consumer Receivables
     --------------------------------------

     Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables managed):
     -------------------------------------------------------------------------------------------------
                                                 Second      First      Fourth       Third      Second
                                                Quarter    Quarter     Quarter     Quarter     Quarter
                                                   1994       1994        1993        1993        1993
     -------------------------------------------------------------------------------------------------
     Domestic:
       First mortgage. . . . . . . . . . . .        .28%       .46%        .21%        .59%        .40%
       Home equity . . . . . . . . . . . . .       1.37       1.20        1.17         .87         .98
       Other secured . . . . . . . . . . . .        .15        .05         .64        3.11        3.51
       Bankcard. . . . . . . . . . . . . . .       3.88       4.22        3.99        3.78        3.43
       Merchant participation. . . . . . . .       3.83       3.91        4.26        4.44        4.02
       Other unsecured . . . . . . . . . . .       5.10       5.26        5.41        5.99        6.62
                                                   ---------------------------------------------------
     Total domestic. . . . . . . . . . . . .       2.91       2.97        2.82        2.78        2.66
                                                   ---------------------------------------------------
     Foreign:
       Canada. . . . . . . . . . . . . . . .       2.43       2.89        3.86        2.83        2.83
       United Kingdom. . . . . . . . . . . .       2.48       2.96        4.07        4.62        5.55
       Australia . . . . . . . . . . . . . .       3.72       2.74        3.77        2.61        3.38
                                                   ---------------------------------------------------
     Total foreign . . . . . . . . . . . . .       2.59       2.90        3.92        3.38        3.73
                                                   ---------------------------------------------------
     Total . . . . . . . . . . . . . . . . .       2.87%      2.96%       2.96%       2.86%       2.81%
                                                   ===================================================

     Net chargeoffs as a percent of average managed receivables for the 1994 second quarter decreased compared to the first quarter but were slightly higher than the year-ago quarter. Net chargeoffs on a dollar basis in the second quarter were $205.1 million, compared to $206.5 million in the first quarter of 1994. Improvements in the non-GM Card bankcard portfolio and in the foreign operations in the second quarter were partially offset by increased chargeoffs in the home equity portfolio. Home equity loan chargeoffs continue to be impacted by weak economic conditions in the western region. The improvement in the other portfolios was due to the favorable performance of recently underwritten receivables. The foreign chargeoff ratio also benefited from growth in the GM Card from Vauxhall, which was introduced in the United Kingdom in early 1994 and which have experienced no chargeoffs to date. Excluding the impact of GM Card from Vauxhall receivables originated in the United Kingdom, United Kingdom and total foreign chargeoffs were 2.81 and
     2.71 percent, respectively, for the 1994 second quarter, compared to
     3.05 and 2.92 percent, respectively, in the first quarter.

     Chargeoffs are a lagging indicator of credit quality and generally reflect prior delinquency trends. However, growth associated with the domestic GM Card portfolio has resulted in a shift in product mix toward bankcard receivables, which have higher chargeoff rates than secured receivables. GM Card chargeoffs during the quarter remained better than management's expectations, and the company expects that chargeoff ratios associated with the GM Card will begin to stabilize. The company also anticipates further improvement in other domestic products and the foreign operations. However, future changes in chargeoff trends may be impacted by factors such as the continued shift in product mix toward bankcard receivables, economic conditions, and the impact of personal bankruptcies. Consequently, the extent and timing of improvements in the chargeoff trend remains uncertain.

     INDIVIDUAL LIFE INSURANCE
     -------------------------
     Individual Life Insurance net income was $10.6 and $22.3 million, up from $9.8 and $21.5 million in the prior year periods.

     Statements of Income
     --------------------------------------------------------------------------------------
                                                   Six Months Ended      Three Months Ended
                                                           June 30,                June 30,
     All dollar amounts are stated in millions.     1994       1993       1994         1993
     --------------------------------------------------------------------------------------
     Investment income . . . . . . . . . . . . .  $247.6     $263.1     $114.9       $129.6
     Contract revenues . . . . . . . . . . . . .    74.1       61.2       35.3         29.7
                                                  -----------------------------------------
     Total revenues. . . . . . . . . . . . . . .   321.7      324.3      150.2        159.3
     Costs and expenses:
       Policyholders' benefits . . . . . . . . .   219.8      226.3      109.9        114.2
       Operating expenses. . . . . . . . . . . .    67.2       65.1       23.9         30.1
       Income taxes. . . . . . . . . . . . . . .    12.4       11.4        5.8          5.2
                                                  -----------------------------------------
     Net income. . . . . . . . . . . . . . . . .  $ 22.3     $ 21.5     $ 10.6       $  9.8
                                                  =========================================
     Return on average assets - annualized . . .     .65%       .71%       .60%         .64%
                                                  =========================================

     --------------------------------------------------------------------------------------
                                                           June 30,            December 31,
                                                               1994                    1993
     --------------------------------------------------------------------------------------
     Investment securities . . . . . . . . . . . . .      $ 6,426.6               $ 6,358.0
     Life insurance in-force . . . . . . . . . . . .       34,918.0                32,371.6
                                                          =================================

     Investment securities for the Individual Life Insurance segment totaled $6.4 billion, flat with both the March 31, 1994 and December 31, 1993 levels. The Individual Life Insurance portfolio represented approximately 74 percent of the company's total investment portfolio at June 30, 1994. Higher-risk securities, which include non-investment grade bonds, common and preferred stocks, commercial mortgage loans and real estate, represented 6.9 percent of the insurance investment portfolio at June 30, 1994, compared to 7.1 percent at March 31, 1994 and 7.0 percent at December 31, 1993.

     At June 30, 1994 the market value for the insurance held-to-maturity investment portfolio was 102 percent of the carrying value compared to 104 percent at March 31, 1994 and 108 percent at December 31, 1993. The decrease in market value over book value during the first half of 1994 was mainly the result of the rising interest rate environment. The company continuously monitors the fair value of its available-for-sale investment portfolio in light of market interest rate conditions and sells securities at pre-established levels to maximize its capital position.

     Investment income in the second quarter and first six months of 1994 was $114.9 and $247.6 million, down compared with the year-ago periods as higher levels of investment securities were offset by lower yields. Contract revenues in both periods increased due to higher levels of insurance in-force.

     Policyholders' benefits in the second quarter and first half of 1994 were $109.9 and $219.8 million, down 4 and 3 percent over the same periods in 1993 due to lower interest credited to policyholders caused by lower yields on investment securities.

     Despite higher commission expense, operating expense in the second quarter was down compared to the year-ago period due to lower levels of deferred insurance policy acquisition cost amortization ("DAC") associated with lower investment income. Operating expense for the first six months was up slightly compared to the prior year period due to higher commission expense and higher levels of DAC resulting from increased gross profits from universal life and annuity contracts.

     The effective tax rate was 35.4 and 35.7 percent for the second quarter and first half of 1994, respectively, compared to 34.7 percent in both respective periods of 1993.

     LIQUIDATING COMMERCIAL LINES
     ----------------------------
     The net loss for the Liquidating Commercial Lines segment was $2.5 and $5.5 million in the second quarter and first six months of 1994 compared to a net loss of $4.0 and $8.2 million in the same periods in 1993.

     Statements of Operations
     --------------------------------------------------------------------------------------------------------
                                                                Six Months Ended           Three Months Ended
                                                                        June 30,                     June 30,
     In millions.                                               1994        1993           1994          1993
     --------------------------------------------------------------------------------------------------------
     Net interest margin . . . . . . . . . . . . . . . .    $   19.0    $   23.0       $    8.3      $   11.0
     Other revenues. . . . . . . . . . . . . . . . . . .        12.7         2.8             .9           2.9
                                                            -------------------------------------------------
     Net interest margin and other revenues. . . . . . .        31.7        25.8            9.2          13.9
     Provision for credit losses . . . . . . . . . . . .        32.1        28.1            8.1          13.8
     Operating expenses. . . . . . . . . . . . . . . . .         6.3         9.6            3.8           5.7
     Income tax benefit. . . . . . . . . . . . . . . . .        (1.2)       (3.7)           (.2)         (1.6)
                                                            -------------------------------------------------
     Net loss. . . . . . . . . . . . . . . . . . . . . .    $   (5.5)   $   (8.2)      $   (2.5)     $   (4.0)
                                                            =================================================
     Average receivables owned . . . . . . . . . . . . .    $1,105.2    $1,511.8       $1,053.1      $1,476.0
                                                            =================================================

     Net interest margin for the second quarter and first six months of 1994 decreased compared to the prior year periods as the effect of lower asset levels was only partially offset by wider spreads. Increased other revenues in 1994 primarily related to the company's 25 percent equity investment in a liquidating commercial joint venture made in June 1993. Provision for credit losses was $8.1 and $32.1 million, down from $13.8 million in the second quarter and up from $28.1 million in the first six months of 1993. See page 13 in Management's Discussion and Analysis on Consolidated Credit Loss Reserves for factors impacting overall loss reserve levels. Operating expenses were $3.8 and $6.3 million in the second quarter and first six months of 1994, respectively, down from $5.7 and $9.6 million in the year-ago periods principally due to lower write-downs and net expenses for real estate owned.

     Commercial Nonperforming Loans and Real Estate Owned:
     -------------------------------------------------------------------------------------------------
     In millions.                              6/30/94     3/31/94    12/31/93     9/30/93     6/30/93
     -------------------------------------------------------------------------------------------------
     Real estate nonaccrual. . . . . . . . .    $ 47.7      $ 49.3      $ 54.8      $ 79.6      $ 90.6
     Other nonaccrual. . . . . . . . . . . .     114.8       151.1       173.9       164.1       246.9
                                                ------------------------------------------------------
     Total nonaccrual. . . . . . . . . . . .     162.5       200.4       228.7       243.7       337.5
     Renegotiated. . . . . . . . . . . . . .      28.5        29.2        28.7        17.3        34.9
                                                ------------------------------------------------------
     Total nonperforming loans . . . . . . .     191.0       229.6       257.4       261.0       372.4
     Real estate owned . . . . . . . . . . .     244.2       249.7       256.6       262.2       258.1
                                                ------------------------------------------------------
     Total . . . . . . . . . . . . . . . . .    $435.2      $479.3      $514.0      $523.2      $630.5
                                                ======================================================
     Credit loss reserves as a percent of
       nonperforming loans . . . . . . . . .      86.4%       74.4%       67.2%       71.2%       50.7%
                                                ------------------------------------------------------

     The company expects the longer term downward trend in nonperforming loans to continue, although it may stabilize in the near future before decreasing. In addition, comparisons between periods may be impacted by individual transactions which mask the overall trend.
     The company continues to estimate its ultimate loss exposure on nonperforming loans based on performance and specific reviews of individual loans and its outlook for economic conditions. Because the portfolio consists of a number of loans with relatively large balances, changes in individual borrower circumstances which currently are unforeseen have the potential to change the estimate of ultimate loss exposure in the future.

     Management believes that commercial real estate markets began to stabilize in the second half of 1993. The level of future potential write-downs will depend heavily on changes in overall market conditions as well as circumstances surrounding individual properties. To preserve value in liquidating the real estate owned portfolio over time, the company has segregated its portfolio into two categories. Properties in weak markets or with poor cash flow will be divested in an expeditious, orderly fashion. These properties, which have been written down an average of 50 percent, represented 17 percent of the commercial real estate owned portfolio at June 30, 1994. The average carrying value of a property in this portfolio at June 30, 1994 was approximately $3 million. Properties with positive and/or improved cash flows and in markets which, the company believes, have potential for improvement are being held for sale at prices which reflect this value. Revenues on all commercial real estate properties, net of write-downs and carrying costs, were $.8 million in the second quarter of 1994 compared to net write-downs and carrying costs of $2.8 million in the same period in 1993.

     Corporate
     ---------
     Corporate expenses, net of tax benefits, for the second quarter and first six months of 1994 were $3.8 and $8.2 million, below the $10.9 and $16.5 million in the comparable prior year periods due to a $10 million unallocated provision for credit losses made in the second quarter of 1993.

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

         The Annual Meeting of Stockholders of Household International was held on Wednesday, May 11, 1994 for the purpose of (1) electing directors, (2) approving the Household International Key Executive Bonus Plan, and (3) ratifying the appointment of Arthur Andersen & Co. as the independent auditors for Household. The voting results were as follows:

         - Each of the following persons received the number of votes set out after his or her name and were elected directors to hold office for the ensuing year and until their successors shall be elected and shall qualify:

                                               FOR             WITHHELD
                                            ----------         --------
             D. C. Clark                    83,754,182         315,487
             R. J. Darnall                  83,752,043         317,626
             G. G. Dillon                   83,711,611         358,058
             M. J. Evans                    83,742,125         327,544
             C. F. Freidheim, Jr.           83,753,374         316,295
             L. E. Levy                     83,753,222         316,447
             J. D. Nichols                  83,755,052         314,617
             G. P. Osler                    83,690,170         379,499
             A. E. Rasmussen                83,675,661         394,008
             L. W. Sullivan, M.D.           83,735,540         334,129
             R. C. Tower                    83,738,548         331,121

         -   Proposal to approve the Household International Key
             Executive Bonus Plan:

                    FOR      AGAINST    ABSTAIN    BROKER NON-VOTE
             ----------   ----------    -------    ---------------
             68,149,201   15,124,501    795,967                  0

         - Ratification of the appointment of Arthur Andersen & Co. as the corporation's auditors for the year 1994:

                    FOR      AGAINST    ABSTAIN    BROKER NON-VOTE
             ----------   ----------    -------    ---------------
             82,161,539    1,720,858    187,272                  0

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

              21   List of Household International subsidiaries.

         (b)  Reports on Form 8-K

             During the second quarter of 1994, the Registrant filed a Current Report on Form 8-K dated May 11, 1994 reporting pursuant to Item 5, "Other Events" the appointment of David A. Schoenholz as Senior Vice President - Chief Financial Officer of Household International, Inc., and a Current Report on Form 8-K dated June 28, 1994 reporting pursuant to Item 5, "Other Events" that Household Bank, f.s.b., a wholly owned subsidiary of Household International, Inc., entered into a Branch Purchase Agreement with First Madison Bank, FSB, whereby Household Bank agreed to acquire from First Madison 26 branch offices located in the metropolitan Chicago area.

                                               SIGNATURE
                                               ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HOUSEHOLD INTERNATIONAL, INC.
                                    -----------------------------
                                    (Registrant)


Date:  August 12, 1994              By:  /s/ David A. Schoenholz
       ---------------              ----------------------------
                                    David A. Schoenholz,
                                    Senior Vice President -
                                    Chief Financial Officer
                                    and on behalf of
                                    Household International, Inc.

                            Exhibit Index
                            -------------

12   Statement of Computation of Ratio of Earnings to Fixed
     Charges and to Combined Fixed Charges and Preferred Stock
     Dividends.

21   List of Household International subsidiaries.





U:\WPP\EMP819\EDGAR\I10Q630.AS1