Form 10-Q
period 1994-09-30
HOUSEHOLD INTERNATIONAL INC
filed 1994-11-14
CIK 354964

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994
                               ------------------


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
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 1994, there were 96,344,336 shares of registrant's common stock outstanding.

Part 1.  FINANCIAL INFORMATION

1.  FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

STATEMENTS OF INCOME
- --------------------

All dollar amounts except per share data are stated in millions.
- ------------------------------------------------------------------------------------------------------
                                                             Nine Months Ended      Three Months Ended
                                                                 September 30,           September 30,
                                                              1994        1993       1994         1993
- ------------------------------------------------------------------------------------------------------
Finance income. . . . . . . . . . . . . . . . . . . . . . $1,945.6    $1,932.9     $677.6       $650.4
Interest income from noninsurance investment securities .     90.7       101.8       29.8         33.8
Interest expense. . . . . . . . . . . . . . . . . . . . .    878.6       878.2      327.0        279.8
                                                          --------------------------------------------
Net interest margin . . . . . . . . . . . . . . . . . . .  1,157.7     1,156.5      380.4        404.4
Provision for credit losses on owned receivables. . . . .    502.2       561.1      173.3        204.1
                                                          --------------------------------------------
Net interest margin after provision for credit losses . .    655.5       595.4      207.1        200.3
                                                          --------------------------------------------
Securitization and servicing fee income . . . . . . . . .    520.9       301.3      183.8        109.8
Insurance premiums and contract revenues. . . . . . . . .    196.1       216.0       36.1         78.6
Investment income . . . . . . . . . . . . . . . . . . . .    388.1       441.7      128.7        167.8
Fee income. . . . . . . . . . . . . . . . . . . . . . . .    193.9       219.8       65.1         80.3
Other income. . . . . . . . . . . . . . . . . . . . . . .     68.2        98.5       21.6         35.3
                                                          --------------------------------------------
Total other revenues. . . . . . . . . . . . . . . . . . .  1,367.2     1,277.3      435.3        471.8
                                                          --------------------------------------------
Net interest margin after provision for credit losses
  and other revenues. . . . . . . . . . . . . . . . . . .  2,022.7     1,872.7      642.4        672.1
                                                          --------------------------------------------
Salaries and fringe benefits. . . . . . . . . . . . . . .    497.0       450.8      165.3        151.4
Other operating expenses. . . . . . . . . . . . . . . . .    799.7       707.6      254.7        264.9
Policyholders' benefits . . . . . . . . . . . . . . . . .    343.9       405.4       84.7        139.5
                                                          --------------------------------------------
Total costs and expenses. . . . . . . . . . . . . . . . .  1,640.6     1,563.8      504.7        555.8
                                                          --------------------------------------------
Income before income taxes. . . . . . . . . . . . . . . .    382.1       308.9      137.7        116.3
Income taxes. . . . . . . . . . . . . . . . . . . . . . .    125.5       103.2       43.2         40.8
                                                          --------------------------------------------
Net income. . . . . . . . . . . . . . . . . . . . . . . . $  256.6    $  205.7     $ 94.5       $ 75.5
                                                          ============================================

Earnings per common share:
Net income. . . . . . . . . . . . . . . . . . . . . . . . $  256.6    $  205.7     $ 94.5       $ 75.5
Preferred dividends . . . . . . . . . . . . . . . . . . .    (20.7)      (21.2)      (6.9)        (6.9)
                                                          --------------------------------------------
Earnings available to common shareholders . . . . . . . . $  235.9    $  184.5     $ 87.6       $ 68.6
                                                          ============================================
Average common and common equivalent shares . . . . . . .     97.2        94.0       97.4         96.6
                                                          ============================================
Fully diluted earnings per common share . . . . . . . . . $   2.43    $   1.96     $  .90       $  .71
                                                          ============================================
Primary earnings per common share . . . . . . . . . . . . $   2.45    $   2.00     $  .90       $  .72
                                                          ============================================
Dividends declared per common share . . . . . . . . . . . $   .915    $    .88     $ .315       $  .30
                                                          ============================================

See notes to condensed financial statements.

Household International, Inc. and Subsidiaries

BALANCE SHEETS
- --------------

In millions.
- --------------------------------------------------------------------------------------------
                                                                September 30,   December 31,
                                                                         1994           1993
- --------------------------------------------------------------------------------------------
ASSETS
- ------
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   320.2      $   317.4
Investment securities (fair value of $8,754.0
   and $9,045.5). . . . . . . . . . . . . . . . . . . . . .           8,672.9        8,795.1
Finance and banking receivables . . . . . . . . . . . . . .          21,326.4       19,563.0
Liquidating commercial assets . . . . . . . . . . . . . . .           1,301.2        1,555.7
Deferred insurance policy acquisition costs . . . . . . . .             603.3          381.6
Acquired intangibles. . . . . . . . . . . . . . . . . . . .             553.9          473.4
Properties and equipment. . . . . . . . . . . . . . . . . .             462.1          434.3
Assets acquired through foreclosure . . . . . . . . . . . .             211.5          251.8
Other assets. . . . . . . . . . . . . . . . . . . . . . . .           1,353.0        1,189.2
                                                                    ------------------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . .         $34,804.5      $32,961.5
                                                                    ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Debt:
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . .         $ 7,490.9      $ 7,516.1
  Commercial paper, bank and other borrowings . . . . . . .           5,955.2        5,642.1
  Senior and senior subordinated debt (with original
    maturities over one year) . . . . . . . . . . . . . . .          10,378.7        9,113.8
                                                                    ------------------------
Total debt. . . . . . . . . . . . . . . . . . . . . . . . .          23,824.8       22,272.0
Insurance policy and claim reserves . . . . . . . . . . . .           6,582.3        6,064.2
Other liabilities . . . . . . . . . . . . . . . . . . . . .           1,951.6        2,207.7
                                                                    ------------------------
Total liabilities . . . . . . . . . . . . . . . . . . . . .          32,358.7       30,543.9
                                                                    ------------------------
Convertible preferred stock subject to mandatory redemption               3.7           19.3
                                                                    ------------------------
Preferred stock . . . . . . . . . . . . . . . . . . . . . .             320.0          320.0
                                                                    ------------------------
Common shareholders' equity:
  Common stock. . . . . . . . . . . . . . . . . . . . . . .             114.9          113.3
  Additional paid-in capital. . . . . . . . . . . . . . . .             356.7          337.3
  Retained earnings . . . . . . . . . . . . . . . . . . . .           2,323.8        2,176.3
  Foreign currency translation adjustments. . . . . . . . .            (138.4)        (132.7)
  Unrealized gain (loss) on investments, net. . . . . . . .             (83.1)          40.5
  Common stock in treasury. . . . . . . . . . . . . . . . .            (451.8)        (456.4)
                                                                    ------------------------
Total common shareholders' equity . . . . . . . . . . . . .           2,122.1        2,078.3
                                                                    ------------------------
Total liabilities and shareholders' equity. . . . . . . . .         $34,804.5      $32,961.5
                                                                    ========================

See notes to condensed financial statements.

Household International, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS
- ------------------------

In millions.
- -------------------------------------------------------------------------------------------
Nine months ended September 30                                         1994            1993
- -------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . $   256.6       $   205.7
Adjustments to reconcile net income to net cash provided by operations:
  Provision for credit losses on owned receivables. . . . . . . .     502.2           561.1
  Insurance policy and claim reserves . . . . . . . . . . . . . .     205.1           201.2
  Depreciation and amortization . . . . . . . . . . . . . . . . .     182.8           187.7
  Net realized (gains) losses from sales of assets. . . . . . . .      75.5           (12.8)
  Deferred insurance policy acquisition costs . . . . . . . . . .     (70.7)          (63.2)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . .      52.8          (254.5)
                                                                  -------------------------
Cash provided by operations . . . . . . . . . . . . . . . . . . .   1,204.3           825.2
                                                                  -------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased . . . . . . . . . . . . . . . . . . . . . . . . . . .  (2,859.9)       (2,460.2)
  Matured . . . . . . . . . . . . . . . . . . . . . . . . . . . .     656.0           631.0
  Sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,903.7         1,855.0
Short-term investment securities, net change. . . . . . . . . . .      25.4          (148.4)
Receivables, excluding bankcard:
  Originated or purchased . . . . . . . . . . . . . . . . . . . .  (9,076.8)       (7,448.4)
  Collected . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,542.0         5,545.2
  Sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,241.6         1,740.3
Bankcard receivables:
  Originated or collected, net. . . . . . . . . . . . . . . . . . (10,540.1)       (5,088.8)
  Purchased . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1,019.0)              -
  Sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11,425.5         3,961.7
Acquisition of banking organizations:
  Assets acquired, net  . . . . . . . . . . . . . . . . . . . . .         -           (51.1)
  Deposits and other liabilities assumed, net . . . . . . . . . .         -           330.9
Acquisition of credit card relationships. . . . . . . . . . . . .    (138.1)              -
Properties and equipment purchased. . . . . . . . . . . . . . . .     (97.9)          (75.6)
Properties and equipment sold . . . . . . . . . . . . . . . . . .       8.2             5.6
                                                                  -------------------------
Cash decrease from investments in operations. . . . . . . . . . .  (2,929.4)       (1,202.8)
                                                                  -------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change . . . . . . . . . . . . . . . . . . .      79.9           248.0
Time certificates accepted. . . . . . . . . . . . . . . . . . . .   2,732.6         1,636.4
Time certificates paid. . . . . . . . . . . . . . . . . . . . . .  (2,592.9)       (2,341.8)
Senior and senior subordinated debt issued. . . . . . . . . . . .   3,346.1         2,232.9
Senior and senior subordinated debt retired . . . . . . . . . . .  (2,068.2)       (1,962.9)
Policyholders' benefits paid. . . . . . . . . . . . . . . . . . .    (404.8)         (290.1)
Cash received from policyholders. . . . . . . . . . . . . . . . .     718.2           638.5
Shareholders' dividends . . . . . . . . . . . . . . . . . . . . .    (109.1)         (105.3)
Issuance of preferred stock . . . . . . . . . . . . . . . . . . .         -           100.0
Repurchase of preferred stock . . . . . . . . . . . . . . . . . .         -           (35.0)
Issuance of common stock. . . . . . . . . . . . . . . . . . . . .       6.2           298.0
                                                                  -------------------------
Cash increase from financing and capital transactions . . . . . .   1,708.0           418.7
                                                                  -------------------------
Effect of exchange rate changes on cash . . . . . . . . . . . . .      19.9            (5.3)
                                                                  -------------------------
Increase in cash. . . . . . . . . . . . . . . . . . . . . . . . .       2.8            35.8
Cash at January 1 . . . . . . . . . . . . . . . . . . . . . . . .     317.4           255.8
                                                                  -------------------------
Cash at September 30. . . . . . . . . . . . . . . . . . . . . . . $   320.2       $   291.6
                                                                  =========================
Supplemental cash flow information:
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . $   873.0       $   880.1
                                                                  =========================
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . $   136.1       $   102.3
                                                                  =========================

See notes to condensed financial statements.
Household International, Inc. and Subsidiaries
BUSINESS SEGMENT DATA
- ---------------------

In millions.
- -----------------------------------------------------------------------------------------------------
                                                              Nine Months Ended    Three Months Ended
                                                                  September 30,         September 30,
                                                                 1994      1993         1994     1993
- -----------------------------------------------------------------------------------------------------
REVENUES
- --------
Finance and Banking . . . . . . . . . . . . . . . . . . . .  $2,892.1  $2,715.2     $1,008.6 $  938.6
Individual Life Insurance . . . . . . . . . . . . . . . . .     434.8     508.2        113.1    183.9
                                                             ----------------------------------------
Core Business . . . . . . . . . . . . . . . . . . . . . . .   3,326.9   3,223.4      1,121.7  1,122.5
Liquidating Commercial Lines. . . . . . . . . . . . . . . .      76.6      88.6         21.0     33.5
                                                             ----------------------------------------
Total   . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,403.5  $3,312.0     $1,142.7 $1,156.0
                                                             ========================================
NET INCOME
- ----------
Finance and Banking . . . . . . . . . . . . . . . . . . . .  $  237.2  $  212.2     $   83.7 $   78.8
Individual Life Insurance . . . . . . . . . . . . . . . . .      39.7      35.0         17.4     13.5
Corporate . . . . . . . . . . . . . . . . . . . . . . . . .     (13.1)    (22.8)        (4.9)    (6.3)
                                                             ----------------------------------------
Core Business . . . . . . . . . . . . . . . . . . . . . . .     263.8     224.4         96.2     86.0
Liquidating Commercial Lines. . . . . . . . . . . . . . . .      (7.2)    (18.7)        (1.7)   (10.5)
                                                             ----------------------------------------
Total   . . . . . . . . . . . . . . . . . . . . . . . . . .  $  256.6  $  205.7     $   94.5 $   75.5
                                                             ========================================
Return on average owned assets - Core Business (1). . . . .      1.09%      .97%        1.17%    1.10%
                                                             ========================================
Return on average owned assets - Total (1). . . . . . . . .      1.02%      .84%        1.10%     .91%
                                                             ========================================
Return on average common shareholders' equity-Core Business(1)  19.97%   19.32%       21.20%   21.03%
                                                             ========================================
Return on average common shareholders' equity-Total (1) .       14.94%    13.27%       16.46%   13.84%
                                                             ========================================
Efficiency ratio (2). . . . . . . . . . . . . . . . . . . .      59.5%     57.1%        57.5%    56.5%
                                                             ========================================
(1)  Annualized
(2)  Salaries and fringe benefits and other operating expenses as a percent of net interest margin and total other revenues less policyholders' benefits.

- ------------------------------------------------------------------------------------------------------
Assets                                                       September 30, 1994      December 31, 1993
- ------------------------------------------------------------------------------------------------------
Finance and Banking . . . . . . . . . . . . . . . . . . . . . . .     $25,936.4              $24,362.5
Individual Life Insurance . . . . . . . . . . . . . . . . . . . .       7,464.3                6,959.0
Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . .         102.6                   84.3
                                                                      --------------------------------
Core Business . . . . . . . . . . . . . . . . . . . . . . . . . .      33,503.3               31,405.8
Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . .       1,301.2                1,555.7
                                                                      --------------------------------
Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $34,804.5              $32,961.5
                                                                      ================================
- ------------------------------------------------------------------------------------------------------
Receivables owned                                            September 30, 1994      December 31, 1993
- ------------------------------------------------------------------------------------------------------
Finance and Banking . . . . . . . . . . . . . . . . . . . . . . .     $21,092.2              $19,340.5
Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . .         932.2                1,189.9
                                                                      --------------------------------
Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $22,024.4              $20,530.4
                                                                      ================================
- ------------------------------------------------------------------------------------------------------
Receivables managed                                          September 30, 1994      December 31, 1993
- ------------------------------------------------------------------------------------------------------
Finance and Banking . . . . . . . . . . . . . . . . . . . . . . .     $31,818.0              $29,168.3
Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . .         932.2                1,189.9
                                                                      --------------------------------
Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $32,750.2              $30,358.2
                                                                      ================================
See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------
    Accounting policies used in preparation of the quarterly condensed financial statements are consistent with accounting policies described in the notes to financial statements contained in Household International, Inc.'s (the "company") Annual Report on Form 10-K for its fiscal year ended December 31, 1993, as supplemented by the Current Report on Form 8-K, filed October 11, 1994. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period's presentation.

2.  INVESTMENT SECURITIES
    ---------------------
    Investment securities consisted of the following:

    ---------------------------------------------------------------------------------------------------
    In millions.                                             September 30, 1994       December 31, 1993
    ---------------------------------------------------------------------------------------------------
                                                             Carrying      Fair      Carrying      Fair
                                                                Value     Value         Value     Value
    ---------------------------------------------------------------------------------------------------
    TRADING INVESTMENTS
    Government securities and other . . . . . . . . . . . .  $   91.9  $   91.9      $  108.8  $  108.8
                                                             ------------------------------------------
    AVAILABLE-FOR-SALE INVESTMENTS
    Marketable equity securities:
      Common stocks . . . . . . . . . . . . . . . . . . . .      34.3      34.3          18.5      18.5
      Preferred stocks. . . . . . . . . . . . . . . . . . .      56.1      56.1          66.3      66.3
    Corporate securities. . . . . . . . . . . . . . . . . .   2,277.2   2,277.2       2,047.1   2,047.1
    Government securities . . . . . . . . . . . . . . . . .     283.2     283.2         536.3     536.3
    Mortgage-backed securities. . . . . . . . . . . . . . .   1,733.1   1,733.1       1,983.9   1,983.9
    Commercial paper. . . . . . . . . . . . . . . . . . . .     197.0     197.0          52.6      52.6
    Other . . . . . . . . . . . . . . . . . . . . . . . . .     163.9     163.9         295.2     295.2
                                                             ------------------------------------------
    Subtotal. . . . . . . . . . . . . . . . . . . . . . . .   4,744.8   4,744.8       4,999.9   4,999.9
                                                             ------------------------------------------
    HELD-TO-MATURITY INVESTMENTS
    Corporate securities. . . . . . . . . . . . . . . . . .   1,884.4   1,905.4       1,852.3   2,049.4
    Government securities . . . . . . . . . . . . . . . . .      34.6      31.5          34.5      36.7
    Mortgage-backed securities. . . . . . . . . . . . . . .     998.8   1,061.2         882.1     928.1
    Mortgage loans on real estate . . . . . . . . . . . . .     169.5     169.5         222.4     226.0
    Policy loans. . . . . . . . . . . . . . . . . . . . . .      69.8      69.8          81.6      81.6
    Other . . . . . . . . . . . . . . . . . . . . . . . . .     551.8     552.6         494.6     496.1
                                                             ------------------------------------------
    Subtotal. . . . . . . . . . . . . . . . . . . . . . . .   3,708.9   3,790.0       3,567.5   3,817.9
                                                             ------------------------------------------
    Accrued investment income . . . . . . . . . . . . . . .     127.3     127.3         118.9     118.9
                                                             ------------------------------------------
    Total investment securities . . . . . . . . . . . . . .  $8,672.9  $8,754.0      $8,795.1  $9,045.5
                                                             ==========================================
    /TABLE

3.  FINANCE AND BANKING RECEIVABLES
    -------------------------------
    Finance and banking receivables consisted of the following:

    ------------------------------------------------------------------------------------------
                                                            September 30,         December 31,
    In millions.                                                     1994                 1993
    ------------------------------------------------------------------------------------------
    First mortgage. . . . . . . . . . . . . . . . . . . . .     $ 3,572.7            $ 3,534.1
    Home equity . . . . . . . . . . . . . . . . . . . . . .       3,222.0              2,850.9
    Other secured . . . . . . . . . . . . . . . . . . . . .         863.8                875.4
    Bankcard. . . . . . . . . . . . . . . . . . . . . . . .       4,379.2              4,356.9
    Merchant participation. . . . . . . . . . . . . . . . .       3,063.7              2,636.5
    Other unsecured . . . . . . . . . . . . . . . . . . . .       5,185.0              4,320.8
    Equipment financing and other . . . . . . . . . . . . .         805.8                765.9
                                                                ------------------------------
    Receivables owned . . . . . . . . . . . . . . . . . . .      21,092.2             19,340.5

    Accrued finance charges . . . . . . . . . . . . . . . .         288.2                251.8
    Credit loss reserve for owned receivables . . . . . . .        (450.5)              (424.0)
    Unearned credit insurance premiums and claims reserves.        (128.0)              (117.5)
    Amounts due and deferred from receivables sales . . . .         766.0                735.0
    Reserve for receivables serviced with limited recourse.        (241.5)              (222.8)
                                                                ------------------------------
    Total receivables owned, net. . . . . . . . . . . . . .      21,326.4             19,563.0
    Receivables serviced with limited recourse. . . . . . .      10,725.8              9,827.8
    Receivables serviced with no recourse . . . . . . . . .      16,872.5             15,229.4
                                                                ------------------------------
    Total receivables owned or serviced, net. . . . . . . .     $48,924.7            $44,620.2
                                                                ==============================

    The outstanding balance of receivables serviced with limited recourse consisted of the following:
    ------------------------------------------------------------------------------------------
                                                            September 30,         December 31,
    In millions.                                                     1994                 1993
    ------------------------------------------------------------------------------------------
    First mortgage. . . . . . . . . . . . . . . . . . . . .     $   150.0                    -
    Home equity . . . . . . . . . . . . . . . . . . . . . .       4,592.4            $ 5,029.5
    Bankcard. . . . . . . . . . . . . . . . . . . . . . . .       5,828.3              4,485.7
    Merchant participation. . . . . . . . . . . . . . . . .         155.1                312.6
                                                                ------------------------------
    Total . . . . . . . . . . . . . . . . . . . . . . . . .     $10,725.8            $ 9,827.8
                                                                ==============================

    The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:
    ------------------------------------------------------------------------------------------
                                                            September 30,         December 31,
    In millions.                                                     1994                 1993
    ------------------------------------------------------------------------------------------
    First mortgage. . . . . . . . . . . . . . . . . . . . .     $ 3,722.7            $ 3,534.1
    Home equity . . . . . . . . . . . . . . . . . . . . . .       7,814.4              7,880.4
    Other secured . . . . . . . . . . . . . . . . . . . . .         863.8                875.4
    Bankcard. . . . . . . . . . . . . . . . . . . . . . . .      10,207.5              8,842.6
    Merchant participation. . . . . . . . . . . . . . . . .       3,218.8              2,949.1
    Other unsecured . . . . . . . . . . . . . . . . . . . .       5,185.0              4,320.8
    Equipment financing and other . . . . . . . . . . . . .         805.8                765.9
                                                                ------------------------------
    Receivables managed . . . . . . . . . . . . . . . . . .     $31,818.0            $29,168.3
                                                                ==============================

    The outstanding balance of receivables serviced with no recourse consisted of the following:
    ------------------------------------------------------------------------------------------
                                                            September 30,         December 31,
    In millions.                                                     1994                 1993
    ------------------------------------------------------------------------------------------
    First mortgage. . . . . . . . . . . . . . . . . . . . .     $16,095.0            $13,917.5
    Other unsecured . . . . . . . . . . . . . . . . . . . .         777.5              1,311.9
                                                                ------------------------------
    Total . . . . . . . . . . . . . . . . . . . . . . . . .     $16,872.5            $15,229.4
                                                                ==============================
    /TABLE

    The amounts due and deferred from receivables sales of $766.0 million at September 30, 1994 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $694.4 million. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $281.3 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $123.9 million at September 30, 1994. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $241.5 million at September 30, 1994 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

    See Note 5, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 19 through 21 for additional information related to the credit quality of Finance and Banking receivables.

4.  LIQUIDATING COMMERCIAL ASSETS
    -----------------------------
    Liquidating commercial assets consisted of the following:

    ----------------------------------------------------------------------------------------
                                                            September 30,       December 31,
    In millions.                                                     1994               1993
    ----------------------------------------------------------------------------------------
    Receivables
      Commercial real estate. . . . . . . . . . . . . . . .      $  245.9           $  297.1
      Acquisition finance and other . . . . . . . . . . . .         686.3              892.8
                                                                 ---------------------------
    Receivables owned . . . . . . . . . . . . . . . . . . .         932.2            1,189.9
    Accrued finance charges . . . . . . . . . . . . . . . .           9.7                9.2
    Reserve for credit losses . . . . . . . . . . . . . . .        (158.1)            (172.9)
                                                                 ---------------------------
    Total receivables owned, net. . . . . . . . . . . . . .         783.8            1,026.2
    Real estate owned . . . . . . . . . . . . . . . . . . .         241.7              256.6
    Other assets. . . . . . . . . . . . . . . . . . . . . .         275.7              272.9
                                                                 ---------------------------
    Total liquidating commercial assets . . . . . . . . . .      $1,301.2           $1,555.7
                                                                 ===========================

    See Note 5, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on page 24 for additional information related to the credit quality of Liquidating Commercial Assets.

5.  CREDIT LOSS RESERVES
    --------------------

    An analysis of credit loss reserves for the nine months ended September 30 is as follows:
    -----------------------------------------------------------------------------------------
    In millions.                                                             1994        1993
    -----------------------------------------------------------------------------------------
    Credit loss reserves for owned receivables at January 1 . . . . . . . .$621.9      $564.1
                                                                           ------------------
    Provision for credit losses - owned receivables:
      Finance and Banking . . . . . . . . . . . . . . . . . . . . . . .     462.0       479.1
      Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . .      40.2        72.0
      Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -        10.0
                                                                           ------------------
    Total provision for credit losses - owned receivables . . . . . . .     502.2       561.1
                                                                           ------------------
    Owned receivables charged off:
      Finance and Banking . . . . . . . . . . . . . . . . . . . . . . .    (522.0)     (510.4)
      Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . .     (55.9)      (90.3)
                                                                           ------------------
    Total owned receivables charged off . . . . . . . . . . . . . . . .    (577.9)     (600.7)
                                                                           ------------------
    Recoveries on owned receivables:
      Finance and Banking . . . . . . . . . . . . . . . . . . . . . . .      87.1        74.0
      Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . .        .8          .9
                                                                           ------------------
    Total recoveries on owned receivables . . . . . . . . . . . . . . .      87.9        74.9
                                                                           ------------------
    Credit loss reserves on receivables purchased, net. . . . . . . . .        .4          .5
    Other, net (1). . . . . . . . . . . . . . . . . . . . . . . . . . .       (.9)       25.8
                                                                           ------------------
    TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT SEPTEMBER 30. .     633.6       625.7
                                                                           ------------------
    Credit loss reserves for receivables serviced with
      limited recourse at January 1 . . . . . . . . . . . . . . . . . .     222.8       160.7
    Provision for credit losses . . . . . . . . . . . . . . . . . . . .     194.1       176.2
    Chargeoffs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (183.9)     (139.3)
    Recoveries. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6.2         3.5
    Other, net (1). . . . . . . . . . . . . . . . . . . . . . . . . . .       2.3       (30.5)
                                                                           ------------------
    TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
      LIMITED RECOURSE AT SEPTEMBER 30. . . . . . . . . . . . . . . . .     241.5       170.6
                                                                           ------------------
    TOTAL CREDIT LOSS RESERVES AT SEPTEMBER 30. . . . . . . . . . . . .    $875.1      $796.3
                                                                           ==================
    Total credit loss reserves for owned receivables at September 30:
      Finance and Banking . . . . . . . . . . . . . . . . . . . . . . .    $450.5      $414.8
      Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . .     158.1       185.9
      Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25.0        25.0
                                                                           ------------------
    TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT SEPTEMBER 30. .    $633.6      $625.7
                                                                           ==================
    Total credit loss reserves for managed receivables at September 30:
      Finance and Banking . . . . . . . . . . . . . . . . . . . . . . .    $692.0      $585.4
      Liquidating Commercial Lines. . . . . . . . . . . . . . . . . . .     158.1       185.9
      Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25.0        25.0
                                                                           ------------------
    TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT SEPTEMBER 30.    $875.1      $796.3
                                                                           ==================

    (1) 1993 amounts include the transfer, from serviced with limited recourse to owned, of credit loss reserves associated with the return of receivables to the owned portfolio upon the culmination of a securitization transaction.
    /TABLE

6.  INCOME TAXES
    ------------
    Effective tax rates for the nine months ended September 30, 1994 and 1993 of 32.8 and 33.4 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) foreign loss carry forwards,
    (b) amortization of intangible assets, (c) state and local income taxes, (d) reduction of noncurrent tax requirements and (e) leveraged lease tax benefits.

    In the third quarter of 1993, new Federal tax legislation was enacted which resulted in the statutory income tax rate being increased from 34 percent to 35 percent retroactive to January 1, 1993. The effect of the new tax legislation was recorded as a year-to-date adjustment at September 30, 1993.

7.  EARNINGS PER COMMON SHARE
    -------------------------

    Computations of earnings per common share for the nine months ended September 30 were as follows:
    ---------------------------------------------------------------------------------------------------
                                                                          1994                     1993
                                                             -----------------        -----------------
                                                                         Fully                    Fully
    In millions, except per share data.                      Primary   Diluted        Primary   Diluted
    ---------------------------------------------------------------------------------------------------
    Earnings:
      Net income. . . . . . . . . . . . . . . . . . . . . .   $256.6    $256.6         $205.7    $205.7
      Preferred dividends . . . . . . . . . . . . . . . . .    (21.6)    (20.7)         (23.6)    (21.2)
                                                              -----------------------------------------
    Net income available to common shareholders . . . . . .   $235.0    $235.9         $182.1    $184.5
                                                              =========================================
    Average shares:
      Common. . . . . . . . . . . . . . . . . . . . . . . .     95.2      95.2           90.2      90.2
      Common equivalents. . . . . . . . . . . . . . . . . .       .8       2.0             .9       3.8
                                                              -----------------------------------------
    Total . . . . . . . . . . . . . . . . . . . . . . . . .     96.0      97.2           91.1      94.0
                                                              =========================================
    Earnings per common share . . . . . . . . . . . . . . .   $ 2.45    $ 2.43         $ 2.00    $ 1.96
                                                              =========================================

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

9.  OTHER MATTERS
    -------------
    In October 1994, the company consummated an agreement with an unaffiliated thrift institution to assume certain liabilities and assets, including approximately $1.2 billion in customer deposits and approximately $3.0 million in receivables, and purchased 26 consumer bank branch facilities located in Illinois.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Consolidated Results of Operations
    ----------------------------------
    Net income for the third quarter and first nine months of 1994 was $94.5 and $256.6 million, up 25 percent from $75.5 and $205.7 million in both respective periods of 1993. The improvements in consolidated net income for both periods primarily were due to increased earnings in the Finance and Banking and Individual Life Insurance segments and lower corporate expenses. In addition, net income for both periods benefited from reduced losses in the
    Liquidating Commercial Lines ("LCL") segment.   Fully diluted
    earnings per share were $.90 in the third quarter and $2.43 for the first nine months of 1994, up from $.71 and $1.96 in the same periods in 1993.

    During the third quarter and first nine months of 1994, the company's operations, financial position and profitability were affected by the following:

    - The domestic private-label credit card and bankcard businesses increased earnings in both the third quarter and first nine months of 1994 over the year-ago periods. Private-label credit card earnings increased primarily due to growth in the managed portfolio. The domestic bankcard business exhibited continued earnings growth primarily as a result of the company's association with the General Motors credit card ("GM Card") program. GM Card managed receivable growth generated higher net interest margins and substantial fee income, offset somewhat by higher operating expenses related to servicing and increased provision for credit losses. Domestic consumer finance earnings for the first nine months of 1994 increased over the same 1993 period primarily due to higher managed net interest margin, increased servicing fee income and lower credit costs. In the third quarter of 1993, the company began servicing without recourse an unsecured consumer loan portfolio which totaled approximately $.8 billion at September 30, 1994. Mortgage banking earnings in the third quarter and first nine months of 1994 were down significantly from the year-ago periods primarily due to a lower average owned portfolio and narrower spreads. Mortgage banking earnings for both periods of 1994 were also negatively impacted by lower gains on sales of first mortgage receivables held for trade resulting from lower originations. In October 1994, the company took action to rationalize the cost base of this business in order to align the size of its mortgage origination capability with the contracted first mortgage market.

    - Collectively, the foreign businesses were profitable in both the third quarter and first nine months of 1994 compared to a profit in the prior year quarter and a loss in the prior year nine month period. The United Kingdom operation earned $8.8 million in the third quarter, up from $4.9 million in 1993. For the first nine months of 1994, the United Kingdom earned $18.7 million compared to $3.7 million. The improvement in earnings for the nine month period was due largely to portfolio growth, higher fee income and lower credit costs. Portfolio growth and fee income benefited from the launch of the GM Card from Vauxhall in the United Kingdom in January 1994. Although the Canadian operation lost money in the third quarter of 1994, its results of operations were better than the prior quarters in 1994 and 1993. Nine month results in 1994 were improved over the prior year. Based on existing trends, the company expects continued improvement in its Canadian operation. The Australian operation remained profitable.

    - In August 1994, the company sold most of the operations of its brokerage business. This sale did not significantly impact the quarter's results. The company does not anticipate that the sale of this business will have a significant impact on the future results of the company's operations.

    - Managed consumer receivables (owned receivables plus those serviced with limited recourse), excluding first mortgage receivables, increased 20 percent on an annualized basis during the third quarter. The majority of the domestic growth occurred in the unsecured products, primarily other unsecured receivables which grew 16 percent in the quarter, and bankcards and private-label credit cards which each grew 5 percent. The domestic first mortgage portfolio increased 21 percent over the previous quarter due to the purchase of approximately $320 million of receivables and as a result of an agreement, consummated in the third quarter, to underwrite and service with limited recourse first mortgage receivables for a third party. This portfolio was essentially flat compared to the second quarter excluding these transactions. The domestic home equity receivable portfolio was flat compared to the second quarter due to the continued liquidation of an acquired portfolio.

        Managed consumer receivables were up 14 percent over the prior year period. Demand for new loans, in particular credit cards and unsecured loans, remained strong as volume increased 37 percent during the first nine months compared to the same year-ago period. Originations of domestic first mortgage receivables were down compared to the prior year as a result of the impact of the rising interest rate environment which has significantly decreased the demand for refinancings, and the company's desire to maintain its pricing discipline and credit standards on products it chooses to keep in portfolio. Excluding first mortgage receivables, loan volume year to date increased 47 percent over the prior year.

    - Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was
        3.24 percent, down from 3.32 percent at June 30, 1994 and 3.85 percent at September 30, 1993. The annualized total consumer managed chargeoff ratio in the third quarter of 1994 decreased to
        2.69 percent compared to 2.87 percent in the prior quarter and
        2.86 percent in the year-ago quarter.

    The ratio of common and preferred shareholders' equity (including convertible preferred stock) to total assets was 7.03 percent compared to 7.33 percent at December 31, 1993. The ratios were affected by the adoption of Statement of Financial Accounting Standards No. 115 ("FAS No. 115") which requires that unrealized gains or losses in certain debt and equity securities be recorded as an adjustment to shareholders' equity. The rise in interest rates in the first nine months of the year resulted in a net unrealized loss of $83.1 million at September 30, 1994 in the company's available-for-sale investment portfolio and a corresponding reduction in shareholders' equity. While FAS No. 115 provides for the adjustment of certain debt and equity securities to fair value, it does not allow for a corresponding adjustment for a change in related liabilities. Therefore, the unrealized loss does not reflect the change in the economic value of shareholders' equity due to higher interest rates. The company believes that the change in fair value of liabilities should offset a significant amount of the reduction in the fair value of its investment portfolio. Excluding the effect of the FAS No. 115 component of shareholders' equity, the ratio of common and preferred shareholders' equity to total assets was 7.27 percent at September 30, 1994, up from 7.21 percent at December 31, 1993.

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

    Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

    -------------------------------------------------------------------------------------------
                                        September 30,     June 30,  December 31,  September 30,
                                                 1994         1994          1993           1993
    -------------------------------------------------------------------------------------------
    Finance and Banking:
      Owned . . . . . . . . . . . . . . .      $450.5       $423.2        $424.0         $414.8
      Serviced with limited recourse. . .       241.5        240.4         222.8          170.6
                                               ------------------------------------------------
      Managed . . . . . . . . . . . . . .       692.0        663.6         646.8          585.4
    Liquidating Commercial Lines. . . . .       158.1        165.0         172.9          185.9
    Corporate . . . . . . . . . . . . . .        25.0         25.0          25.0           25.0
                                               ------------------------------------------------
    Total . . . . . . . . . . . . . . . .      $875.1       $853.6        $844.7         $796.3
                                               ================================================

    Consumer credit loss reserves as a percent of managed delinquency were 67.2 percent at September 30, 1994, up from 66.8 percent at June 30, 1994 and 54.5 percent at September 30, 1993. Despite the decline in consumer delinquencies in the quarter, the company continued to strengthen its consumer credit loss reserves due to growth in credit card and unsecured receivables, which due to their nature, have higher risk.

    Reserves for LCL receivables were down slightly during the quarter due to improvements in the portfolio. LCL credit loss reserves at September 30, 1994 as a percent of nonperforming loans increased over December 31, 1993 and September 30, 1993 levels.

    Total owned and managed credit loss reserves as a percent of receivables were as follows:

    -------------------------------------------------------------------------------------------
                                         September 30,   June 30,   December 31,  September 30,
                                                  1994       1994          1993           1993
    -------------------------------------------------------------------------------------------
    Owned:
      Finance and Banking . . . . . . . .         2.14%      2.15%         2.19%          2.14%
      Liquidating Commercial Lines. . . .        16.96      16.47         14.53          13.90
                                                 ---------------------------------------------
    Total owned (1) . . . . . . . . . . .         2.88%      2.97%         3.03%          3.02%
                                                 =============================================
    Managed:
      Finance and Banking . . . . . . . .         2.17%      2.22%         2.22%          2.09%
      Liquidating Commercial Lines. . . .        16.96      16.47         14.53          13.90
                                                 ---------------------------------------------
    Total managed (1) . . . . . . . . . .         2.67%      2.76%         2.78%          2.71%
                                                 =============================================
    (1) Includes credit loss reserve of the Corporate Segment.
    /TABLE

    The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product, and judgmental factors when there is not clear experience. The level of reserves for commercial credit losses is based on a quarterly review process for all commercial credits and management's evaluation of probable future losses in the portfolio as a whole given its geographic and industry diversification and historical loss experience. The general credit loss reserve at the corporate level is maintained to strengthen overall credit loss reserves and is based upon management's evaluation of the receivable portfolio as a whole, including the geographic concentrations of receivables and unpredictability of ultimate potential exposure in individually large receivables in the Finance and Banking and Liquidating Commercial Lines segments. This reserve will be charged against segment operations in the future as it is used to absorb credit losses in those operations. Management also evaluates the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing consumer, commercial and corporate credit loss reserves. While management allocates substantially all reserves among the company's various products and segments, all reserves are considered to be available to cover total loan losses. See Note 5, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.
    FINANCE AND BANKING
    -------------------
    Statements of Income

    --------------------------------------------------------------------------------------------------
                                                            Nine Months Ended       Three Months Ended
                                                                September 30,            September 30,
    All dollar amounts are stated in millions.                 1994      1993        1994         1993
    --------------------------------------------------------------------------------------------------
    Finance income. . . . . . . . . . . . . . . . . . . . $ 1,884.3 $ 1,844.4   $   659.2    $   620.8
    Interest income from noninsurance investment securities    90.7     101.8        30.0         33.9
    Interest expense. . . . . . . . . . . . . . . . . . .     827.4     812.7       309.3        265.8
                                                          --------------------------------------------
    Net interest margin . . . . . . . . . . . . . . . . .   1,147.6   1,133.5       379.9        388.9
                                                          --------------------------------------------
    Securitization and servicing fee income . . . . . . .     520.9     301.3       183.8        109.8
    Insurance premiums and contract revenues. . . . . . .     133.4     121.2        47.5         45.0
    Investment income . . . . . . . . . . . . . . . . . .      15.9      28.3         4.2         17.5
    Fee income. . . . . . . . . . . . . . . . . . . . . .     192.8     218.3        64.9         79.7
    Other income. . . . . . . . . . . . . . . . . . . . .      54.1      99.9        19.1         32.1
                                                          --------------------------------------------
    Other revenues. . . . . . . . . . . . . . . . . . . .     917.1     769.0       319.5        284.1
                                                          --------------------------------------------
    Net interest margin and other revenues. . . . . . . .   2,064.7   1,902.5       699.4        673.0
                                                          --------------------------------------------
    Provision for credit losses on owned receivables. . .     462.0     479.1       165.2        160.2
                                                          --------------------------------------------
    Costs and expenses:
      Operating expenses. . . . . . . . . . . . . . . . .   1,196.0   1,045.3       394.8        370.3
      Policyholders' benefits . . . . . . . . . . . . . .      58.6      64.1        19.2         24.5
      Income taxes. . . . . . . . . . . . . . . . . . . .     110.9     101.8        36.5         39.2
                                                          --------------------------------------------
    Net income. . . . . . . . . . . . . . . . . . . . . . $   237.2 $   212.2   $    83.7    $    78.8
                                                          ============================================
    Average receivables:
      Owned . . . . . . . . . . . . . . . . . . . . . . . $19,714.6 $19,342.3   $20,452.6    $19,698.1
      Serviced with limited recourse. . . . . . . . . . .   9,846.6   7,944.7    10,193.5      8,125.1
                                                          --------------------------------------------
    Average receivables managed . . . . . . . . . . . . .  29,561.2  27,287.0    30,646.1     27,823.2
    Serviced with no recourse . . . . . . . . . . . . . .  16,757.8  12,315.5    17,098.2     13,804.0
                                                          --------------------------------------------
    Average receivables owned or serviced . . . . . . . . $46,319.0 $39,602.5   $47,744.3    $41,627.2
                                                          ============================================
    Return on average owned assets - annualized . . . . .      1.27%     1.15%       1.30%        1.26%
                                                          ============================================

    ---------------------------------------------------------------------------------------------------
                                                                  September 30,            December 31,
                                                                           1994                    1993
    ---------------------------------------------------------------------------------------------------
    End-of-period receivables:
      Owned . . . . . . . . . . . . . . . . . . . . . . . . . . .     $21,092.2               $19,340.5
      Serviced with limited recourse. . . . . . . . . . . . . . .      10,725.8                 9,827.8
                                                                      ---------------------------------
    Receivables managed . . . . . . . . . . . . . . . . . . . . .      31,818.0                29,168.3
    Serviced with no recourse . . . . . . . . . . . . . . . . . .      16,872.5                15,229.4
                                                                      ---------------------------------
    Receivables owned or serviced . . . . . . . . . . . . . . . .     $48,690.5               $44,397.7
                                                                      =================================

    End-of-period deposits. . . . . . . . . . . . . . . . . . . .     $ 7,490.9               $ 7,516.1
                                                                      =================================
    /TABLE

    Overview
    --------
    Domestic Finance and Banking earnings for the third quarter and first nine months of 1994 increased to $75.4 and $223.8 million, up from $74.8 and $212.8 million in the year-ago periods primarily due to improved operating results in the bankcard and private-label credit card businesses, partially offset by lower year-over-year results in the mortgage banking operations as discussed earlier. Earnings for the domestic consumer finance business were up for the first nine months of 1994 compared to the same 1993 period but were down slightly in the 1994 third quarter compared to 1993. The company anticipates year-over-year earnings improvements for the domestic consumer finance and credit card operations for the remainder of 1994 absent unforeseen circumstances. These increases are expected to be offset by lower earnings in the mortgage banking business due to contraction in the overall market for first mortgages. As previously discussed, the company has taken steps to rationalize the cost base of this business in light of this contraction.

    The operating results of the foreign businesses in both the third quarter and first nine months were sharply improved compared to the prior year periods. The company expects continued stable performance in its United Kingdom operation over the remainder of 1994 and anticipates its Canadian business will be operating near a breakeven level by the end of 1994.

    Receivables
    -----------
    Receivables owned totaled $21.1 billion at September 30, 1994, up from both June 30, 1994 and December 31, 1993. The level of owned receivables from quarter to quarter may vary depending on the timing and significance of securitization transactions in a particular period. In the third quarter of 1994, the company completed securitizations and sales of approximately $1 billion of bankcard receivables and purchased an interest representing approximately $500 million of GM Card receivables which had been previously securitized and sold. In the third quarter of 1994, the company entered into an agreement to underwrite first mortgage receivables and service them with limited recourse. This portfolio totaled
    $150 million at September 30, 1994.

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

    The company monitors its Finance and Banking segment on a managed basis as well as on the historical owned basis reflected in its statements of income. The managed basis assumes that the receivables securitized and sold are instead still held in the portfolio. Pro forma statements of income on a managed basis for the Finance and Banking segment for the third quarter and nine months ended September 30, 1994 and 1993 are presented on the following page. For purposes of this analysis, the results do not reflect the differences between the company's accounting policies for owned receivables and receivables serviced with limited recourse. Accordingly, net income on the pro forma managed basis equals net income on a historical owned basis.

    PRO FORMA MANAGED FINANCE AND BANKING STATEMENTS OF INCOME
    ----------------------------------------------------------

    ---------------------------------------------------------------------------------------------------
                                                 Nine Months Ended                   Three Months Ended
    All dollar amounts are                           September 30,                        September 30,
    stated in millions.                    1994               1993               1994              1993
    ---------------------------------------------------------------------------------------------------
    Finance income. . . . . . .$ 2,766.7  11.63%*  $ 2,577.0 11.70%* $   975.8  11.93%* $   861.8 11.52%*
    Interest income from
      noninsurance investment
      securities. . . . . . . .     90.7    .38        101.8   .46        30.0    .37        33.9   .46
    Interest expense. . . . . .  1,189.2   5.00      1,104.1  5.01       447.2   5.47       364.1  4.87
                               ------------------------------------------------------------------------
    Net interest margin . . . .  1,668.2   7.01      1,574.7  7.15       558.6   6.83       531.6  7.11
                               ------------------------------------------------------------------------
    Servicing fee income. . . .     55.0    .23          3.3   .02        20.5    .25         5.5   .07
    Insurance premiums and
      contract revenues . . . .    133.4    .55        121.2   .55        47.5    .58        45.0   .60
    Investment income . . . . .     15.9    .07         28.3   .13         4.2    .05        17.5   .23
    Fee income. . . . . . . . .    332.2   1.40        251.3  1.14       109.5   1.34       102.8  1.38
    Other income. . . . . . . .     54.1    .23         99.9   .45        19.1    .23        32.1   .43
                               ------------------------------------------------------------------------
    Other revenues. . . . . . .    590.6   2.48        504.0  2.29       200.8   2.45       202.9  2.71
                               ------------------------------------------------------------------------
    Net interest margin and
      other revenues. . . . . .  2,258.8   9.49      2,078.7  9.44       759.4   9.28       734.5  9.82
                               ------------------------------------------------------------------------
    Provision for credit losses    656.1   2.76        655.3  2.98       225.2   2.75       221.7  2.96
                               ------------------------------------------------------------------------
    Costs and expenses:
      Operating expenses. . . .  1,196.0   5.02      1,045.3  4.75       394.8   4.82       370.3  4.95
      Policyholders' benefits .     58.6    .25         64.1   .29        19.2    .24        24.5   .33
      Income taxes. . . . . . .    110.9    .46        101.8   .46        36.5    .45        39.2   .53
                               ------------------------------------------------------------------------
    Net income. . . . . . . . .$   237.2   1.00%   $   212.2   .96%  $    83.7   1.02%  $    78.8  1.05%
                               ========================================================================
    Average receivables
      managed . . . . . . . . .$29,561.2           $27,287.0         $30,646.1          $27,823.2
    Average noninsurance
      investments . . . . . .    2,172.9             2,072.1           2,079.8            2,102.6
                               ------------------------------------------------------------------------
    Average managed interest-
      earning assets  . . . . .$31,734.1           $29,359.1         $32,725.9          $29,925.8
                               ========================================================================
    * As a percent, annualized, of average managed interest-earning assets.

    The discussion below on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on the company's historical statements of income ("Owned Basis") as well as on the above pro forma statements of income ("Managed Basis").

    Net interest margin
    -------------------
    Net interest margin on an Owned Basis was $379.9 and $1,147.6 million for the third quarter and first nine months of 1994, down from $388.9 million in the 1993 third quarter but higher than $1,133.5 million for the nine months ended September 30, 1993. Net interest margin on a Managed Basis increased to $558.6 and $1,668.2 million for the third quarter and first nine months of 1994, up from $531.6 and $1,574.7 million in the same year-ago periods primarily due to higher levels of managed interest-earning assets and a shift in product mix towards higher yielding credit card receivables with a reduction in first mortgage and home equity receivables. Net interest margin as a percent of average managed interest-earning assets, annualized, was 6.83 percent compared to 6.94 percent in the previous quarter and 7.11 percent in the year-ago quarter. The decline in the third quarter compared to the previous quarter primarily was due to a combination of higher funding costs and higher relative debt levels.

    Other revenues
    --------------
    Securitization and servicing fee income on an Owned Basis consists of two components: income associated with the securitization and sale of receivables and servicing fee income related to the servicing of first mortgage loans with no recourse and unsecured receivables. Securitization income on an Owned Basis, which includes net interest income, interchange and other fee income, and provision for credit losses related to receivables serviced with limited recourse, increased compared to the same year-ago periods due to higher levels of securitized receivables outstanding and an increase in fee income from securitized credit card receivables.
    The growth in interchange and other credit card fee income outpaced the growth in the securitized bankcard portfolio due to an increase in the number of credit cards issued and greater transaction volume. The components of securitization income are reclassified to the applicable lines in the statements of income on a Managed Basis.

    Servicing fee income on a Managed Basis increased over the third quarter and first nine months of 1993 due to serviced receivable portfolio growth and lower write-downs of servicing rights in 1994 compared to 1993. Average receivables serviced with no recourse increased to $17.1 billion for the third quarter of 1994, up from $13.8 billion in the same period in 1993. The portfolio of loans serviced with no recourse continued to grow primarily due to originations and sales of first mortgages to investors with servicing rights retained. Additionally, in the third quarter of 1993, the company began servicing an unsecured consumer loan portfolio totaling $.8 billion at September 30, 1994.
    Insurance premiums and contract revenues increased from both the third quarter and the first nine months of 1993. The increase from the 1993 third quarter was due to higher sales volumes of specialty and credit insurance in the United Kingdom operation. The increase over the first nine months of 1993 was due to higher sales of both domestic and foreign specialty and credit insurance. Investment income for the third quarter and first nine months of 1994 was lower than the respective prior year periods due to lower capital gains resulting from fewer sales of available-for-sale investments.

    Fee income on an Owned Basis includes revenues from fee-based products such as bankcards, consumer banking deposits and private-label credit cards, as well as commission income from the company's brokerage business. Fee income was $64.9 and $192.8 million in the third quarter and first nine months of 1994, respectively, down from $79.7 and $218.3 million in the comparable periods of the prior year primarily due to lower interchange fees as a result of the securitizations of GM Card receivables beginning in the second quarter of 1993. Fee income on securitized receivables is transferred to securitization income upon sale. The decrease was partially offset by higher other fee income. Fee income on a Managed Basis, which in addition to the items discussed above includes interchange and other fees related to receivables serviced with limited recourse, increased from $102.8 and $251.3 million in the third quarter and first nine months of 1993, respectively, to $109.5 and $332.2 million in the same periods in 1994 primarily due to GM Card receivable growth.

    Provision for credit losses
    ---------------------------
    The provision for credit losses for receivables on an Owned Basis for the third quarter and first nine months of 1994 totaled $165.2 and $462.0 million, up 3 percent from $160.2 million but down 4 percent from $479.1 million in the comparable prior year periods. The level of provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the significance of securitizations and sales of receivables in a particular period, as provision related to the securitized receivables is transferred to securitization and servicing fee income.

    The provision for credit losses for receivables on a Managed Basis totaled $225.2 and $656.1 million in the third quarter and first nine months of 1994, respectively, up slightly from $221.7 and $655.3 million in the comparable periods of 1993. As a percent of average managed interest-earning assets, annualized, the provision decreased to 2.76 percent from 2.98 percent in the first nine months of 1993, reflecting the underlying improvement in the credit quality of the managed portfolio, which experienced lower delinquency in the first nine months of 1994 than in the first nine months of 1993.
    See the following credit quality section for further discussion of factors affecting the provision for credit losses.

    Expenses
    --------
    Operating expenses, which the company defines as salaries and fringe benefits plus other operating expenses, were $394.8 and $1,196.0 million in the third quarter and first nine months of 1994, respectively, up from $370.3 and $1,045.3 million in the same periods of 1993. Operating expenses in the 1994 third quarter were slightly below both the first and second quarters of 1994. The increases in 1994 over the comparable 1993 periods were primarily due to increased costs associated with servicing the larger owned or serviced receivables portfolio. In addition, the 1994 nine month amount also increased over the same period of 1993 due to marketing initiatives undertaken in the first half of 1994.

    The effective tax rate for the Finance and Banking segment was 30.4 and 31.9 percent, compared to 33.2 and 32.4 percent in the third quarter and first nine months of 1993. The 1994 effective tax rates reflect the favorable resolution of several prior year state tax issues. The 1993 effective tax rates included the impact of a retroactive year to date increase in the Federal statutory tax rate from 34 percent to 35 percent.

    Credit Quality
    --------------
    Overall credit quality statistics of the Finance and Banking portfolio improved in the third quarter of 1994, as delinquency and chargeoff levels declined from the prior quarter.

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

    Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):
    ------------------------------------------------------------------------------------------
                                           9/30/94   6/30/94     3/31/94   12/31/93    9/30/93
    ------------------------------------------------------------------------------------------
    Domestic:
      First mortgage. . . . . . . . . . .     1.66%     1.68%       2.31%      1.42%      1.21%
      Home equity . . . . . . . . . . . .     2.67      2.75        3.10       3.16       3.38
      Other secured . . . . . . . . . . .     1.71      2.64        1.62       1.38       1.83
      Bankcard. . . . . . . . . . . . . .     2.40      2.34        2.41       2.41       2.57
      Merchant participation. . . . . . .     5.03      4.53        5.02       5.01       5.43
      Other unsecured . . . . . . . . . .     5.43      6.01        6.48       6.63       7.23
                                             -------------------------------------------------
    Total domestic. . . . . . . . . . . .     3.07      3.10        3.37       3.28       3.50
                                             -------------------------------------------------
    Foreign:
      Canada. . . . . . . . . . . . . . .     3.57      3.83        4.14       4.65       5.11
      United Kingdom. . . . . . . . . . .     4.71      5.27        5.99       6.74       7.34
      Australia . . . . . . . . . . . . .     6.84      7.43        7.98       8.93       9.59
                                              ------------------------------------------------
    Total foreign . . . . . . . . . . . .     4.34      4.78        5.25       5.82       6.32
                                              ------------------------------------------------

    Total . . . . . . . . . . . . . . . .     3.24%     3.32%       3.61%      3.58%      3.85%
                                              ================================================

    Delinquency as a percent of managed consumer receivables decreased from both the prior quarter and prior year levels. The decline in the delinquency ratio was driven by improvements in all the foreign operations and in the domestic home equity and other unsecured products, which were partially offset by an increase in merchant participation and bankcard delinquencies. Improvements in both the foreign and domestic portfolios were primarily due to growth of higher quality receivables which were recently underwritten, resulting from tighter underwriting standards instituted in the early 1990's. The United Kingdom ratio also benefited from the issuance of the GM Card from Vauxhall there beginning in early 1994, as new accounts were added to the receivables base but made only a small contribution to delinquency. Excluding the impact of the United Kingdom GM Card from Vauxhall portfolio, the United Kingdom and total foreign delinquency ratios still improved during the quarter.

    The level of delinquent receivables also continued to be impacted by first mortgage receivables on which the company temporarily extended payment terms in the first quarter of 1994 due to the January California earthquake. This increased first mortgage delinquency by 37 basis points at September 30, 1994. The company continues to believe that its ultimate exposure on the impacted first mortgage receivables is small.

    Bankcard delinquency increased compared to the prior quarter but improved significantly compared to the year-ago quarter.
    Improvement in the non-GM Card portfolio was offset by an increase in delinquent GM Card receivables resulting from the aging of the GM Card portfolio. The GM Card program continues to have better than average delinquency experience. The company expects GM Card delinquency to stabilize over the remainder of the year, and also anticipates further improvement in the non-GM Card portfolio.

    The company believes that, although further reductions are possible, the overall declining delinquency trend has begun to stabilize. Future changes in delinquency will depend on economic conditions in the various countries and regional areas where the company operates, the composition of the managed receivables base, and the maturation of the GM Card portfolio.


    Nonperforming Assets
    --------------------
    Nonperforming assets consisted of the following:

    ------------------------------------------------------------------------------------------
    In millions.                           9/30/94    6/30/94    3/31/94   12/31/93    9/30/93
    ------------------------------------------------------------------------------------------
    Nonaccrual managed receivables. . . .   $489.1     $483.3     $517.6     $528.7   $  565.4
    Accruing managed receivables 90 or more
      days delinquent . . . . . . . . . .    225.3      218.5      215.6      207.3      198.5
                                            --------------------------------------------------
    Total nonperforming managed receivables  714.4      701.8      733.2      736.0      763.9
                                            --------------------------------------------------
    Real estate owned . . . . . . . . . .    153.4      161.4      165.7      168.9      193.1
    Other assets acquired through
      foreclosure . . . . . . . . . . . .     58.1       79.8       81.3       82.9       84.4
                                            --------------------------------------------------
    Total nonperforming assets. . . . . .   $925.9     $943.0     $980.2     $987.8   $1,041.4
                                            ==================================================
    Credit loss reserves for managed
      receivables as a percent of
      nonperforming managed receivables .     96.9%      94.6%      88.8%      87.9%      76.6%

    Nonperforming managed receivables
      as a percent of total managed
      receivables . . . . . . . . . . . .      2.2        2.3        2.5        2.5        2.7
                                            --------------------------------------------------

    Total nonperforming managed Finance and Banking assets declined from the prior quarter due to the reduction in other assets acquired through foreclosure as a result of a cash settlement received from a previous borrower.

    Net Chargeoffs of Consumer Receivables
    --------------------------------------

    Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables managed):
    ------------------------------------------------------------------------------------------
                                            Third      Second      First     Fourth      Third
                                          Quarter     Quarter    Quarter    Quarter    Quarter
                                             1994        1994       1994       1993       1993
    ------------------------------------------------------------------------------------------
    Domestic:
      First mortgage. . . . . . . . . . .     .43%        .28%       .46%       .21%       .59%
      Home equity . . . . . . . . . . . .    1.00        1.37       1.20       1.17        .87
      Other secured . . . . . . . . . . .     .99         .15        .05        .64       3.11
      Bankcard. . . . . . . . . . . . . .    3.82        3.88       4.22       3.99       3.78
      Merchant participation. . . . . . .    3.91        3.83       3.91       4.26       4.44
      Other unsecured . . . . . . . . . .    4.36        5.10       5.26       5.41       5.99
                                             -------------------------------------------------
    Total domestic. . . . . . . . . . . .    2.76        2.91       2.97       2.82       2.78
                                             -------------------------------------------------
    Foreign:
      Canada. . . . . . . . . . . . . . .    1.82        2.43       2.89       3.86       2.83
      United Kingdom. . . . . . . . . . .    2.77        2.48       2.96       4.07       4.62
      Australia . . . . . . . . . . . . .    2.24        3.72       2.74       3.77       2.61
                                             -------------------------------------------------
    Total foreign . . . . . . . . . . . .    2.23        2.59       2.90       3.92       3.38
                                             -------------------------------------------------
    Total . . . . . . . . . . . . . . . .    2.69%       2.87%      2.96%      2.96%      2.86%
                                             =================================================

    Net chargeoffs as a percent of average managed receivables for the 1994 third quarter decreased compared to both the second quarter and the year-ago quarter. Net chargeoffs on a dollar basis in the third quarter were $200.9 million, compared to $205.1 million in the second quarter of 1994. Improvements in the domestic other unsecured and home equity portfolios and in the Canadian operation in the third quarter were the primary contributors to the decline in the chargeoff ratio. The improvement in these portfolios was due to the favorable performance of recently underwritten receivables. Bankcard chargeoffs also declined in the quarter, as an increase in the GM Card portfolio chargeoff ratio was offset by improvements in the non-GM Card portfolio. However, while GM Card chargeoffs increased compared to the prior quarter, they remained better than management's expectations as this portfolio ages.

    The foreign chargeoff ratio benefited from lower Canadian chargeoffs, which have continued to improve since the fourth quarter of 1993, due to an improving economy. The foreign chargeoff ratio also benefited from growth in the GM Card from Vauxhall, which was introduced in the United Kingdom in early 1994 and which have experienced minimal chargeoffs to date. Excluding the impact of GM Card from Vauxhall receivables originated in the United Kingdom, United Kingdom and total foreign chargeoffs were 3.22 and 2.36 percent, respectively, for the 1994 third quarter, compared to 2.81 and 2.71 percent, respectively, in the second quarter.

    Chargeoffs are a lagging indicator of credit quality and generally reflect prior delinquency trends. However, growth associated with the domestic GM Card portfolio has resulted in a shift in product mix toward bankcard receivables, which have higher chargeoff rates than secured receivables. As stated previously, GM Card chargeoffs during the quarter remained better than management's expectations. The company expects that chargeoff ratios associated with the GM Card will begin to stabilize and also anticipates further improvement in other domestic products and the foreign operations. However, future changes in chargeoff trends may be impacted by factors such as the continued shift in product mix toward bankcard receivables, economic conditions, and the impact of personal bankruptcies. Consequently, the extent and timing of improvements in the chargeoff trend remains uncertain.

    INDIVIDUAL LIFE INSURANCE
    -------------------------
    Individual Life Insurance net income was $17.4 and $39.7 million, up from $13.5 and $35.0 million in the prior year periods.

    Statements of Income
    --------------------------------------------------------------------------------
                                             Nine Months Ended    Three Months Ended
                                                 September 30,         September 30,
    All dollar amounts are stated in millions. 1994       1993      1994        1993
    --------------------------------------------------------------------------------
    Investment income . . . . . . . . . . .  $372.1     $413.4    $124.5      $150.3
    Contract revenues . . . . . . . . . . .    62.7       94.8     (11.4)       33.6
                                             ---------------------------------------
    Total revenues. . . . . . . . . . . . .   434.8      508.2     113.1       183.9
    Costs and expenses:
      Policyholders' benefits . . . . . . .   285.3      341.3      65.5       115.0
      Operating expenses. . . . . . . . . .    87.6      111.5      20.4        46.4
      Income taxes. . . . . . . . . . . . .    22.2       20.4       9.8         9.0
                                             ---------------------------------------
    Net income. . . . . . . . . . . . . . .  $ 39.7      $35.0    $ 17.4     $  13.5
                                             =======================================
    Return on average assets - annualized .     .75%       .75%      .97%        .87%
                                             =======================================

    --------------------------------------------------------------------------------
                                                 September 30,          December 31,
                                                          1994                  1993
    --------------------------------------------------------------------------------
    Investment securities . . . . . . . . . . .      $ 6,578.3             $ 6,358.0
    Life insurance in-force . . . . . . . . . .       34,882.8              32,371.6
                                                     ===============================

    Investment securities for the Individual Life Insurance segment totaled $6.6 billion, up from both the June 30, 1994 and December
    31, 1993 levels. The Individual Life Insurance portfolio represented approximately 76 percent of the company's total investment portfolio at September 30, 1994. Higher-risk securities, which include non-investment grade bonds, common and preferred stocks, commercial mortgage loans and real estate, represented 7.3 percent of the insurance investment portfolio at September 30, 1994,compared to 6.9 percent at June 30, 1994 and 7.0 percent at December 31, 1993.

    At September 30, 1994 the market value for the insurance held-to-maturity investment portfolio was 103 percent of the carrying value compared to 102 percent at June 30, 1994 and 108 percent at December
    31, 1993. The decrease in market value over book value during the first nine months of 1994 was mainly the result of the rising interest rate environment. The company continuously monitors the fair value of its available-for-sale investment portfolio in light of market interest rate conditions and may sell securities in an attempt to maximize its capital position.

    Investment income in the third quarter and first nine months of 1994 was $124.5 and $372.1 million, down compared with the year-ago periods due to lower yields on investment securities and lower gains resulting from fewer sales of available-for-sale investment securities in 1994.

    In the third quarter of 1994, the company ceded a line of life insurance business under an assumption agreement, and as a result, both contract revenues and policyholders' benefits were reduced by $47.8 million. This represented the amount of claim reserves on the ceded policies which were transferred to the new insurer. Excluding the impact of this transaction, contract revenues in both periods increased due to higher levels of insurance in-force, and policyholders' benefits for both periods decreased due to lower interest credited to policyholders caused by lower yields on investment securities.

    Operating expense in the third quarter and first nine months was down compared to the year-ago periods due to lower amortization of deferred insurance policy acquisition costs ("DAC") resulting from lower investment income and from the periodic reevaluation of the asset carrying value.

    The effective tax rate was 36.0 and 35.9 percent for the third quarter and first nine months of 1994, respectively, compared to
    40.0 and 36.8 percent in the respective periods of 1993. The 1993 effective tax rates included a retroactive, year to date adjustment in the Federal statutory tax rate from 34 percent to 35 percent.

    LIQUIDATING COMMERCIAL LINES
    ----------------------------
    The net loss for the Liquidating Commercial Lines segment was $1.7 and $7.2 million in the third quarter and first nine months of 1994 compared to a net loss of $10.5 and $18.7 million in the same periods in 1993.


    Statements of Operations
    ------------------------------------------------------------------------------------------------
                                                         Nine Months Ended        Three Months Ended
                                                             September 30,             September 30,
    In millions.                                           1994       1993         1994         1993
    ------------------------------------------------------------------------------------------------
    Net interest margin . . . . . . . . . . . . . .    $   25.0   $   45.7       $  6.0     $   22.7
    Other revenues. . . . . . . . . . . . . . . . .        15.3        9.8          2.6          7.0
                                                       ---------------------------------------------
    Net interest margin and other revenues. . . . .        40.3       55.5          8.6         29.7
    Provision for credit losses . . . . . . . . . .        40.2       72.0          8.1         43.9
    Operating expenses. . . . . . . . . . . . . . .         9.4       11.1          3.1          1.5
    Income tax benefit. . . . . . . . . . . . . . .        (2.1)      (8.9)         (.9)        (5.2)
                                                       ---------------------------------------------
    Net loss. . . . . . . . . . . . . . . . . . . .    $   (7.2)  $  (18.7)        (1.7)    $  (10.5)
                                                       =============================================
    Average receivables owned . . . . . . . . . . .    $1,056.3   $1,474.7       $958.5     $1,400.8
                                                       =============================================

    Net interest margin for the third quarter and first nine months of 1994 decreased compared to the prior year periods primarily due to lower asset levels. The 1993 third quarter and nine month amounts included gains on terminating debt and related hedges associated with assets which were liquidated. Increased other revenues in the first nine months of 1994 primarily related to the company's 25 percent equity investment in a commercial joint venture. Other revenues for the 1994 third quarter were lower than the prior year primarily due to lower revenues resulting from lower asset levels in this joint venture. Provisions for credit losses were $8.1 and $40.2 million, down from $43.9 and $72.0 million in both respective periods of 1993. The 1993 quarter and year-to-date provisions reflected chargeoffs of $37 million taken during the 1993 third quarter in connection with a cash settlement on the company's largest credit exposure at that time. See pages 13 and 14 in Management's Discussion and Analysis on Consolidated Credit Loss Reserves for factors impacting overall loss reserve levels. Operating expenses were $3.1 and $9.4 million in the third quarter and first nine months of 1994, respectively, up from $1.5 million but down from $11.1 million in the year-ago periods. The decrease from the prior year nine month amount was principally due to lower write-downs and net expenses for real estate owned.

    Commercial Nonperforming Loans and Real Estate Owned:
    ------------------------------------------------------------------------------------------
    In millions.                           9/30/94    6/30/94    3/31/94   12/31/93    9/30/93
    ------------------------------------------------------------------------------------------
    Real estate nonaccrual. . . . . . . .   $ 48.5     $ 47.7     $ 49.3     $ 54.8     $ 79.6
    Other nonaccrual. . . . . . . . . . .     74.4      114.8      151.1      173.9      164.1
                                            --------------------------------------------------
    Total nonaccrual. . . . . . . . . . .    122.9      162.5      200.4      228.7      243.7
    Renegotiated. . . . . . . . . . . . .     44.9       28.5       29.2       28.7       17.3
                                            --------------------------------------------------
    Total nonperforming loans . . . . . .    167.8      191.0      229.6      257.4      261.0
    Real estate owned . . . . . . . . . .    241.7      244.2      249.7      256.6      262.2
                                            --------------------------------------------------
    Total . . . . . . . . . . . . . . . .   $409.5     $435.2     $479.3     $514.0     $523.2
                                            ==================================================
    Credit loss reserves as a percent of
      nonperforming loans . . . . . . . .     94.2%      86.4%      74.4%      67.2%      71.2%
                                            --------------------------------------------------

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

    To preserve value in liquidating the real estate owned portfolio over time, the company has segregated its portfolio into two categories. Properties in weak markets or with poor cash flows, which have been written down an average of 50 percent, represented 17 percent of the commercial real estate owned portfolio at September 30, 1994. Properties with positive and/or improved cash flows and in markets which, the company believes, have potential for improvement are being held for sale at prices which reflect this value. Subsequent to September 30, 1994, the company sold, for cash, several real estate owned properties with a net book value of $37 million to a joint venture in which the company will maintain a 50 percent ownership interest. The properties were sold to the joint venture without recourse. In addition, the company also sold to a third party, for cash, another real estate owned property with a net book value of $19.4 million. The company will have no continuing interest in this property. These sales will have no impact on the operating results of this segment. Revenues on all commercial real estate properties, net of write-downs and carrying costs, were $.9 million in the third quarter of 1994 compared to $1.6 million in the same period in 1993.

    Corporate
    ---------
    Corporate expenses, net of tax benefits, for the third quarter and first nine months of 1994 were $4.9 and $13.1 million, compared to $6.3 million in the 1993 third quarter and $22.8 million in the first nine months of 1993. The decrease from the 1993 nine month amount was due to a $10 million unallocated provision for credit losses made in the second quarter of 1993.

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

           3(ii)    Bylaws of Household International, as amended September
                    13, 1994.

           10.8     Executive Employment Agreement between the Company and
                    W. F. Aldinger.

           10.9     Executive Employment Agreement between the Company and
                    A. Shusta.

           10.10    Executive Employment Agreement between the Company and
                    J. W. Saunders.

           10.11    Executive Employment Agreement between the Company and
                    R. F. Elliott.

           12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

           21       List of Household International subsidiaries.

           27       Financial Data Schedule.

    (b)    Reports on Form 8-K

           During the third quarter of 1994, the Registrant filed a Current Report on Form 8-K dated August 8, 1994, reporting pursuant to Item 5, "Other Events" the sale of most of the operations of its regional retail securities broker/dealer subsidiary, Hamilton Investments, to Principal Financial Securities, a member of The Principal Financial Group, and a Current Report on Form 8-K dated August 10, 1994, reporting pursuant to Item 5, "Other Events" the appointment of William
           F. Aldinger as President and Chief Executive Officer and a Director of Household International, Inc.

                                           SIGNATURE
                                           ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HOUSEHOLD INTERNATIONAL, INC.
                                   -----------------------------
                                   (Registrant)


Date:  November 14, 1994           By:  /s/ David A. Schoenholz
       -----------------           ----------------------------
                                   David A. Schoenholz,
                                   Senior Vice President -
                                   Chief Financial Officer
                                   and on behalf of
                                   Household International, Inc.

                          Exhibit Index
                          -------------
3(ii)    Bylaws of Household International, as amended
         September 13, 1994.

10.8     Executive Employment Agreement between the Company and
         W. F. Aldinger.

10.9     Executive Employment Agreement between the Company and
         A. Shusta.

10.10    Executive Employment Agreement between the Company and
         J. W. Saunders.

10.11    Executive Employment Agreement between the Company and
         R. F. Elliott.

12       Statement of Computation of Ratio of Earnings to Fixed
         Charges and to Combined Fixed Charges and Preferred
         Stock Dividends.

21       List of Household International subsidiaries.

27       Financial Data Schedule.


C:\ELINK\FILING\I10Q930.AS1