Form 10-K
HOUSEHOLD INTERNATIONAL INC
filed 1995-03-24
CIK 354964

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

Securities registered pursuant to Section 12(b) of the Act:

                                                               Name of each exchange
                  Title of each class                           on which registered
-------------------------------------------------------     ----------------------------
COMMON STOCK, $1 PAR VALUE                                  NEW YORK STOCK EXCHANGE AND
                                                            CHICAGO STOCK EXCHANGE
$6.25 CUMULATIVE CONVERTIBLE VOTING PREFERRED STOCK,        NEW YORK STOCK EXCHANGE
  NO PAR, $50 STATED VALUE
DEPOSITARY SHARES (EACH REPRESENTING ONE-QUARTER SHARE      NEW YORK STOCK EXCHANGE
  OF 9 1/2% CUMULATIVE PREFERRED STOCK, SERIES 1989-A,
  NO PAR, $100 STATED VALUE)
DEPOSITARY SHARES (EACH REPRESENTING ONE-TENTH SHARE OF     NEW YORK STOCK EXCHANGE
  9 1/2% CUMULATIVE PREFERRED STOCK, SERIES 1991-A, NO
  PAR, $100 STATED VALUE)
DEPOSITARY SHARES (EACH REPRESENTING ONE-FORTIETH SHARE     NEW YORK STOCK EXCHANGE
  OF 8 1/4% CUMULATIVE PREFERRED STOCK, SERIES 1992-A,
  NO PAR, $1,000 STATED VALUE)
DEPOSITARY SHARES (EACH REPRESENTING ONE-FORTIETH SHARE     NEW YORK STOCK EXCHANGE
  OF 7.35% CUMULATIVE PREFERRED STOCK, SERIES 1993-A,
  NO PAR, $1,000 STATED VALUE)

Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. Yes/'X'/    No/  /

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

     AT MARCH 15, 1995, THERE WERE 96,909,414 SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $4.1 BILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN PORTIONS OF THE REGISTRANT'S 1994 ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994: PARTS I, II AND IV.
     CERTAIN PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 1995 ANNUAL MEETING SCHEDULED TO BE HELD MAY 10, 1995: PART III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.

ITEM 1. BUSINESS.

GENERAL

     Household International, Inc. ("Household International" or the "Company") is a publicly owned corporation which, with its subsidiaries, primarily provides consumer finance and banking services and consumer insurance and investment products. The Company employs approximately 15,500 people and serves approximately 19 million customer accounts in the United States, Canada and the United Kingdom. The Company's operations are divided into two business segments:
Finance and Banking and Individual Life Insurance.

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

     The products offered by Household International, a description of the geographic markets in which the Company operates and summary financial information for each of the Company's business segments is set forth in the Company's Annual Report to Shareholders (the "1994 Annual Report"), portions of which are incorporated herein by reference. See pages 10, 12 and 21 through 70 of the 1994 Annual Report. The Company markets its products to its customers through a number of different distribution channels, including consumer finance branch offices, consumer bank branch offices, retail merchants, independent insurance agents and direct mail and telemarketing.

     1994 DEVELOPMENTS. For financial reporting purposes, the Company recharacterized its business segment data in 1994. The assets and results of operations relating to that portion of the commercial finance business which the Company had previously discontinued as of December 31, 1991 had been reported in a separate segment called Liquidating Commercial Lines ("LCL"). LCL assets were reduced to approximately $700 million and nonperforming LCL assets were reduced to $205 million at December 31, 1994 compared to $2.1 billion and almost $700 million at December 31, 1991, respectively. As a result of the reduction in total assets and nonperforming assets of these discontinued product lines, the Company eliminated separately reporting the LCL segment in its financial statements. The results of operations of the LCL product lines have been combined with the results of other products in the Finance and Banking segment. Earnings and selected balance sheet data for years prior to 1994 have been reclassified to reflect the combination of LCL into the Finance and Banking segment.

     During 1994, the Company also began to refocus its emphasis on certain businesses in order to take advantage of its operating efficiencies and competitiveness in the marketplace and initiated a number of measures to reduce costs, including the discontinuation of its first mortgage origination business in the United States; the consolidation of certain of its Canadian operations with certain of its United States operations; the consolidation of certain operations of its private-label and credit card operations and the initiation of a reduction in the Company's workforce by approximately 12 percent. In the fourth quarter of 1994, the Company recorded $14 million in after-tax expenses in connection with these initiatives. In addition, the Company sold its Australian operation in 1994, incurring a $14 million after-tax loss. The Company also sold its retail securities brokerage business, which had no significant effect on 1994 operating results.

     In 1994 the Company's bankcard operations continued to grow, principally through the continuing success of the GM Cardsm. The GM Card is a general-purpose credit card which allows the users thereof to earn credit toward the purchase of new General Motors vehicles. The GM Card was publicly introduced in September 1992 and as of December 31, 1994, there were approximately 7.6 million accounts which had generated approximately $6.8 billion of credit card receivables. During 1994, the Company expanded its alliance with General Motors Corporation with the introduction of the GM Card from Vauxhall in the United Kingdom, permitting users to earn rebates toward the purchase of a new Vauxhall vehicle and entered into a new alliance program with Pacific Bell. The Pacific Bell program allows users of the general-purpose credit card to apply a percentage of charges made on such card against their telephone bills. The Company's bankcard operations also expanded into other markets, such as entering into a joint venture with Banco Mexicano.

     The Company's United Kingdom operation reported higher earnings in 1994, earning $27.7 million compared to $10.3 million in 1993. This was primarily attributable to portfolio growth and lower credit costs. During 1994, the performance of the Company's operation in Canada was impacted by a high cost base in relation to its assets. In the fourth quarter of 1994, the Company began integrating certain portions of the Canadian consumer finance and private-label credit card operations with the Company's U.S. operations in order to improve efficiency.

FINANCE AND BANKING

     Total receivables at December 31, classified by type, consisted of the following (in millions):

                                                1994          1993          1992
                                              ---------     ---------     ---------
              First mortgage................  $ 3,490.8     $ 3,534.1     $ 4,513.8
              Home equity...................    2,739.0       2,850.9       2,943.6
              Other secured.................      676.9         875.4         827.9
              Bankcard......................    4,788.9       4,356.9       3,416.9
              Merchant participation........    2,564.9       2,636.5       2,063.8
              Other unsecured...............    5,137.2       4,320.8       3,850.6
                                              ---------     ---------     ---------
              Total consumer................   19,397.7      18,574.6      17,616.6
              Equipment financing and other
                commercial..................    1,157.9       1,955.8       2,451.7
                                              ---------     ---------     ---------
              Total receivables.............  $20,555.6     $20,530.4     $20,068.3
                                              =========     =========     =========

     CONSUMER OPERATIONS. Household International is primarily a consumer financial services company, with consumer receivables of $19.4 billion, representing approximately 56 percent of total assets at December 31, 1994. The Company's primary target customer for consumer lending is generally between 25 and 50 years of age with a household income of $15,000 to $50,000. Approximately 82 percent of the Company's consumer receivables are located in the United States.

     In its consumer lending businesses, the Company competes with banks, thrifts, finance companies and other financial institutions by offering a variety of consumer products, maintaining a strong service orientation and developing innovative marketing programs. The Company has focused on being a low-cost producer in its consumer financial services businesses. Highly automated processing facilities have been developed to support underwriting, loan administration and collection functions across business lines. By supporting its multiple-distribution networks with centralized processing centers, the Company has improved efficiency through specialization and economies of scale. In addition, by removing such functions from branch offices, the Company is able to concentrate on sales activities in the branch offices.

     Underwriting and collection of consumer credit products and internal controls over these functions have been improved over the last several years through the segregation of the sales, underwriting and collection functions. For example, loan approvals are handled by non-sales personnel located in regional servicing centers ("RSC") whose primary concern is credit quality, not volume. Underwriting and collections are supported by automated systems which analyze the likelihood of delinquency or bankruptcy. The Company believes it is an industry leader in implementing automated underwriting and collection management systems which improve its ability to manage credit quality. The Company considers factors such as the applicant's income, expenses, paying habits, value of collateral, if any, and length and stability of employment, in its effort to determine whether the borrower has the ability to support the loan.

     The objective of the Company's program to automate and centralize the back office processing of U.S. consumer finance accounts has been to transfer the record keeping and collection tasks necessary to service accounts from its branch offices to an RSC. The RSCs were created to provide higher quality customer service and cost savings resulting from greater efficiency through economies of scale. By doing so, the Company's branch offices have been able to focus on sales and marketing efforts. The Company's first RSC began operations in Illinois in 1987. By the first quarter of 1990, all U.S. branch offices of HFC were served by RSCs. As a result of efficiencies achieved since that time, the operations of the servicing centers have been further consolidated, and in 1993 the servicing operation for all HFC originated loans was moved to a single servicing center located in Illinois. The former western region RSC in California now supports HFC's portfolio acquisition business and services acquired consumer credit receivables. The former eastern region RSC in Virginia now principally supports the GM Card. Additional facilities exist to provide the Company's bankcard and merchant participation business with centralized automated support. The Company has also established regional processing centers ("RPC") in California, Illinois, Maryland and Nevada to perform payment processing, check processing, statement billings and other administrative tasks for all domestic consumer operations. In the United Kingdom, HFC Bank plc's Birmingham Business Center provides operating and administrative functions in a center modeled after the RSCs and RPCs used in the United States. The Canadian operation has two centers similar to the United Kingdom center.

     The Company has continued to invest in the development of its bankcard, private-label credit card and consumer finance services which have been an important contributor to the Company's growth. During 1994, net income on an operating basis from these businesses increased approximately 24 percent over the prior year-end period, while overall net income was 23 percent higher than in 1993.

     Since 1988 the Company has increased significantly its portfolio of receivables sold and serviced with limited recourse. This portfolio has grown to approximately $12.5 billion at year-end 1994 from none at the beginning of 1988. The Company was the first public issuer of home equity loan asset-backed securities in 1988 and continues to be one of the largest issuers of asset-backed securities. In 1994, including replenishments of certificateholders interests, the Company securitized and sold approximately $16.5 billion of receivables. Prior to its discontinuance of the origination of first mortgages, the Company also sold first mortgages with no recourse while retaining the servicing rights associated therewith and also acquired and sold servicing rights for first mortgages.

     Major consumer business units within the Finance and Banking segment are described below.

Household Finance Corporation

     Household Finance Corporation traces its origins to a loan office established in 1878. HFC offers a variety of secured and unsecured lending products to middle-income customers through a network of 460 branch lending offices throughout the United States. This business is conducted primarily through state-licensed companies.

     HFC's operations primarily focus on home equity loans and unsecured credit products as these products are preferred by consumers due to the flexible nature of the credit relationship, where the timing and amount of borrowing can be tailored to the borrower's particular circumstances. These products also are advantageous to HFC due to lower relative administrative costs and typically have variable rate terms which move with market rates of interest. Home equity loans and unsecured consumer credit products in the HFC network represented approximately 29 percent of total consumer managed receivables at December 31, 1994. Home equity loans, representing approximately 20 percent of total consumer managed receivables at December 31, 1994, have lower chargeoff rates than unsecured credit products.

     In 1992, HFC launched a new portfolio acquisition business focusing on open-end and closed-end home equity loan products. The Company believes that the portfolio acquisition business provides an additional source for developing new customer relationships.

Household Retail Services

     Household Retail Services ("HRS") is a revolving credit merchant participation business. HRS purchases and services merchants' revolving charge accounts. These accounts result from consumer purchases of furniture, appliances, home improvement products and other durable merchandise, and generally are without credit recourse to the originating merchant. Loans are underwritten by HRS based on its credit standards. This business is an important source of new customers to HFC's direct lending business. HRS believes it is the second largest provider of private-label credit cards in the United States. This business is conducted through state-licensed companies and through Household Bank (Illinois), National Association. During 1994, the Company began integrating portions of HRS' operations into Household Credit Services in order to reduce costs and better utilize the Company's resources.

Household Credit Services

     Household Credit Services is the tradename used for the marketing of bankcards throughout the United States issued by one of the Company's subsidiary national credit card banks, Household Bank, f.s.b., or one of the other financial institutions affiliated with Household International. Household Credit Services had $10.8 billion of bankcard receivables owned and serviced with limited recourse at December 31, 1994, an increase of $1.9 billion from December 31, 1993. The Company has been rated as one of the top 6 issuers of VISA* and MasterCard* credit cards in the United States.

     The Company strives to build its bankcard business by developing strategic alliances with industry leaders to effectively create and market general purpose credit cards to targeted consumers. In accordance with this philosophy, the Company established a program with Ameritech Corporation in 1991, General Motors Corporation in 1992 (expanding the relationship with General Motors in 1993 to issue the GM Card from Vauxhall in the United Kingdom), Charles Schwab & Co. in 1993 and Pacific Bell in 1994. The Company also entered into a joint venture with Banco Mexicano in 1994. The Company intends to continue to explore other similar relationships with various entities.

     The Company evaluates bankcard acquisitions utilizing criteria related to strategic fit and economic value. To assess strategic fit, the Company considers the following: the composition and behavior of the customer franchise; product pricing compatibility with the Company's pricing strategies; geographic distribution of the customer base; and opportunities to add value through improved portfolio management. To assess economic value, the Company evaluates the risk/return characteristics of the portfolio, particularly with respect to revenue-generating potential and asset quality, and identifies and quantifies legitimate opportunities to add value through price changes, more efficient servicing, improved collections, and credit line management. The Company also applies traditional financial analysis techniques to evaluate financial returns in relation to the proposed investment.

     The bankcard business is a highly competitive and fragmented industry currently in the process of consolidation. The Company believes that its relatively large size in the industry provides substantial competitive advantages over smaller credit card issuers through operating efficiencies. The Company's focus is to develop a diverse customer franchise that contains three to four hubs of concentration while employing value-based pricing. These hubs are expected to promote operating and marketing efficiencies without creating overdependence on a single geographic area that would potentially expose the Company to regional credit risk and usage patterns. Currently, the Company's largest account base is in California supplemented by significant hubs in the Midwest and on the East coast.

Household Bank, f.s.b.

     Household Bank, f.s.b. (the "Bank"), a federally chartered savings bank, is engaged in the consumer banking and mortgage business. At December 31, 1994, the Bank's assets totaled $9.4 billion, while total deposits were approximately $7.2 billion. During the fourth quarter of 1994, the Bank acquired approximately $1.2 billion in deposits through the purchase from an unaffiliated thrift institution of 26 consumer bank branches in Illinois. The Company views deposits as a stable and relatively low-cost source of funding. The Company's consumer banking strategy is intended to diversify its funding base, provide a stable and relatively low-cost funding source, create a more competitively leveraged entity and market financial service products to a different customer base.

---------------

* VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated, respectively.

     During 1994, the Bank began to realign the geographic presence of its banking activities by focusing its activities in Illinois. In addition, the Bank discontinued its first mortgage origination business. In early 1995, it entered into agreements to sell its banking operations, including the related deposits, of the East Coast and West Coast regions as well as Ohio.

International Operations

     International operations in Canada and the United Kingdom accounted for approximately 18 percent of consumer owned receivables at December 31, 1994. Due to the similarities of operations and in order to provide the lowest cost services possible, the Company began to integrate certain consumer finance and private-label credit card operations previously conducted in Canada with such business operations in the United States. The Canadian consumer finance business has operated under the HFC tradename. In addition, the Canadian consumer banking business, with 3 branches, operates as Household Trust Company. At December 31, 1994, the Canadian operations had $2.0 billion of receivables. In the United Kingdom, the Company owns HFC Bank plc, a fully licensed United Kingdom bank. HFC Bank plc had 150 branches at December 31, 1994 and approximately $1.4 billion of receivables.

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

     COMMERCIAL OPERATIONS. Commercial receivables declined by $798 million in 1994. In addition, commercial assets that had previously been reported as LCL assets declined by approximately 55 percent when compared with the level of LCL assets as of December 31, 1993. The former LCL results are now reported together with other results described for the Company's Finance and Banking segment. See "1994 Developments" above. Approximately 4 percent of total managed receivables portfolio at December 31, 1994 consisted of commercial receivables.

     Since 1974, the commercial finance business of the Company has primarily been operated under Household Commercial Financial Services ("Household Commercial"). The industry in which Household Commercial operates (offering various loan and lease financing for aircraft, other transportation equipment, capital equipment and specialized secured corporate loans, as well as investing in term preferred stocks) is highly competitive and the Company's position in this market is relatively small. A description of Household's credit management policy with respect to commercial receivables is set forth on page 32 of the 1994 Annual Report.

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

     Alexander Hamilton offers universal life insurance, term life insurance and annuity products through approximately 10,600 independent agents and 1,500 licensed consumer finance and banking employees. These individual products are sold in all states, with the largest concentration in 10 states (California, Delaware, Florida, Illinois, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas) accounting for 72 percent of premium income in 1994. The Company also sells credit insurance to customers of banks and retail merchants which are not affiliated with Household International. Alexander Hamilton has been assigned a claims-paying ability rating of "AA" from three nationally recognized statistical rating organizations.

INVESTMENT SECURITIES

     Investment securities of the Company are principally held by Alexander Hamilton. At December 31, 1994, Alexander Hamilton had $6.7 billion or approximately 74 percent of the Company's $9.0 billion total investment portfolio. The composition of this portfolio is set forth on pages 47 and 48 of the 1994 Annual Report. Approximately 15 percent of the Company's investment securities are also held by the Bank, with the remaining portion of the Company's investment portfolio being held by its other subsidiaries.

FUNDING RESOURCES

     As a financial services organization, Household International must have access to funds at competitive rates, terms and conditions to be successful. Household International and its subsidiaries fund their operations in the global capital markets, primarily through the use of commercial paper, thrift notes, medium-term notes and long-term debt, and have used financial instruments to hedge their currency and interest-rate exposure. Four nationally recognized statistical rating organizations currently assign investment grade ratings to the debt and preferred stock issued by the Company and its subsidiaries. In addition, these organizations rated the commercial paper of HFC in their highest rating category. A portion of the Company's funding base also consists of deposits obtained through its consumer banking business. At December 31, 1994 deposits were $8.4 billion. Due to the previously referenced sales of operations by the Bank, the amount of deposits will decrease by approximately $3.4 billion, which source of funding will be substantially replaced by the issuance of debt instruments in the capital markets.

     The securitization and sale of consumer receivables continues to be an important source of liquidity for the Company. During 1994 the Company's subsidiaries securitized and sold approximately $4.5 billion of home equity, merchant participation, bankcard and unsecured receivables.

     In the normal course of its business, the Company enters into a variety of off-balance sheet transactions primarily to manage and reduce its exposure to certain risks, including interest rate and foreign exchange risks. Interest rate swaps are the principal arrangements used by the Company to manage interest rate risk. These swaps synthetically alter the interest rate risk inherent in the various products offered by the Company. The majority of the Company's interest rate swaps are used to synthetically convert floating rate assets to fixed rate, fixed rate debt to floating rate, or floating rate assets or debt from one floating rate index to another. Interest rate swaps are also used to synthetically alter interest rate characteristics on certain receivables that are securitized and serviced with limited recourse. Since the currency with which each of the Company's foreign operations does business is its local currency, the Company also enters into foreign exchange contracts primarily to hedge its investment in such foreign operations. A description of the Company's use of interest rate swaps and foreign exchange contracts is set forth on pages 38 and 39 and 54 through 57 of the 1994 Annual Report.

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

     The Bank is chartered by the Office of Thrift Supervision ("OTS") and is a member of the Federal Home Loan Bank System. The Bank has its customer deposit accounts insured for up to $100,000 per insured account by the Federal Deposit Insurance Corporation ("FDIC"), for which the Bank is assessed a fee. The Bank is subject to examination and supervision by the OTS and FDIC and to federal regulations governing such matters as general investment authority, acquisitions of financial institutions, transactions with affiliates, establishment of branch offices, subsidiaries' investments and activities, and restrictions on dividend payments to Household International. The Bank is also subject to regulatory requirements setting forth minimum capital and liquidity levels. Because of its ownership of the Bank, Household International is a savings and loan holding company subject to reporting and other regulations of the OTS. Household International and HFC have agreed with the OTS to maintain the regulatory capital of the Bank at certain specified levels.

     Household Bank (California), National Association; Household Bank (Illinois), National Association; Household Bank (Nevada), National Association and Household Bank (SB), National Association are chartered by the Comptroller of the Currency and are members of the Federal Reserve System. The deposit accounts of these national banks are insured by the FDIC. National banks are generally subject to the same type of regulatory supervision and restrictions as the Bank, although these national banks only engage in credit card operations.

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

     Under FDICIA, there are five tiers of capital measurement for regulatory purposes ranging from "Well-Capitalized" to "Critically Undercapitalized". FDICIA directs banking regulators to take increasingly strong corrective steps, based on the capital tier of any subject insured depository institution, to cause such bank to achieve and maintain capital adequacy. Even if an insured depository institution is adequately capitalized, the banking regulators are authorized to apply corrective measures if the insured depository institution is determined to be in an unsafe or unsound condition or engaging in an unsafe or unsound activity. FDICIA grants the banking regulators broad powers to require undercapitalized institutions to adopt and implement a capital restoration plan and to restrict or prohibit a number of activities, including the payment of cash dividends, which may impair or threaten the capital adequacy of the insured depository institution. FDICIA also expanded the grounds upon which a receiver or conservator may be appointed for an insured depository institution. Pursuant to FDICIA, federal banking regulatory agencies have adopted new safety and soundness standards governing operational and managerial activities of insured depository institutions and their holding companies regarding internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation.

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

     COMPETITION. The consumer credit industry is highly fragmented, with thousands of banks, thrifts and other financial institutions competing in the United States alone. The industry has been consolidating in recent years, and the Company expects this consolidation to continue. The Company believes it has positioned itself to compete effectively and benefit from this consolidation because of its streamlined operations, centralized distribution, processing and marketing capabilities, and advanced technology to support these activities.

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

ITEM 2. PROPERTIES.

     Household International has operations in 39 states in the United States, 10 provinces in Canada and in the United Kingdom with principal facilities located in Anaheim, California; Chesapeake, Virginia; Elmhurst, Illinois; Farmington Hills, Michigan; Hanover, Maryland; Las Vegas, Nevada; North York, Ontario, Canada; Pomona, California; Prospect Heights, Illinois; Salinas, California; Windsor, Berkshire, United Kingdom and Wood Dale, Illinois.

     Substantially all branch offices, bank branches, divisional offices, corporate offices, RPC and RSC space is operated under lease with the exception of the principal executive offices of Household International in Prospect Heights, Illinois; the headquarters building for HFC Bank plc in the United Kingdom; Alexander Hamilton's headquarters building in Farmington Hills, Michigan; administration buildings in Northbrook, Illinois and Salinas, California and an administrative facility in Las Vegas, Nevada. The Company believes that such properties are in good condition and are adequate to meet its current and reasonably anticipated needs.

     Household International has invested in property and technological improvements to achieve greater efficiencies in the marketing, servicing and production of its loan products. During 1994 the Company invested $197 million in capital expenditures, compared to $110 million in 1993 and $90 million in 1992. Automobiles, office equipment and real estate properties owned and in use by the Company are not significant in relation to the total assets of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following information on executive officers of Household International is included pursuant to Item 401(b) of Regulation S-K. Information with respect to Messrs. Aldinger and Clark is incorporated herein by reference to "Election of Household Directors--Information Regarding Nominees" in Household International's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders scheduled to be held May 10, 1995 (the "1995 Proxy Statement"). References herein to "Household" refer to Household International, Inc. for all periods after June 26, 1981 (the date of the corporate restructuring by which Household International became the holding company of Household Finance Corporation) and to Household Finance Corporation on and before such date.

     Lawrence N. Bangs, age 58, was appointed Group Executive-Alexander Hamilton, Household Bank and HFC Bank plc in 1995. Mr. Bangs joined Household in 1959 and has served in various capacities in the Company's U.S. consumer finance operations and United Kingdom operations, most recently as Managing Director and Chief Executive Officer of HFC Bank plc.

     Robert F. Elliott, age 54, was appointed Group Executive-U.S. Consumer Finance and Canada in 1994. Prior thereto, from April 1993 to September 1994, he was Group Executive-Office of the President and from 1988 to 1993 he was Group Executive-U.S. Consumer Finance and Australia. Mr. Elliott joined Household in

1964 and has served in various capacities in the Company's consumer finance business during his career with Household.

     Joseph W. Saunders, age 49, was appointed Group Executive-U.S. BankCard and Household Retail Services, Inc. in 1994, having previously served, from April 1993 to September 1994, as Group Executive-Office of the President and prior thereto as Group Executive-U.S. BankCard and Canada. Prior to joining Household in 1985, Mr. Saunders was Vice President-Credit Card Operations of Bank of America.

     Antonia Shusta, age 45, resigned on February 10, 1995, from her appointment as Group Executive-U.S. Consumer and Mortgage Banking, Alexander Hamilton and HFC Bank plc, a position she had held since September, 1994. Ms. Shusta joined Household in 1988 as Group Executive-Mortgage Banking and Acquisitions and most recently served from April 1993 to September 1994, as Group Executive-Office of the President. Prior to joining Household, she was employed with Citicorp for 16 years.

     David A. Schoenholz, age 43, was appointed Senior Vice President-Chief Financial Officer of Household in 1994, having previously served as Vice President-Chief Accounting Officer in 1993, Vice President in 1989 and Controller in 1987. He joined Household in 1985 as Director-Internal Audit. Prior to joining Household, Mr. Schoenholz was employed with The Commodore Corporation, a manufacturer of mobile homes, as Vice President/Controller from 1983 to 1985.

     Glen O. Fick, age 48, was appointed Group Executive-Commercial Finance in 1991. Mr. Fick joined Household in 1971 and has served in various capacities in the Company's treasury, corporate finance and investor relations departments, as well as the specialty commercial services division of its commercial finance business.

     Richard H. Headlee, age 64, has been Chairman of the Board of Alexander Hamilton since 1988. Mr. Headlee joined Alexander Hamilton in 1970 and served as its Chief Executive Officer from 1972 to 1993.

     Edgar D. Ancona, age 42, joined Household in 1994 as Vice
President-Treasurer. For the previous 17 years he held a variety of treasury and operational positions with Citicorp.

     David B. Barany, age 51, was appointed to his present position as Vice President-Chief Information Officer of Household in 1988. Mr. Barany joined Household in 1985 as Vice President/Controller of Household's financial services business. Prior to joining Household, he was employed by Four Phase Systems, Inc., a subsidiary of Motorola, Inc., as Vice President/Finance.

     John W. Blenke, age 39, is Assistant General Counsel and Secretary of Household. Mr. Blenke joined Household in 1989 as Corporate Finance Counsel, was promoted to Assistant General Counsel-Securities & Corporate Law and Assistant Secretary in 1991 and was appointed Secretary in 1993. Prior to joining Household, Mr. Blenke was employed with a subsidiary of Transamerica Corporation.

     Michael A. DeLuca, age 46, joined Household in 1985 as Director of Tax Planning and Tax Counsel and was appointed to his present position as Vice President-Taxes in 1988.

     Colin P. Kelly, age 52, is Vice President-Human Resources of Household. Mr. Kelly joined Household in 1965 and has served in various management positions, most recently as Senior Vice President-Human Resources of Household's financial services business. Mr. Kelly was appointed to his present position in 1988.

     Theresa F. Kendziorski, age 42, was appointed Vice President-Analysis & Projects in 1995. Since joining Household in 1987, Ms. Kendziorski has served in various capacities within the Company's internal audit department and its banking subsidiary, most recently as President-Midwest Division of Household Bank, f.s.b.

     Richard J. Kolb, age 42, joined Household in 1995 as Vice
President-Controller. Prior to joining Household, Mr. Kolb held a variety of financial positions with Wells Fargo Bank since 1982, most recently serving as Vice President and Group Finance Officer.

     Michael H. Morgan, age 40, was appointed to his present position as Vice President-Corporate Communications in 1989. Mr. Morgan joined Household in 1984, and has served in various capacities within the planning and analysis and investor relations areas. From 1978 until joining Household, Mr. Morgan was employed with Arthur Andersen LLP.

     Randall L. Raup, age 41, was appointed Vice President-Strategy and Development in 1995, having most recently served as Vice President-Planning. Since joining Household in 1984, Mr. Raup has held positions in the treasury control, corporate reporting and internal audit areas. Prior to joining Household, he served as an auditor with Esmark, Inc. and KPMG Peat Marwick LLP.

     Kenneth H. Robin, age 48, was appointed Vice President-General Counsel of Household in 1993, having previously served as Assistant General Counsel-Financial Services. Prior to joining Household in 1989, Mr. Robin was employed with Citicorp from 1977 to 1989, most recently as a vice president responsible for legal policies for its operations in 23 countries in the Caribbean, Central America and South America.

     There are no family relationships among the executive officers of the Company. The term of office of each executive officer is at the discretion of the Board of Directors.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The number of record holders of Household International's Common Stock, as of March 15, 1995, was 14,212. Household International common stock is listed on the New York and Chicago Stock Exchanges. During 1994 Household International common stock quarterly results were as follows:

                                                             MARKET PRICE
                                                     (MARKET PRICES ARE STATED IN
                                                               DOLLARS)                     DIVIDENDS
                                                    QUARTER        HIGH        LOW          DECLARED
                                                    -------        ----        ---          ---------
                                                      1st          35 5/8       29            $ .30
                                                      2nd          36 1/8      28 1/2           .30
                                                      3rd          39 3/4      32 7/8          .315
                                                      4th          39 1/8      32 3/4          .315

     Additional information required by this Item is incorporated by reference to page 12 of Household International's 1994 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

     Information required by this Item is incorporated by reference to page 22 of Household International's 1994 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information required by this Item is incorporated by reference to pages 26 through 39 of Household International's 1994 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements of Household International and subsidiaries meeting the requirements of Regulation S-X, and supplementary financial information specified by Item 302 of Regulation S-K, is incorporated by reference to pages 23 through 25 and pages 40 through 70 of Household International's 1994 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this Item is incorporated by reference to "Election of Household Directors-- Information Regarding Nominees" and "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" in Household International's 1995 Proxy Statement. Also, information on certain Executive Officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item is incorporated by reference to "Remuneration of Executive Officers", "Savings--Stock Ownership and Pension Plans", "Incentive and Stock Option Plans", and "Directors' Compensation" in Household International's 1995 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item is incorporated by reference to "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in Household International's 1995 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item is incorporated by reference to "Remuneration of Executive Officers" in Household International's 1995 Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS.

     The following financial statements, together with the opinion thereon of Arthur Andersen LLP, dated February 3, 1995, appearing on pages 23 through 25 and pages 40 through 70 of Household International's 1994 Annual Report are incorporated herein by reference. An opinion of Arthur Andersen LLP is included in this Annual Report on Form 10-K.

     Household International, Inc. and Subsidiaries:

        Statements of Income for the Three Years Ended December 31, 1994.

        Balance Sheets, December 31, 1994 and 1993.

        Statements of Cash Flows for the Three Years Ended December 31, 1994.

        Statements of Changes in Preferred Stock and Common Shareholders' Equity for the Three Years Ended December 31, 1994.

        Business Segment Data.

        Notes to Financial Statements.

        Independent Auditors' Report.

        Selected Quarterly Financial Data (Unaudited).

(B) REPORTS ON FORM 8-K.

     During the three months ended December 31, 1994, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing supplementary financial information for Household International as of and for the years ended December 31, 1993, 1992 and 1991.

(C) EXHIBITS.

    2               Reorganization and Distribution Agreement dated as of March 15, 1989 by and among Household International, Eljer Industries, Inc., Schwitzer,
                    Inc., and Scotsman Industries, Inc. (incorporated by reference to Exhibit
                    2 of the Company's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1989).
    3(i)            Restated Certificate of Incorporation of Household International, as
                    amended.
    3(ii)           Bylaws of Household International, as amended September 13, 1994
                    (incorporated by reference to Exhibit 3(ii) of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended September 30, 1994).

    4               The principal amount of debt outstanding under each instrument defining the rights of holders of long-term senior and senior subordinated debt of
                    Household International and its subsidiaries does not exceed 10 percent of the total assets of Household International and its subsidiaries on a consolidated basis. Household International agrees to furnish to the
                    Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of long-term senior and senior subordinated debt of Household International and its subsidiaries.
    10.1            Household International Key Executive Bonus Plan.
    10.2            Household International Corporate Executive Bonus Plan.
    10.3            1976 Employee Stock Option Plan, as amended (incorporated by reference to
                    Exhibit 10(b) of the Company's Annual Report on Form 10-K for the fiscal year ended on December 31, 1991).
    10.4            Household International Long-Term Executive Incentive Compensation Plan,
                    as amended (incorporated by reference to Exhibit 10(c) of the Company's
                    Annual Report on Form 10-K for the fiscal year ended on December 31,
                    1991).
    10.5            Forms of stock option, restricted stock rights and performance share award agreements under the Household International Long-Term Executive
                    Incentive Compensation Plan.
    10.6            Household International Directors' Retirement Income Plan (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K
                    for the fiscal year ended December 31, 1993).
    10.7            Form of restricted stock compensation agreement for the Company's non-management directors (incorporated by reference to Exhibit 10(f) of the Company's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1989).
    10.8            Executive Employment Agreement between the Company and W. F. Aldinger
                    (incorporated by reference to Exhibit 10.8 of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended September 30, 1994).
    10.9            Executive Employment Agreement between the Company and D. C. Clark
                    (incorporated by reference to Exhibit 10.7 of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 1994).
    10.10           Executive Employment Agreement between the Company and A. Shusta
                    (incorporated by reference to Exhibit 10.9 of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended September 30, 1994).
    10.11           Executive Employment Agreement between the Company and J. W. Saunders
                    (incorporated by reference to Exhibit 10.10 of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended September 30, 1994).
    10.12           Executive Employment Agreement between the Company and R. F. Elliott
                    (incorporated by reference to Exhibit 10.11 of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended September 30, 1994).
    12              Statement of Computation of Ratio of Earnings to Fixed Charges and to
                    Combined Fixed Charges and Preferred Stock Dividends.
    13              Material incorporated by reference to the Company's 1994 Annual Report to
                    Shareholders.
    21              List of Household International subsidiaries.
    23              Consent of Arthur Andersen LLP, Certified Public Accountants.
    27              Financial Data Schedule.
    99(a)           Annual Report on Form 11-K for the Household International Tax Reduction
                    Investment Plan (to be filed by amendment).

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

          X--Supplementary Statements of Income Information.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HOUSEHOLD INTERNATIONAL, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        HOUSEHOLD INTERNATIONAL, INC.

Dated: March 24, 1995

                                        By      /s/  W. F. ALDINGER

                                        ----------------------------------------
                                               W. F. Aldinger, President
                                              and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF HOUSEHOLD INTERNATIONAL, INC. AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------   -------------------------   --------------------


             /s/  W. F. ALDINGER                President, Chief
---------------------------------------------   Executive
              (W. F. Aldinger)                  Officer and Director

              /s/  D. C. CLARK                  Chairman of the Board
---------------------------------------------   and Director
                (D. C. Clark)

             /s/  R. J. DARNALL                 Director
---------------------------------------------
               (R. J. Darnall)

              /s/  G. G. DILLON                 Director
---------------------------------------------                               March 24, 1995
               (G. G. Dillon)

            /s/  J. A. EDWARDSON                Director
---------------------------------------------
              (J. A. Edwardson)

              /s/  M. J. EVANS                  Director
---------------------------------------------
                (M. J. Evans)

          /s/  C. F. FREIDHEIM, JR.             Director
---------------------------------------------
           (C. F. Freidheim, Jr.)

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------   -------------------------   --------------------


               /s/  L. E. LEVY                  Director
---------------------------------------------
                (L. E. Levy)

              /s/  G. A. LORCH                  Director
---------------------------------------------
                (G. A. Lorch)

             /s/  J. D. NICHOLS                 Director
---------------------------------------------
               (J. D. Nichols)

              /s/  G. P. OSLER                  Director
---------------------------------------------
                (G. P. Osler)

             /s/  J. B. PITBLADO                Director
---------------------------------------------                               March 24, 1995
              (J. B. Pitblado)

            /s/  A. E. RASMUSSEN                Director
---------------------------------------------
              (A. E. Rasmussen)

             /s/  S. J. STEWART                 Director
---------------------------------------------
               (S. J. Stewart)

          /s/  L. W. SULLIVAN, M.D.             Director
---------------------------------------------
           (L. W. Sullivan, M.D.)

              /s/  R. C. TOWER                  Director
---------------------------------------------
                (R. C. Tower)

            /s/  D. A. SCHOENHOLZ               Senior Vice President--
---------------------------------------------   Chief Financial Officer
             (D. A. Schoenholz)                 (also a principal
                                                accounting officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Household International, Inc.:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Household International, Inc.'s 1994 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(d) are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 3, 1995

                                                                    SCHEDULE III

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CONDENSED STATEMENTS OF INCOME
       (ALL DOLLAR AMOUNTS EXCEPT PER SHARE DATA ARE STATED IN MILLIONS.)

                                                                     YEAR ENDED DECEMBER 31
                                                                 ------------------------------
                                                                  1994        1993        1992
                                                                 ------      ------      ------
Equity in income of subsidiaries...............................  $382.5      $326.7      $221.2
Finance and other income.......................................    38.5        36.1        26.1
                                                                 ------      ------      ------
     Total income..............................................   421.0       362.8       247.3
                                                                 ------      ------      ------
Expenses:
     Administrative............................................    72.2        41.8        20.2
     Provision for credit losses...............................   (20.5)       19.1        26.6
     Interest..................................................    21.2        25.2        35.7
     Income tax benefits.......................................   (19.5)      (22.0)      (26.1)
                                                                 ------      ------      ------
     Total expenses............................................    53.4        64.1        56.4
                                                                 ------      ------      ------
Net income.....................................................  $367.6      $298.7      $190.9
                                                                 ======      ======      ======
Earnings per common share*:
  Fully diluted................................................  $ 3.50      $ 2.85      $ 1.93
                                                                 ======      ======      ======
  Primary......................................................    3.52        2.91        1.97
                                                                 ======      ======      ======

---------------

* 1992 amounts have been restated to reflect the two-for-one stock split in the form of a 100 percent stock dividend, effective October 15, 1993.

           See accompanying condensed notes to financial statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CONDENSED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                              DECEMBER 31
                                                                         ----------------------
                                                                           1994          1993
                                                                         --------      --------
Assets:

     Investments in and advances from subsidiaries.....................  $2,754.5      $2,534.2
     Finance receivables...............................................     160.7          98.4
     Other assets......................................................     415.0         356.2
                                                                         --------      --------
     Total assets......................................................  $3,330.2      $2,988.8
                                                                          =======       =======
Liabilities and shareholders' equity:
     Bank borrowings...................................................  $  100.0      $  153.8
     Senior debt (with original maturities over one year)..............     349.6         200.0
                                                                         --------      --------
     Total debt........................................................     449.6         353.8
     Other liabilities.................................................     357.6         217.4
     Convertible preferred stock subject to mandatory redemption.......       2.6          19.3
     Preferred stock...................................................     320.0         320.0
     Common shareholders' equity.......................................   2,200.4       2,078.3
                                                                         --------      --------
     Total liabilities and shareholders' equity........................  $3,330.2      $2,988.8
                                                                          =======       =======

           See accompanying condensed notes to financial statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                    YEAR ENDED DECEMBER 31
                                                                -------------------------------
                                                                 1994        1993        1992
                                                                -------     -------     -------
CASH PROVIDED BY (USED IN) OPERATIONS.........................  $  63.0     $(127.9)    $  28.8
                                                                -------     -------     -------
INVESTMENT IN OPERATIONS
Dividends from subsidiaries...................................    240.0       100.0       175.3
Investment in and advances to/from subsidiaries, net..........   (221.9)     (153.3)     (229.3)
Investment securities sold (purchased), net...................       --        16.0       (16.0)
Finance receivables originated, net of collections............    (41.0)      (17.2)       16.3
Purchase of property and equipment............................      (.1)        (.2)        (.6)
                                                                -------     -------     -------
Cash decrease from investment in operations...................    (23.0)      (54.7)      (54.3)
                                                                -------     -------     -------
FINANCING AND CAPITAL TRANSACTIONS
Net increase (decrease) in bank borrowings....................    (53.8)       90.7      (133.5)
Retirement of debt............................................   (100.0)     (100.0)         --
Issuance of debt..............................................    249.6          --       200.0
Dividends to shareholders.....................................   (146.5)     (141.3)     (124.6)
Common stock issued...........................................     13.6       313.3        33.0
Preferred stock issued........................................       --       100.0        50.0
Preferred stock repurchased...................................       --       (80.0)         --
                                                                -------     -------     -------
Cash increase (decrease) from financing and capital
  transactions................................................    (37.1)      182.7        24.9
                                                                -------     -------     -------
Increase (decrease) in cash...................................      2.9          .1         (.6)
Cash at January 1.............................................      1.7         1.6         2.2
                                                                -------     -------     -------
CASH AT DECEMBER 31...........................................  $   4.6     $   1.7     $   1.6
                                                                =======     =======     =======

            See accompanying condensed notes to financial statements

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
             NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

1. FINANCE RECEIVABLES

     Receivables at December 31 consisted of the following (in millions):

                                                                       1994      1993
                                                                      ------    ------
          Other unsecured..........................................   $165.8    $128.8
          Credit loss reserve......................................     (5.1)    (30.4)
                                                                      ------    ------
                    Total..........................................   $160.7    $ 98.4
                                                                      ======    ======

2. SENIOR DEBT (WITH ORIGINAL MATURITIES OVER ONE YEAR)

     Senior debt at December 31 consisted of the following (in millions):

                                                                       1994      1993
                                                                      ------    ------
          5.75% notes; due 1994....................................       --    $100.0
          7.35% notes; due 1995....................................   $100.0     100.0
          Variable interest rate debt; 5.63% to 6.13%; due 1996 and
            1997...................................................    250.0        --
          Unamortized discount.....................................      (.4)       --
                                                                      ------    ------
                    Total..........................................   $349.6    $200.0
                                                                      ======    ======

3. COMMITMENTS

     Under an agreement with the Office of Thrift Supervision, the company will maintain the net worth of Household Bank, f.s.b. at a level consistent with certain minimum net worth requirements.

     The company has guaranteed payment of all debt obligations issued subsequent to 1989 (excluding deposits) of Household Financial Corporation Limited ("HFCL"), a Canadian subsidiary. The amount of guaranteed debt outstanding at HFCL on December 31, 1994 was approximately $947 million.

     The company has also guaranteed payment of all debt obligations (excluding certain deposits) of Household International (U.K.) Limited ("HIUK"). The amount of guaranteed debt outstanding at HIUK on December 31, 1994 was approximately $1,150 million.

     The company has guaranteed payment of a $46 million deposit held by one of its operating subsidiaries on behalf of another operating subsidiary.

4. CONVERTIBLE PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

     At December 31, 1994 and 1993 the company had outstanding 52,010 and 385,439 shares, respectively, of $6.25 cumulative convertible preferred stock subject to mandatory redemption provisions (the "$6.25 stock"). Each share of $6.25 stock is convertible, at the option of its holder, into 4.654 shares of common stock; is entitled to one vote, as are common shares; and has a liquidation value of $50 per share. Holders of such stock are entitled to payment before any capital distribution is made to common shareholders. The company is required to call for redemption, on an annual basis through 2010, a minimum of 4 percent to a maximum of 8 percent of the 3.5 million originally issued shares and is required to redeem all of the remaining unconverted and unredeemed shares in 2011. The company called for redemption 8 percent of the originally issued shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT -- (CONTINUED)

in both 1994 and 1993. The company redeemed 2,312 and 2,323 shares for $50 per share in 1994 and 1993, respectively. The remaining shares called, but not redeemed for cash, were converted into common stock. If certain conditions are met, the company may redeem the entire $6.25 stock issue at $50 per share plus accrued and unpaid dividends. At December 31, 1994, 242,055 shares of common stock were reserved for conversion of $6.25 stock.

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

     Common stock at December 31 consisted of the following (millions of shares):

                                                                              1994     1993
                                                                             ------   ------
    Authorized -- $1 par value............................................    150.0    150.0
                                                                              =====    =====
    Issued................................................................    115.0    113.3
                                                                              =====    =====
    Outstanding...........................................................     96.6     94.4
                                                                              =====    =====

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT -- (CONTINUED)

6. PREFERRED STOCK

     Preferred stock at December 31 consisted of the following (all dollar amounts are stated in millions):

                                                                            1994      1993
                                                                           ------    ------
    Fixed rate preferred stock:
      9.50% Preferred Stock, Series 1989-A,
         3,000,000 depositary shares(1).................................   $ 75.0    $ 75.0
      9.50% Preferred Stock, Series 1991-A,
         5,500,000 depositary shares(2).................................     55.0      55.0
      8.25% Preferred Stock, Series 1992-A,
         2,000,000 depositary shares(3).................................     50.0      50.0
      7.35% Preferred Stock, Series 1993-A,
         4,000,000 depositary shares(3).................................    100.0     100.0
    Flexible rate auction preferred stock:
      Series B, 400,000 shares..........................................     40.0      40.0
                                                                           ------    ------
      Total preferred stock.............................................   $320.0    $320.0
                                                                           ======    ======

---------------

(1) Depositary share represents 1/4 share of preferred stock.
(2) Depositary share represents 1/10 share of preferred stock.
(3) Depositary share represents 1/40 share of preferred stock.

     Dividends on the 9.50 percent preferred stock, Series 1989-A are cumulative and payable quarterly. The company may, at its option, redeem in whole or in part, the 9.50 percent preferred stock, Series 1989-A at $26.19 per depositary share beginning on November 9, 1994 and at amounts declining to $25 per depositary share thereafter, plus accrued and unpaid dividends. No shares were redeemed in 1994.

     Dividends on the 9.50 percent preferred stock, Series 1991-A are cumulative and payable quarterly. The company may, at its option, redeem in whole or in part, the 9.50 percent preferred stock, Series 1991-A on any date after August 13, 1996 for $10 per depositary share plus accrued and unpaid dividends.

     Dividends on the 8.25 percent preferred stock, Series 1992-A are cumulative and payable quarterly. The company may, at its option, redeem in whole or in part, the 8.25 percent preferred stock, Series 1992-A on any date after October 15, 2002 for $25 per depositary share plus accrued and unpaid dividends.

     Dividends on the 7.35 percent preferred stock, Series 1993-A are cumulative and payable quarterly. The company may, at its option, redeem in whole or in part, the 7.35 percent preferred stock, Series 1993-A on any date after October 15, 1998 for $25 per depositary share plus accrued and unpaid dividends.

     Dividends on the flexible rate auction preferred stock ("Flex APS") are cumulative and payable when and as declared by the Board of Directors of the company. The initial dividend rate on the Flex APS Series B is 9.50 percent. The initial rate on the Flex APS Series B extends through July 15, 1995 with subsequent dividend rates determined in accordance with a formula based on orders placed in a dutch auction generally held every 49 days. The company may, at its option, redeem in whole or in part, the Flex APS Series B for $100 per share plus accrued and unpaid dividends beginning on July 15, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT -- (CONTINUED)

     Each preferred stock issue ranks equally with the $6.25 stock and has a liquidation value of $100 per share except for the 8.25 percent preferred stock, Series 1992-A and the 7.35 percent preferred stock, Series 1993-A which have a liquidation value of $1,000 per share. Holders of all issues of preferred stock are entitled to payment before any capital distribution is made to common shareholders. The company is authorized to issue cumulative nonconvertible preferred stock in one or more series in an amount not to exceed $500 million.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                   SCHEDULE VIII

                         HOUSEHOLD INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                   1994       1993       1992
                                                                  -------    -------    -------
                                                                          (IN MILLIONS)
Insurance reserves applicable to receivables:
  Policy:
     Balance at January 1.......................................  $  59.2    $  61.3    $  83.1
     Earned premiums............................................   (152.5)    (134.2)    (138.6)
     Net premiums written and reinsurance assumed...............    155.0      131.7      127.8
     Other items................................................      2.7         .4      (11.0)
                                                                  -------    -------    -------
     Balance at December 31.....................................     64.4       59.2       61.3
                                                                  -------    -------    -------
  Claims:
     Balance at January 1.......................................     58.3       52.4       50.6
     Provision for claims.......................................     69.2       74.1       77.3
     Benefits paid..............................................    (65.8)     (67.9)     (71.7)
     Other items................................................     (3.9)       (.3)      (3.8)
                                                                  -------    -------    -------
     Balance at December 31.....................................     57.8       58.3       52.4
                                                                  -------    -------    -------
     Total insurance reserves at December 31....................  $ 122.2    $ 117.5    $ 113.7
                                                                  =======    =======    =======

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                      SCHEDULE X

                         HOUSEHOLD INTERNATIONAL, INC.

                 SUPPLEMENTARY STATEMENTS OF INCOME INFORMATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                             COLUMN B
                                                                    ---------------------------
                                                                         CHARGED TO COSTS
                             COLUMN A                                      AND EXPENSES
------------------------------------------------------------------  ---------------------------
                               ITEM                                  1994       1993      1992
------------------------------------------------------------------  ------     ------     -----
                                                                           (IN MILLIONS)
Depreciation and amortization of intangible assets and similar deferrals:
  Amortization of insurance policy acquisition costs..............  $ 47.8     $ 67.8     $30.3
  Amortization of acquired intangibles............................    91.0       81.0      64.0
                                                                    ------     ------     -----
     Total........................................................  $138.8     $148.8     $94.3
                                                                    ======     ======     =====

Advertising costs.................................................    *          *        $13.6
                                                                    ======     ======     =====

---------------

* Represents less than 1 percent of total revenues as reported in the related statements of income.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

                                                                                        SEQUENTIALLY
                                                                                          NUMBERED
EXHIBIT NO.                                 DESCRIPTION                                    PAGES
-----------    ----------------------------------------------------------------------   ------------
2              Reorganization and Distribution Agreement dated as of March 15, 1989 by and among Household International, Eljer Industries, Inc.,
               Schwitzer, Inc., and Scotsman Industries, Inc. (incorporated by reference to Exhibit 2 of the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1989).
3(i)           Restated Certificate of Incorporation of Household International, as
               amended.
3(ii)          Bylaws of Household International, as amended September 13, 1994
               (incorporated by reference to Exhibit 3(ii) of the Company's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1994).
4              The principal amount of debt outstanding under each instrument defining the rights of holders of long-term senior and senior subordinated debt of Household International and its subsidiaries does not exceed 10 percent of the total assets of Household International and its subsidiaries on a consolidated basis. Household International agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of long-term senior and senior subordinated debt of Household
               International and its subsidiaries.
10.1           Household International Key Executive Bonus Plan.
10.2           Household International Corporate Executive Bonus Plan.
10.3           1976 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the
               fiscal year ended on December 31, 1991).
10.4           Household International Long-Term Executive Incentive Compensation
               Plan, as amended (incorporated by reference to Exhibit 10(c) of the
               Company's Annual Report on Form 10-K for the fiscal year ended on
               December 31, 1991).
10.5           Forms of stock option, restricted stock rights and performance share award agreements under the Household International Long-Term Executive
               Incentive Compensation Plan.
10.6           Household International Directors' Retirement Income Plan
               (incorporated by reference to Exhibit 10.5 of the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1993).
10.7           Form of restricted stock compensation agreement for the Company's non-
               management directors (incorporated by reference to Exhibit 10(f) of the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1989).
10.8           Executive Employment Agreement between the Company and W. F. Aldinger
               (incorporated by reference to Exhibit 10.8 of the Company's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1994).
10.9           Executive Employment Agreement between the Company and D. C. Clark
               (incorporated by reference to Exhibit 10.7 of the Company's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1994).
10.10          Executive Employment Agreement between the Company and A. Shusta
               (incorporated by reference to Exhibit 10.9 of the Company's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1994).
10.11          Executive Employment Agreement between the Company and J. W. Saunders
               (incorporated by reference to Exhibit 10.10 of the Company's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1994).

                                                                                        SEQUENTIALLY
                                                                                          NUMBERED
EXHIBIT NO.                                 DESCRIPTION                                    PAGES
-----------    ----------------------------------------------------------------------   ------------
10.12          Executive Employment Agreement between the Company and R. F. Elliott
               (incorporated by reference to Exhibit 10.11 of the Company's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1994).
12             Statement of Computation of Ratio of Earnings to Fixed Charges and to
               Combined Fixed Charges and Preferred Stock Dividends.
13             Material incorporated by reference to the Company's 1994 Annual Report to Shareholders.
21             List of Household International subsidiaries.
23             Consent of Arthur Andersen LLP, Certified Public Accountants.
27             Financial Data Schedule.
99(a)          Annual Report on Form 11-K for the Household International Tax
               Reduction Investment Plan (to be filed by amendment).