Form 10-Q
period 1995-03-31
HOUSEHOLD INTERNATIONAL INC
filed 1995-05-12
CIK 354964

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------


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
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1995, there were 97,252,723 shares of registrant's common stock outstanding.

Part 1.  FINANCIAL INFORMATION


1.  FINANCIAL STATEMENTS


Household International, Inc. and Subsidiaries

STATEMENTS OF INCOME
- --------------------

All dollar amounts except per share data are stated in millions.

- -------------------------------------------------------------------------------------------------------------
Three months ended March 31                                                    1995                      1994
- -------------------------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . . . .                  $681.7                   $616.1
Interest income from noninsurance investment securities. . .                    36.3                     31.7
Interest expense . . . . . . . . . . . . . . . . . . . . . .                   377.4                    257.4
                                                                              -------------------------------
Net interest margin. . . . . . . . . . . . . . . . . . . . .                   340.6                    390.4
Provision for credit losses on owned receivables . . . . . .                   164.3                    174.1
                                                                              -------------------------------
Net interest margin after provision for credit losses. . . .                   176.3                    216.3
                                                                              -------------------------------
Securitization and servicing fee income. . . . . . . . . . .                   228.3                    171.0
Insurance premiums and contract revenues . . . . . . . . . .                    87.7                     80.6
Investment income. . . . . . . . . . . . . . . . . . . . . .                   139.8                    138.5
Fee income . . . . . . . . . . . . . . . . . . . . . . . . .                    46.8                     62.8
Other income . . . . . . . . . . . . . . . . . . . . . . . .                    25.4                     27.9
                                                                              -------------------------------
Total other revenues . . . . . . . . . . . . . . . . . . . .                   528.0                    480.8
                                                                              -------------------------------
Salaries and fringe benefits . . . . . . . . . . . . . . . .                   145.8                    164.3
Other operating expenses . . . . . . . . . . . . . . . . . .                   274.7                    283.1
Policyholders' benefits. . . . . . . . . . . . . . . . . . .                   140.2                    130.1
                                                                              -------------------------------
Total costs and expenses . . . . . . . . . . . . . . . . . .                   560.7                    577.5
                                                                              -------------------------------
Income before income taxes . . . . . . . . . . . . . . . . .                   143.6                    119.6
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .                    47.6                     42.0
                                                                              -------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .                  $ 96.0                   $ 77.6
                                                                              ===============================

Earnings per common share:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .                  $ 96.0                   $ 77.6
  Preferred dividends. . . . . . . . . . . . . . . . . . . .                    (6.9)                    (6.9)
                                                                              -------------------------------
  Earnings available to common shareholders. . . . . . . . .                  $ 89.1                   $ 70.7
                                                                              ===============================
  Average common and common equivalent shares. . . . . . . .                    98.3                     97.0
                                                                              ===============================
  Fully diluted earnings per common share. . . . . . . . . .                  $  .91                   $  .73
                                                                              ===============================
  Primary earnings per common share. . . . . . . . . . . . .                  $  .91                   $  .74
                                                                              ===============================
Dividends declared per common share. . . . . . . . . . . . .                  $ .315                   $  .30
                                                                              ===============================

See notes to condensed financial statements.

Household International, Inc. and Subsidiaries

BALANCE SHEETS
- --------------

In millions.

- ---------------------------------------------------------------------------------------------------
                                                                         March 31,     December 31,
                                                                              1995             1994
- ---------------------------------------------------------------------------------------------------
ASSETS
- ------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   498.2        $   541.2
Investment securities (fair value of $9,729.8 and $8,961.2). . .           9,687.6          9,004.5
Receivables, net . . . . . . . . . . . . . . . . . . . . . . . .          20,933.1         20,778.3
Assets pending sale. . . . . . . . . . . . . . . . . . . . . . .                 -            398.3
Deferred insurance policy acquisition costs. . . . . . . . . . .             554.0            621.4
Acquired intangibles . . . . . . . . . . . . . . . . . . . . . .             624.3            649.9
Properties and equipment . . . . . . . . . . . . . . . . . . . .             506.7            512.0
Assets acquired through foreclosure. . . . . . . . . . . . . . .             239.7            234.5
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .           1,521.3          1,598.3
                                                                         --------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .         $34,564.9        $34,338.4
                                                                         ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Debt:
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 8,252.2        $ 8,439.0
  Commercial paper, bank and other borrowings. . . . . . . . . .           4,981.7          4,372.1
  Senior and senior subordinated debt (with original
    maturities over one year). . . . . . . . . . . . . . . . . .           9,914.5         10,274.1
                                                                         --------------------------
Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,148.4         23,085.2
Insurance policy and claim reserves. . . . . . . . . . . . . . .           6,833.4          6,715.8
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .           1,937.3          2,014.4
                                                                         --------------------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .          31,919.1         31,815.4
                                                                         --------------------------
Convertible preferred stock subject to mandatory redemption. . .               2.6              2.6
                                                                         --------------------------
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . .             320.0            320.0
                                                                         --------------------------
Common shareholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . .             115.2            115.0
  Additional paid-in capital . . . . . . . . . . . . . . . . . .             370.2            362.1
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .           2,455.9          2,397.4
  Foreign currency translation adjustments . . . . . . . . . . .            (122.3)          (123.6)
  Unrealized loss on investments, net. . . . . . . . . . . . . .             (55.5)          (103.6)
  Common stock in treasury . . . . . . . . . . . . . . . . . . .            (440.3)          (446.9)
                                                                         --------------------------
Total common shareholders' equity. . . . . . . . . . . . . . . .           2,323.2          2,200.4
                                                                         --------------------------
Total liabilities and shareholders' equity . . . . . . . . . . .         $34,564.9        $34,338.4
                                                                         ==========================

See notes to condensed financial statements.

Household International, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS
- ------------------------

In millions.

- --------------------------------------------------------------------------------------------------
Three months ended March 31                                                 1995              1994
- --------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    96.0         $    77.6
Adjustments to reconcile net income to net cash provided by operations:
  Provision for credit losses on owned receivables . . . . . . . . . .     164.3             174.1
  Insurance policy and claim reserves. . . . . . . . . . . . . . . . .     111.3              89.7
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .      70.3              66.1
  Net realized gains from sales of assets. . . . . . . . . . . . . . .      (4.1)             (8.9)
  Deferred insurance policy acquisition costs. . . . . . . . . . . . .     (20.6)            (19.8)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5.1)            150.4
                                                                      ----------------------------
Cash provided by operations. . . . . . . . . . . . . . . . . . . . . .     412.1             529.2
                                                                      ----------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (618.0)         (1,320.3)
  Matured. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     269.4             286.4
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     469.6           1,035.8
Short-term investment securities, net change . . . . . . . . . . . . .    (652.8)           (312.7)
Receivables, excluding bankcard:
  Originated or purchased. . . . . . . . . . . . . . . . . . . . . . .  (2,840.0)         (2,517.3)
  Collected. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,743.3           1,862.9
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     685.2             138.7
Bankcard receivables:
  Originated or collected, net . . . . . . . . . . . . . . . . . . . .  (4,226.8)         (2,946.6)
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,747.9           3,274.4
Disposition of banking organizations:
  Assets sold, net . . . . . . . . . . . . . . . . . . . . . . . . . .        .2                 -
  Deposits and other liabilities sold. . . . . . . . . . . . . . . . .     (13.7)                -
Properties and equipment purchased . . . . . . . . . . . . . . . . . .     (23.8)            (29.0)
Properties and equipment sold. . . . . . . . . . . . . . . . . . . . .       3.5               1.7
                                                                      ----------------------------
Cash decrease from investments in operations . . . . . . . . . . . . .    (456.0)           (526.0)
                                                                      ----------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change. . . . . . . . . . . . . . . . . . . . . .     259.7            (376.2)
Time certificates accepted . . . . . . . . . . . . . . . . . . . . . .     762.2             760.4
Time certificates paid . . . . . . . . . . . . . . . . . . . . . . . .    (631.5)           (931.9)
Senior and senior subordinated debt issued . . . . . . . . . . . . . .     731.6           1,182.7
Senior and senior subordinated debt retired. . . . . . . . . . . . . .  (1,109.7)           (723.6)
Policyholders' benefits paid . . . . . . . . . . . . . . . . . . . . .    (212.7)           (119.4)
Cash received from policyholders . . . . . . . . . . . . . . . . . . .     220.7             189.9
Shareholders' dividends. . . . . . . . . . . . . . . . . . . . . . . .     (37.5)            (35.8)
Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . .      10.9               3.7
                                                                      ----------------------------
Cash decrease from financing and capital transactions. . . . . . . . .      (6.3)            (50.2)
                                                                      ----------------------------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . .       7.2               (.6)
                                                                      ----------------------------
Decrease in cash . . . . . . . . . . . . . . . . . . . . . . . . . . .     (43.0)            (47.6)
Cash at January 1. . . . . . . . . . . . . . . . . . . . . . . . . . .     541.2             317.4
                                                                      ----------------------------
Cash at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . $   498.2         $   269.8
                                                                      ============================
Supplemental cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   304.1         $   242.3
                                                                      ============================
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . $     6.5         $    25.4
                                                                      ============================

See notes to condensed financial statements.

Household International, Inc. and Subsidiaries

BUSINESS SEGMENT DATA
- ---------------------
The company reassessed the significance of its Liquidating Commercial Lines ("LCL") and Corporate segments as of December 31, 1994. In recognition of the significant 1994 decline in the level of LCL assets, a reduced risk posture for these assets and the relative financial insignificance of the Corporate segment to the company's operations, the LCL and Corporate segments have been combined with the Finance and Banking segment. To better analyze financial condition and results of operations and related trends, prior year earnings and selected balance sheet data have been reclassified to reflect this combination.

In millions.

- -------------------------------------------------------------------------------------------------------------
Three months ended March 31                                                      1995                    1994
- -------------------------------------------------------------------------------------------------------------
REVENUES
- --------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .            $ 1,074.2               $   957.1
Individual Life Insurance. . . . . . . . . . . . . . . . . . . .                171.8                   171.5
                                                                            ---------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 1,246.0               $ 1,128.6
                                                                            =================================
NET INCOME
- ----------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .            $    84.8               $    65.9
Individual Life Insurance. . . . . . . . . . . . . . . . . . . .                 11.2                    11.7
                                                                            ---------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $    96.0               $    77.6
                                                                            =================================
Return on average owned assets (1) . . . . . . . . . . . . . . .                 1.11%                    .94%
                                                                            ---------------------------------
Return on average common shareholders' equity (1). . . . . . . .                 15.6%                   13.4%
                                                                            ---------------------------------
Efficiency ratio (2) . . . . . . . . . . . . . . . . . . . . . .                 57.7%                   60.4%
                                                                            ---------------------------------
(1) Annualized
(2) Salaries and fringe benefits and other operating expenses as a percent of net interest margin and total other revenues less policyholders' benefits.  The normalized efficiency ratio, which excludes non-
    recurring items, was 58.3 percent for the first quarter of 1995 compared to 59.6 percent for the first quarter of 1994.

- -------------------------------------------------------------------------------------------------------------
                                                                            March 31,                Dec. 31,
Assets                                                                           1995                    1994
- -------------------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .            $26,824.4               $26,897.0
Individual Life Insurance. . . . . . . . . . . . . . . . . . . .              7,740.5                 7,441.4
                                                                            ---------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $34,564.9               $34,338.4
                                                                            =================================

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------
    Accounting policies used in preparation of the quarterly condensed financial statements are consistent with accounting policies described in the notes to financial statements contained in Household International, Inc.'s (the "company") Annual Report on Form 10-K for its fiscal year ended December 31, 1994. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period's presentation.

2.  INVESTMENT SECURITIES
    ---------------------

    Investment securities consisted of the following:
    -----------------------------------------------------------------------------------------------------------
    In millions.                                                       March 31, 1995         December 31, 1994
    -----------------------------------------------------------------------------------------------------------
                                                                  Carrying       Fair       Carrying       Fair
                                                                     Value      Value          Value      Value
    -----------------------------------------------------------------------------------------------------------
    TRADING INVESTMENTS
    Government securities and other. . . . . . . . . . . . . . .  $     .3   $     .3       $   17.3   $   17.3
                                                                  ---------------------------------------------
    AVAILABLE-FOR-SALE INVESTMENTS
    Marketable equity securities . . . . . . . . . . . . . . . .      73.7       73.7           60.3       60.3
    Corporate debt securities. . . . . . . . . . . . . . . . . .   2,722.3    2,722.3        2,595.9    2,595.9
    Government and agency debt securities. . . . . . . . . . . .     992.8      992.8          479.1      479.1
    Mortgage-backed securities . . . . . . . . . . . . . . . . .   1,492.0    1,492.0        1,755.6    1,755.6
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     412.8      412.8          109.5      109.5
                                                                  ---------------------------------------------
    Subtotal . . . . . . . . . . . . . . . . . . . . . . . . . .   5,693.6    5,693.6        5,000.4    5,000.4
                                                                  ---------------------------------------------
    HELD-TO-MATURITY INVESTMENTS
    Corporate debt securities. . . . . . . . . . . . . . . . . .   1,879.5    1,922.7        1,906.1    1,897.2
    Government debt securities . . . . . . . . . . . . . . . . .      33.0       31.1           34.4       30.9
    Mortgage-backed securities . . . . . . . . . . . . . . . . .   1,144.0    1,149.4        1,136.5    1,116.8
    Mortgage loans on real estate. . . . . . . . . . . . . . . .     146.9      150.0          161.9      158.5
    Policy loans . . . . . . . . . . . . . . . . . . . . . . . .      75.2       75.2           72.7       72.7
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     592.0      584.4          549.9      542.1
                                                                  ---------------------------------------------
    Subtotal . . . . . . . . . . . . . . . . . . . . . . . . . .   3,870.6    3,912.8        3,861.5    3,818.2
                                                                  ---------------------------------------------
    Accrued investment income. . . . . . . . . . . . . . . . . .     123.1      123.1          125.3      125.3
                                                                  ---------------------------------------------
    Total investment securities. . . . . . . . . . . . . . . . .  $9,687.6   $9,729.8       $9,004.5   $8,961.2
                                                                  =============================================
    /TABLE

3.  RECEIVABLES
    -----------

    Receivables consisted of the following:
    -------------------------------------------------------------------------------------------------
                                                                     March 31,           December 31,
    In millions.                                                          1995                   1994
    -------------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . . . . . . . . . . . .     $ 3,333.1              $ 3,364.2
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .       3,429.0                2,865.6
    Other secured. . . . . . . . . . . . . . . . . . . . . . . .         604.0                  676.9
    Bankcard . . . . . . . . . . . . . . . . . . . . . . . . . .       4,235.8                4,788.9
    Merchant participation . . . . . . . . . . . . . . . . . . .       2,646.2                2,564.9
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .       5,464.9                5,137.2
    Equipment financing and other commercial . . . . . . . . . .       1,139.3                1,157.9
                                                                     --------------------------------
    Total receivables owned  . . . . . . . . . . . . . . . . . .      20,852.3               20,555.6

    Accrued finance charges. . . . . . . . . . . . . . . . . . .         330.3                  305.0
    Credit loss reserve for owned receivables. . . . . . . . . .        (580.7)                (546.0)
    Unearned credit insurance premiums and claims reserves . . .        (128.9)                (122.2)
    Amounts due and deferred from receivables sales. . . . . . .         781.2                  922.4
    Reserve for receivables serviced with limited recourse . . .        (321.1)                (336.5)
                                                                     --------------------------------
    Total receivables owned, net . . . . . . . . . . . . . . . .      20,933.1               20,778.3
    Receivables serviced with limited recourse . . . . . . . . .      12,641.3               12,495.1
    Receivables serviced with no recourse. . . . . . . . . . . .      16,059.4               17,752.2
                                                                     --------------------------------
    Total receivables owned or serviced, net . . . . . . . . . .     $49,633.8              $51,025.6
                                                                     ================================

    The outstanding balance of receivables serviced with limited recourse consisted of the following:
    -------------------------------------------------------------------------------------------------
                                                                     March 31,           December 31,
    In millions.                                                          1995                   1994
    -------------------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,867.9              $ 5,074.6
    Bankcard . . . . . . . . . . . . . . . . . . . . . . . . . .       6,705.0                6,311.3
    Merchant participation . . . . . . . . . . . . . . . . . . .         820.4                  868.2
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .         248.0                  241.0
                                                                     --------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $12,641.3              $12,495.1
                                                                     ================================

    The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:
    -------------------------------------------------------------------------------------------------
                                                                     March 31,           December 31,
    In millions.                                                          1995                   1994
    -------------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . . . . . . . . . . . .     $ 3,333.1              $ 3,364.2
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .       8,296.9                7,940.2
    Other secured. . . . . . . . . . . . . . . . . . . . . . . .         604.0                  676.9
    Bankcard . . . . . . . . . . . . . . . . . . . . . . . . . .      10,940.8               11,100.2
    Merchant participation . . . . . . . . . . . . . . . . . . .       3,466.6                3,433.1
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .       5,712.9                5,378.2
    Equipment financing and other commercial . . . . . . . . . .       1,139.3                1,157.9
                                                                     --------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $33,493.6              $33,050.7
                                                                     ================================

    The outstanding balance of receivables serviced with no recourse consisted of the following:
    -------------------------------------------------------------------------------------------------
                                                                     March 31,           December 31,
    In millions.                                                          1995                   1994
    -------------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . . . . . . . . . . . .     $15,270.3              $16,716.7
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .         228.3                  343.0
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .         560.8                  692.5
                                                                     --------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $16,059.4              $17,752.2
                                                                     ================================
    /TABLE

    The amounts due and deferred from receivables sales of $781.2 million at March 31, 1995 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $770.9 million. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $281.3 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $123.9 million at March 31, 1995. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $321.1 million at March 31, 1995 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

    See Note 4, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 17 through 19 for additional information related to the credit quality of receivables.

4.  CREDIT LOSS RESERVES
    --------------------

    An analysis of credit loss reserves for the three months ended March 31 was as follows:

    ------------------------------------------------------------------------------------------------
    In millions.                                                                1995            1994
    ------------------------------------------------------------------------------------------------
    Credit loss reserves for owned receivables at January 1. . . . . . . .   $ 546.0         $ 621.9
    Provision for credit losses - owned receivables. . . . . . . . . . . .     164.3           174.1
    Owned receivables charged off  . . . . . . . . . . . . . . . . . . . .    (173.6)         (204.3)
    Recoveries on owned receivables  . . . . . . . . . . . . . . . . . . .      33.0            27.7
    Credit loss reserves on receivables purchased, net . . . . . . . . . .       2.6              .4
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8.4             (.8)
                                                                             -----------------------
    TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT MARCH 31               580.7           619.0
                                                                             -----------------------
    Credit loss reserves for receivables serviced with
      limited recourse at January 1. . . . . . . . . . . . . . . . . . . .     336.5           222.8
    Provision for credit losses. . . . . . . . . . . . . . . . . . . . . .      62.9            61.9
    Chargeoffs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (86.1)          (57.7)
    Recoveries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3.8             1.7
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4.0             (.3)
                                                                             -----------------------
    TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
      LIMITED RECOURSE AT MARCH 31 . . . . . . . . . . . . . . . . . . . .     321.1           228.4
                                                                             -----------------------
    TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT MARCH 31 . . . .   $ 901.8         $ 847.4
                                                                             =======================
    /TABLE

5.  INCOME TAXES
    ------------
    Effective tax rates for the three months ended March 31, 1995 and 1994 of
    33.1 and 35.1 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) foreign loss carry forwards, (b) amortization of intangible assets, (c) state and local income taxes, (d) reduction of noncurrent tax requirements and (e) leveraged lease tax benefits.

6.  EARNINGS PER COMMON SHARE
    -------------------------
    Computations of earnings per common share for the three months ended March 31 were as follows:

    ----------------------------------------------------------------------------------------------------------
                                                                                 1995                     1994
                                                                   ------------------        -----------------
                                                                                Fully                    Fully
    In millions, except per share data.                            Primary    Diluted        Primary   Diluted
    ----------------------------------------------------------------------------------------------------------
    Earnings:
      Net income . . . . . . . . . . . . . . . . . . . . . . . .     $96.0      $96.0          $77.6     $77.6
      Preferred dividends. . . . . . . . . . . . . . . . . . . .      (7.0)      (6.9)          (7.5)     (6.9)
                                                                     -----------------------------------------
    Net income available to common shareholders. . . . . . . . .     $89.0      $89.1          $70.1     $70.7
                                                                     =========================================
    Average shares:
      Common . . . . . . . . . . . . . . . . . . . . . . . . . .      96.8       96.8           94.6      94.6
      Common equivalents . . . . . . . . . . . . . . . . . . . .       1.0        1.5             .6       2.4
                                                                     -----------------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .      97.8       98.3           95.2      97.0
                                                                     =========================================
    Earnings per common share. . . . . . . . . . . . . . . . . .     $ .91      $ .91          $ .74     $ .73
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

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CONSOLIDATED OVERVIEW

    Operations Summary
    ------------------

    Net income for the first quarter was $96.0 million, up 24 percent from $77.6 million in 1994. Fully diluted earnings per share were $.91 per share in the quarter, up 25 percent from $.73 per share in 1994.

    All Finance and Banking businesses achieved improved operating results in the first quarter of 1995 compared to the prior year quarter:

    - The domestic consumer finance business increased earnings primarily due to managed receivable portfolio growth, lower credit costs and improved operating efficiency.

         The credit card businesses reported higher earnings primarily due to a larger managed receivables portfolio, increased efficiency and lower credit costs. The domestic bankcard business continued to benefit from the company's association with the General Motors credit card ("GM Card") program.

         Net income increased in the United Kingdom operation due to improved efficiency, a larger managed receivable base and higher fee income generated from the GM Card from Vauxhall.

         The consumer banking business reported higher earnings primarily due to improved efficiency and lower write-downs of servicing rights. In the fourth quarter of 1994 the company exited the traditional first mortgage origination business.

         The commercial business reported breakeven operating results in the first quarter compared to a loss last year primarily due to lower credit costs.

    - The company's efficiency ratio (which is defined as the ratio of salaries and fringe benefits and other operating expenses to net interest margin and other revenues less policyholders' benefits) improved to 57.7 percent from 60.4 percent a year ago primarily as a result of initiatives begun in the fourth quarter of 1994 to improve efficiency. The normalized efficiency ratio, which excludes non-recurring items, was 58.3 percent for the first quarter of 1995 compared to 59.6 percent for the first quarter of 1994.

    Balance Sheet Review
    --------------------

    - In the fourth quarter of 1994, the company formed a joint venture and entered into an agreement to sell $398 million of performing commercial receivables to this entity, contingent upon the joint venture obtaining third-party, non-recourse financing. The joint venture received the financing in March 1995 and completed the purchase of the receivables. These receivables were classified as Assets Pending Sale on the Balance Sheet at December 31, 1994.

    - Managed consumer receivables (owned receivables plus those serviced with limited recourse) were up 15 percent over the prior year period. Excluding first mortgage and other secured receivables (which the company has de-emphasized or discontinued), the portfolio grew 18 percent. Home equity receivable volumes in the company's domestic consumer finance business were up 20 percent compared to the prior year period due to strong demand in the wholesale and retail networks. Demand for credit cards and unsecured loans also remained strong as volume on these products increased 22 percent during the first three months compared to the same year-ago period.

         Managed consumer receivables grew 6 percent on an annualized basis during the first quarter. Excluding the first mortgage and other secured product lines and seasonal run-off in the bankcard portfolio, managed consumer receivables increased 17 percent. The company's domestic consumer finance business grew its home equity portfolio 20 percent, annualized, primarily due to strong wholesale volume. Other unsecured receivables in this business were up 27 percent (annualized) in the quarter.

    - Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 3.15 percent, essentially flat with 3.11 percent at December 31, 1994 and down from 3.61 percent at March 31, 1994. Consumer credit loss reserves as a percent of managed consumer delinquency were 74.3 percent, flat compared to December 31, 1994 and up 19 percent from a year ago. The annualized total consumer managed chargeoff ratio in the first quarter of 1995 was 2.68 percent, essentially unchanged compared to 2.65 percent in the prior quarter and down from 2.96 percent in the year-ago quarter.

    - In the first quarter, the company entered into agreements to sell its banking operations, including approximately $3.8 billion of related deposits, in California, Virginia, Maryland, Ohio and Indiana. These sales are expected to close by the middle of 1995. These sales will allow the company to focus its banking activities on the metropolitan Chicago market.

         In April 1995 the company entered into an agreement to sell its remaining domestic first mortgage servicing portfolio to a third party. The sale is not expected to have a material impact on the company's operating results.

    - The ratio of common and preferred shareholders' equity (including convertible preferred stock) to total assets was 7.65 percent compared to 7.35 percent at December 31, 1994. The ratios were affected by Statement of Financial Accounting Standards No. 115 ("FAS No. 115") which requires that unrealized gains or losses in certain debt and equity securities be recorded as an adjustment to shareholders' equity. While FAS No. 115 provides for the adjustment of certain debt and equity securities to fair value, it does not allow for a corresponding adjustment for a change in related liabilities. Therefore, the unrealized loss does not reflect the change in the economic value of shareholders' equity due to higher interest rates. The company believes that the change in fair value of liabilities should offset a significant amount of the reduction in the fair value of its investment portfolio. Excluding the effect of the FAS No. 115 component of shareholders' equity, the ratio of common and preferred shareholders' equity to total assets was 7.82 percent at March 31, 1995, up from 7.65 percent at December 31, 1994.

    FINANCE AND BANKING
    -------------------
    Statements of Income

    ----------------------------------------------------------------------------------------------------------
    All dollar amounts are stated in millions.
    Three months ended March 31                                                 1995                      1994
    ----------------------------------------------------------------------------------------------------------
    Finance income . . . . . . . . . . . . . . . . . . . . .               $   681.7                 $   616.1
    Interest income from noninsurance investment securities.                    36.3                      31.7
    Interest expense . . . . . . . . . . . . . . . . . . . .                   377.4                     256.3
                                                                           -----------------------------------
    Net interest margin. . . . . . . . . . . . . . . . . . .                   340.6                     391.5
    Provision for credit losses on owned receivables . . . .                   164.3                     174.1
                                                                           -----------------------------------

    Net interest margin after provision for credit losses. .                   176.3                     217.4
                                                                           -----------------------------------
    Securitization and servicing fee income. . . . . . . . .                   228.3                     171.0
    Insurance premiums and contract revenues . . . . . . . .                    48.7                      41.8
    Investment income. . . . . . . . . . . . . . . . . . . .                     7.0                       5.8
    Fee income . . . . . . . . . . . . . . . . . . . . . . .                    46.8                      62.8
    Other income . . . . . . . . . . . . . . . . . . . . . .                    25.4                      27.9
                                                                           -----------------------------------
    Total other revenues . . . . . . . . . . . . . . . . . .                   356.2                     309.3
                                                                           -----------------------------------
    Costs and expenses:
      Salaries and fringe benefits . . . . . . . . . . . . .                   140.4                     157.6
      Other operating expenses . . . . . . . . . . . . . . .                   244.3                     247.6
      Policyholders' benefits. . . . . . . . . . . . . . . .                    21.7                      20.2
      Income taxes . . . . . . . . . . . . . . . . . . . . .                    41.3                      35.4
                                                                           -----------------------------------
    Net income . . . . . . . . . . . . . . . . . . . . . . .               $    84.8                 $    65.9
                                                                           ===================================
    Average receivables:
      Owned. . . . . . . . . . . . . . . . . . . . . . . . .               $21,188.0*                $20,115.4
      Serviced with limited recourse . . . . . . . . . . . .                12,450.1                   9,694.0
                                                                           -----------------------------------
    Average managed receivables. . . . . . . . . . . . . . .                33,638.1*                 29,809.4
    Serviced with no recourse. . . . . . . . . . . . . . . .                17,182.0                  16,130.6
                                                                           -----------------------------------
    Average receivables owned or serviced. . . . . . . . . .               $50,820.1*                $45,940.0
                                                                           ===================================
    Return on average owned assets - annualized. . . . . . .                    1.25%                     1.02%
                                                                           ===================================

    *    Includes average balance of Assets Pending Sale, which consisted of commercial receivables sold to a joint venture in March 1995.

    ----------------------------------------------------------------------------------------------------------
                                                                           March 31,              December 31,
    In millions.                                                                1995                      1994
    ----------------------------------------------------------------------------------------------------------

    End-of-period receivables:
      Owned. . . . . . . . . . . . . . . . . . . . . . . . .               $20,852.3                 $20,555.6
      Serviced with limited recourse . . . . . . . . . . . .                12,641.3                  12,495.1
                                                                           -----------------------------------
    Managed receivables. . . . . . . . . . . . . . . . . . .                33,493.6                  33,050.7
    Serviced with no recourse. . . . . . . . . . . . . . . .                16,059.4                  17,752.2
                                                                           -----------------------------------
    Receivables owned or serviced. . . . . . . . . . . . . .               $49,553.0                 $50,802.9
                                                                           ===================================

    End-of-period deposits . . . . . . . . . . . . . . . . .               $ 8,252.2                 $ 8,439.0
                                                                           ===================================
    /TABLE

    Overview
    --------
    Domestic Finance and Banking earnings for the first quarter increased to $78.1 million from $63.6 million in the year-ago period as operating results in all businesses improved. See Operations Summary on page 10 for further discussion of the operating results of the company's domestic Finance and Banking businesses.

    Operating results of both foreign businesses improved in the first quarter of 1995 compared to the prior year. As discussed on page 10, net income for the United Kingdom operation increased primarily due to portfolio growth. The Canadian operation reported slightly improved results primarily due to better efficiency.

    Receivables
    -----------
    Managed consumer receivables were flat compared to December 31, 1994 but were up 15 percent compared to the March 31, 1994 level. See Balance Sheet Review on pages 10 and 11 for further discussion.

    Receivables owned totaled $20.9 billion at March 31, 1995, up from both December 31, 1994 and March 31, 1994. The level of owned receivables may vary from quarter to quarter depending on the timing and significance of securitization transactions in a particular period.
    In the first quarter of 1995, the company completed securitizations and sales of approximately $600 million of bankcard receivables.

    Pro Forma Managed Income Data
    -----------------------------
    Since 1989 securitizations and sales of consumer receivables have been, and will continue to be, an important source of liquidity for the company. The company continues to service the securitized receivables after such receivables are sold and retains a limited recourse obligation. Securitizations impact the classification of revenues and expenses in the income statement. Amounts related to receivables serviced, including net interest margin, fee income and provision for credit losses on receivables serviced with limited recourse are reported as a net amount in securitization and servicing fee income in the company's statements of income.

    The company monitors its Finance and Banking segment on a managed basis as well as on the historical owned basis reflected in its statements of income. The managed basis assumes that the receivables securitized and sold are instead still held in the portfolio. Pro forma statements of income on a managed basis for the Finance and Banking segment for the quarter ended March 31, 1995 and 1994 are presented on the following page. For purposes of this analysis, the results do not reflect the differences between the company's accounting policies for owned receivables and receivables serviced with limited recourse. Accordingly, net income on the pro forma managed basis equals net income on a historical owned basis.

    PRO FORMA MANAGED FINANCE AND BANKING STATEMENTS OF INCOME

    ---------------------------------------------------------------------------------------------------------
    All dollar amounts are
    stated in millions.
    Three months ended March 31                               1995     *                         1994      *
    ---------------------------------------------------------------------------------------------------------
    Finance income . . . . . . . . . . . . . . . .   $ 1,117.7     12.34%              $   899.6       11.24%
    Interest income from noninsurance
      investment securities. . . . . . . . . . . .        36.3       .40                    31.7         .40
    Interest expense . . . . . . . . . . . . . . .       582.4      6.43                   361.7        4.52
                                                     --------------------------------------------------------
    Net interest margin. . . . . . . . . . . . . .       571.6      6.31                   569.6        7.12
    Provision for credit losses. . . . . . . . . .       227.2      2.51                   236.0        2.95
                                                     --------------------------------------------------------
    Net interest margin after
      provision for credit losses. . . . . . . . .       344.4      3.80                   333.6        4.17
                                                     --------------------------------------------------------
    Servicing fee income . . . . . . . . . . . . .        15.5       .17                     8.1         .10
    Insurance premiums and
      contract revenues. . . . . . . . . . . . . .        48.7       .54                    41.8         .52
    Investment income. . . . . . . . . . . . . . .         7.0       .08                     5.8         .07
    Fee income . . . . . . . . . . . . . . . . . .        91.5      1.01                   109.5        1.37
    Other income . . . . . . . . . . . . . . . . .        25.4       .28                    27.9         .35
                                                     --------------------------------------------------------
    Total other revenues . . . . . . . . . . . . .       188.1      2.08                   193.1        2.41
                                                     --------------------------------------------------------
    Costs and expenses:
      Salaries and fringe benefits . . . . . . . .       140.4      1.55                   157.6        1.97
      Other operating expenses . . . . . . . . . .       244.3      2.70                   247.6        3.10
      Policyholders' benefits. . . . . . . . . . .        21.7       .24                    20.2         .25
      Income taxes . . . . . . . . . . . . . . . .        41.3       .45                    35.4         .44
                                                     --------------------------------------------------------
    Net income . . . . . . . . . . . . . . . . . .   $    84.8       .94%              $    65.9         .82%
                                                     ========================================================
    Average managed receivables. . . . . . . . . .   $33,638.1                         $29,809.4
    Average noninsurance
     investments . . . . . . . . . . . . . . . . .     2,581.5                           2,210.2
                                                     --------------------------------------------------------
    Average managed interest-
      earning assets . . . . . . . . . . . . . . .   $36,219.6                         $32,019.6
                                                     ========================================================

    * As a percent, annualized, of average managed interest-earning assets.

    The discussion below on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on the company's historical statements of income ("Owned Basis") as well as on the above pro forma statements of income ("Managed Basis").

    Net interest margin
    -------------------
    Net interest margin on an Owned Basis was $340.6 million for the first quarter of 1995, down from $391.5 million in the first quarter of 1994. Net interest margin on a Managed Basis was $571.6 million for the first quarter of 1995, flat compared to the same year-ago period. Higher finance income generated by the higher level of interest-earning assets and the shift in product mix towards higher-yielding receivables was offset by higher funding costs. Net interest margin as a percent of average managed interest-earning assets, annualized, was 6.31 percent compared to 6.42 percent in the previous quarter and 7.12 percent in the year-ago quarter. This decline primarily was attributable to higher short-term rates and lags in repricing variable rate products, partially offset by the shift in product mix toward higher-yielding unsecured receivables.

    Other revenues
    --------------
    Securitization and servicing fee income on an Owned Basis consists of two components: income associated with the securitization and sale of receivables and servicing fee income related to the servicing of receivables with no recourse. Securitization income on an Owned Basis, which includes net interest income, fee income and provision for credit losses related to receivables serviced with limited recourse, increased compared to the same year-ago periods due to higher levels of securitized receivables outstanding and an increase in fee income from securitized credit card receivables. The components of securitization income are reclassified to the applicable lines in the statements of income on a Managed Basis.

    Servicing fee income on a Managed Basis was higher than the first quarter of 1994, which was impacted by the write-downs of servicing rights. Average receivables serviced with no recourse increased to $17.2 billion for the first quarter of 1995, compared to $16.1 billion in the same period in 1994.

    Insurance premiums and contract revenues increased from the first quarter of 1994 due to higher sales volumes of specialty and credit insurance in the domestic and United Kingdom operations related to growth in the company's receivable base.

    Fee income on an Owned Basis includes revenues from fee-based products such as bankcards, consumer banking deposits, private-label credit cards and, in 1994, commission income from the company's brokerage business. Fee income was $46.8 million in the first quarter of 1995, down from $62.8 million in the comparable period of the prior year primarily due to lower commission income as a result of the sale of the company's brokerage business in the third quarter of 1994. Fee income on a Managed Basis, which in addition to the items discussed above includes other fees related to receivables serviced with limited recourse, decreased from $109.5 million in the first quarter of 1994 to $91.5 million in the same period in 1995 primarily due to lower commission income.

    Provision for credit losses
    ---------------------------
    The provision for credit losses for receivables on an Owned Basis for the first quarter of 1995 totaled $164.3 million, down 6 percent from $174.1 million in the comparable prior year period. The level of provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations and sales of receivables in a particular period.

    The provision for credit losses for receivables on a Managed Basis totaled $227.2 million in the first quarter of 1995, down 4 percent from $236.0 million in the comparable period of 1994. As a percent of average managed interest-earning assets, annualized, the provision decreased to 2.51 percent from 2.95 percent in the first quarter of 1994, reflecting the underlying improvement in the credit quality of the managed portfolio, which experienced lower delinquency in the first quarter of 1995 than in the first quarter of 1994. See the credit quality section for further discussion of factors affecting the provision for credit losses.

    Expenses
    --------
    Salaries and fringe benefits were $140.4 million compared to $157.6 million in the first quarter of 1994. The improvement was primarily due to a reduction in the number of employees in connection with decisions made in the fourth quarter of 1994 to improve the operating efficiency of certain businesses. Other operating expenses were $244.3 million in the first quarter of 1995, flat with the same period of 1994.

    The effective tax rate for the Finance and Banking segment was 32.8 percent, compared to 34.9 percent in the first quarter of 1994.

    Credit Loss Reserves
    --------------------
    The company's credit portfolios and credit management policies have historically been divided into two distinct components - consumer and commercial. For consumer products, credit policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. The commercial credit portfolio is monitored on an individual transaction basis and is also evaluated based on overall risk factors. See Note 3, "Receivables" in the accompanying financial statements for receivables by product type.

    Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

    ----------------------------------------------------------------------------------------------
                                                March 31,          December 31,          March 31,
                                                     1995                  1994               1994
    ----------------------------------------------------------------------------------------------
    Owned* . . . . . . . . . . . . . . . . .       $580.7                $546.0             $619.0
    Serviced with limited recourse . . . . .        321.1                 336.5              228.4
                                                   -----------------------------------------------
    Total. . . . . . . . . . . . . . . . . .       $901.8                $882.5             $847.4
                                                   ===============================================

    *March 31, 1994 amount includes the unallocated corporate credit loss reserve.

    Managed credit loss reserves were up 2 percent from December 31, 1994 and up 6 percent from March 31, 1994. Managed credit loss reserves as a percent of nonperforming managed receivables were 102.2 percent, essentially unchanged compared to 103.6 percent at December 31, 1994 and up from 88.0 percent at March 31, 1994. Consumer credit loss reserves as a percent of managed consumer delinquency were 74.3 percent at March 31, 1995 compared to 74.5 percent at December 31, 1994 and
    62.7 percent at March 31, 1994. Consumer credit loss reserves as a percent of annualized consumer net chargeoffs were 88.3 percent for the first quarter, essentially unchanged compared to 88.9 percent for the fourth quarter of 1994 but up from 76.8 percent for the first quarter of 1994.

    Total owned and managed credit loss reserves as a percent of receivables were as follows:

    ---------------------------------------------------------------------------------------------
                                               March 31,          December 31,          March 31,
                                                    1995                  1994               1994
    ---------------------------------------------------------------------------------------------
    Owned* . . . . . . . . . . . . . . . . .        2.78%                 2.66%              3.07%
    Managed* . . . . . . . . . . . . . . . .        2.69                  2.67               2.83
                                                   ----------------------------------------------

    *March 31, 1994 amounts include the unallocated corporate credit loss reserve.

    The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product, and judgmental factors. The level of reserves for commercial credit losses is based on a quarterly review process for all commercial credits and management's evaluation of probable future losses in the portfolio as a whole given its geographic and industry diversification and historical loss experience. Management also evaluates the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing consumer and commercial credit loss reserves. While management allocates substantially all reserves among the company's various products, all reserves are considered to be available to cover total loan losses. See Note 4, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.

    Credit Quality
    --------------
    Delinquency and chargeoff levels in the Finance and Banking portfolio were essentially unchanged from the prior quarter and were below the year-ago quarter.

    Delinquency
    -----------
    Delinquency levels are monitored on a managed basis which includes both receivables owned and receivables serviced with limited recourse. The latter portfolio is included since it is subjected to underwriting standards comparable to the owned portfolio, is managed by operating personnel without regard to portfolio ownership and results in a similar credit loss exposure for the company.

    Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):
    -------------------------------------------------------------------------------------------------
                                              3/31/95   12/31/94      9/30/94     6/30/94     3/31/94
    -------------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . .     1.79%      1.81%        1.57%       1.52%       1.95%
    Home equity. . . . . . . . . . . . . . .     2.75       2.83         2.88        3.04        3.44
    Other secured. . . . . . . . . . . . . .     5.90       3.31         3.39        4.18        3.38
    Bankcard . . . . . . . . . . . . . . . .     2.33       2.25         2.35        2.29        2.38
    Merchant participation . . . . . . . . .     4.42       4.53         4.70        4.35        4.76
    Other unsecured. . . . . . . . . . . . .     5.07       5.19         5.75        6.39        6.86
                                                -----------------------------------------------------
    Total. . . . . . . . . . . . . . . . . .     3.15%      3.11%        3.24%       3.32%       3.61%
                                                =====================================================

    Delinquency as a percent of managed consumer receivables increased slightly from the prior quarter but declined compared to the prior year level. The bankcard delinquency ratio increased in the first quarter primarily as a result of the seasonal decline in the receivable portfolio. GM Card receivables, which included both the domestic and United Kingdom programs, experienced increased delinquencies as the portfolio continued to age, which were partially offset by continued improvement in the non-GM Card portfolio. The delinquency level for other secured receivables also increased during the quarter; however, due to the relatively small size of the portfolio, the increase had a minor impact on total delinquency. The year-over-year decline in the delinquency ratio was driven by continued improvement in the home equity and other unsecured portfolios in part resulting from a recently implemented scoring system which provides the company with additional growth opportunities while controlling the associated incremental risk.

    Future changes in delinquency will depend on economic conditions in the various countries and regional areas where the company operates, the composition of the managed receivables base, and the maturation of the GM Card portfolio.

    Net Chargeoffs of Consumer Receivables
    --------------------------------------

    Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):
    -------------------------------------------------------------------------------------------------
                                                First      Fourth      Third       Second       First
                                              Quarter     Quarter    Quarter      Quarter     Quarter
                                                 1995        1994       1994         1994        1994
    -------------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . .      .29%        .26%       .43%         .47%        .48%
    Home equity. . . . . . . . . . . . . . .      .90        1.00       1.15         1.59        1.51
    Other secured. . . . . . . . . . . . . .      .95         .95       1.33          .88         .66
    Bankcard . . . . . . . . . . . . . . . .     4.04        3.96       3.73         3.81        4.20
    Merchant participation . . . . . . . . .     4.29        3.84       3.52         3.39        3.50
    Other unsecured. . . . . . . . . . . . .     3.25        3.61       4.23         4.79        4.98
                                                -----------------------------------------------------
    Total. . . . . . . . . . . . . . . . . .     2.68%       2.65%      2.69%        2.87%       2.96%
                                                =====================================================

    Net chargeoffs as a percent of average managed consumer receivables for the first quarter of 1995 were essentially unchanged compared to the fourth quarter of 1994 and were lower than the year-ago quarter. The other unsecured and home equity portfolios continued to show improvement in the first quarter due to the favorable performance of recently underwritten receivables. Bankcard chargeoffs increased compared to the prior quarter, as an increase in the GM Card portfolio chargeoff ratio partially offset improvements in the non-GM Card portfolio. However, while GM Card chargeoffs increased compared to the prior quarter, they still had a favorable impact on the chargeoff ratio. Increased merchant participation chargeoffs in the quarter primarily related to merchant programs the company has decided to exit.

    Chargeoffs are a lagging indicator of credit quality and generally reflect prior delinquency trends. However, growth associated with credit card and other unsecured receivables has resulted in a shift in product mix toward unsecured receivables, which have higher chargeoff rates than secured receivables. The company expects that chargeoff ratios associated with the GM Card may increase further before stabilizing and anticipates further improvement in other products. However, future changes in chargeoff trends may be impacted by factors such as the continued shift in product mix toward unsecured receivables, economic conditions, and the impact of personal bankruptcies. Consequently, the extent and timing of improvements in the chargeoff trend remains uncertain.

    Nonperforming Assets
    --------------------
    Nonperforming assets consisted of the following:

    -------------------------------------------------------------------------------------------------
    In millions.                              3/31/95    12/31/94     9/30/94     6/30/94     3/31/94
    -------------------------------------------------------------------------------------------------
    Nonaccrual managed receivables . . . . . $  558.4    $  581.5    $  612.0    $  645.8    $  718.0
    Accruing managed consumer receivables
      90 or more days delinquent . . . . . .    238.5       228.2       225.3       218.5       215.6
    Renegotiated commercial loans. . . . . .     85.9        41.8        44.9        28.5        29.2
                                             --------------------------------------------------------
    Total nonperforming managed
      receivables. . . . . . . . . . . . . .    882.8       851.5       882.2       892.8       962.8
    Real estate owned. . . . . . . . . . . .    187.8       182.8       395.1       405.6       415.4
    Other assets acquired through
      foreclosure. . . . . . . . . . . . . .     51.9        51.7        58.1        79.8        81.3
                                             --------------------------------------------------------
    Total nonperforming assets . . . . . . . $1,122.5    $1,086.0    $1,335.4    $1,378.2    $1,459.5
                                             ========================================================
    Managed credit loss reserves
      as a percent of nonperforming
      managed receivables. . . . . . . . . .    102.2%      103.6%       99.2%       95.6%       88.0%
                                             --------------------------------------------------------

    Effective January 1, 1995 the company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." FAS No. 114 requires that a loan be recognized as impaired when it is probable that all contractual amounts due will not be repaid. FAS No. 114 specifically excludes groups of individually small dollar, homogenous loans where collectibility is evaluated collectively, such as the company's consumer receivable portfolio. At March 31, 1995 impaired commercial loans included in the above table were not significant and their ultimate disposition is not expected to have a material impact on the company's results of operations. The adoption of FAS No. 114 had no impact on the company's results of operations for the three months ended March 31, 1995. Credit loss reserves for impaired loans are included in reserves for managed receivables described on page 16.

    INDIVIDUAL LIFE INSURANCE
    -------------------------
    Individual Life Insurance net income was $11.2 million, compared to $11.7 million in the prior year period.

    Statements of Income
    --------------------------------------------------------------------------------------
    All dollar amounts are stated in millions.
    Three months ended March 31                              1995                     1994
    --------------------------------------------------------------------------------------
    Investment income. . . . . . . . . . . . .          $   132.8                $   132.7
    Insurance premiums and
      contract revenues. . . . . . . . . . . .               39.0                     38.8
                                                        ----------------------------------
    Total revenues . . . . . . . . . . . . . .              171.8                    171.5
    Costs and expenses:
      Policyholders' benefits. . . . . . . . .              118.5                    109.9
      Operating expenses . . . . . . . . . . .               35.8                     43.3
      Income taxes . . . . . . . . . . . . . .                6.3                      6.6
                                                        ----------------------------------
    Net income . . . . . . . . . . . . . . . .          $    11.2                $    11.7
                                                        ==================================
    Return on average assets - annualized. . .                .59%                     .68%
                                                        ==================================
    --------------------------------------------------------------------------------------
                                                         March 31,            December 31,
    In millions.                                              1995                    1994
    --------------------------------------------------------------------------------------
    Investment securities. . . . . . . . . . . . .       $ 6,790.3               $ 6,669.9
    Life insurance in-force. . . . . . . . . . . .        39,619.1                36,560.4
                                                        ==================================

    Investment securities for the Individual Life Insurance segment totaled $6.8 billion, up from the December 31, 1994 level. The Individual Life Insurance portfolio represented approximately 70 percent of the company's total investment portfolio at March 31, 1995. Higher-risk securities, which include non-investment grade bonds, common and preferred stocks, commercial mortgage loans and real estate, represented 7.2 percent of the insurance investment portfolio at March 31, 1995, compared to 6.9 percent at December 31, 1994.

    At March 31, 1995 the market value for the insurance held-to-maturity investment portfolio was 102 percent of the carrying value compared to 99 percent at December 31, 1994. The increase in market value over book value during the first three months of 1995 was mainly the result of slightly lower long-term interest rates. The company continuously monitors the fair value of its available-for-sale investment portfolio in light of market interest rate conditions and may sell securities in an attempt to maximize its capital position.

    Investment income includes both interest income on investment securities and realized gains and losses on the sale of available-for-sale investments. Investment income in the first quarter of 1995 was $132.8 million, flat compared with the year-ago period despite losses on sales of available-for-sale investments compared to gains in the first quarter of 1994, before interest rates began to rise. These losses were partially offset by higher interest income resulting from higher yields and a larger investment portfolio.

    Insurance premiums and contract revenues for the first quarter were flat with the prior year period.

    Policyholders' benefits in the first quarter of 1995 were $118.5 million, up from $109.9 million in the same period in 1994 due to higher interest credited to policyholders caused by higher interest rates and life insurance in-force.

    Operating expenses in the first quarter were down compared to the year-ago period due to lower amortization of deferred insurance policy acquisition costs ("DAC") primarily resulting from lower gains from investment sales.

    The effective tax rate was 36.0 percent for the first quarter of 1995, compared to 36.1 percent a year ago.

    Part II. OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

           3(ii)      Bylaws of Household International, as amended
                        January 10, 1995.

          10.8        Executive Employment Agreement between the
                      Company and W. F. Aldinger.

          10.9        Executive Employment Agreement between the
                        Company and D. C. Clark.

          12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

          21          List of Household International subsidiaries.

          27          Financial Data Schedule.

    (b)   Reports on Form 8-K

          During the first quarter of 1995, the Registrant filed a Current Report on Form 8-K dated February 7, 1995, reporting pursuant to
          Item 5, "Other Events" the financial results of Household International, Inc. for the quarter and year ended December 31, 1994.

                              SIGNATURE
                              ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HOUSEHOLD INTERNATIONAL, INC.
                            -----------------------------
                            (Registrant)


Date:  May 12, 1995                 By:  /s/ David A. Schoenholz
       ------------                      -----------------------
                                         David A. Schoenholz,
                                         Senior Vice President -
                                         Chief Financial Officer
                                         and on behalf of
                                         Household International, Inc.

                               Exhibit Index
                               -------------

 3(ii)    Bylaws of Household International, as amended January 10, 1995.

10.8      Executive Employment Agreement between the Company and
          W. F. Aldinger.

10.9      Executive Employment Agreement between the Company and
          D. C. Clark.

12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

21        List of Household International subsidiaries.

27        Financial Data Schedule.