Form 10-Q
period 1995-06-30
HOUSEHOLD INTERNATIONAL INC
filed 1995-08-11
CIK 354964

                                     FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------


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
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 1995, there were 97,877,093 shares of registrant's common stock outstanding.

Part 1.  FINANCIAL INFORMATION


1.  FINANCIAL STATEMENTS


Household International, Inc. and Subsidiaries

STATEMENTS OF INCOME
- --------------------

All dollar amounts except per share data are stated in millions.
- -------------------------------------------------------------------------------------------------------------
                                                                     Six Months Ended      Three Months Ended
                                                                             June 30,                June 30,
                                                                   1995          1994      1995          1994
- -------------------------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . . . .   $1,395.2      $1,268.0    $713.5        $651.9
Interest income from noninsurance investment securities. . .       85.1          60.9      48.8          29.2
Interest expense . . . . . . . . . . . . . . . . . . . . . .      777.5         551.6     400.1         294.2
                                                               ----------------------------------------------
Net interest margin. . . . . . . . . . . . . . . . . . . . .      702.8         777.3     362.2         386.9
Provision for credit losses on owned receivables . . . . . .      381.5         328.9     217.2         154.8
                                                               ----------------------------------------------
Net interest margin after provision for credit losses. . . .      321.3         448.4     145.0         232.1
                                                               ----------------------------------------------
Securitization income. . . . . . . . . . . . . . . . . . . .      432.3         302.6     219.5         139.7
Insurance premiums and contract revenues . . . . . . . . . .      174.4         160.0      86.7          79.4
Investment income. . . . . . . . . . . . . . . . . . . . . .      277.8         259.4     138.0         120.9
Fee income . . . . . . . . . . . . . . . . . . . . . . . . .       90.8         128.8      44.0          66.0
Other income . . . . . . . . . . . . . . . . . . . . . . . .      131.4          81.1      90.5          45.1
                                                               ----------------------------------------------
Total other revenues . . . . . . . . . . . . . . . . . . . .    1,106.7         931.9     578.7         451.1
                                                               ----------------------------------------------
Salaries and fringe benefits . . . . . . . . . . . . . . . .      286.8         331.7     141.0         167.4
Other operating expenses . . . . . . . . . . . . . . . . . .      538.8         545.0     264.1         261.9
Policyholders' benefits. . . . . . . . . . . . . . . . . . .      282.9         259.2     142.7         129.1
                                                               ----------------------------------------------
Total costs and expenses . . . . . . . . . . . . . . . . . .    1,108.5       1,135.9     547.8         558.4
                                                               ----------------------------------------------
Income before income taxes . . . . . . . . . . . . . . . . .      319.5         244.4     175.9         124.8
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .      117.2          82.3      69.6          40.3
                                                               ----------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .   $  202.3      $  162.1    $106.3        $ 84.5
                                                               ==============================================

Earnings per common share:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .   $  202.3      $  162.1    $106.3        $ 84.5
  Preferred dividends. . . . . . . . . . . . . . . . . . . .      (13.8)        (13.8)     (6.9)         (6.9)
                                                               ----------------------------------------------
  Earnings available to common shareholders. . . . . . . . .   $  188.5      $  148.3    $ 99.4        $ 77.6
                                                               ==============================================
  Average common and common equivalent shares. . . . . . . .       98.9          97.1      99.2          97.1
                                                               ==============================================
  Fully diluted earnings per common share. . . . . . . . . .   $   1.91      $   1.53    $ 1.00        $  .80
                                                               ==============================================
  Primary earnings per common share. . . . . . . . . . . . .   $   1.91      $   1.55    $ 1.00        $  .81
                                                               ==============================================
Dividends declared per common share. . . . . . . . . . . . .   $    .63      $    .60    $ .315        $  .30
                                                               ==============================================

See notes to condensed financial statements.

Household International, Inc. and Subsidiaries

BALANCE SHEETS
- --------------

In millions.
- -------------------------------------------------------------------------------------------------------------
                                                                          June 30,               December 31,
                                                                              1995                       1994
- -------------------------------------------------------------------------------------------------------------
ASSETS
- ------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   436.6                  $   541.2
Investment securities (fair value of $8,686.0 and $8,961.2). . .           8,561.4                    9,004.5
Receivables, net . . . . . . . . . . . . . . . . . . . . . . . .          22,505.3                   20,778.3
Assets pending sale. . . . . . . . . . . . . . . . . . . . . . .                 -                      398.3
Deferred insurance policy acquisition costs. . . . . . . . . . .             483.7                      621.4
Acquired intangibles . . . . . . . . . . . . . . . . . . . . . .             532.5                      649.9
Properties and equipment . . . . . . . . . . . . . . . . . . . .             461.1                      512.0
Real estate owned. . . . . . . . . . . . . . . . . . . . . . . .             157.1                      182.8
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .           1,431.2                    1,650.0
                                                                         ------------------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .         $34,568.9                  $34,338.4
                                                                         ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Debt:
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 5,966.0                  $ 8,439.0
  Commercial paper, bank and other borrowings. . . . . . . . . .           6,001.4                    4,372.1
  Senior and senior subordinated debt (with original
    maturities over one year). . . . . . . . . . . . . . . . . .          10,803.1                   10,274.1
                                                                         ------------------------------------
Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,770.5                   23,085.2
Insurance policy and claim reserves. . . . . . . . . . . . . . .           6,898.0                    6,715.8
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .           2,039.6                    2,014.4
                                                                         ------------------------------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .          31,708.1                   31,815.4
                                                                         ------------------------------------
Company obligated mandatorily redeemable preferred securities
  in trust . . . . . . . . . . . . . . . . . . . . . . . . . . .              75.0                          -
                                                                         ------------------------------------
Convertible preferred stock subject to mandatory redemption. . .                 -                        2.6
                                                                         ------------------------------------
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . .             320.0                      320.0
                                                                         ------------------------------------
Common shareholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . .             115.7                      115.0
  Additional paid-in capital . . . . . . . . . . . . . . . . . .             385.0                      362.1
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .           2,524.4                    2,397.4
  Foreign currency translation adjustments . . . . . . . . . . .            (122.0)                    (123.6)
  Unrealized loss on investments, net. . . . . . . . . . . . . .               (.5)                    (103.6)
  Common stock in treasury . . . . . . . . . . . . . . . . . . .            (436.8)                    (446.9)
                                                                         ------------------------------------
Total common shareholders' equity. . . . . . . . . . . . . . . .           2,465.8                    2,200.4
                                                                         ------------------------------------
Total liabilities and shareholders' equity . . . . . . . . . . .         $34,568.9                  $34,338.4
                                                                         ====================================
See notes to condensed financial statements.
/TABLE

Household International, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS
- ------------------------

In millions.
- -------------------------------------------------------------------------------------------------------------
Six months ended June 30                                                       1995                      1994
- -------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   202.3                 $   162.1
Adjustments to reconcile net income to net cash provided by operations:
  Provision for credit losses on owned receivables . . . . . . . . . .        381.5                     328.9
  Insurance policy and claim reserves. . . . . . . . . . . . . . . . .        197.4                     138.8
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .        137.9                     120.5
  Net realized gains from sales of assets/businesses . . . . . . . . .        (78.5)                     (7.8)
  Deferred insurance policy acquisition costs. . . . . . . . . . . . .        (42.9)                    (46.0)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29.9                     101.3
                                                                          -----------------------------------
Cash provided by operations. . . . . . . . . . . . . . . . . . . . . .        827.6                     797.8
                                                                          -----------------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,775.9)                 (2,388.5)
  Matured. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        957.7                     501.5
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,100.6                   1,611.4
Short-term investment securities, net change . . . . . . . . . . . . .        482.9                      79.9
Receivables, excluding bankcard:
  Originated or purchased. . . . . . . . . . . . . . . . . . . . . . .     (6,309.9)                 (5,383.3)
  Collected. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,374.0                   3,727.4
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,515.5                   1,064.1
Bankcard receivables:
  Originated or collected, net . . . . . . . . . . . . . . . . . . . .     (9,686.3)                 (6,743.4)
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,474.9                   6,496.9
Disposition of banking organizations:
  Assets sold, net . . . . . . . . . . . . . . . . . . . . . . . . . .        104.0                         -
  Deposits and other liabilities sold. . . . . . . . . . . . . . . . .     (2,670.9)                        -
(Acquisition) disposition of businesses, net . . . . . . . . . . . . .        204.9                    (138.1)
Properties and equipment purchased . . . . . . . . . . . . . . . . . .        (38.4)                    (61.1)
Properties and equipment sold. . . . . . . . . . . . . . . . . . . . .          4.7                       2.3
                                                                          -----------------------------------
Cash decrease from investments in operations . . . . . . . . . . . . .     (3,262.2)                 (1,230.9)
                                                                          -----------------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change. . . . . . . . . . . . . . . . . . . . . .      1,201.2                    (316.5)
Time certificates accepted . . . . . . . . . . . . . . . . . . . . . .      2,043.2                   1,708.4
Time certificates paid . . . . . . . . . . . . . . . . . . . . . . . .     (1,390.6)                 (1,590.0)
Senior and senior subordinated debt issued . . . . . . . . . . . . . .      1,898.5                   2,011.7
Senior and senior subordinated debt retired. . . . . . . . . . . . . .     (1,450.9)                 (1,514.7)
Policyholders' benefits paid . . . . . . . . . . . . . . . . . . . . .       (489.7)                   (249.1)
Cash received from policyholders . . . . . . . . . . . . . . . . . . .        481.6                     472.7
Shareholders' dividends. . . . . . . . . . . . . . . . . . . . . . . .        (75.3)                    (71.7)
Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . .         15.6                       3.8
Issuance of company obligated mandatorily redeemable
  preferred securities in trust. . . . . . . . . . . . . . . . . . . .         75.0                         -
                                                                          -----------------------------------
Cash increase from financing and capital transactions. . . . . . . . .      2,308.6                     454.6
                                                                          -----------------------------------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . .         21.4                      13.4
                                                                          -----------------------------------
Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . .       (104.6)                     34.9
Cash at January 1. . . . . . . . . . . . . . . . . . . . . . . . . . .        541.2                     317.4
                                                                          -----------------------------------
Cash at June 30. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   436.6                 $   352.3
                                                                          ===================================
Supplemental cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   695.8                 $   568.8
                                                                          ===================================
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . .    $   131.3                 $   120.4
                                                                          ===================================

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

In millions.
- -------------------------------------------------------------------------------------------------------------
                                                                     Six Months Ended      Three Months Ended
                                                                             June 30,                June 30,
                                                                      1995       1994          1995      1994
- -------------------------------------------------------------------------------------------------------------
REVENUES
- --------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .  $2,244.7   $1,939.1      $1,170.5  $  982.0
Individual Life Insurance. . . . . . . . . . . . . . . . . . . .     342.3      321.7         170.5     150.2
                                                                  -------------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,587.0   $2,260.8      $1,341.0  $1,132.2
                                                                  ===========================================
NET INCOME
- ----------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .  $  178.0   $  139.8      $   93.2  $   73.9
Individual Life Insurance. . . . . . . . . . . . . . . . . . . .      24.3       22.3          13.1      10.6
                                                                  -------------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  202.3   $  162.1      $  106.3  $   84.5
                                                                  ===========================================
Return on average owned assets (1) . . . . . . . . . . . . . . .      1.15%       .98%         1.20%     1.01%
                                                                  -------------------------------------------
Return on average common shareholders' equity (1). . . . . . . .      16.0%      14.2%         16.5%     15.0%
                                                                  -------------------------------------------
Efficiency ratio, normalized (2) . . . . . . . . . . . . . . . .      56.4%      60.5%         54.5%     60.6%
                                                                  -------------------------------------------
(1) Annualized
(2) The company defines efficiency ratio as salaries and fringe benefits and other operating expenses as a percent of net interest margin and total other revenues less policyholders' benefits.  The normalized efficiency ratio excludes certain non-recurring items.  Including these non-recurring items, the efficiency ratio was 50.8 and 54.1 percent for the second quarter and first six months of 1995 compared to 60.6 and 60.5 percent in the respective periods of 1994.

In millions.
- -------------------------------------------------------------------------------------------------------------
                                                                             June 30,            December 31,
Assets                                                                           1995                    1994
- -------------------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .            $26,758.5               $26,897.0
Individual Life Insurance. . . . . . . . . . . . . . . . . . . .              7,810.4                 7,441.4
                                                                            ---------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $34,568.9               $34,338.4
                                                                            =================================
See notes to condensed financial statements.
/TABLE

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

2.  INVESTMENT SECURITIES
    ---------------------

    Investment securities consisted of the following:
    ---------------------------------------------------------------------------------------------------------
    In millions.                                                        June 30, 1995       December 31, 1994
    ---------------------------------------------------------------------------------------------------------
                                                                  Carrying       Fair     Carrying       Fair
                                                                     Value      Value        Value      Value
    ---------------------------------------------------------------------------------------------------------
    TRADING INVESTMENTS
    Government securities and other. . . . . . . . . . . . . . .  $    2.3   $    2.3     $   17.3   $   17.3
                                                                  -------------------------------------------
    AVAILABLE-FOR-SALE INVESTMENTS
    Marketable equity securities . . . . . . . . . . . . . . . .      75.7       75.7         60.3       60.3
    Corporate debt securities. . . . . . . . . . . . . . . . . .   2,744.6    2,744.6      2,595.9    2,595.9
    Government and agency debt securities. . . . . . . . . . . .     308.1      308.1        479.1      479.1
    Mortgage-backed securities . . . . . . . . . . . . . . . . .   1,332.8    1,332.8      1,755.6    1,755.6
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     150.8      150.8        109.5      109.5
                                                                  -------------------------------------------
    Subtotal . . . . . . . . . . . . . . . . . . . . . . . . . .   4,612.0    4,612.0      5,000.4    5,000.4
                                                                  -------------------------------------------
    HELD-TO-MATURITY INVESTMENTS
    Corporate debt securities. . . . . . . . . . . . . . . . . .   1,797.7    1,909.8      1,906.1    1,897.2
    Government debt securities . . . . . . . . . . . . . . . . .      32.1       30.9         34.4       30.9
    Mortgage-backed securities . . . . . . . . . . . . . . . . .   1,190.3    1,203.7      1,136.5    1,116.8
    Mortgage loans on real estate. . . . . . . . . . . . . . . .     142.7      145.7        161.9      158.5
    Policy loans . . . . . . . . . . . . . . . . . . . . . . . .      79.1       79.1         72.7       72.7
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     586.1      583.4        549.9      542.1
                                                                  -------------------------------------------
    Subtotal . . . . . . . . . . . . . . . . . . . . . . . . . .   3,828.0    3,952.6      3,861.5    3,818.2
                                                                  -------------------------------------------
    Accrued investment income. . . . . . . . . . . . . . . . . .     119.1      119.1        125.3      125.3
                                                                  -------------------------------------------
    Total investment securities. . . . . . . . . . . . . . . . .  $8,561.4   $8,686.0     $9,004.5   $8,961.2
                                                                  ===========================================
    /TABLE

3.  RECEIVABLES
    -----------

    Receivables consisted of the following:
    ----------------------------------------------------------------------------------------------------------
                                                                            June 30,              December 31,
    In millions.                                                                1995                      1994
    ----------------------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . . . . . . . . . . . .           $ 3,202.5                 $ 3,364.2
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .             3,795.1                   2,865.6
    Other secured. . . . . . . . . . . . . . . . . . . . . . . .               594.2                     676.9
    Bankcard . . . . . . . . . . . . . . . . . . . . . . . . . .             4,913.9                   4,788.9
    Merchant participation . . . . . . . . . . . . . . . . . . .             3,130.8                   2,564.9
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .             5,754.7                   5,137.2
    Equipment financing and other commercial . . . . . . . . . .             1,023.8                   1,157.9
                                                                           -----------------------------------
    Total receivables owned  . . . . . . . . . . . . . . . . . .            22,415.0                  20,555.6

    Accrued finance charges. . . . . . . . . . . . . . . . . . .               337.5                     305.0
    Credit loss reserve for owned receivables. . . . . . . . . .              (661.1)                   (546.0)
    Unearned credit insurance premiums and claims reserves . . .              (132.0)                   (122.2)
    Amounts due and deferred from receivables sales. . . . . . .               842.0                     922.4
    Reserve for receivables serviced with limited recourse . . .              (296.1)                   (336.5)
                                                                           -----------------------------------
    Total receivables owned, net . . . . . . . . . . . . . . . .            22,505.3                  20,778.3
    Receivables serviced with limited recourse . . . . . . . . .            12,550.5                  12,495.1
                                                                           -----------------------------------
    Total managed receivables, net . . . . . . . . . . . . . . .           $35,055.8                 $33,273.4
                                                                           ===================================


    The outstanding balance of receivables serviced with limited recourse consisted of the following:

    ----------------------------------------------------------------------------------------------------------
                                                                            June 30,              December 31,
    In millions.                                                                1995                      1994
    ----------------------------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .           $ 4,944.5                 $ 5,074.6
    Bankcard . . . . . . . . . . . . . . . . . . . . . . . . . .             6,585.9                   6,311.3
    Merchant participation . . . . . . . . . . . . . . . . . . .               775.8                     868.2
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .               244.3                     241.0
                                                                           -----------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .           $12,550.5                 $12,495.1
                                                                           ===================================

    The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:
    ----------------------------------------------------------------------------------------------------------
                                                                            June 30,              December 31,
    In millions.                                                                1995                      1994
    ----------------------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . . . . . . . . . . . .           $ 3,202.5                 $ 3,364.2
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .             8,739.6                   7,940.2
    Other secured. . . . . . . . . . . . . . . . . . . . . . . .               594.2                     676.9
    Bankcard . . . . . . . . . . . . . . . . . . . . . . . . . .            11,499.8                  11,100.2
    Merchant participation . . . . . . . . . . . . . . . . . . .             3,906.6                   3,433.1
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .             5,999.0                   5,378.2
    Equipment financing and other commercial . . . . . . . . . .             1,023.8                   1,157.9
                                                                           -----------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .           $34,965.5                 $33,050.7
                                                                           ===================================

    The amounts due and deferred from receivables sales of $842.0 million at June 30, 1995 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $789.2 million. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $277.3 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $125.8 million at June 30, 1995. The company has an agreement with a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses relating to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $296.1 million at June 30, 1995 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

    See Note 4, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 18 and 19 for additional information related to the credit quality of receivables.

4.  CREDIT LOSS RESERVES
    --------------------

    An analysis of credit loss reserves for the six months ended June 30 was as follows:
    ------------------------------------------------------------------------------------------------
    In millions.                                                                1995            1994
    ------------------------------------------------------------------------------------------------
    Credit loss reserves for owned receivables at January 1. . . . . . . .   $ 546.0         $ 621.9
    Provision for credit losses - owned receivables. . . . . . . . . . . .     381.5           328.9
    Owned receivables charged off  . . . . . . . . . . . . . . . . . . . .    (345.2)         (391.9)
    Recoveries on owned receivables  . . . . . . . . . . . . . . . . . . .      64.0            55.7
    Credit loss reserves on receivables purchased, net . . . . . . . . . .       4.7              .4
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10.1            (1.8)
                                                                              ----------------------
    TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT JUNE 30                661.1           613.2
                                                                              ----------------------
    Credit loss reserves for receivables serviced with
      limited recourse at January 1. . . . . . . . . . . . . . . . . . . .     336.5           222.8
    Provision for credit losses. . . . . . . . . . . . . . . . . . . . . .     128.1           134.1
    Chargeoffs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (179.9)         (119.1)
    Recoveries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8.4             3.7
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3.0            (1.1)
                                                                             -----------------------
    TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
      LIMITED RECOURSE AT JUNE 30  . . . . . . . . . . . . . . . . . . . .     296.1           240.4
                                                                             -----------------------
    TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT JUNE 30  . . . .   $ 957.2         $ 853.6
                                                                             =======================

5.  INCOME TAXES
    ------------
    Effective tax rates for the six months ended June 30, 1995 and 1994 of 36.7 and 33.7 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of
    (a) foreign loss carry forwards, (b) amortization and write-offs of intangible assets, (c) state and local income taxes, (d) reduction of noncurrent tax requirements and (e) leveraged lease tax benefits.

6.  EARNINGS PER COMMON SHARE
    -------------------------

    Computations of earnings per common share for the six months ended June 30 were as follows:
    ----------------------------------------------------------------------------------------------------------
                                                                                1995                      1994
                                                                   -----------------         -----------------
                                                                               Fully                     Fully
    In millions, except per share data.                           Primary    Diluted         Primary   Diluted
    ----------------------------------------------------------------------------------------------------------
    Earnings:
      Net income . . . . . . . . . . . . . . . . . . . . . . . .   $202.3     $202.3          $162.1    $162.1
      Preferred dividends. . . . . . . . . . . . . . . . . . . .    (13.9)     (13.8)          (14.5)    (13.8)
                                                                   -------------------------------------------
    Net income available to common shareholders. . . . . . . . .   $188.4     $188.5          $147.6    $148.3
                                                                   ===========================================
    Average shares:
      Common . . . . . . . . . . . . . . . . . . . . . . . . . .     97.1       97.1            94.7      94.7
      Common equivalents . . . . . . . . . . . . . . . . . . . .      1.6        1.8              .6       2.4
                                                                   -------------------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .     98.7       98.9            95.3      97.1
                                                                   ===========================================
    Earnings per common share. . . . . . . . . . . . . . . . . .   $ 1.91     $ 1.91          $ 1.55    $ 1.53
                                                                   ===========================================

    Common share equivalents assume exercise of stock options, if dilutive. Fully diluted earnings per share computations also assume conversion of dilutive convertible preferred stock into common equivalents. Preferred stock is considered dilutive if its dividend rate per common share assuming conversion is less than primary earnings per common share.

7.  COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES IN TRUST
    ----------------------------------------------------------------------
    In June 1995 Household Capital Trust I ("the trust"), a subsidiary of the company, issued 3 million 8.25 percent Trust Originated Preferred Securities ("preferred securities") at $25 per preferred security. The sole asset of the trust is Junior Subordinated Deferrable Interest Notes ("junior subordinated notes") issued by the company. The junior subordinated notes bear interest at 8.25 percent on principal of $77.2 million, which is equivalent to the amount of the trust's common and preferred equity. The junior subordinated notes mature on June 30, 2025 and are redeemable by the company in whole or in part beginning on June 30, 2000, at which time the preferred securities are callable. On June 30, 2025 (or June 30, 2044, if the trust elects, at its option, to extend the maturity date for the preferred issuance), the trust will liquidate, at which time its preferred securities must be redeemed for $25 per preferred security plus accrued dividends. The preferred securities are classified in the company's balance sheet as company obligated mandatorily redeemable preferred securities in trust (representing the minority interest in the trust) at their face and redemption amount of $75 million. Dividends on the preferred securities are cumulative, payable quarterly in arrears, and are deferable at the company's option for up to five years. The company cannot pay dividends on its preferred and common stocks during such deferments. Net proceeds from the issuance were used for general corporate purposes, including reduction of short-term debt.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CONSOLIDATED OVERVIEW

    Operations Summary
    ------------------
    Net income for the second quarter and first six months of 1995 was $106.3 and $202.3 million, up 26 and 25 percent from the respective 1994 periods. Fully diluted earnings per share were $1.00 per share in the second quarter and $1.91 per share for the first six months of 1995, up from $.80 and $1.53 per share in the same periods in 1994.

    - The following is a summary of the operating results of the company's Finance and Banking businesses for the second quarter and first six months of 1995 compared to the corresponding prior year periods:

              The domestic consumer finance business reported higher net interest margin, resulting from managed receivable portfolio growth, and lower credit costs and operating expenses in the second quarter and first six months of 1995. These improved core operating results were offset by a write-down related to the servicing of an unsecured loan portfolio.

              The credit card business increased earnings primarily due to increased net interest margin and fee income, partially offset by higher credit costs resulting from a larger managed receivable portfolio. The domestic bankcard business continued to benefit from the company's association with the General Motors credit card ("GM Card") program.

              Net income increased in the United Kingdom operation primarily due to improved efficiency and managed receivable growth, particularly in unsecured products, including the GM Card from Vauxhall.

              The commercial business reported positive operating results in the second quarter and first six months compared to losses last year primarily due to gains on the disposition of assets as it liquidates its remaining portfolio.

    - During the second quarter, the company sold its consumer banking operations in California, Virginia and Maryland, including approximately $2.7 billion of deposits. The company recorded after-tax gains of approximately $29 million on these sales after reducing related acquired intangibles by $67 million. The sales of the company's banking operations in Ohio and Indiana were consummated in July and early August of 1995, respectively. Gains from the sales of these bank branches, which will be recorded in the third quarter, were somewhat less than those recorded in the second quarter of 1995.

    - The company's normalized efficiency ratio (which is defined as the ratio of salaries and fringe benefits and other operating expenses to net interest margin and other revenues less policyholders' benefits, excluding certain non-recurring items) improved to 54.5 percent for the quarter and 56.4 percent for the first six months of 1995. The efficiency ratio was 60.6 and 60.5 percent in the corresponding prior year periods. The improvement over the prior year was due to higher revenues as well as lower expenses resulting from initiatives begun in the fourth quarter of 1994 to improve efficiency.

    - During the second quarter the company completed its exit from the traditional first mortgage business through the sale of its remaining domestic first mortgage servicing portfolio. The company recorded a small gain from this sale.

    Balance Sheet Review
    --------------------
    - The company experienced good growth in its core products compared to the previous quarter and year-ago periods. The following table summarizes the percentage increase in managed consumer receivables from March 31, 1995 (annualized) and June 30, 1994:

         --------------------------------------------------------------------------------------------------
                                                                Quarter-Over-Quarter         Year-Over-Year
         Product                                                 Growth (Annualized)                 Growth
         --------------------------------------------------------------------------------------------------
         Home equity (1) . . . . . . . . . . . . . . . . . .                      21%                    12%
         Credit cards. . . . . . . . . . . . . . . . . . . .                      28                     21
         Other unsecured . . . . . . . . . . . . . . . . . .                      20                     32
                                                                -------------------------------------------
         Managed consumer receivables (2). . . . . . . . . .                      24%                    20%
                                                                ===========================================

         (1)  Primarily attributable to growth in the company's wholesale network.
         (2)  Excludes first mortgage and other secured receivables which the company has discontinued or de-emphasized.

    - The company continued to increase its managed credit loss reserves due to economic uncertainty and continued growth in unsecured products. Credit loss reserves as a percent of managed receivables were 2.74 percent, compared to 2.69 percent at March 31, 1995 and
         2.76 percent at June 30, 1994. Reserves as a percent of nonperforming managed receivables increased to 103.3 percent from 102.2 percent at March 31, 1995 and 95.6 percent at June 30, 1994. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 3.26 percent, up from
         3.15 percent at March 31, 1995 and down from 3.32 percent at June 30, 1994. The annualized total consumer managed chargeoff ratio in the second quarter of 1995 was 2.77 percent, compared to 2.68 percent in the prior quarter and 2.87 percent in the year-ago quarter.

    - In June 1995, a subsidiary of the company issued $75 million of company obligated mandatorily redeemable preferred securities in trust ("trust originated securities") (representing the minority interest in the subsidiary). In July 1995, the company redeemed all outstanding shares of its flexible rate auction preferred stock, Series B and its 9.5 percent cumulative preferred stock, Series 1989-A.

    - The ratio of common and preferred shareholders' equity (including trust originated securities) to total assets was 8.28 percent compared to 7.35 percent at December 31, 1994. The December 31, 1994 ratio was negatively affected by Statement of Financial Accounting Standards
         No. 115 ("FAS No. 115") which requires that unrealized gains or losses in certain debt and equity securities be recorded as an adjustment to shareholders' equity. While FAS No. 115 provides for the adjustment of certain debt and equity securities to fair value, it does not allow for a corresponding adjustment for a change in related liabilities. Therefore, unrealized gains and losses do not reflect the change in the economic value of shareholders' equity due to changes in interest rates. The company believes that the change in fair value of liabilities should offset a significant amount of the change in the fair value of its investment portfolio. Excluding the effect of the FAS No. 115 component of shareholders' equity, the ratio of common and preferred shareholders' equity to total assets was 7.65 percent at December 31, 1994. The June 30, 1995 ratio of common and preferred shareholders' equity to total assets was not impacted by FAS No. 115.

    - In July 1995 Standard & Poor's Ratings Group ("S&P") revised its outlook on the company and its subsidiary, Household Finance Corporation, from stable to positive based on strong reserve coverage and recent expense control initiatives. However, during the same month, S&P reduced the claims-paying rating of the company's wholly-owned insurance subsidiary, Alexander Hamilton Life Insurance Company of America, ("Alexander Hamilton") from "AA" (excellent) to "AA-" (excellent), citing the performance of the individual life line of business that had not met S&P's expectations.

    - In August 1995 the company signed a definitive agreement to sell the individual life and annuity product lines of Alexander Hamilton to Jefferson-Pilot Corporation. At June 30, Alexander Hamilton had assets related to its individual life and annuity businesses of approximately $6 billion. In 1994 these businesses contributed net income of $42 million. The transaction will result in no significant gain or loss. The transaction, which is subject to regulatory approvals, is expected to close by year end.

FINANCE AND BANKING
- -------------------

Statements of Income
- -------------------------------------------------------------------------------------------------------------
                                                                   Six Months Ended        Three Months Ended
                                                                           June 30,                  June 30,
All dollar amounts are stated in millions.                         1995        1994        1995          1994
- -------------------------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . . . .  $ 1,395.2   $ 1,268.0   $   713.5     $   651.9
Interest income from noninsurance investment securities. . .       85.1        60.9        48.8          29.2
Interest expense . . . . . . . . . . . . . . . . . . . . . .      777.5       549.4       400.1         293.1
                                                              -----------------------------------------------
Net interest margin. . . . . . . . . . . . . . . . . . . . .      702.8       779.5       362.2         388.0
Provision for credit losses on owned receivables . . . . . .      381.5       328.9       217.2         154.8
                                                              -----------------------------------------------
Net interest margin after provision for credit losses. . . .      321.3       450.6       145.0         233.2
                                                              -----------------------------------------------
Securitization income. . . . . . . . . . . . . . . . . . . .      432.3       302.6       219.5         139.7
Insurance premiums and contract revenues . . . . . . . . . .      100.9        85.9        52.2          44.1
Investment income. . . . . . . . . . . . . . . . . . . . . .        9.0        11.8         2.0           6.0
Fee income . . . . . . . . . . . . . . . . . . . . . . . . .       90.8       128.8        44.0          66.0
Other income . . . . . . . . . . . . . . . . . . . . . . . .      131.4        81.1        90.5          45.1
                                                              -----------------------------------------------
Total other revenues . . . . . . . . . . . . . . . . . . . .      764.4       610.2       408.2         300.9
                                                              -----------------------------------------------
Costs and expenses:
  Salaries and fringe benefits . . . . . . . . . . . . . . .      275.4       318.3       135.0         160.7
  Other operating expenses . . . . . . . . . . . . . . . . .      485.7       493.4       241.4         245.8
  Policyholders' benefits. . . . . . . . . . . . . . . . . .       42.4        39.4        20.7          19.2
  Income taxes . . . . . . . . . . . . . . . . . . . . . . .      104.2        69.9        62.9          34.5
                                                              -----------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $   178.0   $   139.8   $    93.2     $    73.9
                                                              ===============================================
Average receivables:
  Owned  . . . . . . . . . . . . . . . . . . . . . . . . . .  $21,345.0*  $20,450.7   $21,487.4     $20,786.1
  Serviced with limited recourse . . . . . . . . . . . . . .   12,450.6     9,673.2    12,451.0       9,652.4
                                                              -----------------------------------------------
Average managed receivables. . . . . . . . . . . . . . . . .  $33,795.6*  $30,123.9   $33,938.4     $30,438.5
                                                              ===============================================
Return on average owned assets - annualized. . . . . . . . .       1.30%       1.07%       1.34%         1.12%
                                                              ===============================================

*   Includes average balance of Assets Pending Sale, which consisted of commercial receivables sold to a joint venture in March 1995.

- --------------------------------------------------------------------------------------------------------------
                                                                            June 30,              December 31,
In millions.                                                                    1995                      1994
- --------------------------------------------------------------------------------------------------------------
End-of-period receivables:
  Owned  . . . . . . . . . . . . . . . . . .                               $22,415.0                 $20,555.6
  Serviced with limited recourse . . . . . . . . . . . . . .                12,550.5                  12,495.1
                                                                           -----------------------------------
Managed receivables. . . . . . . . . . . . . . . . . . . . .               $34,965.5                 $33,050.7
                                                                           ===================================

End-of-period deposits . . . . . . . . . . . . . . . . . . .               $ 5,966.0                 $ 8,439.0
                                                                           ===================================

    Overview
    --------
    Domestic Finance and Banking earnings for the second quarter and first six months of 1995 increased to $84.9 and $164.7 million from $71.0 and $134.6 million in the year-ago periods. See Operations Summary on page 10 for further discussion of the operating results of the company's domestic Finance and Banking businesses.

    Operating results of both foreign businesses improved in both the second quarter and first six months of 1995 compared to the prior year periods. As discussed on page 10, net income for the United Kingdom operation increased primarily due to portfolio growth and improved efficiency. The Canadian operation also reported improved results primarily due to lower credit costs and operating expenses.

    Receivables
    -----------
    Managed consumer receivables grew 20 percent on an annualized basis compared to March 31, 1995 and were up 16 percent compared to the June 30, 1994 level. See Balance Sheet Review on page 12 for further discussion.

    Receivables owned totaled $22.4 billion at June 30, 1995, up from both March 31, 1995 and June 30, 1994. The level of owned receivables may vary from quarter to quarter depending on the timing and significance of securitization transactions in a particular period. For the second quarter of 1995, the company completed securitizations and sales of approximately $780 million of bankcard and home equity receivables.

    Pro Forma Managed Income Data
    -----------------------------
    Securitizations and sales of consumer receivables have been, and will continue to be, an important source of liquidity for the company. The company continues to service the securitized receivables after such receivables are sold and retains a limited recourse obligation. Securitizations impact the classification of revenues and expenses in the income statement. Amounts related to receivables serviced, including net interest margin, fee income and provision for credit losses on receivables serviced with limited recourse are reported as a net amount in securitization income in the company's statements of income.

    The company monitors its Finance and Banking segment on a managed basis as well as on the historical owned basis reflected in its statements of income. The managed basis assumes that the receivables securitized and sold are instead still held in the portfolio. Pro forma statements of income on a managed basis for the Finance and Banking segment for the second quarter and six months ended June 30, 1995 and 1994 are presented on the following page. For purposes of this analysis, the results do not reflect the differences between the company's accounting policies for owned receivables and receivables serviced with limited recourse. Accordingly, net income on the pro forma managed basis equals net income on a historical owned basis.

    PRO FORMA MANAGED FINANCE AND BANKING STATEMENTS OF INCOME
                                                     Six Months Ended                      Three Months Ended
    All dollar amounts are                                   June 30,                                June 30,
    stated in millions.                      1995                1994                1995                1994
    ---------------------------------------------------------------------------------------------------------
    Finance income . . . . . . .  $ 2,257.9 12.28%*   $ 1,833.8 11.34%*   $ 1,140.2 12.22%*   $   934.2 11.44%*
    Interest income from
      noninsurance investment
      securities . . . . . . . .       85.1   .46          60.9   .37          48.8   .53          29.2   .36
    Interest expense . . . . . .    1,190.4  6.47         773.3  4.78         608.0  6.52         411.6  5.04
                                  ---------------------------------------------------------------------------
    Net interest margin. . . . .    1,152.6  6.27       1,121.4  6.93         581.0  6.23         551.8  6.76
    Provision for credit losses.      509.6  2.77         463.0  2.86         282.4  3.03         227.0  2.78
                                  ---------------------------------------------------------------------------
    Net interest margin after
      provision for credit losses     643.0  3.50         658.4  4.07         298.6  3.20         324.8  3.98

    Insurance premiums and
      contract revenues. . . . .      100.9   .55          85.9   .53          52.2   .56          44.1   .54
    Investment income. . . . . .        9.0   .05          11.8   .07           2.0   .02           6.0   .07
    Fee income . . . . . . . . .      201.4  1.10         223.6  1.38         109.9  1.18         114.1  1.40
    Other income . . . . . . . .      131.4   .71          81.1   .51          90.5   .97          45.1   .55
                                  ---------------------------------------------------------------------------
    Total other revenues . . . .      442.7  2.41         402.4  2.49         254.6  2.73         209.3  2.56
                                  ---------------------------------------------------------------------------
    Costs and expenses:
      Salaries and fringe benefits    275.4  1.50         318.3  1.97         135.0  1.45         160.7  1.97
      Other operating expenses .      485.7  2.64         493.4  3.05         241.4  2.59         245.8  3.01
      Policyholders'
        benefits . . . . . . . .       42.4   .23          39.4   .24          20.7   .22          19.2   .23
      Income taxes . . . . . . .      104.2   .57          69.9   .43          62.9   .67          34.5   .42
                                  ---------------------------------------------------------------------------
    Net income . . . . . . . . .  $   178.0   .97%    $   139.8   .87%    $    93.2  1.00%    $    73.9   .91%
                                  ===========================================================================
    Average managed
      receivables. . . . . . . .  $33,795.6           $30,123.9           $33,938.4           $30,438.5
    Average noninsurance
      investments. . . . . . . .    2,980.3             2,219.5             3,379.2             2,235.0
                                  ---------------------------------------------------------------------------
    Average managed interest-
      earning assets . . . . . .  $36,775.9           $32,343.4           $37,317.6           $32,673.5
                                  ===========================================================================

    * As a percent, annualized, of average managed interest-earning assets.

   The discussion below on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on the company's historical statements of income ("Owned Basis") as well as on the above pro forma statements of income ("Managed Basis").

   Net interest margin
   -------------------
   Net interest margin on an Owned Basis was $362.2 and $702.8 million for the second quarter and first six months of 1995, down from $388.0 and $779.5 million in the prior year periods due to a higher level of securitized receivables outstanding. Net interest margin on a Managed Basis was $581.0 and $1,152.6 million for the second quarter and first six months of 1995, up compared to the same year-ago periods. Net interest margin as a percent of average managed interest-earning assets, annualized, was 6.23 percent compared to 6.31 percent in the previous quarter and 6.76 percent in the year-ago quarter. The net interest margin percentage in the second quarter of 1995 was adversely affected by a portfolio of temporary investments that was used to build liquidity in anticipation of the sales of consumer banking operations in the second quarter of 1995. This temporary portfolio distorted the trend in the net interest margin percentage. Excluding the impact of these temporary investments, net interest margin as a percent of average managed interest-earning assets, annualized, was 6.44 percent in the second quarter of 1995. The increase over the prior quarter was due to the increasing percentage of higher-yielding receivables in the portfolio and higher basis spreads. The decrease compared to the prior year period was primarily attributable to compression of fixed rate receivable spreads.

   Other revenues
   --------------
   Securitization income on an Owned Basis consists of income associated with the securitizations and sales of receivables with limited recourse, including net interest income, fee income and provision for credit losses related to those receivables. The increase in securitization income on an Owned Basis compared to the same year-ago periods was primarily due to higher levels of securitized receivables outstanding. In addition, growth in interchange and other credit card fee income outpaced the growth in the securitized bankcard portfolio due to an increase in the number of credit cards issued and greater transaction volume. The components of securitization income are reclassified to the applicable lines in the statements of income on a Managed Basis.

   Insurance premiums and contract revenues increased from the second quarter and first six months of 1994 due to higher sales volumes of specialty and credit insurance in the domestic and United Kingdom operations related to growth in the company's receivable base.

   Fee income on an Owned Basis includes revenues from fee-based products such as bankcards, consumer banking deposits, private-label credit cards and, in 1994, commission income from the company's brokerage business.
   Fee income was $44.0 and $90.8 million in the second quarter and first six months of 1995, down from $66.0 and $128.8 million in the comparable periods of the prior year primarily due to lower commission income as a result of the sale of the company's brokerage business in the third quarter of 1994. Fee income on a Managed Basis, which in addition to the items discussed above includes fees related to receivables serviced with limited recourse, decreased from $114.1 and $223.6 million in the second quarter and first six months of 1994 to $109.9 and $201.4 million in the same periods in 1995. While interchange and other credit card fees on a Managed Basis increased over the prior year periods, commission income was down as previously discussed.

   In the second quarter of 1995, the company exited the domestic first mortgage servicing business through the sale of its entire domestic first mortgage servicing portfolio. Servicing income associated with the company's other portfolios serviced with no recourse is not expected to be significant in the future. As a result, the company has combined income related to the servicing of receivables with no recourse with other income and has reclassified prior period results to reflect this change.

   Other income increased compared to the second quarter and first six months of 1994 primarily due to the gains on the sales of three consumer banking operations discussed previously. Also benefiting other income were gains from the disposition of commercial assets and from the sale of the company's domestic first mortgage servicing portfolio. Partially offsetting this increase was lower servicing income attributable to lower balances of first mortgage loans serviced with no recourse compared to prior periods and a write-down related to the servicing of a portfolio of unsecured loans serviced with no recourse.

   Provision for credit losses
   ---------------------------
   The provision for credit losses for receivables on an Owned Basis for the second quarter and first six months of 1995 totaled $217.2 and $381.5 million, up 40 and 16 percent from $154.8 and $328.9 million in the comparable prior year periods. The level of provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations and sales of receivables in a particular period.

   The provision for credit losses for receivables on a Managed Basis totaled $282.4 and $509.6 million in the second quarter and first six months of 1995, up 24 percent from $227.0 million and 10 percent from $463.0 million in the comparable periods of 1994. As a percent of average managed interest-earning assets, annualized, the provision increased to 3.03 percent from 2.78 percent in the second quarter of 1994. The company increased credit loss reserves due to continued growth in unsecured products and economic uncertainty about the second half of 1995, as evidenced by key statistics such as unemployment and consumer spending and the Federal Reserve's recent actions regarding interest rates. See the credit quality section for further discussion of factors affecting the provision for credit losses.

   Expenses
   --------
   Salaries and fringe benefits were $135.0 and $275.4 million compared to $160.7 and $318.3 million in the second quarter and first six months of 1994. The improvement was primarily due to a reduction in the number of employees in connection with decisions made to improve the operating efficiency of certain businesses and to exit others. These initiatives began in the fourth quarter of 1994 and continued into 1995. Other operating expenses were $241.4 and $485.7 million in the second quarter and first six months of 1995, essentially flat compared to the same periods of 1994.

   The effective tax rate for the Finance and Banking segment was 40.3 and 36.9 percent, compared to 31.8 and 33.3 percent in the second quarter and first six months of 1994. The second quarter 1995 effective tax rate reflected the disposition of a portion of the consumer banking operations along with related intangible assets.

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

   Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

   -------------------------------------------------------------------------------------------------
                                               June 30,      March 31,   December 31,       June 30,
                                                   1995           1995           1994           1994
   -------------------------------------------------------------------------------------------------
   Owned . . . . . . . . . . . . . . . . . .     $661.1         $580.7         $546.0         $613.2
   Serviced with limited recourse. . . . . .      296.1          321.1          336.5          240.4
                                               -----------------------------------------------------
   Total . . . . . . . . . . . . . . . . . .     $957.2         $901.8         $882.5         $853.6
                                               =====================================================

   Managed credit loss reserves were up 6 percent from March 31, 1995 and up 12 percent from June 30, 1994. Managed credit loss reserves as a percent of nonperforming managed receivables were 103.3 percent, essentially unchanged compared to 102.2 percent at March 31, 1995 and up from 95.6 percent at June 30, 1994.

   Total owned and managed credit loss reserves as a percent of receivables were as follows:
   ------------------------------------------------------------------------------------------------
                                              June 30,      March 31,   December 31,       June 30,
                                                  1995           1995           1994           1994
   ------------------------------------------------------------------------------------------------
   Owned . . . . . . . . . . . . . . . . .        2.95%          2.78%          2.66%          2.97%
   Managed . . . . . . . . . . . . . . . .        2.74           2.69           2.67           2.76
                                              -----------------------------------------------------

   The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. The level of reserves for commercial credit losses is based on a quarterly review process for all commercial credits and management's evaluation of probable future losses in the portfolio as a whole given its geographic and industry diversification and historical loss experience. Management also evaluates the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing consumer and commercial credit loss reserves. While management allocates all reserves among the company's various products, all reserves are considered to be available to cover total loan losses. See Note 4, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.

   Credit Quality
   --------------
   Delinquency and chargeoff levels in the Finance and Banking portfolio were up compared to the prior quarter but were below the year-ago quarter.

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

    Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):
    -------------------------------------------------------------------------------------------------
                                              6/30/95    3/31/95     12/31/94     9/30/94     6/30/94
    -------------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . .     1.74%      1.79%        1.81%       1.57%       1.52%
    Home equity. . . . . . . . . . . . . . .     2.78       2.75         2.83        2.88        3.04
    Other secured. . . . . . . . . . . . . .    10.30       5.90         3.31        3.39        4.18
    Bankcard . . . . . . . . . . . . . . . .     2.31       2.33         2.25        2.35        2.29
    Merchant participation . . . . . . . . .     4.00       4.42         4.53        4.70        4.35
    Other unsecured. . . . . . . . . . . . .     5.41       5.07         5.19        5.75        6.39
                                              -------------------------------------------------------
    Total. . . . . . . . . . . . . . . . . .     3.26%      3.15%        3.11%       3.24%       3.32%
                                              =======================================================

    Delinquency as a percent of managed consumer receivables increased from the prior quarter but declined compared to the prior year level. The delinquency level for other secured receivables increased during the quarter primarily due to one borrower with several loans who declared bankruptcy in the second quarter. Delinquency in other unsecured receivables increased as expected during the second quarter primarily due to the maturation of the portfolio, which experienced significant growth over the past eighteen months. The merchant participation delinquency ratio benefited from significant portfolio growth in the second quarter.

    Net Chargeoffs of Consumer Receivables
    --------------------------------------

    Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):
    -------------------------------------------------------------------------------------------------
                                               Second       First     Fourth        Third      Second
                                              Quarter     Quarter    Quarter      Quarter     Quarter
                                                 1995        1995       1994         1994        1994
    -------------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . .      .36%        .29%       .26%         .43%        .47%
    Home equity. . . . . . . . . . . . . . .     1.04         .90       1.00         1.15        1.59
    Other secured. . . . . . . . . . . . . .      .32         .95        .95         1.33         .88
    Bankcard . . . . . . . . . . . . . . . .     4.05        4.04       3.96         3.73        3.81
    Merchant participation . . . . . . . . .     4.71        4.29       3.84         3.52        3.39
    Other unsecured. . . . . . . . . . . . .     3.21        3.25       3.61         4.23        4.79
                                                -----------------------------------------------------
    Total. . . . . . . . . . . . . . . . . .     2.77%       2.68%      2.65%        2.69%       2.87%
                                                =====================================================

    Net chargeoffs as a percent of average managed consumer receivables for the second quarter of 1995 increased compared to the first quarter of 1995 and were lower than the year-ago quarter. Increased merchant participation chargeoffs primarily related to merchant programs the company has decided to exit. Home equity receivable chargeoffs increased as expected but were below the prior year. Bankcard chargeoffs were essentially unchanged compared to the prior quarter and were higher than the year-ago quarter. The increase in the GM Card portfolio chargeoff ratio compared to the prior year offset improvements in the non-GM Card portfolio. The chargeoff ratio for the other unsecured portfolio was essentially unchanged compared to the prior quarter and was below the year-ago quarter, consistent with the trend in delinquency over the past year.

    Chargeoffs are a lagging indicator of credit quality and generally reflect prior delinquency trends. However, growth associated with credit card and other unsecured receivables has resulted in a shift in product mix toward unsecured receivables, which have higher chargeoff rates than secured receivables. Future changes in the overall chargeoff trend may result from the shift in product mix to unsecured receivables, changes in economic conditions and other factors.

    Nonperforming Assets
    --------------------

    Nonperforming assets consisted of the following:
    -------------------------------------------------------------------------------------------------
    In millions.                              6/30/95     3/31/95    12/31/94     9/30/94     6/30/94
    -------------------------------------------------------------------------------------------------
    Nonaccrual managed receivables . . . . . $  629.3    $  558.4    $  581.5    $  612.0    $  645.8
    Accruing managed consumer receivables
      90 or more days delinquent . . . . . .    255.9       238.5       228.2       225.3       218.5
    Renegotiated commercial loans. . . . . .     41.8        85.9        41.8        44.9        28.5
                                             --------------------------------------------------------
    Total nonperforming managed
      receivables. . . . . . . . . . . . . .    927.0       882.8       851.5       882.2       892.8
    Real estate owned. . . . . . . . . . . .    157.1       187.8       182.8       395.1       405.6
                                             --------------------------------------------------------
    Total nonperforming assets . . . . . . . $1,084.1    $1,070.6    $1,034.3    $1,277.3    $1,298.4
                                             ========================================================
    Managed credit loss reserves
      as a percent of nonperforming
      managed receivables. . . . . . . . . .    103.3%      102.2%      103.6%       99.2%       95.6%
                                             --------------------------------------------------------

    Effective January 1, 1995 the company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." FAS No. 114 requires that a loan be recognized as impaired when it is probable that all contractual amounts due will not be repaid. FAS No. 114 specifically excludes groups of individually small dollar, homogenous loans where collectibility is evaluated collectively, such as the company's consumer receivable portfolio. At June 30, 1995 impaired commercial loans included in the above table were not significant and their ultimate disposition is not expected to have a material impact on the company's results of operations. The adoption of FAS No. 114 had no impact on the company's results of operations for the six months ended June 30, 1995. Credit loss reserves for impaired loans are included in reserves for managed receivables described on page 17.

INDIVIDUAL LIFE INSURANCE
- -------------------------
Individual Life Insurance net income was $13.1 and $24.3 million, compared to $10.6 and $22.3 million in the prior year periods.

Statements of Income
- -------------------------------------------------------------------------------------------------------------
                                                                     Six Months Ended      Three Months Ended
                                                                             June 30,                June 30,
All dollar amounts are stated in millions.                            1995       1994         1995       1994
- -------------------------------------------------------------------------------------------------------------
Investment income. . . . . . . . . . . . . . . . . . . . . . . .    $268.8     $247.6       $136.0     $114.9
Insurance premiums and contract revenues . . . . . . . . . . . .      73.5       74.1         34.5       35.3
                                                                  -------------------------------------------
Total revenues . . . . . . . . . . . . . . . . . . . . . . . . .     342.3      321.7        170.5      150.2

Costs and expenses
  Policyholders' benefits. . . . . . . . . . . . . . . . . . . .     240.5      219.8        122.0      109.9
  Operating expenses . . . . . . . . . . . . . . . . . . . . . .      64.5       67.2         28.7       23.9
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .      13.0       12.4          6.7        5.8
                                                                  -------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 24.3     $ 22.3       $ 13.1     $ 10.6
                                                                  ===========================================
Return on average assets - annualized. . . . . . . . . . . . . .       .64%       .65%         .68%       .60%
                                                                  ===========================================

- -------------------------------------------------------------------------------------------------------------
                                                                             June 30,            December 31,
In millions.                                                                     1995                    1994
- -------------------------------------------------------------------------------------------------------------
Investment securities. . . . . . . . . . . . . . . . . . . . . .            $ 7,016.0               $ 6,669.9
Life insurance in-force. . . . . . . . . . . . . . . . . . . . .             37,963.1                36,560.4
                                                                  ===========================================

Investment securities for the Individual Life Insurance segment totaled $7.0 billion, up from $6.8 billion at March 31, 1995 and $6.7 billion at December 31, 1994. The Individual Life Insurance portfolio represented approximately 82 percent of the company's total investment portfolio at June 30, 1995. Higher-risk securities, which include non-investment grade bonds, common and preferred stocks, commercial mortgage loans and real estate, represented 6.9 percent of the insurance investment portfolio at June 30, 1995, compared to 7.2 percent at March 31, 1995 and 6.9 percent at December 31, 1994.

At June 30, 1995 the market value for the insurance held-to-maturity investment portfolio was 104 percent of the carrying value compared to 102 percent at March 31, 1995 and 99 percent at December 31, 1994. The increase in market value over book value during the first six months of 1995 was mainly the result of lower long-term interest rates. The company continuously monitors the fair value of its available-for-sale investment portfolio in light of market interest rate conditions and may sell securities in an attempt to maximize its capital position.

Investment income includes both interest income on investment securities and realized gains and losses on the sale of available-for-sale investments. Investment income in the second quarter and first six months of 1995 was $136.0 and $268.8 million, up compared with the year-ago periods due to higher interest income resulting from higher yields and a larger investment portfolio. Higher interest income was partially offset by losses on sales of available-for-sale investments compared to gains in the second quarter and first six months of 1994.

Policyholders' benefits in the second quarter and first six months of 1995 were $122.0 and $240.5 million, up from $109.9 and $219.8 million in the same periods in 1994 primarily due to higher interest credited to policyholders caused by higher interest rates and life insurance in-force.

Operating expenses in the second quarter were up compared to the prior year primarily due to higher levels of deferred insurance policy acquisition cost ("DAC") amortization associated with higher investment income. Operating expenses in the first six months of 1995 were down compared to the year-ago period primarily due to lower salaries and fringe benefits and commission expense.

The effective tax rate was 33.8 and 34.9 percent for the second quarter and first six months of 1995, compared to 35.4 and 35.7 percent in the respective periods of 1994.

    Part II. OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security-Holders

            The Annual Meeting of Stockholders of Household International was held on Wednesday, May 10, 1995, for the purpose of
            (1) electing directors; (2) approving the Household International Employee Stock Purchase Plan; and (3) ratifying the appointment of Arthur Andersen LLP as the independent auditors for Household. The voting results were as follows:

            Each of the following persons received the number of votes set out after his or her name and were elected directors to hold office for the ensuing year and until their successors shall be elected and shall qualify:

                                                  FOR             WITHHELD
                                               ----------         --------
            W.F. Aldinger                      87,318,530         395,353
            D.C. Clark                         87,358,140         355,743
            R.J. Darnall                       87,374,140         339,743
            G.G. Dillon                        87,362,658         351,225
            J.A. Edwardson                     87,369,916         343,967
            M.J. Evans                         87,363,936         349,947
            C.F. Freidheim, Jr.                87,372,810         341,073
            L.E. Levy                          87,374,396         339,487
            G.A. Lorch                         87,367,302         346,581
            J.D. Nichols                       87,375,547         338,336
            J.B. Pitblado                      87,375,758         338,124
            S.J. Stewart                       87,373,107         340,776
            L.W. Sullivan, M.D.                87,368,084         345,799
            R.C. Tower                         87,359,058         354,825

            Proposal to approve the Household International Employee Stock Purchase Plan:

               FOR          AGAINST      ABSTAIN      BROKER NON-VOTE
            ----------     ---------     -------      ---------------
            80,289,838     7,011,283     412,761             0

            Ratification of the appointment of Arthur Andersen LLP as the Corporation's auditors for the year 1995:

               FOR          AGAINST      ABSTAIN      BROKER NON-VOTE
            ----------     ---------     -------      ---------------
            87,248,589       227,618     237,676             0


    Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

         21  List of Household International subsidiaries.

         27  Financial Data Schedule.

    (b)  Reports on Form 8-K

         During the second quarter of 1995, the Registrant did not file any
         Current Reports on Form 8-K.

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


Date:  August 11, 1995                    By:  /s/ David A. Schoenholz
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