Form 10-Q
period 1995-09-30
HOUSEHOLD INTERNATIONAL INC
filed 1995-11-13
CIK 354964

                                                  FORM 10-Q

                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------


                                                     OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------



Commission file number 1-8198
                       ------


                                HOUSEHOLD INTERNATIONAL, INC.
                 ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)



        Delaware                                 36-3121988
------------------------           ------------------------------------
(State of Incorporation)            (I.R.S. Employer Identification No.)



2700 Sanders Road, Prospect Heights, Illinois    60070
------------------------------------------------------
(Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code:  (708) 564-5000
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 1995, there were 98,114,591 shares of registrant's common stock outstanding.

Part 1.  FINANCIAL INFORMATION


1.  FINANCIAL STATEMENTS


Household International, Inc. and Subsidiaries

STATEMENTS OF INCOME
--------------------

All dollar amounts except per share data are stated in millions.

-------------------------------------------------------------------------------------------------------------
                                                                   Nine Months Ended       Three Months Ended
                                                                       September 30,            September 30,
                                                                   1995         1994       1995          1994
-------------------------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . . . .   $2,147.5     $1,945.6     $752.3        $677.6
Interest income from noninsurance investment securities. . .      104.9         90.7       19.8          29.8
Interest expense . . . . . . . . . . . . . . . . . . . . . .    1,181.6        878.6      404.1         327.0
                                                               ----------------------------------------------
Net interest margin. . . . . . . . . . . . . . . . . . . . .    1,070.8      1,157.7      368.0         380.4
Provision for credit losses on owned receivables . . . . . .      569.7        502.2      188.2         173.3
                                                               ----------------------------------------------
Net interest margin after provision for credit losses. . . .      501.1        655.5      179.8         207.1
                                                               ----------------------------------------------
Securitization income. . . . . . . . . . . . . . . . . . . .      633.4        465.9      201.1         163.3
Insurance premiums and contract revenues . . . . . . . . . .      262.2        196.1       87.8          36.1
Investment income. . . . . . . . . . . . . . . . . . . . . .      423.3        388.1      145.5         128.7
Fee income . . . . . . . . . . . . . . . . . . . . . . . . .      139.1        193.9       48.3          65.1
Other income . . . . . . . . . . . . . . . . . . . . . . . .      189.4        123.2       58.0          42.1
                                                               ----------------------------------------------
Total other revenues . . . . . . . . . . . . . . . . . . . .    1,647.4      1,367.2      540.7         435.3
                                                               ----------------------------------------------
Salaries and fringe benefits . . . . . . . . . . . . . . . .      420.9        497.0      134.1         165.3
Other operating expenses . . . . . . . . . . . . . . . . . .      809.0        799.7      270.2         254.7
Policyholders' benefits. . . . . . . . . . . . . . . . . . .      416.6        343.9      133.7          84.7
                                                               ----------------------------------------------
Total costs and expenses . . . . . . . . . . . . . . . . . .    1,646.5      1,640.6      538.0         504.7
                                                               ----------------------------------------------
Income before income taxes . . . . . . . . . . . . . . . . .      502.0        382.1      182.5         137.7
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .      181.1        125.5       63.9          43.2
                                                               ----------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .   $  320.9     $  256.6     $118.6        $ 94.5
                                                               ==============================================

Earnings per common share:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .   $  320.9     $  256.6     $118.6        $ 94.5
  Preferred dividends. . . . . . . . . . . . . . . . . . . .      (22.2)       (20.7)      (8.4)         (6.9)
                                                               ----------------------------------------------
  Earnings available to common shareholders. . . . . . . . .   $  298.7     $  235.9     $110.2        $ 87.6
                                                               ==============================================
  Average common and common equivalent shares. . . . . . . .       99.1         97.2       99.9          97.4
                                                               ----------------------------------------------
  Fully diluted earnings per common share. . . . . . . . . .   $   3.01     $   2.43     $ 1.10        $  .90
                                                               ----------------------------------------------
  Primary earnings per common share. . . . . . . . . . . . .   $   3.02     $   2.45     $ 1.11        $  .90
                                                               ----------------------------------------------
Dividends declared per common share. . . . . . . . . . . . .   $    .97     $   .915     $  .34        $ .315
                                                               ----------------------------------------------

See notes to condensed financial statements.

Household International, Inc. and Subsidiaries

BALANCE SHEETS
--------------

In millions.
-------------------------------------------------------------------------------------------------------------
                                                                     September 30,               December 31,
                                                                              1995                       1994
-------------------------------------------------------------------------------------------------------------
ASSETS
------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   457.7                  $   541.2
Investment securities (fair value of $8,813.1 and $8,961.2). . .           8,693.3                    9,004.5
Receivables, net . . . . . . . . . . . . . . . . . . . . . . . .          22,959.4                   20,778.3
Assets pending sale. . . . . . . . . . . . . . . . . . . . . . .                 -                      398.3
Deferred insurance policy acquisition costs. . . . . . . . . . .             468.1                      621.4
Acquired intangibles . . . . . . . . . . . . . . . . . . . . . .             480.9                      649.9
Properties and equipment . . . . . . . . . . . . . . . . . . . .             438.6                      512.0
Real estate owned. . . . . . . . . . . . . . . . . . . . . . . .             148.7                      182.8
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .           1,327.2                    1,650.0
                                                                         ------------------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .         $34,973.9                  $34,338.4
                                                                         ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Debt:
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 5,453.7                  $ 8,439.0
  Commercial paper, bank and other borrowings. . . . . . . . . .           6,731.7                    4,372.1
  Senior and senior subordinated debt (with original
    maturities over one year). . . . . . . . . . . . . . . . . .          11,153.9                   10,274.1
                                                                         ------------------------------------
Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,339.3                   23,085.2
Insurance policy and claim reserves. . . . . . . . . . . . . . .           6,978.2                    6,715.8
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .           1,819.9                    2,014.4
                                                                         ------------------------------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .          32,137.4                   31,815.4
                                                                         ------------------------------------
Company obligated mandatorily redeemable preferred securities
  in trust . . . . . . . . . . . . . . . . . . . . . . . . . . .              75.0                          -
                                                                         ------------------------------------
Convertible preferred stock subject to mandatory redemption. . .                 -                        2.6
                                                                         ------------------------------------
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . .             205.0                      320.0
                                                                         ------------------------------------
Common shareholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . .             115.9                      115.0
  Additional paid-in capital . . . . . . . . . . . . . . . . . .             394.7                      362.1
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .           2,601.6                    2,397.4
  Foreign currency translation adjustments . . . . . . . . . . .            (127.8)                    (123.6)
  Unrealized gain (loss) on investments, net . . . . . . . . . .               6.4                     (103.6)
  Common stock in treasury . . . . . . . . . . . . . . . . . . .            (434.3)                    (446.9)
                                                                         ------------------------------------
Total common shareholders' equity. . . . . . . . . . . . . . . .           2,556.5                    2,200.4
                                                                         ------------------------------------
Total liabilities and shareholders' equity . . . . . . . . . . .         $34,973.9                  $34,338.4
                                                                         ====================================

See notes to condensed financial statements.

Household International, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS
------------------------

In millions.
-------------------------------------------------------------------------------------------------------------
Nine months ended September 30                                                 1995                      1994
-------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   320.9                 $   256.6
Adjustments to reconcile net income to net cash provided by operations:
  Provision for credit losses on owned receivables . . . . . . . . . .        569.7                     502.2
  Insurance policy and claim reserves. . . . . . . . . . . . . . . . .        378.4                     205.1
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .        211.8                     182.8
  Net realized gains from sales of assets/businesses . . . . . . . . .       (114.4)                     (6.2)
  Deferred insurance policy acquisition costs. . . . . . . . . . . . .        (57.9)                    (70.7)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (87.7)                    134.5
                                                                          -----------------------------------
Cash provided by operations. . . . . . . . . . . . . . . . . . . . . .      1,220.8                   1,204.3
                                                                          -----------------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,841.7)                 (2,859.9)
  Matured. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,166.4                     656.0
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,868.1                   1,903.7
Short-term investment securities, net change . . . . . . . . . . . . .        468.9                      25.4
Receivables, excluding bankcard:
  Originated or purchased. . . . . . . . . . . . . . . . . . . . . . .     (9,423.8)                 (9,076.8)
  Collected. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,309.2                   5,542.0
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,801.7                   1,241.6
Bankcard receivables:
  Originated or collected, net . . . . . . . . . . . . . . . . . . . .    (14,939.8)                (10,540.1)
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,048.6                  10,406.5
Disposition of banking organizations:
  Assets sold, net . . . . . . . . . . . . . . . . . . . . . . . . . .        155.0                         -
  Deposits and other liabilities sold. . . . . . . . . . . . . . . . .     (3,356.6)                        -
(Acquisition) disposition of businesses, net . . . . . . . . . . . . .        204.9                    (138.1)
Properties and equipment purchased . . . . . . . . . . . . . . . . . .        (58.1)                    (97.9)
Properties and equipment sold. . . . . . . . . . . . . . . . . . . . .          9.7                       8.2
                                                                          -----------------------------------
Cash decrease from investments in operations . . . . . . . . . . . . .     (4,587.5)                 (2,929.4)
                                                                          -----------------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change. . . . . . . . . . . . . . . . . . . . . .      1,970.0                      79.9
Time certificates accepted . . . . . . . . . . . . . . . . . . . . . .      2,593.2                   2,732.6
Time certificates paid . . . . . . . . . . . . . . . . . . . . . . . .     (1,796.7)                 (2,592.9)
Senior and senior subordinated debt issued . . . . . . . . . . . . . .      2,641.4                   3,346.1
Senior and senior subordinated debt retired. . . . . . . . . . . . . .     (1,909.7)                 (2,068.2)
Policyholders' benefits paid . . . . . . . . . . . . . . . . . . . . .       (774.0)                   (404.8)
Cash received from policyholders . . . . . . . . . . . . . . . . . . .        669.4                     718.2
Shareholders' dividends. . . . . . . . . . . . . . . . . . . . . . . .       (116.8)                   (109.1)
Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . .         23.4                       6.2
Issuance of company obligated mandatorily redeemable
  preferred securities in trust. . . . . . . . . . . . . . . . . . . .         75.0                         -
Repurchase of preferred stock. . . . . . . . . . . . . . . . . . . . .       (115.0)                        -
                                                                          -----------------------------------
Cash increase from financing and capital transactions. . . . . . . . .      3,260.2                   1,708.0
                                                                          -----------------------------------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . .         23.0                      19.9
                                                                          -----------------------------------
Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . .        (83.5)                      2.8
Cash at January 1. . . . . . . . . . . . . . . . . . . . . . . . . . .        541.2                     317.4
                                                                          -----------------------------------
Cash at September 30 . . . . . . . . . . . . . . . . . . . . . . . . .    $   457.7                 $   320.2
                                                                          ===================================
Supplemental cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,124.6                 $   873.0
                                                                          ===================================
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . .    $   216.8                 $   136.1
                                                                          ===================================

See notes to condensed financial statements.

Household International, Inc. and Subsidiaries

BUSINESS SEGMENT DATA
---------------------
The company reassessed the significance of its Liquidating Commercial Lines ("LCL") and Corporate segments as of December 31, 1994. In recognition of the significant 1994 decline in the level of LCL assets, a reduced risk posture for these assets and the relative financial insignificance of the Corporate segment to the company's operations, the LCL and Corporate segments have been combined with the Finance and Banking segment. To better analyze financial condition and results of operations and related trends, prior year earnings and selected balance sheet data have been reclassified to reflect this combination.

In October 1995 the company sold most of the product lines of the Individual Life Insurance segment. See discussion on page 11 for information on these sold product lines. Due to the insignificance of the remaining product lines in this segment, the company will discontinue separately reporting results for the Individual Life Insurance segment beginning in the fourth quarter of 1995.

In millions.
-------------------------------------------------------------------------------------------------------------
                                                                    Nine Months Ended      Three Months Ended
                                                                        September 30,           September 30,
                                                                      1995       1994          1995      1994
-------------------------------------------------------------------------------------------------------------
REVENUES
--------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .  $3,379.6   $2,968.7      $1,134.9  $1,029.6
Individual Life Insurance. . . . . . . . . . . . . . . . . . . .     520.2      434.8         177.9     113.1
                                                                  -------------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,899.8   $3,403.5      $1,312.8  $1,142.7
                                                                  ===========================================
NET INCOME
----------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .  $  278.7   $  216.9      $  100.7  $   77.1
Individual Life Insurance. . . . . . . . . . . . . . . . . . . .      42.2       39.7          17.9      17.4
                                                                  -------------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  320.9   $  256.6      $  118.6  $   94.5
                                                                  ===========================================
Return on average owned assets (1) . . . . . . . . . . . . . . .      1.22%      1.02%         1.35%     1.10%
                                                                  -------------------------------------------
Return on average common shareholders' equity (1). . . . . . . .      16.6%      14.9%         17.5%     16.5%
                                                                  -------------------------------------------
Efficiency ratio, normalized (2) . . . . . . . . . . . . . . . .      55.3%      59.5%         53.2%     57.5%
                                                                  -------------------------------------------
(1) Annualized
(2) The company defines efficiency ratio as salaries and fringe benefits and other operating expenses as a percent of net interest margin and total other revenues less policyholders' benefits.  The normalized efficiency ratio excludes certain non-recurring items.  Including these non-recurring items, the efficiency ratio was 52.2 and 53.4 percent for the third quarter and first nine months of 1995 compared to 57.5 and
    59.5 percent in the respective periods of 1994.

In millions.
-------------------------------------------------------------------------------------------------------------
                                                                        September 30,            December 31,
Assets                                                                           1995                    1994
-------------------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .            $27,047.2               $26,897.0
Individual Life Insurance. . . . . . . . . . . . . . . . . . . .              7,926.7                 7,441.4
                                                                        -------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $34,973.9               $34,338.4
                                                                        =====================================

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

2.  INVESTMENT SECURITIES
    ---------------------

    Investment securities consisted of the following:
    ---------------------------------------------------------------------------------------------------------
    In millions.                                                   September 30, 1995       December 31, 1994
    ---------------------------------------------------------------------------------------------------------
                                                                  Carrying       Fair     Carrying       Fair
                                                                     Value      Value        Value      Value
    ---------------------------------------------------------------------------------------------------------
    TRADING INVESTMENTS
    Government securities and other. . . . . . . . . . . . . . .  $    2.2   $    2.2     $   17.3   $   17.3
                                                                  -------------------------------------------
    AVAILABLE-FOR-SALE INVESTMENTS
    Marketable equity securities . . . . . . . . . . . . . . . .     177.3      177.3         60.3       60.3
    Corporate debt securities. . . . . . . . . . . . . . . . . .   2,741.3    2,741.3      2,595.9    2,595.9
    Government and agency debt securities. . . . . . . . . . . .     402.5      402.5        479.1      479.1
    Mortgage-backed securities . . . . . . . . . . . . . . . . .   1,231.1    1,231.1      1,755.6    1,755.6
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     228.6      228.6        109.5      109.5
                                                                  -------------------------------------------
    Subtotal . . . . . . . . . . . . . . . . . . . . . . . . . .   4,780.8    4,780.8      5,000.4    5,000.4
                                                                  -------------------------------------------
    HELD-TO-MATURITY INVESTMENTS
    Corporate debt securities. . . . . . . . . . . . . . . . . .   1,756.5    1,871.4      1,906.1    1,897.2
    Government debt securities . . . . . . . . . . . . . . . . .      31.8       31.8         34.4       30.9
    Mortgage-backed securities . . . . . . . . . . . . . . . . .   1,215.2    1,219.5      1,136.5    1,116.8
    Mortgage loans on real estate. . . . . . . . . . . . . . . .     137.8      137.8        161.9      158.5
    Policy loans . . . . . . . . . . . . . . . . . . . . . . . .      82.2       82.2         72.7       72.7
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     559.2      559.8        549.9      542.1
                                                                  -------------------------------------------
    Subtotal . . . . . . . . . . . . . . . . . . . . . . . . . .   3,782.7    3,902.5      3,861.5    3,818.2
                                                                  -------------------------------------------
    Accrued investment income. . . . . . . . . . . . . . . . . .     127.6      127.6        125.3      125.3
                                                                  -------------------------------------------
    Total investment securities. . . . . . . . . . . . . . . . .  $8,693.3   $8,813.1     $9,004.5   $8,961.2
                                                                  ===========================================

    In October 1995 the company sold most of the product lines, and related assets, of the Individual Life Insurance segment. Assets sold consisted principally of investment securities. See discussion on page 21 for the amount of investment securities sold in connection with this transaction.

3.  RECEIVABLES
    -----------

    Receivables consisted of the following:
    ----------------------------------------------------------------------------------------------------------
                                                                 September 30,                    December 31,
    In millions.                                                          1995                            1994
    ----------------------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . . . . . . . . . . . .     $ 3,042.9                       $ 3,364.2
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .       4,244.4                         2,865.6
    Other secured. . . . . . . . . . . . . . . . . . . . . . . .         559.3                           676.9
    Bankcard . . . . . . . . . . . . . . . . . . . . . . . . . .       5,534.3                         4,788.9
    Merchant participation . . . . . . . . . . . . . . . . . . .       3,398.0                         2,564.9
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .       5,018.0                         5,137.2
    Equipment financing and other commercial . . . . . . . . . .         948.7                         1,157.9
                                                                     -----------------------------------------
    Total receivables owned  . . . . . . . . . . . . . . . . . .      22,745.6                        20,555.6

    Accrued finance charges. . . . . . . . . . . . . . . . . . .         335.3                           305.0
    Credit loss reserve for owned receivables. . . . . . . . . .        (667.8)                         (546.0)
    Unearned credit insurance premiums and claims reserves . . .        (135.6)                         (122.2)
    Amounts due and deferred from receivables sales. . . . . . .       1,031.1                           922.4
    Reserve for receivables serviced with limited recourse . . .        (349.2)                         (336.5)
                                                                     -----------------------------------------
    Total receivables owned, net . . . . . . . . . . . . . . . .      22,959.4                        20,778.3
    Receivables serviced with limited recourse . . . . . . . . .      12,651.3                        12,495.1
                                                                     -----------------------------------------
    Total managed receivables, net . . . . . . . . . . . . . . .     $35,610.7                       $33,273.4
                                                                     =========================================


    The outstanding balance of receivables serviced with limited recourse consisted of the following:

    ----------------------------------------------------------------------------------------------------------
                                                                 September 30,                    December 31,
    In millions.                                                          1995                            1994
    ----------------------------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,517.3                       $ 5,074.6
    Bankcard . . . . . . . . . . . . . . . . . . . . . . . . . .       6,128.6                         6,311.3
    Merchant participation . . . . . . . . . . . . . . . . . . .         750.0                           868.2
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .       1,255.4                           241.0
                                                                     -----------------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $12,651.3                       $12,495.1
                                                                     =========================================

    The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:
    ----------------------------------------------------------------------------------------------------------
                                                                 September 30,                    December 31,
    In millions.                                                          1995                            1994
    ----------------------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . . . . . . . . . . . .     $ 3,042.9                       $ 3,364.2
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .       8,761.7                         7,940.2
    Other secured. . . . . . . . . . . . . . . . . . . . . . . .         559.3                           676.9
    Bankcard . . . . . . . . . . . . . . . . . . . . . . . . . .      11,662.9                        11,100.2
    Merchant participation . . . . . . . . . . . . . . . . . . .       4,148.0                         3,433.1
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .       6,273.4                         5,378.2
    Equipment financing and other commercial . . . . . . . . . .         948.7                         1,157.9
                                                                     -----------------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $35,396.9                       $33,050.7
                                                                     =========================================
    /TABLE

    The amounts due and deferred from receivables sales of $1,031.1 million at September 30, 1995 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $919.4 million. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $270.6 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $101.6 million at September 30, 1995. The company has an agreement with a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses relating to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $349.2 million at September 30, 1995 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

    See Note 4, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 18 through 20 for additional information related to the credit quality of receivables.

4.  CREDIT LOSS RESERVES
    --------------------

    An analysis of credit loss reserves for the nine months ended September 30 was as follows:
    --------------------------------------------------------------------------------------------------------
    In millions.                                                                1995                   1994
    --------------------------------------------------------------------------------------------------------
    Credit loss reserves for owned receivables at January 1. . . . . . . .  $  546.0                $ 621.9
    Provision for credit losses - owned receivables. . . . . . . . . . . .     569.7                  502.2
    Owned receivables charged off  . . . . . . . . . . . . . . . . . . . .    (563.9)                (577.9)
    Recoveries on owned receivables  . . . . . . . . . . . . . . . . . . .      96.6                   87.9
    Credit loss reserves on receivables purchased, net . . . . . . . . . .       4.7                     .4
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14.7                    (.9)
                                                                              -----------------------------
    TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT SEPTEMBER 30           667.8                  633.6
                                                                              -----------------------------

    Credit loss reserves for receivables serviced with
      limited recourse at January 1. . . . . . . . . . . . . . . . . . . .     336.5                  222.8
    Provision for credit losses. . . . . . . . . . . . . . . . . . . . . .     297.2                  194.1
    Chargeoffs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (300.4)                (183.9)
    Recoveries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13.0                    6.2
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2.9                    2.3
                                                                             ------------------------------
    TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
      LIMITED RECOURSE AT SEPTEMBER 30 . . . . . . . . . . . . . . . . . .     349.2                  241.5
                                                                             ------------------------------
    TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT SEPTEMBER 30 . .  $1,017.0                $ 875.1
                                                                             ==============================

5.  INCOME TAXES
    ------------
    Effective tax rates for the nine months ended September 30, 1995 and 1994 of 36.1 and 32.8 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) foreign loss carry forwards, (b) amortization and write-offs of intangible assets, (c) state and local income taxes and (d) leveraged lease tax benefits.

6.  EARNINGS PER COMMON SHARE
    -------------------------
    Computations of earnings per common share for the nine months ended September 30 were as follows:

    ----------------------------------------------------------------------------------------------------------
                                                                                1995                      1994
                                                                   -----------------         -----------------
                                                                               Fully                     Fully
    In millions, except per share data.                           Primary    Diluted         Primary   Diluted
    ----------------------------------------------------------------------------------------------------------
    Earnings:
      Net income . . . . . . . . . . . . . . . . . . . . . . . .   $320.9     $320.9          $256.6    $256.6
      Preferred dividends. . . . . . . . . . . . . . . . . . . .    (22.3)     (22.2)          (21.6)    (20.7)
                                                                   -------------------------------------------
    Net income available to common shareholders. . . . . . . . .   $298.6     $298.7          $235.0    $235.9
                                                                   ===========================================
    Average shares:
      Common . . . . . . . . . . . . . . . . . . . . . . . . . .     97.4       97.4            95.2      95.2
      Common equivalents . . . . . . . . . . . . . . . . . . . .      1.4        1.7              .8       2.0
                                                                   -------------------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .     98.8       99.1            96.0      97.2
                                                                   ===========================================
    Earnings per common share. . . . . . . . . . . . . . . . . .   $ 3.02     $ 3.01          $ 2.45    $ 2.43
                                                                   -------------------------------------------

    Common share equivalents assume exercise of stock options, if dilutive. Fully diluted earnings per share computations also assume conversion of dilutive convertible preferred stock into common equivalents. Preferred stock is considered dilutive if its dividend rate per common share assuming conversion is less than primary earnings per common share.

7.  COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES IN TRUST
    ----------------------------------------------------------------------
    In June 1995 Household Capital Trust I ("the trust"), a wholly-owned subsidiary of the company, issued 3 million 8.25 percent Trust Originated Preferred Securities ("preferred securities") at $25 per preferred security. The sole asset of the trust is Junior Subordinated Deferrable Interest Notes ("junior subordinated notes") issued by the company. The obligations of the company with respect to the junior subordinated notes, when considered together with certain undertakings of the company to guarantee the distribution of payments made on the junior subordinated notes and the payment of expenses of the trust, constitute a full and unconditional guarantee by the company of the trust's obligations under the preferred securities. The junior subordinated notes bear interest at 8.25 percent on principal of $77.2 million, which is equivalent to the amount of the trust's common and preferred equity. The junior subordinated notes mature on June 30, 2025 and are redeemable by the company in whole or in part beginning on June 30, 2000, at which time the preferred securities are callable. On June 30, 2025 (or June 30, 2044, if the trust elects, at its option, to extend the maturity date for the preferred issuance), the trust will liquidate, at which time its preferred securities must be redeemed for $25 per preferred security plus accrued dividends. The preferred securities are classified in the company's balance sheet as company obligated mandatorily redeemable preferred securities in trust (representing the minority interest in the trust) at their face and redemption amount of $75 million. Dividends on the preferred securities are cumulative, payable quarterly in arrears, and are deferable at the company's option for up to five years. The company cannot pay dividends on its preferred and common stocks during such deferments. Net proceeds from the issuance were used for general corporate purposes, including reduction of short-term debt.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CONSOLIDATED OVERVIEW

    Operations Summary
    ------------------
    Net income for the third quarter and first nine months of 1995 was $118.6 and $320.9 million, up 26 and 25 percent from the respective
    1994 periods. Fully diluted earnings per share were $1.10 per share in the third quarter and $3.01 per share for the first nine months of 1995, up 22 and 24 percent from the same periods in 1994. The company's annualized return on average common shareholders' equity ("ROE") for the third quarter of 1995 improved to 17.5 percent compared to 16.5 percent in the year-ago period. The annualized return on average owned assets ("ROA") was 1.35 percent in the 1995 third quarter, up from 1.10 percent a year ago.

    - The following is a summary of the operating results of the company's Finance and Banking businesses for the third quarter and first nine months of 1995 compared to the corresponding prior year periods:

              The domestic consumer finance business reported higher earnings in the third quarter and first nine months of 1995 primarily due to portfolio growth and improved efficiency.

              The credit card business increased earnings in the first nine months of 1995 but reported lower earnings in the third quarter of 1995 compared to the respective prior year periods.
              Operating results of this business benefited from improved efficiency and higher net interest margin and fee income resulting from receivable growth. Offsetting these improvements were higher credit costs resulting from portfolio seasoning and, in the private-label credit card business, discontinued merchant programs. The domestic bankcard business continued to benefit from the company's association with the General Motors credit card ("GM Card") program.

              Net income increased in the United Kingdom operation primarily due to improved efficiency and higher net interest margin resulting from managed receivable growth, particularly in unsecured products, including the GM Card from Vauxhall.

              Operating results in the commercial business were essentially unchanged compared to the year-ago quarter but were higher than the first nine months of 1994. In the quarter, lower credit costs and operating expenses were partially offset by lower net interest margin due to lower asset levels compared to a year ago. Earnings in the first nine months of 1995 also benefited from gains on the disposition of assets in the second quarter of 1995.

    - During the third quarter, the company sold its consumer banking operations in Ohio and Indiana, thus completing its exit from consumer banking markets outside Illinois. In the quarter the company sold deposits totaling approximately $724 million in Ohio and Indiana and reduced related acquired intangibles by $26 million. The company recorded after-tax gains of approximately $29 million from these sales. Also during the third quarter, the company recorded approximately $14 million of pretax restructuring charges to consolidate certain other operations.

         For the first nine months of 1995 the company sold approximately $3.4 billion of deposits, recording after-tax gains of approximately $55 million and reducing acquired intangibles by $93 million. The company anticipates that lower operating expenses resulting from the sales of these branches will more than offset higher funding costs from the replacement of deposits and will positively impact earnings in future periods.

    - The company's normalized efficiency ratio (which is defined as the ratio of salaries and fringe benefits and other operating expenses to net interest margin and other revenues less policyholders' benefits, excluding certain non-recurring items) improved to 53.2 percent for the quarter and 55.3 percent for the first nine months of 1995. The efficiency ratio was 57.5 and 59.5 percent in the corresponding prior year periods. The improvement over the prior year was primarily due to lower expenses resulting from initiatives to improve efficiency that began in the fourth quarter of 1994 and continued through 1995. The number of employees was down 20 percent from a year ago.

    - During 1995 the company completed its exit from the traditional domestic first mortgage business through the sale of its remaining domestic first mortgage servicing portfolio. The company recorded a small gain from this sale in the second quarter.

    - In October 1995 the company sold the individual life and annuity product lines of its wholly-owned life insurance subsidiary, Alexander Hamilton Life Insurance Company of America ("Alexander Hamilton"). At September 30, Alexander Hamilton had assets, principally investment securities, related to its individual life and annuity product lines totaling approximately $6.5 billion. For the first nine months of 1995, these product lines contributed revenues of approximately $400 million and net income of approximately $34 million. The annualized ROE of the sold product lines was 8.2 percent, and the annualized ROA was .73 percent for the nine months ended September 30, 1995. The company expects that the sale will not have a material impact on operating results when recorded in the fourth quarter of 1995.

    - In July 1995 the company redeemed $115 million of preferred stock. Shares redeemed consisted of all outstanding shares of flexible rate auction preferred stock, Series B at $100 per share plus accrued and unpaid dividends and 9.5 percent cumulative preferred stock, Series 1989-A ("Series 1989-A preferred stock") at $104.75 per share plus accrued and unpaid dividends. The premium paid on the Series 1989-A preferred stock resulted in a $.04 per share reduction in earnings per share in the third quarter but will increase earnings per share in the future due to lower preferred dividends. In
         June 1995, a subsidiary of the company issued $75 million of 8.25 percent company obligated mandatorily redeemable preferred securities in trust ("trust originated securities") (representing the minority interest in the subsidiary).

    Balance Sheet Review
    --------------------
    - Managed consumer receivables (owned receivables plus those serviced with limited recourse) increased 6 percent on an annualized basis in the third quarter. Excluding first mortgage and other secured receivables, which the company has discontinued or de-emphasized, managed consumer receivables grew 9 percent, annualized, in the third quarter. On an annualized basis, credit cards were up 11 percent and other unsecured receivables increased 18 percent during the third quarter. Home equity receivables were essentially unchanged compared to June 30, 1995.

         Excluding first mortgage and other secured receivables, managed consumer receivables increased 16 percent over the prior year. Credit card receivables grew 18 percent, and other unsecured receivables were 21 percent above year-ago levels. The home equity portfolio increased 10 percent compared to a year ago.

    - Credit loss reserves as a percent of managed receivables were 2.87 percent, compared to 2.74 percent at June 30, 1995 and 2.67 percent at September 30, 1994. The managed provision for credit losses increased 53 and 25 percent, respectively, from the third quarter and first nine months of 1994. Reserves as a percent of nonperforming managed receivables were 105.2 percent compared to
         103.3 percent at June 30, 1995 and 99.2 percent at September 30, 1994. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was
         3.40 percent, up from 3.26 percent at June 30, 1995 and 3.24 percent at September 30, 1994. The annualized total consumer managed chargeoff ratio in the third quarter of 1995 was 2.92 percent, compared to 2.77 percent in the prior quarter and 2.69 percent in the year-ago quarter.

    - The ratio of common and preferred shareholders' equity (including trust originated securities) to total assets was 8.11 percent compared to 7.35 percent at December 31, 1994. These ratios were negatively affected by Statement of Financial Accounting Standards No. 115 ("FAS No. 115") which requires that unrealized gains or losses in certain debt and equity securities be recorded as an adjustment to shareholders' equity. While FAS No. 115 provides for the adjustment of certain debt and equity securities to fair value, it does not allow for a corresponding adjustment for a change in related liabilities. Therefore, unrealized gains and losses do not reflect the change in the economic value of shareholders' equity due to changes in interest rates. The company believes that the change in fair value of liabilities should offset a significant amount of the change in the fair value of its investment portfolio. Excluding the effect of the FAS No. 115 component of shareholders' equity, the ratio of common and preferred shareholders' equity (including trust originated securities) to total assets was 8.09 percent at September 30, 1995 and 7.65 percent at December 31, 1994.

    - In July 1995 Standard & Poor's Ratings Group ("S&P") revised its outlook on the company and its subsidiary, Household Finance Corporation, from stable to positive based on strong reserve coverage and recent expense control initiatives.

FINANCE AND BANKING
-------------------

Statements of Income
-------------------------------------------------------------------------------------------------------------
                                                                  Nine Months Ended        Three Months Ended
                                                                      September 30,             September 30,
All dollar amounts are stated in millions.                         1995        1994        1995          1994
-------------------------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . . . .  $ 2,147.5   $ 1,945.6   $   752.3     $   677.6
Interest income from noninsurance investment securities. . .      104.9        90.7        19.8          29.8
Interest expense . . . . . . . . . . . . . . . . . . . . . .    1,181.6       875.3       404.1         325.9
                                                              -----------------------------------------------
Net interest margin. . . . . . . . . . . . . . . . . . . . .    1,070.8     1,161.0       368.0         381.5
Provision for credit losses on owned receivables . . . . . .      569.7       502.2       188.2         173.3
                                                              -----------------------------------------------
Net interest margin after provision for credit losses. . . .      501.1       658.8       179.8         208.2
                                                              -----------------------------------------------
Securitization income. . . . . . . . . . . . . . . . . . . .      633.4       465.9       201.1         163.3
Insurance premiums and contract revenues . . . . . . . . . .      154.4       133.4        53.5          47.5
Investment income. . . . . . . . . . . . . . . . . . . . . .       10.9        16.0         1.9           4.2
Fee income . . . . . . . . . . . . . . . . . . . . . . . . .      139.1       193.9        48.3          65.1
Other income . . . . . . . . . . . . . . . . . . . . . . . .      189.4       123.2        58.0          42.1
                                                              -----------------------------------------------
Total other revenues . . . . . . . . . . . . . . . . . . . .    1,127.2       932.4       362.8         322.2
                                                              -----------------------------------------------
Costs and expenses:
  Salaries and fringe benefits . . . . . . . . . . . . . . .      404.3       478.1       128.9         159.8
  Other operating expenses . . . . . . . . . . . . . . . . .      724.7       734.3       239.0         240.9
  Policyholders' benefits. . . . . . . . . . . . . . . . . .       62.2        58.6        19.8          19.2
  Income taxes . . . . . . . . . . . . . . . . . . . . . . .      158.4       103.3        54.2          33.4
                                                              -----------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $   278.7   $   216.9   $   100.7     $    77.1
                                                              ===============================================
Average receivables:
  Owned  . . . . . . . . . . . . . . . . . . . . . . . . . .  $21,920.7*  $20,770.9   $23,066.8     $21,411.1
  Serviced with limited recourse . . . . . . . . . . . . . .   12,342.6     9,846.6    12,126.7      10,193.5
                                                              -----------------------------------------------
Average managed receivables. . . . . . . . . . . . . . . . .  $34,263.3*  $30,617.5   $35,193.5     $31,604.6
                                                              ===============================================
Return on average owned assets - annualized. . . . . . . . .       1.36%       1.09%       1.48%         1.14%
                                                              -----------------------------------------------
Return on average common shareholders' equity - annualized .       20.9%       17.8%       21.4%         19.0%
                                                              -----------------------------------------------

*   Includes average balance of Assets Pending Sale, which consisted of commercial receivables sold to a joint venture in March 1995.


--------------------------------------------------------------------------------------------------------------
                                                                       September 30,              December 31,
In millions.                                                                    1995                      1994
--------------------------------------------------------------------------------------------------------------

End-of-period receivables:
  Owned  . . . . . . . . . . . . . . . . . .                               $22,745.6                 $20,555.6
  Serviced with limited recourse . . . . . . . . . . . . . .                12,651.3                  12,495.1
                                                                           -----------------------------------
Managed receivables. . . . . . . . . . . . . . . . . . . . .               $35,396.9                 $33,050.7
                                                                           ===================================

End-of-period deposits . . . . . . . . . . . . . . . . . . .               $ 5,453.7                 $ 8,439.0
                                                                           -----------------------------------
/TABLE

    Overview
    --------
    Domestic Finance and Banking earnings for the third quarter and first nine months of 1995 increased to $90.7 and $258.0 million from $68.8 and $205.2 million in the year-ago periods. See Operations Summary on page 10 for further discussion of the operating results of the company's domestic Finance and Banking businesses.

    Operating results of both foreign businesses improved in both the third quarter and first nine months of 1995 compared to the prior year periods. The Canadian operation reported improved results primarily due to improved efficiency. As discussed on page 10, net income for the United Kingdom operation increased primarily due to portfolio growth and improved efficiency.

    Receivables
    -----------
    Managed consumer receivables grew 6 percent on an annualized basis compared to June 30, 1995 and were up 11 percent compared to the September 30, 1994 level. See Balance Sheet Review on page 11 for further discussion.

    Receivables owned totaled $22.7 billion at September 30, 1995, up from both June 30, 1995 and September 30, 1994. The level of owned receivables may vary from quarter to quarter depending on the timing and significance of securitization transactions in a particular period. For the third quarter of 1995, the company completed the securitization and sale of $1 billion of other unsecured receivables.

    Pro Forma Managed Income Data
    -----------------------------
    Securitizations and sales of consumer receivables have been, and will continue to be, an important source of liquidity for the company. The company continues to service the securitized receivables after such receivables are sold and retains a limited recourse obligation. Securitizations impact the classification of revenues and expenses in the income statement. Amounts related to receivables serviced, including net interest margin, fee and other income and provision for credit losses on receivables serviced with limited recourse are reported as a net amount in securitization income in the company's statements of income.

    The company monitors its Finance and Banking segment on a managed basis as well as on the historical owned basis reflected in its statements of income. The managed basis assumes that the receivables securitized and sold are instead still held in the portfolio. Pro forma statements of income on a managed basis for the Finance and Banking segment for the third quarter and nine months ended September 30, 1995 and 1994 are presented on the following page. For purposes of this analysis, the results do not reflect the differences between the company's accounting policies for owned receivables and receivables serviced with limited recourse. Accordingly, net income on the pro forma managed basis equals net income on a historical owned basis.

    PRO FORMA MANAGED FINANCE AND BANKING STATEMENTS OF INCOME

                                                    Nine Months Ended                     Three Months Ended
    All dollar amounts are                              September 30,                          September 30,
    stated in millions.                      1995                1994                1995               1994
    ---------------------------------------------------------------------------------------------------------
    Finance income . . . . . . . $ 3,423.7  12.43%*  $ 2,828.0  11.48%*  $ 1,165.8  12.75%* $   994.2  11.76%*
    Interest income from
      noninsurance investment
      securities . . . . . . . .     104.9    .38         90.7    .37         19.8    .21        29.8    .35
    Interest expense . . . . . .   1,782.9   6.47      1,237.1   5.02        592.5   6.48       463.8   5.49
                                 ----------------------------------------------------------------------------
    Net interest margin. . . . .   1,745.7   6.34      1,681.6   6.83        593.1   6.48       560.2   6.62
    Provision for credit losses.     866.9   3.15        696.3   2.83        357.3   3.90       233.3   2.76
                                 ----------------------------------------------------------------------------
    Net interest margin after
      provision for credit losses    878.8   3.19        985.3   4.00        235.8   2.58       326.9   3.86

    Insurance premiums and
      contract revenues. . . . .     154.4    .56        133.4    .54         53.5    .59        47.5    .56
    Investment income. . . . . .      10.9    .04         16.0    .07          1.9    .02         4.2    .05
    Fee income . . . . . . . . .     394.8   1.43        333.3   1.35        193.4   2.11       109.7   1.30
    Other income . . . . . . . .     189.4    .69        123.2    .50         58.0    .63        42.1    .50
                                 ----------------------------------------------------------------------------
    Total other revenues . . . .     749.5   2.72        605.9   2.46        306.8   3.35       203.5   2.41
                                 ----------------------------------------------------------------------------
    Costs and expenses:
      Salaries and fringe benefits   404.3   1.47        478.1   1.94        128.9   1.41       159.8   1.89
      Other operating expenses .     724.7   2.63        734.3   2.98        239.0   2.61       240.9   2.85
      Policyholders'
        benefits . . . . . . . .      62.2    .22         58.6    .24         19.8    .22        19.2    .23
      Income taxes . . . . . . .     158.4    .58        103.3    .42         54.2    .59        33.4    .39
                                 ----------------------------------------------------------------------------
    Net income . . . . . . . . . $   278.7   1.01%   $   216.9    .88%   $   100.7   1.10%  $    77.1    .91%
                                 ============================================================================
    Average managed
      receivables. . . . . . . . $34,263.3           $30,617.5           $35,193.5          $31,604.6
    Average noninsurance
      investments. . . . . . . .   2,450.6             2,221.6             1,390.9            2,219.7
                                 ----------------------------------------------------------------------------
    Average managed interest-
      earning assets . . . . . . $36,713.9           $32,839.1           $36,584.4          $33,824.3
                                 ============================================================================
    * As a percent, annualized, of average managed interest-earning assets.

   The discussion below on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on the company's historical statements of income ("Owned Basis") as well as on the above pro forma statements of income ("Managed Basis").

   Net interest margin
   -------------------
   Net interest margin on an Owned Basis was $368.0 and $1,070.8 million for the third quarter and first nine months of 1995, down from $381.5 and $1,161.0 million in the prior year periods primarily due to higher funding costs. Net interest margin on a Managed Basis was $593.1 and $1,745.7 million for the third quarter and first nine months of 1995, up 6 and 4 percent, respectively, compared to the same year-ago periods. Net interest margin as a percent of average managed interest-earning assets, annualized, was 6.48 percent compared to 6.23 percent in the previous quarter and 6.62 percent in the year-ago quarter. The net interest margin percentage in the second quarter of 1995 was adversely affected by a portfolio of temporary investments that was used to build liquidity in anticipation of the sales of consumer banking operations in the second and early third quarters of 1995. The company believes this temporary portfolio distorted the trend in the net interest margin percentage. Excluding the impact of these temporary investments, net interest margin as a percent of average managed interest-earning assets, annualized, was 6.44 percent in the second quarter of 1995.

   The increase in the net interest margin percentage over the prior quarter was due to continued shift in product mix toward unsecured receivables and wider spreads, partially offset by higher-cost funding which replaced the sold consumer banking deposits. The decrease compared to the prior year period was primarily attributable to compression on fixed rate receivable spreads and higher cost of deposit replacement funding, offset by wider spreads on variable rate products.

   Provision for credit losses
   ---------------------------
   The provision for credit losses for receivables on an Owned Basis for the third quarter and first nine months of 1995 totaled $188.2 and $569.7 million, up 9 percent from $173.3 million and 13 percent from $502.2 million in the comparable prior year periods. The level of provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations and sales of receivables in a particular period.

   The provision for credit losses for receivables on a Managed Basis totaled $357.3 and $866.9 million in the third quarter and first nine months of 1995, up 53 percent from $233.3 million and 25 percent from $696.3 million in the comparable periods of 1994. As a percent of average managed interest-earning assets, annualized, the provision increased to
   3.90 percent from 2.76 percent in the third quarter of 1994. The company increased credit loss reserves due to continued growth and seasoning of unsecured products and economic uncertainty. In addition, the provision also included the over-the-life reserve requirement on the unsecured receivables that were securitized in the quarter, which substantially offset the income recorded on the securitization, as discussed below.
   See the credit quality section for further discussion of factors affecting the provision for credit losses.

   Other revenues
   --------------
   Securitization income on an Owned Basis consists of income associated with the securitizations and sales of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The increase in securitization income on an Owned Basis compared to the same year-ago periods was primarily due to higher levels of securitized receivables outstanding. In addition, growth in interchange and other credit card fee income outpaced the growth in the securitized bankcard portfolio due to an increase in the number of credit cards issued and greater transaction volume. The components of securitization income are reclassified to the applicable lines in the statements of income on a Managed Basis.

   Insurance premiums and contract revenues increased from the third quarter and first nine months of 1994 due to higher sales volumes of specialty and credit insurance in the domestic and United Kingdom operations related to growth in the company's receivable base.

   Fee income on an Owned Basis includes revenues from fee-based products such as bankcards, consumer banking deposits, private-label credit cards and, in 1994, commission income from the company's brokerage business. Fee income was $48.3 and $139.1 million in the third quarter and first nine months of 1995, down from $65.1 and $193.9 million in the comparable periods of the prior year primarily due to lower interchange and other fee income resulting from an increase in the amount of securitized credit card receivables compared to the prior year. Fee income for the first nine months of 1995 was also impacted by lower commission income as a result of the sale of the company's brokerage business in the third quarter of 1994.

   Fee income on a Managed Basis, which in addition to the items discussed above includes fees and other income related to receivables serviced with limited recourse, increased from $109.7 and $333.3 million in the third quarter and first nine months of 1994 to $193.4 and $394.8 million in the same periods in 1995. The increase for the quarterly period was primarily due to income associated with the securitization and sale of unsecured receivables during the quarter, which was substantially offset by the over-the-life reserve for estimated credit losses on these receivables as previously discussed. The increase in the year-to-date period was primarily due to higher interchange and other fee income resulting from growth in the managed credit card portfolio and increased transaction volume.

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

   Other income increased compared to the third quarter and first nine months of 1994 primarily due to the gains on the sales of consumer banking operations discussed previously. Also benefiting other income in the first nine months of 1995 were gains recorded in the second quarter from the disposition of commercial assets and from the sale of the company's domestic first mortgage servicing portfolio. Partially offsetting this increase was lower servicing income attributable to lower balances of first mortgage loans serviced with no recourse compared to prior periods and a write-down that occurred in the second quarter of 1995 related to the servicing of a portfolio of unsecured loans serviced with no recourse.

   Expenses
   --------
   Salaries and fringe benefits were $128.9 and $404.3 million compared to $159.8 and $478.1 million in the third quarter and first nine months of 1994. The improvement was primarily due to a reduction in the number of employees in connection with decisions made to improve the operating efficiency of certain businesses and to exit others. These initiatives began in the fourth quarter of 1994 and continued into 1995. Other operating expenses were essentially unchanged compared to the same periods of 1994, despite the increase in average managed interest-earning assets. In the third quarter of 1995 the company recorded restructuring charges totaling approximately $14 million, primarily related to the consolidation of office space and staff.

   The effective tax rate for the Finance and Banking segment was 35.0 and
   36.2 percent, compared to 30.2 and 32.3 percent in the third quarter and first nine months of 1994.

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

   Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

   ---------------------------------------------------------------------------------------------------------
                                                      September 30,   June 30,   December 31,  September 30,
                                                               1995       1995           1994           1994
   ---------------------------------------------------------------------------------------------------------
   Owned . . . . . . . . . . . . . . . . . .               $  667.8     $661.1         $546.0         $633.6
   Serviced with limited recourse. . . . . .                  349.2      296.1          336.5          241.5
                                                        ----------------------------------------------------
   Total . . . . . . . . . . . . . . . . . .               $1,017.0     $957.2         $882.5         $875.1
                                                        ====================================================

   Managed credit loss reserves were up 6 percent from June 30, 1995 and up 16 percent from September 30, 1994. Managed credit loss reserves as a percent of nonperforming managed receivables were 105.2 percent, up from 103.3 percent at June 30, 1995 and 99.2 percent at September 30, 1994.

   Total owned and managed credit loss reserves as a percent of receivables were as follows:
   ---------------------------------------------------------------------------------------------------------
                                                     September 30,   June 30,   December 31,  September 30,
                                                              1995       1995           1994           1994
   ---------------------------------------------------------------------------------------------------------
   Owned . . . . . . . . . . . . . . . . .                    2.94%      2.95%          2.66%          2.88%
   Managed . . . . . . . . . . . . . . . .                    2.87       2.74           2.67           2.67
                                                       -----------------------------------------------------

   The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. The level of reserves for commercial credit losses is based on a regular review process for all commercial credits and management's evaluation of probable future losses in the portfolio as a whole given its geographic and industry diversification and historical loss experience. Management also evaluates the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing consumer and commercial credit loss reserves. While management allocates all reserves among the company's various products, all reserves are considered to be available to cover total loan losses. See Note 4, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.

   Credit Quality
   --------------
   Delinquency and chargeoff levels in the consumer portfolio were up compared to the prior and year-ago quarters.

   In the third quarter of 1995, the company changed its procedure regarding chargeoffs of bankrupt Visa*/MasterCard* accounts. Prior to the third quarter, when the company received notification that a Visa/MasterCard customer had filed bankruptcy, the company established a reserve equal to the full balance of the customer's receivable. If not paid, the receivable balance would be charged off in accordance with the company's normal chargeoff policy. Beginning in the third quarter of 1995, the company implemented a new procedure, to more closely conform with credit card industry practice, to charge off accounts within 30 days of notification of bankruptcy filing. Accordingly, the company accelerated the chargeoff of bankrupt Visa/MasterCard accounts that had been past due. The chargeoff ratios presented below have been normalized to exclude the effect of these nonrecurring bankrupt chargeoffs.

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

   Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

   --------------------------------------------------------------------------------------------------------
                                             9/30/95       6/30/95      3/31/95      12/31/94      9/30/94
   --------------------------------------------------------------------------------------------------------
   First mortgage . . . . . . . . . . . . .     2.16%         1.74%        1.79%         1.81%        1.57%
   Home equity. . . . . . . . . . . . . . .     3.14          2.78         2.75          2.83         2.88
   Other secured. . . . . . . . . . . . . .    12.12         10.30         5.90          3.31         3.39
   Bankcard . . . . . . . . . . . . . . . .     2.29          2.31         2.33          2.25         2.35
   Merchant participation . . . . . . . . .     4.25          4.00         4.42          4.53         4.70
   Other unsecured. . . . . . . . . . . . .     5.10          5.41         5.07          5.19         5.75
                                              --------------------------------------------------------------
   Total. . . . . . . . . . . . . . . . . .     3.40%         3.26%        3.15%         3.11%        3.24%
                                              ==============================================================

    Delinquency as a percent of managed consumer receivables increased from the prior quarter and the prior year. The home equity delinquency ratio increased, as expected, primarily due to the seasoning of portfolios acquired through the wholesale network. The delinquency ratio for other secured receivables continued to increase during the quarter primarily due to lower receivable levels coupled with one borrower with several loans who declared bankruptcy in the second quarter. Delinquency on this portfolio had little impact on the overall delinquency ratio due to the small size of the portfolio. The bankcard delinquency ratio, excluding the impact of the accelerated bankrupt chargeoffs discussed previously, was 2.65 percent. The increase in the quarter was primarily due to the continued aging of the GM Card portfolio. The merchant participation delinquency ratio increased primarily due to merchant programs the company has decided to exit. Excluding the impact of the previously-mentioned accelerated chargeoffs, total delinquency was 3.52 percent.

    *Visa and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated, respectively.

    Net Chargeoffs of Consumer Receivables
    --------------------------------------

    Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):
    --------------------------------------------------------------------------------------------------------
                                               Third        Second        First         Fourth        Third
                                             Quarter       Quarter      Quarter        Quarter      Quarter
                                                1995          1995         1995           1994         1994
    --------------------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . .     .32%          .36%         .29%           .26%         .43%
    Home equity. . . . . . . . . . . . . . .    1.12          1.04          .90           1.00         1.15
    Other secured. . . . . . . . . . . . . .     .63           .32          .95            .95         1.33
    Bankcard*. . . . . . . . . . . . . . . .    4.24          4.05         4.04           3.96         3.73
    Merchant participation . . . . . . . . .    4.63          4.71         4.29           3.84         3.52
    Other unsecured. . . . . . . . . . . . .    3.45          3.21         3.25           3.61         4.23
                                             ---------------------------------------------------------------
    Total* . . . . . . . . . . . . . . . . .    2.92%         2.77%        2.68%          2.65%        2.69%
                                             ===============================================================

    *Normalized to exclude accelerated chargeoffs of bankrupt accounts.  Including these accelerated chargeoffs, bankcard and total chargeoffs were 5.61 and 3.39 percent, respectively, in the third quarter of 1995.

    Net chargeoffs as a percent of average managed consumer receivables for the third quarter of 1995 increased compared to both the second quarter of 1995 and the third quarter of 1994. Home equity receivable chargeoffs increased as expected but were below the prior year. Excluding the previously-mentioned accelerated chargeoffs, bankcard chargeoffs increased compared to the prior quarter and were higher than the year-ago quarter primarily due to the continued maturation of the GM
    Card portfolio. Bankcard chargeoffs were also impacted by an increase in bankruptcy filings. Merchant participation chargeoffs were below the previous quarter but were higher than a year ago primarily due to merchant programs the company has decided to exit. The chargeoff ratio for the other unsecured portfolio increased compared to the prior quarter and was below the year-ago quarter.

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

    Nonperforming Assets
    --------------------

    Nonperforming assets consisted of the following:
    --------------------------------------------------------------------------------------------------------
    In millions.                              9/30/95       6/30/95      3/31/95      12/31/94       9/30/94
    --------------------------------------------------------------------------------------------------------
    Nonaccrual managed receivables . . . . . $  711.0      $  629.3     $  558.4      $  581.5      $  612.0
    Accruing managed consumer receivables
      90 or more days delinquent . . . . . .    233.6         255.9        238.5         228.2         225.3
    Renegotiated commercial loans. . . . . .     22.0          41.8         85.9          41.8          44.9
                                             ---------------------------------------------------------------
    Total nonperforming managed
      receivables. . . . . . . . . . . . . .    966.6         927.0        882.8         851.5         882.2
    Real estate owned. . . . . . . . . . . .    148.7         157.1        187.8         182.8         395.1
                                             ---------------------------------------------------------------
    Total nonperforming assets . . . . . . . $1,115.3      $1,084.1     $1,070.6      $1,034.3      $1,277.3
                                             ===============================================================
    Managed credit loss reserves
      as a percent of nonperforming
      managed receivables. . . . . . . . . .    105.2%        103.3%       102.2%        103.6%         99.2%
                                             ---------------------------------------------------------------
    /TABLE

    Effective January 1, 1995 the company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." FAS No. 114 requires that a loan be recognized as impaired when it is probable that all contractual amounts due will not be repaid. FAS No. 114 specifically excludes groups of individually small dollar, homogenous loans where collectibility is evaluated collectively, such as the company's consumer receivable portfolio. At September 30, 1995 impaired commercial loans included in the above table were not significant and their ultimate disposition is not expected to have a material impact on the company's results of operations. The adoption of FAS No. 114 had no impact on the company's results of operations for the nine months ended September 30, 1995.
    Credit loss reserves for impaired loans are included in reserves for managed receivables described on pages 17 and 18.

INDIVIDUAL LIFE INSURANCE
-------------------------
Individual Life Insurance net income was $17.9 and $42.2 million, compared to $17.4 and $39.7 million in the prior year periods. As previously discussed, the company sold the individual life and annuity product lines of this segment in October 1995. Revenues and net income of the product lines being sold totaled approximately $400 and $34 million, respectively, for the first nine months of 1995. For the same period, these sold product lines had an annualized ROE of 8.2 percent. The sale will be recorded in the fourth quarter.

Statements of Income
-------------------------------------------------------------------------------------------------------------
                                                                    Nine Months Ended      Three Months Ended
                                                                        September 30,           September 30,
All dollar amounts are stated in millions.                            1995       1994          1995      1994
-------------------------------------------------------------------------------------------------------------
Investment income. . . . . . . . . . . . . . . . . . . . . . . .    $412.4     $372.1        $143.6    $124.5
Insurance premiums and contract revenues . . . . . . . . . . . .     107.8       62.7          34.3     (11.4)
                                                                  -------------------------------------------
Total revenues . . . . . . . . . . . . . . . . . . . . . . . . .     520.2      434.8         177.9     113.1

Costs and expenses
  Policyholders' benefits. . . . . . . . . . . . . . . . . . . .     354.4      285.3         113.9      65.5
  Operating expenses . . . . . . . . . . . . . . . . . . . . . .     100.9       87.6          36.4      20.4
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .      22.7       22.2           9.7       9.8
                                                                  -------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 42.2     $ 39.7        $ 17.9    $ 17.4
                                                                  ===========================================
Return on average assets - annualized. . . . . . . . . . . . . .       .72%       .75%          .91%      .97%
                                                                  -------------------------------------------
Return on average common shareholders' equity - annualized . . .       7.2%       8.4%          9.0%     10.7%
                                                                  -------------------------------------------


-------------------------------------------------------------------------------------------------------------
                                                                        September 30,            December 31,
In millions.                                                                     1995                    1994
-------------------------------------------------------------------------------------------------------------
Investment securities. . . . . . . . . . . . . . . . . . . . . .            $ 7,135.5               $ 6,669.9
                                                                  -------------------------------------------
Life insurance in-force. . . . . . . . . . . . . . . . . . . . .             38,499.3                36,560.4
                                                                  -------------------------------------------

Investment securities for the Individual Life Insurance segment totaled $7.1 billion, up from $7.0 billion at June 30, 1995 and $6.7 billion at December 31, 1994. The Individual Life Insurance portfolio represented approximately 82 percent of the company's total investment portfolio at September 30, 1995. Investment securities sold in connection with the above-mentioned sale of product lines totaled approximately $5.8 billion.

Investment income includes both interest income on investment securities and realized gains and losses on the sale of available-for-sale investments. Investment income in the third quarter and first nine months of 1995 was $143.6 and $412.4 million, up compared with the year-ago periods primarily due to higher interest income resulting from higher yields and a larger investment portfolio.

In the third quarter of 1994, the company sold its whole life line of business and, as a result, reduced both contract revenues and policyholders' benefits by $47.8 million. This represented the amount of claim reserves on the policies that were sold to the new insurer. Excluding the impact of this transaction, insurance premiums and contract revenues for the third quarter and first nine months of 1995 were slightly below the respective prior year periods. Also, excluding the impact of this sale, policyholders' benefits in the first nine months of 1995 were higher than the prior year primarily due to higher interest credited to policyholders caused by higher interest rates and life insurance in-force. Policyholders' benefits in the third quarter of 1995 were essentially unchanged compared to the year-ago quarter, excluding the impact of the sale.

Operating expenses in the third quarter and first nine months of 1995 were up compared to the respective prior year periods primarily due to higher levels of deferred insurance policy acquisition cost amortization associated with higher investment income.

The effective tax rate was 35.1 and 35.0 percent for the third quarter and first nine months of 1995, compared to 36.0 and 35.9 percent in the respective periods of 1994.

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.(i) Restated Certificate of Incorporation of Household International, as amended.

     12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

     21          List of Household International subsidiaries.

     27          Financial Data Schedule.

(b)  Reports on Form 8-K

     During the third quarter of 1995, the Registrant filed a Current Report on Form 8-K dated August 9, 1995, pertaining to the sale of Alexander Hamilton Life Insurance Company of America to Jefferson-Pilot Corporation.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HOUSEHOLD INTERNATIONAL, INC.
                            -----------------------------
                            (Registrant)


Date:  November 13, 1995                       By:  /s/ David A. Schoenholz
       -----------------                       ----------------------------
                                               David A. Schoenholz,
                                               Senior Vice President -
                                               Chief Financial Officer
                                               and on behalf of
                                               Household International, Inc.

                                 Exhibit Index
                                 -------------

3.(i) Restated Certificate of Incorporation of Household International, as amended.

12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

21        List of Household International subsidiaries.

27        Financial Data Schedule.