Form 10-K
period 1995-12-31
HOUSEHOLD INTERNATIONAL INC
filed 1996-03-28
CIK 354964

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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
           (State of incorporation)                 (I.R.S. Employer Identification No.)
               2700 SANDERS ROAD
          PROSPECT HEIGHTS, ILLINOIS                                60070
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (847) 564-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                               Name of each exchange
                  Title of each class                           on which registered
-------------------------------------------------------     ----------------------------
COMMON STOCK, $1 PAR VALUE                                  NEW YORK STOCK EXCHANGE AND
                                                            CHICAGO STOCK EXCHANGE
DEPOSITARY SHARES (EACH REPRESENTING ONE-TENTH SHARE OF     NEW YORK STOCK EXCHANGE
  9 1/2% CUMULATIVE PREFERRED STOCK, SERIES 1991-A, NO
  PAR, $100 STATED VALUE)

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

     AT MARCH 13, 1996, THERE WERE 97,351,868 SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $6.425 BILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN PORTIONS OF THE REGISTRANT'S 1995 ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995: PARTS I, II AND IV.

     CERTAIN PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 1996 ANNUAL MEETING SCHEDULED TO BE HELD MAY 8, 1996: PART III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.

ITEM 1. BUSINESS.

GENERAL

     Household International, Inc. is a publicly owned corporation which, through its subsidiaries ("Household International" or the "Company"), is primarily engaged in the business of consumer lending in the United States, Canada and the United Kingdom. The Company employs approximately 13,000 people and serves approximately 19.6 million customer accounts.

     Household International was created in 1981 as a result of a shareholder approved restructuring of Household Finance Corporation ("HFC"), a publicly owned corporation since 1925, whereby Household International became a holding company for various subsidiaries, including HFC. At that time Household International had interests in the financial services, manufacturing, transportation and merchandising industries. In 1985 the Company began to restructure its operations away from being a diversified conglomerate. This action resulted in the disposition of its merchandising (1985), transportation
(1986) and manufacturing (1989-1990) businesses.

     The products offered by Household International, a description of the geographic markets in which the Company operates and summary financial information for the Company is set forth in the Company's Annual Report to Shareholders (the "1995 Annual Report"), portions of which are incorporated herein by reference. See pages 1, 16 through 67 of the 1995 Annual Report. The Company markets its products to its customers through a number of different distribution channels, including consumer finance branch offices, consumer bank branch offices, retail merchants, direct mail and telemarketing.

     1995 DEVELOPMENTS. During 1995 the Company completed several initiatives begun in late 1994 to focus its emphasis on certain businesses and improve its operating efficiency and competitiveness in the marketplace. In the second and third quarters of 1995, the Company sold 119 consumer bank branches, including approximately $3.4 billion of customer deposits in California, Maryland, Virginia, Ohio and Indiana. The Company also completed its exit from its traditional first mortgage business in 1995 by selling its domestic first mortgage servicing business and its Canadian first mortgage servicing business, the latter including substantially all of the owned first mortgage portfolio.

     In October 1995, the Company sold the individual life and annuity product lines of the business segment formerly reported as the "Individual Life Insurance" business segment, and retained the credit life insurance business. Remaining insurance lines also include periodic payment annuities and corporate life insurance products, which the Company is no longer offering. Therefore, the Company will now report results for the formerly reported "Finance and Banking" business segment and the remaining insurance product lines on a combined basis.

     As a result of the sale of the individual life and annuity product lines of its individual life insurance business and the disposition of the other businesses described above, the Company recorded an after-tax gain of $69 million in 1995 and after-tax nonrecurring costs of $10 million in connection with staff reductions and consolidation of certain operations pertaining to these initiatives.

     In 1995 the Company's credit card operations in the United States continued to grow, principally through the continuing success of the GM Cardsm. The GM Card is a general-purpose credit card which allows the users thereof to earn credit toward the purchase or lease of new General Motors vehicles. The GM Card was publicly introduced in the United States in September 1992 and as of December 31, 1995, there were approximately 7.8 million accounts in the United States which had generated approximately $7.9 billion of credit card receivables. The Company also acquired in the fourth quarter of 1995 two Visa/MasterCard* portfolios totaling approximately $570 million.

     During 1995 the Company's Canadian operation reported a profit, compared to losses in 1994 and 1993, benefitting from improved efficiencies and from the sale in the fourth quarter of its first mortgage business, including approximately $825 million of owned and $614 million of serviced first mortgages and approximately $725 million in deposits.

---------------

* VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated, respectively.

     During 1995 the Company redeemed for cash or common stock all shares of the $6.25 cumulative convertible preferred stock subject to mandatory redemption provisions and also redeemed $115 million of preferred stock consisting of all of the outstanding shares of each of the 9.50 percent cumulative preferred stock, Series 1989-A, and the 9.50 percent Flexible Rate Auction Preferred Stock, Series B. In addition, a subsidiary of the Company issued $75 million of
8.25 percent company obligated mandatorily redeemable preferred securities of subsidiary trust during 1995.

RESULTS OF OPERATIONS

     Total receivables at December 31, classified by type, consisted of the following (in millions):

                                                  1995          1994          1993
                                                ---------     ---------     ---------
              First mortgage (1)............    $ 2,066.9     $ 3,364.2     $ 3,534.1
              Home equity...................      4,148.2       2,865.6       2,850.9
              Visa/MasterCard...............      5,512.0       4,788.9       4,356.9
              Merchant participation........      3,696.2       2,564.9       2,636.5
              Other unsecured...............      5,019.2       5,137.2       4,320.8
              Commercial (2)................      1,289.6       1,834.8       2,831.2
                                                ---------     ---------     ---------
              Total owned receivables.......    $21,732.1     $20,555.6     $20,530.4
                                                 ========      ========      ========

---------------

(1) In late 1994 the Company exited the traditional first mortgage business.

(2) In connection with the Company's decision to discontinue originating receivables previously reported as "Other Secured" and to manage the liquidation of such portfolio as part of the discontinued commercial business, and due to the nature of such receivables, the Company has combined "Other Secured" with commercial loans. To better analyze trends, selected balance sheet data prior to December 31, 1995 have been restated to reflect this combination.

     Household International is primarily engaged in the business of consumer lending in the United States, the United Kingdom and Canada, with consumer receivables of $20.4 billion, representing approximately 70 percent of total assets at December 31, 1995. The Company offers the following types of consumer loans: home equity, Visa/MasterCard, merchant participation and other unsecured. The Company's primary target customer for consumer lending is generally between 25 and 50 years of age with a household income of $15,000 to $50,000. Approximately 87 percent of the Company's consumer receivables are located in the United States.

     In its consumer lending businesses, the Company competes with banks, thrifts, finance companies and other financial institutions by offering a variety of consumer products, maintaining a strong service orientation and developing innovative marketing programs. The Company has focused on being a low-cost producer in its financial services businesses. Highly automated processing facilities have been developed to support underwriting, loan administration and collection functions across consumer business lines. By supporting its multiple-distribution networks with centralized processing centers, the Company has improved efficiency through specialization and economies of scale. A centralized collection system for past due accounts is augmented by early collection efforts in the consumer finance branch network for products other than credit cards.

     Underwriting and collection of consumer credit products have been segregated and centralized over the last several years, which functions are supported by automated systems which analyze the likelihood of delinquency or bankruptcy. The Company considers factors such as the applicant's income, expenses, paying habits, value of collateral, if any, and length and stability of employment in its effort to determine whether the borrower has the ability to support the loan.

     Since 1988 the Company has significantly increased its portfolio of receivables sold and serviced with limited recourse. This portfolio has grown from zero in the beginning of 1988 to approximately $14.9 billion at year-end 1995. The Company was the first public issuer of home equity loan asset-backed securities in 1988 and continues to be one of the largest issuers of asset-backed securities. In 1995, including replenishment of certificate holders interests, the Company securitized and sold approximately $23.5 billion of receivables.

     The Company's net income in 1995 was 23 percent higher than in 1994. The Company has continued to invest in the development of its Visa/MasterCard, merchant participation credit card and consumer finance services which have been important contributors to the Company's growth. Major business units within the Company are described below.

Household Finance Corporation

     Household Finance Corporation traces its origins to a loan office established in 1878. HFC offers a variety of secured and unsecured lending products to middle-income customers through a network of 483 branch lending offices throughout the United States. This business is conducted primarily through state-licensed companies.

     HFC's operations primarily focus on home equity loans and unsecured credit products, which are offered on both a fixed rate and floating rate basis, as these products are preferred by consumers due to the flexible nature of the credit relationship, where the timing and amount of borrowing can be tailored to the borrower's particular circumstances. Home equity loans and unsecured consumer credit products in the HFC network represented approximately 33 percent of total consumer managed receivables (those receivables that are owned and serviced with limited recourse) at December 31, 1995. Home equity loans, representing approximately 21 percent of total consumer managed receivables at December 31, 1995, historically have lower chargeoff rates than unsecured credit products.

Household Retail Services

     Household Retail Services ("HRS") is a revolving credit merchant participation business. HRS purchases and services merchants' revolving charge accounts. These accounts result from consumer purchases of electronics, furniture, appliances, home improvement products and other durable merchandise, and generally are without credit recourse to the originating merchant. Loans are underwritten by HRS based on its credit standards. This business is an important source of new customers to the Company's consumer finance business. HRS believes it is the second largest provider of private-label credit cards in the United States. This business is conducted through state-licensed companies and through Household Bank (Illinois), National Association and may be conducted by other affiliates of the Company.

Household Credit Services

     Household Credit Services is the tradename used for the marketing throughout the United States of Visa/MasterCard credit cards issued by one of the Company's subsidiary national credit card banks, Household Bank, f.s.b., or one of the other financial institutions affiliated with Household International. Household Credit Services had $12.9 billion of Visa/MasterCard receivables owned and serviced with limited recourse at December 31, 1995, an increase of $2.1 billion from December 31, 1994. The Company has been ranked as the seventh largest issuer of VISA and MasterCard credit cards in the United States.

     The Company strives to build its Visa/MasterCard business by developing strategic alliances with industry leaders to effectively create and market general purpose credit cards to targeted consumers. In accordance with this philosophy, the Company established a program with Ameritech Corporation in 1991, General Motors Corporation in 1992 (expanding the relationship with General Motors in 1993 to issue the GM Card from Vauxhall in the United Kingdom), Charles Schwab & Co. in 1993, Pacific Bell in 1994 and U.S. West in 1995. The Company continues to explore similar relationships with various other entities.

     The Company evaluates Visa/MasterCard acquisitions utilizing criteria related to strategic fit and economic value. To assess strategic fit, the Company considers the following: the composition and behavior of the customer franchise; product pricing compatibility with the Company's pricing strategies; geographic distribution of the customer base; and opportunities to add value through improved portfolio management. To assess economic value, the Company evaluates the risk/return characteristics of the portfolio, particularly with respect to revenue-generating potential and asset quality, and identifies and quantifies legitimate opportunities to add value through price changes, more efficient servicing, improved collections, and credit line management. The Company also applies traditional financial analysis techniques to evaluate financial returns in relation to the proposed investment.

     The Visa/MasterCard business is a highly competitive and fragmented industry currently in the process of consolidation. The Company believes its size provides substantial competitive advantages over smaller credit card issuers through operating efficiencies. Currently, the Company's largest account base is in California supplemented by significant hubs in the Midwestern and Eastern United States. The Company's focus is to develop a diverse customer franchise that contains three to four hubs of concentration while employing value-based pricing. These hubs are expected to promote operating and marketing efficiencies without creating over-dependence on a single geographic area that would potentially expose the Company to regional credit risk and usage patterns.

Household Bank, f.s.b.

     Household Bank, f.s.b. (the "Bank"), a federally chartered savings bank, is engaged in the consumer banking business. At December 31, 1995, the Bank's assets totaled $8.1 billion, while its total deposits were approximately $4.3 billion. The Company views deposits as a stable and relatively low-cost source of funding if gathered efficiently. The Company's consumer banking strategy is intended to diversify its funding base, provide a stable and relatively low-cost funding source, create a more competitively leveraged entity and market financial service products to a different customer base.

     During 1995 the Bank continued to realign the geographic presence of its banking activities by focusing its activities in Illinois by selling its banking operations, including the related deposits, in California, Maryland, Virginia, Ohio and Indiana.

International Operations

     International operations in Canada and the United Kingdom accounted for approximately 13 percent of owned receivables at December 31, 1995. Due to the similarities of operations and in order to provide the lowest cost services possible, the Company integrated certain consumer finance and private-label credit card operations previously conducted in Canada with such business operations in the United States such that processing capacity can be utilized as needed in both Canada and the United States. The Canadian consumer finance business has operated under the HFC tradename. In the fourth quarter, the Company sold the Canadian first mortgage servicing business, including substantially all of the owned first mortgage portfolio. At December 31, 1995, the Canadian operation had $1.1 billion of receivables. In the United Kingdom, the Company owns HFC Bank plc, a fully licensed United Kingdom bank. HFC Bank plc had 140 branches at December 31, 1995 and approximately $1.7 billion of owned receivables. The Company's United Kingdom operation reported an increase in net income in 1995, earning $44.9 million compared to $27.7 million in 1994. This was primarily attributable to improved efficiency, higher net interest margin and increased insurance revenues.

Credit Insurance

     In conjunction with its consumer lending operations and where applicable laws permit, the Company makes credit life, credit accident and health, term and specialty insurance products available to its customers. This insurance generally is directly written by or reinsured with Household Life Insurance Company or its affiliates.

Other Businesses

     During 1995 the Company began developing its auto finance business, initially focusing in the Midwest. In addition to working with a dealer network, the Company also began offering this product through certain of its branch operations.

     The Company's remaining commercial operations have continued to decline in size. Commercial receivables declined by $545 million in 1995 after declining by $996 million in 1994. Approximately 4 percent of total managed receivables portfolio at December 31, 1995 consisted of commercial receivables.

INVESTMENT SECURITIES

     The Company maintains investment portfolios in both its non-insurance and insurance operations. After the sale by the Company of its individual life and annuity product lines of the life insurance business, including approximately $5.7 billion of investment securities, the Company's total investment portfolio at December 31, 1995 was approximately $4.6 billion, of which approximately $2.9 billion of such investment securities were held by the Company's insurance subsidiaries. The composition of these portfolios is set forth on pages 39 and 40 of the 1995 Annual Report. Approximately 22 percent of the Company's investment securities are also held by the Bank, with the remaining portion of the Company's investment portfolio being held by its other subsidiaries.

FUNDING RESOURCES

     As a financial services organization, Household International must have access to funds at competitive rates, terms and conditions to be successful. Household International and its subsidiaries fund their operations in the global capital markets, primarily through the use of commercial paper, thrift notes, medium-term notes and long-term debt, and have used derivative financial instruments to hedge their currency and interest rate exposure. Four nationally recognized statistical rating organizations currently assign "investment grade" ratings to the debt and preferred stock issued by the Company and its subsidiaries, HFC and the Bank. In addition, these organizations rated the commercial paper of HFC in their highest rating category and three of these organizations rated the commercial paper of Household International in their highest rating category. A portion of the Company's funding base also consists of deposits obtained through its consumer banking business. At December 31, 1995 the Company's total deposits were $4.7 billion. Deposits decreased from $8.4 billion in 1994 primarily due to the previously mentioned sales of deposits in the United States and Canada. This source of funding was substantially replaced by the issuance of debt instruments in the money and capital markets.

     The securitization and sale of consumer receivables continues to be an important source of liquidity for the Company. During 1995 the Company's subsidiaries initially securitized and sold approximately $5.4 billion of home equity, merchant participation, Visa/MasterCard and other unsecured receivables.

     In the normal course of its business, the Company enters into a variety of derivative and other off-balance sheet transactions primarily to manage and reduce its exposure to certain risks, including interest rate and foreign exchange risks. Interest rate swaps are the principal arrangements used by the Company to manage interest rate risk. These swaps synthetically alter the interest rate risk inherent in the various products offered by the Company. The majority of the Company's interest rate swaps are used to synthetically convert floating rate assets to fixed rate, fixed rate debt to floating rate, or floating rate assets or debt from one floating rate index to another. Occasionally, interest rate swaps are used to convert fixed rate assets to a floating rate, or floating rate debt to fixed rate. Interest rate swaps are also used to synthetically alter interest rate characteristics on certain receivables that are securitized and serviced with limited recourse. Since each of the Company's foreign operations does business in its local currency, the Company also enters into foreign exchange contracts primarily to hedge its investment in such foreign operations. A description of the Company's use of interest rate swaps and foreign exchange contracts is set forth on pages 31 and 32 and 46 through 50 of the 1995 Annual Report.

REGULATION AND COMPETITION

     REGULATION. The Company's businesses are subject to various regulations covering their conduct. Generally, HFC's consumer branch lending offices are regulated by legislation and licensed in those jurisdictions where they operate. Such licenses have limited terms but are renewable, and are revocable for cause. In addition to licensing provisions, statutes in some jurisdictions may provide that a loan not exceed a certain period of time, or may place limits on the size or interest rate of the loan. HFC's sales finance business is also subject to regulatory legislation in certain jurisdictions which, among other things, may limit the interest rates or fees which may be charged or which may inhibit HFC's ability to collect or foreclose upon delinquent loans. All of Household International's consumer finance operations are subject to laws relating to discrimination in credit extensions, use of credit reports, disclosure of credit terms, and correction of billing errors.

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

     The Budget Reconciliation legislation currently being considered by the Congress of the United States contains a provision for a special assessment to be levied against thrift institutions to adequately capitalize the Savings Association Insurance Fund ("SAIF") of the FDIC. In the current form, which is subject to change, the Bank would pay a one-time premium to SAIF based upon qualifying deposits as of a certain date. Currently, the date to determine the amount of deposits on which this premium would be assessed has not yet been finalized but could precede the dates of deposits sold by the Bank during 1995. Thus the Bank could be assessed a premium on deposit balances it sold during 1995. In addition, the rate at which the premium would be assessed has also not been finalized.

     The operation of the Company's insurance business is subject to regulatory supervision under the laws of the states in which it operates. Regulations vary from state to state but generally cover licensing of insurance companies, premium rates, dividend restrictions, types of insurance that may be sold, permissible investments, policy reserve requirements, and insurance marketing practices.

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

     The financial services industry is highly competitive, and the Company's financial services businesses compete with a number of institutions that extend credit to consumers and businesses, some of which are larger than the Company. The Company competes not only with other finance companies, banks, and savings and loan companies, but also with credit unions and retailers. The Company's insurance business competes with many other insurance companies offering similar products.

ITEM 2. PROPERTIES.

     Household International has operations in 40 states in the United States, 10 provinces in Canada and in the United Kingdom with principal facilities located in Anaheim, California; Chesapeake, Virginia; Elmhurst, Illinois; Hanover, Maryland; Las Vegas, Nevada; North York, Ontario, Canada; Pomona, California; Prospect Heights, Illinois; Salinas, California; Windsor, Berkshire, United Kingdom and Wood Dale, Illinois.

     Substantially all branch offices, bank branches, divisional offices, corporate offices, regional processing and regional servicing center space is operated under lease with the exception of the headquarters building for HFC Bank plc in the United Kingdom and an administrative facility in Las Vegas, Nevada. The Company believes that such properties are in good condition and are adequate to meet its current and reasonably anticipated needs.

     Household International has invested in property and technological improvements to achieve greater efficiencies in the marketing, servicing and production of its loan products. During 1995 the Company invested $76 million in capital expenditures, compared to $197 million in 1994 and $110 million in 1993. In 1994 the Company had incurred expenditures to construct a new credit card facility and to develop a comprehensive customer service computer system for the consumer finance business in the United States. Automobiles, office equipment and real estate properties owned and in use by the Company are not significant in relation to the total assets of the Company.

ITEM 3. LEGAL PROCEEDINGS.

     The Company has developed and maintains dedicated compliance functions to monitor its business operations with a focus to ensure compliance with all applicable laws. Notwithstanding, the Company and its subsidiaries are parties to various legal proceedings, including product liability and environmental claims, resulting from ordinary business activities related to its current operations and/or former businesses which were managed as independent subsidiaries of the Company. Certain of these actions are or purport to be class actions seeking damages in very large amounts. Due to the uncertainties in litigation and other factors, no assurance can be given that the Company or its subsidiaries will ultimately prevail in each instance. The Company believes that it possesses meritorious defenses to these actions and any adverse decision should not materially affect the financial condition of the Company.

     During the past several years, the press has widely reported certain industry related concerns which may impact the Company and its subsidiaries. One such industry condition has been the litigation activities by the Alabama plaintiff bar against finance and insurance companies operating in that state, the large punitive awards obtained from juries in that state, and the failure of the state Supreme Court to reverse many of those awards. Like other companies in this industry, the Company has litigation in Alabama. As of March 1, 1996, there were 28 lawsuits pending against subsidiaries of the Company in Alabama. These cases generally allege inadequate disclosure of financing terms. In each suit, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Appropriate insurance carriers have been notified of each claim, and reservations of rights letters have been received. Recently, a subsidiary of the Company obtained its dismissal from an Alabama action through the summary judgment process, and the plaintiff has filed a notice of appeal. The Company's subsidiaries believe they have substantive legal defenses to these claims and are prepared to defend each case vigorously. However, the judicial climate in Alabama is such that the outcome of all of these cases is unpredictable.

     Another industry issue relates to the exportation of fees by banks which issue credit cards. Since October 1991, a number of lawsuits and administrative actions have been filed in several states against national banks that issue credit cards which challenge various fees and charges (such as late fees, over-the-limit fees, returned check charges and annual membership fees) assessed by the banks claiming that restrictions or prohibitions under state law are applicable to credit card issuing banks located in other states. Two state supreme courts (California and Colorado) and two federal appeals courts have affirmed dismissal of these cases on the ground that individual state prohibitions on assessing these fees or charges are preempted by federal laws. However, in late 1995, the New Jersey Supreme Court ruled (in an action in which neither the Company nor its subsidiaries were named) that state prohibitions on late fees are not preempted. The issue is now before the United States Supreme Court which has agreed to review the California late fee case to resolve the conflict. Household Bank (Nevada), N.A., the Company's primary issuer of bank credit cards, and Household Bank, f.s.b., are involved in similar cases in California, Wisconsin and Pennsylvania, and in one of the federal appeals court decisions referred to above.

     The Company believes that credit card issuing banks throughout the country have a strong case for federal preemption which is supported by interpretations of the Office of the Comptroller of the Currency. If the United States Supreme Court resolves the case before it adversely to the card issuing banks, the decision could have the effect of limiting certain fees and charges that could be assessed on credit card accounts and potentially could require other courts to order virtually all card issuing banks, including Household International's credit card issuing banks, to pay refunds and/or civil penalties. It is not possible to predict the effect of any adverse ruling by the United States Supreme Court to the credit card industry as it is not possible to determine the amount of any refunds and/or penalties that might be required to be paid. An adverse ruling that requires any such payment potentially could have an adverse impact on the members of the credit card industry in the United States, including Household International. The Company believes the ultimate resolution of this matter would not affect its relative position in the credit card industry.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following information on executive officers of Household International is included pursuant to Item 401(b) of Regulation S-K. Information with respect to Mr. William F. Aldinger, the President and Chief Executive Officer of the Company, is incorporated herein by reference to "Election of Household Directors -- Information Regarding Nominees" in Household International's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders scheduled to be held May 8, 1996 (the "1996 Proxy Statement"). References herein to "Household" refer to Household International, Inc. for all periods after June 26, 1981 (the date of the corporate restructuring by which Household International became the holding company of Household Finance Corporation) and to Household Finance Corporation on and before such date.

     Donald C. Clark, age 64, is Chairman of the Board. Mr. Clark has been employed with Household since 1955. He was elected Chairman of the Board in 1984, and served as Chief Executive Officer of Household from 1982 through 1994, and President from 1977 through 1987.

     Lawrence N. Bangs, age 59, was appointed Group Executive-Insurance, U.S. Consumer Banking, Auto Finance and the United Kingdom in 1995. Mr. Bangs joined Household in 1959 and has served in various capacities in the Company's U.S. consumer finance operations and United Kingdom operations, most recently as Managing Director and Chief Executive Officer of HFC Bank plc.

     Robert F. Elliott, age 55, was appointed Group Executive-U.S. Consumer Finance and Canada in 1994. Prior thereto, from April 1993 to September 1994, he was Group Executive-Office of the President and from 1988 to 1993 he was Group Executive-U.S. Consumer Finance and Australia. Mr. Elliott joined Household in 1964 and has served in various capacities in the Company's consumer finance business during his career with Household.

     Joseph W. Saunders, age 50, joined Household in 1985. He was appointed Group Executive-U.S. BankCard and Household Retail Services, Inc. in 1994, having previously served, from April 1993 to September 1994, as Group Executive-Office of the President and prior thereto as Group Executive-U.S. BankCard and Canada.

     David A. Schoenholz, age 44, was appointed Executive Vice President-Chief Financial Officer of Household in 1996, having previously served as Senior Vice President-Chief Financial Officer since 1994, Vice President-Chief Accounting Officer since 1993, Vice President since 1989 and Controller since 1987. He joined Household in 1985 as Director-Internal Audit.

     Glen O. Fick, age 49, was appointed Group Executive-Commercial Finance in 1991. Mr. Fick joined Household in 1971 and has served in various capacities in the Company's treasury, corporate finance and investor relations departments, as well as the specialty commercial services division of its commercial finance business.

     David B. Barany, age 52, was appointed Senior Vice President-Chief Information Officer of Household in 1996, having previously served as Vice President-Chief Information Officer since 1988. Mr. Barany joined Household in 1985 as Vice President/Controller of Household's financial services business.

     Colin P. Kelly, age 53, was appointed Senior Vice President-Human Resources of Household in 1996, having previously served as Vice President-Human Resources since 1988. Mr. Kelly joined Household in 1965 and has served in various management positions, most recently as Senior Vice President-Human Resources of Household's financial services business.

     Kenneth H. Robin, age 49, was appointed Senior Vice President-General Counsel of Household in 1996, having previously served as Vice President-General Counsel of Household since 1993. He joined Household in 1989 as Assistant General Counsel-Financial Services.

     Charles A. Albright, age 53, was appointed Vice President-Chief Credit Officer in 1995, having previously served as Vice President-Credit Cycle Management since joining Household in 1987.

     Edgar D. Ancona, age 43, was appointed Managing Director-Treasurer of Household in 1996, having previously served as Vice President-Treasurer since joining Household in 1994. For the previous 17 years he held a variety of treasury and operational positions with Citicorp.

     John W. Blenke, age 40, was appointed Vice President-Corporate Law and Assistant Secretary of Household in 1996, having previously served as Assistant General Counsel and Secretary since 1993, and Assistant General
Counsel-Securities and Corporate Law and Assistant Secretary since 1991. Mr. Blenke joined Household in 1989 as Corporate Finance Counsel.

     Michael A. DeLuca, age 47, was appointed Managing Director-Taxes of Household in 1996, having previously served as Vice President-Taxes from 1988 to 1996. Mr. DeLuca joined Household in 1985 as Director of Tax Planning and Tax Counsel.

     Richard J. Kolb, age 43, joined Household in 1995 as Vice
President-Controller. Prior to joining Household, Mr. Kolb held a variety of financial positions with Wells Fargo Bank since 1982, most recently serving as Vice President and Group Finance Officer.

     Randall L. Raup, age 42, was appointed Managing Director-Strategy and Development in 1996, having previously served as Vice President-Strategy and Development since 1995. Since joining Household in 1984, Mr. Raup has held positions in the planning, treasury control, corporate reporting and internal audit areas.

     Paul R. Shay, age 42, was appointed Assistant General Counsel and Secretary of Household in 1996, having previously served as Executive Director/General Counsel and Secretary for Household's insurance subsidiary. Prior to joining Household in 1993, Mr. Shay served in various capacities within the legal function during his tenure with Citicorp/Citibank between 1978 and 1993.

     Craig A. Streem, age 46, joined Household in 1996 as Vice President-Investor Relations. Prior to joining Household, he was Corporate Vice President and Director of Investor Relations of PaineWebber Group, Inc., from 1995 to 1996, Vice President of Investor Relations and Corporate Secretary of National Media Corporation from 1992 to 1994, and has held various positions in the investor relations, corporate treasury and corporate accounting and reporting areas of American Express Company from 1979 to 1992.

     There are no family relationships among the executive officers of the Company. The term of office of each executive officer is at the discretion of the Board of Directors.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The number of shareholders of record of Household International's Common Stock, as of March 13, 1996, was 11,674. Household International common stock is listed on the New York and Chicago Stock Exchanges. During 1995 Household International common stock quarterly results were as follows:

                                                                 MARKET PRICE
                                                     (MARKET PRICES ARE STATED IN DOLLARS)
                                                                                           DIVIDENDS
                                                    QUARTER        HIGH        LOW          DECLARED
                                                    -------        ----        ---          ---------
                                                      1st            45        35 7/8         $.315
                                                      2nd            51 1/2    43 1/8          .315
                                                      3rd            62        48 7/8          .340
                                                      4th            68 3/8    54 1/4          .340

     Additional information required by this Item is incorporated by reference to page 66 of Household International's 1995 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

     Information required by this Item is incorporated by reference to page 18 of Household International's 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information required by this Item is incorporated by reference to pages 22 through 32 of Household International's 1995 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements of Household International and subsidiaries meeting the requirements of Regulation S-X, and supplementary financial information specified by Item 302 of Regulation S-K, are incorporated by reference to pages 19 through 21 and pages 33 through 65 of Household International's 1995 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this Item is incorporated by reference to "Election of Household Directors -- Information Regarding Nominees" and "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" in Household International's 1996 Proxy Statement. Also, information on certain Executive Officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item is incorporated by reference to "Remuneration of Executive Officers", "Savings -- Stock Ownership and Pension Plans", "Incentive and Stock Option Plans", and "Directors' Compensation" in Household International's 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item is incorporated by reference to "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in Household International's 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item is incorporated by reference to "Remuneration of Executive Officers" in Household International's 1996 Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS.

     The following financial statements, together with the opinion thereon of Arthur Andersen LLP, dated January 24, 1996, appearing on pages 19 through 21, pages 33 through 59 and pages 61 and 65 of Household International's 1995 Annual Report are incorporated herein by reference. An opinion of Arthur Andersen LLP is included in this Annual Report on Form 10-K.

     Household International, Inc. and Subsidiaries:

        Statements of Income for the Three Years Ended December 31, 1995.

        Balance Sheets, December 31, 1995 and 1994.

        Statements of Cash Flows for the Three Years Ended December 31, 1995.

        Statements of Changes in Preferred Stock and Common Shareholders' Equity for the Three Years Ended December 31, 1995.

        Notes to Financial Statements.

        Independent Auditors' Report.

        Selected Quarterly Financial Data (Unaudited).

(B) REPORTS ON FORM 8-K.

     During the three months ended December 31, 1995, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing supplementary financial information for Household International for the nine months ended September 30, 1995, as a result of the sale as of October 1, 1995 by Household Group, Inc., a wholly-owned subsidiary of Household International, of Alexander Hamilton Life Insurance Company of America to Jefferson-Pilot Corporation.

(C) EXHIBITS.

    2               Stock Purchase Agreement by and among Household Group, Inc., the Company,
                    Alexander Hamilton Life Insurance Company of America and Jefferson-Pilot
                    Corporation dated August 9, 1995 (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K dated August 9, 1995).
    3(i)            Restated Certificate of Incorporation of Household International, as
                    amended (incorporated by reference to Exhibit 3(i) of the Company's
                    Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
    3(ii)           Bylaws of Household International, as amended January 10, 1995
                    (incorporated by reference to Exhibit 3(ii) of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 1995).
    4(a)            Standard Multiple-Series Indenture Provisions for Senior Debt Securities
                    of Household Finance Corporation dated as of June 1, 1992 (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of
                    Household Finance Corporation, No. 33-48854).
    4(b)            Indenture dated as of December 1, 1993 for Senior Debt Securities between
                    Household Finance Corporation and The Chase Manhattan Bank (National
                    Association), as Trustee (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of Household Finance Corporation,
                    No. 33-55561).
    4(c)            The principal amount of debt outstanding under each other instrument defining the rights of holders of long-term senior and senior subordinated debt of Household International and its subsidiaries does not exceed 10 percent of the total assets of Household International and its subsidiaries on a consolidated basis. Household International agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of long-term senior and senior subordinated debt of Household International and its subsidiaries.

    10.1            Household International Key Executive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1994).
    10.2            Household International Corporate Executive Bonus Plan.
    10.3            Household International Long-Term Executive Incentive Compensation Plan,
                    as amended.
    10.4            Forms of stock option, restricted stock rights and performance share award agreements under the Household International Long-Term Executive
                    Incentive Compensation Plan.
    10.5            Household International Directors' Retirement Income Plan (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K
                    for the fiscal year ended December 31, 1993).
    10.6            Household International Deferred Fee Plan for Directors.
    10.7            Household International Deferred Phantom Stock Plan for Directors.
    10.8            Form of restricted stock compensation agreement for the Company's non-management directors (incorporated by reference to Exhibit 10(f) of the Company's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1989).
    10.9            Executive Employment Agreement between the Company and W. F. Aldinger
                    (incorporated by reference to Exhibit 10.8 of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 1995).
    10.10           Executive Employment Agreement between the Company and D. C. Clark
                    (incorporated by reference to Exhibit 10.7 of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 1995).
    10.11           Executive Employment Agreement between the Company and J. W. Saunders
                    (incorporated by reference to Exhibit 10.10 of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended September 30, 1994).
    10.12           Executive Employment Agreement between the Company and R. F. Elliott
                    (incorporated by reference to Exhibit 10.11 of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended September 30, 1994).
    10.13           Executive Employment Agreement between the Company and D. A. Schoenholz.
    12              Statement of Computation of Ratio of Earnings to Fixed Charges and to
                    Combined Fixed Charges and Preferred Stock Dividends.
    13              Material incorporated by reference to the Company's 1995 Annual Report to
                    Shareholders.
    21              List of Household International subsidiaries.
    23              Consent of Arthur Andersen LLP, Certified Public Accountants.
    24              Power of Attorney, included on page 13 hereof.
    27              Financial Data Schedule.
    99(a)           Annual Report on Form 11-K for the Household International Tax Reduction
                    Investment Plan (to be filed by amendment).

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

        X--Supplementary Income Statement Information.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HOUSEHOLD INTERNATIONAL, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        HOUSEHOLD INTERNATIONAL, INC.

Dated: March 27, 1996

                                        By      /s/  W. F. ALDINGER

                                        ----------------------------------------
                                               W. F. Aldinger, President
                                              and Chief Executive Officer

     EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS J. W. BLENKE AND L. S. MATTENSON AND EACH OR ANY OF THEM (WITH FULL POWER TO ACT ALONE), AS HIS/HER TRUE AND LAWFUL ATTORNEY-IN-FACT AND AGENT, WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION, FOR HIM/HER IN HIS/HER NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN THIS FORM 10-K AND ANY AND ALL AMENDMENTS TO THIS FORM 10-K AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO, AND ALL OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO EACH SUCH ATTORNEYS-IN-FACT AND AGENT FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUISITE AND NECESSARY TO BE DONE, AS FULLY TO ALL INTENTS AND PURPOSES AS HE/SHE MIGHT OR COULD DO IN PERSON, HEREBY RATIFYING AND CONFIRMING ALL THAT SUCH ATTORNEYS-IN-FACT AND AGENTS OR THEIR SUBSTITUTES MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

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

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------   -------------------------   --------------------
             /s/  W. F. ALDINGER                President, Chief
---------------------------------------------   Executive
              (W. F. Aldinger)                  Officer and Director

              /s/  D. C. CLARK                  Chairman of the Board
---------------------------------------------   and Director
                (D. C. Clark)

             /s/  R. J. DARNALL                 Director
---------------------------------------------
               (R. J. Darnall)

              /s/  G. G. DILLON                 Director                     }March 27, 1996
---------------------------------------------
               (G. G. Dillon)

            /s/  J. A. EDWARDSON                Director
---------------------------------------------
              (J. A. Edwardson)

              /s/  M. J. EVANS                  Director
---------------------------------------------
                (M. J. Evans)

          /s/  J. D. FISHBURN, M.P.             Director
---------------------------------------------
           (J. D. Fishburn, M.P.)

          /s/  C. F. FREIDHEIM, JR.             Director
---------------------------------------------
           (C. F. Freidheim, Jr.)

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------   -------------------------   --------------------
               /s/  L. E. LEVY                  Director
---------------------------------------------
                (L. E. Levy)

              /s/  G. A. LORCH                  Director
---------------------------------------------
                (G. A. Lorch)

             /s/  J. D. NICHOLS                 Director
---------------------------------------------
               (J. D. Nichols)

             /s/  J. B. PITBLADO                Director
---------------------------------------------                               }March 27, 1996
              (J. B. Pitblado)

             /s/  S. J. STEWART                 Director
---------------------------------------------
               (S. J. Stewart)

          /s/  L. W. SULLIVAN, M.D.             Director
---------------------------------------------
           (L. W. Sullivan, M.D.)

              /s/  R. C. TOWER                  Director
---------------------------------------------
                (R. C. Tower)

            /s/  D. A. SCHOENHOLZ               Executive Vice President
---------------------------------------------   --
             (D. A. Schoenholz)                 Chief Financial Officer
                                                (also the principal
                                                accounting officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Household International, Inc.:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Household International, Inc.'s 1995 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(d) are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
January 24, 1996

                                                                    SCHEDULE III

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CONDENSED STATEMENTS OF INCOME
       (ALL DOLLAR AMOUNTS EXCEPT PER SHARE DATA ARE STATED IN MILLIONS.)

                                                                     YEAR ENDED DECEMBER 31
                                                                 ------------------------------
                                                                  1995        1994        1993
                                                                 ------      ------      ------
Equity in income of subsidiaries...............................  $489.2      $382.5      $326.7
Finance and other income.......................................    36.5        38.5        36.1
                                                                 ------      ------      ------
     Total income..............................................   525.7       421.0       362.8
                                                                 ------      ------      ------
Expenses:
     Administrative............................................    66.6        72.2        41.8
     Provision for credit losses...............................     2.4       (20.5)       19.1
     Interest..................................................    27.3        21.2        25.2
     Income tax benefits.......................................   (23.8)      (19.5)      (22.0)
                                                                 ------      ------      ------
     Total expenses............................................    72.5        53.4        64.1
                                                                 ------      ------      ------
Net income.....................................................  $453.2      $367.6      $298.7
                                                                 ======      ======      ======
Earnings per common share:
  Fully diluted................................................  $ 4.30      $ 3.50      $ 2.85
                                                                 ======      ======      ======
  Primary......................................................  $ 4.31      $ 3.52      $ 2.91
                                                                 ======      ======      ======

           See accompanying condensed notes to financial statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CONDENSED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                              DECEMBER 31
                                                                         ----------------------
                                                                           1995          1994
                                                                         --------      --------
Assets:

     Investments in and advances from subsidiaries....................   $3,130.9      $2,754.5
     Finance receivables..............................................         --         160.7
     Other assets.....................................................      479.9         415.0
                                                                         --------      --------
     Total assets.....................................................   $3,610.8      $3,330.2
                                                                         ========      ========
Liabilities and shareholders' equity:
     Commercial paper.................................................   $  286.5            --
     Bank borrowings..................................................         --      $  100.0
     Senior debt (with original maturities over one year).............      249.8         349.6
                                                                         --------      --------
     Total debt.......................................................      536.3         449.6
     Other liabilities................................................      103.6         357.6
     Company obligated mandatorily redeemable preferred securities of
      subsidiary trust................................................       75.0            --
     Convertible preferred stock subject to mandatory redemption......         --           2.6
     Preferred stock..................................................      205.0         320.0
     Common shareholders' equity......................................    2,690.9       2,200.4
                                                                         --------      --------
     Total liabilities and shareholders' equity.......................   $3,610.8      $3,330.2
                                                                         ========      ========

           See accompanying condensed notes to financial statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
CASH PROVIDED BY (USED IN) OPERATIONS.........................  $(335.7)    $  63.0     $(127.9)
                                                                -------     -------     -------
INVESTMENT IN OPERATIONS
Dividends from subsidiaries...................................    401.4       240.0       100.0
Investment in and advances to (from) subsidiaries, net........    (90.7)     (221.9)     (153.3)
Investment securities sold, net...............................       --          --        16.0
Finance receivables originated, net of collections............     (2.4)      (41.0)      (17.2)
Sale of finance receivables to subsidiary.....................    165.8          --          --
Purchase of property and equipment............................      (.2)        (.1)        (.2)
                                                                -------     -------     -------
Cash increase (decrease) from investment in operations........    473.9       (23.0)      (54.7)
                                                                -------     -------     -------
FINANCING AND CAPITAL TRANSACTIONS
Net increase (decrease) in commercial paper and bank
  borrowings..................................................    186.5       (53.8)       90.7
Retirement of senior debt.....................................   (100.0)     (100.0)     (100.0)
Issuance of senior debt.......................................       --       249.6          --
Dividends to shareholders.....................................   (154.0)     (146.5)     (141.3)
Issuance of company obligated mandatorily redeemable preferred
  securities of subsidiary trust..............................     75.0          --          --
Purchase of treasury stock....................................    (59.7)         --          --
Issuance of common stock......................................     24.7        13.6       313.3
Issuance of preferred stock...................................       --          --       100.0
Redemption of preferred stock.................................   (115.0)         --       (80.0)
                                                                -------     -------     -------
Cash increase (decrease) from financing and capital
  transactions................................................   (142.5)      (37.1)      182.7
                                                                -------     -------     -------
Increase (decrease) in cash...................................     (4.3)        2.9          .1
Cash at January 1.............................................      4.6         1.7         1.6
                                                                -------     -------     -------
CASH AT DECEMBER 31...........................................  $    .3     $   4.6     $   1.7
                                                                =======     =======     =======

           See accompanying condensed notes to financial statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
             NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

1. FINANCE RECEIVABLES

     Receivables at December 31 consisted of the following (in millions):

                                                                       1995      1994
                                                                      ------    ------
          Other unsecured..........................................       --    $165.8
          Credit loss reserve......................................       --      (5.1)
                                                                      ------    ------
                    Total..........................................       --    $160.7
                                                                      ======    ======

     In July 1995 the company sold at net book value approximately $166 million of receivables to one of its subsidiaries.

2. SENIOR DEBT (WITH ORIGINAL MATURITIES OVER ONE YEAR)

     Senior debt at December 31 consisted of the following (in millions):

                                                                       1995      1994
                                                                      ------    ------
          7.35% notes; due 1995....................................       --    $100.0
          Variable interest rate debt; 6.00% to 6.13%; due 1996 and
            1997...................................................   $250.0     250.0
          Unamortized discount.....................................      (.2)      (.4)
                                                                      ------    ------
                    Total..........................................   $249.8    $349.6
                                                                      ======    ======

3. COMMERCIAL PAPER

     The company began a commercial paper program during 1995. At December 31, 1995 the company had $400 million in committed back-up lines of credit to facilitate liquidity for this program. None of the lines of credit contained a material adverse change clause that could restrict availability.

4. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

     In June 1995 Household Capital Trust I ("the trust"), a wholly-owned subsidiary of the company, issued 3 million 8.25 percent Trust Originated Preferred Securities ("preferred securities") at $25 per preferred security. The sole asset of the trust is Junior Subordinated Deferrable Interest Notes ("junior subordinated notes") issued by the company. The junior subordinated notes mature on June 30, 2025 and are redeemable by the company in whole or in part beginning on June 30, 2000, at which time the preferred securities are callable. The trust may elect to extend the maturity of the preferred securities to June 30, 2044. The obligations of the company with respect to the junior subordinated notes, when considered together with certain undertakings of the company with respect to the trust, constitute a full and unconditional guarantee by the company of the trust's obligations under the preferred securities. As a result of this guarantee, the preferred securities are classified in the company's balance sheet as company obligated mandatorily redeemable preferred securities of subsidiary trust (representing the minority interest in the trust) at their face and redemption amount of $75 million. The preferred securities have a liquidation value of $25 per preferred security. Dividends on the preferred securities are cumulative, payable quarterly in arrears, and are deferable at the company's option for up to five years. The company cannot pay dividends on its preferred and common stocks during such deferments. Dividends on the preferred securities have been classified as interest expense in the 1995 statement of income. Net proceeds from the issuance were used for general corporate purposes.

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

5. CONVERTIBLE PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

     During 1995 the company redeemed all shares of the $6.25 cumulative convertible preferred stock subject to mandatory redemption provisions (the "$6.25 stock"). At December 31, 1994 the company had 52,010 shares of the $6.25 stock outstanding. The company redeemed 4,165 and 2,312 shares for $50 per share in 1995 and 1994, respectively. The remaining shares called, but not redeemed for cash, were converted into common stock.

6. COMMON STOCK

     Common stock at December 31 consisted of the following (millions of shares):

                                                                         1995        1994
                                                                         -----       -----
    Authorized -- $1 par value........................................   150.0       150.0
                                                                         =====       =====
    Issued............................................................   115.2       115.0
                                                                         =====       =====
    Outstanding.......................................................    97.2        96.6
                                                                         =====       =====

7. PREFERRED STOCK

     Preferred stock at December 31 consisted of the following (all dollar amounts are stated in millions):

                                                                         1995        1994
                                                                        ------      ------
    Fixed rate preferred stock:
      9.50% Preferred Stock, Series 1989-A,
         3,000,000 depositary shares(1)..............................       --      $ 75.0
      9.50% Preferred Stock, Series 1991-A,
         5,500,000 depositary shares(2)..............................   $ 55.0        55.0
      8.25% Preferred Stock, Series 1992-A,
         2,000,000 depositary shares(3)..............................     50.0        50.0
      7.35% Preferred Stock, Series 1993-A,
         4,000,000 depositary shares(3)..............................    100.0       100.0
    Flexible Rate Auction Preferred Stock:
      9.50% Series B, 400,000 shares.................................       --        40.0
                                                                        ------      ------
           Total preferred stock.....................................   $205.0      $320.0
                                                                        ======      ======

---------------

(1) Depositary share represents 1/4 share of preferred stock.
(2) Depositary share represents 1/10 share of preferred stock.
(3) Depositary share represents 1/40 share of preferred stock.

     On July 27, 1995 the company redeemed all outstanding shares of the 9.50 percent preferred stock, Series 1989-A, at $104.75 per share plus accrued and unpaid dividends.

     Dividends on the 9.50 percent preferred stock, Series 1991-A, are cumulative and payable quarterly. The company may, at its option, redeem in whole or in part the 9.50 percent preferred stock, Series 1991-A, on any date after August 13, 1996 for $10 per depositary share plus accrued and unpaid dividends. This stock has a liquidation value of $100 per share.

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

date after October 15, 2002 for $25 per depositary share plus accrued and unpaid dividends. This stock has a liquidation value of $1,000 per share.

     Dividends on the 7.35 percent preferred stock, Series 1993-A, are cumulative and payable quarterly. The company may, at its option, redeem in whole or in part the 7.35 percent preferred stock, Series 1993-A, on any date after October 15, 1998 for $25 per depositary share plus accrued and unpaid dividends. This stock has a liquidation value of $1,000 per share.

     On July 13, 1995 the company redeemed all outstanding shares of the 9.50 percent Flexible Rate Auction Preferred Stock, Series B for $100 per share plus accrued and unpaid dividends.

     Holders of all issues of preferred stock are entitled to payment before any capital distribution is made to common shareholders. The company is authorized to issue cumulative nonconvertible preferred stock in one or more series in an amount not to exceed $500 million.

8. COMMITMENTS

     Under an agreement with the Office of Thrift Supervision, the company will maintain the net worth of its subsidiary, Household Bank, f.s.b. at a level consistent with certain minimum net worth requirements.

     The company has guaranteed payment of all long-term debt obligations issued subsequent to 1989 of Household Financial Corporation Limited ("HFCL"), a Canadian subsidiary. The amount of guaranteed debt outstanding at HFCL on December 31, 1995 was approximately $778 million.

     The company has also guaranteed payment of all debt obligations (excluding certain deposits) of Household International (U.K.) Limited ("HIUK"). The amount of guaranteed debt outstanding at HIUK on December 31, 1995 was approximately $1,172 million.

     The company has guaranteed payment of a $46 million deposit held by one of its operating subsidiaries on behalf of another operating subsidiary.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                   SCHEDULE VIII

                         HOUSEHOLD INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                    1995      1994       1993
                                                                   ------    -------    -------
                                                                          (IN MILLIONS)
Insurance reserves applicable to receivables:
  Policy:
     Balance at January 1......................................... $ 64.4    $  59.2    $  61.3
     Earned premiums..............................................  (64.1)    (152.5)    (134.2)
     Net premiums written and reinsurance assumed.................   68.1      155.0      131.7
     Other items..................................................   32.5        2.7         .4
                                                                   ------    -------    -------
     Balance at December 31.......................................  100.9       64.4       59.2
                                                                   ------    -------    -------
  Claims:
     Balance at January 1.........................................   57.8       58.3       52.4
     Provision for claims.........................................   69.9       69.2       74.1
     Benefits paid................................................  (66.2)     (65.8)     (67.9)
     Other items..................................................   (2.5)      (3.9)       (.3)
                                                                   ------    -------    -------
     Balance at December 31.......................................   59.0       57.8       58.3
                                                                   ------    -------    -------
     Total insurance reserves at December 31...................... $159.9    $ 122.2    $ 117.5
                                                                   ======    =======    =======

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                      SCHEDULE X

                         HOUSEHOLD INTERNATIONAL, INC.

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COLUMN A                                          COLUMN B
------------------------------------------------------------------   ----------------------------
                                                                           CHARGED TO COSTS
                                                                             AND EXPENSES
                                                                     ----------------------------
                               ITEM                                   1995       1994       1993
------------------------------------------------------------------   ------     ------     ------
                                                                            (IN MILLIONS)
Depreciation and amortization of intangible assets and similar deferrals:
  Amortization of insurance policy acquisition costs..............   $ 53.4     $ 47.8     $ 67.8
  Amortization of acquired intangibles............................    109.8       91.0       81.0
                                                                     ------     ------     ------
     Total........................................................   $163.2     $138.8     $148.8
                                                                     ======     ======     ======

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

                                                                                        SEQUENTIALLY
                                                                                          NUMBERED
EXHIBIT NO.                                 DESCRIPTION                                    PAGES
-----------    ----------------------------------------------------------------------   ------------
2              Stock Purchase Agreement by and among Household Group, Inc., the
               Company, Alexander Hamilton Life Insurance Company of America and
               Jefferson-Pilot Corporation dated August 9, 1995 (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K
               dated August 9, 1995).
3(i)           Restated Certificate of Incorporation of Household International, as
               amended (incorporated by reference to Exhibit 3(i) of the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               1995).
3(ii)          Bylaws of Household International, as amended January 10, 1995
               (incorporated by reference to Exhibit 3(ii) of the Company's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1995).
4(a)           Standard Multiple-Series Indenture Provisions for Senior Debt
               Securities of Household Finance Corporation dated as of June 1, 1992
               (incorporated by reference to Exhibit 4(b) to the Registration
               Statement on Form S-3 of Household Finance Corporation, No. 33-48854).
4(b)           Indenture dated as of December 1, 1993 for Senior Debt Securities between Household Finance Corporation and The Chase Manhattan Bank
               (National Association), as Trustee (incorporated by reference to
               Exhibit 4(b) to the Registration Statement on Form S-3 of Household
               Finance Corporation, No. 33-55561).
4(c)           The principal amount of debt outstanding under each other instrument defining the rights of holders of long-term senior and senior subordinated debt of Household International and its subsidiaries does not exceed 10 percent of the total assets of Household International and its subsidiaries on a consolidated basis. Household International agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of long-term senior and senior subordinated debt of Household
               International and its subsidiaries.
10.1           Household International Key Executive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1994).
10.2           Household International Corporate Executive Bonus Plan.
10.3           Household International Long-Term Executive Incentive Compensation
               Plan, as amended.
10.4           Forms of stock option, restricted stock rights and performance share award agreements under the Household International Long-Term Executive
               Incentive Compensation Plan.
10.5           Household International Directors' Retirement Income Plan
               (incorporated by reference to Exhibit 10.5 of the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1993).
10.6           Household International Deferred Fee Plan for Directors.
10.7           Household International Deferred Phantom Stock Plan for Directors.
10.8           Form of restricted stock compensation agreement for the Company's non-
               management directors (incorporated by reference to Exhibit 10(f) of the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1989).
10.9           Executive Employment Agreement between the Company and W. F. Aldinger
               (incorporated by reference to Exhibit 10.8 of the Company's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1995).

                                                                                        SEQUENTIALLY
                                                                                          NUMBERED
EXHIBIT NO.                                 DESCRIPTION                                    PAGES
-----------    ----------------------------------------------------------------------   ------------
10.10          Executive Employment Agreement between the Company and D. C. Clark
               (incorporated by reference to Exhibit 10.7 of the Company's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1995).
10.11          Executive Employment Agreement between the Company and J. W. Saunders
               (incorporated by reference to Exhibit 10.10 of the Company's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1994).
10.12          Executive Employment Agreement between the Company and R. F. Elliott
               (incorporated by reference to Exhibit 10.11 of the Company's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1994).
10.13          Executive Employment Agreement between the Company and D. A.
               Schoenholz.
12             Statement of Computation of Ratio of Earnings to Fixed Charges and to
               Combined Fixed Charges and Preferred Stock Dividends.
13             Material incorporated by reference to the Company's 1995 Annual Report to Shareholders.
21             List of Household International subsidiaries.
23             Consent of Arthur Andersen LLP, Certified Public Accountants.
24             Power of Attorney, included on page 13 hereof.
27             Financial Data Schedule.
99(a)          Annual Report on Form 11-K for the Household International Tax
               Reduction Investment Plan (to be filed by amendment).