Form 10-Q
period 1996-03-31
HOUSEHOLD INTERNATIONAL INC
filed 1996-05-13
CIK 354964

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------


                                  OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------



Commission file number 1-8198
                       ------


                     HOUSEHOLD INTERNATIONAL, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)



        Delaware                                 36-3121988
- ------------------------           ------------------------------------
(State of Incorporation)           (I.R.S. Employer Identification No.)



2700 Sanders Road, Prospect Heights, Illinois    60070
- ------------------------------------------------------
(Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code:  (847) 564-5000
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1996, there were 97,341,146 shares of registrant's common stock outstanding.

Part 1.  FINANCIAL INFORMATION


1.  FINANCIAL STATEMENTS


Household International, Inc. and Subsidiaries

STATEMENTS OF INCOME
- --------------------

All dollar amounts except per share data are stated in millions.

- ------------------------------------------------------------------------------------
Three months ended March 31                                         1996        1995
- ------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . . . . .    $679.5      $681.7
Interest income from noninsurance investment securities. . . .      20.3        36.3
Interest expense . . . . . . . . . . . . . . . . . . . . . . .     353.4       377.4
                                                                  ------------------
Net interest margin. . . . . . . . . . . . . . . . . . . . . .     346.4       340.6
Provision for credit losses on owned receivables . . . . . . .     191.3       164.3
                                                                  ------------------
Net interest margin after provision for credit losses. . . . .     155.1       176.3
                                                                  ------------------
Securitization income. . . . . . . . . . . . . . . . . . . . .     279.4       212.8
Insurance premiums and contract revenues . . . . . . . . . . .      63.9        87.7
Investment income. . . . . . . . . . . . . . . . . . . . . . .      56.9       139.8
Fee income . . . . . . . . . . . . . . . . . . . . . . . . . .      49.9        46.8
Other income . . . . . . . . . . . . . . . . . . . . . . . . .      25.3        40.9
                                                                  ------------------
Total other revenues . . . . . . . . . . . . . . . . . . . . .     475.4       528.0
                                                                  ------------------
Salaries and fringe benefits . . . . . . . . . . . . . . . . .     131.7       145.8
Occupancy and equipment expense. . . . . . . . . . . . . . . .      52.4        59.6
Other marketing expenses . . . . . . . . . . . . . . . . . . .     100.4        91.8
Other servicing and administrative expenses. . . . . . . . . .     110.8       123.3
Policyholders' benefits. . . . . . . . . . . . . . . . . . . .      73.2       140.2
                                                                  ------------------
Total costs and expenses . . . . . . . . . . . . . . . . . . .     468.5       560.7
                                                                  ------------------
Income before income taxes . . . . . . . . . . . . . . . . . .     162.0       143.6
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .      51.5        47.6
                                                                  ------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . .    $110.5      $ 96.0
                                                                  ==================

Earnings per common share:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . .    $110.5      $ 96.0
  Preferred dividends. . . . . . . . . . . . . . . . . . . . .      (4.1)       (6.9)
                                                                  ------------------
  Earnings available to common shareholders. . . . . . . . . .    $106.4      $ 89.1
                                                                  ==================
  Average common and common equivalent shares. . . . . . . . .      98.5        98.3
                                                                  ------------------
  Fully diluted earnings per common share. . . . . . . . . . .    $ 1.08      $  .91
                                                                  ------------------
  Primary earnings per common share . . . . . . . . . . .. . .      1.08         .91
                                                                  ------------------
Dividends declared per common share . . . . . . . . . . .. . .       .34        .315
                                                                  ------------------

See notes to condensed financial statements.

Household International, Inc. and Subsidiaries

BALANCE SHEETS
- --------------

In millions.

- ----------------------------------------------------------------------------------------------
                                                                    March 31,     December 31,
                                                                         1996             1995
- ----------------------------------------------------------------------------------------------
ASSETS
- ------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   274.2        $   270.4
Investment securities. . . . . . . . . . . . . . . . . . . . . .      3,898.7          4,639.5
Receivables, net . . . . . . . . . . . . . . . . . . . . . . . .     21,326.0         21,844.1
Acquired intangibles . . . . . . . . . . . . . . . . . . . . . .        561.4            578.5
Properties and equipment . . . . . . . . . . . . . . . . . . . .        380.8            391.7
Real estate owned. . . . . . . . . . . . . . . . . . . . . . . .        123.1            136.5
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .      1,328.0          1,358.1
                                                                    --------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .    $27,892.2        $29,218.8
                                                                    ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Debt:
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 4,766.5        $ 4,708.8
  Commercial paper, bank and other borrowings. . . . . . . . . .      4,616.5          6,659.4
  Senior and senior subordinated debt (with original
    maturities over one year). . . . . . . . . . . . . . . . . .     11,619.5         11,227.9
                                                                    --------------------------
Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,002.5         22,596.1
Insurance policy and claim reserves. . . . . . . . . . . . . . .      2,393.6          2,229.3
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .      1,515.2          1,422.5
                                                                    --------------------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .     24,911.3         26,247.9
                                                                    --------------------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust*  . . . . . . . . . . . . . . .         75.0             75.0

Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . .        205.0            205.0
                                                                    --------------------------
Common shareholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . .        115.2            115.2
  Additional paid-in capital . . . . . . . . . . . . . . . . . .        384.1            383.4
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .      2,769.9          2,696.6
  Foreign currency translation adjustments . . . . . . . . . . .       (128.7)          (127.1)
  Unrealized gain on investments, net. . . . . . . . . . . . . .         28.7             94.3
  Common stock in treasury . . . . . . . . . . . . . . . . . . .       (468.3)          (471.5)
                                                                    --------------------------
Total common shareholders' equity. . . . . . . . . . . . . . . .      2,700.9          2,690.9
                                                                    --------------------------
Total liabilities and shareholders' equity . . . . . . . . . . .    $27,892.2        $29,218.8
                                                                    ==========================

* As described in note 8 to the financial statements contained in Household International, Inc.'s Annual Report on Form 10-K for its fiscal year ended December 31, 1995, the sole asset of the trust is $75 million of 8.25 percent Junior Subordinated Notes due June 30, 2025 issued by Household International, Inc.

See notes to condensed financial statements.

Household International, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS
- ------------------------

In millions.

- ---------------------------------------------------------------------------------------------------
Three months ended March 31                                                     1996           1995
- ---------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   110.5      $    96.0
Adjustments to reconcile net income to cash provided by operations:
  Provision for credit losses on owned receivables . . . . . . . . . .         191.3          164.3
  Insurance policy and claim reserves  . . . . . . . . . . . . . . . .           7.8          111.3
  Depreciation and amortization  . . . . . . . . . . . . . . . . . . .          53.2           70.3
  Net realized gains from sales of assets. . . . . . . . . . . . . . .         (3.4)           (4.1)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         177.8          (25.7)
                                                                           ------------------------
Cash provided by operations. . . . . . . . . . . . . . . . . . . . . .         537.2          412.1
                                                                           ------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,044.3)        (618.0)
  Matured. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         146.2          269.4
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,372.6          469.6
Short-term investment securities, net change . . . . . . . . . . . . .         153.9         (652.8)
Receivables, excluding Visa*/MasterCard*
  Originated or purchased  . . . . . . . . . . . . . . . . . . . . . .      (3,091.5)      (2,840.0)
  Collected  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,854.8        1,743.3
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,186.6          685.2
Visa/MasterCard receivables:
  Originated or collected, net . . . . . . . . . . . . . . . . . . . .      (4,858.6)      (4,226.8)
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (71.5)             -
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,278.6        4,747.9
Disposition of banking organizations:
  Assets sold, net . . . . . . . . . . . . . . . . . . . . . . . . . .             -             .2
  Deposits and other liabilities sold. . . . . . . . . . . . . . . . .             -          (13.7)
Acquisition of business. . . . . . . . . . . . . . . . . . . . . . . .         (12.7)             -
Properties and equipment purchased . . . . . . . . . . . . . . . . . .         (14.7)         (23.8)
Properties and equipment sold. . . . . . . . . . . . . . . . . . . . .           1.9            3.5
                                                                           ------------------------
Cash increase (decrease) from investments in operations. . . . . . . .         901.3         (456.0)
                                                                           ------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change. . . . . . . . . . . .      (2,051.6)         259.7
Time certificates accepted . . . . . . . . . . . . . . . . . . . . . .         416.8          762.2
Time certificates paid . . . . . . . . . . . . . . . . . . . . . . . .        (361.7)        (631.5)
Senior and senior subordinated debt issued . . . . . . . . . . . . . .         887.3          731.6
Senior and senior subordinated debt retired. . . . . . . . . . . . . .        (495.6)      (1,109.7)
Policyholders' benefits paid . . . . . . . . . . . . . . . . . . . . .         (11.8)        (212.7)
Cash received from policyholders . . . . . . . . . . . . . . . . . . .         173.1          220.7
Shareholders' dividends. . . . . . . . . . . . . . . . . . . . . . . .         (37.2)         (37.5)
Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . .           1.6           10.9
                                                                           ------------------------
Cash decrease from financing and capital transactions. . . . . . . . .      (1,479.1)          (6.3)
                                                                           ------------------------

Effect of exchange rate changes on cash. . . . . . . . . . . . . . . .          44.4            7.2
                                                                           ------------------------
Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . .           3.8          (43.0)
Cash at January 1. . . . . . . . . . . . . . . . . . . . . . . . . . .         270.4          541.2
                                                                           ------------------------
Cash at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   274.2      $   498.2
                                                                           ========================
Supplemental cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   349.2      $   304.1
                                                                           ------------------------
Income taxes paid (received) . . . . . . . . . . . . . . . . . . . . .         (91.2)           6.5
                                                                           ------------------------

See notes to condensed financial statements.


*VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated respectively.

Household International, Inc. and Subsidiaries

FINANCIAL HIGHLIGHTS
- --------------------

All dollar amounts are stated in millions.

- -----------------------------------------------------------------------------------------------------
Three months ended March 31                                                  1996                1995
- -----------------------------------------------------------------------------------------------------
Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  110.5           $    96.0
                                                                         ----------------------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,175.2             1,246.0
                                                                         ----------------------------
Return on average common shareholders' equity <F1> <F2>  . . . . . . .       15.7%               15.6%
                                                                         ----------------------------
Return on average owned assets <F1>  . . . . . . . . . . . . . . . . .       1.53                1.11
                                                                         ----------------------------
Efficiency ratio, normalized <F3>  . . . . . . . . . . . . . . . . . .       52.8                58.3
                                                                         ----------------------------

All dollar amounts are stated in millions.
- -----------------------------------------------------------------------------------------------------
                                                                          March 31,      December 31,
                                                                               1996              1995
- -----------------------------------------------------------------------------------------------------
Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $27,892.2         $29,218.8
                                                                          ---------------------------
Total shareholders' equity as a percent of owned assets <F4> . . . . .        10.69%            10.17%
                                                                          ---------------------------
Total shareholders' equity as a percent of managed assets <F4> . . . .         6.87              6.74
                                                                          ---------------------------

<F1>  Annualized

<F2>  Excluding the impact of Statement of Financial Accounting Standards No.
      115, "Accounting for Certain Investments in Debt and Equity Securities", the return on average common shareholders' equity was 16.1 percent in the first quarter of 1996 and 15.1 percent in the first quarter of 1995.

<F3>  Ratio of operating expenses to net interest margin and other revenues less policyholders' benefits. The 1995 efficiency ratio has been normalized to exclude certain nonrecurring items. Including these nonrecurring items, the efficiency ratio was 57.7 percent. There were no nonrecurring items in the first quarter of 1996.

<F4>  Includes company obligated mandatorily redeemable preferred securities of subsidiary trust.

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------
    Accounting policies used in preparation of the quarterly condensed financial statements are consistent with accounting policies described in the notes to financial statements contained in Household International, Inc.'s (the "company") Annual Report on Form 10-K for its fiscal year ended December 31, 1995. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period's presentation.

2.  INVESTMENT SECURITIES
    ---------------------
    Investment securities consisted of the following:

    ---------------------------------------------------------------------------------------------------------
    In millions.                                                       March 31, 1996       December 31, 1995
    ---------------------------------------------------------------------------------------------------------
                                                                 Amortized   Carrying    Amortized   Carrying
                                                                      Cost      Value         Cost      Value
    ---------------------------------------------------------------------------------------------------------
    AVAILABLE-FOR-SALE INVESTMENTS
    Marketable equity securities . . . . . . . . . . . . . . . .  $  276.9   $  275.5     $  321.6   $  327.1
    Corporate debt securities. . . . . . . . . . . . . . . . . .   1,596.7    1,645.3      1,433.2    1,560.0
    Government debt securities . . . . . . . . . . . . . . . . .     175.0      171.6        140.2      142.1
    Mortgage-backed securities . . . . . . . . . . . . . . . . .     259.4      259.5      1,046.5    1,053.7
    Policy loans . . . . . . . . . . . . . . . . . . . . . . . .     809.0      809.0        821.4      821.4
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     692.8      693.7        689.7      690.9
                                                                  -------------------------------------------
    Subtotal . . . . . . . . . . . . . . . . . . . . . . . . . .   3,809.8    3,854.6      4,452.6    4,595.2
                                                                  -------------------------------------------

    Accrued investment income. . . . . . . . . . . . . . . . . .      44.1       44.1         44.3       44.3
                                                                  -------------------------------------------
    Total investment securities. . . . . . . . . . . . . . . . .  $3,853.9   $3,898.7     $4,496.9   $4,639.5
                                                                  ===========================================

    For available-for-sale investments, carrying value equals fair value, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

3.  RECEIVABLES
    -----------
    Receivables consisted of the following:

    ---------------------------------------------------------------------------------------------
                                                                     March 31,       December 31,
    In millions.                                                          1996               1995
    ---------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . . . . . . . . . . . .     $ 1,896.7          $ 2,066.9
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .       4,645.4            4,148.2
    Visa/MasterCard. . . . . . . . . . . . . . . . . . . . . . .       4,997.4            5,512.0
    Merchant participation . . . . . . . . . . . . . . . . . . .       3,740.4            3,696.2
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .       4,614.3            5,019.2
    Commercial . . . . . . . . . . . . . . . . . . . . . . . . .       1,179.3            1,289.6
                                                                     ----------------------------
    Total owned receivables. . . . . . . . . . . . . . . . . . .      21,073.5           21,732.1

    Accrued finance charges. . . . . . . . . . . . . . . . . . .         379.7              381.6
    Credit loss reserve for owned receivables. . . . . . . . . .        (758.1)            (720.4)
    Unearned credit insurance premiums and claims reserves . . .        (162.6)            (159.9)
    Amounts due and deferred from receivables sales. . . . . . .       1,326.2            1,067.7
    Reserve for receivables serviced with limited recourse . . .        (532.7)            (457.0)
                                                                     ----------------------------
    Total owned receivables, net . . . . . . . . . . . . . . . .      21,326.0           21,844.1
    Receivables serviced with limited recourse . . . . . . . . .      15,490.3           14,884.6
                                                                     ----------------------------
    Total managed receivables, net . . . . . . . . . . . . . . .     $36,816.3          $36,728.7
                                                                     ============================


    The outstanding balance of receivables serviced with limited recourse consisted of the following:

    ---------------------------------------------------------------------------------------------
                                                                     March 31,       December 31,
    In millions.                                                          1996               1995
    ---------------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,169.2          $ 4,661.9
    Visa/MasterCard. . . . . . . . . . . . . . . . . . . . . . .       8,209.6            7,831.1
    Merchant participation . . . . . . . . . . . . . . . . . . .         750.0              750.0
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .       2,361.5            1,641.6
                                                                     ----------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $15,490.3          $14,884.6
                                                                     ============================

    The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:
    ---------------------------------------------------------------------------------------------
                                                                     March 31,       December 31,
    In millions.                                                          1996               1995
    ---------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . . . . . . . . . . . .     $ 1,896.7          $ 2,066.9
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .       8,814.6            8,810.1
    Visa/MasterCard. . . . . . . . . . . . . . . . . . . . . . .      13,207.0           13,343.1
    Merchant participation . . . . . . . . . . . . . . . . . . .       4,490.4            4,446.2
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .       6,975.8            6,660.8
    Commercial . . . . . . . . . . . . . . . . . . . . . . . . .       1,179.3            1,289.6
                                                                     ----------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $36,563.8          $36,616.7
                                                                     ============================

    The amounts due and deferred from receivables sales of $1,326.2 million at March 31, 1996 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $1,246.4 million. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $191.8 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $468.1 million at March 31, 1996. The company has an agreement with a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses relating to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $532.7 million at March 31, 1996 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

    See Note 4, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 15 and 16 for additional information related to the credit quality of receivables. Effective January 1, 1996, other unsecured receivables in the United States and Canadian consumer finance operations are charged off if an account is nine months contractually delinquent and minimum payments have not been received in six months. In any event, these receivables are charged off when the accounts are 18 months contractually delinquent. Previously, such accounts were charged off when they were nine months contractually delinquent. Delinquency statistics will continue to be reported on a contractual basis for these receivables. Procedures for secured and credit card receivables were unaffected. The implementation of this new procedure did not have a material impact on the company's financial statements for the first quarter of 1996.

4.  CREDIT LOSS RESERVES
    --------------------
    An analysis of credit loss reserves for the three months ended March 31 was as follows:

    ---------------------------------------------------------------------------------------------
    In millions.                                                                1996         1995
    ---------------------------------------------------------------------------------------------
    Credit loss reserves for owned receivables at January 1. . . . . . . .  $  720.4      $ 546.0
    Provision for credit losses - owned receivables. . . . . . . . . . . .     191.3        164.3
    Owned receivables charged off. . . . . . . . . . . . . . . . . . . . .    (189.3)      (173.6)
    Recoveries on owned receivables  . . . . . . . . . . . . . . . . . . .      32.4         33.0
    Credit loss reserves on receivables purchased, net . . . . . . . . . .      10.1          2.6
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (6.8)         8.4
                                                                            ---------------------
    TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT MARCH 31               758.1        580.7
                                                                            ---------------------

    Credit loss reserves for receivables serviced with
      limited recourse at January 1. . . . . . . . . . . . . . . . . . . .     457.0        336.5
    Provision for credit losses. . . . . . . . . . . . . . . . . . . . . .     209.1         62.9
    Chargeoffs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (137.5)       (86.1)
    Recoveries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5.8          3.8
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1.7)         4.0
                                                                            ---------------------
    TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
      LIMITED RECOURSE AT MARCH 31 . . . . . . . . . . . . . . . . . . . .     532.7        321.1
                                                                            ---------------------
    TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT MARCH 31 . . . .  $1,290.8      $ 901.8
                                                                            =====================

5.  INCOME TAXES
    ------------
    Effective tax rates for the three months ended March 31, 1996 and 1995 of 31.8 and 33.1 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) domestic and foreign loss carryforwards, (b) amortization of intangible assets, (c) state and local income taxes and (d) leveraged lease tax benefits.

6.  EARNINGS PER COMMON SHARE
    -------------------------
    Computations of earnings per common share for the three months ended March 31 were as follows:

    ----------------------------------------------------------------------------------------------------------
                                                                                1996                      1995
                                                                   -----------------         -----------------
                                                                               Fully                     Fully
    In millions, except per share data.                           Primary    Diluted         Primary   Diluted
    ----------------------------------------------------------------------------------------------------------
    Earnings:
      Net income . . . . . . . . . . . . . . . . . . . . . . . .   $110.5     $110.5           $96.0     $96.0
      Preferred dividends. . . . . . . . . . . . . . . . . . . .     (4.1)      (4.1)           (7.0)     (6.9)
                                                                   -------------------------------------------
    Net income available to common shareholders. . . . . . . . .    106.4      106.4           $89.0     $89.1
                                                                   ===========================================
    Average shares:
      Common . . . . . . . . . . . . . . . . . . . . . . . . . .     97.3       97.3            96.8      96.8
      Common equivalents . . . . . . . . . . . . . . . . . . . .      1.1        1.2             1.0       1.5
                                                                   -------------------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .     98.4       98.5            97.8      98.3
                                                                   ===========================================
    Earnings per common share. . . . . . . . . . . . . . . . . .   $ 1.08     $ 1.08           $ .91     $ .91
                                                                   ===========================================

    Common share equivalents assume exercise of stock options, if dilutive. The fully diluted earnings per share computation for 1995 also assumed conversion of dilutive convertible preferred stock into common equivalents.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OPERATIONS SUMMARY
    ------------------
    Net income for the first quarter of 1996 was $110.5 million, up 15 percent from $96.0 million in 1995. Fully diluted earnings per share were $1.08 per share in the first quarter of 1996, up 19 percent from $.91 per share in 1995. The difference in the percentage increase between net income and earnings per share was attributable to lower preferred dividends in 1996 resulting from preferred stock redemptions in the third quarter of 1995. The company's annualized return on average common shareholders' equity for the first quarter of 1996 was 15.7 percent compared to 15.6 percent in the year-ago period. The annualized return on average owned assets improved to 1.53 percent in the 1996 first quarter, up from 1.11 percent a year ago.

    - The following is a summary of the operating results of the company's businesses for the first quarter of 1996 compared to the prior year period:

              The domestic consumer finance business increased earnings in the first quarter of 1996 primarily due to portfolio growth, wider spreads and improved efficiency.

              The credit card business reported lower earnings in the first quarter of 1996, as lower earnings in the private-label credit card business offset slightly higher earnings in the Visa*/MasterCard* business. The private-label credit card business experienced narrower spreads, due to competitive pricing pressure, and higher credit costs, primarily due to discontinued merchant programs. The Visa/MasterCard business reported higher net interest margin and fee income resulting from portfolio growth, partially offset by higher credit costs resulting from portfolio seasoning and increased bankruptcy filings. This business continued to benefit from the company's association with the General Motors credit card ("GM Card") program.

              Net income increased in the United Kingdom operation primarily due to improved efficiency, as well as higher net interest margin and insurance premiums resulting from managed receivable growth, particularly in unsecured products.

              The Canadian operation reported a profit in the first quarter of 1996 compared to a loss in the first quarter of 1995. Operating results of this business benefited from improved efficiency. Net interest margin increased as a result of wider spreads and a shift in product mix toward unsecured receivables.

              The commercial business reported higher earnings than a year ago primarily due to gains on the sales of assets, utilization of tax carryforwards, and lower credit costs, as it continued to liquidate its portfolio.

    - The company's normalized efficiency ratio improved to 52.8 percent for the first quarter of 1996 compared to 58.3 percent a year ago. The efficiency ratio is the ratio of operating expenses to net interest margin and other revenues less policyholders' benefits (operating expenses include salaries and fringe benefits, occupancy and equipment expense, other marketing expenses, and other servicing and administrative expenses). The normalized efficiency ratio excludes nonrecurring gains and losses and charges. The improvement over the prior year was primarily due to lower expenses resulting from sales of less efficient businesses during 1995.


    *VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated respectively.

    BALANCE SHEET REVIEW
    --------------------
    - Owned consumer receivables were $19.9 billion at March 31, 1996, down from $20.4 billion at December 31, 1995 and up slightly from $19.1 billion at March 31, 1995. Changes in owned receivables from period to period may vary depending on the timing and significance of securitization transactions. In the first quarter of 1996, the company securitized and sold, excluding replenishments of certificate holder interests, $1.4 billion of Visa/MasterCard and other unsecured receivables.

    - Managed consumer receivables (owned and serviced with limited recourse) were essentially flat compared to year-end 1995. Core products, which excludes first mortgages and commercial receivables, increased 10 percent, annualized, in the first quarter, after adjusting for seasonal runoff of holiday balances in the Visa/MasterCard business. On an annualized basis, credit cards were up 11 percent, seasonally adjusted, and other unsecured receivables increased 19 percent during the first quarter. Home equity receivables were flat compared to December 31, 1995. The domestic consumer finance business grew its retail home equity receivable portfolio 3 percent in the first quarter of 1996, on an annualized basis.

         Core products increased 18 percent over the prior year. Other unsecured receivables were 22 percent above year-ago levels, and credit card receivables increased 23 percent. In the fourth quarter of 1995, the company acquired two Visa/MasterCard portfolios totaling approximately $570 million. The home equity portfolio was 6 percent higher compared to a year ago.

    - Credit loss reserves as a percent of managed receivables were 3.53 percent, compared to 3.22 percent at December 31, 1995 and 2.69 percent at March 31, 1995. Reserves as a percent of nonperforming managed receivables were 125.3 percent compared to 111.4 percent at December 31, 1995 and 102.2 percent at March 31, 1995. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 3.60 percent, up from
         3.46 percent at December 31, 1995 and 3.10 percent at March 31, 1995. The annualized total consumer managed charge-off ratio in the first quarter of 1996 was 3.24 percent, compared to 3.28 percent in the prior quarter and 2.71 percent in the year-ago quarter.

    - In April, 1996 the company entered into an agreement to sell its remaining consumer banking operations, including $2.9 billion in deposits, approximately $300 million of home equity and other unsecured receivables, and 51 branches in the metropolitan Chicago market. The sale is expected to close in mid-1996.

    - The ratio of total shareholders' equity (including company obligated mandatorily redeemable preferred securities of subsidiary trust) to total owned assets was 10.69 percent compared to 10.17 percent at December 31, 1995. The ratio of total shareholders' equity to managed assets was 6.87 percent, up from 6.74 percent at December 31, 1995.

    PRO FORMA MANAGED INCOME STATEMENT
    ----------------------------------
    Securitizations and sales of consumer receivables have been, and will continue to be, an important source of liquidity for the company. The company continues to service the securitized receivables after such receivables are sold and retains a limited recourse obligation. Securitizations impact the classification of revenues and expenses in the income statement. Amounts related to receivables serviced, including net interest margin, fee and other income and provision for credit losses on receivables serviced with limited recourse are reported as a net amount in securitization income in the company's statements of income.

    Management monitors the company's operations on a managed basis as well as on the historical owned basis reflected in its statements of income. The managed basis assumes that the receivables securitized and sold are instead still held in the portfolio. Pro forma statements of income on a managed basis are presented below. For purposes of this analysis, the results do not reflect the differences between the company's accounting policies for owned receivables and receivables serviced with limited recourse. Accordingly, net income on the pro forma managed basis equals net income on a historical owned basis.

Pro Forma Managed Statements of Income

- ----------------------------------------------------------------------------------------------------------
All dollar amounts are
stated in millions.
Three months ended March 31                                     1996        *                 1995       *
- ----------------------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . .   $ 1,211.0    12.76%           $ 1,117.7   12.34%
Interest income from noninsurance
  investment securities. . . . . . . . . . . . . . . . .        20.3      .21                 36.3     .40
Interest expense . . . . . . . . . . . . . . . . . . . .       575.7     6.06                582.4    6.43
                                                           -----------------------------------------------
Net interest margin. . . . . . . . . . . . . . . . . . .       655.6     6.91                571.6    6.31
Provision for credit losses. . . . . . . . . . . . . . .       400.4     4.22                227.2    2.51
                                                           -----------------------------------------------
Net interest margin after
  provision for credit losses. . . . . . . . . . . . . .       255.2     2.69                344.4    3.80
                                                           -----------------------------------------------
Insurance premiums and
  contract revenues. . . . . . . . . . . . . . . . . . .        63.9                          87.7
Investment income. . . . . . . . . . . . . . . . . . . .        56.9                         139.8
Fee income . . . . . . . . . . . . . . . . . . . . . . .       229.2                          91.5
Other income . . . . . . . . . . . . . . . . . . . . . .        25.3                          40.9
                                                           -----------------------------------------------
Total other revenues . . . . . . . . . . . . . . . . . .       375.3                         359.9
                                                           -----------------------------------------------
Salaries and fringe benefits . . . . . . . . . . . . . .       131.7                         145.8
Occupancy and equipment expense. . . . . . . . . . . . .        52.4                          59.6
Other marketing expenses . . . . . . . . . . . . . . . .       100.4                          91.8
Other servicing and administrative . . . . . . . . . . .
  expenses . . . . . . . . . . . . . . . . . . . . . . .       110.8                         123.3
Policyholders' benefits. . . . . . . . . . . . . . . . .        73.2                         140.2
                                                           -----------------------------------------------
Total costs and expenses . . . . . . . . . . . . . . . .       468.5                         560.7
                                                           -----------------------------------------------
Income before taxes. . . . . . . . . . . . . . . . . . .       162.0                         143.6
Income taxes . . . . . . . . . . . . . . . . . . . . . .        51.5                          47.6
                                                           -----------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . .   $   110.5                     $    96.0
                                                           ===============================================
Average managed receivables. . . . . . . . . . . . . . .   $36,665.6                     $33,638.1
Average noninsurance
  investments. . . . . . . . . . . . . . . . . . . . . .     1,307.3                       2,581.5
                                                           -----------------------------------------------
Average managed interest-
  earning assets . . . . . . . . . . . . . . . . . . . .   $37,972.9                     $36,219.6
                                                           ===============================================

* As a percent, annualized, of average managed interest-earning assets.

The following discussion on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on the company's historical statements of income ("Owned Basis") as well as on the above pro forma statements of income ("Managed Basis").

Net interest margin
- -------------------
Net interest margin on an Owned Basis was $346.4 million for the first quarter of 1996, essentially unchanged compared to $340.6 million in the prior year. Net interest margin on a Managed Basis was $655.6 million for the first quarter of 1996, up 15 percent compared to the year-ago period, driven by managed receivable growth. Net interest margin as a percent of average managed interest-earning assets, annualized, was 6.91 percent compared to 6.69 percent in the previous quarter and 6.31 percent in the year-ago quarter. The improvement was primarily due to wider spreads on variable rate products, the continued shift in product mix toward unsecured receivables and lower leverage.

Provision for credit losses
- ---------------------------
The provision for credit losses for receivables on an Owned Basis for the first quarter of 1996 totaled $191.3 million, up 16 percent from $164.3 million in the prior year period. The level of provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations and sales of receivables in a particular period.

The provision for credit losses for receivables on a Managed Basis totaled $400.4 million in the first quarter of 1996, up 76 percent from $227.2 million in the comparable period of 1995. As a percent of average managed interest-earning assets, annualized, the provision increased to 4.22 percent from 2.51 percent in the first quarter of 1995. The company increased credit loss reserves due to continued growth and seasoning of unsecured products, uncertainty over the economy and consumer payment patterns, and the change in the chargeoff policy related to certain other unsecured receivables. In addition, the provision also included the over-the-life reserve requirement on the other unsecured receivables that were securitized in the quarter, which substantially offset the income recorded on the securitization, as discussed below. See the credit quality section for further discussion of factors affecting the provision for credit losses.

Other revenues
- --------------
Securitization income on an Owned Basis consists of income associated with the securitizations and sales of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. Securitization income on an Owned Basis increased over the prior year due to growth in securitized receivables, particularly unsecured products, which carry wider spreads. The components of securitization income are reclassified to the appropriate lines in the statements of income on a Managed Basis.

Insurance premiums and contract revenues were lower than a year ago due to the sale of the individual life and annuity lines of business in the fourth quarter of 1995. Insurance premiums and contract revenues of the specialty and credit business, which the company retained, increased 12 percent over the prior year due to growth in the company's domestic and United Kingdom receivable base.

Investment income of $56.9 million was below the year ago amount of $139.8 million due to the sale of the individual life and annuity lines of business, including $5.7 billion of investments, in the fourth quarter of 1995.

Fee income on an Owned Basis includes revenues from fee-based products such
as credit cards and consumer banking deposits.   Fee income was $49.9 million
in the first quarter of 1996, up slightly from $46.8 million in the comparable period of the prior year. Owned Basis interchange and other fees were higher in the first quarter of 1996 as a result of the increase in the amount of owned credit card receivables compared to the prior year.

Fee income on a Managed Basis, which in addition to the items discussed above includes fees and other income related to receivables serviced with limited recourse, increased from $91.5 million in the first quarter of 1995 to $229.2 million in 1996. The increase was due to higher interchange and other fee income resulting from growth in the managed credit card portfolio and increased transaction volume. Fee income also included income associated with the securitization and sale of other unsecured receivables during the quarter, which was substantially offset by the over-the-life reserve for estimated credit losses on those receivables as previously discussed.

Other income decreased compared to the first quarter of 1995 primarily due to lower servicing income from first mortgages and unsecured loans serviced with no recourse. The company sold its domestic first mortgage servicing portfolio in the second quarter of 1995.

Expenses
- --------
Salaries and fringe benefits were $131.7 million compared to $145.8 million in the first quarter of 1995. The improvement was primarily due to fewer employees compared to the prior year as a result of actions taken throughout 1995 to improve the operating efficiency of certain businesses and to exit others.

Occupancy and equipment expense was below the year ago period primarily as a result of rationalization of office space and sales of businesses which occurred during 1995.

Other marketing expenses increased compared to the prior year as a result of higher expenses related to the credit card portfolio.

Other servicing and administrative expenses declined from $123.3 million in the first quarter of 1995 to $110.8 million while average managed receivables increased 9 percent.

Policyholders' benefits of $73.2 million were below the first quarter of 1995 amount due to the sale of the individual life and annuity lines of business. Policyholders' benefits of the retained specialty and credit business were essentially flat compared to a year ago.

CREDIT LOSS RESERVES
- --------------------
The company's credit portfolios and credit management policies are divided into two distinct components - consumer and commercial. For consumer products, credit policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. The commercial credit portfolio is monitored on an individual transaction basis and is also evaluated based on overall risk factors. See Note 3, "Receivables" in the accompanying financial statements for receivables by product type.

Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

- ----------------------------------------------------------------------------
                                      March 31,    December 31,    March 31,
                                           1996            1995         1995
- ----------------------------------------------------------------------------
Owned    . . . . . . . . . . . . . .   $  758.1        $  720.4       $580.7
Serviced with limited recourse . . .      532.7           457.0        321.1
                                       -------------------------------------
Total    . . . . . . . . . . . . . .   $1,290.8        $1,177.4       $901.8
                                       =====================================
Managed credit loss reserves were up 10 percent from December 31, 1995 and up 43 percent from March 31, 1995.  Managed credit loss reserves as a percent of nonperforming managed receivables were 125.3 percent, up from
111.4 percent at December 31, 1995 and 102.2 percent at March 31, 1995.

Total owned and managed credit loss reserves as a percent of receivables were as follows:
- ----------------------------------------------------------------------------
                                      March 31,    December 31,    March 31,
                                           1996            1995         1995
- ----------------------------------------------------------------------------
Owned    . . . . . . . . . . . . . .       3.60%           3.31%        2.78%
Managed  . . . . . . . . . . . . . .       3.53            3.22         2.69
                                       -------------------------------------
/TABLE

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

CREDIT QUALITY
- --------------
Delinquency levels in the consumer portfolio were up compared to the prior and year-ago quarters. Chargeoffs were essentially unchanged compared to the fourth quarter of 1995 but were higher than the first quarter of 1995.

Delinquency and chargeoff levels are monitored on a managed basis which includes both receivables owned and receivables serviced with limited recourse. The latter portfolio is included since it is subjected to underwriting standards comparable to the owned portfolio, is managed by operating personnel without regard to portfolio ownership and results in a similar credit loss exposure for the company.

Effective January 1, 1996, other unsecured consumer finance receivables in the United States and Canada are charged off if an account is nine months contractually delinquent and minimum payments have not been received in six months. In any event, these receivables are charged off when the accounts are 18 months contractually delinquent. Previously, such accounts were charged off when they were nine months contractually delinquent. Delinquency statistics will continue to be reported on a contractual basis for these receivables. Procedures for secured and credit card receivables were unaffected. The application of the new procedure did not have a significant impact on the company's delinquency statistics in the first quarter of 1996, but positively impacted the first quarter chargeoff ratio by 8 basis points.

Delinquency
- -----------

Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

- -----------------------------------------------------------------------------------------------------------
                                              3/31/96      12/31/95      9/30/95       6/30/95      3/31/95
- -----------------------------------------------------------------------------------------------------------
First mortgage . . . . . . . . . . . . . . .     3.28%         3.29%        2.16%         1.74%        1.79%
Home equity. . . . . . . . . . . . . . . . .     3.20          3.24         3.14          2.78         2.75
Visa\MasterCard. . . . . . . . . . . . . . .     2.42          2.22         2.29          2.31         2.33
Merchant participation . . . . . . . . . . .     4.74          4.51         4.25          4.00         4.42
Other unsecured. . . . . . . . . . . . . . .     5.71          5.60         5.10          5.41         5.07
                                              -------------------------------------------------------------
Total    . . . . . . . . . . . . . . . . . .     3.60%         3.46%        3.26%         3.13%        3.10%
                                              =============================================================

Delinquency as a percent of managed consumer receivables increased from the prior quarter and the prior year, resulting from higher delinquencies in credit cards and other unsecured receivables and the company's shift in portfolio mix away from traditional first mortgages and toward unsecured products. This mix change contributed 14 basis points of the year-over-year increase.

Net Chargeoffs of Consumer Receivables
- --------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

- -----------------------------------------------------------------------------------------------------------
                                               First        Fourth        Third         Second        First
                                             Quarter       Quarter      Quarter        Quarter      Quarter
                                                1996          1995         1995           1995         1995
- -----------------------------------------------------------------------------------------------------------
First mortgage . . . . . . . . . . .             .51%          .47%         .32%           .36%         .29%
Home equity. . . . . . . . . . . . .             .89           .95         1.12           1.04          .90
Visa/MasterCard. . . . . . . . . . .            4.44          4.67         4.24           4.05         4.04
Merchant participation . . . . . . .            4.51          5.14         4.63           4.71         4.29
Other unsecured. . . . . . . . . . .            3.91          3.46         3.45           3.21         3.25
                                             --------------------------------------------------------------
Total    . . . . . . . . . . . . . .            3.24%         3.28%        2.97%          2.81%        2.71%
                                             ==============================================================


Net chargeoffs as a percent of average managed consumer receivables for the first quarter of 1996 were flat compared to the fourth quarter of 1995 but were up from the prior year first quarter. Approximately 23 basis points of the increase over the prior year quarter was attributable to increased bankruptcy filings in the Visa/MasterCard portfolio. Another 11 basis points of the year-over-year increase was due to the shift in portfolio mix away from traditional first mortgages. The remainder of the increase was due to maturation of unsecured products and the impact of discontinued merchant programs.

Chargeoffs are a lagging indicator of credit quality and generally reflect prior delinquency trends. The company has increased and modified its collection activities. The company anticipates that chargeoff ratios will remain roughly in the present range before declining in late 1996. However, chargeoffs in any given quarter may be affected by events such as changes in national or regional economic conditions and increases in personal bankruptcies. Future chargeoff levels may also be impacted by the continuing shift in product mix to credit card and other unsecured receivables, which have higher chargeoff rates than secured products.

Nonperforming Assets
- --------------------
Nonperforming assets consisted of the following:

- ------------------------------------------------------------------------------------------------------------
In millions.                                  3/31/96      12/31/95      9/30/95       6/30/95       3/31/95
- ------------------------------------------------------------------------------------------------------------
Nonaccrual managed receivables . . . . . . . $  740.1      $  768.5     $  711.0      $  629.3      $  558.4
Accruing managed consumer receivables
  90 or more days delinquent . . . . . . . .    269.2         267.2        233.6         255.9         238.5
Renegotiated commercial loans. . . . . . . .     20.4          21.2         22.0          41.8          85.9
                                             ---------------------------------------------------------------
Total nonperforming managed
  receivables. . . . . . . . . . . . . . . .  1,029.7       1,056.9        966.6         927.0         882.8
Real estate owned. . . . . . . . . . . . . .    123.1         136.5        148.7         157.1         187.8
                                             ---------------------------------------------------------------
Total nonperforming assets . . . . . . . . . $1,152.8      $1,193.4     $1,115.3      $1,084.1      $1,070.6
                                             ===============================================================
Managed credit loss reserves
  as a percent of nonperforming
  managed receivables. . . . . . . . . . . .    125.4%        111.4%       105.2%        103.3%        102.2%
                                             ---------------------------------------------------------------

    Part II. OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

         21    List of Household International subsidiaries.

         27    Financial Data Schedule.

    (b)  Reports on Form 8-K

         During the first quarter of 1996, the Registrant filed two Current Reports on Form 8-K dated January 25, 1996. One report disclosed the financial results of Household International for the quarter and year ended December 31, 1995, and the other report disclosed supplementary financial information for Household International for the year ended December 31, 1995, as a result of the October 1, 1995, sale by Household Group, Inc., a wholly-owned subsidiary of Household International, of Alexander Hamilton Life Insurance Company of America to Jefferson-Pilot Corporation.

                            SIGNATURE
                            ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HOUSEHOLD INTERNATIONAL, INC.
                                 -----------------------------
                                 (Registrant)


Date:  May 13, 1996              By:  /s/ David A. Schoenholz
       ------------              ----------------------------
                                 David A. Schoenholz,
                                 Executive Vice President -
                                 Chief Financial Officer
                                 and on behalf of
                                 Household International, Inc.

                                 Exhibit Index
                                 -------------

12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

21  List of Household International subsidiaries.

27  Financial Data Schedule.