Form 10-Q
period 1996-06-30
HOUSEHOLD INTERNATIONAL INC
filed 1996-08-12
CIK 354964

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------


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
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 1996, there were 96,828,482 shares of registrant's common stock outstanding.

Part 1.  FINANCIAL INFORMATION


1.  FINANCIAL STATEMENTS


Household International, Inc. and Subsidiaries

STATEMENTS OF INCOME
- --------------------
All dollar amounts except per share data are stated in millions.

- -------------------------------------------------------------------------------------------------------------
                                                                  Six Months Ended         Three Months Ended
                                                                          June 30,                   June 30,
                                                                   1996       1995         1996          1995
- -------------------------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . . . .   $1,380.8   $1,395.2       $701.3        $713.5
Interest income from noninsurance investment securities. . .       59.3       85.1         39.0          48.8
Interest expense . . . . . . . . . . . . . . . . . . . . . .      737.1      777.5        383.7         400.1
                                                               ----------------------------------------------
Net interest margin. . . . . . . . . . . . . . . . . . . . .      703.0      702.8        356.6         362.2
Provision for credit losses on owned receivables . . . . . .      367.8      381.5        176.5         217.2
                                                               ----------------------------------------------
Net interest margin after provision for credit losses. . . .      335.2      321.3        180.1         145.0
                                                               ----------------------------------------------
Securitization income. . . . . . . . . . . . . . . . . . . .      559.9      432.3        280.5         219.5
Insurance premiums and contract revenues . . . . . . . . . .      122.3      174.4         58.4          86.7
Investment income. . . . . . . . . . . . . . . . . . . . . .       93.2      277.8         36.3         138.0
Fee income . . . . . . . . . . . . . . . . . . . . . . . . .      103.2       90.8         53.3          44.0
Other income . . . . . . . . . . . . . . . . . . . . . . . .      163.9      131.4        138.6          90.5
                                                               ----------------------------------------------
Total other revenues . . . . . . . . . . . . . . . . . . . .    1,042.5    1,106.7        567.1         578.7
                                                               ----------------------------------------------
Salaries and fringe benefits . . . . . . . . . . . . . . . .      260.9      286.8        129.2         141.0
Occupancy and equipment expense. . . . . . . . . . . . . . .      115.3      116.6         62.9          57.0
Other marketing expenses . . . . . . . . . . . . . . . . . .      242.2      181.2        141.8          89.4
Other servicing and administrative expenses. . . . . . . . .      273.0      241.0        162.2         117.7
Policyholders' benefits. . . . . . . . . . . . . . . . . . .      126.4      282.9         53.2         142.7
                                                               ----------------------------------------------
Total costs and expenses . . . . . . . . . . . . . . . . . .    1,017.8    1,108.5        549.3         547.8
                                                               ----------------------------------------------
Income before income taxes . . . . . . . . . . . . . . . . .      359.9      319.5        197.9         175.9
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .      124.8      117.2         73.3          69.6
                                                               ----------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .   $  235.1   $  202.3       $124.6        $106.3
                                                               ==============================================

Earnings per common share:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .   $  235.1   $  202.3       $124.6        $106.3
  Preferred dividends. . . . . . . . . . . . . . . . . . . .       (8.3)     (13.8)        (4.2)         (6.9)
                                                               ----------------------------------------------
  Earnings available to common shareholders. . . . . . . . .   $  226.8   $  188.5       $120.4        $ 99.4
                                                               ==============================================
  Average common and common equivalent shares. . . . . . . .       98.5       98.9         98.4          99.2
                                                               ----------------------------------------------
  Fully diluted earnings per common share. . . . . . . . . .   $   2.30   $   1.91       $ 1.22        $ 1.00
                                                               ----------------------------------------------
  Primary earnings per common share. . . . . . . . . . . . .       2.30       1.91         1.22          1.00
                                                               ----------------------------------------------
Dividends declared per common share. . . . . . . . . . . . .        .68        .63          .34          .315
                                                               ----------------------------------------------

See notes to condensed financial statements.

Household International, Inc. and Subsidiaries

BALANCE SHEETS
- --------------

In millions.

- ----------------------------------------------------------------------------------------------
                                                                     June 30,     December 31,
                                                                         1996             1995
- ----------------------------------------------------------------------------------------------
ASSETS
- ------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   336.7        $   270.4
Investment securities. . . . . . . . . . . . . . . . . . . . . .      2,998.0          4,639.5
Receivables, net . . . . . . . . . . . . . . . . . . . . . . . .     23,722.3         21,844.1
Acquired intangibles . . . . . . . . . . . . . . . . . . . . . .      1,025.2            578.5
Property and equipment . . . . . . . . . . . . . . . . . . . . .        342.7            391.7
Real estate owned. . . . . . . . . . . . . . . . . . . . . . . .        131.9            136.5
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .      1,270.6          1,358.1
                                                                    --------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .    $29,827.4        $29,218.8
                                                                    ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Debt:
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,273.5        $ 4,708.8
  Commercial paper, bank and other borrowings. . . . . . . . . .      6,656.5          6,659.4
  Senior and senior subordinated debt (with original
    maturities over one year). . . . . . . . . . . . . . . . . .     14,522.2         11,227.9
                                                                    --------------------------
Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . .     23,452.2         22,596.1
Insurance policy and claim reserves. . . . . . . . . . . . . . .      1,589.2          2,229.3
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .      1,706.5          1,422.5
                                                                    --------------------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .     26,747.9         26,247.9
                                                                    --------------------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts* . . . . . . . . . . . . . . .        175.0             75.0
                                                                    --------------------------
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . .        205.0            205.0
                                                                    --------------------------
Common shareholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . .        115.2            115.2
  Additional paid-in capital . . . . . . . . . . . . . . . . . .        392.1            383.4
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .      2,857.3          2,696.6
  Foreign currency translation adjustments . . . . . . . . . . .       (128.5)          (127.1)
  Unrealized gain (loss) on investments, net . . . . . . . . . .        (37.1)            94.3
  Common stock in treasury . . . . . . . . . . . . . . . . . . .       (499.5)          (471.5)
                                                                    --------------------------
Total common shareholders' equity. . . . . . . . . . . . . . . .      2,699.5          2,690.9
                                                                    --------------------------
Common and preferred shareholders' equity. . . . . . . . . . . .      2,904.5          2,895.9
                                                                    --------------------------
Total liabilities and shareholders' equity . . . . . . . . . . .    $29,827.4        $29,218.8
                                                                    ==========================

* As described in note 7 to the condensed financial statements, the sole asset of the trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in June 1996 and June 1995, bearing interest at 8.70 and 8.25 percent, and with principal balances of $103.1 and $77.3 million, respectively.

See notes to condensed financial statements.

Household International, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS
- ------------------------
In millions.

- --------------------------------------------------------------------------------------------------
Six months ended June 30                                                     1996             1995
- --------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    235.1       $   202.3
Adjustments to reconcile net income to net cash provided by operations:
  Provision for credit losses on owned receivables . . . . . . . . . .       367.8           381.5
  Insurance policy and claim reserves. . . . . . . . . . . . . . . . .        50.7           197.4
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .       119.7           137.9
  Net realized gains from sales of assets. . . . . . . . . . . . . . .      (119.2)          (78.5)
  Other assets and liabilities, net change . . . . . . . . . . . . . .       554.2           (42.9)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (35.3)           29.9
                                                                        --------------------------
Cash provided by operations. . . . . . . . . . . . . . . . . . . . . .     1,173.0           827.6
                                                                       ---------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,513.6)       (2,775.9)
  Matured. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       486.7           957.7
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,994.2         2,100.6
Short-term investment securities, net change . . . . . . . . . . . . .      (336.1)          482.9
Receivables, excluding Visa*/MasterCard*:
  Originated or purchased. . . . . . . . . . . . . . . . . . . . . . .    (6,557.4)       (6,309.9)
  Collected. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,837.6         3,374.0
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,489.4         1,515.5
Visa/MasterCard receivables:
  Originated or collected, net . . . . . . . . . . . . . . . . . . .     (10,311.6)       (9,686.3)
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,434.0)              -
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,312.7         9,474.9
Disposition of banking organizations:
  Assets sold, net . . . . . . . . . . . . . . . . . . . . . . . . .         472.3           104.0
  Deposits and other liabilities sold. . . . . . . . . . . . . . . .      (2,807.8)       (2,670.9)
(Acquisition) disposition of portfolios, net . . . . . . . . . . . .        (620.1)          204.9
Properties and equipment purchased . . . . . . . . . . . . . . . . .         (35.7)          (38.4)
Properties and equipment sold. . . . . . . . . . . . . . . . . . . .           7.1             4.7
                                                                        --------------------------
Cash decrease from investments in operations . . . . . . . . . . . .      (5,016.3)       (3,262.2)
                                                                        --------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change. . . . . . . . . . .         (58.3)        1,201.2
Time certificates accepted . . . . . . . . . . . . . . . . . . . . .       1,417.6         2,043.2
Time certificates paid . . . . . . . . . . . . . . . . . . . . . . .        (872.7)       (1,390.6)
Senior and senior subordinated debt issued . . . . . . . . . . . . .       4,875.1         1,898.5
Senior and senior subordinated debt retired. . . . . . . . . . . . .      (1,577.1)       (1,450.9)
Policyholders' benefits paid . . . . . . . . . . . . . . . . . . . .         (59.1)         (489.7)
Cash received from policyholders . . . . . . . . . . . . . . . . . .         188.4           481.6
Shareholders' dividends. . . . . . . . . . . . . . . . . . . . . . .         (74.4)          (75.3)
Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . .         (35.8)              -
Issuance of common stock . . . . . . . . . . . . . . . . . . . . . .           8.0            15.6
Issuance of company obligated mandatorily redeemable
  preferred securities of subsidiary trusts. . . . . . . . . . . . .         100.0            75.0
                                                                        --------------------------
Cash increase from financing and capital transactions. . . . . . . .       3,911.7         2,308.6
                                                                        --------------------------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . .          (2.1)           21.4
                                                                        --------------------------
Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . .          66.3          (104.6)
Cash at January 1. . . . . . . . . . . . . . . . . . . . . . . . . .         270.4           541.2
                                                                        --------------------------
Cash at June 30. . . . . . . . . . . . . . . . . . . . . . . . . . .    $    336.7       $   436.6
                                                                        ==========================
Supplemental cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    697.9       $   695.8
                                                                        --------------------------
Income taxes paid (received) . . . . . . . . . . . . . . . . . . . .        (139.1)          131.3
                                                                        --------------------------

See notes to condensed financial statements.

*VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated respectively.

Household International, Inc. and Subsidiaries

FINANCIAL HIGHLIGHTS
- --------------------
All dollar amounts are stated in millions.

- ------------------------------------------------------------------------------------------------------------
                                                                 Six Months Ended         Three Months Ended
                                                                         June 30,                   June 30,
                                                            1996             1995           1996        1995
- ------------------------------------------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . .      $  235.1         $  202.3       $  124.6    $  106.3
                                                        ----------------------------------------------------
Revenues . . . . . . . . . . . . . . . . . . . . .       2,482.6          2,587.0        1,307.4     1,341.0
                                                        ----------------------------------------------------
Return on average common shareholders'
  equity <F1> <F2> . . . . . . . . . . . . . . . .          16.8%            16.0%          17.9%       16.5%
                                                        ----------------------------------------------------
Return on average owned assets <F1>  . . . . . . .          1.62             1.15           1.71        1.20
                                                        ----------------------------------------------------
Managed basis efficiency ratio, normalized <F3>  .          42.4             51.9           43.4        50.1
                                                        ----------------------------------------------------

All dollar amounts are stated in millions.
- ------------------------------------------------------------------------------------------------------------
                                                                         June 30,               December 31,
                                                                             1996                       1995
- ------------------------------------------------------------------------------------------------------------
Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $29,827.4                  $29,218.8
                                                                        ------------------------------------
Total shareholders' equity as a percent of owned assets <F4> . . .          10.32%                     10.17%
                                                                        ------------------------------------
Total shareholders' equity as a percent of managed assets <F4> . .           6.59                       6.74
                                                                        ------------------------------------

<F1>  Annualized.

<F2>  Excluding the impact of Statement of Financial Accounting Standards No.
      115, "Accounting for Certain Investments in Debt and Equity Securities", the return on average common shareholders' equity was 17.8 and 17.0 percent for the second quarter and first six months of 1996 compared to
      16.3 and 15.7 percent for the respective periods of 1995.

<F3>  Ratio of operating expenses to managed net interest margin and other revenues less policyholders' benefits. The normalized efficiency ratio excludes certain nonrecurring items. The managed basis efficiency ratio, including these nonrecurring items, was 46.0 and 43.8 percent for the second quarter and first six months, compared to 46.9 and 49.9 percent in the same year-ago periods.

<F4>  Includes company obligated mandatorily redeemable preferred securities of subsidiary trusts.

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

2.  INVESTMENT SECURITIES
    ---------------------
    Investment securities consisted of the following:

    ----------------------------------------------------------------------------------------
    In millions.                                      June 30, 1996        December 31, 1995
    ----------------------------------------------------------------------------------------
                                               Amortized   Carrying     Amortized   Carrying
                                                    Cost      Value          Cost      Value
    ----------------------------------------------------------------------------------------
    AVAILABLE-FOR-SALE INVESTMENTS
    Marketable equity securities . . . . . .    $  235.9   $  231.4      $  321.6   $  327.1
    Corporate debt securities. . . . . . . .     1,355.9    1,326.3       1,433.2    1,560.0
    Government debt securities . . . . . . .       143.0      141.9         140.2      142.1
    Mortgage-backed securities . . . . . . .       382.7      353.4       1,046.5    1,053.7
    Policy loans . . . . . . . . . . . . . .           -          -         821.4      821.4
    Other. . . . . . . . . . . . . . . . . .       900.5      910.4         689.7      690.9
                                                --------------------------------------------
    Subtotal . . . . . . . . . . . . . . . .     3,018.0    2,963.4       4,452.6    4,595.2
                                                --------------------------------------------
    Accrued investment income. . . . . . . .        34.6       34.6          44.3       44.3
                                                --------------------------------------------
    Total investment securities. . . . . . .    $3,052.6   $2,998.0      $4,496.9   $4,639.5
                                                ============================================

    For available-for-sale investments, carrying value equals fair value, in accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

3.  RECEIVABLES
    -----------
    Receivables consisted of the following:

    -------------------------------------------------------------------------------------------
                                                                      June 30,     December 31,
    In millions.                                                          1996             1995
    -------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . . . . . . . . . . . .     $ 1,741.8        $ 2,066.9
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .       3,910.7          4,148.2
    Visa/MasterCard. . . . . . . . . . . . . . . . . . . . . . .       7,799.4          5,512.0
    Merchant participation . . . . . . . . . . . . . . . . . . .       4,054.7          3,696.2
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .       4,959.4          5,019.2
    Commercial . . . . . . . . . . . . . . . . . . . . . . . . .       1,122.7          1,289.6
                                                                     --------------------------
    Total owned receivables  . . . . . . . . . . . . . . . . . .      23,588.7         21,732.1

    Accrued finance charges. . . . . . . . . . . . . . . . . . .         396.0            381.6
    Credit loss reserve for owned receivables. . . . . . . . . .        (858.3)          (720.4)
    Unearned credit insurance premiums and claims reserves . . .        (166.8)          (159.9)
    Amounts due and deferred from receivables sales. . . . . . .       1,355.5          1,067.7
    Reserve for receivables serviced with limited recourse . . .        (592.8)          (457.0)
                                                                     --------------------------
    Total owned receivables, net . . . . . . . . . . . . . . . .      23,722.3         21,844.1
    Receivables serviced with limited recourse . . . . . . . . .      16,878.0         14,884.6
                                                                     --------------------------
    Total managed receivables, net . . . . . . . . . . . . . . .     $40,600.3        $36,728.7
                                                                     ==========================

    The outstanding balance of receivables serviced with limited recourse consisted of the following:

    -------------------------------------------------------------------------------------------
                                                                      June 30,     December 31,
    In millions.                                                          1996             1995
    -------------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,609.7        $ 4,661.9
    Visa/MasterCard. . . . . . . . . . . . . . . . . . . . . . .       9,245.3          7,831.1
    Merchant participation . . . . . . . . . . . . . . . . . . .         691.8            750.0
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .       2,331.2          1,641.6
                                                                     --------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $16,878.0        $14,884.6
                                                                     ==========================

    The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:

    -------------------------------------------------------------------------------------------
                                                                      June 30,     December 31,
    In millions.                                                          1996             1995
    -------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . . . . . . . . . . . .     $ 1,741.8        $ 2,066.9
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .       8,520.4          8,810.1
    Visa/MasterCard. . . . . . . . . . . . . . . . . . . . . . .      17,044.7         13,343.1
    Merchant participation . . . . . . . . . . . . . . . . . . .       4,746.5          4,446.2
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .       7,290.6          6,660.8
    Commercial . . . . . . . . . . . . . . . . . . . . . . . . .       1,122.7          1,289.6
                                                                     --------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $40,466.7        $36,616.7
                                                                     ==========================

    The amounts due and deferred from receivables sales of $1,355.5 million at June 30, 1996 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $1,354.8 million. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $191.8 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $214.0 million at June 30, 1996. The company has an agreement with a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses relating to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $592.8 million at June 30, 1996 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

    See Note 4, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 17 and 18 for additional information related to the credit quality of receivables.

    Effective January 1, 1996 other unsecured receivables in the United States and Canadian consumer finance operations are charged off if an account is nine months contractually delinquent and minimum payments have not been received in six months. In any event, these receivables are charged off when the accounts are 18 months contractually delinquent. Previously, such accounts were charged off when they were nine months contractually delinquent. Delinquency statistics will continue to be reported on a contractual basis for these receivables. Procedures for secured and credit card receivables were unaffected. The implementation of this new procedure did not have a material impact on the company's financial statements for the first six months of 1996.

4.  CREDIT LOSS RESERVES
    --------------------
    An analysis of credit loss reserves for the six months ended June 30 was as follows:

    -------------------------------------------------------------------------------------------
    In millions.                                                             1996          1995
    -------------------------------------------------------------------------------------------
    Credit loss reserves for owned receivables at January 1. . . . .     $  720.4       $ 546.0
    Provision for credit losses - owned receivables. . . . . . . . .        367.8         381.5
    Owned receivables charged off. . . . . . . . . . . . . . . . . .       (354.1)       (345.2)
    Recoveries on owned receivables. . . . . . . . . . . . . . . . .         61.0          64.0
    Credit loss reserves on receivables purchased, net . . . . . . .         69.1           4.7
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5.9)         10.1
                                                                         ----------------------
    TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT JUNE 30. . .        858.3         661.1
                                                                         ----------------------
    Credit loss reserves for receivables serviced with
      limited recourse at January 1. . . . . . . . . . . . . . . . .        457.0         336.5
    Provision for credit losses. . . . . . . . . . . . . . . . . . .        418.2         128.1
    Chargeoffs . . . . . . . . . . . . . . . . . . . . . . . . . . .       (293.6)       (179.9)
    Recoveries . . . . . . . . . . . . . . . . . . . . . . . . . . .         12.4           8.4
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1.2)          3.0
                                                                         ----------------------
    TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
      LIMITED RECOURSE AT JUNE 30. . . . . . . . . . . . . . . . . .        592.8         296.1
                                                                         ----------------------
    TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT JUNE 30. .     $1,451.1       $ 957.2
                                                                         ======================

5.  INCOME TAXES
    ------------
    Effective tax rates for the six months ended June 30, 1996 and 1995 of
    34.7 and 36.7 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) domestic and foreign loss carry forwards, (b) amortization and write-offs of intangible assets, (c) state and local income taxes,
    (d) reduction of noncurrent tax requirements and (e) leveraged lease tax benefits.

6.  EARNINGS PER COMMON SHARE
    -------------------------
    Computations of earnings per common share for the six months ended June 30 were as follows:

    ------------------------------------------------------------------------------------------------
                                                                      1996                      1995
                                                        ------------------         -----------------
                                                                     Fully                     Fully
    In millions, except per share data.                 Primary    Diluted         Primary   Diluted
    ------------------------------------------------------------------------------------------------
    Earnings:
      Net income . . . . . . . . . . . . . . . . . .     $235.1     $235.1          $202.3    $202.3
      Preferred dividends. . . . . . . . . . . . . .       (8.3)      (8.3)          (13.9)    (13.8)
                                                         -------------------------------------------
    Net income available to common shareholders. . .     $226.8     $226.8          $188.4    $188.5
                                                         ===========================================
    Average shares:
      Common . . . . . . . . . . . . . . . . . . . .       97.2       97.2            97.1      97.1
      Common equivalents . . . . . . . . . . . . . .        1.2        1.3             1.6       1.8
                                                         -------------------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . .       98.4       98.5            98.7      98.9
                                                         ===========================================
    Earnings per common share. . . . . . . . . . . .     $ 2.30     $ 2.30          $ 1.91    $ 1.91
                                                         ===========================================

    Common share equivalents assume exercise of stock options, if dilutive. The fully diluted earnings per share computation for 1995 also assumes conversion of dilutive convertible preferred stock into common equivalents.

7.  COMPANY OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES OF SUBSIDIARY TRUSTS
    -----------------------------------------
    In June 1996 Household Capital Trust II ("HCT II"), a wholly-owned subsidiary of the company, issued 4 million 8.70 percent Trust Preferred Securities ("preferred securities") at $25 per preferred security. The sole asset of HCT II is $103.1 million of 8.70 percent Junior Subordinated Deferrable Interest Notes issued by the company. The junior subordinated notes held by HCT II mature on June 30, 2036 and are redeemable by the company in whole or in part beginning on June 30, 2001, at which time the HCT II preferred securities are callable. Net proceeds from the issuance of preferred securities were used for general corporate purposes.

    In June 1995 Household Capital Trust I ("HCT I"), a wholly-owned subsidiary of the company, issued 3 million 8.25 percent preferred securities at $25 per preferred security. The sole asset of HCT I is $77.3 million of 8.25 percent Junior Subordinated Deferrable Interest Notes issued by the company. The junior subordinated notes held by HCT I mature on June 30, 2025 and are redeemable by the company in whole or in part beginning June 30, 2000, at which time the HCT I preferred securities are callable. HCT I may elect to extend the maturity of its preferred securities to June 30, 2044.

    The obligations of the company with respect to the junior subordinated notes, when considered together with certain undertakings of the company with respect to HCT I and HCT II, constitute full and unconditional guarantees by the company of HCT I's and HCT II's obligations under the respective preferred securities. The preferred securities are classified in the company's balance sheets as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interest in the trusts) at their face and redemption amount of $175 million. The preferred securities have a liquidation value of $25 per preferred security. Dividends on the preferred securities are cumulative, payable quarterly in arrears, and are deferable at the company's option for up to five years from date of issuance. The company cannot pay dividends on its preferred and common stocks during such deferments. Dividends on the preferred securities have been classified as interest expense in the statements of income.

8.  OPERATING EXPENSES
    ------------------
    In the second quarter of 1996, the company recorded approximately $78 million of nonrecurring charges related to the rationalization of certain office space, the settlement of litigation and other similar matters.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OPERATIONS SUMMARY
    ------------------
    Net income for the second quarter and first six months of 1996 was $124.6 and $235.1 million, up 17 and 16 percent from the respective 1995 periods. Earnings growth in the company's core businesses exceeded these rates of increase, as 1995 net income included earnings from businesses that were sold or exited. Fully diluted earnings per share were $1.22 per share in the second quarter and $2.30 per share for the first six months of 1996, up from $1.00 and $1.91 per share in the same periods in 1995. The company's annualized return on average common shareholders' equity for the second quarter and first six months of 1996 was 17.9 and 16.8 percent, respectively, compared to 16.5 and 16.0 percent in the respective year-ago periods. The annualized return on average owned assets improved to 1.71 and 1.62 percent in the second quarter and first six months of 1996, respectively, up from 1.20 and 1.15 percent in the same year-ago periods.

    - The following is a summary of the operating results of the company's businesses for the second quarter and first six months of 1996 compared to the corresponding prior year periods:

              The domestic consumer finance business increased earnings in the second quarter and first six months of 1996 due to improved efficiency and higher net interest margin, driven by managed receivable growth and wider spreads.

              Earnings for the credit card business for the second quarter of 1996 were essentially unchanged compared to the prior year quarter, but earnings for the first six months of 1996 were lower than a year ago. Earnings for the Visa*/MasterCard* business for the second quarter and first six months were lower than the prior year periods, as higher net interest margin and fee income were offset by higher credit costs resulting primarily from increased personal bankruptcy filings. This business continued to benefit from the company's association with the General Motors credit card ("GM Card") program. The company acquired the $3.4 billion Union Privilege Visa/MasterCard receivable portfolio in June 1996. This program did not yet contribute to earnings.

              The private-label credit card business reported higher earnings in the second quarter and first six months compared to the year-ago periods due to portfolio growth, which generated higher fee income and net interest margin.

              Net income increased in the United Kingdom operation primarily due to improved efficiency, as well as higher net interest margin and insurance premiums, driven by growth in other unsecured and Visa/MasterCard receivables, including the GM Card from Vauxhall.

              The Canadian operation was profitable in the second quarter and first six months of 1996, compared to losses last year, primarily as a result of improved efficiency. Net interest margin for the first six months of 1996 also benefited from wider spreads and a shift in product mix toward unsecured receivables.

              The commercial business reported higher earnings in the second quarter and first six months compared to last year primarily due to lower credit costs and utilization of tax loss carryforwards.

*VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated respectively.

    - During the second quarter, the company sold all of its consumer banking operations in the metropolitan Chicago market, including approximately $2.9 billion in deposits and $340 million of home equity and other unsecured receivables. The company recorded an after-tax gain of approximately $70 million after reducing acquired intangibles and other deferred costs by approximately $110 million. The sale is expected to have a slight positive impact on the company's future operating results.

         The company also recorded approximately $49 million, after tax, of nonrecurring charges related to litigation, rationalization of office space and other matters in the second quarter.

    - In view of continued uncertainty regarding consumer loss trends, including higher levels of personal bankruptcies, the company recorded provisions for credit losses in excess of current period chargeoffs. Approximately $40 million of the excess provision related to owned receivables, with the remainder pertaining to securitized loans.

    - The company's normalized managed basis efficiency ratio was 43.4 and 42.4 percent for the second quarter and first six months of 1996, respectively, compared to 50.1 and 51.9 percent in 1995.
         The efficiency ratio is the ratio of operating expenses to managed net interest margin and other revenues less policyholders' benefits (operating expenses include salaries and fringe benefits, occupancy and equipment expense, other marketing expenses, and other servicing and administrative expenses). The normalized efficiency ratio excludes nonrecurring gains and losses and charges. The improvement in the managed ratio over the prior year periods was primarily due to lower expenses resulting from sales of less-efficient business during 1995.

    BALANCE SHEET REVIEW
    --------------------
    - As previously discussed, the company acquired the AFL-CIO's $3.4 billion Union Privilege Visa/MasterCard portfolio in June 1996. This portfolio has 2.2 million cardholders. The company recorded approximately $600 million of acquired intangibles in connection with this purchase.

    - Owned consumer receivables were $22.5 billion at June 30, 1996, up from $19.9 billion at March 31, 1996 and $20.8 billion at June 30, 1995. The increase from the prior periods was due to the previously-mentioned portfolio acquisition. Also in the second quarter of 1996, the company securitized and sold, excluding replenishment of certificate holder interests, approximately $2.0 billion of Visa/MasterCard and home equity receivables.

    - The following table summarizes the percentage increase in managed consumer receivables (owned and serviced with limited recourse) from March 31, 1996 (annualized) and June 30, 1995:

         ------------------------------------------------------------------------------
                                           Quarter-over-Quarter          Year-over-Year
                                             Growth (Annualized)                 Growth
         Managed consumer receivables          <F1>         <F2>        <F1>        <F2>
         ------------------------------------------------------------------------------
         Credit cards. . . . . . . . . . .      92%          16%         41%         20%
                                                ---------------------------------------
         Other unsecured . . . . . . . . .      18           23          22          23
                                                ---------------------------------------
         Core products <F3>. . . . . . . .      49           13          25          15
                                                ----------------------------------------

         <F1>   As reported.
         <F2>   Excludes the acquisition of the Union Privilege Visa/MasterCard portfolio and the sale of other unsecured and home equity receivables in connection with the sale of the Chicago consumer banking operations.
         <F3>   Includes home equity receivables.  Home equity receivable growth was essentially unchanged compared to the prior quarter and year-ago period, after adjusting for the sale of the consumer banking operations in Chicago. Increased new volume was offset by high levels of prepayments.

         /TABLE

    - The company continued to increase its managed credit loss reserves due to uncertainty over consumer payment patterns, including trends in personal bankruptcy filings, and continued growth in unsecured products. Credit loss reserves as a percent of managed receivables were 3.59 percent, compared to 3.53 percent at March 31, 1996 and
         2.74 percent at June 30, 1995. Reserves as a percent of nonperforming managed receivables increased to 133.4 percent from
         125.4 percent at March 31, 1996 and 103.3 percent at June 30, 1995. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 3.43 percent, compared to 3.60 percent at March 31, 1996 and 3.13 percent at June 30, 1995. The annualized total consumer managed chargeoff ratio in the second quarter of 1996 was 3.33 percent, compared to
         3.24 percent in the prior quarter and 2.81 percent in the year-ago quarter.

    - In June 1996, a subsidiary of the company issued $100 million of company obligated mandatorily redeemable preferred securities of subsidiary trusts ("trust originated securities") (representing the minority interest in the subsidiary).

    - The ratio of common and preferred shareholders' equity (including trust originated securities) to total owned assets was 10.32 percent compared to 10.17 percent at December 31, 1995. The ratio of total shareholders' equity to managed assets was 6.59 percent compared to
         6.74 percent at December 31, 1995. The decrease in the managed ratio from the year-end 1995 level was due to the acquisition of the $3.4 billion AFL-CIO Visa/MasterCard portfolio. This decrease was consistent with the company's intent to grow its core businesses, following the disposition of non-core operations in 1995.

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

    Management monitors the company's operations on a managed basis as well as on the historical owned basis reflected in its statements of income. The managed basis assumes that the receivables securitized and sold are instead still held in the portfolio. Pro forma statements of income on a managed basis for the second quarter and six months ended June 30, 1996 and 1995 are presented below. For purposes of this analysis, the results do not reflect the differences between the company's accounting policies for owned receivables and receivables serviced with limited recourse. Accordingly, net income on the pro forma managed basis equals net income on a historical owned basis.

    Pro Forma Managed Statements of Income

    ---------------------------------------------------------------------------------------------------------
                                                      Six Months Ended                     Three Months Ended
    All dollar amounts are                                    June 30,                               June 30,
    stated in millions.                       1996                1995                1996               1995
    ---------------------------------------------------------------------------------------------------------
    Finance income . . . . . . .  $ 2,469.5  12.50%*  $ 2,257.9  12.28%*  $ 1,258.5  12.26%* $ 1,140.2  12.22%*
    Interest income from
      noninsurance investment
      securities . . . . . . . .      59.3     .30         85.1    .46         39.0    .38        48.8    .53
    Interest expense . . . . . .   1,191.9    6.03      1,190.4   6.47        616.2   6.00       608.0   6.52
                                  ---------------------------------------------------------------------------
    Net interest margin. . . . .   1,336.9    6.77      1,152.6   6.27        681.3   6.64       581.0   6.23
    Provision for credit losses      786.0    3.98        509.6   2.77        385.6   3.76       282.4   3.03
                                  ---------------------------------------------------------------------------
    Net interest margin after
      provision for credit losses    550.9    2.79        643.0   3.50        295.7   2.88       298.6   3.20
                                  ---------------------------------------------------------------------------
    Insurance premiums and
      contract revenues. . . . .     122.3                174.4                58.4               86.7
    Investment income. . . . . .      93.2                277.8                36.3              138.0
    Fee income . . . . . . . . .     447.4                201.4               218.2              109.9
    Other income . . . . . . . .     163.9                131.4               138.6               90.5
                                  ---------------------------------------------------------------------------
    Total other revenues . . . .     826.8                785.0               451.5              425.1
                                  ---------------------------------------------------------------------------
    Salaries and fringe benefits     260.9                286.8               129.2              141.0
    Occupancy and equipment
     expense . . . . . . . . . .     115.3                116.6                62.9               57.0
    Other marketing expenses . .     242.2                181.2               141.8               89.4
    Other servicing and
      administrative expenses. .     273.0                241.0               162.2              117.7
    Policyholders'
       benefits. . . . . . . . .     126.4                282.9                53.2              142.7
                                  ---------------------------------------------------------------------------
    Total costs and expenses . .   1,017.8              1,108.5               549.3              547.8
                                  ---------------------------------------------------------------------------
    Income before taxes. . . . .     359.9                319.5               197.9              175.9
    Income taxes . . . . . . . .     124.8                117.2                73.3               69.6
                                  ---------------------------------------------------------------------------
    Net income . . . . . . . . .  $   235.1           $   202.3           $   124.6          $   106.3
                                  ===========================================================================
    Average managed
      receivables. . . . . . . .  $37,420.9           $33,795.6           $38,177.1          $33,938.4
    Average noninsurance
      investments. . . . . . . .   2,090.8              2,980.3             2,874.3            3,379.2
                                  ---------------------------------------------------------------------------
    Average managed interest
      earning assets . . . . . .  $39,511.7           $36,775.9           $41,051.4          $37,317.6
                                  ===========================================================================

    * As a percent, annualized, of average managed interest-earning assets (excluding insurance investments).

   The following discussion on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on the company's historical statements of income ("Owned Basis") as well as on the above pro forma statements of income ("Managed Basis").

   Net interest margin
   -------------------
   Net interest margin on an Owned Basis was $356.6 and $703.0 million for the second quarter and first six months of 1996, essentially unchanged compared to $362.2 and $702.8 million in the prior year periods. Owned receivable growth was offset by a higher proportion of home equity receivables, which earn narrower spreads than the company's other core products, as well as merchant participation receivables, which earned narrower spreads compared to the prior year.

   Net interest margin on a Managed Basis was $681.3 and $1,336.9 million for the second quarter and first six months of 1996, up 17 and 16 percent, respectively, compared to the same year-ago periods. Net interest margin as a percent of average managed interest-earning assets, annualized, was
   6.64 percent compared to 6.91 percent in the previous quarter and 6.23 percent in the year-ago quarter. The net interest margin percentage on a Managed Basis in the second quarters of 1996 and 1995 was adversely affected by temporary investments that were used to fund the disposition of consumer banking deposits, as well as the acquisition of the AFL-CIO Visa/MasterCard portfolio in June 1996. These temporary portfolios distorted the trend in the net interest margin percentages. Excluding the impact of these temporary investments, net interest margin as a percent of average managed interest-earning assets, annualized, was 7.04 and 6.44 percent in the second quarter of 1996 and 1995, respectively. Approximately two-thirds of the increase over the year-ago quarter was due to the continued shift in product mix toward unsecured receivables, with the remainder of the increase primarily due to lower leverage.

   Provision for credit losses
   ---------------------------
   The provision for credit losses for receivables on an Owned Basis for the second quarter and first six months of 1996 totaled $176.5 and $367.8 million, down 19 and 4 percent from $217.2 and $381.5 million in the comparable prior year periods. The provision as a percent of average owned receivables, annualized, was 4.46 percent in the second quarter of 1996 compared to 4.04 percent in the second quarter of 1995. The level of provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations and sales of receivables in a particular period.

   The provision for credit losses for receivables on a Managed Basis totaled $385.6 and $786.0 million in the second quarter and first six months of 1996, up 37 percent from $282.4 million and 54 percent from $509.6 million in the comparable periods of 1995. As a percent of average managed interest-earning assets, annualized, the provision increased to 3.76 percent from 3.03 percent in the second quarter of 1995. The company continued to provide for reserves in excess of chargeoffs on both an Owned and Managed Basis due to continued growth and seasoning of unsecured products and uncertainty over consumer payment patterns and increased levels of personal bankruptcies. In addition, the Managed Basis provision includes the over-the-life reserve requirement on securitized receivables. These provisions are impacted by the type and amount of receivables securitized in a given period and substantially offset the income recorded on the securitization transactions, as discussed below. In the second quarter of 1996, the company securitized approximately $2.0 billion of Visa/MasterCard and home equity receivables, compared to approximately $780 million of such receivables a year ago. For the first six months of 1996, the company securitized approximately $3.4 billion of other unsecured, Visa/MasterCard and home equity receivables compared to approximately $1.4 billion of Visa/MasterCard and home equity receivables in 1995. See the credit quality section for further discussion of factors affecting the provision for credit losses.

   Other revenues
   --------------
   Securitization income on an Owned Basis consists of income associated with the securitizations and sales of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The 28 percent increase in securitization income on an Owned Basis compared to the second quarter of 1995 was primarily due to the 27 percent increase in average securitized receivables. Securitization income for the first six months of 1996 increased 30 percent compared to a year ago primarily due to the 23 percent increase in average securitized receivables. In addition, securitization income for the first six months of 1996 was favorably impacted by wider spreads resulting from the growth in securitized Visa/MasterCard and other unsecured receivables. The components of securitization income are reclassified to the applicable lines in the statements of income on a Managed Basis.

   Insurance premiums and contract revenues decreased from the second quarter and first six months of 1995 due to the sale of the individual life and annuity lines of business in the fourth quarter of 1995. Insurance premiums and contract revenues of the specialty and credit business improved from the second quarter and first six months of 1995 due to growth in the company's domestic and United Kingdom receivable base.

   Investment income in the second quarter and first six months of 1996 was below the year-ago periods primarily due to the sale of the individual life and annuity lines of business in the fourth quarter of 1995.

   Fee income on an Owned Basis includes revenues from fee-based products such as credit cards, and consumer banking deposits. Fee income was $53.3 and $103.2 million in the second quarter and first six months of 1996, up from $44.0 and $90.8 million in the comparable periods of the prior year primarily due to higher interchange and other fees as a result of the increase in the amount of owned credit card receivables compared to the prior year. Fee income on a Managed Basis, which in addition to the items discussed above includes fees and other income related to receivables serviced with limited recourse, increased to $218.2 and $447.4 million in the second quarter and first six months of 1996 from $109.9 and $201.4 million in the same periods in 1995. The increase was due to higher interchange and other fee income resulting from growth in
   the managed credit card portfolio and increased transaction volume.   In
   addition, fee income in the second quarter and first six months of 1996 included higher income associated with the securitization and sale of a larger amount of receivables compared to a year ago. Income recorded on these securitization transactions was substantially offset by the over-the-life reserve for estimated credit losses on the securitized receivables, as previously discussed.

   Other income increased compared to the second quarter and first six months of 1995, as the company received a higher premium on the sale of the consumer banking operations in Illinois in 1996 compared to the premium received on the sales of its banking operations located in California, Maryland and Virginia in the second quarter of 1995.

   Expenses
   --------
   As previously discussed, in the second quarter of 1996, the company recorded approximately $78 million on nonrecurring charges related to the rationalization of certain office space, the settlement of litigation and other similar matters.

   Salaries and fringe benefits were $129.2 and $260.9 million compared to $141.0 and $286.8 million in the second quarter and first six months of 1995. The improvement was primarily due to fewer employees compared to the prior year resulting from actions taken throughout 1995 and 1996 to improve the operating efficiency of certain businesses and to exit others.

   Occupancy and equipment expense increased compared to the second quarter of 1995 and was essentially unchanged compared to the first six months of 1995. In the second quarter of 1996, the company incurred nonrecurring costs related to the rationalization of office space. These costs were partially offset by lower ongoing expenses resulting from initiatives undertaken in 1995, including the sales of businesses and reductions in office space.

   Other marketing expenses for the second quarter and first six months of 1996 totaled $141.8 and $242.2 million, up from $89.4 and $181.2 million in the comparable prior year periods. The increase resulted from higher expenses related to the credit card portfolio.

   Other servicing and administrative expenses were $162.2 and $273.0 million compared to $117.7 and $241.0 million in the second quarter and first six months of 1995. The higher expenses were primarily attributable to nonrecurring charges recorded in the second quarter of 1996 related to litigation and other matters, including the settlement of litigation with Eljer Industries, Inc.

   Policyholders' benefits were lower than the prior year periods due to the sale of the individual life and annuity lines of business in the fourth quarter of 1995. Policyholders' benefits of the retained specialty and credit business were essentially flat compared to the year-ago periods.

   CREDIT LOSS RESERVES
   --------------------
   The company's credit portfolios and credit management policies are divided into two distinct components - consumer and commercial. For consumer products, credit policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. The commercial credit portfolio is monitored on an individual transaction basis and is also evaluated based on overall risk factors. See Note 3, "Receivables" in the accompanying financial statements for receivables by product type.

   Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

   ------------------------------------------------------------------------------------------
                                          June 30,     March 31,    December 31,     June 30,
                                              1996          1996            1995         1995
   ------------------------------------------------------------------------------------------
   Owned . . . . . . . . . . . . . . .    $  858.3      $  758.1        $  720.4       $661.1
   Serviced with limited recourse. . .       592.8         532.7           457.0        296.1
                                          ---------------------------------------------------
   Total . . . . . . . . . . . . . . .    $1,451.1      $1,290.8        $1,177.4       $957.2
                                          ===================================================

   Managed credit loss reserves were up 12 percent from March 31, 1996 and up 52 percent from June 30, 1995. The company recorded purchased reserves totaling approximately $60 million in connection with the acquisition of the AFL-CIO Visa/MasterCard portfolio in June 1996. Managed credit loss reserves as a percent of nonperforming managed receivables were 133.4 percent, up compared to 125.4 percent at March 31, 1996 and 103.3 percent at June 30, 1995.

   Total owned and managed credit loss reserves as a percent of receivables were as follows:

   ---------------------------------------------------------------------------------------
                                       June 30,    March 31,     December 31,     June 30,
                                           1996         1996             1995         1995
   ---------------------------------------------------------------------------------------
   Owned . . . . . . . . . . . . . .       3.64%        3.60%            3.31%        2.95%
   Managed . . . . . . . . . . . . .       3.59         3.53             3.22         2.74
                                           -----------------------------------------------

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

   CREDIT QUALITY
   --------------
   Delinquency levels in the consumer portfolio were lower than the prior quarter but increased compared to a year-ago. Chargeoffs increased compared to both the previous and year-ago periods. Credit quality statistics benefited from the acquisition of the AFL-CIO Visa/MasterCard portfolio in June 1996.

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

   In the second quarter of 1996, the company standardized the chargeoff policy for all components of the merchant participation portfolio by transferring all merchant participation receivables that were originated and serviced by one of the company's credit card subsidiaries to another subsidiary. As a result of this transfer, all private-label credit card accounts are now charged off at 9 months contractually past due, instead of 6 months. This change was made to gain efficiencies in administering one chargeoff policy and to be more responsive to the needs of the company's private-label credit card customers. For comparability of quarterly trends, the impact of the change was excluded from reported credit quality statistics.

   Delinquency
   -----------
   Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

   ------------------------------------------------------------------------------------------
                                  6/30/96      3/31/96     12/31/95      9/30/95      6/30/95
   ------------------------------------------------------------------------------------------
   First mortgage . . . . . . .      3.64%        3.28%        3.29%        2.16%        1.74%
   Home equity. . . . . . . . .      3.35         3.20         3.24         3.14         2.78
   Visa/MasterCard. . . . . . .      2.05         2.42         2.22         2.29         2.31
   Merchant participation*. . .      4.54         4.74         4.51         4.25         4.00
   Other unsecured. . . . . . .      5.95         5.71         5.60         5.10         5.41
                                     --------------------------------------------------------
   Total* . . . . . . . . . . .      3.43%        3.60%        3.46%        3.26%        3.13%
                                     ========================================================

    * In the second quarter of 1996, the chargeoff policy for different components of the merchant participation portfolio was standardized. For comparability of quarterly trends, second quarter 1996 amounts exclude the impact of this change. Including the impact of this change, merchant participation and total delinquency was 5.04 and 3.49 percent, respectively, for the second quarter of 1996.

    Delinquency as a percent of managed consumer receivables declined from the prior quarter but increased compared to a year ago. The delinquency ratio in the second quarter of 1996 benefited from the acquisition of the AFL-CIO Visa/MasterCard portfolio in June 1996, as new accounts were added to the receivable base but had not yet contributed significantly to delinquency. Excluding the impact of this portfolio acquisition, the Visa/MasterCard delinquency ratio was 2.44 percent, and the total delinquency ratio was 3.70 percent for the second quarter of 1996. The increase in the delinquency ratio compared to a year ago was primarily due to the company's shift in product mix away from traditional first mortgages and toward unsecured products, along with the seasoning of those products.

    Net Chargeoffs of Consumer Receivables
    --------------------------------------
    Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

    ----------------------------------------------------------------------------------------------
                                     Second        First        Fourth         Third        Second
                                    Quarter      Quarter       Quarter       Quarter       Quarter
                                       1996         1996          1995          1995          1995
    ----------------------------------------------------------------------------------------------
    First mortgage . . . . . . .        .46%         .51%          .47%          .32%          .36%
    Home equity. . . . . . . . .        .89          .89           .95          1.12          1.04
    Visa/MasterCard. . . . . . .       4.86         4.44          4.67          4.24          4.05
    Merchant participation*. . .       3.82         4.51          5.14          4.63          4.71
    Other unsecured. . . . . . .       3.58         3.91          3.46          3.45          3.21
                                       -----------------------------------------------------------
    Total* . . . . . . . . . . .       3.33%        3.24%         3.28%         2.97%         2.81%
                                       ===========================================================

    * In the second quarter of 1996, the chargeoff policy for different components of the merchant participation portfolio was standardized.
      For comparability of quarterly trends, second quarter 1996 amounts exclude the impact of this change. Including the impact of this change, merchant participation and total net chargeoffs were 1.69 and 3.07 percent, respectively, for the second quarter of 1996.

    Net chargeoffs as a percent of average managed consumer receivables for the second quarter of 1996 increased compared to both the prior and year-ago periods. The chargeoff ratio for the second quarter of 1996 was positively impacted by the acquisition of the AFL-CIO Visa/MasterCard portfolio, as previously discussed. Excluding the impact of this portfolio acquisition, the Visa/MasterCard and total net chargeoff ratio for the second quarter of 1996 were 5.26 and 3.43 percent, respectively. The Visa/MasterCard chargeoff ratio continued to be impacted by high levels of personal bankruptcy filings. Virtually all of the increase in the Visa/MasterCard chargeoff ratio over the prior and year-ago quarters was due to increased bankruptcy filings. Approximately 42 basis points, or roughly 80 percent, of the year-over-year increase in the total chargeoff ratio was due to increased personal bankruptcy filings.

    Nonperforming Assets
    --------------------
    Nonperforming assets consisted of the following:

    ------------------------------------------------------------------------------------------------------
    In millions.                                6/30/96      3/31/96    12/31/95      9/30/95      6/30/95
    ------------------------------------------------------------------------------------------------------
    Nonaccrual managed receivables . . . . .   $  713.9     $  740.1    $  768.5     $  711.0     $  629.3
    Accruing managed consumer receivables
      90 or more days delinquent*. . . . . .      353.6        269.2       267.2        233.6        255.9
    Renegotiated commercial loans. . . . . .       19.9         20.4        21.2         22.0         41.8
                                               -----------------------------------------------------------
    Total nonperforming managed
      receivables. . . . . . . . . . . . . .    1,087.4      1,029.7     1,056.9        966.6        927.0
    Real estate owned. . . . . . . . . . . .      131.9        123.1       136.5        148.7        157.1
                                               -----------------------------------------------------------
    Total nonperforming assets . . . . . . .   $1,219.3     $1,152.8    $1,193.4     $1,115.3     $1,084.1
                                               ===========================================================
    Managed credit loss reserves
      as a percent of nonperforming
      managed receivables. . . . . . . . . .      133.4%       125.4%      111.4%       105.2%       103.3%
                                               -----------------------------------------------------------

    * In the second quarter of 1996, the chargeoff policy for different components of the merchant participation portfolio was standardized.
      For comparability of quarterly trends, second quarter 1996 amounts exclude the impact of this change. Including the impact of this change, accruing managed consumer receivables 90 or more days delinquent were $378.5 million, at June 30, 1996. Managed credit loss reserves as a percent of nonperforming managed receivables, including the impact of this change, was 130.4 percent.

    Part II. OTHER INFORMATION

    Item 1.  Legal Proceedings

            On June 3, 1996 the United States Supreme Court concluded that federal law preempts state law prohibitions relating to fees and charges assessed by a national bank on the holder of a credit card account. As a result actions pending against banking subsidiaries of the company have been dismissed by courts in Wisconsin and Pennsylvania. The company believes that the resolution of the remaining cases in California and Pennsylvania will not have a material adverse effect on the financial condition of the company.

    Item 4.  Submission of Matters to a Vote of Security-Holders

            The Annual Meeting of Stockholders of Household International was held on Wednesday, May 8, 1996, for the purpose of (1) electing directors; (2) approving the Household International 1996 Long-Term Executive Incentive Compensation Plan; and (3) ratifying the appointment of Arthur Andersen LLP as the independent auditors for Household. The voting results were as follows:

            Each of the following persons received the number of votes set out after his or her name and were elected directors to hold office for the ensuing year and until their successors shall be elected and shall qualify:

                                                 FOR        WITHHELD
                                          ----------        --------

            W.F. Aldinger                 87,641,076         245,110
            R.J. Darnall                  87,702,466         183,720
            G.G. Dillon                   87,683,134         203,053
            J.A. Edwardson                87,696,009         190,177
            M.J. Evans                    87,682,858         203,329
            D. Fishburn, M.P.             87,685,860         200,326
            C.F. Freidheim, Jr.           87,696,397         189,790
            L.E. Levy                     87,697,624         188,563
            G.A. Lorch                    87,700,109         186,078
            J.D. Nichols                  87,694,566         191,621
            J.B. Pitblado                 87,696,317         189,869
            S.J. Stewart                  87,702,072         184,115
            L.W. Sullivan, M.D.           87,684,201         201,985
            R.C. Tower                    87,664,488         221,699

            Proposal to approve the Household International 1996 Long-Term Executive Incentive Compensation Plan:

                   FOR       AGAINST      ABSTAIN     BROKER NON-VOTE
            ----------     ---------      -------     ---------------

            81,634,928     5,584,627      666,632                  0

            Ratification of the appointment of Arthur Andersen LLP as the Corporation's auditors for the year 1996:

                   FOR       AGAINST      ABSTAIN     BROKER NON-VOTE
            ----------       -------      -------     ---------------

            87,554,872       142,002       89,312                   0


    Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         10.14 Household International 1996 Long-Term Executive Incentive Compensation Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement dated March 26, 1996).

         12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

         21     List of Household International subsidiaries.

         27     Financial Data Schedule.

    (b)  Reports on Form 8-K

         During the second quarter of 1996, the Registrant filed three Current Reports on Form 8-K as follows: A report dated June 3, 1996, announced the full settlement of litigation and various contractual disputes between Household International, Inc. and Eljer Industries, Inc., a former subsidiary of Household; a report dated June 17, 1996, announced the transaction through which Household was to acquire the Union Privilege affinity card portfolio from The Bank of New York (Delaware), including the marketing of the Union Privilege card to the AFL-CIO membership;
         and a report dated June 21, 1996, disclosed supplementary financial information for Household International, Inc., as of and for the years ended December 31, 1995 and 1994, and as of March 31, 1996 and 1995.

                              SIGNATURE
                              ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HOUSEHOLD INTERNATIONAL, INC.
                                      -----------------------------
                                      (Registrant)


Date:  August 12, 1996                By:  /s/ David A. Schoenholz
       ---------------                ----------------------------
                                      David A. Schoenholz,
                                      Executive Vice President -
                                      Chief Financial Officer
                                      and on behalf of
                                      Household International, Inc.

                                 Exhibit Index
                                 -------------

10.14 Household International 1996 Long-Term Executive Compensation Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement dated March 26, 1996).

12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

21     List of Household International subsidiaries.

27     Financial Data Schedule.