Form 10-Q
period 1996-09-30
HOUSEHOLD INTERNATIONAL INC
filed 1996-11-13
CIK 354964

                            FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------


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
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 1996, there were 96,983,565 shares of registrant's common stock outstanding.

         HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES




                        Table of Contents


                                                               Page
PART I.   Financial Information                                ----

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited) - Three and Nine Months
          Ended September 30, 1996 and 1995. . . . . . . . .      2

          Condensed Consolidated Balance Sheets -
          September 30, 1996 (Unaudited) and
          December 31, 1995. . . . . . . . . . . . . . . . .      3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended
          September 30, 1996 and 1995. . . . . . . . . . . .      4

          Financial Highlights . . . . . . . . . . . . . . .      5

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited) . . . . . . . . . . . . . .      6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . .     11



PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .     21

          Signature. . . . . . . . . . . . . . . . . . . . .     22

Part 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

All dollar amounts except per share data are stated in millions.

------------------------------------------------------------------------------------------------------
                                                            Three Months Ended       Nine Months Ended
                                                                 September 30,           September 30,
                                                                 1996     1995         1996       1995
------------------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . . . .   $755.6   $752.3     $2,136.4   $2,147.5
Interest income from noninsurance investment securities. . .     12.1     19.8         71.4      104.9
Interest expense . . . . . . . . . . . . . . . . . . . . . .    384.7    404.1      1,121.8    1,181.6
                                                               ---------------------------------------
Net interest margin. . . . . . . . . . . . . . . . . . . . .    383.0    368.0      1,086.0    1,070.8
Provision for credit losses on owned receivables . . . . . .    169.5    188.2        537.3      569.7
                                                               ---------------------------------------
Net interest margin after provision for credit losses. . . .    213.5    179.8        548.7      501.1
                                                               ---------------------------------------
Securitization income. . . . . . . . . . . . . . . . . . . .    282.0    201.1        841.9      633.4
Insurance premiums and contract revenues . . . . . . . . . .     63.6     87.8        185.9      262.2
Investment income. . . . . . . . . . . . . . . . . . . . . .     34.8    145.5        128.0      423.3
Fee income . . . . . . . . . . . . . . . . . . . . . . . . .     62.1     48.3        165.3      139.1
Other income . . . . . . . . . . . . . . . . . . . . . . . .     31.5     58.0        195.4      189.4
                                                               ---------------------------------------
Total other revenues . . . . . . . . . . . . . . . . . . . .    474.0    540.7      1,516.5    1,647.4
                                                               ---------------------------------------
Salaries and fringe benefits . . . . . . . . . . . . . . . .    131.4    134.1        392.3      420.9
Occupancy and equipment expense. . . . . . . . . . . . . . .     48.3     53.5        163.6      170.1
Other marketing expenses . . . . . . . . . . . . . . . . . .    132.3     86.9        374.5      268.1
Other servicing and administrative expenses. . . . . . . . .    104.7    129.8        377.7      370.8
Policyholders' benefits. . . . . . . . . . . . . . . . . . .     57.2    133.7        183.6      416.6
                                                               ---------------------------------------
Total costs and expenses . . . . . . . . . . . . . . . . . .    473.9    538.0      1,491.7    1,646.5
                                                               ---------------------------------------
Income before income taxes . . . . . . . . . . . . . . . . .    213.6    182.5        573.5      502.0
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .     73.7     63.9        198.5      181.1
                                                               ---------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .   $139.9   $118.6     $  375.0   $  320.9
                                                               =======================================

Earnings per common share:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .   $139.9   $118.6     $  375.0   $  320.9
  Preferred dividends. . . . . . . . . . . . . . . . . . . .     (4.2)    (8.4)       (12.5)     (22.2)
                                                               ---------------------------------------
  Earnings available to common shareholders. . . . . . . . .   $135.7   $110.2     $  362.5   $  298.7
                                                               =======================================
  Average common and common equivalent shares. . . . . . . .     98.2     99.9         98.4       99.1
                                                               ---------------------------------------
  Fully diluted earnings per common share. . . . . . . . . .   $ 1.38   $ 1.10     $   3.68   $   3.01
                                                               ---------------------------------------
  Primary earnings per common share. . . . . . . . . . . . .     1.38     1.11         3.68       3.02
                                                               ---------------------------------------
Dividends declared per common share. . . . . . . . . . . . .      .39      .34         1.07        .97
                                                               ---------------------------------------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------
In millions.

--------------------------------------------------------------------------------
                                                   September 30,    December 31,
                                                            1996            1995
--------------------------------------------------------------------------------
ASSETS                                               (Unaudited)
------
Cash . . . . . . . . . . . . . . . . . . . . . . . .   $   289.6       $   270.4
Investment securities. . . . . . . . . . . . . . . .     2,312.9         4,639.5
Receivables, net . . . . . . . . . . . . . . . . . .    24,361.9        21,844.1
Acquired intangibles . . . . . . . . . . . . . . . .       985.1           578.5
Property and equipment . . . . . . . . . . . . . . .       339.9           391.7
Real estate owned. . . . . . . . . . . . . . . . . .       137.6           136.5
Other assets . . . . . . . . . . . . . . . . . . . .     1,469.7         1,358.1
                                                       -------------------------
Total assets . . . . . . . . . . . . . . . . . . . .   $29,896.7       $29,218.8
                                                       =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Debt:
  Deposits . . . . . . . . . . . . . . . . . . . . .   $ 2,220.5       $ 4,708.8
  Commercial paper, bank and other borrowings. . . .     6,485.2         6,659.4
  Senior and senior subordinated debt (with original
    maturities over one year). . . . . . . . . . . .    15,285.5        11,227.9
                                                       -------------------------
Total debt . . . . . . . . . . . . . . . . . . . . .    23,991.2        22,596.1
Insurance policy and claim reserves. . . . . . . . .     1,172.9         2,229.3
Other liabilities. . . . . . . . . . . . . . . . . .     1,567.9         1,422.5
                                                       -------------------------
Total liabilities. . . . . . . . . . . . . . . . . .    26,732.0        26,247.9
                                                       -------------------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts* . . . . . . . . .       175.0            75.0
                                                       -------------------------
Preferred stock. . . . . . . . . . . . . . . . . . .       205.0           205.0
                                                       -------------------------
Common shareholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . .       115.2           115.2
  Additional paid-in capital . . . . . . . . . . . .       388.4           383.4
  Retained earnings. . . . . . . . . . . . . . . . .     2,955.2         2,696.6
  Foreign currency translation adjustments . . . . .      (129.4)         (127.1)
  Unrealized gain (loss) on investments, net . . . .       (32.3)           94.3
  Common stock in treasury . . . . . . . . . . . . .      (512.4)         (471.5)
                                                       -------------------------
Total common shareholders' equity. . . . . . . . . .     2,784.7         2,690.9
                                                       -------------------------
Common and preferred shareholders' equity. . . . . .     2,989.7         2,895.9
                                                       -------------------------
Total liabilities and shareholders' equity . . . . .   $29,896.7       $29,218.8
                                                       =========================

* As described in note 7 to the condensed financial statements, the sole asset of the trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in June 1996 and June 1995, bearing interest at 8.70 and 8.25 percent, and with principal balances of $103.1 and $77.3 million, respectively.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------
In millions.

--------------------------------------------------------------------------------------------------
Nine months ended September 30                                                  1996          1995
--------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    375.0    $    320.9
Adjustments to reconcile net income to net cash provided by operations:
  Provision for credit losses on owned receivables. . . . . . . . . . .        537.3         569.7
  Insurance policy and claim reserves . . . . . . . . . . . . . . . . .         57.0         378.4
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . .        178.4         211.8
  Net realized gains from sales of assets . . . . . . . . . . . . . . .       (119.0)       (114.4)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        203.9        (145.6)
                                                                          ------------------------
Cash provided by operations . . . . . . . . . . . . . . . . . . . . . .      1,232.6       1,220.8
                                                                          ------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,880.9)     (3,841.7)
  Matured . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        684.7       1,166.4
  Sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,262.9       2,868.1
Short-term investment securities, net change. . . . . . . . . . . . . .        252.2         468.9
Receivables, excluding Visa*/MasterCard*:
  Originated or purchased . . . . . . . . . . . . . . . . . . . . . . .    (10,549.0)     (9,423.8)
  Collected . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,284.5       5,309.2
  Sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,208.7       2,801.7
Visa/MasterCard receivables:
  Originated or collected, net. . . . . . . . . . . . . . . . . . . . .    (15,839.7)    (14,939.8)
  Purchased . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,434.0)            -
  Sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,838.1      14,048.6
Disposition of consumer banking operations:
  Assets sold, net. . . . . . . . . . . . . . . . . . . . . . . . . . .        472.3         155.0
  Deposits and other liabilities sold . . . . . . . . . . . . . . . . .     (2,809.8)     (3,356.6)
(Acquisition) disposition of portfolios, net. . . . . . . . . . . . . .       (620.1)        204.9
Properties and equipment purchased. . . . . . . . . . . . . . . . . . .        (58.1)        (58.1)
Properties and equipment sold . . . . . . . . . . . . . . . . . . . . .         11.4           9.7
                                                                          ------------------------
Cash decrease from investments in operations. . . . . . . . . . . . . .     (5,176.8)     (4,587.5)
                                                                          ------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change . . . . . . . . . . . .        (43.4)      1,970.0
Time certificates, net change . . . . . . . . . . . . . . . . . . . . .        299.1         796.5
Senior and senior subordinated debt issued. . . . . . . . . . . . . . .      6,759.0       2,641.4
Senior and senior subordinated debt retired . . . . . . . . . . . . . .     (2,706.0)     (1,909.7)
Policyholders' benefits paid. . . . . . . . . . . . . . . . . . . . . .       (484.0)       (774.0)
Cash received from policyholders. . . . . . . . . . . . . . . . . . . .        192.4         669.4
Shareholders' dividends . . . . . . . . . . . . . . . . . . . . . . . .       (116.4)       (116.8)
Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . .        (48.9)            -
Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . .         11.4          23.4
Issuance of company obligated mandatorily redeemable
  preferred securities of subsidiary trusts . . . . . . . . . . . . . .        100.0          75.0
Repurchase of preferred stock . . . . . . . . . . . . . . . . . . . . .            -        (115.0)
                                                                          ------------------------
Cash increase from financing and capital transactions . . . . . . . . .      3,963.2       3,260.2
                                                                          ------------------------
Effect of exchange rate changes on cash . . . . . . . . . . . . . . . .           .2          23.0
                                                                          ------------------------
Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . .         19.2         (83.5)
Cash at January 1 . . . . . . . . . . . . . . . . . . . . . . . . . . .        270.4         541.2
                                                                          ------------------------
Cash at September 30. . . . . . . . . . . . . . . . . . . . . . . . . .   $    289.6    $    457.7
                                                                          ========================
Supplemental cash flow information:
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,116.8    $  1,124.6
                                                                          ------------------------
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . .        220.4         216.8
                                                                          ------------------------

See notes to interim condensed consolidated financial statements.
*VISA and MasterCard are registered trademarks of VISA USA, Inc.
and MasterCard International, Incorporated respectively.

Household International, Inc. and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

All dollar amounts are stated in millions.

---------------------------------------------------------------------------------------------------
                                                         Three Months Ended       Nine Months Ended
                                                              September 30,           September 30,
                                                           1996        1995        1996        1995
---------------------------------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . .   $  139.9    $  118.6    $  375.0    $  320.9
                                                       --------------------------------------------
Revenues . . . . . . . . . . . . . . . . . . . . . .    1,241.7     1,312.8     3,724.3     3,899.8
                                                       --------------------------------------------
Return on average common shareholders'
  equity <F1> <F2> . . . . . . . . . . . . . . . . .       19.8%       17.5%       17.8%       16.6%
                                                       --------------------------------------------
Return on average owned assets <F1>                        1.87        1.35        1.71        1.22
                                                       --------------------------------------------
Managed basis efficiency ratio, normalized <F3>. . .       39.9        43.3        41.5        48.8
                                                       --------------------------------------------

All dollar amounts are stated in millions.
---------------------------------------------------------------------------------------------------
                                                              September 30,            December 31,
                                                                       1996                    1995
---------------------------------------------------------------------------------------------------
Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $29,896.7               $29,218.8
                                                                  ---------------------------------
Total shareholders' equity as a percent of owned assets <F4> . .      10.59%                  10.17%
                                                                  ---------------------------------
Total shareholders' equity as a percent of managed assets <F4> .       6.69                    6.74
                                                                  ---------------------------------

<F1>  Annualized.

<F2>  Statement of Financial Accounting Standards No. 115, "Accounting
      for Certain Investments in Debt and Equity Securities" had no significant impact on the return on average common shareholders' equity for the periods presented.

<F3>  Ratio of operating expenses to managed net interest margin and other revenues less policyholders' benefits. The normalized efficiency ratio excludes certain nonrecurring items. The managed basis efficiency ratio, including nonrecurring items, was 42.4 percent for the first nine months of 1996, and 42.8 and 47.3 percent in the third quarter and first nine months of 1995, respectively. There were no nonrecurring items in the third quarter of 1996.

<F4>  Includes company obligated mandatorily redeemable preferred securities of subsidiary trusts.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION
    ---------------------
    The accompanying unaudited condensed consolidated financial statements of Household International, Inc. and its subsidiaries (the "company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
    Certain prior period amounts have been reclassified to conform with the current period's presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1995.

2.  INVESTMENT SECURITIES
    ---------------------
    Investment securities consisted of the following:

    ---------------------------------------------------------------------------------
    In millions.                          September 30, 1996        December 31, 1995
    ---------------------------------------------------------------------------------
                                        Amortized   Carrying    Amortized    Carrying
                                             Cost      Value         Cost       Value
    ---------------------------------------------------------------------------------
    AVAILABLE-FOR-SALE INVESTMENTS
    Marketable equity securities . . .   $  229.0   $  226.9     $  321.6    $  327.1
    Corporate debt securities. . . . .      944.1      910.5      1,433.2     1,560.0
    Government debt securities . . . .      166.2      160.1        140.2       142.1
    Mortgage-backed securities . . . .      291.1      279.5      1,046.5     1,053.7
    Policy loans . . . . . . . . . . .          -          -        821.4       821.4
    Other. . . . . . . . . . . . . . .      706.0      706.0        689.7       690.9
                                         --------------------------------------------
    Subtotal . . . . . . . . . . . . .    2,336.4    2,283.0      4,452.6     4,595.2
                                         --------------------------------------------
    Accrued investment income. . . . .       29.9       29.9         44.3        44.3
                                         --------------------------------------------
    Total investment securities. . . .   $2,366.3   $2,312.9     $4,496.9    $4,639.5
                                         ============================================

    For available-for-sale investments, carrying value equals fair value, in accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

3.  RECEIVABLES
    -----------
    Receivables consisted of the following:

    ---------------------------------------------------------------------------------------------
                                                              September 30,          December 31,
    In millions.                                                       1996                  1995
    ---------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . . . . . . . . . . .    $ 1,652.9             $ 2,066.9
    Home equity. . . . . . . . . . . . . . . . . . . . . . . .      4,662.0               4,148.2
    Visa/MasterCard. . . . . . . . . . . . . . . . . . . . . .      7,702.2               5,512.0
    Merchant participation . . . . . . . . . . . . . . . . . .      4,443.7               3,696.2
    Other unsecured. . . . . . . . . . . . . . . . . . . . . .      4,631.3               5,019.2
    Commercial . . . . . . . . . . . . . . . . . . . . . . . .      1,045.3               1,289.6
                                                                  -------------------------------
    Total owned receivables  . . . . . . . . . . . . . . . . .     24,137.4              21,732.1

    Accrued finance charges. . . . . . . . . . . . . . . . . .        392.6                 381.6
    Credit loss reserve for owned receivables. . . . . . . . .       (862.5)               (720.4)
    Unearned credit insurance premiums and claims reserves . .       (169.6)               (159.9)
    Amounts due and deferred from receivables sales. . . . . .      1,529.4               1,067.7
    Reserve for receivables serviced with limited recourse . .       (665.4)               (457.0)
                                                                  -------------------------------
    Total owned receivables, net . . . . . . . . . . . . . . .     24,361.9              21,844.1
    Receivables serviced with limited recourse . . . . . . . .     17,438.8              14,884.6
                                                                  -------------------------------
    Total managed receivables, net . . . . . . . . . . . . . .    $41,800.7             $36,728.7
                                                                  ===============================

    The outstanding balance of receivables serviced with limited recourse consisted of the following:

    ---------------------------------------------------------------------------------------------
                                                              September 30,          December 31,
    In millions.                                                       1996                  1995
    ---------------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . . . . . . . . . . . .    $ 3,961.6             $ 4,661.9
    Visa/MasterCard. . . . . . . . . . . . . . . . . . . . . .      9,245.3               7,831.1
    Merchant participation . . . . . . . . . . . . . . . . . .        604.4                 750.0
    Other unsecured. . . . . . . . . . . . . . . . . . . . . .      3,627.5               1,641.6
                                                                  -------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . .    $17,438.8             $14,884.6
                                                                  ===============================

    The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:

    ---------------------------------------------------------------------------------------------
                                                               September 30,         December 31,
    In millions.                                                        1996                 1995
    ---------------------------------------------------------------------------------------------
    First mortgage . . . . . . . . . . . . . . . . . . .   $ 1,652.9    4.0%     $ 2,066.9    5.7%
    Home equity. . . . . . . . . . . . . . . . . . . . .     8,623.6   20.7        8,810.1   24.1
    Visa/MasterCard. . . . . . . . . . . . . . . . . . .    16,947.5   40.8       13,343.1   36.4
    Merchant participation . . . . . . . . . . . . . . .     5,048.1   12.1        4,446.2   12.1
    Other unsecured. . . . . . . . . . . . . . . . . . .     8,258.8   19.9        6,660.8   18.2
    Commercial . . . . . . . . . . . . . . . . . . . . .     1,045.3    2.5        1,289.6    3.5
                                                           --------------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . .   $41,576.2  100.0%     $36,616.7  100.0%
                                                           ======================================

    The amounts due and deferred from receivables sales of $1,529.4 million at September 30, 1996 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $1,520.9 million. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $90.2 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $213.9 million at September 30, 1996. The company has an agreement with a "AAA"- rated third party who will indemnify the company for up to $21.2 million in losses relating to certain securitization transactions.
    The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $665.4 million at September 30, 1996 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

    See Note 4, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 19 and 20 for additional information related to the credit quality of receivables.

    Effective January 1, 1996 other unsecured receivables in the United States and Canadian consumer finance operations are charged off if an account is nine months contractually delinquent and minimum payments have not been received in six months. In any event, these receivables are charged off when the accounts are 18 months contractually delinquent. Previously, such accounts were charged off when they were nine months contractually delinquent. Delinquency statistics will continue to be reported on a contractual basis for these receivables. Procedures for secured and credit card receivables were unaffected. The implementation of this new procedure did not have a material impact on the company's financial statements for the first nine months of 1996.

4.  CREDIT LOSS RESERVES
    --------------------
    An analysis of credit loss reserves for the nine months ended
    September 30 was as follows:

    --------------------------------------------------------------------------------------------
    In millions.                                                                 1996       1995
    --------------------------------------------------------------------------------------------
    Credit loss reserves for owned receivables at January 1. . . . . . . .   $  720.4    $ 546.0
    Provision for credit losses - owned receivables. . . . . . . . . . . .      537.3      569.7
    Owned receivables charged off. . . . . . . . . . . . . . . . . . . . .     (561.3)    (563.9)
    Recoveries on owned receivables. . . . . . . . . . . . . . . . . . . .       91.6       96.6
    Credit loss reserves on receivables purchased, net . . . . . . . . . .       87.4        4.7
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (12.9)      14.7
                                                                             -------------------
    TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT SEPTEMBER 30 . . .      862.5      667.8
                                                                             -------------------
    Credit loss reserves for receivables serviced with
      limited recourse at January 1. . . . . . . . . . . . . . . . . . . .      457.0      336.5
    Provision for credit losses. . . . . . . . . . . . . . . . . . . . . .      663.2      297.2
    Chargeoffs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (475.3)    (300.4)
    Recoveries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22.3       13.0
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1.8)       2.9
                                                                             -------------------
    TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
      LIMITED RECOURSE AT SEPTEMBER 30 . . . . . . . . . . . . . . . . . .      665.4      349.2
                                                                             -------------------
    TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT SEPTEMBER 30 . .   $1,527.9   $1,017.0
                                                                             ===================

5.  INCOME TAXES
    ------------
    Effective tax rates for the third quarter of 1996 and 1995 of 34.5 and 35.0 percent, respectively, and for the nine months ended September 30, 1996 and 1995 of 34.6 and 36.1 percent, respectively, differ from the statutory federal income tax rates for the respective periods primarily because of the effects of (a) domestic and foreign loss carry forwards, (b) amortization and write-offs of intangible assets, (c) state and local income taxes, (d) reduction of noncurrent tax requirements and (e) leveraged lease tax benefits.

6.  EARNINGS PER COMMON SHARE
    -------------------------
    Computations of earnings per common share for the nine months ended September 30 were as follows:

    -----------------------------------------------------------------------------------------
                                                                    1996                   1995
                                                      ------------------     ------------------
                                                                   Fully                  Fully
    In millions, except per share data.               Primary    Diluted     Primary    Diluted
    -------------------------------------------------------------------------------------------
    Earnings:
      Net income . . . . . . . . . . . . . . . . . .   $375.0     $375.0      $320.9     $320.9
      Preferred dividends. . . . . . . . . . . . . .    (12.5)     (12.5)      (22.3)     (22.2)
                                                       ----------------------------------------
    Net income available to common shareholders. . .   $362.5     $362.5      $298.6     $298.7
                                                       ========================================
    Average shares:
      Common . . . . . . . . . . . . . . . . . . . .     97.1       97.1        97.4       97.4
      Common equivalents . . . . . . . . . . . . . .      1.3        1.3         1.4        1.7
                                                       ----------------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . .     98.4       98.4        98.8       99.1
                                                       ========================================
    Earnings per common share. . . . . . . . . . . .   $ 3.68     $ 3.68      $ 3.02     $ 3.01
                                                       ========================================

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

    The obligations of the company with respect to the junior subordinated notes, when considered together with certain undertakings of the company with respect to HCT I and HCT II, constitute full and unconditional guarantees by the company of HCT I's and HCT II's obligations under the respective preferred securities. The preferred securities are classified in the company's balance sheets as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interest in the trusts) at their face and redemption amount of $175 million at September 30, 1996.
    The preferred securities have a liquidation value of $25 per preferred security. Dividends on the preferred securities are cumulative, payable quarterly in arrears, and are deferable at the company's option for up to five years from date of issuance. The company cannot pay dividends on its preferred and common stocks during such deferments. Dividends on the preferred securities have been classified as interest expense in the statements of income.

8.  NON-RECURRING ITEMS
    -------------------
    During the second quarter of 1996, the company recorded approximately
    $78 million of pretax nonrecurring charges related to the rationalization of certain office space, the settlement of litigation and other similar matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  OPERATIONS SUMMARY
  ------------------
  Net income for the third quarter and first nine months of 1996 was $139.9 and $375.0 million, up 18 and 17 percent from the respective 1995 periods. Earnings growth in the company's core businesses exceeded these rates of increase, as 1995 net income included earnings from businesses that were sold or exited. Fully diluted earnings per share were $1.38 per share in the third quarter and $3.68 per share for the first nine months of 1996, up from $1.10 and $3.01 per share in the same periods in 1995. The company's annualized return on average common shareholders' equity for the third quarter and first nine months of 1996 was 19.8 and 17.8 percent, respectively, compared to 17.5 and
  16.6 percent in the respective year-ago periods. The annualized return on average owned assets improved to 1.87 and 1.71 percent in the third quarter and first nine months of 1996, respectively, up from 1.35 and
  1.22 percent in the same year-ago periods.

  - The following is a summary of the operating results of the company's businesses for the third quarter and first nine months of 1996 compared to the corresponding prior year periods:

     The domestic consumer finance business increased earnings in the third quarter and first nine months of 1996 as operations continued to benefit from solid receivables growth. This growth led to higher net interest margin, partially offset by higher credit losses, and to improved efficiency.

     Earnings for the Visa*/MasterCard* business increased from the prior year periods due to higher net interest margin and fee income, partially offset by higher credit costs resulting primarily from increased personal bankruptcy filings. This business continued to benefit from the company's association with the General Motors credit card ("GM Card") program. Additionally, the Union Privilege Visa/MasterCard portfolio acquired in June 1996 began to contribute to earnings in the third quarter of 1996.

     The private-label credit card business reported higher earnings in the third quarter and first nine months compared to the year-ago periods due to portfolio growth.

     Net income increased in the United Kingdom operation primarily due to improved efficiency, as well as higher net interest margin and insurance premiums, driven by growth in other unsecured and Visa/MasterCard receivables, including the GM Card from Vauxhall.

     The Canadian operation had higher profits in the third quarter and first nine months of 1996 compared to the year-ago periods, primarily as a result of improved efficiency. Net interest margin for the first nine months of 1996 benefited from wider spreads and a shift in product mix toward unsecured receivables, but was offset by lower asset levels compared to a year ago.

     The commercial business reported higher earnings in the third quarter and first nine months compared to last year. Earnings in the third quarter benefited from increased gains on the disposition of assets and, in the first nine months, also benefited from lower credit costs.

*VISA and MasterCard are registered trademarks of VISA USA, Inc.
and MasterCard International, Incorporated respectively.

  - The company recorded approximately $49 million, after tax, of nonrecurring charges related to litigation, rationalization of office space and other matters in the second quarter of 1996.

  - The company's normalized managed basis efficiency ratio was 39.9 and 41.5 percent for the third quarter and first nine months of 1996, respectively, compared to 43.3 and 48.8 percent in 1995.
     The efficiency ratio is the ratio of operating expenses to managed net interest margin and other revenues less policyholders' benefits (operating expenses include salaries and fringe benefits, occupancy and equipment expense, other marketing expenses, and other servicing and administrative expenses). The normalized efficiency ratio excludes nonrecurring gains and losses and charges. There were no nonrecurring items in the third quarter of 1996. The improvement in the managed ratio over the prior year periods was primarily due to lower expenses resulting from sales of less-efficient businesses during 1995.

  - During the third quarter of 1996, legislation was passed by the Congress of the United States requiring the company's thrift subsidiary to pay a one-time premium to the Savings Association Insurance Fund based upon qualifying deposits the thrift subsidiary held at March 31, 1995, the effective date of the legislation. Although a portion of the deposits were under contract for sale at that time and the majority were sold subsequent to the effective date of the legislation, the thrift subsidiary is still required to pay the assessment on those deposits. The company accrued for the one-time premium in connection with the completion of its exit from the consumer banking business in the second quarter of 1996. Thus, third quarter earnings have not been impacted by this assessment.

  BALANCE SHEET REVIEW
  --------------------
  - Owned consumer receivables were $23.1 billion at September 30, 1996, up from $22.5 billion at June 30, 1996 and $21.2 billion at September 30, 1995. The increase from the prior quarter was attributable to the acquisition of approximately $400 million of other unsecured receivables related to expanding the lending relationship to AFL-CIO members. The increase from the prior year was due to the acquisition of the AFL-CIO's $3.4 billion Union Privilege Visa/MasterCard portfolio in June 1996. Changes in owned receivables from period to period may vary depending on the timing and significance of securitization transactions. In the third quarter of 1996, the company securitized and sold, excluding replenishment of certificate holder interests, approximately $1.4 billion of other unsecured receivables.

  - The following table summarizes managed consumer receivables (owned and serviced with limited recourse) at September 30, 1996 and the percentage increase in those balances from June 30, 1996 (annualized) and September 30, 1995:

     -----------------------------------------------------------------------------------
                                   September 30,   Quarter-over-Quarter   Year-over-Year
                                            1996    Growth (Annualized)           Growth
     Managed consumer receivables
     -----------------------------------------------------------------------------------
     Credit cards <F1> . . . . . .     $21,995.6                      4%              39%
                                       -------------------------------------------------
     Other unsecured . . . . . . .       8,258.8                     53               32
                                       -------------------------------------------------
     Core products <F2>. . . . . .      38,878.0                     14               26
                                       -------------------------------------------------

     <F1> Includes Visa/MasterCard and merchant participation receivables.

     <F2> Includes home equity receivables.  Home equity receivables were up slightly compared to the prior quarter, but down somewhat compared to the prior year period.

     /TABLE

  - The company increased its managed credit loss reserves from $1,017.0 million at September 30, 1995 to $1,527.9 million at September 30, 1996. Credit loss reserves as a percent of managed receivables increased to 3.67 percent, compared to 3.59 percent at June 30, 1996 and 2.87 percent at September 30, 1995 due to the uncertainty about the trend in personal bankruptcies and the shift in its product mix to unsecured receivables. Reserves as a percent of nonperforming managed receivables were 126.6 percent at September 30, 1996, compared to 133.4 percent at June 30, 1996 and 105.2 percent at September 30, 1995. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was
     3.75 percent, compared to 3.43 percent at June 30, 1996 and 3.26 percent at September 30, 1995. The annualized total consumer managed chargeoff ratio in the third quarter of 1996 was 3.52 percent, compared to 3.33 percent in the prior quarter and 2.97 percent in the year-ago quarter.

  - The ratio of common and preferred shareholders' equity (including trust originated securities) to total owned assets was 10.59 percent compared to 10.17 percent at December 31, 1995. The ratio of total shareholders' equity to managed assets was 6.69 percent compared to 6.74 percent at December 31, 1995.

  - In October 1996 the company entered into an agreement with Barnett Banks, Inc. ("Barnett") to service without recourse Barnett's existing $1.0 billion credit card portfolio in Barnett's core market of Florida and Georgia. As these receivables will be serviced without recourse, they will not be included in the company's total managed assets. Additionally, the company will purchase approximately $780 million of credit card receivables, the majority of which are held by customers outside of Barnett's core market.
     The transaction is expected to close in the fourth quarter of 1996.

FUNDING AND LIQUIDITY
---------------------
The major use of cash by the company's subsidiaries is the origination or purchase of receivables or investment securities. The main sources of cash for the company's subsidiaries are the collection and sales of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt and deposits; and cash provided by operations.

The following describes major changes in the company's funding base from December 31, 1995 to September 30, 1996:

  - Deposits decreased 53 percent from $4.7 billion to $2.2 billion primarily due to the sale of the company's Illinois consumer banking operations in the second quarter.

  - Senior and senior subordinated debt (with original maturities over one year) increased 37 percent from $11.2 billion to $15.3 billion to replace the deposits sold and to fund the company's purchase of the $3.4 billion AFL-CIO Visa/MasterCard portfolio.

  - The company issued $100 million of company obligated mandatorily redeemable preferred securities of subsidiary trusts in the second quarter of 1996.

  - The company had securitized home equity, Visa/MasterCard, merchant participation and other unsecured receivables outstanding of $17.4 and $14.9 billion at September 30, 1996 and December 31, 1995. During the three months and nine months ended September 30, 1996 the company securitized approximately $1.4 and $4.8 billion of receivables, respectively. The composition of these securitizations by type is as follows (in millions):

     --------------------------------------------------------------------
                                  Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                                1996                 1996
     --------------------------------------------------------------------
     Home Equity . . . . . . . . .            $    -               $  840
     Visa/MasterCard . . . . . . .                 -                1,736
     Other unsecured . . . . . . .             1,388                2,228
                                              ---------------------------
     Total . . . . . . . . . . . .            $1,388               $4,804
                                              ===========================

The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, which the company plans to continue to utilize in the future.

The current ratings of the company's debt and preferred stock securities by the nationally recognized statistical rating organizations which provide such ratings, including any recent action taken by such organizations, are set forth in an exhibit to this report which has been filed with the Securities and Exchange Commission.

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

     Management monitors the company's operations on a managed basis as well as on the historical owned basis reflected in its statements of income. The managed basis assumes that the receivables securitized and sold are instead still held in the portfolio. Pro forma statements of income on a managed basis for the third quarter and nine months ended September 30, 1996 and 1995 are presented below. For purposes of this analysis, the results do not reflect the differences between the company's accounting policies for owned receivables and receivables serviced with limited recourse. Accordingly, net income on the pro forma managed basis equals net income on a historical owned basis.

  Pro Forma Managed Statements of Income

  -----------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended                            Nine Months Ended
  All dollar amounts are                                  September 30,                               September 30,
  stated in millions.                        1996                  1995                  1996                  1995
  -----------------------------------------------------------------------------------------------------------------
  Finance income . . . . . . .  $ 1,360.1   13.04%*   $ 1,165.8   12.75%*   $ 3,829.6   12.69%*   $ 3,423.7   12.43%*
  Interest income from
    noninsurance investment
    securities . . . . . . . .       12.1     .12          19.8     .21          71.4     .24         104.9     .38
  Interest expense . . . . . .      639.2    6.13         592.5    6.48       1,831.1    6.07       1,782.9    6.47
                                -----------------------------------------------------------------------------------
  Net interest margin. . . . .      733.0    7.03         593.1    6.48       2,069.9    6.86       1,745.7    6.34
  Provision for credit losses       414.5                 357.3               1,200.5                 866.9
                                -----------------------------------------------------------------------------------
  Net interest margin after
    provision for credit losses     318.5                 235.8                 869.4                 878.8
                                -----------------------------------------------------------------------------------
  Insurance premiums and
    contract revenues. . . . .       63.6                  87.8                 185.9                 262.2
  Investment income. . . . . .       34.8                 145.5                 128.0                 423.3
  Fee income . . . . . . . . .      239.1                 193.4                 686.5                 394.8
  Other income . . . . . . . .       31.5                  58.0                 195.4                 189.4
                                -----------------------------------------------------------------------------------
  Total other revenues . . . .      369.0                 484.7               1,195.8               1,269.7
                                -----------------------------------------------------------------------------------
  Salaries and fringe benefits      131.4                 134.1                 392.3                 420.9
  Occupancy and equipment
   expense . . . . . . . . . .       48.3                  53.5                 163.6                 170.1
  Other marketing expenses . .      132.3                  86.9                 374.5                 268.1
  Other servicing and
    administrative expenses. .      104.7                 129.8                 377.7                 370.8
  Policyholders'
     benefits. . . . . . . . .       57.2                 133.7                 183.6                 416.6
                                -----------------------------------------------------------------------------------
  Total costs and expenses . .      473.9                 538.0               1,491.7               1,646.5
                                -----------------------------------------------------------------------------------
  Income before taxes. . . . .      213.6                 182.5                 573.5                 502.0
  Income taxes . . . . . . . .       73.7                  63.9                 198.5                 181.1
                                -----------------------------------------------------------------------------------
  Net income . . . . . . . . .  $   139.9             $   118.6             $   375.0             $   320.9
                                ===================================================================================
  Average managed
    receivables. . . . . . . .  $40,896.6             $35,193.5             $38,577.4             $34,263.3
  Average noninsurance
    investments. . . . . . . .      829.3               1,390.9               1,670.2               2,450.6
                                -----------------------------------------------------------------------------------
  Average managed interest
    earning assets . . . . . .  $41,725.9             $36,584.4             $40,247.6             $36,713.9
                                ===================================================================================
  *As a percent, annualized, of average managed interest-earning assets (excluding insurance investments).
  /TABLE

 The following discussion on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on the company's historical statements of income ("Owned Basis") as well as on the above pro forma statements of income ("Managed Basis").

 Net interest margin
 -------------------
 Net interest margin on an Owned Basis was $383.0 and $1,086.0 million for the third quarter and first nine months of 1996, up from $368.0 and $1,070.8 million, respectively, in the prior year periods. Owned receivable growth was offset by a higher proportion of merchant participation receivables, which earned narrower spreads compared to the prior year.

 Net interest margin on a Managed Basis was $733.0 and $2,069.9 million for the third quarter and first nine months of 1996, up 24 and 19 percent, respectively, compared to the same year-ago periods. Net interest margin as a percent of average managed interest-earning assets, annualized, was
 7.03 percent compared to 6.64 percent in the previous quarter and 6.48 percent in the year-ago quarter. The net interest margin percentage on a Managed Basis in the second quarter of 1996 was affected by temporary investments that were used to fund the disposition of consumer banking deposits, as well as the acquisition of the AFL-CIO Visa/MasterCard portfolio in June 1996. Excluding the impact of these temporary investments, net interest margin as a percent of average managed interest-earning assets, annualized, was 7.04 percent in the second quarter of 1996. Approximately one-half of the increase over the year-ago quarter was due to the continued shift in product mix toward unsecured receivables, with the remainder of the increase primarily due to improved pricing.

 Provision for credit losses
 ---------------------------
 The provision for credit losses for receivables on an Owned Basis for the third quarter and first nine months of 1996 totaled $169.5 and $537.3 million, down 10 and 6 percent from $188.2 and $569.7 million in the comparable prior year periods. The provision as a percent of average owned receivables, annualized, was 2.98 percent in the third quarter of 1996 compared to 3.43 percent in the third quarter of 1995. The level of provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations and sales of receivables in a particular period.

 The provision for credit losses for receivables on a Managed Basis totaled $414.5 and $1,200.5 million in the third quarter and first nine months of 1996, up 16 percent from $357.3 million and 38 percent from $866.9 million in the comparable periods of 1995. As a percent of average managed receivables, annualized, the provision increased to 4.15 percent from
 3.37 percent in the first nine months of 1995.   The Managed Basis
 provision includes the over-the-life reserve requirement on securitized receivables. These provisions are impacted by the type and amount of receivables securitized in a given period and substantially offset the income recorded on the securitization transactions, as discussed below.
 In the third quarter of 1996, the company securitized approximately $1.4 billion of other unsecured receivables, compared to approximately $1.0 billion of such receivables a year ago. For the first nine months of 1996, the company securitized approximately $4.8 billion of other unsecured, Visa/MasterCard and home equity receivables compared to approximately $2.4 billion of the same types of receivables in 1995.
 See the credit quality section for further discussion of factors affecting the provision for credit losses.

 Other revenues
 --------------
 Securitization income on an Owned Basis consists of income associated with the securitizations and sales of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The 40 percent increase in securitization income on an Owned Basis compared to the third quarter of 1995 was primarily due to the 41 percent increase in average securitized receivables. Securitization income for the first nine months of 1996 increased 33 percent compared to a year ago primarily due to the 29 percent increase in average securitized receivables. In addition, securitization income for the first nine months of 1996 was favorably impacted by wider spreads resulting from the growth in securitized Visa/MasterCard and other unsecured receivables. The components of securitization income are reclassified to the applicable lines in the statements of income on a Managed Basis.

 Insurance premiums and contract revenues decreased from the third quarter and first nine months of 1995 due to the sale of the individual life and annuity lines of business in the fourth quarter of 1995. Insurance premiums and contract revenues of the specialty and credit business improved from the third quarter and first nine months of 1995 due to growth in the company's domestic and United Kingdom receivable base.

 Investment income in the third quarter and first nine months of 1996 was below the year-ago periods primarily due to the sale of the individual life and annuity lines of business in the fourth quarter of 1995.

 Fee income on an Owned Basis includes revenues from fee-based products such as credit cards and consumer banking deposits. Fee income was $62.1 and $165.3 million in the third quarter and first nine months of 1996, up from $48.3 and $139.1 million in the comparable periods of the prior year primarily due to higher interchange and other fees as a result of the increase in the amount of owned credit card receivables compared to the prior year. Fee income on a Managed Basis, which in addition to the items discussed above includes fees and other income related to receivables serviced with limited recourse, increased to $239.1 and $686.5 million in the third quarter and first nine months of 1996 from $193.4 and $394.8 million in the same periods in 1995. The increase was due to higher interchange and other fee income resulting from growth in the managed
 credit card portfolio and increased transaction volume.   In addition,
 fee income in the third quarter and first nine months of 1996 included higher income associated with the securitization and sale of a larger amount of receivables compared to a year ago. Income recorded on these securitization transactions was substantially offset by the over-the-life reserve for estimated credit losses on the securitized receivables, as previously discussed.

 Other income decreased compared to the third quarter of 1995, as the 1995 amount included the premium received on the sales of the company's banking operations in Ohio and Indiana. The increase in other income in the first nine months of 1996 compared to the year-ago period is due to receipt of a higher premium on the sale of the consumer banking operations in Illinois in June 1996 compared to the premiums received on the sales of the company's banking operations in the second and third quarters of 1995.

 Expenses
 --------
 Operating expenses for the third quarter and first nine months of 1996 were $416.7 and $1,308.1 million, respectively, up 3 and 6 percent from $404.3 and $1,229.9 million, respectively, in the comparable prior year periods.

 As previously discussed, during the first nine months of 1996, the company recorded approximately $78 million of nonrecurring charges related to the rationalization of certain office space, the settlement of litigation and other similar matters.

 Salaries and fringe benefits were $131.4 and $392.3 million compared to $134.1 and $420.9 million in the third quarter and first nine months of 1995. The improvement was primarily due to fewer employees compared to the prior year resulting from actions taken throughout 1995 and 1996 to improve the operating efficiency of certain businesses and to exit others.

 Occupancy and equipment expense decreased compared to the third quarter
 and first nine months of 1995.   The decrease in occupancy and equipment
 expense is due to lower ongoing expenses resulting from initiatives undertaken in 1995 and 1996, including the sales of businesses and reductions in office space.

 Other marketing expenses for the third quarter and first nine months of 1996 totaled $132.3 and $374.5 million, up from $86.9 and $268.1 million in the comparable prior year periods. The increase resulted from higher expenses related to the credit card portfolio.

 Other servicing and administrative expenses were lower than the third quarter of 1995 primarily due to the sales of businesses in 1995, partially offset by increased expenses associated with portfolio growth in the company's retained businesses. These expenses increased on a year-to-date basis as the reduction attributable to businesses sold in 1995 was more than offset by the nonrecurring charges recorded in the second quarter of 1996 related to the settlement of litigation and other matters, and higher portfolio expenses as mentioned above.

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

 Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

 -------------------------------------------------------------------------------------------
                                  September 30,    June 30,    December 31,    September 30,
                                           1996        1996            1995             1995
 -------------------------------------------------------------------------------------------
 Owned . . . . . . . . . . . . . .     $  862.5    $  858.3        $  720.4         $  667.8
 Serviced with limited recourse. .        665.4       592.8           457.0            349.2
                                       -----------------------------------------------------
 Total . . . . . . . . . . . . . .     $1,527.9    $1,451.1        $1,177.4         $1,017.0
                                       =====================================================

 Managed credit loss reserves were up 5 percent from June 30, 1996 and up 50 percent from September 30, 1995. Managed credit loss reserves as a percent of nonperforming managed receivables were 126.6 percent, compared to 133.4 percent at June 30, 1996 and 105.2 percent at September 30, 1995.

 Total owned and managed credit loss reserves as a percent of receivables were as follows:

 -------------------------------------------------------------------------------------------
                                  September 30,    June 30,    December 31,    September 30,
                                           1996        1996            1995             1995
 -------------------------------------------------------------------------------------------
 Owned . . . . . . . . . . . . . .         3.57%       3.64%           3.31%            2.94%
 Managed . . . . . . . . . . . . .         3.67        3.59            3.22             2.87
                                           -------------------------------------------------

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

 CREDIT QUALITY
 --------------
 Delinquency and chargeoff levels in the consumer portfolio were higher compared to the prior and year-ago quarters. Delinquency and chargeoff levels are monitored on a managed basis which includes both receivables owned and receivables serviced with limited recourse. The latter portfolio is included since it is subjected to underwriting standards comparable to the owned portfolio, is managed by operating personnel without regard to portfolio ownership and results in a similar credit loss exposure for the company.

 Delinquency
 -----------
 Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

 -------------------------------------------------------------------------------
                            9/30/96    6/30/96    3/31/96    12/31/95    9/30/95
 -------------------------------------------------------------------------------
 First mortgage . . . . . .    3.82%      3.64%      3.28%       3.29%      2.16%
 Home equity. . . . . . . .    3.55       3.35       3.20        3.24       3.14
 Visa/MasterCard. . . . . .    2.54       2.05       2.42        2.22       2.29
 Merchant participation*. .    4.80       4.54       4.74        4.51       4.25
 Other unsecured. . . . . .    5.79       5.95       5.71        5.60       5.10
                               -------------------------------------------------
 Total* . . . . . . . . . .    3.75%      3.43%      3.60%       3.46%      3.26%
                               =================================================

  * In the second quarter of 1996, the chargeoff policy for different components of the merchant participation portfolio was standardized. For comparability of quarterly trends, second and third quarter 1996 amounts exclude the impact of this change. Including the impact of this change, merchant participation and total delinquency was 5.43 and 3.83 percent, respectively, for the third quarter of 1996 and
  5.04 and 3.49 percent, respectively, for the second quarter of 1996.

  Delinquency as a percent of managed consumer receivables increased from the prior quarter and a year ago. The increase in delinquency from June 30, 1996 is due to the aging of the AFL-CIO Visa/MasterCard portfolio. This portfolio had an insignificant amount of delinquency when it was acquired in June 1996 and is maturing as expected. The company's remaining portfolios experienced delinquency performance in line with management's expectations and industry trends.

  The increase in the delinquency ratio compared to a year ago was primarily due to seasoning of the portfolios, the company's continued shift in product mix away from traditional first mortgages and toward unsecured products, and a slower consumer payment pattern, including higher personal bankruptcies.

  Net Chargeoffs of Consumer Receivables
  --------------------------------------
  Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

  -------------------------------------------------------------------------------------
                                      Third     Second      First     Fourth      Third
                                    Quarter    Quarter    Quarter    Quarter    Quarter
                                       1996       1996       1996       1995       1995
  -------------------------------------------------------------------------------------
  First mortgage . . . . . . . . .      .50%       .46%       .51%       .47%       .32%
  Home equity. . . . . . . . . . .      .98        .89        .89        .95       1.12
  Visa/MasterCard. . . . . . . . .     4.71       4.86       4.44       4.67       4.24
  Merchant participation*. . . . .     3.54       3.82       4.51       5.14       4.63
  Other unsecured. . . . . . . . .     4.35       3.58       3.91       3.46       3.45
                                       ------------------------------------------------
  Total* . . . . . . . . . . . . .     3.52%      3.33%      3.24%      3.28%      2.97%
                                       ================================================

  * In the second quarter of 1996, the chargeoff policy for different components of the merchant participation portfolio was standardized.
  For comparability of quarterly trends, second and third quarter 1996 amounts exclude the impact of this change. Including the impact of this change, merchant participation and total net chargeoffs were
  2.89 and 3.44 percent, respectively, for the third quarter of 1996 and 1.69 and 3.07 percent, respectively, for the second quarter of 1996.

  Net chargeoffs as a percent of average managed consumer receivables for the third quarter of 1996 increased compared to both the prior and year-ago periods. Although the company's chargeoff ratio for the third and second quarters of 1996 benefited from the acquisition of the AFL-CIO portfolio, it increased in the third quarter due to higher levels of personal bankruptcies in the Visa/MasterCard portfolio. The remainder of the increase was attributable to continued seasoning of other unsecured receivables. The increase in net chargeoffs is in line with management's expectations and industry trends.

  Approximately 90 percent of the year-over-year increase in the total chargeoff ratio was due to increased personal bankruptcy filings in the Visa/MasterCard portfolio. The remaining increase was primarily due to seasoning of the other unsecured portfolio.

  Nonperforming Assets
  --------------------
  Nonperforming assets consisted of the following:

  ---------------------------------------------------------------------------------------------
  In millions.                             9/30/96    6/30/96    3/31/96    12/31/95    9/30/95
  ---------------------------------------------------------------------------------------------
  Nonaccrual managed receivables. . . .   $  741.1   $  713.9   $  740.1    $  768.5   $  711.0
  Accruing managed consumer receivables
    90 or more days delinquent* . . . .      446.1      353.6      269.2       267.2      233.6
  Renegotiated commercial loans . . . .       19.9       19.9       20.4        21.2       22.0
                                          -----------------------------------------------------
  Total nonperforming managed
    receivables . . . . . . . . . . . .    1,207.1    1,087.4    1,029.7     1,056.9      966.6
  Real estate owned . . . . . . . . . .      137.6      131.9      123.1       136.5      148.7
                                          -----------------------------------------------------
  Total nonperforming assets. . . . . .   $1,344.7   $1,219.3   $1,152.8    $1,193.4   $1,115.3
                                          =====================================================
  Managed credit loss reserves
    as a percent of nonperforming
    managed receivables*  . . . . . . .      126.6%     133.4%     125.4%      111.4%     105.2%
                                          -----------------------------------------------------

  * In the second quarter of 1996, the chargeoff policy for different components of the merchant participation portfolio was standardized.
  For comparability of quarterly trends, second and third quarter 1996 amounts exclude the impact of this change. Including the impact of this change, accruing managed consumer receivables 90 or more days delinquent were $479.0 and $378.5 million at September 30 and June 30, 1996, respectively. Managed credit loss reserves as a percent of nonperforming managed receivables, including the impact of this change were 123.2 and
  130.4 percent at September 30 and June 30, 1996, respectively.

  Part II. OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         3(i) Restated Certificate of Incorporation of Household International, as amended.

         10.9 Executive Employment Agreement between the Company and W.F. Aldinger.

         10.11 Executive Employment Agreement between the Company and J.W. Saunders.

         10.12 Executive Employment Agreement between the Company and R.F. Elliott.

         10.13 Executive Employment Agreement between the Company and D.A. Schoenholz.

         12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

         21      List of Household International subsidiaries.

         27      Financial Data Schedule.

         99.1    Debt and Preferred Stock Securities Ratings.

  (b)  Reports on Form 8-K

       During the third quarter of 1996, the Registrant filed a Current Report on Form 8-K with respect to the declaration by the Board of Directors of Household International, Inc., on July 9, 1996, of a dividend of one preferred share purchase right for each outstanding share of common stock, par value $1.00 per share of the company, payable on July 29, 1996, to stockholders of record on that date.

                            SIGNATURE
                            ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HOUSEHOLD INTERNATIONAL, INC.
                                    -----------------------------
                                    (Registrant)


Date:  November 13, 1996            By:  /s/ David A. Schoenholz
       -----------------               ----------------------------
                                       David A. Schoenholz,
                                       Executive Vice President -
                                       Chief Financial Officer
                                       and on behalf of
                                       Household International, Inc.

                          Exhibit Index
                          -------------

3(i)   Restated Certificate of Incorporation of Household
       International, as amended.

10.9   Executive Employment Agreement between the Company and
       W.F. Aldinger.

10.11  Executive Employment Agreement between the Company and
       J.W. Saunders.

10.12  Executive Employment Agreement between the Company and
       R.F. Elliott.

10.13  Executive Employment Agreement between the Company and
       D.A. Schoenholz.

12     Statement of Computation of Ratio of Earnings to Fixed
       Charges and to Combined Fixed Charges and Preferred Stock
       Dividends.

21     List of Household International subsidiaries.

27     Financial Data Schedule.

99.1   Debt and Preferred Stock Securities Ratings.