Form 10-K405
period 1996-12-31
HOUSEHOLD INTERNATIONAL INC
filed 1997-03-20
CIK 354964

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-8198

                         HOUSEHOLD INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                36-3121988
                (State of incorporation)                           (I.R.S. Employer Identification No.)
                   2700 SANDERS ROAD                                              60070
               PROSPECT HEIGHTS, ILLINOIS                                       (Zip Code)
        (Address of principal executive offices)

       Registrant's telephone number, including area code: (847) 564-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                                 Name of each exchange
                  Title of each class                             on which registered
                  -------------------                            ---------------------
COMMON STOCK, $1 PAR VALUE                                    NEW YORK STOCK EXCHANGE AND
                                                              CHICAGO STOCK EXCHANGE
DEPOSITARY SHARES (EACH REPRESENTING ONE-FORTIETH SHARE       NEW YORK STOCK EXCHANGE
  OF 8 1/4% CUMULATIVE PREFERRED STOCK, SERIES 1992-A,
  NO PAR, $1,000 STATED VALUE)
DEPOSITARY SHARES (EACH REPRESENTING ONE-FORTIETH SHARE       NEW YORK STOCK EXCHANGE
  OF 7.35% CUMULATIVE PREFERRED STOCK, SERIES 1993-A,
  NO PAR, $1,000 STATED VALUE)

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. Yes/ X /    No/  /

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / X /

     AT MARCH 19, 1997, THERE WERE 97,282,007 SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $9.096 BILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN PORTIONS OF THE REGISTRANT'S 1996 ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996: PARTS I, II AND IV.

     CERTAIN PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 1997 ANNUAL MEETING SCHEDULED TO BE HELD MAY 14, 1997: PART III.
================================================================================

PART I.

ITEM 1. BUSINESS.

GENERAL

     Household International, Inc., through its subsidiaries ("Household International" or the "Company"), is a provider of consumer financial services, primarily offering consumer lending products to "middle market consumers" in the United States, Canada and the United Kingdom. At December 31, 1996, the Company employed approximately 14,700 people and served approximately 22 million customer accounts with $42.6 billion in managed receivables and $24.1 billion in owned receivables. Information reported in this Form 10-K on a managed basis assumes that, on a pro forma basis, receivables which have been sold and are serviced with limited recourse ("securitized") are combined with receivables in the Company's owned portfolio.

     Household International was created in 1981 as a result of a shareholder approved restructuring of Household Finance Corporation ("HFC"). Household International acts as a holding company for various subsidiaries, including HFC. At the time it was formed, Household International had interests in the financial services, manufacturing, transportation and merchandising industries. In 1985 the Company began to restructure its operations away from being a diversified conglomerate. This action resulted in the disposition of its merchandising (1985), transportation (1986) and manufacturing (1989-1990) businesses.

     In late 1994 the Company initiated additional actions to further narrow its focus on higher return consumer finance businesses. Initiatives were also undertaken to improve the Company's operating efficiency and productivity. A major component of this effort was to discontinue operations in the mortgage banking and consumer banking industries. Consequently, in late 1994 the Company terminated origination of first mortgage loans and in 1995 sold its domestic and Canadian first mortgage servicing portfolio. In 1995 the Company also narrowed its focus in the insurance industry by selling its individual life and annuity product lines. In 1995 the Company sold all consumer bank branches located outside metropolitan Chicago, including approximately $3.4 billion of customer deposits. The Company completed its exit from consumer banking in 1996 by selling its Chicago area branch offices, including approximately $2.8 billion of customer deposits. In the fourth quarter of 1996, approximately $1.7 billion of lower-margin loans were sold, primarily from the former first mortgage and consumer banking businesses. These assets had been retained in order to satisfy certain regulatory requirements applicable to the Company's savings bank subsidiary but were no longer required following changes in banking laws.

     Summary financial information for Household International is set forth in its Annual Report to Shareholders (the "1996 Annual Report"), portions of which are incorporated herein by reference. See pages 18 through 65 and 67 through 69 of the 1996 Annual Report. The products offered, the operating markets and the marketing methods employed by each of the Company's principal business units are described under OPERATIONS in this Form 10-K.

     1996 DEVELOPMENTS AND RESULTS. In recent years unsecured products have grown to represent a greater percentage of the Company's receivable portfolio. Unsecured products generally experience higher delinquency and chargeoff rates but also carry higher interest rates. At December 31, 1996, 1995 and 1994, unsecured loans comprised 79, 69 and 64 percent, respectively, of the Company's managed consumer loan portfolio.

     The delinquency and chargeoff ratios increased in 1996 due to a number of factors. The continued shift in product mix toward unsecured products, higher consumer bankruptcies (particularly in the unsecured portfolios) and continued aging of receivables contributed to the increase in chargeoffs. In anticipation of higher delinquency and chargeoffs, in recent years, the Company hired additional employees to collect delinquent loans and increased its credit loss reserves. At December 31, 1996, 1995 and 1994 the Company's managed loss reserves as a percentage of managed receivables were 3.75, 3.22 and 2.67 percent, respectively.

     The Company's managed assets increased to $48.1 billion at year-end 1996 from $44.1 billion at year-end 1995. Owned assets at year-end 1996 and 1995 totaled $29.6 and $29.2 billion, respectively.

     Domestic consumer finance earnings increased in 1996 due to retail receivables growth, particularly in the unsecured product lines. The receivables growth and higher product pricing led to a higher net interest margin for this business, partially offset by higher credit losses.

     In 1996 the Company also had significant receivables growth in its credit card operations, primarily through the acquisition of the AFL-CIO's $3.4 billion Union Privilege affinity card portfolio ("Union Privilege"). Union Privilege was created by the AFL-CIO to market benefits to union members. The Company also purchased approximately $725 million of receivables from Barnett Banks, Inc. Domestic GM Card receivables increased to approximately $8.8 billion at year-end, an increase of 11 percent compared to $7.9 billion at year-end 1995 and 29 percent from $6.8 billion at year-end 1994. As a result of the receivables growth, earnings for the Visa*/MasterCard* business were up but were partially offset by higher credit losses sustained primarily as a result of the significant increase in personal bankruptcy filings.

     In 1996 the Company had 26 percent receivables growth in the private-label credit card portfolio, largely from originations under newer merchant relationships. At December 31, 1996, the Company's managed private-label portfolio was approximately $5.6 billion.

     The Company's United Kingdom operating profits increased due to improved efficiency and significant receivables growth. Higher levels of unsecured loan origination and the establishment of new co-branding credit card relationships contributed to the receivables growth. In particular, there was significant growth in credit card receivables originated under the GM Card in association with Vauxhall Motors Limited and the new Goldfish Card issued under an alliance with British Gas Trading Limited.

     The Canadian operation reported increased profits, primarily due to improved efficiency. Net interest margin improved as a result of a shift to higher margin consumer finance products.

     In June 1996, a subsidiary of the Company issued $100 million of 8.70 percent Company obligated mandatorily redeemable preferred securities of a subsidiary trust.

     In July 1996, the Company issued preferred share purchase rights for its common stock which may be exercised in the event of the expressed intent to acquire or actual acquisition of 15 percent of the Company's common stock by a party or an associated group.

OPERATIONS

     The Company offers the following types of consumer loans: home equity loans, Visa/MasterCard credit cards, private-label credit cards, student loans and other unsecured products. The Company's primary target customer for consumer lending is generally between 25 and 50 years of age with a household income of $15,000 to $50,000. At December 31, 1996, approximately 85 and 90 percent of the Company's owned and managed consumer receivables, respectively, were located in the United States.

     Total managed receivables at December 31, classified by type, consisted of the following (in millions):

                                      1996           1995           1994
                                    ---------      ---------      ---------
First mortgage (1)............      $   725.6      $ 2,066.9      $ 3,364.2
Home equity...................        7,985.4        8,810.1        7,940.2
Visa/MasterCard...............       18,737.4       13,343.1       11,100.2
Private label.................        5,587.0        4,446.2        3,433.1
Other unsecured...............        8,620.2        6,660.8        5,378.2
Commercial....................          937.8        1,289.6        1,834.8
                                    ---------      ---------      ---------
Total managed receivables.....      $42,593.4      $36,616.7      $33,050.7
                                    =========      =========      =========

---------------
(1) In late 1994 the Company terminated origination of traditional first mortgages.

 * VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated, respectively.

     Total owned receivables at December 31, classified by type, consisted of the following (in millions):

                                      1996           1995           1994
                                    ---------      ---------      ---------
First mortgage (1)............      $   725.6      $ 2,066.9      $ 3,364.2
Home equity...................        3,647.9        4,148.2        2,865.6
Visa/MasterCard...............        8,587.7        5,512.0        4,788.9
Private label.................        5,070.0        3,696.2        2,564.9
Other unsecured...............        5,098.0        5,019.2        5,137.2
Commercial....................          937.8        1,289.6        1,834.8
                                    ---------      ---------      ---------
Total owned receivables.......      $24,067.0      $21,732.1      $20,555.6
                                    =========      =========      =========

---------------
(1) In late 1994 the Company terminated origination of traditional first mortgages.

     In its consumer lending businesses, the Company competes with banks, thrifts, finance companies and other financial institutions by offering a variety of consumer products, maintaining a strong service orientation and developing innovative marketing programs. The Company has focused on being a low-cost producer. Highly automated processing facilities have been developed to support underwriting, loan administration and collection functions across consumer business lines. By supporting its multiple-distribution networks with centralized processing centers, the Company has improved efficiency through specialization and economies of scale. A centralized collection system for past due accounts is augmented by early collection efforts in the consumer finance branch network for products other than credit cards.

     Underwriting and collection of consumer credit products have been segregated and centralized over the last several years. These functions are supported by automated systems which analyze the applicant's ability to repay the loan and assess the likelihood of bankruptcy. The Company considers factors such as the applicant's income, expenses, paying habits, value of collateral, if any, and length and stability of employment in its effort to determine whether the individual has the ability to support the loan.

     The Company is one of the largest issuers of asset-backed securities with approximately $18.5 billion outstanding at year-end 1996. In 1996, including replenishment of certificate holders interests, the Company securitized and sold approximately $28.1 billion of receivables.

     Major business units within the Company are described below.

Household Finance Corporation

     Household Finance Corporation traces its origins to a loan office established in 1878. HFC offers a variety of secured and unsecured lending products to middle-income customers primarily through a network of 526 branch lending offices throughout the United States. This business is conducted primarily through state-licensed companies.

     HFC's operations primarily focus on revolving and closed-end home equity and unsecured lines of credit, which are offered on both a fixed rate and floating rate basis. Home equity loans and unsecured consumer credit products in the HFC network represented approximately 31 percent of the Company's managed consumer receivables at December 31, 1996. Historically, home equity loans have lower chargeoff rates than unsecured product lines. HFC also offers reverse mortgage home equity loans and credit insurance products. HFC offers its products in 41 states through branch office, direct mail and telemarketing solicitations and also purchases loans and credit lines under a wholesale program.

Household Retail Services

     Household Retail Services ("HRS") operates a revolving private-label credit card business in all 50 states and in Puerto Rico. HRS purchases and services revolving charge accounts originated by merchants. These accounts result from consumer purchases of electronics, furniture, appliances, home improvement products and other durable merchandise, and generally are without credit recourse to the originating merchant. HRS also originates closed end sales contracts and offers credit insurance products. Products are marketed through dealer networks and retail stores, as well as direct mail solicitations. Loans are underwritten by HRS based on its credit standards. The private-label business is an important source of new customers for the Company's consumer finance business. HRS is the second largest provider of private-label credit cards in the United States. This business is conducted through state-licensed companies and through Household Bank (Nevada), National Association, which originates accounts directly with consumers.

Household Credit Services

     Household Credit Services is the tradename used for the marketing of Visa/MasterCard credit cards throughout the United States and Puerto Rico by the Company's national credit card banks and Household Bank, f.s.b. Corporate and small business credit cards, revolving lines of credit and credit insurance products are also offered. Household Credit Services had $18.1 billion of Visa/MasterCard managed receivables at December 31, 1996, an increase of $5.2 billion from December 31, 1995. The Company has been ranked as the sixth largest issuer of VISA and MasterCard credit cards in the United States.

     The Company strives to build its Visa/MasterCard business by developing strategic alliances with industry leaders to effectively create and market general purpose credit cards to targeted consumers. In accordance with this philosophy, in 1996 the Company acquired the AFL-CIO and Barnett Banks, Inc. portfolios while establishing new alliances with those organizations. In prior years the Company established programs with other organizations, most notably, General Motors Corporation. The Company continues to explore affinity relationships with various other entities.

     The Visa/MasterCard business is a highly competitive and fragmented industry. The Company believes its size provides substantial competitive advantages over smaller credit card issuers through operating efficiencies. Currently, the Company's largest account base is in California supplemented by significant hubs in the Midwestern and Eastern United States. The Company's focus is to develop a diverse customer franchise to promote operating and marketing efficiencies without creating over-dependence on a single geographic area that would potentially expose the Company to regional credit risk and usage patterns.

     The Company solicits applications through direct mail, telemarketing and event marketing efforts, as well as on-counter displays. In an effort to further expand the credit card portfolio, in 1996 the Company increased its marketing expenditures with respect to the credit card operations.

International Operations

     International operations in Canada and the United Kingdom accounted for approximately 14 percent of owned receivables and 10 percent of total managed receivables at December 31, 1996.

     In the United Kingdom, the Company owns HFC Bank plc, a fully licensed United Kingdom bank. HFC Bank plc had 141 branches at December 31, 1996 and offers secured and unsecured lines of credit, secured and unsecured closed-end loans, credit cards (including The GM Card from Vauxhall and the Goldfish Card under an alliance with British Gas) and credit insurance products. It operates in England, Scotland, Wales and Northern Ireland and solicits loans through the branch network, merchants and direct mail marketing. The Company's United Kingdom operation reported a 36 percent increase in net income in 1996, earning $61.1 million compared to $44.9 million in 1995. This increase was also primarily attributable to improved efficiency.

     Due to the similarities of operations and in order to lower operating costs, the Company integrated certain operations previously conducted in Canada with operations in the United States. The Canadian consumer finance business operates under the HFC tradename through 57 branch offices in 10 provinces. The Canadian operation had higher profits in 1996 compared to 1995. The increase was primarily attributable to improved efficiency. Home equity and unsecured lines of credit, secured and unsecured closed-end loans, private-label credit cards and credit insurance products are offered through branch office, direct mail and telemarketing sales.

     Information concerning foreign owned receivables, and comparative revenues, operating profits/losses and identifiable assets for the years ended December 31, 1996, 1995 and 1994 are incorporated by reference to pages 46 and 65 of Household International's 1996 Annual Report.

Credit Insurance

     Through its consumer lending operations and where applicable laws permit, the Company makes credit life, credit accident, health and disability, term and specialty insurance products available to its customers. Such products are currently offered in 46 states, Canada and the United Kingdom. Insurance is generally directly written by or reinsured with Household Life Insurance Company or its affiliates.

Other Businesses

     Since the Company's exit from the consumer banking business, Household Bank, f.s.b. (the "Bank"), a federally chartered savings bank, has operated primarily as a vehicle for managing consumer, credit card, student loan and other unsecured loan receivables. At December 31, 1996, the Bank's assets totaled $5.1 billion, while its total deposits were approximately $1.8 billion. At year-end 1995 the Bank had assets of $8.1 billion and deposits of approximately $4.4 billion. The Bank offers its products through telemarketing and direct mail solicitations throughout the United States.

     During 1995 the Company began developing its auto finance business, initially focusing in the Midwest. The Company principally offers this product through a dealer network.

     The Company's remaining commercial operations have continued to decline in size. Commercial receivables declined by $352 million in 1996 after declining by $545 million in 1995. Approximately 2 percent of total managed receivables portfolio at December 31, 1996 consisted of commercial receivables, down from 4 percent at December 31, 1995.

INVESTMENT SECURITIES

     The Company maintains investment portfolios in both its non-insurance and insurance operations. After the sale by the Company of its individual life and annuity product lines of the life insurance business, including approximately $5.7 billion of investment securities, the Company's total investment portfolio at December 31, 1996 was approximately $2.3 billion, of which approximately $1.6 billion of such investment securities were held by the Company's insurance subsidiaries. The composition of these portfolios is set forth on pages 45 and 46 of the 1996 Annual Report. Approximately 4 percent of the Company's investment securities are also held by the Bank, with the remaining portion of the Company's investment portfolio being held by its other subsidiaries.

FUNDING RESOURCES

     As a financial services organization, Household International must have access to funds at competitive rates, terms and conditions to be successful. Household International and its subsidiaries fund their operations in the global capital markets, primarily through the use of securitizations, commercial paper, thrift notes, medium term notes and long-term debt, and have used derivative financial instruments to hedge their currency and interest rate exposure. Four nationally recognized statistical rating organizations currently assign "investment grade" ratings to the debt and preferred stock issued by the Company, HFC and the Bank. In addition, these organizations rated the commercial paper of HFC in their highest rating category and three of these organizations rated the commercial paper of Household International in their highest rating category. For a detailed listing of the ratings assigned to Household International and its significant subsidiaries, see Exhibit 99(b) to this Form 10-K. A portion of the Company's funding base also consists of brokered deposits in the Bank. At December 31, 1996 the Company's total deposits were $2.4 billion. Deposits decreased from $4.7 billion at December 31, 1995 and $8.4 billion at December 31, 1994, primarily due to the previously mentioned sales of deposits in the United States and Canada. This source of funding was substantially replaced by the issuance of other debt instruments.

     The securitization and sale of consumer receivables continues to be an important source of liquidity for the Company. During 1996 the Company's subsidiaries initially securitized and sold approximately $6.9 billion of securities backed by home equity, private-label, Visa/MasterCard and other unsecured receivables compared to $5.4 billion in 1995 and $4.5 billion in 1994.

     In the normal course of its business, the Company enters into a variety of derivative and other off-balance sheet transactions primarily to manage and reduce its exposure to certain risks, including interest rate and foreign exchange risks. Interest rate swaps are the principal arrangements used by the Company to manage interest rate risk. These swaps synthetically alter the interest rate risk inherent in the various products offered by the Company. The majority of the Company's interest rate swaps are used to synthetically convert floating rate assets to fixed rate, fixed rate debt to floating rate, or floating rate assets or debt from one floating rate index to another, fixed rate assets to a floating rate, or floating rate debt to fixed rate. The Company also has entered into currency swaps to convert both principal and interest payments on issued debt from one currency to the appropriate functional currency of the issuer. Interest rate swaps are also used to synthetically alter interest rate characteristics on certain receivables that are sold and serviced with limited recourse. Since each of the Company's foreign operations does business in its local currency, the Company also enters into foreign exchange contracts primarily to hedge its investment in such foreign operations. A description of the Company's use of interest rate swaps and foreign exchange contracts is set forth on pages 30, 31 and 52 through 55 of the 1996 Annual Report.

REGULATION AND COMPETITION

     REGULATION. The Company's businesses are subject to various regulations covering their conduct. Generally, HFC's consumer branch lending offices are regulated by legislation and licensed in those jurisdictions where they operate. Such licenses have limited terms but are renewable, and are revocable for cause. In addition to licensing provisions, statutes in some jurisdictions may provide that a loan not exceed a certain period of time, or may place limits on the size, interest rate and ability to alter the terms of the loan. HFC's sales finance business is also subject to regulatory legislation in certain jurisdictions which, among other things, may limit the interest rates or fees which may be charged or which may inhibit HFC's ability to collect or foreclose upon delinquent loans. All of Household International's consumer finance operations are subject to laws relating to discrimination in credit extensions, use of credit reports, disclosure of credit terms, and correction of billing errors.

     The Bank is chartered by the Office of Thrift Supervision ("OTS") and is a member of the Federal Home Loan Bank System. The Bank has its customer deposit accounts insured for up to $100,000 per insured account by the Federal Deposit Insurance Corporation ("FDIC"), for which the Bank is assessed a fee. The Bank is subject to examination and supervision by the OTS and FDIC and to federal regulations governing such matters as general investment authority, acquisitions of financial institutions, transactions with affiliates, subsidiaries' investments and activities, and restrictions on dividend payments to Household International. The Bank is also subject to regulatory requirements setting forth minimum capital and liquidity levels. Because of its ownership of the Bank, Household International is a savings and loan holding company subject to reporting and other regulations of the OTS. Household International and HFC have agreed with the OTS to maintain the regulatory capital of the Bank at certain specified levels.

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

     The operation of the Company's credit insurance business is subject to regulatory supervision under the laws of the states in which it operates. Regulations vary from state to state but generally cover licensing of insurance companies, premium rates, dividend restrictions, types of insurance that may be sold, permissible investments, policy reserve requirements, and insurance marketing practices.

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

ITEM 2. PROPERTIES.

     Household International has operations in 46 states in the United States, 10 provinces in Canada and in the United Kingdom with principal facilities located in Anaheim, California; Chesapeake, Virginia; Elmhurst, Illinois; Hanover, Maryland; Las Vegas, Nevada; Pomona, California; Prospect Heights, Illinois; Salinas, California; Wood Dale, Illinois; North York, Ontario, Canada; Birmingham, United Kingdom and Windsor, Berkshire, United Kingdom.

     Substantially all branch offices, divisional offices, corporate offices, regional processing and regional servicing center space is operated under lease with the exception of the headquarters building for HFC Bank plc in the United Kingdom and a credit card processing facility in Las Vegas, Nevada. The Company believes that such properties are in good condition and are adequate to meet its current and reasonably anticipated needs.

     Household International has invested in property and technological improvements to achieve greater efficiencies in the marketing, servicing and production of its loan products. During 1996 the Company invested $97 million in capital expenditures, compared to $76 million in 1995 and $197 million in 1994. In 1994 the Company incurred expenditures to construct a new credit card processing facility and to develop a comprehensive customer service computer system for the consumer finance business in the United States. Automobiles, office equipment, corporate aircraft and real estate properties owned and in use by the Company are not significant in relation to the total assets of the Company.

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

     During the past several years, the press has widely reported certain industry related concerns which may impact the Company and its subsidiaries. One such industry condition has been the litigation activities by the Alabama plaintiff bar against finance and insurance companies operating in that state, the large punitive awards obtained from juries in that state, and the failure of the state Supreme Court to reverse many of those awards. Like other companies in this industry, the Company has litigation in Alabama. There are a number of lawsuits pending against subsidiaries of the Company in Alabama, most of which relate to the financing of satellite television broadcast receiver dishes, a business the subsidiaries of the Company discontinued in 1995. These cases generally allege inadequate disclosure of financing terms. In each suit, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. The judicial climate in Alabama is such that the outcome of all of these cases is unpredictable and, although the Company's subsidiaries believe they have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of these cases have been settled or otherwise resolved for amounts that in the aggregate are not material to the Company. Appropriate insurance carriers have been notified of each claim, and reservations of rights letters have been received.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The number of shareholders of record of Household International's Common Stock, as of March 19, 1997, was 10,900. Household International common stock is listed on the New York and Chicago Stock Exchanges. Household International common stock quarterly results for 1996 and 1995 were as follows:

                                  1996                                                 1995
                   -----------------------------------                  -----------------------------------
                                             DIVIDENDS                                            DIVIDENDS
QUARTER            HIGH         LOW          DECLARED                   HIGH         LOW          DECLARED
-------            ----         ----         ---------                  ----         ----         ---------
1st                $71 1/2      $52           $.340                    $45         $35 7/8        $.315
2nd                 76 1/2       63            .340                     51 1/2      43 1/8         .315
3rd                 83 7/8       68 1/2        .390                     62          48 7/8         .340
4th                 98 1/8       82 1/2        .390                     68 3/8      35 7/8         .340

     Additional information required by this Item is incorporated by reference to pages 68 and 69 of Household International's 1996 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

     Information required by this Item is incorporated by reference to page 18 of Household International's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information required by this Item is incorporated by reference to pages 20 through 36 of Household International's 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements of Household International and subsidiaries meeting the requirements of Regulation S-X, and supplementary financial information specified by Item 302 of Regulation S-K, are incorporated by reference to page 32, pages 37 through 65 and page 67 of Household International's 1996 Annual Report.

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

     William F. Aldinger, age 49, joined the Company in September 1994, as President and Chief Executive Officer. In May 1996 he was appointed Chairman and Chief Executive Officer. Mr. Aldinger served as Vice Chairman of Wells Fargo Bank and a Director of several Wells Fargo subsidiaries from 1986 until joining the Company. Mr. Aldinger is also a director of Household Finance Corporation (a subsidiary of the Company), SunAmerica Inc., and Stone Container Corporation.

     Lawrence N. Bangs, age 60, was appointed Group Executive-Private Label, United Kingdom, Canada, Insurance, U.S. Consumer Banking and Auto Finance in 1995. Mr. Bangs joined Household in 1959 and has served in various capacities in the Company's U.S. consumer finance and United Kingdom operations, most recently as Managing Director and Chief Executive Officer of HFC Bank plc.

     Robert F. Elliott, age 56, was appointed Group Executive-U.S. Consumer Finance in 1994. Prior thereto, from April 1993 to September 1994, he was Group Executive-Office of the President and from 1988 to 1993 he was Group Executive-U.S. Consumer Finance and Australia. Mr. Elliott joined Household in 1964 and has served in various capacities in the Company's consumer finance business during his career with Household.

     Joseph W. Saunders, age 51, joined Household in 1985. He was appointed Group Executive-U.S. BankCard in 1994, having previously served, from April 1993 to September 1994, as Group Executive-Office of the President and prior thereto as Group Executive-U.S. BankCard and Canada.

     David A. Schoenholz, age 45, was appointed Executive Vice President-Chief Financial Officer of Household in 1996, having previously served as Senior Vice President-Chief Financial Officer since 1994, Vice President-Chief Accounting Officer since 1993, Vice President since 1989 and Controller since 1987. He joined Household in 1985 as Director-Internal Audit.

     David B. Barany, age 53, was appointed Senior Vice President-Chief Information Officer of Household in 1996, having previously served as Vice President-Chief Information Officer since 1988. Mr. Barany joined Household in 1985 as Vice President/Controller of Household's financial services business.

     Colin P. Kelly, age 54, was appointed Senior Vice President-Human Resources of Household in 1996, having previously served as Vice President-Human Resources since 1988. Mr. Kelly joined Household in 1965 and has served in various management positions during his career with Household.

     Kenneth H. Robin, age 50, was appointed Senior Vice President-General Counsel of Household in 1996, having previously served as Vice President-General Counsel of Household since 1993. He joined Household in 1989 as Assistant General Counsel-Financial Services.

     Charles A. Albright, age 54, was appointed Vice President-Chief Credit Officer in 1995, having previously served as Vice President-Credit Cycle Management since joining Household in 1987.

     Edgar D. Ancona, age 44, was appointed Managing Director-Treasurer of Household in 1996, having previously served as Vice President-Treasurer since joining Household in 1994. For the previous 17 years he held a variety of treasury and operational positions with Citicorp.

     John W. Blenke, age 41, was appointed Vice President-Corporate Law and Assistant Secretary of Household in 1996, having previously served as Assistant General Counsel and Secretary since 1993, and Assistant General
Counsel-Securities and Corporate Law and Assistant Secretary since 1991. Mr. Blenke joined Household in 1989 as Corporate Finance Counsel.

     Michael A. DeLuca, age 48, was appointed Managing Director-Taxes of Household in 1996, having previously served as Vice President-Taxes from 1988 to 1996. Mr. DeLuca joined Household in 1985 as Director of Tax Planning and Tax Counsel.

     Richard J. Kolb, age 44, was appointed Vice President-Management Reporting and Analysis in 1996. He joined Household in 1995 as Vice President-Controller. Prior to joining Household, Mr. Kolb held a variety of financial positions with Wells Fargo Bank, most recently serving as Vice President and Group Finance Officer.

     Steven L. McDonald, age 36, joined Household in 1996 as Vice
President-Corporate Controller. From 1991 until joining Household, he was Senior Vice President-Accounting and Finance of First USA, Inc.

     Randall L. Raup, age 43, was appointed Managing Director-Strategy and Development in 1996, having previously served as Vice President-Strategy and Development since 1995. Since joining Household in 1984, Mr. Raup has held positions in the planning, treasury control, corporate reporting and internal audit areas.

     Paul R. Shay, age 43, was appointed Assistant General Counsel and Secretary of Household in 1996, having previously served as Executive Director/General Counsel and Secretary for Household's insurance subsidiary. Prior to joining Household in 1993, Mr. Shay held various positions in Citicorp's legal department from 1978 to 1993.

     Craig A. Streem, age 47, joined Household in 1996 as Vice President-Investor Relations. Prior to joining Household, he was Corporate Vice President and Director of Investor Relations of PaineWebber Group, Inc., from 1995 to 1996, Vice President of Investor Relations and Corporate Secretary of National Media Corporation from 1992 to 1994, and held various positions in the investor relations, corporate treasury and corporate accounting and reporting areas of American Express Company from 1979 to 1992.

     There are no family relationships among the executive officers of the Company. The term of office of each executive officer is at the discretion of the Board of Directors.

     Additional information required by this Item is incorporated by reference to "Nominees For Director" and "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" in Household International's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders scheduled to be held May 14, 1997 (the "1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item is incorporated by reference to "Executive Compensation", "Report of the Compensation Committee on Executive Compensation", "Performance of Household", "Stock Options", "Employment Agreements", "Savings -- Stock Ownership and Pension Plans", "Incentive and Stock Option Plans", and "Directors' Compensation" in Household International's 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item is incorporated by reference to "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in Household International's 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item is incorporated by reference to "Transactions with Management and Others" in Household International's 1997 Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS.

     The consolidated financial statements listed below, together with an opinion of Arthur Andersen LLP, dated January 23, 1997, with respect thereto, are incorporated by reference herein pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K. An opinion of Arthur Andersen LLP is also included in this Annual Report on Form 10-K.

     Household International, Inc. and Subsidiaries:

        Consolidated Statements of Income for the Three Years Ended December 31, 1996.

        Consolidated Balance Sheets, December 31, 1996 and 1995.

        Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1996.

        Consolidated Statements of Changes in Preferred Stock and Common Shareholders' Equity for the Three Years Ended December 31, 1996.

        Notes to Consolidated Financial Statements.

        Independent Auditors' Report.

        Selected Quarterly Financial Data (Unaudited).

(B) REPORTS ON FORM 8-K.

     No Current Report on Form 8-K was filed by the Company during the three months ended December 31, 1996.

(C) EXHIBITS.

    3(i)     Restated Certificate of Incorporation of Household
             International, as amended (incorporated by reference to Exhibit 3(i) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
    3(ii)    Bylaws of Household International, as amended January 10,
             1995 (incorporated by reference to Exhibit 3(ii) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
    4(a)     Rights Agreement dated as of July 9, 1996, between the
             Company and Harris Trust and Savings Bank, as Rights Agent
             (incorporated by reference to Exhibit 99.1 of the Company's
             Current Report on Form 8-K dated July 9, 1996).
    4(b)     Standard Multiple-Series Indenture Provisions for Senior
             Debt Securities of Household Finance Corporation dated as of
             June 1, 1992 (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of Household Finance
             Corporation, No. 33-48854).
    4(c)     Indenture dated as of December 1, 1993 for Senior Debt
             Securities between Household Finance Corporation and The
             Chase Manhattan Bank (National Association), as Trustee
             (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of Household Finance
             Corporation, No. 33-55561).
    4(d) The principal amount of debt outstanding under each other instrument defining the rights of holders of long-term senior and senior subordinated debt of Household
             International and its subsidiaries does not exceed 10 percent of the total assets of Household International and its subsidiaries on a consolidated basis. Household
             International agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of long-term senior and senior subordinated debt of Household International and its subsidiaries.
    10.1     Household International Key Executive Bonus Plan
             (incorporated by reference to Exhibit 10.1 of the Company's
             Annual Report on Form 10-K for the fiscal year ended
             December 31, 1994).
    10.2     Household International Corporate Executive Bonus Plan.
    10.3     Household International Long-Term Executive Incentive
             Compensation Plan, as amended (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
    10.4 Forms of stock option, restricted stock rights and performance share award agreements under the Household
             International Long-Term Executive Incentive Compensation
             Plan (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
    10.5     Household International 1996 Long-Term Executive Incentive
             Compensation Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement dated March 26, 1996).
    10.6 Forms of stock option and restricted stock rights agreements under the Household International 1996 Long-Term Executive
             Incentive Compensation Plan.

    10.7     Household International Deferred Fee Plan for Directors
             (incorporated by reference to Exhibit 10.6 of the Company's
             Annual Report on Form 10-K for the fiscal year ended
             December 31, 1995).
    10.8     Household International Deferred Phantom Stock Plan for
             Directors.
    10.9     Executive Employment Agreement between the Company and W. F.
             Aldinger (incorporated by reference to Exhibit 10.9 of the
             Company's Quarterly Report on Form 10-Q for the quarter
             ended September 30, 1996).
    10.10    Executive Employment Agreement between the Company and R. F.
             Elliott (incorporated by reference to Exhibit 10.12 of the
             Company's Quarterly Report on Form 10-Q for the quarter
             ended September 30, 1996).
    10.11    Executive Employment Agreement between the Company and J. W.
             Saunders (incorporated by reference to Exhibit 10.11 of the
             Company's Quarterly Report on Form 10-Q for the quarter
             ended September 30, 1996).
    10.12    Executive Employment Agreement between the Company and D. A.
             Schoenholz (incorporated by reference to Exhibit 10.13 of
             the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
    10.13    Executive Employment Agreement between the Company and L. N.
             Bangs.
    11       Statement of Computation of Earnings per Share.
    12       Statement of Computation of Ratio of Earnings to Fixed
             Charges and to Combined Fixed Charges and Preferred Stock
             Dividends.
    13       Material incorporated by reference to the Company's 1996
             Annual Report to Shareholders.
    21       List of Household International subsidiaries.
    23       Consent of Arthur Andersen LLP, Certified Public
             Accountants.
    24       Power of Attorney, included on page 14 hereof.
    27       Financial Data Schedule.
    99(a)    Annual Report on Form 11-K for the Household International
             Tax Reduction Investment Plan (to be filed by amendment).
    99(b)    Ratings of Household International and its significant
             subsidiaries.

     Copies of exhibits referred to above will be furnished to stockholders upon written request at a cost of fifteen cents per page. Requests should be made to Household International, Inc., 2700 Sanders Road, Prospect Heights, Illinois 60070, Attention: Office of the Secretary.

(D) SCHEDULES.

     Report of Independent Public Accountants.

        I--Condensed Financial Information of Registrant.

        II--Valuation and Qualifying Accounts.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HOUSEHOLD INTERNATIONAL, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        HOUSEHOLD INTERNATIONAL, INC.

Dated: March 20, 1997

                                        By         /s/ W. F. ALDINGER
                                           -------------------------------------
                                                 W. F. Aldinger, Chairman
                                                and Chief Executive Officer

     EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS J. W. BLENKE, L. S. MATTENSON AND P. D. SCHWARTZ AND EACH OR ANY OF THEM (WITH FULL POWER TO ACT ALONE), AS HIS/HER TRUE AND LAWFUL ATTORNEY-IN-FACT AND AGENT, WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION, FOR HIM/HER IN HIS/HER NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN THIS FORM 10-K AND ANY AND ALL AMENDMENTS TO THIS FORM 10-K AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO, AND ALL OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO EACH SUCH ATTORNEYS-IN-FACT AND AGENT FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUISITE AND NECESSARY TO BE DONE, AS FULLY TO ALL INTENTS AND PURPOSES AS HE/SHE MIGHT OR COULD DO IN PERSON, HEREBY RATIFYING AND CONFIRMING ALL THAT SUCH ATTORNEYS-IN-FACT AND AGENTS OR THEIR SUBSTITUTES MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF HOUSEHOLD INTERNATIONAL, INC. AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                     SIGNATURE                                     TITLE                         DATE
                     ---------                                     -----                         ----

                /s/ W. F. ALDINGER                    Chairman and Chief Executive
---------------------------------------------------   Officer and Director (as
                 (W. F. Aldinger)                     principal executive officer)

                 /s/ R. J. DARNALL                    Director
---------------------------------------------------
                  (R. J. Darnall)

                 /s/ G. G. DILLON                     Director
---------------------------------------------------
                  (G. G. Dillon)

                /s/ J. A. EDWARDSON                   Director
---------------------------------------------------
                 (J. A. Edwardson)

                  /s/ M. J. EVANS                     Director
---------------------------------------------------
                   (M. J. Evans)

             /s/ J. D. FISHBURN, M.P.                 Director
---------------------------------------------------
              (J. D. Fishburn, M.P.)

             /s/ C. F. FREIDHEIM, JR.                 Director
---------------------------------------------------
              (C. F. Freidheim, Jr.)

                                                              March 20, 1997

                     SIGNATURE                                     TITLE                         DATE
                     ---------                                     -----                         ----

                  /s/ L. E. LEVY                      Director
---------------------------------------------------
                   (L. E. Levy)

                  /s/ G. A. LORCH                     Director
---------------------------------------------------
                   (G. A. Lorch)

                 /s/ J. D. NICHOLS                    Director
---------------------------------------------------
                  (J. D. Nichols)

                /s/ J. B. PITBLADO                    Director                                   March 20, 1997
---------------------------------------------------
                 (J. B. Pitblado)

                 /s/ S. J. STEWART                    Director
---------------------------------------------------
                  (S. J. Stewart)

             /s/ L. W. SULLIVAN, M.D.                 Director
---------------------------------------------------
              (L. W. Sullivan, M.D.)

                  /s/ R. C. TOWER                     Director
---------------------------------------------------
                   (R. C. Tower)

               /s/ D. A. SCHOENHOLZ                   Executive Vice President --
---------------------------------------------------   Chief Financial Officer (also
                (D. A. Schoenholz)                    the principal financial and
                                                      accounting officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Household International, Inc.:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Household International, Inc.'s 1996 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(d) are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
January 23, 1997

                                                                      SCHEDULE I

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
================================================================================

                         CONDENSED STATEMENTS OF INCOME
                  (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS.)

                                                                    YEAR ENDED DECEMBER 31
                                                              ----------------------------------
                                                                1996         1995         1994
                                                              --------     --------     --------

Equity in earnings of subsidiaries..........................   $596.1       $489.2       $382.5
Finance and other income....................................     24.4         36.5         38.5
                                                               ------       ------       ------
     Total income...........................................    620.5        525.7        421.0
                                                               ------       ------       ------
Expenses:
     Administrative.........................................     99.1         66.6         72.2
     Provision for credit losses on owned receivables.......       --          2.4        (20.5)
     Interest...............................................     28.9         27.3         21.2
                                                               ------       ------       ------
     Total expenses.........................................    128.0         96.3         72.9
                                                               ------       ------       ------
Income before income tax benefit............................    492.5        429.4        348.1
Income tax benefit..........................................     46.1         23.8         19.5
                                                               ------       ------       ------
     Net income.............................................   $538.6       $453.2       $367.6
                                                               ======       ======       ======

            See accompanying note to condensed financial statements.
================================================================================

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
================================================================================

                            CONDENSED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                      DECEMBER 31
                                                                -----------------------
                                                                  1996           1995
                                                                --------       --------
Assets:

     Cash...................................................    $    1.7       $     .3
     Investments in and advances to (from) subsidiaries.....     3,639.7        3,130.9
     Other assets...........................................       396.5          479.6
                                                                --------       --------
     Total assets...........................................    $4,037.9       $3,610.8
                                                                ========       ========
Liabilities and shareholders' equity:
     Commercial paper.......................................    $  203.3       $  286.5
     Senior debt (with original maturities over one year)...       189.7          249.8
                                                                --------       --------
     Total debt.............................................       393.0          536.3
     Other liabilities......................................       323.7          103.6
                                                                --------       --------
     Total liabilities......................................       716.7          639.9
     Company obligated mandatorily redeemable preferred
      securities of subsidiary trusts*......................       175.0           75.0
     Preferred stock........................................       205.0          205.0
     Common shareholders' equity............................     2,941.2        2,690.9
                                                                --------       --------
     Total liabilities and shareholders' equity.............    $4,037.9       $3,610.8
                                                                ========       ========

* The sole asset of the two trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in June 1996 and June 1995, bearing interest at 8.70 and 8.25 percent, respectively, and with principal balances of $103.1 and $77.3 million, respectively.

            See accompanying note to condensed financial statements.
================================================================================

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
================================================================================

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               1996       1995       1994
                                                              -------    -------    -------
CASH PROVIDED BY (USED IN) OPERATIONS
Net income..................................................  $ 538.6    $ 453.2    $ 367.6
Adjustments to reconcile net income to net cash provided by
  (used in) operations:
  Equity in earnings of subsidiaries........................   (596.1)    (489.2)    (382.5)
  Other operating activities................................    331.4     (299.7)      77.9
                                                              -------    -------    -------
Cash provided by (used in) operations.......................    273.9     (335.7)      63.0
                                                              -------    -------    -------
INVESTMENT IN OPERATIONS
Dividends from subsidiaries.................................    265.0      401.4      240.0
Investment in and advances to (from) subsidiaries, net......   (284.9)     (90.7)    (221.9)
Sale of finance receivables to subsidiary...................       --      165.8         --
Other investing activities..................................     (9.4)      (2.6)     (41.1)
                                                              -------    -------    -------
Cash increase (decrease) from investment in operations......    (29.3)     473.9      (23.0)
                                                              -------    -------    -------
FINANCING AND CAPITAL TRANSACTIONS
Net increase (decrease) in commercial paper and bank
  borrowings................................................    (83.2)     186.5      (53.8)
Retirement of senior debt...................................   (150.0)    (100.0)    (100.0)
Issuance of senior debt.....................................     89.9         --      249.6
Shareholders' dividends.....................................   (158.4)    (154.0)    (146.5)
Issuance of company obligated mandatorily redeemable
  preferred securities of subsidiary trusts.................    100.0       75.0         --
Purchase of treasury stock..................................    (56.7)     (59.7)        --
Issuance of common stock....................................     15.2       24.7       13.6
Redemption of preferred stock...............................       --     (115.0)        --
                                                              -------    -------    -------
Cash decrease from financing and capital transactions.......   (243.2)    (142.5)     (37.1)
                                                              -------    -------    -------
Increase (decrease) in cash.................................      1.4       (4.3)       2.9
Cash at January 1...........................................       .3        4.6        1.7
                                                              -------    -------    -------
CASH AT DECEMBER 31.........................................  $   1.7    $    .3    $   4.6
                                                              =======    =======    =======

            See accompanying note to condensed financial statements.
================================================================================

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
================================================================================

              NOTE TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

     The condensed financial statements of Household International, Inc. have been prepared on a parent company unconsolidated basis.

     Under an agreement with the Office of Thrift Supervision, the Company will maintain the capital of its subsidiary, Household Bank, f.s.b., at a level consistent with certain minimum capital requirements.

     The Company has guaranteed payment of all long-term debt obligations of Household Financial Corporation Limited ("HFCL"), a Canadian subsidiary. The amount of guaranteed debt outstanding at HFCL on December 31, 1996 was approximately $856 million.

     The Company has also guaranteed payment of all debt obligations (excluding certain deposits) of Household International (U.K.) Limited ("HIUK"). The amount of guaranteed debt outstanding at HIUK on December 31, 1996 was approximately $1,370 million.

================================================================================

                                                                     SCHEDULE II

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
================================================================================

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Unearned credit insurance premiums and claims reserves:
  Unearned credit insurance premiums:
     Balance at January 1...................................   $100.9    $   64.4   $   59.2
     Earned premiums........................................    (90.4)      (64.1)    (152.5)
     Net premiums written and reinsurance assumed...........     98.4        68.1      155.0
     Other items............................................      9.6        32.5        2.7
                                                               ------    --------   --------
     Balance at December 31.................................    118.5       100.9       64.4
                                                               ------    --------   --------
  Claims reserves:
     Balance at January 1...................................     59.0        57.8       58.3
     Provision for claims...................................     81.6        69.9       69.2
     Benefits paid..........................................    (77.0)      (66.2)     (65.8)
     Other items............................................      2.5        (2.5)      (3.9)
                                                               ------    --------   --------
     Balance at December 31.................................     66.1        59.0       57.8
                                                               ------    --------   --------
     Total at December 31...................................   $184.6    $  159.9   $  122.2
                                                               ======    ========   ========

================================================================================

                                 EXHIBIT INDEX

                                                                               SEQUENTIALLY
                                                                                 NUMBERED
EXHIBIT NO.                            DESCRIPTION                                PAGES
-----------                            -----------                             ------------
3(i)           Restated Certificate of Incorporation of Household
               International, as amended (incorporated by reference to
               Exhibit 3(i) of the Company's Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1996).
3(ii)          Bylaws of Household International, as amended January 10,
               1995 (incorporated by reference to Exhibit 3(ii) of the
               Company's Quarterly Report on Form 10-Q for the quarter
               ended March 31, 1995).
4(a)           Rights Agreement dated as of July 9, 1996, between the
               Company and Harris Trust and Savings Bank, as Rights Agent
               (incorporated by reference to Exhibit 99.1 of the company's
               Current Report on Form 8-K dated July 9, 1996).
4(b)           Standard Multiple-Series Indenture Provisions for Senior
               Debt Household Finance Corporation dated as of June 1, 1992
               (incorporated by reference to Exhibit 4(b) to the
               Registration Statement on Form S-3 of Household Finance
               Corporation, No. 33-44854).
4(c)           Indenture dated as of December 1, 1993 for Senior Debt
               Securities of Household Finance Corporation and the Chase
               Manhattan Bank (National Association), as Trustee
               (incorporated by reference to Exhibit 4(b) to the
               Registration Statement on Form S-3 of Household Finance
               Corporation, No. 33-55561).
4(d)           The principal amount of debt outstanding under each other
               instrument defining the rights of holders of long-term
               senior and senior subordinated debt of Household
               International and its subsidiaries does not exceed 10
               percent of the total assets of Household International and its subsidiaries on a consolidated basis. Household
               International agrees to furnish to the Securities and
               Exchange Commission, upon request, a copy of each instrument defining the rights of holders of long-term senior and
               senior subordinated debt of Household International and its subsidiaries.
10.1           Household International Key Executive Bonus Plan
               (incorporated by reference to Exhibit 10.1 of the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1994).
10.2           Household International Corporate Executive Bonus Plan.
10.3           Household International Long-Term Executive Incentive
               Compensation Plan, as amended (incorporated by reference to
               Exhibit 10.3 of the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1995).
10.4           Forms of stock option, restricted stock rights and
               performance share award agreements under the Household
               International Long-Term Executive Incentive Compensation
               Plan (incorporated by reference to Exhibit 10.4 of the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1995).
10.5           Household International 1996 Long-Term Executive Incentive
               Compensation Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement dated March 26, 1996).
10.6           Forms of stock option and restricted stock rights agreements under the Household International 1996 Long-Term Executive
               Incentive Compensation Plan.
10.7           Household International Deferred Fee Plan for Directors.
               (incorporated by reference to Exhibit 10.6 of the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995).
10.8           Household International Deferred Phantom Stock Plan for
               Directors.

                                                                               SEQUENTIALLY
                                                                                 NUMBERED
EXHIBIT NO.                            DESCRIPTION                                PAGES
-----------                            -----------                             ------------
10.9           Executive Employment Agreement between the Company and W. F.
               Aldinger (incorporated by reference to Exhibit 10.9 of the
               Company's Quarterly Report on Form 10-Q for the quarter
               ended September 30, 1996).
10.10          Executive Employment Agreement between the Company and R. F.
               Elliott (incorporated by reference to Exhibit 10.12 of the
               Company's Quarterly Report on Form 10-Q for the quarter
               ended September 30, 1996).
10.11          Executive Employment Agreement between the Company and J. W.
               Saunders (incorporated by reference to Exhibit 10.11 of the
               Company's Quarterly Report on Form 10-Q for the quarter
               ended September 30, 1996).
10.12          Executive Employment Agreement between the Company and D. A.
               Schoenholz (incorporated by reference to Exhibit 10.13 of
               the Company Quarterly Report on Form 10-Q for the quarter
               ended September 30, 1996).
10.13          Executive Employment Agreement between the Company and L. N.
               Bangs.
11             Statement of Computation of Earnings per Share.
12             Statement of Computation of Ratio of Earnings to Fixed
               Charges and to Combined Fixed Charges and Preferred Stock
               Dividends.
13             Material incorporated by reference to the Company's 1996
               Annual Report to Shareholders.
21             List of Household International subsidiaries.
23             Consent of Arthur Andersen LLP, Certified Public
               Accountants.
24             Power of Attorney, included on page 14 hereof.
27             Financial Data Schedule.
99(a)          Annual Report on Form 11-K for the Household International
               Tax Reduction Investment Plan (to be filed by amendment).
99(b)          Ratings of Household International and its significant
               subsidiaries.