Form 10-Q
period 1997-03-31
HOUSEHOLD INTERNATIONAL INC
filed 1997-05-14
CIK 354964

                             FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                OR

[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission file number 1-8198
                       ------


                   HOUSEHOLD INTERNATIONAL, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


     Delaware                           36-3121988
------------------------      ------------------------------------
(State of Incorporation)      (I.R.S. Employer Identification No.)


2700 Sanders Road, Prospect Heights, Illinois     60070
-------------------------------------------------------
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code: (847) 564-5000
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1997, there were 97,385,195 shares of registrant's common stock outstanding.

          HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES



                         Table of Contents


PART I.   Financial Information                            Page
                                                           ----
  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited) - Three Months
          Ended March 31, 1997 and 1996                       2

          Condensed Consolidated Balance Sheets -
          March 31, 1997 (Unaudited) and December 31, 1996    3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended
          March 31, 1997 and 1996                             4

          Financial Highlights                                5

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)                              6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      11



PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                   19

  Signature                                                  20

Part 1.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

All dollar amounts, except per share data, are stated in millions.
-------------------------------------------------------------------------------------------
Three months ended March 31                                                  1997      1996
-------------------------------------------------------------------------------------------
Finance income                                                             $751.6    $679.5
Interest income from noninsurance investment
  securities                                                                  8.3      20.3
Interest expense                                                            365.1     353.4
                                                                           ------    ------
Net interest margin                                                         394.8     346.4
Provision for credit losses on owned receivables                            293.4     191.3
                                                                           ------    ------
Net interest margin after provision for credit losses                       101.4     155.1
                                                                           ------    ------
Securitization income                                                       330.7     279.4
Insurance revenues                                                           65.4      63.9
Investment income                                                            33.2      56.9
Fee income                                                                   77.4      49.9
Other income                                                                 69.1      25.3
                                                                           ------    ------
Total other revenues                                                        575.8     475.4
                                                                           ------    ------
Salaries and fringe benefits                                                147.6     136.7
Occupancy and equipment expense                                              53.9      52.4
Other marketing expenses                                                    118.7     100.4
Other servicing and administrative expenses                                 109.4     105.8
Policyholders' benefits                                                      47.0      73.2
                                                                           ------    ------
Total costs and expenses                                                    476.6     468.5
                                                                           ------    ------
Income before income taxes                                                  200.6     162.0
Income taxes                                                                 69.1      51.5
                                                                           ------    ------
Net income                                                                 $131.5    $110.5
                                                                           ======    ======

Earnings per common share:
  Net income                                                               $131.5    $110.5
  Preferred dividends                                                        (3.2)     (4.1)
                                                                           ------    ------
  Net income available to common shareholders                              $128.3    $106.4
                                                                           ======    ======
  Average common and common equivalent shares                                98.6      98.5
                                                                           ------    ------
  Net income per common share                                              $ 1.30    $ 1.08
                                                                           ------    ------
Dividends declared per common share                                           .39       .34
                                                                           ======    ======

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

In millions, except share data.
-------------------------------------------------------------------------------------------------------
                                                                           March 31,       December 31,
                                                                               1997             1996
-------------------------------------------------------------------------------------------------------
ASSETS                                                                     (Unaudited)
------
Cash                                                                       $   294.1        $   239.2
Investment securities                                                        2,333.7          2,282.0
Receivables, net                                                            22,649.0         24,244.8
Acquired intangibles, net                                                      930.7            969.4
Properties and equipment, net                                                  339.9            353.1
Real estate owned                                                              152.6            136.6
Other assets                                                                 1,346.8          1,369.4
                                                                           ---------        ---------
Total assets                                                               $28,046.8        $29,594.5
                                                                           =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Debt:
  Deposits                                                                 $ 2,173.1        $ 2,365.1
  Commercial paper, bank and other borrowings                                5,507.7          6,428.1
  Senior and senior subordinated debt (with
     original maturities over one year)                                     14,216.1         14,802.0
                                                                           ---------        ---------
Total debt                                                                  21,896.9         23,595.2
Insurance policy and claim reserves                                          1,246.0          1,205.3
Other liabilities                                                            1,547.8          1,472.8
                                                                           ---------        ---------
Total liabilities                                                           24,690.7         26,273.3
                                                                           ---------        ---------
Company obligated mandatorily redeemable
  preferred securities of subsidiary trusts*                                   175.0            175.0
                                                                           ---------        ---------
Preferred stock                                                                150.0            205.0
                                                                           ---------        ---------
Common shareholders' equity:
  Common stock, $1.00 par value, 150,000,000
     shares authorized, 115,231,175 shares
     issued at March 31, 1997 and
     December 31, 1996                                                         115.2            115.2
  Additional paid-in capital                                                   402.6            397.3
  Retained earnings                                                          3,167.2          3,076.8
  Foreign currency translation adjustments                                    (114.3)          (126.7)
  Unrealized loss on investments, net                                          (37.8)           (12.9)
  Less common stock in treasury, 17,922,628 and
     18,165,921 shares at March 31, 1997 and
     December 31, 1996, respectively, at cost                                 (501.8)          (508.5)
                                                                           ---------        ---------
Total common shareholders' equity                                            3,031.1          2,941.2
                                                                           ---------        ---------
Total liabilities and shareholders' equity                                 $28,046.8        $29,594.5
                                                                           =========        =========

* As described in note 7 to the financial statements, the sole asset of the two trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in June 1996 and June 1995, bearing interest at 8.70 and
  8.25 percent, respectively, with principal balances of $103.1 and $77.3 million, respectively, and due June 30, 2036 and June 30, 2025, respectively.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

In millions.
----------------------------------------------------------------------------------------------
Three months ended March 31                                                  1997         1996
----------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                                              $   131.5    $   110.5
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned receivables                          293.4        191.3
  Insurance policy and claim reserves                                        21.6          7.8
  Depreciation and amortization                                              62.4         53.2
  Net realized (gains) losses from sales of assets                          (55.0)        (3.4)
  Other, net                                                                 61.8        177.8
                                                                        ---------    ---------
Cash provided by operations                                                 515.7        537.2
                                                                        ---------    ---------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                                                (407.8)    (1,044.3)
  Matured                                                                    94.3        146.2
  Sold                                                                      210.6      1,372.6
Short-term investment securities, net change                                (19.6)       153.9
Receivables:
  Originations, net                                                      (5,765.5)    (6,000.9)
  Purchased                                                                (234.2)      (165.9)
  Sold                                                                    7,305.1      6,465.2
Acquisition of portfolios, net                                                -          (12.7)
Properties and equipment purchased                                          (15.5)       (14.7)
Properties and equipment sold                                                 4.9          1.9
                                                                        ---------    ---------
Cash increase from investments in operations                              1,172.3        901.3
                                                                        ---------    ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits,
  net change                                                               (938.6)    (2,051.6)
Time certificates, net change                                              (111.5)        55.1
Senior and senior subordinated debt issued                                  772.3        887.3
Senior and senior subordinated debt retired                              (1,328.4)      (495.6)
Policyholders' benefits paid                                                (38.4)       (11.8)
Cash received from policyholders                                             69.9        173.1
Shareholders' dividends                                                     (41.1)       (37.2)
Redemption of preferred stock                                               (55.0)         -
Issuance of common stock                                                      9.2          1.6
                                                                        ---------    ---------
Cash decrease from financing and capital
  transactions                                                           (1,661.6)    (1,479.1)
                                                                        ---------    ---------
Effect of exchange rate changes on cash                                      28.5         44.4
                                                                        ---------    ---------
Increase in cash                                                             54.9          3.8
Cash at January 1                                                           239.2        270.4
                                                                        ---------    ---------
Cash at March 31                                                        $   294.1    $   274.2
                                                                        =========    =========
Supplemental cash flow information:
Interest paid                                                           $   335.8    $   349.2
                                                                        ---------    ---------
Income taxes paid (received)                                                 10.6        (91.2)
                                                                        ---------    ---------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

All dollar amounts are stated in millions.
--------------------------------------------------------------------------
Three months ended March 31                            1997           1996
--------------------------------------------------------------------------
Net income                                        $   131.5      $   110.5
                                                  ---------      ---------
Revenues                                            1,335.7        1,175.2
                                                  ---------      ---------
Return on average common shareholders'
  equity <F1>                                          17.1%          15.7%
                                                  ---------      ---------
Return on average owned assets <F1>                    1.77           1.53
                                                  ---------      ---------
Managed basis efficiency ratio, normalized <F2>        38.3           41.3
                                                  ---------      ---------

All dollar amounts are stated in millions.
--------------------------------------------------------------------------
                                                  March 31,   December 31,
                                                       1997           1996
--------------------------------------------------------------------------
Total assets:
  Owned                                           $28,046.8      $29,594.5
  Managed                                          47,271.5       48,120.9
                                                  ---------      ---------
Receivables:
  Owned                                           $22,401.1      $24,067.0
  Serviced with limited recourse                   19,224.7       18,526.4
                                                  ---------      ---------
  Managed                                         $41,625.8      $42,593.4
                                                  =========      =========
Total shareholders' equity as a percent of
  owned assets <F3>                                   11.97%         11.22%
                                                  ---------      ---------
Total shareholders' equity as a percent of
  managed assets <F3>                                   7.10           6.90
                                                  ---------      ---------

<F1>  Annualized.

<F2>  Ratio of normalized operating expenses to managed net interest margin and other revenues less policyholders' benefits.

<F3>  Total shareholders' equity at March 31, 1997 and December 31, 1996 includes common shareholders' equity, preferred stock and company obligated mandatorily redeemable preferred securities of subsidiary trusts.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION
-------------------------
The accompanying unaudited condensed consolidated financial statements of Household International, Inc. and its subsidiaries (the "company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period's presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.

2.   INVESTMENT SECURITIES
--------------------------
Investment securities consisted of the following:

-----------------------------------------------------------------------------------------------------
In millions.                                                     March 31, 1997     December 31, 1996
-----------------------------------------------------------------------------------------------------
                                                            Amortized      Fair   Amortized      Fair
                                                                 Cost     Value        Cost     Value
-----------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities                                 $  178.9  $  179.3    $  212.7  $  213.1
Corporate debt securities                                     1,122.0   1,080.3     1,081.4   1,070.5
U.S. government and federal
  agency debt securities                                        404.3     389.9       287.0     277.7
Other                                                           655.2     655.0       690.5     690.5
                                                             --------  --------    --------  --------
Subtotal                                                      2,360.4   2,304.5     2,271.6   2,251.8
Accrued investment income                                        29.2      29.2        30.2      30.2
                                                             --------  --------    --------  --------
Total investment securities                                  $2,389.6  $2,333.7    $2,301.8  $2,282.0
                                                             ========  ========    ========  ========

3.   RECEIVABLES
----------------
Receivables consisted of the following:

---------------------------------------------------------------------------------------
                                                             March 31,     December 31,
In millions.                                                      1997             1996
---------------------------------------------------------------------------------------
First mortgage                                               $   701.9        $   725.6
Home equity                                                    3,941.3          3,647.9
Visa/MasterCard                                                7,018.7          8,587.7
Private label                                                  5,253.6          5,070.0
Other unsecured                                                4,573.9          5,098.0
Commercial                                                       911.7            937.8
                                                             ---------        ---------
Total owned receivables                                       22,401.1         24,067.0

Accrued finance charges                                          383.3            397.6
Credit loss reserve for
  owned receivables                                             (943.9)          (900.2)
Unearned credit insurance premiums
  and claims reserves                                           (184.2)          (184.6)
Amounts due and deferred from
  receivables sales                                            1,746.0          1,561.0
Reserve for receivables serviced with
  limited recourse                                              (753.3)          (696.0)
                                                             ---------        ---------
Total owned receivables, net                                  22,649.0         24,244.8
Receivables serviced with limited
  recourse                                                    19,224.7         18,526.4
                                                             ---------        ---------
Total managed receivables, net                               $41,873.7        $42,771.2
                                                             =========        =========

The outstanding balance of receivables serviced with limited recourse consisted of the following:

-------------------------------------------------------------------------------------
                                                             March 31,   December 31,
In millions.                                                      1997           1996
-------------------------------------------------------------------------------------
Home equity                                                  $ 4,016.6      $ 4,337.5
Visa/MasterCard                                               10,602.5       10,149.7
Private label                                                    434.4          517.0
Other unsecured                                                4,171.2        3,522.2
                                                             ---------      ---------
Total                                                        $19,224.7      $18,526.4
                                                             =========      =========

The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:

-------------------------------------------------------------------------------------
                                                             March 31,   December 31,
In millions.                                                      1997           1996
-------------------------------------------------------------------------------------
First mortgage                                               $   701.9      $   725.6
Home equity                                                    7,957.9        7,985.4
Visa/MasterCard                                               17,621.2       18,737.4
Private label                                                  5,688.0        5,587.0
Other unsecured                                                8,745.1        8,620.2
Commercial                                                       911.7          937.8
                                                             ---------      ---------
Total                                                        $41,625.8      $42,593.4
                                                             =========      =========

At March 31, 1997 and December 31, 1996, the amounts due and deferred from receivables sales of $1,746.0 and $1,561.0 million, respectively, included the unamortized securitization assets and funds established pursuant to the recourse provisions for certain sales totaling $1,127.0 and $1,033.1 million, respectively. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company of $595.8 and $512.6 million at March 31, 1997 and December 31, 1996, respectively. In addition, the company has subordinated interests in certain transactions, which were recorded as receivables, of $619.6 and $485.0 million at March 31, 1997 and December 31, 1996, respectively. The company has agreements with a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses relating to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $753.3 and $696.0 million at March 31, 1997 and December 31, 1996, respectively, and represent the company's best estimate of possible losses on receivables serviced with limited recourse.


4.   CREDIT LOSS RESERVES
-------------------------
An analysis of credit loss reserves for the three months ended March 31 was as follows:

--------------------------------------------------------------------------------
In millions.                                                    1997        1996
--------------------------------------------------------------------------------
Credit loss reserves for owned receivables
  at January 1                                              $  900.2    $  720.4
Provision for credit losses                                    293.4       191.3
Chargeoffs                                                    (263.2)     (189.3)
Recoveries                                                      27.4        32.4
Portfolio acquisitions, net                                    (13.9)        3.3
                                                            --------    --------
TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES
  AT MARCH 31                                                  943.9       758.1
                                                            --------    --------

Credit loss reserves for receivables serviced with
  limited recourse at January 1                                696.0       457.0
Provision for credit losses                                    249.1       209.1
Chargeoffs                                                    (204.3)     (137.5)
Recoveries                                                       9.9         5.8
Other, net                                                       2.6        (1.7)
                                                            --------    --------
TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED
  WITH LIMITED RECOURSE AT MARCH 31                            753.3       532.7
                                                            --------    --------
TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES
  AT MARCH 31                                               $1,697.2    $1,290.8
                                                            ========    ========

5.  INCOME TAXES
----------------
Effective tax rates for the three months ended March 31, 1997 and 1996 of
34.4 and 31.8 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) domestic and foreign loss carryforwards, (b) amortization and write-offs of intangible assets, (c) state and local income taxes, (d) reduction of noncurrent tax requirements and (e) leveraged lease tax benefits.

6.  NET INCOME PER COMMON SHARE
-------------------------------
Computations of net income per common share for the three months ended March 31 were as follows:

----------------------------------------------------------------------------------------
                                                               1997                 1996
                                                  -----------------    -----------------
                                                            Fully                Fully
In millions, except per share data.               Primary   Diluted    Primary   Diluted
------------------------------------              -------   -------    -------   -------
Earnings:
  Net income                                       $131.5    $131.5     $110.5    $110.5
  Preferred dividends                                (3.2)     (3.2)      (4.1)     (4.1)
                                                   ------    ------     ------    ------
Net income available to common
  shareholders                                     $128.3    $128.3     $106.4    $106.4
                                                   ======    ======     ======    ======
Average shares:
  Common                                             97.2      97.2       97.3      97.3
  Common equivalents                                  1.4       1.4        1.1       1.2
                                                   ------    ------     ------    ------
Total                                                98.6      98.6       98.4      98.5
                                                   ======    ======     ======    ======
Net income per common share                        $ 1.30    $ 1.30     $ 1.08    $ 1.08
                                                   ======    ======     ======    ======

7. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS
------------------------------------------------------------------
In June 1996 Household Capital Trust II ("HCT II"), a wholly-owned subsidiary of the company, issued 4 million 8.70 percent Trust Preferred Securities ("preferred securities") at $25 per preferred security. The sole asset of HCT II is $103.1 million of 8.70 percent Junior Subordinated Deferrable Interest Notes issued by the company. The junior subordinated notes held by HCT II mature on June 30, 2036 and are redeemable by the company in whole or in part beginning on June 30, 2001, at which time the HCT II preferred securities are callable at par value of $25 per preferred security plus accrued and unpaid dividends. Net proceeds from the issuance of preferred securities were used for general corporate purposes.

In 1995 Household Capital Trust I ("HCT I"), a wholly-owned subsidiary of the company, issued 3 million 8.25 percent preferred securities at $25 per preferred security. The sole asset of HCT I is $77.3 million of 8.25 percent Junior Subordinated Deferrable Interest Notes issued by the company. The junior subordinated notes held by HCT I mature on June 30, 2025 and are redeemable by the company in whole or in part beginning June 30, 2000, at which time the HCT I preferred securities are callable at par value of $25 per preferred security plus accrued and unpaid dividends. HCT I may elect to extend the maturity of its preferred securities to June 30, 2044.

The obligations of the company with respect to the junior subordinated notes, when considered together with certain undertakings of the company with respect to HCT I and HCT II, constitute full and unconditional guarantees by the company of HCT I's and HCT II's obligations under the respective preferred securities. The preferred securities are classified in the company's balance sheets as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interest in the trusts) at their face and redemption amount of $175 million at March 31, 1997. The preferred securities have a liquidation value of $25 per preferred security. Dividends on the preferred securities are cumulative, payable quarterly in arrears, and are deferrable at the company's option for up to five years from date of issuance. The company cannot pay dividends on its preferred and common stocks during such deferments.

8.   RECENT ACCOUNTING DEVELOPMENTS
-----------------------------------
Effective January 1, 1997, the company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125"). FAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on an approach that focuses on control of the assets and extinguishment of the liabilities. The statement is effective for securitization transactions occurring subsequent to December 31, 1996. The adoption of FAS No. 125 did not have a material impact on the company's consolidated financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS No. 128"), which establishes standards for computing and presenting earnings per share ("EPS"). FAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. FAS No. 128 also requires presentation of diluted EPS which is computed similarly to fully diluted EPS currently presented. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. On adoption, it will require the restatement of all prior period earnings per share data. The company will adopt FAS No. 128 in the fourth quarter of 1997. At such time, all prior period earnings per share data will be restated. The company believes the adoption of FAS No. 128 will not have a material impact on its earnings per share.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS SUMMARY
------------------
Net income for the first quarter of 1997 was $131.5 million, up 19 percent from $110.5 million in 1996. Net income per share was $1.30 in the first quarter of 1997, up 20 percent from $1.08 per share in 1996. The company's annualized return on average common shareholders' equity for the first quarter of 1997 was 17.1 percent compared to 15.7 percent in the year-ago period. The annualized return on average owned assets improved to 1.77 percent in the 1997 first quarter from 1.53 percent a year ago.

- The following is a summary of the operating results of the company's key businesses for the first quarter of 1997 compared to the prior year period:

  The domestic consumer finance business experienced higher margins and improved efficiency compared to the prior year quarter which were partially offset by higher credit losses primarily due to increased bankruptcies.

  Results for the Visa*/MasterCard* business improved from the prior year period due to receivable growth and higher net interest margin and fee income. These improvements were partially offset by higher credit losses resulting primarily from increased personal bankruptcy filings. Results for this business continued to benefit from the company's co-branding strategy, in particular the association with the General Motors credit card ("GM Card") program and the Union Privilege Visa/MasterCard portfolio acquired in June 1996.

  The private-label credit card business reported higher earnings in the first quarter of 1997 compared to the year-ago period due to portfolio growth and improved operating efficiency.

  Net income increased in the United Kingdom operation primarily due to improved efficiency, as well as higher net interest margin and insurance premiums, due to receivables growth.

- During the first quarter of 1997, the company sold certain non-strategic assets for a pretax gain of approximately $50 million. This non-recurring gain was recorded in other income in the statement of income.

- The company's normalized managed basis efficiency ratio improved to 38.3 percent for the first quarter of 1997 compared to 41.3 percent a year ago. The improvement in the managed ratio in 1997 resulted from a 22 percent growth in net revenues over the prior year, compared to a 9 percent increase in operating expenses.

- The company also increased its credit loss reserves during the first three months of 1997 by providing reserves in excess of chargeoffs for owned receivables of $58 million. The company increased credit loss reserves due to continued growth and seasoning of unsecured loan products, and uncertainty over the economy and consumer payment patterns.

* VISA and MasterCard are registered trademarks of VISA USA, Inc.
  and MasterCard International, Incorporated, respectively.

BALANCE SHEET REVIEW
--------------------
- Managed consumer receivables (owned and serviced with limited recourse) grew 15 percent over the prior year. Core products, which exclude first mortgages and commercial receivables, increased 20 percent from a year ago. Visa/MasterCard, private label and other unsecured product lines all grew in excess of 25 percent. Year-over-year comparisons for the home equity portfolio were impacted by the fourth quarter 1996 sale of approximately $720 million of home equity loans, primarily from the discontinued retail branch banking business, and the de-emphasis of the company's wholesale business. Home equity loan production in the retail branch network was up 7 percent year over year.

- Compared to the fourth quarter of 1996, core receivables were down slightly due to normal, seasonal runoff in the Visa/MasterCard portfolio. Loan originations in the retail branch network also experienced a typical seasonal slowdown.

- Owned consumer receivables were $21.5 billion at March 31, 1997, compared to $23.1 billion at December 31, 1996 and $19.9 billion at March 31, 1996. Changes in owned receivables from period to period may vary depending on the timing and significance of securitization transactions.

- The company's managed credit loss reserves were $1,697.2 million at March 31, 1997, up from $1,596.2 million at December 31, 1996 and $1,290.8 million at March 31, 1996. Credit loss reserves as a percent of managed receivables were 4.08 percent, up from 3.75 percent at December 31, 1996 and 3.53 percent at March 31, 1996. Reserves as a percent of nonperforming managed receivables were
  118.6 percent compared to 119.1 percent at December 31, 1996 and
  125.4 percent at March 31, 1996. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 4.45 percent, up from 4.15 percent at December 31, 1996 and 3.60 percent at March 31, 1996. The annualized total consumer managed chargeoff ratio in the first quarter of 1997 was 4.15 percent, compared to 3.59 percent in the prior quarter and 3.24 percent in the year-ago quarter.

- The ratio of total shareholders' equity (including trust originated securities) to total owned assets was 11.97 percent, up from 11.22 percent at December 31, 1996. The ratio of total shareholders' equity to managed assets was 7.10 percent, compared to 6.90 percent at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The major use of cash by the company's subsidiaries is the origination or purchase of receivables or investment securities.
The main sources of cash are the collection and sales of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt and deposits; and cash provided by operations.

The following describes major changes in the company's funding base from December 31, 1996 to March 31, 1997:

- On January 23, 1997, the company redeemed, at par, all outstanding shares of its 9.50% Preferred Stock, Series 1991-A, for $10 per depositary share plus accrued and unpaid dividends.

- Commercial paper, bank and other borrowings decreased 14 percent from $6.4 billion to $5.5 billion, and senior and senior subordinated debt (with original maturities over one year) decreased 4 percent from $14.8 billion to $14.2 billion. The decline in debt levels from year end is primarily attributable to the decrease in owned receivables.

- The company had securitized home equity, Visa/MasterCard, private label and other unsecured receivables outstanding of $19.2 and $18.5 billion at March 31, 1997 and December 31, 1996, respectively. In the first quarter of 1997, the company securitized, excluding replenishments of certificate holder interests, $2.0 billion of Visa/MasterCard and other unsecured receivables, compared to $1.4 billion of such receivables a year ago.

The composition of these securitizations by type is as follows (in billions):

-----------------------------------------------------------------------------
                                                      March 31,     March 31,
Three months ended                                         1997          1996
-----------------------------------------------------------------------------
Visa/MasterCard                                          $  1.2        $   .6
Other unsecured                                              .8            .8
                                                         ------        ------
Total                                                    $  2.0        $  1.4
                                                         ======        ======

The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, which the company plans to continue to utilize in the future.


PRO FORMA MANAGED STATEMENTS OF INCOME
---------------------------------------
Securitizations of consumer receivables have been, and will continue to be, an important source of liquidity for the company. The company continues to service the securitized receivables after such receivables have been sold and retains a limited recourse obligation. Securitizations impact the classification of revenues and expenses in the statements of income. Amounts related to receivables serviced, including net interest margin, fee and other income, and provision for credit losses on receivables serviced with limited recourse are reported as a net amount in securitization income in the company's statements of income.

Management monitors the company's operations on a managed basis as well as on the historical owned basis reflected in its statements of income. The managed basis assumes that the receivables securitized are held in the portfolio. Pro forma statements of income on a managed basis for the three months ended March 31, 1997 and 1996 are presented below. For purposes of this analysis, the results do not reflect the differences between the company's accounting policies for owned receivables and receivables serviced with limited recourse. Accordingly, net income on a pro forma managed basis equals net income on an owned basis.

Pro Forma Managed Statements of Income

---------------------------------------------------------------------------------------------
All dollar amounts are stated in millions.
Three months ended March 31                        1997          *            1996          *
---------------------------------------------------------------------------------------------
Finance income                                $ 1,414.7      13.52%      $ 1,211.0      13.21%
Interest income from noninsurance
  investment securities                             8.3       5.76            20.3       6.21
Interest expense                                  638.1       5.97           575.7       6.06
                                              ---------      -----       ---------      -----
Net interest margin                               784.9       7.35           655.6       6.91
Provision for credit losses                       542.5                      400.4
                                              ---------                  ---------
Net interest margin after provision
  for credit losses                               242.4                      255.2
                                              ---------                  ---------
Insurance revenues                                 65.4                       63.9
Investment income                                  33.2                       56.9
Fee income                                        267.1                      229.2
Other income                                       69.1                       25.3
                                              ---------                  ---------
Total other revenues                              434.8                      375.3
                                              ---------                  ---------
Salaries and fringe benefits                      147.6                      136.7
Occupancy and equipment expense                    53.9                       52.4
Other marketing expenses                          118.7                      100.4
Other servicing and administrative
  expenses                                        109.4                      105.8
Policyholders' benefits                            47.0                       73.2
                                              ---------                  ---------
Total costs and expenses                          476.6                      468.5
                                              ---------                  ---------
Income before taxes                               200.6                      162.0
Income taxes                                       69.1                       51.5
                                              ---------                  ---------
Net income                                    $   131.5                  $   110.5
                                              =========                  =========
Average managed receivables                   $42,154.5                  $36,665.6
Average noninsurance investments                  576.8                    1,307.3
                                              ---------                  ---------
Average managed interest-earning
  assets                                      $42,731.3                  $37,972.9
                                              =========                 ==========

* As a percent, annualized, of appropriate earning assets.

Unless noted, the following discussion on revenues and provision for credit losses includes comparisons to amounts reported on the company's historical statements of income ("Owned Basis") as well as on the above pro forma statements of income ("Managed Basis").

Net interest margin
-------------------
Net interest margin on an Owned Basis was $394.8 million for the first quarter of 1997, up from $346.4 million in the prior year primarily due to growth in average owned Visa/MasterCard and private label receivables. Net interest margin on a Managed Basis was $784.9 million for the first quarter of 1997, up 20 percent compared to the year-ago period, primarily due to managed receivable growth and higher spreads. Net interest margin as a percent of average managed interest-earning assets, annualized, was
7.35 percent compared to 6.91 percent in the year-ago quarter. The improvement was primarily due to the continuing change in product mix to higher-yielding unsecured products, improved pricing and lower funding costs.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an Owned Basis for the first quarter of 1997 totaled $293.4 million, up 53 percent from $191.3 million in the prior year period. The provision as a percent of average owned receivables, annualized, was 5.07 percent in the first quarter of
1997 compared to 3.69 percent in the first quarter of 1996. In view of uncertainty regarding consumer payment patterns, the continued high levels of personal bankruptcies and growth of unsecured loan products, the company continued to increase its credit loss reserves in excess of current period
chargeoffs.   Provision in excess of chargeoffs related to owned receivables was $58 and $34 million for the three months ended March 31, 1997 and 1996, respectively. The provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

The provision for credit losses for receivables on a Managed Basis totaled $542.5 million in the first quarter of 1997, up 35 percent from $400.4 million in the comparable period of 1996. As a percent of average managed receivables, annualized, the provision increased to 5.15 percent from 4.37 percent in the first quarter of 1996. As noted above, the company increased credit loss reserves during the quarter due to continued growth and seasoning of unsecured loan products, and uncertainty over the economy and consumer payment patterns. In addition, the Managed Basis provision includes the over-the-life reserve requirement on securitized receivables. These provisions are impacted by the type and amount of receivables securitized in a given period and substantially offset the income recorded on the securitization transactions, as discussed below. In the first quarter of 1997, the company securitized approximately $2.0 billion of Visa/MasterCard and other unsecured receivables, compared to approximately $1.4 billion of such receivables a year ago. See the credit quality section for further discussion of factors affecting the provision for credit losses.

Other revenues
--------------
Securitization income on an Owned Basis of $330.7 and $279.4 million for the three months ended March 31, 1997 and 1996, respectively, consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The 18 percent increase in securitization income compared to the first quarter of 1996 was primarily due to the 23 percent increase in average securitized receivables. The components of securitization income are reclassified to the appropriate lines in the statements of income on a Managed Basis.

Fee income on an Owned Basis includes revenues from fee-based products such as credit cards and, in 1996, fees related to consumer banking deposits. Fee income was $77.4 million in the first quarter of 1997, up from $49.9 million in the comparable period of the prior year, primarily due to higher interchange and other fees as a result of the increase in the amount of average owned credit card receivables compared to the prior year.

Fee income on a Managed Basis, which in addition to the items discussed above includes fees and other income related to receivables serviced with limited recourse, increased from $229.2 million in the first quarter of 1996 to $267.1 million in 1997. The increase was attributable to higher late fees and interchange income from the company's Visa/MasterCard business. Fee income also included higher income associated with the securitization and sale of a larger amount of receivables during the quarter compared to a year ago. Income recorded on these securitization transactions was substantially offset by the over-the-life reserve for estimated credit losses on the securitized receivables, as previously discussed.

Other income increased from $25.3 million in the first quarter of 1996 to $69.1 million in 1997 as a result of gains totaling approximately $50 million on the sales of assets, as previously discussed.

Expenses
--------
Operating expenses for the first quarter of 1997 were $429.6 million, up 9 percent from $395.3 million in the comparable prior year period.

Salaries and fringe benefits were $147.6 million compared to $136.7 million in the first quarter of 1996. The higher expense was primarily due to an increase in sales force in the domestic consumer finance business, as well as the addition of collectors in all the company's businesses, as compared to the prior year.

Other marketing expenses increased to $118.7 million compared to the prior year amount of $100.4 million as a result of increased spending for the domestic and United Kingdom credit card programs.


CREDIT LOSS RESERVES
--------------------
The company's consumer credit management policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. See Note 3, "Receivables" in the accompanying financial statements for receivables by product type.

Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

---------------------------------------------------------------------------
                                   March 31,     December 31,     March 31,
                                        1997             1996          1996
---------------------------------------------------------------------------
Owned                               $  943.9         $  900.2      $  758.1
Serviced with limited recourse         753.3            696.0         532.7
                                    --------         --------      --------
Total                               $1,697.2         $1,596.2      $1,290.8
                                    ========         ========      ========

Credit loss reserves have increased due to growth and seasoning of unsecured products, coupled with uncertainty over the strength of the economy and increased personal bankruptcies. Managed credit loss reserves as a percent of nonperforming managed receivables were 118.6 percent, compared to 119.1 percent at December 31, 1996 and 125.4 percent at March 31, 1996.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

---------------------------------------------------------------
                         March 31,    December 31,    March 31,
                              1997            1996         1996
---------------------------------------------------------------
Owned                         4.21%           3.74%        3.60%
Managed                       4.08            3.75         3.53
                              ----            ----         ----

The level of reserves for consumer credit losses is based on delinquency
and chargeoff experience by product and judgmental factors.   Management
also evaluates the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. While management allocates reserves among the company's various products, all reserves are considered to be available to cover total loan losses. See Note 4, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.


CREDIT QUALITY
--------------
Delinquency and chargeoff levels in the consumer portfolio were higher
compared to the prior and year-ago quarters.   Delinquency and chargeoff
levels are monitored on a managed basis since all of the receivables are originated using comparable underwriting standards, are managed by operating personnel without regard to portfolio ownership and result in a similar credit loss exposure.


Delinquency
-----------
Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

---------------------------------------------------------------------------
                           3/31/97   12/31/96   9/30/96   6/30/96   3/31/96
---------------------------------------------------------------------------
First mortgage                8.19%      9.49%     3.82%     3.64%     3.28%
Home equity                   3.85       3.96      3.55      3.35      3.20
Visa/MasterCard               3.13       2.71      2.54      2.05      2.42
Private label                 5.52       5.50      5.43      5.04      4.74
Other unsecured               6.68       6.13      5.79      5.95      5.71
                              ----       ----      ----      ----      ----
Total                         4.45%      4.15%     3.83%     3.49%     3.60%
                              ====       ====      ====      ====      ====

Delinquency as a percent of managed consumer receivables increased from the prior quarter and the prior year. The increase in delinquency was primarily due to seasoning of the portfolios, the company's continued shift in portfolio mix away from secured real estate mortgages and toward unsecured products, and a slower consumer payment pattern.

Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

-----------------------------------------------------------------------------
                                First    Fourth      Third   Second     First
                              Quarter   Quarter    Quarter  Quarter   Quarter
                                 1997      1996       1996     1996      1996
-----------------------------------------------------------------------------
First mortgage                    .94%      .30%       .50%     .46%      .51%
Home equity                      1.38      1.18        .98      .89       .89
Visa/MasterCard                  4.90      4.66       4.71     4.86      4.44
Private label                    4.85      3.70       3.54     3.82      4.51
Other unsecured                  4.97      4.18       4.35     3.58      3.91
                                 ----      ----       ----     ----      ----
Total                            4.15%     3.59%      3.52%    3.33%     3.24%
                                 ====      ====       ====     ====      ====

Net chargeoffs as a percent of average managed consumer receivables for the first quarter of 1997 increased compared to both the prior and year-ago
periods.   Approximately two-thirds of the year-over-year increase in the total chargeoff ratio was due to increased bankruptcy filings in the Visa/MasterCard portfolio. The remaining increase was primarily attributable to the continued seasoning of the private label and other unsecured portfolios. The private label ratio was also affected by a portion of promotional business reaching chargeoff. The increase in net chargeoffs is in line with the company's expectations and industry trends.


Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

-----------------------------------------------------------------------------------------
In millions.                      3/31/97    12/31/96     9/30/96     6/30/96     3/31/96
-----------------------------------------------------------------------------------------
Nonaccrual managed
  receivables                    $  820.1    $  778.5    $  741.1    $  713.9    $  740.1
Accruing managed consumer
  receivables 90 or more days
  delinquent                        598.5       549.0       446.1       353.6       269.2
Renegotiated commercial
  loans                              12.9        12.9        19.9        19.9        20.4
                                 --------    --------    --------    --------    --------
Total nonperforming managed
  receivables                     1,431.5     1,340.4     1,207.1     1,087.4     1,029.7
Real estate owned                   152.6       136.6       137.6       131.9       123.1
                                 --------    --------    --------    --------    --------
Total nonperforming assets       $1,584.1    $1,477.0    $1,344.7    $1,219.3    $1,152.8
                                 ========    ========    ========    ========    ========
Managed credit loss reserves as
  a percent of nonperforming
  managed receivables               118.6%      119.1%      126.6%      133.4%      125.4%
                                 --------    --------    --------    --------    --------

Part II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       3(i)    Restated Certificate of Incorporation of
               Household International, as amended.

       10.5    Household International 1996 Long-Term
               Executive Incentive Compensation Plan, as amended.

       10.8    Household International Deferred Phantom Stock
               Plan for Directors.

       10.10   Executive Employment Agreement between the Company and
               R. F. Elliott.

       10.11   Executive Employment Agreement between the Company and
               J. W. Saunders.

       10.14   Household International Non-Qualified
               Deferred Compensation Plan.

       12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and
               Preferred Stock Dividends.

       21      List of Household International subsidiaries.

       27      Financial Data Schedule.

       99.1    Debt and Preferred Stock Securities Ratings.

  (b)  Reports on Form 8-K

       During the first quarter of 1997, the Registrant filed a Current Report on Form 8-K dated January 23, 1997 with respect to the financial results of Household International, Inc., for the quarter and year ended December 31, 1996, and a Current Report on Form 8-K dated February 10, 1997 containing selected consolidated financial information with respect to the operations of Household International, Inc., as of and for the years ended December 31, 1996 and 1995.

                             SIGNATURE
                             ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOUSEHOLD INTERNATIONAL, INC.
                              -----------------------------
                              (Registrant)



Date:  May 14, 1997           By:   /s/ David A. Schoenholz
      -------------           -----------------------------
                              David A. Schoenholz
                              Executive Vice President -
                              Chief Financial Officer
                              and on behalf of
                              Household International, Inc.

                           Exhibit Index
                          --------------

3(i)    Restated Certificate of Incorporation of
        Household International, as amended.

10.5    Household International 1996 Long-Term
        Executive Incentive Compensation Plan, as amended.

10.8    Household International Deferred Phantom Stock
        Plan for Directors.

10.10   Executive Employment Agreement between the Company and
        R. F. Elliott.

10.11   Executive Employment Agreement between the Company and
        J. W. Saunders.

10.14   Household International Non-Qualified Deferred Compensation Plan.

12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

21      List of Household International subsidiaries.

27      Financial Data Schedule.

99.1    Debt and Preferred Stock Securities Ratings.