Form 10-Q
period 1997-06-30
HOUSEHOLD INTERNATIONAL INC
filed 1997-08-13
CIK 354964

                         FORM 10-Q

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                            OR

[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------  --------------

Commission file number 1-8198
                       ------


               HOUSEHOLD INTERNATIONAL, INC.
  -------------------------------------------------------
  (Exact name of registrant as specified in its charter)


     Delaware                           36-3121988
------------------------      -----------------------------------
(State of Incorporation)      (I.R.S. EmployerIdentification No.)


2700 Sanders Road, Prospect Heights, Illinois     60070
-------------------------------------------------------
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code: (847) 564-5000
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

At July 31, 1997, there were 106,807,865 shares of registrant's common stock outstanding.

      HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES



                     Table of Contents


PART I.   Financial Information                            Page
                                                           ----
  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited) - Three Months and Six Months
          Ended June 30, 1997 and 1996                        2

          Condensed Consolidated Balance Sheets -
          June 30, 1997 (Unaudited) and December 31, 1996     3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Six Months Ended
          June 30, 1997 and 1996                              4

          Financial Highlights                                5

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)                              6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      12



PART II.  Other Information

  Item 4. Submission of Matters to a Vote of
          Security-Holders                                   21

  Item 6. Exhibits and Reports on Form 8-K                   21

  Signature                                                  22

PART 1.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

All amounts, except per share data, are stated in millions.

---------------------------------------------------------------------------------
                                        Three months ended       Six months ended
                                                  June 30,               June 30,
                                          1997        1996        1997       1996
---------------------------------------------------------------------------------
Finance income                          $729.9      $701.3    $1,481.5   $1,380.8
Interest income from noninsurance
 investment securities                    15.7        39.0        24.0       59.3
Interest expense                         361.8       383.7       726.9      737.1
                                        ------      ------    --------   --------
Net interest margin                      383.8       356.6       778.6      703.0
Provision for credit losses on owned
 receivables                             251.6       176.5       545.0      367.8
                                        ------      ------    --------   --------
Net interest margin after provision for
 credit losses                           132.2       180.1       233.6      335.2
                                        ------      ------    --------   --------
Securitization income                    344.3       280.5       675.0      559.9
Insurance revenues                        68.5        58.4       133.9      122.3
Investment income                         28.9        36.3        62.1       93.2
Fee income                                77.4        53.3       154.8      103.2
Other income                              28.6       138.6        97.7      163.9
                                        ------      ------    --------   --------
Total other revenues                     547.7       567.1     1,123.5    1,042.5
                                        ------      ------    --------   --------
Salaries and fringe benefits             156.2       135.0       303.8      271.7
Occupancy and equipment expense           50.1        62.9       104.0      115.3
Other marketing expenses                 110.5       141.8       229.2      242.2
Other servicing and administrative
 expenses                                 84.6       156.4       194.0      262.2
Policyholders' benefits                   48.3        53.2        95.3      126.4
                                        ------      ------    --------   --------
Total costs and expenses                 449.7       549.3       926.3    1,017.8
                                        ------      ------    --------   --------
Income before income taxes               230.2       197.9       430.8      359.9
Income taxes                              79.9        73.3       149.0      124.8
                                        ------      ------    --------   --------
Net income                              $150.3      $124.6    $  281.8    $ 235.1
                                        ======      ======    ========    =======

Earnings per common share:
 Net income                             $150.3      $124.6    $  281.8    $ 235.1
 Preferred dividends                      (2.9)       (4.2)       (6.1)      (8.3)
                                        ------      ------    --------    -------
Net income available to common
 shareholders                           $147.4      $120.4    $  275.7    $ 226.8
                                        ======      ======    ========    =======
Average common and common equivalent
 shares                                   99.6        98.4        99.2       98.5
                                        ------      ------    --------    -------
 Net income per common share            $ 1.48      $ 1.22    $   2.78    $  2.30
                                        ------      ------    --------    -------
Dividends declared per common share        .39         .34         .78        .68
                                        ------      ------    --------    -------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

In millions, except share data.

---------------------------------------------------------------------------
                                                  June 30,     December 31,
                                                      1997             1996
---------------------------------------------------------------------------
ASSETS                                          (Unaudited)
------
Cash                                             $   358.1        $   239.2
Investment securities                              2,311.1          2,282.0
Receivables, net                                  25,049.0         24,244.8
Acquired intangibles and goodwill, net             1,640.8            969.4
Properties and equipment, net                        334.8            353.1
Real estate owned                                    149.4            136.6
Other assets                                       1,357.9          1,369.4
                                                 ---------        ---------
Total assets                                     $31,201.1        $29,594.5
                                                 =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Debt:
  Deposits                                       $ 1,971.0       $ 2,365.1
  Commercial paper, bank and other borrowings      6,011.2         6,428.1
  Senior and senior subordinated debt (with
     original maturities over one year)           15,854.2        14,802.0
                                                 ---------       ---------
Total debt                                        23,836.4        23,595.2
Insurance policy and claim reserves                1,255.2         1,205.3
Other liabilities                                  1,640.9         1,472.8
                                                 ---------       ---------
Total liabilities                                 26,732.5        26,273.3
                                                 ---------       ---------
Company obligated mandatorily redeemable
  preferred securities of subsidiary trusts*         175.0           175.0
                                                 ---------       ---------
Preferred stock                                      150.0           205.0
                                                 ---------       ---------
Common shareholders' equity:
  Common stock, $1.00 par value, 250,000,000
     shares authorized, 124,331,175 and
     115,231,175 shares issued at June 30, 1997
     and December 31, 1996, respectively             124.3           115.2
  Additional paid-in capital                       1,387.8           397.3
  Retained earnings                                3,273.0         3,076.8
  Foreign currency translation adjustments          (126.2)         (126.7)
  Unrealized loss on investments, net                (22.7)          (12.9)
  Less common stock in treasury, 17,603,989 and
     18,165,921 shares at June 30, 1997 and
     December 31, 1996, respectively, at cost       (492.6)         (508.5)
                                                 ---------       ---------
Total common shareholders' equity                  4,143.6         2,941.2
                                                 ---------       ---------
Total liabilities and shareholders' equity       $31,201.1       $29,594.5
                                                 =========       =========

* As described in note 8 to the financial statements, the sole asset of the two trusts are Junior Subordinated
  Deferrable Interest Notes issued by Household
  International, Inc. in June 1996 and June 1995, bearing interest at 8.70 and 8.25 percent, respectively, with principal balances of $103.1 and $77.3 million, respectively, and due June 30, 2036 and June 30, 2025, respectively.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------

In millions.

--------------------------------------------------------------------------
Six months ended June 30                                1997          1996
--------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                        $    281.8    $    235.1
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned
   receivables                                         545.0         367.8
  Insurance policy and claim reserves                   46.5          50.7
  Depreciation and amortization                        123.1         119.7
  Net realized gains from sales of assets              (64.6)       (119.2)
  Other, net                                            (9.2)        518.9
                                                  ----------    ----------
Cash provided by operations                            922.6       1,173.0
                                                  ----------    ----------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                           (526.0)     (1,513.6)
  Matured                                              178.4         486.7
  Sold                                                 341.7       1,994.2
Short-term investment securities, net change             9.8        (336.1)
Receivables:
  Originations, net                                (12,786.5)    (12,789.7)
  Purchased                                           (435.1)     (3,675.7)
  Sold                                              15,099.2      13,802.1
Purchase capital stock of Transamerica Financial
  Services Holding Company                          (1,065.0)          -
Disposition of consumer banking operations:
  Assets sold, net                                       -           472.3
  Deposits and other liabilities sold                    -        (2,807.8)
Acquisition of portfolios, net                           -          (620.1)
Properties and equipment purchased                     (32.8)        (35.7)
Properties and equipment sold                            6.1           7.1
                                                  ----------    ----------
Cash increase (decrease) from investments in
 operations                                            789.8      (5,016.3)
                                                  ----------    ----------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change       (504.9)        (58.3)
Time certificates, net change                         (267.4)        544.9
Senior and senior subordinated debt issued           3,799.7       4,875.1
Senior and senior subordinated debt retired         (2,729.4)     (1,577.1)
Repayment of Transamerica Financial Services
 Holding Company debt                               (2,795.0)          -
Policyholders' benefits paid                           (74.5)        (59.1)
Cash received from policyholders                       102.9         188.4
Shareholders' dividends                                (85.6)        (74.4)
Purchase of treasury stock                               -           (35.8)
Redemption of preferred stock                          (55.0)          -
Issuance of common stock                             1,006.6           8.0
Issuance of company obligated mandatorily
  redeemable preferred securities of
  subsidiary trusts                                      -           100.0
                                                  ----------    ----------
Cash increase (decrease) from financing and
  capital transactions                              (1,602.6)      3,911.7
                                                  ----------    ----------
Effect of exchange rate changes on cash                  9.1          (2.1)
                                                  ----------    ----------
Increase in cash                                       118.9          66.3
Cash at January 1                                      239.2         270.4
                                                  ----------    ----------
Cash at June 30                                   $    358.1    $    336.7
                                                  ==========    ==========
Supplemental cash flow information:
Interest paid                                     $    717.7    $    697.9
                                                  ----------    ----------
Income taxes paid                                      133.5          73.5
                                                  ----------    ----------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

All dollar amounts are stated in millions.

---------------------------------------------------------------------------------
                                       Three Months Ended        Six Months Ended
                                                 June 30,                June 30,
                                         1997        1996         1997       1996
---------------------------------------------------------------------------------
Net income                           $  150.3    $  124.6     $  281.8   $  235.1
                                     --------    --------     --------   --------
Revenues                              1,293.3     1,307.4      2,629.0    2,482.6
                                     --------    --------     --------   --------
Return on average common
 shareholders' equity <F1>               18.7%       17.9%        18.0%      16.8%
                                     --------    --------     --------   --------
Return on average owned assets <F1>      2.09        1.71         1.93       1.62
                                     --------    --------     --------   --------
Managed basis efficiency
 ratio, normalized <F2>                  36.3        43.4         37.3       42.4
                                     --------    --------     --------   --------

All dollar amounts are stated in millions.

---------------------------------------------------------------------------
                                                  June 30,     December 31,
                                                      1997             1996
---------------------------------------------------------------------------
Total assets:
  Owned                                          $31,201.1        $29,594.5
  Managed                                         51,013.7         48,120.9
                                                 ---------        ---------
Receivables:
  Owned                                          $24,797.5        $24,067.0
  Serviced with limited recourse                  19,812.6         18,526.4
                                                 ---------        ---------
  Managed                                        $44,610.1        $42,593.4
                                                 =========        =========
Total shareholders' equity as a percent
  of owned assets <F3>                               14.32%           11.22%
                                                 ---------        ---------
Total shareholders' equity as a percent
  of managed assets <F3>                              8.76             6.90
                                                 ---------        ---------

<F1>  Annualized.

<F2>  Ratio of normalized operating expenses to managed net interest margin and other revenues less policyholders' benefits.

<F3>  Total shareholders' equity at June 30, 1997 and December 31, 1996 includes common shareholders' equity, preferred stock and company obligated mandatorily redeemable preferred securities of subsidiary trusts.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION
--------------------------
The accompanying unaudited condensed consolidated financial statements of Household International, Inc. and its subsidiaries (the "company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period's presentation. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three and six months ended June
30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.


2.   ACQUISITION AND STOCK OFFERING
-----------------------------------
On June 23, 1997, Household International and a wholly-owned subsidiary of Household Finance Corporation (a wholly-owned subsidiary of Household International) acquired the capital stock of Transamerica Financial Services
Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation ("TA"). The company paid $1.1 billion for the stock of TFS and repaid approximately $2.8 billion of TFS debt owed to affiliates of TA. The acquisition added approximately $3.2 billion of receivables, of which approximately $3.1 billion are home equity loans secured primarily by home mortgages. The acquisition of TFS was accounted for as a purchase, and accordingly, TFS' operations have been included in the company's results of operations from June 24, 1997. The acquisition of TFS was not material to the company's consolidated financial statements.

In June 1997, the company completed a public underwritten offering of 9.1 million shares of its common stock for approximately $1.0 billion. Net proceeds from the offering were used to repay certain short-term borrowings in connection with the acquisition of TFS.


3.   INVESTMENT SECURITIES
--------------------------
Investment securities consisted of the following:

------------------------------------------------------------------------------------
In millions.                              June 30, 1997            December 31, 1996
------------------------------------------------------------------------------------
                                   Amortized       Fair        Amortized        Fair
                                        Cost      Value             Cost       Value
------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities        $  126.0   $  126.8         $  212.7    $  213.1
Corporate debt securities            1,208.0    1,190.3          1,081.4     1,070.5
U.S. government and federal
  agency debt securities               283.6      267.1            287.0       277.7
Other                                  695.9      695.8            690.5       690.5
                                    --------   --------         --------    --------
Subtotal                             2,313.5    2,280.0          2,271.6     2,251.8
Accrued investment income               31.1       31.1             30.2        30.2
                                    --------   --------         --------    --------
Total investment securities         $2,344.6   $2,311.1         $2,301.8    $2,282.0
                                    ========   ========         ========    ========

4.   RECEIVABLES
---------------
Receivables consisted of the following:

-------------------------------------------------------------------
                                          June 30,     December 31,
In millions.                                  1997             1996
-------------------------------------------------------------------
First mortgage                           $   510.4        $   725.6
Home equity                                7,440.3          3,647.9
Visa/MasterCard                            5,721.3          8,587.7
Private label                              5,316.2          5,070.0
Other unsecured                            4,952.3          5,098.0
Commercial                                   857.0            937.8
                                         ---------        ---------
Total owned receivables                   24,797.5         24,067.0

Accrued finance charges                      400.4            397.6
Credit loss reserve for
  owned receivables                       (1,051.0)          (900.2)
Unearned credit insurance premiums
  and claims reserves                       (226.9)          (184.6)
Amounts due and deferred from
  receivables sales                        1,848.9          1,561.0
Reserve for receivables serviced with
  limited recourse                          (719.9)          (696.0)
                                         ---------        ---------
Total owned receivables, net              25,049.0         24,244.8
Receivables serviced with limited
  recourse                                19,812.6         18,526.4
                                         ---------        ---------
Total managed receivables, net           $44,861.6        $42,771.2
                                         =========        =========

The outstanding balance of receivables serviced with limited recourse consisted of the following:

-------------------------------------------------------------------
                                          June 30,     December 31,
In millions.                                  1997             1996
-------------------------------------------------------------------
Home equity                              $ 3,726.8        $ 4,337.5
Visa/MasterCard                           11,731.1         10,149.7
Private label                                375.0            517.0
Other unsecured                            3,979.7          3,522.2
                                         ---------        ---------
Total                                    $19,812.6        $18,526.4
                                         =========        =========

The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:

-------------------------------------------------------------------
                                          June 30,     December 31,
In millions.                                  1997             1996
-------------------------------------------------------------------
First mortgage                           $   510.4        $   725.6
Home equity                               11,167.1          7,985.4
Visa/MasterCard                           17,452.4         18,737.4
Private label                              5,691.2          5,587.0
Other unsecured                            8,932.0          8,620.2
Commercial                                   857.0            937.8
                                         ---------        ---------
Total                                    $44,610.1        $42,593.4
                                         =========        =========

At June 30, 1997 and December 31, 1996, the amounts due and deferred from receivables sales of $1,848.9 and $1,561.0 million, respectively, included the unamortized securitization assets and funds established pursuant to the recourse provisions for certain sales totaling $1,216.4 and $1,033.1 million, respectively. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company of $623.6 and $512.6 million at June 30, 1997 and December 31, 1996, respectively. In addition, the company has subordinated interests in certain transactions, which were recorded as receivables, of $738.4 and $485.0 million at June 30, 1997 and December 31, 1996, respectively. The company has agreements with a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses relating to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $719.9 and $696.0 million at June 30, 1997 and December 31, 1996, respectively, and represent the company's best estimate of possible losses on receivables serviced with limited recourse.


5.   CREDIT LOSS RESERVES
-------------------------
An analysis of credit loss reserves for the three and six months ended June 30 was as follows:

---------------------------------------------------------------------------------------
                                        Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
In millions.                           1997           1996            1997         1996
---------------------------------------------------------------------------------------
Credit loss reserves for owned
 receivables at beginning
 of period                         $  943.9       $  758.1        $  900.2     $  720.4
Provision for credit losses           251.6          176.5           545.0        367.8
Chargeoffs                           (253.4)        (164.8)         (516.6)      (354.1)
Recoveries                             39.4           28.6            66.8         61.0
Portfolio acquisitions, net            69.5           59.9            55.6         63.2
                                   --------       --------        --------     --------
TOTAL CREDIT LOSS RESERVES FOR
 OWNED RECEIVABLES AT JUNE 30       1,051.0          858.3         1,051.0        858.3
                                   --------       --------        --------     --------

Credit loss reserves for
 receivables serviced with
 limited recourse at beginning
 of period                            753.3          532.7           696.0        457.0
Provision for credit losses           226.1          209.1           475.2        418.2
Chargeoffs                           (273.0)        (156.1)         (477.3)      (293.6)
Recoveries                             12.9            6.6            22.8         12.4
Other, net                               .6             .5             3.2         (1.2)
                                   --------       --------        --------     --------
TOTAL CREDIT LOSS RESERVES FOR
 RECEIVABLES SERVICED WITH
 LIMITED RECOURSE AT JUNE 30          719.9          592.8           719.9        592.8
                                   --------       --------        --------     --------
TOTAL CREDIT LOSS RESERVES FOR
 MANAGED RECEIVABLES AT JUNE 30    $1,770.9       $1,451.1        $1,770.9     $1,451.1
                                   ========       ========        ========     ========

6.   INCOME TAXES
-----------------
Effective tax rates for the six months ended June 30, 1997 and 1996 of 34.6 and 34.7 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) domestic and foreign loss carryforwards, (b) amortization and write-offs of intangible assets, (c) state and local income taxes, (d) reduction of noncurrent tax requirements and (e) leveraged lease tax benefits.

7.   NET INCOME PER COMMON SHARE
--------------------------------
Computations of net income per common share for the three and six months ended June 30 were as follows:

-----------------------------------------------------------------------------------
                                                                 Three Months Ended
                                                                           June 30,
                                                        1997                   1996
-----------------------------------------------------------------------------------
                                                       Fully                  Fully
In millions, except per share data.     Primary      Diluted     Primary    Diluted
-----------------------------------     -------      -------     -------    -------
Earnings:
  Net income                             $150.3       $150.3      $124.6     $124.6
  Preferred dividends                      (2.9)        (2.9)       (4.2)      (4.2)
                                         ------       ------      ------     ------
Net income available to common
  shareholders                           $147.4       $147.4      $120.4     $120.4
                                         ======       ======      ======     ======
Average shares:
  Common                                   98.0         98.0        97.1       97.1
  Common equivalents                        1.4          1.6         1.2        1.3
                                         ------       ------      ------     ------
Total                                      99.4         99.6        98.3       98.4
                                         ======       ======      ======     ======
Net income per common share              $ 1.48       $ 1.48      $ 1.22     $ 1.22
                                         ======       ======      ======     ======

-----------------------------------------------------------------------------------
                                                                   Six Months Ended
                                                                           June 30,
                                                        1997                   1996
-----------------------------------------------------------------------------------
                                                       Fully                  Fully
In millions, except per share data.     Primary      Diluted     Primary    Diluted
-----------------------------------     -------      -------     -------    -------
Earnings:
  Net income                             $281.8       $281.8      $235.1     $235.1
  Preferred dividends                      (6.1)        (6.1)       (8.3)      (8.3)
                                         ------       ------      ------     ------
Net income available to common
  shareholders                           $275.7       $275.7      $226.8     $226.8
                                         ======       ======      ======     ======
Average shares:
  Common                                   97.6         97.6        97.2       97.2
  Common equivalents                        1.4          1.6         1.2        1.3
                                         ------       ------      ------     ------
Total                                      99.0         99.2        98.4       98.5
                                         ======       ======      ======     ======
Net income per common share              $ 2.78       $ 2.78      $ 2.30     $ 2.30
                                         ======       ======      ======     ======

8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS
---------------------------------------------------------------------
In June 1996 Household Capital Trust II ("HCT II"), a wholly-owned subsidiary of the company, issued 4 million
8.70 percent Trust Preferred Securities ("preferred securities") at $25 per preferred security. The sole asset of HCT II is $103.1 million of 8.70 percent Junior
Subordinated Deferrable Interest Notes issued by the company. The junior subordinated notes held by HCT II mature on June 30, 2036 and are redeemable by the company in whole or in part beginning on June 30, 2001, at which time the HCT II preferred securities are callable at par value of $25 per preferred security plus accrued and unpaid dividends. Net proceeds from the issuance of preferred securities were used for general corporate purposes.

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

The obligations of the company with respect to the junior subordinated notes, when considered together with certain undertakings of the company with respect to HCT I and HCT
II, constitute full and unconditional guarantees by the company of HCT I's and HCT II's obligations under the respective preferred securities. The preferred securities are classified in the company's balance sheets as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interest in the trusts) at their face and redemption amount of $175 million at June 30, 1997 and December 31, 1996. The preferred securities have a liquidation value of $25 per preferred security. Dividends on the preferred securities are cumulative, payable quarterly in arrears, and are deferrable at the company's option for up to five years from date of issuance. The company cannot pay dividends on its preferred and common stocks during such deferments.


9.   INTEREST RATE CONTRACTS
----------------------------
At June 30, 1997 and December 31, 1996, all of the company's interest rate contracts qualified as hedges or synthetic alterations.

The nature and composition of the company's assets and liabilities and off-balance sheet items expose the company to interest rate risk. The company enters into a variety of interest rate contracts for managing its interest rate exposure. Interest rate swaps are the principal vehicle used to manage interest rate risk; however, interest rate futures, options, caps and floors, and forward contracts also are utilized. The company also has entered into currency swaps to convert both principal and interest payments on debt issued from one currency to the appropriate functional currency.

Interest rate swaps are designated, and effective, as synthetic alterations of specific assets or liabilities (or specific groups of assets or liabilities) and off-balance sheet items. The interest rate differential to be paid or received on these contracts is accrued and included in net interest margin in the statements of income. Interest rate futures, forwards, options, and caps and floors used in hedging the company's exposure to interest rate fluctuations are designated, and effective, as hedges of balance sheet items.

Correlation between all interest rate contracts and the underlying asset, liability or off-balance sheet item is direct because the company uses interest rate contracts which mirror the underlying item being hedged/synthetically altered. If correlation between the hedged/synthetically altered item and related interest rate contract would cease to exist, the interest rate contract would be recorded at fair value and the associated unrealized gain or loss would be included in net interest margin, with any future realized and unrealized gains or losses recorded in other income.

Interest rate contracts are recorded at amortized cost. If interest rate contracts are terminated early, the realized gains and losses are deferred and amortized over the life of the hedged/synthetically altered item as adjustments to net interest margin. These deferred gains and losses are recorded on the accompanying balance sheets as adjustments to the carrying value of the hedged items. In circumstances where the underlying assets or liabilities are sold, any remaining carrying value adjustments or cumulative change in value on any open positions are recognized immediately as a component of the gain or loss upon disposition. Any remaining interest rate contracts previously designated to the sold hedged/synthetically altered item are recorded at fair value with realized and unrealized gains and losses included in other income.

10.  RECENT ACCOUNTING DEVELOPMENTS
-----------------------------------
Effective January 1, 1997, the company adopted Statement of
Financial Accounting Standards No. 125, "Accounting for
Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities" ("FAS No. 125"). FAS No.
125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on an approach that focuses on control of the assets and extinguishment of the liabilities. The statement is effective for securitization transactions occurring subsequent to December 31, 1996. The adoption of FAS No. 125 did not have a material impact on the company's consolidated financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128,
"Earnings Per Share" ("FAS No. 128"), which establishes standards for computing and presenting earnings per share
("EPS"). FAS No. 128 replaces the presentation of primary
EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. FAS No. 128 also requires presentation of diluted EPS which is computed similarly to fully diluted EPS currently presented. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. On adoption, it will require the restatement of all prior period EPS data. The company will adopt FAS No.
128 in the fourth quarter of 1997. At such time, all prior period EPS data will be restated. The company believes the adoption of FAS No. 128 will not have a material impact on its EPS or EPS trends and comparisons.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OPERATIONS SUMMARY
------------------
Net income for the second quarter and first six months of 1997 was $150.3 and $281.8 million, up 21 and 20 percent from $124.6 and $235.1 million in the respective 1996 periods. Earnings per share was $1.48 in the second quarter and $2.78 for the first six months of 1997, up from $1.22 and $2.30 per share in the same periods in 1996. The company's annualized return on average common shareholders' equity for the second quarter and first six months of 1997 was 18.7 and 18.0 percent, respectively, up from 17.9 and
16.8 percent in the respective year-ago periods, even as the company continued to strengthen its capital ratio. The annualized return on average owned assets improved to 2.09 and 1.93 percent in the second quarter and first six months of 1997, respectively, up from 1.71 and 1.62 percent in the same year-ago periods.

- On June 23, 1997, Household International and a wholly-owned subsidiary of Household Finance Corporation acquired the capital stock of Transamerica Financial Services Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation ("TA"). The company paid $1.1 billion for the stock of TFS and repaid approximately $2.8 billion of TFS debt owed to affiliates of TA. The acquisition added approximately $3.2 billion of receivables, of which approximately $3.1 billion are home equity loans secured primarily by home mortgages. The acquisition of TFS strengthens the company's core consumer finance operations by expanding its branch network in many new and existing markets, adding new customer accounts, and increases the secured loan portion of the company's receivables portfolio.

  In connection with the acquisition, in June 1997, the company completed a public underwritten offering of 9.1 million shares of its common stock for approximately $1.0 billion. Net proceeds from the offering were used to repay certain short-term borrowings in connection with the acquisition.

  After goodwill amortization and the additional shares issued in connection with the financing of the acquisition, the company expects that the acquisition will be slightly accretive to earnings per share in 1997 and accretive in 1998.

- The following is a summary of the operating results of the company's key businesses for the second quarter and first six months of 1997 compared to the corresponding prior year periods:

  Net interest margin in the domestic consumer finance business continued to expand in the second quarter and first six months of 1997 due to improved pricing and a relative shift in the portfolio to unsecured loans, but was partially offset by higher credit losses primarily due to increased bankruptcies.

  The Visa/MasterCard* business experienced higher net interest margin and fee income, and improved efficiency, which more than offset higher credit losses resulting primarily from increased personal bankruptcy filings.
  The company has continued its program to improve the profitability of its credit card portfolios by refining pricing strategies, increasing fees and systematically eliminating unprofitable accounts. Results for this business continued to benefit from the company's co-branding strategy, in particular the association with the General Motors credit card ("GM Card") program and the Union Privilege Visa/MasterCard portfolio acquired in June
  1996.

  The private-label credit card business reported higher credit losses from increased personal bankruptcy filings in the second quarter and first six months of 1997, which were partially offset by higher net interest margin.


* VISA and MasterCard are registered trademarks of VISA
  USA, Inc. and MasterCard International, Incorporated, respectively.

  The United Kingdom operation experienced improved efficiency, as well as higher net interest margin, interchange income and insurance premiums, due to receivables growth. During the quarter, United Kingdom credit card accounts grew 12 percent and credit card receivables grew to over $700 million.

- The company's normalized managed basis efficiency ratio improved to 36.3 and 37.3 percent for the second quarter and first six months of 1997, respectively, compared to
  43.4 and 42.4 percent in 1996. The improvement in the managed ratio in 1997 resulted from a 15 and 16 percent growth in normalized managed net revenues over the second quarter and first six months of 1996, respectively, compared to a 4 percent decrease and a 2 percent increase, respectively, in normalized operating expenses.

- The company continues to maintain a strong credit loss reserve position due to uncertainty over consumer payment patterns and seasoning of unsecured loan products. The company increased its credit loss reserves during the first six months of 1997 by providing reserves in excess of net chargeoffs for owned receivables of $95 million.


BALANCE SHEET REVIEW
--------------------
- Managed consumer receivables (owned and serviced with limited recourse) were $43.8 billion at June 30, 1997, up from $40.7 billion at March 31, 1997 and $39.3 billion at June 30, 1996 reflecting the impact of the TFS acquisition. Core products, which exclude first mortgages and commercial receivables, increased 15 percent from a year ago. Excluding the $3.2 billion in home equity and other unsecured consumer loans in the TFS acquisition, core consumer receivables grew 7 percent from a year ago. Private label and other unsecured product lines each grew approximately 20 percent over prior year levels. Home equity loan production in the retail branch network was up 9 percent year over year and the wholesale portfolio was down 24 percent, as this portfolio continues to run off following the decision to de-emphasize this product. Visa/MasterCard receivables were flat with the level of a year ago. With the integration of the Union Privilege portfolio completed, the company initiated mailings for this portfolio in late April and early July.

- Compared to the first quarter, core receivables were flat, excluding the acquisition of TFS. The retail branch network had solid growth in the quarter while the Visa/MasterCard portfolio was down slightly due to the company's account profitability programs and deferred mailings, as well as somewhat higher than normal account paydowns.

- Owned consumer receivables were $23.9 billion at June
  30, 1997, compared to $21.5 billion at March 31, 1997 and $22.5 billion at June 30, 1996. The increase from the prior periods was primarily due to the acquisition of TFS. Changes in owned receivables from period to period may vary depending on the timing and significance of securitization transactions.

- The company's managed credit loss reserves were $1,770.9 million at June 30, 1997, up from $1,697.2 million at March 31, 1997 and $1,451.1 million at June 30, 1996. Credit loss reserves as a percent of managed receivables were 3.97 percent, compared to 4.08 percent at March 31, 1997 and 3.59 percent at June 30, 1996. Reserves as a percent of nonperforming managed receivables were 118.5 percent, compared to 118.6 percent at March 31, 1997 and
  133.4 percent at June 30, 1996. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 4.32 percent, compared to 4.45 percent at March 31, 1997 and 3.49 percent at June 30, 1996. The annualized total consumer managed chargeoff ratio in the second quarter of 1997 was 4.58 percent, compared to 4.15 percent in the prior quarter and 3.33 percent in the year-ago quarter.

- The ratio of total shareholders' equity (including trust originated securities) to total owned assets was 14.32 percent, compared to 11.22 percent at December 31, 1996. The ratio of total shareholders' equity to managed assets was 8.76 percent, compared to 6.90 percent at December 31, 1996. The increase in the ratios from the year-end 1996 levels was primarily due to the issuance of 9.1 million shares of common stock in June 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The major use of cash by the company's subsidiaries is the origination or purchase of receivables or investment securities. The main sources of cash are the collection and sales of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt and deposits; and cash provided by operations.

The following describes major changes in the company's funding base from December 31, 1996 to June 30, 1997:

- On January 23, 1997, the company redeemed, at par, all outstanding shares of its 9.50% Preferred Stock, Series
  1991-A, for $10 per depositary share plus accrued and unpaid dividends.

- The funding requirements of the company increased by $1.4 billion due to the acquisition of TFS, partially offset by lower receivable levels in the company's existing businesses.

- In June 1997, to enhance liquidity, the company entered into a $1.0 billion back-up line for its commercial paper program and established a $1.0 billion asset-backed conduit. Products that may be sold into this conduit include credit card receivables and unsecured consumer loans.

- In June 1997, the company completed a public underwritten offering of 9.1 million shares of common stock at $110.50 per share. Net proceeds from the offering of approximately $1.0 billion were used to repay certain short-term borrowings in connection with the acquisition of the capital stock of TFS.

- The company had securitized home equity, Visa/MasterCard, private label and other unsecured receivables outstanding of $19.8 and $18.5 billion at June 30, 1997 and December 31, 1996, respectively. During the three months and six months ended June 30, 1997, the company securitized, excluding replenishments of certificate holder interests, $1.1 and $3.1 billion, respectively, of Visa/MasterCard and other unsecured receivables.

The composition of these securitizations by type is as follows (in billions):

-----------------------------------------------------------
                    Three months ended     Six months ended
                              June 30,             June 30,
                                  1997                 1997
-----------------------------------------------------------
Visa/MasterCard                $   1.1              $   2.3
Other unsecured                    -                     .8
                               -------              -------
Total                          $   1.1              $   3.1
                               =======              =======

The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, which the company plans to continue to utilize in the future.

PRO FORMA MANAGED STATEMENTS OF INCOME
--------------------------------------
Securitizations of consumer receivables have been, and will continue to be, an important source of liquidity for the company. The company continues to service the securitized receivables after such receivables have been sold and retains a limited recourse obligation. Securitizations impact the classification of revenues and expenses in the statements of income. Amounts related to receivables serviced, including net interest margin, fee and other income, and provision for credit losses on receivables serviced with limited recourse are reported as a net amount in securitization income in the company's statements of income.

Management monitors the company's operations on a managed basis as well as on the historical owned basis reflected in its statements of income. The managed basis assumes that the receivables securitized are held in the portfolio. Pro forma statements of income on a managed basis for the second quarter and six months ended June 30, 1997 and 1996 are presented below. For purposes of this analysis, the results do not reflect the differences between the company's accounting policies for owned receivables and receivables serviced with limited recourse. Accordingly, net income on a pro forma managed basis equals net income on an owned basis.

Pro Forma Managed Statements of Income

--------------------------------------------------------------------------------------------------------------------
                                            Three Months Ended                               Six Months Ended
All dollar amounts are                                June 30,                                       June 30,
stated in millions.                1997      *            1996      *            1997      *             1996    *
--------------------------------------------------------------------------------------------------------------------
Finance income                $ 1,428.9    13.67%    $ 1,258.5    13.19%    $ 2,843.6    13.59%     $ 2,469.5  13.20%
Interest income from
  noninsurance investment
  securities                       15.7     5.76          39.0     5.43          24.0     5.76           59.3   5.67
Interest expense                  659.7     6.14         616.2     6.00       1,297.8     6.06        1,191.9   6.03
                              ---------    -----     ---------    -----     ---------    -----      ---------  -----
Net interest margin               784.9     7.41<F1>     681.3     7.04<F1>   1,569.8     7.38<F1>    1,336.9   6.98<F1>
Provision for credit losses       477.7                  385.6                1,020.2                   786.0
                              ---------              ---------              ---------               ---------
Net interest margin after
  provision for credit losses     307.2                  295.7                  549.6                   550.9
                              ---------              ---------              ---------               ---------
Insurance revenues                 68.5                   58.4                  133.9                   122.3
Investment income                  28.9                   36.3                   62.1                    93.2
Fee income                        246.7                  218.2                  513.8                   447.4
Other income                       28.6                  138.6                   97.7                   163.9
                              ---------              ---------              ---------               ---------
Total other revenues              372.7                  451.5                  807.5                   826.8
                              ---------              ---------              ---------               ---------
Salaries and fringe
  benefits                        156.2                  135.0                  303.8                   271.7
Occupancy and equipment
  expense                          50.1                   62.9                  104.0                   115.3
Other marketing expenses          110.5                  141.8                  229.2                   242.2
Other servicing and
  administrative expenses          84.6                  156.4                  194.0                   262.2
Policyholders' benefits            48.3                   53.2                   95.3                   126.4
                              ---------              ---------              ---------               ---------
Total costs and expenses          449.7                  549.3                  926.3                 1,017.8
                              ---------              ---------              ---------               ---------
Income before taxes               230.2                  197.9                  430.8                   359.9
Income taxes                       79.9                   73.3                  149.0                   124.8
                              ---------              ---------              ---------               ---------
Net income                    $   150.3              $   124.6              $   281.8               $   235.1
                              =========              =========              =========               =========
Average managed
  receivables                 $41,862.3              $38,177.1              $42,008.4               $37,420.9
Average noninsurance
  investments                   1,090.4                2,874.3                  833.6                 2,090.8
                              ---------              ---------              ---------               ---------
Average managed interest-
  earning assets              $42,952.7              $41,051.4              $42,842.0               $39,511.7
                              =========              =========              =========               =========

* As a percent, annualized, of appropriate earning assets.

<F1>  Managed net interest margin as a percent of average managed interest-
earning assets for the second quarter and six months of 1997 and 1996 excludes temporary investments that were used for pre-funding acquisitions in both quarters and, in 1996, for the sale of the company's remaining consumer banking operations. Including the impact of these temporary investments, managed net interest margin was 7.31 and 6.64 percent for the second quarter of 1997 and 1996, respectively, and 7.33 and 6.77 percent for the six months ended June 30, 1997 and 1996, respectively.

Unless noted, the following discussion on revenues and provision for credit losses includes comparisons to amounts reported on the company's historical statements of income
("Owned Basis") as well as on the above pro forma statements of income ("Managed Basis").

Net interest margin
-------------------
Net interest margin on an Owned Basis was $383.8 and $778.6 million for the second quarter and first six months of 1997, up from $356.6 and $703.0 million in the prior year periods. The increase was primarily due to growth in average owned Visa/MasterCard and private label receivables.

Net interest margin on a Managed Basis was $784.9 and $1,569.8 million for the second quarter and first six months of 1997, up 15 and 17 percent, respectively, compared to $681.3 and $1,336.9 million in the same year-ago periods, primarily due to managed receivable growth and higher spreads. The net interest margin percentages on a Managed Basis in the second quarter of 1997 and 1996 were adversely affected by temporary investments that were used to pre-fund acquisitions in both years, as well as the disposition of retail banking deposits in 1996. Excluding the impact of these temporary investments, net interest margin as a percent of average managed interest-earning assets, annualized, was 7.41 and 7.04 percent in the second quarter of 1997 and 1996, respectively. Including the impact of these temporary investments, net interest margin as a percent of average managed interest-earning assets, annualized, was 7.31 percent compared to 6.64 percent in the year-ago quarter. The improvement over the year-ago quarter was primarily due to the continuing change in product mix to higher-yielding unsecured products and improved pricing.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an Owned
Basis for the second quarter and first six months of 1997 totaled $251.6 and $545.0 million, up 43 and 48 percent from $176.5 and $367.8 million in the comparable prior year periods. The provision as a percent of average owned receivables, annualized, was 4.42 percent in the second quarter of 1997 compared to 3.16 percent in the second quarter of 1996. In view of uncertainty regarding consumer payment patterns, the continued high levels of personal bankruptcies and seasoning of unsecured loan products, the company continued to increase its credit loss reserves in excess of current period chargeoffs. Provision in excess of chargeoffs related to owned receivables was $38 and $40 million for the three months ended June 30, 1997 and 1996, respectively, and $95 and $75 million for the six months ended June 30, 1997 and 1996, respectively. The provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

The provision for credit losses for receivables on a Managed Basis totaled $477.7 and $1,020.2 million in the second quarter and first six months of 1997, up 24 percent from $385.6 million and 30 percent from $786.0 million in the comparable periods of 1996. As a percent of average managed receivables, annualized, the provision increased to
4.56 percent from 4.04 percent in the second quarter of 1996. As noted above, the company increased credit loss reserves during the quarter due to seasoning of unsecured loan products and uncertainty over consumer payment patterns. In addition, the Managed Basis provision includes the over-the-life reserve requirement on securitized receivables. These provisions are impacted by the type and amount of receivables securitized in a given period and substantially offset the income recorded on the securitization transactions. In the second quarter of 1997, the company securitized approximately $1.1 billion of Visa/MasterCard receivables, compared to approximately $2.0 billion of Visa/MasterCard and home equity receivables a year ago. For the first six months of 1997, the company securitized approximately $3.1 billion of other unsecured and Visa/MasterCard receivables compared to approximately
$3.4 billion of home equity, other unsecured and Visa/MasterCard receivables in 1996. See the credit quality section for further discussion of factors affecting the provision for credit losses.

Other revenues
--------------
Securitization income on an Owned Basis was $344.3 and $675.0 million for the second quarter and first six months of 1997, up from $280.5 and $559.9 million in the year-ago periods. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The 23 percent increase in securitization income on an Owned Basis compared to the second quarter of 1996 was primarily due to the increase in average securitized receivables. Securitization income for the first six months of 1997 increased 21 percent compared to a year ago also due to the increase in average securitized receivables. The components of securitization income are reclassified to the appropriate lines in the statements of income on a Managed
Basis.

Fee income on an Owned Basis includes revenues from fee-based products such as credit cards and, in 1996, fees related to consumer banking deposits. Fee income was $77.4 and $154.8 million in the second quarter and first six months of 1997, up from $53.3 and $103.2 million in the comparable periods of the prior year, primarily due to higher late fees and interchange income as a result of the increase in the amount of average owned credit card receivables compared to the prior year.

Fee income on a Managed Basis, which in addition to the items discussed above includes fees and other income related to receivables serviced with limited recourse, increased to $246.7 and $513.8 million in the second quarter and first six months of 1997 from $218.2 and $447.4 million in the same periods in 1996. The increase was primarily attributable to higher late fees and interchange income from the company's credit card businesses.

Other income decreased from $138.6 and $163.9 million in the second quarter and first six months of 1996 to $28.6 and $97.7 million in the same periods in 1997 as the 1996 amount included a $116.3 million premium received on the sale of the company's banking operations in Illinois in June 1996. Additionally, other income for the first six months of 1997 includes nonrecurring gains of $50 million related to the sale of certain non-strategic assets during the first quarter.

Expenses
--------
Operating expenses for the second quarter and first six months of 1997 were $401.4 and $831.0 million, respectively, compared to $496.1 and $891.4 million, respectively, in the comparable prior year periods. The prior year amounts include $78 million in nonrecurring charges, as discussed below.

Salaries and fringe benefits were $156.2 and $303.8 million compared to $135.0 and $271.7 million in the second quarter and first six months of 1996. The higher expense was primarily due to an increase in sales force in the domestic consumer finance business, as well as the addition of collectors in all the company's businesses, as compared to the prior year.

Occupancy and equipment expense for the second quarter and first six months of 1997 totaled $50.1 and $104.0 million, as compared to $62.9 and $115.3 million in the prior year periods. In the second quarter of 1996, the company recorded nonrecurring costs of approximately $14 million related to the rationalization of office space.

Other marketing expenses for the second quarter and first six months of 1997 totaled $110.5 and $229.2 million, down from $141.8 and $242.2 million in the comparable prior year periods. The decrease in marketing spending for the domestic credit card programs reflects the deferral of major mailings as the company worked on marketing plans with the individual AFL/CIO unions in the Union
Privilege program.

Other servicing and administrative expenses for the second quarter and first six months of 1997 totaled $84.6 and $194.0 million, down from $156.4 and $262.2 million in the comparable periods. Although the 1996 amounts include $64 million of nonrecurring charges, expenses in 1997 were still down from the prior year after excluding these charges. The decrease was due to lower systems costs in the credit card business and lower real estate owned expenses.


CREDIT LOSS RESERVES
--------------------
The company's consumer credit management policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. See Note 4, "Receivables" in the accompanying financial statements for receivables by product type.

Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

-------------------------------------------------------------------------------------
                                   June 30,     March 31,    December 31,    June 30,
                                       1997          1997            1996        1996
-------------------------------------------------------------------------------------
Owned                              $1,051.0      $  943.9        $  900.2    $  858.3
Serviced with limited recourse        719.9         753.3           696.0       592.8
                                   --------      --------        --------    --------
Total                              $1,770.9      $1,697.2        $1,596.2    $1,451.1
                                   ========      ========        ========    ========

Credit loss reserves have increased due to seasoning of unsecured products and increased personal bankruptcies.
Managed credit loss reserves as a percent of nonperforming managed receivables were 118.5 percent, compared to 118.6 percent at March 31, 1997 and 133.4 percent at June 30,
1996.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

---------------------------------------------------------------------------
                          June 30,    March 31,    December 31,    June 30,
                              1997         1997            1996        1996
---------------------------------------------------------------------------
Owned                         4.24%        4.21%           3.74%       3.64%
Managed                       3.97         4.08            3.75        3.59
                              ----         ----            ----        ----

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


CREDIT QUALITY
--------------
Delinquency levels in the consumer portfolio were lower than the prior quarter but increased compared to a year ago. Chargeoffs increased compared to both the previous and year-ago periods. The acquisition of TFS in June 1997 benefited the second quarter delinquency ratio but had no impact on the quarter's chargeoff ratio.

Delinquency and chargeoff levels are monitored on a managed basis since all of the receivables are originated using comparable underwriting standards, are managed by operating personnel without regard to portfolio ownership and result in a similar credit loss exposure.

Delinquency
-----------
Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

--------------------------------------------------------------------
                    6/30/97   3/31/97   12/31/96   9/30/96   6/30/96
--------------------------------------------------------------------
First mortgage        10.27%     8.19%      9.49%     3.82%     3.64%
Home equity            3.18      3.85       3.96      3.55      3.35
Visa/MasterCard        3.10      3.13       2.71      2.54      2.05
Private label          5.89      5.52       5.50      5.43      5.04
Other unsecured        6.77      6.68       6.13      5.79      5.95
                      -----      ----       ----      ----      ----
Total                  4.32%     4.45%      4.15%     3.83%     3.49%
                      =====      ====       ====      ====      ====

Delinquency as a percent of managed consumer receivables declined from the prior quarter but increased compared to a year ago. Excluding the impact of the acquisition of TFS, the home equity delinquency ratio was 3.81 percent, and the total delinquency ratio was 4.53 percent for the second quarter of 1997. The increase in the private label and other unsecured delinquency ratios from the first quarter was primarily due to the seasoning of these portfolios. The first mortgage delinquency ratio increased, despite lower dollars of delinquency from the first quarter, as this portfolio continues to liquidate.

The increase in the delinquency ratio compared to a year ago was primarily due to seasoning of the portfolios, the company's continued shift in portfolio mix away from traditional first mortgages and toward unsecured products, and a slower consumer payment pattern.


Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

-------------------------------------------------------------------
                     Second     First    Fourth     Third    Second
                    Quarter   Quarter   Quarter   Quarter   Quarter
                       1997      1997      1996      1996      1996
-------------------------------------------------------------------
First mortgage          .87%      .94%      .30%      .50%      .46%
Home equity            1.17      1.38      1.18       .98       .89
Visa/MasterCard        5.84      4.90      4.66      4.71      4.86
Private label          4.63      4.85      3.70      3.54      3.82
Other unsecured        5.41      4.97      4.18      4.35      3.58
                       ----      ----      ----      ----      ----
Total                  4.58%     4.15%     3.59%     3.52%     3.33%
                       ====      ====      ====      ====      ====

Net chargeoffs as a percent of average managed consumer receivables for the second quarter of 1997 increased compared to both the prior and year-ago periods.
Approximately 75 percent of the 43 basis point increase in the total chargeoff ratio from the first quarter of 1997 was due to higher personal bankruptcies in the domestic
Visa/MasterCard portfolio. For the Visa/MasterCard product, higher bankruptcy chargeoffs accounted for 85 percent of the increase in the second quarter's ratio. The remaining increase in the total chargeoff ratio was primarily attributable to the continued seasoning of the other unsecured portfolio.

The increase in the chargeoff ratio compared to a year ago was primarily due to increased bankruptcy filings in the Visa/MasterCard portfolio and continued seasoning of the private label and other unsecured portfolios. The increase in net chargeoffs is consistent with the company's outlook given overall industry conditions.

Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

--------------------------------------------------------------------------------------
In millions.                       6/30/97   3/31/97   12/31/96    9/30/96     6/30/96
--------------------------------------------------------------------------------------
Nonaccrual managed
  receivables                     $  865.0  $  820.1   $  778.5   $  741.1    $  713.9
Accruing managed consumer
  receivables 90 or more days
  delinquent                         616.3     598.5      549.0      446.1       353.6
Renegotiated commercial
  loans                               12.9      12.9       12.9       19.9        19.9
                                  --------  --------   --------   --------    --------
Total nonperforming managed
  receivables                      1,494.2   1,431.5    1,340.4    1,207.1     1,087.4
Real estate owned                    149.4     152.6      136.6      137.6       131.9
                                  --------  --------   --------   --------    --------
Total nonperforming assets        $1,643.6  $1,584.1   $1,477.0   $1,344.7    $1,219.3
                                  ========  ========   ========   ========    ========
Managed credit loss reserves as
  a percent of nonperforming
  managed receivables                118.5%    118.6%     119.1%     126.6%      133.4%
                                  --------  --------   --------   --------    --------

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Household
International was held on Wednesday, May 14, 1997, for the purpose of (1) electing directors; (2) approving an increase in the authorized shares of Household Common Stock from 150 to 250 million shares; and (3) ratifying the appointment of Arthur Andersen LLP as the independent auditors for Household. The voting results were as follows:

Each of the following persons received the number of votes set out after his or her name and were elected directors to hold office for the ensuing year and until their successors shall be elected and shall qualify:

                                     FOR         WITHHELD
                              ----------        ---------
W. F. Aldinger                83,420,909        6,507,726
R. J. Darnall                 83,465,327        6,463,307
G. G. Dillon                  83,458,848        6,469,786
J. A. Edwardson               83,450,196        6,478,439
M. J. Evans                   83,455,473        6,473,162
D. Fishburn                   83,465,880        6,462,755
C. F. Freidheim, Jr.          83,454,187        6,474,448
L. E. Levy                    83,467,344        6,461,290
G. A. Lorch                   83,461,906        6,466,729
J. D. Nichols                 83,462,715        6,465,919
J. B. Pitblado                83,469,005        6,459,630
S. J. Stewart                 83,463,215        6,465,420
L. W. Sullivan, M.D.          83,452,220        6,476,415

Proposal to increase the authorized shares of Household
Common Stock from 150 million to 250 million:

       FOR        AGAINST        ABSTAIN         BROKER NON-VOTE
----------      ---------        -------         ---------------
83,080,594      6,513,489        334,549         2

Ratification of the appointment of Arthur Andersen LLP as the Corporation's auditors for the year 1997:

       FOR      AGAINST          ABSTAIN         BROKER NON-VOTE
----------      -------          -------         ---------------
89,635,796      123,161          169,676         1


Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       12      Statement of Computation of Ratio of
               Earnings to Fixed Charges and to Combined
               Fixed Charges and Preferred Stock Dividends.

       21      List of Household International subsidiaries.

       27      Financial Data Schedule.

       99.1    Debt and Preferred Stock Securities Ratings.

  (b)  Reports on Form 8-K

       During the second quarter of 1997, the
       Registrant filed a Current Report on Form 8-K dated
       May 23, 1997 announcing the intent to purchase
       Transamerica's Consumer Finance Business, a
       Current Report on Form 8-K dated June 20, 1997 announcing the offering of 9.1 million shares of common stock at a price of $110.50 per share and a Current Report on Form 8-K dated June 23, 1997 announcing the completion of the acquisition of Transamerica's Consumer Finance Business.

                         SIGNATURE
                         ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOUSEHOLD INTERNATIONAL, INC.
                              -----------------------------
                              (Registrant)



Date:  August 13, 1997        By:  /s/ David A. Schoenholz
     ----------------         ----------------------------
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