Form 10-Q
period 1997-09-30
HOUSEHOLD INTERNATIONAL INC
filed 1997-11-13
CIK 354964

                             FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

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
                                                      --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 7, 1997, there were 107,008,611 shares of registrant's common stock outstanding.

          HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES



                         Table of Contents


PART I.   Financial Information                                 Page
                                                                ----
  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited) - Three Months and Nine Months
          Ended September 30, 1997 and 1996                        2

          Condensed Consolidated Balance Sheets -
          September 30, 1997 (Unaudited) and December 31, 1996     3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended
          September 30, 1997 and 1996                              4

          Financial Highlights                                     5

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)                                   6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations           12



PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                        22

  Signature                                                       23

PART 1.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

All amounts, except per share data, are stated in millions.

---------------------------------------------------------------------------------------------------
                                                  Three months ended              Nine months ended
                                                       September 30,                  September 30,
                                                1997            1996             1997          1996
---------------------------------------------------------------------------------------------------
Finance income                                $790.0          $755.6         $2,271.5      $2,136.4
Interest income from noninsurance
 investment securities                           6.2            12.1             30.2          71.4
Interest expense                               389.2           384.7          1,116.1       1,121.8
                                              ------          ------         --------      --------
Net interest margin                            407.0           383.0          1,185.6       1,086.0
Provision for credit losses on owned
 receivables                                   257.8           169.5            802.8         537.3
                                              ------          ------         --------      --------
Net interest margin after provision for
  credit losses                                149.2           213.5            382.8         548.7
                                              ------          ------         --------      --------
Securitization income                          366.5           282.0          1,041.5         841.9
Insurance revenues                              69.6            63.6            203.5         185.9
Investment income                               32.9            34.8             95.0         128.0
Fee income                                     108.7            62.1            263.5         165.3
Other income                                    48.8            31.5            146.5         195.4
                                              ------          ------         --------      --------
Total other revenues                           626.5           474.0          1,750.0       1,516.5
                                              ------          ------         --------      --------
Salaries and fringe benefits                   168.7           138.1            472.5         409.8
Occupancy and equipment expense                 52.5            48.3            156.5         163.6
Other marketing expenses                       128.9           132.3            358.1         374.5
Other servicing and administrative expenses     92.6            98.0            286.6         360.2
Policyholders' benefits                         47.6            57.2            142.9         183.6
                                              ------          ------         --------      --------
Total costs and expenses                       490.3           473.9          1,416.6       1,491.7
                                              ------          ------         --------      --------
Income before income taxes                     285.4           213.6            716.2         573.5
Income taxes                                    98.2            73.7            247.2         198.5
                                              ------          ------         --------      --------
Net income                                    $187.2          $139.9         $  469.0      $  375.0
                                              ======          ======         ========      ========

Earnings per common share:
 Net income                                   $187.2          $139.9         $  469.0      $  375.0
 Preferred dividends                            (2.9)           (4.2)            (9.0)        (12.5)
                                              ------          ------         --------      --------
 Net income available to common
  shareholders                                $184.3          $135.7         $  460.0      $  362.5
                                              ======          ======         ========      ========
 Average common and common equivalent
  shares                                       108.4            98.2            102.3          98.4
                                              ------          ------         --------      --------
 Net income per common share                  $ 1.70          $ 1.38         $   4.50      $   3.68
                                              ------          ------         --------      --------
Dividends declared per common share              .42             .39             1.20          1.07
                                              ------          ------         --------      --------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

In millions, except share data.

---------------------------------------------------------------------------------
                                                   September 30,     December 31,
                                                            1997             1996
---------------------------------------------------------------------------------
ASSETS                                                (Unaudited)
------
Cash                                                   $   345.1        $   239.2
Investment securities                                    2,261.5          2,282.0
Receivables, net                                        24,467.0         24,244.8
Acquired intangibles and goodwill, net                   1,593.1            969.4
Properties and equipment, net                              321.6            353.1
Real estate owned                                          150.5            136.6
Other assets                                             1,512.0          1,369.4
                                                       ---------        ---------
Total assets                                           $30,650.8        $29,594.5
                                                       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Debt:
  Deposits                                             $ 1,951.2        $ 2,365.1
  Commercial paper, bank and other borrowings            6,082.3          6,428.1
  Senior and senior subordinated debt (with
     original maturities over one year)                 15,168.0         14,802.0
                                                       ---------        ---------
Total debt                                              23,201.5         23,595.2
Insurance policy and claim reserves                      1,250.4          1,205.3
Other liabilities                                        1,557.8          1,472.8
                                                       ---------        ---------
Total liabilities                                       26,009.7         26,273.3
                                                       ---------        ---------
Company obligated mandatorily redeemable
  preferred securities of subsidiary trusts*               175.0            175.0
                                                       ---------        ---------
Preferred stock                                            150.0            205.0
                                                       ---------        ---------
Common shareholders' equity:
  Common stock, $1.00 par value, 250,000,000
    shares authorized, 124,331,175 and
    115,231,175 shares issued at September 30,
    1997 and December 31, 1996, respectively               124.3            115.2
  Additional paid-in capital                             1,398.0            397.3
  Retained earnings                                      3,412.4          3,076.8
  Foreign currency translation adjustments                (127.1)          (126.7)
  Unrealized loss on investments, net                       (3.4)           (12.9)
  Less common stock in treasury, 17,431,526 and
     18,165,921 shares at September 30, 1997 and
     December 31, 1996, respectively, at cost             (488.1)          (508.5)
                                                       ---------        ---------
Total common shareholders' equity                        4,316.1          2,941.2
                                                       ---------        ---------
Total liabilities and shareholders' equity             $30,650.8        $29,594.5
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

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

In millions.

-------------------------------------------------------------------------------------
Nine months ended September 30                                   1997            1996
-------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                                 $    469.0      $    375.0
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned receivables              802.8           537.3
  Insurance policy and claim reserves                            70.4            57.0
  Depreciation and amortization                                 189.7           178.4
  Net realized gains from sales of assets                       (84.6)         (119.0)
  Other, net                                                    (55.7)          203.9
                                                           ----------      ----------
Cash provided by operations                                   1,391.6         1,232.6
                                                           ----------      ----------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                                  (1,019.5)       (1,880.9)
  Matured                                                       246.0           684.7
  Sold                                                          810.7         2,262.9
Short-term investment securities, net change                      1.1           252.2
Receivables:
  Originations, net                                         (19,229.8)      (20,017.8)
  Purchased                                                    (632.9)       (4,250.4)
  Sold                                                       21,861.4        20,776.8
Purchase capital stock of Transamerica Financial
  Services Holding Company                                   (1,065.0)            -
Disposition of consumer banking operations:
  Assets sold, net                                                -             472.3
  Deposits and other liabilities sold                             -          (2,809.8)
Acquisition of portfolios, net                                    -            (620.1)
Properties and equipment purchased                              (47.4)          (58.1)
Properties and equipment sold                                     7.3            11.4
                                                           ----------      ----------
Cash increase (decrease) from investments in operations         931.9        (5,176.8)
                                                           ----------      ----------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change                (412.1)          (43.4)
Time certificates, net change                                  (258.8)          299.1
Senior and senior subordinated debt issued                    4,461.8         6,759.0
Senior and senior subordinated debt retired                  (4,060.2)       (2,706.0)
Repayment of Transamerica Financial Services
  Holding Company debt                                       (2,795.0)            -
Policyholders' benefits paid                                    (95.2)         (484.0)
Cash received from policyholders                                 93.3           192.4
Shareholders' dividends                                        (133.4)         (116.4)
Purchase of treasury stock                                        -             (48.9)
Redemption of preferred stock                                   (55.0)            -
Issuance of common stock                                      1,016.5            11.4
Issuance of company obligated mandatorily
  redeemable preferred securities of subsidiary trusts            -             100.0
                                                           ----------      ----------
Cash increase (decrease) from financing and capital
  transactions                                               (2,238.1)        3,963.2
                                                           ----------      ----------
Effect of exchange rate changes on cash                          20.5              .2
                                                           ----------      ----------
Increase in cash                                                105.9            19.2
Cash at January 1                                               239.2           270.4
                                                           ----------      ----------
Cash at September 30                                       $    345.1      $    289.6
                                                           ==========      ==========
Supplemental cash flow information:
Interest paid                                              $  1,081.4      $  1,116.8
                                                           ----------      ----------
Income taxes paid                                               163.2           220.4
                                                           ----------      ----------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

All dollar amounts are stated in millions.

--------------------------------------------------------------------------------------------
                                            Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
                                            1997          1996            1997          1996
--------------------------------------------------------------------------------------------
Net income                              $  187.2      $  139.9        $  469.0      $  375.0
                                        --------      --------        --------      --------
Revenues                                 1,422.7       1,241.7         4,051.7       3,724.3
                                        --------      --------        --------      --------
Return on average common
  shareholders' equity <F1>                 17.4%         19.8%           17.7%         17.8%
                                        --------      --------        --------      --------
Return on average owned assets <F1>         2.37          1.87            2.09          1.71
                                        --------      --------        --------      --------
Managed basis efficiency
  ratio, normalized <F2>                    35.1          39.9            36.5          41.5
                                        --------      --------        --------      --------

All dollar amounts are stated in millions.

----------------------------------------------------------------------------
                                        September 30,           December 31,
                                                 1997                   1996
----------------------------------------------------------------------------
Total assets:
  Owned                                     $30,650.8              $29,594.5
  Managed                                    50,289.2               48,120.9
                                            ---------              ---------
Receivables:
  Owned                                     $24,445.0              $24,067.0
  Serviced with limited recourse             19,638.4               18,526.4
                                            ---------              ---------
  Managed                                   $44,083.4              $42,593.4
                                            =========              =========
Total shareholders' equity as a percent
  of owned assets <F3>                          15.14%                 11.22%
                                           ----------              ---------
Total shareholders' equity as a percent
  of managed assets <F3>                         9.23                   6.90
                                           ----------              ---------

<F1>  Annualized.

<F2>  Ratio of normalized operating expenses to managed net interest margin and other revenues less policyholders' benefits.

<F3>  Total shareholders' equity at September 30, 1997 and December 31,
      1996 includes common shareholders' equity, preferred stock and company obligated mandatorily redeemable preferred securities of subsidiary trusts.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
--------------------------
The accompanying unaudited condensed consolidated financial statements of Household International, Inc. and its subsidiaries (the "company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period's presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.

2.   ACQUISITIONS AND STOCK OFFERING
------------------------------------
On June 23, 1997, Household International and a wholly-owned subsidiary of Household Finance Corporation (a wholly-owned subsidiary of Household International) acquired the capital stock of Transamerica Financial Services Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation ("TA"). The company paid $1.1 billion for the stock of TFS and repaid approximately $2.8 billion of TFS debt owed to affiliates of TA. The acquisition added approximately $3.2 billion of receivables, of which approximately $3.1 billion were home equity loans secured primarily by home mortgages. The acquisition of TFS was accounted for as a purchase, and accordingly, TFS' operations have been included in the company's results of operations from June 24, 1997. The acquisition of TFS was not material to the company's consolidated financial statements.

In June 1997, the company completed a public underwritten offering of 9.1 million shares of its common stock for approximately $1.0 billion. Net proceeds from the offering were used to repay certain short-term borrowings in connection with the acquisition of TFS.

On October 21, 1997, Household International and a wholly-owned subsidiary acquired the capital stock of ACC Consumer Finance Corporation ("ACC"), a non-prime auto finance company. The acquisition of ACC will be accounted for as a purchase and will not be material to the company's consolidated financial statements.

3.   INVESTMENT SECURITIES
--------------------------
Investment securities consisted of the following:

-----------------------------------------------------------------------------------------
In millions.                             September 30, 1997             December 31, 1996
-----------------------------------------------------------------------------------------
                                   Amortized           Fair      Amortized           Fair
                                        Cost          Value           Cost          Value
-----------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities        $  129.0       $  131.4       $  212.7       $  213.1
Corporate debt securities            1,251.5        1,257.7        1,081.4        1,070.5
U.S. government and federal
  agency debt securities               231.5          217.9          287.0          277.7
Other                                  623.8          623.8          690.5          690.5
                                    --------       --------       --------       --------
Subtotal                             2,235.8        2,230.8        2,271.6        2,251.8
Accrued investment income               30.7           30.7           30.2           30.2
                                    --------       --------       --------       --------
Total investment securities         $2,266.5       $2,261.5       $2,301.8       $2,282.0
                                    ========       ========       ========       ========
/TABLE

4.   RECEIVABLES
----------------
Receivables consisted of the following:

---------------------------------------------------------------------
                                        September 30,    December 31,
In millions.                                     1997            1996
---------------------------------------------------------------------
First mortgage                              $   482.9       $   725.6
Home equity                                   7,605.0         3,647.9
Visa/MasterCard                               5,668.6         8,587.7
Private label                                 5,230.1         5,070.0
Other unsecured                               4,622.1         5,098.0
Commercial                                      836.3           937.8
                                            ---------       ---------
Total owned receivables                      24,445.0        24,067.0

Accrued finance charges                         414.9           397.6
Credit loss reserve for
  owned receivables                          (1,062.7)         (900.2)
Unearned credit insurance premiums
  and claims reserves                          (216.2)         (184.6)
Amounts due and deferred from
  receivables sales                           1,632.5         1,561.0
Reserve for receivables serviced with
  limited recourse                             (746.5)         (696.0)
                                            ---------      ----------
Total owned receivables, net                 24,467.0        24,244.8
Receivables serviced with limited
  recourse                                   19,638.4        18,526.4
                                            ---------       ---------
Total managed receivables, net              $44,105.4       $42,771.2
                                            =========       =========

The outstanding balance of receivables serviced with limited recourse consisted of the following:

---------------------------------------------------------------------
                                        September 30,    December 31,
In millions.                                     1997            1996
---------------------------------------------------------------------
Home equity                                 $ 3,371.8       $ 4,337.5
Visa/MasterCard                              11,210.2        10,149.7
Private label                                   375.0           517.0
Other unsecured                               4,681.4         3,522.2
                                            ---------       ---------
Total                                       $19,638.4       $18,526.4
                                            =========       =========

The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:

---------------------------------------------------------------------
                                        September 30,    December 31,
In millions.                                     1997            1996
---------------------------------------------------------------------
First mortgage                              $   482.9       $   725.6
Home equity                                  10,976.8         7,985.4
Visa/MasterCard                              16,878.8        18,737.4
Private label                                 5,605.1         5,587.0
Other unsecured                               9,303.5         8,620.2
Commercial                                      836.3           937.8
                                            ---------       ---------
Total                                       $44,083.4       $42,593.4
                                            =========       =========

At September 30, 1997 and December 31, 1996, the amounts due and deferred from receivables sales of $1,632.5 and $1,561.0 million, respectively, included unamortized securitization assets and funds established pursuant to the recourse provisions for certain sales totaling $1,522.3 and $1,235.4 million, respectively. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company of $84.6 and $310.3 million at September 30, 1997 and December 31, 1996, respectively. In addition, the company has subordinated interests in certain transactions, which were recorded as receivables, of $857.0 and $485.0 million at September 30, 1997 and December 31, 1996, respectively. The company has agreements with a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses relating to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $746.5 and $696.0 million at September 30, 1997 and December 31, 1996, respectively, and represent the company's best estimate of possible losses on receivables serviced with limited recourse.


5.   CREDIT LOSS RESERVES
-------------------------
An analysis of credit loss reserves for the three and nine months ended September 30 was as follows:

--------------------------------------------------------------------------------------------
                                            Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
In millions.                                 1997         1996            1997          1996
--------------------------------------------------------------------------------------------
Credit loss reserves for owned
 receivables at beginning
 of period                               $1,051.0     $  858.3        $  900.2      $  720.4
Provision for credit losses                 257.8        169.5           802.8         537.3
Chargeoffs                                 (271.9)      (207.2)         (788.5)       (561.3)
Recoveries                                   32.0         30.6            98.8          91.6
Portfolio acquisitions, net                  (6.2)        11.3            49.4          74.5
                                         --------     --------        --------      --------
TOTAL CREDIT LOSS RESERVES FOR
 OWNED RECEIVABLES AT SEPTEMBER 30        1,062.7        862.5         1,062.7         862.5
                                         --------     --------        --------      --------

Credit loss reserves for
 receivables serviced with
 limited recourse at beginning
 of period                                  719.9        592.8           696.0         457.0
Provision for credit losses                 294.6        245.0           769.8         663.2
Chargeoffs                                 (287.4)      (181.7)         (764.7)       (475.3)
Recoveries                                   20.3          9.9            43.1          22.3
Other, net                                    (.9)         (.6)            2.3          (1.8)
                                         --------     --------        --------      --------
TOTAL CREDIT LOSS RESERVES FOR
 RECEIVABLES SERVICED WITH
 LIMITED RECOURSE AT SEPTEMBER 30           746.5        665.4           746.5         665.4
                                         --------     --------        --------      --------
TOTAL CREDIT LOSS RESERVES FOR
 MANAGED RECEIVABLES AT SEPTEMBER 30     $1,809.2     $1,527.9        $1,809.2      $1,527.9
                                         ========     ========        ========      ========

6.   INCOME TAXES
-----------------
Effective tax rates for the nine months ended September 30, 1997 and 1996 of 34.5 and 34.6 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) domestic and foreign loss carryforwards, (b) amortization and write-offs of intangible assets,
(c) state and local income taxes, (d) reduction of noncurrent tax requirements and (e) leveraged lease tax benefits.

7.   NET INCOME PER COMMON SHARE
--------------------------------
Computations of net income per common share for the three and nine months ended September 30 were as follows:

----------------------------------------------------------------------------
                                                          Three Months Ended
                                                               September 30,
                                                   1997                 1996
----------------------------------------------------------------------------
                                                  Fully                Fully
In millions, except per share data.   Primary   Diluted   Primary    Diluted
-----------------------------------   -------   -------    -------   -------
Earnings:
  Net income                           $187.2    $187.2    $139.9     $139.9
  Preferred dividends                    (2.9)     (2.9)     (4.2)      (4.2)
                                       ------    ------    ------     ------
Net income available to common
  shareholders                         $184.3    $184.3    $135.7     $135.7
                                       ======    ======    ======     ======
Average shares:
  Common                                106.8     106.8      96.9       96.9
  Common equivalents                      1.6       1.6       1.3        1.3
                                       ------    ------    ------     ------
Total                                   108.4     108.4      98.2       98.2
                                       ======    ======    ======     ======
Net income per common share            $ 1.70    $ 1.70    $ 1.38     $ 1.38
                                       ======    ======    ======     ======

----------------------------------------------------------------------------
                                                           Nine Months Ended
                                                               September 30,
                                                   1997                 1996
----------------------------------------------------------------------------
                                                  Fully                Fully
In millions, except per share data.   Primary   Diluted   Primary    Diluted
-----------------------------------   -------   -------   -------    -------
Earnings:
  Net income                           $469.0    $469.0    $375.0     $375.0
  Preferred dividends                    (9.0)     (9.0)    (12.5)     (12.5)
                                       ------    ------    ------     ------
Net income available to common
  shareholders                         $460.0    $460.0    $362.5     $362.5
                                       ======    ======    ======     ======
Average shares:
  Common                                100.7     100.7      97.1       97.1
  Common equivalents                      1.5       1.6       1.3        1.3
                                       ------    ------    ------     ------
Total                                   102.2     102.3      98.4       98.4
                                       ======    ======    ======     ======
Net income per common share            $ 4.50    $ 4.50    $ 3.68     $ 3.68
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

The obligations of the company with respect to the junior subordinated notes, when considered together with certain undertakings of the company with respect to HCT I and HCT II, constitute full and unconditional guarantees by the company of HCT I's and HCT II's obligations under the respective preferred securities. The preferred securities are classified in the company's balance sheets as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interest in the trusts) at their face and redemption amount of $175 million at September 30, 1997 and December 31, 1996. The preferred securities have a liquidation value of $25 per preferred security. Dividends on the preferred securities are cumulative, payable quarterly in arrears, and are deferrable at the company's option for up to five years from date of issuance. The company cannot pay dividends on its preferred and common stocks during such deferments.


9.   INTEREST RATE CONTRACTS
----------------------------
At September 30, 1997 and December 31, 1996, all of the company's interest rate contracts qualified as hedges or synthetic alterations.

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

Interest rate contracts are recorded at amortized cost. If interest rate contracts are terminated early, the realized gains and losses are deferred and amortized over the life of the hedged/synthetically altered item as adjustments to net interest margin. These deferred gains and losses are recorded on the accompanying balance sheets as adjustments to the carrying value of the hedged items. In circumstances where the underlying assets or liabilities are sold, any remaining carrying value adjustments or cumulative change in value on any open positions are recognized immediately as a component of the gain or loss upon disposition. Any remaining interest rate contracts previously designated to the sold hedged/synthetically altered item are recorded at fair value with realized and unrealized gains and losses included in other income.

10.  RECENT ACCOUNTING DEVELOPMENTS
-----------------------------------
Effective January 1, 1997, the company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125"). FAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on an approach that focuses on control of the assets and extinguishment of the liabilities. The statement is effective for securitization transactions occurring subsequent to December 31, 1996. The adoption of FAS No. 125 did not have a material impact on the company's consolidated financial statements.

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

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS SUMMARY
------------------
Net income for the third quarter and first nine months of 1997 was $187.2 and $469.0 million, up 34 and 25 percent from $139.9 and $375.0 million in the respective 1996 periods. Earnings per share was $1.70 for the third quarter and $4.50 for the first nine months of 1997, up 23 and 22 percent from $1.38 and $3.68 per share in the same periods in 1996. The difference between the percentage increases in net income and earnings per share for the third quarter was due to the company's issuance of approximately nine million common shares in late June 1997. The company's annualized return on average common shareholders' equity for the third quarter and first nine months of 1997 was 17.4 and 17.7 percent, respectively, down from 19.8 and 17.8 percent in the respective year-ago periods, reflecting the increase in average equity from the June common stock offering. The annualized return on average owned assets improved to 2.37 and 2.09 percent in the third quarter and first nine months of 1997, respectively, up from 1.87 and 1.71 percent in the same year-ago periods.

- The following is a summary of the operating results of the company's key businesses for the third quarter and first nine months of 1997 compared to the corresponding prior year periods:

  Net interest margin in the domestic consumer finance business continued to expand in the third quarter and first nine months of 1997 due to improved pricing and higher levels of managed receivables, but was partially offset by increased credit losses primarily due to higher levels of personal bankruptcies.

  In the third quarter, the Visa/MasterCard* business achieved higher fee income and improved efficiency, which was offset by higher credit losses resulting primarily from increased personal bankruptcy filings. During the first nine months of 1997, the Visa/MasterCard business realized higher net interest margin and fee income, and improved efficiency, which more than offset higher credit losses resulting primarily from increased personal bankruptcy filings. The company has continued its program to improve the profitability of its credit card portfolios by selling non-strategic portfolios, refining pricing strategies, increasing fees and systematically eliminating unprofitable accounts. Results for this business continued to benefit from the company's co-branding and affinity relationship strategies, in particular the association with the General Motors credit card ("GM Card") program and the Union Privilege Visa/MasterCard portfolio acquired in June 1996.

  The private-label credit card business reported higher credit losses reflecting the maturing of promotional balances and increased personal bankruptcy filings in the third quarter and first nine months of 1997, which were partially offset by higher net interest margin.

  The United Kingdom operation realized higher net interest margin, interchange income and insurance premiums, due to receivables growth. During the quarter, United Kingdom credit card accounts grew 7 percent and credit card receivables grew to nearly $750 million. The Goldfish Card, issued in alliance with British Gas, contributed significantly to the growth in credit card receivables during the quarter.



* VISA and MasterCard are registered trademarks of VISA USA, Inc.
  and MasterCard International, Incorporated, respectively.

- On June 23, 1997, Household International and a wholly-owned subsidiary of Household Finance Corporation acquired the capital stock of Transamerica Financial Services Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation ("TA"). The company paid $1.1 billion for the stock of TFS and repaid approximately $2.8 billion of TFS debt owed to affiliates of TA. The acquisition added approximately $3.2 billion of receivables, of which approximately $3.1 billion were home equity loans secured primarily by home mortgages. The acquisition of TFS strengthened the company's core consumer finance operations by expanding its branch network by 92 branches, adding new customer accounts, and increasing the secured loan portion of the company's receivables portfolio. As of September 30, 1997, the company has essentially completed the integration of TFS. The company has closed all redundant branches and has completely integrated all back-office functions.

  In connection with the acquisition, in June 1997, the company completed a public underwritten offering of 9.1 million shares of its common stock for approximately $1.0 billion. Net proceeds from the offering were used to repay certain short-term borrowings in connection with the acquisition.

- The company's normalized managed basis efficiency ratio improved to 35.1 and 36.5 percent for the third quarter and first nine months of 1997, respectively, compared to 39.9 and 41.5 percent in 1996. The improvement resulted from a 21 and 18 percent growth in normalized managed net revenues over the third quarter and first nine months of 1996, respectively, compared to a 6 and 4 percent increase, respectively, in normalized operating expenses.

- The company continues to maintain its credit loss reserve position due to uncertainty over consumer payment patterns and seasoning of unsecured loan products. The company increased its credit loss reserves during the first nine months of 1997 by providing reserves in excess of net chargeoffs for owned receivables of $113 million.

- On October 21, 1997, Household International and a wholly-owned subsidiary acquired the capital stock of ACC Consumer Finance Corporation ("ACC"), a non-prime auto finance company. The acquisition of ACC will be accounted for as a purchase and will not be material to the company's consolidated financial statements.


BALANCE SHEET REVIEW
--------------------
- Managed consumer receivables (owned and serviced with limited recourse) were $43.2 billion at September 30, 1997, compared to $43.8 billion at June 30, 1997 and $40.5 billion at September 30, 1996. The increase from the prior year was primarily due to the acquisition of TFS in June 1997. Core products, which exclude first mortgages and commercial receivables, increased 10 percent from a year ago. Private label and other unsecured product lines grew approximately 11 and 13 percent, respectively, over prior year levels. Home equity loans rose 27 percent year over year. Visa/MasterCard receivables were flat with the level of a year ago.

- Compared to the second quarter, core receivables were down one percent. Home equity receivables fell slightly during the quarter as the company's sales force focused on the conversion and retention of TFS customers. Although successful in the retention of TFS customers, the company experienced some attrition in the base portfolio as new volume did not keep pace with runoff. The Visa/MasterCard portfolio was also down due to the sale and planned runoff of non-strategic and less profitable receivables during the third quarter.

- Owned consumer receivables were $23.6 billion at September 30, 1997, compared to $23.9 billion at June 30, 1997 and $23.1 billion at September 30, 1996. Changes in owned receivables from period to period may vary depending on the timing and significance of securitization transactions.

- The company's managed credit loss reserves were $1,809.2 million at September 30, 1997, up from $1,770.9 million at June 30, 1997 and $1,527.9 million at September 30, 1996. Credit loss reserves as a percent of managed receivables were 4.10 percent, compared to 3.97 percent at June 30, 1997 and 3.67 percent at September 30, 1996. Reserves as a percent of nonperforming managed receivables were
  117.3 percent, compared to 118.5 percent at June 30, 1997 and 126.6 percent at September 30, 1996. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 4.62 percent, compared to 4.32 percent at June 30, 1997 and 3.83 percent at September 30, 1996. The annualized total consumer managed chargeoff ratio in the third quarter of 1997 was 4.63 percent, compared to 4.58 percent in the prior quarter and 3.52 percent in the year-ago quarter.

- The ratio of total shareholders' equity (including trust originated securities) to total owned assets was 15.14 percent, compared to 11.22 percent at December 31, 1996. The ratio of total shareholders' equity to managed assets was 9.23 percent, compared to 6.90 percent at December 31, 1996. The increase in the ratios from the year-end 1996 levels was primarily due to the issuance of
  9.1 million shares of common stock in June 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The major use of cash by the company's subsidiaries is the origination or purchase of receivables or investment securities.
The main sources of cash are the collection and sales of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt and deposits; and cash provided by operations.

The following describes major changes in the company's funding base from December 31, 1996 to September 30, 1997:

- On January 23, 1997, the company redeemed, at par, all outstanding shares of its 9.50% Preferred Stock, Series 1991-A, for $10 per depositary share plus accrued and unpaid dividends.

- In June 1997, the company entered into a $1.0 billion back-up line for its commercial paper program and established a $1.0 billion asset-backed conduit. Products that may be sold into the conduit include credit card receivables and unsecured consumer loans. The company subsequently terminated the $1.0 billion back-up line and, in August 1997, replaced it with a $1.3 billion back-up line for its commercial paper program.

- In June 1997, the company completed a public underwritten offering of 9.1 million shares of common stock at $110.50 per share. Net proceeds from the offering of approximately $1.0 billion were used to repay certain short-term borrowings in connection with the acquisition of the capital stock of TFS.

- On August 15, 1997, the company redeemed, at par, all outstanding shares of its 7.25% term cumulative preferred Series 1992-A, for $100 per depositary share plus accrued and unpaid dividends.

- The funding requirements of the company increased by $.9 billion primarily due to the acquisition of TFS in June 1997, partially offset by lower receivable levels in the company's existing businesses.

- The company had securitized home equity, Visa/MasterCard, private label and other unsecured receivables outstanding of $19.6 and $18.5 billion at September 30, 1997 and December 31, 1996, respectively. During the three months and nine months ended September 30, 1997, the company securitized, excluding replenishments of certificate holder interests, $1.0 and $4.1 billion, respectively, of Visa/MasterCard and other unsecured receivables.

The composition of these securitizations by type is as follows
(in billions):

-----------------------------------------------------------------
                            Three months ened   Nine months ended
                                September 30,       September 30,
                                         1997                1997
-----------------------------------------------------------------
Visa/MasterCard                          $ .1                $2.4
Other unsecured                            .9                 1.7
                                         ----                ----
Total                                    $1.0                $4.1
                                         ====                ====

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

Management monitors the company's operations on a managed basis as well as on the historical owned basis reflected in its statements of income. The managed basis assumes that the receivables securitized are held in the portfolio. Pro forma statements of income on a managed basis for the third quarter and nine months ended September 30, 1997 and 1996 are presented below. For purposes of this analysis, the results do not reflect the differences between the company's accounting policies for owned receivables and receivables serviced with limited recourse. Accordingly, net income on a pro forma managed basis equals net income on an owned basis.

Pro Forma Managed Statements of Income

------------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended                               Nine Months Ended
All dollar amounts are                            September 30,                                   September 30,
stated in millions.                 1997        *          1996        *          1997        *            1996        *
------------------------------------------------------------------------------------------------------------------------
Finance income                 $ 1,532.8    13.71%    $ 1,360.1    13.30%    $ 4,376.4    13.63%      $ 3,829.6    13.24%
Interest income from
 noninsurance investment
 securities                          6.2     6.65          12.1     5.84          30.2     5.92            71.4     5.70
Interest expense                   689.9     6.14         639.2     6.13       1,987.7     6.09         1,831.1     6.07
                               ---------    -----     ---------    -----     ---------    -----       ---------    -----
Net interest margin                849.1     7.56         733.0     7.03       2,418.9     7.44<F1>     2,069.9     6.99<F1>
Provision for credit losses        552.4                  414.5                1,572.6                  1,200.5
                               ---------              ---------              ---------                ---------
Net interest margin after
 provision for credit losses       296.7                  318.5                  846.3                    869.4
                               ---------              ---------              ---------                ---------
Insurance revenues                  69.6                   63.6                  203.5                    185.9
Investment income                   32.9                   34.8                   95.0                    128.0
Fee income                         327.7                  239.1                  841.5                    686.5
Other income                        48.8                   31.5                  146.5                    195.4
                               ---------              ---------              ---------                ---------
Total other revenues               479.0                  369.0                1,286.5                  1,195.8
                               ---------              ---------              ---------                ---------
Salaries and fringe
 benefits                          168.7                  138.1                  472.5                    409.8
Occupancy and equipment
 expense                            52.5                   48.3                  156.5                    163.6
Other marketing expenses           128.9                  132.3                  358.1                    374.5
Other servicing and
 administrative expenses            92.6                   98.0                  286.6                    360.2
Policyholders' benefits             47.6                   57.2                  142.9                    183.6
                               ---------              ---------              ---------                ---------
Total costs and expenses           490.3                  473.9                1,416.6                  1,491.7
                               ---------              ---------              ---------                ---------
Income before taxes                285.4                  213.6                  716.2                    573.5
Income taxes                        98.2                   73.7                  247.2                    198.5
                               ---------              ---------              ---------                ---------
Net income                     $   187.2              $   139.9              $   469.0                $   375.0
                               =========              =========              =========                =========
Average managed receivables    $44,554.6              $40,896.6              $42,857.1                $38,577.4
Average noninsurance
 investments                       372.7                  829.3                  679.9                  1,670.2
                               ---------              ---------              ---------                ---------
Average managed interest-
 earning assets                $44,927.3              $41,725.9              $43,537.0                $40,247.6
                               =========              =========              =========                =========

* As a percent, annualized, of appropriate earning assets.

<F1>  Managed net interest margin as a percent of average managed interest-earning assets for the nine months of 1997 and 1996 excludes temporary investments that were used for pre-funding acquisitions in the second quarter of each year, and, in the second quarter of 1996, for the sale of the company's remaining consumer banking operations. Including the impact of these temporary investments, managed net interest margin was 7.41 and 6.86 percent for the nine months ended September 30, 1997 and 1996, respectively.

Unless noted, the following discussion on revenues and provision for credit losses includes comparisons to amounts reported on the company's historical statements of income ("Owned Basis") as well as on the above pro forma statements of income ("Managed Basis").

Net interest margin
-------------------
Net interest margin on an Owned Basis was $407.0 and $1,185.6 million for the third quarter and first nine months of 1997, up from $383.0 and $1,086.0 million in the prior year periods. The increase was primarily due to an increase in average owned home equity loans, as a result of the acquisition of TFS, and growth in private label receivables.

Net interest margin on a Managed Basis was $849.1 and $2,418.9 million for the third quarter and first nine months of 1997, up 16 and 17 percent, respectively, compared to $733.0 and $2,069.9 million in the same year-ago periods, primarily due to managed receivable growth and improved pricing. Net interest margin as a percent of average managed interest-earning assets, annualized, was
7.56 percent compared to 7.41 percent in the previous quarter and
7.03 percent in the year-ago quarter. The net interest margin percentage on a Managed Basis in the second quarter of 1997 excludes the impact of temporary investments that were used to pre-fund the acquisition of TFS. Including the impact of these temporary investments, net interest margin as a percent of average managed interest-earning assets, annualized, was 7.31 percent in the second quarter of 1997. The improvement over the year-ago quarter was primarily due to improved pricing, the continuing change in product mix and lower leverage.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an Owned Basis for the third quarter and first nine months of 1997 totaled $257.8 and $802.8 million, up 52 and 49 percent from $169.5 and $537.3 million in the comparable prior year periods. The provision as a percent of average owned receivables, annualized, was 4.07 percent in the third quarter of 1997 compared to 2.84 percent in the third quarter of 1996. In view of uncertainty regarding consumer payment patterns, the continued high levels of personal bankruptcies and seasoning of unsecured loan products, the company continued to increase its credit loss reserves in excess of current period chargeoffs. Provision in excess of net chargeoffs related to owned receivables was $18 million for the three months ended September 30, 1997 compared to net chargeoffs in excess of provision of $7 million for the same period in 1996. For the nine months ended September 30, 1997 and 1996, provision in excess of net chargeoffs related to owned receivables was $113 and $68 million, respectively. The provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

The provision for credit losses for receivables on a Managed Basis totaled $552.4 and $1,572.6 million in the third quarter and first nine months of 1997, up 33 percent from $414.5 million and 31 percent from $1,200.5 million in the comparable periods of 1996. As a percent of average managed receivables, annualized, the provision increased to 4.96 percent from 4.05 percent in the third quarter of 1996. As noted above, the company increased credit loss reserves during the quarter due to seasoning of unsecured loan products and uncertainty over consumer payment patterns. In addition, the Managed Basis provision includes the over-the-life reserve requirement on securitized receivables. These provisions are impacted by the type and amount of receivables securitized in a given period and substantially offset the income recorded on the securitization transactions. In the third quarter of 1997, the company securitized approximately $1.0 billion of other unsecured and Visa/MasterCard receivables, compared to approximately $1.4 billion of other unsecured receivables a year ago. For the first nine months of 1997, the company securitized approximately $4.1 billion of other unsecured and Visa/MasterCard receivables compared to approximately $4.8 billion of home equity, other unsecured and Visa/MasterCard receivables in 1996. See the credit quality section for further discussion of factors affecting the provision for credit losses.

Other revenues
--------------
Securitization income on an Owned Basis was $366.5 and $1,041.5 million for the third quarter and first nine months of 1997, up from $282.0 and $841.9 million in the year-ago periods. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The 30 and 24 percent increases in securitization income on an Owned Basis compared to the third quarter and first nine months of 1996, respectively, were primarily due to the increase in average securitized receivables. The components of securitization income are reclassified to the appropriate lines in the statements of income on a Managed Basis.

Fee income on an Owned Basis includes revenues from fee-based products such as credit cards and, in 1996, fees related to consumer banking deposits. Fee income was $108.7 and $263.5 million in the third quarter and first nine months of 1997, up from $62.1 and $165.3 million in the comparable periods of the prior year. The increase over the prior year quarter reflected higher late fees as a result of increased average owned credit card receivables compared to 1996. The increase over the prior year-to-date amount also reflected higher late fees, coupled with higher interchange income.

Fee income on a Managed Basis, which in addition to the items discussed above includes fees and other income related to receivables serviced with limited recourse, increased to $327.7 and $841.5 million in the third quarter and first nine months of 1997 from $239.1 and $686.5 million in the same periods in 1996. The increase was primarily attributable to higher fees in the domestic Visa/MasterCard business, as well as increases in interchange income.

Other income was $48.8 and $146.5 million compared to $31.5 and $195.4 million in the third quarter and first nine months of 1996. The increase compared to the third quarter of 1996 was the result of nonrecurring gains recognized on the sales of Visa/MasterCard receivables from the company's non co-branded portfolio. Other income in the first nine months of 1997 compared to the year-ago period decreased as the 1996 amount included a $116.3 million premium received on the sale of the company's banking operations in Illinois in June 1996. Additionally, other income for the first nine months of 1997 included nonrecurring gains of $50 million related to the sale of certain non-strategic assets during the first quarter.

Expenses
--------
Operating expenses for the third quarter and first nine months of 1997 were $442.7 and $1,273.7 million, respectively, compared to $416.7 and $1,308.1 million, respectively, in the comparable prior year periods. The prior year-to-date amount included $78 million in nonrecurring charges, as discussed below.

Salaries and fringe benefits were $168.7 and $472.5 million compared to $138.1 and $409.8 million in the third quarter and first nine months of 1996. The higher expense was primarily due to an increase in sales force in the domestic consumer finance business resulting from the acquisition of TFS in June 1997.

Occupancy and equipment expense for the third quarter and first nine months of 1997 totaled $52.5 and $156.5 million, as compared to $48.3 and $163.6 million in the prior year periods. In the second quarter of 1996, the company recorded nonrecurring costs of approximately $14 million related to the rationalization of office space.

Other marketing expenses for the third quarter and first nine months of 1997 totaled $128.9 and $358.1 million, down from $132.3 and $374.5 million in the comparable prior year periods. The 1997 third quarter expense reflected decreased marketing spending on the company's credit card programs, partially offset by increased goodwill amortization resulting from the TFS acquisition in June 1997. The decrease in year-to-date marketing spending for the domestic credit card programs reflects the deferral of major mailings during the first six months of 1997 as the company worked on marketing plans with the individual AFL/CIO unions in the Union Privilege program.

Other servicing and administrative expenses for the third quarter and first nine months of 1997 totaled $92.6 and $286.6 million, down from $98.0 and $360.2 million in the comparable periods. The decrease in the year-to-date amount was primarily due to $64 million of nonrecurring charges included in 1996, as well as lower expenses in 1997 as the result of the 1996 sale of the company's Illinois banking operations.


CREDIT LOSS RESERVES
--------------------
The company's consumer credit management policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. See
Note 4, "Receivables" in the accompanying financial statements for receivables by product type.

Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

-----------------------------------------------------------------------------------
                      September 30,     June 30,     December 31,     September 30,
                               1997         1997             1996              1996
-----------------------------------------------------------------------------------
Owned                      $1,062.7     $1,051.0         $  900.2          $  862.5
Serviced with limited
 recourse                     746.5        719.9            696.0             665.4
                           --------     --------         --------          --------
Total                      $1,809.2     $1,770.9         $1,596.2          $1,527.9
                           ========     ========         ========          ========

Credit loss reserves have increased due to seasoning of unsecured products and increased personal bankruptcies. Managed credit loss reserves as a percent of nonperforming managed receivables were
117.3 percent, compared to 118.5 percent at June 30, 1997 and 126.6 percent at September 30, 1996.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

-----------------------------------------------------------------------------------
                      September 30,     June 30,     December 31,     September 30,
                               1997         1997             1996              1996
-----------------------------------------------------------------------------------
Owned                          4.35%        4.24%            3.74%             3.57%
Managed                        4.10         3.97             3.75              3.67
                               ----         ----             ----              ----

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

Delinquency
-----------
Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

------------------------------------------------------------------------------
                      9/30/97   6/30/97    3/31/97   12/31/96   9/30/96
------------------------------------------------------------------------------
First mortgage           9.27%    10.27%      8.19%      9.49%     3.82%
Home equity              3.41      3.18       3.85       3.96      3.55
Visa/MasterCard          3.17      3.10       3.13       2.71      2.54
Private label            6.54      5.89       5.52       5.50      5.43
Other unsecured          7.28      6.77       6.68       6.13      5.79
                         ----      ----       ----       ----      ----
Total                    4.62%     4.32%      4.45%      4.15%     3.83%
                         ====      ====       ====       ====      ====

Delinquency as a percent of managed consumer receivables increased from the prior quarter and the prior year. The increase in delinquency from the second quarter was primarily due to seasoning of the other unsecured portfolio, as well as seasoning of promotional business in the private label portfolio. Home equity delinquency was up due to the normal maturation of the TFS acquisition. Visa/MasterCard delinquency was moderately flat in the quarter. Dollars of delinquency in the first mortgage portfolio were down from June as this portfolio continues to liquidate.

The increase in the delinquency ratio compared to a year ago was primarily due to seasoning of the portfolios and the company's continued shift in portfolio mix away from traditional first mortgages and toward unsecured products.


Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

-------------------------------------------------------------------------
                        Third     Second      First     Fourth      Third
                      Quarter    Quarter    Quarter    Quarter    Quarter
                         1997       1997       1997       1996       1996
-------------------------------------------------------------------------
First mortgage           1.21%       .87%       .94%       .30%       .50%
Home equity               .77       1.17       1.38       1.18        .98
Visa/MasterCard          6.42       5.84       4.90       4.66       4.71
Private label            4.99       4.63       4.85       3.70       3.54
Other unsecured          5.93       5.41       4.97       4.18       4.35
                         ----       ----       ----       ----       ----
Total                    4.63%      4.58%      4.15%      3.59%      3.52%
                         ====       ====       ====       ====       ====

Net chargeoffs as a percent of average managed consumer receivables for the third quarter of 1997 increased compared to both the prior and year-ago periods. The increase in Visa/MasterCard chargeoffs in the quarter was primarily due to the maturation of the portfolio purchased from Barnett Banks, Inc. in the fourth quarter of 1996. The Visa/MasterCard chargeoff ratio was also negatively affected by lower average receivables compared to the prior quarter. Chargeoffs in the private label portfolio also increased due to the maturing of promotional balances and high levels of personal bankruptcies. The remaining increase in the total chargeoff ratio was primarily attributable to the continued seasoning of the other unsecured portfolio, also coupled with high levels of personal bankruptcies.

The increase in the chargeoff ratio compared to a year ago was primarily due to increased bankruptcy filings in the Visa/MasterCard portfolio and continued seasoning of the private label and other unsecured portfolios.


Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

------------------------------------------------------------------------------------------------
In millions.                         9/30/97      6/30/97      3/31/97     12/31/96      9/30/96
------------------------------------------------------------------------------------------------
Nonaccrual managed
  receivables                       $  894.3     $  865.0     $  820.1     $  778.5     $  741.1
Accruing managed consumer
  receivables 90 or more days
  delinquent                           634.7        616.3        598.5        549.0        446.1
Renegotiated commercial
  loans                                 12.9         12.9         12.9         12.9         19.9
                                    --------     --------     --------     --------     --------
Total nonperforming managed
  receivables                        1,541.9      1,494.2      1,431.5      1,340.4      1,207.1
Real estate owned                      150.5        149.4        152.6        136.6        137.6
                                    --------     --------     --------     --------     --------
Total nonperforming assets          $1,692.4     $1,643.6     $1,584.1     $1,477.0     $1,344.7
                                    ========     ========     ========     ========     ========
Managed credit loss reserves as
  a percent of nonperforming
  managed receivables                  117.3%       118.5%       118.6%       119.1%       126.6%
                                    --------     --------     --------     --------     --------

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and
               Preferred Stock Dividends.

       21      List of Household International subsidiaries.

       27      Financial Data Schedule.

       99.1    Debt and Preferred Stock Securities Ratings.

  (b)  Reports on Form 8-K

       No Form 8-K reports were filed during the third quarter of 1997.

                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOUSEHOLD INTERNATIONAL, INC.
                              -----------------------------
                              (Registrant)



Date:  November 13, 1997      By: /s/ David A. Schoenholz
       -----------------      -----------------------------
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