Form 10-K405
period 1997-12-31
HOUSEHOLD INTERNATIONAL INC
filed 1998-03-30
CIK 354964

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
COMMON STOCK, $1 PAR VALUE                                    NEW YORK STOCK EXCHANGE AND
                                                              CHICAGO STOCK EXCHANGE
SERIES A JUNIOR PARTICIPATING PREFERRED                       NEW YORK STOCK EXCHANGE
  STOCK PURCHASE RIGHTS (ATTACHED TO AND
  TRANSFERABLE ONLY WITH THE COMMON STOCK)
DEPOSITARY SHARES (EACH REPRESENTING ONE-FORTIETH SHARE       NEW YORK STOCK EXCHANGE
  OF 8 1/4% CUMULATIVE PREFERRED STOCK, SERIES 1992-A,
  NO PAR, $1,000 STATED VALUE)
DEPOSITARY SHARES (EACH REPRESENTING ONE-FORTIETH SHARE       NEW YORK STOCK EXCHANGE
  OF 7.35% CUMULATIVE PREFERRED STOCK, SERIES 1993-A,
  NO PAR, $1,000 STATED VALUE)

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

     THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AT MARCH 18, 1998 WAS APPROXIMATELY $15.073 BILLION. THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AT MARCH 18, 1998 WAS 107,304,658.

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN PORTIONS OF THE REGISTRANT'S 1997 ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997: PARTS I, II AND IV.

     CERTAIN PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 1998 ANNUAL MEETING SCHEDULED TO BE HELD MAY 13, 1998: PART III.
================================================================================

                               TABLE OF CONTENTS

                                PART/ITEM NO.                                     PAGE
                                -------------                                     ----
PART I.
     Item 1.      Business....................................................       1
                  General.....................................................       1
                  Operations..................................................       3
                  Funding.....................................................       5
                  Regulation and Competition..................................       5
                  Year 2000...................................................       6
                  Cautionary Statement on Forward-Looking Statements..........       6
     Item 2.      Properties..................................................       7
     Item 3.      Legal Proceedings...........................................       7
     Item 4.      Submission of Matters to a Vote of Security Holders.........       7
PART II.
     Item 5.      Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................       8
     Item 6.      Selected Financial Data.....................................       8
     Item 7.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................       8
     Item 7A.     Quantitative and Qualitative Disclosure About Market Risk...       8
     Item 8.      Financial Statements and Supplementary Data.................       8
     Item 9.      Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................       8
PART III.
     Item 10.     Directors and Executive Officers of the Registrant Executive
                  Officers....................................................       8
     Item 11.     Executive Compensation......................................      10
     Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management..................................................      10
     Item 13.     Certain Relationships and Related Transactions..............      10
PART IV.
     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.........................................................      10
                  Financial Statements........................................      10
                  Reports on Form 8-K.........................................      10
                  Exhibits....................................................      10
                  Schedules...................................................      12
Signatures....................................................................      13
Report of Independent Public Accountants......................................     F-1
Schedule I....................................................................     F-2
Schedule II...................................................................     F-6

PART I.

ITEM 1. BUSINESS.

GENERAL

     Household International, Inc. ("Household"), through its subsidiaries primarily provides consumers with several types of loan products. Household and its subsidiaries may also be referred to in this Form 10-K as "we," "us" or "our." We offer home equity loans, auto finance loans and other unsecured loans as well as MasterCard*, Visa* and private label credit cards. At December 31, 1997, we employed approximately 14,900 people and served approximately 23.2 million customer accounts with $45.4 billion in managed receivables and $23.8 billion in owned receivables. Information that is reported on a managed basis relates to receivables that have been sold and which we service with limited recourse ("securitize"), together with receivables that appear on our balance sheet. Information that is reported on an owned basis relates to the assets and liabilities we have on our balance sheet. Owned assets may vary from period to period depending on the timing and size of securitizations.

     Household was created as a holding company in 1981 as a result of a shareholder approved restructuring of Household Finance Corporation ("HFC"), which was established in 1878. In 1981, we were operating in the financial services, manufacturing, transportation and merchandising industries. In 1985 we began to restructure our operations to focus on the financial services business. In late 1994 we further narrowed our focus to operate in those areas of the consumer finance business that offered us higher returns. From late 1994 through 1995 we exited from our first mortgage origination and servicing businesses in the United States and Canada and sold our individual life and annuity product lines of our individual life insurance business. However, we retained our credit life insurance business, which compliments some of our consumer loan products and provides us with additional revenue. In 1995 and 1996 we sold our consumer bank branches, including approximately $6.2 billion of consumer deposits. During the fourth quarter of 1996 we also sold approximately $1.7 billion of lower-margin loans, primarily from our former first mortgage and consumer banking businesses. These assets had been retained in order to satisfy certain regulatory requirements applicable to our savings bank subsidiary but were no longer required following changes in banking laws.

     Our summary financial information is set forth in our Annual Report to Shareholders (the "1997 Annual Report"), portions of which are incorporated herein by reference. See pages 18 through 63 and 65 through 67 of our 1997 Annual Report. The products we offer, our operating markets and our marketing methods are described under OPERATIONS in this Form 10-K.

     1997 DEVELOPMENTS AND RESULTS. The following results and developments occurred during 1997:

     - Our managed assets increased to $51.9 billion at year-end 1997 from $48.1 billion at year-end 1996 and $44.1 billion at year-end 1995. Our owned assets increased to $30.3 billion at year-end 1997 from $29.6 billion at year-end 1996 and $29.2 billion at year-end 1995.

     - In June 1997, we purchased Transamerica Financial Services Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation for $1.1 billion and repaid $2.8 billion of TFS debt.

---------------

* MasterCard is a registered trademark of MasterCard International, Incorporated and VISA is a registered trademark of VISA USA, Inc.

     - In connection with our acquisition of TFS, we completed a public offering in June 1997 of 9.1 million shares of Household's common stock and received proceeds from such offering of approximately $1.0 billion. These proceeds repaid certain of our short-term borrowings.

     - In October 1997 we purchased ACC Consumer Finance Corporation ("ACC"), an automobile finance company, for about 1.4 million shares of Household's common stock and cash. ACC primarily makes loans to non-prime borrowers secured by used automobiles.

     - In December 1997 Household Bank, f.s.b. (the "Bank") sold approximately $900 million in student loans and decided to exit from the business of originating and acquiring student loans.

     We periodically review our product mix to enable us to design a means of maximizing our profits while simultaneously limiting our exposure to delinquency and charge-off risk. Accordingly, our product mix may change from time to time. In recent years our product mix has shifted toward unsecured products. Unsecured loans were 72 percent of our managed consumer receivables at year-end 1997 compared to 79 percent at year-end 1996 and 69 percent at year-end 1995. We charge higher interest rates and fees on our unsecured products than our secured products to compensate us for taking more risk. Unsecured products historically have higher delinquencies and charge-off rates than secured products. Our managed consumer two-month-and-over contractual delinquency as a percentage of managed consumer receivables increased to 4.82% at year-end 1997 from 4.15% at year-end 1996 and 3.46% at year-end 1995. The increase in our managed delinquency ratio from a year ago was mainly due to the seasoning of our receivables and the expiration of certain special no-interest and no-payment promotions in our private label credit card business.

     The financial services industry in general experienced a record amount of personal bankruptcies in 1997 as personal bankruptcy filings for 1997 were at an all time high. Our charge-off levels were impacted by higher personal bankruptcies in our unsecured portfolios, the expiration of certain promotions in our private label credit card business and the continued seasoning of our receivables. Our ratio of net consumer charge-offs to average managed receivables was 4.47% for 1997 compared to 3.35% for 1996 and 2.95% for 1995. We continued to tighten and refine our credit standards throughout 1997 and increased the number of people hired to collect delinquent loans. We also increased our credit loss reserves which are maintained to cover probable losses of principal and interest. Our managed credit loss reserves as a percentage of managed receivables were 4.29 percent at year-end 1997, 3.75 percent at year-end 1996 and 3.22 percent at year-end 1995.

     Earnings from our consumer finance business in the United States increased in 1997 due mainly to higher levels of average managed receivables. This business also achieved a higher net interest margin in 1997 from 1996 which was partially offset by higher credit losses due primarily to an increase in personal bankruptcies. By year-end 1997 we completed the integration of TFS into our operations. As part of our acquisition of TFS, we acquired $3.1 billion of home equity receivables secured primarily by home mortgages and $100 million of other unsecured receivables. This acquisition strengthened our core consumer finance operations by, among other things, adding new markets, new customer accounts and more receivables secured by collateral.

     Earnings from our MasterCard/Visa business also increased in 1997 due to improved efficiency and higher net interest margin and fee income. We sold certain non-strategic portfolios, increased fees and eliminated unprofitable accounts in this business during 1997. This business continued to benefit from our co-branding and affinity credit card relationships, including our alliance with General Motors Corporation ("GM") to issue the GM Card, a co-branded credit card, and our alliance with the AFL-CIO to issue the Union Privilege affinity card ("Union Privilege"). We acquired the Union Privilege credit card portfolio in June 1996.

     Our private label credit card business reported lower income as a result of higher credit losses in 1997 due to the end of certain special promotions and increased personal bankruptcies. Such credit losses were partially offset by a higher net interest margin.

     At year-end 1997, the Bank's assets totaled $3.4 billion, while its total deposits were approximately $1.3 billion. At year-end 1996 the Bank had assets of $5.1 billion and deposits of approximately $1.8 billion.

     Consumer receivables generated by our United Kingdom operations accounted for 8 percent of our total managed consumer receivables at year-end 1997 while consumer receivables generated by our Canadian operations accounted for 3 percent of our total managed consumer receivables at year-end 1997. Our operations in the United Kingdom and Canada accounted for approximately 15 percent of our total owned consumer receivables and 11 percent of our total managed consumer receivables at year-end 1997.

     Managed receivables from our United Kingdom operations increased 16 percent at year-end 1997 from year-end 1996 to $3.5 billion. The majority of this increase was due to the success of our co-branded credit card relationships in the United Kingdom, including the Goldfish Card issued under an alliance with the Centrica Group, the United Kingdom's major natural gas supplier. Net income for our United Kingdom operations increased to $84.0 million compared to $61.1 million in 1996 and $44.9 million in 1995.

     Our Canadian operations reported increased profits as it continued to become more efficient. Receivables from our Canadian operations at year-end 1997 decreased 2 percent from year-end 1996 and increased 12 percent from year-end 1995.

     The state of California accounts for 19 percent of our managed consumer portfolio in the United States. California is the only state with more than ten percent of this portfolio.

     Total managed receivables at December 31, classified by type, consisted of the following (in millions):

                                      1997           1996           1995
                                    ---------      ---------      ---------
Home equity...................      $11,059.1      $ 7,985.4      $ 8,810.1
Auto finance(1)...............          883.4             --             --
MasterCard/Visa...............       18,264.3       18,737.4       13,343.1
Private label.................        5,707.9        5,587.0        4,446.2
Other unsecured...............        8,291.3        8,620.2        6,660.8
                                    ---------      ---------      ---------
Core Products.................       44,206.0       40,930.0       33,260.2
                                    ---------      ---------      ---------
First Mortgage................          396.6          725.6        2,066.9
Commercial....................          774.2          937.8        1,289.6
                                    ---------      ---------      ---------
Total managed receivables.....      $45,376.8      $42,593.4      $36,616.7
                                    =========      =========      =========

---------------
(1) In October 1997, we purchased ACC, an auto finance company. Prior to the fourth quarter of 1997, auto finance receivables were not significant and were included in other unsecured receivables.

     Total owned receivables at December 31, classified by type, consisted of the following (in millions):

                                      1997           1996           1995
                                    ---------      ---------      ---------
First mortgage................      $   396.6      $   725.6      $ 2,066.9
Home equity...................        7,933.2        3,647.9        4,148.2
Auto finance(1)...............          487.5             --             --
MasterCard/Visa...............        5,927.3        8,587.7        5,512.0
Private label.................        4,682.9        5,070.0        3,696.2
Other unsecured...............        3,609.3        5,098.0        5,019.2
Commercial....................          774.2          937.8        1,289.6
                                    ---------      ---------      ---------
Total owned receivables.......      $23,811.0      $24,067.0      $21,732.1
                                    =========      =========      =========

---------------
(1) In October 1997, we purchased ACC, an auto finance company. Prior to the fourth quarter of 1997, auto finance receivables were not significant and were included in other unsecured receivables.

OPERATIONS

Branch Based Consumer Finance in the United States

     Operated under the HFC name, these operations primarily focus on revolving and closed-end home equity and unsecured lines of credit, which are offered on both a fixed rate and floating rate basis. Credit insurance is offered in connection with these products. These products are marketed primarily through a network of 644 branch lending offices located in 45 states as well as direct mail and telemarketing. HFC also purchases loans and credit lines originated by other lenders. HFC's home equity loans and unsecured consumer credit products represented approximately 37 percent of our managed consumer receivables at year-end 1997.

Private label

     Household Retail Services ("HRS") operates a revolving private label credit card business in all 50 states. HRS purchases and services revolving charge accounts originated by merchants. These accounts result from consumer purchases of electronics, furniture, appliances, home improvement products and other durable merchandise, and generally are without credit recourse to the originating merchant. HRS also originates closed-end sales contracts and offers credit insurance products. These products are marketed through dealer networks and retail stores, as well as direct mail. HRS is the second largest issuer of third-party private label credit cards in the United States.

Credit Cards

     Our national credit card banks and the Bank offer MasterCard and Visa credit cards throughout the United States and Puerto Rico. In addition, the Bank offers corporate and small business credit cards and revolving lines of credit. Credit insurance is offered in connection with these products. Household Credit Services, which services our credit card operations, solicits applications through direct mail, telemarketing and event marketing efforts, as well as on-counter displays. It has developed strategic affinity and co-branding relationships in order to build its MasterCard/VISA business under alliances with industry leaders generating such products as the Union Privilege affinity credit card and the co-branded GM Card. Our largest account base for MasterCard and VISA credit cards is in California.

International

     Our United Kingdom operations offer secured and unsecured lines of credit, secured and unsecured closed-end loans and credit cards (including the GM Card from Vauxhall and the Goldfish Card). Credit insurance is offered in connection with these products. Such operations are conducted in England, Scotland, Wales and Northern Ireland. Loans are marketed through a branch network consisting of 143 branches, merchants and direct mail.

     Our Canadian consumer finance business offers home equity and unsecured lines of credit, secured and unsecured closed-end loans and private label credit cards that are marketed through 74 branch offices in 10 provinces, direct mail and telemarketing. Credit insurance is also offered in connection with these products.

     Information concerning foreign owned receivables, and comparative revenues, operating profits/losses and identifiable assets for the years ended December 31, 1997, 1996 and 1995 are incorporated by reference to pages 46 and 63 of our 1997 Annual Report.

Auto Finance

     We have continued to expand our auto finance business, principally by acquiring ACC in October 1997. We offer loans to non-prime borrowers secured by automobiles throughout the United States which are marketed principally through dealer networks.

Credit Insurance

     Where applicable laws permit, we offer credit life, credit accident, health and disability, term and specialty insurance products to our customers. Such products are currently offered in 47 states, Canada and the United Kingdom. Insurance is generally directly written by or reinsured with one or more of our subsidiaries.

Other

     Since we exited from the consumer banking business, the Bank has operated primarily as a vehicle for managing consumer, credit card, student loan and other unsecured loan receivables. The Bank offers its products through telemarketing and direct mail throughout the United States.

     Our remaining commercial operations have continued to decline in size.

FUNDING

     As a financial services organization, we must have access to funds at competitive rates, terms and conditions to be successful. We fund our operations in the global capital markets, primarily through the use of securitizations, commercial paper, thrift notes, medium term notes and long-term debt. We also use derivative financial instruments to hedge our currency and interest rate exposure. A description of our use of derivative financial instruments, including interest rate swaps, foreign exchange contracts, and other quantitative and qualitative information about our market risk is set forth on pages 28, 29, 31, 51 through 54, 56 and 57 of our 1997 Annual Report. We also maintain an investment portfolio which at year-end 1997 was approximately $2.3 billion. Approximately $1.6 billion of such investment securities were held by our insurance subsidiaries. At year-end 1997, our long-term debt and preferred stock, together with that of HFC and the Bank, have been assigned investment grade ratings by four nationally recognized statistical rating organizations. These organizations have also rated the commercial paper of HFC in their highest rating category. Three of these organizations have rated Household's commercial paper in their highest rating category. For a detailed listing of the ratings that have been assigned to Household and our significant subsidiaries, see
Exhibit 99(b) to this Form 10-K.

     Securitizations of consumer receivables are an important source of our liquidity. During 1997 we securitized approximately $6.7 billion of receivables compared to $6.9 billion in 1996 and $5.4 billion in 1995. Additional information on our sources and availability of funding are incorporated by reference to pages 27 through 30 of our 1997 Annual Report.

REGULATION AND COMPETITION

     REGULATION. Our consumer finance businesses operate in a highly regulated environment. Those businesses are subject to laws relating to discrimination in extending credit, use of credit reports, disclosure of credit terms and correction of billing errors. HFC's consumer branch lending offices are also subject to certain regulations and legislation that limit their operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that a loan may bear, the amount that may be borrowed or the types of actions that may be taken to collect or foreclose upon delinquent loans. HFC's consumer branch lending offices are generally licensed in those jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Our private label operations are conducted through state-licensed companies and one of our credit card banks.

     The Bank is chartered by the Office of Thrift Supervision ("OTS") and is a member of the Federal Home Loan Bank System. It is subject to examination and supervision by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). It is also subject to federal regulations concerning its general investment authority as well as its ability to acquire financial institutions, enter into transactions with affiliates and pay dividends. Such regulations also govern the permissible activities and investments of its subsidiaries. It is also subject to regulatory requirements setting forth minimum capital and liquidity levels. Because of our ownership of the Bank, Household is a savings and loan holding company subject to reporting and other regulations of the OTS. Household and HFC have agreed with the OTS to maintain the regulatory capital of the Bank at certain specified levels.

     Our national credit card banks are chartered by the Comptroller of the Currency and are members of the Federal Reserve System. The deposit accounts of these national banks are insured up to $100,000 by the FDIC. National banks are generally subject to the same type of regulatory supervision and restrictions as the Bank, but our national banks only engage in credit card operations.

     The Bank and our credit card banks are also subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). Among other things, FDICIA creates a five tiered system of capital measurement for regulatory purposes, places limits on the ability of depository institutions to acquire brokered deposits, and gives broad powers to federal banking regulators, in particular the FDIC, to require undercapitalized institutions to adopt and implement a capital restoration plan and to restrict or prohibit a number of activities, including the payment of cash dividends, which may impair or threaten the capital adequacy of the insured depository institution. Federal banking regulators may apply corrective measures to an insured depository institution, even if it is adequately capitalized, if such institution is determined to be operating in an unsafe or unsound condition or engaging in an unsafe or unsound activity. In addition, federal banking regulatory agencies have adopted new safety and soundness standards governing operational and managerial activities of insured depository institutions and their holding companies regarding internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation. Under FIRREA, the FDIC may assess an affiliated insured depository institution for the estimated losses incurred by the FDIC upon the default of any affiliated insured institution.

     Our credit insurance business is subject to regulatory supervision under the laws of the states in which it operates. Regulations vary from state to state but generally cover licensing of insurance companies, premium and loss rates, divided restrictions, types of insurance that may be sold, permissible investments, policy reserve requirements, and insurance marketing practices.

     COMPETITION. The consumer financial services industry in which we operate is highly fragmented and intensely competitive. We are in some markets and certain of our products compete with banks, thrifts and other financial institutions in the United States, Canada and the United Kingdom. A slow-down in consumer spending in recent years is an example of the industry challenges we face. In addition, the recent consolidation in the financial services industry also provides challenges as well as opportunities to our ability to compete in the marketplace. We can use our centralized underwriting, collection and processing functions to adapt our credit standards and collection efforts to market conditions. Our use of highly automated systems and processing facilities to support our underwriting, loan administration and collection functions across all of our consumer businesses assists us in this regard. A centralized collection system for past due accounts is augmented by early collection efforts in the consumer finance branch network for products other than credit cards. Maximizing our technology and otherwise streamlining our operations and reducing our costs has allowed us to improve our efficiency through specialization and economies of scale and allows us to operate more efficiently than some of our competitors. We also compete with other finance companies, banks, savings and loan companies, credit unions and retailers, by offering a variety of consumer products, maintaining a strong service orientation and developing innovative marketing programs.

YEAR 2000

     The conversion of certain computer systems to permit continued use in the Year 2000 and beyond began in prior years. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. The inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. We have identified our Year 2000 issues and compliance for significant systems is scheduled to be completed by the end of 1998. The costs for Year 2000 compliance have not been, and are not expected to be, material to our operations. While we are reviewing our third-party vendors' Year 2000 compliance, we cannot assure that the systems of our vendors, upon which we rely, will be converted in a timely manner, or that their failure to convert would not have an adverse effect on our systems.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     Certain matters discussed throughout this Form 10-K or in the information incorporated herein by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions, and involve risks and uncertainties that could cause these results to be materially different. For example, operating results may be affected by external factors such as: changes in laws and regulations, including changes in accounting standards; changes in overall economic conditions, including the interest rate environment in which we operate and currency fluctuations; consumer perception of the availability of credit, including the ramifications of filing for personal bankruptcy; the effectiveness of programs to predict delinquency or loss or improve collections; and consumer acceptance and demand for our loan products.

ITEM 2. PROPERTIES.

     Our operations are located in 47 states in the United States, 10 provinces in Canada and in the United Kingdom with principal facilities located in Anaheim, California; Chesapeake, Virginia; Virginia Beach, Virginia; Elmhurst, Illinois; Hanover, Maryland; Las Vegas, Nevada; Pomona, California; Prospect Heights, Illinois; Salinas, California; San Diego, California; Wood Dale, Illinois; North York, Ontario, Canada; Birmingham, United Kingdom and Windsor, Berkshire, United Kingdom.

     Substantially all branch offices, divisional offices, corporate offices, regional processing and regional servicing center space is operated under lease with the exception of the headquarters building for our United Kingdom operations and a credit card processing facility in Las Vegas, Nevada. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.

     During 1997 we invested $65 million in capital expenditures, compared to $97 million in 1996 and $76 million in 1995.

ITEM 3. LEGAL PROCEEDINGS.

     We have developed and implemented compliance functions to monitor our operations to ensure that we comply with all applicable laws. However, we are parties to various legal proceedings, including product liability and environmental claims, resulting from ordinary business activities relating to our current and/or former operations. Certain of these actions are or purport to be class actions seeking damages in very large amounts. Due to the uncertainties in litigation and other factors, we cannot assure you that we will ultimately prevail in each instance. We believe that we have meritorious defenses to these actions and any adverse decision should not materially affect our consolidated financial condition.

     During the past several years, the press has widely reported certain industry related concerns which may impact us. Some of these involve the amount of litigation instituted against finance and insurance companies operating in the state of Alabama and the large punitive awards obtained from juries in that state. Like other companies in this industry, some of our subsidiaries are involved in a number of lawsuits pending against them in Alabama, many of which relate to the financing of satellite television broadcast receivers. We discontinued financing such receivers in 1995. The Alabama cases generally allege inadequate disclosure or misrepresentation of financing terms. In many suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Several of these suits purport to be class actions. The judicial climate in Alabama is such that the outcome of all of these cases is unpredictable. Although our subsidiaries believe they have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Appropriate insurance carriers have been notified of each claim, and a number of reservations of rights letters have been received. Certain of these claims have been partially covered by insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of March 18, 1998 there were 10,081 record shareholders of Household's common stock.

     Additional information required by this Item is incorporated by reference to pages 37 and 67 of our 1997 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

     Information required by this Item is incorporated by reference to page 18 of our 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information required by this Item is incorporated by reference to pages 20 through 36 of our 1997 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information required by this Item is incorporated by reference to pages 28, 29 and 31 of our 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our Financial Statements meet the requirements of Regulation S-X. Such Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K, are incorporated by reference to page 32, pages 37 through 63 and page 65 of our 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following information on our executive officers is included pursuant to
Item 401(b) of Regulation S-K.

     William F. Aldinger, age 50, joined Household in September 1994, as President and Chief Executive Officer. In May 1996 he was appointed our Chairman and Chief Executive Officer. Mr. Aldinger served as Vice Chairman of Wells Fargo Bank and a Director of several Wells Fargo subsidiaries from 1986 until joining us. Mr. Aldinger is also a director of Household Finance Corporation (one of our subsidiaries), SunAmerica Inc., and Stone Container Corporation.

     Lawrence N. Bangs, age 61, was appointed Group Executive-Private Label, United Kingdom, Canada, Insurance, Auto Finance and U.S. Consumer Banking in 1995. Since joining Household Finance Corporation in 1959, Mr. Bangs has served in various capacities in our U.S. consumer finance and United Kingdom operations, most recently as Managing Director and Chief Executive Officer of our United Kingdom operations.

     Robert F. Elliott, age 57, was appointed Vice Chairman in 1998 having previously served as Group Executive-U.S. Consumer Finance since 1994. Prior thereto, from April 1993 to September 1994, he was Group Executive-Office of the President and from 1988 to 1993 he was Group Executive-U.S. Consumer Finance and Australia. Mr. Elliott joined Household Finance Corporation in 1964 and has served in various capacities in our consumer finance business.

     Gary D. Gilmer, age 48, was appointed Group Executive-U.S. Consumer Finance in 1998. Since joining Household Finance Corporation in 1972, Mr. Gilmer has served in various capacities in our consumer banking, private label and life insurance businesses, most recently as Managing Director and Chief Executive Officer of our United Kingdom operations.

     David A. Schoenholz, age 46, was appointed Executive Vice President-Chief Financial Officer in 1996, having previously served as Senior Vice President-Chief Financial Officer since 1994, Vice President-Chief Accounting Officer since 1993, Vice President since 1989 and Controller since 1987. He joined Household in 1985 as Director-Internal Audit.

     David B. Barany, age 54, was appointed Senior Vice President-Chief Information Officer in 1996, having previously served as Vice President-Chief Information Officer since 1988. Mr. Barany joined Household in 1985 as Vice President/Controller of our financial services business.

     Colin P. Kelly, age 55, was appointed Senior Vice President-Human Resources in 1996, having previously served as Vice President-Human Resources since 1988. Mr. Kelly joined Household Finance Corporation in 1965 and has served in various management positions.

     Kenneth H. Robin, age 51, was appointed Senior Vice President-General Counsel in 1996, having previously served as Vice President-General Counsel since 1993. He joined Household in 1989 as Assistant General Counsel-Financial Services. Prior to joining Household, Mr. Robin held various positions in the legal departments of Citicorp and Citibank, N.A. from 1977 to 1989.

     Edgar D. Ancona, age 45, was appointed Managing Director-Treasurer in 1996, having previously served as Vice President-Treasurer since joining Household in 1994. For the previous 17 years he held a variety of treasury and operational positions with Citicorp.

     John W. Blenke, age 42, was appointed Vice President-Corporate Law and Assistant Secretary in 1996, having previously served as Assistant General Counsel and Secretary since 1993, and Assistant General Counsel-Securities and Corporate Law and Assistant Secretary since 1991. Mr. Blenke joined Household in 1989 as Corporate Finance Counsel.

     Michael A. DeLuca, age 49, was appointed Managing Director-Taxes in 1996, having previously served as Vice President-Taxes from 1988 to 1996. Mr. DeLuca joined Household in 1985 as Director of Tax Planning and Tax Counsel.

     Richard J. Kolb, age 45, was appointed Vice President-Management Reporting and Analysis in 1996. He joined Household in 1995 as Vice President-Controller. Prior to joining Household, Mr. Kolb held a variety of financial positions with Wells Fargo Bank, most recently serving as Vice President and Group Finance Officer.

     Steven L. McDonald, age 37, joined Household in 1996 as Vice
President-Corporate Controller. From 1991 until joining Household, he was Senior Vice President-Accounting and Finance of First USA, Inc.

     Randall L. Raup, age 44, was appointed Managing Director-Strategy and Development in 1996, having previously served as Vice President-Strategy and Development since 1995. Since joining Household in 1984, Mr. Raup has held positions in the planning, treasury control, corporate reporting and internal audit areas.

     Paul R. Shay, age 44, was appointed Assistant General Counsel and Secretary in 1996, having previously served as Executive Director/General Counsel and Secretary for our insurance subsidiary. Prior to joining Household in 1993, Mr. Shay held various positions in Citicorp's legal department from 1978 to 1993.

     Craig A. Streem, age 48, joined Household in 1996 as Vice President-Investor Relations. Prior to joining Household, he was Corporate Vice President and Director of Investor Relations of PaineWebber Group, Inc., from 1995 to 1996, Vice President of Investor Relations and Corporate Secretary of National Media Corporation from 1992 to 1994, and held various positions in the investor relations, corporate treasury and corporate accounting and reporting areas of American Express Company from 1979 to 1992.

     There are no family relationships among our executive officers. The term of office of each executive officer is at the discretion of the Board of Directors.

     Additional information required by this Item is incorporated by reference to "Nominees For Director" and "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" in our definitive Proxy Statement for our 1998 Annual Meeting of Stockholders scheduled to be held May 13, 1998 (the "1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item is incorporated by reference to "Executive Compensation", "Report of the Compensation Committee on Executive Compensation", "Performance of Household", "Employment Agreements",
"Savings -- Stock Ownership and Pension Plans", "Incentive and Stock Option Plans", and "Directors' Compensation" in our 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item is incorporated by reference to "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in our 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item is incorporated by reference to "Incentive and Stock Option Plans" in our 1998 Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS.

     The consolidated financial statements listed below, together with an opinion of Arthur Andersen LLP, dated January 21, 1998, with respect thereto, are incorporated by reference herein pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K. An opinion of Arthur Andersen LLP is also included in this Annual Report on Form 10-K.

     Household International, Inc. and Subsidiaries:

          Consolidated Statements of Income for the Three Years Ended December 31, 1997.

          Consolidated Balance Sheets, December 31, 1997 and 1996.

          Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1997.

          Consolidated Statements of Changes in Preferred Stock and Common Shareholders' Equity for the Three Years Ended December 31, 1997.

          Notes to Consolidated Financial Statements.

          Report of Independent Public Accountants.

          Selected Quarterly Financial Data (Unaudited).

(B) REPORTS ON FORM 8-K.

     We did not file any Current Report on Form 8-K during the three months ended December 31, 1997.

(C) EXHIBITS.

    3(i)     Restated Certificate of Incorporation of Household
             International, Inc. as amended (incorporated by reference to Exhibit 3(i) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
    3(ii)    Bylaws of Household International, Inc. as amended November
             11, 1997.

    4(a)     Rights Agreement dated as of July 9, 1996, between Household
             International, Inc. and Harris Trust and Savings Bank, as
             Rights Agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated July 9, 1996).
    4(b)     Standard Multiple-Series Indenture Provisions for Senior
             Debt Securities of Household Finance Corporation dated as of
             June 1, 1992 (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of Household Finance
             Corporation, No. 33-48854).
    4(c)     Indenture dated as of December 1, 1993 for Senior Debt
             Securities between Household Finance Corporation and The
             Chase Manhattan Bank (National Association), as Trustee
             (incorporated by reference to Exhibit 4(b) to the
             Registration Statement on Form S-3 of Household Finance
             Corporation, No. 33-55561).
    4(d)     The principal amount of debt outstanding under each other
             instrument defining the rights of holders of our long-term senior and senior subordinated debt does not exceed 10
             percent of our total assets. Household agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our
             long-term senior and senior subordinated debt.
    10.1     Household International, Inc. Key Executive Bonus Plan
             (incorporated by reference to Exhibit 10.1 of our Annual
             Report on Form 10-K for the fiscal year ended December 31,
             1994).
    10.2     Household International, Inc. Corporate Executive Bonus
             Plan.
    10.3     Household International, Inc. Long-Term Executive Incentive
             Compensation Plan, as amended (incorporated by reference to
             Exhibit 10.3 of our Annual Report on Form 10-K for the
             fiscal year ended December 31, 1995).
    10.4     Forms of stock option and restricted stock rights agreements under the Household International, Inc. Long-Term Executive
             Incentive Compensation Plan (incorporated by reference to
             Exhibit 10.4 of our Annual Report on Form 10-K for the
             fiscal year ended December 31, 1995).
    10.5     Household International, Inc. 1996 Long-Term Executive
             Incentive Compensation Plan.
    10.6     Forms of stock option and restricted stock rights agreements under the Household International, Inc. 1996 Long-Term
             Executive Incentive Compensation Plan.
    10.7     Household International, Inc. Deferred Fee Plan for
             Directors.
    10.8     Household International, Inc. Deferred Phantom Stock Plan
             for Directors.
    10.9     Household International, Inc. Non-Qualified Deferred
             Compensation Plan for Executives.
    10.10    Executive Employment Agreement between Household
             International, Inc. and W. F. Aldinger (incorporated by
             reference to Exhibit 10.9 of our Quarterly Report on Form
             10-Q for the quarter ended September 30, 1996).
    10.11    Executive Employment Agreement between Household
             International, Inc. and R. F. Elliott (incorporated by
             reference to Exhibit 10.12 of our Quarterly Report on Form
             10-Q for the quarter ended September 30, 1996).
    10.12    Executive Employment Agreement between Household
             International, Inc. and D. A. Schoenholz (incorporated by
             reference to Exhibit 10.13 of our Quarterly Report on Form
             10-Q for the quarter ended September 30, 1996).
    10.13    Executive Employment Agreement between Household
             International, Inc. and L. N. Bangs (incorporated by
             reference to Exhibit 10.13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
    10.14    Executive Employment Agreement between Household
             International, Inc. and G. D. Gilmer.
    10.15    Supplemental Executive Retirement Plan for W. F. Aldinger.
    11       Statement of Computation of Earnings per Share.
    12       Statement of Computation of Ratio of Earnings to Fixed
             Charges and to Combined Fixed Charges and Preferred Stock
             Dividends.

    13       Material incorporated by reference to Household
             International, Inc.'s 1997 Annual Report to Shareholders.
    21       List of our subsidiaries.
    23       Consent of Arthur Andersen LLP, Certified Public
             Accountants.
    24       Power of Attorney, included on page 13 hereof.
    27       Financial Data Schedule.
    27.1     Restated Financial Data Schedule.
    27.2     Restated Financial Data Schedule.
    99(a)    Annual Report on Form 11-K for the Household International,
             Inc. Tax Reduction Investment Plan (to be filed by
             amendment).
    99(b)    Ratings of Household International, Inc. and its significant subsidiaries.


     We will furnish copies of the exhibits referred to above to our stockholders upon receiving a written request therefor. We charge fifteen cents per page for providing these copies. Requests should be made to Household International, Inc., 2700 Sanders Road, Prospect Heights, Illinois 60070,
Attention: Office of the Secretary.

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

                                        HOUSEHOLD INTERNATIONAL, INC.

Dated: March 30, 1998

                                        By         /s/ W.F. ALDINGER
                                           -------------------------------------
                                                 W. F. Aldinger, Chairman
                                                and Chief Executive Officer

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

                 /s/ R. J. DARNALL                    Director
---------------------------------------------------
                  (R. J. Darnall)

                 /s/ G. G. DILLON                     Director
---------------------------------------------------
                  (G. G. Dillon)

                /s/ J. A. EDWARDSON                   Director
---------------------------------------------------
                 (J. A. Edwardson)

                  /s/ M. J. EVANS                     Director
---------------------------------------------------
                   (M. J. Evans)

                /s/ J. D. FISHBURN                    Director
---------------------------------------------------
                 (J. D. Fishburn)

             /s/ C. F. FREIDHEIM, JR.                 Director
---------------------------------------------------
              (C. F. Freidheim, Jr.)

                                                              March 30, 1998

                     SIGNATURE                                     TITLE                         DATE
                     ---------                                     -----                         ----

                  /s/ L. E. LEVY                      Director
---------------------------------------------------
                   (L. E. Levy)

                  /s/ G. A. LORCH                     Director
---------------------------------------------------
                   (G. A. Lorch)

                 /s/ J. D. NICHOLS                    Director
---------------------------------------------------
                  (J. D. Nichols)

                /s/ J. B. PITBLADO                    Director
---------------------------------------------------
                 (J. B. Pitblado)

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

                                                              March 30, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Household International, Inc.:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Household International, Inc.'s 1997 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(d) are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                /s/ ARTHUR ANDERSEN LLP

Chicago, Illinois
January 21, 1998

                                                                      SCHEDULE I

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
================================================================================

                         CONDENSED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                                    YEAR ENDED DECEMBER 31
                                                              ----------------------------------
                                                                1997         1996         1995
                                                              --------     --------     --------
Equity in earnings of subsidiaries..........................   $717.2       $596.1       $489.2
Finance and other income....................................     26.3         24.4         36.5
                                                               ------       ------       ------
     Total income...........................................    743.5        620.5        525.7
                                                               ------       ------       ------
Expenses:
     Administrative.........................................     59.0         99.1         69.0
     Interest...............................................     37.9         28.9         27.3
                                                               ------       ------       ------
     Total expenses.........................................     96.9        128.0         96.3
                                                               ------       ------       ------
Income before income tax benefit............................    646.6        492.5        429.4
Income tax benefit..........................................     40.0         46.1         23.8
                                                               ------       ------       ------
     Net income.............................................   $686.6       $538.6       $453.2
                                                               ======       ======       ======

            See accompanying note to condensed financial statements.
================================================================================

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
================================================================================

                            CONDENSED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                      DECEMBER 31
                                                                -----------------------
                                                                  1997           1996
                                                                --------       --------
Assets:

     Cash...................................................    $    2.1       $    1.7
     Investments in and advances to (from) subsidiaries.....     5,243.4        3,639.7
     Other assets...........................................       412.9          396.5
                                                                --------       --------
     Total assets...........................................    $5,658.4       $4,037.9
                                                                ========       ========
Liabilities and shareholders' equity:
     Commercial paper.......................................    $  281.5       $  203.3
     Senior debt (with original maturities over one year)...       189.7          189.7
                                                                --------       --------
     Total debt.............................................       471.2          393.0
     Other liabilities......................................       346.0          323.7
                                                                --------       --------
     Total liabilities......................................       817.2          716.7
     Company obligated mandatorily redeemable preferred
      securities of subsidiary trusts*......................       175.0          175.0
     Preferred stock........................................       150.0          205.0
     Common shareholders' equity............................     4,516.2        2,941.2
                                                                --------       --------
     Total liabilities and shareholders' equity.............    $5,658.4       $4,037.9
                                                                ========       ========

* The sole assets of the two trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in June 1996 and June 1995, bearing interest at 8.70 and 8.25 percent, respectively, with principal balances of $103.1 and $77.3 million, respectively, and due June 30, 2036 and June 30, 2025, respectively.

            See accompanying note to condensed financial statements.
================================================================================

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
================================================================================

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                                1997        1996       1995
                                                              ---------    -------    -------
CASH PROVIDED BY (USED IN) OPERATIONS
Net income..................................................  $   686.6    $ 538.6    $ 453.2
Adjustments to reconcile net income to net cash provided by
  (used in) operations:
  Equity in earnings of subsidiaries........................     (717.2)    (596.1)    (489.2)
  Other operating activities................................       33.1      331.4     (299.7)
                                                              ---------    -------    -------
Cash provided by (used in) operations.......................        2.5      273.9     (335.7)
                                                              ---------    -------    -------
INVESTMENT IN OPERATIONS
Dividends from subsidiaries.................................      313.1      265.0      401.4
Investment in and advances to (from) subsidiaries, net......   (1,025.8)    (284.9)     (90.7)
Sale of finance receivables to subsidiary...................         --         --      165.8
Other investing activities..................................        2.1       (9.4)      (2.6)
                                                              ---------    -------    -------
Cash increase (decrease) from investment in operations......     (710.6)     (29.3)     473.9
                                                              ---------    -------    -------
FINANCING AND CAPITAL TRANSACTIONS
Net increase (decrease) in commercial paper.................       78.2      (83.2)     186.5
Retirement of senior debt...................................     (100.0)    (150.0)    (100.0)
Issuance of senior debt.....................................      100.0       89.9         --
Shareholders' dividends.....................................     (181.3)    (158.4)    (154.0)
Issuance of company obligated mandatorily redeemable
  preferred securities of subsidiary trusts.................         --      100.0       75.0
Purchase of treasury stock..................................     (155.7)     (56.7)     (59.7)
Issuance of common stock....................................    1,022.3       15.2       24.7
Redemption of preferred stock...............................      (55.0)        --     (115.0)
                                                              ---------    -------    -------
Cash increase (decrease) from financing and capital
  transactions..............................................      708.5     (243.2)    (142.5)
                                                              ---------    -------    -------
Increase (decrease) in cash.................................         .4        1.4       (4.3)
Cash at January 1...........................................        1.7         .3        4.6
                                                              ---------    -------    -------
CASH AT DECEMBER 31.........................................  $     2.1    $   1.7    $    .3
                                                              =========    =======    =======

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

     Under an agreement with the Office of Thrift Supervision, Household will maintain the capital of the Bank, at a level consistent with certain minimum capital requirements.

     Household received cash dividends from the Bank of $50, $265 and $246 million in 1997, 1996 and 1995, respectively.

     Household has guaranteed payment of all long-term debt obligations of Household Financial Corporation Limited ("HFCL"), a Canadian subsidiary. The amount of guaranteed debt outstanding at HFCL on December 31, 1997 and 1996 was $749 and $856 million, respectively.

     Household has also guaranteed payment of all debt obligations (excluding certain deposits) of Household International (U.K.) Limited ("HIUK"). The amount of guaranteed debt outstanding at HIUK on December 31, 1997 and 1996 was approximately $1.6 and $1.4 billion, respectively.

================================================================================

                                                                     SCHEDULE II

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
================================================================================

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Unearned credit insurance premiums and claims reserves:
  Unearned credit insurance premiums:
     Balance at January 1...................................   $118.5    $  100.9   $   64.4
     Earned premiums........................................    (79.8)      (90.4)     (64.1)
     Net premiums written and reinsurance assumed...........     99.0        98.4       68.1
     Other items............................................      8.4         9.6       32.5
                                                               ------    --------   --------
     Balance at December 31.................................    146.1       118.5      100.9
                                                               ------    --------   --------
  Claims reserves:
     Balance at January 1...................................     66.1        59.0       57.8
     Provision for claims...................................     75.6        81.6       69.9
     Benefits paid..........................................    (65.1)      (77.0)     (66.2)
     Other items............................................      5.7         2.5       (2.5)
                                                               ------    --------   --------
     Balance at December 31.................................     82.3        66.1       59.0
                                                               ------    --------   --------
  Total at December 31......................................   $228.4    $  184.6   $  159.9
                                                               ======    ========   ========

================================================================================

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
3(i)           Restated Certificate of Incorporation of Household
               International, Inc. as amended (incorporated by reference to
               Exhibit 3(i) of our Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1997).
3(ii)          Bylaws of Household International, Inc. as amended November
               11, 1997.
4(a)           Rights Agreement dated as of July 9, 1996, between Household
               International, Inc. and Harris Trust and Savings Bank, as
               Rights Agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated July 9, 1996).
4(b)           Standard Multiple-Series Indenture Provisions for Senior
               Debt Securities of Household Finance Corporation dated as of
               June 1, 1992 (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of Household Finance
               Corporation, No. 33-44854).
4(c)           Indenture dated as of December 1, 1993 for Senior Debt
               Securities between Household Finance Corporation and The
               Chase Manhattan Bank (National Association), as Trustee
               (incorporated by reference to Exhibit 4(b) to the
               Registration Statement on Form S-3 of Household Finance
               Corporation, No. 33-55561).
4(d)           The principal amount of debt outstanding under each other
               instrument defining the rights of holders of our long-term senior and senior subordinated debt does not exceed 10
               percent of our total assets. Household agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our
               long-term senior and senior subordinated debt.
10.1           Household International, Inc. Key Executive Bonus Plan
               (incorporated by reference to Exhibit 10.1 of our Annual
               Report on Form 10-K for the fiscal year ended December 31,
               1994).
10.2           Household International, Inc. Corporate Executive Bonus
               Plan.
10.3           Household International, Inc. Long-Term Executive Incentive
               Compensation Plan, as amended (incorporated by reference to
               Exhibit 10.3 of our Annual Report on Form 10-K for the
               fiscal year ended December 31, 1995).
10.4           Forms of stock option and restricted stock rights agreements under the Household International, Inc. Long-Term Executive
               Incentive Compensation Plan (incorporated by reference to
               Exhibit 10.4 of our Annual Report on Form 10-K for the
               fiscal year ended December 31, 1995).
10.5           Household International, Inc. 1996 Long-Term Executive
               Incentive Compensation Plan.
10.6           Forms of stock option and restricted stock rights agreements under the Household International, Inc. 1996 Long-Term
               Executive Incentive Compensation Plan.
10.7           Household International, Inc. Deferred Fee Plan for
               Directors.
10.8           Household International, Inc. Deferred Phantom Stock Plan
               for Directors.
10.9           Household International, Inc. Non-Qualified Deferred
               Compensation Plan for Executives.
10.10          Executive Employment Agreement between Household
               International, Inc. and W. F. Aldinger (incorporated by
               reference to Exhibit 10.9 of our Quarterly Report on Form
               10-Q for the quarter ended September 30, 1996).

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
10.11          Executive Employment Agreement between Household
               International, Inc. and R. F. Elliott (incorporated by
               reference to Exhibit 10.12 of our Quarterly Report on Form
               10-Q for the quarter ended September 30, 1996).
10.12          Executive Employment Agreement between Household
               International, Inc. and D. A. Schoenholz (incorporated by
               reference to Exhibit 10.13 of our Quarterly Report on Form
               10-Q for the quarter ended September 30, 1996).
10.13          Executive Employment Agreement between Household
               International, Inc. and L. N. Bangs (incorporated by
               reference to Exhibit 10.13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.14          Executive Employment Agreement between Household
               International, Inc. and G. D. Gilmer.
10.15          Supplemental Executive Retirement Plan for W. F. Aldinger.
11             Statement of Computation of Earnings per Share.
12             Statement of Computation of Ratio of Earnings to Fixed
               Charges and to Combined Fixed Charges and Preferred Stock
               Dividends.
13             Material incorporated by reference to Household
               International, Inc.'s 1997 Annual Report to Shareholders.
21             List of our subsidiaries.
23             Consent of Arthur Andersen LLP, Certified Public
               Accountants.
24             Power of Attorney, included on page 13 hereof.
27             Financial Data Schedule.
27.1           Restated Financial Data Schedule.
27.2           Restated Financial Data Schedule.
99(a)          Annual Report on Form 11-K for the Household International,
               Inc. Tax Reduction Investment Plan (to be filed by
               amendment).
99(b)          Ratings of Household International, Inc. and its significant subsidiaries.