Form 10-Q
period 1998-03-31
HOUSEHOLD INTERNATIONAL INC
filed 1998-05-12
CIK 354964

                             FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1998, there were 107,331,246 shares of registrant's common stock outstanding.

          HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES



                         Table of Contents


PART I.   Financial Information                            Page
                                                           ----
  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited) - Three Months
          Ended March 31, 1998 and 1997                       2

          Condensed Consolidated Balance Sheets -
          March 31, 1998 (Unaudited) and December 31, 1997    3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended
          March 31, 1998 and 1997                             4

          Financial Highlights                                5

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)                              6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      12



PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                   21

  Signature                                                  22

PART 1.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

All amounts, except per share data, are stated in millions.

------------------------------------------------------------------------------------------
Three months ended March 31                                             1998          1997
------------------------------------------------------------------------------------------
Finance income                                                        $771.3        $751.6
Other interest income                                                   12.3           8.3
Interest expense                                                       388.6         365.1
                                                                      ------        ------
Net interest margin                                                    395.0         394.8
Provision for credit losses on owned receivables                       261.5         293.4
                                                                      ------        ------
Net interest margin after provision for credit losses                  133.5         101.4
                                                                      ------        ------
Securitization income                                                  377.8         330.7
Insurance revenues                                                      74.5          65.4
Investment income                                                       29.6          33.2
Fee income                                                              99.5          77.4
Other income                                                            14.8          69.1
                                                                      ------        ------
Total other revenues                                                   596.2         575.8
                                                                      ------        ------
Salaries and fringe benefits                                           165.2         147.6
Occupancy and equipment expense                                         54.5          53.9
Other marketing expenses                                                81.1          81.9
Other servicing and administrative expenses                             85.8         109.4
Amortization of acquired intangibles and goodwill                       42.4          36.8
Policyholders' benefits                                                 47.7          47.0
                                                                      ------        ------
Total costs and expenses                                               476.7         476.6
                                                                      ------        ------
Income before income taxes                                             253.0         200.6
Income taxes                                                            82.7          69.1
                                                                      ------        ------
Net income                                                            $170.3        $131.5
                                                                      ======        ======

Earnings per common share:
  Net income                                                          $170.3        $131.5
  Preferred dividends                                                   (2.9)         (3.2)
                                                                      ------        ------
  Earnings available to common shareholders                           $167.4        $128.3
                                                                      ======        ======
  Average common shares                                                107.2          97.2
                                                                      ------        ------
  Average common and common equivalent shares                          108.7          98.6
                                                                      ------        ------
  Basic earnings per common share                                     $ 1.56        $ 1.32
                                                                      ------        ------
  Diluted earnings per common share                                   $ 1.54        $ 1.30
                                                                      ------        ------
Dividends declared per common share                                      .45           .39
                                                                      ======        ======

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

In millions, except share data.

-------------------------------------------------------------------------------------------------
                                                                       March 31,     December 31,
                                                                           1998              1997
-------------------------------------------------------------------------------------------------
ASSETS                                                              (Unaudited)
------
Cash                                                                  $   195.1         $   280.4
Investment securities                                                   2,625.5           2,285.6
Receivables, net                                                       25,672.1          23,862.7
Acquired intangibles and goodwill, net                                  1,894.7           1,754.7
Properties and equipment, net                                             279.6             309.4
Real estate owned                                                         139.6             127.3
Other assets                                                            2,090.3           1,682.5
                                                                      ---------         ---------
Total assets                                                          $32,896.9         $30,302.6
                                                                      =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Debt:
  Deposits                                                            $ 1,881.6         $ 1,788.9
  Commercial paper, bank and other borrowings                           6,769.0           6,081.0
  Senior and senior subordinated debt (with
     original maturities over one year)                                16,297.1          14,849.0
                                                                      ---------         ---------
Total debt                                                             24,947.7          22,718.9
Insurance policy and claim reserves                                     1,140.5           1,257.2
Other liabilities                                                       1,646.4           1,485.3
                                                                      ---------         ---------
Total liabilities                                                      27,734.6          25,461.4
                                                                      ---------         ---------
Company obligated mandatorily redeemable
  preferred securities of subsidiary trusts*                              375.0             175.0
                                                                      ---------         ---------
Preferred stock                                                           150.0             150.0
                                                                      ---------         ---------
Common shareholders' equity:
  Common stock, $1.00 par value, 250,000,000
     shares authorized, 124,331,175 shares
     issued at March 31, 1998 and
     December 31, 1997                                                    124.3             124.3
  Additional paid-in capital                                            1,532.2           1,531.8
  Retained earnings                                                     3,701.3           3,582.1
  Foreign currency translation adjustments                               (129.1)           (128.3)
  Unrealized gain on investments, net                                       7.6               3.6
  Less common stock in treasury, 17,013,238 and
     17,173,143 shares at March 31, 1998 and
     December 31, 1997, respectively, at cost                            (599.0)           (597.3)
                                                                      ---------         ---------
Total common shareholders' equity                                       4,637.3           4,516.2
                                                                      ---------         ---------
Total liabilities and shareholders' equity                            $32,896.9         $30,302.6
                                                                      =========         =========

* As described in note 8 to the financial statements, the sole assets of the three trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in March 1998, June 1996 and June 1995, bearing interest at 7.25, 8.70 and 8.25 percent, respectively, with principal balances of $206.2, $103.1 and $77.3 million, respectively, and due December 31, 2037, June 30, 2036 and June 30, 2025, respectively.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

In millions.

-----------------------------------------------------------------------------------------------
Three months ended March 31                                               1998             1997
-----------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                                           $   170.3        $   131.5
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned receivables                       261.5            293.4
  Insurance policy and claim reserves                                   (116.5)            21.6
  Depreciation and amortization                                           65.9             62.4
  Net realized (gains) losses from sales of assets                         -              (55.0)
  Other, net                                                            (181.6)            61.8
                                                                     ---------        ---------
Cash provided by operations                                              199.6            515.7
                                                                     ---------        ---------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                                             (327.9)          (407.8)
  Matured                                                                 67.1             94.3
  Sold                                                                   167.6            210.6
Short-term investment securities, net change                            (231.1)           (19.6)
Receivables:
  Originations, net                                                   (6,709.3)        (5,765.5)
  Purchases and related premiums                                      (2,106.2)          (234.2)
  Sold                                                                 6,555.1          7,305.1
Properties and equipment purchased                                       (11.6)           (15.5)
Properties and equipment sold                                             20.4              4.9
                                                                     ---------        ---------
Cash increase (decrease) from investments in operations               (2,575.9)         1,172.3
                                                                     ---------        ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change                          646.6           (938.6)
Time certificates, net change                                             91.8           (111.5)
Senior and senior subordinated debt issued                             2,445.8            772.3
Senior and senior subordinated debt retired                           (1,025.4)        (1,328.4)
Policyholders' benefits paid                                             (27.4)           (38.4)
Cash received from policyholders                                          26.6             69.9
Shareholders' dividends                                                  (51.1)           (41.1)
Redemption of preferred stock                                              -              (55.0)
Purchase of treasury stock                                                (9.8)             -
Issuance of common stock                                                   1.9              9.2
Issuance of company obligated mandatorily redeemable
  preferred securities of subsidiary trusts                              200.0              -
                                                                     ---------        ---------
Cash increase (decrease) from financing and
  capital transactions                                                 2,299.0         (1,661.6)
                                                                     ---------        ---------
Effect of exchange rate changes on cash                                   (8.0)            28.5
                                                                     ---------        ---------
Increase (decrease) in cash                                              (85.3)            54.9
Cash at January 1                                                        280.4            239.2
                                                                     ---------        ---------
Cash at March 31                                                     $   195.1        $   294.1
                                                                     =========        =========
Supplemental cash flow information:
Interest paid                                                        $   359.5        $   335.8
                                                                     ---------        ---------
Income taxes paid                                                          6.1             10.6
                                                                     ---------        ---------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

All dollar amounts are stated in millions.

-------------------------------------------------------------------------------------------------
Three months ended March 31                                                1998              1997
-------------------------------------------------------------------------------------------------
Net income                                                            $   170.3         $   131.5
                                                                      ---------         ---------
Net interest margin and other revenues <F1>                               943.5             923.6
                                                                      ---------         ---------
Return on average common shareholders'
  equity <F2>                                                              14.7%             17.1%
                                                                      ---------         ---------
Return on average owned assets <F2>                                        2.14              1.77
                                                                      ---------         ---------
Managed basis efficiency ratio, normalized <F3>                            35.6              38.3
                                                                      ---------         ---------

All dollar amounts are stated in millions.
-------------------------------------------------------------------------------------------------
                                                                      March 31,      December 31,
                                                                          1998               1997
-------------------------------------------------------------------------------------------------
Total assets:
  Owned                                                              $32,896.9          $30,302.6
  Managed                                                             53,593.3           51,868.4
                                                                     ---------          ---------
Receivables:
  Owned                                                              $25,644.3          $23,811.0
  Serviced with limited recourse                                      20,696.4           21,565.8
                                                                     ---------          ---------
  Managed                                                            $46,340.7          $45,376.8
                                                                     =========          =========
Total shareholders' equity as a percent of
  owned assets <F4>                                                      15.69%             15.98%
                                                                     ---------          ---------
Total shareholders' equity as a percent of
  managed assets <F4>                                                     9.63               9.33
                                                                     ---------          ---------

<F1>  Policyholders' benefits have been netted against other revenues.

<F2>  Annualized.

<F3>  Ratio of normalized operating expenses to managed net interest margin and other revenues less policyholders' benefits.

<F4>  Total shareholders' equity at March 31, 1998 and December 31,
      1997 includes common shareholders' equity, preferred stock and company obligated mandatorily redeemable preferred securities of subsidiary trusts.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION
--------------------------
The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. Additionally, these financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period's presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All share information is presented before giving effect to the previously announced Household three-for-one stock split which is to be effected in the form of a stock dividend and is expected to be paid on or about June 1, 1998. The stock split is pending stockholder approval to increase the number of authorized shares of Household common stock. Operating results for the three months ended March 31, 1998 should not be considered indicative of the results for any future quarters or the year ending December 31, 1998. Household and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 1997.


2.   PENDING MERGER
-------------------
On April 7, 1998, we announced that we entered into a definitive agreement to combine Household with Beneficial Corporation ("Beneficial"), a consumer finance holding company headquartered in Wilmington, Delaware. The merger, which is expected to close in the third quarter of 1998, is subject to the approval of both companies' shareholders, as well as certain regulatory authorities. Under the terms of the agreement, we will issue 1.0222 shares of our common stock for each outstanding share of Beneficial common stock. The merger will be accounted for as a pooling of interests. On March 31, 1998, Beneficial's total assets were $16.6 billion and shareholders' equity was $2.0 billion.

In connection with the merger, we expect to incur pre-tax merger and integration related costs of approximately $1 billion. These costs include lease exit costs and related fixed assets impairment, severance and change in control payments, asset write downs to reflect modified business plans, legal and investment banking fees, and prepayment premiums related to debt.

3.   INVESTMENT SECURITIES
--------------------------
Investment securities consisted of the following:

--------------------------------------------------------------------------------------------
In millions.                                    March 31, 1998             December 31, 1997
--------------------------------------------------------------------------------------------
                                       Amortized          Fair       Amortized          Fair
                                            Cost         Value            Cost         Value
--------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities            $  127.8      $  129.9        $  128.4      $  131.9
Corporate debt securities                1,193.9       1,204.6         1,238.3       1,251.6
U.S. government and federal
  agency debt securities                   209.4         208.4           232.1         220.4
Other                                    1,053.4       1,053.4           653.1         653.1
                                        --------      --------        --------      --------
Subtotal                                 2,584.5       2,596.3         2,251.9       2,257.0
Accrued investment income                   29.2          29.2            28.6          28.6
                                        --------      --------        --------      --------
Total investment securities             $2,613.7      $2,625.5        $2,280.5      $2,285.6
                                        ========      ========        ========      ========


4.  RECEIVABLES
---------------
Receivables consisted of the following:

------------------------------------------------------------------------------
                                                 March 31,        December 31,
In millions.                                          1998                1997
------------------------------------------------------------------------------
First mortgage                                   $   357.6           $   396.6
Home equity                                        8,627.8             7,933.2
Auto finance                                         654.4               487.5
MasterCard/Visa                                    6,503.9             5,927.3
Private label                                      4,653.1             4,682.9
Other unsecured                                    4,163.7             3,609.3
Commercial                                           683.8               774.2
                                                 ---------           ---------
Total owned receivables                           25,644.3            23,811.0

Accrued finance charges                              388.5               377.5
Credit loss reserve for owned receivables         (1,171.3)           (1,082.2)
Unearned credit insurance premiums and
  claims reserves                                   (233.2)             (228.4)
Amounts due and deferred from
  receivables sales                                1,873.0             1,847.1
Reserve for receivables serviced with
  limited recourse                                  (829.2)             (862.3)
                                                 ---------           ---------
Total owned receivables, net                      25,672.1            23,862.7
Receivables serviced with limited recourse        20,696.4            21,565.8
                                                 ---------           ---------
Total managed receivables, net                   $46,368.5           $45,428.5
                                                 =========           =========

The outstanding balance of receivables serviced with limited recourse consisted of the following:

----------------------------------------------------------------------
                                         March 31,        December 31,
In millions.                                  1998                1997
----------------------------------------------------------------------
Home equity                              $ 2,825.4           $ 3,125.9
Auto finance                                 348.0               395.9
MasterCard/Visa                           11,819.6            12,337.0
Private label                                986.2             1,025.0
Other unsecured                            4,717.2             4,682.0
                                         ---------           ---------
Total                                    $20,696.4           $21,565.8
                                         =========           =========

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

----------------------------------------------------------------------
                                         March 31,        December 31,
In millions.                                  1998                1997
----------------------------------------------------------------------
First mortgage                           $   357.6           $   396.6
Home equity                               11,453.2            11,059.1
Auto finance                               1,002.4               883.4
MasterCard/Visa                           18,323.5            18,264.3
Private label                              5,639.3             5,707.9
Other unsecured                            8,880.9             8,291.3
Commercial                                   683.8               774.2
                                         ---------           ---------
Total                                    $46,340.7           $45,376.8
                                         =========           =========

The amounts due and deferred from receivables sales were $1,873.0 million at March 31, 1998 and $1,847.1 million at December 31, 1997. The amounts due and deferred included unamortized securitization assets and funds set up under the recourse requirements for certain sales totaling $1,761.3 million at March 31, 1998 and $1,716.2 million at December 31, 1997. It also included customer payments not yet sent to us by the securitization trustee of $92.3 million at March 31, 1998 and $107.2 million at December 31, 1997. In addition, we have subordinated interests in certain transactions, which were recorded as receivables, of $1,107.8 million at March 31, 1998 and $1,098.1 million at December 31, 1997. We have agreements with a "AAA"-rated third party who will insure us for up to $21.2 million in losses relating to certain securitization transactions. We maintain credit loss reserves under the recourse requirements for receivables serviced with limited recourse which are based on estimated probable losses under those requirements. The reserves totaled $829.2 million at March 31, 1998 and $862.3 million at December 31, 1997 and represents our best estimate of probable losses on receivables serviced with limited recourse.

5.   CREDIT LOSS RESERVES
-------------------------
An analysis of credit loss reserves for the three months ended March 31 was as follows:

------------------------------------------------------------------------------
In millions.                                               1998           1997
------------------------------------------------------------------------------
Credit loss reserves for owned receivables
  at January 1                                         $1,082.2       $  900.2
Provision for credit losses                               261.5          293.4
Chargeoffs                                               (279.1)        (263.2)
Recoveries                                                 29.0           27.4
Portfolio acquisitions, net                                77.7          (13.9)
                                                       --------       --------
TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES
  AT MARCH 31                                           1,171.3          943.9
                                                       --------       --------

Credit loss reserves for receivables serviced with
  limited recourse at January 1                           862.3          696.0
Provision for credit losses                               261.5          249.1
Chargeoffs                                               (314.0)        (204.3)
Recoveries                                                 18.8            9.9
Other, net                                                   .6            2.6
                                                       --------       --------
TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED
  WITH LIMITED RECOURSE AT MARCH 31                       829.2          753.3
                                                       --------       --------
TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES
  AT MARCH 31                                          $2,000.5       $1,697.2
                                                       ========       ========

6.   INCOME TAXES
-----------------
The effective tax rate was 32.7 percent for the three months ended March 31, 1998 and 34.4 percent in the year-ago period. The effective tax rate differs from the statutory federal income tax rate in these years primarily because of the effects of (a) amortization and write-offs of intangible assets, (b) state and local income taxes, (c) reduction of noncurrent tax requirements and (d) leveraged lease tax benefits.

7.   EARNINGS PER COMMON SHARE
------------------------------
Computations of earnings per common share for the three months ended March 31 were as follows:

------------------------------------------------------------------------------
                                                          1998                          1997
                                        ----------------------        ----------------------
In millions, except per share data.     Diluted          Basic        Diluted          Basic
------------------------------------    -------          -----        -------         ------
Earnings:
  Net income                             $170.3         $170.3         $131.5         $131.5
  Preferred dividends                      (2.9)          (2.9)          (3.2)          (3.2)
                                         ------         ------         ------         ------
Earnings available to common
  shareholders                           $167.4         $167.4         $128.3         $128.3
                                         ======         ======         ======         ======
Average shares:
  Common                                  107.2          107.2           97.2           97.2
  Common equivalents                        1.5            -              1.4            -
                                         ------         ------         ------         ------
Total                                     108.7          107.2           98.6           97.2
                                         ======         ======         ======         ======
Earnings per common share                $ 1.54         $ 1.56         $ 1.30         $ 1.32
                                         ======         ======         ======         ======

On March 10, 1998, our Board of Directors declared a three-for-one common stock split, to be effected in the form of a stock dividend, subject to shareholders approving an increase in common shares at the Annual Meeting of Shareholders on May 13, 1998. If approved, shareholders of record as of May 14, 1998 will be issued new shares on or about June 1, 1998. All share information is presented before giving effect to the previously announced stock split.


8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS
------------------------------------------------------------------
In March 1998 Household Capital Trust IV ("HCT IV"), a wholly-owned subsidiary of Household, issued 8 million 7.25 percent Trust Preferred Securities ("preferred securities") at $25 per preferred security. The sole asset of HCT IV is $206.2 million of 7.25 percent Junior Subordinated Deferrable Interest Notes issued by Household. The junior subordinated notes held by HCT IV mature on December 31, 2037 and are redeemable by Household in whole or in part beginning on March 19, 2003, at which time the HCT IV preferred securities are callable at par of $25 per preferred security plus accrued and unpaid dividends. Net proceeds from the issuance of preferred securities were used for general corporate purposes.

In June 1996 Household Capital Trust II ("HCT II"), a wholly-owned subsidiary of Household, issued 4 million 8.70 percent preferred securities at $25 per preferred security. The sole asset of HCT II is $103.1 million of 8.70 percent Junior Subordinated Deferrable Interest Notes issued by Household. The junior subordinated notes held by HCT II mature on June 30, 2036 and are redeemable by Household in whole or in part beginning on June 30, 2001, at which time the HCT II preferred securities are callable at par value of $25 per preferred security plus accrued and unpaid dividends.

In 1995 Household Capital Trust I ("HCT I"), a wholly-owned subsidiary of Household, issued 3 million 8.25 percent preferred securities at $25 per preferred security. The sole asset of HCT I is $77.3 million of 8.25 percent Junior Subordinated Deferrable Interest Notes issued by Household. The junior subordinated notes held by HCT I mature on June 30, 2025 and are redeemable by Household in whole or in part beginning June 30, 2000, at which time the HCT I preferred securities are callable at par value of $25 per preferred security plus accrued and unpaid dividends. HCT I may elect to extend the maturity of its preferred securities to June 30, 2044.

The obligations of Household with respect to the junior subordinated notes, when considered together with certain undertakings of Household with respect to HCT I, HCT II and HCT IV, constitute full and unconditional guarantees by Household of HCT I's, HCT II's and HCT IV's obligations under the respective preferred securities. The preferred securities are classified in our balance sheets as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interest in the trusts) at their face and redemption amount of $375 million at March 31, 1998 and $175 million at December 31, 1997. The preferred securities have a liquidation value of $25 per preferred security. Dividends on the preferred securities are cumulative, payable quarterly in arrears, and are deferrable at Household's option for up to five years from date of issuance. Household cannot pay dividends on its preferred and common stocks during such deferments.


9.  COMPREHENSIVE INCOME
------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS No. 130"), effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and presentation of comprehensive income. Comprehensive income, in addition to traditional net income, includes the mark-to-market adjustments on available-for-sale securities, cumulative translation adjustments and other items which represent a change in equity from "nonowner" sources. FAS No. 130 does not change existing requirements for certain items to be reported as a separate component of shareholders' equity. In accordance with the interim reporting guidelines of FAS No. 130, comprehensive income was $173.5 million for the quarter ended March 31, 1998 and $105.6 million for the quarter ended March 31, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain estimates and projections regarding Household and our proposed merger with Beneficial Corporation, that may be forward-looking in nature, as defined by the Private Securities Litigation Reform Act of 1995. A variety of factors may cause actual results to differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference are discussed herein and in Household International's and Beneficial Corporation's Annual Reports on Forms 10-K, for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

OPERATIONS SUMMARY
------------------
Our net income for the first quarter of 1998 was $170.3 million, up 30 percent from $131.5 million in 1997. Diluted earnings per share was $1.54 for the first quarter of 1998, up 18 percent from $1.30 per share in 1997. Basic earnings per share, which excludes the impact of common stock equivalents, was $1.56 for the first quarter of 1998 compared to $1.32 in 1997. The difference between the percentage increases in net income and earnings per share for the first quarter was because we issued over nine million common shares in June 1997. Our annualized return on average common shareholders' equity for the first quarter of 1998 was 14.7 percent, compared to
17.1 percent in the year-ago period. This decrease in 1998 reflects the increase in average equity from the June common stock offering. Our annualized return on average owned assets improved to 2.14 percent in the 1998 first quarter from 1.77 percent a year ago.

- The following summarizes our operating results for our key businesses for the first quarter of 1998 compared to the prior year period:

  Results for our domestic consumer finance business improved from the prior year period reflecting higher net interest margin and fee income due mainly to higher levels of average managed receivables. These improvements were partially offset by higher credit losses resulting primarily from increased personal bankruptcy filings.

  Our MasterCard* and Visa* credit card business reported lower net interest margin partially offset by higher fee income and improved operating efficiency. This business includes our co-branding and affinity relationship strategies, in particular our alliance with General Motors Corporation ("GM") to issue the GM Card, a co-branded credit card, and the AFL-CIO's Union Privilege affinity relationship.

  Our private label credit card business reported higher credit losses, partially offset by higher net interest margin and fee income, and improved efficiency. Higher credit losses reflected higher personal bankruptcies as well as the maturing of promotional balances in the first quarter of 1998.

  Net income increased in our United Kingdom ("U.K.") operation primarily due to improved efficiency, as well as higher interchange income and insurance premiums, due to receivables growth. The Goldfish Card, issued in alliance with the Centrica Group, contributed significantly to the growth in credit card receivables during the quarter.



* MasterCard is a registered trademark of MasterCard
  International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

- Our normalized managed basis efficiency ratio improved to 35.6 percent for the first quarter of 1998 compared to 38.3 percent a year ago. The efficiency ratio is the ratio of operating expenses to the sum of our managed net interest margin and other revenues less policyholders' benefits. We normalize, or adjust for, items that are not indicative of ongoing operations. They include gains on the sales of loan portfolios and non-recurring restructuring expenses. The improvement in the managed ratio in 1998 resulted from growth in normalized managed net revenues over the prior year, compared to essentially no change in normalized operating expenses over the comparable period.

- We continued to increase our credit loss reserves during the first three months of 1998 due to the maturing of our unsecured loan portfolios and continued high levels of personal bankruptcies.

- On March 10, 1998, our Board of Directors declared a three-for-one common stock split, to be effected in the form of a stock dividend, subject to shareholders approving an increase in common shares at the Annual Meeting of Shareholders on May 13, 1998. If approved, shareholders of record as of May 14, 1998 will be issued new shares on or about June 1, 1998. All share information is presented before giving effect to the previously announced stock split.

- On April 7, 1998, we announced that we entered into a definitive agreement to combine Household with Beneficial Corporation ("Beneficial"), a consumer finance holding company headquartered in Wilmington, Delaware. The merger, which is expected to close in the third quarter of 1998, is subject to the approval of both companies' shareholders, as well as certain regulatory authorities. Under the terms of the agreement, we will issue
  1.0222 shares of our common stock for each outstanding share of Beneficial common stock. The merger will be accounted for as a pooling of interests. On March 31, 1998, Beneficial's total assets were $16.6 billion and shareholders' equity was $2.0 billion.

  In connection with the merger, we expect to incur pre-tax merger and integration related costs of approximately $1 billion. These costs include lease exit costs and related fixed assets impairment, severance and change in control payments, asset write downs to reflect modified business plans, legal and investment banking fees, and prepayment premiums related to debt.


BALANCE SHEET REVIEW
--------------------
- Managed consumer receivables (receivables on our balance sheet plus receivables serviced with limited recourse) grew 12 percent over the prior year. Core products, which exclude first mortgages and commercial receivables, increased 13 percent from a year ago. Growth in home equity loans and auto finance receivables reflect the acquisitions of Transamerica Financial Services Holding Company ("TFS") in June 1997 and ACC Consumer Finance Corporation ("ACC") in October 1997. Additionally, new loan originations in our retail branch network were up 30 percent from the prior year. However, the higher level of refinancings continued to impact home equity loan growth. MasterCard and Visa receivables were up from a year ago due to solid growth in our U.K. bankcard business and the purchase of a $925 million portfolio late in the quarter. This growth was offset by the non-strategic portfolio sales which occurred in the second half of 1997. Other unsecured receivables were up slightly compared to the prior year reflecting the purchase of an $850 million portfolio in the quarter. In addition, other unsecured growth was affected by the sale of our student loan portfolio in the fourth quarter of 1997 totaling about $900 million and our slowed origination of new unsecured business in recent quarters because of the uncertain credit environment.

- Compared to the fourth quarter of 1997, core receivables were up primarily due to the acquisitions discussed above. This growth was partially offset, however, due to the normal, seasonal runoff experienced in the MasterCard and Visa portfolio and the slowing of new originations of other unsecured receivables as discussed above. New loan originations in our retail branch network were up 7 percent in the quarter. However, the higher level of refinancings continued to impact home equity loan growth.

- Consumer receivables on our balance sheet were $25.0 billion at March 31, 1998, up from $23.0 billion at December 31, 1997 and $21.5 billion at March 31, 1997. Changes in these owned receivables from period to period may vary depending on the timing and significance of securitization transactions.

- Our managed credit loss reserves were $2,000.5 million at March 31, 1998, up from $1,944.5 million at December 31, 1997 and $1,697.2 million at March 31, 1997. Credit loss reserves as a percent of managed receivables were 4.32 percent, up from 4.29 percent at December 31, 1997 and 4.08 percent at March 31, 1997. Reserves as a percent of nonperforming managed receivables were
  116.1 percent, compared to 117.3 percent at December 31, 1997 and
  118.6 percent at March 31, 1997. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 4.79 percent, compared to 4.82 percent at December 31, 1997 and 4.45 percent at March 31, 1997. The annualized total consumer managed chargeoff ratio in the first quarter of 1998 was 4.82 percent, compared to 4.50 percent in the prior quarter and 4.15 percent in the year-ago quarter.

- The ratio of total shareholders' equity (including company obligated mandatorily redeemable preferred securities of subsidiary trusts) to total owned assets was 15.69 percent, compared to 15.98 percent at December 31, 1997. The ratio of total shareholders' equity to managed assets was 9.63 percent, up from 9.33 percent at December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our subsidiaries use cash to originate loans, purchase loans or investment securities or acquire businesses. Their main sources of cash are the collection and securitization of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt and deposits; and cash provided by operations.

The following describes major changes in our funding base from December 31, 1997 to March 31, 1998:

- In March 1998, a subsidiary issued $200 million of company obligated mandatorily redeemable preferred securities of subsidiary trust (representing the minority interest in the subsidiary).

- Commercial paper, bank and other borrowings increased 11 percent from $6.1 billion to $6.8 billion. Senior and senior subordinated debt (with original maturities over one year) increased 10 percent from $14.8 billion to $16.3 billion. The increase in debt levels from year end is primarily attributable to the increase in owned receivables.

- Our securitized portfolio of home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables totaled $20.7 billion at March 31, 1998, compared to $21.6 billion at December 31, 1997. In the first quarter of 1998, we securitized, excluding replenishments of certificate holder interests, $.3 billion of other unsecured receivables, compared to $2.0 billion of MasterCard and Visa and other unsecured receivables a year ago.

The composition of these securitizations by type is as follows
(in billions):

--------------------------------------------------------------
                                        March 31,    March 31,
Three months ended                           1998         1997
--------------------------------------------------------------
MasterCard/Visa                              $  -        $ 1.2
Other unsecured                                .3           .8
                                             ----        -----
Total                                        $ .3        $ 2.0
                                             ====        =====

The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, which we plan to continue to utilize in the future.


PRO FORMA MANAGED STATEMENTS OF INCOME
--------------------------------------
Securitizations of consumer receivables have been, and will continue to be, an important source of funding. We continue to service securitized receivables after they have been sold and retain a limited recourse liability for future credit losses. We include revenues and credit-related expenses related to the off-balance sheet portfolio in one line item in our owned statements of income. Specifically, we report net interest margin, fee and other income, and provision for credit losses for securitized receivables as a net amount in securitization income.

We monitor our operations on a managed basis as well as on the owned basis shown in our statements of income. The managed basis assumes that the securitized receivables have not been sold and are still on our balance sheet. The income and expense items discussed above are reclassified from securitization income into the appropriate caption. Pro forma managed statements of income, which reflect these reclassifications, are presented below. For purposes of this analysis, the managed results do not reflect the differences between our accounting policies for owned receivables and the off-balance sheet portfolio. Therefore, net income on a pro forma managed basis equals net income on an owned basis.

Pro Forma Managed Statements of Income

--------------------------------------------------------------------------------------
All dollar amounts are stated in
millions.
Three months ended March 31                    1998         *           1997         *
--------------------------------------------------------------------------------------
Finance income                            $ 1,584.1     13.79%     $ 1,414.7     13.52%
Other interest income                          12.3      6.19            8.3      5.76
Interest expense                              717.1      6.10          638.1      5.97
                                          ---------     -----      ---------     -----
Net interest margin                           879.3      7.48          784.9      7.35
Provision for credit losses                   523.0                    542.5
                                          ---------                ---------
Net interest margin after
  provision for credit losses                 356.3                    242.4
                                          ---------                ---------
Insurance revenues                             74.5                     65.4
Investment income                              29.6                     33.2
Fee income                                    254.5                    267.1
Other income                                   14.8                     69.1
                                          ---------                ---------
Total other revenues                          373.4                    434.8
                                          ---------                ---------
Salaries and fringe benefits                  165.2                    147.6
Occupancy and equipment expense                54.5                     53.9
Other marketing expenses                       81.1                     81.9
Other servicing and administrative
  expenses                                     85.8                    109.4
Amortization of acquired
  intangibles and goodwill                     42.4                     36.8
Policyholders' benefits                        47.7                     47.0
                                          ---------                ---------
Total costs and expenses                      476.7                    476.6
                                          ---------                ---------
Income before taxes                           253.0                    200.6
Income taxes                                   82.7                     69.1
                                          ---------                ---------
Net income                                $   170.3                $   131.5
                                          =========                =========
Average managed receivables               $45,946.2                $42,154.5
Average noninsurance investments              794.8                    576.8
Other interest earning assets                 270.3                      -
                                          ---------                ---------
Average managed interest-earning
  assets                                  $47,011.3                $42,731.3
                                          =========                =========

* As a percent, annualized, of appropriate earning assets.

The following discussion on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on our historical owned statements of income ("Owned Basis"), as well as on the above pro forma managed statements of income ("Managed Basis").

Net interest margin
-------------------
Net interest margin on an Owned Basis was $395.0 million for the first quarter of 1998, compared to $394.8 million in the prior year. Owned margin improved due to an increase in average owned home equity loans as a result of the acquisition of TFS in 1997, but was offset by a decrease in average owned credit card and other unsecured receivables. Net interest margin on a Managed Basis was $879.3 million for the first quarter of 1998, up 12 percent compared to the year-ago period. The increase was primarily due to an increase in average managed home equity loans resulting from the acquisition of TFS. Net interest margin as a percent of average managed interest-earning assets, annualized, was 7.48 percent compared to 7.35 percent in the year-ago quarter. The improvement was primarily due to the continuing change in product mix, improved pricing and lower leverage.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an Owned Basis for the first quarter of 1998 totaled $261.5 million, compared to $293.4 million in the prior year period. The provision as a percent of average owned receivables, annualized, was 4.17 percent in the first quarter of 1998 compared to 5.07 percent in the first quarter of 1997. Owned provision in excess of owned chargeoffs was $11 million for the three months ended March 31, 1998 and $58 million for the three months ended March 31, 1997. We continued to record a provision for credit losses in excess of current period chargeoffs because of continued uncertainty regarding consumer payment patterns, the continued high levels of personal bankruptcies and the maturing of our unsecured loan products. The maturing or seasoning of a product is the effect of a growing portfolio reaching expected levels of chargeoffs as loans age. The provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

The provision for credit losses for receivables on a Managed Basis totaled $523.0 million in the first quarter of 1998, compared to $542.5 million in the prior year period. As a percent of average managed receivables, annualized, the provision was 4.55 percent, compared to 5.15 percent in the first quarter of 1997. The Managed Basis provision includes the over-the-life reserve requirement on the off-balance sheet portfolio. This provision is impacted by the type and amount of receivables securitized in a given period and substantially offsets the income recorded on the securitization transactions. The provision for our off-balance sheet portfolio in the quarter was less than chargeoffs because we securitized less this quarter and did not need to record as much over-the-life provision. In the first quarter of 1998, we securitized approximately $.3 billion of other unsecured receivables, compared to approximately $2.0 billion of MasterCard and Visa and other unsecured receivables a year ago. See the credit quality section for further discussion of factors affecting the provision for credit losses.

Other revenues
--------------
Securitization income on an Owned Basis was $377.8 million for the three months ended March 31, 1998 and $330.7 million for the same period in 1997. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The 14 percent increase in securitization income compared to the first quarter of 1997 was primarily due to the increase in average securitized receivables. The components of securitization income are reclassified to the appropriate caption in the statements of income on a Managed Basis.

Fee income on an Owned Basis includes revenues from fee-based products such as credit cards. Fee income was $99.5 million in the first quarter of 1998, up from $77.4 million in the comparable period of the prior year. The increase in fee income in 1998 reflected higher credit card fees as compared to the prior year quarter.

Fee income on a Managed Basis, which in addition to the items discussed above, includes fees and other income related to the off-balance sheet portfolio. Managed Basis fee income was $254.5 million in the first quarter of 1998 compared to $267.1 million in 1997. The decrease was primarily due to lower securitization activity offset somewhat by higher credit card fees as compared to the prior year.

Other income was $14.8 million in the first quarter of 1998, down from $69.1 million in 1997. Other income in 1997 included approximately $50 million of non-recurring gains on the sales of certain non-strategic assets during the prior year quarter.

Expenses
--------
Operating expenses for the first quarter of 1998 were $429.0 million, essentially unchanged from $429.6 million in the comparable prior year period reflecting our overall expense control efforts.

Salaries and fringe benefits were $165.2 million compared to $147.6 million in the first quarter of 1997. The higher expense was primarily due to an increase in employees in our domestic consumer finance and auto finance businesses in connection with our acquisitions of TFS in June 1997 and ACC in October 1997.

Other servicing and administrative expenses were $85.8 million in the first quarter of 1998, down from $109.4 million in the prior year. The decrease was primarily due to reductions in fraud losses and lower real estate owned costs.

Amortization of acquired intangibles and goodwill was $42.4 million in the first quarter of 1998, up from $36.8 million in the prior year period. The increase reflects our acquisitions of TFS and ACC in 1997.

CREDIT LOSS RESERVES
--------------------
Our consumer credit management policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. See Note 4, "Receivables" in the accompanying financial statements for receivables by product type.

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows (in millions):

------------------------------------------------------------------------------------
                                            March 31,     December 31,     March 31,
                                                 1998             1997          1997
------------------------------------------------------------------------------------
Owned                                        $1,171.3         $1,082.2      $  943.9
Serviced with limited recourse                  829.2            862.3         753.3
                                             --------         --------      --------
Total                                        $2,000.5         $1,944.5      $1,697.2
                                             ========         ========      ========

We have increased total managed credit loss reserves from the prior quarters due to seasoning of unsecured loan portfolios and uncertainty resulting from continued high levels of personal bankruptcies. Managed credit loss reserves as a percent of nonperforming managed receivables were 116.1 percent, compared to
117.3 percent at December 31, 1997 and 118.6 percent at March 31,
1997.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

--------------------------------------------------------------
                        March 31,    December 31,    March 31,
                             1998            1997         1997
--------------------------------------------------------------
Owned                        4.57%           4.54%        4.21%
Managed                      4.32            4.29         4.08
                             ----            ----         ----

The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. See Note 5, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.

CREDIT QUALITY
--------------
Delinquency and chargeoff statistics reflect the impact of the portfolio acquisitions during the quarter. Delinquency levels in the consumer portfolio were down slightly compared to the prior quarter, but were higher than the first quarter of 1997. Chargeoffs were up compared to the prior and year-ago quarters. We track delinquency and chargeoff levels on a managed basis. We include the off-balance sheet portfolio since we apply the same credit and portfolio management procedures as on our owned portfolio. This results in a similar credit loss exposure for us.

Delinquency
-----------
Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

-----------------------------------------------------------------------------------------------
                           3/31/98       12/31/97         9/30/97       6/30/97         3/31/97
-----------------------------------------------------------------------------------------------
First mortgage                9.33%         10.35%           9.27%        10.27%           8.19%
Home equity                   4.07           4.17            3.41          3.18            3.85
Auto finance <F1>             1.84           2.09              -             -               -
MasterCard/Visa               3.02           3.05            3.17          3.10            3.13
Private label                 6.89           6.75            6.54          5.89            5.52
Other unsecured               8.19           8.30            7.28          6.77            6.68
                              ----          -----            ----         -----            ----
Total                         4.79%          4.82%           4.62%         4.32%           4.45%
                              ====          =====            ====         =====            ====

<F1> Prior to the fourth quarter of 1997, delinquency statistics for auto finance receivables were not significant. For prior periods, delinquency data for these receivables were included in other unsecured receivables.

Delinquency as a percent of managed consumer receivables decreased from the prior quarter but increased from the prior year quarter. The decrease from the prior quarter was primarily due to a decrease in dollars of delinquency in the MasterCard and Visa portfolio.

The increase in the managed delinquency ratio from a year ago was due to seasoning of the home equity and other unsecured portfolios and the maturing of certain special promotional balances in our private label portfolio. Dollars of delinquency in the first mortgage portfolio were down as this portfolio continued to liquidate.

Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

----------------------------------------------------------------------------------------------
                             First         Fourth          Third          Second         First
                           Quarter        Quarter        Quarter         Quarter       Quarter
                              1998           1997           1997            1997          1997
----------------------------------------------------------------------------------------------
First mortgage                 .81%          1.29%          1.21%            .87%          .94%
Home equity                    .92            .80            .77            1.17          1.38
Auto finance <F1>             5.94           5.31             -               -             -
MasterCard/Visa               5.96           5.74           6.42            5.84          4.90
Private label                 6.42           5.39           4.99            4.63          4.85
Other unsecured               6.46           6.18           5.93            5.41          4.97
                              ----           ----           ----            ----          ----
Total                         4.82%          4.50%          4.63%           4.58%         4.15%
                              ====           ====           ====            ====          ====

<F1>  Prior to the fourth quarter of 1997, chargeoff statistics for auto finance receivables were not significant and were included in other unsecured receivables.

/TABLE

Net chargeoffs as a percent of average managed consumer receivables for the first quarter of 1998 increased compared to both the prior and year-ago periods. The increase in chargeoffs in the auto finance portfolio was primarily due to seasonality in the auto industry.
The MasterCard and Visa net chargeoff ratio increased from the prior quarter due to lower recoveries. Beginning in the first quarter of 1998, a greater number of charged off receivables are being collected internally rather than sold to an external third party. Because these accounts are retained by us, recoveries will be recorded when the cash is actually collected. Gross chargeoff dollars in our MasterCard and Visa portfolio were essentially flat in the quarter, and chargeoff dollars due to bankruptcies declined compared to the fourth quarter level. Chargeoffs in the private label portfolio increased due to higher levels of personal bankruptcies as well as the maturing of certain special promotional balances. These balances were mainly associated with longer-term promotional programs which we have de-emphasized.
The increase in other unsecured was attributable to higher bankruptcy chargeoffs and continued seasoning of this portfolio.

The increase in the chargeoff ratio compared to a year ago was primarily due to increased bankruptcy filings in the MasterCard and Visa portfolio and lower recoveries in this portfolio as discussed above. Also contributing to the increase in the chargeoff ratio was the continued seasoning of the private label and other unsecured portfolios.

Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

-----------------------------------------------------------------------------------------------------
In millions.                       3/31/98      12/31/97        9/30/97         6/30/97       3/31/97
-----------------------------------------------------------------------------------------------------
Nonaccrual managed
  receivables                     $1,032.0      $  973.5       $  894.3        $  865.0      $  820.1
Accruing managed consumer
  receivables 90 or more days
  delinquent                         678.1         672.0          634.7           616.3         598.5
Renegotiated commercial
  loans                               12.3          12.4           12.9            12.9          12.9
                                  --------      --------       --------        --------      --------
Total nonperforming managed
  receivables                      1,722.4       1,657.9        1,541.9         1,494.2       1,431.5
Real estate owned                    139.6         127.3          150.5           149.4         152.6
                                  --------      --------       --------        --------      --------
Total nonperforming assets        $1,862.0      $1,785.2       $1,692.4        $1,643.6      $1,584.1
                                  ========      ========       ========        ========      ========
Managed credit loss reserves as
  a percent of nonperforming
  managed receivables                116.1%        117.3%         117.3%          118.5%        118.6%
                                  --------      --------       --------        --------      --------

/TABLE

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

       21      List of Household International subsidiaries.

       27      Financial Data Schedule.

       99.1    Debt and Preferred Stock Securities Ratings.

  (b)  Reports on Form 8-K

       During the first quarter of 1998, the Registrant filed a Current Report on Form 8-K dated January 21, 1998 with respect to the financial results of Household International, Inc., for the quarter and year ended December 31, 1997, and a Current Report on Form 8-K dated March 6, 1998 containing the audited financial statements with respect to the operations of Household International and its subsidiaries, as of and for the years ended December 31, 1997, 1996 and 1995, and announced its interest in exploring a strategic opportunity with Beneficial Corporation.

                             SIGNATURE
                             ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOUSEHOLD INTERNATIONAL, INC.
                              -----------------------------
                              (Registrant)



Date:  May 12, 1998           By: /s/ David A. Schoenholz
       ------------           -----------------------------
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