Form 10-Q
period 1998-06-30
HOUSEHOLD INTERNATIONAL INC
filed 1998-08-14
CIK 354964

                             FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 1998, there were 492,408,398 shares of registrant's common stock outstanding.

          HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES



                         Table of Contents


PART I.   Financial Information                                Page
                                                               ----
  Item 1. Financial Statements

          Condensed Consolidated Statements of Operations
          (Unaudited) - Three Months and Six Months
          Ended June 30, 1998 and 1997                            2

          Condensed Consolidated Balance Sheets -
          June 30, 1998 (Unaudited) and December 31, 1997         3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Six Months Ended
          June 30, 1998 and 1997                                  4

          Financial Highlights                                    5

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)                                  6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations          14



PART II.  Other Information

  Item 1. Legal Proceedings                                      26

  Item 4. Submission of Matters to a Vote of Security Holders    26

  Item 6. Exhibits and Reports on Form 8-K                       28

  Signature                                                      29

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------

All amounts, except per share data, are stated in millions.

-------------------------------------------------------------------------------------------------
                                                 Three months ended              Six months ended
                                                           June 30,                      June 30,
                                               1998            1997          1998            1997
-------------------------------------------------------------------------------------------------
Finance income                             $1,372.6        $1,239.2      $2,686.2        $2,512.6
Other interest income                          11.1            18.8          26.4            30.0
Interest expense                              616.8           574.3       1,229.0         1,154.1
                                           --------        --------      --------        --------
Net interest margin                           766.9           683.7       1,483.6         1,388.5
Provision for credit losses on owned
 receivables                                  391.6           351.0         780.9           729.5
                                           --------        --------      --------        --------
Net interest margin after provision for
 credit losses                                375.3           332.7         702.7           659.0
                                           --------        --------      --------        --------
Securitization income                         394.2           422.2         813.5           788.4
Insurance revenues                            117.8           111.3         237.3           222.6
Investment income                              38.5            39.9          78.4            85.1
Fee income                                    145.0           119.7         292.3           238.6
Other income                                   40.1            61.6         127.8           227.6
Gain on sale of Beneficial Canada               -               -           189.4             -
                                           --------        --------      --------        --------
Total other revenues                          735.6           754.7       1,738.7         1,562.3
                                           --------        --------      --------        --------
Salaries and fringe benefits                  264.4           264.6         540.6           517.3
Occupancy and equipment expense                82.5            79.2         167.6           163.9
Other marketing expenses                       99.0            98.8         202.0           213.6
Other servicing and administrative expenses   187.6           179.0         381.5           391.1
Amortization of acquired intangibles
 and goodwill                                  44.8            37.1          87.2            73.9
Policyholders' benefits                        55.3            65.1         118.9           134.9
Merger and integration related costs        1,000.0             -         1,000.0             -
                                           --------        --------      --------        --------
Total costs and expenses                    1,733.6           723.8       2,497.8         1,494.7
                                           --------        --------      --------        --------
Income (loss) before income taxes            (622.7)          363.6         (56.4)          726.6
Income taxes (benefit)                       (121.1)          125.0          87.4           255.8
                                           --------        --------      --------        --------
Net income (loss)                          $ (501.6)       $  238.6      $ (143.8)       $  470.8
                                           ========        ========      ========        ========

Earnings (loss) per common share:
 Net income (loss)                         $ (501.6)       $  238.6      $ (143.8)       $  470.8
 Preferred dividends                           (4.1)           (4.2)         (8.3)           (8.7)
                                           --------        --------      --------        --------
 Earnings (loss) available to
  common shareholders                      $ (505.7)       $  234.4      $ (152.1)       $  462.1
                                           ========        ========      ========        ========
 Average common shares                        489.4           457.4         487.5           457.2
 Average common and common equivalent
  shares                                        -             465.9           -             465.7
                                           --------        --------      --------        --------
 Basic earnings (loss) per common share    $  (1.03)       $    .51      $   (.31)       $   1.01
 Diluted earnings (loss) per common share     (1.03)            .50          (.31)            .99
                                           --------        --------      --------        --------
Dividends declared per common share             .15             .15           .30             .26
                                           --------        --------      --------        --------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------
In millions, except share data.

-----------------------------------------------------------------------------------------
                                                                 June 30,    December 31,
                                                                     1998            1997
-----------------------------------------------------------------------------------------
                                                               (Unaudited)
ASSETS
------
Cash                                                            $   364.7      $   534.3
Investment securities                                             3,436.6        2,898.6
Receivables, net                                                 40,227.8       38,337.6
Acquired intangibles and goodwill, net                            1,908.9        1,798.4
Properties and equipment, net                                       445.1          538.7
Real estate owned                                                   224.2          212.8
Other assets                                                      2,895.0        2,496.6
                                                                ---------      ---------
Total assets                                                    $49,502.3      $46,817.0
                                                                =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Debt:
  Deposits                                                      $ 1,780.1      $ 2,344.2
  Commercial paper, bank and other borrowings                    11,356.7       10,666.1
  Senior and senior subordinated debt (with
     original maturities over one year)                          25,740.3       23,736.2
                                                                ---------      ---------
Total debt                                                       38,877.1       36,746.5
Insurance policy and claim reserves                               1,324.5        1,382.6
Other liabilities                                                 2,608.4        2,074.4
                                                                ---------      ---------
Total liabilities                                                42,810.0       40,203.5
                                                                ---------      ---------
Company obligated mandatorily redeemable
  preferred securities of subsidiary trusts*                        375.0          175.0
                                                                ---------      ---------
Preferred stock                                                     264.5          264.5
                                                                ---------      ---------
Common shareholders' equity:
  Common stock, $1.00 par value, 750,000,000
     shares authorized (increased as of
     May 13, 1998); 541,420,354 and 536,870,946
     shares issued at June 30, 1998
     and December 31, 1997, respectively                            541.4          536.9
  Additional paid-in capital                                      1,572.5        1,423.5
  Retained earnings                                               4,666.4        4,978.6
  Foreign currency translation adjustments                         (160.0)        (176.5)
  Unrealized gain on investments, net                                27.3            8.8
  Less common stock in treasury, 50,668,222 and
     51,519,429 shares at June 30, 1998 and
     December 31, 1997, respectively, at cost                      (594.8)        (597.3)
                                                                ---------      ---------
Total common shareholders' equity                                 6,052.8        6,174.0
                                                                ---------      ---------
Total liabilities and shareholders' equity                      $49,502.3      $46,817.0
                                                                =========      =========

* As described in note 9 to the financial statements, the sole assets of the three trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in March 1998, June 1996 and June 1995, bearing interest at 7.25, 8.70 and 8.25 percent, respectively, with principal balances of $206.2, $103.1 and $77.3 million, respectively, and due December 31, 2037, June 30, 2036 and June 30, 2025, respectively.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

In millions.

-----------------------------------------------------------------------------------------
Six months ended June 30                                            1998             1997
-----------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income (loss)                                             $   (143.8)      $    470.8
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned receivables                 780.9            729.5
  Merger and integration related costs                           1,000.0              -
  Insurance policy and claim reserves                              (66.9)            13.8
  Depreciation and amortization                                    155.8            147.2
  Net realized (gains) losses from sales of assets                (189.8)           (64.6)
  Other, net                                                      (598.9)             8.4
                                                               ---------       ----------
Cash provided by operations                                        937.3          1,305.1
                                                               ---------       ----------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                                       (802.8)          (753.1)
  Matured                                                          300.6            219.7
  Sold                                                             453.0            497.0
Short-term investment securities, net change                      (455.7)             9.8
Receivables:
  Originations, net                                            (13,640.4)       (13,702.9)
  Purchases and related premiums                                (2,248.0)          (435.1)
  Sold                                                          13,221.1         15,907.0
Purchase capital stock of Transamerica Financial
  Services Holding Company                                           -           (1,065.0)
Properties and equipment purchased                                 (49.6)           (32.8)
Properties and equipment sold                                       21.3              6.1
                                                              ----------       ----------
Cash increase (decrease) from investments in operations         (3,200.5)           650.7
                                                              ----------       ----------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change                    233.3           (564.9)
Time certificates, net change                                     (125.1)          (267.4)
Senior and senior subordinated debt issued                       5,620.1          5,026.6
Senior and senior subordinated debt retired                     (2,742.5)        (4,020.5)
Prepayment of debt                                                (890.6)             -
Repayment of Transamerica Financial Services Holding
  Company debt                                                       -           (2,795.0)
Policyholders' benefits paid                                       (53.3)           (74.5)
Cash received from policyholders                                    31.8            102.9
Shareholders' dividends                                           (105.0)           (88.2)
Shareholders' dividends - pooled affiliate                         (61.8)           (55.5)
Redemption of preferred stock                                        -              (55.0)
Purchase of treasury stock                                          (9.8)             -
Treasury stock activity - pooled affiliate                         (11.0)           (63.3)
Issuance of common stock                                            13.3          1,006.6
Issuance of company obligated mandatorily redeemable
  preferred securities of subsidiary trusts                        200.0              -
                                                              ----------       ----------
Cash increase (decrease) from financing and
  capital transactions                                           2,099.4         (1,848.2)
                                                              ----------       ----------
Effect of exchange rate changes on cash                             (5.8)             9.1
                                                              ----------       ----------
Increase (decrease) in cash                                       (169.6)           116.7
Cash at January 1                                                  534.3            518.8
                                                              ----------       ----------
Cash at June 30                                               $    364.7       $    635.5
                                                              ==========       ==========
Supplemental cash flow information:
Interest paid                                                 $  1,115.9       $  1,138.7
                                                              ----------       ----------
Income taxes paid                                                  213.0            229.3
                                                              ----------       ----------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries
FINANCIAL HIGHLIGHTS
--------------------

All dollar amounts are stated in millions.
--------------------------------------------------------------------------------------------------------
                                                        Three Months Ended              Six Months Ended
                                                                  June 30,                      June 30,
                                                         1998         1997           1998           1997
--------------------------------------------------------------------------------------------------------
Net income excluding merger costs and
 Beneficial Canada gain
   Household                                         $  201.9     $  150.3       $  372.2       $  281.8
   Beneficial                                            47.5         88.3          116.5          189.0
                                                     --------     --------       --------       --------
   Total net income excluding merger costs
     and Beneficial Canada gain                         249.4        238.6          488.7          470.8

   Merger and integration related costs                (751.0)         -           (751.0)           -
   Beneficial Canada gain                                 -            -            118.5            -
                                                     --------     --------       --------       --------
Net income (loss)                                      (501.6)       238.6         (143.8)         470.8
                                                     ========     ========       ========       ========

Diluted earnings (loss) per common share                (1.03)         .50           (.31)           .99
                                                     ========     ========       ========       ========
Diluted earnings per common share excluding
 merger costs and Beneficial Canada gain                  .49          .50            .96            .99
                                                     ========     ========       ========       ========
Pro forma pre-merger diluted earnings per
 common share excluding merger costs and
 Beneficial Canada gain <F1>
   Household                                              .61          .49           1.12            .92
                                                     ========     ========       ========       ========
   Beneficial                                             .81         1.61           2.02           3.41
                                                     ========     ========       ========       ========
Net interest margin and other revenues <F2>           1,447.2      1,373.3        3,103.4        2,815.9
                                                     --------     --------       --------       --------
Return on average common shareholders' equity <F3>       14.7%        19.6%          14.7%          19.7%
                                                     --------     --------       --------       --------
Return on average owned assets <F3>                      2.00         2.14           1.99           2.10
                                                     --------     --------       --------       --------
Managed basis efficiency ratio, normalized <F4>          39.1         41.3           39.8           42.0
                                                     --------     --------       --------       --------

All dollar amounts are stated in millions.
--------------------------------------------------------------------------------------------------------
                                                                  June 30,                  December 31,
                                                                      1998                          1997
--------------------------------------------------------------------------------------------------------
Total assets:
 Owned                                                           $49,502.3                     $46,817.0
 Managed                                                          72,083.8                      71,295.5
                                                                 ---------                     ---------
Receivables:
 Owned                                                           $40,699.4                     $38,682.0
 Serviced with limited recourse                                   22,581.5                      24,478.5
                                                                 ---------                     ---------
 Managed                                                         $63,280.9                     $63,160.5
                                                                 =========                     =========
Total shareholders' equity as a percent                              13.52%                        14.13%
                                                                 ---------                     ---------
Total shareholders' equity as a percent of managed assets <F5>        9.28                          9.28
                                                                 ---------                     ---------

<F1>  Calculated based on average common and common equivalent shares outstanding for the respective companies for the periods presented prior to the merger.
<F2>  Policyholders' benefits have been netted against other revenues.
<F3>  Annualized. Excludes merger and integration related costs and the Beneficial Canada gain.
<F4>  Ratio of normalized operating expenses to managed net interest margin and other revenues less policyholders' benefits. Excludes merger and integration related costs and the Beneficial
      Canada gain.
<F5>  Total shareholders' equity at June 30, 1998 and December 31, 1997 includes common shareholders'
      equity, preferred stock and company obligated mandatorily redeemable preferred securities of subsidiary trusts.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
--------------------------
The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. Additionally, these financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period's presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 should not be considered indicative of the results for any future quarters or the year ending December 31, 1998. Household and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These financial statements should be read in conjunction with the supplemental consolidated financial statements for the year ended December 31, 1997 contained in Household's Current Report on
Form 8-K dated June 30, 1998.

On March 10, 1998, the Board of Directors approved a three-for-one split of our common stock effected in the form of a dividend, issued on June 1, 1998, to shareholders of record as of May 14, 1998. The split was subject to shareholder approval to increase authorized shares which was received on May 13, 1998. Accordingly, all common share and per common share data in these interim condensed consolidated financial statements includes the effect of our stock split.


2.   HOUSEHOLD MERGER WITH BENEFICIAL CORPORATION
-------------------------------------------------
On June 30, 1998, Household completed its merger with Beneficial Corporation ("Beneficial"), a consumer finance holding company headquartered in Wilmington, Delaware. Beneficial's total assets were $16.1 billion and common shareholders' equity was $2.0 billion on the date of the merger, excluding the impact of the merger and integration related costs. Each outstanding share of Beneficial common stock was converted into 3.0666 shares of Household's common stock, resulting in the issuance of approximately 168.4 million common shares to the former Beneficial shareholders. Each share of Beneficial $5.50 Convertible Preferred Stock was converted into the number of shares of Household common stock the holder would have been entitled to receive in the merger had the holder converted his or her shares of Beneficial $5.50 Convertible Preferred Stock into shares of Beneficial common stock immediately prior to the merger. Additionally, each other share of preferred stock of Beneficial outstanding immediately prior to the merger has been converted into one share of a newly created series of preferred stock of Household with terms substantially similar to those of existing Beneficial preferred stock. The merger was accounted for as a pooling of interests and therefore, these interim condensed consolidated financial statements include the results of operations, financial position, and changes in cash flows of Beneficial for all periods presented.

The separate results of operations for Household and Beneficial were as follows:

------------------------------------------------------------------------------------------------
                                                  Three Months Ended            Six Months Ended
                                                            June 30,                    June 30,
In millions.                                     1998           1997          1998          1997
------------------------------------------------------------------------------------------------
Net interest margin and other
 revenues <F1>
  Household                                  $  984.2       $  875.2      $1,915.7      $1,790.8
  Beneficial                                    463.0          498.1       1,187.7       1,025.1
                                             --------       -------       --------      --------
Total                                        $1,447.2       $1,373.3      $3,103.4      $2,815.9
                                             ========       ========      ========      ========
Net income (loss)
  Household                                  $  201.9       $  150.3      $  372.2      $  281.8
  Beneficial                                     47.5           88.3         116.5         189.0
  Merger and integration
    related costs                              (751.0)           -          (751.0)          -
  Beneficial Canada gain                          -              -           118.5           -
                                             --------       --------      --------      --------
Total                                        $ (501.6)      $  238.6      $ (143.8)     $  470.8
                                             ========       ========      ========      ========

<F1>  Policyholders' benefits have been netted against other revenues.

In connection with the merger, we incurred pre-tax merger and integration related costs of approximately $1 billion ($751 million after-tax) in the quarter. These costs included approximately $305 million in lease exit costs, $50 million in fixed asset write-offs related to closed facilities, $255 million in severance and change in control payments, $230 million in asset writedowns to reflect modified business plans, $75 million in investment banking fees, $25 million in legal and other expenses, and $60 million in prepayment premiums related to debt.

The following table summarizes the activity in the merger and restructuring reserve for the three months ended June 30, 1998:

--------------------------------------------------------------
                                            Three Months Ended
In millions.                                     June 30, 1998
--------------------------------------------------------------
Balance at beginning of period                             -
  Establishment of reserve                            $1,000.0
  Cash payments                                         (113.7)
  Non-cash items                                        (249.5)
                                                      --------
Balance on June 30, 1998                              $  636.8
                                                      ========

3.   BUSINESS DIVESTITURES
--------------------------
On April 28, 1998, the sale of Beneficial's German operations was completed. An after-tax loss of $27.8 million was recorded in the fourth quarter of 1997. This loss was recorded after consideration of a $31.0 million tax benefit, primarily generated by the expected utilization of capital losses to cover the expected loss associated with disposing of the German operations. No additional losses were realized in 1998 as a result of the sale.

On March 2, 1998, the sale of Beneficial's Canadian operations was completed. An after-tax gain of $118.5 million was recorded upon consummation of the transaction.

4.   INVESTMENT SECURITIES
--------------------------
Investment securities consisted of the following:

---------------------------------------------------------------------------------------------
In millions.                                      June 30, 1998             December 31, 1997
---------------------------------------------------------------------------------------------
                                       Amortized           Fair       Amortized          Fair
                                            Cost          Value            Cost         Value
                                        --------       --------        --------      --------
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities            $   69.0       $   72.5        $  129.0      $  132.5
Corporate debt securities                1,613.5        1,648.8         1,581.8       1,600.5
U.S. government and federal
  agency debt securities                   623.6          626.4           390.3         380.5
Other                                    1,050.1        1,051.0           745.8         746.5
                                        --------       --------        --------      --------
Subtotal                                 3,356.2        3,398.7         2,846.9       2,860.0
Accrued investment income                   37.9           37.9            38.6          38.6
                                        --------       --------        --------      --------
Total investment securities             $3,394.1       $3,436.6        $2,885.5      $2,898.6
                                        ========       ========        ========      ========


5.   RECEIVABLES
----------------
Receivables consisted of the following:

--------------------------------------------------------------------------------------------
                                                                  June 30,      December 31,
In millions.                                                          1998              1997
--------------------------------------------------------------------------------------------
First mortgage                                                   $   328.0         $   396.6
Home equity                                                       16,317.1          13,786.2
Auto finance                                                         537.2             487.5
MasterCard/Visa                                                    7,051.3           6,874.7
Private label                                                      8,252.2           9,356.9
Other unsecured                                                    7,437.5           6,823.1
Commercial                                                           776.1             957.0
                                                                 ---------         ---------
Total owned receivables                                           40,699.4          38,682.0

Accrued finance charges                                              548.1             536.7
Credit loss reserve for owned receivables                         (1,757.2)         (1,642.1)
Unearned credit insurance premiums and
  claims reserves                                                   (477.3)           (452.3)
Amounts due and deferred from
  receivables sales                                                2,077.7           2,094.2
Reserve for receivables serviced with
  limited recourse                                                  (862.9)           (880.9)
                                                                 ---------         ---------
Total owned receivables, net                                      40,227.8          38,337.6
Receivables serviced with limited recourse                        22,581.5          24,478.5
                                                                 ---------         ---------
Total managed receivables, net                                   $62,809.3         $62,816.1
                                                                 =========         =========

The outstanding balance of receivables serviced with limited recourse consisted of the following:

--------------------------------------------------------------------
                                         June 30,       December 31,
In millions.                                 1998               1997
--------------------------------------------------------------------
Home equity                             $ 4,403.7          $ 6,038.6
Auto finance                                700.7              395.9
MasterCard/Visa                          12,195.2           12,337.0
Private label                               927.9            1,025.0
Other unsecured                           4,354.0            4,682.0
                                        ---------           ---------
Total                                   $22,581.5           $24,478.5
                                        =========           =========

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

--------------------------------------------------------------------
                                         June 30,       December 31,
In millions.                                 1998               1997
--------------------------------------------------------------------
First mortgage                          $   328.0          $   396.6
Home equity                              20,720.8           19,824.8
Auto finance                              1,237.9              883.4
MasterCard/Visa                          19,246.5           19,211.7
Private label                             9,180.1           10,381.9
Other unsecured                          11,791.5           11,505.1
Commercial                                  776.1              957.0
                                        ---------          ---------
Total                                   $63,280.9          $63,160.5
                                        =========          =========

The amounts due and deferred from receivables sales were $2,077.7 million at June 30, 1998 and $2,094.2 million at December 31, 1997. The amounts due and deferred included unamortized securitization assets and funds set up under the recourse requirements for certain sales totaling $2,104.5 million at June 30, 1998 and $2,082.3 million at December 31, 1997. It also included net customer payments owed by us to the securitization trustee of $52.3 million at June 30, 1998 and $11.7 million at December 31, 1997. In addition, we have subordinated interests in certain transactions, which were recorded as receivables, of $1,250.1 million at June 30, 1998 and $1,098.1 million at December 31, 1997. We have agreements with a "AAA"-rated third party who will insure us for up to $21.2 million in losses relating to certain securitization transactions. We maintain credit loss reserves under the recourse requirements for receivables serviced with limited recourse which are based on estimated probable losses under those requirements. The reserves totaled $862.9 million at June 30, 1998 and $880.9 million at December 31, 1997 and represents our best estimate of probable losses on receivables serviced with limited recourse.

6.   CREDIT LOSS RESERVES
-------------------------
An analysis of credit loss reserves for the three and six months ended June 30 was as follows:

---------------------------------------------------------------------------------------------
                                            Three Months Ended               Six Months Ended
                                                      June 30,                       June 30,
In millions.                               1998           1997           1998            1997
---------------------------------------------------------------------------------------------
Credit loss reserves for owned
 receivables at beginning
 of period                             $1,725.6       $1,438.4       $1,642.1        $1,398.4
Provision for credit losses               391.6          351.0          780.9           729.5
Chargeoffs                               (417.7)        (356.0)        (820.2)         (717.3)
Recoveries                                 40.7           54.4           83.3            95.0
Portfolio acquisitions, net                17.0           68.6           71.1            50.8
                                       --------       --------       --------        --------
TOTAL CREDIT LOSS RESERVES FOR
 OWNED RECEIVABLES AT JUNE 30           1,757.2        1,556.4        1,757.2         1,556.4
                                       --------       --------       --------        --------

Credit loss reserves for
 receivables serviced with
 limited recourse at beginning
 of period                                847.4          767.6          880.9           710.6
Provision for credit losses               295.4          229.6          556.9           478.7
Chargeoffs                               (312.1)        (273.4)        (626.5)         (478.0)
Recoveries                                 23.2           12.9           42.0            22.8
Other, net                                  9.0             .6            9.6             3.2
                                       --------       --------       --------        --------
TOTAL CREDIT LOSS RESERVES FOR
 RECEIVABLES SERVICED WITH
 LIMITED RECOURSE AT JUNE 30              862.9          737.3          862.9           737.3
                                       --------       --------       --------        --------
TOTAL CREDIT LOSS RESERVES FOR
 MANAGED RECEIVABLES AT JUNE 30        $2,620.1       $2,293.7       $2,620.1        $2,293.7
                                       ========       ========       ========        ========

7.   INCOME TAXES
-----------------
The effective tax rate for the first six months of 1998 was 35.7 percent excluding merger and integration related costs. The inclusion of this item resulted in a $249 million net tax benefit for the first six months of 1998. The effective tax rate was 35.2 percent in the year-ago period. The effective tax rate differs from the statutory federal income tax rate in these years primarily because of the effects of (a) state and local income taxes, (b) in 1997, capital losses from the sale of German operations, (c) leveraged lease tax benefits, (d) amortization and write-offs of intangible assets, (e) reduction of noncurrent tax requirements and
(f) in 1998, nondeductible merger costs.

8.   EARNINGS (LOSS) PER COMMON SHARE
-------------------------------------
Computations of earnings (loss) per common share for the three and six months ended June 30 were as follows:

---------------------------------------------------------------------------------------------
                                                                           Three Months Ended
                                                                                     June 30,
In millions, except per share data.                       1998                           1997
---------------------------------------------------------------------------------------------
                                      Diluted<F1>        Basic          Diluted         Basic
                                         -------       -------           ------        ------
Earnings (loss):
  Net income (loss)                      $(501.6)      $(501.6)          $238.6        $238.6
  Preferred dividends                       (4.1)         (4.1)            (4.2)         (4.2)
                                         -------       -------           ------        ------
Earnings (loss) available to common
  shareholders                           $(505.7)      $(505.7)          $234.4        $234.4
                                         =======       =======           ======        ======
Average shares:
  Common                                   489.4         489.4            457.4         457.4
  Common equivalents <F1>                    -             -                8.5           -
                                         -------       -------           ------        ------
Total                                      489.4         489.4            465.9         457.4
                                         =======       =======           ======        ======
Earnings (loss) per common share         $ (1.03)      $ (1.03)          $  .50        $  .51
                                         =======       =======           ======        ======

---------------------------------------------------------------------------------------------
                                                                             Six Months Ended
                                                                                     June 30,
In millions, except per share data.                       1998                           1997
---------------------------------------------------------------------------------------------
                                      Diluted<F1>        Basic          Diluted         Basic
                                         -------       -------           ------       -------
Earnings (loss):
  Net income (loss)                      $(143.8)      $(143.8)          $470.8        $470.8
  Preferred dividends                       (8.3)         (8.3)            (8.7)         (8.7)
                                         -------       -------           ------        ------
Earnings (loss) available to common
  shareholders                           $(152.1)      $(152.1)          $462.1        $462.1
                                         =======       =======           ======        ======
Average shares:
  Common                                   487.5         487.5            457.2         457.2
  Common equivalents <F1>                    -             -                8.5           -
                                         -------       -------           ------        ------
Total                                      487.5         487.5            465.7         457.2
                                         =======       =======           ======        ======
Earnings (loss) per common share         $  (.31)      $  (.31)             .99          1.01
                                         =======       =======           ======        ======

<F1> Common equivalent shares are not presented for purposes of earnings per share calculations during these periods because it results in antidilution.

9. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS
--------------------------------------------------------------------
In March 1998 Household Capital Trust IV ("HCT IV"), a wholly-owned subsidiary of Household, issued 8 million 7.25 percent Trust Preferred Securities ("preferred securities") at $25 per preferred security. The sole asset of HCT IV is $206.2 million of 7.25 percent Junior Subordinated Deferrable Interest Notes issued by Household. The junior subordinated notes held by HCT IV mature on December 31, 2037 and are redeemable by Household in whole or in part beginning on March 19, 2003, at which time the HCT IV preferred securities are callable at par ($25 per preferred security) plus accrued and unpaid dividends. Net proceeds from the issuance of preferred securities were used for general corporate purposes.

In June 1996 Household Capital Trust II ("HCT II"), a wholly-owned subsidiary of Household, issued 4 million 8.70 percent preferred securities at $25 per preferred security. The sole asset of HCT II is $103.1 million of 8.70 percent Junior Subordinated Deferrable Interest Notes issued by Household. The junior subordinated notes held by HCT II mature on June 30, 2036 and are redeemable by Household in whole or in part beginning on June 30, 2001, at which time the HCT II preferred securities are callable at par ($25 per preferred security) plus accrued and unpaid dividends.

In 1995 Household Capital Trust I ("HCT I"), a wholly-owned subsidiary of Household, issued 3 million 8.25 percent preferred securities at $25 per preferred security. The sole asset of HCT I is $77.3 million of 8.25 percent Junior Subordinated Deferrable Interest Notes issued by Household. The junior subordinated notes held by HCT I mature on June 30, 2025 and are redeemable by Household in whole or in part beginning June 30, 2000, at which time the HCT I preferred securities are callable at par ($25 per preferred security) plus accrued and unpaid dividends. HCT I may elect to extend the maturity of its preferred securities to June 30, 2044.

The obligations of Household with respect to the junior subordinated notes, when considered together with certain undertakings of Household with respect to HCT I, HCT II and HCT IV, constitute full and unconditional guarantees by Household of HCT I's, HCT II's and HCT IV's obligations under the respective preferred securities. The preferred securities are classified in our balance sheets as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interest in the trusts) at their face and redemption amount of $375 million at June 30, 1998 and $175 million at December 31, 1997. The preferred securities have a liquidation value of $25 per preferred security. Dividends on the preferred securities are cumulative, payable quarterly in arrears, and are deferrable at Household's option for up to five years from date of issuance. Household cannot pay dividends on its preferred and common stocks during such deferments.


10.  COMPREHENSIVE INCOME (LOSS)
--------------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS No. 130"), effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and presentation of comprehensive income. Comprehensive income, in addition to traditional net income, includes the mark-to-market adjustments on available-for-sale securities, cumulative translation adjustments and other items which represent a change in equity from "nonowner" sources. FAS No. 130 does not change existing requirements for certain items to be reported as a separate component of shareholders' equity. In accordance with the interim reporting guidelines of FAS No. 130, comprehensive income (loss) was $(490.5) million for the quarter ended June 30, 1998, $260.6 million for the quarter ended June 30, 1997, $(108.8) million for the six months ended June 30, 1998 and $459.3 million for the six months ended June 30, 1997. Excluding the impact of the merger and integration related costs as well as the gain on sale of Beneficial Canada, comprehensive income was $260.5 million for the quarter ended June 30, 1998 and $523.7 million for the six months ended June 30, 1998.

11.  COMMITMENTS AND CONTINGENT LIABILITIES
-------------------------------------------
In 1992, the Internal Revenue Service ("IRS") completed its examination of Beneficial's federal income tax returns for 1984 through 1987. The IRS proposed $142.0 million in adjustments that relate principally to activities of a former subsidiary, American Centennial Insurance Company, prior to its sale in 1987.

In order to limit the further accrual of interest on the proposed adjustments, Beneficial paid $105.5 million of tax and interest during the third quarter of 1992.

The issues were not resolved during the administrative appeals process, and the IRS issued a statutory Notice of Deficiency asserting the unresolved adjustments and increased the disallowance to $195.0 million in the third quarter of 1996.

Beneficial has initiated litigation in the United States Tax Court to oppose the disallowance. While the conclusion of this matter in its entirety cannot be predicted with certainty, management does not anticipate the ultimate resolution to differ materially from amounts accrued.


12.  ACCOUNTING PRONOUNCEMENTS
------------------------------
In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), was issued. This statement, effective for financial statements issued for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. We do not expect the adoption of SOP 98-1 to have a material impact on our consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FAS No. 133 is effective for fiscal years beginning after June 15, 1999, and can be implemented as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). FAS No. 133 cannot be applied retroactively. We expect to adopt FAS No. 133 on January 1, 2000 and have not yet quantified the impacts of adopting this statement on our financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain estimates and projections regarding Household and our merger with Beneficial Corporation ("Beneficial"), that may be forward-looking in nature, as defined by the Private Securities Litigation Reform Act of 1995. A variety of factors may cause actual results to differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference are discussed herein and in Household International's and Beneficial Corporation's Annual Reports on Forms 10-K, for the year ended December 31, 1997, all filed with the Securities and Exchange Commission.

On June 30, 1998, we merged with Beneficial, a consumer finance holding company headquartered in Wilmington, Delaware. Each outstanding share of Beneficial common stock was converted into
3.0666 shares of Household's common stock, resulting in the issuance of approximately 168.4 million shares of common stock. Each share of Beneficial $5.50 Convertible Preferred Stock (the "Beneficial Convertible Stock") was converted into the number of shares of Household common stock the holder would have been entitled to receive in the merger had the Beneficial Convertible Stock been converted into shares of Beneficial common stock immediately prior to the merger. Additionally, each other share of Beneficial preferred stock outstanding was converted into one share of a newly-created series of Household preferred stock with terms substantially similar to those of existing Beneficial preferred stock. The merger was accounted for as a pooling of interests and, therefore, the information included in this report presents the combined results of Household and Beneficial as if the two companies had operated as a combined entity for all periods presented.

In connection with the merger, we incurred pre-tax merger and integration related costs of approximately $1 billion ($751 million after-tax) in the second quarter. These costs included approximately $305 million in lease exit costs, $50 million in fixed asset write-offs related to closed facilities, $255 million in severance and change in control payments, $230 million in asset writedowns to reflect modified business plans, $75 million in investment banking fees, $25 million in legal and other expenses, and $60 million in prepayment premiums related to debt.

The merger and integration related costs included approximately $291 million in non-cash charges. Cash payments of approximately $709 million will be funded through our existing operations and by issuing additional commercial paper and other borrowings. In addition, we received tax benefits of approximately $249 million. Substantially all of the cash payments are expected to be made by the end of 1998.


OPERATIONS SUMMARY
------------------
Our operating income (net income excluding merger and integration related costs and the gain on sale of Beneficial's Canadian operations) for the second quarter of 1998 was $249.4 million, up from $238.6 million in 1997. Operating income for the first six months of 1998 was $488.7 million, up from $470.8 million a year ago. Diluted operating earnings per share was $.49 in the second quarter and $.96 for the first six months of 1998, compared to $.50 and $.99 per share in the same periods in 1997. The difference between the increases in operating income and the decreases in diluted operating earnings per share was due to the issuance of over 27 million common shares in June 1997. Including merger and integration related costs and, for the first six months of 1998, the gain on sale of Beneficial's Canadian operations, we recognized a net loss of $(501.6) million for the second quarter and $(143.8) million for the first six months of 1998. Additionally, diluted loss per share was $(1.03) for the second quarter and $(.31) for the first six months of 1998.

On a stand-alone basis and excluding merger costs, Household's net income for the second quarter of 1998 was $201.9 million, up from $150.3 million in 1997, while Beneficial's net income for the second quarter was $47.5 million, compared to $88.3 million last year. On a stand-alone basis, Household's diluted earnings per share for the quarter was $.61, up 24 percent from $.49 last year, while Beneficial's diluted earnings per share was $.81, down from $1.61 last year. Beneficial's second quarter 1997 diluted earnings per share included about $.59 of non-transactional gains, mostly securitization gains on home equity loans. There were no Beneficial securitizations during the second quarter of 1998. Excluding the prior year's nonrecurring items, Beneficial's stand-alone diluted earnings per share for the quarter was down about 21 percent. The decline was due to increased credit losses, partially offset by an improved net interest margin. Beneficial's results for the quarter were consistent with our expectations.

Excluding merger and integration related costs and the gain on sale of Beneficial's Canadian operations, our annualized return on average common shareholders' equity was 14.7 percent for both the second quarter and first six months of 1998. This compares to an annualized return on average common shareholders' equity of 21.1 percent for the second quarter of 1997 and 21.4 percent for the first six months of 1997. The decrease in 1998 was a result of the June 1997 common stock offering which decreased our leverage, resulting in more of our assets being funded by equity as compared to the prior year.

- On March 10, 1998, the Board of Directors approved a three-for-one split of Household's common stock effected in the form of a dividend, issued on June 1, 1998, to shareholders of record as of May 14, 1998. The split was subject to shareholder approval to increase authorized shares which was received on May 13, 1998. Accordingly, all common share and per common share data in this report includes the effect of Household's stock split.

- On April 28, the sale of Beneficial's German operations was completed. An after-tax loss of $27.8 million was recorded in the fourth quarter of 1997. This loss was recorded after consideration of a $31.0 million tax benefit, primarily generated by the expected utilization of capital losses to cover the expected loss associated with disposing of the German operations. No additional losses were realized in 1998 as a result of the sale.

- On March 2, 1998, the sale of Beneficial's Canadian operations was completed. An after-tax gain of $118.5 million was recorded upon consummation of the transaction.

- The following summarizes our operating results for our key businesses for the second quarter and first six months of 1998 compared to the corresponding prior year periods:

  Results for our domestic consumer finance business improved from the prior year periods reflecting higher net interest margin and fee income due mainly to higher levels of average managed receivables. These improvements were partially offset by higher credit losses resulting primarily from increased personal bankruptcy filings.

  Our MasterCard* and Visa* credit card business reported lower net interest margin and, for the first six months, higher credit losses, partially offset by higher fee income. This business includes our co-branding and affinity relationship strategies, in particular our alliance with General Motors Corporation ("GM") to issue the GM Card, a co-branded credit card, and the AFL-CIO's Union Privilege affinity relationship.




* MasterCard is a registered trademark of MasterCard
  International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

  Our private label credit card business reported higher credit losses, partially offset by higher net interest margin and fee income, and improved efficiency. Higher credit losses reflected higher personal bankruptcies as well as the maturing of promotional balances in the first quarter of 1998.

  Beneficial's tax refund anticipation loan ("RAL") business profits declined from the prior year periods, reflecting certain limited measures taken by the Internal Revenue Service to delay payment on the returns of selected taxpayers claiming an earned income tax credit.

  Net income increased in our United Kingdom ("U.K.") operation primarily due to improved efficiency, as well as higher interchange income and insurance premiums, due to receivables growth. The Goldfish Card, issued in alliance with the Centrica Group, contributed significantly to the growth in credit card receivables during the quarter.

- Our normalized managed basis efficiency ratio improved to 39.1 percent for the second quarter of 1998 and 39.8 percent for the first six months of 1998 compared to 41.3 percent in the second quarter of 1997 and 42.0 percent for the first six months of 1997. The efficiency ratio is the ratio of operating expenses to the sum of our managed net interest margin and other revenues less policyholders' benefits. We normalize, or adjust for, items that are not indicative of ongoing operations. The improvement in the managed ratio in the second quarter of 1998 resulted from a 9 percent growth in normalized managed net revenues over the prior year, compared to a 3 percent increase in normalized operating expenses over the comparable period. The improvement in the managed ratio for the first six months of 1998 resulted from growth in normalized managed net revenues over the prior year, compared to essentially no change in normalized operating expenses over the comparable period.

  On a stand-alone basis, Household's normalized managed efficiency ratio was 34.2 percent, down from 36.0 percent last quarter and 36.5 percent a year ago. Beneficial's normalized managed efficiency ratio for the quarter was 52.7 percent, essentially unchanged from the first quarter, and up from 52.2 percent last year.


BALANCE SHEET REVIEW
--------------------
- Managed consumer receivables (receivables on our balance sheet plus receivables serviced with limited recourse) grew 3 percent over the prior year. Core products increased 7 percent from a year ago to $62.2 billion. Core products exclude first mortgages and commercial receivables, Beneficial's German and Canadian receivables which were sold in the first half of 1997 and Household's student loan receivables which were sold in the fourth quarter of 1997. Growth in auto finance receivables reflect the acquisition of ACC Consumer Finance Corporation ("ACC") in October 1997. New loan originations in our retail branch network were up, however, the higher level of refinancings continued to impact home equity loan growth. MasterCard and Visa receivables were up from a year ago due to solid growth in our U.K. bankcard business and the purchase of a $925 million portfolio in the first quarter of 1998. This growth was offset by the non-strategic portfolio sales which occurred in the second half of 1997. Other unsecured receivables were up compared to the prior year reflecting the purchase of an $850 million portfolio in the first quarter. In addition, other unsecured growth was affected by our slowed origination of new unsecured business in recent quarters because of the uncertain credit environment.

  On a stand-alone basis, Household's core portfolio grew 7 percent and Beneficial's core portfolio increased 6 percent year-over-year.

- Compared to the first quarter, core products were relatively flat. New loan originations in the HFC retail branch network were up over 20 percent in the quarter. However, the higher level of refinancings continued to impact home equity loan growth. Our other unsecured portfolio declined slightly in the quarter as run-off outpaced new volume. As discussed above, the decline in other unsecured is attributable to our slowing growth somewhat due to credit quality concerns. MasterCard/Visa receivables were flat with the first quarter. Starting in the first quarter, we actively repriced our MasterCard/Visa portfolios and cut credit lines to minimize future loss experience. These actions, however, led to greater attrition than anticipated. Private label receivables were down in the quarter from attrition at two major merchants due to less promotional activity by Beneficial.

- Consumer receivables on our balance sheet were $39.9 billion at June 30, 1998, up from $39.2 billion at March 31, 1998 and $38.0 billion at June 30, 1997. Changes in these owned receivables from period to period may vary depending on the timing and significance of securitization transactions.

- Our managed credit loss reserves were $2,620.1 million at June
  30, 1998, up from $2,573.0 million at March 31, 1998 and $2,293.7 million at June 30, 1997. Credit loss reserves as a percent of managed receivables were 4.14 percent, up from 4.06 percent at March 31, 1998 and 3.73 percent at June 30, 1997. Reserves as a percent of nonperforming managed receivables were 116.9 percent, compared to 116.1 percent at March 31, 1998 and 119.6 percent at June 30, 1997. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was
  4.65 percent at June 30, 1998 and March 31, 1998 and 4.18 percent at June 30, 1997. The annualized total consumer managed chargeoff ratio in the second quarter of 1998 was 4.26 percent, compared to
  4.17 percent in the prior quarter and 3.86 percent in the year-ago quarter.

- The ratio of total shareholders' equity (including company obligated mandatorily redeemable preferred securities of subsidiary trusts) to total owned assets was 13.52 percent, compared to 14.13 percent at December 31, 1997. The ratio of total shareholders' equity to managed assets was 9.28 percent, unchanged from December 31, 1997. The ratios in 1998 were impacted by the merger and integration related costs incurred in the quarter.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our subsidiaries use cash to originate loans, purchase loans or investment securities or acquire businesses. Their main sources of cash are the collection and securitization of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt and deposits; and cash provided by operations.

The following describes major changes in our funding base from December 31, 1997 to June 30, 1998:

- In March 1998, a subsidiary trust issued $200 million of company obligated mandatorily redeemable preferred securities.

- Deposits decreased 22 percent to $1.8 billion from $2.3 billion due to the sale of Beneficial's German operations, as previously discussed.

- Commercial paper, bank and other borrowings increased 7 percent to $11.4 billion from $10.7 billion. Senior and senior subordinated debt (with original maturities over one year) increased 8 percent to $25.7 billion from $23.7 billion. The increase in debt levels from year end is primarily attributable to the increase in owned receivables.

- In connection with the Beneficial merger, we have repurchased or have commitments to repurchase approximately $1.1 billion of senior and senior subordinated debt and bank and other borrowings. We funded the debt repurchase with senior debt and other borrowings.

  Cash payments of approximately $709 million for merger and integration related costs will be funded through our existing operations, senior debt and other borrowings.

- In June 1998, we issued 168.4 million shares of common stock in connection with the Beneficial merger, as previously discussed.

- Our securitized portfolio of home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables totaled $22.6 billion at June 30, 1998, compared to $24.5 billion at December 31, 1997. During the three months ended June 30, 1998, we securitized, excluding replenishments of certificate holder interests, $1.7 billion of auto finance and MasterCard/Visa receivables. During the six months ended June 30, 1998, we securitized, excluding replenishments of certificate holder interests, $2.0 billion of auto finance, MasterCard/Visa and other unsecured receivables.

The composition of these securitizations by type is as follows
(in billions):

-----------------------------------------------------------
                      Three months ended   Six months ended
                                June 30,           June 30,
                                    1998               1998
-----------------------------------------------------------
Auto finance                     $    .4            $    .4
Visa/MasterCard                      1.3                1.3
Other unsecured                      -                   .3
                                 -------            -------
Total                            $   1.7            $   2.0
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

Pro Forma Managed Statements of Income

--------------------------------------------------------------------------------------------------------------
                                          Three Months Ended                          Six Months Ended
All dollar amounts are                              June 30,                                  June 30,
stated in millions.                1998       *         1997       *          1998       *        1997       *
--------------------------------------------------------------------------------------------------------------
Finance and other interest
 income                       $ 2,200.7   13.77%   $ 2,043.1   13.65%    $ 4,435.0   13.78%  $ 4,063.9   13.61%
Interest expense                  961.9    6.02        905.9    6.06       1,941.8    6.03     1,788.9    5.99
                              ---------   -----    ---------   -----     ---------   -----   ---------   -----
Net interest margin             1,238.8    7.75      1,137.2    7.67<F1>   2,493.2    7.75     2,275.0    7.66<F1>
Provision for credit losses       687.0                580.6               1,337.8             1,208.2
                              ---------            ---------             ---------           ---------
Net interest margin after
 provision for credit losses      551.8                556.6               1,155.4             1,066.8
                              ---------            ---------             ---------           ---------
Insurance revenues                117.8                111.3                 237.3               222.6
Investment income                  38.5                 39.9                  78.4                85.1
Fee income                        362.7                318.0                 653.1               619.2
Other income                       40.1                 61.6                 127.8               227.6
Gain on sale of Beneficial
 Canada                             -                    -                   189.4                 -
                              ---------            ---------             ---------           ---------
Total other revenues              559.1                530.8               1,286.0             1,154.5
                              ---------            ---------             ---------           ---------
Salaries and fringe
  benefits                        264.4                264.6                 540.6               517.3
Occupancy and equipment
  expense                          82.5                 79.2                 167.6               163.9
Other marketing expenses           99.0                 98.8                 202.0               213.6
Other servicing and
 administrative expenses          187.6                179.0                 381.5               391.1
Amortization of acquired
 intangibles and goodwill          44.8                 37.1                  87.2                73.9
Policyholders' benefits            55.3                 65.1                 118.9               134.9
                              ---------            ---------             ---------           ---------
Total costs and expenses
 before merger charge             733.6                723.8               1,497.8             1,494.7
Merger and integration
 related costs                  1,000.0                  -                 1,000.0                 -
                              ---------            ---------             ---------           ---------
Total costs and expenses
 including merger charge        1,733.6                723.8               2,497.8             1,494.7
                              ---------            ---------             ---------           ---------
Income (loss) before taxes       (622.7)               363.6                 (56.4)              726.6
Income taxes (benefit)           (121.1)               125.0                  87.4               255.8
                              ---------            ---------             ---------           ---------
Net income (loss)             $  (501.6)           $   238.6             $  (143.8)          $   470.8
                              =========            =========             =========           =========

Average managed receivables   $63,097.1            $58,743.4             $63,375.6           $58,821.0
Average noninsurance
 investments                      519.0              1,149.3                 676.3               885.3
Other interest-earning
 assets                           305.8                  -                   293.5                 -
                              ---------            ---------             ---------           ---------
Average managed interest-
 earning assets               $63,921.9            $59,892.7             $64,345.4           $59,706.3
                              =========            =========             =========           =========

* As a percent, annualized, of appropriate earning assets.

<F1> Managed net interest margin as a percent of average managed interest-
     earning assets for the second quarter and first six months of 1997 excludes temporary investments relating to acquisitions. Including the impact of these temporary investments, managed net interest margin was 7.59 percent for the second quarter and 7.62 percent for the first six months ended June 30, 1997.

The following discussion on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on our historical owned statements of income ("Owned Basis"), as well as on the above pro forma managed statements of income ("Managed Basis").

Net interest margin
-------------------
Net interest margin on an Owned Basis was $766.9 million for the second quarter of 1998, up from $683.7 million for the prior year quarter. Net interest margin on an Owned Basis for the first six months of 1998 was $1,483.6 million, up from $1,388.5 million in the prior year period. Owned margin improved due to an increase in average owned home equity loans as a result of the acquisition of Transamerica Financial Services Holding Company ("TFS") in 1997, but was offset by a decrease in average owned private label and other unsecured receivables.

Net interest margin on a Managed Basis was $1,238.8 million for the second quarter of 1998, up 9 percent compared to the year-ago period. Managed Basis net interest margin for the first six months of 1998 was $2,493.2 million, up 10 percent compared to the prior year period. The increases were primarily due to managed receivable growth. Net interest margin as a percent of average managed interest-earning assets, annualized, was 7.75 percent, flat with the previous quarter, and up from 7.59 percent in the year-ago quarter. The net interest margin percentage on a Managed Basis in the second quarter of 1997 was adversely affected by temporary investments that were used to pre-fund the acquisition of TFS. Excluding the impact of these temporary investments, net interest margin as a percent of average managed interest-earning assets, annualized, was 7.67 percent in the second quarter of 1997. The improvement in net interest margin over the year-ago quarter was primarily due to the continuing change in product mix, improved pricing and lower leverage.

On a stand-alone basis, Household's managed net interest margin expanded to 7.45 percent from 7.41 percent last quarter. The improvement was primarily due to improved pricing and lower leverage.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an Owned Basis for the second quarter of 1998 totaled $391.6 million, up 12 percent from $351.0 million in the prior year quarter. The provision for the first six months of 1998 was $780.9 million, up 7 percent from $729.5 million in the year-ago period. The provision as a percent of average owned receivables, annualized, was 3.80 percent in the second quarter of 1998 compared to 3.77 percent in the second quarter of 1997. Owned provision in excess of owned chargeoffs was $15 million for the three months ended June 30, 1998, compared to $49 million for the three months ended June 30, 1997. Owned provision in excess of owned chargeoffs for the six months ended June 30, 1998 was $44 million, compared to $107 million for the six months ended June 30, 1997. The provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

The provision for credit losses for receivables on a Managed Basis totaled $687.0 million in the second quarter of 1998, up 18 percent from $580.6 million in the prior year quarter. The provision for credit losses on a Managed Basis for the first six months of 1998 was $1,337.8 million, up
11 percent from $1,208.2 million in the year-ago period. As a percent of average managed receivables, annualized, the provision was 4.36 percent, compared to 3.95 percent in the second quarter of 1997. The Managed Basis provision includes the over-the-life reserve requirement on the off-balance sheet portfolio. This provision is impacted by the type and amount of receivables securitized in a given period and substantially offsets the income recorded on the securitization transactions. Managed provision in excess of managed chargeoffs for the three months ended June 30, 1998 was $21 million, compared to $19 million for the three months ended June 30, 1997. Managed provision in excess of managed chargeoffs was $16 million for the six months ended June 30, 1998, compared to $131 million for the six months ended June 30, 1997. In the second quarter of 1998, we securitized approximately $1.7 billion of auto finance and MasterCard/Visa receivables, compared to approximately $1.9 billion of home equity and MasterCard/Visa receivables a year ago. For the first six months of 1998, we securitized approximately $2.0 billion of auto finance, MasterCard/Visa and other unsecured receivables, compared to approximately $3.9 billion of home equity, MasterCard/Visa and other unsecured receivables in the year ago period. See the credit quality section for further discussion of factors affecting the provision for credit losses.

Other revenues
--------------
Securitization income on an Owned Basis was $394.2 million for the second quarter of 1998, compared to $422.2 million for the same period in 1997. Securitization income on an Owned Basis for the first six months of 1998 was $813.5 million, up from $788.4 million in the year-ago period. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The decrease in securitization income compared to the second quarter of 1997 was primarily due to Beneficial's securitization gains on home equity loans in the prior year quarter. Securitization income for the first six months of 1998 increased compared to a year ago due to an increase in average securitized receivables. The components of securitization income are reclassified to the appropriate caption in the statements of income on a Managed Basis.

Fee income on an Owned Basis includes revenues from fee-based products such as credit cards. Fee income was $145.0 million in the second quarter of 1998, up from $119.7 million in the comparable period of the prior year. Fee income for the first six months of 1998 was $292.3 million, up from $238.6 million for the same period in 1997. The increase in fee income reflected higher credit card fees as compared to the prior year periods.

Fee income on a Managed Basis, which in addition to the items discussed above, includes fees and other income related to the off-balance sheet portfolio. Managed Basis fee income was $362.7 million in the second quarter of 1998, up from $318.0 million in the 1997 quarter. Managed Basis fee income was $653.1 million for the first six months of 1998, up from $619.2 million in the year-ago period. The increases were primarily due to higher credit card and interchange fees, offset by lower securitization revenue.

Other income was $40.1 million in the second quarter of 1998, down from $61.6 million in the second quarter of 1997. Other income for the first six months of 1998 was $127.8 million, compared to $227.6 million in the year-ago period. The decrease in other income in 1998 is due to lower RAL income. Additionally, the 1997 year-to-date amount included approximately $50 million of non-recurring gains on the sales of certain non-strategic assets and a gain from the sale of a Beneficial life insurance portfolio in June 1997.

Total other revenue for the first six months of 1998 included a pretax gain of $189.4 million from the sale of Beneficial's
Canadian operations, as previously discussed.

Expenses
--------
Operating expenses for the second quarter of 1998, excluding the one-time merger and integration related costs of approximately $1.0 billion, were $678.3 million, compared to $658.7 million in the comparable prior year quarter. Operating expenses for the first six months of 1998, excluding the one-time merger related costs, were $1,378.9 million, compared to $1,359.8 million in the year-ago period.

Salaries and fringe benefits for the second quarter were $264.4 million compared to $264.6 million in the second quarter of 1997. Salaries and fringe benefits for the first six months of 1998 were $540.6 million compared to $517.3 million for the first half of 1997. The expense was flat in the second quarter as the increase in the average number of employees in our domestic consumer finance and auto finance businesses in connection with Household's acquisitions of TFS in June 1997 and ACC in October 1997 were offset by the sale of Beneficial's Canadian operations in March 1998 and German operations in April 1998. The higher expense for the first six months was primarily due to the increase in the average number of employees in connection with the acquisitions of TFS and ACC.

Other marketing expenses for the second quarter were $99.0 million, relatively unchanged from $98.8 million in 1997. Other marketing expense for the first six months of 1998 totaled $202.0 million, compared to $213.6 million in the year-ago period. Other marketing expense was down from the prior year due to increased spending on private label programs in 1997 for several Beneficial private label merchants.

Other servicing and administrative expenses were $187.6 million in the second quarter of 1998, up from $179.0 million in the prior year. Other servicing and administrative expenses for the first six months of 1998 were $381.5 million, down from $391.1 million for the same period in 1997. The increase from the prior year quarter was due to higher expenses for systems development costs. The decrease in expense for the first six months of 1998 was primarily due to reductions in fraud losses and lower real estate owned costs.

Amortization of acquired intangibles and goodwill was $44.8 million in the second quarter of 1998, up from $37.1 million in the prior year quarter. Amortization expense for the first six months of 1998 was $87.2 million, up from $73.9 million in the prior year period. The increase reflects our acquisitions of TFS and ACC in 1997.


CREDIT LOSS RESERVES
--------------------
Our consumer credit management policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. See Note 5, "Receivables" in the accompanying financial statements for receivables by product type.

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows (in millions):

----------------------------------------------------------------------------------------
                                 June 30,      March 31,     December 31,       June 30,
                                     1998           1998             1997           1997
----------------------------------------------------------------------------------------
Owned                            $1,757.2       $1,725.6         $1,642.1       $1,556.4
Serviced with limited recourse      862.9          847.4            880.9          737.3
                                 --------       --------         --------       --------
Total                            $2,620.1       $2,573.0         $2,523.0       $2,293.7
                                 ========       ========         ========       ========

Managed credit loss reserves as a percent of nonperforming managed receivables were 116.9 percent, compared to 116.1 percent at March 31, 1998 and 119.6 percent at June 30, 1997.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

----------------------------------------------------------------------------------------
                                 June 30,      March 31,     December 31,       June 30,
                                     1998           1998             1997           1997
----------------------------------------------------------------------------------------
Owned                                4.32%          4.31%            4.25%          3.99%
Managed                              4.14           4.06             3.99           3.73
                                     ----           ----             ----           ----

The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. See Note 6, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.

CREDIT QUALITY
--------------
Delinquency and chargeoff statistics reflect the impact of the portfolio acquisitions during the quarter. Delinquency levels in the consumer portfolio were flat compared to the prior quarter, but increased from the year-ago quarter. Chargeoffs were up compared to the prior and year-ago quarters. We track delinquency and chargeoff levels on a managed basis. We include the off-balance sheet portfolio since we apply the same credit and portfolio management procedures as on our owned portfolio. This results in a similar credit loss exposure for us.

Delinquency
-----------
Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

------------------------------------------------------------------------------------------
                      6/30/98        3/31/98       12/31/97         9/30/97        6/30/97
------------------------------------------------------------------------------------------
First mortgage          11.07%          9.33%         10.35%           9.27%         10.27%
Home equity              3.55           3.68           3.69            3.16           2.97
Auto finance <F1>        1.67           1.84           2.09            -              -
MasterCard/Visa          3.30           3.10           3.10            3.20           3.13
Private label            6.10           6.04           5.81            5.72           5.15
Other unsecured          7.82           7.72           7.81            7.14           6.70
                        -----           ----          -----            ----          -----
Total                    4.65%          4.65%          4.64%           4.47%          4.18%
                        =====           ====          =====            ====          =====

<F1> Prior to the fourth quarter of 1997, delinquency statistics for auto finance receivables were not significant. For prior periods, delinquency data for these receivables were included in other unsecured receivables.

Delinquency as a percent of managed consumer receivables for the combined company was flat from the prior quarter but increased from the prior year quarter. On a stand-alone basis, Household's delinquency ratio fell 8 basis points, to 4.71 percent, while Beneficial's delinquency ratio increased 24 basis points to 4.50 percent. Dollars of delinquency at Household declined nearly $30 million and reflected a trend of stabilizing delinquency over the last four months. The improvement was mainly in our home equity and private label businesses and continues to be most evident in early-stage delinquency. We attribute some of the Beneficial increase to transition in the quarter.

The increase in the managed delinquency ratio for the combined company from a year ago was due to seasoning of the home equity, MasterCard/Visa and other unsecured portfolios and the maturing of certain special promotional balances in our private label portfolio. The seasoning or maturing of a product is the effect of a growing portfolio reaching expected levels of chargeoffs as loans age. Dollars of delinquency in the first mortgage portfolio were down as this portfolio continued to liquidate.

Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

---------------------------------------------------------------------
                       Second     First    Fourth     Third    Second
                      Quarter   Quarter   Quarter   Quarter   Quarter
                         1998      1998      1997      1997      1997
---------------------------------------------------------------------
First mortgage            .21%      .81%     1.29%     1.21%      .87%
Home equity               .52       .61       .62       .53       .67
Auto finance <F1>        5.18      5.94      5.31        -         -
MasterCard/Visa          5.49      5.78      5.56      6.22      5.66
Private label <F2>       6.05      5.73      5.19      4.79      4.37
Other unsecured          7.26      6.22      5.85      5.66      5.23
                         ----      ----      ----      ----      ----
Total                    4.26%     4.17%     3.94%     3.98%     3.86%
                         ====      ====      ====      ====      ====

<F1> Prior to the fourth quarter of 1997, chargeoff statistics for auto finance receivables were not significant and were included in other unsecured receivables.

<F2> Following the merger, Household adopted Beneficial's presentation of chargeoffs related to private label receivables. As a result, at the time a receivable is charged off, the principal balance is written off against the allowance for credit losses, and accrued finance charges and other fees are reversed against the respective items on the statement of operations. Chargeoffs, net interest margin, provision for credit losses and fee income have been restated for all periods.

The second quarter chargeoff ratio for the combined company was
4.26 percent compared to 4.17 percent in the first quarter. On a stand-alone basis, Household's chargeoff ratio declined 3 basis points from the first quarter to 4.68 percent, with all products except other unsecured contributing to the improvement. For Beneficial, chargeoffs increased 31 basis points in the quarter to
3.09 percent, led by increases in both unsecured consumer loans and private label credit cards. We are currently taking steps to address the chargeoff increases in the Beneficial portfolio.

The increase in the chargeoff ratio for the combined company compared to a year ago was primarily due to increased bankruptcy filings in and continued seasoning of the private label and other unsecured portfolios.

Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

-------------------------------------------------------------------------------------------
In millions.                        6/30/98     3/31/98    12/31/97     9/30/97     6/30/97
-------------------------------------------------------------------------------------------
Nonaccrual owned receivables       $  948.5    $  901.2    $  939.0    $  816.5    $  807.3
Accruing owned consumer
  receivables 90 or more days
  delinquent                          548.7       494.7       499.6       509.9       470.9
Renegotiated commercial loans          12.3        12.3        12.4        12.9        12.9
                                   --------    --------    --------    --------    --------
Total nonperforming owned
  receivables                       1,509.5     1,408.2     1,451.0     1,339.3     1,291.1
Real estate owned                     224.2       214.7       212.8       222.5       217.1
                                   --------    --------    --------    --------    --------
Total nonperforming owned assets   $1,733.7    $1,622.9    $1,663.8    $1,561.8    $1,508.2
                                   ========    ========    ========    ========    ========
Owned credit loss reserves as
  a percent of nonperforming
  owned receivables                   116.4%      122.5%      113.2%      118.6%      120.5%
                                   --------    --------    --------    --------    --------

Nonaccrual managed receivables     $1,409.6    $1,390.3    $1,364.9    $1,220.0    $1,177.4
Accruing managed consumer
  receivables 90 or more days
  delinquent                          818.6       812.7       807.8       757.6       728.2
Renegotiated commercial
  loans                                12.3        12.3        12.4        12.9        12.9
                                   --------    --------    --------    --------    --------
Total nonperforming managed
  receivables                       2,240.5     2,215.3     2,185.1     1,990.5     1,918.5
Real estate owned                     224.2       214.7       212.8       222.5       217.1
                                   --------    --------    --------     --------    --------
Total nonperforming assets         $2,464.7    $2,430.0    $2,397.9     $2,213.0    $2,135.6
                                   ========    ========    ========     ========    ========
Managed credit loss reserves as
  a percent of nonperforming
  managed receivables                 116.9%      116.1%      115.5%       117.3%      119.6%
                                   --------    --------    --------     --------    --------

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In 1992, the Internal Revenue Service ("IRS") completed its examination of Beneficial's federal income tax returns for 1984 through 1987. The IRS proposed $142.0 million in adjustments that relate principally to activities of a former subsidiary, American Centennial Insurance Company, prior to its sale in 1987.

In order to limit the further accrual of interest on the proposed adjustments, Beneficial paid $105.5 million of tax and interest during the third quarter of 1992.

The issues were not resolved during the administrative appeals process, and the IRS issued a statutory Notice of Deficiency asserting the unresolved adjustments and increased the disallowance to $195.0 million in the third quarter of 1996.

Beneficial has initiated litigation in the United States Tax Court to oppose the disallowance. While the conclusion of this matter in its entirety cannot be predicted with certainty, management does not anticipate the ultimate resolution to differ materially from amounts accrued.

Item 4.  Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Household International was held on Wednesday, May 13, 1998, for the purpose of (1) electing directors; (2) approving an increase in the authorized shares of Household Common Stock from 250 to 750 million shares; (3) approving the 1998 Key Executive Bonus Plan; and (4) ratifying the appointment of Arthur Andersen LLP as the public accountants for Household. The voting results, which have been adjusted for Household's 3-for-1 stock split effected in the form of a stock dividend and paid on June 1, 1998, were as follows:

Each of the following persons received the number of votes set out after his or her name and were elected directors to hold office for the ensuing year and until their successors shall be elected and shall qualify:

                                       FOR            WITHHELD
                                  -------------    -------------
                                        -                -
W.F. Aldinger                      281,109,258        691,278
R.J. Darnall                       281,006,346        794,190
G.G. Dillon                        281,090,106        710,430
J.A. Edwardson                     281,125,815        674,721
M.J. Evans                         281,047,260        753,276
J.D. Fishburn                      281,130,255        670,281
C.F. Freidheim, Jr.                281,137,146        663,390
L.E. Levy                          281,130,810        669,726
G.A. Lorch                         281,137,263        663,273
J.D. Nichols                       281,128,158        672,378
J.B. Pitblado                      281,126,553        673,983
S.J. Stewart                       281,141,889        658,647
L.W. Sullivan, M.D.                281,044,239        756,294

Proposal to increase the authorized shares of Household Common
Stock from 250 million to 750 million:

     FOR          AGAINST           ABSTAIN      BROKER NON-VOTE
 ------------   -----------        ---------     ----------------
 248,512,479     32,648,850         637,935           1,269

Approval of the 1998 Key Executive Bonus Plan:

     FOR          AGAINST           ABSTAIN      BROKER NON-VOTE
 ------------   -----------        ---------     ----------------
 264,723,384     15,333,201        1,743,948            0

Ratification of the appointment of Arthur Andersen LLP as Household's public accountants for the year 1998:

     FOR          AGAINST           ABSTAIN      BROKER NON-VOTE
 ------------   -----------        ---------     ----------------
 281,000,673      309,558           490,302             0


A Special Meeting of Stockholders of Household International was held on Tuesday, June 30, 1998, for the purpose of (1) approving the issuance of shares of Common Stock, par value $1.00 per share, of Household International, Inc. pursuant to the Agreement and Plan of Merger, dated as of April 7, 1998, among Household, Household Acquisition Corporation II and Beneficial Corporation; and (2) approving the adjournment of the Household Special Meeting, if necessary, to allow for the soliciting of additional proxies in the event that there were not sufficient votes at the time of the Special Meeting to approve the foregoing proposal or for any such other reason deemed appropriate. The voting results, which have been adjusted for Household's 3-for-1 stock split effected in the form of a stock dividend and paid on June 1, 1998, were as follows:

Proposal to approve the issuance of shares of Common Stock, par value $1.00 per share, of Household International, Inc. pursuant to the Agreement and Plan of Merger, dated as of April 7, 1998, among Household, Household Acquisition Corporation II and Beneficial
Corporation:

     FOR          AGAINST           ABSTAIN      BROKER NON-VOTE
 ------------   -----------        ---------     ----------------
 244,364,589      521,937           227,853             0

Proposal to approve to the adjournment of the Household Special Meeting, if necessary, to allow for the soliciting of additional proxies in the event that there were not sufficient votes at the time of the Special Meeting to approve the foregoing proposal or for any such other reason deemed appropriate:

     FOR          AGAINST           ABSTAIN      BROKER NON-VOTE
 ------------   -----------        ----------    ----------------
 188,252,376     49,583,931        7,278,069            3

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       3.1     Restated Certificate of Incorporation of
               Household International, Inc.

       3.2 Bylaws of Household International, Inc. as amended June 4, 1998.

       10.1    Household International, Inc. 1998 Key Executive
               Bonus Plan.

       12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and
               Preferred Stock Dividends.

       21      List of Household International subsidiaries.

       27      Financial Data Schedule.

       27.1    Restated Financial Data Schedule.

       99.1    Debt and Preferred Stock Securities Ratings.

  (b)  Reports on Form 8-K

       During the second quarter of 1998, the Registrant filed Current Reports on Form 8-K dated April 7 and 20, 1998 pertaining to its merger agreement with Beneficial Corporation, and a Current Report on Form 8-K dated June 30, 1998 with respect to supplemental consolidated financial statements restating Household's historical consolidated financial statements as of and for the three years ended December 31, 1997 and as of and for the three months ended March 31, 1998 and 1997.

                             SIGNATURE
                             ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOUSEHOLD INTERNATIONAL, INC.
                              -----------------------------
                              (Registrant)



Date:  August 14, 1998        By: /s/ David A. Schoenholz
       ---------------           -----------------------------
                                 David A. Schoenholz
                                 Executive Vice President -
                                 Chief Financial Officer
                                 and on behalf of
                                 Household International, Inc.

                           Exhibit Index
                           -------------

3.1    Restated Certificate of Incorporation of
       Household International, Inc.

3.2 Bylaws of Household International, Inc. as amended June 4, 1998.

10.1   Household International, Inc. 1998 Key
       Executive Bonus Plan.

12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and
       Preferred Stock Dividends.

21     List of Household International subsidiaries.

27     Financial Data Schedule.

27.1   Restated Financial Data Schedule.

99.1   Debt and Preferred Stock Securities Ratings.