Form 10-Q
period 1998-09-30
HOUSEHOLD INTERNATIONAL INC
filed 1998-11-13
CIK 354964

                           FORM 10-Q

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

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
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 1998, there were 482,796,738 shares of registrant's common stock outstanding.

              HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES


                             Table of Contents


PART I.   Financial Information                                 Page
                                                                ----
  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited) - Three Months and Nine Months
          Ended September 30, 1998 and 1997                        2

          Condensed Consolidated Balance Sheets -
          September 30, 1998 (Unaudited) and December 31, 1997     3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended
          September 30, 1998 and 1997                              4

          Financial Highlights                                     5

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)                                   6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations           13



PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                        26

  Signature                                                       27

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

All amounts, except per share data, are stated in millions.

----------------------------------------------------------------------------------------------
                                                  Three months ended         Nine months ended
                                                       September 30,             September 30,
                                                    1998        1997         1998         1997
----------------------------------------------------------------------------------------------
Finance income                                  $1,425.8    $1,313.7     $4,112.0     $3,826.3
Other interest income                               15.2         9.5         41.6         39.5
Interest expense                                   628.1       605.4      1,857.1      1,759.5
                                                --------    --------     --------     --------
Net interest margin                                812.9       717.8      2,296.5      2,106.3
Provision for credit losses on owned
 receivables                                       358.4       376.5      1,139.3      1,106.0
                                                --------    --------     --------     --------
Net interest margin after provision for
 credit losses                                     454.5       341.3      1,157.2      1,000.3
                                                --------    --------     --------     --------
Securitization income                              370.1       448.9      1,183.6      1,237.3
Insurance revenues                                 129.2       109.9        366.5        332.5
Investment income                                   42.5        43.9        120.9        129.0
Fee income                                         151.8       156.2        444.1        394.8
Other income                                        55.8        68.5        183.6        296.1
Gain on sale of Beneficial Canada                    -           -          189.4          -
                                                --------    --------     --------     --------
Total other revenues                               749.4       827.4      2,488.1      2,389.7
                                                --------    --------     --------     --------
Salaries and fringe benefits                       280.1       277.6        859.5        794.9
Occupancy and equipment expense                     73.0        81.5        240.6        245.4
Other marketing expenses                           101.7       112.1        303.7        325.7
Other servicing and administrative expenses        162.3       187.2        505.0        578.3
Amortization of acquired intangibles
 and goodwill                                       45.1        42.4        132.3        116.3
Policyholders' benefits                             57.1        61.9        176.0        196.8
Merger and integration related costs                 -           -        1,000.0          -
                                                --------    --------     --------     --------
Total costs and expenses                           719.3       762.7      3,217.1      2,257.4
                                                --------    --------     --------     --------
Income before income taxes                         484.6       406.0        428.2      1,132.6
Income taxes                                       166.6       141.3        254.0        397.1
                                                --------    --------     --------     --------
Net income                                      $  318.0    $  264.7     $  174.2     $  735.5
                                                ========    ========     ========     ========

Earnings per common share:
 Net income                                     $  318.0    $  264.7     $  174.2     $  735.5
 Preferred dividends                                (4.1)       (4.2)       (12.4)       (12.9)
                                                --------    --------     --------     --------
 Earnings available to common shareholders      $  313.9    $  260.5     $  161.8     $  722.6
                                                ========    ========     ========     ========
 Average common shares                             490.3       482.6        488.6        465.7
 Average common and common equivalent
  shares                                           498.3       492.3        498.9        474.6
                                                --------    --------     --------     --------
 Basic earnings per common share                $    .64    $    .54     $    .33     $   1.55
 Diluted earnings per common share                   .63         .53          .32         1.52
                                                --------    --------     --------     --------
Dividends declared per common share                  .15         .14          .45          .40
                                                --------    --------     --------     --------
</TABLE)
See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

In millions, except share data.

------------------------------------------------------------------------------
                                                 September 30,    December 31,
                                                          1998            1997
------------------------------------------------------------------------------
ASSETS                                              (Unaudited)
------
Cash                                                 $   532.8      $   534.3
Investment securities                                  3,727.7        2,898.6
Receivables, net                                      41,972.4       38,337.6
Acquired intangibles and goodwill, net                 1,854.5        1,798.4
Properties and equipment, net                            457.7          538.7
Real estate owned                                        232.2          212.8
Other assets                                           2,674.9        2,496.6
                                                     ---------      ---------
Total assets                                         $51,452.2      $46,817.0
                                                     =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Debt:
  Deposits                                           $ 1,909.1      $ 2,344.2
  Commercial paper, bank and other borrowings         10,754.1       10,666.1
  Senior and senior subordinated debt (with
     original maturities over one year)               27,786.8       23,736.2
                                                     ---------      ---------
Total debt                                            40,450.0       36,746.5
Insurance policy and claim reserves                    1,296.0        1,382.6
Other liabilities                                      3,121.2        2,074.4
                                                     ---------      ---------
Total liabilities                                     44,867.2       40,203.5
                                                     ---------      ---------
Company obligated mandatorily redeemable
  preferred securities of subsidiary trusts*             375.0          175.0
                                                     ---------      ---------
Preferred stock                                          264.5          264.5
                                                     ---------      ---------
Common shareholders' equity:
  Common stock, $1.00 par value, 750,000,000
     shares authorized (increased as of
     May 13, 1998); 543,433,723 and 536,870,946
     shares issued at September 30, 1998
     and December 31, 1997, respectively                 543.4          536.9
  Additional paid-in capital                           1,623.1        1,423.5
  Retained earnings                                    4,918.3        4,978.6
  Foreign currency translation adjustments              (161.1)        (176.5)
  Unrealized gain on investments, net                     28.1            8.8
  Less common stock in treasury, 60,909,927 and
     51,519,429 shares at September 30, 1998 and
     December 31, 1997, respectively, at cost         (1,006.3)        (597.3)
                                                     ---------      ---------
Total common shareholders' equity                      5,945.5        6,174.0
                                                     ---------      ---------
Total liabilities and shareholders' equity           $51,452.2      $46,817.0
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

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

In millions.

-------------------------------------------------------------------------------------
Nine months ended September 30                                    1998           1997
-------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                                  $    174.2     $    735.5
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned receivables             1,139.3        1,106.0
  Merger and integration related costs                         1,000.0            -
  Insurance policy and claim reserves                            (64.3)          41.1
  Depreciation and amortization                                  242.8          224.6
  Net realized (gains) losses from sales of assets              (182.4)         (84.6)
  Other, net                                                     (39.6)          61.2
                                                            ----------     ----------
Cash provided by operations                                    2,270.0        2,083.8
                                                            ----------     ----------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                                   (1,209.1)      (1,414.4)
  Matured                                                        390.5          311.4
  Sold                                                           725.0        1,107.4
Short-term investment securities, net change                    (758.6)           1.1
Receivables:
  Originations, net                                          (21,226.8)     (20,813.4)
  Purchases and related premiums                              (2,849.0)        (632.9)
  Sold                                                        19,486.8       23,469.2
Purchase capital stock of Transamerica Financial
  Services Holding Company                                         -         (1,065.0)
Properties and equipment purchased                               (72.4)         (47.4)
Properties and equipment sold                                     36.6            7.3
                                                            ----------     ----------
Cash increase (decrease) from investments in operations       (5,477.0)         923.3
                                                            ----------     ----------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change                 (315.0)      (1,026.4)
Time certificates, net change                                    (80.7)        (258.8)
Senior and senior subordinated debt issued                     8,568.5        6,474.9
Senior and senior subordinated debt retired                   (3,392.5)      (5,964.7)
Prepayment of debt                                            (1,140.8)           -
Repayment of Transamerica Financial Services Holding
  Company debt                                                     -         (2,795.0)
Policyholders' benefits paid                                     (84.9)         (95.2)
Cash received from policyholders                                  94.8           93.3
Shareholders' dividends                                         (182.8)        (137.2)
Shareholders' dividends - pooled affiliate                       (61.8)         (86.1)
Redemption of preferred stock                                      -            (55.0)
Purchase of treasury stock                                      (403.0)           -
Treasury stock activity - pooled affiliate                       (11.0)         (79.6)
Issuance of common stock                                          15.3        1,016.5
Issuance of company obligated mandatorily redeemable
  preferred securities of subsidiary trusts                      200.0            -
                                                            ----------     ----------
Cash increase (decrease) from financing and
  capital transactions                                         3,206.1       (2,913.3)
                                                            ----------     ----------
Effect of exchange rate changes on cash                            (.6)          20.5
                                                            ----------     ----------
Increase (decrease) in cash                                       (1.5)         114.3
Cash at January 1                                                534.3          518.8
                                                            ----------     ----------
Cash at September 30                                        $    532.8     $    633.1
                                                            ==========     ==========
Supplemental cash flow information:
Interest paid                                               $  1,736.1     $  1,645.3
                                                            ----------     ----------
Income taxes paid                                                284.1          303.3
                                                            ----------     ----------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

All dollar amounts are stated in millions.

------------------------------------------------------------------------------------------------
                                                                               Nine Months Ended
                                                                                   September 30,
                                                                              1998          1997
------------------------------------------------------------------------------------------------
Net income excluding merger costs
 and Beneficial Canada gain                                              $   806.7   $   735.5
Merger and integration related costs                                        (751.0)        -
Beneficial Canada gain                                                       118.5         -
                                                                         ---------   ---------
Net income                                                               $   174.2   $   735.5
                                                                         =========   =========

Diluted earnings per common share                                        $     .32   $    1.52
                                                                         =========   =========
Diluted earnings per common share excluding
 merger costs and Beneficial Canada gain                                 $    1.59   $    1.52
                                                                         =========   =========

All dollar amounts are stated in millions.

----------------------------------------------------------------------------------------------
                                                    Three Months Ended       Nine Months Ended
                                                         September 30,           September 30,
                                                       1998       1997        1998        1997
----------------------------------------------------------------------------------------------
Net interest margin and other revenues <F1>        $1,505.2   $1,483.3   $ 4,608.6   $ 4,299.2
                                                   --------   --------   ---------   ---------
Return on average common shareholders' equity <F2>     20.5%      17.7%       16.7%       18.9%
                                                   --------   --------   ---------   ---------
Return on average owned assets <F2>                    2.53       2.24        2.17        2.14
                                                   --------   --------   ---------   ---------
Managed basis efficiency ratio, normalized <F3>        36.9       39.8        38.8        41.2
                                                   --------   --------   ---------   ---------

All dollar amounts are stated in millions.

----------------------------------------------------------------------------------------------
                                                                   September 30,  December 31,
                                                                            1998          1997
----------------------------------------------------------------------------------------------
Total assets:
 Owned                                                                 $51,452.2     $46,817.0
 Managed                                                                73,258.3      71,295.5
                                                                       ---------     ---------
Receivables:
 Owned                                                                 $42,280.8     $38,682.0
 Serviced with limited recourse                                         21,806.1      24,478.5
                                                                       ---------     ---------
 Managed                                                               $64,086.9     $63,160.5
                                                                       =========     =========
Total shareholders' equity as a percent of owned assets <F4>               12.80%        14.13%
                                                                       ---------     ---------
Total shareholders' equity as a percent of managed assets <F4>              8.99          9.28
                                                                       ---------     ---------

<F1>   Policyholders' benefits have been netted against other revenues.
<F2>   Annualized. Excludes merger and integration related costs and the
       Beneficial Canada gain.
<F3>   Ratio of normalized operating expenses to managed net interest margin and other revenues less policyholders' benefits.
<F4>   Total shareholders' equity at September 30, 1998 and December 31, 1997 includes common shareholders' equity, preferred stock and company obligated mandatorily redeemable preferred securities of subsidiary trusts.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
--------------------------
The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. Additionally, these financial statements have been prepared in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period's presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 should not be considered indicative of the results for any future quarters or the year ending December 31, 1998. Household and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 contained in Household's Current Report on Form 8-K dated September 1, 1998.

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


2.   HOUSEHOLD MERGER WITH BENEFICIAL CORPORATION
-------------------------------------------------
On June 30, 1998, Household completed its merger with Beneficial Corporation ("Beneficial"), a consumer finance holding company headquartered in Wilmington, Delaware. Beneficial's total assets were $16.1 billion and common shareholders' equity was $2.0 billion on the date of the merger, excluding the impact of the merger and integration related costs. Each outstanding share of Beneficial common stock was converted into 3.0666 shares of Household's common stock, resulting in the issuance of approximately 168.4 million common shares to the former Beneficial shareholders. Each share of Beneficial $5.50 Convertible Preferred Stock was converted into the number of shares of Household common stock the holder would have been entitled to receive in the merger had the holder converted his or her shares of Beneficial $5.50 Convertible Preferred Stock into shares of Beneficial common stock immediately prior to the merger. Additionally, each other share of preferred stock of Beneficial outstanding immediately prior to the merger has been converted into one share of a newly created series of preferred stock of Household with terms substantially similar to those of existing Beneficial preferred stock. The merger was accounted for as a pooling of interests and therefore, these interim condensed consolidated financial statements include the results of operations, financial position, and changes in cash flows of Beneficial for all periods presented. Net interest margin and other revenues for Beneficial for the three and nine months ended September 30, 1997 was $505.8 million and $1,530.9 million, respectively. Net income for Beneficial for the three and nine months ended September 30, 1997 was $77.5 million and $266.5 million, respectively.

In connection with the merger, we incurred pre-tax merger and integration related costs of approximately $1 billion ($751 million after-tax) in the second quarter. These costs included approximately $285 million in lease exit costs, $40 million in fixed asset write-offs related to closed facilities, $275 million in severance and change in control payments, $240 million in asset writedowns to reflect modified business plans, $75 million in investment banking fees, $25 million in legal and other expenses, and $60 million in prepayment premiums related to debt.

The following table summarizes the activity in the merger and restructuring reserve:

---------------------------------------------------------------
                                              Nine Months Ended
In millions.                                 September 30, 1998
---------------------------------------------------------------
Balance at January 1, 1998                                  -
  Establishment of reserve                             $1,000.0
  Cash payments                                          (255.0)
  Non-cash items                                         (291.0)
                                                       --------
Balance at September 30, 1998                          $  454.0
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


4.   INVESTMENT SECURITIES
--------------------------
Investment securities consisted of the following:

----------------------------------------------------------------------------------------
In millions.                            September 30, 1998             December 31, 1997
----------------------------------------------------------------------------------------
                                  Amortized           Fair      Amortized           Fair
                                       Cost          Value           Cost          Value
                                   --------       --------       --------       --------
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities       $   68.7       $   71.0       $  129.0       $  132.5
Corporate debt securities           1,752.2        1,784.2        1,581.8        1,600.5
U.S. government and federal
  agency debt securities              274.1          281.8          390.3          380.5
Other                               1,551.1        1,550.9          745.8          746.5
                                   --------       --------       --------       --------
Subtotal                            3,646.1        3,687.9        2,846.9        2,860.0
Accrued investment income              39.8           39.8           38.6           38.6
                                   --------       --------       --------       --------
Total investment securities        $3,685.9       $3,727.7       $2,885.5       $2,898.6
                                   ========       ========       ========       ========

5.   RECEIVABLES
----------------
Receivables consisted of the following:

---------------------------------------------------------------------------
                                             September 30,     December 31,
In millions.                                          1998             1997
---------------------------------------------------------------------------
First mortgage                                   $   196.0        $   396.6
Home equity                                       17,697.6         13,786.2
Auto finance                                         601.0            487.5
MasterCard/Visa                                    6,620.7          6,874.7
Private label                                      8,972.1          9,356.9
Other unsecured                                    7,431.4          6,823.1
Commercial                                           762.0            957.0
                                                 ---------        ---------
Total owned receivables                           42,280.8         38,682.0

Accrued finance charges                              572.9            536.7
Credit loss reserve for owned receivables         (1,786.2)        (1,642.1)
Unearned credit insurance premiums and
  claims reserves                                   (462.3)          (452.3)
Amounts due and deferred from
  receivables sales                                2,243.9          2,094.2
Reserve for receivables serviced with
  limited recourse                                  (876.7)          (880.9)
                                                 ---------        ---------
Total owned receivables, net                      41,972.4         38,337.6
Receivables serviced with limited recourse        21,806.1         24,478.5
                                                 ---------        ---------
Total managed receivables, net                   $63,778.5        $62,816.1
                                                 =========        =========

The outstanding balance of receivables serviced with limited recourse consisted of the following:

---------------------------------------------------------------------------
                                             September 30,     December 31,
In millions.                                          1998             1997
---------------------------------------------------------------------------
Home equity                                      $ 4,114.6        $ 6,038.6
Auto finance                                         900.3            395.9
MasterCard/Visa                                   11,474.1         12,337.0
Private label                                        869.6          1,025.0
Other unsecured                                    4,447.5          4,682.0
                                                 ---------        ---------
Total                                            $21,806.1        $24,478.5
                                                 =========        =========

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

---------------------------------------------------------------------------
                                             September 30,     December 31,
In millions.                                          1998             1997
---------------------------------------------------------------------------
First mortgage                                   $   196.0        $   396.6
Home equity                                       21,812.2         19,824.8
Auto finance                                       1,501.3            883.4
MasterCard/Visa                                   18,094.8         19,211.7
Private label                                      9,841.7         10,381.9
Other unsecured                                   11,878.9         11,505.1
Commercial                                           762.0            957.0
                                                 ---------        ---------
Total                                            $64,086.9        $63,160.5
                                                 =========        =========
/TABLE

The amounts due and deferred from receivables sales were $2,243.9 million at September 30, 1998 and $2,094.2 million at December 31, 1997. The amounts due and deferred included unamortized securitization assets and other assets established under the recourse provisions for certain sales totaling $2,104.1 million at September 30, 1998 and $2,082.3 million at December 31, 1997. It also included net customer payments not yet received from (paid to) the securitization trustee of $104.4 million at September 30, 1998 and $(11.7) million at December 31, 1997. In addition, we have subordinated interests in certain transactions, which were recorded as receivables, of $1,234.5 million at September 30, 1998 and $1,098.1 million at December 31, 1997. We have agreements with a "AAA"-rated third party who will insure us for up to $21.2 million in losses relating to certain securitization transactions. We maintain credit loss reserves under the recourse requirements for receivables serviced with limited recourse which are based on estimated probable losses under those requirements. The reserves totaled $876.7 million at September 30, 1998 and $880.9 million at December 31, 1997 and represents our best estimate of probable losses on receivables serviced with limited recourse.


6.   CREDIT LOSS RESERVES
-------------------------
An analysis of credit loss reserves for the three and nine months ended September 30 was as follows:

-----------------------------------------------------------------------------------------
                                           Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
In millions.                                1998         1997          1998          1997
-----------------------------------------------------------------------------------------
Credit loss reserves for owned
 receivables at beginning
 of period                              $1,757.2     $1,556.4     $ 1,642.1     $ 1,398.4
Provision for credit losses                358.4        376.5       1,139.3       1,106.0
Chargeoffs                                (432.7)      (382.3)     (1,252.9)     (1,099.6)
Recoveries                                  44.3         44.6         127.6         139.6
Portfolio acquisitions, net                 59.0         (7.3)        130.1          43.5
                                        --------     --------     ---------     ---------
TOTAL CREDIT LOSS RESERVES FOR
 OWNED RECEIVABLES AT
 SEPTEMBER 30                            1,786.2      1,587.9       1,786.2       1,587.9
                                        --------     --------     ---------     ---------

Credit loss reserves for
 receivables serviced with
 limited recourse at beginning
 of period                                 862.9        737.3         880.9         710.6
Provision for credit losses                303.1        298.2         860.0         776.9
Chargeoffs                                (311.9)      (288.0)       (938.4)       (766.0)
Recoveries                                  19.6         20.3          61.6          43.1
Other, net                                   3.0          (.9)         12.6           2.3
                                        --------     --------     ---------     ---------
TOTAL CREDIT LOSS RESERVES FOR
 RECEIVABLES SERVICED WITH
 LIMITED RECOURSE AT
 SEPTEMBER 30                              876.7        766.9         876.7         766.9
                                        --------     --------     ---------     ---------
TOTAL CREDIT LOSS RESERVES FOR
 MANAGED RECEIVABLES AT
 SEPTEMBER 30                           $2,662.9     $ 2,354.8    $ 2,662.9     $ 2,354.8
                                        ========     =========    =========     =========
/TABLE

7.   INCOME TAXES
-----------------
The effective tax rate for the first nine months of 1998 was 35.2 percent excluding merger and integration related costs. The inclusion of this item resulted in a $249 million net tax benefit for the first nine months of 1998. The effective tax rate was 35.1 percent in the year-ago period. The effective tax rate differs from the statutory federal income tax rate in these years primarily because of the effects of (a) state and local income taxes, (b) in 1997, capital losses from the sale of German operations and
(c) leveraged lease tax benefits.


8.   EARNINGS PER COMMON SHARE
------------------------------
Computations of earnings per common share for the three and nine months ended September 30 were as follows:

-------------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                        September 30,
In millions, except per share data.                        1998                  1997
-------------------------------------------------------------------------------------
                                             Diluted      Basic    Diluted      Basic
                                             -------      -----    -------      -----
Earnings:
  Net income                                  $318.0     $318.0     $264.7     $264.7
  Preferred dividends                           (4.1)      (4.1)      (4.2)      (4.2)
                                              ------     ------     ------     ------
Earnings available to common shareholders     $313.9     $313.9     $260.5     $260.5
                                              ======     ======     ======     ======
Average shares:
  Common                                       490.3      490.3      482.6      482.6
  Common equivalents                             8.0        -          9.7        -
                                              ------     ------     ------     ------
Total                                          498.3      490.3      492.3      482.6
                                              ======     ======     ======     ======
Earnings per common share                     $  .63     $  .64     $  .53     $  .54
                                              ======     ======     ======     ======

-------------------------------------------------------------------------------------
                                                                    Nine Months Ended
                                                                        September 30,
In millions, except per share data.                        1998                  1997
-------------------------------------------------------------------------------------
                                             Diluted      Basic    Diluted      Basic
                                             -------      -----    -------      -----
Earnings:
  Net income                                  $174.2     $174.2     $735.5     $735.5
  Preferred dividends                          (12.4)     (12.4)     (12.9)     (12.9)
                                              ------     ------     ------     ------
Earnings available to common
  shareholders                                $161.8     $161.8     $722.6     $722.6
                                              ======     ======     ======     ======
Average shares:
  Common                                       488.6      488.6      465.7      465.7
  Common equivalents                            10.3        -          8.9        -
                                              ------     ------     ------     ------
Total                                          498.9      488.6      474.6      465.7
                                              ======     ======     ======     ======
Earnings per common share                     $  .32     $  .33     $ 1.52     $ 1.55
                                              ======     ======     ======     ======

9.COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARY TRUSTS
------------------------------------------------------------------
In March 1998 Household Capital Trust IV ("HCT IV"), a wholly-owned subsidiary of Household, issued 8 million 7.25 percent Trust Preferred Securities ("preferred securities") at $25 per preferred security. The sole asset of HCT IV is $206.2 million of 7.25 percent Junior Subordinated Deferrable Interest Notes issued by Household. The junior subordinated notes held by HCT IV mature on December 31, 2037 and are redeemable by Household in whole or in part beginning on March 19, 2003, at which time the HCT IV preferred securities are callable at par ($25 per preferred security) plus accrued and unpaid dividends. Net proceeds from the issuance of preferred securities were used for general corporate purposes.

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

The obligations of Household with respect to the junior subordinated notes, when considered together with certain undertakings of Household with respect to HCT I, HCT II and HCT IV, constitute full and unconditional guarantees by Household of HCT I's, HCT II's and HCT IV's obligations under the respective preferred securities. The preferred securities are classified in our balance sheets as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interest in the trusts) at their face and redemption amount of $375 million at September 30, 1998 and $175 million at December 31, 1997. The preferred securities have a liquidation value of $25 per preferred security. Dividends on the preferred securities are cumulative, payable quarterly in arrears, and are deferrable at Household's option for up to five years from date of issuance. Household cannot pay dividends on its preferred and common stocks during such deferments.


10.  COMPREHENSIVE INCOME
-------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS No. 130"), effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and presentation of comprehensive income. Comprehensive income, in addition to traditional net income, includes the mark-to-market adjustments on available-for-sale securities, cumulative translation adjustments and other items which represent a change in equity from "nonowner" sources. FAS No. 130 does not change existing requirements for certain items to be reported as a separate component of shareholders' equity. In accordance with the interim reporting guidelines of FAS No. 130, comprehensive income was $317.7 million for the quarter ended September 30, 1998, $285.5 million for the quarter ended September 30, 1997, $208.9 million for the nine months ended September 30, 1998 and $755.4 million for the nine months ended September 30, 1997. Excluding the impact of the merger and integration related costs as well as the gain on sale of Beneficial Canada, comprehensive income was $841.4 million for the nine months ended September 30, 1998.

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


12.  ACCOUNTING PRONOUNCEMENTS
------------------------------
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS No. 131"). This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. FAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. We expect to adopt FAS No. 131 in the fourth quarter of 1998.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. We expect to adopt FAS No. 132 in the fourth quarter of 1998.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FAS No. 133 is effective for fiscal years beginning after June 15, 1999, and can be implemented as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). FAS No. 133 cannot be applied retroactively. We expect to adopt FAS No. 133 on January 1, 2000 and have not yet quantified the impacts of adopting this statement on our financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain estimates and projections regarding Household and our merger with Beneficial Corporation ("Beneficial"), that may be forward looking in nature, as defined by the Private Securities Litigation Reform Act of 1995. A variety of factors may cause actual results to differ materially from the results discussed in these forward looking statements. Factors that might cause such a difference are discussed herein under the caption "Forward Looking Statements".

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

In connection with the merger, we incurred pre-tax merger and integration related costs of approximately $1 billion ($751 million after-tax) in the second quarter. These costs included approximately $285 million in lease exit costs, $40 million in fixed asset write-offs related to closed facilities, $275 million in severance and change in control payments, $240 million in asset writedowns to reflect modified business plans, $75 million in investment banking fees, $25 million in legal and other expenses, and $60 million in prepayment premiums related to debt.

The merger and integration related costs included approximately $291 million in non-cash charges. Cash payments of approximately $709 million have been and will continue to be funded through our existing operations and by issuing additional commercial paper and other borrowings. In addition, we received tax benefits of approximately $249 million. Substantially all of the cash payments are expected to be made by the end of 1998.

The integration of Beneficial is progressing well. Cost reductions from the integration are proceeding as planned.


OPERATIONS SUMMARY
------------------
Our net income for the third quarter of 1998 was $318.0 million, up from $264.7 million in 1997. Operating income (net income excluding merger and integration related costs and the gain on sale of Beneficial's Canadian operations) for the first nine months of 1998 was $806.7 million, up from $735.5 million a year ago. Diluted operating earnings per share was $.63 in the third quarter and $1.59 for the first nine months of 1998, compared to $.53 and $1.52 per share in the same periods in 1997. Including merger and integration related costs and the gain on sale of Beneficial's Canadian operations, we recognized net income of $174.2 million for the first nine months of 1998. Additionally, diluted earnings per share was $.32 for the first nine months of 1998.

Our annualized return on average common shareholders' equity was 20.5 percent for the third quarter of 1998 and, excluding merger and integration related costs and the gain on sale of Beneficial's Canadian operations,
16.7 percent for the first nine months of 1998. This compares to an annualized return on average common shareholders' equity of 17.7 percent for the third quarter of 1997 and 18.9 percent for the first nine months of 1997.

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

- The following summarizes our operating results for our key businesses for the third quarter and first nine months of 1998 compared to the corresponding prior year periods:

  Results for our domestic consumer finance business improved from the prior year periods reflecting higher net interest margin and fee income due mainly to higher levels of average managed receivables. These improvements were partially offset by higher credit losses resulting primarily from increased personal bankruptcy filings as compared to the prior year.

  Our MasterCard* and Visa* credit card business reported lower earnings from the prior year periods as lower net interest margin, higher credit losses and increased marketing spending were partially offset by higher fee income. During the third quarter, we sold a $500 million portfolio related to the previously discontinued Ameritech cobranding program.
  Our MasterCard and Visa business has suffered from industry trends of slowing growth and profits. The sale of the former Ameritech portfolio was a first step taken by new credit card management, hired in June, to improve the performance of this business. In November 1998, we entered into an agreement to sell $1.3 billion of our undifferentiated Household Bank branded portfolio. Further profitability initiatives are being evaluated. These initiatives include repositioning the non-affinity portfolios and improving returns in all portfolios, including the GM co-branded credit card and the AFL-CIO's Union Privilege affinity credit card.

  Our private label credit card business reported improved earnings from the prior year periods reflecting higher fee income, improved efficiency and, for the first nine months, higher net interest margin, partially offset by higher credit losses. Higher credit losses reflected higher personal bankruptcies as compared to the prior year, as well as the maturing of promotional balances in the first quarter of 1998.

  * MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

  Beneficial's tax refund anticipation loan ("RAL") business profits declined in the first nine months, reflecting certain limited measures taken by the Internal Revenue Service to delay payment on the returns of selected taxpayers claiming an earned income tax credit.

  Net income increased in our United Kingdom ("U.K.") operation primarily due to improved efficiency, as well as higher interchange income and insurance premiums, due to receivables growth. The Goldfish Card, issued in alliance with the Centrica Group, contributed significantly to the growth in credit card receivables during the quarter.

- Our normalized managed basis efficiency ratio improved to 36.9 percent for the third quarter of 1998 and 38.8 percent for the first nine months of 1998 compared to 39.8 percent in the third quarter of 1997 and 41.2 percent for the first nine months of 1997. The efficiency ratio is the ratio of operating expenses to the sum of our managed net interest margin and other revenues less policyholders' benefits. We normalize, or adjust for, items that are not indicative of ongoing operations. The improvement in the managed ratio in the third quarter of 1998 resulted from growth in normalized managed net revenues over the prior year, compared to a 6 percent decrease in normalized operating expenses over the comparable period. The improvement in the managed ratio for the first nine months of 1998 resulted from a 5 percent growth in normalized managed net revenues over the prior year, compared to a slight decrease in normalized operating expenses over the comparable period.


BALANCE SHEET REVIEW
--------------------
- Managed consumer receivables (receivables on our balance sheet plus receivables serviced with limited recourse) grew 5 percent over the prior year. Core products increased 9 percent from a year ago to $63.1 billion. Core products exclude first mortgages and commercial receivables, Beneficial's German and Canadian receivables which were sold in the first half of 1997 and Household's student loan receivables which were sold in the fourth quarter of 1997. Growth in auto finance receivables reflect the acquisition of ACC Consumer Finance Corporation ("ACC") in October 1997. Home equity receivables were up 14 percent from a year ago. The combination of prepayment penalties and focus on customer service and retention have contributed to the increase over the prior year. The level of refinancings also began to stabilize, although at a higher level than we prefer. Private label receivables were up 3 percent from a year ago due to the signing of a major furniture retailer which added over $500 million in receivables. This growth was offset by attrition at two major merchants in the second quarter of 1998 due to less promotional activity by Beneficial. Other unsecured receivables were up compared to the prior year reflecting the purchase of an $850 million portfolio in the first quarter. MasterCard and Visa receivables were up from a year ago due to solid growth in our U.K. bankcard business and the purchase of a $925 million portfolio in the first quarter of 1998. This growth was offset by the third quarter sale of the $500 million Ameritech portfolio, as previously discussed.

- Compared to the second quarter, core products were up 2 percent. Home equity receivables were up 5 percent from the second quarter. Although impacted by the integration process, production volumes at the Beneficial branches remained strong during the quarter. Additionally, the level of refinancings began to stabilize. Auto finance receivables increased $263 million in the quarter. Private label receivables grew 7 percent in the quarter due to the addition of over $500 million in receivables as discussed above. Also, during the quarter, our private label business signed a contract with a regional consumer electronics merchant and extended the terms of relationship with two of Beneficial's largest merchants. MasterCard/Visa receivables declined in the quarter. The decline is attributable to attrition in our U.S. bankcard business coupled with the sale of the $500 million portfolio discussed above, partially offset by growth in our U.K. bankcard business of 8 percent.

- Consumer receivables on our balance sheet were $41.5 billion at September 30, 1998, up from $39.9 billion at June 30, 1998 and $37.3 billion at September 30, 1997. Changes in these owned receivables from period to period may vary depending on the timing and significance of securitization transactions.

- Our managed credit loss reserves were $2,662.9 million at September 30, 1998, up from $2,620.1 million at June 30, 1998 and $2,354.8 million at September 30, 1997. Credit loss reserves as a percent of managed receivables were 4.16 percent, up from 4.14 percent at June 30, 1998 and
  3.85 percent at September 30, 1997. Reserves as a percent of nonperforming managed receivables were 114.7 percent, compared to 116.9 percent at June 30, 1998 and 118.3 percent at September 30, 1997. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 4.96 percent, up from 4.65 percent at June 30, 1998 and 4.47 percent at September 30, 1997. The annualized total consumer managed chargeoff ratio in the third quarter of 1998 was 4.33 percent, compared to 4.26 percent in the prior quarter and 3.98 percent in the year-ago quarter.

- The ratio of total shareholders' equity (including company obligated mandatorily redeemable preferred securities of subsidiary trusts) to total owned assets was 12.80 percent, compared to 14.13 percent at December 31, 1997. The ratio of total shareholders' equity to managed assets was 8.99 percent, compared to 9.28 percent at December 31, 1997. The ratios in 1998 were impacted by the merger and integration related costs incurred in the second quarter.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our subsidiaries use cash to originate loans, purchase loans or investment securities or acquire businesses. Their main sources of cash are the collection of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt, deposits and securitization of consumer receivables; and cash provided by operations.

Although concerns have been raised in our industry about the inability of certain companies to obtain financing, we have experienced no problems in issuing commercial paper, long-term debt at a variety of maturities, or asset-backed securities.

The following describes major changes in our funding base from December 31, 1997 to September 30, 1998:

- In March 1998, a subsidiary trust issued $200 million of company obligated mandatorily redeemable preferred securities.

- Deposits decreased 17 percent to $1.9 billion from $2.3 billion primarily due to the sale of Beneficial's German operations, as previously discussed.

- Commercial paper, bank and other borrowings increased to $10.8 billion from $10.7 billion. Senior and senior subordinated debt (with original maturities over one year) increased 17 percent to $27.8 billion from $23.7 billion. The increase in debt levels from year end is primarily attributable to the increase in owned receivables.

- In connection with the Beneficial merger, we have repurchased approximately $1.1 billion of senior and senior subordinated debt and bank and other borrowings. We funded the debt repurchase with senior debt and other borrowings.

  Cash payments of approximately $709 million for merger and integration related costs have been and will continue to be funded through our existing operations, senior debt and other borrowings.

- In June 1998, we issued 168.4 million shares of common stock in connection with the Beneficial merger, as previously discussed.

- In August and September 1998, we repurchased 10 million shares of our common stock on the open market to fund various employee benefit programs. This repurchase was within all pooling of interests accounting requirements.

- In October 1998, we redeemed, at par, all outstanding shares of our 7.35% Preferred Stock, Series 1993-A, for $25 per depositary share plus accrued and unpaid dividends.

- Our securitized portfolio of home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables totaled $21.8 billion at September 30, 1998, compared to $24.5 billion at December 31, 1997. During the three months ended September 30, 1998, we securitized, excluding replenishments of certificate holder interests, $.7 billion of auto finance and other unsecured receivables. During the nine months ended September 30, 1998, we securitized, excluding replenishments of certificate holder interests, $2.7 billion of auto finance, MasterCard/Visa and other unsecured receivables.

The composition of these securitizations by type is as follows
(in billions):

--------------------------------------------------------------
                        Three months ended   Nine months ended
                             September 30,       September 30,
                                      1998                1998
--------------------------------------------------------------
Auto finance                       $    .3             $    .7
Visa/MasterCard                        -                   1.3
Other unsecured                         .4                  .7
                                   -------             -------
Total                              $    .7             $   2.7
                                   =======             =======

The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, which we plan to continue to utilize in the future.


PRO FORMA MANAGED STATEMENTS OF INCOME
--------------------------------------
Securitizations of consumer receivables have been, and will continue to be, a source of liquidity and capital management for us. We continue to service securitized receivables after they have been sold and retain a limited recourse liability for future credit losses. We include revenues and credit-related expenses related to the off-balance sheet portfolio in one line item in our owned statements of income. Specifically, we report net interest margin, fee and other income, and provision for credit losses for securitized receivables as a net amount in securitization income.

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

Pro Forma Managed Statements of Income

------------------------------------------------------------------------------------------------------------
                                          Three Months Ended                         Nine Months Ended
All dollar amounts are                         September 30,                             September 30,
stated in millions.                1998     *           1997     *           1998     *           1997     *
------------------------------------------------------------------------------------------------------------
Finance and other interest
 income                       $ 2,254.9   13.91%   $ 2,160.7   13.92%   $ 6,689.9   13.83%   $ 6,224.6   13.72%
Interest expense                  971.4    5.99        943.9    6.08      2,913.2    6.02      2,732.8    6.02
                              ---------   -----    ---------   -----    ---------   -----    ---------   -----
Net interest margin             1,283.5    7.92      1,216.8    7.84      3,776.7    7.81      3,491.8    7.72
Provision for credit losses       661.5                674.7              1,999.3              1,882.9
                              ---------            ---------            ---------            ---------
Net interest margin after
 provision for credit losses      622.0                542.1              1,777.4              1,608.9
                              ---------            ---------            ---------            ---------
Insurance revenues                129.2                109.9                366.5                332.5
Investment income                  42.5                 43.9                120.9                129.0
Fee income                        354.4                404.3              1,007.5              1,023.5
Other income                       55.8                 68.5                183.6                296.1
Gain on sale of Beneficial
 Canada                             -                    -                  189.4                  -
                              ---------            ---------            ---------            ---------
Total other revenues              581.9                626.6              1,867.9              1,781.1
                              ---------            ---------            ---------            ---------
Salaries and fringe
 benefits                         280.1                277.6                859.5                794.9
Occupancy and equipment
 expense                           73.0                 81.5                240.6                245.4
Other marketing expenses          101.7                112.1                303.7                325.7
Other servicing and
 administrative expenses          162.3                187.2                505.0                578.3
Amortization of acquired
 intangibles and goodwill          45.1                 42.4                132.3                116.3
Policyholders' benefits            57.1                 61.9                176.0                196.8
                              ---------            ---------            ---------            ---------
Total costs and expenses
 before merger charge             719.3                762.7              2,217.1              2,257.4
Merger and integration
 related costs                      -                    -                1,000.0                  -
                              ---------            ---------            ---------            ---------
Total costs and expenses
 including merger charge          719.3                762.7              3,217.1              2,257.4
                              ---------            ---------            ---------            ---------
Income before taxes               484.6                406.0                428.2              1,132.6
Income taxes                      166.6                141.3                254.0                397.1
                              ---------            ---------            ---------            ---------
Net income                    $   318.0            $   264.7            $   174.2            $   735.5
                              =========            =========            =========            =========

Average managed receivables   $63,653.4            $61,665.2            $63,471.1            $59,769.1
Average noninsurance
 investments                      867.5                428.3                739.7                732.9
Other interest-earning
 assets                           309.7                  -                  298.9                  -
                              ---------            ---------            ---------            ---------
Average managed interest-
 earning assets               $64,830.6            $62,093.5            $64,509.7            $60,502.0
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

Net interest margin
--------------------
Net interest margin on an Owned Basis was $812.9 million for the third quarter of 1998, up from $717.8 million for the prior year quarter. Net interest margin on an Owned Basis for the first nine months of 1998 was $2,296.5 million, up from $2,106.3 million in the prior year period. Owned margin improved due to an increase in average owned home equity loans as a result of the acquisition of Transamerica Financial Services Holding Company ("TFS") in 1997, but was offset by a decrease in average owned private label and other unsecured receivables.

Net interest margin on a Managed Basis was $1,283.5 million for the third quarter of 1998, up 5 percent compared to the year-ago period. Managed Basis net interest margin for the first nine months of 1998 was $3,776.7 million, up 8 percent compared to the prior year period. The increases were primarily due to managed receivable growth. Net interest margin as a percent of average managed interest-earning assets, annualized, was 7.92 percent, compared to 7.75 percent in the prior quarter and 7.84 percent in the year-ago quarter. The improvement in net interest margin over the prior and year-ago quarters resulted from higher yields on unsecured products and lower funding costs, partially offset by lower margin from a higher mix of secured loans in the portfolio.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an Owned Basis for the third quarter of 1998 totaled $358.4 million, compared to $376.5 million in the prior year quarter. The provision for the first nine months of 1998 was $1,139.3 million, up from $1,106.0 million in the year-ago period. The provision as a percent of average owned receivables, annualized, was 3.43 percent in the third quarter of 1998 compared to 3.94 percent in the third quarter of 1997. The provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

The provision for credit losses for receivables on a Managed Basis totaled $661.5 million in the third quarter of 1998, compared to $674.7 million in the prior year quarter. The provision for credit losses on a Managed Basis for the first nine months of 1998 was $1,999.3 million, up 6 percent from $1,882.9 million in the year-ago period. As a percent of average managed receivables, annualized, the provision was 4.16 percent, compared to 4.38 percent in the third quarter of 1997. The Managed Basis provision includes the over-the-life reserve requirement on the off-balance sheet portfolio. This provision is impacted by the type and amount of receivables securitized in a given period and substantially offsets the income recorded on the securitization transactions. In the third quarter of 1998, we securitized approximately $.7 billion of auto finance and other unsecured receivables, compared to approximately $1.8 billion of home equity, MasterCard/Visa and other unsecured receivables a year ago. For the first nine months of 1998, we securitized approximately $2.7 billion of auto finance, MasterCard/Visa and other unsecured receivables, compared to approximately $5.7 billion of home equity, MasterCard/Visa and other unsecured receivables in the year ago period. See the credit quality section for further discussion of factors affecting the provision for credit losses.

Other revenues
--------------
Securitization income on an Owned Basis was $370.1 million for the third quarter of 1998, compared to $448.9 million for the same period in 1997. Securitization income on an Owned Basis for the first nine months of 1998 was $1,183.6 million, compared to $1,237.3 million in the year-ago period. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The decrease in securitization income in 1998 was primarily due to Beneficial's securitization gains on home equity loans in the second and third quarters of 1997. The components of securitization income are reclassified to the appropriate caption in the statements of income on a Managed Basis.

Fee income on an Owned Basis includes revenues from fee-based products such as credit cards. Fee income was $151.8 million in the third quarter of 1998, compared to $156.2 million in the comparable period of the prior year. Fee income for the first nine months of 1998 was $444.1 million, up from $394.8 million for the same period in 1997. The decrease in fee income in the third quarter was due to higher revenue sharing payments to GM as compared to the year-ago quarter. The increase in fee income for the first nine months reflected higher credit card fees as compared to the prior year period.

Fee income on a Managed Basis, which in addition to the items discussed above, includes fees and other income related to the off-balance sheet portfolio. Managed Basis fee income was $354.4 million in the third quarter of 1998, compared to $404.3 million in the 1997 quarter. Managed Basis fee income was $1,007.5 million for the first nine months of 1998, compared to $1,023.5 million in the year-ago period. The decreases were primarily due to lower securitization revenue offset by higher credit card and interchange fees.

Other income was $55.8 million in the third quarter of 1998, down from $68.5 million in the third quarter of 1997. Other income for the first nine months of 1998 was $183.6 million, compared to $296.1 million in the year-ago period. The decrease in other income in 1998 is due to lower RAL income. Also contributing to the decrease in the third quarter were nonrecurring gains recognized in 1997 on the sales of MasterCard/Visa receivables from our non co-branded portfolio. Additionally, the 1997 year-to-date amount included approximately $50 million of nonrecurring gains on the sales of certain non-strategic assets and a gain from the sale of a Beneficial life insurance portfolio in June 1997.

Total other revenue for the first nine months of 1998 included a pretax gain of $189.4 million from the sale of Beneficial's Canadian operations, as previously discussed.

Expenses
--------
Operating expenses for the third quarter of 1998 were $662.2 million, compared to $700.8 million in the comparable prior year quarter. Operating expenses for the first nine months of 1998, excluding the one-time merger related costs of approximately $1.0 billion, were $2,041.1 million, compared to $2,060.6 million in the year-ago period.

Salaries and fringe benefits for the third quarter were $280.1 million compared to $277.6 million in the third quarter of 1997. Salaries and fringe benefits for the first nine months of 1998 were $859.5 million compared to $794.9 million for the same period in 1997. The expense was relatively flat in the third quarter compared with the prior year quarter as the increase in the average number of employees in our domestic consumer finance and auto finance businesses in connection with Household's acquisitions of TFS in June 1997 and ACC in October 1997 were offset by the sale of Beneficial's Canadian operations in March 1998 and German operations in April 1998. The higher expense for the first nine months was primarily due to the increase in the average number of employees in connection with the acquisitions of TFS and ACC.

Other marketing expenses for the third quarter were $101.7 million, compared to $112.1 million in 1997. Other marketing expense for the first nine months of 1998 totaled $303.7 million, compared to $325.7 million in the year-ago period. Other marketing expense was down from the prior year periods due to increased spending in 1997 on marketing programs in the United Kingdom and on private label programs for several Beneficial private label merchants. The decreases in expense in 1998 were partially offset by higher marketing spending on programs in our MasterCard/Visa business.

Other servicing and administrative expenses were $162.3 million in the third quarter of 1998, down from $187.2 million in the prior year. Other servicing and administrative expenses for the first nine months of 1998 were $505.0 million, down from $578.3 million for the same period in 1997. The decreases from the prior year periods were primarily due to reductions in fraud losses coupled with higher expenses in 1997 related to Beneficial's Canadian and German operations sold in early 1998.

Amortization of acquired intangibles and goodwill was $45.1 million in the third quarter of 1998, up from $42.4 million in the prior year quarter. Amortization expense for the first nine months of 1998 was $132.3 million, up from $116.3 million in the prior year period. The increase reflects our acquisitions of TFS and ACC in 1997.


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

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows (in millions):

--------------------------------------------------------------------------------
                      September 30,     June 30,    December 31,   September 30,
                               1998         1998            1997            1997
--------------------------------------------------------------------------------
Owned                      $1,786.2     $1,757.2        $1,642.1        $1,587.9
Serviced with limited
   recourse                   876.7        862.9           880.9           766.9
                           --------     --------        --------        --------
Total                      $2,662.9     $2,620.1        $2,523.0        $2,354.8
                           ========     ========        ========        ========

Managed credit loss reserves as a percent of nonperforming managed receivables were 114.7 percent, compared to 116.9 percent at June 30, 1998 and 118.3 percent at September 30, 1997.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

-----------------------------------------------------------------------------
                September 30,     June 30,     December 31,     September 30,
                         1998         1998             1997              1997
-----------------------------------------------------------------------------
Owned                    4.22%        4.32%            4.25%             4.15%
Managed                  4.16         4.14             3.99              3.85
                         ----         ----             ----              ----

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

Delinquency
-----------
Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

----------------------------------------------------------------------------------------
                      9/30/98        6/30/98        3/31/98       12/31/97       9/30/97
----------------------------------------------------------------------------------------
First mortgage          11.80%         11.07%          9.33%         10.35%         9.27%
Home equity              3.73           3.55           3.68           3.69          3.16
Auto finance <F1>        2.05           1.67           1.84           2.09           -
MasterCard/Visa          3.73           3.30           3.10           3.10          3.20
Private label            6.55           6.10           6.04           5.81          5.72
Other unsecured          8.03           7.82           7.72           7.81          7.14
                        -----          -----           ----          -----          ----
Total                    4.96%          4.65%          4.65%          4.64%         4.47%
                        =====          =====           ====          =====          ====

<F1> Prior to the fourth quarter of 1997, delinquency statistics for auto finance receivables were not significant. For prior periods, delinquency data for these receivables were included in other unsecured receivables.

Delinquency as a percent of managed consumer receivables increased from the prior quarter and the prior year. The increase from the prior quarter is primarily due to the integration of the Beneficial merger and was not unexpected.

The increase in the managed delinquency ratio for the combined company from a year ago, in addition to the factor discussed above, was due to seasoning of the home equity, MasterCard/Visa and other unsecured portfolios and the maturing of certain special promotional balances in our private label portfolio. Dollars of delinquency in the first mortgage portfolio were down as this portfolio continued to liquidate.

Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

----------------------------------------------------------------------------------------------
                             Third         Second          First         Fourth          Third
                           Quarter        Quarter        Quarter        Quarter        Quarter
                              1998           1998           1998           1997           1997
----------------------------------------------------------------------------------------------
First mortgage                (.32)%          .21%           .81%          1.29%          1.21%
Home equity                    .72            .52            .61            .62            .53
Auto finance <F1>             4.89           5.18           5.94           5.31            -
MasterCard/Visa               5.96           5.49           5.78           5.56           6.22
Private label                 5.33           6.05           5.73           5.19           4.79
Other unsecured               7.50           7.26           6.22           5.85           5.66
                              ----           ----           ----           ----          -----
Total                         4.33%          4.26%          4.17%          3.94%          3.98%
                              ====           ====           ====           ====          =====

<F1> Prior to the fourth quarter of 1997, chargeoff statistics for auto finance receivables were not significant and were included in other unsecured receivables.

The third quarter chargeoff ratio was 4.33 percent compared to 4.26 percent in the second quarter. The integration of Beneficial and Household resulted in the alignment of chargeoff policies for the private label and consumer finance businesses. The policy changes accounted for virtually all of the increase in the home equity chargeoff ratio as well as the decline in the private label ratio. Higher chargeoff levels in the MasterCard/Visa and other unsecured product lines resulted from seasoning of acquired portfolios and higher bankruptcies.

The increase in the chargeoff ratio compared to a year ago was primarily due to increased bankruptcy filings in and continued seasoning of the other unsecured portfolio.

Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

---------------------------------------------------------------------------------------------
In millions.                      9/30/98      6/30/98      3/31/98     12/31/97      9/30/97
---------------------------------------------------------------------------------------------
Nonaccrual owned receivables     $1,080.9     $  948.5     $  901.2     $  939.0     $  816.5
Accruing owned consumer
  receivables 90 or more days
  delinquent                        570.2        548.7        494.7        499.6        509.9
Renegotiated commercial loans        12.3         12.3         12.3         12.4         12.9
                                 --------     --------     --------     --------     --------
Total nonperforming owned
  receivables                     1,663.4      1,509.5      1,408.2      1,451.0      1,339.3
Real estate owned                   232.2        224.2        214.7        212.8        222.5
                                 --------     --------     --------     --------     --------
Total nonperforming owned
   assets                        $1,895.6     $1,733.7     $1,622.9     $1,663.8     $1,561.8
                                 ========     ========     ========     ========     ========
Owned credit loss reserves as
  a percent of nonperforming
  owned receivables                 107.4%       116.4%       122.5%       113.2%       118.6%
                                 --------     --------     --------     --------     --------

Nonaccrual managed receivables   $1,476.4     $1,409.6     $1,390.3     $1,364.9     $1,220.0
Accruing managed consumer
  receivables 90 or more days
  delinquent                        832.0        818.6        812.7        807.8        757.6
Renegotiated commercial
  loans                              12.3         12.3         12.3         12.4         12.9
                                 --------     --------     --------     --------     --------
Total nonperforming managed
  receivables                     2,320.7      2,240.5      2,215.3      2,185.1      1,990.5
Real estate owned                   232.2        224.2        214.7        212.8        222.5
                                 --------     --------     --------     --------     --------
Total nonperforming managed
   assets                        $2,552.9     $2,464.7     $2,430.0     $2,397.9     $2,213.0
                                 ========     ========     ========     ========     ========
Managed credit loss reserves as
  a percent of nonperforming
  managed receivables               114.7%       116.9%       116.1%       115.5%       118.3%
                                 --------     --------     --------     --------     --------
/TABLE

YEAR 2000
---------
The conversion of certain computer systems to permit continued use in the Year 2000 ("Y2K") and beyond began in 1996. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. The inability to recognize or properly treat the Y2K may cause systems to process critical financial and operational information incorrectly. We have identified our Y2K issues and are scheduled to substantially complete remediation and testing of our significant systems by the end of 1998.

To address this issue, we have a dedicated Year 2000 Project team, responsible for all business entities. The project team is led by a full time Director of Y2K Compliance. Our plan for addressing the Year 2000 issue is divided into three major phases: Business Systems Inventory and Assessment, Remediation and Replacement, and Testing and Implementation.

Business Systems Inventory and Assessment
-----------------------------------------
The internal inventory portion of this phase, which commenced in 1997, was designed to identify internal business systems which could be susceptible to processing errors as a result of the Y2K issue. The Year 2000 Project team, working with business unit project leaders, has identified approximately 1900 components, consisting of hardware, software, business application systems, service providers, business partners, and various systems containing embedded processors. Approximately 500 internally developed business systems ("IT systems") have been identified, as well as 325 unique pieces of hardware and 430 packaged vendor applications. All of these systems must, at a minimum, be tested for Y2K compliance. In addition, we have identified and assessed our 'non-IT' systems. The remediation and replacement of these systems, which include security systems, heating, ventilation and air conditioning systems, elevators, and water treatment systems, are included in the plans discussed below. Also as part of this phase, significant service providers, vendors, suppliers, customers, and government entities believed to be critical to business operations after January 1, 2000, have been identified and steps undertaken to ascertain their stage of Y2K readiness through questionnaires, interviews, contract amendments and other available means.

Remediation and Replacement
---------------------------
We have developed and are in the process of implementing our remediation and replacement plan for all affected IT and non-IT systems. This phase, which commenced in 1998, is approximately 60% complete as of September 30. Our plan established priorities for remediation or replacement. We are utilizing internal and external resources to execute the plan and expect to substantially complete all remediation and replacement of significant systems by December 31, 1998, and all remaining systems by second quarter 1999. We are on schedule to meet these objectives.

Testing and Implementation
--------------------------
This phase of the project is on-going as systems are remediated and replaced. Our efforts in this phase include testing by technical resources, users and determination by appropriate Y2K project management that the systems are Y2K compliant. We expect to substantially complete testing of significant systems by December 31, 1998, and all systems by second quarter 1999.

Because our Y2K compliance is dependent on key third parties also being Y2K compliant on a timely basis, we cannot assure that the systems of our key third parties (RAL program being dependent on the Internal Revenue
Service), upon which we rely, will be converted in a timely manner, or that their failure to convert would not have an adverse effect on our systems.
In a worse case scenario, one or more of our key third parties would not be Year 2000 compliant by the end of 1998 which could potentially, among other things, delay the collection/processing of customer loan payments, impact the timeliness of loan approvals, or cause the loss of key credit history information which we use to market our products and services. We are currently developing contingency plans, which we expect to have completed by the end of 1998, to address the potential noncompliance of each of our third-party vendors, as well as for the potential failure of internal significant systems. Such contingency plans will be implemented immediately, if necessary. For each system or service provided by a key third party, there are alternative suppliers of such systems in the marketplace. The economical and operational costs of converting to such alternative vendors or service providers have not been specifically quantified but would not be expected to have a material impact on our operations of financial results.

The costs for Year 2000 compliance have not been, and are not expected to be, material to our operations. We currently estimate that the aggregate cost of our Y2K effort will be approximately $20 million after tax, of which $11 million has been incurred as of September 30, 1998.

Forward Looking Statements
---------------------------
Forward looking statements included herein are based on our current views and assumptions, and involve risks and uncertainties that could cause our results to be materially different than those anticipated. The following important factors could affect our actual results and could cause such results to vary materially from those expressed herein or in any other document filed with the Securities and Exchange Commission:

- changes in laws and regulations, including changes in accounting standards;

- changes in overall economic conditions, including the interest rate environment in which we operate, the capital markets in which we fund our operations, recession and currency fluctuations;

- the ability of the company and its key service providers, vendors or suppliers to replace, modify or upgrade its business systems to adequately address Year 2000 issues;

- consumer perception of the availability of credit, including price competition in the market segments targeted by the company and the ramifications of filing for personal bankruptcy;

- the effectiveness of models or programs to predict loan delinquency or loss and initiatives to improve collections in all business areas;

- consumer acceptance and demand for our loan products;

- inability to continue to integrate systems, operational functions and cultures of Beneficial with those of Household; and

- the repositioning of our MasterCard/Visa business to successfully market to selected consumer segments.

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

       21      List of Household International subsidiaries.

       27      Financial Data Schedule.

       27.1    Restated Financial Data Schedule.

       99.1    Debt and Preferred Stock Securities Ratings.

  (b)  Reports on Form 8-K

       During the third quarter of 1998, the Registrant filed Current Reports on Form 8-K dated August 14, 1998 with respect to combined unaudited financial results of Household for the month ended July 31, 1998, and a Current Report on Form 8-K dated September 1, 1998 with respect to consolidated financial statements restating Household's historical consolidated financial statements as of and for the three years ended December 31, 1997.

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



Date:  November 13, 1998      By: /s/ David A. Schoenholz
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