Form 10-K
period 1998-12-31
HOUSEHOLD INTERNATIONAL INC
filed 1999-03-30
CIK 354964

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from  to

                         Commission file number 1-8198

                         Household International, Inc.
            (Exact name of registrant as specified in its charter)

                                                     36-3121988
               Delaware                 (I.R.S. Employer Identification No.)

       (State of incorporation)

                                                        60070
           2700 Sanders Road                         (Zip Code)
      Prospect Heights, Illinois

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
Common Stock, $1 par value                  New York Stock Exchange and Chicago Stock Exchange
Series A Junior Participating Preferred
 Stock Purchase Rights (attached to and
 transferable only with the Common Stock)   New York Stock Exchange
Depositary Shares (each representing one-
 fortieth share of 8 1/4% Cumulative
 Preferred Stock,
 Series 1992-A, no par, $1,000 stated
 value)                                     New York Stock Exchange
5% Cumulative Preferred Stock               New York Stock Exchange
$4.50 Cumulative Preferred Stock            New York Stock Exchange
$4.30 Cumulative Preferred Stock            New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting common stock held by nonaffiliates of the registrant at March 17, 1999 was approximately $44.9375 billion. The number of shares of the registrant's common stock outstanding at March 17, 1999 was 485,203,774.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's 1998 Annual Report to Shareholders for the fiscal year ended December 31, 1998: Parts I, II and IV.

     Certain portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting scheduled to be held May 12, 1999: Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART/Item No.                                                             Page
 -------------                                                             ----
 PART I.
  Item 1.  Business......................................................    3
           General.......................................................    3
           Operations....................................................    4
           Funding.......................................................    5
           Regulation and Competition....................................    6
           Cautionary Statement on Forward-Looking Statements............    7
  Item 2.  Properties....................................................    8
  Item 3.  Legal Proceedings.............................................    8
  Item 4.  Submission of Matters to a Vote of Security Holders...........    8

 PART II.
  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................    8
  Item 6.  Selected Financial Data.......................................    9
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    9
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....    9
  Item 8.  Financial Statements and Supplementary Data...................    9
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................    9

 PART III.
  Item 10. Directors and Executive Officers of the Registrant............    9
             Executive Officers of the Registrant........................    9
  Item 11. Executive Compensation........................................   10
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management....................................................   11
  Item 13. Certain Relationships and Related Transactions................   11

 PART IV.
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K...........................................................   11
           Financial Statements..........................................   11
           Reports on Form 8-K...........................................   11
           Exhibits......................................................   11
           Schedules.....................................................   13

 Signatures...............................................................  14

 Report of Independent Public Accountants................................. F-1

 Schedule I............................................................... F-2


                                    PART I.

Item 1. Business.

General

   Household International, Inc. ("Household"), through its subsidiaries primarily provides consumers with several types of loan products in the United States, the United Kingdom and Canada. Household and its subsidiaries (including the operations of Beneficial Corporation which we acquired in 1998) may also be referred to in this Form 10-K as "we," "us" or "our." We offer home equity loans, auto finance loans, MasterCard* and Visa* credit cards, private label credit cards, tax refund anticipation loans and other types of unsecured loans. We also offer credit and specialty insurance in the United States, the United Kingdom and Canada. At December 31, 1998, we had approximately 23,500 employees and served approximately 30 million customer accounts with $63.9 billion in managed receivables and $44.2 billion in owned receivables. Information that is reported on a managed basis relates to receivables that have been sold and which we service with limited recourse ("securitize"), together with receivables that appear on our balance sheet. Information that is reported on an owned basis relates to the assets and liabilities we have on our balance sheet. Owned assets may vary from period to period depending on the timing and size of securitizations.

   Household was created as a holding company in 1981 as a result of a shareholder approved restructuring of Household Finance Corporation ("HFC"), which was established in 1878. In the last five years, we have been restructuring our operations to focus on the financial services business, specifically on those areas of the consumer finance business that we believe offer us the best opportunity to achieve the highest returns on our capital. From late 1994 through 1996 we exited from several businesses that were providing insufficient returns on our investment, such as our first mortgage origination and servicing business in the United States and Canada, our individual life and annuity business and our consumer branch banking business, including the sale of our consumer deposits. In June 1997 we purchased Transamerica Financial Services Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation for $1.1 billion and repaid $2.8 billion of TFS debt. In connection with this acquisition, we completed a $1.0 billion public offering of Household common stock. In October 1997, we purchased all of the outstanding capital stock of ACC Consumer Finance Corporation ("ACC"), an automobile finance company for 4.2 million shares of Household common stock and cash. In December 1997, we decided to exit from the business of originating and acquiring student loans.

   1998 Developments and Results. The following results and developments occurred during 1998:

  . In June 1998, Household merged with Beneficial Corporation
    ("Beneficial"), a consumer finance holding company. Each outstanding share of Beneficial common stock was converted into 3.0666 shares of Household's common stock, resulting in the issuance of approximately
    168.4 million shares of common stock. Because this merger was accounted for as a pooling of interests, our consolidated financial statements have been restated to include the results of operations, financial position and changes in cash flows of Beneficial for all periods presented.

  . In 1998, we effected a three-for-one split of Household's common stock in the form of a dividend, issued on June 1, 1998 to shareholders of record as of May 14, 1998. Accordingly, all common share and per common share data reported in this Form 10-K include the effect of our stock split.

  . In 1998 prior to our merger with Beneficial, Beneficial sold its Canadian and German operations representing combined assets of approximately $1.0 billion.

  . During 1998 we began to refocus our United States MasterCard and Visa operations to de-emphasize undifferentiated credit card programs. As part of this process we sold approximately $1.9 billion of credit card receivables.

  . Our managed assets increased to $72.6 billion at year-end 1998 from $71.3 billion at year-end 1997 and $66.2 billion at year-end 1996. Our owned assets increased to $52.9 billion at year-end 1998 from $46.8 billion at year-end 1997 and $45.3 billion at year-end 1996.
--------

   * MasterCard is a registered trademark of MasterCard International, Incorporated and VISA is a registered trademark of VISA USA, Inc.

  . Operating net income (net income excluding merger and integration related costs and the gain on the sale of Beneficial's Canadian operations) was $1,156.6 million in 1998, an increase of 23 percent over 1997 and 41 percent over 1996. Net income in 1997 was $940.3 million, 15 percent higher than 1996 earnings of $819.6 million. Diluted operating earnings per share was $2.30 in 1998, up 19 percent from $1.93 in 1997, which was up 12 percent from $1.73 in 1996. Net income was $524.1 million and diluted earnings per share was $1.03 in 1998.

  . In March 1998 one of our subsidiary trusts issued $200 million of company obligated mandatorily redeemable preferred securities.

  . In October 1998 we redeemed, at par, all outstanding shares of our 7.35%
    Preferred Stock, Series 1993-A for $25 per depositary share plus accrued and unpaid dividends.

   The state of California accounts for 19 percent of our managed consumer portfolio in the United States. California is the only state with more than ten percent of this portfolio.

   Our summary financial information is set forth in our Annual Report to Shareholders (the "1998 Annual Report"), portions of which are incorporated herein by reference. See pages 18 through 73 and 75 through 77 of our 1998 Annual Report. The segment information contained for the years ended December 31, 1997 and December 31, 1996 has been restated following the change in the composition or our reported segments. The products we offer, our operating markets and our marketing methods are described under OPERATIONS in this Form 10-K.

Operations

   Our operations are divided into three reportable segments: Consumer, which includes our branch-based consumer finance, private label and auto finance businesses in the United States; Credit Card, which includes our MasterCard and Visa business in the United States; and International, which comprises our foreign operations which include the United Kingdom and Canada. Information about operating segments that are not individually reportable includes our insurance, refund anticipation loans and commercial operations, as well as our corporate and treasury activities which are included in the "All Other" caption within our segment disclosure.

 Consumer

   Our branch-based consumer finance business constitutes the second largest consumer finance company in the United States. Collectively, this business has 1,400 branches located in 46 states and 3 million open customer accounts. It is marketed under both the HFC and Beneficial brand names, each of which caters to a slightly different type of customer in the middle-market population. Both brands offer secured and unsecured products. These products are marketed through our retail branch network, direct mail, telemarketing, correspondents and brokers.

   We are the second largest provider of third party private label credit cards in the United States. The private label business of our consumer segment has over 100 merchant relationships with approximately $8.3 billion in managed receivables and 6.8 million active customer accounts. Approximately 33 percent of our private label receivables are in the electronics industry while approximately 32 percent are in the furniture industry. Over 10 percent of our private label receivables are in the home products industry and approximately 7 percent are in the recreational vehicle industry. These products are generated through merchant promotions, application displays, direct mail, telemarketing and the Internet.

   We are the second largest non-captive sub-prime automobile lender in the United States. We have over 5,400 dealer relationships nationwide with approximately $1.8 billion in managed receivables. While the sub-prime auto finance market generally continues to grow, it also has recently experienced some consolidation thereby increasing the competitiveness in this industry. Our auto finance business generates loan volume primarily through dealer relationships from which installment contracts are purchased. Loans are also generated from alliance partners, direct mail and the Internet.

 Credit Cards

   Our Mastercard and Visa operations in the United States reported lower earnings in 1998 primarily due to lower average receivables and higher credit losses. Last year we hired new senior operating management for this segment, actively repriced portions of our Mastercard and Visa portfolios and reduced credit lines which led to increased account attrition. We also decided to de-emphasize the undifferentiated Mastercard and Visa portfolios in the United States and to refocus such product to target customers and prospects of our other businesses. Our MasterCard and Visa business is generated primarily through direct mail, telemarketing, application displays and promotional activity associated with our affinity and co-branding relationships, including our alliance with General Motors Corporation ("GM") to issue the GM Card, a co-branded credit card, and our alliance with Union Privilege to issue the Union Privilege affinity card ("Union Privilege"). Our largest account base for MasterCard and VISA credit cards is in California. Approximately 52 percent of managed receivables for this segment were originated under the GM Card program while approximately 26 percent were originated under the Union Privilege program.

 International

   We are the second largest consumer finance company, the third largest provider of retail finance and the fifth largest credit card issuer in the United Kingdom. Our United Kingdom operations offer secured and unsecured lines of credit, secured and unsecured closed-end loans, insurance products and credit cards (including the GM Card from Vauxhall and the Goldfish Card issued under an alliance with the Centrica Group--the United Kingdom's major natural gas supplier). Such operations are conducted in England, Scotland, Wales, Ireland and Northern Ireland. Loans are marketed through a branch network consisting of 179 branches, merchants and direct mail. Our Canadian consumer finance business offers consumer loans, mortgages, revolving credit, retail finance and accepts deposits. Their products include home equity and unsecured lines of credit, secured and unsecured closed-end loans and private label credit cards. These products are marketed through 75 branch offices in 10 provinces, direct mail and telemarketing. Information concerning foreign owned receivables, and comparative revenues, income before income taxes, and identifiable assets and long-lived assets for the years ended December 31, 1998, 1997 and 1996 are incorporated by reference to pages 54 and 73 of our 1998 Annual Report.

 All Other

   Where applicable laws permit, we offer credit life, credit accident, health and disability, term and specialty insurance products to our customers. Such products currently are offered throughout the United States and Canada. Insurance is directly written by or reinsured with one or more of our subsidiaries. Our tax refund anticipation loan ("RAL") business is a cooperative program with H&R Block Tax Services, Inc. ("H&R Block") and certain of its franchises, along with other independent tax preparers, to provide loans to customers who are entitled to tax refunds and who electronically file their income tax returns with the Internal Revenue Service. Our remaining commercial operations have continued to decline in size.

Funding

   As a financial services organization, we must have access to funds at competitive rates, terms and conditions to be successful. We fund our operations in the global capital markets, primarily through the use of securitizations, commercial paper, Federal funds borrowing, bank lines, thrift notes, medium term notes and long-term debt. We also use derivative financial instruments to hedge our currency and interest rate exposure. A description of our use of derivative financial instruments, including interest rate swaps, foreign exchange contracts, and other quantitative and qualitative information about our market risk is set forth on pages 29-31, 33, 34 and 58 through 65 of our 1998 Annual Report. We also maintain an investment portfolio which at year-end 1998 was approximately $3.2 billion. Approximately $2.6 billion of such investment securities were held by our insurance subsidiaries. At year-end 1998, Household's long-term debt, together with that of HFC, Beneficial and Household Bank, f.s.b. (the "Bank") and the preferred stock of Household, have been assigned investment grade ratings by four nationally recognized statistical rating organizations. These organizations have also rated the commercial paper of HFC in their highest rating category. Three of these organizations have rated Household's commercial paper in their highest rating category. For a detailed listing of the ratings that have been assigned to Household and our significant subsidiaries, see Exhibit 99(b) to this Form 10-K.

   Securitizations of consumer receivables are an important source of our liquidity. During 1998 we securitized approximately $3.6 billion of receivables compared to $8.3 billion in 1997 and $8.6 billion in 1996. Additional information on our sources and availability of funding are incorporated by reference to pages 29 through 32 of our 1998 Annual Report.

Regulation and Competition

   Regulation. Our consumer finance businesses operate in a highly regulated environment. Those businesses are subject to laws relating to discrimination in extending credit, use of credit reports, disclosure of credit terms and correction of billing errors. Our consumer branch lending offices are also subject to certain regulations and legislation that limit their operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that a loan may bear, the amount that may be borrowed or the types of actions that may be taken to collect or foreclose upon delinquent loans. Our consumer branch lending offices are generally licensed in those jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Our private label operations are conducted through state-licensed companies and our credit card banks.

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

   The Bank and our credit card banks are also subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). Among other things, FDICIA creates a five-tiered system of capital measurement for regulatory purposes, places limits on the ability of depository institutions to acquire brokered deposits, and gives broad powers to federal banking regulators, in particular the FDIC, to require undercapitalized institutions to adopt and implement a capital restoration plan and to restrict or prohibit a number of activities, including the payment of cash dividends, which may impair or threaten the capital adequacy of the insured depository institution. Federal banking regulators may apply corrective measures to an insured depository institution, even if it is adequately capitalized, if such institution is determined to be operating in an unsafe or unsound condition or engaging in an unsafe or unsound activity. In addition, federal banking regulatory agencies have recently adopted safety and soundness standards governing operational and managerial activities of insured depository institutions and their holding companies regarding internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation. Under FIRREA, the FDIC may assess an affiliated insured depository institution for the estimated losses incurred by the FDIC upon the default of any affiliated insured institution. On February 10, 1999, four federal bank regulatory agencies revised its joint "retail credit classification policy" which establishes guidelines for classification of credit based on delinquency status and mandates specified timeframes for recognizing losses in consumer loan portfolios. This policy will apply to any consumer loan held in our credit card banks or the Bank and will become effective in stages beginning April 1, 1999. Substantially all of the policy changes impacting our credit card banks or the Bank will become effective October 1, 2000. We expect to adopt the changes to the policy on October 1, 2000 and have not yet quantified its impact on our financial statements.

   Our credit insurance business is subject to regulatory supervision under the laws of the states in which it operates. Regulations vary from state to state but generally cover licensing of insurance companies, premium and loss rates, dividend restrictions, types of insurance that may be sold, permissible investments, policy reserve requirements, and insurance marketing practices.

   Competition. The consumer financial services industry in which we operate is highly fragmented and intensely competitive. We generally compete with banks, thrifts and other financial institutions in the United States, Canada and the United Kingdom. One of the industry challenges and opportunities we face is the recent consolidation in the financial services industry. We can use our centralized underwriting, collection and processing functions to adapt our credit standards and collection efforts to market conditions. This capability was leveraged to the Beneficial branch network as the Beneficial branches were integrated with HFC's in 1998. Our use of highly automated systems and processing facilities to support our underwriting, loan administration and collection functions across all of our consumer businesses assists us in this regard. A centralized collection system for past due accounts is augmented by early collection efforts in the consumer finance branch network for products other than credit cards. Maximizing our technology and otherwise streamlining our operations and reducing our costs has allowed us to improve our efficiency through specialization and economies of scale and allows us to operate more efficiently than some of our competitors. We also compete with other finance companies, banks, savings and loan companies, credit unions and retailers, by offering a variety of consumer products, maintaining a strong service orientation and developing innovative marketing programs.

Cautionary Statement on Forward-Looking Statements

   Certain matters discussed throughout this Form 10-K or in the information incorporated herein by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions, and involve risks and uncertainties that could cause our results to be materially different than those anticipated. The following important factors could affect our actual results and could cause such results to vary materially from those expressed herein or in any other document filed with the Securities and Exchange
Commission:

  . changes in laws and regulations, including changes in accounting standards;

  . changes in overall economic conditions, including the interest rate environment in which we operate, the capital markets in which we fund our operations, recession and currency fluctuations;

  . our ability and the ability of our key service providers, vendors or suppliers to replace, modify or upgrade our business systems to adequately address Year 2000 issues;

  . consumer perception of the availability of credit, including price competition in the market segments we target and the ramifications of filing for personal bankruptcy;

  . the effectiveness of models or programs to predict loan delinquency or loss and initiatives to improve collections in all business areas;

  . consumer acceptance and demand for our loan products;

  . inability to continue to integrate systems, operational functions and cultures of Beneficial with those of Household; and

  . the repositioning of our MasterCard/Visa business to successfully market to selected consumer segments.

Item 2. Properties.

   Our operations are located throughout the United States, in 10 provinces in Canada and in the United Kingdom with principal facilities located in Anaheim, California; Wilmington, Delaware; Jacksonville, Florida; Tampa, Florida; Chesapeake, Virginia; Virginia Beach, Virginia; Elmhurst, Illinois; Hanover, Maryland; Bridgewater, New Jersey; Las Vegas, Nevada; Pomona, California; Prospect Heights, Illinois; Salinas, California; San Diego, California; Wood Dale, Illinois; North York, Ontario, Canada; Birmingham, United Kingdom and Windsor, Berkshire, United Kingdom.

   Substantially all branch offices, divisional offices, corporate offices, regional processing and regional servicing center space is operated under lease with the exception of the headquarters building for our United Kingdom operations, our processing facility in Tampa, Florida and a credit card processing facility in Las Vegas, Nevada. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.

Item 3. Legal Proceedings.

   We have developed and implemented compliance functions to monitor our operations to ensure that we comply with all applicable laws. However, we are parties to various legal proceedings, including product liability related claims, resulting from ordinary business activities relating to our current and/or former operations. Certain of these actions are or purport to be class actions seeking damages in very large amounts. Due to the uncertainties in litigation and other factors, we cannot assure you that we will ultimately prevail in each instance. We believe that we have meritorious defenses to these actions and any adverse decision should not materially affect our consolidated financial condition.

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

   Prior to our merger with Beneficial, Beneficial was involved in litigation with the Internal Revenue Service ("IRS") over matters relating to a former insurance subsidiary that occurred in the mid- to late 1980's. In early 1999, a basis for settlement with the IRS was reached and filed with the U.S. Tax Court. It is expected that this settlement will be finalized in 1999 and will not result in any loss or charge to us in excess of the amounts accrued for this matter by Beneficial.

Item 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

                                   PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   As of March 17, 1999 there were 20,492 record shareholders of Household's common stock.

   Additional information required by this Item is incorporated by reference to pages 41 and 77 of our 1998 Annual Report.

Item 6. Selected Financial Data.

   Information required by this Item is incorporated by reference to page 18 of our 1998 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Information required by this Item is incorporated by reference to pages 20 through 40 of our 1998 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Information required by this Item is incorporated by reference to pages 30, 31, 33 and 34 of our 1998 Annual Report.

Item 8. Financial Statements and Supplementary Data.

   Our Financial Statements meet the requirements of Regulation S-X. Such Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K, are incorporated by reference to pages 41 through 73 and page 75 of our 1998 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers of the Registrant.

   The following information on our executive officers is included pursuant to
Item 401(b) of Regulation S-K.

   William F. Aldinger, age 51, joined Household in September 1994, as President and Chief Executive Officer. In May 1996 he was appointed our Chairman and Chief Executive Officer. Mr. Aldinger served as Vice Chairman of Wells Fargo Bank and a Director of several Wells Fargo subsidiaries from 1986 until joining us. Mr. Aldinger is also a director of Household Finance Corporation (one of our subsidiaries), Illinois Tool Works Inc. and MasterCard International, Incorporated.

   Lawrence N. Bangs, age 62, was appointed Group Executive--Private Label, United Kingdom, Canada, Insurance, Auto Finance and U.S. Consumer Banking in 1995. Since joining Household Finance Corporation in 1959, Mr. Bangs has served in various capacities in our U.S. consumer finance and United Kingdom operations, most recently as Managing Director and Chief Executive Officer of our United Kingdom operations.

   Gary D. Gilmer, age 49, was appointed Group Executive--U.S. Consumer Finance in 1998. Since joining Household Finance Corporation in 1972, Mr. Gilmer has served in various capacities in our consumer banking, private label and life insurance businesses, most recently as Managing Director and Chief Executive Officer of our United Kingdom operations.

   Siddarth N. Mehta, age 40, joined Household in June 1998, as Group Executive--U.S. BankCard. Prior to joining Household, Mr. Mehta was Senior Vice President of Boston Consulting Group in Los Angeles and co-leader of Boston Consulting Group Financial Services Practice in the United States.

   David A. Schoenholz, age 47, was appointed Executive Vice President--Chief Financial Officer in 1996, having previously served as Senior Vice President-- Chief Financial Officer since 1994, Vice President--Chief Accounting Officer since 1993, Vice President since 1989 and Controller since 1987. He joined Household in 1985 as Director--Internal Audit.

   Colin P. Kelly, age 56, was appointed Senior Vice President--Human Resources in 1996, having previously served as Vice President--Human Resources since 1988. Mr. Kelly joined Household Finance Corporation in 1965 and has served in various management positions.

   Kenneth H. Robin, age 52, was appointed Corporate Secretary in 1998 and Senior Vice President--General Counsel in 1996, having previously served as Vice President--General Counsel since 1993. He joined Household in 1989 as Assistant General Counsel--Financial Services. Prior to joining Household, Mr. Robin held various positions in the legal departments of Citicorp and Citibank, N.A. from 1977 to 1989.

   Edgar D. Ancona, age 46, was appointed Managing Director--Treasurer in 1996, having previously served as Vice President--Treasurer since joining Household in 1994. For the previous 17 years he held a variety of treasury and operational positions with Citicorp.

   John W. Blenke, age 43, was appointed Vice President--Corporate Law and Assistant Secretary in 1996, having previously served as Assistant General Counsel and Secretary since 1993, and Assistant General Counsel--Securities and Corporate Law and Assistant Secretary since 1991. Mr. Blenke joined Household in 1989 as Corporate Finance Counsel.

   Michael A. DeLuca, age 50, was appointed Managing Director--Taxes in 1996, having previously served as Vice President--Taxes from 1988 to 1996. Mr. DeLuca joined Household in 1985 as Director of Tax Planning and Tax Counsel.

   Kenneth H. Harvey, age 38, was appointed Managing Director--Chief Information Officer in 1999, having previously served in various systems and technology areas since joining us in 1989.

   Steven L. McDonald, age 38, was appointed Managing Director and Corporate Controller in 1999 having previously served as Vice President--Controller since 1996. From 1991 until joining Household in 1996, he was Senior Vice President--Accounting and Finance of First USA, Inc.

   Craig A. Streem, age 49, joined Household in 1996 as Vice President-- Investor Relations. Prior to joining Household, he was Corporate Vice President and Director of Investor Relations of PaineWebber Group, Inc., from 1995 to 1996, Vice President of Investor Relations and Corporate Secretary of National Media Corporation from 1992 to 1994, and held various positions in the investor relations, corporate treasury and corporate accounting and reporting areas of American Express Company from 1979 to 1992.

   There are no family relationships among our executive officers. The term of office of each executive officer is at the discretion of the Board of Directors.

   Additional information required by this Item is incorporated by reference to "Nominees For Director" and "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" in our definitive Proxy Statement for our 1999 Annual Meeting of Stockholders scheduled to be held May 12, 1999 (the "1999 Proxy Statement").

Item 11. Executive Compensation.

   Information required by this Item is incorporated by reference to "Executive Compensation", "Report of the Compensation Committee on Executive Compensation", "Performance of Household", "Employment Agreements", "Savings-- Stock Ownership and Pension Plans", "Incentive and Stock Option Plans", and "Director Compensation" in our 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Information required by this Item is incorporated by reference to "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in our 1999 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

   Information required by this Item is incorporated by reference to "Incentive and Stock Option Plans" and "Consulting Agreements with Messrs. Farris and Gilliam" in our 1999 Proxy Statement.

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements.

   The consolidated financial statements listed below, together with an opinion of Arthur Andersen LLP, dated January 20, 1999, with respect thereto, are incorporated by reference herein pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K. An opinion of Arthur Andersen LLP is also included in this Annual Report on Form 10-K.

Household International, Inc. and Subsidiaries:

Consolidated Statements of Income for the Three Years Ended December
31, 1998.

Consolidated Balance Sheets, December 31, 1998 and 1997.

Consolidated Statements of Cash Flows for the Three Years Ended
December 31, 1998.

Consolidated Statements of Changes in Preferred Stock and Common
Shareholders' Equity for the Three Years Ended December 31, 1998.

Notes to Consolidated Financial Statements.

Report of Independent Public Accountants.

Selected Quarterly Financial Data (Unaudited).

(b) Reports on Form 8-K.

   Household did not file any Current Report on Form 8-K during the three months ended December 31, 1998.

(c) Exhibits.

      3(i)     Restated Certificate of Incorporation of Household
               International, Inc. as amended (incorporated by reference to Exhibit 3(i) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

      3(ii)    Bylaws of Household International, Inc. as amended June 4, 1998
               (incorporated by reference to Exhibit 3(ii) of our Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1998).

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

     10.1      Household International, Inc. Key 1998 Executive Bonus Plan
               (incorporated by reference to Exhibit 10.1 of our Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1998).

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

     10.5      Household International, Inc. 1996 Long-Term Executive Incentive
               Compensation Plan, as amended.

     10.6 Forms of stock option and restricted stock rights agreements under the Household International, Inc. 1996 Long-Term Executive
               Incentive Compensation Plan.

     10.7      Household International, Inc. Deferred Fee Plan for Directors
               (incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

     10.8      Household International, Inc. Deferred Phantom Stock Plan for
               Directors (incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K for the fiscal year ended December
               31, 1997).

     10.9      Household International, Inc. Non-Qualified Deferred
               Compensation Plan for Executives, as amended.

     10.10     Executive Employment Agreement between Household International,
               Inc. and W.F. Aldinger.

     10.11     Executive Employment Agreement between Household International,
               Inc. and L.N. Bangs.

     10.12     Executive Employment Agreement between Household International,
               Inc. and G.D. Gilmer.

     10.13     Executive Employment Agreement between Household International,
               Inc. and D.A. Schoenholz.

     10.14     Executive Employment Agreement between Household International,
               Inc. and S.N. Mehta.

     10.15     Amended and Restated Supplemental Executive Retirement Plan for
               W.F. Aldinger.

     10.16     Beneficial Corporation 1990 Non-qualified Stock Option Plan
               (incorporated by reference to Exhibit 4.4 of Beneficial
               Corporation's Form S-8 filed on April 23, 1996, File No. 333-
               02737).

     10.17     Amendment to Beneficial Corporation 1990 Non-qualified Stock
               Option Plan (incorporated by reference to Exhibit 4.2 of
               Beneficial Corporation's Form S-8 filed July 1, 1998, File No.
               333-58291).

     11        Statement of Computation of Earnings per Share.


     12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

     13 Material incorporated by reference to Household International, Inc.'s 1998 Annual Report to Shareholders.

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

   We will furnish copies of the exhibits referred to above to our stockholders upon receiving a written request therefor. We charge fifteen cents per page for providing these copies. Requests should be made to Household International, Inc., 2700 Sanders Road, Prospect Heights, Illinois 60070, Attention: Corporate Secretary.

(d) Schedules.

   Report of Independent Public Accountants.

        I--Condensed Financial Information of Registrant.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Household International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Household International, Inc.

Dated: March 30, 1999

                                                   /s/ W.F. Aldinger
                                          By:__________________________________
                                                  W.F. Aldinger, Chairman
                                                and Chief Executive Officer
   Each person whose signature appears below constitutes and appoints J.W. Blenke, L.S. Mattenson and P.D. Schwartz and each or any of them (with full power to act alone), as his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him/her in his/her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments to this Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each such attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Household International, Inc. and in the capacities and on the date indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
        /s/ W.F. Aldinger            Chairman and Chief Executive
____________________________________  Officer and Director (as
          (W.F. Aldinger)             principal executive
                                      officer)

         /s/ R.C. Clark              Director
____________________________________
            (R.C. Clark)

        /s/ R.J. Darnall             Director
____________________________________
           (R.J. Darnall)

        /s/ G.G. Dillon              Director                        March 30, 1999
____________________________________
           (G.G. Dillon)

       /s/ J.A. Edwardson            Director
____________________________________
          (J.A. Edwardson)

         /s/ M.J. Evans              Director
____________________________________
            (M.J. Evans)

         /s/ D.J. Farris             Director
____________________________________
           (D.J. Farris)


             Signature                           Title                    Date
             ---------                           -----                    ----
       /s/ J.D. Fishburn             Director
____________________________________
          (J.D. Fishburn)

    /s/ C.F. Freidheim, Jr.          Director
____________________________________
       (C.F. Freidheim, Jr.)

     /s/ J.H. Gilliam, Jr.           Director
____________________________________
        (J.H. Gilliam, Jr.)

         /s/ L.E. Levy               Director
____________________________________
            (L.E. Levy)

         /s/ G.A. Lorch              Director
____________________________________
            (G.A. Lorch)

        /s/ J.D. Nichols             Director                        March 30, 1999
____________________________________
           (J.D. Nichols)

       /s/ J.B. Pitblado             Director
____________________________________
          (J.B. Pitblado)

        /s/ S.J. Stewart             Director
____________________________________
           (S.J. Stewart)

    /s/ L.W. Sullivan, M.D.          Director
____________________________________
       (L.W. Sullivan, M.D.)

      /s/ D.A. Schoenholz            Executive Vice President--
____________________________________  Chief Financial Officer
         (D.A. Schoenholz)            (also the principal
                                      financial and accounting
                                      officer)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Household International, Inc.:

   We have audited in accordance with generally accepted auditing standards, the financial statements included in Household International, Inc.'s 1998 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 20, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(d) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP
                                          /s/ Arthur Andersen LLP

Chicago, Illinois
January 20, 1999

                                                                      SCHEDULE I

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONDENSED STATEMENTS OF INCOME
                                 (In millions)

                                                           Year ended December
                                                                    31
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
Equity in earnings of subsidiaries........................ $546.3 $970.9 $877.1
Other income..............................................   24.6   26.3   24.4
                                                           ------ ------ ------
    Total income..........................................  570.9  997.2  901.5
                                                           ------ ------ ------
Expenses:
  Administrative..........................................   49.2   59.0   99.1
  Interest................................................   45.2   37.9   28.9
                                                           ------ ------ ------
    Total expenses........................................   94.4   96.9  128.0
                                                           ------ ------ ------
Income before income tax benefit..........................  476.5  900.3  773.5
Income tax benefit........................................   47.6   40.0   46.1
                                                           ------ ------ ------
    Net income............................................ $524.1 $940.3 $819.6
                                                           ====== ====== ======
    Total comprehensive income............................ $546.7 $955.0 $698.0
                                                           ====== ====== ======


            See accompanying note to condensed financial statements.

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           CONDENSED BALANCE SHEETS
                                 (In millions)

                                                                 December 31
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
Assets
  Cash....................................................... $    2.1 $    2.1
  Investments in and advances to (from) subsidiaries.........  7,142.2  7,015.7
  Other assets...............................................    473.7    412.9
                                                              -------- --------
  Total assets............................................... $7,618.0 $7,430.7
                                                              ======== ========
Liabilities and shareholders' equity
  Commercial paper........................................... $  315.6 $  281.5
  Senior debt (with original maturities over one year).......    189.7    189.7
                                                              -------- --------
  Total debt.................................................    505.3    471.2
  Other liabilities..........................................    351.9    346.0
                                                              -------- --------
  Total liabilities..........................................    857.2    817.2
  Company obligated mandatorily redeemable preferred
   securities of subsidiary trusts*..........................    375.0    175.0
  Preferred stock............................................    164.4    264.5
  Common shareholders' equity................................  6,221.4  6,174.0
                                                              -------- --------
  Total liabilities and shareholders' equity................. $7,618.0 $7,430.7
                                                              ======== ========

--------
   *The sole assets of the three trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in March 1998, June 1996 and June 1995, bearing interest at 7.25, 8.70 and 8.25 percent, respectively, with principal balances of $206.2, $103.1 and $77.3 million, respectively, and due December 31, 2037, June 30, 2036 and June 30, 2025, respectively.


           See accompanying note to condensed financial statements.

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                    Year ended December 31
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  ---------  -------
Cash provided by (used in) operations
  Net income..................................... $  524.1  $   940.3  $ 819.6
  Adjustments to reconcile net income to net cash
   provided by (used in) operations:
    Equity in earnings of subsidiaries...........   (546.3)    (970.9)  (877.1)
    Other operating activities...................    193.8       53.5    367.1
                                                  --------  ---------  -------
Cash provided by operations......................    171.6       22.9    309.6
                                                  --------  ---------  -------
Investment in Operations
  Dividends from subsidiaries....................  1,067.3      313.1    265.0
  Dividends from pooled affiliate................     75.4      200.7    110.5
  Investment in and advances to (from)
   subsidiaries, net.............................   (709.3)  (1,047.7)  (322.0)
  Other investing activities.....................      1.9        2.1     (9.4)
                                                  --------  ---------  -------
Cash increase (decrease) from investment in
 operations......................................    435.3     (531.8)    44.1
                                                  --------  ---------  -------
Financing and Capital Transactions
  Net increase (decrease) in commercial paper and
   bank borrowings...............................     34.1       78.2    (83.2)
  Retirement of senior debt......................      --      (100.0)  (150.0)
  Issuance of senior debt........................      --       100.0     89.9
  Shareholders' dividends........................   (256.5)    (186.5)  (163.6)
  Shareholders' dividends--pooled affiliate......    (61.8)    (115.5)  (105.3)
  Issuance of company obligated mandatorily
   redeemable preferred securities of subsidiary
   trusts........................................    200.0        --     100.0
  Purchase of treasury stock.....................   (412.0)    (155.7)   (56.7)
  Treasury stock activity--pooled affiliate......    (11.4)     (80.0)     --
  Issuance of common stock.......................      0.8    1,023.8     16.6
  Redemption of preferred stock..................   (100.1)     (55.0)     --
                                                  --------  ---------  -------
Cash increase (decrease) from financing and
 capital transactions............................   (606.9)     509.3   (352.3)
                                                  --------  ---------  -------
Increase in cash.................................      --         0.4      1.4
Cash at January 1................................      2.1        1.7      0.3
                                                  --------  ---------  -------
Cash at December 31.............................. $    2.1  $     2.1  $   1.7
                                                  ========  =========  =======

            See accompanying note to condensed financial statements.

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

             NOTE TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

   The condensed financial statements of Household International, Inc. have been prepared on a parent company unconsolidated basis.

   Under an agreement with the Office of Thrift Supervision, Household will maintain the capital of the Bank at a level consistent with certain minimum capital requirements.

   Household received cash dividends from the Bank of $75, $50 and $265 million in 1998, 1997 and 1996, respectively.

   Household has guaranteed payment of all long-term debt obligations of Household Financial Corporation Limited ("HFCL"), a Canadian subsidiary. The amount of guaranteed debt outstanding at HFCL on December 31, 1998 and 1997 was $575 and $749 million, respectively.

   Household has also guaranteed payment of all debt obligations (excluding certain deposits) of Household International (U.K.) Limited ("HIUK"). The amount of guaranteed debt outstanding at HIUK on December 31, 1998 and 1997 was approximately $3.1 and $1.6 billion, respectively.

                                 EXHIBIT INDEX

  Exhibit
    No.                              Description
  -------                            -----------
  3(i)     Restated Certificate of Incorporation of Household
           International, Inc. as amended (incorporated by reference to
           Exhibit 3(i) of our Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1998).
  3(ii)    Bylaws of Household International, Inc. as amended June 4,
           1998 (incorporated by reference to Exhibit 3(ii) of our
           Quarterly Report on Form 10-Q for the quarter year ended June
           30, 1998.).
  4(a)     Rights Agreement dated as of July 9, 1996, between Household
           International, Inc. and Harris Trust and Savings Bank, as
           Rights Agent (incorporated by reference to Exhibit 99.1 of our
           Current Report on Form 8-K dated July 9, 1996).
  4(b)     Standard Multiple-Series Indenture Provisions for Senior Debt
           Securities of Household Finance Corporation dated as of June
           1, 1992 (incorporated by reference to Exhibit 4(b) to the
           Registration Statement on Form S-3 of Household Finance
           Corporation, No. 33-48854).
  4(c)     Indenture dated as of December 1, 1993 for Senior Debt
           Securities between Household Finance Corporation and The Chase
           Manhattan Bank (National Association), as Trustee
           (incorporated by reference to Exhibit 4(b) to the Registration
           Statement on Form S-3 of Household Finance Corporation, No.
           33-55561).
  4(d)     The principal amount of debt outstanding under each other
           instrument defining the rights of holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. Household agrees to furnish to the
           Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-
           term senior and senior subordinated debt.
 10.1      Household International, Inc. 1998 Key Executive Bonus Plan
           (incorporated by reference to Exhibit 10.1 of our Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1998).
 10.2      Household International, Inc. Corporate Executive Bonus Plan.
 10.3      Household International, Inc. Long-Term Executive Incentive
           Compensation Plan, as amended (incorporated by reference to
           Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
 10.4      Forms of stock option and restricted stock rights agreements under the Household International, Inc. Long-Term Executive
           Incentive Compensation Plan (incorporated by reference to
           Exhibit 10.4 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
 10.5      Household International, Inc. 1996 Long-Term Executive
           Incentive Compensation Plan, as amended.
 10.6      Forms of stock option and restricted stock rights agreements under the Household International, Inc. 1996 Long-Term
           Executive Incentive Compensation Plan.
 10.7      Household International, Inc. Deferred Fee Plan for Directors
           (incorporated by reference to Exhibit 10.7 of our Annual
           Report on Form 10-K for the fiscal year ended December 31,
           1997).
 10.8      Household International, Inc. Deferred Phantom Stock Plan for
           Directors (incorporated by reference to Exhibit 10.8 of our
           Annual Report on Form 10-K for the fiscal year ended December
           31, 1997).
 10.9      Household International, Inc. Non-Qualified Deferred
           Compensation Plan for Executives, as amended.
 10.10     Executive Employment Agreement between Household
           International, Inc. and W. F. Aldinger.
 10.11     Executive Employment Agreement between Household
           International, Inc. and L. N. Bangs.
 10.12     Executive Employment Agreement between Household
           International, Inc. and G. D. Gilmer.

  Exhibit
    No.                              Description
  -------                            -----------
 10.13     Executive Employment Agreement between Household
           International, Inc. and D. A. Schoenholz.
 10.14     Executive Employment Agreement between Household
           International, Inc. and S. N. Mehta.
 10.15     Amended and Restated Supplemental Executive Retirement Plan
           for W. F. Aldinger.
 10.16     Beneficial Corporation 1990 Non-qualified Stock Option Plan
           (incorporated by reference to Exhibit 4.4 of Beneficial
           Corporations Form S-8 filed on April 23, 1996, File No. 333-
           02737).
 10.17     Amendment to Beneficial Corporation 1990 Non-qualified Stock
           Option Plan (incorporated by reference to Exhibit 4.2 of
           Beneficial Corporation's Form S-8 filed July 1, 1998, File No.
           333-58291).
 11        Statement of Computation of Earnings per Share.
 12        Statement of Computation of Ratio of Earnings to Fixed Charges
           and to Combined Fixed Charges and Preferred Stock Dividends.
 13        Material incorporated by reference to Household International,
           Inc.'s 1998 Annual Report to Shareholders.
 21        List of our subsidiaries.
 23        Consent of Arthur Andersen LLP, Certified Public Accountants.
 24        Power of Attorney, included on page 14 hereof.
 27        Financial Data Schedule.
 99(a)     Annual Report on Form 11-K for the Household International,
           Inc. Tax Reduction Investment Plan (to be filed by amendment).
 99(b)     Ratings of Household International, Inc. and its significant subsidiaries.