Form 10-Q
period 1999-03-31
HOUSEHOLD INTERNATIONAL INC
filed 1999-05-13
CIK 354964

                             FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  --------------

Commission file number 1-8198
                       ------


                   HOUSEHOLD INTERNATIONAL, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


     Delaware                           36-3121988
------------------------      -----------------------------------
(State of Incorporation)      (I.R.S. Employer Identification No.)


2700 Sanders Road, Prospect Heights, Illinois  60070
----------------------------------------------------
(Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code: (847) 564-5000
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1999, there were 479,397,430 shares of registrant's common stock outstanding.

          HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES



                         Table of Contents


PART I.   Financial Information                            Page
                                                           ----
  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited) - Three Months
          Ended March 31, 1999 and 1998                       2

          Condensed Consolidated Balance Sheets -
          March 31, 1999 (Unaudited) and December 31, 1998    3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended
          March 31, 1999 and 1998                             4

          Financial Highlights                                5

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)                              6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      13



PART II.  Other Information

  Item 5. Other Information                                  23

  Item 6. Exhibits and Reports on Form 8-K                   23

  Signature                                                  24

PART 1.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

All amounts, except per share data, are stated in millions.

------------------------------------------------------------------------------------
Three months ended March 31                                     1999            1998
------------------------------------------------------------------------------------
Finance income                                              $1,498.6        $1,313.6
Other interest income                                            9.9            15.3
Interest expense                                               648.9           612.2
                                                            --------        --------
Net interest margin                                            859.6           716.7
Provision for credit losses on owned receivables               417.8           389.3
                                                            --------        --------
Net interest margin after provision for credit losses          441.8           327.4
                                                            --------        --------
Securitization income                                          324.9           419.3
Insurance revenues                                             142.2           119.5
Investment income                                               41.2            39.9
Fee income                                                     129.7           147.3
Other income                                                   109.2            87.7
Gain on sale of Beneficial Canada                                -             189.4
                                                            --------        --------
Total other revenues                                           747.2         1,003.1
                                                            --------        --------
Salaries and fringe benefits                                   284.1           292.3
Occupancy and equipment expense                                 66.8            85.6
Other marketing expenses                                        88.5           103.0
Other servicing and administrative expenses                    162.6           177.3
Amortization of acquired intangibles and goodwill               36.3            42.4
Policyholders' benefits                                         68.6            63.6
                                                            --------        --------
Total costs and expenses                                       706.9           764.2
                                                            --------        --------
Income before income taxes                                     482.1           566.3
Income taxes                                                   161.3           208.5
                                                            --------        --------
Net income*                                                 $  320.8        $  357.8
                                                            ========        ========

Earnings per common share:
  Net income                                                $  320.8        $  357.8
  Preferred dividends                                           (2.3)           (4.2)
                                                            --------        --------
  Earnings available to common shareholders                 $  318.5        $  353.6
                                                            ========        ========
  Average common shares                                        484.7           486.1
                                                            --------        --------
  Average common and common equivalent shares                  490.1           497.0
                                                            --------        --------
  Basic earnings per common share                           $    .66        $    .73
                                                            --------        --------
  Diluted earnings per common share*                        $    .65        $    .71
                                                            --------        --------
Dividends declared per common share                              .17             .15
                                                            ========        ========
* Net operating income and diluted operating earnings per common share, which exclude the gain on sale of Beneficial Canada, were $239.3 and $.47, respectively, for the three months ended March 31, 1998.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

In millions, except share data.

------------------------------------------------------------------------------------------
                                                            March 31,         December 31,
                                                                 1999                 1998
------------------------------------------------------------------------------------------
ASSETS                                                     (Unaudited)
------
Cash                                                        $   288.9            $   457.4
Investment securities                                         2,952.3              3,202.1
Receivables, net                                             45,236.3             43,948.1
Acquired intangibles and goodwill, net                        1,670.5              1,700.8
Properties and equipment, net                                   483.7                472.1
Real estate owned                                               244.7                253.9
Other assets                                                  2,999.3              2,858.3
                                                            ---------            ---------
Total assets                                                $53,875.7            $52,892.7
                                                            =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Debt:
  Deposits                                                  $ 2,282.1            $ 2,105.0
  Commercial paper, bank and other borrowings                10,402.5              9,917.9
  Senior and senior subordinated debt (with
     original maturities over one year)                      30,803.5             30,438.6
                                                            ---------            ---------
Total debt                                                   43,488.1             42,461.5
Insurance policy and claim reserves                           1,408.6              1,371.7
Other liabilities                                             2,212.0              2,298.7
                                                            ---------            ---------
Total liabilities                                            47,108.7             46,131.9
                                                            ---------            ---------
Company obligated mandatorily redeemable
  preferred securities of subsidiary trusts*                    375.0                375.0
                                                            ---------            ---------
Preferred stock                                                 164.4                164.4
                                                            ---------            ---------
Common shareholders' equity:
  Common stock, $1.00 par value, 750,000,000
     shares authorized, 550,132,392 and
     544,124,170 shares issued at March 31, 1999
     and December 31, 1998, respectively                        550.1                544.1
  Additional paid-in capital                                  1,753.7              1,652.5
  Retained earnings                                           5,417.7              5,184.4
  Foreign currency translation adjustments                     (175.3)              (167.5)
  Unrealized gain (loss) on investments, net                     (6.6)                22.4
  Less common stock in treasury, 67,986,138 and
     60,986,431 shares at March 31, 1999 and
     December 31, 1998, respectively, at cost                (1,312.0)            (1,014.5)
                                                            ---------            ---------
Total common shareholders' equity                             6,227.6              6,221.4
                                                            ---------            ---------
Total liabilities and shareholders' equity                  $53,875.7            $52,892.7
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

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

In millions.

------------------------------------------------------------------------------------
Three months ended March 31                                      1999           1998
------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                                  $   320.8      $   357.8
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned receivables              417.8          389.3
  Insurance policy and claim reserves                            37.8         (108.0)
  Depreciation and amortization                                  76.0           76.3
  Other, net                                                    176.7           93.0
                                                            ---------      ---------
Cash provided by operations                                   1,029.1          808.4
                                                            ---------      ---------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                                    (467.0)        (420.3)
  Matured                                                       125.0           98.8
  Sold                                                          360.6          209.6
Short-term investment securities, net change                    134.7         (231.1)
Receivables:
  Originations, net                                          (6,837.7)      (7,144.1)
  Purchases and related premiums                             (1,010.2)      (2,109.1)
  Sold                                                        5,707.0        7,359.1
Properties and equipment purchased                              (58.5)         (11.6)
Properties and equipment sold                                     2.8           20.4
                                                            ---------      ---------
Cash decrease from investments in operations                 (2,043.3)      (2,228.3)
                                                            ---------      ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change                 627.5          (57.8)
Time certificates, net change                                   125.9           91.8
Senior and senior subordinated debt issued                    2,047.4        3,148.8
Senior and senior subordinated debt retired                  (1,643.9)      (1,966.1)
Policyholders' benefits paid                                    (34.9)         (27.4)
Cash received from policyholders                                 32.7           26.6
Shareholders' dividends                                         (84.3)         (52.4)
Shareholders' dividends - pooled affiliate                        -            (31.3)
Purchase of treasury stock                                     (232.9)          (9.8)
Treasury stock activity - pooled affiliate                        -            (11.0)
Issuance of common stock                                          1.9            1.9
Issuance of company obligated mandatorily redeemable
  preferred securities of subsidiary trusts                       -            200.0
                                                            ---------      ---------
Cash increase from financing and
  capital transactions                                          839.4        1,313.3
                                                            ---------      ---------
Effect of exchange rate changes on cash                           6.3           (8.0)
                                                            ---------      ---------
Decrease in cash                                               (168.5)        (114.6)
Cash at January 1                                               457.4          534.3
                                                            ---------      ---------
Cash at March 31                                            $   288.9      $   419.7
                                                            =========      =========
Supplemental cash flow information:
Interest paid                                               $   587.2      $   524.6
                                                            ---------      ---------
Income taxes paid (received)                                     54.6          (19.6)
                                                            ---------      ---------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

All dollar amounts are stated in millions.

-----------------------------------------------------------------------------------------
Three months ended March 31                                       1999               1998
-----------------------------------------------------------------------------------------
Net operating income <F1>                                    $   320.8          $   239.3
Beneficial Canada gain                                             -                118.5
                                                             ---------          ---------
Net income                                                   $   320.8          $   357.8
                                                             =========          =========
Diluted earnings per common share                            $     .65          $     .71
                                                             =========          =========
Diluted operating earnings per common share <F1>             $     .65          $     .47
                                                             =========          =========
Net interest margin and other revenues <F2>                  $ 1,538.2          $ 1,656.2
                                                             ---------          ---------
Return on average common shareholders'
  equity <F3>                                                     20.3%              15.0%
                                                             ---------          ---------
Return on average owned assets <F3>                               2.38               1.96
                                                             ---------          ---------
Managed basis efficiency ratio, normalized <F4>                   35.6               40.5
                                                             ---------          ---------

All dollar amounts are stated in millions.
-----------------------------------------------------------------------------------------
                                                             March 31,       December 31,
                                                                  1999               1998
-----------------------------------------------------------------------------------------
Total assets:
  Owned                                                      $53,875.7          $52,892.7
  Managed                                                     72,796.8           72,594.5
                                                             ---------          ---------
Receivables:
  Owned                                                      $45,403.1          $44,205.9
  Serviced with limited recourse                              18,921.1           19,701.8
                                                             ---------          ---------
  Managed                                                    $64,324.2          $63,907.7
                                                             =========          =========
Total shareholders' equity as a percent of
  owned assets <F5>                                              12.56%             12.78%
                                                             ---------          ---------
Total shareholders' equity as a percent of
  managed assets <F5>                                             9.30               9.31
                                                             ---------          ---------

<F1> Excludes the gain on the sale of Beneficial Canada.

<F2> Policyholders' benefits have been netted against other revenues.

<F3> Annualized. Excludes the gain on the sale of Beneficial Canada.

<F4> Ratio of normalized operating expenses to managed net interest margin and other revenues less policyholders' benefits.

<F5> Total shareholders' equity at March 31, 1999 and December 31,
     1998 includes common shareholders' equity, preferred stock and company obligated mandatorily redeemable preferred securities of subsidiary trusts.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION
------------------------
The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. Additionally, these financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 should not be considered indicative of the results for any future quarters or the year ending December 31, 1999. Household and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 1998.


2. INVESTMENT SECURITIES
------------------------
Investment securities consisted of the following:

----------------------------------------------------------------------------------------
In millions.                              March 31, 1999               December 31, 1998
----------------------------------------------------------------------------------------
                                   Amortized        Fair          Amortized         Fair
                                        Cost       Value               Cost        Value
----------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities        $   63.5    $   66.3           $   68.2     $   70.8
Corporate debt securities            1,694.5     1,683.1            1,705.1      1,731.3
U.S. government and federal
  agency debt securities               357.8       356.1              368.4        373.6
Other                                  806.8       806.8              990.1        990.1
                                    --------    --------           --------     --------
Subtotal                             2,922.6     2,912.3            3,131.8      3,165.8
Accrued investment income               40.0        40.0               36.3         36.3
                                    --------    --------           --------     --------
Total investment securities         $2,962.6    $2,952.3           $3,168.1     $3,202.1
                                    ========    ========           ========     ========

3. RECEIVABLES
--------------
Receivables consisted of the following:

-------------------------------------------------------------------------------------------
                                                              March 31,        December 31,
In millions.                                                       1999                1998
-------------------------------------------------------------------------------------------
First mortgage                                                $   163.8           $   156.3
Home equity                                                    20,419.4            18,692.7
Auto finance                                                      944.8               805.0
MasterCard/Visa                                                 6,150.3             7,180.2
Private label                                                   9,381.0             9,566.0
Other unsecured                                                 7,707.5             7,108.6
Commercial                                                        636.3               697.1
                                                              ---------           ---------
Total owned receivables                                        45,403.1            44,205.9

Accrued finance charges                                           718.8               642.5
Credit loss reserve for owned receivables                      (1,729.7)           (1,734.2)
Unearned credit insurance premiums and
  claims reserves                                                (492.3)             (505.1)
Amounts due and deferred from
  receivables sales                                             2,151.2             2,152.9
Reserve for receivables serviced with
  limited recourse                                               (814.8)             (813.9)
                                                              ---------           ---------
Total owned receivables, net                                   45,236.3            43,948.1
Receivables serviced with limited recourse                     18,921.1            19,701.8
                                                              ---------           ---------
Total managed receivables, net                                $64,157.4           $63,649.9
                                                              =========           =========

The outstanding balance of receivables serviced with limited recourse consisted of the following:

-------------------------------------------------------------------------------------------
                                                              March 31,        December 31,
In millions.                                                       1999                1998
-------------------------------------------------------------------------------------------
Home equity                                                   $ 3,298.8           $ 3,637.4
Auto finance                                                    1,101.3               960.3
MasterCard/Visa                                                 8,982.7             9,430.6
Private label                                                     753.2               811.5
Other unsecured                                                 4,785.1             4,862.0
                                                              ---------           ---------
Total                                                         $18,921.1           $19,701.8
                                                              =========           =========

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

-------------------------------------------------------------------------------------------
                                                              March 31,        December 31,
In millions.                                                       1999                1998
-------------------------------------------------------------------------------------------
First mortgage                                                $   163.8           $   156.3
Home equity                                                    23,718.2            22,330.1
Auto finance                                                    2,046.1             1,765.3
MasterCard/Visa                                                15,133.0            16,610.8
Private label                                                  10,134.2            10,377.5
Other unsecured                                                12,492.6            11,970.6
Commercial                                                        636.3               697.1
                                                              ---------           ---------
Total                                                         $64,324.2           $63,907.7
                                                              =========           =========

The amounts due and deferred from receivables sales were $2,151.2 million at March 31, 1999 and $2,152.9 million at December 31, 1998. The amounts due and deferred included unamortized securitization assets and other assets established under the recourse provisions for certain sales totaling $2,062.8 million at March 31, 1999 and $2,031.3 million at December 31, 1998. It also included net customer payments not yet received from the securitization trustee of $50.4 million at March 31, 1999 and $79.6 million at December 31, 1998. We have agreements with a "AAA"-rated third party who will insure us for up to $21.2 million in losses relating to certain securitization transactions. We maintain credit loss reserves under the recourse requirements for receivables serviced with limited recourse which are based on estimated probable losses under those requirements. The reserves totaled $814.8 million at March 31, 1999 and $813.9 million at December 31, 1998 and represents our best estimate of probable losses on receivables serviced with limited recourse.


4. CREDIT LOSS RESERVES
------------------------
An analysis of credit loss reserves for the three months ended March 31 was as follows:

-----------------------------------------------------------------------------------
In millions.                                                    1999           1998
-----------------------------------------------------------------------------------
Credit loss reserves for owned receivables
  at January 1                                              $1,734.2       $1,642.1
Provision for credit losses                                    417.8          389.3
Chargeoffs                                                    (480.7)        (402.5)
Recoveries                                                      48.6           42.6
Portfolio acquisitions and other, net                            9.8           54.1
                                                            --------       --------
TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES
  AT MARCH 31                                                1,729.7        1,725.6
                                                            --------       --------

Credit loss reserves for receivables serviced with
  limited recourse at January 1                                813.9          880.9
Provision for credit losses                                    253.7          261.5
Chargeoffs                                                    (275.8)        (314.4)
Recoveries                                                      14.4           18.8
Other, net                                                       8.6             .6
                                                            --------       --------
TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED
  WITH LIMITED RECOURSE AT MARCH 31                            814.8          847.4
                                                            --------       --------
TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES
  AT MARCH 31                                               $2,544.5       $2,573.0
                                                            ========       ========

5. MERGER AND INTEGRATION RESERVE
---------------------------------
As of March 31, 1999, we have substantially completed the execution of our merger and integration plan relating to the Beneficial acquisition. Amounts remaining in our merger and integration reserve are not significant.

6. INCOME TAXES
---------------
The effective tax rate was 33.5 percent for the three months ended March 31, 1999 and 36.8 percent in the year-ago period. The effective tax rate differs from the statutory federal income tax rate in these years primarily because of the effects of (a) state and local income taxes and (b) leveraged lease tax benefits.


7. EARNINGS PER COMMON SHARE
----------------------------
Computations of earnings per common share for the three months ended March 31 were as follows:

----------------------------------------------------------------------------------------
                                                        1999                        1998
                                        --------------------         -------------------
In millions, except per share data.     Diluted        Basic         Diluted       Basic
------------------------------------    -------       ------         -------      ------
Earnings:
  Net income                             $320.8       $320.8          $357.8      $357.8
  Preferred dividends                      (2.3)        (2.3)           (4.2)       (4.2)
                                         ------       ------          ------      ------
Earnings available to common
  shareholders                           $318.5       $318.5          $353.6      $353.6
                                         ======       ======          ======      ======
Average shares:
  Common                                  484.7        484.7           486.1       486.1
  Common equivalents                        5.4          -              10.9         -
                                         ------       ------          ------      ------
Total                                     490.1        484.7           497.0       486.1
                                         ======       ======          ======      ======
Earnings per common share                $  .65       $  .66          $  .71      $  .73
                                         ======       ======          ======      ======

8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS
-------------------------------------------------------------------
In March 1998 Household Capital Trust IV ("HCT IV"), a wholly-owned subsidiary of Household, issued 8 million 7.25 percent Trust Preferred Securities ("preferred securities") at $25 per preferred security. The sole asset of HCT IV is $206.2 million of 7.25 percent Junior Subordinated Deferrable Interest Notes issued by Household. The junior subordinated notes held by HCT IV mature on December 31, 2037 and are redeemable by Household in whole or in part beginning on March 19, 2003, at which time the HCT IV preferred securities are callable at par ($25 per preferred security) plus accrued and unpaid dividends. Net proceeds from the issuance of preferred securities were used for general corporate purposes.

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

In June 1995 Household Capital Trust I ("HCT I"), a wholly-owned subsidiary of Household, issued 3 million 8.25 percent preferred securities at $25 per preferred security. The sole asset of HCT I is $77.3 million of 8.25 percent Junior Subordinated Deferrable Interest Notes issued by Household. The junior subordinated notes held by HCT I mature on June 30, 2025 and are redeemable by Household in whole or in part beginning June 30, 2000, at which time the HCT I preferred securities are callable at par ($25 per preferred security) plus accrued and unpaid dividends. HCT I may elect to extend the maturity of the preferred securities to June 30, 2044.

The obligations of Household with respect to the junior subordinated notes, when considered together with certain undertakings of Household with respect to HCT I, HCT II and HCT IV, constitute full and unconditional guarantees by Household of HCT I's, HCT II's and HCT IV's obligations under the respective preferred securities. The preferred securities are classified in our balance sheets as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interest in the trusts) at their face and redemption amount of $375 million at March 31, 1999 and December 31, 1998. The preferred securities have a liquidation value of $25 per preferred security. Dividends on the preferred securities are cumulative, payable quarterly in arrears, and are deferrable at Household's option for up to five years from date of issuance. Household cannot pay dividends on its preferred and common stocks during such deferments.


9. COMPREHENSIVE INCOME
-----------------------
In accordance with the interim reporting guidelines of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which was adopted in 1998, comprehensive income was $284.0 million for the quarter ended March 31, 1999 and $381.7 million for the quarter ended March 31, 1998. Excluding the impact of the gain on sale of Beneficial Canada, comprehensive income was $263.2 million for the quarter ended March 31, 1998.


10.  SEGMENT REPORTING
----------------------
We have three reportable segments: Consumer, which includes our branch-based consumer finance, private label and auto finance businesses; Credit Card, which includes our domestic MasterCard and Visa business; and International, which includes our United Kingdom and Canadian operations. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with our Annual Report on Form 10-K for the year ended December 31, 1998.

Information about our reportable segments for the three months ended March 31, 1999 and 1998 was as follows:

------------------------------------------------------------------------------------------
Owned Basis                                                         Total
In millions.                                         Total       Domestic
For the three months ended March 31, 1999         Consumer    Credit Card    International
------------------------------------------------------------------------------------------
Net interest margin and other
 revenues <F1>                                   $   938.0      $   292.5         $  193.6
Intersegment revenues                                 31.4            2.7               .8
Segment net income                                   208.0           12.1             46.2
Total segment assets                              36,075.1        6,155.3          7,135.6
Total segment assets - managed                    45,100.4       14,898.3          8,288.4
                                                 ---------      ---------         --------

------------------------------------------------------------------------------------------
Owned Basis                                                         Total
In millions.                                         Total       Domestic
For the three months ended March 31, 1998         Consumer    Credit Card    International
------------------------------------------------------------------------------------------
Net interest margin and other
 revenues <F1>                                   $   827.0      $   328.7         $  198.9
Intersegment revenues                                 22.3            2.7               .9
Segment net income                                   175.0           30.5             36.9
Total segment assets                              28,474.0        8,068.5          7,013.2
Total segment assets - managed                    39,139.9       19,637.0          8,105.0
                                                 ---------      ---------         --------

<F1> Net interest margin and other revenues, including intersegment revenues, net of policyholders' benefits.

A reconciliation of the total reportable segments' net income to consolidated net income for the three months ended March 31 is as follows:

------------------------------------------------------------------------
In millions.                                        1999            1998
------------------------------------------------------------------------
Reportable segment net income                     $266.3          $242.4
Other operations not individually reportable        82.6           142.0
Adjustments/eliminations                           (28.1)          (26.6)
                                                  ------          ------
Total consolidated net income                     $320.8          $357.8
                                                  ======          ======

11.  ACCOUNTING PRONOUNCEMENTS
------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

FAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement FAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). FAS No. 133 cannot be applied retroactively. FAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. We expect to adopt FAS No. 133 on January 1, 2000 and have not yet quantified its impact on our financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the Household International, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") filed with the Securities and Exchange Commission. Management's discussion and analysis may contain certain estimates and projections that may be forward-looking in nature, as defined by the Private Securities Litigation Reform Act of 1995. A variety of factors may cause actual results to differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference are discussed herein and in the 1998 Form 10-K.

OPERATIONS SUMMARY
------------------
Our net income for the first quarter of 1999 was $320.8 million, compared to net operating income of $239.3 million a year ago. Diluted earnings per share was $.65 for the first quarter of 1999, compared to diluted operating earnings per share of $.47 in 1998. These improved results were due to strong growth in our consumer finance business, higher income from our tax refund anticipation loan business and significant year-over-year declines in operating expenses. Including the gain on the sale of Beneficial Canada, first quarter 1998 net income was $357.8 million and diluted earnings per share was $.71.

Our annualized return on average common shareholders' equity for the first quarter of 1999 was 20.3 percent and, excluding the gain on the sale of Beneficial Canada, 15.0 percent in the year-ago period. Our annualized return on average owned assets was 2.38 percent in the 1999 first quarter and, excluding the gain on the sale of Beneficial Canada, 1.96 percent a year ago. Our annualized return on average managed assets was 1.75 percent in the first quarter of 1999 and, excluding the gain on the sale of Beneficial Canada, 1.32 percent a year ago. Including the gain on the sale of Beneficial Canada for the first quarter of 1998, our annualized return on average common shareholders' equity was 22.5 percent, our return on average owned assets was 2.93 percent and our return on average managed assets was 1.97 percent.

- The following summarizes our operating results for our reportable operating segments for the first quarter of 1999 compared with the prior year period:

  Results for our Consumer segment improved from the prior year period. Return on average owned assets was 2.34 percent in the first quarter of 1999, compared with 2.55 percent for the same period in 1998. The decrease in this ratio is due to a higher proportion of on-balance sheet assets as compared to the same period in 1998. Return on average managed assets increased to
  1.87 percent in the first quarter of 1999 from 1.82 percent in 1998. The improvement in operating results reflects higher net interest margin and fee income due mainly to higher levels of average managed receivables. Managed receivables grew 15 percent to $43.3 billion at March 31, 1999, up from $37.5 billion at March 31, 1998. The growth was driven by solid growth in home equity, other unsecured and auto finance receivables. The home equity and unsecured loan growth in the first quarter reflects the benefits and on-going potential of the now-integrated HFC and Beneficial systems. Offsetting these favorable trends, the Consumer segment experienced higher credit losses reflecting increased personal bankruptcies as well as the maturing of promotional balances in our private label business. Compared with the fourth quarter, the Consumer segment experienced a decrease in chargeoffs and delinquency.

  Our Credit Card segment reported lower earnings in the first quarter of 1999. Return on average owned assets was .72 percent in the first quarter of 1999, compared with 1.65 percent a year ago. Return on average managed assets was .30 percent in the first quarter of 1999, compared with .64 percent in 1998. The decrease in operating results was primarily due to lower average receivables, increased loss provision and lower fee income. Managed receivables were $13.4 billion at March 31, 1999, compared with $17.8 billion at March 31, 1998. The decline reflected attrition associated with the restructuring of our domestic MasterCard* and Visa* portfolio in 1998, which included the sale of $1.9 billion of non-core receivables and the impact of repricing initiatives mailed late last year. This segment includes our co-branding and affinity relationships, in particular our alliance with General Motors Corporation ("GM") to issue the GM Card, a co-branded credit card, and the AFL-CIO's Union Privilege affinity relationship.

  Our International segment reported improved results in the first quarter of 1999. Return on average owned assets increased to
  2.21 percent in the first quarter of 1999 from 1.72 percent in the first quarter of 1998. Return on average managed assets increased to 2.58 percent in the first quarter of 1999 from 1.97 percent in 1998. The improvement in operating results was primarily the result of improved efficiency, as well as higher revenues due to receivables growth in the U.K. Managed receivables in the U.K. grew 11 percent to $6.2 billion at March 31, 1999 from $5.6 billion at March 31, 1998. This increase reflected growth in the UK's MasterCard and Visa, private label and other unsecured receivables. The Goldfish card, issued in alliance with the Centrica Group, contributed significantly to the higher credit card receivables from the prior year quarter.

- Revenue from our tax refund anticipation loan ("RAL") business was up substantially from the prior year. The RAL business contributed $97 million pretax (10 cents per share) to our first quarter results, which was $41 million pretax (5 cents per share) better than 1998. The number of electronic filings of tax returns increased 20 percent over last year and refund processing with the Internal Revenue Service went smoothly in the quarter.

- Our normalized managed basis efficiency ratio improved to 35.6 percent for the first quarter of 1999 compared with 40.5 percent a year ago. The efficiency ratio is the ratio of operating expenses to the sum of our managed net interest margin and other revenues less policyholders' benefits. We normalize, or adjust for, items that are not indicative of ongoing operations. The improvement in the managed ratio resulted from growth in normalized managed net revenues, compared to a 9 percent decrease in normalized operating expenses over the comparable period.

- During the first quarter of 1998, we completed the sale of Beneficial's Canadian operations and recorded an after-tax gain of approximately $118.5 million. In April 1998, the sale of Beneficial's German operations was also completed. Beneficial announced its intent to sell the German operations in 1997 and recorded an after-tax loss of approximately $27.8 million after consideration of a $31.0 million tax benefit. No additional losses were realized in 1998 as a result of the sale.




* MasterCard is a registered trademark of MasterCard
  International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

BALANCE SHEET REVIEW
--------------------
- Core products increased 3 percent from the year ago level to $63.5 billion. Core products exclude first mortgages and commercial receivables, and receivables relating to Beneficial's German operations which were disposed of in April 1998. This growth rate reflects attrition associated with the restructuring of our domestic MasterCard and Visa portfolio in 1998, which included the sale of $1.9 billion of non-core receivables and the impact of repricing initiatives mailed late last year.

  Core products, other than MasterCard and Visa, grew over 13 percent from a year ago, with solid growth in all products. The strongest growth came in our home equity business. During 1999, we took advantage of a pricing opportunity in the bulk home equity market and acquired a $750 million portfolio. Excluding this bulk purchase, our home equity portfolio still grew 14 percent over last year. Auto finance receivables more than doubled from a year ago reflecting solid loan growth coupled with firm pricing and good quality credit. This business continued to benefit from weakened competition and an expanded sales force. Private label receivables were up 5 percent from the prior year as this business benefited from the addition of several new merchants in the last half of 1998. Other unsecured receivables grew 5 percent from the prior year driven by strong responses to direct mail and branch-originated programs. The year-over-year growth rate was impacted by the purchase of an $850 million unsecured consumer finance portfolio during the first quarter of 1998.

- Core products were up compared to the fourth quarter of 1998. Excluding the MasterCard and Visa portfolio, core products grew 4 percent, led by dynamic growth in our consumer finance business. Our home equity portfolio grew 6 percent from the prior quarter due to strong branch and correspondent originations. Excluding the bulk purchase discussed above, home equity receivables grew 3 percent from year-end 1998. First quarter growth of 4 percent in other unsecured receivables was driven by strong responses to direct mail and branch-originated programs. Auto finance receivables grew 16 percent from the prior quarter. This growth was attributable to continued weakened competition in the industry and an expanded sales force. Both our private label and MasterCard and Visa portfolios were down from the prior quarter due to normal, seasonal runoff in the first quarter, which was in line with our expectations. Additionally, our MasterCard and Visa portfolio experienced some attrition in the 1999 quarter due to repricing initiatives mailed late last year.

- Consumer receivables on our balance sheet were $44.8 billion at March 31, 1999, up from $43.5 billion at December 31, 1998 and $39.2 billion at March 31, 1998. The level of our owned receivables may vary from period to period depending on the timing and significance of securitization transactions.

- Our managed credit loss reserves were $2,544.5 million at March 31, 1999, $2,548.1 million at December 31, 1998 and $2,573.0 million at March 31, 1998. Credit loss reserves as a percent of managed receivables were 3.96 percent, compared with 3.99 percent at December 31, 1998 and 4.06 percent at March 31, 1998. Reserves as a percent of nonperforming managed receivables were 104.7 percent, compared with 109.5 percent at December 31, 1998 and 116.1 percent at March 31, 1998. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 4.81 percent, compared with 4.90 percent at December 31, 1998 and 4.65 percent at March 31, 1998. The annualized total consumer managed chargeoff ratio in the first quarter of 1999 was 4.37 percent, compared with 4.39 percent in the prior quarter and 4.17 percent in the year-ago quarter.

- The ratio of total shareholders' equity (including company obligated mandatorily redeemable preferred securities of subsidiary trusts) to total owned assets was 12.56 percent, compared with
  12.78 percent at December 31, 1998. The ratio of total shareholders' equity to managed assets was 9.30 percent at March 31, 1999 and 9.31 percent at December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our subsidiaries use cash to originate loans, purchase loans or investment securities and acquire businesses. Their main sources of cash are the collection of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt, deposits and securitization of consumer receivables; and cash provided by operations.

On March 9, 1999, the Board of Directors authorized the repurchase of up to $2 billion of Household's outstanding common shares. Purchases will occur in the open market, from time to time over a two-year period from the date of the announcement, depending upon market conditions. In February and March 1999, we repurchased 5.7 million shares of our common stock. We repurchased 5 million shares in the quarter to fund employee benefit plans and another .7 million shares following the March 9 announcement of our on-going share repurchase program. Treasury stock activity during the quarter also included approximately 1.6 million shares withheld to cover taxes associated with the exercise of stock options by former Beneficial employees.

The following describes major changes in our funding base from December 31, 1998 to March 31, 1999:

- Deposits increased 10 percent to $2.3 billion from $2.1
  billion. Commercial paper, bank and other borrowings increased 5 percent to $10.4 billion from $9.9 billion. Senior and senior subordinated debt (with original maturities over one year) increased slightly to $30.8 billion from $30.4 billion. The increase in debt levels from year end is primarily attributable to the increase in owned receivables. Senior debt issuances during the quarter included $1.3 billion of ten-year debt which lengthened the overall maturities of our funding.

- Our securitized portfolio of home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables totaled $18.9 billion at March 31, 1999, compared with $19.7 billion at December 31, 1998. In the first quarter of 1999, we securitized, excluding replenishments of certificate holder interests, $.8 billion of auto finance, MasterCard and Visa and other unsecured receivables, compared with $.3 billion of other unsecured receivables a year ago.

The composition of these securitizations by type is as follows
(in billions):

----------------------------------------------------------------------
                                         March 31,           March 31,
Three months ended                            1999                1998
----------------------------------------------------------------------
Auto finance                                  $ .3               $   -
MasterCard/Visa                                 .2                   -
Other unsecured                                 .3                  .3
                                             -----               -----
Total                                         $ .8               $  .3
                                             =====               =====

The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. Although they currently represent a smaller portion of our total funding mix, we plan to utilize securitizations as a source of funding in the future. Securitization balances at the end of the 1999 quarter, as a percent of the total managed portfolio, equaled just under 30 percent of our funding mix, compared to about 37 percent a year ago.

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

Pro Forma Managed Statements of Income

---------------------------------------------------------------------------------------------
All dollar amounts are stated in millions.
Three months ended March 31                       1999           *           1998           *
---------------------------------------------------------------------------------------------
Finance and other interest income            $ 2,209.3       13.58%     $ 2,234.3       13.80%
Interest expense                                 914.2        5.62          979.9        6.05
                                             ---------       -----      ---------       -----
Net interest margin                            1,295.1        7.96        1,254.4        7.75
Provision for credit losses                      671.5                      650.8
                                             ---------                  ---------
Net interest margin after provision
  for credit losses                              623.6                      603.6
                                             ---------                  ---------
Insurance revenues                               142.2                      119.5
Investment income                                 41.2                       39.9
Fee income                                       272.8                      290.4
Other income                                     109.2                       87.7
Gain on sale of Beneficial Canada                  -                        189.4
                                             ---------                  ---------
Total other revenues                             565.4                      726.9
                                             ---------                  ---------
Salaries and fringe benefits                     284.1                      292.3
Occupancy and equipment expense                   66.8                       85.6
Other marketing expenses                          88.5                      103.0
Other servicing and administrative expenses      162.6                      177.3
Amortization of acquired intangibles
  and goodwill                                    36.3                       42.4
Policyholders' benefits                           68.6                       63.6
                                             ---------                  ---------
Total costs and expenses                         706.9                      764.2
                                             ---------                  ---------
Income before taxes                              482.1                      566.3
Income taxes                                     161.3                      208.5
                                             ---------                  ---------
Net income**                                 $   320.8                  $   357.8
                                             =========                  =========
Average managed receivables                  $64,098.7                  $63,658.8
Average noninsurance investments                 557.6                      833.5
Average other interest-earning assets            405.5                      281.2
                                             ---------                  ---------
Average managed interest-earning assets      $65,061.8                  $64,773.5
                                             =========                  =========

* As a percent, annualized, of average managed interest earning assets.
**Net operating income, which excludes the gain on sale of Beneficial
  Canada, was $239.3 million for the three months ended March 31, 1998.
/TABLE

The following discussion on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on our historical owned statements of income ("Owned Basis"), as well as on the above pro forma managed statements of income ("Managed Basis").

Net interest margin
--------------------
Net interest margin on an Owned Basis was $859.6 million for the first quarter of 1999, compared to $716.7 million in the prior year. Owned margin improved due to an increase in average owned home equity loans. Net interest margin on a Managed Basis was $1,295.1 million for the first quarter of 1999, up 3 percent compared to the year-ago period. The increase was primarily due to an increase in average managed home equity loans, but was offset by a decrease in average managed MasterCard and Visa receivables. Net interest margin as a percent of average managed interest-earning assets, annualized, was 7.96 percent compared to 7.75 percent in the year-ago quarter. The improvement reflected lower funding costs and better pricing.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an Owned Basis for the first quarter of 1999 totaled $417.8 million, compared to $389.3 million in the prior year period. The provision as a percent of average owned receivables, annualized, was 3.74 percent in the first quarter of 1999, compared to 3.90 percent in the first quarter of 1998. The provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

The provision for credit losses for receivables on a Managed Basis totaled $671.5 million in the first quarter of 1999, compared to $650.8 million in the prior year period. As a percent of average managed receivables, annualized, the provision was 4.19 percent, compared to 4.09 percent in the first quarter of 1998. The Managed Basis provision includes the over-the-life reserve requirement on the off-balance sheet portfolio. This provision is impacted by the type and amount of receivables securitized in a given period and substantially offsets the income recorded on the securitization transactions. In the first quarter of 1999, we securitized approximately $.8 billion of auto finance, MasterCard and Visa and other unsecured receivables, compared to approximately $.3 billion of other unsecured receivables a year ago. See the credit quality section for further discussion of factors affecting the provision for credit losses.

Other revenues
--------------
Securitization income on an Owned Basis was $324.9 million for the three months ended March 31, 1999 and $419.3 million for the same period in 1998. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The decrease in securitization income compared to the first quarter of 1998 was primarily due to the decrease in average securitized receivables. The components of securitization income are reclassified to the appropriate caption in the statements of income on a Managed Basis.

Insurance revenues were up 19 percent to $142.2 million from $119.5 million in 1998. This increase is somewhat reflective of the benefits of Beneficial's historically greater emphasis on insurance sales. Additionally, we have benefited from improved loan origination and retention in our consumer finance branch system.

Fee income on an Owned Basis includes revenues from fee-based products such as credit cards. Fee income was $129.7 million in the first quarter of 1999, compared to $147.3 million in the comparable period of the prior year. The decrease in fee income in 1999 reflected lower interchange income and other credit card related fees due to lower average credit card receivables.

Fee income on a Managed Basis, which in addition to the items discussed above, includes fees and other income related to the off-balance sheet portfolio. Managed Basis fee income was $272.8 million in the first quarter of 1999 compared to $290.4 million in 1998. The decrease was primarily due to lower interchange income and other credit card related fees.

Other income was $109.2 million in the first quarter of 1999, up from $87.7 million in 1998 primarily due to higher RAL income.

Total other revenue for the first quarter of 1998 included a pretax gain of $189.4 million from the sale of Beneficial's Canadian operations, as previously discussed.

Expenses
--------
Operating expenses for the first quarter of 1999 were $638.3 million, down $62.3 million from $700.6 million in the comparable prior year period reflecting the cost saves from the Beneficial integration, as well as continued cost control efforts.

Salaries and fringe benefits were $284.1 million compared with $292.3 million in the first quarter of 1998. The decrease was due to efficiencies from the Beneficial merger, partially offset by higher sales-related compensation related to growing the consumer finance business.

Occupancy and equipment expense was $66.8 million in the first quarter of 1999, down from $85.6 million in the prior year. The decrease was primarily due to the elimination of duplicative branch offices and operating centers as a result of the Beneficial merger and sublease of the Beneficial office complex in Peapack, New Jersey.

Other marketing expenses were $88.5 million compared with $103.0 million in the first quarter of 1998. The decrease in expense in 1999 was primarily due to lower marketing spending on programs in our MasterCard and Visa business.

Other servicing and administrative expenses were $162.6 million in the first quarter of 1999, down from $177.3 million in the prior year. The decrease was primarily due to cost saves in systems as a result of the consolidation of Beneficial's operations, partially offset by higher real estate owned expenses.

Amortization of acquired intangibles and goodwill was $36.3 million in the first quarter of 1999, down from $42.4 million in the prior year period. The decrease reflects the write-off of intangible assets in conjunction with portfolio sales in 1998 due to the repositioning of our Household Bank branded credit card portfolio.

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

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows (in millions):

-------------------------------------------------------------------------
                                  March 31,     December 31,    March 31,
                                       1999             1998         1998
-------------------------------------------------------------------------
Owned                              $1,729.7         $1,734.2     $1,725.6
Serviced with limited recourse        814.8            813.9        847.4
                                   --------         --------     --------
Total                              $2,544.5         $2,548.1     $2,573.0
                                   ========         ========     ========

Managed credit loss reserves as a percent of nonperforming managed receivables were 104.7 percent, compared to 109.5 percent at December 31, 1998 and 116.1 percent at March 31, 1998.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

---------------------------------------------------------------------
                              March 31,   December 31,      March 31,
                                   1999           1998           1998
---------------------------------------------------------------------
Owned                              3.81%          3.92%          4.31%
Managed                            3.96           3.99           4.06
                                   ----           ----           ----

The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. Reserve levels also reflect the impact of a growing percentage of secured loans. See Note 4, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.


CREDIT QUALITY
--------------
Delinquency and chargeoff levels in the consumer portfolio were down compared to the prior quarter, but were higher than the first quarter of 1998. We track delinquency and chargeoff levels on a managed basis. We include the off-balance sheet portfolio since we apply the same credit and portfolio management procedures as on our owned portfolio. This results in a similar credit loss exposure for us.

Delinquency
-----------
Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

-----------------------------------------------------------------------------------------
                      3/31/99       12/31/98        9/30/98        6/30/98        3/31/98
-----------------------------------------------------------------------------------------
First mortgage          10.91%         14.90%         11.80%         11.07%          9.33%
Home equity              3.54           3.67           3.73           3.55           3.68
Auto finance             1.74           2.29           2.05           1.67           1.84
MasterCard/Visa          3.61           3.75           3.73           3.30           3.10
Private label            6.37           6.20           6.55           6.10           6.04
Other unsecured          7.84           7.94           8.03           7.82           7.72
                        -----          -----          -----          -----           ----
Total                    4.81%          4.90%          4.96%          4.65%          4.65%
                        =====          =====          =====          =====           ====

Delinquency as a percent of managed consumer receivables decreased from the prior quarter but increased from the prior year quarter.
The decrease from the prior quarter was primarily due to a $35 million decline in dollars of delinquency, led by improvement in our domestic MasterCard and Visa business. This was the second consecutive quarter of delinquency improvement and dollars of delinquency have declined by over $75 million in the last six months.

The increase in the managed delinquency ratio from a year ago was due to seasoning of the MasterCard and Visa and other unsecured portfolios as well as the maturing of certain special promotional balances in our private label portfolio.

Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

--------------------------------------------------------------------------------------------
                             First         Fourth          Third          Second       First
                           Quarter        Quarter        Quarter         Quarter     Quarter
                              1999           1998           1998            1998        1998
--------------------------------------------------------------------------------------------
First mortgage                 .48%          1.04%          (.32)%           .21%        .81%
Home equity                    .55            .68            .72             .52         .61
Auto finance                  5.45           5.63           4.89            5.18        5.94
MasterCard/Visa               7.59           6.61           5.96            5.49        5.78
Private label                 5.53           5.47           5.33            6.05        5.73
Other unsecured               6.36           6.94           7.50            7.26        6.22
                              ----           ----           ----            ----        ----
Total                         4.37%          4.39%          4.33%           4.26%       4.17%
                              ====           ====           ====            ====        ====

Net chargeoffs as a percent of average managed consumer receivables for the first quarter of 1999 decreased slightly from the prior quarter but increased from the prior year quarter. The first quarter chargeoff ratio was slightly lower than fourth quarter 1998, as total dollars of chargeoffs dropped in the quarter, led by improvement in our home equity and other unsecured portfolios. Chargeoff ratios in our MasterCard and Visa portfolio continued to increase, due, in part, to lower receivables. Bankruptcy chargeoffs in our MasterCard and Visa business were down compared to the fourth quarter level. Chargeoffs in the private label portfolio increased due to higher levels of personal bankruptcies as well as the maturing of certain special promotional balances.

The higher chargeoff ratio compared to a year ago was primarily due to increased chargeoffs in our MasterCard and Visa portfolio, coupled with lower receivables in this portfolio compared to the prior year.

Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

--------------------------------------------------------------------------------------------
In millions.                        3/31/99     12/31/98     9/30/98     6/30/98     3/31/98
--------------------------------------------------------------------------------------------
Nonaccrual owned receivables       $1,192.2     $1,064.1    $1,080.9    $  948.5    $  901.2
Accruing owned consumer
  receivables 90 or more days
  delinquent                          601.7        652.4       570.2       548.7       494.7
Renegotiated commercial
  loans                                12.3         12.3        12.3        12.3        12.3
                                   --------     --------    --------    --------    --------
Total nonperforming owned
  receivables                       1,806.2      1,728.8     1,663.4     1,509.5     1,408.2
Real estate owned                     244.7        253.9       232.2       224.2       214.7
                                   --------     --------    --------    --------    --------
Total nonperforming owned
  assets                           $2,050.9     $1,982.7    $1,895.6    $1,733.7    $1,622.9
                                   ========     ========    ========    ========    ========
Owned credit loss reserves as
  a percent of nonperforming
  owned receivables                    95.8%       100.3%      107.4%      116.4%      122.5%
                                   --------     --------    --------    --------    --------

Nonaccrual managed
  receivables                      $1,597.5     $1,439.2    $1,476.4    $1,409.6    $1,390.3
Accruing managed consumer
  receivables 90 or more days
  delinquent                          819.8        874.6       832.0       818.6       812.7
Renegotiated commercial
  loans                                12.3         12.3        12.3        12.3        12.3
                                   --------     --------    --------    --------    --------
Total nonperforming managed
  receivables                       2,429.6      2,326.1     2,320.7     2,240.5     2,215.3
Real estate owned                     244.7        253.9       232.2       224.2       214.7
                                   --------     --------    --------    --------    --------
Total nonperforming managed
  assets                           $2,674.3     $2,580.0    $2,552.9    $2,464.7    $2,430.0
                                   ========     ========    ========    ========    ========
Managed credit loss reserves as
  a percent of nonperforming
  managed receivables                 104.7%       109.5%      114.7%      116.9%      116.1%
                                   --------     --------    --------    --------    --------

YEAR 2000
---------
We continue to remain on target to be substantially complete with remediation, replacement and testing of all systems for Year 2000 compliance by the end of the second quarter of 1999. Consistent with previous disclosures, the costs for Year 2000 compliance have not been, and are not expected to be, material to our operations. Our current estimate of the aggregate cost of our Year 2000 effort remains at $20 million after-tax, of which approximately $17 million has been incurred as of March 31, 1999.

PART II.  OTHER INFORMATION

Item 5.   Other Information

          As stated in Household's 1999 Proxy Statement, in order for a stockholder proposal to be considered for inclusion in Household's proxy statement for the 2000 Annual Meeting of Stockholders, the proposal must be received by Household on or before November 27, 1999. Household's Bylaws require that any proposal to be presented from the floor of the 2000 Annual Meeting of Stockholders must be received by Household no earlier than December 13, 1999 and no later than January 12, 2000.

Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits

          12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

          27      Financial Data Schedule.

          27.1    Restated Financial Data Schedule.

          99.1    Debt and Preferred Stock Securities Ratings.

   (b)    Reports on Form 8-K

          During the first quarter of 1999, the Registrant filed a Current Report on Form 8-K dated January 28, 1999 with respect to the financial results of Household International, Inc., for the quarter and year ended December 31, 1998, and a Current Report on Form 8-K dated March 9, 1999 noting the implementation of a stock repurchase program.

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



Date:  May 13, 1999           By: /s/ David A.Schoenholz
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