Form 10-Q
period 1999-06-30
HOUSEHOLD INTERNATIONAL INC
filed 1999-08-16
CIK 354964

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

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
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 1999, there were 478,628,323 shares of registrant's common stock outstanding.

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES



                                Table of Contents


PART I.           Financial Information                                    Page
                                                                           ----
     Item 1.      Financial Statements

                  Condensed Consolidated Statements of Operations
                  (Unaudited) - Three Months and Six Months
                  Ended June 30, 1999 and 1998............................    2

                  Condensed Consolidated Balance Sheets -
                  June 30, 1999 (Unaudited) and December 31, 1998.........    3

                  Condensed Consolidated Statements of Cash Flows
                  (Unaudited) - Six Months Ended
                  June 30, 1999 and 1998..................................    4

                  Financial Highlights....................................    5

                  Notes to Interim Condensed Consolidated Financial
                  Statements (Unaudited)..................................    6

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........   13



PART II.          Other Information

     Item 4.      Submission of Matters to a Vote of Security Holders.....   25

     Item 6.      Exhibits and Reports on Form 8-K........................   26

     Signature    ........................................................   27

PART I.       FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------

All amounts, except per share data, are stated in millions.
--------------------------------------------------------------------------------------------------------------------
                                                                   Three months ended              Six months ended
                                                                             June 30,                      June 30,
                                                                  1999           1998          1999            1998
--------------------------------------------------------------------------------------------------------------------
Finance income                                              $  1,583.0     $  1,372.6    $  3,081.6      $  2,686.2
Other interest income                                              7.4           11.1          17.3            26.4
Interest expense                                                 661.2          616.8       1,310.1         1,229.0
                                                            ----------     ----------    ----------      ----------
Net interest margin                                              929.2          766.9       1,788.8         1,483.6
Provision for credit losses on owned
   receivables                                                   407.3          391.6         825.1           780.9
                                                            ----------     ----------    ----------      ----------
Net interest margin after provision for
   credit losses                                                 521.9          375.3         963.7           702.7
                                                            ----------     ----------    ----------      ----------
Securitization income                                            312.5          394.2         637.4           813.5
Insurance revenues                                               132.6          117.8         274.8           237.3
Investment income                                                 41.8           38.5          83.0            78.4
Fee income                                                       135.8          145.0         265.5           292.3
Other income                                                      38.4           40.1         147.6           127.8
Gain on the sale of Beneficial Canada                              -              -             -             189.4
                                                            ----------     ----------    ----------      ----------
Total other revenues                                             661.1          735.6       1,408.3         1,738.7
                                                            ----------     ----------    ----------      ----------
Salaries and fringe benefits                                     298.6          287.1         582.7           579.4
Occupancy and equipment expense                                   66.6           86.1         133.4           171.7
Other marketing expenses                                          84.0           99.0         172.5           202.0
Other servicing and administrative expenses                      142.3          161.3         304.9           338.6
Amortization of acquired intangibles
   and goodwill                                                   36.0           44.8          72.3            87.2
Policyholders' benefits                                           69.4           55.3         138.0           118.9
Merger and integration related costs                               -          1,000.0           -           1,000.0
                                                            ----------     ----------    ----------      ----------
Total costs and expenses                                         696.9        1,733.6       1,403.8         2,497.8
                                                            ----------     ----------    ----------      ----------
Income (loss) before income taxes                                486.1         (622.7)        968.2           (56.4)
Income taxes (benefit)                                           159.2         (121.1)        320.5            87.4
                                                            ----------     ----------    ----------      ----------
Net income (loss)*                                          $    326.9     $   (501.6)   $    647.7      $   (143.8)
                                                            ==========     ==========    ==========      ==========

Earnings (loss) per common share:
   Net income (loss)                                        $    326.9     $   (501.6)   $    647.7      $   (143.8)
   Preferred dividends                                            (2.3)          (4.1)         (4.6)           (8.3)
                                                            ----------     ----------    ----------      ----------
   Earnings (loss) available to
     common shareholders                                    $    324.6     $   (505.7)   $    643.1      $   (152.1)
                                                            ==========     ==========    ==========      ==========
   Average common shares                                         479.1          489.4         481.8           487.5
   Average common and common equivalent
     shares                                                      484.3            -           487.2             -
                                                            ----------     ----------    ----------      ----------
   Basic earnings (loss) per common share                   $      .67     $    (1.03)   $     1.33      $     (.31)
   Diluted earnings (loss) per common share*                       .67          (1.03)         1.32            (.31)
                                                            ----------     ----------    ----------      ----------
Dividends declared per common share                                .17            .15           .34             .30
                                                            ----------     ----------    ----------      ----------

* Operating net income and diluted operating earnings per common share, which excludes merger and integration related costs incurred in the second quarter of 1998 and the gain on the sale of Beneficial Canada recorded in the first quarter of 1998, were $249.4 million and $.49, respectively, for the three months ended June 30, 1998 and $488.7 million and $.96, respectively, for the six months ended June 30, 1998.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

In millions, except share data.
--------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,        December 31,
                                                                                           1999                1998
--------------------------------------------------------------------------------------------------------------------
ASSETS                                                                              (Unaudited)
------
Cash                                                                              $       221.7       $       457.4
Investment securities                                                                   3,067.8             3,202.1
Receivables, net                                                                       47,081.7            43,948.1
Acquired intangibles and goodwill, net                                                  1,611.5             1,700.8
Properties and equipment, net                                                             492.0               472.1
Real estate owned                                                                         249.5               253.9
Other assets                                                                            3,025.4             2,858.3
                                                                                  -------------       -------------
Total assets                                                                      $    55,749.6       $    52,892.7
                                                                                  =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Debt:
     Deposits                                                                     $     2,260.7       $     2,105.0
     Commercial paper, bank and other borrowings                                       10,091.7             9,917.9
     Senior and senior subordinated debt (with
         original maturities over one year)                                            33,170.4            30,438.6
                                                                                  -------------       -------------
Total debt                                                                             45,522.8            42,461.5
Insurance policy and claim reserves                                                     1,341.8             1,371.7
Other liabilities                                                                       2,116.3             2,298.7
                                                                                  -------------       -------------
Total liabilities                                                                      48,980.9            46,131.9
                                                                                  -------------       -------------
Company obligated mandatorily redeemable
     preferred securities of subsidiary trusts*                                           375.0               375.0
                                                                                  -------------       -------------
Preferred stock                                                                           164.4               164.4
                                                                                  -------------       -------------
Common shareholders' equity:
     Common stock, $1.00 par value, 750,000,000
         shares authorized, 550,290,833 and
         544,124,170 shares issued at June 30, 1999
         and December 31, 1998, respectively                                              550.3               544.1
     Additional paid-in capital                                                         1,762.9             1,652.5
     Retained earnings                                                                  5,664.0             5,184.4
     Accumulated other comprehensive income, net of tax                                  (245.8)             (145.1)
     Less common stock in treasury, 71,702,678 and
         60,986,431 shares at June 30, 1999 and
         December 31, 1998, respectively, at cost                                      (1,502.1)           (1,014.5)
                                                                                  -------------       -------------
Total common shareholders' equity                                                       6,229.3             6,221.4
                                                                                  -------------       -------------
Total liabilities and shareholders' equity                                        $    55,749.6       $    52,892.7
                                                                                  =============       =============


* As described in note 7 to the financial statements, the sole assets of the three trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in March 1998, June 1996 and June 1995, bearing interest at 7.25, 8.70 and 8.25 percent, respectively, with principal balances of $206.2, $103.1 and $77.3 million, respectively, and due December 31, 2037, June 30, 2036 and June 30, 2025, respectively.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

In millions.
---------------------------------------------------------------------------------------------------------------------
Six months ended June 30                                                                       1999             1998
---------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income (loss)                                                                      $      647.7      $    (143.8)
Adjustments to reconcile net income (loss) to cash
     provided by operations:
     Provision for credit losses on owned receivables                                         825.1            780.9
     Non-cash merger and integration related costs                                              -              291.0
     Insurance policy and claim reserves                                                       23.8            (66.9)
     Depreciation and amortization                                                            150.2            155.8
     Net realized gains from sales of assets                                                    -             (189.8)
     Other, net                                                                                (3.9)           113.1
                                                                                       ------------      -----------
Cash provided by operations                                                                 1,642.9            940.3
                                                                                       ------------      -----------
INVESTMENTS IN OPERATIONS
Investment securities:
     Purchased                                                                               (785.1)          (802.8)
     Matured                                                                                  286.1            300.6
     Sold                                                                                     465.9            453.0
Short-term investment securities, net change                                                   95.4           (455.7)
Receivables:
     Originations, net                                                                    (14,322.9)       (13,640.4)
     Purchases and related premiums                                                        (1,296.6)        (2,248.0)
     Sold                                                                                  11,097.8         13,221.1
Properties and equipment purchased                                                            (76.9)           (49.6)
Properties and equipment sold                                                                  15.6             21.3
                                                                                       ------------      -----------
Cash decrease from investments in operations                                               (4,520.7)        (3,200.5)
                                                                                       ------------      -----------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change                                               220.4            233.3
Time certificates, net change                                                                 250.5           (125.1)
Senior and senior subordinated debt issued                                                  6,516.8          5,620.1
Senior and senior subordinated debt retired                                                (3,726.0)        (2,742.5)
Prepayment of debt                                                                              -             (890.6)
Policyholders' benefits paid                                                                  (67.2)           (53.3)
Cash received from policyholders                                                               41.7             31.8
Shareholders' dividends                                                                      (167.9)          (105.0)
Shareholders' dividends - pooled affiliate                                                      -              (61.8)
Purchase of treasury stock                                                                   (434.5)            (9.8)
Treasury stock activity - pooled affiliate                                                      -              (11.0)
Issuance of common stock                                                                       15.7             10.3
Issuance of company obligated mandatorily redeemable
     preferred securities of subsidiary trusts                                                  -              200.0
                                                                                       ------------      -----------
Cash increase from financing and
     capital transactions                                                                   2,649.5          2,096.4
                                                                                       ------------      -----------
Effect of exchange rate changes on cash                                                        (7.4)            (5.8)
                                                                                       ------------      -----------
Decrease in cash                                                                             (235.7)          (169.6)
Cash at January 1                                                                             457.4            534.3
                                                                                       ------------      -----------
Cash at June 30                                                                        $      221.7      $     364.7
                                                                                       ============      ===========

Supplemental cash flow information:
Interest paid                                                                          $    1,329.0      $   1,115.9
                                                                                       ------------      -----------

Income taxes paid                                                                             162.6            213.0
                                                                                       ------------      -----------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

-------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended           Six Months Ended
                                                                               June 30,                   June 30,
All dollar amounts are stated in millions.                            1999         1998           1999        1998
-------------------------------------------------------------------------------------------------------------------
Operating net income (1)                                        $    326.9   $    249.4     $    647.7   $   488.7
Merger and integration related costs                                    -        (751.0)            -       (751.0)
Beneficial Canada gain                                                  -           -               -        118.5
                                                                ----------   ----------     ----------   ---------
Net income (loss)                                                    326.9       (501.6)         647.7      (143.8)
                                                                ==========   ==========     ==========   =========

Diluted earnings (loss) per common share                               .67        (1.03)          1.32        (.31)
                                                                ==========   ==========     ==========   =========
Diluted operating earnings per common
    share (1)                                                          .67          .49           1.32         .96
                                                                ==========   ==========     ==========   =========
Net interest margin                                                  929.2        766.9        1,788.8     1,483.6
                                                                ----------   ----------     ----------   ---------
Other revenues (2)                                                   591.7        680.3        1,270.3     1,619.8
                                                                ----------   ----------     ----------   ---------
Return on average common shareholders'
    equity (3)                                                        20.9%        14.7%          20.6%       14.9%
                                                                ----------   ----------     ----------   ---------
Return on average common shareholders' equity                         20.9        (30.7)          20.6        (4.6)
                                                                ----------   ----------     ----------   ---------
Return on average owned assets (3)                                    2.37         2.00           2.38        1.98
                                                                ----------   ----------     ----------   ---------
Return on average owned assets                                        2.37        (4.03)          2.38        (.58)
                                                                ----------   ----------     ----------   ---------
Managed basis efficiency ratio,
    normalized (4)                                                    36.0         39.1           35.8        39.8
                                                                ----------   ----------     ----------   ---------

------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,   December 31,
All dollar amounts are stated in millions.                                                     1999           1998
------------------------------------------------------------------------------------------------------------------
Total assets:
    Owned                                                                                 $55,749.6      $52,892.7
    Managed                                                                                73,644.2       72,594.5
                                                                                          ---------      ---------
Receivables:
    Owned                                                                                 $47,455.0      $44,205.9
    Serviced with limited recourse                                                         17,894.6       19,701.8
                                                                                          ---------      ---------
    Managed                                                                               $65,349.6      $63,907.7
                                                                                          =========      =========
Total shareholders' equity as a percent of owned assets (5)                                   12.14%         12.78%
                                                                                          ---------      ---------
Total shareholders' equity as a percent of managed
    assets (5)                                                                                 9.19           9.31
                                                                                          ---------      ---------

(1) Excludes merger and integration related costs and the gain on the sale of Beneficial Canada.

(2)  Policyholders' benefits have been netted against other revenues.

(3) Annualized. Excludes merger and integration related costs and the gain on the sale of Beneficial Canada.

(4) Ratio of operating expenses to managed net interest margin and other revenues less policyholders' benefits, normalized.

(5) Total shareholders' equity at June 30, 1999 and December 31, 1998 includes common shareholders' equity, preferred stock and company obligated mandatorily redeemable preferred securities of subsidiary trusts.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
--------------------------
The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. Additionally, these financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 should not be considered indicative of the results for any future quarters or the year ending December 31, 1999. Household and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 1998.


2.   INVESTMENT SECURITIES
--------------------------
Investment securities consisted of the following:

--------------------------------------------------------------------------------------------------------------------
In millions.                                                         June 30, 1999                 December 31, 1998
--------------------------------------------------------------------------------------------------------------------
                                                         Amortized            Fair        Amortized             Fair
                                                              Cost           Value             Cost            Value
                                                          --------        --------         --------         --------
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities                              $   26.9        $   29.3         $   68.2         $   70.8
Corporate debt securities                                  1,826.9         1,762.3          1,705.1          1,731.3
U.S. government and federal
     agency debt securities                                  464.1           457.7            368.4            373.6
Other                                                        780.2           780.2            990.1            990.1
                                                          --------        --------         --------         --------
Subtotal                                                   3,098.1         3,029.5          3,131.8          3,165.8
Accrued investment income                                     38.3            38.3             36.3             36.3
                                                          --------        --------         --------         --------
Total investment securities                               $3,136.4        $3,067.8         $3,168.1         $3,202.1
                                                          ========        ========         ========         ========

3.   RECEIVABLES
----------------
Receivables consisted of the following:

--------------------------------------------------------------------------------------------------------------------
                                                                                     June 30,          December 31,
In millions.                                                                             1999                  1998
--------------------------------------------------------------------------------------------------------------------
First mortgage                                                                  $       146.3         $       156.3
Home equity                                                                          21,387.9              18,692.7
Auto finance                                                                          1,103.0                 805.0
MasterCard/Visa                                                                       6,100.1               7,180.2
Private label                                                                         9,387.5               9,566.0
Other unsecured                                                                       8,694.7               7,108.6
Commercial                                                                              635.5                 697.1
                                                                                -------------         -------------
Total owned receivables                                                              47,455.0              44,205.9

Accrued finance charges                                                                 742.6                 642.5
Credit loss reserve for owned receivables                                            (1,737.6)             (1,734.2)
Unearned credit insurance premiums and
     claims reserves                                                                   (514.1)               (505.1)
Amounts due and deferred from
     receivables sales                                                                1,922.2               2,152.9
Reserve for receivables serviced with
     limited recourse                                                                  (786.4)               (813.9)
                                                                                -------------         -------------
Total owned receivables, net                                                         47,081.7              43,948.1
Receivables serviced with limited recourse                                           17,894.6              19,701.8
                                                                                -------------         -------------
Total managed receivables, net                                                  $    64,976.3         $    63,649.9
                                                                                =============         =============


The outstanding balance of receivables serviced with limited recourse consisted of the following:

--------------------------------------------------------------------------------------------------------------------
                                                                                     June 30,          December 31,
In millions.                                                                             1999                  1998
--------------------------------------------------------------------------------------------------------------------
Home equity                                                                     $     2,854.0         $     3,637.4
Auto finance                                                                          1,248.4                 960.3
MasterCard/Visa                                                                       8,732.1               9,430.6
Private label                                                                           700.8                 811.5
Other unsecured                                                                       4,359.3               4,862.0
                                                                                -------------         -------------
Total                                                                           $    17,894.6         $    19,701.8
                                                                                =============         =============


The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

--------------------------------------------------------------------------------------------------------------------
                                                                                     June 30,          December 31,
In millions.                                                                             1999                  1998
--------------------------------------------------------------------------------------------------------------------
First mortgage                                                                  $       146.3         $       156.3
Home equity                                                                          24,241.9              22,330.1
Auto finance                                                                          2,351.4               1,765.3
MasterCard/Visa                                                                      14,832.2              16,610.8
Private label                                                                        10,088.3              10,377.5
Other unsecured                                                                      13,054.0              11,970.6
Commercial                                                                              635.5                 697.1
                                                                                -------------         -------------
Total                                                                           $    65,349.6         $    63,907.7
                                                                                =============         =============

The amounts due and deferred from receivables sales were $1,922.2 million at June 30, 1999 and $2,152.9 million at December 31, 1998. The amounts due and deferred included unamortized securitization assets and funds set up under the recourse requirements for certain sales totaling $1,936.9 million at June 30, 1999 and $2,031.3 million at December 31, 1998. It also included net customer payments (owed by us) not received from the securitization trustee of $(46.1) million at June 30, 1999 and $79.6 million at December 31, 1998. We have agreements with a "AAA"-rated third party who will insure us for up to $21.2 million in losses relating to certain securitization transactions. We maintain credit loss reserves under the recourse requirements for receivables serviced with limited recourse which are based on estimated probable losses under those requirements. The reserves totaled $786.4 million at June 30, 1999 and $813.9 million at December 31, 1998 and represents our best estimate of probable losses on receivables serviced with limited recourse.


4.   CREDIT LOSS RESERVES
-------------------------
An analysis of credit loss reserves for the three and six months ended June 30 was as follows:

--------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                    Six Months Ended
                                                                       June 30,                            June 30,
In millions.                                              1999             1998              1999              1998
--------------------------------------------------------------------------------------------------------------------
Credit loss reserves for owned
    receivables at beginning
    of period                                     $    1,729.7     $    1,725.6      $    1,734.2      $    1,642.1
Provision for credit losses                              407.3            391.6             825.1             780.9
Chargeoffs                                              (461.7)          (417.7)           (942.4)           (820.2)
Recoveries                                                53.7             40.7             102.3              83.3
Portfolio acquisitions, net                                8.6             17.0              18.4              71.1
                                                  ------------     ------------      ------------      ------------
TOTAL CREDIT LOSS RESERVES FOR
    OWNED RECEIVABLES AT JUNE 30                       1,737.6          1,757.2           1,737.6           1,757.2
                                                  ------------     ------------      ------------      ------------

Credit loss reserves for
    receivables serviced with
    limited recourse at beginning
    of period                                            814.8            847.4             813.9             880.9
Provision for credit losses                              223.8            295.4             477.5             556.9
Chargeoffs                                              (265.6)          (312.1)           (541.4)           (626.5)
Recoveries                                                14.4             23.2              28.8              42.0
Other, net                                                (1.0)             9.0               7.6               9.6
                                                  ------------     ------------      ------------      ------------
TOTAL CREDIT LOSS RESERVES FOR
    RECEIVABLES SERVICED WITH
    LIMITED RECOURSE AT JUNE 30                          786.4            862.9             786.4             862.9
                                                  ------------     ------------      ------------      ------------
TOTAL CREDIT LOSS RESERVES FOR
    MANAGED RECEIVABLES AT JUNE 30                $    2,524.0     $    2,620.1      $    2,524.0      $    2,620.1
                                                  ============     ============      ============      ============


The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. Reserve levels also reflect the impact of a growing percentage of secured loans.

5.   MERGER AND INTEGRATION RESERVE
-----------------------------------
As of June 30, 1999, we have completed the execution of our merger and integration plan relating to the Beneficial acquisition. The costs incurred to execute the plan were consistent with our original estimate of $1.0 billion recorded in the second quarter of 1998.

6.   INCOME TAXES
-----------------
The effective tax rate was 33.1 percent for the six months ended June 30, 1999 and 35.7 percent for the first six months of 1998 excluding merger and integration related costs. The inclusion of this item resulted in a $249 million net tax benefit for the first six months of 1998. The effective tax rate differs from the statutory federal income tax rate in these years primarily because of the effects of (a) state and local income taxes and (b) leveraged lease tax benefits.


7.   EARNINGS (LOSS) PER COMMON SHARE
-------------------------------------
Computations of earnings (loss) per common share for the three and six months ended June 30 were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                 Three Months Ended
                                                                                                           June 30,
In millions, except per share data.                                           1999                             1998
--------------------------------------------------------------------------------------------------------------------
                                                          Diluted            Basic         Diluted            Basic
                                                          -------            -----         -------            -----
Earnings (loss):
     Net income (loss)                                   $  326.9         $  326.9        $ (501.6)       $  (501.6)
     Preferred dividends                                     (2.3)            (2.3)           (4.1)            (4.1)
                                                         --------         --------        --------        ---------
Earnings (loss) available to common
     shareholders                                        $  324.6         $  324.6        $ (505.7)       $  (505.7)
                                                         ========         ========        ========        =========
Average shares:
     Common                                                 479.1            479.1           489.4            489.4
     Common equivalents (1)                                   5.2              -               -                -
                                                         --------         --------        --------        ---------
Total                                                       484.3            479.1           489.4            489.4
                                                         ========         ========        ========        =========
Earnings (loss) per common share                         $    .67         $    .67        $  (1.03)       $   (1.03)
                                                         ========         ========        ========        =========

--------------------------------------------------------------------------------------------------------------------
                                                                                                   Six Months Ended
                                                                                                           June 30,
In millions, except per share data.                                           1999                             1998
--------------------------------------------------------------------------------------------------------------------
                                                          Diluted            Basic         Diluted            Basic
                                                          -------            -----         -------            -----
Earnings (loss):
     Net income (loss)                                   $  647.7         $  647.7        $ (143.8)       $  (143.8)
     Preferred dividends                                     (4.6)            (4.6)           (8.3)            (8.3)
                                                         --------         --------        --------        ---------
Earnings (loss) available to common
     shareholders                                        $  643.1         $  643.1        $ (152.1)       $  (152.1)
                                                         ========         ========        ========        =========
Average shares:
     Common                                                 481.8            481.8           487.5            487.5
     Common equivalents (1)                                   5.4              -               -                -
                                                         --------         --------        --------        ---------
Total                                                       487.2            481.8           487.5            487.5
                                                         ========         ========        ========        =========
Earnings (loss) per common share                         $   1.32         $   1.33        $   (.31)       $    (.31)
                                                         ========         ========        ========        =========


(1) Common equivalent shares are not presented for purposes of earnings per share calculations during the periods they result in antidilution.

8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS
-------------------------------------------------------------------------------
In March 1998 Household Capital Trust IV ("HCT IV"), a wholly-owned subsidiary of Household, issued 8 million 7.25 percent Trust Preferred Securities ("preferred securities") at $25 per preferred security. The sole asset of HCT IV is $206.2 million of 7.25 percent Junior Subordinated Deferrable Interest Notes issued by Household. The junior subordinated notes held by HCT IV mature on December 31, 2037 and are redeemable by Household in whole or in part beginning on March 19, 2003, at which time the HCT IV preferred securities are callable at par ($25 per preferred security) plus accrued and unpaid dividends. Net proceeds from the issuance of preferred securities were used for general corporate purposes.

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

The obligations of Household with respect to the junior subordinated notes, when considered together with certain undertakings of Household with respect to HCT I, HCT II and HCT IV, constitute full and unconditional guarantees by Household of HCT I's, HCT II's and HCT IV's obligations under the respective preferred securities. The preferred securities are classified in our balance sheets as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interest in the trusts) at their face and redemption amount of $375 million at June 30, 1999 and December 31, 1998. The preferred securities have a liquidation value of $25 per preferred security. Dividends on the preferred securities are cumulative, payable quarterly in arrears, and are deferrable at Household's option for up to five years from date of issuance. Household cannot pay dividends on its preferred and common stocks during such deferments.

9.   COMPREHENSIVE INCOME (LOSS)
--------------------------------
In accordance with the interim reporting guidelines of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," comprehensive income (loss) was $263.0 million for the quarter ended June 30, 1999, $(490.5) million for the quarter ended June 30, 1998, $547.0 million for the six months ended June 30, 1999 and $(108.8) million for the six months ended June 30, 1998. Excluding the impact of the merger and integration related costs as well as the gain on the sale of Beneficial Canada, comprehensive income was $260.5 million for the quarter ended June 30, 1998 and $523.7 million for the six months ended June 30, 1998.


The components of accumulated other comprehensive income, net of tax, are as follows:

------------------------------------------------------------------------------
                                                        June 30,  December 31,
In millions                                              1999         1998
-----------------------------------------------------------------------------

Foreign currency translation adjustments                $(201.2)    $(167.5)
Unrealized gain (loss) on investments, net                (44.6)       22.4
                                                        -------     -------
    Accumulated other comprehensive income, net of tax  $(245.8)    $(145.1)
                                                        =======     =======

10.  SEGMENT REPORTING
-----------------------
We have three reportable segments: Consumer, which includes our branch-based consumer finance, private label and auto finance businesses; Credit Card, which includes our domestic MasterCard and Visa business; and International, which includes our United Kingdom and Canadian operations. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with our Annual Report on Form 10-K for the year ended December 31, 1998.

Information about our reportable segments for the second quarter and first six months of 1999 compared to the corresponding prior year periods was as follows:

---------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                          Three Months Ended
Owned Basis                                                     June 30,                                    June 30,
In millions.                                                        1999                                        1998
---------------------------------------------------------------------------------------------------------------------
                                                     Total                                      Total
                                                  Domestic                                   Domestic
                                      Total         Credit        Inter-          Total        Credit         Inter-
                                   Consumer           Card      national       Consumer          Card       national
                                   --------       --------      --------      ---------     ---------      ---------
Net interest margin and
   other revenues (1)           $     975.4     $    315.5    $    198.4    $     825.7    $    371.3     $    198.9
Intersegment revenues                  28.6            2.4            .8           22.4           2.6            1.1
Segment net income                    228.0           29.0          51.9          173.4          48.8           27.5
Total segment assets               38,064.6        6,142.5       7,122.1       29,714.9       7,679.7        6,969.8
Total segment assets -
   managed                         46,375.8       14,639.3       8,240.6       39,351.6      19,616.2        8,031.8
                                -----------     ----------    ----------    -----------    ----------     ----------

---------------------------------------------------------------------------------------------------------------------
                                                        Six Months Ended                            Six Months Ended
Owned Basis                                                     June 30,                                    June 30,
In millions.                                                        1999                                        1998
---------------------------------------------------------------------------------------------------------------------
                                                     Total                                      Total
                                                  Domestic                                   Domestic
                                      Total         Credit        Inter-          Total        Credit         Inter-
                                   Consumer           Card      national       Consumer          Card       national
                                   --------       --------      --------      ---------     ---------      ---------
Net interest margin and
   other revenues (1)           $   1,913.4     $    608.0    $    392.0    $   1,652.7    $     700.0    $    397.8
Intersegment revenues                  60.0            5.1           1.6           44.7            5.3           2.0
Segment net income                    436.0           41.1          98.1          348.4           79.3          64.4
Total segment assets               38,064.6        6,142.5       7,122.1       29,714.9        7,679.7       6,969.8
Total segment assets -
   managed                         46,375.8       14,639.3       8,240.6       39,351.6       19,616.2       8,031.8
                                -----------     ----------    ----------    -----------    ----------     ----------

(1) Net interest margin and other revenues, including intersegment revenues, net of policyholders' benefits.

A reconciliation of the total reportable segments' net income to consolidated net income for the second quarter and first six months of 1999 and 1998 is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended          Six Months Ended
                                                                                 June 30,                  June 30,
In millions.                                                          1999           1998         1999         1998
--------------------------------------------------------------------------------------------------------------------
Reportable segment net income                                       $308.9        $ 249.7       $575.2      $ 492.1
Other operations not individually reportable*                         45.7         (722.6)       128.3       (580.6)
Adjustments/eliminations                                             (27.7)         (28.7)       (55.8)       (55.3)
                                                                    ------        -------       ------      -------
Total consolidated net income (loss)                                $326.9        $(501.6)      $647.7      $(143.8)
                                                                    ======        =======       ======      =======


* Includes merger and integration related costs of $751.0 million after-tax incurred in the second quarter of 1998 related to the Beneficial merger and the gain on the sale of Beneficial Canada of $118.5 million after-tax recorded in the first quarter of 1998.

11.  ACCOUNTING PRONOUNCEMENTS
------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

In June 1999, the FASB deferred the effective date for FAS No. 133 to fiscal years beginning after June 15, 2000. A company may also implement FAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). FAS No. 133 cannot be applied retroactively. FAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998. We expect to adopt FAS No. 133 on January 1, 2001 and have not yet quantified its impact on our financial statements.

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

OPERATIONS SUMMARY
------------------
Our net income for the second quarter of 1999 was $326.9 million, compared to operating net income of $249.4 million a year ago. Net income for the first six months of 1999 was $647.7 million, compared to operating net income of $488.7 million in the year ago period. Diluted earnings per share was $.67 in the second quarter and $1.32 for the first six months of 1999, compared to diluted operating earnings per share of $.49 and $.96 in the same periods in 1998. These improved results were due to strong growth in our consumer finance business and significant declines in operating expenses. In addition, the first quarter included higher income from our tax refund anticipation loan ("RAL") business. Including merger and integration related costs and, for the first six months of 1998, the gain on the sale of Beneficial Canada, we recognized a net loss of $(501.6) million for the second quarter and $(143.8) million for the first six months of 1998. Additionally, diluted loss per share was $(1.03) for the second quarter and $(.31) for the first six months of 1998.

Our annualized return on average common shareholders' equity was 20.9 percent for the second quarter of 1999 and 20.6 percent for the first six months of 1999. Excluding merger and integration related costs and the gain on the sale of Beneficial Canada, our annualized return on average common shareholders' equity was 14.7 percent for the second quarter of 1998 and 14.9 percent for the first six months of 1998. Our annualized return on average owned assets was 2.37 percent in the second quarter of 1999 and 2.38 percent for the first six months of 1999. Excluding merger and integration related costs and the gain on the sale of Beneficial Canada, our annualized return on average owned assets was 2.00 percent in the second quarter of 1998 and 1.98 percent for the first six months of 1998. Our annualized return on average managed assets was 1.78 percent in the second quarter of 1999 and 1.77 percent for the first six months of 1999. Excluding merger and integration related costs and the gain on the sale of Beneficial Canada, our annualized return on average managed assets was 1.39 percent in the second quarter of 1998 and 1.36 percent for the first six months of 1998.

- The following summarizes our operating results for our reportable operating segments for the second quarter and first six months of 1999 compared to the corresponding prior year periods:

     Our Consumer segment reported improved results from the prior year periods. Return on average owned assets was 2.45 and 2.40 percent in the second quarter and first six months of 1999 compared to 2.38 and 2.46 percent in the year-ago periods. The decrease in the year-to-date ratio is due to a higher proportion of on-balance sheet assets as compared to the same period in 1998. Return on average managed assets increased to 1.99 and 1.93 percent in the second quarter and first six months of 1999 compared to 1.78 and 1.80 percent in the year-ago periods. The improvement in operating results reflects higher net interest margin partially offset by higher sales incentive compensation, higher REO expenses and higher credit loss provision reflecting the increased levels of managed receivables. Managed receivables grew to $44.8 billion at June 30, 1999, from $43.3 billion at March 31, 1999 and $37.7 billion at June 30, 1998. The increase was driven by solid growth in home equity, other unsecured and auto finance receivables. The home equity and unsecured loan growth reflects the efforts of a branch sales force that is trained, motivated and compensated to sell loans as well as the impact of system enhancement and new loan product rollouts to the Beneficial branches.

     Our domestic credit card segment includes our co-branding and affinity relationships, in particular our alliance with General Motors Corporation ("GM") to issue the GM Card, a co-branded credit card, and the AFL-CIO's Union Privilege ("UP") affinity relationship. This segment reported lower earnings compared to the prior year periods. Return on average owned assets was 1.86 and 1.27 percent in the second quarter and first six months of 1999 compared to 2.30 and 2.00 percent in the year-ago periods. Return on average managed assets was .79 and .54 percent in the second quarter and first six months of 1999 compared to 1.00 and .82 percent in the year-ago periods. The decrease in operating results was primarily due to lower average receivables, increased loss provision and lower securitization and fee income. Compared to the first quarter, operating results have improved in our domestic credit card segment. Managed receivables were $13.1 billion at June 30, 1999, compared with $13.4 billion at March 31, 1999 and $17.7 billion at June 30, 1998. The decline from the prior quarter reflects the sale of $150 million of receivables in our Household Bank portfolio and continued attrition as a result of repricing initiatives in that portfolio. This attrition was somewhat offset by combined UP and GM growth in the quarter of 3 percent annualized. The decline from the prior year quarter reflects attrition associated with the restructuring of our domestic MasterCard* and Visa* portfolio in the second half of 1998, which included the sale of $1.9 billion of non-core receivables and the impact of repricing initiatives which began late last year.


















* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

     Our International segment reported improved results from the prior year periods. Return on average owned assets was 2.95 and 2.79 percent in the second quarter and first six months of 1999 compared to 1.61 and 1.81 percent in the year-ago periods. Return on average managed assets increased to 2.54 and 2.39 percent in the second quarter and first six months of 1999 compared to 1.39 and 1.57 percent in the year-ago periods. The improvement in operating results was primarily the result of improved efficiency, as well as higher revenues due to receivables growth in the U.K. Managed receivables in the U.K. were $6.1 billion at June 30, 1999 as compared with $6.2 billion at March 31, 1999 and $5.9 billion at June 30, 1998. Excluding the impact of exchange rates, managed receivables were up slightly in the quarter. Growth in the MasterCard and Visa and unsecured receivables was offset by run-off in retail finance and home equity loans. The Goldfish card, issued in alliance with the Centrica Group, contributed significantly to the higher credit card receivables from the prior year. We recently announced an agreement with Freeserve, the U.K.'s largest internet service provider, to develop and launch an internet-based credit card, which is expected to strengthen our position as the second largest U.S. credit card issuer in the U.K. and add to our growth in that market.

- Revenue from our RAL business was up substantially from the prior year. The RAL business contributed $92.9 million pretax (11 cents per share) to our first six months results, which was $50.5 million pretax (6 cents per share) better than 1998. The number of electronic filings of tax returns increased 20 percent over last year and refund processing with the Internal Revenue Service went smoothly in 1999.

- Our normalized managed basis efficiency ratio improved to 36.0 percent for the second quarter of 1999 and 35.8 percent for the first six months of 1999 compared to 39.1 percent in the second quarter of 1998 and 39.8 percent for the first six months of 1998. The efficiency ratio is the ratio of operating expenses to the sum of our managed net interest margin and other revenues less policyholders' benefits. We normalize, or adjust for, items that are not indicative of ongoing operations. The improvement in the managed ratio in the second quarter and first six months of 1999 resulted from growth in normalized managed net revenues over the prior year periods, compared to a decrease in normalized operating expenses over the comparable periods.

- On June 30, 1998, we merged with Beneficial Corporation ("Beneficial"), a consumer finance holding company headquartered in Wilmington, Delaware. In connection with the merger, we incurred pre-tax merger and integration related costs of approximately $1 billion ($751 million after-tax) in the second quarter of 1998.

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

BALANCE SHEET REVIEW
--------------------
- Receivables growth has been a key contributor to our improved results. Core products increased 4 percent from the year ago level to $64.6 billion. Core products exclude first mortgages and commercial receivables. This growth rate reflects attrition associated with the restructuring of our domestic MasterCard and Visa portfolio in 1998, which included the sale of $1.9 billion of non-core receivables and the impact of repricing initiatives which began late last year and continued late in the first quarter.

     Core products, other than MasterCard and Visa, grew about 16 percent from a year ago, with solid growth in all products. The strongest growth came in our consumer finance, which includes our home equity and unsecured products, and auto finance businesses. We are very pleased with receivable growth in our U.S. consumer finance business. Our focused sales force, and our integrated systems and loan products led to higher growth. In addition, the decline in the number of monoline lenders has also had a positive impact on pricing, originations and retention which has helped our branch growth and correspondent business. Auto finance receivables almost doubled from a year ago reflecting solid loan growth that was accomplished without dropping prices and while maintaining consistent credit quality. We have also introduced more effective risk-based pricing, to allow us to target a wide spectrum of credit quality. This business continued to benefit from less competition and an expanded sales force. Private label receivables were up 10 percent from the prior year reflecting the addition of several new merchants.

- Core products grew $1.0 billion in the second quarter, or 7 percent, annualized, again with the strongest growth in home equity, unsecured and auto finance receivables. Excluding the MasterCard and Visa portfolio, core products grew 11 percent annualized in the quarter. In our U.S. consumer finance business, receivables grew at an annualized rate of 14 percent in the quarter. Our home equity portfolio grew 9 percent, annualized, from the prior quarter due to strong branch and correspondent originations. Second quarter growth of 18 percent, annualized, in other unsecured receivables was driven by strong responses to direct mail and branch-originated programs. Auto finance receivables grew from the prior quarter due to continued weakened competition in the industry and an expanded sales force. Our domestic MasterCard and Visa portfolio declined $350 million in the quarter, including the sale of about $150 million from our Household Bank portfolio. We also experienced further attrition in the Household Bank portfolio as a result of repricing initiatives which began late last year. Our GM and UP portfolios increased slightly in the quarter both in dollars and accounts. Our private label portfolio was flat in the quarter. We expect growth in this business in the second half of the year consistent with seasonal factors.

- Consumer receivables on our balance sheet were $46.8 billion at June 30, 1999, up from $44.8 billion at March 31, 1999 and $39.9 billion at June 30, 1998. The level of our owned receivables may vary from period to period depending on the timing and size of securitization transactions.

- Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 4.96 percent, compared with 5.04 percent at March 31, 1999 and 4.89 at June 30, 1998. The annualized total consumer owned chargeoff ratio in the second quarter of 1999 was 3.54 percent, compared with 3.92 percent in the prior quarter and 3.69 percent in the year-ago quarter. Managed consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 4.72 percent, compared with 4.81 percent at March 31, 1999 and 4.65 percent at June 30, 1998. The annualized total consumer managed chargeoff ratio in the second quarter of 1999 was 4.10 percent, compared with 4.37 percent in the prior quarter and 4.26 percent in the year-ago quarter.

- The ratio of total shareholders' equity (including company obligated mandatorily redeemable preferred securities of subsidiary trusts) to total owned assets was 12.14 percent, compared with 12.78 percent at December 31, 1998. The ratio of total shareholders' equity to managed assets was 9.19 percent at June 30, 1999 and 9.31 percent at December 31, 1998.


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

On March 9, 1999, the Board of Directors authorized the repurchase of up to $2 billion of Household's outstanding common shares. Purchases will occur in the open market, from time to time over a two-year period from the date of the announcement, depending upon market conditions. In the first six months of 1999, we repurchased 10.0 million shares of our common stock, 4.3 million of which was repurchased in the second quarter. We repurchased 5.0 million shares to fund employee benefit plans and another 5.0 million shares following the March 9 announcement of our share repurchase program. Treasury stock activity during the first six months of 1999 also included approximately 1.6 million shares withheld to cover taxes associated with the exercise of stock options by former Beneficial employees.

The following describes major changes in our funding base from December 31, 1998 to June 30, 1999:

- Deposits increased 7 percent to $2.3 billion from $2.1 billion. Commercial paper, bank and other borrowings increased 2 percent to $10.1 billion from $9.9 billion. Senior and senior subordinated debt (with original maturities over one year) increased 9 percent to $33.2 billion from $30.4 billion. The increase in debt levels from year end is consistent with the increase in owned receivables. During the first six months of 1999 we issued approximately $3.1 billion of five year-and-over debt to lengthen maturities on our funding in order to reduce reliance on commercial paper and securitizations as well as to preserve liquidity.

- Our securitized portfolio of home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables totaled $17.9 billion at June 30, 1999, compared with $19.7 billion at December 31, 1998. In the second quarter of 1999, we securitized, excluding replenishments of certificateholder interests, $.7 billion of auto finance and MasterCard and Visa receivables. During the six months ended June 30, 1999, we securitized, excluding replenishments of certificateholder interests, $1.5 billion of auto finance, MasterCard and Visa and other unsecured receivables.

The composition of these securitizations by type is as follows (in billions):
------------------------------------------------------------------------------
                               Three Months Ended             Six Months Ended
                                         June 30,                     June 30,
                                             1999                         1999
------------------------------------------------------------------------------
Auto finance                                 $ .3                         $ .6
MasterCard/Visa                                .4                           .6
Other unsecured                                 -                           .3
                                             ----                         ----
Total                                        $ .7                         $1.5
                                             ====                         ====

The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. Although they currently represent a smaller portion of our total funding mix, we plan to continue utilizing securitizations as a source of funding in the future. At June 30, 1999, securitizations represented 27 percent of the funding associated with our managed portfolio compared to 36 percent a year ago.


PRO FORMA MANAGED STATEMENTS OF INCOME
---------------------------------------
Securitizations of consumer receivables have been, and will continue to be, a source of liquidity and capital management for us. We continue to service securitized receivables after they have been sold and retain a limited recourse liability for future credit losses. We include revenues and credit-related expenses related to the off-balance sheet portfolio in one line item in our owned statements of income. Specifically, we report net interest margin, fee and other income, and provision for credit losses for securitized receivables as a net amount in securitization income.

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

Pro Forma Managed Statements of Income

--------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                           Six Months Ended
All dollar amounts are                                  June 30,                                   June 30,
stated in millions.                    1999     *           1998    *             1999    *            1998    *
--------------------------------------------------------------------------------------------------------------------
Finance and other interest
   income                        $  2,273.1   13.84%  $  2,200.7  13.77%    $  4,482.4  13.71%   $  4,435.0  13.79%
Interest expense                      908.9    5.53        961.9   6.02        1,823.1   5.57       1,941.8   6.04
                                 ----------   -----   ----------  -----     ----------  -----    ----------  -----
Net interest margin                 1,364.2    8.31      1,238.8   7.75        2,659.3   8.14       2,493.2   7.75
Provision for credit losses           631.1                687.0               1,302.6              1,337.8
                                 ----------           ----------            ----------           ----------
Net interest margin after
   provision for credit losses        733.1                551.8               1,356.7              1,155.4
                                 ----------           ----------            ----------           ----------
Insurance revenues                    132.6                117.8                 274.8                237.3
Investment income                      41.8                 38.5                  83.0                 78.4
Fee income                            237.1                362.7                 509.9                653.1
Other income                           38.4                 40.1                 147.6                127.8
Gain on the sale of
   Beneficial Canada                    -                    -                     -                  189.4
                                 ----------           ----------            ----------           ----------
Total other revenues                  449.9                559.1               1,015.3              1,286.0
                                 ----------           ----------            ----------           ----------
Salaries and fringe
   benefits                           298.6                287.1                 582.7                579.4
Occupancy and equipment
   expense                             66.6                 86.1                 133.4                171.7
Other marketing expenses               84.0                 99.0                 172.5                202.0
Other servicing and
   administrative expenses            142.3                161.3                 304.9                338.6
Amortization of acquired
   intangibles and goodwill            36.0                 44.8                  72.3                 87.2
Policyholders' benefits                69.4                 55.3                 138.0                118.9
Merger and integration
   related costs                        -                1,000.0                   -                1,000.0
                                 ----------           ----------            ----------           ----------
Total costs and expenses              696.9              1,733.6               1,403.8              2,497.8
                                 ----------           ----------            ----------           ----------
Income (loss) before taxes            486.1               (622.7)                968.2                (56.4)
Income taxes (benefit)                159.2               (121.1)                320.5                 87.4
                                 ----------           ----------            ----------           ----------
Net income (loss)**              $    326.9           $   (501.6)           $    647.7           $   (143.8)
                                 ==========           ==========            ==========           ==========


Average managed receivables      $ 64,880.9           $ 63,097.1            $ 64,489.8           $ 63,375.6
Average noninsurance
   investments                        376.5                519.0                 467.0                676.3
Other interest-earning
   assets                             420.6                305.8                 413.1                293.5
                                 ----------           ----------            ----------           ----------
Average managed interest-
   earning assets                $ 65,678.0           $ 63,921.9            $ 65,369.9           $ 64,345.4
                                 ==========           ==========            ==========           ==========


*    As a percent, annualized, of appropriate earning assets.
** Operating net income, which excludes merger and integration related costs incurred in the second quarter of 1998 and the gain on the sale of Beneficial Canada recorded in the first quarter of 1998 was $249.4 million in the second quarter of 1998 and $488.7 million for the six months ended June 30, 1998.

The following discussion on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on our historical owned statements of income ("Owned Basis"), as well as on the above pro forma managed statements of income ("Managed Basis").

Net interest margin
-------------------
Net interest margin on an Owned Basis was $929.2 million for the second quarter of 1999, up from $766.9 million for the prior year quarter. Net interest margin on an Owned Basis for the first six months of 1999 was $1,788.8 million, up from $1,483.6 million in the prior year period. Owned margin improved due to receivable growth.

Net interest margin on a Managed Basis was $1,364.2 million for the second quarter of 1999, up 10 percent compared to the year-ago quarter. Managed Basis net interest margin for the first six months of 1999 was $2,659.3 million, up 7 percent compared to the year-ago period. The increases were primarily due to managed receivable growth. Net interest margin as a percent of average managed interest-earning assets, annualized, expanded to 8.31 percent, up from 7.96 percent in the previous quarter, and 7.75 percent in the year-ago quarter. The improvement reflected lower funding costs and better pricing. The most significant improvements in pricing were in our consumer finance and domestic MasterCard/Visa businesses.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an Owned Basis for the second quarter of 1999 totaled $407.3 million, compared to $391.6 million in the prior year quarter. The provision for the first six months of 1999 was $825.1 million, compared to $780.9 million in the year-ago period. The provision as a percent of average owned receivables, annualized, was 3.49 percent in the second quarter of 1999 compared to 3.80 percent in the second quarter of 1998. The provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

The provision for credit losses for receivables on a Managed Basis totaled $631.1 million in the second quarter of 1999, compared to $687.0 million in the prior year quarter. The provision for credit losses on a Managed Basis for the first six months of 1999 was $1,302.6 million, compared to $1,337.8 million in the year-ago period. As a percent of average managed receivables, annualized, the provision was 3.89 percent, compared to 4.36 percent in the second quarter of 1998. The Managed Basis provision includes the over-the-life reserve requirement on the off-balance sheet portfolio. This provision is impacted by the type and amount of receivables securitized in a given period and substantially offsets the income recorded on the securitization transactions. In the second quarter of 1999, we securitized approximately $.7 billion of auto finance and MasterCard/Visa receivables, compared to approximately $1.7 billion of auto finance and MasterCard/Visa receivables a year ago. For the first six months of 1999, we securitized approximately $1.5 billion of auto finance, MasterCard/Visa and other unsecured receivables, compared to approximately $2.0 billion of auto finance, MasterCard/Visa and other unsecured receivables in the year ago period. See the credit quality section for further discussion of factors affecting the provision for credit losses.

Other revenues
--------------
Securitization income on an Owned Basis was $312.5 and $637.4 million for the second quarter and the first six months of 1999, compared to $394.2 and $813.5 million for the same periods in 1998. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The decreases in securitization income compared to the second quarter and first six months of 1998 was primarily due to the decrease in average securitized receivables. The components of securitization income are reclassified to the appropriate caption in the statements of income on a Managed Basis.

Insurance revenues were $132.6 and $274.8 million in the second quarter and first six months of 1999 compared to $117.8 and $237.3 million in the year-ago periods. This increase is reflective of the benefits from improved loan origination and retention in our consumer finance branch system.

Fee income on an Owned Basis includes revenues from fee-based products such as credit cards. Fee income was $135.8 and $265.5 million in the second quarter and first six months of 1999, down from $145.0 and $292.3 million in the year-ago periods. The decrease in fee income reflected higher account program fees paid to our credit card affinity partners partially offset by higher credit card and interchange fees.

Fee income on a Managed Basis, which in addition to the items discussed above, includes fees and other income related to the off-balance sheet portfolio. Managed Basis fee income was $237.1 and $509.9 million in the second quarter and first six months of 1999, down from $362.7 and $653.1 million in the year-ago periods. The decreases were primarily due to lower securitization revenue. Managed interchange and credit card fee income was flat for the first six months compared to the year ago period, despite our MasterCard/Visa book being 23 percent lower than last year.

Other income was $38.4 and $147.6 million in the second quarter and first six months of 1999, compared to $40.1 and $127.8 million in the prior year periods. The increase in other income for the first six months of 1999 was primarily due to higher RAL income.

Total other revenues for the first six months of 1998 included a pretax gain of $189.4 million from the sale of Beneficial's Canadian operations, as previously discussed.

Expenses
--------
Operating expenses for the second quarter and first six months of 1999 were $627.5 and $1,265.8 million, down from $678.3 and $1,378.9 million, in the comparable prior year periods, excluding merger and integration related costs of $1.0 billion. The decreases reflect cost saves from the Beneficial integration, as well as continued cost control efforts.

Salaries and fringe benefits for the second quarter and first six months of 1999 were $298.6 and $582.7 million compared to $287.1 and $579.4 million in the second quarter and first six months of 1998. Efficiencies from the Beneficial merger were offset by higher sales-related compensation directly related to growth in the consumer finance business.

Occupancy and equipment expense for the second quarter and first six months of 1999 was $66.6 and $133.4 million, as compared to $86.1 and $171.7 million in the comparable prior year periods. The decreases were primarily due to the elimination of duplicative branch offices and operating centers as a result of the Beneficial merger and sublease of the Beneficial office complex in Peapack, New Jersey.

Other marketing expenses for the second quarter and first six months of 1999 were $84.0 and $172.5 million, as compared to $99.0 and $202.0 million in the comparable prior year periods. Other marketing expense was down from the prior year periods due to lower marketing spending on programs in our MasterCard and Visa and consumer finance businesses.

Other servicing and administrative expenses for the second quarter and first six months were $142.3 and $304.9 million down from $161.3 and $338.6 million in the comparable prior year periods. The decreases were primarily due to cost saves in systems as a result of the consolidation of Beneficial's operations, partially offset by higher real estate owned expenses.

Amortization of acquired intangibles and goodwill was $36.0 and $72.3 million compared to $44.8 and $87.2 million in the second quarter and first six months of 1998. The decreases reflect the writeoff of intangible assets in conjunction with portfolio sales in 1998 due to the repositioning of our Household Bank branded credit card portfolio.

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

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows (in millions):

--------------------------------------------------------------------------------------------------------------------
                                                     June 30,      March 31,         December 31,          June 30,
                                                         1999           1999                 1998              1998
--------------------------------------------------------------------------------------------------------------------
Owned                                                $1,737.6       $1,729.7             $1,734.2          $1,757.2
Serviced with limited recourse                          786.4          814.8                813.9             862.9
                                                     --------       --------             --------          --------
Total                                                $2,524.0       $2,544.5             $2,548.1          $2,620.1
                                                     ========       ========             ========          ========

Managed credit loss reserves as a percent of nonperforming managed receivables were 104.0 percent, compared to 104.7 percent at March 31, 1999 and 116.9 percent at June 30, 1998.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                     June 30,      March 31,         December 31,          June 30,
                                                         1999           1999                 1998              1998
--------------------------------------------------------------------------------------------------------------------
Owned                                                    3.66%          3.81%                3.92%             4.32%
Managed                                                  3.86           3.96                 3.99              4.14
                                                        -----          -----                -----             -----

The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. Reserve levels also reflect the impact of a growing percentage of secured loans. Home equity receivables represent 37 percent of our total managed receivables, as compared to 33 percent a year ago. MasterCard/Visa products were 23 percent at quarter end, down from 30 percent a year ago. This change in portfolio mix is important, as the loss severity for home equity loans is significantly less than for credit cards. See Note 4, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.


CREDIT QUALITY
--------------
Delinquency and chargeoff levels in the consumer portfolio were down compared to the prior quarter. Although delinquency levels increased from the prior year quarter, chargeoff levels were down. We track delinquency and chargeoff levels on a managed basis. We include the off-balance sheet portfolio since we apply the same credit and portfolio management procedures as on our owned portfolio. This results in a similar credit loss exposure for us.

Delinquency
-----------
Two-Months-and-Over Contractual Managed Delinquency (as a percent of managed consumer receivables):

-------------------------------------------------------------------------------------------------------------------
                                             6/30/99        3/31/99         12/31/98         9/30/98       6/30/98
-------------------------------------------------------------------------------------------------------------------
First mortgage                                 12.72%         10.91%           14.90%          11.80%        11.07%
Home equity                                     3.29           3.54             3.67            3.73          3.55
Auto finance                                    1.87           1.74             2.29            2.05          1.67
MasterCard/Visa                                 3.11           3.61             3.75            3.73          3.30
Private label                                   6.62           6.37             6.20            6.55          6.10
Other unsecured                                 8.17           7.84             7.94            8.03          7.82
                                               -----          -----            -----           -----         -----
Total                                           4.72%          4.81%            4.90%           4.96%         4.65%
                                               =====          =====            =====           =====         =====

Managed delinquency as a percent of managed consumer receivables was down from the prior quarter, our third consecutive quarter of delinquency improvement. The decline from the prior quarter was led by improvement in our domestic MasterCard/Visa business, where delinquency has dropped over $90 million since March.

Compared to the prior year quarter, managed delinquency as a percent of managed consumer receivables increased slightly. The increase was primarily due to the seasoning of our other unsecured portfolio.

The owned consumer delinquency ratio was 4.96 percent at June 30, 1999, compared to 5.04 percent at March 31, 1999 and 4.89 percent at June 30, 1998. The trends impacting these results are consistent with those described above for our managed portfolio.

Net Chargeoffs of Consumer Receivables
--------------------------------------
Managed Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

---------------------------------------------------------------------------------------------------------------------
                                                     Second         First        Fourth         Third         Second
                                                    Quarter       Quarter       Quarter       Quarter        Quarter
                                                       1999          1999          1998          1998           1998
---------------------------------------------------------------------------------------------------------------------
First mortgage                                         4.49%          .48%         1.04%         (.32)%          .21%
Home equity                                             .64           .55           .68           .72            .52
Auto finance                                           4.41          5.45          5.63          4.89           5.18
MasterCard/Visa                                        7.30          7.59          6.61          5.96           5.49
Private label                                          5.57          5.53          5.47          5.33           6.05
Other unsecured                                        5.61          6.36          6.94          7.50           7.26
                                                      -----         -----         -----         -----          -----
Total                                                  4.10%         4.37%         4.39%         4.33%          4.26%
                                                      =====         =====         =====         =====          =====

Managed net chargeoffs as a percent of average managed consumer receivables for the second quarter of 1999 decreased from both the prior quarter and the prior year quarter. Dollars of chargeoffs dropped over $30 million in the quarter, again led by improvement in our MasterCard and Visa portfolio. Bankruptcy chargeoffs in our MasterCard and Visa business were down compared to the first quarter level.

The lower managed chargeoff ratio compared to a year ago was primarily due to lower chargeoffs in our other unsecured portfolio, partially offset by a higher chargeoff contribution from our domestic MasterCard/Visa portfolio due to lower average receivables.

The owned consumer net chargeoff ratio was 3.54 percent in the second quarter of 1999, compared to 3.92 percent in the prior quarter and 3.69 in the year ago quarter. Factors influencing this decline were consistent with those described above for our managed portfolio.

Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

--------------------------------------------------------------------------------------------------------------------
In millions.                                        6/30/99       3/31/99      12/31/98        9/30/98       6/30/98
--------------------------------------------------------------------------------------------------------------------
Nonaccrual owned receivables                       $1,271.9      $1,192.2      $1,064.1       $1,080.9      $  948.5
Accruing owned consumer
     receivables 90 or more days
     delinquent                                       567.0         601.7         652.4          570.2         548.7
Renegotiated commercial loans                          12.3          12.3          12.3           12.3          12.3
                                                   --------      --------      --------       --------      --------
Total nonperforming owned
     receivables                                    1,851.2       1,806.2       1,728.8        1,663.4       1,509.5
Real estate owned                                     249.6         244.7         253.9          232.2         224.2
                                                   --------      --------      --------       --------      --------
Total nonperforming owned assets                   $2,100.8      $2,050.9      $1,982.7       $1,895.6      $1,733.7
                                                   ========      ========      ========       ========      ========
Owned credit loss reserves as
     a percent of nonperforming
     owned receivables                                 93.9%         95.8%        100.3%         107.4%        116.4%
                                                   --------      --------      --------       --------      --------

Nonaccrual managed receivables                     $1,667.4      $1,597.5      $1,439.2       $1,476.4      $1,409.6
Accruing managed consumer
     receivables 90 or more days
     delinquent                                       747.3         819.8         874.6          832.0         818.6
Renegotiated commercial
     loans                                             12.3          12.3          12.3           12.3          12.3
                                                   --------      --------      --------       --------      --------
Total nonperforming managed
     receivables                                    2,427.0       2,429.6       2,326.1        2,320.7       2,240.5
Real estate owned                                     249.6         244.7         253.9          232.2         224.2
                                                   --------      --------      --------       --------      --------
Total nonperforming assets                         $2,676.6      $2,674.3      $2,580.0       $2,552.9      $2,464.7
                                                   ========      ========      ========       ========      ========

Managed credit loss reserves as
     a percent of nonperforming
     managed receivables                              104.0%        104.7%        109.5%         114.7%        116.9%
                                                   --------      --------      --------       --------      --------


Year 2000
---------
We have substantially completed the remediation, testing and implementation of all internally developed and non-internally developed systems for Year 2000 compliance at the end of the second quarter of 1999. Consistent with previous disclosures, the costs for Year 2000 compliance have not been, and are not expected to be, material to our operations. Our current estimate of the aggregate cost of our Year 2000 effort remains at $20 million after-tax, of which approximately $18.5 million has been incurred as of June 30, 1999.

Year 2000 readiness is dependent on external entities and is not limited to operating risk. We are working extensively with external entities to ensure that their systems will be Year 2000 compliant; however, we could be adversely affected if outside parties, such as customers, vendors, utilities and government agencies, do not appropriately address Year 2000 readiness issues.

Contingency planning is an integral part of our Year 2000 readiness project. We have developed contingency plans for each of our businesses, which detail the processes necessary to maintain critical business functions should a critical system fail. These contingency plans generally include the repair of existing systems and, in some cases, the use of alternative procedures or systems which have been tested and are Year 2000 compliant. We will continue to review and validate the scope and control of our contingency plans throughout 1999.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Household International was held on Wednesday, May 12, 1999, for the purpose of (1) electing directors; and (2) ratifying the appointment of Arthur Andersen LLP as the public accountants for Household. The voting results were as follows:

Each of the following persons received the number of votes set out after his or her name and were elected directors to hold office for the ensuing year and until their successors shall be elected and shall qualify:

                                           FOR                 WITHHELD
                                      -------------         --------------
W.F. Aldinger                          432,584,519            1,346,943
R.J. Darnall                           432,652,388            1,279,074
G.G. Dillon                            432,627,314            1,304,147
J.A. Edwardson                         432,649,315            1,282,146
M.J. Evans                             432,495,570            1,435,892
D.J. Farris                            432,459,430            1,472,031
J.D. Fishburn                          432,636,388            1,295,074
C.F. Freidheim, Jr.                    432,631,253            1,300,209
J.H. Gilliam, Jr.                      429,985,098            3,946,364
L.E. Levy                              432,535,738            1,395,723
G.A. Lorch                             432,634,150            1,297,311
J.D. Nichols                           432,518,809            1,412,653
J.B. Pitblado                          432,521,499            1,409,962
S.J. Stewart                           432,653,027            1,278,435
L.W. Sullivan, M.D.                    432,346,337            1,585,125


Ratification of the appointment of Arthur Andersen LLP as Household's public accountants for the year 1999:

          FOR            AGAINST           ABSTAIN        BROKER NON-VOTE
      -----------      -----------        ---------       ---------------
      432,508,490        375,012          1,047,959              0

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

         27    Financial Data Schedule.

         99.1  Debt and Preferred Stock Securities Ratings.

   (b)   Reports on Form 8-K

         During the second quarter of 1999, the Registrant filed no Current Reports on Form 8-K.

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



Date: August 16, 1999             By: /s/ David A. Schoenholz
      ---------------             -----------------------------
                                  David A. Schoenholz
                                  Executive Vice President
                                  Chief Financial Officer
                                  and on behalf of
                                  Household International, Inc.

                                  Exhibit Index
                                 --------------

         12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

         27       Financial Data Schedule.

         99.1     Debt and Preferred Stock Securities Ratings.