Form 10-Q/A
period 1999-06-30
HOUSEHOLD INTERNATIONAL INC
filed 1999-08-17
CIK 354964

                             FORM 10-Q/A

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 1999, there were 477,873,323 shares of registrant's common stock outstanding.

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



Date:  August 17, 1999        By: /s/ David A.Schoenholz
       ---------------        -----------------------------
                              David A. Schoenholz
                              Executive Vice President -
                              Chief Financial Officer
                              and on behalf of
                              Household International, Inc.