Form 10-Q
period 1999-09-30
HOUSEHOLD INTERNATIONAL INC
filed 1999-11-12
CIK 354964

                         FORM 10-Q

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

At October 29, 1999, there were 470,140,020 shares of registrant's common stock outstanding.

      HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES



                     Table of Contents


PART I.   Financial Information                               Page
                                                              ----
  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited) - Three Months and Nine Months
          Ended September 30, 1999 and 1998                      2

          Condensed Consolidated Balance Sheets -
          September 30, 1999 (Unaudited) and December 31, 1998   3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended
          September 30, 1999 and 1998                            4

          Financial Highlights                                   5

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)                                 6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations         13



PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                      26

  Signature                                                     27

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

(In millions, except per share data)

---------------------------------------------------------------------------------------
                                           Three months ended         Nine months ended
                                                September 30,             September 30,
                                            1999         1998         1999         1998
---------------------------------------------------------------------------------------
Finance income                          $1,694.7     $1,425.8     $4,776.3     $4,112.0
Other interest income                        8.0         15.2         25.3         41.6
Interest expense                           703.7        628.1      2,013.8      1,857.1
                                        --------     --------     --------     --------
Net interest margin                        999.0        812.9      2,787.8      2,296.5
Provision for credit losses on owned
 receivables                               438.1        358.4      1,263.2      1,139.3
                                        --------     --------     --------     --------
Net interest margin after provision for
 credit losses                             560.9        454.5      1,524.6      1,157.2
                                         --------     --------     --------     --------
Securitization income                      357.9        370.1        995.3      1,183.6
Insurance revenues                         130.6        129.2        405.4        366.5
Investment income                           45.0         42.5        128.0        120.9
Fee income                                 155.7        151.8        421.2        444.1
Other income                                32.4         55.8        180.0        183.6
Gain on the sale of Beneficial Canada        -            -            -          189.4
                                        --------     --------     --------     --------
Total other revenues                       721.6        749.4      2,129.9      2,488.1
                                        --------     --------     --------     --------
Salaries and fringe benefits               304.7        280.1        887.4        859.5
Occupancy and equipment expense             66.6         74.5        200.0        246.2
Other marketing expenses                    91.5        101.7        264.0        303.7
Other servicing and administrative
 expenses                                  128.5        160.8        433.4        499.4
Amortization of acquired intangibles
 and goodwill                               35.5         45.1        107.8        132.3
Policyholders' benefits                     61.0         57.1        199.0        176.0
Merger and integration related costs         -            -            -        1,000.0
                                        --------     --------     --------     --------
Total costs and expenses                   687.8        719.3      2,091.6      3,217.1
                                        --------     --------     --------     --------
Income before income taxes                 594.7        484.6      1,562.9        428.2
Income taxes                               194.8        166.6        515.3        254.0
                                        --------     --------     --------     --------
Net income                              $  399.9     $  318.0     $1,047.6     $  174.2*
                                        ========     ========     ========     ========
Earnings per common share:
 Net income                             $  399.9     $  318.0     $1,047.6     $  174.2
 Preferred dividends                        (2.3)        (4.1)        (6.9)       (12.4)
                                        --------     --------     --------     --------
 Earnings available to common
  shareholders                          $  397.6     $  313.9     $1,040.7     $  161.8
                                        ========     ========     ========     ========
 Average common shares                     475.6        490.3        479.7        488.6
 Average common and common equivalent
  shares                                   480.2        498.3        484.8        498.9
                                        --------     --------     --------     --------
 Basic earnings per common share        $    .84     $    .64     $   2.17     $    .33
 Diluted earnings per common share           .83          .63         2.15          .32*
                                        --------     --------     --------     --------
Dividends declared per common share          .17          .15          .51          .45
                                        --------     --------     --------     --------

* For the nine months ended September 30, 1998, operating net income and diluted operating earnings per common share, which exclude merger and integration related costs and the gain on the sale of Beneficial Canada were $806.7 million and $1.59, respectively.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

(In millions, except share data)

----------------------------------------------------------------------------
                                                September 30,   December 31,
                                                         1999           1998
----------------------------------------------------------------------------
ASSETS                                             (UNAUDITED)
-------
Cash                                                $   252.0      $   457.4
Investment securities                                 3,076.3        3,202.1
Receivables, net                                     49,085.6       43,948.1
Acquired intangibles and goodwill, net                1,627.3        1,700.8
Properties and equipment, net                           493.0          472.1
Real estate owned                                       234.4          253.9
Other assets                                          2,816.9        2,858.3
                                                    ---------      ---------
Total assets                                        $57,585.5      $52,892.7
                                                    =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Debt:
  Deposits                                          $ 3,656.7      $ 2,105.0
  Commercial paper, bank and other borrowings         8,583.5        9,917.9
  Senior and senior subordinated debt (with
     original maturities over one year)              34,994.5       30,438.6
                                                    ---------      ---------
Total debt                                           47,234.7       42,461.5
Insurance policy and claim reserves                   1,346.6        1,371.7
Other liabilities                                     2,224.8        2,298.7
                                                    ---------      ---------
Total liabilities                                    50,806.1       46,131.9
                                                    ---------      ---------
Company obligated mandatorily redeemable
  preferred securities of subsidiary trusts*            375.0          375.0
                                                    ---------      ---------
Preferred stock                                         164.4          164.4
                                                    ---------      ---------
Common shareholders' equity:
  Common stock, $1.00 par value, 750,000,000
     shares authorized, 550,356,068 and
     544,124,170 shares issued at September 30,
     1999 and December 31, 1998, respectively           550.3          544.1
  Additional paid-in capital                          1,778.4        1,652.5
  Retained earnings                                   5,978.4        5,184.4
  Accumulated other comprehensive income,
     net of tax                                        (227.0)        (145.1)
  Less common stock in treasury, 79,654,916 and
     60,986,431 shares at September 30, 1999 and
     December 31, 1998, respectively, at cost        (1,840.1)      (1,014.5)
                                                    ---------      ---------
Total common shareholders' equity                     6,240.0        6,221.4
                                                    ---------      ---------
Total liabilities and shareholders' equity          $57,585.5      $52,892.7
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

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

(In millions)

----------------------------------------------------------------------------------
Nine months ended September 30                                   1999         1998
----------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                                 $  1,047.6    $   174.2
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned receivables            1,263.2      1,139.3
  Non-cash merger and integration related costs                   -          291.0
  Insurance policy and claim reserves                            60.7        (64.3)
  Depreciation and amortization                                 222.3        242.8
  Net realized gains from sales of assets                         -         (182.4)
  Other, net                                                    258.6        669.4
                                                           ----------    ----------
Cash provided by operations                                   2,852.4      2,270.0
                                                           ----------   ----------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                                    (979.2)    (1,209.1)
  Matured                                                       412.4        390.5
  Sold                                                          536.5        725.0
Short-term investment securities, net change                     96.1       (758.6)
Receivables:
  Originations, net                                         (22,918.4)   (21,226.8)
  Purchases and related premiums                             (1,505.0)    (2,849.0)
  Sold                                                       17,768.4     19,486.8
Acquisition of business operations                              (43.4)         -
Properties and equipment purchased                             (106.2)       (72.4)
Properties and equipment sold                                    17.7         36.6
                                                           ----------   ----------
Cash decrease from investments in operations                 (6,721.1)    (5,477.0)
                                                           ----------   ----------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change              (1,360.7)      (315.0)
Time certificates, net change                                 1,602.2        (80.7)
Senior and senior subordinated debt issued                    9,950.5      8,568.5
Senior and senior subordinated debt retired                  (5,472.8)    (3,392.5)
Prepayment of debt                                                -       (1,140.8)
Policyholders' benefits paid                                    (97.6)       (84.9)
Cash received from policyholders                                 51.7         94.8
Shareholders' dividends                                        (250.3)      (182.8)
Shareholders' dividends - pooled affiliate                        -          (61.8)
Purchase of treasury stock                                     (790.4)      (403.0)
Treasury stock activity - pooled affiliate                        -          (11.0)
Issuance of common stock                                         36.7         15.3
Issuance of company obligated mandatorily redeemable
  preferred securities of subsidiary trusts                       -          200.0
                                                           ----------   ----------
Cash increase from financing and
  capital transactions                                        3,669.3      3,206.1
                                                           ----------   ----------
Effect of exchange rate changes on cash                          (6.0)         (.6)
                                                           ----------   ----------
Decrease in cash                                               (205.4)        (1.5)
Cash at January 1                                               457.4        534.3
                                                           ----------   ----------
Cash at September 30                                       $    252.0   $    532.8
                                                           ==========   ==========
Supplemental cash flow information:
Interest paid                                              $  1,971.9   $  1,736.1
                                                           ----------   ----------
Income taxes paid                                               199.1        284.1
                                                           ----------   ----------
Supplemental non-cash investing and financing activities:
Common stock issued for acquisition                        $     15.0          -
                                                           ----------   ----------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

---------------------------------------------------------------------------------------------
                                                 Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
(Dollar amounts are in millions)                    1999       1998         1999         1998
---------------------------------------------------------------------------------------------
Operating net income <F1>                         $399.9     $318.0     $1,047.6     $  806.7
Merger and integration related costs, net
 of taxes                                            -          -            -         (751.0)
Beneficial Canada gain, net of taxes                 -          -            -          118.5
                                                  ------     ------     --------     --------
Net income                                        $399.9     $318.0     $1,047.6     $  174.2
                                                  ======     ======     ========     ========

Diluted earnings per common share                 $  .83     $  .63     $   2.15     $    .32
                                                  ======     ======     ========     ========
Diluted operating earnings per common share <F1>  $  .83     $  .63         2.15     $   1.59
                                                  ======     ======     ========     ========
Net interest margin                               $999.0     $812.9     $2,787.8     $2,296.5
                                                  ------     ------     --------     --------
Other revenues <F2>                                660.6      692.3      1,930.9      2,312.1
                                                  ------     ------     --------     --------
Return on average common shareholders' equity,
 annualized <F1>                                    25.3%      20.5%        22.2%        16.7%
                                                  ------     ------     --------     --------
Return on average common shareholders' equity,
 annualized                                         25.3       20.5         22.2          3.4
                                                  ------     ------     --------     --------
Return on average owned assets, annualized <F1>     2.80       2.53         2.52         2.17
                                                  ------     ------     --------     --------
Return on average owned assets, annualized          2.80       2.53         2.52          .47
                                                  ------     ------     --------     --------
Return on average managed assets,
 annualized <F1>                                    2.14       1.76         1.89         1.49
                                                  ------     ------     --------     --------
Return on average managed assets, annualized        2.14       1.76         1.89          .32
                                                  ------     ------     --------     --------
Managed basis efficiency ratio, normalized <F3>     31.9       36.9         34.4         38.8
                                                  ------     ------     --------     --------

---------------------------------------------------------------------------------------------
                                                                   September 30, December 31,
(Dollar amounts are in millions)                                            1999         1998
---------------------------------------------------------------------------------------------
Total assets:
 Owned                                                                 $57,585.5    $52,892.7
 Managed                                                                76,050.1     72,594.5
                                                                       ---------    ---------
Receivables:
 Owned                                                                 $49,342.5    $44,205.9
 Serviced with limited recourse                                         18,464.6     19,701.8
                                                                       ---------    ---------
 Managed                                                               $67,807.1    $63,907.7
                                                                       =========    =========
Total shareholders' equity as a percent of owned assets <F4>               11.77%       12.78%
                                                                       ---------    ---------
Total shareholders' equity as a percent of managed assets <F4>              8.91         9.31
                                                                       ---------    ---------

<F1> Excludes merger and integration related costs and the gain on the sale of Beneficial Canada.
<F2> Policyholders' benefits have been netted against other revenues.
<F3> Ratio of operating expenses to managed net interest margin and other revenues less policyholders' benefits, normalized.
<F4> Total shareholders' equity at September 30, 1999 and December 31, 1998 includes common shareholders' equity, preferred stock and company obligated mandatorily redeemable preferred securities of subsidiary trusts.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
--------------------------
The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. Additionally, these financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 should not be considered indicative of the results for any future quarters or the year ending December 31, 1999. Household and its subsidiaries may also be referred to in this Form
10-Q as "we," "us" or "our." These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual
Report on Form 10-K for the year ended December 31, 1998.


2.   INVESTMENT SECURITIES
--------------------------
Investment securities consisted of the following available-for-sale investments:

--------------------------------------------------------------------------------
(In millions)                       September 30, 1999         December 31, 1998
--------------------------------------------------------------------------------
                                Amortized         Fair    Amortized         Fair
                                     Cost        Value         Cost        Value
                                 --------     --------     --------     --------
Marketable equity securities     $   26.3     $   27.1     $   68.2     $   70.8
Corporate debt securities         1,857.7      1,777.4      1,705.1      1,731.3
U.S. government and federal
  agency debt securities            349.0        341.6        368.4        373.6
Other                               889.5        889.5        990.1        990.1
                                 --------     --------     --------     --------
Subtotal                          3,122.5      3,035.6      3,131.8      3,165.8
Accrued investment income            40.7         40.7         36.3         36.3
                                 --------     --------     --------     --------
Total investment securities      $3,163.2     $3,076.3     $3,168.1     $3,202.1
                                 ========     ========     ========     ========

3.   RECEIVABLES
----------------
Receivables consisted of the following:

------------------------------------------------------------------------------
                                                 September 30,    December 31,
(In millions)                                             1999            1998
------------------------------------------------------------------------------
First mortgage                                       $   138.3       $   156.3
Home equity                                           22,766.2        18,692.7
Auto finance                                           1,065.3           805.0
MasterCard/Visa                                        5,996.3         7,180.2
Private label                                          9,806.2         9,566.0
Other unsecured                                        8,882.1         7,108.6
Commercial                                               688.1           697.1
                                                     ---------       ---------
Total owned receivables                               49,342.5        44,205.9

Accrued finance charges                                  786.5           642.5
Credit loss reserve for owned receivables             (1,750.3)       (1,734.2)
Unearned credit insurance premiums and
  claims reserves                                       (541.2)         (505.1)
Amounts due and deferred from
  receivables sales                                    2,103.6         2,152.9
Reserve for receivables serviced with
  limited recourse                                      (855.5)         (813.9)
                                                     ---------       ---------
Total owned receivables, net                          49,085.6        43,948.1
Receivables serviced with limited recourse            18,464.6        19,701.8
                                                     ---------       ---------
Total managed receivables, net                       $67,550.2       $63,649.9
                                                     =========       =========

Receivables serviced with limited recourse consisted of the following:
------------------------------------------------------------------------------
                                                 September 30,    December 31,
(In millions)                                             1999            1998
------------------------------------------------------------------------------
Home equity                                          $ 2,495.2       $ 3,637.4
Auto finance                                           1,635.5           960.3
MasterCard/Visa                                        8,965.2         9,430.6
Private label                                            650.0           811.5
Other unsecured                                        4,718.7         4,862.0
                                                     ---------       ---------
Total receivables serviced with limited recourse     $18,464.6       $19,701.8
                                                     =========       =========

The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:
------------------------------------------------------------------------------
                                                 September 30,    December 31,
(In millions)                                             1999            1998
------------------------------------------------------------------------------
First mortgage                                       $   138.3       $   156.3
Home equity                                           25,261.4        22,330.1
Auto finance                                           2,700.8         1,765.3
MasterCard/Visa                                       14,961.5        16,610.8
Private label                                         10,456.2        10,377.5
Other unsecured                                       13,600.8        11,970.6
Commercial                                               688.1           697.1
                                                     ---------       ---------
Total managed receivables                            $67,807.1       $63,907.7
                                                     =========       =========

The amounts due and deferred from receivables included unamortized securitization assets and funds set up under the recourse requirements for certain sales totaling
$2,097.3 million at September 30, 1999 and $2,031.3 million at December 31, 1998. It also included net customer payments (owed by us) not received from the securitization trustee of $(63.4) million at September 30, 1999 and $79.6 million at December 31, 1998. The reserve for receivables serviced with limited recourse represents our best estimate of probable losses on these receivables.


4.   CREDIT LOSS RESERVES
-------------------------
Changes to credit loss reserves during the three and nine months ended September 30 were as follows:

-------------------------------------------------------------------------------------------
                                             Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
(In millions)                                1999          1998          1999          1998
-------------------------------------------------------------------------------------------
Owned receivables:
 Credit loss reserves
   at beginning of period               $ 1,737.6     $ 1,757.2     $ 1,734.2     $ 1,642.1
 Provision for credit losses                438.1         358.4       1,263.2       1,139.3
 Chargeoffs                                (491.8)       (432.7)     (1,434.3)     (1,252.9)
 Recoveries                                  50.5          44.3         152.9         127.6
 Portfolio acquisitions, net                 15.9          59.0          34.3         130.1
                                        ---------     ---------     ---------     ---------
 Credit loss reserves for owned
   receivables at September 30            1,750.3       1,786.2       1,750.3       1,786.2
                                        ---------     ---------     ---------     ---------

Receivables serviced with limited
 recourse:
 Credit loss reserves
   at beginning of period                   786.4         862.9         813.9         880.9
 Provision for credit losses                302.9         303.1         780.5         860.0
 Chargeoffs                                (252.3)       (311.9)       (793.6)       (938.4)
 Recoveries                                  16.0          19.6          44.8          61.6
 Other, net                                   2.5           3.0           9.9          12.6
                                        ---------     ---------     ---------     ---------
 Credit loss reserves for
 receivables serviced with limited
   recourse at September 30                 855.5         876.7         855.5         876.7
                                        ---------     ---------     ---------     ---------
Total credit loss reserves for
 managed receivables at September 30    $ 2,605.8     $ 2,662.9     $ 2,605.8     $ 2,662.9
                                        =========     =========     =========     =========

The level of reserves for consumer credit losses are based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. Reserve levels also reflect the impact of a growing percentage of secured loans.


5.   MERGER AND INTEGRATION RESERVE
-----------------------------------
We have completed the execution of our merger and integration plan relating to the Beneficial acquisition.
The costs incurred to execute the plan were consistent with our original estimate of $1.0 billion recorded in the second quarter of 1998.

6.   INCOME TAXES
-----------------
Our effective tax rate was 33.0 percent for the nine months ended September 30, 1999 and 35.2 percent for the first nine months of 1998 excluding merger and integration related costs. The inclusion of this item resulted in a $249 million net tax benefit for the first nine months of 1998. The effective tax rate differs from the statutory federal income tax rate in these years primarily because of the effects of (a) state and local income taxes and (b) leveraged lease tax benefits.


7.   EARNINGS PER COMMON SHARE
------------------------------
Earnings per common share for the three and nine months ended September 30 were calculated as follows:

------------------------------------------------------------------------------------------
                                                          Three Months Ended September 30,
(In millions, except per share data)                          1999                    1998
------------------------------------------------------------------------------------------
                                              Diluted        Basic     Diluted       Basic
                                              -------        -----     -------       -----
Earnings:
  Net income                                 $  399.9     $  399.9     $ 318.0     $ 318.0
  Preferred dividends                            (2.3)        (2.3)       (4.1)       (4.1)
                                             --------     --------     -------     -------
Earnings available to common shareholders    $  397.6     $  397.6     $ 313.9     $ 313.9
                                             ========     ========     =======     =======
Average shares outstanding:
  Common                                        475.6        475.6       490.3       490.3
  Common equivalents                              4.6          -           8.0         -
                                             --------     --------     -------     -------
Average shares outstanding
 assuming dilution                              480.2        475.6       498.3       490.3
                                             ========     ========     =======     =======
Earnings per common share                    $    .83     $    .84     $   .63     $   .64
                                             ========     ========     =======     =======

------------------------------------------------------------------------------------------
                                                           Nine Months Ended September 30,
(In millions, except per share data)                          1999                    1998
------------------------------------------------------------------------------------------
                                              Diluted        Basic     Diluted       Basic
                                              -------        -----     -------       -----
Earnings:
  Net income                                 $1,047.6     $1,047.6     $ 174.2     $ 174.2
  Preferred dividends                            (6.9)        (6.9)      (12.4)      (12.4)
                                             --------     --------     -------     -------
Earnings available to common shareholders    $1,040.7     $1,040.7     $ 161.8     $ 161.8
                                             ========     ========     =======     =======
Average shares outstanding:
  Common                                        479.7        479.7       488.6       488.6
  Common equivalents                              5.1          -          10.3         -
                                             --------     --------     -------     -------
Average shares outstanding
 assuming dilution                              484.8        479.7       498.9       488.6
                                             ========     ========     =======     =======
Earnings per common share                    $   2.15     $   2.17     $   .32     $   .33
                                             ========     ========     =======     =======

8.COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF SUBSIDIARY TRUSTS
----------------------------------------------------
In March 1998 Household Capital Trust IV ("HCT IV"), a wholly-owned subsidiary of Household, issued 8 million 7.25 percent Trust Preferred Securities ("preferred securities") at $25 per preferred security. The sole asset of HCT IV is $206.2 million of 7.25 percent Junior Subordinated
Deferrable Interest Notes issued by Household. The junior subordinated notes held by HCT IV mature on December 31, 2037 and are redeemable by Household in whole or in part beginning on March 19, 2003, at which time the HCT IV preferred securities are callable at par ($25 per preferred security) plus accrued and unpaid dividends. Net proceeds from the issuance of preferred securities were used for general corporate purposes.

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

The obligations of Household with respect to the junior subordinated notes, when considered together with certain undertakings of Household with respect to HCT I, HCT II and HCT IV, constitute full and unconditional guarantees by Household of HCT I's, HCT II's and HCT IV's obligations under the respective preferred securities. The preferred securities are classified in our balance sheets as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interest in the trusts) at their face and redemption amount of $375 million at September 30, 1999 and December 31, 1998. The preferred securities have a liquidation value of $25 per preferred security. Dividends on the preferred securities are cumulative, payable quarterly in arrears, and are deferrable at Household's option for up to five years from date of issuance. Household cannot pay dividends on its preferred and common stocks during such deferments.


9.   COMPREHENSIVE INCOME
-------------------------
Comprehensive income was $418.7 million for the quarter ended September 30, 1999, $317.7 million for the quarter ended September 30, 1998, $965.7 million for the nine months ended September 30, 1999 and $208.9 million for the nine months ended September 30, 1998. Excluding the impact of the merger and integration related costs as well as the gain on the sale of Beneficial Canada, comprehensive income was $841.4 million for the nine months ended September 30, 1998.

The components of accumulated other comprehensive income, net of tax, are as follows:

------------------------------------------------------------------------------
                                                  September 30,   December 31,
(In millions)                                              1999           1998
------------------------------------------------------------------------------
Foreign currency translation adjustments                $(170.6)       $(167.5)
Unrealized gain (loss) on investment, net                 (56.4)          22.4
                                                        -------        -------
 Accumulated other comprehensive income, net of tax     $(227.0)       $(145.1)
                                                        =======        =======

10.  SEGMENT REPORTING
----------------------
We have three reportable segments: Consumer, which includes our domestic branch-based consumer finance, private label credit card and auto finance businesses;
Credit Card, which includes our domestic MasterCard and Visa business; and International, which includes our United
Kingdom and Canadian operations. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with our Annual Report on Form
10-K for the year ended December 31, 1998.

Information about our reportable segments for the three and nine months ended September 30, 1999 and 1998 were as follows:

---------------------------------------------------------------------------------------------------------
                                              Three Months Ended                       Three Months Ended
Owned Basis                                        September 30,                            September 30,
(In millions)                                               1999                                     1998
---------------------------------------------------------------------------------------------------------
                                             Credit       Inter-                      Credit       Inter-
                             Consumer          Card     national      Consumer          Card     national
                            ---------     ---------     --------     ---------     ---------     --------
Net interest margin and
 other revenues <F1>        $ 1,075.2     $   374.8     $  197.5     $   898.8     $   368.7     $  162.1
Intersegment revenues            31.8           7.6          1.0          26.4           2.5          1.0
Net income                      268.4          48.2         66.7         225.4          32.7         44.7
Total assets                 40,009.7       5,982.2      7,475.1      31,898.1       6,966.1      7,199.1
Total assets - managed       48,633.4      14,706.9      8,620.0      41,481.9      18,176.7      8,257.2
                            ---------     ---------     --------     ---------      --------     --------

---------------------------------------------------------------------------------------------------------
                                               Nine Months Ended                        Nine Months Ended
Owned Basis                                        September 30,                            September 30,
(In millions)                                               1999                                     1998
---------------------------------------------------------------------------------------------------------
                                             Credit       Inter-                      Credit       Inter-
                             Consumer          Card     national      Consumer          Card     national
                            ---------     ---------     --------     ---------     ---------     --------
Net interest margin and
 other revenues <F1>        $ 2,988.6     $   982.8     $  589.5     $ 2,551.5     $ 1,068.7     $  559.9
Intersegment revenues            91.8          12.7          2.6          71.1           7.8          3.0
Net income                      704.4          89.3        164.8         573.8         112.0        109.1
Total assets                 40,009.7       5,982.2      7,475.1      31,898.1       6,966.1      7,199.1
Total assets - managed       48,633.4      14,706.9      8,620.0      41,481.9      18,176.7      8,257.2
                            ---------     ---------     --------     ---------     ---------     --------

<F1> Net interest margin and other revenues, including
     intersegment revenues, net of policyholders' benefits.

A reconciliation of the total reportable segments' net income to consolidated net income for the three and nine months ended September 30, 1999 and 1998 are as follows:

-------------------------------------------------------------------------------------------
                                                Three Months Ended        Nine Months Ended
                                                     September 30,            September 30,
(In millions)                                      1999       1998         1999        1998
-------------------------------------------------------------------------------------------
Reportable segment net income                    $383.3     $302.8     $  958.5     $ 794.9
Other operations not individually reportable       43.4       44.8        171.7      (535.8)*
Adjustments/eliminations                          (26.8)     (29.6)       (82.6)      (84.9)
                                                 ------     ------     --------     -------
Total consolidated net income                    $399.9     $318.0     $1,047.6     $ 174.2
                                                 ======     ======     ========     =======

* Includes merger and integration related costs of $751.0 million after-tax and the gain on the sale of Beneficial
  Canada of $118.5 million after-tax.

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

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

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


OPERATIONS SUMMARY
------------------
Our net income for the third quarter of 1999 increased 25.8 percent to $399.9 million, compared to $318.0 million a year ago. Net income for the first nine months of 1999 was $1,047.6 million, compared to operating net income of $806.7 million in the year ago period. Diluted earnings per share increased 31.7 percent to $.83 in the third quarter and 35.2 percent to $2.15 per diluted share year-to-date, compared to diluted operating earnings per share of $.63 and $1.59 in the same periods in 1998. These improved results were due to strong growth in our consumer finance business and significant declines in operating expenses.
The year-to-date results were also positively affected by higher income from our tax refund anticipation loan ("RAL") business. Including merger and integration related costs and the gain on the sale of Beneficial Canada, our net income for the first nine months of 1998 was $174.2 million and our diluted earnings per share was $.32.

Our annualized return on average common shareholders' equity was 25.3 percent for the third quarter of 1999 and
22.2 percent year-to-date compared to 20.5 percent for the third quarter of 1998 and 16.7 percent for the first nine months of 1998. Our annualized return on average owned assets was 2.80 percent in the third quarter of 1999 and
2.52 percent year-to-date compared to 2.53 percent in the third quarter of 1998 and 2.17 percent for the first nine months of 1998. Our annualized return on average managed assets was 2.14 percent in the third quarter of 1999 and
1.89 percent year-to-date compared to 1.76 percent in the third quarter of 1998 and 1.49 percent for the first nine months of 1998. (Ratios for the nine months ended September
30, 1998 exclude merger and integration related costs and the gain on the sale of Beneficial Canada.)

- The following summarizes our operating results for our reportable operating segments for the third quarter and first nine months of 1999 compared to the corresponding prior year periods:

  Our Consumer segment reported higher net income both in the quarter and year-to-date. Return on average owned assets was 2.74 percent in the quarter and 2.52 percent year-to-date compared to prior year returns of 2.93 percent for the quarter and 2.63 percent year-to-date.
  The decreases in this ratio are due to a higher proportion of on-balance sheet assets as compared to the same period in 1998. Return on average managed assets was
  2.27 percent in the quarter and 2.05 percent year-to-date compared to prior year returns of 2.25 percent for the quarter and 1.95 percent year-to-date. The improvement in operating results reflects higher net interest margin partially offset by higher sales incentive compensation and higher credit loss provision reflecting the increased levels of managed receivables. Managed receivables grew to $46.9 billion at September 30, 1999, from $44.8 billion at June 30, 1999 and $39.7 billion at September
  30, 1998. The increase was driven by excellent home equity and other unsecured loan growth in our consumer finance branches, as well as some increase in our correspondent home equity network.

  Our domestic credit card segment includes our co-branding and affinity relationships. Our most significant co-branded credit card is the GM Card, which is issued through our alliance with General Motors Corporation
  ("GM"). Our most significant affinity relationship is the AFL-CIO's Union Privilege ("UP"). The restructuring of our Household Bank branded portfolio, which we initiated in late 1998, is beginning to show positive results in this segment. This segment reported lower earnings year-to-date compared with the prior year period, but higher earnings in the third quarter compared with the prior year quarter. Return on average owned assets was 3.09 percent for the quarter and 1.86 percent year-to-date compared to prior year returns of 1.74 percent for the quarter and 1.91 percent year-to-date. Return on average managed assets was 1.31 percent for the quarter and .79 percent year-to-date compared to prior year returns of .69 percent for the quarter and .78 percent year-to-date.
  The improvement in operating results for the quarter was primarily due to lower operating expenses and, although average receivables were much lower, net interest margin was higher as a result of better pricing. The interest margin improvement was driven by a full quarter's benefit of the repricing of the UP portfolio which occurred in May and June. The decrease in operating results year-to-date was primarily due to lower receivables, increased loss provision and lower securitization and fee income, partially offset by lower operating expenses. Managed receivables were $13.1 billion at both September 30 and June 30, 1999 and $16.4 billion at September 30, 1998.
  Strong growth in the UP portfolio for the quarter (11.7 percent annualized) was offset by continued attrition in the Household Bank branded portfolio. GM receivables were flat in the quarter. The decline from the prior year quarter reflects attrition associated with the restructuring of our domestic MasterCard* and Visa* portfolio in the second half of 1998, which included the sale of $1.9 billion of non-core receivables and the impact of repricing initiatives which began late last year.



* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

  Our International segment reported improved results from the prior year periods. Return on average owned assets was 3.53 percent for the quarter and 3.05 percent year-to-date compared to prior year returns of 2.61 percent for the quarter and 2.07 percent year-to-date. Return on average managed assets increased to 3.06 percent for the quarter and 2.62 percent year-to-date compared to prior year returns of 2.26 percent for the quarter and 1.80 percent year-to-date. The improvement in operating results was primarily the result of higher revenues and, on a year-to-date basis, improved efficiency. Managed
  U.K. receivables, which account for the substantial majority of the International segment's receivables, were $6.3 billion at both
  September 30, 1999 and 1998 and $6.1 billion at June 30, 1999.
  Growth in MasterCard and Visa receivables in the quarter, which was led by the strong performance of the Goldfish Card, was partially offset by run-off in home equity loans. In October, we launched marblesTM, our internet-based credit card which was developed through our alliance with Freeserve, the U.K.'s largest internet service provider.

- Year-to-date revenue from our RAL business was up substantially from the prior year. The RAL business contributed $96.6 million pretax to our year-to-date results. The number of electronic filings of tax returns increased 20 percent over last year and refund processing with the Internal Revenue Service went smoothly in 1999.

- Our normalized managed basis efficiency ratio improved to
  31.9 percent for the current quarter and 34.4 percent year-to-date compared to 36.9 percent for the prior year quarter and 38.8 percent year-to-date. The efficiency ratio is the ratio of operating expenses to the sum of our managed net interest margin and other revenues less policyholders' benefits. We normalize, or adjust for, items that are not indicative of ongoing operations. The improvements in the managed ratios resulted from the cost savings and operating efficiencies achieved from the consolidation of Beneficial's operations and continued cost control in our businesses.

- In August 1999, we purchased all of the outstanding capital stock of Decision One Mortgage Company LLC
  ("Decision One") for about .4 million shares of our common stock and cash. Decision One originates loans through a 30 state broker network and packages them for sale to a number of investors. As of the acquisition date, Decision One had approximately $58 million in assets. The acquisition of Decision One was accounted for as a purchase and therefore we have included the results of operations of Decision One in our statement of income from the closing date of the transaction.

- On June 30, 1998, we merged with Beneficial Corporation
  ("Beneficial"), a consumer finance holding company headquartered in Wilmington, Delaware. In connection with the merger, we incurred pre-tax merger and integration related costs of approximately $1 billion ($751 million after-tax) in the second quarter of 1998.

- During the first quarter of 1998, we completed the sale of Beneficial's Canadian operations and recorded a gain of $189.4 million ($118.5 million after-tax). In April
  1998, the sale of Beneficial's German operations was also completed. In 1997, Beneficial announced its intent to sell the German operations and recorded a loss of $58.8 million ($27.8 million after-tax).


BALANCE SHEET REVIEW
--------------------
- Receivables growth has been a key contributor to our improved results. Managed core products, which exclude first mortgages and commercial receivables, increased 6.1 percent from the year ago level to $67.0 billion. This growth rate was slowed by attrition associated with the restructuring of our domestic MasterCard and Visa portfolio in late 1998, which included the sale of $1.9 billion of non-core receivables and the impact of repricing initiatives.

  Excluding MasterCard and Visa, core products grew $7.0 billion, or 15.5 percent, from a year ago, with solid growth in all product lines. The strongest growth came in our consumer finance, which includes our home equity and unsecured products, and auto finance businesses. The combination of our focused sales force, integrated systems and loan products drove this growth. In addition, the decline in the number of monoline lenders has also had a positive impact on pricing, originations and retention which has helped our consumer finance business.
  Auto finance receivables increased from the prior year quarter as this business continued to benefit from less competition and an expanded sales force. Private label receivables were up 6 percent from a year ago reflecting the addition of several new merchants and growth in existing merchant relationships.

- Compared to the second quarter of 1999, core products grew $2.4 billion, or 14.9 percent annualized, in the third quarter, again with the strongest growth in home equity, unsecured and auto finance receivables. Strong momentum in our branches resulted in record branch receivable growth in the third quarter. Our HFC/Beneficial consumer finance business grew 17.2 percent, annualized, in the third quarter, with over 70 percent of that growth in real estate secured loan products. Auto finance receivables grew from the prior quarter due to continued weakened competition in the industry and an expanded sales force. Approximately 40 percent of auto finance originations in the quarter were attributable to our new Millennium product. We believe this product enables us to target higher quality customers at competitive rates and to balance our non-prime and subprime segments which should have a positive impact on our loss characteristics over time. Our MasterCard/Visa portfolio was up slightly in the quarter due to growth in the UP and United Kingdom product lines. Private label receivables increased almost $400 million in the quarter, reflecting growth in new and existing merchant relationships.

- Owned consumer receivables were $48.7 billion at September 30, 1999, up from $46.8 billion at June 30,
  1999 and $41.5 billion at September 30, 1998. Owned receivables may vary from period to period depending on the timing and size of securitization transactions.

- Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 5.24 percent at September 30, 1999, compared with
  4.96 percent at June 30, 1999 and 5.23 percent at September 30, 1998. The annualized total consumer owned chargeoff ratio was 3.63 percent in the third quarter of 1999, compared with 3.54 percent in the prior quarter and
  3.79 percent in the year-ago quarter.

- Managed consumer two-months-and-over contractual delinquency as a percent of managed consumer receivables was 4.89 percent at September 30, 1999, compared with
  4.72 percent at June 30, 1999 and 4.96 percent at September 30, 1998. The annualized total consumer managed chargeoff ratio was 4.09 percent in the third quarter of 1999, compared with 4.10 percent in the prior quarter and
  4.33 percent in the year-ago quarter.

- The ratio of total shareholders' equity (including company obligated mandatorily redeemable preferred securities of subsidiary trusts) to total owned assets was 11.77 percent, compared with 12.78 percent at December 31, 1998. The ratio of total shareholders' equity to managed assets was 8.91 percent at September
  30, 1999 and 9.31 percent at December 31, 1998.

- The ratio of tangible equity to tangible managed assets was
  7.00 percent, compared with 7.11 percent at December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our subsidiaries use cash to originate loans, purchase loans or investment securities and acquire businesses.
Their main sources of cash are the collection of receivable balances; maturities or sales of investment securities;
proceeds from the issuance of debt, deposits and securitization of consumer receivables; and cash provided by operations. Our funding strategy continues to be very conservative and we are largely unaffected by changes in rates. Looking specifically at the third quarter, interest rate increases by the Fed had only a 4 basis point negative impact on our consolidated portfolio net interest margin.

On March 9, 1999, the Board of Directors authorized the repurchase of up to $2 billion of Household's outstanding common shares. Purchases will occur in the open market, from time to time over a two-year period from the date of the announcement, depending upon market conditions. During the third quarter, 8.8 million shares were repurchased at an average share price of $40.55. Since inception of the program, we have repurchased 13.8 million shares for a total of $587 million. Coupled with the repurchases of an additional 5 million shares to fund employee benefit plans prior to March 9, 1999, we have repurchased 18.8 million shares year-to-date. Treasury stock activity during the first nine months of 1999 also included approximately 1.6 million shares withheld to cover taxes associated with the exercise of stock options by former Beneficial employees.

The following describes major changes in our funding base from December 31, 1998 to September 30, 1999:

- Deposits increased 76.2 percent to $3.7 billion from $2.1 billion as this source of funding was more cost effective than other funding sources at this time. Commercial paper, bank and other borrowings decreased 13.1 percent to $8.6 billion from $9.9 billion. Senior and senior subordinated debt (with original maturities over one year) increased 15.1 percent to $35.0 billion from $30.4 billion. The increase in debt levels from year end is consistent with the increase in owned receivables. During the first nine months of 1999 we issued approximately
  $5.5 billion of five year-and-over debt which lengthened maturities on our funding, reduced our reliance on commercial paper and securitizations, and preserved our liquidity.

- Our securitized portfolio of home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables totaled $18.5 billion at September 30, 1999, compared with $19.7 billion at December 31, 1998.

The composition of receivables securitized (excluding replenishments of certificate holder interests) during the quarter and year-to-date is as follows:

----------------------------------------------------------
                   Three Months Ended    Nine Months Ended
                        September 30,        September 30,
(In billions)           1999     1998        1999     1998
----------------------------------------------------------
Auto finance            $ .5      $ .3       $1.1     $ .7
MasterCard/Visa           .5         -        1.1      1.3
Other unsecured           .7        .4        1.0       .7
                        ----      ----       ----     ----
Total                   $1.7      $ .7       $3.2     $2.7
                        ====      ====       ====     ====

We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds.
Although our securitized portfolio currently represents a smaller portion of our total funding mix, we plan to continue utilizing securitizations as a source of funding in the future. At September 30, 1999, securitizations represented 27 percent of the funding associated with our managed portfolio compared to 34 percent a year ago.

PRO FORMA MANAGED STATEMENTS OF INCOME
--------------------------------------
Securitizations of consumer receivables have been, and will continue to be, a source of liquidity for us. We continue to service securitized receivables after they have been sold and retain a limited recourse liability for future credit losses. We include revenues and credit-related expenses related to the off-balance sheet portfolio in one line item in our owned statements of income. Specifically, we report net interest margin, provision for credit losses, fee income and securitization related income as a net amount in securitization income.

We monitor our operations on a managed basis as well as on the owned basis shown in our statements of income. The managed basis assumes that the securitized receivables have not been sold and are still on our balance sheet. The income and expense items discussed above are reclassified from securitization income into the appropriate caption.
Pro forma managed statements of income, which reflect these reclassifications, are presented below. The pro forma managed basis statement of income is not intended to reflect the differences between accounting policies for owned receivables and the off-balance sheet portfolio, but merely to report net interest margin, fees and provision for losses as if the securitized loans were held in portfolio. Therefore, net income on a pro forma managed basis equals net income on an owned basis.

Pro Forma Managed Statements of Income
----------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended                             Nine Months Ended
(Dollar amounts are in                            September 30,                                 September 30,
  millions)                          1999        *         1998        *          1999        *          1998        *
----------------------------------------------------------------------------------------------------------------------
Finance and other interest
 income                         $ 2,368.2    14.04%   $ 2,254.9    13.91%    $ 6,850.6    13.82%    $ 6,689.9    13.83%
Interest expense                    958.3     5.68        971.4     5.99       2,781.4     5.61       2,913.2     6.02
                                ---------    -----    ---------   ------     ---------    -----     ---------    -----
Net interest margin               1,409.9     8.36      1,283.5     7.92       4,069.2     8.21       3,776.7     7.81
Provision for credit losses         741.1                 661.5                2,043.7                1,999.3
                                ---------             ---------              ---------              ---------
Net interest margin after
 provision for credit losses        668.8                 622.0                2,025.5                1,777.4
                                ---------             ---------              ---------              ---------
Insurance revenues                  130.6                 129.2                  405.4                  366.5
Investment income                    45.0                  42.5                  128.0                  120.9
Fee income                          309.8                 297.1                  861.1                  875.9
Securitization related
 income                              95.9                  57.3                   54.5                  131.6
Other income                         32.4                  55.8                  180.0                  183.6
Gain on the sale of
 Beneficial Canada                    -                     -                      -                    189.4
                                ---------             ---------              ---------              ---------
Total other revenues                613.7                 581.9                1,629.0                1,867.9
                                ---------             ---------              ---------              ---------
Salaries and fringe
 benefits                           304.7                 280.1                  887.4                  859.5
Occupancy and equipment
 expense                             66.6                  74.5                  200.0                  246.2
Other marketing expenses             91.5                 101.7                  264.0                  303.7
Other servicing and
 administrative expenses            128.5                 160.8                  433.4                  499.4
Amortization of acquired
 intangibles and goodwill            35.5                  45.1                  107.8                  132.3
Policyholders' benefits              61.0                  57.1                  199.0                  176.0
Merger and integration
 related costs                        -                     -                      -                  1,000.0
                                ---------             ---------              ---------              ---------
Total costs and expenses            687.8                 719.3                2,091.6                3,217.1
                                ---------             ---------              ---------              ---------
Income before taxes                 594.7                 484.6                1,562.9                  428.2
Income taxes                        194.8                 166.6                  515.3                  254.0
                                ---------             ---------              ---------              ---------
Net income                      $   399.9             $   318.0              $ 1,047.6              $   174.2 **
                                =========             =========              =========              =========

Average managed receivables     $66,423.6             $63,653.4              $65,134.4              $63,471.1
Average noninsurance
 investments                        607.6                 867.5                  513.9                  739.7
Other interest-earning
 assets                             418.0                 309.7                  414.7                  298.9
                                ---------             ---------              ---------              ---------
Average managed interest-
 earning assets                 $67,449.2             $64,830.6              $66,063.0              $64,509.7
                                =========             =========              =========              =========

* As a percent, annualized, of appropriate earning assets.
**For the nine months ended September 30, 1998, operating net income, which excludes merger and integration related costs and the gain on the sale of Beneficial Canada was $806.7 million.

Reconciliation of Securitization Related Income
--------------------------------------------------------------------------------------
                                             Three Months Ended      Nine Months Ended
                                                  September 30,          September 30,
(In millions)                                   1999       1998       1999        1998
--------------------------------------------------------------------------------------
Gross gains                                   $172.0     $106.8    $ 310.7     $ 332.9
Amortization                                   (76.1)     (49.5)    (256.2)     (201.3)
                                              ------     ------    -------     -------
Securitization related income                   95.9       57.3       54.5       131.6
Over the life provision on new transactions    135.7       90.0      239.7       251.0
                                              ------     ------    -------     -------
Net effect of securitization activity         $(39.8)    $(32.7)   $(185.2)    $(119.4)
                                              ======     ======    =======     =======

The following discussion on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on our historical owned statements of income
("Owned Basis"), as well as on the above pro forma managed statements of income ("Managed Basis").

Net interest margin
--------------------
Net interest margin on an Owned Basis was $999.0 million for the third quarter of 1999, up 22.9 percent compared to the prior year quarter. Net interest margin on an Owned
Basis for the first nine months of 1999 was $2,787.8 million, up 21.4 percent compared to the prior year. Owned margin improved due to better pricing and receivable growth.

Net interest margin on a Managed Basis was $1,409.9 million for the third quarter of 1999, up 9.8 percent compared to the year-ago quarter. Managed Basis net interest margin for the first nine months of 1999 was $4,069.2 million, up 7.7 percent compared to the prior year. The increases were primarily due to receivable growth.

Net interest margin as a percent of average managed interest-earning assets, annualized, expanded to 8.36 percent, up from 8.31 percent in the previous quarter, and
7.92 percent in the year-ago quarter. The sequential quarterly expansion reflected stronger pricing in our MasterCard/Visa and other unsecured product lines, partially offset by higher funding costs. During the quarter, our margin benefited from a 39 basis point expansion in our bankcard business. There, we enjoyed a full quarter's benefit of the repricing of the UP portfolio, which occurred in May and June. The year-over-year improvement resulted from lower funding costs and better pricing.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an Owned
Basis for the third quarter of 1999 totaled $438.1 million, compared to $358.4 million in the prior year quarter. The provision for the first nine months of 1999 was $1,263.2 million, compared to $1,139.3 million in the year-ago period. The provision as a percent of average owned receivables, annualized, was 3.59 percent in the third quarter of 1999 compared to 3.43 percent in the third quarter of 1998. The provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

The provision for credit losses for receivables on a Managed Basis totaled $741.1 million in the third quarter of 1999, compared to $661.5 million in the prior year quarter. The provision for credit losses on a Managed Basis for the first nine months of 1999 was $2,043.7 million, compared to $1,999.3 million in the year-ago period. As a percent of average managed receivables, annualized, the provision was 4.46 percent, compared to 4.16 percent in the third quarter of 1998. The Managed Basis provision includes the over-the-life reserve requirement on the off-balance sheet portfolio. This provision is impacted by the type and amount of receivables securitized in a given period and substantially offsets the income recorded on the securitization transactions. See the liquidity and capital resources section for the type and amount of receivables securitized and the credit quality section for further discussion of factors affecting the provision for credit losses.

Other revenues
--------------
Total other revenues on an Owned Basis decreased 3.7 percent over the third quarter of 1998 to $721.6 million.
Excluding the pretax gain of $189.4 million from the sale of Beneficial's Canadian operations during 1998, year-to-date other revenues decreased 7.3 percent to $2,129.9 million. On a Managed Basis, total other revenues
(excluding the 1998 Beneficial gain) increased 5.5 percent to $613.7 million for the quarter but decreased 2.9 percent to $1,629.0 million year-to-date. Significant fluctuations were as follows:

- Securitization income on an Owned Basis, which consists of income associated with the securitization and sale of receivables with limited recourse, decreased 3.3 percent to $357.9 million for the quarter and 15.9 percent to $995.3 million year-to-date. The decreases were primarily due to the decrease in average securitized receivables. When reporting on a Managed basis, the components of securitization income (net interest income, provision for credit losses, fee income, and securitization related income related to those receivables) are reclassified to the appropriate caption in the statements of income.

- Insurance revenues increased $1.4 million for the quarter and $38.9 million, or 10.6 percent, year-to-date. These increases are reflective of the benefits from improved loan origination and retention in our consumer finance branch system.

- Fee income on an Owned Basis, which includes revenues from fee-based products such as credit cards, increased
  2.6 percent to $155.7 million for the quarter, but decreased 5.2 percent to $421.2 million year-to-date. The increase for the quarter is primarily due to credit card fees which were substantially offset by higher account program fees paid to our credit card affinity partners.
  The decrease for the first nine months reflected higher account program fees partially offset by higher credit card and interchange fees.

- Fee income on a Managed Basis increased 4.3 percent to $309.8 million for the quarter, but decreased 1.7 percent to $861.1 million year-to-date. The increase for the quarter was primarily due to higher late and interchange fees. The year-to-date decrease reflected higher account program fees which more than offset increases in late and interchange fees. The increase in managed interchange and credit card fee income is noteworthy as our MasterCard/Visa book at September 30, 1999 was 17 percent lower than last year.

- Securitization related income on a Managed Basis, which includes the gross gains and amortization on our securitized portfolio, increased 67.4 percent to $95.9 million for the quarter, but decreased 58.6 percent to $54.5 million year-to-date. Securitization related income will vary from quarter to quarter depending upon the amount and mix of securitizations in a particular period.

Expenses
--------
Total costs and expenses (excluding merger and integration related costs of $1.0 billion during 1998) decreased 4.4 percent to $687.8 million over the third quarter of 1998 and 5.7 percent to $2,091.6 million year-to-date. The decreases reflect salaries and fringe benefit, occupancy and equipment, and other cost savings from the Beneficial integration, as well as continued cost control efforts. We have fully achieved our previously stated cost savings target from the integration with Beneficial Corporation.
Significant fluctuations were as follows:

- Salaries and fringe benefits increased 8.8 percent to $304.7 million for the quarter and 3.2 percent to $887.4 million year-to-date.
  Efficiencies from the Beneficial merger were more than offset by higher sales and non-sales related compensation directly related to growth in the consumer finance business.

- Occupancy and equipment expense decreased 10.6 percent to $66.6 million for the quarter and 18.8 percent to $200.0 million year-to-date. The decreases were primarily due to the elimination of duplicate branch offices and operating centers as a result of the Beneficial merger.
  The decrease in the year-to-date period also reflects cost reductions associated with the sublease of the Beneficial office complex in Peapack, New Jersey.

- Other marketing expenses decreased 10.0 percent to $91.5
  million for the quarter and 13.1 percent to $264.0 million year-to-date due to lower spending on marketing programs on our Household Bank branded MasterCard and Visa portfolio and our consumer finance business.

- Other servicing and administrative expenses decreased
  20.1 percent to $128.5 million for the quarter and 13.2 percent to $433.4 million year-to-date. The decreases were primarily due to the consolidation of Beneficial's operations which provided cost savings in systems. These savings were partially offset during the first nine months by increases in real estate owned expenses.

- Amortization of acquired intangibles and goodwill decreased 21.2 percent to $35.5 million for the quarter and 18.5 percent to $107.8 million year-to-date. The decreases reflect the write-off of intangible assets in conjunction with portfolio sales in 1998. These sales were a part of the repositioning of our Household Bank branded credit card portfolio.

CREDIT LOSS RESERVES
--------------------
Our consumer credit management policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. See Note 3, "Receivables" in the accompanying financial statements for receivables by product type and
Note 4, "Credit Loss Reserves," for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the quarter and year-to-date.

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows:

-------------------------------------------------------------------------------------------------------
                            September 30,     June 30,     March 31,     December 31,     September 30,
(In millions)                        1999         1999          1999             1998              1998
-------------------------------------------------------------------------------------------------------
Owned                            $1,750.3     $1,737.6      $1,729.7         $1,734.2          $1,786.2
Serviced with limited recourse      855.5        786.4         814.8            813.9             876.7
                                 --------     --------      --------         --------          --------
Total managed credit loss
  reserves                       $2,605.8     $2,524.0      $2,544.5         $2,548.1          $2,662.9
                                 ========     ========      ========         ========          ========

Managed credit loss reserves as a percent of nonperforming managed receivables were 101.5 percent, compared to 104.0 percent at June 30, 1999 and 114.7 percent at September 30,
1998.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

-------------------------------------------------------------------------------------
          September 30,     June 30,     March 31,     December 31,     September 30,
                   1999        1999           1999             1998              1998
-------------------------------------------------------------------------------------
Owned              3.55%       3.66%          3.81%            3.92%             4.22%
Managed            3.84        3.86           3.96             3.99              4.16
                   ----        ----           ----             ----              ----

The decreases in the ratios reflect the impact of a growing percentage of secured loans. Home equity receivables, which have a significantly lower charge-off rate than unsecured receivables, represent 37 percent of our total managed receivables at September 30, 1999, compared to 34 percent a year ago. Mastercard/Visa products were 22 percent at quarter end, down from 28 percent a year ago. This change in portfolio mix is important as the loss severity for home equity loans is significantly less than for unsecured products, such as credit cards.


CREDIT QUALITY
--------------
We track delinquency and chargeoff levels on a managed basis and we apply the same credit and portfolio management procedures as on our owned portfolio.

Delinquency
-----------
Two-Months-and-Over Contractual Managed Delinquency (as a percent of managed consumer receivables):

----------------------------------------------------------------------------
                     9/30/99     6/30/99     3/31/99    12/31/98     9/30/98
----------------------------------------------------------------------------
First mortgage         12.56%      12.72%      10.91%      14.90%      11.80%
Home equity             3.46        3.29        3.54        3.67        3.73
Auto finance            2.26        1.87        1.74        2.29        2.05
MasterCard/Visa         3.10        3.11        3.61        3.75        3.73
Private label           6.66        6.62        6.37        6.20        6.55
Other unsecured         8.57        8.17        7.84        7.94        8.03
                       -----       -----       -----       -----       -----
Total                   4.89%       4.72%       4.81%       4.90%       4.96%
                       =====       =====       =====       =====       =====

Credit quality remained relatively stable in the quarter and improved from a year ago. The modest increase in managed delinquency as a percent of managed consumer receivables from the prior quarter was due to the seasoning of our Beneficial home equity and other unsecured products.

The decrease in managed delinquency from the prior year quarter was primarily due to the improvement in our domestic MasterCard/Visa business, where delinquency has dropped over $200 million from the prior year quarter.

Owned consumer delinquency as a percent of owned receivables was 5.24 percent at September 30, 1999; 4.96 percent at June 30, 1999; 5.04 percent at March 31, 1999;
5.12 percent at December 31, 1998; and 5.23 percent at September 30, 1998. The trends impacting these results are consistent with those described above for our managed portfolio. Owned delinquency by product is comparable to managed, except for MasterCard/Visa and other unsecured, whose owned delinquency is greater due to the retention of receivables on balance sheet that do not meet the eligibility criteria for securitization.

Net Chargeoffs of Consumer Receivables
--------------------------------------
Managed Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

-----------------------------------------------------------------
                    Third    Second     First    Fourth     Third
                  Quarter   Quarter   Quarter   Quarter   Quarter
                     1999      1999      1999      1998      1998
-----------------------------------------------------------------
First mortgage       4.29%     4.49%      .48%     1.04%     (.32)%
Home equity           .58       .64       .55       .68       .72
Auto finance         4.55      4.41      5.45      5.63      4.89
MasterCard/Visa      6.15      7.30      7.59      6.61      5.96
Private label        5.60      5.57      5.53      5.47      5.33
Other unsecured      7.06      5.61      6.36      6.94      7.50
                     ----      ----      ----      ----      ----
Total                4.09%     4.10%     4.37%     4.39%     4.33%
                     ====      ====      ====      ====      ====

Managed net chargeoffs as a percent of average managed consumer receivables for the third quarter of 1999 was flat compared to the prior quarter. In the quarter, we continued to see improvement in our MasterCard and Visa portfolio. This improvement was partially offset by seasoning in the other unsecured portfolio, mostly related to Beneficial receivables that were underwritten prior to the merger.

The improved managed chargeoff ratio compared with the prior year quarter was primarily due to lower chargeoffs in our home equity and other unsecured portfolio.

Owned net chargeoffs as a percent of owned receivables was 3.63 percent at September 30, 1999; 3.54 percent at June 30, 1999;
3.92 percent at March 31, 1999; 3.85 percent at December 31, 1998; and 3.79 percent at September 30, 1998. The trends impacting these receivables are generally consistent with those described above for our managed portfolio. Owned chargeoff by product is comparable to managed except for MasterCard/Visa, other unsecured and auto finance. Chargeoffs for MasterCard/Visa and other unsecured on an overall basis are higher due to the difference in credit quality and seasoning of the receivables which remain on our balance sheet. Chargeoffs on owned auto finance receivables are lower due to the predominantly unseasoned nature of the receivables which remain on balance sheet.

Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

-----------------------------------------------------------------------------------------------
(In millions)                       9/30/99      6/30/99      3/31/99     12/31/98      9/30/98
-----------------------------------------------------------------------------------------------
Owned assets:
 Nonaccrual receivables            $1,421.8     $1,271.9     $1,192.2     $1,064.1     $1,080.9
 Accruing consumer receivables
   90 or more days delinquent         573.7        567.0        601.7        652.4        570.2
 Renegotiated commercial loans         12.3         12.3         12.3         12.3         12.3
                                   --------     --------     --------     --------     --------
 Total nonperforming receivables    2,007.8      1,851.2      1,806.2      1,728.8      1,663.4
 Real estate owned                    234.4        249.6        244.7        253.9        232.2
                                   --------     --------     --------     --------     --------
 Total nonperforming assets        $2,242.2     $2,100.8     $2,050.9     $1,982.7     $1,895.6
                                   ========     ========     ========     ========     ========
 Credit loss reserves as a
   percent of nonperforming
   receivables                         87.2%        93.9%        95.8%       100.3%       107.4%
                                   --------     --------     --------     --------     --------
Managed assets:
 Nonaccrual receivables            $1,803.5     $1,667.4     $1,597.5     $1,439.2     $1,476.4
 Accruing consumer receivables
   90 or more days delinquent         751.5        747.3        819.8        874.6        832.0
 Renegotiated commercial loans         12.3         12.3         12.3         12.3         12.3
                                   --------     --------     --------     --------     --------
 Total nonperforming
   receivables                      2,567.3      2,427.0      2,429.6      2,326.1      2,320.7
 Real estate owned                    234.4        249.6        244.7        253.9        232.2
                                   --------     --------     --------     --------     --------
 Total nonperforming assets        $2,801.7     $2,676.6     $2,674.3     $2,580.0     $2,552.9
                                   ========     ========     ========     ========     ========
 Credit loss reserves as
   a percent of nonperforming
   receivables                        101.5%       104.0%       104.7%       109.5%       114.7%
                                   --------     --------     --------     --------     --------

Year 2000
---------
Household is Year 2000 compliant. We have completed the conversion, testing and implementation of all internally developed and non-internally developed systems. We are completing retirements of no longer used systems and ensuring that systems remain Year 2000 compliant through subsequent modifications. Consistent with previous disclosures, the costs for Year 2000 compliance have not been, and are not expected to be, material to our operations. Our current estimate of the aggregate cost of our Year 2000 effort remains at $20 million after-tax, of which approximately $19 million has been incurred as of September 30, 1999.

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

  (a)  Exhibits

       12     Statement of Computation of Ratio of
              Earnings to Fixed Charges and to Combined
              Fixed Charges and Preferred Stock Dividends.

       27     Financial Data Schedule.

       99.1   Debt and Preferred Stock Securities Ratings.

  (b)  Reports on Form 8-K

       We filed no Current Reports on Form 8-K during the third quarter of 1999.

                         SIGNATURE
                         ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOUSEHOLD INTERNATIONAL, INC.
                              -----------------------------
                              (Registrant)



Date: November 12, 1999       By: /s/  David A. Schoenholz
     ------------------       -----------------------------
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