Form 10-K
period 1999-12-31
HOUSEHOLD INTERNATIONAL INC
filed 2000-03-28
CIK 354964

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

                  For the fiscal year ended December 31, 1999

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

                                                  36-3121988
               Delaware                 (I.R.S. Employer Identification
       (State of incorporation)                      No.)


 2700 Sanders Road Prospect Heights,                60070
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

                                     None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting common stock held by nonaffiliates of the registrant at March 16, 2000 was approximately $17.4 billion. The number of shares of the registrant's common stock outstanding at March 16, 2000 was 472,704,921.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the registrant's 1999 Annual Report to Shareholders for the fiscal year ended December 31, 1999: Parts I, II and IV.

   Certain portions of the registrant's definitive Proxy Statement for its
2000 Annual Meeting scheduled to be held May 9, 2000: Part III.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART/Item No.                                                                                     Page
-------------                                                                                     ----
PART I.
 Item 1.   Business..............................................................................   3
           General...............................................................................   3
           Operations............................................................................   4
           Funding...............................................................................   5
           Regulation and Competition............................................................   6
           Cautionary Statement on Forward-Looking Statements....................................   7
 Item 2.   Properties............................................................................   8
 Item 3.   Legal Proceedings.....................................................................   8
 Item 4.   Submission of Matters to a Vote of Security Holders...................................   8

PART II.
 Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.................   8
 Item 6.   Selected Financial Data...............................................................   9
 Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.   9
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................   9
 Item 8.   Financial Statements and Supplementary Data...........................................   9
 Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..   9

PART III.
 Item 10.  Directors and Executive Officers of the Registrant....................................   9
           Executive Officers of the Registrant..................................................   9
 Item 11.  Executive Compensation................................................................  11
 Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  11
 Item 13.  Certain Relationships and Related Transactions........................................  11

PART IV.
 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  11
           Financial Statements..................................................................  11
           Reports on Form 8-K...................................................................  12
           Exhibits..............................................................................  12
           Schedules.............................................................................  13

Signatures......................................................................................   14

Report of Independent Public Accountants........................................................  F-1

Schedule I......................................................................................  F-2

                                    PART I.

Item 1. Business.

General

   Household International, Inc. ("Household"), through its subsidiaries primarily provides middle-market consumers with several types of loan products in the United States, the United Kingdom and Canada. Household and its subsidiaries (including the operations of Beneficial Corporation ("Beneficial") which we acquired in 1998) may also be referred to in this Form 10-K as "we," "us" or "our." We offer home equity loans, auto finance loans, MasterCard* and Visa* credit cards, private label credit cards, tax refund anticipation loans and other types of unsecured loans. We also offer credit and specialty insurance in the United States, the United Kingdom and Canada. At December 31, 1999, we had approximately 23,600 employees and served over 45 million customers with $71.7 billion in managed receivables and $52.3 billion in owned receivables. Information that is reported on a managed basis relates to receivables that have been sold and which we service with limited recourse ("securitize"), together with receivables that appear on our balance sheet. Information that is reported on an owned basis relates to the assets and liabilities we have on our balance sheet. Owned assets may vary from period to period depending on the timing and size of securitizations.

   Household was created as a holding company in 1981 as a result of a shareholder approved restructuring of Household Finance Corporation ("HFC"), which was established in 1878. In the last five years, we have been restructuring our operations to focus on the financial services business, specifically on those areas of the consumer finance business that we believe offer us the best opportunity to achieve the highest returns on our capital. From late 1994 through 1996 we exited from several businesses that were providing insufficient returns on our investment, such as our first mortgage origination and servicing business in the United States and Canada, our individual life and annuity business and our consumer branch banking business, including the sale of our consumer deposits. In June 1997 we purchased Transamerica Financial Services Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation for $1.1 billion and repaid $2.8 billion of TFS debt. In connection with this acquisition, we completed a $1.0 billion public offering of Household common stock. In October 1997, we purchased all of the outstanding capital stock of ACC Consumer Finance Corporation ("ACC"), an automobile finance company for 4.2 million shares of Household common stock and cash. In December 1997, we decided to exit from the business of originating and acquiring student loans. In 1998, we merged with Beneficial, a consumer finance holding company, and took steps to reposition our United States MasterCard and Visa business to de-emphasize undifferentiated credit card programs.

   1999 Developments and Results. The following results and developments occurred during 1999:
  . In August 1999 we purchased for approximately $60 million all of the outstanding capital stock of Decision One Holding Company LLC, a privately-held originator of non-prime first and second mortgage loans that packages such loans for sale to investors.
  . In November 1999 we entered into an Agreement and Plan of Merger with
    Renaissance Holdings, Inc., a privately-held issuer of secured and unsecured credit cards to non-prime customers, to acquire all of their outstanding capital stock for approximately 5 million shares of Household common stock and cash. This transaction closed in February 2000.
  . Our managed assets increased to $80.2 billion at year-end 1999 from $72.6 billion at year-end 1998 and $71.3 billion at year-end 1997. Our owned assets increased to $60.7 billion at year-end 1999 from $52.9 billion at year-end 1998 and $46.8 billion at year-end 1997.
  . Since adopting our $2 billion share repurchase program in March, we repurchased 16.8 million shares of Household common stock for $712.9 million. We also repurchased 5.0 million shares of such stock prior to the initiation of our share repurchase program to fund various employee benefit programs.
--------

* MasterCard is a registered trademark of MasterCard International, Incorporated and VISA is a registered trademark of VISA USA, Inc.

  . Our net income was $1,486.4 million in 1999, compared to $524.1 million in 1998 and $940.3 million in 1997. Excluding merger and integration related costs of $751.0 million after-tax and the $118.5 million after-tax gain on sale of Beneficial's Canadian operations, operating net income in 1998 was $1,156.6 million.
  . Diluted earnings per share was $3.07 in 1999, compared to $1.03 in 1998 and $1.93 in 1997. Excluding merger and integration related costs of $751.0 million after-tax and the $118.5 million after-tax gain on sale of Beneficial's Canadian operations, diluted operating earnings per share was $2.30 in 1998.

   The state of California accounts for 17 percent of our managed consumer portfolio in the United States. California is the only state with more than ten percent of this portfolio.

   Our summary financial information is set forth in our Annual Report to Shareholders (the "1999 Annual Report"), portions of which are incorporated herein by reference. See pages 26 through 85 of our 1999 Annual Report. Our products, operating markets and marketing methods are described under OPERATIONS in this Form 10-K.

Operations

   Our operations are divided into three reportable segments: Consumer, which includes our branch-based and correspondent consumer finance, private label credit card and auto finance businesses in the United States; Credit Card, which includes our MasterCard and Visa business in the United States; and International, which comprises our foreign operations which include the United Kingdom and Canada. Information about operating segments that are not individually reportable includes our insurance, tax refund anticipation loans and commercial operations, as well as our corporate and treasury activities which are included in the "All Other" caption within our segment disclosure.

 Consumer

   Our consumer finance business has been ranked by Inside B & C Lending as the second largest subprime home equity lender in the United States based upon their estimates and 1999 receivables volume as reported to them by such lenders. Collectively, this business has 1,378 branches located in 46 states and 3 million open customer accounts. It is marketed under both the HFC and Beneficial brand names, each of which caters to a slightly different type of customer in the middle-market population. Both brands offer secured and unsecured products. These products are marketed through our retail branch network, correspondents, direct mail, telemarketing and Internet applications.

   According to The Nilson Report, we are the second largest provider of third party private label credit cards in the United States at December 31, 1999 based upon managed receivables outstanding. The private label business of our consumer segment has over 100 merchant relationships with approximately $9.2 billion in managed receivables and 8 million active customer accounts. Approximately 31 percent of our private label receivables are in the electronics industry while approximately 33 percent are in the furniture industry. Approximately 13 percent of our private label receivables are in the home products industry and approximately 11 percent are in the recreational vehicle industry. These products are generated through merchant promotions, application displays, direct mail, telemarketing and Internet applications.

   Based on volume, we are one of the largest non-captive non-prime automobile lenders in the United States. Our managed auto finance receivables increased $1.3 billion to $3 billion during 1999. This business benefited from continued industry consolidation and an expanded sales force which increased our dealer relationships by over 50 percent to over 8,400 dealer relationships nationwide. Over one-third of the growth in this segment in 1999 came from our new Millennium product which targets slightly higher credit quality customers at competitive rates. Our auto finance business generates loan volume primarily through dealer relationships from which installment contracts are purchased. Loans are also generated from alliance partner referrals, direct mail and Internet applications.

 Credit Cards

   Our Mastercard and Visa operations in the United States reported higher earnings in 1999 primarily due to the repositioning of this segment which began in 1998. As part of such repositioning, we actively repriced portions of our Mastercard and Visa portfolios, expanded certain marketing programs, and reduced credit lines. We also repositioned the undifferentiated Mastercard and Visa portfolios in the United States to target customers and prospects of our other businesses. Managed receivables declined in 1999 reflecting attrition resulting from such repositioning. This attrition was partially offset by growth in the second half of 1999 in both the number of accounts and receivables associated with our affinity and co-branding relationships, including our alliance with General Motors Corporation ("GM") to issue the GM Card, a co-branded credit card, and our alliance with Union Privilege to issue the Union Privilege affinity card ("Union Privilege"). Our MasterCard and Visa business is generated primarily through direct mail, telemarketing, Internet applications, application displays and promotional activity associated with our affinity and co-branding relationships. Our largest account base for MasterCard and VISA credit cards is in California. Approximately 52 percent of managed receivables for this segment were originated under the GM Card program while approximately 29 percent were originated under the Union Privilege program. We also cross sell our credit cards to our existing home equity, private label and tax refund anticipation loan customers.

 International

   Our United Kingdom operations offer secured and unsecured lines of credit, secured and unsecured closed-end loans, insurance products and credit cards (including the GM Card from Vauxhall, the Goldfish Card issued under an alliance with the Centrica Group--the United Kingdom's major natural gas supplier and marbles(TM), an Internet enabled credit card developed in connection with Freeserve, the United Kingdom's largest Internet service provider). Such operations are conducted in England, Scotland, Wales, Ireland and Northern Ireland. Loans are marketed through a branch network consisting of 176 branches, merchants and direct mail. Our Canadian consumer finance business offers consumer loans, mortgages, revolving credit and retail finance and accepts deposits. Their products include home equity and unsecured lines of credit, secured and unsecured closed-end loans and private label credit cards. These products are marketed through 85 branch offices in 10 provinces, direct mail and telemarketing. Information concerning foreign owned receivables, revenues, income before income taxes, identifiable assets and long-lived assets as of or for the years ended December 31, 1999, 1998 and 1997 are incorporated by reference to pages 64 and 82 of our 1999 Annual Report.

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

Funding

   As a financial services organization, we must have access to funds at competitive rates, terms and conditions to be successful. We fund our operations in the global capital markets, primarily through the use of securitizations, commercial paper, Federal funds borrowing, certificates of deposit, bank lines, thrift notes, medium-term notes and long-term debt. We also use derivative financial instruments to hedge our currency and interest rate exposure. A description of our use of derivative financial instruments, including interest rate swaps, foreign exchange contracts, and other quantitative and qualitative information about our market risk is set forth on pages 39-41, 43 and 68 through 72 of our 1999 Annual Report. We also maintain an investment portfolio which at year-end 1999 was approximately $3.1 billion. Approximately $2.5 billion of such investment securities were held by our insurance subsidiaries. At year-end 1999, Household's long-term debt, together with that of

HFC, Beneficial and Household Bank, f.s.b. (the "Bank") and the preferred stock of Household, have been assigned investment grade ratings by four nationally recognized statistical rating organizations. These organizations have also rated the commercial paper of HFC in their highest rating category. Three of these organizations have rated Household's commercial paper in their highest rating category. For a detailed listing of the ratings that have been assigned to Household and our significant subsidiaries, see Exhibit 99(b) to this Form 10-K.

   Securitizations of consumer receivables are an important source of our liquidity. During 1999 we securitized approximately $5.2 billion of receivables compared to $3.6 billion in 1998 and $8.3 billion in 1997. Additional information on our sources and availability of funding are incorporated by reference to pages 39 through 42 of our 1999 Annual Report.

Regulation and Competition

   Regulation. Our consumer finance businesses operate in a highly regulated environment. Those businesses are subject to laws relating to discrimination in extending credit, use of credit reports, privacy matters, disclosure of credit terms and correction of billing errors. Our consumer branch lending offices are also subject to certain regulations and legislation that limit their operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that a loan may bear, the amount that may be borrowed, the types of actions that may be taken to collect or foreclose upon delinquent loans or the information about a customer that may be shared. Our consumer branch lending offices are generally licensed in those jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Our private label operations are conducted through state-licensed companies and our credit card banks.

   The Bank is chartered by the Office of Thrift Supervision ("OTS") and is a member of the Federal Home Loan Bank System. It is subject to examination and supervision by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). It is also subject to federal regulations concerning its general investment authority as well as its ability to acquire financial institutions, enter into transactions with affiliates and pay dividends. Such regulations also govern the permissible activities and investments of its subsidiaries. It is also subject to regulatory requirements setting forth minimum capital and liquidity levels. Because of our ownership of the Bank, Household is a savings and loan holding company subject to reporting and other regulations of the OTS. Household and HFC have agreed with the OTS to maintain the regulatory capital of the Bank at certain specified levels. Our national credit card banks are chartered by the Office of the Comptroller of the Currency and are members of the Federal Reserve System. National banks are generally subject to the same type of regulatory supervision and restrictions as the Bank, but our national banks only engage in credit card operations. The deposit accounts of the Bank and our credit card banks are insured up to $100,000 by the FDIC.

   The Bank and our credit card banks are also subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). Among other things, FDICIA creates a five-tiered system of capital measurement for regulatory purposes, places limits on the ability of depository institutions to acquire brokered deposits, and gives broad powers to federal banking regulators, in particular the FDIC, to require undercapitalized institutions to adopt and implement a capital restoration plan and to restrict or prohibit a number of activities, including the payment of cash dividends, which may impair or threaten the capital adequacy of the insured depository institution. Federal banking regulators may apply corrective measures to an insured depository institution, even if it is adequately capitalized, if such institution is determined to be operating in an unsafe or unsound condition or engaging in an unsafe or unsound activity. In addition, federal banking regulatory agencies have adopted safety and soundness standards governing operational and managerial activities of insured depository institutions and their holding companies regarding internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation. Under FIRREA, the FDIC may assess an affiliated insured depository institution for the estimated losses incurred by the FDIC upon the default of any affiliated insured institution.

   On February 10, 1999, the four federal bank regulatory agencies revised their joint "retail credit classification policy" which establishes guidelines for classification of credit based on delinquency status and mandates specified timeframes for recognizing losses in consumer loan portfolios. This policy applies to any consumer loan held in our credit card banks or the Bank and is effective in stages that began April 1, 1999. Substantially all of the policy changes impacting our credit card banks or the Bank will become effective October 1, 2000. We expect to adopt such changes to be effective on October 1, 2000. The application of the new rules will not have an impact on our financial statements.

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

Cautionary Statement on Forward-Looking Statements

   Certain matters discussed throughout this Form 10-K or in the information incorporated herein by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions, and involve risks and uncertainties that could cause our results to be materially different than those anticipated. The following important factors could affect our actual results and could cause such results to vary materially from those expressed herein or in any other document filed with the Securities and Exchange
Commission:
  . changes in laws and regulations, including changes in accounting standards;
  . changes in overall economic conditions, including the interest rate environment in which we operate, the capital markets in which we fund our operations, recession, employment and currency fluctuations;
  . consumer perception of the availability of credit, including price competition in the market segments we target and the ramifications or ease of filing for personal bankruptcy;
  . the effectiveness of models or programs to predict loan delinquency or loss and initiatives to improve collections in all business areas;
  . continued consumer acceptance of our distribution systems and demand for our loan products;
  . changes associated with, as well as the difficulty in integrating systems, operational functions and cultures of any organization acquired by Household;
  . the continued repositioning of our MasterCard/Visa business to further penetrate selected consumer segments; and
  . the ability to attract and retain qualified branch personnel to expand the sales operations of our consumer finance business.

Item 2. Properties.

   Our operations are located throughout the United States, in 10 provinces in Canada and in the United Kingdom with principal facilities located in Anaheim, California; New Castle, Delaware; Jacksonville, Florida; Tampa, Florida; Chesapeake, Virginia; Virginia Beach, Virginia; Elmhurst, Illinois; Hanover, Maryland; Bridgewater, New Jersey; Las Vegas, Nevada; Charlotte, North Carolina; Portland, Oregon; Pomona, California; Prospect Heights, Illinois; Salinas, California; San Diego, California; Wood Dale, Illinois; London, Kentucky; North York, Ontario, Canada; Birmingham, United Kingdom and Windsor, Berkshire, United Kingdom.

   Substantially all branch offices, divisional offices, corporate offices, regional processing and regional servicing center space is operated under lease with the exception of the headquarters building for our United Kingdom operations, our processing facility in Tampa, Florida, a credit card processing facility in Las Vegas, Nevada and a facility in London, Kentucky. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.

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

   During the past several years, the press has widely reported certain industry related concerns which may impact us. Some of these involve the amount of litigation instituted against finance and insurance companies operating in the states of Alabama and Mississippi and the large punitive awards obtained from juries in those states. Like other companies in this industry, some of our subsidiaries are involved in a number of lawsuits pending against them in Alabama and Mississippi, many of which relate to the financing of satellite television broadcast receivers. We discontinued financing such receivers in 1995. The Alabama and Mississippi cases generally allege inadequate disclosure or misrepresentation of financing terms. In many suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Several of these suits purport to be class actions. The judicial climate in Alabama and Mississippi is such that the outcome of all of these cases is unpredictable. Although our subsidiaries believe they have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Appropriate insurance carriers have been notified of each claim, and a number of reservations of rights letters have been received. Certain of these claims have been partially covered by insurance.

   Prior to our merger with Beneficial, Beneficial was involved in litigation with the Internal Revenue Service ("IRS") over matters relating to a former insurance subsidiary that occurred in the mid- to late 1980's. In 1999, a settlement with the IRS was reached and filed with the U.S. Tax Court. This settlement did not result in any loss to us in excess of the amounts accrued for this matter by Beneficial.

Item 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

                                   PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   As of March 16, 2000 there were 19,878 record shareholders of Household's common stock.

   Additional information required by this Item is incorporated by reference to pages 51 and 85 of our 1999 Annual Report.

Item 6. Selected Financial Data.

   Information required by this Item is incorporated by reference to pages 26 and 27 of our 1999 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Information required by this Item is incorporated by reference to pages 28 through 50 of our 1999 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Information required by this Item is incorporated by reference to pages 39 through 41 and 43 of our 1999 Annual Report.

Item 8. Financial Statements and Supplementary Data.

   Our Financial Statements meet the requirements of Regulation S-X. Such Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K, are incorporated by reference to pages 51 through 83 of our 1999 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers of the Registrant.

   The following information on our executive officers is included pursuant to
Item 401(b) of Regulation S-K.

   William F. Aldinger, age 52, joined Household in September 1994 as President and Chief Executive Officer. In May 1996 he was appointed our Chairman and Chief Executive Officer. Mr. Aldinger served as Vice Chairman of Wells Fargo Bank and a Director of several Wells Fargo subsidiaries from 1986 until joining us. Mr. Aldinger is also a director of Household Finance Corporation (one of our subsidiaries), Illinois Tool Works Inc. and MasterCard International, Incorporated.

   Lawrence N. Bangs, age 63, was appointed Vice Chairman effective January 2000, having previously served as Group Executive--Private Label, United Kingdom, Canada, Insurance, Auto Finance and U.S. Consumer Banking since 1995. Since joining Household Finance Corporation in 1959, Mr. Bangs has served in various capacities in our U.S. consumer finance and United Kingdom operations, most recently as Managing Director and Chief Executive Officer of our United Kingdom operations.

   Rocco J. Fabiano, age 43, was appointed Group Executive--Auto Finance, Income Tax Refund Anticipation Lending and Private Label in January 2000, having joined us in 1997 as a result of our acquisition of ACC Consumer Finance Corporation where he served as Chairman and Chief Executive Officer since 1993.

   Gary D. Gilmer, age 50, was appointed Group Executive--U.S. Consumer Finance in 1998. Since joining Household Finance Corporation in 1972, Mr. Gilmer has served in various capacities in our consumer banking, private label and life insurance businesses, most recently as Managing Director and Chief Executive Officer of our United Kingdom operations.

   Siddharth N. Mehta, age 41, joined Household in June 1998 as Group Executive--U.S. BankCard. Prior to joining Household, Mr. Mehta was Senior Vice President of Boston Consulting Group in Los Angeles and co-leader of Boston Consulting Group Financial Services Practice in the United States.

   David A. Schoenholz, age 48, was appointed Group Executive--Chief Financial Officer, effective January 2000, having previously served as Executive Vice President--Chief Financial Officer since 1996, Senior Vice President--Chief Financial Officer since 1994, Vice President--Chief Accounting Officer since 1993, Vice President since 1989 and Controller since 1987. He joined Household in 1985 as Director--Internal Audit.

   Colin P. Kelly, age 57, was appointed Senior Vice President--Administration effective January 2000, having previously served as Senior Vice President-- Human Resources since 1996, and Vice President--Human Resources since 1988. Mr. Kelly joined Household Finance Corporation in 1965 and has served in various management positions.

   Kenneth H. Robin, age 53, was appointed Corporate Secretary in 1998 and Senior Vice President--General Counsel in 1996, having previously served as Vice President--General Counsel since 1993. He joined Household in 1989 as Assistant General Counsel--Financial Services. Prior to joining Household, Mr. Robin held various positions in the legal departments of Citicorp and Citibank, N.A. from 1977 to 1989.

   Edgar D. Ancona, age 47, was appointed Managing Director--Treasurer in 1996, having previously served as Vice President--Treasurer since joining Household in 1994. For the previous 17 years he held a variety of treasury and operational positions with Citicorp.

   John W. Blenke, age 44, was appointed Vice President--Corporate Law and Assistant Secretary in 1996, having previously served as Assistant General Counsel and Secretary since 1993, and Assistant General Counsel--Securities and Corporate Law and Assistant Secretary since 1991. Mr. Blenke joined Household in 1989 as Corporate Finance Counsel.

   D. Gordon Cliff, age 40, joined Household in 1999 as Managing Director-- Strategy and Development. In February 2000 he took on responsibility for a new business unit called Household Direct. Prior to joining Household, Mr. Cliff was a Financial Services Strategy Partner at Andersen Consulting and a Principal with McKinsey & Company.

   Michael A. DeLuca, age 51, was appointed Managing Director--Taxes in 1996, having previously served as Vice President--Taxes from 1988 to 1996. Mr. DeLuca joined Household in 1985 as Director of Tax Planning and Tax Counsel.

   Kenneth M. Harvey, age 39, was appointed Managing Director--Chief Information Officer in 1999, having previously served in various systems and technology areas since joining Household in 1989.

   Paul A. Makowski, age 48, joined Household in June 1999 as Managing Director--Chief Credit Officer. He previously served as a Principal of Credit Risk Management Associates from 1992 until joining Household.

   Steven L. McDonald, age 39, was appointed Managing Director and Corporate Controller in 1999, having previously served as Vice President--Controller since 1996. From 1991 until joining Household in 1996, he was Senior Vice President--Accounting and Finance of First USA, Inc.

   Craig A. Streem, age 50, joined Household in 1996 as Vice President-- Investor Relations. Prior to joining Household, he was Corporate Vice President and Director of Investor Relations of PaineWebber Group, Inc., from 1995 to 1996, Vice President of Investor Relations and Corporate Secretary of National Media Corporation from 1992 to 1994, and held various positions in the investor relations, corporate treasury and corporate accounting and reporting areas of American Express Company from 1979 to 1992.

   There are no family relationships among our executive officers. The term of office of each executive officer is at the discretion of the Board of Directors.

   Additional information required by this Item is incorporated by reference to "Nominees For Director" and "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders scheduled to be held May 9, 2000 (the "2000 Proxy Statement").

Item 11. Executive Compensation.

   Information required by this Item is incorporated by reference to "Executive Compensation", "Report of the Compensation Committee on Executive Compensation", "Performance of Household", "Employment Agreements", "Savings-- Stock Ownership and Pension Plans", "Incentive and Stock Option Plans", and "Director Compensation" in our 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Information required by this Item is incorporated by reference to "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in our 2000 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

   Information required by this Item is incorporated by reference to "Incentive and Stock Option Plans" and "Consulting Agreements with Messrs. Farris and Gilliam" in our 2000 Proxy Statement.

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements.

   The consolidated financial statements listed below, together with an opinion of Arthur Andersen LLP dated January 14, 2000 with respect thereto, are incorporated by reference herein pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K. An opinion of Arthur Andersen LLP is also included in this Annual Report on Form 10-K.

   Household International, Inc. and Subsidiaries:

     Consolidated Statements of Income for the Three Years Ended December 31, 1999.

     Consolidated Balance Sheets, December 31, 1999 and 1998.

     Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1999.

     Consolidated Statements of Changes in Preferred Stock and Common Shareholders' Equity for the Three Years Ended December 31, 1999.

     Notes to Consolidated Financial Statements.

     Report of Independent Public Accountants.

     Selected Quarterly Financial Data (Unaudited).

(b) Reports on Form 8-K.

   A Current Report on Form 8-K was filed on December 2, 1999 by Household during the three months ended December 31, 1999.

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

      4(a)     Rights Agreement dated as of July 9, 1996, between Household
               International, Inc. and Harris Trust and Savings Bank, as Rights
               Agent (incorporated by reference to Exhibit 99.1 of our Current
               Report on Form 8-K dated July 9, 1996).
      4(b)     Standard Multiple-Series Indenture Provisions for Senior Debt
               Securities of Household Finance Corporation dated as of June 1,
               1992 (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of Household Finance
               Corporation, No. 33-48854).
      4(c)     Indenture dated as of December 1, 1993 for Senior Debt
               Securities between Household Finance Corporation and The Chase
               Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of Household Finance Corporation, No. 33-55561 filed on
               September 20, 1994).
      4(d) The principal amount of debt outstanding under each other instrument defining the rights of holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. Household agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
     10.1      Household International, Inc. 1998 Key Executive Bonus Plan
               (incorporated by reference to Exhibit 10.1 of our Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1998).
     10.2      Household International, Inc. Corporate Executive Bonus Plan.
     10.3      Household International, Inc. Long-Term Executive Incentive
               Compensation Plan, as amended (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
     10.4 Forms of stock option and restricted stock rights agreements under the Household International, Inc. Long-Term Executive
               Incentive Compensation Plan (incorporated by reference to
               Exhibit 10.4 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
     10.5      Household International, Inc. 1996 Long-Term Executive Incentive
               Compensation Plan, as amended.
     10.6 Forms of stock option and restricted stock rights agreements under the Household International, Inc. 1996 Long-Term Executive
               Incentive Compensation Plan (incorporated by reference to
               Exhibit 10.6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
     10.7      Household International, Inc. Deferred Fee Plan for Directors.
     10.8      Household International, Inc. Deferred Phantom Stock Plan for
               Directors.
     10.9      Household International, Inc. Non-Qualified Deferred
               Compensation Plan for Executives, as amended (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

     10.10     Executive Employment Agreement between Household International,
               Inc. and W.F. Aldinger (incorporated by reference to Exhibit
               10.10 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
     10.11     Executive Employment Agreement between Household International,
               Inc. and L.N. Bangs (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998).
     10.12     Executive Employment Agreement between Household International,
               Inc. and G.D. Gilmer (incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998).
     10.13     Executive Employment Agreement between Household International,
               Inc. and D.A. Schoenholz (incorporated by reference to Exhibit
               10.13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
     10.14     Executive Employment Agreement between Household International,
               Inc. and S.N. Mehta (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998).
     10.15     Amended and Restated Supplemental Executive Retirement Plan for
               W.F. Aldinger (incorporated by reference to Exhibit 10.15 of our
               Annual Report on Form 10-K for the fiscal year ended December
               31, 1998).
     10.16     Beneficial Corporation 1990 Non-qualified Stock Option Plan
               (incorporated by reference to Exhibit 4.4 of Beneficial
               Corporation's Form S-8 filed on April 23, 1996, File No. 333-
               02737).
     10.17     Amendment to Beneficial Corporation 1990 Non-qualified Stock
               Option Plan (incorporated by reference to Exhibit 4.2 of
               Beneficial Corporation's Form S-8 filed July 1, 1998, File No.
               333-58291).
     11        Statement of Computation of Earnings per Share.
     12        Statement of Computation of Ratio of Earnings to Fixed Charges
               and to Combined Fixed Charges and Preferred Stock Dividends.
     13        Material incorporated by reference to Household International,
               Inc.'s 1999 Annual Report to Shareholders.
     21        List of our subsidiaries.
     23        Consent of Arthur Andersen LLP, Certified Public Accountants.
     24        Power of Attorney, included on page 14 hereof.
     27        Financial Data Schedule.
     99(a)     Annual Report on Form 11-K for the Household International, Inc.
               Tax Reduction Investment Plan (to be filed by amendment).
     99(b)     Ratings of Household International, Inc. and its significant subsidiaries.

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

                                          Household International, Inc.

Dated: March 28, 2000

                                                  /s/ W.F. Aldinger
                                          By: _________________________________
                                                 W.F. Aldinger, Chairman
                                               and Chief Executive Officer

   Each person whose signature appears below constitutes and appoints J.W. Blenke, L.S. Mattenson and J.S. VanderLinde and each or any of them (with full power to act alone), as his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him/her in his/her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments to this Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each such attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

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

        /s/ R.J. Darnall             Director
____________________________________
           (R.J. Darnall)

        /s/ G.G. Dillon              Director                        March 28, 2000
____________________________________
           (G.G. Dillon)

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



    /s/ C.F. Freidheim, Jr.          Director
____________________________________
       (C.F. Freidheim, Jr.)

     /s/ J.H. Gilliam, Jr.           Director
____________________________________
        (J.H. Gilliam, Jr.)

         /s/ L.E. Levy               Director
____________________________________
            (L.E. Levy)

         /s/ G.A. Lorch              Director
____________________________________
            (G.A. Lorch)

        /s/ J.D. Nichols             Director                        March 28, 2000
____________________________________
           (J.D. Nichols)

       /s/ J.B. Pitblado             Director
____________________________________
          (J.B. Pitblado)

        /s/ S.J. Stewart             Director
____________________________________
           (S.J. Stewart)

    /s/ L.W. Sullivan, M.D.          Director
____________________________________
       (L.W. Sullivan, M.D.)

      /s/ D.A. Schoenholz            Group Executive--Chief
____________________________________  Financial Officer (also the
         (D.A. Schoenholz)            principal financial and
                                      accounting officer)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Household International, Inc.:

   We have audited in accordance with generally accepted auditing standards, the financial statements included in Household International, Inc.'s 1999 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 14, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(d) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP
                                          /s/ Arthur Andersen LLP

Chicago, Illinois
January 14, 2000

                                                                      SCHEDULE I

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONDENSED STATEMENTS OF INCOME
                                 (In millions)

                                                         Year ended December 31
                                                         ----------------------
                                                           1999    1998   1997
                                                         -------- ------ ------
Equity in earnings of subsidiaries...................... $1,521.4 $546.3 $970.9
Other income............................................     32.5   24.6   26.3
                                                         -------- ------ ------
    Total income........................................  1,553.9  570.9  997.2
                                                         -------- ------ ------
Expenses:
  Administrative........................................     62.8   49.2   59.0
  Interest..............................................     50.6   45.2   37.9
                                                         -------- ------ ------
    Total expenses......................................    113.4   94.4   96.9
                                                         -------- ------ ------
Income before income tax benefit........................  1,440.5  476.5  900.3
Income tax benefit......................................     45.9   47.6   40.0
                                                         -------- ------ ------
    Net income.......................................... $1,486.4 $524.1 $940.3
                                                         ======== ====== ======
    Total comprehensive income.......................... $1,374.6 $546.7 $955.0
                                                         ======== ====== ======



            See accompanying note to condensed financial statements.

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           CONDENSED BALANCE SHEETS
                                 (In millions)

                                                                 December 31
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
Assets
  Cash....................................................... $    2.2 $    2.1
  Investments in and advances to (from) subsidiaries.........  7,400.7  7,142.2
  Other assets...............................................    533.7    473.7
                                                              -------- --------
  Total assets............................................... $7,936.6 $7,618.0
                                                              ======== ========
Liabilities and Shareholders' Equity
  Commercial paper........................................... $  397.7 $  315.6
  Senior debt (with original maturities over one year).......    185.6    189.7
                                                              -------- --------
  Total debt.................................................    583.3    505.3
  Other liabilities..........................................    363.0    351.9
                                                              -------- --------
  Total liabilities..........................................    946.3    857.2
  Company obligated mandatorily redeemable preferred
   securities of subsidiary trusts*..........................    375.0    375.0
  Preferred stock............................................    164.4    164.4
  Common shareholders' equity................................  6,450.9  6,221.4
                                                              -------- --------
  Total liabilities and shareholders' equity................. $7,936.6 $7,618.0
                                                              ======== ========

--------
* The sole assets of the three trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in March 1998, June 1996 and June 1995, bearing interest at 7.25, 8.70 and 8.25 percent, respectively, with principal balances of $206.2, $103.1 and $77.3 million, respectively, and due December 31, 2037, June 30, 2036 and June 30, 2025, respectively.


           See accompanying note to condensed financial statements.

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                   Year ended December 31
                                                ------------------------------
                                                  1999       1998      1997
                                                ---------  --------  ---------
Cash provided by (used in) operations
  Net income................................... $ 1,486.4  $  524.1  $   940.3
  Adjustments to reconcile net income to net
   cash provided by (used in) operations:
    Equity in earnings of subsidiaries.........  (1,521.4)   (546.3)    (970.9)
    Other operating activities.................     (11.6)    193.8       53.5
                                                ---------  --------  ---------
Cash provided by (used in) operations..........     (46.6)    171.6       22.9
                                                ---------  --------  ---------
Investment in Operations
  Dividends from subsidiaries..................   1,160.5   1,067.3      313.1
  Dividends from pooled affiliate..............       --       75.4      200.7
  Investment in and advances to (from)
   subsidiaries, net...........................       8.7    (709.3)  (1,047.7)
  Other investing activities...................       2.5       1.9        2.1
                                                ---------  --------  ---------
Cash increase from investment in operations....   1,171.7     435.3     (531.8)
                                                ---------  --------  ---------
Financing and Capital Transactions
  Net increase in commercial paper and bank
   borrowings..................................      82.1      34.1       78.2
  Retirement of senior debt....................     (89.7)      --      (100.0)
  Issuance of senior debt......................      85.6       --       100.0
  Shareholders' dividends......................    (332.1)   (256.5)    (186.5)
  Shareholders' dividends--pooled affiliate....       --      (61.8)    (115.5)
  Issuance of company obligated mandatorily
   redeemable preferred securities of
   subsidiary trusts...........................       --      200.0        --
  Purchase of treasury stock...................    (915.9)   (412.0)    (155.7)
  Treasury stock activity--pooled affiliate....       --      (11.4)     (80.0)
  Issuance of common stock.....................      45.0        .8    1,023.8
  Redemption of preferred stock................       --     (100.1)     (55.0)
                                                ---------  --------  ---------
Cash increase (decrease) from financing and
 capital transactions..........................  (1,125.0)   (606.9)     509.3
                                                ---------  --------  ---------
Increase in cash...............................        .1       --          .4
Cash at January 1..............................       2.1       2.1        1.7
                                                ---------  --------  ---------
Cash at December 31............................ $     2.2  $    2.1  $     2.1
                                                =========  ========  =========

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

   Household received cash dividends from the Bank of $275, $75 and $50 million in 1999, 1998, and 1997, respectively.

   Household has guaranteed payment of certain long-term debt obligations of Household Financial Corporation Limited ("HFCL"), a Canadian subsidiary. The amount of guaranteed debt outstanding at HFCL on December 31, 1999 and 1998 was $.4 and $.6 billion, respectively.

   Household has also guaranteed payment of certain debt obligations (excluding certain deposits) of Household International (U.K.) Limited ("HIUK"). The amount of guaranteed debt outstanding at HIUK on December 31, 1999 and 1998 was approximately $2.7 and $3.1 billion, respectively.

                                 EXHIBIT INDEX

  Exhibit
    No                          Document Description
  -------                       --------------------
 3(i)      Restated Certificate of Incorporation of Household
           International, Inc. as amended (incorporated by eference to
           Exhibit 3(i) of our Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1998).
 3(ii)     Bylaws of Household International, Inc. as amended June 4,
           1998 (incorporated by reference to Exhibit 3(ii) of our
           Quarterly Report on Form 10-Q for the quarter year ended June
           30, 1998).
 4(a)      Rights Agreement dated as of July 9, 1996, between Household
           International, Inc. and Harris Trust and Savings Bank, as
           Rights Agent (incorporated by reference to Exhibit 99.1 of our
           Current Report on Form 8-K dated July 9, 1996).
 4(b)      Standard Multiple-Series Indenture Provisions for Senior Debt
           Securities of Household Finance Corporation dated as of June
           1, 1992 (incorporated by reference to Exhibit 4(b) to the
           Registration Statement on Form S-3 of Household Finance
           Corporation, No. 33-48854).
 4(c)      Indenture dated as of December 1, 1993 for Senior Debt
           Securities between Household Finance Corporation and The Chase
           Manhattan Bank (National Association), as Trustee
           (incorporated by reference to Exhibit 4(b) to the Registration
           Statement on Form S-3 of Household Finance Corporation, No.
           33-55561 filed on September 20, 1994).
 4(d)      The principal amount of debt outstanding under each other
           instrument defining the rights of holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. Household agrees to furnish to the
           Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-
           term senior and senior subordinated debt.
 10.1      Household International, Inc. 1998 Key Executive Bonus Plan
           (incorporated by reference to Exhibit 10.1 of our Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1998).
 10.2      Household International, Inc. Corporate Executive Bonus Plan.
 10.3      Household International, Inc. Long-Term Executive Incentive
           Compensation Plan, as amended (incorporated by reference to
           Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
 10.4      Forms of stock option and restricted stock rights agreements under the Household International, Inc. Long-Term Executive
           Incentive Compensation Plan (incorporated by reference to
           Exhibit 10.4 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
 10.5      Household International, Inc. 1996 Long-Term Executive
           Incentive Compensation Plan, as amended.
 10.6      Forms of stock option and restricted stock rights agreements under the Household International, Inc. 1996 Long-Term
           Executive Incentive Compensation Plan (incorporated by
           reference to Exhibit 10.6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
 10.7      Household International, Inc. Deferred Fee Plan for Directors.
 10.8      Household International, Inc. Deferred Phantom Stock Plan for
           Directors.
 10.9      Household International, Inc. Non-Qualified Deferred
           Compensation Plan for Executives, as amended (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

  Exhibit
    No.                         Document Description
  -------                       --------------------
 10.10     Executive Employment Agreement between Household
           International, Inc. and W. F. Aldinger (incorporated by
           reference to Exhibit 10.10 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
 10.11     Executive Employment Agreement between Household
           International, Inc. and L. N. Bangs (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the
           fiscal year ended December 31, 1998).
 10.12     Executive Employment Agreement between Household
           International, Inc. and G. D. Gilmer (incorporated by
           reference to Exhibit 10.12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
 10.13     Executive Employment Agreement between Household
           International, Inc. and D. A. Schoenholz (incorporated by
           reference to Exhibit 10.13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
 10.14     Executive Employment Agreement between Household
           International, Inc. and S. N. Mehta (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the
           fiscal year ended December 31, 1998).
 10.15     Amended and Restated Supplemental Executive Retirement Plan
           for W. F. Aldinger (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the fiscal year ended
           December 31, 1998).
 10.16     Beneficial Corporation 1990 Non-qualified Stock Option Plan
           (incorporated by reference to Exhibit 4.4 of Beneficial
           Corporation's Form S-8 filed on April 23, 1996, File No. 333-
           02737).
 10.17     Amendment to Beneficial Corporation 1990 Non-qualified Stock
           Option Plan (incorporated by reference to Exhibit 4.2 of
           Beneficial Corporation's Form S-8 filed July 1, 1998, File No.
           333-58291).
 11        Statement of Computation of Earnings per Share.
 12        Statement of Computation of Ratio of Earnings to Fixed Charges
           and to Combined Fixed Charges and Preferred Stock Dividends.
 13        Material incorporated by reference to Household International,
           Inc.'s 1999 Annual Report to Shareholders.
 21        List of our subsidiaries.
 23        Consent of Arthur Andersen LLP, Certified Public Accountants.
 24        Power of Attorney, included on page 14 hereof.
 27        Financial Data Schedule.
 99(a)     Annual Report on Form 11-K for the Household International,
           Inc. Tax Reduction Investment Plan (to be filed by amendment).
 99(b)     Ratings of Household International, Inc. and its significant subsidiaries.