Form 10-Q
period 2000-03-31
HOUSEHOLD INTERNATIONAL INC
filed 2000-05-10
CIK 354964

                             FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

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

                          (847) 564-5000
        --------------------------------------------------
        Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 2000, there were 473,172,169 shares of registrant's common stock outstanding.

          HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES



                         Table of Contents


PART I.   Financial Information                            Page
                                                           ----
  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited) - Three Months Ended March 31,
          2000 and 1999                                       3

          Condensed Consolidated Balance Sheets -
          March 31, 2000 (Unaudited) and December 31, 1999    4

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended March 31, 2000
          and 1999                                            5

          Financial Highlights                                6

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)                              7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      13



PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                   23

  Signature                                                  24

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

(In millions, except per share data)
------------------------------------------------------------------------------
Three months ended March 31                                2000           1999
------------------------------------------------------------------------------
Finance income                                         $1,916.0       $1,498.6
Other interest income                                       8.9            9.9
Interest expense                                          821.7          648.9
                                                       --------       --------
Net interest margin                                     1,103.2          859.6
Provision for credit losses on owned receivables          522.1          417.8
                                                       --------       --------
Net interest margin after provision for credit losses     581.1          441.8
                                                       --------       --------
Securitization income                                     346.4          324.9
Insurance revenues                                        135.0          142.2
Investment income                                          40.8           41.2
Fee income                                                179.3          129.7
Other income                                              133.3          109.2
                                                       --------       --------
Total other revenues                                      834.8          747.2
                                                       --------       --------
Salaries and fringe benefits                              344.9          284.1
Occupancy and equipment expense                            75.5           66.8
Other marketing expenses                                  133.1           88.5
Other servicing and administrative expenses               186.8          162.6
Amortization of acquired intangibles and goodwill          43.2           36.3
Policyholders' benefits                                    66.9           68.6
                                                       --------       --------
Total costs and expenses                                  850.4          706.9
                                                       --------       --------
Income before income taxes                                565.5          482.1
Income taxes                                              192.6          161.3
                                                       --------       --------
Net income                                             $  372.9       $  320.8
                                                       ========       ========
Earnings per common share:
 Net income                                            $  372.9       $  320.8
 Preferred dividends                                       (2.3)          (2.3)
                                                       --------       --------
 Earnings available to common
  shareholders                                         $  370.6       $  318.5
                                                       ========       ========
 Average common shares                                    470.5          484.7
 Average common and common equivalent shares              474.0          490.1
                                                       --------       --------
 Basic earnings per common share                       $    .79       $    .66
 Diluted earnings per common share                          .78            .65
                                                       --------       --------
Dividends declared per common share                         .17            .17
                                                       --------       --------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

(In millions, except share data)
-------------------------------------------------------------------------------
                                                       March 31,   December 31,
                                                            2000           1999
-------------------------------------------------------------------------------
ASSETS                                                (UNAUDITED)
------
Cash                                                   $   290.4      $   270.6
Investment securities                                    3,203.3        3,128.1
Receivables, net                                        56,096.0       52,158.4
Acquired intangibles and goodwill, net                   1,821.5        1,590.4
Properties and equipment, net                              490.4          476.4
Real estate owned                                          301.0          271.5
Other assets                                             2,788.8        2,854.0
                                                       ---------      ---------
Total assets                                           $64,991.4      $60,749.4
                                                       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Debt:
  Deposits                                             $ 6,514.5      $ 4,980.0
  Commercial paper, bank and other borrowings           10,299.7       10,777.8
  Senior and senior subordinated debt (with
     original maturities over one year)                 37,226.3       34,887.3
                                                       ---------      ---------
Total debt                                              54,040.5       50,645.1
Insurance policy and claim reserves                      1,298.1        1,308.9
Other liabilities                                        2,124.1        1,805.1
                                                       ---------      ---------
Total liabilities                                       57,462.7       53,759.1
                                                       ---------      ---------
Company obligated mandatorily redeemable
  preferred securities of subsidiary trusts*               375.0          375.0
                                                       ---------      ---------
Preferred stock                                            164.4          164.4
                                                       ---------      ---------
Common shareholders' equity:
  Common stock, $1.00 par value, 750,000,000
     shares authorized, 550,526,953 and
     550,431,057 shares issued at March 31, 2000
     and December 31, 1999, respectively                   550.5          550.4
  Additional paid-in capital                             1,871.9        1,780.8
  Retained earnings                                      6,628.9        6,338.7
  Accumulated other comprehensive income                  (207.3)        (256.9)
  Less common stock in treasury, 77,667,656 and
     82,519,612 shares at March 31, 2000 and
     December 31, 1999, respectively, at cost           (1,854.7)      (1,962.1)
                                                       ---------      ---------
Total common shareholders' equity                        6,989.3        6,450.9
                                                       ---------      ---------
Total liabilities and shareholders' equity             $64,991.4      $60,749.4
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

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

(In millions)
----------------------------------------------------------------------------------
Three months ended March 31                                      2000         1999
----------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                                  $   372.9    $   320.8
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned receivables              522.1        417.8
  Insurance policy and claim reserves                             2.4         37.8
  Depreciation and amortization                                  77.8         76.0
  Other, net                                                    440.9        176.7
                                                            ---------    ---------
Cash provided by operations                                   1,416.1      1,029.1
                                                            ---------    ---------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                                    (293.8)      (467.0)
  Matured                                                       127.2        125.0
  Sold                                                            8.4        360.6
Short-term investment securities, net change                     86.4        134.7
Receivables:
  Originations, net                                          (7,223.6)    (6,837.7)
  Purchases and related premiums                             (3,453.6)    (1,010.2)
  Sold                                                        6,533.7      5,707.0
Acquisition of business operations                              (87.1)           -
Properties and equipment purchased                              (34.6)       (58.5)
Properties and equipment sold                                     4.0          2.8
                                                            ---------    ---------
Cash decrease from investments in operations                 (4,333.0)    (2,043.3)
                                                            ---------    ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change                (496.4)       627.5
Time certificates, net change                                 1,079.3        125.9
Senior and senior subordinated debt issued                    3,485.1      2,047.4
Senior and senior subordinated debt retired                  (1,104.3)    (1,643.9)
Policyholders' benefits paid                                    (31.9)       (34.9)
Cash received from policyholders                                 12.5         32.7
Shareholders' dividends                                         (82.7)       (84.3)
Purchase of treasury stock                                      (24.3)      (232.9)
Issuance of common stock                                         10.8          1.9
                                                            ---------    ---------
Cash increase from financing and
  capital transactions                                        2,848.1        839.4
                                                            ---------    ---------
Effect of exchange rate changes on cash                          88.6          6.3
                                                            ---------    ---------
Increase (decrease) in cash                                      19.8       (168.5)
Cash at January 1                                               270.6        457.4
                                                            ---------    ---------
Cash at March 31                                            $   290.4    $   288.9
                                                            =========    =========
Supplemental cash flow information:
Interest paid                                               $   834.3    $   587.2
                                                            ---------    ---------
Income taxes paid                                                49.9         54.6
                                                            ---------    ---------
Supplemental non-cash investing and financing activities:
Common stock issued for acquisition                         $   209.4            -
                                                            ---------    ---------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

(Dollar amounts are in millions)
------------------------------------------------------------------------------------
Three months ended March 31                                      2000           1999
------------------------------------------------------------------------------------
Net income                                                  $   372.9      $   320.8
Diluted earnings per common share                                 .78            .65
Net interest margin and other revenues <F1>                   1,871.1        1,538.2
Return on average common shareholders' equity, annualized        22.0%          20.3%
Return on average owned assets, annualized                       2.37           2.38
Return on average managed assets, annualized                     1.82           1.75
Managed basis efficiency ratio, normalized <F2>                  36.2           35.6

------------------------------------------------------------------------------------
                                                            March 31,   December 31,
(Dollar amounts are in millions)                                 2000           1999
------------------------------------------------------------------------------------
Total assets:
 Owned                                                      $64,991.4      $60,749.4
 Managed                                                     84,248.7       80,188.3
                                                            ---------      ---------
Receivables:
 Owned                                                      $56,190.0      $52,289.4
 Serviced with limited recourse                              19,257.3       19,438.9
                                                            ---------      ---------
 Managed                                                    $75,447.3      $71,728.3
                                                            =========      =========
Total shareholders' equity as a percent of owned
 assets <F3>                                                    11.58%         11.51%
                                                            ---------      ---------
Total shareholders' equity as a percent of managed
 assets <F3>                                                     8.94           8.72
                                                            ---------      ---------
Tangible equity to tangible managed assets <F4>                  6.94           6.96
                                                            ---------      ---------

<F1>  Policyholders' benefits have been netted against other revenues.

<F2>  Ratio of operating expenses to managed net interest margin and other revenues less policyholders' benefits, normalized.

<F3>  Total shareholders' equity includes common shareholders'
      equity, preferred stock and company obligated mandatorily redeemable preferred securities of subsidiary trusts.

<F4>  Tangible equity consists of total shareholders' equity, excluding unrealized gains and losses on investments, less acquired intangibles and goodwill. Tangible managed assets represent total managed assets less acquired intangibles and goodwill.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
--------------------------
The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2000 should not be considered indicative of the results for any future quarters or the year ending December 31, 2000. Household and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 1999.


2.   ACQUISITIONS
-----------------
On February 7, 2000, we purchased all of the outstanding capital stock of Renaissance Holdings, Inc. ("Renaissance"), a privately held issuer of secured and unsecured credit cards to non-prime customers, for approximately 5.0 million of our common shares and cash. The acquisition provided us with an established platform for growing the non-prime credit card business and will expand our product offerings to customers and prospects in our other businesses. The acquisition was accounted for as a purchase, and accordingly, Renaissance's operations have been included in our results of operations from February 7, 2000.


3.   INVESTMENT SECURITIES
--------------------------
Investment securities consisted of the following available-for-sale investments:

----------------------------------------------------------------------------------
(In millions)                          March 31, 2000            December 31, 1999
----------------------------------------------------------------------------------
                             Amortized           Fair     Amortized           Fair
                                  Cost          Value          Cost          Value
                              --------       --------      --------       --------
Marketable equity securities  $   34.5       $   36.4      $   32.7       $   33.4
Corporate debt securities      1,847.1        1,754.1       1,790.4        1,692.3
U.S. government and federal
  agency debt securities         348.0          339.9         248.6          236.7
Other                          1,033.0        1,033.0       1,128.0        1,127.5
                              --------       --------      --------       --------
Subtotal                       3,262.6        3,163.4       3,199.7        3,089.9
Accrued investment income         39.9           39.9          38.2           38.2
                              --------       --------      --------       --------
Total investment securities   $3,302.5       $3,203.3      $3,237.9       $3,128.1
                              ========       ========      ========       ========

4.   RECEIVABLES
----------------
Receivables consisted of the following:

--------------------------------------------------------------------------------
                                                   March 31,        December 31,
(In millions)                                           2000                1999
--------------------------------------------------------------------------------
Real estate secured                                $28,816.0           $24,661.9
Auto finance                                         1,439.7             1,233.5
MasterCard/Visa                                      6,505.4             6,314.4
Private label                                        9,857.6            10,119.7
Other unsecured                                      8,825.7             9,151.6
Commercial and other                                   745.6               808.3
                                                   ---------           ---------
Total owned receivables                             56,190.0            52,289.4

Accrued finance charges                                957.5               879.3
Credit loss reserve for owned receivables           (1,909.7)           (1,757.0)
Unearned credit insurance premiums and
  claims reserves                                     (558.1)             (569.3)
Amounts due and deferred from
  receivables sales                                  2,367.7             2,225.6
Reserve for receivables serviced with
  limited recourse                                    (951.4)             (909.6)
                                                   ---------           ---------
Total owned receivables, net                        56,096.0            52,158.4
Receivables serviced with limited recourse          19,257.3            19,438.9
                                                   ---------           ---------
Total managed receivables, net                     $75,353.3           $71,597.3
                                                   =========           =========

Receivables serviced with limited recourse consisted of the following:
--------------------------------------------------------------------------------
                                                   March 31,        December 31,
(In millions)                                           2000                1999
--------------------------------------------------------------------------------
Real estate secured                                $ 2,028.5           $ 2,273.6
Auto finance                                         1,963.5             1,806.3
MasterCard/Visa                                      9,006.9             9,478.7
Private label                                        1,150.0             1,150.0
Other unsecured                                      5,108.4             4,730.3
                                                   ---------           ---------
Total receivables serviced with limited recourse   $19,257.3           $19,438.9
                                                   =========           =========

The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:
--------------------------------------------------------------------------------
                                                   March 31,        December 31,
(In millions)                                           2000                1999
--------------------------------------------------------------------------------
Real estate secured                                $30,844.5           $26,935.5
Auto finance                                         3,403.2             3,039.8
MasterCard/Visa                                     15,512.3            15,793.1
Private label                                       11,007.6            11,269.7
Other unsecured                                     13,934.1            13,881.9
Commercial and other                                   745.6               808.3
                                                   ---------           ---------
Total managed receivables                          $75,447.3           $71,728.3
                                                   =========           =========

The amounts due and deferred from receivables included unamortized securitization assets and funds set up under the recourse requirements for certain sales totaling $2,337.2 million at March 31, 2000 and $2,230.5 million at December 31, 1999. It also included net customer payments which we owed to the securitization trustee of $6.9 million at March 31, 2000 and $68.9 million at December 31, 1999. The reserve for receivables serviced with limited recourse represents our best estimate of probable losses on these receivables.


5.   CREDIT LOSS RESERVES
-------------------------
Changes to credit loss reserves during the three months ended March 31 were as follows:

-------------------------------------------------------------------------------
(In millions)                                                 2000         1999
-------------------------------------------------------------------------------
Owned receivables:
 Credit loss reserves at beginning of period              $1,757.0     $1,734.2
 Provision for credit losses                                 522.1        417.8
 Chargeoffs                                                 (525.7)      (480.7)
 Recoveries                                                   43.5         48.6
 Portfolio acquisitions, net                                 112.8          9.8
                                                          --------     --------
 Credit loss reserves for owned receivables at March 31    1,909.7      1,729.7
                                                          --------     --------

Receivables serviced with limited recourse:
 Credit loss reserves at beginning of period                 909.6        813.9
 Provision for credit losses                                 294.1        253.7
 Chargeoffs                                                 (264.7)      (275.8)
 Recoveries                                                   14.9         14.4
 Other, net                                                   (2.5)         8.6
                                                          --------     --------
 Credit loss reserves for receivables serviced with
   limited recourse at March 31                              951.4        814.8
                                                          --------     --------
Total credit loss reserves for managed receivables
 at March 31                                              $2,861.1     $2,544.5
                                                          ========     ========

The level of reserves for consumer credit losses are based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated global, national and regional economic conditions when establishing credit loss reserves.


6.   INCOME TAXES
-----------------
Our effective tax rate was 34.1 percent for the three months ended March 31, 2000 and 33.5 percent for the first three months of 1999. The effective tax rate differs from the statutory federal income tax rate in these years primarily because of the effects of (a) state and local income taxes and (b) leveraged lease tax benefits.

7.   EARNINGS PER COMMON SHARE
------------------------------
Earnings per common share for the three months ended March 31 were calculated as follows:

---------------------------------------------------------------------------------
(In millions, except per share data)                     2000                1999
---------------------------------------------------------------------------------
                                            Diluted     Basic   Diluted     Basic
                                            -------    ------   -------    ------
Earnings:
  Net income                                 $372.9    $372.9    $320.8    $320.8
  Preferred dividends                          (2.3)     (2.3)     (2.3)     (2.3)
                                             ------    ------    ------    ------
Earnings available to common shareholders    $370.6    $370.6    $318.5    $318.5
                                             ======    ======    ======    ======
Average shares outstanding:
  Common                                      470.5     470.5     484.7     484.7
  Common equivalents                            3.5         -       5.4         -
                                             ------    ------    ------    ------
Average shares outstanding
 assuming dilution                            474.0     470.5     490.1     484.7
                                             ======    ======    ======    ======
Earnings per common share                    $  .78    $  .79    $  .65    $  .66
                                             ======    ======    ======    ======

8.COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARY TRUSTS
------------------------------------------------------------------
In March 1998 Household Capital Trust IV ("HCT IV"), a wholly-owned subsidiary of Household, issued 8 million 7.25 percent Trust Preferred Securities ("preferred securities") at $25 per preferred security. The sole asset of HCT IV is $206.2 million of 7.25 percent Junior Subordinated Deferrable Interest Notes issued by Household. The junior subordinated notes held by HCT IV mature on December 31, 2037 and are redeemable by Household in whole or in part beginning on March 19, 2003, at which time the HCT IV preferred securities are callable at par ($25 per preferred security) plus accrued and unpaid dividends. Net proceeds from the issuance of preferred securities were used for general corporate purposes.

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

The obligations of Household with respect to the junior subordinated notes, when considered together with certain undertakings of Household with respect to HCT I, HCT II and HCT IV, constitute full and unconditional guarantees by Household of HCT I's, HCT II's and HCT IV's obligations under the respective preferred securities. The preferred securities are classified in our balance sheets as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interest in the trusts) at their face and redemption amount of $375 million at March 31, 2000 and December 31, 1999. The preferred securities have a liquidation value of $25 per preferred security. Dividends on the preferred securities are cumulative, payable quarterly in arrears, and are deferrable at Household's option for up to five years. Household cannot pay dividends on its preferred and common stocks during such deferments.


9.   FORWARD PURCHASE AGREEMENT
-------------------------------
During the quarter, we entered into agreements to purchase, on a forward basis, approximately 4.3 million shares of our common stock at a weighted-average forward price of $33.60 per share. The agreements may be settled either physically by purchasing the shares or on a net basis in shares of our common stock, at our option. The agreements have terms of up to one year but may be settled earlier at our option. As of March 31, 2000, no settlements have occurred under these agreements.


10.  COMPREHENSIVE INCOME
-------------------------
Comprehensive income was $422.5 million for the quarter ended March 31, 2000 and $284.0 million for the quarter ended March 31, 1999.

The components of accumulated other comprehensive income are as follows:

-----------------------------------------------------------------------
                                              March 31,    December 31,
(In millions)                                      2000            1999
-----------------------------------------------------------------------
Foreign currency translation adjustments        $(193.7)        $(185.6)
Unrealized gain (loss) on investments, net        (13.6)          (71.3)
                                                -------         -------
Accumulated other comprehensive income          $(207.3)        $(256.9)
                                                =======         =======

11.  SEGMENT REPORTING
----------------------
We have three reportable segments: Consumer, which includes our domestic branch-based and correspondent consumer finance, private label credit card and auto finance businesses; Credit Card, which includes our domestic MasterCard and Visa business; and International, which includes our United Kingdom and Canadian operations. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with our Annual Report on Form 10-K for the year ended December 31, 1999.

Information about our reportable segments for the three months ended March 31, 2000 and 1999 were as follows:

---------------------------------------------------------------------------
Owned Basis                                              Three Months Ended
(In millions)                                                March 31, 2000
---------------------------------------------------------------------------
                                                        Credit       Inter-
                                       Consumer           Card     national
                                      ---------      ---------     --------
Net interest margin and other
 revenues <F1>                        $ 1,160.0      $   398.7     $  237.2
Intersegment revenues                      37.9            8.1          1.2
Net income                                241.1           29.4         64.3
Total assets                           46,178.7        6,623.2      7,472.1
Total assets - managed                 55,515.0       15,423.0      8,719.9
                                      ---------      ---------     --------

---------------------------------------------------------------------------
Owned Basis                                              Three Months Ended
(In millions)                                                March 31, 1999
---------------------------------------------------------------------------
                                                        Credit        Inter-
                                       Consumer           Card      national
                                      ---------      ---------      --------
Net interest margin and other
 revenues <F1>                        $   938.0      $   292.5      $  193.6
Intersegment revenues                      31.4            2.7            .8
Net income                                208.0           12.1          46.2
Total assets                           36,075.1        6,155.3       7,135.6
Total assets - managed                 45,100.4       14,898.3       8,288.4
                                      ---------      ---------      --------

<F1> Net interest margin and other revenues, including intersegment revenues, net of policyholders' benefits.

A reconciliation of the total reportable segments' net income to consolidated net income for the three months ended March 31, 2000 and 1999 are as follows:

----------------------------------------------------------------------------
(In millions)                                             2000          1999
----------------------------------------------------------------------------
Reportable segment net income                           $334.8        $266.3
Other operations not individually reportable              68.2          82.6
Adjustments/eliminations                                 (30.1)        (28.1)
                                                        ------        ------
Total consolidated net income                           $372.9        $320.8
                                                        ======        ======

12.  ACCOUNTING PRONOUNCEMENTS
------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement.
FASB Statement No. 137 deferred our required adoption of FAS No. 133 to January 1, 2001. We have not yet quantified the impact of FAS No. 133 on our financial statements.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the Household International, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K") filed with the Securities and Exchange Commission. Management's discussion and analysis may contain certain estimates and projections that may be forward-looking in nature, as defined by the Private Securities Litigation Reform Act of 1995. A variety of factors may cause actual results to differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference are discussed herein and in the 1999 Form 10-K.


OPERATIONS SUMMARY
------------------
Our net income for the first quarter of 2000 increased 16.2 percent to $372.9 million, compared to $320.8 million a year ago. Diluted earnings per share increased 20.0 percent to $.78 in the first quarter compared to $.65 in the same period in 1999. Our improved results were due to strong revenue growth driven by significant receivables growth, partially offset by higher operating expenses resulting from the portfolio growth as well as increased marketing and e-commerce spending.

Our annualized return on average common shareholders' equity ("ROE") was 22.0 percent for the quarter compared to 20.3 percent for the prior year quarter. Our annualized return on average owned assets ("ROA") was 2.37 percent for the quarter compared to 2.38 percent for the prior year quarter. Our annualized return on average managed assets ("ROMA") was 1.82 percent for the quarter compared to 1.75 percent for the prior year quarter.

- Operating results for our reportable operating segments for the first quarter of 2000 compared to the corresponding prior year period are summarized below:

  Our Consumer segment reported higher net income over the prior year quarter. Managed receivables grew to $53.8 billion at March 31, 2000, from $49.9 billion at December 31, 1999 and $43.3 billion at March 31, 1999. Our higher managed receivables were driven by solid growth in real estate secured, other unsecured and auto finance receivables. During the quarter, we also acquired a $2.2 billion real estate loan portfolio. ROA was 2.19 percent for the quarter compared to 2.34 percent for the prior year quarter. ROMA was 1.82 percent for the quarter compared to
  1.87 percent for the prior year quarter. Operating results reflect higher net interest margin partially offset by higher sales incentive compensation and higher credit loss provision reflecting the increased levels of receivables.

  Our credit card segment also reported improved results for the quarter. Managed receivables were $13.8 billion at March 31, 2000, $13.9 billion at December 31, 1999, and $13.4 billion at
  March 31, 1999. Compared to year end, we experienced seasonal runoff as well as continued attrition in our legacy undifferentiated Household Bank branded portfolio on which we have limited our marketing efforts. Seasonal runoff, however, was much lower than what we experienced a year ago. During the quarter, we acquired Renaissance, which essentially offset the previously mentioned attrition. Compared with the prior year quarter, strong receivables growth in the Union Privilege ("UP") portfolio and the impact of the Renaissance acquisition was partially offset by the attrition discussed above. ROA improved to 1.79 percent for the quarter compared to .72 percent for the prior year quarter. ROMA was .75 percent for the quarter compared to .30 percent for the prior year quarter. The improvement in operating results primarily was due to increased net interest margin from better pricing and higher fee income which was partially offset by higher marketing expenses.

  In March, the new GM Card was launched. The new product includes expanded Internet capabilities, new features for cardholders, and a renewed emphasis on the GM dealer channel as an important source of new account growth.

  Results for our International segment improved for the first quarter of 2000. Managed receivables were $7.6 billion at both March 31, 2000 and December 31, 1999 and $7.2 billion at March 31, 1999. First quarter growth in our real estate secured and private label portfolios was offset by seasonal run-off in MasterCard* and Visa* receivables. Year-over-year receivables growth primarily is attributable to higher MasterCard and Visa receivables, led by continued strong growth in the Goldfish Card, which we issue as part of our alliance with the Centrica Group, and marblesTM, our Internet-based credit card that was launched in the U.K. in October 1999. ROA was 3.40 percent for the quarter compared to 2.21 percent for the prior year quarter. ROMA increased to 2.97 percent for the quarter compared to 2.58 percent for the prior year quarter. The improvement in operating results primarily was due to increased revenues and higher receivables.

- Pretax income from our tax refund anticipation loan ("RAL") business increased from the prior year quarter contributing $.12 per share to first quarter earnings compared to $.10 in 1999. Increases in both the number of loans and the average balance of such loans was partially offset by reduced pricing.

- Our normalized managed basis efficiency ratio increased to 36.2 percent for the current quarter compared to 35.6 percent for the prior year quarter. The efficiency ratio is the ratio of operating expenses to the sum of our managed net interest margin and other revenues less policyholders' benefits. We normalize, or adjust for, items that are not indicative of ongoing operations. The higher managed ratio reflects additional marketing and e-commerce spending and costs related to the addition of the Renaissance platform.


* MasterCard is a registered trademark of MasterCard
  International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

BALANCE SHEET REVIEW
--------------------
- Strong receivables growth was a key driver of our improved results. Total managed receivables increased 17.3 percent from a year ago. Excluding the real estate secured and Renaissance portfolios that we acquired this quarter, receivables were up 13 percent with real estate secured loans up 20 percent.
  All core products contributed to the year-over-year growth. The strongest contributor was our U.S. consumer finance business, which includes our real estate secured and unsecured products, which reported growth of over 25 percent. The consumer finance growth is the result of favorable competitor and market conditions, improved customer retention, and increased productivity from our branch sales force who continue to benefit from our centralized lead management and point-of-sale system. Auto finance receivables increased $1.4 billion over last year to $3.4 billion. This business continued to benefit from favorable market conditions and an expanded collection and sales force.

  MasterCard and Visa receivables were up 2.5 percent from last year and were flat after excluding the purchased Renaissance portfolio. Both our UP portfolio and our Goldfish card portfolio in the U.K. reported double-digit year-over-year growth. This growth was offset, as expected, by continued attrition in our undifferentiated Household Bank portfolio and reflects our strategy to de-emphasize this low margin business. Our sub-prime card program continues to perform well. Including the receivables and accounts we purchased as part of the Renaissance acquisition, we now have over 2 million accounts and $660 million in receivables.

- Compared to December 31, 1999, managed receivables increased 5.2 percent. Internally generated growth from our consumer finance business was approximately 4 percent sequentially. Auto finance growth was also strong in the quarter. This growth was offset by normal, seasonal runoff in our MasterCard and Visa and private label credit card portfolios. Attrition in the credit card portfolios was less than expected and over 40 percent less than the level a year ago.

- Owned receivables were $56.2 billion at March 31, 2000, up from $52.3 billion at December 31, 1999 and $45.4 billion at March 31, 1999. Owned receivables may vary from period to period depending on the timing and size of securitization transactions.

- Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 4.58 percent at March 31, 2000, compared with 4.81 percent at December 31, 1999 and
  5.04 percent at March 31, 1999. The annualized consumer owned chargeoff ratio was 3.53 percent in the first quarter of 2000, compared with 3.62 percent in the prior quarter and 3.92 percent in the year-ago quarter.

- Managed consumer two-months-and-over contractual delinquency as a percent of managed consumer receivables was 4.43 percent at March 31, 2000, compared with 4.66 percent at December 31, 1999 and 4.81 percent at March 31, 1999. The annualized total consumer managed chargeoff ratio was 4.00 percent in the first quarter of 2000, compared with 3.96 percent in the prior quarter and 4.37 percent in the year-ago quarter.

- The ratio of total shareholders' equity (including company obligated mandatorily redeemable preferred securities of subsidiary trusts) to total owned assets was 11.58 percent at March 31, 2000 and 11.51 percent at December 31, 1999. The ratio of total shareholders' equity to managed assets was 8.94 percent at March 31, 2000 and 8.72 percent at December 31, 1999.

- The ratio of tangible equity to tangible managed assets was 6.94 percent, compared with 6.96 percent at December 31, 1999. We expect this ratio to increase over the next several quarters to
  7.25 percent to 7.50 percent. In April 2000, we filed a registration statement with the Securities and Exchange Commission to issue up to $300 million of trust preferred stock or capital securities. The proceeds will be used to reduce debt which was incurred in the normal and ordinary course of our business and for other general corporate purposes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our subsidiaries use cash to originate loans, purchase loans or investment securities and acquire businesses. Their main sources of cash are the collection of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt, deposits and securitization of consumer receivables; and cash provided by operations. Our liquidity and interest rate risk strategy continues to be conservative and we are largely unaffected by changes in rates. Assuming we were to take no action to mitigate the impact, a gradual 100 basis point rise in rates over a twelve month period is projected to reduce our earnings per share by 8 cents.

During the first quarter, we repurchased 700 thousand shares of our common stock as part of our 1999 share repurchase program. The shares were repurchased on the open market for a total of $24.3 million. Since announcing the program in March 1999, we have repurchased 17.5 million shares for a total of $737.2 million.

During the quarter, we entered into agreements to purchase, on a forward basis, approximately 4.3 million shares of our common stock at a weighted average forward price of $33.60 per share. The agreements may be settled either physically by purchasing the shares or on a net basis in shares of our common stock, at our option. The agreements have terms of up to one year but may be settled earlier at our option. As of March 31, 2000, no settlements have occurred under these agreements.

Deposits increased to $6.5 billion from $5.0 billion at December 31, 1999. Commercial paper, bank and other borrowings decreased to $10.3 billion from $10.8 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) increased to $37.2 billion from $34.9 billion at year-end and included a $1.5 billion seven-year global note issuance. The increase in debt levels from year end is consistent with the increase in owned receivables.

Our securitized portfolio of real estate secured, auto finance, MasterCard and Visa, private label and other unsecured receivables totaled $19.3 billion at March 31, 2000, compared with $19.4 billion at December 31, 1999.

We securitized (excluding replenishments of certificate holder interests) the following receivables:

---------------------------------------------------------------------
(In billions)
Three months ended                     March 31,2000   March 31, 1999
---------------------------------------------------------------------
Auto finance                                    $ .5             $ .3
MasterCard/Visa                                   .2               .2
Other unsecured                                   .8               .3
                                                ----             ----
Total                                           $1.5             $ .8
                                                ====             ====

We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. Although our securitized portfolio currently represents a smaller portion of our total funding mix, we plan to continue utilizing securitizations as a source of funding in the future. At March 31, 2000, securitizations represented 26 percent of the funding associated with our managed portfolio compared to just under 30 percent a year ago.

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

We monitor our operations on a managed basis as well as on the owned basis shown in our statements of income. The managed basis assumes that the securitized receivables have not been sold and are still on our balance sheet. The income and expense items discussed above are reclassified from securitization income into the appropriate caption. Pro forma managed statements of income, which reflect these reclassifications, are presented below. The pro forma managed basis statement of income is not intended to reflect the differences between accounting policies for owned receivables and the off-balance sheet portfolio, but merely to report net interest margin, fees and provision for loan losses as if the securitized loans were held in portfolio. Therefore, net income on a pro forma managed basis equals net income on an owned basis.

Pro Forma Managed Statements of Income

-----------------------------------------------------------------------------------
(Dollar amounts are in millions)
 Three months ended March 31,                     2000     *           1999     *
-----------------------------------------------------------------------------------
Finance and other interest income            $ 2,645.7   14.41%   $ 2,209.3   13.58%
Interest expense                               1,120.2    6.10        914.2    5.62
                                             ---------   -----    ---------   -----
Net interest margin                            1,525.5    8.31      1,295.1    7.96
Provision for credit losses                      816.2                671.5
                                             ---------            ---------
Net interest margin after provision for
 credit losses                                   709.3                623.6
                                             ---------            ---------
Insurance revenues                               135.0                142.2
Investment income                                 40.8                 41.2
Fee income                                       332.8                268.4
Securitization related income                     64.7                  4.4
Other income                                     133.3                109.2
                                             ---------            ---------
Total other revenues                             706.6                565.4
                                             ---------            ---------
Salaries and fringe benefits                     344.9                284.1
Occupancy and equipment expense                   75.5                 66.8
Other marketing expenses                         133.1                 88.5
Other servicing and administrative expenses      186.8                162.6
Amortization of acquired intangibles
 and goodwill                                     43.2                 36.3
Policyholders' benefits                           66.9                 68.6
                                             ---------            ---------
Total costs and expenses                         850.4                706.9
                                             ---------            ---------
Income before taxes                              565.5                482.1
Income taxes                                     192.6                161.3
                                             ---------            ---------
Net income                                   $   372.9            $   320.8
                                             =========            =========

Average managed receivables                  $72,347.8            $64,098.7
Average noninsurance investments                 657.9                557.6
Other interest-earning assets                    426.0                405.5
                                             ---------            ---------
Average managed interest-earning assets      $73,431.7            $65,061.8
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

Net interest margin
--------------------
Net interest margin on an Owned Basis was $1,103.2 million for the first quarter of 2000, up 28.3 percent compared to the prior year quarter. Net interest margin on a Managed Basis was $1,525.5 million for the first quarter of 2000, up 17.8 percent compared to the year-ago quarter. The increases were primarily due to better pricing and receivable growth, which were partially offset by higher funding costs.

Net interest margin as a percent of average managed interest-earning assets, annualized, expanded to 8.31 percent, up from 8.29 percent in the previous quarter and 7.96 percent in the year-ago quarter. The sequential quarterly results reflect improved pricing which was substantially offset by higher funding costs. The year-over-year improvement resulted from better pricing in our consumer finance and MasterCard and Visa portfolios somewhat offset by higher funding costs.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an Owned Basis for the first quarter of 2000 totaled $522.1 million, compared to $417.8 million in the prior year quarter. The provision as a percent of average owned receivables, annualized, was 3.91 percent in the first quarter of 2000 compared to 3.74 percent in the first quarter of 1999. The provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

The provision for credit losses for receivables on a Managed Basis totaled $816.2 million in the first quarter of 2000, compared to $671.5 million in the prior year quarter. As a percent of average managed receivables, annualized, the provision was 4.51 percent, compared to 4.19 percent in the first quarter of 1999. The Managed Basis provision includes the over-the-life reserve requirement on the off-balance sheet portfolio. This provision is impacted by the type and amount of receivables securitized in a given period and substantially offsets the income recorded on the securitization transactions. See the liquidity and capital resources section for the type and amount of receivables securitized and the credit quality section for further discussion of factors affecting the provision for credit losses.

Other revenues
--------------
Total other revenues on an Owned Basis increased 11.7 percent over the first quarter of 1999 to $834.8 million. On a Managed Basis, total other revenues increased 25.0 percent to $706.6 million for the quarter. Significant fluctuations were as follows:

- Securitization income on an Owned Basis, which consists of income associated with the securitization and sale of receivables with limited recourse, increased 6.6 percent to $346.4 million for the quarter. The increase was primarily due to increased fee income on securitized receivables. When reporting on a Managed Basis, the components of securitization income (net interest income, provision for credit losses, fee income, and securitization related income related to those receivables) are reclassified to the appropriate caption in the statements of income.

- Insurance revenues decreased 5.1 percent to $135.0 million for the quarter. The decrease is primarily attributable to lower revenues in the United Kingdom.

- Fee income on an Owned Basis, which includes revenues from fee-based products such as credit cards, increased 38.2 percent to $179.3 million for the quarter. The increase is primarily due to higher credit card fees from the Renaissance portfolio.

- Fee income on a Managed Basis increased 24.0 percent to $332.8 million for the quarter. The increase was primarily due to higher credit card fees as discussed above.

- Securitization related income on a Managed Basis, which includes the gross gains and amortization on our securitized portfolio, increased $60.3 million to $64.7 million for the quarter. The year-over-year increase was offset by a corresponding increase in related credit loss provision. Securitization related income will vary from quarter to quarter depending upon the amount and mix of securitizations in a particular period.

- Other income increased 22.1 percent to $133.3 million. The increase is primarily due to higher RAL income as previously discussed.

Expenses
--------
Total costs and expenses increased 20.3 percent to $850.4 million over the first quarter of 1999 reflecting increased marketing and e-commerce spending as well as our Renaissance acquisition.
Significant fluctuations were as follows:

- Salaries and fringe benefits increased 21.4 percent to $344.9 million for the quarter. The increase was primarily due to higher sales and non-sales related compensation directly related to growth in the consumer finance business and to the Renaissance acquisition.

- Occupancy and equipment expense increased 13.0 percent to $75.5 million for the quarter, primarily reflecting support facility growth associated with our Tampa, Florida collections center.

- Other marketing expenses increased 50.4 percent to $133.1 million for the quarter due to increased credit card marketing initiatives.

- Other servicing and administrative expenses increased 14.9 percent to $186.8 million for the quarter primarily due to e-commerce initiatives and increased costs resulting from the Renaissance acquisition.

- Amortization of acquired intangibles and goodwill increased 19.0 percent to $43.2 million for the quarter. The increase reflects higher goodwill amortization associated with the Renaissance acquisition.


CREDIT LOSS RESERVES
--------------------
Our consumer credit management policies focus on product type and specific portfolio risk factors. When evaluating credit risk, we believe that it is important to also consider risk adjusted revenue because our biggest protection against credit loss is the ability to price for it. Risk adjusted revenue on a managed basis increased to 7.82 percent in the first quarter from 7.15 percent in the prior year quarter. Our consumer credit portfolio is diversified by product and geographic location. See Note 4, "Receivables" in the accompanying financial statements for receivables by product type and Note 5, "Credit Loss Reserves," for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the quarter.

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows:

-----------------------------------------------------------------------------
                                       March 31,    December 31,    March 31,
(In millions)                               2000            1999         1999
-----------------------------------------------------------------------------
Owned                                   $1,909.7        $1,757.0     $1,729.7
Serviced with limited recourse             951.4           909.6        814.8
                                        --------        --------      --------
Total managed credit loss reserves      $2,861.1        $2,666.6      $2,544.5
                                        ========        ========      ========

Managed credit loss reserves as a percent of nonperforming managed receivables were 105.9 percent at March 31, 2000, compared to 100.1 percent at December 31, 1999 and 104.7 percent at March 31, 1999.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

------------------------------------------------------------------------------
                                       March 31,    December 31,     March 31,
                                            2000            1999          1999
------------------------------------------------------------------------------
Owned                                       3.40%           3.36%         3.81%
Managed                                     3.79            3.72          3.96
                                            ----            ----          ----

The ratios at March 31, 2000 were impacted by our first quarter acquisitions. The decreases in the ratios compared to March 1999 reflect the impact of a growing percentage of secured loans. Real estate secured receivables, which have a significantly lower chargeoff rate than unsecured receivables, represent 41 percent of our total managed receivables at March 31, 2000, compared to 37 percent a year ago. MasterCard and Visa products were 21 percent at quarter end, down from 24 percent a year ago. This change in portfolio mix is important as the loss severity for home equity loans is significantly less than for unsecured products, such as credit cards.


CREDIT QUALITY
--------------
We track delinquency and chargeoff levels on a managed basis and we apply the same credit and portfolio management procedures as on our owned portfolio.

Delinquency
-----------
Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

-----------------------------------------------------------------------------------------
                      3/31/00       12/31/99        9/30/99        6/30/99        3/31/99
-----------------------------------------------------------------------------------------
Managed:
 Real estate secured     2.99%          3.27%          3.46%          3.29%          3.54%
 Auto finance            1.52           2.43           2.26           1.87           1.74
 MasterCard/Visa         3.06           2.78           3.10           3.11           3.61
 Private label           5.94           5.97           6.66           6.62           6.37
 Other unsecured         8.56           8.81           8.57           8.17           7.84
                         ----           ----           ----           ----           ----
Total                    4.43%          4.66%          4.89%          4.72%          4.81%
                         ====           ====           ====           ====           ====
Owned                    4.58%          4.81%          5.24%          4.96%          5.04%
                         ====           ====           ====           ====           ====

Managed delinquency as a percentage of managed consumer receivables improved substantially from both the prior quarter and the prior year quarter. Dollars of delinquency were flat compared with the prior quarter and better than expected. Real estate secured delinquency continued to benefit from the growing percentage of loans in our portfolio on which we hold a first lien position. The improving trend in MasterCard and Visa delinquency was negatively impacted in the quarter by the acquisition of the non-prime Renaissance portfolio. The increase in other unsecured delinquency over the prior year quarter is attributable to continued seasoning in our Beneficial unsecured products.

The trends impacting owned consumer delinquency as a percent of owned receivables are generally consistent with those described above for our managed portfolio. Owned delinquency by product is comparable to managed except for MasterCard/Visa and other unsecured whose owned delinquency is greater due to the retention of receivables on balance sheet that do not meet the eligibility criteria for securitization.

Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

----------------------------------------------------------------------------------------------
                             First         Fourth          Third         Second          First
                           Quarter        Quarter        Quarter        Quarter        Quarter
                              2000           1999           1999           1999           1999
----------------------------------------------------------------------------------------------
Managed:
 Real estate secured           .52%           .54%           .58%           .64%           .55%
 Auto finance                 5.25           5.43           4.55           4.41           5.45
 MasterCard/Visa              5.69           5.57           6.15           7.30           7.59
 Private label                5.65           5.88           5.60           5.57           5.53
 Other unsecured              7.41           6.98           7.06           5.61           6.36
                              ----           ----           ----           ----           ----
Total                         4.00%          3.96%          4.09%          4.10%          4.37%
                              ====           ====           ====           ====           ====
Owned                         3.53%          3.62%          3.63%          3.54%          3.92%
                              ====           ====           ====           ====           ====

Managed net chargeoffs as a percent of average managed consumer receivables for the first quarter of 2000 was essentially flat compared to the prior quarter. Increases in our other unsecured portfolio which were driven by our Beneficial portfolio was substantially offset by decreases in our real estate secured and auto finance portfolios.

The improved managed chargeoff ratio compared with the prior year quarter primarily was due to lower chargeoffs in our MasterCard/Visa portfolio.

The trends impacting owned net chargeoffs as a percent of owned receivables are generally consistent with those described above for our managed portfolio. Owned chargeoffs for our real estate secured and private label products are comparable to managed chargeoffs. Chargeoffs for MasterCard/Visa and other unsecured on an owned basis are higher due to the difference in credit quality and seasoning of the receivables which remain on our balance sheet. Chargeoffs for auto finance receivables on an owned basis are lower due to the predominantly unseasoned nature of the receivables which remain on balance sheet.

Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

-------------------------------------------------------------------------------------------
(In millions)                       3/31/00    12/31/99     9/30/99     6/30/99     3/31/99
-------------------------------------------------------------------------------------------
Owned assets:
 Nonaccrual receivables            $1,503.6    $1,444.6    $1,421.8    $1,271.9    $1,192.2
 Accruing consumer receivables
   90 or more days delinquent         570.5       550.4       573.7       567.0       601.7
 Renegotiated commercial loans         12.3        12.3        12.3        12.3        12.3
                                   --------    --------    --------    --------    --------
 Total nonperforming receivables    2,086.4     2,007.3     2,007.8     1,851.2     1,806.2
 Real estate owned                    301.0       271.5       234.4       249.6       244.7
                                   --------    --------    --------    --------    --------
 Total nonperforming assets        $2,387.4    $2,278.8    $2,242.2    $2,100.8    $2,050.9
                                   ========    ========    ========    ========    ========
 Credit loss reserves as a
   percent of nonperforming
   receivables                         91.5%       87.5%       87.2%       93.9%       95.8%
                                   --------    --------    --------    --------    --------
Managed assets:
 Nonaccrual receivables            $1,934.2    $1,912.6    $1,803.5    $1,667.4    $1,597.5
 Accruing consumer receivables
   90 or more days delinquent         755.0       739.9       751.5       747.3       819.8
 Renegotiated commercial loans         12.3        12.3        12.3        12.3        12.3
                                   --------    --------    --------    --------    --------
 Total nonperforming
   receivables                      2,701.5     2,664.8     2,567.3     2,427.0     2,429.6
 Real estate owned                    301.0       271.5       234.4       249.6       244.7
                                   --------    --------    --------    --------    --------
 Total nonperforming assets        $3,002.5    $2,936.3    $2,801.7    $2,676.6    $2,674.3
                                   ========    ========    ========    ========    ========
 Credit loss reserves as
   a percent of nonperforming
   receivables                        105.9%      100.1%      101.5%      104.0%      104.7%
                                   --------    --------    --------    --------    --------

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and
             Preferred Stock Dividends.

       27    Financial Data Schedule.

       99.1  Debt and Preferred Stock Securities Ratings.

  (b)  Reports on Form 8-K

       During the first quarter of 2000, the registrant filed a Current Report on Form 8-K dated January 19, 2000 with respect to the financial results of Household
       International, Inc., for the quarter and year ended
       December 31, 1999.

                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOUSEHOLD INTERNATIONAL, INC.
                              -----------------------------
                              (Registrant)



Date:  May 10, 2000           By: /s/ David A. Schoenholz
       ------------           ---------------------------
                              David A. Schoenholz
                              Group Executive -
                              Chief Financial Officer
                              and on behalf of
                              Household International, Inc.

                           Exhibit Index
                           -------------

       12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and
               Preferred Stock Dividends.

       27      Financial Data Schedule.

       99.1    Debt and Preferred Stock Securities Ratings.