Form 10-Q
period 2000-06-30
HOUSEHOLD INTERNATIONAL INC
filed 2000-08-11
CIK 354964

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

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

                                 (847) 564-5000
                                 --------------

               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 2000, there were 472,354,186 shares of registrant's common stock outstanding.

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES


                                Table of Contents


PART I.      Financial Information                                         Page
                                                                           ----
     Item 1. Financial Statements

             Condensed Consolidated Statements of Operations
             (Unaudited) - Three Months and Six Months
             Ended June 30, 2000 and 1999..................................   2

             Condensed Consolidated Balance Sheets -
             June 30, 2000 (Unaudited) and December 31, 1999...............   3

             Condensed Consolidated Statements of Cash Flows
             (Unaudited) - Six Months Ended
             June 30, 2000 and 1999........................................   4

             Financial Highlights..........................................   5

             Notes to Interim Condensed Consolidated Financial
             Statements (Unaudited)........................................   6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................  13



PART II.     Other Information

     Item 4. Submission of Matters to a Vote of Security Holders...........  24

     Item 6. Exhibits and Reports on Form 8-K..............................  25

     Signature.............................................................  26

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------

All amounts, except per share data, are stated in millions.

------------------------------------------------------------------------------------------------------
                                                    Three months ended                Six months ended
                                                              June 30,                        June 30,
                                                    2000          1999            2000            1999
------------------------------------------------------------------------------------------------------
Finance income                                  $2,074.2      $1,583.0        $3,990.2       $3,081.6
Other interest income                                9.2           7.4            18.1           17.3
Interest expense                                   933.0         661.2         1,754.7        1,310.1
                                                ---------     ---------       ---------       --------
Net interest margin                              1,150.4         929.2         2,253.6        1,788.8
Provision for credit losses on owned
   receivables                                     495.6         407.3         1,017.7          825.1
                                                ---------     ---------       ---------       --------
Net interest margin after provision for
   credit losses                                   654.8         521.9         1,235.9          963.7
                                                ---------     ---------       ---------       --------
Securitization income                              355.6         312.5           702.0          637.4
Insurance revenues                                 131.8         132.6           266.8          274.8
Investment income                                   42.5          41.8            83.3           83.0
Fee income                                         195.9         135.8           375.2          265.5
Other income                                        31.9          38.4           165.2          147.6
                                                ---------     ---------       ---------       --------
Total other revenues                               757.7         661.1         1,592.5        1,408.3
                                                ---------     ---------       ---------       --------
Salaries and fringe benefits                       378.9         298.6           723.8          582.7
Occupancy and equipment expense                     75.6          66.6           151.1          133.4
Other marketing expenses                           125.3          84.0           258.4          172.5
Other servicing and administrative expenses        144.1         142.3           330.9          304.9
Amortization of acquired intangibles
   and goodwill                                     38.9          36.0            82.1           72.3
Policyholders' benefits                             64.3          69.4           131.2          138.0
                                                ---------     ---------       ---------       --------
Total costs and expenses                           827.1         696.9         1,677.5        1,403.8
                                                ---------     ---------       ---------       --------
Income before income taxes                         585.4         486.1         1,150.9          968.2
Income taxes                                       201.5         159.2           394.1          320.5
                                                ---------     ---------       ---------       --------
Net income                                      $  383.9      $  326.9        $  756.8        $ 647.7
                                                =========     =========       =========       ========

Earnings per common share:
   Net income                                   $  383.9      $  326.9        $  756.8        $ 647.7
   Preferred dividends                              (2.3)         (2.3)           (4.6)          (4.6)
                                                ---------     ---------       ---------       --------
   Earnings available to
     common shareholders                        $  381.6      $  324.6        $  752.2        $ 643.1
                                                =========     =========       =========       ========
   Average common shares                           473.3         479.1           471.9          481.8
   Average common and common equivalent         ---------     ---------       ---------       --------
     shares                                        477.0         484.3           475.5          487.2
                                                ---------     ---------       ---------       --------
   Basic earnings per common share              $     .80     $     .67       $    1.59       $   1.33
   Diluted earnings per common share                  .80           .67            1.58           1.32
                                                ---------     ---------       ---------       --------
Dividends declared per common share                   .19           .17             .36            .34
                                                ---------     ---------       ---------       --------


See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------

In millions, except share data
--------------------------------------------------------------------------------
                                                        June 30,   December 31,
                                                          2000         1999
--------------------------------------------------------------------------------
ASSETS                                                (UNAUDITED)
Cash                                                  $     478.8  $     270.6
Investment securities                                     3,263.6      3,128.1
Receivables, net                                         61,122.8     52,158.4
Acquired intangibles and goodwill, net                    1,781.0      1,590.4
Properties and equipment, net                               492.5        476.4
Real estate owned                                           323.5        271.5
Other assets                                              3,007.5      2,854.0
                                                      -----------  -----------
Total assets                                          $  70,469.7  $  60,749.4
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
     Deposits                                         $   8,106.6  $   4,980.0
     Commercial paper, bank and other borrowings         10,934.7     10,777.8
     Senior and senior subordinated debt (with
         original maturities over one year)              40,035.1     34,887.3
                                                      -----------  -----------
Total debt                                               59,076.4     50,645.1
Insurance policy and claim reserves                       1,289.6      1,308.9
Other liabilities                                         2,039.6      1,805.1
                                                      -----------  -----------
Total liabilities                                        62,405.6     53,759.1
                                                      -----------  -----------
Company obligated mandatorily redeemable
     preferred securities of subsidiary trusts*             675.0        375.0
                                                      -----------  -----------
Preferred stock                                             164.4        164.4
                                                      -----------  -----------
Common shareholders' equity:
     Common stock, $1.00 par value, 750,000,000
         shares authorized, 550,603,738 and
         550,431,057 shares issued at June 30, 2000
         and December 31, 1999, respectively                550.6        550.4
     Additional paid-in capital                           1,882.0      1,780.8
     Retained earnings                                    6,920.7      6,338.7
     Accumulated other comprehensive income                (257.7)      (256.9)
     Less common stock in treasury, 77,836,657 and
         82,519,612 shares at June 30, 2000 and
         December 31, 1999, respectively, at cost        (1,870.9)    (1,962.1)
                                                      -----------  -----------
Total common shareholders' equity                         7,224.7      6,450.9
                                                      -----------  -----------
Total liabilities and shareholders' equity            $  70,469.7  $  60,749.4
                                                      ===========  ===========

* As described in note 8 to the financial statements, the sole assets of the four trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in June 2000, March 1998, June 1996 and June 1995, bearing interest at 10.00, 7.25, 8.70 and 8.25 percent, respectively, with principal balances of $309.3, $206.2, $103.1 and $77.3 million, respectively, and due June 30, 2030, December 31, 2037, June 30, 2036 and June 30, 2025, respectively.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

-------------------------------------------------------------------------------------

In millions.
-------------------------------------------------------------------------------------
Six months ended June 30                                        2000          1999
-------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                                  $     756.8   $    647.7
Adjustments to reconcile net income to cash
     provided by operations:
     Provision for credit losses on owned receivables           1,017.7        825.1
     Insurance policy and claim reserves                           60.8         23.8
     Depreciation and amortization                                150.5        150.2
     Other, net                                                   212.2         (3.9)
                                                             ----------    ---------
Cash provided by operations                                     2,198.0      1,642.9
                                                             ----------    ---------
INVESTMENTS IN OPERATIONS
Investment securities:
     Purchased                                                   (448.5)      (785.1)
     Matured                                                      236.4        286.1
     Sold                                                          33.8        465.9
Short-term investment securities, net change                      103.3         95.4
Receivables:
     Originations, net                                        (18,640.7)   (14,322.9)
     Purchases and related premiums                            (4,002.4)    (1,296.6)
     Sold                                                      12,720.7     11,097.8
Acquisition of business operations                                (87.1)        --
Properties and equipment purchased                                (74.9)       (76.9)
Properties and equipment sold                                       5.3         15.6
                                                             ----------    ---------
Cash decrease from investments in operations                  (10,154.1)    (4,520.7)
                                                             ----------    ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change                    (2.9)       220.4
Time certificates, net change                                   2,791.5        250.5
Senior and senior subordinated debt issued                      9,038.6      6,516.8
Senior and senior subordinated debt retired                    (3,730.1)    (3,726.0)
Policyholders' benefits paid                                      (63.0)       (67.2)
Cash received from policyholders                                   28.7         41.7
Shareholders' dividends                                          (174.8)      (167.9)
Purchase of treasury stock                                        (69.3)      (434.5)
Issuance of common stock                                           41.4         15.7
Issuance of company obligated mandatorily redeemable
     preferred securities of subsidiary trusts                    300.0         --
                                                             ----------    ---------
Cash increase from financing and
     capital transactions                                       8,160.1      2,649.5
                                                             ----------    ---------
Effect of exchange rate changes on cash                             4.2         (7.4)
                                                             ----------    ---------
Increase (decrease)in cash                                        208.2       (235.7)
Cash at January 1                                                 270.6        457.4
                                                             ----------    ---------
Cash at June 30                                             $     478.8   $    221.7
                                                             ==========    =========
Supplemental cash flow information:
Interest paid                                               $   1,814.8   $  1,329.0
                                                             ----------    ---------
Income taxes paid                                                 489.4        162.6
                                                             ----------    ---------
Supplemental non-cash investing and financing activities:
Common stock issued for acquisition                         $     209.4         --
                                                             ----------    ---------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

-------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended          Six Months Ended
                                                                              June 30,                  June 30,
All dollar amounts are stated in millions, except share data.         2000        1999           2000       1999
-------------------------------------------------------------------------------------------------------------------
Net income                                                          $383.9    $  326.9        $ 756.8   $  647.7
Diluted earnings per common share                                      .80         .67           1.58       1.32
Net interest margin and other revenues(1)                          1,843.8     1,520.9        3,714.9    3,059.1
Return on average common shareholders'                                21.5%       20.9%          21.8%      20.6%
    equity, annualized
Return on average owned assets, annualized                            2.27        2.37           2.32       2.38
Return on average managed assets,
  annualized                                                          1.78        1.78           1.80       1.77
Managed basis efficiency ratio (2)                                    36.5        36.0           36.3       35.8


--------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,     December 31,
All dollar amounts are stated in millions.                                                     2000             1999
--------------------------------------------------------------------------------------------------------------------
Total assets:
    Owned                                                                                $ 70,469.7       $ 60,749.4
    Managed                                                                                89,035.9         80,188.3

Receivables:
    Owned                                                                                  61,378.8       $ 52,289.4
    Serviced with limited recourse                                                         18,566.2         19,438.9
                                                                                          ---------       ----------
    Managed                                                                              $ 79,945.0       $ 71,728.3
                                                                                          ---------       ----------
Total shareholders' equity as a percent of owned assets (3)                                   11.44%           11.51%
                                                                                          ---------       ----------
Total shareholders' equity as a percent of managed
    assets (3)                                                                                 9.06             8.72
                                                                                          ---------       ----------
Tangible equity to tangible managed assets (4)                                                 7.23             6.96
                                                                                          ---------       ----------


(1)   Net of policyholders' benefits.

(2) Ratio of operating expenses to managed net interest margin and other revenues less policyholders' benefits.

(3) Total shareholders' equity includes common shareholders' equity, preferred stock and company obligated mandatorily redeemable preferred securities of subsidiary trusts.

(4) Tangible equity consists of total shareholders' equity, excluding unrealized gains and losses on investments, less acquired intangibles and goodwill. Tangible managed assets represent total managed assets less acquired intangibles and goodwill.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
--------------------------
The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2000 should not be considered indicative of the results for any future quarters or the year ending December 31, 2000. Household and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 1999.


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


3.   INVESTMENT SECURITIES
--------------------------


Investment securities consisted of the following available-for-sale investments:
---------------------------------------------------------------------------------------------------
In millions.                                      June 30, 2000                   December 31, 1999
---------------------------------------------------------------------------------------------------
                                       Amortized            Fair         Amortized             Fair
                                            Cost           Value              Cost            Value
                                        --------        --------          --------         --------
Marketable equity securities           $    34.5       $    34.2         $    32.7        $    33.4
Corporate debt securities                1,921.8         1,800.3           1,790.4          1,692.3
U.S. government and federal
     agency debt securities                601.7           593.2             248.6            236.7
Other                                      793.6           793.7           1,128.0          1,127.5
                                        --------        --------          --------         --------
Subtotal                                 3,351.6         3,221.4           3,199.7          3,089.9
Accrued investment income                   42.2            42.2              38.2             38.2
                                        --------        --------          --------         --------
Total investment securities            $ 3,393.8       $ 3,263.6         $ 3,237.9        $ 3,128.1
                                        ========        ========          ========         ========


4.   RECEIVABLES
----------------
Receivables consisted of the following:
------------------------------------------------------------------------------
                                                      June 30,   December 31,
In millions.                                              2000           1999
------------------------------------------------------------------------------
Real estate secured                                $  32,168.5     $ 24,661.9
Auto finance                                           1,753.7        1,233.5
MasterCard/Visa                                        7,013.7        6,314.4
Private label                                          9,801.3       10,119.7
Other unsecured                                        9,947.9        9,151.6
Commercial and other                                     693.7          808.3
                                                     ---------       --------
Total owned receivables                               61,378.8       52,289.4

Accrued finance charges                                1,093.1          879.3
Credit loss reserve for owned receivables             (1,986.5)      (1,757.0)
Unearned credit insurance premiums and
     claims reserves                                    (593.7)        (569.3)
Amounts due and deferred from
     receivables sales                                 2,192.8        2,225.6
Reserve for receivables serviced with
     limited recourse                                   (961.7)        (909.6)
                                                     ---------       --------
Total owned receivables, net                          61,122.8       52,158.4
Receivables serviced with limited recourse            18,566.2       19,438.9
                                                     ---------       --------
Total managed receivables, net                     $  79,689.0     $ 71,597.3
                                                     =========       ========

Receivables serviced with limited recourse consisted of the following:
------------------------------------------------------------------------------
                                                      June 30,   December 31,
In millions.                                              2000        1999
------------------------------------------------------------------------------
Real estate secured                                $   1,796.2     $  2,273.6
Auto finance                                           2,097.1        1,806.3
MasterCard/Visa                                        8,873.6        9,478.7
Private label                                          1,150.0        1,150.0
Other unsecured                                        4,649.3        4,730.3
                                                     ---------       --------
Total receivables serviced with limited recourse   $  18,566.2     $ 19,438.9
                                                     =========       ========

The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:
------------------------------------------------------------------------------
                                                      June 30,   December 31,
In millions.                                              2000           1999
------------------------------------------------------------------------------
Real estate secured                                $  33,964.7    $  26,935.5
Auto finance                                           3,850.8        3,039.8
MasterCard/Visa                                       15,887.3       15,793.1
Private label                                         10,951.3       11,269.7
Other unsecured                                       14,597.2       13,881.9
Commercial and other                                     693.7          808.3
                                                     ---------       --------
Total managed receivables                          $  79,945.0     $ 71,728.3
                                                     =========       ========

The amounts due and deferred from receivables sales included unamortized securitization assets and funds set up under the recourse requirements for certain sales totaling $2,283.0 million at June 30, 2000 and $2,230.5 million at December 31, 1999. It also included net customer payments which we owed to the securitization trustee of $89.8 million at June 30, 2000 and $68.9 million at December 31, 1999.

The reserve for receivables serviced with limited recourse represents our best estimate of probable losses on these receivables.

5.   CREDIT LOSS RESERVES
-------------------------
An analysis of credit loss reserves for the three and six months ended June 30 was as follows:

--------------------------------------------------------------------------------------------------------
                                                         Three Months Ended             Six Months Ended
                                                                   June 30,                     June 30,
In millions.                                            2000           1999           2000          1999
--------------------------------------------------------------------------------------------------------
Owned receivables:
  Credit loss reserves at
     beginning of period                            $1,909.7       $1,729.7      $ 1,757.0      $1,734.2
  Provision for credit losses                          495.6          407.3        1,017.7         825.1
  Chargeoffs                                          (524.9)        (461.7)      (1,050.6)       (942.4)
  Recoveries                                            50.9           53.7           94.4         102.3
  Portfolio acquisitions, net                           55.2            8.6          168.0          18.4
  Credit loss reserves for owned                     -------        -------       --------       -------
   receivables at June 30                            1,986.5        1,737.6        1,986.5       1,737.6
                                                     -------        -------       --------       -------
Receivables serviced with limited recourse:
  Credit loss reserves at                              951.4          814.8          909.6         813.9
   beginning of period
  Provision for credit losses                          248.7          223.8          542.8         477.5
  Chargeoffs                                          (257.1)        (265.6)        (521.8)       (541.4)
  Recoveries                                            15.2           14.4           30.1          28.8
  Other, net                                             3.5           (1.0)           1.0           7.6
                                                     -------        -------       --------       -------
  Credit loss reserves for
   receivables serviced with
   limited recourse at June 30                         961.7          786.4          961.7         786.4
Total credit loss reserves for                       -------        -------       --------       -------
  managed receivables at June 30                    $2,948.2       $2,524.0      $ 2,948.2      $2,524.0
                                                     =======        =======        ========      =======




The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves.

6.   INCOME TAXES
-----------------
Our effective tax rate was 34.2 percent for the six months ended June 30, 2000 and 33.1 percent for the first six months of 1999. The effective tax rate differs from the statutory federal income tax rate in these years primarily because of the effects of state and local income taxes and leveraged lease tax benefits.


7.   EARNINGS PER COMMON SHARE
------------------------------
Computations of earnings per common share for the three and six months ended June 30 were as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended
                                                                                                        June 30,
In millions, except per share data.                                             2000                        1999
----------------------------------------------------------------------------------------------------------------
                                                              Diluted           Basic         Diluted      Basic
                                                              -------          ------         -------     ------
Earnings:
     Net income                                                $383.9          $383.9         $ 326.9     $326.9
     Preferred dividends                                         (2.3)           (2.3)           (2.3)      (2.3)
                                                                -----           -----           -----      -----
Earnings available to common
     shareholders                                              $381.6          $381.6          $324.6     $324.6
                                                                =====           =====           =====      =====
Average shares:
     Common                                                     473.3           473.3           479.1      479.1
     Common equivalents                                           3.7               -             5.2          -
                                                                -----           -----           -----      -----
Total                                                           477.0           473.3           484.3      479.1
                                                                =====           =====           =====      =====
Earnings per common share                                      $  .80          $  .80          $  .67     $  .67
                                                                =====           =====           =====      =====

----------------------------------------------------------------------------------------------------------------
                                                                                                Six Months Ended
                                                                                                        June 30,
In millions, except per share data.                                             2000                        1999
----------------------------------------------------------------------------------------------------------------
                                                              Diluted           Basic         Diluted      Basic
                                                              -------          ------         -------     ------
Earnings:
     Net income                                                $756.8          $756.8          $647.7     $647.7
     Preferred dividends                                         (4.6)           (4.6)           (4.6)      (4.6)
                                                                -----           -----           -----      -----
Earnings available to common
     shareholders                                              $752.2          $752.2          $643.1     $643.1
                                                                =====           =====           =====      =====
Average shares:
     Common                                                     471.9           471.9           481.8      481.8
     Common equivalents                                           3.6              -              5.4          -
                                                                -----           -----           -----      -----
Total                                                           475.5           471.9           487.2      481.8
                                                                =====           =====           =====      =====
Earnings per common share                                      $ 1.58          $ 1.59          $ 1.32     $ 1.33
                                                                =====           =====           =====      =====

8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS.
--------------------------------------------------------------------------------

We have formed special purpose trusts for the purpose of issuing trust preferred securities including Household Capital Trust V which issued $300 million of trust preferred securities in June 2000. The sole assets of these trusts are Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Notes") issued by Household. The following table summarizes our company obligated mandatorily redeemable preferred securities of subsidiary trusts ("Preferred Securities") and the related Junior Subordinated Notes (in millions):

-----------------------------------------------------------------------------------------------------

                                                Preferred
                                                Securities               Junior Subordinated Notes
-----------------------------------------------------------------------------------------------------
                                                                            Redeemable
                        Interest       Face       Issue       Principal      By Issuer        Stated
Issuer                    rate        Value        date        balance       Beginning       Maturity
------                  ---------   ---------   --------      ---------     ----------       --------
Household Capital                                  June                       June 8,        June 30,
Trust V ("HCT V")        10.00%        $300        2000         $309.3          2005           2030

Household Capital                                  March                     March 19,       December
Trust IV ("HCT IV")       7.25%         200        1998          206.2          2003         31, 2037

Household Capital                                  June                      June 30,        June 30,
Trust II ("HCT II")       8.70%         100        1996          103.1          2001           2036

Household Capital                                  June                      June 30,        June 30,
Trust I ("HCT I")         8.25%          75        1995           77.3          2000           2025

-----------------------------------------------------------------------------------------------------

The Preferred Securities must be redeemed when the Junior Subordinated Notes are paid. The Junior Subordinated Notes have a stated maturity date, but are redeemable by Household in whole or in part beginning on the dates indicated above at which time the preferred securities are callable at par ($25 per Preferred Security) plus accrued and unpaid dividends. Dividends on the Preferred Securities are cumulative, payable quarterly in arrears, and are deferrable at Household's option for up to five years. Household cannot pay dividends on its preferred and common stocks during such deferments. The Preferred Securities have a liquidation value of $25 per preferred security. HCT I may elect to extend the maturity of its preferred securities to June 2044. Dividends on the Preferred Securities have been classified as interest expense in our statement of income.

HCT I, HCT II, HCT IV, and HCT V (collectively, "the Trusts") are wholly-owned subsidiaries of Household. Household's obligations with respect to the Junior Subordinated Notes, when considered together with certain undertakings of Household with respect to the Trusts, constitute full and unconditional guarantees by Household of the Trust's obligations under the respective Preferred Securities. The Preferred Securities are classified in our balance sheet as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interests in the trusts) at their face and redemption amount of $675 million at June 30, 2000 and $375 million at December 31, 1999.

9.   FORWARD PURCHASE AGREEMENT
-------------------------------
As of June 30, 2000, we had entered into agreements to purchase, on a forward basis, approximately 6.8 million shares of our common stock at a weighted average forward price of $38.13 per share. The agreements may be settled either physically by purchasing the shares or on a net basis in shares of our common stock, at our option. The agreements have terms of up to one year but may be settled earlier at our option. During the current quarter, settlements from these forward purchase agreements resulted in our receiving 1.3 million shares of our common stock at an average cost of $35.40 per share.

10.  COMPREHENSIVE INCOME
-------------------------
Comprehensive income was $333.5 million for the quarter ended June 30, 2000, $263.0 million for the quarter ended June 30, 1999, $756.0 million for the six months ended June 30, 2000 and $547.0 million for the six months ended June 30, 1999.

The components of accumulated other comprehensive income are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                              June 30, December 31,
In millions.                                                                                      2000        1999
-------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                                                     $  (229.8)    $ (185.6)
Unrealized gain (loss) on investments, net                                                       (27.9)       (71.3)
                                                                                              --------      -------
    Accumulated other comprehensive income                                                   $  (257.7)    $ (256.9)
                                                                                              ========      =======


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

Information about our reportable segments for the second quarter and first six months of 2000 compared to the corresponding prior year periods was as follows:

--------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                         Three Months Ended
Owned Basis                                                     June 30,                                    June 30,
In millions.                                                        2000                                        1999
--------------------------------------------------------------------------------------------------------------------
                                                      Total                                      Total
                                        Total        Credit        Inter-         Total         Credit       Inter-
                                     Consumer          Card      national      Consumer           Card     national
                                     --------      --------       -------      --------       --------     --------
Net interest margin and
   other revenues (1)               $ 1,192.3     $   479.7      $  191.7     $   975.4      $   315.5     $  198.4
Intersegment revenues                    53.3           7.5           1.2          28.6            2.4           .8
Segment net income                      304.5          48.1          42.1         228.0           29.0         51.9
Total segment assets                 50,863.8       7,307.3       7,319.3      38,064.6        6,142.5      7,122.1
Total segment assets -
   managed                           59,748.4      15,981.2       8,483.8      46,375.8       14,639.3      8,240.6
                                     --------      --------       -------      --------       --------      -------

--------------------------------------------------------------------------------------------------------------------
                                                         Six Months Ended                           Six Months Ended
Owned Basis                                                      June 30,                                   June 30,
In millions.                                                         2000                                       1999
--------------------------------------------------------------------------------------------------------------------
                                                      Total                                      Total
                                        Total        Credit        Inter-         Total         Credit       Inter-
                                     Consumer          Card      national      Consumer           Card     national
                                     --------      --------       -------      --------       --------     --------
Net interest margin and
   other revenues (1)               $ 2,352.3       $ 878.4      $  428.9     $ 1,913.4      $   608.0     $  392.0
Intersegment revenues                    91.2          15.6           2.4          60.0            5.1          1.6
Segment net income                      545.7          77.4         106.4         436.0           41.1         98.1
Total segment assets                 50,863.8       7,307.3       7,319.3      38,064.6        6,142.5      7,122.1
Total segment assets -
   managed                           59,748.4      15,981.2       8,483.8      46,375.8       14,639.3      8,240.6
                                     --------      --------       -------      --------       --------      -------


(1) Net interest margin and other revenues, including intersegment revenues, net of policyholders' benefits.

A reconciliation of the total reportable segments' net income to consolidated net income for the second quarter and first six months of 2000 and 1999 is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended           Six Months Ended
                                                                                June 30,                   June 30,
In millions.                                                        2000           1999            2000        1999
--------------------------------------------------------------------------------------------------------------------
Reportable segment net income                                       $394.7        $308.9        $729.5       $575.2
Other operations not individually reportable                          28.8          45.7          97.0        128.3
Adjustments/eliminations                                             (39.6)        (27.7)        (69.7)       (55.8)
                                                                     -----         -----         -----        -----
Total consolidated net income                                       $383.9        $326.9        $756.8       $647.7
                                                                     =====         =====         =====        =====

12.    ACCOUNTING PRONOUNCEMENTS
--------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement. FASB Statement No. 137 deferred our required adoption of FAS No. 133 to January 1, 2001. FASB Statement No. 138, which addressed a limited number of issues causing implementation difficulties, was issued in June 2000. We have not yet quantified the impact of these pronouncements on our financial statements.

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

OPERATIONS SUMMARY
------------------
Our net income for the second quarter of 2000 increased 17 percent to $383.9 million, from $326.9 million a year ago. Net income for the first six months of 2000 was $756.8 million, compared to $647.7 million in the year ago period. Diluted earnings per share was $.80 in the second quarter and $1.58 for the first six months of 2000, compared to $.67 and $1.32 in the same periods in 1999. These improved results were due to strong revenue growth driven by significant receivable growth, partially offset by higher operating expenses from the portfolio growth as well as increased technology, marketing and e-commerce spending. In addition, our year-to-date earnings included higher net income in the first quarter from our tax refund anticipation loan ("RAL") business which contributed $.12 per share to first quarter 2000 earnings compared to $.10 in 1999.

Our annualized return on average common shareholders' equity ("ROE")was 21.5 percent for the second quarter of 2000 and 21.8 percent for the first six months of 2000, compared to 20.9 percent and 20.6 percent in the same periods in 1999. Our annualized return on average owned assets ("ROA") was 2.27 percent in the second quarter of 2000 and 2.32 percent for the first six months of 2000, compared to 2.37 percent and 2.38 percent in the same periods in 1999. Our annualized return on average managed assets ("ROMA") was 1.78 percent in the second quarter of 2000 and 1.80 percent for the first six months of 2000, compared to 1.78 percent and 1.77 percent in the same periods in 1999.

Our normalized managed basis efficiency ratio was 36.5 percent for the second quarter of 2000 and 36.3 percent for the first six months of 2000 compared to
36.0 percent and 35.8 percent in the same periods in 1999. The efficiency ratio is the ratio of operating expenses to the sum of our managed net interest margin and other revenues less policyholders' benefits. The higher managed ratio reflects additional technology, marketing and e-commerce spending and costs related to the addition of the Renaissance platform in the first quarter of 2000.

SEGMENT RESULTS
---------------
Our Consumer segment reported improved results from the prior year periods. Managed receivables grew to $58.2 billion at June 30, 2000, from $53.8 billion at March 31, 2000 and $44.8 billion at June 30, 1999. Our higher managed receivables were driven by solid growth in real estate secured, other unsecured and auto finance receivables. In 2000, we acquired real estate secured portfolios of $3.7 billion, including a $1.5 portfolio in June 2000. ROA was
2.53 and 2.37 percent in the second quarter and first six months of 2000 compared to 2.45 and 2.40 percent in the year-ago periods. ROMA was 2.14 and
1.98 percent in the second quarter and first six months of 2000 compared to 1.99 and 1.93 percent in the year-ago periods. Operating results reflect higher dollars of net interest margin partially offset by higher salaries expense, including higher sales incentive compensation, and higher credit loss provision reflecting the increased levels of receivables.

Our credit card segment also reported improved results for the quarter. Managed receivables were $14.3 billion at June 30, 2000, $13.8 billion at March 31, 2000 and $13.1 billion at June 30, 1999. The increase over the previous quarter was primarily due to growth in our Renaissance portfolio and in our GM Card(R) portfolio due to the launch of the new GM Card in late March. This growth was partially offset by continued attrition in our legacy undifferentiated Household Bank branded portfolio on which we have limited marketing efforts. Compared with the prior year quarter, strong receivables growth in the Union Privilege ("UP") portfolio and the impact of the Renaissance acquisition was partially offset by the previously discussed attrition in our Household Bank branded portfolio. ROA was 2.66 and 2.25 percent in the second quarter and first six months of 2000 compared to 1.86 and 1.27 percent in the year-ago periods. ROMA was 1.22 and .99 percent in the second quarter and first six months of 2000 compared to .79 and
 .54 percent in the year-ago periods. The improvement in operating results primarily was due to increased net interest margin from better pricing and higher fee income which was partially offset by higher credit loss provision and increased marketing expenses.

Our International segment reported lower earnings in the second quarter compared with the prior year quarter, but higher earnings year-to-date compared with the prior year period. Managed receivables were $7.4 billion at June 30, 2000, $7.6 billion at March 31, 2000 and $7.1 billion at June 30, 1999. All products reported receivable growth during the quarter. This growth, however, was more than offset by unfavorable foreign exchange impact. Year-over-year receivables growth primarily was attributable to higher MasterCard* and Visa* receivables in the U.K., led by continued strong growth in the Goldfish Card, which we issue as part of our alliance with the Centrica Group, and marbles(TM), our Internet-based credit card that was launched in October 1999. ROA was 2.33 and
2.88 percent in the second quarter and first six months of 2000 compared to 2.95 and 2.79 percent in the year-ago periods. ROMA was 2.00 and 2.49 percent in the second quarter and first six months of 2000 compared to 2.54 and 2.39 percent in the year-ago period. The decrease in operating results for the quarter were primarily due to increases in marketing and e-commerce expenses. The improvement in operating results for the first half of the year primarily was due to increased revenues and higher receivables, partially offset by higher operating expenses, particularly marketing, resulting from portfolio growth.






* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

BALANCE SHEET REVIEW
--------------------
- Strong receivables growth was a key driver of our improved results. Total managed receivables increased 22 percent from a year ago to $79.9 billion. Excluding the $3.7 billion real estate secured and the $465 million Renaissance portfolios that we acquired this year, receivables were up 16 percent with real estate secured loans up 23 percent. All consumer products contributed to the year-over-year growth. The strongest contributor was our U.S. consumer finance business, which includes our real estate secured and unsecured products, which reported growth of 32 percent. The consumer finance growth was the result of favorable competitor and market conditions, improved customer retention, and increased productivity from our branch sales force who continue to benefit from our centralized lead management and point-of-sale system. Auto finance receivables increased $1.5 billion over last year to $3.9 billion. This business continued to benefit from favorable market conditions and an expanded collection and sales force.

     MasterCard and Visa receivables were up 7 percent from last year and were up 4 percent excluding the purchased Renaissance portfolio. Both our UP portfolio and our Goldfish card portfolio in the U.K. reported solid year-over-year growth. This growth was offset, as expected, by continued attrition in our undifferentiated Household Bank portfolio and reflects our strategy to de-emphasize this low margin business. Our sub-prime card program continued to expand. Including the receivables and accounts we purchased as part of the Renaissance acquisition, we now have almost 2.4 million accounts and over $900 million in receivables.

- Compared to March 31, 2000, managed receivables increased 6 percent. Excluding the $1.5 billion real estate secured portfolio acquired in June 2000, total managed receivables increased 4 percent and receivables in our consumer finance business increased 6 percent. MasterCard and Visa receivables grew over 2 percent in the quarter. Growth in the quarter was favorably impacted by the launch of the new GM Card where new account generation is exceeding our expectations. Private label receivables were flat in the quarter as we focused our attention on strengthening and expanding existing merchant relationships. Auto finance growth was also strong in the quarter.

- Owned receivables were $61.4 billion at June 30, 2000, up from $56.2 billion at March 31, 2000 and $47.5 billion at June 30, 1999. The level of our owned receivables may vary from period to period depending on the timing and size of securitization transactions.

- Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 4.25 percent, compared with 4.58 percent at March 31, 2000 and 4.96 percent at June 30, 1999. The annualized total consumer owned chargeoff ratio in the second quarter of 2000 was 3.27 percent, compared with 3.53 percent in the prior quarter and 3.54 percent in the year-ago quarter.

- Managed consumer two-months-and-over contractual delinquency as a percent of managed consumer receivables was 4.16 percent, compared with 4.43 percent at March 31, 2000 and 4.72 percent at June 30, 1999. The annualized total consumer managed chargeoff ratio in the second quarter of 2000 was
     3.74 percent, compared with 4.00 percent in the prior quarter and 4.10 percent in the year-ago quarter.

- The ratio of total shareholders' equity (including company obligated mandatorily redeemable preferred securities of subsidiary trusts) to total owned assets was 11.44 percent at June 30, 2000, compared with 11.51 percent at December 31, 1999. The ratio of total shareholders' equity to managed assets was 9.06 percent at June 30, 2000 and 8.72 percent at December 31, 1999.

- The ratio of tangible equity to tangible managed assets was 7.23 percent, compared with 6.96 percent at December 31, 1999. We expect this ratio to increase over the next several quarters to the 7.25 percent to 7.50 percent range.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our subsidiaries use cash to originate loans, purchase loans or investment securities and acquire businesses. Their main sources of cash are the collection of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt, deposits and securitization of consumer receivables; and cash provided by operations. Our liquidity and interest rate risk strategy continues to be conservative and we are largely unaffected by changes in rates. Assuming we were to take no action to mitigate the impact, at June 30, 2000, a gradual 100 basis point rise in rates over a twelve month period is projected to reduce our earnings per share by 6 cents.

In June 2000, a wholly-owned special purpose trust subsidiary issued $300 million of company obligated mandatorily redeemable preferred securities (representing the minority interest in the trust).

As of June 30, 2000, we had entered into agreements to purchase, on a forward basis, approximately 6.8 million shares of our common stock at a weighted average price of $38.13 per share. The agreements may be settled either physically by purchasing the shares or on a net basis in shares of our common stock, at our option. The agreements have terms of up to one year but may be settled earlier at our option. During the current quarter, settlements from these forward purchase agreements resulted in our receiving 1.3 million shares of our common stock at an average cost of $35.40 per share.

Since announcing our share repurchase program in March 1999, we have repurchased
18.8 million shares for a total of $782.2 million.

Deposits increased to $8.1 billion at June 30, 2000 from $5.0 billion at December 31, 1999. Commercial paper, bank and other borrowings increased to $10.9 billion at June 30, 2000 from $10.8 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) increased to $40.0 billion from $34.9 billion at year-end. The increase in debt levels from year end is consistent with the increase in owned receivables.

Our securitized portfolio of real estate secured, auto finance, MasterCard and Visa, private label and other unsecured receivables totaled $18.6 billion at June 30, 2000, compared with $19.4 billion at December 31, 1999.

We securitized (excluding replenishments of certificate holder interests) the following receivables:

------------------------------------------------------------------------------------------
                                          Three Months Ended              Six Months Ended
                                                    June 30,                      June 30,
In billions.                             2000           1999          2000            1999
------------------------------------------------------------------------------------------
Auto finance                          $    .4        $    .3        $    .9        $    .6
MasterCard/Visa                            .3             .4             .5             .6
Other unsecured                            .3              -            1.1             .3
                                       ------         ------         ------         ------
Total                                 $   1.0        $    .7        $   2.5        $   1.5
                                       ======         ======         ======         ======

We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. Although our securitized portfolio currently represents a smaller portion of our total funding mix, we plan to continue utilizing securitizations as a source of funding in the future. At June 30, 2000, 23 percent of our managed portfolio had been securitized compared to 27 percent a year ago.

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

We monitor our operations on a managed basis as well as on the owned basis shown in our statements of income. The managed basis assumes that the securitized receivables have not been sold and are still on our balance sheet. The income and expense items discussed above are reclassified from securitization income into the appropriate caption. Pro forma managed statements of income, which reflect these reclassifications, are presented below. The pro forma managed basis statement of income is not intended to reflect the differences between our accounting policies for owned receivables and the off-balance sheet portfolio, but merely to report net interest margin, fees and provision for loan losses as if the securitized loans were held in our portfolio. Therefore, net income on a pro forma managed basis equals net income on an owned basis.

Pro Forma Managed Statements of Income

----------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                            Six Months Ended
All dollar amounts are                                  June 30,                                    June 30,
stated in millions.                    2000     *           1999      *            2000      *           1999      *
----------------------------------------------------------------------------------------------------------------------
Finance and other interest
   income                        $  2,839.6   14.54%  $  2,273.1    13.84%   $  5,485.3    14.48%  $  4,482.4   13.71%
Interest expense                    1,244.8    6.37        908.9     5.53       2,365.0     6.24      1,823.1    5.57
                                  ---------   ------    --------    ------     --------   ------    ---------   ------
Net interest margin                 1,594.8    8.17      1,364.2     8.31       3,120.3     8.24      2,659.3    8.14
Provision for credit losses           744.3                631.1                1,560.5               1,302.6
                                  ---------             --------               --------             ---------
Net interest margin after
   provision for credit losses        850.5                733.1                1,559.8               1,356.7
                                  ---------             --------               --------             ---------
Insurance revenues                    131.8                132.6                  266.8                 274.8
Investment income                      42.5                 41.8                   83.3                  83.0
Fee income                            353.3                282.9                  686.1                 551.2
Securitization related
  income                                2.5                (45.8)                  67.2                 (41.3)
Other income                           31.9                 38.4                  165.2                 147.6
                                  ---------             --------               --------              ---------
Total other revenues                  562.0                449.9                1,268.6               1,015.3
                                  ---------             --------               --------             ---------
Salaries and fringe
  benefits                            378.9                298.6                  723.8                 582.7
Occupancy and equipment
  expense                              75.6                 66.6                  151.1                 133.4
Other marketing expenses              125.3                 84.0                  258.4                 172.5
Other servicing and
   administrative expenses            144.1                142.3                  330.9                 304.9
Amortization of acquired
   intangibles and goodwill            38.9                 36.0                   82.1                  72.3
Policyholders' benefits                64.3                 69.4                  131.2                 138.0
                                  ---------             --------               --------             ---------
Total costs and expenses              827.1                696.9                1,677.5               1,403.8
                                  ---------             --------               --------             ---------
Income before taxes                   585.4                486.1                1,150.9                 968.2
Income taxes                          201.5                159.2                  394.1                 320.5
                                  ---------             --------               --------             ---------
Net income                       $    383.9           $    326.9             $    756.8            $    647.7
                                  =========            =========              =========             =========

Average managed receivables      $ 77,101.6           $ 64,880.9             $ 74,724.7            $ 64,489.8
Average noninsurance
   investments                        563.0                376.5                  610.5                 467.0
Other interest-earning
   assets                             431.2                420.6                  428.6                 413.1
                                   --------            ---------               --------             ---------
Average managed interest-
   earning assets                $ 78,095.8           $ 65,678.0             $ 75,763.8            $ 65,369.9
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

Net interest margin
--------------------
Net interest margin on an Owned Basis was $1,150.4 million for the second quarter of 2000, up from $929.2 million for the prior year quarter. Net interest margin on an Owned Basis for the first six months of 2000 was $2,253.6 million, up from $1,788.8 million in the prior year period. Net interest margin on a Managed Basis increased 17 percent for both the quarter and six months to $1,594.8 and $3,120.3 million, respectively. The increases were primarily due to better pricing and receivable growth, which were partially offset by higher funding costs.

Net interest margin as a percent of average managed interest-earning assets, annualized, declined to 8.17 percent, down from 8.31 percent in both the previous and year-ago quarters. The decrease from the previous periods reflect the continued shift in the portfolio to lower margin real estate secured receivables and higher funding costs due to increases in interest rates. Compared to the prior year, the margin also reflects improved pricing in our consumer finance and MasterCard and Visa portfolios.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an Owned Basis for the second quarter of 2000 totaled $495.6 million, compared to $407.3 million in the prior year quarter. The Owned Basis provision for the first six months of 2000 was $1,017.7 million, compared to $825.1 million in the year-ago period. The provision as a percent of average owned receivables, annualized, was 3.38 percent in the second quarter of 2000 compared to 3.49 percent in the second quarter of 1999. The provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

The provision for credit losses for receivables on a Managed Basis totaled $744.3 million in the second quarter of 2000, compared to $631.1 million in the prior year quarter. The Managed Basis provision for the first six months of 2000 was $1,560.5 million, compared to $1,302.6 million in the year-ago period. As a percent of average managed receivables, annualized, the provision was 3.86 percent, compared to 3.89 percent in the second quarter of 1999. The Managed Basis provision includes the over-the-life reserve requirement on the off-balance sheet portfolio. This provision is impacted by the type and amount of receivables securitized in a given period and substantially offsets the income recorded on the securitization transactions. See "Liquidity and Capital Resources" for the type and amount of receivables securitized and "Credit Quality" for further discussion of factors affecting the provision for credit losses.

Other revenues
--------------
Securitization income on an Owned Basis was $355.6 and $702.0 million for the second quarter and the first six months of 2000, compared to $312.5 and $637.4 million for the same periods in 1999. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The increases are primarily due to changes in average securitized receivables and portfolio mix. The components of securitization income are reclassified to the appropriate caption in the Statements of Income on a Managed Basis.

Insurance revenues were $131.8 and $266.8 million in the second quarter and first six months of 2000 compared to $132.6 and $274.8 million in the year-ago periods. The decreases were primarily due to lower revenues in the United Kingdom.

Fee income on an Owned Basis, which includes revenues from fee-based products such as credit cards, was $195.9 and $375.2 million in the second quarter and first six months of 2000, compared to $135.8 and $265.5 million in the year-ago periods. The increases were primarily due to higher credit card fees from the Renaissance portfolio.

Fee income on a Managed Basis was $353.3 and $686.1 million in the second quarter and first six months of 2000 compared to $282.9 and $551.2 million in the year-ago periods. The increases were primarily due to higher credit card fees as discussed above.

Securitization related income on a Managed Basis, which includes the gross gains and amortization on our securitized portfolio, was $2.5 and $67.2 million in the second quarter and first six months of 2000 compared to ($45.8) and ($41.3) million in the year ago periods. Securitization related income will vary from quarter to quarter depending upon the amount and mix of securitizations in a particular period.

Other income was $31.9 and $165.2 million in the second quarter and first six months of 2000 compared to $38.4 and $147.6 million in the prior year periods. The decrease from the prior year quarter was primarily due to lower gains on sales of non-strategic assets. The increase for the six months was primarily due to higher income in our tax refund anticipation loan business. Increases in both the number of refund anticipation loans and the average balance of such loans was partially offset by reduced pricing.


Expenses
--------
Total costs and expenses for the second quarter and first six months of 2000 were $827.1 and $1,677.5 million compared to $696.9 and $1,403.8 million in the comparable prior year periods. Higher expenses were driven by higher receivable levels and increased technology, marketing and e-commerce spending. Our first quarter acquisition of Renaissance also contributed to increased expenses over the comparable prior year periods. Significant fluctuations were as follows:

Salaries and fringe benefits for the second quarter and first six months of 2000 were $378.9 and $723.8 million compared to $298.6 and $582.7 million in the second quarter and first six months of 1999. The increases were primarily due to higher sales incentive compensation and additional staffing to support growth in the consumer finance and credit card businesses and the impact of the Renaissance acquisition.

Occupancy and equipment expense for the second quarter and first six months of 2000 was $75.6 and $151.1 million compared to $66.6 and $133.4 million in the comparable prior year periods. The increases were primarily due to support facility growth associated with our Tampa, Florida collections center and branch facilities acquired with the first quarter real estate secured portfolio acquisition.

Other marketing expenses for the second quarter and first six months of 2000 were $125.3 and $258.4 million compared to $84.0 and $172.5 million in the comparable prior year periods. The increases were primarily due to increased credit card marketing initiatives.

Other servicing and administrative expenses for the second quarter and first six months of 2000 were $144.1 and $330.9 million compared to $142.3 and $304.9 million in the comparable prior year periods. The increase for the six month period was primarily due to e-commerce initiatives and increased costs resulting from the Renaissance and real estate secured loan portfolio acquisitions.

Amortization of acquired intangibles and goodwill for the second quarter and first six months of 2000 was $38.9 and $82.1 million compared to $36.0 and $72.3 million in the comparable prior year periods. The increases reflect higher goodwill amortization associated with the Renaissance acquisition.

CREDIT LOSS RESERVES
--------------------
Our consumer credit management policies focus on product type and specific portfolio risk factors. When evaluating credit risk, we believe that it is important to also consider risk adjusted revenue because our biggest protection against credit loss is the ability to price for it. Risk adjusted revenue on a Managed Basis was 7.37 percent and 7.59 percent for the second quarter and first six months of 2000 compared to 7.31 percent and 7.23 percent in the comparable prior year periods. Our consumer credit portfolio is diversified by product and geographic location. See Note 4, "Receivables" in the accompanying financial statements for receivables by product type and Note 5, "Credit Loss Reserves," for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the quarter.

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows


-----------------------------------------------------------------------------------------------------
                                     June 30,         March 31,        December 31,          June 30,
In millions.                           2000             2000               1999                1999
-----------------------------------------------------------------------------------------------------
Owned                               $1,986.5          $1,909.7           $1,757.0            $1,737.6
Serviced with limited                  961.7             951.4              909.6               786.4
  recourse                           -------           -------            -------             -------
Total                               $2,948.2          $2,861.1           $2,666.6            $2,524.0
                                     =======           =======            =======             =======

Managed credit loss reserves as a percent of nonperforming managed receivables were 113.0 percent, compared to 105.9 percent at March 31, 2000 and 104.0 percent at June 30, 1999.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

-------------------------------------------------------------------------------------------------
                                June 30,           March 31,        December 31,         June 30,
                                  2000               2000               1999               1999
-------------------------------------------------------------------------------------------------
Owned                             3.24%               3.40%             3.36%               3.66%
Managed                           3.69                3.79              3.72                3.86
                                 ------              ------             -----               -----

Reserve ratios at June 30, 2000 reflect improved credit quality and the impact of a growing percentage of secured loans. Real estate secured receivables represent 42 percent of our total managed receivables at June 30, 2000, compared to 41 percent at March 31, 2000 and 37 percent at June 30, 1999. MasterCard and Visa receivables were 20 percent at quarter end, down from 21 percent at March 31, 2000 and 23 percent at June 30, 1999. This continued shift in portfolio mix to secured products is important, as the loss severity for real estate secured loans is significantly less than for unsecured products such as credit cards.

CREDIT QUALITY
--------------
We track delinquency and chargeoff levels on a managed basis and we apply the same credit and portfolio management procedures as on our owned portfolio.

Delinquency
-----------
Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

---------------------------------------------------------------------------------------------------
                             6/30/00         3/31/00        12/31/99        9/30/99         6/30/99
---------------------------------------------------------------------------------------------------
Managed:
  Real estate secured          2.72%           2.99%           3.27%          3.46%           3.29%
  Auto finance                 1.99            1.52            2.43           2.26            1.87
  MasterCard/Visa              3.14            3.06            2.78           3.10            3.11
  Private label                5.77            5.94            5.97           6.66            6.62
  Other unsecured              7.92            8.56            8.81           8.57            8.17
                               ----            ----            ----           ----            ----
Total                          4.16%           4.43%           4.66%          4.89%           4.72%
                               ====            ====            ====           ====            ====
Owned                          4.25%           4.58%           4.81%          5.24%           4.96%
                               ====            ====            ====           ====            ====



Managed delinquency as a percent of managed consumer receivables improved for the third straight quarter and was substantially lower than both the prior quarter and the prior year quarter. Dollars of delinquency were also down compared with the prior quarter. On a sequential quarter basis, real estate secured delinquency continued to benefit from the growing percentage of loans in our portfolio on which we hold a first lien position. The increase in auto finance delinquency was due to seasonality. The decrease in our unsecured portfolio reflected the impact of adding additional collection staff. The increase in our MasterCard and Visa delinquency reflected the acquisition of the non-prime Renaissance portfolio.

The decrease in managed delinquency from the prior year quarter was primarily driven by improvements in our real estate secured portfolio for the reasons discussed above and improved collections in private label portfolio.

The trends impacting owned consumer delinquency as a percent of owned receivables are generally consistent with those described above for our managed portfolio. Owned delinquency by product is comparable to managed except for MasterCard and Visa and other unsecured whose owned delinquency is greater due to the retention of receivables on balance sheet that do not meet the eligibility criteria for securitization.

Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

----------------------------------------------------------------------------------------------------
                                     Second        First        Fourth          Third        Second
                                    Quarter      Quarter       Quarter        Quarter       Quarter
                                       2000         2000          1999           1999          1999
----------------------------------------------------------------------------------------------------
Managed:
  Real estate secured                 .47%           .52%          .54%           .58%          .64%
  Auto finance                       4.28           5.25          5.43           4.55          4.41
  MasterCard/Visa                    5.57           5.69          5.57           6.15          7.30
  Private label                      5.43           5.65          5.88           5.60          5.57
  Other unsecured                    7.68           7.41          6.98           7.06          5.61
                                     ----           ----          ----           ----          ----
Total                                3.74%          4.00%         3.96%          4.09%         4.10%
                                     ====           ====          ====           ====          ====
Owned                                3.27%          3.53%         3.62%          3.63%         3.54%
                                     ====           ====          ====           ====          ====

Managed net chargeoffs as a percent of average managed consumer receivables for the second quarter of 2000 decreased from the prior quarter and the prior year quarter. Dollars of chargeoff also declined on a sequential quarter basis. During the quarter, we experienced improved chargeoffs in all products except other unsecured where increases were driven largely by certain older Beneficial vintages.

The improvement in the managed chargeoff ratio over the prior year quarter primarily was due to lower chargeoffs in our real estate secured and MasterCard and Visa portfolio, partially offset by increases in our other unsecured portfolio as previously mentioned.

The trends impacting owned net chargeoffs as a percent of owned receivables are generally consistent with those described above for our managed portfolio. Owned chargeoffs for our real estate secured and private label products are comparable to managed chargeoffs. Chargeoffs for MasterCard and Visa and other unsecured receivables on an owned basis are higher due to the difference in credit quality and seasoning of the receivables which remain on our balance sheet. Chargeoffs for auto finance receivables on an owned basis are lower due to the predominantly unseasoned nature of the receivables which remain on balance sheet.

In millions.                                         6/30/00       3/31/00       12/31/99       9/30/99       6/30/99
---------------------------------------------------------------------------------------------------------------------
Owned assets:
  Nonaccrual receivables                            $1,462.4      $1,503.6       $1,444.6      $1,421.8      $1,271.9
  Accruing consumer receivables
    90 or more days delinquent                         571.8         570.5          550.4         573.7         567.0
  Renegotiated commercial loans                         12.3          12.3           12.3          12.3          12.3
                                                     -------       -------        -------       -------       -------
  Total nonperforming receivables                    2,046.5       2,086.4        2,007.3       2,007.8       1,851.2
  Real estate owned                                    323.5         301.0          271.5         234.4         249.6
                                                     -------       -------        -------       -------       -------
  Total nonperforming assets                        $2,370.0      $2,387.4       $2,278.8      $2,242.2      $2,100.8
                                                     =======       =======        =======       =======       =======
  Credit loss reserves as a
    percent of nonperforming
    receivables                                         97.1%        91.5%           87.5%         87.2%         93.9%
                                                     -------       -------        -------       -------       -------
Managed assets:
  Nonaccrual receivables                            $1,841.8      $1,934.2       $1,912.6      $1,803.5      $1,667.4
  Accruing consumer receivables
    90 or more days delinquent                         753.9         755.0          739.9         751.5         747.3
  Renegotiated commercial loans                         12.3          12.3           12.3          12.3          12.3
                                                     -------       -------        -------       -------       -------
  Total nonperforming
    receivables                                      2,608.0       2,701.5        2,664.8       2,567.3       2,427.0
  Real estate owned                                    323.6         301.0          271.5         234.4         249.6
                                                     -------       -------        -------       -------       -------
  Total nonperforming assets                        $2,931.6      $3,002.5       $2,936.3      $2,801.7      $2,676.6
                                                     =======       =======        =======       =======       =======
  Credit loss reserves as
    a percent of nonperforming
    receivables                                        113.0%        105.9%         100.1%        101.5%        104.0%
                                                     -------       -------        -------       -------       -------


Item 4.   Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Household International was held on Tuesday, May 9, 2000, for the purpose of (1) electing directors; (2) approving an increase in the number of shares available for issuance under the Household International 1996 Long-Term Executive Incentive Compensation Plan; and (3) ratifying the appointment of Arthur Andersen LLP as the public accountants for Household. The voting results were as follows:

Each of the following persons received the number of votes set out after his or her name and were elected directors to hold office for the ensuing year and until their successors shall be elected and shall qualify:

                                             FOR                   WITHHELD
                                         -----------               --------
W. F. Aldinger                           428,084,372               1,997,266
R. J. Darnall                            428,138,469               1,943,169
G. G. Dillon                             422,320,268               7,761,370
J. A. Edwardson                          428,258,043               1,823,595
M. J. Evans                              427,675,111               2,406,527
J. D. Fishburn                           428,255,157               1,826,481
C. F. Freidheim, Jr.                     428,291,591               1,790,047
J. H. Gilliam, Jr.                       422,617,028               7,464,610
L. E. Levy                               428,138,813               1,942,825
G. A. Lorch                              428,245,518               1,836,120
J. D. Nichols                            428,033,967               2,047,671
J. B. Pitblado                           428,132,673               1,948,965
S. J. Stewart                            428,222,387               1,859,251
L. W. Sullivan, M.D.                     422,067,775               8,013,863


The amendment to the Household International 1996 Long-Term Executive Incentive Compensation Plan increasing the number of shares available for issuance under the Plan was approved by the following vote:

FOR                        AGAINST          ABSTAIN           BROKER NON-VOTE
----------                 -------          -------           ---------------
324,536,031                102,822,430      2,723,177                0


The appointment of Arthur Andersen LLP as the Corporation's public accountants for the year 2000 was ratified by the following vote:

FOR                        AGAINST          ABSTAIN           BROKER NON-VOTE
----------                 -------          -------           ---------------
427,606,408                613,718          1,861,512                0

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

          27   Financial Data Schedule.

          99.1 Debt and Preferred Stock Securities Ratings.

     (b)  Report on Form 8-K

          During the second quarter of 2000, the Registrant filed a Current Report on Form 8-K dated April 20, 2000 with respect to the press release pertaining to the financial results of Household International, Inc. for the quarter ended March 31, 2000.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HOUSEHOLD INTERNATIONAL, INC.
                                       -----------------------------
                                       (Registrant)



Date:  August 10, 2000                 By: /s/ David A. Schoenholz
       ----------------                -----------------------------
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