Form 10-Q
period 2000-09-30
HOUSEHOLD INTERNATIONAL INC
filed 2000-11-14
CIK 354964

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________


                          Commission file number 1-8198


                          HOUSEHOLD INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   36-3121988
              --------                                   ----------
     (State of Incorporation)               (I.R.S. Employer Identification No.)


               2700 Sanders Road, Prospect Heights, Illinois 60070
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (847) 564-5000

               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 2000, there were 470,850,702 shares of registrant's common stock outstanding.

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS


PART I.           Financial Information                                                                     Page
                                                                                                            ----
     Item 1.      Financial Statements

                  Condensed Consolidated Statements of Operations
                  (Unaudited) - Three Months and Nine Months
                  Ended September 30, 2000 and 1999.......................................................     2

                  Condensed Consolidated Balance Sheets -
                  September 30, 2000 (Unaudited) and December 31, 1999....................................     3

                  Condensed Consolidated Statements of Cash Flows
                  (Unaudited) - Nine Months Ended
                  September 30, 2000 and 1999.............................................................     4

                  Financial Highlights....................................................................     5

                  Notes to Interim Condensed Consolidated Financial
                  Statements (Unaudited)..................................................................     6

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................    13



PART II.          Other Information

     Item 6.      Exhibits and Reports on Form 8-K........................................................    23

     Signature    .....................................................................................       24

                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
(In millions, except per share data)                           2000           1999          2000           1999
--------------------------------------------------------------------------------------------------------------------
Finance income                                              $ 2,262.1      $ 1,694.7     $ 6,252.3      $ 4,776.3
Other interest income                                             8.3            8.0          26.4           25.3
Interest expense                                              1,057.2          703.7       2,811.9        2,013.8
                                                            ---------      ---------     ---------      ---------
     Net interest margin                                      1,213.2          999.0       3,466.8        2,787.8
Provision for credit losses on owned receivables                524.4          438.1       1,542.1        1,263.2
                                                            ---------      ---------     ---------      ---------
     Net interest margin after provision for credit losses      688.8          560.9       1,924.7        1,524.6
                                                            ---------      ---------     ---------      ---------
Securitization income                                           379.9          357.9       1,081.9          995.3
Insurance revenues                                              146.7          130.6         413.5          405.4
Investment income                                                43.9           45.0         127.2          128.0
Fee income                                                      216.2          155.7         591.4          421.2
Other income                                                     30.1           32.4         195.3          180.0
                                                            ---------      ---------     ---------      ---------
     Total other revenues                                       816.8          721.6       2,409.3        2,129.9
                                                            ---------      ---------     ---------      ---------
Salaries and fringe benefits                                    333.0          262.6         956.6          778.5
Sales incentives                                                 53.1           42.1         153.3          108.9
Occupancy and equipment expense                                  78.4           66.6         229.5          200.0
Other marketing expenses                                        108.2           91.5         366.6          264.0
Other servicing and administrative expenses                     136.0          128.5         466.9          433.4
Amortization of acquired intangibles and goodwill                39.0           35.5         121.1          107.8
Policyholders' benefits                                          67.1           61.0         198.3          199.0
                                                            ---------      ---------     ---------      ---------
     Total costs and expenses                                   814.8          687.8       2,492.3        2,091.6
                                                            ---------      ---------     ---------      ---------
Income before income taxes                                      690.8          594.7       1,841.7        1,562.9
Income taxes                                                    239.6          194.8         633.7          515.3
--------------------------------------------------------------------------------------------------------------------
Net income                                                    $ 451.2        $ 399.9     $ 1,208.0      $ 1,047.6
====================================================================================================================
EARNINGS PER COMMON SHARE
Net income                                                    $ 451.2        $ 399.9     $ 1,208.0      $ 1,047.6
Preferred dividends                                              (2.3)          (2.3)         (6.9)          (6.9)
                                                            ---------      ---------     ---------      ---------
Earnings available to common shareholders                     $ 448.9        $ 397.6     $ 1,201.1      $ 1,040.7
                                                            ---------      ---------     ---------      ---------
Average common shares                                           472.4          475.6         472.1          479.7
Average common and common equivalent shares                     477.6          480.2         476.2          484.8
                                                            ---------      ---------     ---------      ---------
Basic earnings per common share                                 $ .95          $ .84        $ 2.54         $ 2.17
Diluted earnings per common share                                 .94            .83          2.52           2.15
--------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                               .19            .17           .55            .51
--------------------------------------------------------------------------------------------------------------------


        See notes to interim condensed consolidated financial statements.

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------------------------------------------
                                                                                   SEPTEMBER 30,       DECEMBER 31,
(In millions, except per share data)                                                        2000               1999
--------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                 (UNAUDITED)
Cash                                                                                   $   403.1          $   270.6
Investment securities                                                                    3,275.1            3,128.1
Receivables, net                                                                        64,372.8           52,158.4
Acquired intangibles and goodwill, net                                                   1,743.5            1,590.4
Properties and equipment, net                                                              503.7              476.4
Real estate owned                                                                          336.9              271.5
Other assets                                                                             3,093.5            2,854.0
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $73,728.6          $60,749.4
====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
     Deposits                                                                          $ 8,530.7          $ 4,980.0
     Commercial paper, bank and other borrowings                                        10,882.6           10,777.8
     Senior and senior subordinated debt (with original
        maturities over one year)                                                       42,487.3           34,887.3
                                                                                       ---------          ---------
     Total debt                                                                         61,900.6           50,645.1
Insurance policy and claim reserves                                                      1,283.6            1,308.9
Other liabilities                                                                        2,154.6            1,805.1
                                                                                       ---------          ---------
     Total liabilities                                                                  65,338.8           53,759.1
Company obligated mandatorily redeemable preferred
     securities of subsidiary trusts*                                                      675.0              375.0
Preferred stock                                                                            164.4              164.4
Common shareholders' equity:
     Common stock, $1.00 par value, 750,000,000 shares authorized, 550,806,786 and 550,431,057 shares issued at September 30,
        2000 and December 31, 1999, respectively                                           550.8              550.4
     Additional paid-in capital                                                          1,900.7            1,780.8
     Retained earnings                                                                   7,279.9            6,338.7
     Accumulated other comprehensive income                                               (259.2)            (256.9)
     Less common stock in treasury, 78,820,334 and 82,519,612
        shares at September 30, 2000 and December 31, 1999,
        respectively, at cost                                                           (1,921.8)          (1,962.1)
                                                                                       ---------          ---------
     Total common shareholders' equity                                                   7,550.4            6,450.9
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $73,728.6          $60,749.4
====================================================================================================================



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

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


---------------------------------------------------------------------------------------------------------
                                                                                        NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
(In millions)                                                                    2000                1999
---------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                                                 $ 1,208.0         $ 1,047.6
Adjustments to reconcile net income to cash
     provided by operations:
     Provision for credit losses on owned receivables                        1,542.1           1,263.2
     Insurance policy and claim reserves                                       129.5              60.7
     Depreciation and amortization                                             219.8             222.3
     Other, net                                                                159.8             258.6
                                                                           ---------         ---------
Cash provided by operations                                                  3,259.2           2,852.4
                                                                           ---------         ---------
INVESTMENTS IN OPERATIONS
Investment securities:
     Purchased                                                                (636.1)           (979.2)
     Matured                                                                   260.7             412.4
     Sold                                                                       67.0             536.5
Short-term investment securities, net change                                   120.4              96.1
Receivables:
     Originations, net                                                     (29,436.8)        (22,918.4)
     Purchases and related premiums                                         (4,128.4)         (1,505.0)
     Sold                                                                   19,659.5          17,768.4
Acquisition of business operations                                             (87.1)            (43.4)
Properties and equipment purchased                                            (125.5)           (106.2)
Properties and equipment sold                                                    9.1              17.7
                                                                           ---------         ---------
Cash decrease from investments in operations                               (14,297.2)         (6,721.1)
                                                                           ---------         ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change                                136.1          (1,360.7)
Time certificates, net change                                                3,257.7           1,602.2
Senior and senior subordinated debt issued                                  14,200.5           9,950.5
Senior and senior subordinated debt retired                                 (6,356.8)         (5,472.8)
Policyholders' benefits paid                                                   (94.5)            (97.6)
Cash received from policyholders                                                46.2              51.7
Shareholders' dividends                                                       (266.7)           (250.3)
Purchase of treasury stock                                                    (133.7)           (790.4)
Issuance of common stock                                                        56.4              36.7
Issuance of company obligated mandatorily redeemable
     preferred securities of subsidiary trusts                                 300.0                --
                                                                           ---------         ---------
Cash increase from financing and capital transactions                       11,145.2           3,669.3
                                                                           ---------         ---------
Effect of exchange rate changes on cash                                         25.3              (6.0)
                                                                           ---------         ---------
Increase (decrease) in cash                                                    132.5            (205.4)
Cash at January 1                                                              270.6             457.4
---------------------------------------------------------------------------------------------------------
Cash at September 30                                                         $ 403.1           $ 252.0
=========================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                              $ 2,817.1         $ 1,971.9
Income taxes paid                                                              570.4             199.1
Non-cash investing and financing activities:
     Common stock issued for acquisition                                       209.4              15.0
---------------------------------------------------------------------------------------------------------


        See notes to interim condensed consolidated financial statements.

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                              FINANCIAL HIGHLIGHTS


-----------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
(Dollar amounts are in millions, except per share data)     2000            1999           2000            1999
-----------------------------------------------------------------------------------------------------------------
Net income                                               $ 451.2         $ 399.9      $ 1,208.0      $ 1,047.6

Diluted earnings per common share                            .94             .83           2.52           2.15

Net interest margin and other revenues (1)               1,962.9         1,659.6        5,677.8        4,718.7

Return on average common shareholders' equity,
     annualized                                             24.2%           25.3%          22.6%          22.2%

Return on average owned assets, annualized                  2.48            2.80           2.38           2.52

Return on average managed assets, annualized                1.98            2.14           1.87           1.89

Managed basis efficiency ratio (2)                          33.8            31.9           35.5           34.4
-----------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------
                                                                     SEPTEMBER 30,         DECEMBER 31,
(Dollar amounts are in millions)                                            2000                1999
-------------------------------------------------------------------------------------------------------
Total assets:
     Owned                                                            $ 73,728.6          $ 60,749.4
     Managed                                                            92,596.1            80,188.3
                                                                      ----------          ----------

Receivables:
     Owned                                                            $ 64,586.4          $ 52,289.4
     Serviced with limited recourse                                     18,867.5            19,438.9
                                                                      ----------          -----------

     Managed                                                          $ 83,453.9          $ 71,728.3
                                                                      ==========          ===========

Total shareholders' equity as a percent of owned assets (3)                11.38%              11.51%

Total shareholders' equity as a percent of managed assets (3)               9.06                8.72

Tangible equity to tangible managed assets (4)                              7.33                6.96
-------------------------------------------------------------------------------------------------------

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

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2000 should not be considered indicative of the results for any future quarters or the year ending December 31, 2000. Household and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 1999.


2. ACQUISITIONS

On February 7, 2000, we purchased all of the outstanding capital stock of Renaissance Holdings, Inc. ("Renaissance"), a privately held issuer of secured and unsecured credit cards to non-prime customers, for approximately 5.0 million of our common shares and cash. The acquisition provided us with an established platform for growing the non-prime credit card business and is expanding our product offerings to customers and prospects in our other businesses. The acquisition was accounted for as a purchase, and, accordingly, Renaissance's operations have been included in our results of operations since February 7, 2000.


3. INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:


---------------------------------------------------------------------------------------------------------------
                                                                      SEPTEMBER 30,               DECEMBER 31,
(Dollar amounts are in millions)                                              2000                       1999
--------------------------------------------------------------------------------------------------------------
                                                          Amortized           Fair     Amortized        Fair
                                                               Cost          Value          Cost        Value
                                                          ---------      ---------     ---------       -------
Marketable equity securities                                 $ 25.8         $ 25.5        $ 32.7        $ 33.4
Corporate debt securities                                   1,931.1        1,822.9       1,790.4       1,692.3
U.S. government and federal agency debt securities            273.4          266.7         248.6         236.7
Other                                                       1,115.6        1,116.1       1,128.0       1,127.5
                                                          ---------      ---------     ---------      --------
Subtotal                                                    3,345.9        3,231.2       3,199.7       3,089.9
Accrued investment income                                      43.9           43.9          38.2          38.2
--------------------------------------------------------------------------------------------------------------
Total investment securities                               $ 3,389.8      $ 3,275.1     $ 3,237.9      $3,128.1
==============================================================================================================

4. RECEIVABLES

Receivables consisted of the following:


------------------------------------------------------------------------------------------------------------------
                                                                                   SEPTEMBER 30,     DECEMBER 31,
(In millions)                                                                              2000              1999
------------------------------------------------------------------------------------------------------------------
Real estate secured                                                                  $ 33,595.1        $ 24,661.9
Auto finance                                                                            1,917.7           1,233.5
MasterCard*/Visa*                                                                       7,203.0           6,314.4
Private label                                                                          10,128.0          10,119.7
Other unsecured                                                                        11,100.3           9,151.6
Commercial and other                                                                      642.3             808.3
------------------------------------------------------------------------------------------------------------------
Total owned receivables                                                                64,586.4          52,289.4

Accrued finance charges                                                                 1,187.2             879.3
Credit loss reserve for owned receivables                                              (2,009.2)         (1,757.0)
Unearned credit insurance premiums and claims reserves                                   (646.0)           (569.3)
Amounts due and deferred from receivables sales                                         2,231.2           2,225.6
Reserve for receivables serviced with limited recourse                                   (976.8)           (909.6)
                                                                                     ----------        ----------
Total owned receivables, net                                                           64,372.8          52,158.4
Receivables serviced with limited recourse                                             18,867.5          19,438.9
------------------------------------------------------------------------------------------------------------------
Total managed receivables, net                                                       $ 83,240.3        $ 71,597.3
==================================================================================================================


Receivables serviced with limited recourse consisted of the following:

------------------------------------------------------------------------------------------------------------------
                                                                                   SEPTEMBER 30,     DECEMBER 31,
(In millions)                                                                              2000              1999
------------------------------------------------------------------------------------------------------------------
Real estate secured                                                                   $ 1,693.9         $ 2,273.6
Auto finance                                                                            2,411.8           1,806.3
MasterCard/Visa                                                                         9,173.8           9,478.7
Private label                                                                           1,150.0           1,150.0
Other unsecured                                                                         4,438.0           4,730.3
------------------------------------------------------------------------------------------------------------------
Total receivables serviced with limited recourse                                     $ 18,867.5        $ 19,438.9
==================================================================================================================


The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:

------------------------------------------------------------------------------------------------------------------
                                                                                   SEPTEMBER 30,     DECEMBER 31,
(In millions)                                                                              2000              1999
------------------------------------------------------------------------------------------------------------------
Real estate secured                                                                  $ 35,289.0        $ 26,935.5
Auto finance                                                                            4,329.5           3,039.8
MasterCard/Visa                                                                        16,376.8          15,793.1
Private label                                                                          11,278.0          11,269.7
Other unsecured                                                                        15,538.3          13,881.9
Commercial and other                                                                      642.3             808.3
------------------------------------------------------------------------------------------------------------------
Total managed receivables                                                            $ 83,453.9        $ 71,728.3
==================================================================================================================


* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

The amounts due and deferred from receivables sales included unamortized securitization assets and funds set up under the recourse requirements for certain sales totaling $2,295.2 million at September 30, 2000 and $2,230.5 million at December 31, 1999. It also included net customer payments which we owed to the securitization trustee of $64.5 million at September 30, 2000 and $68.9 million at December 31, 1999.

The reserve for receivables serviced with limited recourse represents our best estimate of probable losses on these receivables.


5. CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three and nine months ended September 30 was as follows:


---------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
(In millions)                                                        2000          1999           2000          1999
---------------------------------------------------------------------------------------------------------------------
Owned receivables:
     Credit loss reserves at beginning of period                $ 1,986.5     $ 1,737.6      $ 1,757.0     $ 1,734.2
     Provision for credit losses                                    524.4         438.1        1,542.1       1,263.2
     Chargeoffs                                                    (523.6)       (491.8)      (1,574.2)     (1,434.3)
     Recoveries                                                      48.7          50.5          143.1         152.9
     Other, net                                                     (26.8)         15.9          141.2          34.3
--------------------------------------------------------------------------------------------------------------------
     Credit loss reserves for owned receivables
        at September 30                                           2,009.2       1,750.3        2,009.2       1,750.3
---------------------------------------------------------------------------------------------------------------------
Receivables serviced with limited recourse:
     Credit loss reserves at beginning of period                    961.7         786.4          909.6         813.9
     Provision for credit losses                                    250.5         302.9          793.3         780.5
     Chargeoffs                                                    (245.7)       (252.3)        (767.5)       (793.6)
     Recoveries                                                      16.4          16.0           46.5          44.8
     Other, net                                                      (6.1)          2.5           (5.1)          9.9
---------------------------------------------------------------------------------------------------------------------
     Credit loss reserves for receivables serviced with
        limited recourse at September 30                            976.8         855.5          976.8         855.5
---------------------------------------------------------------------------------------------------------------------
Total credit loss reserves for managed receivables
     at September 30                                            $ 2,986.0     $ 2,605.8      $ 2,986.0     $ 2,605.8
=====================================================================================================================


The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves.


6. INCOME TAXES

Our effective tax rate was 34.4 percent for the nine months ended September 30, 2000 and 33.0 percent for the first nine months of 1999. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and leveraged lease tax benefits.

7. EARNINGS PER COMMON SHARE

Computations of earnings per common share for the three and nine months ended September 30 were as follows:


-----------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED           THREE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
(In millions, except per share data)                                    2000                          1999
-----------------------------------------------------------------------------------------------------------
                                                       Diluted        Basic         Diluted        Basic
                                                    ------------  ------------   ------------  ------------
Earnings:
     Net income                                         $ 451.2       $ 451.2        $ 399.9       $ 399.9
     Preferred dividends                                   (2.3)         (2.3)          (2.3)         (2.3)
                                                    ------------  ------------   ------------  ------------

Earnings available to common shareholders               $ 448.9       $ 448.9        $ 397.6       $ 397.6
                                                    ------------  ------------   ------------  ------------

Average shares outstanding:
     Common                                               472.4         472.4          475.6         475.6
     Common equivalents                                     5.2            --            4.6            --
                                                    ------------  ------------   ------------  ------------

Average shares outstanding assuming dilution              477.6         472.4          480.2         475.6
-----------------------------------------------------------------------------------------------------------

Earnings per common share                                $ 0.94        $ 0.95         $ 0.83        $ 0.84
===========================================================================================================



-----------------------------------------------------------------------------------------------------------
                                                            NINE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
(In millions, except per share data)                                    2000                          1999
-----------------------------------------------------------------------------------------------------------
                                                       Diluted        Basic         Diluted        Basic
                                                    ------------  ------------   ------------  ------------
Earnings:
     Net income                                       $ 1,208.0     $ 1,208.0      $ 1,047.6     $ 1,047.6
     Preferred dividends                                   (6.9)         (6.9)          (6.9)         (6.9)
                                                      ---------     ---------      ---------     ---------
Earnings available to common shareholders             $ 1,201.1     $ 1,201.1      $ 1,040.7     $ 1,040.7
                                                      ---------     ---------      ---------     ---------
Average shares outstanding:
     Common                                               472.1         472.1          479.7         479.7
     Common equivalents                                     4.1            --            5.1            --
                                                      ---------     ---------      ---------     ---------
Average shares outstanding assuming dilution              476.2         472.1          484.8         479.7
-----------------------------------------------------------------------------------------------------------
Earnings per common share                                $ 2.52        $ 2.54         $ 2.15        $ 2.17
===========================================================================================================





8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS.

We have formed special purpose trusts, including Household Capital Trust V which was formed in June 2000, for the purpose of issuing trust preferred securities. The sole assets of these trusts are Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Notes") issued by Household.

The following table summarizes our company obligated mandatorily redeemable preferred securities of subsidiary trusts ("Preferred Securities") and the related Junior Subordinated Notes:


------------------------------------------------------------------------------------------------------------------------
                                    Household  Capital             Household            Household    Household Capital
                                               Trust V      Capital Trust IV     Capital Trust II              Trust I
                                             ("HCT V")            ("HCT IV")           ("HCT II")            ("HCT I")
(Dollar amounts are in millions)
-----------------------------------------------------------------------------------------------------------------------
Preferred Securities:
   Interest rate                                 10.00%                 7.25%                8.70%                8.25%
   Face value                                    $300                   $200                 $100                  $75
   Issue date                               June 2000             March 1998            June 1996            June 1995
Junior Subordinated Notes:
   Principal balance                           $309.3                 $206.2               $103.1                $77.3
   Redeemable by issuer                  June 8, 2005         March 19, 2003        June 30, 2001        June 30, 2000
   Stated maturity                      June 30, 2030      December 31, 2037        June 30, 2036        June 30, 2025
----------------------------------------------------------------------------------------------------------------------


The Preferred Securities must be redeemed when the Junior Subordinated Notes are paid. The Junior Subordinated Notes have a stated maturity date, but are redeemable by Household, in whole or in part, beginning on the dates indicated above at which time the preferred securities are callable at par ($25 per Preferred Security) plus accrued and unpaid dividends. Dividends on the Preferred Securities are cumulative, payable quarterly in arrears, and are deferrable at Household's option for up to five years. Household cannot pay dividends on its preferred and common stocks during such deferments. The Preferred Securities have a liquidation value of $25 per preferred security. HCT I may elect to extend the maturity of its preferred securities to June 2044. Dividends on the Preferred Securities have been classified as interest expense in our statement of income.

HCT I, HCT II, HCT IV, and HCT V (collectively, "the Trusts") are wholly-owned subsidiaries of Household. Household's obligations with respect to the Junior Subordinated Notes, when considered together with certain undertakings of Household with respect to the Trusts, constitute full and unconditional guarantees by Household of the Trust's obligations under the respective Preferred Securities. The Preferred Securities are classified in our balance sheet as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interests in the trusts) at their face and redemption amount of $675 million at September 30, 2000 and $375 million at December 31, 1999.


9. FORWARD PURCHASE AGREEMENT

As of September 30, 2000, we had entered into agreements to purchase, on a forward basis, approximately 6.6 million shares of our common stock at a weighted-average forward price of $39.35 per share. The agreements may be settled either physically by purchasing the shares or on a net basis in shares of our common stock, at our option. The agreements have terms of up to one year but may be settled earlier at our option. During the current quarter, settlements from these forward purchase agreements resulted in our receiving 1.2 million shares of our common stock at an average cost of $34.46 per share.


10. COMPREHENSIVE INCOME

Comprehensive income was $449.7 million for the quarter ended September 30, 2000, $418.7 million for the quarter ended September 30, 1999, $1,205.7 million for the nine months ended September 30, 2000 and $965.7 million for the nine months ended September 30, 1999.

The components of accumulated other comprehensive income are as follows:


---------------------------------------------------------------------------------------------
                                                         SEPTEMBER 30,          DECEMBER 31,
(In millions)                                                     2000                  1999
---------------------------------------------------------------------------------------------
Foreign currency translation adjustments                      $ (247.2)             $ (185.6)
Unrealized gain (loss) on investments                            (12.0)                (71.3)
---------------------------------------------------------------------------------------------

Accumulated other comprehensive income                        $ (259.2)             $ (256.9)
=============================================================================================


11. SEGMENT REPORTING

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

Information about our reportable segments for the third quarter and first nine months of 2000 compared to the corresponding prior-year periods was as follows:


----------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED                         THREE MONTHS ENDED
Owned Basis                                             SEPTEMBER 30,                              SEPTEMBER 30,
(In millions)                                                    2000                                      1999
----------------------------------------------------------------------------------------------------------------
                                                 Credit        Inter-                      Credit        Inter-
                                Consumer           Card      national      Consumer          Card      national
                             ------------  ------------- ------------- ------------- ------------- -------------
Net interest margin and
     other revenues (1)        $ 1,256.0        $ 519.7       $ 201.6     $ 1,075.2       $ 374.8       $ 197.5
Intersegment revenues               51.4            8.7           1.3          31.8           7.6           1.0
Net income                         343.7           59.8          57.8         268.4          48.2          66.7
Total assets                    53,907.5        7,535.7       7,529.5      40,009.7       5,982.2       7,475.1
Total assets - managed          62,839.3       16,515.0       8,588.5      48,633.4      14,706.9       8,620.0
----------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------
                                                    NINE MONTHS ENDED                          NINE MONTHS ENDED
Owned Basis                                             SEPTEMBER 30,                              SEPTEMBER 30,
(In millions)                                                    2000                                      1999
----------------------------------------------------------------------------------------------------------------
                                                 Credit        Inter-                      Credit        Inter-
                                Consumer           Card      national      Consumer          Card      national
                             ------------  ------------- ------------- ------------- ------------- -------------
Net interest margin and
     other revenues (1)        $ 3,608.2      $ 1,398.0       $ 630.5     $ 2,988.6       $ 982.8       $ 589.5
Intersegment revenues              142.6           24.3           3.7          91.8          12.7           2.6
Net income                         889.3          137.2         164.3         704.4          89.3         164.8
Total assets                    53,907.5        7,535.7       7,529.5      40,009.7       5,982.2       7,475.1
Total assets - managed          62,839.3       16,515.0       8,588.5      48,633.4      14,706.9       8,620.0
----------------------------------------------------------------------------------------------------------------


(1) Net interest margin and other revenues, including intersegment revenues, net of policyholders' benefits


A reconciliation of the total reportable segments' net income to consolidated net income for the third quarter and first nine months of 2000 and 1999 is as follows:


-------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
(In millions)                                         2000           1999           2000          1999
-------------------------------------------------------------------------------------------------------
Reportable segment net income                      $ 461.3        $ 383.3      $ 1,190.8       $ 958.5
Other operations not individually
     reportable                                       29.1           43.4          126.1         171.7
Adjustments/eliminations                             (39.2)         (26.8)        (108.9)        (82.6)
-------------------------------------------------------------------------------------------------------
Total consolidated net income                      $ 451.2        $ 399.9      $ 1,208.0     $ 1,047.6
=======================================================================================================

12. ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement. FASB Statement No. 137 deferred our required adoption of FAS No. 133 to January 1, 2001. FASB Statement No. 138, which addressed a limited number of issues causing implementation difficulties, was issued in June 2000. We estimate that our net-of-tax cumulative-effect-type adjustment to earnings and equity as a result of implementing FAS No. 133 will not be material.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("FAS No. 140"). FAS No. 140 revises the standards for accounting for securitizations and requires certain disclosures, but carries over most of FASB Statement No. 125's provisions without amendment. FAS No. 140 is effective for all transfers of financial assets occurring after March 31, 2001 and for disclosures relating to securitization transactions for fiscal years ending after December 15, 2000. We do not believe the adoption of the non-disclosure-related provisions of FAS No. 140 will have a significant effect on the results of our operations.

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


OPERATIONS SUMMARY

Our net income for the third quarter of 2000 increased 13 percent to $451.2 million, from $399.9 million a year ago. Net income for the first nine months of 2000 was $1,208.0 million, a 15 percent increase from $1,047.6 million in the year-ago period. Diluted earnings per share was $.94 in the third quarter and $2.52 for the first nine months of 2000, compared to $.83 and $2.15 in the same periods in 1999. Strong revenue growth, driven by significant receivable growth, partially offset by higher operating expenses including increased technology, marketing, e-commerce, and personnel spending, drove the improved results.

Our annualized return on average common shareholders' equity ("ROE") was 24.2 percent for the third quarter of 2000 and 22.6 percent for the first nine months of 2000, compared to 25.3 percent and 22.2 percent in the same periods in 1999. Our annualized return on average owned assets ("ROA") was 2.48 percent in the third quarter of 2000 and 2.38 percent for the first nine months of 2000, compared to 2.80 percent and 2.52 percent in the same periods in 1999. Our annualized return on average managed assets ("ROMA") was 1.98 percent in the third quarter of 2000 and 1.87 percent for the first nine months of 2000, compared to 2.14 percent and 1.89 percent in the same periods in 1999.

Our normalized managed basis efficiency ratio was 33.8 percent for the third quarter of 2000 and 35.5 percent for the first nine months of 2000 compared to
31.9 percent and 34.4 percent in the same periods in 1999. The efficiency ratio is the ratio of operating expenses to the sum of our managed net interest margin and other revenues less policyholders' benefits. The higher managed ratio reflects additional technology, marketing, e-commerce, and personnel spending.


SEGMENT RESULTS

Our Consumer segment reported higher net income over the comparable prior-year quarter and year-to-date periods. Managed receivables grew to $61.3 billion at September 30, 2000, from $58.2 billion at June 30, 2000 and $46.9 billion at September 30, 1999. The managed receivable growth was driven by solid growth in real estate secured, other unsecured and auto finance receivables. In 2000, we acquired real estate secured portfolios of $2.2 billion in March and $1.5 billion in June. ROA was 2.63 and 2.46 percent in the third quarter and first nine months of 2000 compared to 2.74 and 2.52 percent in the year-ago periods. ROMA was 2.26 and 2.08 percent in the third quarter and first nine months of 2000 compared to 2.27 and 2.05 percent in the year-ago periods. The improved operating results reflect higher dollars of net interest margin partially offset by higher salary expense, including higher sales incentive compensation, higher marketing expenses and higher credit loss provision resulting from the increased levels of receivables.

Our Credit Card segment also reported improved results. Managed receivables were $14.8 billion at September 30, 2000, $14.3 billion at June 30, 2000 and $13.1 billion at September 30, 1999. The increase over the previous quarter was primarily due to growth in our non-prime and Union Privilege ("UP") portfolios. Compared with the prior-year quarter, strong receivables growth in the UP portfolio and the impact of the Renaissance acquisition was partially offset by attrition in our legacy undifferentiated Household Bank branded portfolio on which we have limited marketing efforts. ROA was 3.09 and 2.55 percent in the third quarter and first nine months of 2000 compared to 3.09 and 1.86 percent in the year-ago periods. ROMA was 1.47 and 1.15 percent in the third quarter and first nine months of 2000 compared to 1.31 and .79 percent in the year-ago periods. The improved operating results primarily were due to increased net interest margin from better pricing and higher fee income which was partially offset by higher credit loss provision and increased marketing expenses.

Our International segment reported lower earnings in the third quarter compared to the prior-year quarter. The decrease in operating results for the quarter was primarily due to higher provision for credit losses and negative foreign currency translation of $4 million which were partially offset by higher net interest margin and other revenues. Including negative foreign exchange impact of $18 million, earnings for the nine months were comparable to prior year. Managed receivables were $7.5 billion at September 30, 2000 and $7.4 billion at both June 30, 2000 and September 30, 1999. Receivable balances reflect the negative foreign exchange impact of approximately $200 million compared to the prior quarter and $800 million compared to the prior year. When reported in local currency, all products reported receivable growth. Higher MasterCard* and Visa* receivables in the U.K., led by growth in marbles(TM), our Internet-based credit card that was launched in October 1999, and the Goldfish Card, which we issue as part of our alliance with the Centrica Group accounted for most of the year-over-year growth. ROA was 3.19 and 2.98 percent in the third quarter and first nine months of 2000 compared to 3.53 and 3.05 percent in the year-ago periods. ROMA was 2.77 and 2.58 percent in the third quarter and first nine months of 2000 compared to 3.06 and 2.62 percent in the year-ago periods.


BALANCE SHEET REVIEW

Strong receivable growth drove our improved results with all consumer products reporting year-over-year growth. Our managed receivables increased 23 percent from a year ago to $83.5 billion. Excluding the $3.7 billion real estate secured and the $465 million Renaissance portfolios that we acquired in the first half of the year, receivables were up 17 percent over the prior year. Our U.S. consumer finance business, which includes our real estate secured and other unsecured products, reported total growth of 33 percent and internally-generated growth of 19 percent. The strong contribution of our consumer finance business was the result of favorable market and competitor conditions, improved customer retention, and increased productivity from our branch sales force who continue to benefit from our centralized lead management and point-of-sale system. Auto finance receivables increased $1.6 billion over last year to $4.3 billion. This business continued to benefit from favorable market conditions and an expanded sales force. Private label receivables increased 8 percent to $11.3 billion.

MasterCard and Visa receivables were up 9 percent from last year and were up 6 percent excluding the purchased Renaissance portfolio. Our UP portfolio and our marbles(TM) and Goldfish card portfolios in the U.K. reported solid year-over-year growth. This growth was offset, as expected, by continued attrition in our undifferentiated Household Bank portfolio and reflects our strategy to de-emphasize this low margin business. Our non-prime card program also reported strong growth. Including the receivables and accounts we purchased as part of the Renaissance acquisition, we now have almost 3.0 million accounts and $1.2 billion in non-prime receivables.

In the third quarter, managed receivables increased 4 percent, led by 5 percent growth in our U.S. consumer finance business. MasterCard and Visa receivables increased over 3 percent primarily due to growth in our UP and non-prime portfolios. Private label receivables increased 3 percent from June 30, 2000 and auto finance receivables increased 12 percent.

Owned receivables were $64.6 billion at September 30, 2000, up from $61.4 billion at June 30, 2000 and $49.3 billion at September 30, 1999. The level of our owned receivables may vary from period to period depending on the timing and size of securitization transactions.


* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 4.29 percent at September 30, 2000, compared with 4.25 percent at June 30, 2000 and 5.24 percent at September 30, 1999. The annualized consumer owned chargeoff ratio in the third quarter of 2000 was 3.01 percent, compared with 3.27 percent in the prior quarter and 3.63 percent in the year-ago quarter.

Managed consumer two-months-and-over contractual delinquency as a percent of managed consumer receivables was 4.21 percent at September 30, 2000, compared with 4.16 percent at June 30, 2000 and 4.89 percent at September 30, 1999. The annualized consumer managed chargeoff ratio in the third quarter of 2000 was
3.47 percent, compared with 3.74 percent in the prior quarter and 4.09 percent in the year-ago quarter.

The ratio of total shareholders' equity (including company obligated mandatorily redeemable preferred securities of subsidiary trusts) to owned assets was 11.38 percent at September 30, 2000, compared with 11.51 percent at December 31, 1999. The ratio of total shareholders' equity to managed assets was 9.06 percent at September 30, 2000 and 8.72 percent at December 31, 1999.

The ratio of tangible equity to tangible managed assets was 7.33 percent, compared with 6.96 percent at December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Our subsidiaries use cash to originate loans, purchase loans or investment securities, and acquire businesses. Their main sources of cash are the collection of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt, deposits and securitization of consumer receivables; and cash provided by operations.

In June 2000, a wholly-owned special purpose trust subsidiary issued $300 million of company obligated mandatorily redeemable preferred securities (representing the minority interest in the trust).

As of September 30, 2000, we had entered into agreements to purchase, on a forward basis, approximately 6.6 million shares of our common stock at a weighted-average forward price of $39.35 per share. The agreements may be settled either physically by purchasing the shares or on a net basis in shares of our common stock, at our option. The agreements have terms of up to one year but may be settled earlier at our option. During the current quarter, settlements from these forward purchase agreements resulted in our receiving 1.2 million shares of our common stock at an average cost of $34.46 per share.

During the third quarter, we repurchased 1.6 million shares of our common stock, for a total of $64.0 million. Since announcing our share repurchase program in March 1999, we have repurchased 20.4 million shares for a total of $846.2 million.

Deposits increased to $8.5 billion at September 30, 2000 from $5.0 billion at December 31, 1999. Commercial paper, bank and other borrowings increased to $10.9 billion at September 30, 2000 from $10.8 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) increased to $42.5 billion from $34.9 billion at year-end. The increase in debt levels from year end is consistent with the increase in owned receivables.

Our securitized receivable portfolio totaled $18.9 billion at September 30, 2000, compared with $19.4 billion at December 31, 1999.

We securitized (excluding replenishments of certificate holder interests) the following receivables:


---------------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                       SEPTEMBER 30,
(In billions)                                                    2000              1999              2000             1999
---------------------------------------------------------------------------------------------------------------------------
Auto finance                                                     $ .5              $ .5             $ 1.4            $ 1.1
MasterCard/Visa                                                    .8                .5               1.3              1.1
Other unsecured                                                    .4                .7               1.5              1.0
---------------------------------------------------------------------------------------------------------------------------
Total                                                           $ 1.7             $ 1.7             $ 4.2            $ 3.2
===========================================================================================================================


We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At September 30, 2000, 23 percent of our managed portfolio had been securitized compared to 27 percent a year earlier. Although our securitized portfolio currently represents a smaller portion of our total funding mix, we plan to continue utilizing securitizations as a source of funding in the future.


PRO FORMA MANAGED STATEMENTS OF INCOME

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

We monitor our operations on a managed basis as well as on the owned basis reported in our statements of income. The managed basis assumes that the securitized receivables have not been sold and are still on our balance sheet. The income and expense items discussed above are reclassified from securitization income into the appropriate caption. Pro forma managed statements of income, which reflect these reclassifications, are presented below. The pro forma managed basis statement of income is not intended to reflect the differences between our accounting policies for owned receivables and the off-balance sheet portfolio, but merely to report net interest margin, fees and provision for loan losses as if the securitized loans were held in our portfolio. Therefore, net income on a pro forma managed basis equals net income on an owned basis.

---------------------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                                  SEPTEMBER 30,
(Dollar amounts are in millions)           2000       *              1999    *             2000       *             1999      *
---------------------------------------------------------------------------------------------------------------------------------
Finance and other interest
     income                           $ 3,033.9    14.67%      $ 2,368.2   14.04%     $ 8,519.2     14.54%     $ 6,850.6   13.82%
Interest expense                        1,390.6    6.72            958.3    5.68        3,755.6      6.41        2,781.4    5.61
                                      ---------    -----       ---------  ------      ---------     -----      ---------   -----
Net interest margin                     1,643.3    7.95          1,409.9    8.36        4,763.6      8.13        4,069.2    8.21
Provision for credit losses               774.9                    741.1                2,335.4                  2,043.7
                                      ---------                ---------              ---------               ----------
Net interest margin after
     provision for credit losses          868.4                    668.8                2,428.2                  2,025.5
                                      ---------                ---------              ---------               ----------
Insurance revenues                        146.7                    130.6                  413.5                    405.4
Investment income                          43.9                     45.0                  127.2                    128.0
Fee income                                380.3                    309.8                1,066.4                    861.1
Securitization related
     income                                36.2                     95.9                  103.4                     54.5
Other income                               30.1                     32.4                  195.3                    180.0
                                      ---------                ---------              ---------               ----------
Total other revenues                      637.2                    613.7                1,905.8                  1,629.0
                                      ---------                ---------              ---------               ----------
Salaries and fringe
     benefits                             333.0                    262.6                  956.6                    778.5
Sales incentives                           53.1                     42.1                  153.3                    108.9
Occupancy and equipment
     expense                               78.4                     66.6                  229.5                    200.0
Other marketing expenses                  108.2                     91.5                  366.6                    264.0
Other servicing and
     administrative expenses              136.0                    128.5                  466.9                    433.4
Amortization of acquired
     intangibles and goodwill              39.0                     35.5                  121.1                    107.8
Policyholders' benefits                    67.1                     61.0                  198.3                    199.0
                                      ---------                ---------              ---------               ----------
Total costs and expenses                  814.8                    687.8                2,492.3                  2,091.6
                                      ---------                ---------              ---------               ----------
Income before taxes                       690.8                    594.7                1,841.7                  1,562.9
Income taxes                              239.6                    194.8                  633.7                    515.3
------------------------------------------------------------------------------------------------------------------------
Net income                              $ 451.2                  $ 399.9              $ 1,208.0                $ 1,047.6
========================================================================================================================
Average managed receivables          $ 81,803.4               $ 66,423.6             $ 77,084.3               $ 65,134.4
Average noninsurance
     investments                          471.4                    607.6                  564.1                    513.9
Other interest-earning
     assets                               436.7                    418.0                  431.3                    414.7
------------------------------------------------------------------------------------------------------------------------
Average managed interest-
     earning assets                  $ 82,711.5               $ 67,449.2             $ 78,079.7               $ 66,063.0
========================================================================================================================




*    As a percent, annualized, of average managed interest-earning assets

The following discussion on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on our historical owned statements of income ("Owned Basis"), as well as on the above pro forma managed statements of income ("Managed Basis").

NET INTEREST MARGIN

Net interest margin on an Owned Basis was $1,213.2 million for the third quarter of 2000, up from $999.0 million for the prior-year quarter. Net interest margin on an Owned Basis for the first nine months of 2000 was $3,466.8 million, up from $2,787.8 million in the prior-year period. Net interest margin on a Managed Basis increased 17 percent for both the quarter and nine months to $1,643.3 and $4,763.6 million, respectively. The increases were primarily due to better pricing and receivable growth, which were partially offset by higher funding costs.

Net interest margin as a percent of average managed interest-earning assets, annualized, declined to 7.95 percent, from 8.17 percent in the previous quarter and 8.36 percent in the year-ago quarter. The decrease from the previous periods reflect the continued shift in the portfolio to lower margin real estate secured receivables and higher funding costs due to increases in interest rates. Compared to the prior year, the margin also reflects improved pricing in our consumer finance and MasterCard and Visa portfolios.

Managed Basis risk adjusted margin, which is net interest margin and other revenues adjusted for securitization income and net charge-offs, was 7.45 percent and 7.54 percent for the third quarter and first nine months of 2000 compared to 7.41 percent and 7.29 percent in the comparable prior-year periods. The increases are the result of reductions in chargeoff rates, partially offset by the previously discussed reductions in net interest margin.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for receivables on an Owned Basis for the third quarter of 2000 totaled $524.4 million, compared to $438.1 million in the prior-year quarter. The Owned Basis provision for the first nine months of 2000 was $1,542.1 million, compared to $1,263.2 million in the year-ago period. The provision as a percent of average owned receivables, annualized, was 3.30 percent in the third quarter of 2000, compared to 3.59 percent in the third quarter of 1999. The provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

The provision for credit losses for receivables on a Managed Basis totaled $774.9 million in the third quarter of 2000, compared to $741.1 million in the prior-year quarter. The Managed Basis provision for the first nine months of 2000 was $2,335.4 million, compared to $2,043.7 million in the year-ago period. As a percent of average managed receivables, annualized, the provision was 3.79 percent in the third quarter of 2000, compared to 4.46 percent in the third quarter of 1999. The Managed Basis provision includes the over-the-life reserve requirement on the off-balance sheet portfolio. This provision is impacted by the type and amount of receivables securitized in a given period and substantially offsets the income recorded on the securitization transactions. See "Liquidity and Capital Resources" for the type and amount of receivables securitized and "Credit Quality" for further discussion of factors affecting the provision for credit losses.

OTHER REVENUES

Securitization income on an Owned Basis was $379.9 and $1,081.9 million for the third quarter and the first nine months of 2000, compared to $357.9 and $995.3 million for the same periods in 1999. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The increases are primarily due to increases in average securitized receivables and portfolio mix. The components of securitization income are reclassified to the appropriate caption in the Statements of Income on a Managed Basis.

Insurance revenues were $146.7 and $413.5 million in the third quarter and first nine months of 2000 compared to $130.6 and $405.4 million in the year-ago periods. The increase reflected increased sales on a larger portfolio.

Fee income on an Owned Basis, which includes revenues from fee-based products such as credit cards, was $216.2 and $591.4 million in the third quarter and first nine months of 2000, compared to $155.7 and $421.2 million in the year-ago periods. The increases were primarily due to higher credit card fees from our non-prime credit card portfolio.

Fee income on a Managed Basis was $380.3 and $1,066.4 million in the third quarter and first nine months of 2000 compared to $309.8 and $861.1 million in the year-ago periods. The increases were primarily due to higher credit card fees as discussed above.

Securitization related income on a Managed Basis, which includes the gross gains and amortization on our securitized portfolio, was $36.2 and $103.4 million in the third quarter and first nine months of 2000 compared to $95.9 and $54.5 million in the year-ago periods. Securitization related income will vary from quarter to quarter depending upon the amount and mix of securitizations in a particular period.

Other income was $30.1 and $195.3 million in the third quarter and first nine months of 2000 compared to $32.4 and $180.0 million in the prior-year periods. The increase for the nine months was primarily due to higher income in our tax refund anticipation loan business. Increases in both the number of refund anticipation loans and the average balance of such loans was partially offset by reduced pricing.

EXPENSES

Total costs and expenses for the third quarter and first nine months of 2000 were $814.8 and $2,492.3 million compared to $687.8 and $2,091.6 million in the comparable prior-year periods. Higher expenses were driven by higher receivable levels and increased operating, technology, marketing, e-commerce, and personnel spending. Acquisitions during the first half of the year also contributed to increased expenses over the comparable prior-year periods. Significant fluctuations were as follows:

Salaries and fringe benefits for the third quarter and first nine months of 2000 were $333.0 and $956.6 million compared to $262.6 and $778.5 million in the third quarter and first nine months of 1999. The increases were primarily due to additional staffing to support growth in the consumer finance and credit card businesses and the impact of acquisitions.

Sales incentives for the third quarter and first nine months of 2000 were $53.1 and $153.3 million compared to $42.1 and $108.9 million in the comparable prior-year periods. The increases were due to higher sales volumes in our branches.

Occupancy and equipment expense for the third quarter and first nine months of 2000 was $78.4 and $229.5 million compared to $66.6 and $200.0 million in the comparable prior-year periods. The increases were primarily associated with our Tampa, Florida collections center and facilities acquired with acquisitions in the first half of the year. These facilities have supported our strong receivable growth.

Other marketing expenses for the third quarter and first nine months of 2000 were $108.2 and $366.6 million compared to $91.5 and $264.0 million in the comparable prior-year periods. The increases were primarily due to increased credit card marketing initiatives.

Other servicing and administrative expenses for the third quarter and first nine months of 2000 were $136.0 and $466.9 million compared to $128.5 and $433.4 million in the comparable prior-year periods. The increases were primarily due to e-commerce initiatives and increased costs resulting from the Renaissance and real estate secured loan portfolio acquisitions.

Amortization of acquired intangibles and goodwill for the third quarter and first nine months of 2000 was $39.0 and $121.1 million compared to $35.5 and $107.8 million in the comparable prior-year periods. The increases reflect higher goodwill amortization resulting from the Renaissance acquisition.


CREDIT LOSS RESERVES

Our consumer credit management policies focus on product type and specific portfolio risk factors. When evaluating credit risk, we believe that it is important to also consider risk adjusted revenue because our biggest economic protection against credit loss is the ability to price for it. Risk adjusted margin on a Managed Basis was 7.45 percent and 7.54 percent for the third quarter and first nine months of 2000 compared to 7.41 percent and 7.29 percent in the comparable prior-year periods. Our consumer credit portfolio is diversified by product and geographic location. See Note 4, "Receivables" in the accompanying financial statements for receivables by product type and Note 5, "Credit Loss Reserves," for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the quarter.

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows:


----------------------------------------------------------------------------------------------------------------
                            SEPTEMBER 30,          JUNE 30,        MARCH 31,      DECEMBER 31,    SEPTEMBER 30,
(in millions)                        2000              2000             2000              1999             1999
----------------------------------------------------------------------------------------------------------------
Owned                           $ 2,009.2         $ 1,986.5        $ 1,909.7         $ 1,757.0        $ 1,750.3
Serviced with limited
     recourse                       976.8             961.7            951.4             909.6            855.5
----------------------------------------------------------------------------------------------------------------
Total managed                   $ 2,986.0         $ 2,948.2        $ 2,861.1         $ 2,666.6        $ 2,605.8
================================================================================================================


Managed credit loss reserves as a percent of nonperforming managed receivables were 106.7 percent, compared to 113.0 percent at June 30, 2000 and 101.5 percent at September 30, 1999.

Total owned and managed credit loss reserves as a percent of receivables were as follows:


----------------------------------------------------------------------------------------------------------------
                            SEPTEMBER 30,          JUNE 30,        MARCH 31,      DECEMBER 31,    SEPTEMBER 30,
                                     2000              2000             2000              1999             1999
----------------------------------------------------------------------------------------------------------------
Owned                                3.11%             3.24%            3.40%             3.36%            3.55%
Managed                              3.58              3.69             3.79              3.72             3.84
----------------------------------------------------------------------------------------------------------------




Reserve ratios at September 30, 2000 reflect improved credit quality and underwriting and the impact of a growing percentage of secured loans which have lower loss rates than unsecured loans. Real estate secured receivables represent 42 percent of our total managed receivables at September 30, 2000 and June 30, 2000, compared to 37 percent at September 30, 1999.


CREDIT QUALITY

We track delinquency and chargeoff levels on a managed basis and we apply the same credit and portfolio management procedures as on our owned portfolio.

DELINQUENCY

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):


----------------------------------------------------------------------------------------------------------------
                            SEPTEMBER 30,          JUNE 30,        MARCH 31,      DECEMBER 31,    SEPTEMBER 30,
                                     2000              2000             2000              1999             1999
----------------------------------------------------------------------------------------------------------------
Managed:
     Real estate secured             2.77%             2.72%            2.99%             3.27%            3.46%
     Auto finance                    2.19              1.99             1.52              2.43             2.26
     MasterCard/Visa                 3.48              3.14             3.06              2.78             3.10
     Private label                   5.67              5.77             5.94              5.97             6.66
     Other unsecured                 7.72              7.92             8.56              8.81             8.57
----------------------------------------------------------------------------------------------------------------
     Total managed                   4.21%             4.16%            4.43%             4.66%            4.89%
----------------------------------------------------------------------------------------------------------------
Owned                                4.29%             4.25%            4.58%             4.81%            5.24%
================================================================================================================


Managed delinquency as a percent of managed consumer receivables increased slightly during the quarter, but was substantially lower than the prior-year quarter. The modest sequential increase in delinquency during the quarter is due to normal aging of our portfolios and seasonality in our auto finance portfolio.

Improvements in our real estate secured, private label and other unsecured portfolios drove the decrease in the delinquency ratio from a year ago. In our real estate secured portfolio, we continue to benefit from the growing percentage of loans on which we hold a first lien position. Additional collection staff in our private label and other unsecured businesses has resulted in decreased delinquency. Delinquency in our MasterCard and Visa portfolio has increased over the prior year as a result of the increase in the non-prime portfolio.

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

NET CHARGEOFFS OF CONSUMER RECEIVABLES

Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables):


---------------------------------------------------------------------------------------------------------
                                    THIRD          SECOND           FIRST          FOURTH          THIRD
                                  QUARTER         QUARTER         QUARTER         QUARTER        QUARTER
                                     2000            2000            2000            1999           1999
---------------------------------------------------------------------------------------------------------
MANAGED:
     Real estate secured              .41%            .47%            .52%            .54%           .58%
     Auto finance                    4.45            4.28            5.25            5.43           4.55
     MasterCard/Visa                 5.23            5.57            5.69            5.57           6.15
     Private label                   5.28            5.43            5.65            5.88           5.60
     Other unsecured                 7.00            7.68            7.41            6.98           7.06
--------------------------------------------------------------------------------------------------------

Total                                3.47%           3.74%           4.00%           3.96%          4.09%
--------------------------------------------------------------------------------------------------------

OWNED                                3.01%           3.27%           3.53%           3.62%          3.63%
========================================================================================================


Managed net chargeoffs as a percent of average managed consumer receivables for the third quarter of 2000 decreased from both the prior quarter and the prior-year quarter. Dollars of chargeoff also declined from both prior periods. Our MasterCard and Visa portfolio continues to benefit from lower bankruptcy rates and higher recoveries partially offset by higher chargeoffs in our non-prime credit card portfolio. Our private label and other unsecured portfolios reflect the benefits of improved collections resulting from the addition of collection staff. The sequential increase in our auto finance portfolio is attributable to seasonality and aging of the portfolio.

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

NONPERFORMING ASSETS

--------------------------------------------------------------------------------------------------------------------------
                                          SEPTEMBER 30,        JUNE 30,        MARCH 31,    DECEMBER 31,    SEPTEMBER 30,
(In millions)                                      2000            2000             2000            1999             1999
--------------------------------------------------------------------------------------------------------------------------
Owned assets:
     Nonaccrual receivables                   $ 1,593.3       $ 1,462.4        $ 1,503.6       $ 1,444.6        $ 1,421.8
     Accruing consumer receivables
        90 or more days delinquent                604.6           571.8            570.5           550.4            573.7
     Renegotiated commercial loans                 12.3            12.3             12.3            12.3             12.3
                                              ---------       ---------        ---------       ---------        ---------
     Total nonperforming receivables            2,210.2         2,046.5          2,086.4         2,007.3          2,007.8
     Real estate owned                            336.9           323.5            301.0           271.5            234.4
--------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets               $ 2,547.1       $ 2,370.0        $ 2,387.4       $ 2,278.8        $ 2,242.2
--------------------------------------------------------------------------------------------------------------------------
     Credit loss reserves as a
        percent of nonperforming
        receivables                               90.9%           97.1%            91.5%           87.5%            87.2%
--------------------------------------------------------------------------------------------------------------------------
Managed assets:
     Nonaccrual receivables                   $ 1,984.1       $ 1,841.8        $ 1,934.2       $ 1,912.6        $ 1,803.5
     Accruing  consumer receivables
        90 or more days delinquent                802.8           753.9            755.0           739.9            751.5
     Renegotiated commercial loans                 12.3            12.3             12.3            12.3             12.3
                                              ---------       ---------        ---------       ---------        ---------
     Total nonperforming
        receivables                             2,799.2         2,608.0          2,701.5         2,664.8          2,567.3
     Real estate owned                            336.9           323.6            301.0           271.5            234.4
--------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets               $ 3,136.1       $ 2,931.6        $ 3,002.5       $ 2,936.3        $ 2,801.7
--------------------------------------------------------------------------------------------------------------------------
     Credit loss reserves as
        a percent of nonperforming
        receivables                              106.7%          113.0%           105.9%          100.1%           101.5%
--------------------------------------------------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

              27   Financial Data Schedule.

              99.1 Debt and Preferred Stock Securities Ratings.

     (b)      Report on Form 8-K

              During the third quarter of 2000, the Registrant filed a Current Report on Form 8-K dated July 19, 2000 with respect to the press release pertaining to the financial results of Household International, Inc. for the quarter ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HOUSEHOLD INTERNATIONAL, INC.
                                          --------------------------------------
                                          (Registrant)



Date:    November 10, 2000                By: /s/ David A. Schoenholz
         -----------------                --------------------------------------
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