Form 10-K
period 2000-12-31
HOUSEHOLD INTERNATIONAL INC
filed 2001-03-28
CIK 354964

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

                  For the fiscal year ended December 31, 2000

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
Common Stock, $1 par value                           New York Stock Exchange and Chicago Stock Exchange
Series A Junior Participating Preferred Stock
 Purchase Rights (attached to and transferable only
 with the Common Stock)                              New York Stock Exchange
Depositary Shares (each representing one-fortieth
 share of 8 1/4% Cumulative Preferred Stock, Series
 1992-A, no par, $1,000 stated value)                New York Stock Exchange
5% Cumulative Preferred Stock                        New York Stock Exchange
$4.50 Cumulative Preferred Stock                     New York Stock Exchange
$4.30 Cumulative Preferred Stock                     New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting common stock held by nonaffiliates of the registrant at March 15, 2001 was approximately $28.1 billion. The number of shares of the registrant's common stock outstanding at March 15, 2001 was 464,934,337.

                      DOCUMENTS INCORPORATED BY REFERENCE
   Certain portions of the registrant's 2000 Annual Report to Shareholders for the fiscal year ended December 31, 2000: Parts I, II and IV.

   Certain portions of the registrant's definitive Proxy Statement for its
2001 Annual Meeting scheduled to be held May 8, 2001: Part III.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART/Item No.                                                             Page
 -------------                                                             ----
 PART I.
  Item 1.  Business.....................................................     3
           General......................................................     3
           Operations...................................................     4
           Funding......................................................     6
           Regulation and Competition...................................     6
           Cautionary Statement on Forward-Looking Statements...........     7
  Item 2.  Properties...................................................     8
  Item 3.  Legal Proceedings............................................     8
  Item 4.  Submission of Matters to a Vote of Security Holders..........     8
 PART II.
  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................     9
  Item 6.  Selected Financial Data......................................     9
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     9
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk...     9
  Item 8.  Financial Statements and Supplementary Data..................     9
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................     9
 PART III.
  Item 10. Directors and Executive Officers of the Registrant...........     9
           Executive Officers of the Registrant.........................     9
  Item 11. Executive Compensation.......................................    10
           Security Ownership of Certain Beneficial Owners and
  Item 12. Management...................................................    10
  Item 13. Certain Relationships and Related Transactions...............    10
 PART IV.
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................    11
           Financial Statements.........................................    11
           Reports on Form 8-K..........................................    11
           Exhibits.....................................................    11
           Schedules....................................................    13
 Signatures..............................................................   14
 Report of Independent Public Accountants................................  F-1
 Schedule I..............................................................  F-2

                                    PART I.

Item 1. Business.

General

   Household International, Inc. ("Household") is principally a non-operating holding company. Household's subsidiaries primarily provide middle-market consumers with several types of loan products in the United States, the United Kingdom and Canada. Household and its subsidiaries (including the operations of Beneficial Corporation ("Beneficial") which we acquired in 1998) may also be referred to in this Form 10-K as "we," "us" or "our." We offer real estate secured loans, auto finance loans, MasterCard and Visa* credit cards, private label credit cards, tax refund anticipation loans, retail installment sales finance loans and other types of unsecured loans, as well as credit and specialty insurance. At December 31, 2000, we had approximately 28,000 employees and served over 48 million customers with $87.6 billion in managed receivables and $67.4 billion in owned receivables. Information that is reported on a managed basis relates to receivables that have been sold and which we service with limited recourse ("securitize"), together with receivables that appear on our balance sheet. Information that is reported on an owned basis relates to the assets and liabilities we have on our balance sheet. Owned assets may vary from period to period depending on the timing and size of securitizations.

   Household was created as a holding company in 1981 as a result of a shareholder approved restructuring of Household Finance Corporation ("HFC"), which was established in 1878. Our operational focus is on those areas of consumer lending that we believe offer us the best opportunity to achieve the highest returns on our capital. From late 1994 through 1997 we exited several businesses that were providing insufficient returns on our investment, such as our first mortgage origination and servicing business in the United States and Canada, our individual life and annuity business, our consumer branch banking business and our student loan business. Since 1997, we have:

  . strengthened our consumer lending operation with the acquisition of Transamerica Financial Services Holding Company;

  . expanded our auto lending operation with the acquisition of ACC Consumer
    Finance Corporation;

  . merged with Beneficial, a consumer finance holding company;

  . took steps to reposition our United States MasterCard and Visa credit card business to de-emphasize undifferentiated credit card programs and;

  . purchased all of the outstanding capital stock of Decision One Holding
    Company LLC, a privately-held originator of non-conforming first and second mortgage loans that packages such loans for sale to investors.

   2000 Developments and Results. Continuing our operational focus, the following developments and results occurred during 2000:

  . In February 2000, we purchased all of the outstanding capital stock of Renaissance Holdings, Inc., a privately held issuer of secured and unsecured credit cards to non-prime customers, for approximately $300 million in common stock and cash.

  . We took advantage of consolidation in the home equity lending industry by acquiring real estate secured portfolios of $2.2 billion in March and $1.5 billion in June.

  . Our managed assets increased to $97.0 billion at year-end 2000 from $80.2 billion at year-end 1999 and $72.6 billion at year-end 1998. Our owned assets increased to $76.7 billion at year-end 2000 from $60.7 billion at year-end 1999 and $52.9 billion at year-end 1998.

  . In connection with our $2 billion share repurchase program, we repurchased 5.4 million shares of Household common stock for $209.3 million in 2000. Since announcing our share repurchase program in
--------
* MasterCard is a registered trademark of MasterCard International, Incorporated and VISA is a registered trademark of VISA USA, Inc.

    March of 1999, we have repurchased 22.2 million shares for a total of $922.2 million.

  . Our net income was $1.7 billion in 2000, compared to $1.5 billion in 1999 and $.5 billion in 1998. Excluding merger and integration related costs of $751.0 million after-tax and the $118.5 million after-tax gain on sale of Beneficial's Canadian operations, operating net income in 1998 was $1.2 billion.

  . Diluted earnings per share was $3.55 in 2000, compared to $3.07 in 1999 and $1.03 in 1998. Excluding merger and integration related costs of $751.0 million after-tax and the $118.5 million after-tax gain on sale of Beneficial's Canadian operations, diluted operating earnings per share was $2.30 in 1998.

   Consumers residing in the state of California account for 16 percent of our managed consumer portfolio in the United States. No other state has more than seven percent concentration of this portfolio.

   Financial information with respect to Household and its segments is set forth in our Annual Report to Shareholders (the "2000 Annual Report"), portions of which are incorporated herein by reference. See pages 26 through 85 of our 2000 Annual Report. Our products, operating markets and marketing methods are described under OPERATIONS in this Form 10-K.

Operations

   Our operations are divided into three reportable segments: Consumer, Credit Card Services, and International. Our Consumer segment includes our consumer lending, retail services and auto finance businesses. Our Credit Card Services segment includes our domestic MasterCard and Visa credit card business. Our International segment includes our foreign operations in the United Kingdom and Canada. Information about operating segments that are not individually reportable includes our insurance, tax services and commercial operations, as well as our corporate and treasury activities which are included in the "All Other" caption within our segment disclosure.

 General

   Across all reportable segments, we generally target non-conforming or non-prime consumers. Such customers are individuals who have limited credit histories, modest income, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior chargeoffs or other credit related actions. These customers generally have higher delinquency and credit loss probabilities and are charged a higher interest rate to compensate us for the additional risk.

   We have taken substantial measures to enhance our ability to maximize the profitability of our segments. We use our centralized underwriting, collection and processing functions to adapt our credit standards and collection efforts to market conditions. Our underwriting, loan administration and collection functions are supported by highly automated systems and processing facilities. Our centralized collection system is augmented by personalized early collection efforts. Maximizing our technology and otherwise streamlining our operations and reducing our costs has enabled us to improve our efficiency through specialization and economies of scale and allows us to operate more efficiently than most of our competitors.

   We also service each customer with a focus to expand that customer's relationship with Household. Cross-selling of products, aggressive credit management, "hands-on" customer care and targeted product marketing are means we use to retain customers and grow our business.

 Consumer

   Our consumer lending business has been ranked by Inside B & C Lending as the second largest subprime home equity originator in the United States based upon their estimates and 2000 receivables volume as reported to them by such lenders. Collectively, this business has over 1,400 branches located in 46 states and 3.4 million open customer accounts. It is marketed under both the HFC and Beneficial brand names, each of which caters to a slightly different type of customer in the middle-market population. Both brands offer secured and unsecured products. These products are marketed through our retail branch network, direct mail, telemarketing and Internet applications. In addition, we originate loans through a network of over 200 correspondents under the Household brand.

   According to the latest publication of The Nilson Report, we are the second largest provider of third party private label credit cards in the United States based on managed receivables outstanding. The private label business of our consumer segment has over 60 active merchant relationships with approximately $9.9 billion in managed receivables and 8.5 million active customer accounts. Approximately 32 percent of our private label receivables are in the electronics industry, 35 percent are in the furniture industry, 11 percent are in the home products industry and 12 percent are in the powersports vehicle industry. These products are generated through merchant promotions, application displays, direct mail, telemarketing and Internet applications.

   Our auto finance business provides retail installment financing for the purchase of new and used vehicles for consumers who do not have access to traditional, prime-based lending sources. We also refinance existing auto loans. Based on volume, we are one of the largest non-captive non-prime automobile lenders in the United States. Our auto finance business generates loan volume primarily through dealer relationships from which installment contracts are purchased. Loans are also directly originated through alliance partner referrals, direct mail and Internet applications.

 Credit Card Services

   Our Credit Card Services business includes our MasterCard and Visa receivables in the United States, including the GM Card(R), the Union Privilege ("UP") credit card, a Household Bank branded card, and the Orchard Bank card. The GM Card(R), a co-branded credit card issued as part of our alliance with General Motors Corporation ("GM"), enables customers to earn discounts on the purchase or lease of a new GM vehicle. The UP card program with the AFL-CIO provides benefits and services to members of 67 national and international labor unions. Both the Household Bank and Orchard Bank branded credit cards offer specialized credit card products to consumers underserved by traditional providers. The GM Card(R) and UP card programs represent 46 percent and 29 percent, respectively, of the managed receivables in this segment.

   Our MasterCard and Visa business is generated primarily through direct mail, telemarketing, Internet applications, application displays and promotional activity associated with our affinity and co-branding relationships. We also market our credit cards to our existing real estate secured, private label and tax refund anticipation loan customers.

 International

   Our United Kingdom operations offer secured and unsecured lines of credit, secured and unsecured closed-end loans, insurance products and credit cards (including the GM Card(R) from Vauxhall and marbles(TM), an Internet enabled credit card developed in connection with Freeserve, the United Kingdom's largest Internet service provider). Such operations are conducted in England, Scotland, Wales, Northern Ireland, and the Republic of Ireland. Loans are marketed under the "HFC", "Beneficial" and "Hamilton Direct" brand names through 181 branches, various merchants, direct mail and the Internet. Our Canadian business offers consumer loans, mortgages, revolving credit and retail finance and accepts deposits. Their products include real estate secured and unsecured lines of credit, secured and unsecured closed-end loans and private label credit cards. These products are marketed through 99 branch offices in 10 provinces, direct mail, telemarketing and the Internet.

 All Other

   We also offer credit life, credit accident, health and disability, term and specialty insurance products to our customers. Such products currently are offered throughout the United States and Canada. Insurance is directly written by or reinsured with one or more of our subsidiaries. Our tax refund anticipation loan ("RAL") business is a cooperative program with H&R Block Tax Services, Inc. and certain of its franchises, along with other independent tax preparers, to provide loans to customers who are entitled to federal tax refunds and who electronically file their federal income tax returns with the United States Internal Revenue Service. Our remaining commercial operations have continued to decline in size.

Funding

   As a financial services organization, we must have access to funds at competitive rates, terms and conditions to be successful. We fund our operations in the global capital markets, primarily through the use of securitizations, commercial paper, Federal funds borrowings, certificates of deposit, bank lines, thrift notes, medium-term notes and long-term debt. We also use derivative financial instruments to hedge our currency and interest rate exposure. A description of our use of derivative financial instruments, including interest rate swaps, foreign exchange contracts, and other quantitative and qualitative information about our market risk is set forth on pages 39 through 43, and 69 through 73 of our 2000 Annual Report. We also maintain an investment portfolio which at year-end 2000 was approximately $3.3 billion. Approximately $1.7 billion of such investment securities were held by our insurance subsidiaries. At year-end 2000, Household's long-term debt, together with that of HFC, Beneficial, Household Bank, f.s.b. (the "Bank") and our Canadian and U.K. subsidiaries, as well as the preferred stock of Household, have been assigned investment grade ratings by all nationally recognized statistical rating organizations that rate such instruments. These organizations have also rated the commercial paper of HFC in their highest rating category. For a detailed listing of the ratings that have been assigned to Household and our significant subsidiaries, see Exhibit 99(b) to this Form 10-K.

   Securitizations of consumer receivables have been, and will continue to be, a source of our liquidity. During 2000 we securitized approximately $7.0 billion of receivables compared to $5.2 billion in 1999 and $3.6 billion in 1998. Additional information on our sources and availability of funding are incorporated by reference to pages 39 through 42 of our 2000 Annual Report.

Regulation and Competition

   Regulation. Our consumer lending businesses operate in a highly regulated environment. Those businesses are subject to laws relating to discrimination in extending credit, use of credit reports, privacy matters, disclosure of credit terms and correction of billing errors. Our consumer branch lending offices are also subject to certain regulations and legislation that limit their operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that a loan may bear, the amount that may be borrowed, the types of actions that may be taken to collect or foreclose upon delinquent loans or the information about a customer that may be shared. Our consumer branch lending offices are generally licensed in those jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Our private label operations are conducted through state-licensed companies and our credit card banks.

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

   The Bank and our credit card banks are also subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). Among other things, FDICIA created a five-tiered system of capital measurement for regulatory purposes, placed limits on the ability of depository institutions to acquire brokered deposits, and gave broad powers to federal banking regulators, in particular the FDIC, to require undercapitalized institutions to adopt and implement a capital restoration plan and to restrict or prohibit a number of activities, including the payment of cash dividends, which may impair or threaten the capital adequacy of the insured depository institution. Federal banking regulators may apply corrective measures to an insured depository institution, even if it is adequately capitalized, if such institution is determined to be operating in an unsafe or unsound condition or engaging in an unsafe or unsound activity. In addition, federal banking regulatory agencies have adopted safety and soundness standards governing operational and managerial activities of insured depository institutions and their holding companies regarding internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation. Under FIRREA, the FDIC may assess an affiliated insured depository institution for the estimated losses incurred by the FDIC upon the default of any affiliated insured institution.

   On February 10, 1999, the four federal bank regulatory agencies revised their joint "retail credit classification policy" which establishes guidelines for classification of credit based on delinquency status and mandates specified timeframes for recognizing losses in consumer loan portfolios. This policy applies to any consumer loan held in our credit card banks or the Bank and became effective in stages that began April 1, 1999. Substantially all of the policy changes impacting our credit card banks or the Bank became effective on October 1, 2000. The application of the new rules did not have a material adverse impact on our financial statements or the way we manage our business.

   Our credit insurance business is subject to regulatory supervision under the laws of the states in which it operates. Regulations vary from state to state but generally cover licensing of insurance companies, premium and loss rates, dividend restrictions, types of insurance that may be sold, permissible investments, policy reserve requirements, and insurance marketing practices.

   Competition. The consumer financial services industry in which we operate is highly fragmented and intensely competitive. We compete with banks, thrifts and other financial institutions in the United States, Canada and the United Kingdom. We also compete with other finance companies, credit unions and retailers. Generally, competition is in the form of "teaser" rates (below market rates to entice customers to a product), expanded credit opportunities (relaxed underwriting standards) or value added services. We compete by developing a variety of consumer products to target specific market segments, maintaining a strong service orientation and developing innovative marketing alliances.

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

  . continued consumer acceptance of our distribution systems and demand for our loan or insurance products;

  . changes associated with, as well as the difficulty in integrating systems, operational functions and cultures of any organization acquired by Household;

  . the continued repositioning of our MasterCard/Visa business to further penetrate selected consumer segments; and

  . the ability to attract and retain qualified personnel to expand all of our businesses.

Item 2. Properties.

   Our operations are located throughout the United States, in 10 provinces in Canada and in the United Kingdom with principal facilities located in Anaheim, California; New Castle, Delaware; Brandon, Florida; Jacksonville, Florida; Tampa, Florida; Chesapeake, Virginia; Virginia Beach, Virginia; Elmhurst, Illinois; Hanover, Maryland; Bridgewater, New Jersey; Las Vegas, Nevada; Charlotte, North Carolina; Portland, Oregon; Pomona, California; Prospect Heights, Illinois; Salinas, California; San Diego, California; Wood Dale, Illinois; London, Kentucky; Sioux Falls, South Dakota; North York, Ontario, Canada; Birmingham, United Kingdom and Windsor, Berkshire, United Kingdom.

   Substantially all branch offices, divisional offices, corporate offices, regional processing and regional servicing center space are operated under lease with the exception of the headquarters building for our United Kingdom operations and processing facilities in Tampa, Florida, Las Vegas, Nevada and London, Kentucky. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.

Item 3. Legal Proceedings.

   We have developed and implemented compliance functions to monitor our operations to ensure that we comply with all applicable laws. However, we are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. Certain of these actions are or purport to be class actions seeking damages in very large amounts. Due to the uncertainties in litigation and other factors, we cannot assure you that we will ultimately prevail in each instance. We believe that we have meritorious defenses to these actions and any adverse decision should not materially affect our consolidated financial condition.

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

                                   PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   As of March 15, 2001 there were 19,468 record shareholders of Household's common stock.

   Additional information required by this Item is incorporated by reference to pages 51 and 85 of our 2000 Annual Report.

Item 6. Selected Financial Data.

   Information required by this Item is incorporated by reference to pages 26 and 27 of our 2000 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Information required by this Item is incorporated by reference to pages 28 through 50 of our 2000 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Information required by this Item is incorporated by reference to pages 39 through 43 of our 2000 Annual Report.

Item 8. Financial Statements and Supplementary Data.

   Our Financial Statements meet the requirements of Regulation S-X. Such Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K, are incorporated by reference to pages 51 through 84 of our 2000 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers of the Registrant.

   The following information on our executive officers is included pursuant to
Item 401(b) of Regulation S-K.

   William F. Aldinger, age 53, joined Household in September 1994 as President and Chief Executive Officer. In May 1996 he was appointed our Chairman and Chief Executive Officer. Mr. Aldinger served as Vice Chairman of Wells Fargo Bank and a Director of several Wells Fargo subsidiaries from 1986 until joining us. Mr. Aldinger is also a director of Household Finance Corporation (one of our subsidiaries), Illinois Tool Works Inc. and MasterCard International, Incorporated.

   Lawrence N. Bangs, age 64, was appointed Vice Chairman effective January 2000, having previously served as Group Executive--Private Label, United Kingdom, Canada, Insurance, Auto Finance and U.S. Consumer Banking since 1995. Since joining Household Finance Corporation in 1959, Mr. Bangs has served in various capacities in our U.S. consumer lending and United Kingdom operations, most recently as Managing Director and Chief Executive Officer of our United Kingdom operations.

   Rocco J. Fabiano, age 44, was appointed Group Executive--Auto Finance, Retail Services and Tax Services in January 2000, having joined us in 1997 as a result of our acquisition of ACC Consumer Finance Corporation where he served as Chairman and Chief Executive Officer since 1993.

   Gary D. Gilmer, age 51, was appointed Group Executive--Consumer Lending in 1998. Since joining Household Finance Corporation in 1972, Mr. Gilmer has served in various capacities in our consumer banking, private label and life insurance businesses, most recently as Managing Director and Chief Executive Officer of our United Kingdom operations.

   Siddharth N. Mehta, age 42, joined Household in June 1998 as Group Executive--Credit Card Services. Prior to joining Household, Mr. Mehta was Senior Vice President of Boston Consulting Group in Los Angeles and co-leader of Boston Consulting Group Financial Services Practice in the United States.

   David A. Schoenholz, age 49, was appointed Group Executive--Chief Financial Officer, effective January 2000, having previously served as Executive Vice President--Chief Financial Officer since 1996, Senior Vice President--Chief Financial Officer since 1994, Vice President--Chief Accounting Officer since 1993, Vice President since 1989 and Controller since 1987. He joined Household in 1985 as Director--Internal Audit.

   Colin P. Kelly, age 58, was appointed Senior Vice President--Administration effective January 2000, having previously served as Senior Vice President-- Human Resources since 1996, and Vice President--Human Resources since 1988. Mr. Kelly joined Household Finance Corporation in 1965 and has served in various management positions.

   Kenneth H. Robin, age 54, was appointed Corporate Secretary in 1998 and Senior Vice President--General Counsel in 1996, having previously served as Vice President--General Counsel since 1993. He joined Household in 1989 as Assistant General Counsel--Financial Services. Prior to joining Household, Mr. Robin held various positions in the legal departments of Citicorp and Citibank, N.A. from 1977 to 1989.

   There are no family relationships among our executive officers. The term of office of each executive officer is at the discretion of the Board of Directors.

   Additional information required by this Item is incorporated by reference to "Nominees For Director" and "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders scheduled to be held May 9, 2001 (the "2001 Proxy Statement").

Item 11. Executive Compensation.

   Information required by this Item is incorporated by reference to "Executive Compensation", "Report of the Compensation Committee on Executive Compensation", "Performance of Household", "Employment Agreements", "Savings-- Stock Ownership and Pension Plans", "Incentive and Stock Option Plans", and "Director Compensation" in our 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Information required by this Item is incorporated by reference to "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in our 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

   Information required by this Item is incorporated by reference to "Incentive and Stock Option Plans" and "Agreement with Mr. James H. Gilliam Jr." in our 2001 Proxy Statement.

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements.

   The consolidated financial statements listed below, together with an opinion of Arthur Andersen LLP dated January 15, 2001 with respect thereto, are incorporated by reference herein pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K. An opinion of Arthur Andersen LLP is also included in this Annual Report on Form 10-K.

   Household International, Inc. and Subsidiaries:

     Consolidated Statements of Income for the Three Years Ended December 31, 2000.

     Consolidated Balance Sheets, December 31, 2000 and 1999.

     Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2000.

     Consolidated Statements of Changes in Preferred Stock and Common Shareholders' Equity for the Three Years Ended December 31, 2000.

     Notes to Consolidated Financial Statements.

     Report of Independent Public Accountants.

     Selected Quarterly Financial Data (Unaudited).

(b) Reports on Form 8-K.

   Current Reports on Form 8-K were filed on October 18, 2000 and November 8, 2000 by Household during the three months ended December 31, 2000.

(c) Exhibits.

     3(i)  Restated Certificate of Incorporation of Household
           International, Inc. as amended (incorporated by reference to Exhibit 3(i) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
     3(ii) Bylaws of Household International, Inc. as amended January 30,
           2001.
     4(a)  Rights Agreement dated as of July 9, 1996, between Household
           International, Inc. and Harris Trust and Savings Bank, as
           Rights Agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated July 9, 1996).
     4(b)  Standard Multiple-Series Indenture Provisions for Senior Debt
           Securities of Household Finance Corporation dated as of June
           1, 1992 (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of Household Finance
           Corporation, No. 33-48854).
     4(c)  Indenture dated as of December 1, 1993 for Senior Debt
           Securities between Household Finance Corporation and The Chase
           Manhattan Bank (National Association), as Trustee
           (incorporated by reference to Exhibit 4(b) to the Registration
           Statement on Form S-3 of Household Finance Corporation, No.
           33-55561 filed on September 20, 1994).
     4(d) The principal amount of debt outstanding under each other instrument defining the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. Household agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.

     10.1  Household International, Inc. 1998 Key Executive Bonus Plan
           (incorporated by reference to Exhibit 10.1 of our Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1998).
     10.2  Household International, Inc. Corporate Executive Bonus Plan.
     10.3  Household International, Inc. Long-Term Executive Incentive
           Compensation Plan, as Amended (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
     10.4 Forms of stock option and restricted stock rights agreements under the Household International, Inc. Long-Term Executive
           Incentive Compensation Plan (incorporated by Reference to
           Exhibit 10.4 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
     10.5  Household International, Inc. 1996 Long-Term Executive
           Incentive Compensation Plan, as Amended.
     10.6 Forms of stock option and restricted stock rights agreements under the Household International, Inc. 1996 Long-Term
           Executive Incentive Compensation Plan.
     10.7  Household International, Inc. Deferred Fee Plan for Directors
           (incorporated by reference to Exhibit 10.7 of our Annual
           Report Form 10-K for the fiscal year ended December 31, 1999).
     10.8  Household International, Inc. Deferred Phantom Stock Plan for
           Directors. (incorporated by reference to Exhibit 10.8 of our Annual Report Form 10-K for the fiscal year ended December 31,
           1999).
     10.9  Household International, Inc. Non-Qualified Deferred
           Compensation Plan for Executives, as Amended (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
     10.10 Executive Employment Agreement between Household International, Inc.
           and W.F. Aldinger (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the fiscal year ended December 31,
           1998).
     10.11 Executive Employment Agreement between Household
           International, Inc. and L.N. Bangs (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
     10.12 Executive Employment Agreement between Household
           International, Inc. and G.D. Gilmer (incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
     10.13 Executive Employment Agreement between Household
           International, Inc. and D.A. Schoenholz (incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
     10.14 Executive Employment Agreement between Household
           International, Inc. and S.N. Mehta (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
     10.15 Executive Employment Agreement between Household
           International, Inc. and R.J. Fabiano.
     10.16 Amended and Restated Supplemental Executive Retirement Plan for W.F. Aldinger.
     10.17 Beneficial Corporation 1990 Non-qualified Stock Option Plan
           (incorporated by reference to Exhibit 4.4 of Beneficial
           Corporation's Form S-8 filed on April 23, 1996, File No. 333-
           02737).

     10.18 Amendment to Beneficial Corporation 1990 Non-qualified Stock
           Option Plan (incorporated By reference to Exhibit 4.2 of
           Beneficial Corporation's Form S-8 filed July 1, 1998, File No.
           333-58291).
     11    Statement of Computation of Earnings per Share.
     12    Statement of Computation of Ratio of Earnings to Fixed Charges
           and to Combined Fixed Charges and Preferred Stock Dividends.
     13    Material incorporated by reference to Household International,
           Inc.'s 2000 Annual Report to Shareholders.
     21    List of our subsidiaries.
     23    Consent of Arthur Andersen LLP, Certified Public Accountants.
     24    Power of Attorney, included on page 14 hereof.
     99(a) Annual Report on Form 11-K for the Household International,
           Inc. Tax Reduction Investment Plan (to be filed by amendment).
     99(b) Ratings of Household International, Inc. and its significant subsidiaries.

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

Dated: March 28, 2001

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

          /s/ R.J. Darnall           Director
____________________________________
           (R.J. Darnall)

          /s/ G.G. Dillon            Director
____________________________________
           (G.G. Dillon)

         /s/ J.A. Edwardson          Director                        March 28, 2001
____________________________________
          (J.A. Edwardson)

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

      /s/ C.F. Freidheim, Jr.        Director
____________________________________
       (C.F. Freidheim, Jr.)


       /s/ J.H. Gilliam, Jr.         Director
____________________________________
        (J.H. Gilliam, Jr.)

           /s/ L.E. Levy             Director
____________________________________
            (L.E. Levy)

           /s/ G.A. Lorch            Director
____________________________________
            (G.A. Lorch)

          /s/ J.D. Nichols           Director
____________________________________
           (J.D. Nichols)

         /s/ J.B. Pitblado           Director                        March 28, 2001
____________________________________
          (J.B. Pitblado)

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


                                 EXHIBIT INDEX

 Exhibit
   No                          Document Description
 -------                       --------------------
 3(i)    Restated Certificate of Incorporation of Household
         International, Inc. as amended (incorporated by reference to
         Exhibit 3(i) of our Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1998).
 3(ii)   Bylaws of Household International, Inc. as amended January 30,
         2001.
 4(a)    Rights Agreement dated as of July 9, 1996, between Household
         International, Inc. and Harris Trust and Savings Bank, as Rights
         Agent (incorporated by reference to Exhibit 99.1 of our Current
         Report on Form 8-K dated July 9, 1996).
 4(b)    Standard Multiple-Series Indenture Provisions for Senior Debt
         Securities of Household Finance Corporation dated as of June 1,
         1992 (incorporated by reference to Exhibit 4(b) to the
         Registration Statement on Form S-3 of Household Finance
         Corporation, No. 33-48854).
 4(c)    Indenture dated as of December 1, 1993 for Senior Debt
         Securities between Household Finance Corporation and The Chase
         Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) to the Registration Statement on
         Form S-3 of Household Finance Corporation, No. 33-55561 filed on
         September 20, 1994).
 4(d)    The principal amount of debt outstanding under each other
         instrument defining the rights of holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. Household agrees to furnish to the
         Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
 10.1    Household International, Inc. 1998 Key Executive Bonus Plan
         (incorporated by reference to Exhibit 10.1 of our Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1998).
 10.2    Household International, Inc. Corporate Executive Bonus Plan.
 10.3    Household International, Inc. Long-Term Executive Incentive
         Compensation Plan, as amended (incorporated by reference to
         Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
 10.4    Forms of stock option and restricted stock rights agreements under the Household International, Inc. Long-Term Executive
         Incentive Compensation Plan (incorporated by reference to
         Exhibit 10.4 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
 10.5    Household International, Inc. 1996 Long-Term Executive Incentive
         Compensation Plan, as amended.
 10.6    Forms of stock option and restricted stock rights agreements under the Household International, Inc. 1996 Long-Term Executive
         Incentive Compensation Plan.
 10.7    Household International, Inc. Deferred Fee Plan for Directors
         (incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
 10.8    Household International, Inc. Deferred Phantom Stock Plan for
         Directors (incorporated by reference to Exhibit 10.8 of our
         Annual Report on Form 10-K for the fiscal year ended December
         31, 1999).

 Exhibit
   No                          Document Description
 -------                       --------------------
 10.9    Household International, Inc. Non-Qualified Deferred
         Compensation Plan for Executives, as amended (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for
         the fiscal year ended December 31, 1998).
 10.10   Executive Employment Agreement between Household International,
         Inc. and W. F. Aldinger (incorporated by reference to Exhibit
         10.10 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
 10.11   Executive Employment Agreement between Household International,
         Inc. and L. N. Bangs (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the fiscal year ended
         December 31, 1998).
 10.12   Executive Employment Agreement between Household International,
         Inc. and G. D. Gilmer (incorporated by reference to Exhibit
         10.12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
 10.13   Executive Employment Agreement between Household International,
         Inc. and D. A. Schoenholz (incorporated by reference to Exhibit
         10.13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
 10.14   Executive Employment Agreement between Household International,
         Inc. and S. N. Mehta (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended
         December 31, 1998).
 10.15   Executive Employment Agreement between Household International,
         Inc. and R. J. Fabiano.
 10.16   Amended and Restated Supplemental Executive Retirement Plan for
         W. F. Aldinger.
 10.17   Beneficial Corporation 1990 Non-qualified Stock Option Plan
         (incorporated by reference to Exhibit 4.4 of Beneficial
         Corporation's Form S-8 filed on April 23, 1996, File No.
         333-02737).
 10.18   Amendment to Beneficial Corporation 1990 Non-qualified Stock
         Option Plan (incorporated by reference to Exhibit 4.2 of
         Beneficial Corporation's Form S-8 filed July 1, 1998, File No.
         333-58291).
 11      Statement of Computation of Earnings per Share.
 12      Statement of Computation of Ratio of Earnings to Fixed Charges
         and to Combined Fixed Charges and Preferred Stock Dividends.
 13      Material incorporated by reference to Household International,
         Inc.'s 2000 Annual Report to Shareholders.
 21      List of our subsidiaries.
 23      Consent of Arthur Andersen LLP, Certified Public Accountants.
 24      Power of Attorney, included on page 14 hereof.
 99(a)   Annual Report on Form 11-K for the Household International, Inc.
         Tax Reduction Investment Plan (to be filed by amendment).
 99(b)   Ratings of Household International, Inc. and its significant subsidiaries.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Household International, Inc.:

   We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Household International, Inc.'s 2000 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 15, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(d) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
January 15, 2001

                                                                      SCHEDULE I

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONDENSED STATEMENTS OF INCOME
                                 (In millions)

                                                        Year ended December 31
                                                       ------------------------
                                                         2000     1999    1998
                                                       -------- -------- ------
Equity in earnings of subsidiaries.................... $1,747.9 $1,521.4 $546.3
Other income..........................................     34.6     32.5   24.6
                                                       -------- -------- ------
    Total income......................................  1,782.5  1,553.9  570.9
                                                       -------- -------- ------
Expenses:
  Administrative......................................     72.7     62.8   49.2
  Interest............................................     61.3     50.6   45.2
                                                       -------- -------- ------
    Total expenses....................................    134.0    113.4   94.4
                                                       -------- -------- ------
Income before income tax benefit......................  1,648.5  1,440.5  476.5
Income tax benefit....................................     52.2     45.9   47.6
                                                       -------- -------- ------
    Net income........................................ $1,700.7 $1,486.4 $524.1
                                                       ======== ======== ======
    Total comprehensive income........................ $1,742.9 $1,374.6 $546.7
                                                       ======== ======== ======


            See accompanying note to condensed financial statements.

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           CONDENSED BALANCE SHEETS
                                 (In millions)

                                                                 December 31
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
Assets
  Cash.......................................................      --  $    2.2
  Investments in and advances to (from) subsidiaries......... $9,034.7  7,400.7
  Other assets...............................................    604.9    533.7
                                                              -------- --------
  Total assets............................................... $9,639.6 $7,936.6
                                                              ======== ========
Liabilities and Shareholders' Equity
  Commercial paper........................................... $  292.3 $  397.7
  Senior debt (with original maturities over one year).......    185.0    185.6
                                                              -------- --------
  Total debt.................................................    477.3    583.3
  Other liabilities..........................................    371.7    363.0
                                                              -------- --------
  Total liabilities..........................................    849.0    946.3
  Company obligated mandatorily redeemable preferred
   securities of subsidiary trusts*..........................    675.0    375.0
  Preferred stock............................................    164.4    164.4
  Common shareholders' equity................................  7,951.2  6,450.9
                                                              -------- --------
  Total liabilities and shareholders' equity................. $9,639.6 $7,936.6
                                                              ======== ========

--------
* The sole assets of the four trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in June 2000, March 1998, June 1996 and June 1995, bearing interest at 10.00, 7.25, 8.70 and
  8.25 percent, respectively, with principal balances of $309.3, $206.2, $103.1 and $77.3 million, respectively, and due June 30, 2030, December 31, 2037, June 30, 2036 and June 30, 2025, respectively.


           See accompanying note to condensed financial statements.

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                   Year ended December 31
                                                ------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  --------
Cash provided by (used in) operations
  Net income................................... $ 1,700.7  $ 1,486.4  $  524.1
  Adjustments to reconcile net income to net
   cash provided by (used in) operations:
    Equity in earnings of subsidiaries.........  (1,747.9)  (1,521.4)   (546.3)
    Other operating activities.................     (10.5)     (11.6)    193.8
                                                ---------  ---------  --------
Cash provided by (used in) operations..........     (57.7)     (46.6)    171.6
                                                ---------  ---------  --------
Investment in Operations
  Dividends from subsidiaries..................     648.0    1,160.5   1,067.3
  Dividends from pooled affiliate..............       --         --       75.4
  Investment in and advances to (from)
   subsidiaries, net...........................    (282.5)       8.7    (709.3)
  Other investing activities...................       (.8)       2.5       1.9
                                                ---------  ---------  --------
Cash increase from investment in operations....     364.7    1,171.7     435.3
                                                ---------  ---------  --------
Financing and Capital Transactions
  Net change in commercial paper and bank
   borrowings..................................    (105.4)      82.1      34.1
  Retirement of senior debt....................       --       (89.7)      --
  Issuance of senior debt......................       --        85.6       --
  Shareholders' dividends......................    (358.9)    (332.1)   (256.5)
  Shareholders' dividends--pooled affiliate....       --         --      (61.8)
  Issuance of company obligated mandatorily
   redeemable preferred securities of
   subsidiary trusts...........................     300.0        --      200.0
  Purchase of treasury stock...................    (209.3)    (915.9)   (412.0)
  Treasury stock activity--pooled affiliate....       --         --      (11.4)
  Issuance of common stock.....................      64.4       45.0        .8
  Redemption of preferred stock................       --         --     (100.1)
                                                ---------  ---------  --------
Cash decrease from financing and capital
 transactions..................................    (309.2)  (1,125.0)   (606.9)
                                                ---------  ---------  --------
Increase (decrease) in cash....................      (2.2)        .1       --
Cash at January 1..............................       2.2        2.1       2.1
                                                ---------  ---------  --------
Cash at December 31............................ $     --   $     2.2  $    2.1
                                                =========  =========  ========

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

   Household received cash dividends from the Bank of $275 and $75 million in 1999 and 1998, respectively. No dividends were received from the Bank in 2000.

   Household has guaranteed payment of certain long-term debt obligations of Household Financial Corporation Limited ("HFCL"), a Canadian subsidiary. The amount of guaranteed debt outstanding at HFCL on December 31, 2000 and 1999 was $.3 and $.4 billion, respectively.

   Household has also guaranteed payment of certain debt obligations (excluding certain deposits) of Household International (U.K.) Limited ("HIUK"). The amount of guaranteed debt outstanding at HIUK on December 31, 2000 and 1999 was approximately $2.2 and $2.7 billion, respectively.