Form 10-Q
period 2001-03-31
HOUSEHOLD INTERNATIONAL INC
filed 2001-05-09
CIK 354964

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At April 30, 2001, there were 463,827,458 shares of the registrant's common stock outstanding.

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES



                                Table of Contents


PART I.      Financial Information                                        Page
                                                                          ----

     Item 1. Financial Statements


             Condensed Consolidated Statements of Income
             (Unaudited) - Three Months Ended March 31, 2001 and 2000....   2

             Condensed Consolidated Balance Sheets -
             March 31, 2001 (Unaudited) and December 31, 2000...........    3

             Condensed Consolidated Statements of Cash Flows
             (Unaudited) - Three months Ended
             March 31, 2001 and 2000....................................    4

             Notes to Interim Condensed Consolidated Financial
                Statements (Unaudited)..................................    5

     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations       ..............   14

PART II.     Other Information


     Item 6. Exhibits and Reports on Form 8-K...........................   24

     Signature    ......................................................   25

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


-------------------------------------------------------------------------------
                                                            Three months ended
                                                                     March 31,
(In millions, except per share data)                2001                 2000
-------------------------------------------------------------------------------

Finance and other interest income               $ 2,430.3            $ 1,924.9
Interest  expense                                 1,106.8                821.7
                                                ----------      ---------------

Net interest margin                               1,323.5              1,103.2
Provision for credit losses on
     owned receivables                              703.6                522.1
                                                ----------      ---------------
Net interest margin after provision
     for credit losses                              619.9                581.1
                                                ----------      ---------------

Securitization revenue                              406.3                346.4
Insurance revenue                                   158.6                135.0
Investment income                                    41.8                 40.8
Fee income                                          237.9                179.3
Other income                                        161.7                133.3
                                                ----------      ---------------

    Total other revenues                          1,006.3                834.8
                                                ----------      ---------------

Salaries and fringe benefits                        377.6                302.1
Sales incentives                                     54.5                 42.8
Occupancy and equipment expense                      83.5                 75.5
Other marketing expenses                            135.2                133.1
Other servicing and administrative expenses         193.4                186.8
Amortization of acquired intangibles and goodwill    38.9                 43.2
Policyholders' benefits                              77.5                 66.9
                                                  --------      ---------------

    Total costs and expenses                        960.6                850.4
                                                  --------      ---------------

Income before income taxes                          665.6                565.5
Income taxes                                        233.8                192.6
-------------------------------------------------------------------------------
Net income                                        $ 431.8              $ 372.9
===============================================================================
EARNINGS PER COMMON SHARE
Net income                                        $ 431.8              $ 372.9
Preferred dividends                                  (2.3)                (2.3)
                                                  --------      ---------------
Earnings available to common shareholders         $ 429.5              $ 370.6
                                                  --------      ---------------
Average common shares                               466.0                470.5
Average common and common equivalent shares         472.0                474.0
                                                  --------      ---------------
Basic earnings per common share                     $ .92                $ .79
Diluted earnings per common share                     .91                  .78
                                                  --------      ---------------
DIVIDENDS DECLARED PER COMMON SHARE                 $ .19                $ .17
-------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------
                                                  March 31,      December 31,
(In millions, except share data)                   2001              2000
------------------------------------------------------------------------------
ASSETS                                            (UNAUDITED)
Cash                                                $ 272.3           $ 490.2
Investment securities                               3,400.3           3,259.0
Receivables, net                                   68,362.6          67,161.7
Acquired intangibles and goodwill, net              1,667.9           1,705.7
Properties and equipment, net                         536.1             517.6
Real estate owned                                     350.2             337.1
Other assets                                        3,663.9           3,235.0
------------------------------------------------------------------------------
Total assets                                     $ 78,253.3        $ 76,706.3
==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
     Deposits                                       $ 9,097.7         $ 8,676.9
     Commercial paper, bank and other borrowings      9,932.4          10,787.9
     Senior and senior subordinated debt
       (with original maturities over one year)      46,133.9          45,053.0
                                                    ----------    --------------
     Total debt                                      65,164.0          64,517.8
Insurance policy and claim reserves                   1,080.1           1,106.6
Other liabilities                                     3,353.1           2,291.3
                                                    ----------    --------------
     Total liabilities                               69,597.2          67,915.7
Company obligated mandatorily redeemable preferred
     securities of subsidiary trusts*                   875.0             675.0
Preferred stock                                         164.4             164.4
Common shareholders' equity:
     Common stock, $1.00 par value, 750,000,000
        shares authorized, 551,424,968 and
        551,100,165 shares issued at March 31,
        2001 and December 31, 2000, respectively        551.4             551.1
     Additional paid-in capital                       1,942.1           1,926.0
     Retained earnings                                8,015.4           7,680.5
     Accumulated other comprehensive income            (515.3)           (214.7)
     Less common stock in treasury, 87,988,916
        and 80,080,506 shares at March 31, 2001
        and December 31, 2000, respectively,
        at cost                                      (2,376.9)         (1,991.7)
                                                   ------------     ------------
     Total common shareholders' equity                7,616.7           7,951.2
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity         $ 78,253.3        $ 76,706.3
===============================================================================

* As described in note 7 to the financial statements, the sole assets of the five trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in January 2001, June 2000, March 1998, June 1996 and June 1995, bearing interest at 8.25, 10.00, 7.25, 8.70 and 8.25 percent, respectively, with principal balances of $206.2, $309.3, $206.2, $103.1 and $77.3 million, respectively, and due January 30, 2031, June 30, 2030, December 31, 2037, June 30, 2036 and June 30, 2025, respectively.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------
                                                            Three months ended
                                                                     March 31,
(In millions)                                               2001          2000
-------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                               $ 431.8       $ 372.9
Adjustments to reconcile net income to cash
     provided by operations:
     Provision for credit losses on owned receivables      703.6         522.1
     Insurance policy and claim reserves                    46.2           2.4
     Depreciation and amortization                          83.1          77.8
     Other, net                                             71.4         440.9
                                                      -----------    ----------
Cash provided by operations                              1,336.1       1,416.1
                                                      -----------    ----------
INVESTMENTS IN OPERATIONS
Investment securities:
     Purchased                                            (480.3)       (293.8)
     Matured                                               120.2         127.2
     Sold                                                  143.3           8.4
Short-term investment securities, net change                59.2          86.4
Receivables:
     Originations, net                                  (8,848.5)     (7,223.6)
     Purchases and related premiums                       (137.3)     (3,453.6)
     Sold                                                6,779.0       6,533.7
Acquisition of business operations                             -         (87.1)
Properties and equipment purchased                         (57.9)        (34.6)
Properties and equipment sold                                1.6           4.0
                                                      -----------    ----------
Cash decrease from investments in operations            (2,420.7)     (4,333.0)
                                                      -----------    ----------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change           (435.8)       (496.4)
Time certificates, net change                              139.9       1,079.3
Senior and senior subordinated debt issued               4,317.6       3,485.1
Senior and senior subordinated debt retired             (2,869.3)     (1,104.3)
Policyholders' benefits paid                               (27.0)        (31.9)
Cash received from policyholders                            14.3          12.5
Shareholders' dividends                                    (90.4)        (82.7)
Purchase of treasury stock                                (398.3)        (24.3)
Issuance of common stock                                     4.4          10.8
Issuance of company obligated mandatorily redeemable
     preferred securities of subsidiary trusts             200.0             -
                                                      -----------    ----------
Cash increase from financing and capital transactions      855.4       2,848.1
                                                      -----------    ----------
Effect of exchange rate changes on cash                     11.3          88.6
                                                      -----------    ----------
Increase (decrease) in cash                               (217.9)         19.8
Cash at January 1                                          490.2         270.6
-------------------------------------------------------------------------------
Cash at March 31                                         $ 272.3       $ 290.4
===============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                          $ 1,040.2       $ 834.3
Income taxes paid                                          102.2          49.9
Non-cash investing and financing activities:
     Common stock issued for acquisition                       -         209.4
-------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2001 should not be considered indicative of the results for any future quarters or the year ending December 31, 2001. Household and its subsidiaries may also be referred to in this Form 10-Q as "we", "us" or "our". These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

2.       INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:

-------------------------------------------------------------------------------

                                          March 31,               December 31,
                                               2001                       2000
-------------------------------------------------------------------------------
                            Amortized         Fair      Amortized         Fair
(In millions)                    Cost        Value           Cost        Value
-------------------------------------------------------------------------------

Marketable equity securities  $  35.6       $ 32.5     $   25.8        $  24.9
Corporate debt securities     1,857.6      1,814.4      1,948.5        1,873.5
U.S. government and federal
    agency debt securities      443.0        448.6        173.7          173.5
Certificates of deposit         269.3        283.1        319.2          319.2
Money market funds              246.9        246.9        436.6          436.6
Other                           508.3        532.6        390.1          390.3
-------------------------------------------------------------------------------
Subtotal                      3,360.7      3,358.1      3,293.9        3,218.0
Accrued investment income        42.2         42.2         41.0           41.0
-------------------------------------------------------------------------------
Total available-for-sale
     investments            $ 3,402.9    $ 3,400.3    $ 3,334.9      $ 3,259.0
===============================================================================

3.       RECEIVABLES

Receivables consisted of the following:
-------------------------------------------------------------------------------
                                                        March 31,  December 31,
(In millions)                                                2001          2000
--------------------------------------------------------------------------------
Real estate secured                                    $ 36,686.8    $ 35,179.7
Auto finance                                              1,988.0       1,850.6
MasterCard*/Visa*                                         7,448.5       8,053.6
Private label                                            10,225.4      10,347.3
Other unsecured                                          11,884.2      11,328.1
Commercial and other                                        572.7         598.6
                                                      --------------------------

Total owned receivables                                  68,805.6      67,357.9

Accrued finance charges                                   1,322.5       1,302.6
Credit loss reserve for owned receivables                (2,282.4)     (2,111.9)
Unearned credit insurance premiums and claims reserves     (767.8)       (725.2)
Amounts due and deferred from receivables sales           2,342.5       2,420.6
Reserve for receivables serviced with limited recourse   (1,057.8)     (1,082.3)
                                                      --------------------------

Total owned receivables, net                             68,362.6      67,161.7
Receivables serviced with limited recourse               19,567.0      20,249.5
--------------------------------------------------------------------------------

Total managed receivables, net                         $ 87,929.6    $ 87,411.2
================================================================================

Receivables serviced with limited recourse consisted of the following:

-------------------------------------------------------------------------------
                                                        March 31,  December 31,
(In millions)                                                2001          2000
-------------------------------------------------------------------------------
Real estate secured                                     $ 1,318.0     $ 1,457.8
Auto finance                                              2,812.8       2,712.7
MasterCard/Visa                                           9,121.7       9,529.8
Private label                                             1,650.0       1,650.0
Other unsecured                                           4,664.5       4,899.2
-------------------------------------------------------------------------------

Total receivables serviced with limited recourse       $ 19,567.0    $ 20,249.5
===============================================================================

The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:

-------------------------------------------------------------------------------
                                                        March 31,  December 31,
(In millions)                                                2001          2000
--------------------------------------------------------------------------------
Real estate secured                                    $ 38,004.8    $ 36,637.5
Auto finance                                              4,800.8       4,563.3
MasterCard/Visa                                          16,570.2      17,583.4
Private label                                            11,875.4      11,997.3
Other unsecured                                          16,548.7      16,227.3
Commercial and other                                        572.7         598.6
--------------------------------------------------------------------------------

Total managed receivables                              $ 88,372.6    $ 87,607.4
================================================================================
* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

4.   CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three months ended March 31 was as follows:


-------------------------------------------------------------------------------
                                                              Three months ended
                                                                       March 31,
(In millions)                                                   2001       2000
--------------------------------------------------------------------------------
Owned receivables:
     Credit loss reserves at beginning of period           $ 2,111.9  $ 1,757.0
     Provision for credit losses                               703.6      522.1
     Chargeoffs                                               (588.1)    (525.7)
     Recoveries                                                 56.6       43.5
     Other, net                                                 (1.6)     112.8
--------------------------------------------------------------------------------

     Credit loss reserves for owned receivables
        at March 31                                          2,282.4    1,909.7
--------------------------------------------------------------------------------

Receivables serviced with limited recourse:
     Credit loss reserves at beginning of period             1,082.3      909.6
     Provision for credit losses                               229.2      294.1
     Chargeoffs                                               (264.3)    (264.7)
     Recoveries                                                 16.2       14.9
     Other, net                                                 (5.6)      (2.5)
--------------------------------------------------------------------------------

     Credit loss reserves for receivables serviced with
        limited recourse at March 31                         1,057.8      951.4
--------------------------------------------------------------------------------

Total credit loss reserves for managed receivables
     at March 31                                           $ 3,340.2  $ 2,861.1
================================================================================



The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves.


5.   INCOME TAXES

Our effective tax rate was 35.1 percent for the three months ended March 31, 2001 and 34.1 percent for the first three months of 2000. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and leveraged lease tax benefits.

6.   EARNINGS PER COMMON SHARE

Computations of earnings per common share for the three months ended March 31 were as follows:


-------------------------------------------------------------------------------
                                  Three months ended       Three months ended
                                           March 31,                March 31,
(In millions, except per share data)            2001                     2000
-------------------------------------------------------------------------------
                                 Diluted      Basic      Diluted        Basic
                              -----------  ----------  ----------  ------------
Earnings:
     Net income                  $ 431.8     $ 431.8     $ 372.9       $ 372.9
     Preferred dividends            (2.3)       (2.3)       (2.3)         (2.3)
                              -----------  ----------  ----------  ------------
Earnings available to common
     shareholders                $ 429.5     $ 429.5     $ 370.6       $ 370.6
                              -----------  ----------  ----------  ------------
Average shares outstanding:
     Common                        466.0       466.0       470.5         470.5
     Common equivalents              6.0           -         3.5             -
                              -----------  ----------  ----------  ------------
Average shares outstanding
     assuming dilution             472.0       466.0       474.0         470.5
-------------------------------------------------------------------------------
Earnings per common share          $ .91       $ .92       $ .78         $ .79
===============================================================================



7. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
   OF SUBSIDIARY TRUSTS

We have formed special purpose trusts, including Household Capital Trust VI which was formed in January 2001, for the purpose of issuing trust preferred securities. The sole assets of these trusts are Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Notes") issued by Household.

The following table summarizes our company obligated mandatorily redeemable preferred securities of subsidiary trusts ("Preferred Securities") and the related Junior Subordinated Notes:



---------------------------   -----------------   -----------------    ------------------   ----------------    -----------------
                               Household Capital    Household Capital    Household Capital   Household Capital   Household Capital
(Dollar amounts are in millions)Trust ("HCT VI")    Trust V ("HCT V")    Trust IV ("HCT IV") Trust II("HCT II")  Trust I ("HCT I")
--------------------------   -----------------    -----------------    ------------------   ----------------    -----------------
Preferred Securities:
   Interest rate                        8.25%              10.00%                7.25%              8.70%                 8.25%
   Face value                           $200                $300                 $200               $100                   $75
   Issue date                   January 2001           June 2000           March 1998          June 1996             June 1995
Junior Subordinated Notes:
   Principal balance                  $206.2              $309.3               $206.2             $103.1                 $77.3
   Redeemable by issuer     January 30, 2006        June 8, 2005       March 19, 2003      June 30, 2001         June 30, 2000
   Stated maturity          January 30, 2031       June 30, 2030    December 31, 2037      June 30, 2036         June 30, 2025
---------------------------  -----------------  -----------------  ------------------    ----------------     -----------------

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

HCT I, HCT II, HCT IV, HCT V, and HCT VI (collectively, "the Trusts") are wholly-owned subsidiaries of Household. Household's obligations with respect to the Junior Subordinated Notes, when considered together with certain undertakings of Household with respect to the Trusts, constitute full and unconditional guarantees by Household of the Trust's obligations under the respective Preferred Securities. The Preferred Securities are classified in our balance sheet as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interests in the trusts) at their face and redemption amount of $875 million at March 31, 2001 and $675 million at December 31, 2000.

8.       FORWARD PURCHASE AGREEMENT

As of March 31, 2001, we had entered into agreements to purchase, on a forward basis, approximately 0.8 million shares of our common stock at a weighted-average forward price of $55.09 per share. The agreements may be settled either physically by purchasing the shares or on a net basis in shares of our common stock, at our option. The agreements have terms of up to one year but may be settled earlier at our option. During the current quarter, settlements from forward purchase agreements resulted in our receiving 7.2 million shares of our common stock at an average cost of $42.64 per share.

9.   COMPREHENSIVE INCOME


Comprehensive income was $131.2 million for the quarter ended March 31, 2001 and $422.5 million for the quarter ended March 31, 2000.


The components of accumulated other comprehensive income are as follows:

-----------------------------------------------------------------------------
                                                    March 31,   December 31,
(In millions)                                            2001           2000
-----------------------------------------------------------------------------
Foreign currency translation adjustments             $ (272.1)      $ (238.5)
Unrealized gain on investments                          124.1           23.8
Derivative instruments and hedging activities          (367.3)             -
-----------------------------------------------------------------------------

Accumulated other comprehensive income               $ (515.3)      $ (214.7)
=============================================================================


10.      SEGMENT REPORTING


We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment includes our consumer lending, retail services and auto finance businesses. Our Consumer lending business includes our branch-based operations and our mortgage services business, which includes our correspondent business. Our Credit Card Services segment includes our domestic MasterCard and Visa credit card business. Our International segment includes our foreign operations in the United Kingdom and Canadian operations. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2000.

Information about our reportable segments for the first quarter of 2001 compared to the corresponding prior-year quarter was as follows:


----------------------------------------------------------------------------------------------------------------
                                                   Three months ended                        Three months ended
Owned Basis                                                 March 31,                                 March 31,
(In millions)                                                    2001                                      2000
----------------------------------------------------------------------------------------------------------------
                                                 Credit                                    Credit
                                                   Card        Inter-                        Card        Inter-
                                Consumer       Services      national      Consumer      Services      national
                             ------------  ------------- ------------- ------------- ------------- -------------
Net interest margin and
     other revenues (1)        $ 1,357.5        $ 561.7       $ 198.0     $ 1,160.0       $ 398.7       $ 237.2
Intersegment revenues               46.2            8.9           1.9          37.9           8.1           1.2
Net income                         278.4           59.5          46.4         241.1          29.4          64.3
Total assets                    57,714.4        7,999.8       7,670.2      46,178.7       6,623.2       7,472.1
Total assets - managed          67,336.6       16,937.4       8,808.6      55,515.0      15,423.0       8,719.9
----------------------------------------------------------------------------------------------------------------

(1) Net interest margin and other revenues, including intersegment revenues, net of policyholders' benefits



A reconciliation of the total reportable segments' net income to consolidated net income for the first quarter of 2001 and 2000 is as follows:

-------------------------------------------------------------------------
                                                       Three months ended
                                                                March 31,
(In millions)                                        2001           2000
-------------------------------------------------------------------------
Reportable segment net income                     $ 384.3        $ 334.8
Other operations not individually
   reportable                                        83.6           68.2
Adjustments/eliminations                            (36.1)         (30.1)
-------------------------------------------------------------------------
Total consolidated net income                     $ 431.8        $ 372.9
=========================================================================


11.      DERIVATIVE FINANCIAL INSTRUMENTS

Change in Accounting Principle

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"), as amended. FAS No. 133 requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

The adoption of FAS No. 133 on January 1, 2001 was accounted for as a cumulative effect of a change in accounting principle. The impact of the adoption was not material to earnings and reduced common shareholders' equity by $240 million. The adjustment to common shareholders' equity was recorded as a component of accumulated other comprehensive income and was made to recognize at fair value all derivatives that were designated as cash flow hedging instruments. We expect that $119 million of derivative losses recorded in common shareholders' equity on January 1, 2001 will be reclassified into earnings within one year. These unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no net impact to our earnings. Derivative gains expected to be reclassified into earnings within one year are not expected to be material. During the three months ended March 31, 2001, approximately $22 million in net derivative losses were reclassified into earnings.

Accounting Policies

Under FAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a non-hedging derivative. Fair value hedges include hedges of the fair value of a recognized asset or liability and certain foreign-currency hedges. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset or liability and certain foreign-currency hedges. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income, and reclassified into earnings in the period during which the hedged item affects earnings. Changes in the fair value of derivatives used to hedge our net investment in foreign subsidiaries, to the extent effective as a hedge, are recorded in common shareholders' equity as a component of the cumulative translation adjustment account within accumulated other comprehensive income. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in other income in the current period.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives to specific assets and liabilities on the balance sheet. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively, as discussed below.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the balance sheet at its fair value. For fair value hedges, the formerly hedged asset or liability will no longer be adjusted for changes in fair value and any previously recorded adjustments to the carrying value of the hedged asset or liability will be amortized into income over the remaining life of the hedged asset or liability. For cash flow hedges, amounts previously recorded in accumulated other comprehensive income will be reclassified into income as earnings are impacted by the variability in the cash flows of the hedged item.

If the hedging instrument is terminated early, the derivative is removed from the balance sheet. Accounting for the adjustments to the hedged asset or liability or adjustments to accumulated other comprehensive income are the same as described above when a derivative no longer qualifies as an effective hedge.

If the hedged asset or liability is sold or extinguished, the derivative will continue to be carried on the balance sheet at its fair value. The hedged item, including previously recorded mark-to-market adjustments, are derecognized immediately as a component of the gain or loss upon disposition.

Objectives for Holding Derivative Instruments

We generally fund our assets with liabilities that have similar interest rate features. This reduces structural interest rate risk. Over time, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts result in different funding strategies and produce different interest rate risk exposures. We maintain an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by volatility in interest rates and currency exchange rates. We manage our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We manage our exposure to currency risk primarily through the use of currency swaps. We do not speculate on interest rate or foreign currency market exposure and we do not use leveraged derivative instruments for interest-rate risk management.

By utilizing derivative instruments to mitigate market risk, we are exposed to additional credit risk. We control the credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits and ongoing monitoring procedures. Additionally, certain swap agreements that we have entered into require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. We have never experienced nonperformance by any derivative instrument counterparty.


We have a comprehensive program to address potential financial risks such as interest rate, counterparty and currency risk. The Finance Committee of the Board of Directors sets acceptable limits for each of these risks annually and reviews the limits semi-annually.

At March 31, 2001, the fair value of derivatives included other assets of $265 million and other liabilities of $1,077 million.

Fair Value Hedges: To manage our exposure to changes in interest rates, we enter into interest rate swap agreements to convert our fixed rate debt to variable rate debt. The critical terms of the interest rate swap are designed to match that of the hedged item, enabling the application of the short-cut method of accounting as defined by FAS No. 133. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings during the current period as a component of other income.

We enter into cross-currency interest rate swap agreements (currency swaps) to convert debt issued from one currency into pay variable debt of the appropriate functional currency. Such swap agreements are used to manage our exposure to changes in foreign currency and interest rates. Although the critical terms of the currency swap are designed to match that of the hedged item, FAS No. 133 does not allow short-cut method accounting for this type of hedge. Therefore, there may be minimal ineffectiveness which is reported in current period earnings.


Hedge ineffectiveness associated with fair value hedges reported in the first quarter of 2001 was a loss of $0.5 million, net of tax. At March 31, 2001, we had recorded adjustments which decreased the carrying value of our debt by $221 million.

Cash Flow Hedges: To manage our exposure to changes in interest rates, we enter into interest rate swap agreements to convert our variable rate debt to fixed rate debt. The critical terms of the interest rate swap are designed to match that of the hedged item, enabling the application of the short-cut method of accounting as defined by FAS No. 133. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings immediately as other income.

To manage our exposure to changes in foreign currency, we enter into cross-currency interest rate swap agreements (currency swaps) to convert debt issued from one currency into pay fixed debt of the appropriate functional currency. Although the critical terms of the currency swap and hedged item are designed to match that of the hedged item, FAS No. 133 does not allow short-cut method accounting for this type of hedge. Therefore, there may be minimal ineffectiveness which is reported in current period earnings.

At March 31, 2001, we had approximately $367 million of unrealized losses on derivative instruments, net of taxes, in accumulated other comprehensive income. We expect $130 million of currently unrealized net losses, after taxes, will be reclassified to earnings within one year. These unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no net impact to our earnings. Hedge ineffectiveness associated with cash flow hedges reported in the first quarter of 2001 was immaterial.


Hedges of Net Investments in Foreign Operations: We use forward-exchange contracts to hedge our net investments in foreign operations. The purpose of these hedges is to protect against adverse movements in exchange rates. For the quarter ended March 31, 2001, $9 million of net gains related to these derivatives were included in the cumulative translation adjustment.

Non-Hedging Activities: At March 31, 2001, we had $2.3 million, net of tax, in net fair value gains on derivatives, consisting of forward rate agreements, interest rate caps, exchange traded futures, and some interest rate swaps, which were not designated as hedges under FAS No. 133. These are economic hedges that are not linked to specific assets and liabilities that appear on our balance sheet and do not qualify for hedge accounting. The primary purpose of these derivatives is to minimize our exposure to volatility in interest rates. We do not use any of these instruments for trading purposes.

12.      NEW ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("FAS No. 140"). FAS No. 140 revises the standards for accounting for securitizations and requires certain disclosures. We adopted the non-disclosure provisions of FAS No. 140 on April 1, 2001 and do not expect the adoption to have a significant effect on our operations.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the Household International, Inc. Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K") filed with the Securities and Exchange Commission. Management's discussion and analysis may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect",
"anticipate", "intend", "may", "will", "should", "would" and "could". Forward-looking statements involve risks and uncertainties and are based on current views and assumptions. For a list of important factors that may affect our actual results, see our 2000 Form 10-K.


OPERATIONS SUMMARY


Our net income for the first quarter of 2001 increased 16 percent to $431.8 million, from $372.9 million a year ago. Diluted earnings per share was $.91 in the first quarter, compared to $.78 in the same period in 2000. Our improved results were due to strong revenue growth driven by significant receivable growth and higher income from our tax refund lending business. Partially offsetting the revenue growth were higher operating expenses as a result of portfolio growth and increased investments in sales and collection personnel. Our tax refund lending business contributed $.15 to our first quarter earnings per share, an increase of 25 percent over the $.12 contribution in the year-ago quarter.

Our annualized return on average owned assets ("ROA") was 2.21 percent in the first quarter of 2001 compared to 2.37 percent for the prior year quarter. Our annualized return on average managed assets ("ROMA") was 1.77 percent in the first quarter of 2001 compared to 1.82 percent in the same period in 2000.

Our normalized managed basis efficiency ratio was 35.6 percent for the first quarter of 2001 compared to 36.2 percent in the same period in 2000. The efficiency ratio is the ratio of operating expenses to the sum of our managed net interest margin and other revenues less policyholders' benefits. The improvement in the managed ratio reflects growth in managed net revenues, including increased revenue from our tax refund lending business, while operating expenses increased at a lower rate.


SEGMENT RESULTS


Our Consumer segment reported higher net income over the comparable prior-year quarter. Net income increased to $278.4 million for the quarter compared to $241.1 million in the year-ago quarter. Managed receivables grew to $65.7 billion at March 31, 2001, from $64.0 billion at December 31, 2000 and $53.8 billion at March 31, 2000. The managed receivable growth was driven by solid growth in real estate secured, other unsecured and auto finance receivables. ROA was 1.94 percent for the quarter compared to 2.19 percent for the year-ago quarter. ROMA was 1.66 percent for the first quarter of 2001 compared to 1.82 percent for the year-ago quarter. ROA and ROMA declined from the prior year primarily due to the shift in our portfolio to lower margin real estate secured receivables. The increase in net income reflects higher dollars of net interest margin partially offset by higher salary expense, including higher sales incentive compensation, and higher credit loss provision resulting from the increased levels of receivables.

Our Credit Card Services segment reported improved results. Net income increased to $59.5 million for the quarter compared to $29.4 million in the year-ago quarter. Managed receivables were $15.4 billion at March 31, 2001, $16.0 billion at December 31, 2000 and $13.8 billion at March 31, 2000. The decrease from year-end was due to normal seasonal runoff. Compared to the prior year, growth was strongest in our Union Privilege ("UP") portfolio, our affinity card relationship with the AFL-CIO labor federation, and in our non-prime credit card portfolio. We acquired Renaissance Holdings, Inc., a privately held issuer of secured and unsecured credit cards to sub-prime customers, in February 2000. ROA was 2.91 percent for the quarter compared to 1.79 percent in the year-ago quarter. ROMA was 1.39 percent for the quarter compared to .75 percent in the year-ago quarter. The improved operating results primarily were due to increased net interest margin and higher fee income from higher levels of managed receivables which was partially offset by higher credit loss provision and increased operating expenses associated with higher receivable levels.

Our International segment reported net income of $46.4 million for the quarter compared to $64.3 million in the year-ago quarter. Net income in the current quarter includes negative foreign exchange impacts of $4.2 million. Managed receivables were $7.6 billion at March 31, 2001, $7.8 billion at December 31, 2000 and $7.6 billion at March 31, 2000. Receivable balances reflect negative foreign exchange impacts of approximately $400 million compared to the prior quarter and $900 million compared to the prior year. When reported in local currency, all products reported receivable growth over the prior year quarter with the strongest growth coming from our real estate secured and private label portfolios in the United Kingdom. Marbles(TM), our Internet-enabled credit card, also reported strong year-over-year growth. Compared to December 31, 2000, strong growth in our real estate secured and private label portfolios was partially offset by seasonal runoff in our MasterCard and Visa portfolio. ROA was 2.47 percent for the quarter compared to 3.40 percent for the year-ago quarter. ROMA was 2.13 percent for the quarter compared to 2.97 percent for the year-ago quarter. The decrease in operating results was primarily due to lower net interest margin in the U.K. resulting from lower yields and costs associated with our branch expansion efforts in the U.K. and Canada. During the first quarter, 23 new branches were opened in U.K. and Canada.


BALANCE SHEET REVIEW


Strong receivable growth across all products drove our improved results. Our managed portfolio increased $12.9 billion to $88.4 billion, or 17 percent from a year ago. Excluding the effect of foreign exchange translation, growth during the year was $13.8 billion, or 18 percent. Growth was strongest in our real estate secured portfolio which increased 23 percent over the year-ago period. Managed receivables in our U.S. consumer lending business, which includes both real estate secured and other unsecured products, increased 18 percent over prior year. Our branch sales force continued to benefit from our centralized lead management and point-of-sale system which contributed to increased productivity and strong growth in our HFC and Beneficial branches. Our mortgage services business also reported strong year-over-year growth with receivables increasing $4.1 billion, or 37 percent, over the March 31, 2000 level. Our mortgage services receivables growth included an opportunistic portfolio acquisition of $2.2 billion in the second quarter of 2000. Expansion of our auto finance sales force and favorable market conditions contributed to the $1.4 billion increase in auto finance receivables. MasterCard* and Visa* receivables increased 7 percent to $16.6 billion and were led by growth in our UP, non-prime and marbles(TM) portfolios. Private label receivables increased 8 percent to $11.9 billion as a result of organic growth from existing merchants.

Compared to December 31, 2000, managed receivables grew $765 million, or an annualized 3.5 percent, as robust growth in our real estate secured portfolio more than offset the seasonal runoff in our credit card portfolios. Excluding the effect of foreign exchange translation, growth in the quarter was $1.2 billion, or an annualized 5.4 percent.

Owned receivables were $68.8 billion at March 31, 2001, up from $67.4 billion at December 31, 2000 and $56.2 billion at March 31, 2000. The level of our owned receivables may vary from period to period depending on the timing and size of securitization transactions.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 4.36 percent at March 31, 2001, compared with 4.26 percent at December 31, 2000 and 4.58 percent at March 31, 2000. The annualized consumer owned chargeoff ratio in the first quarter of 2001 was 3.12 percent, compared with 2.98 percent in the prior quarter and 3.53 percent in the year-ago quarter.

Managed consumer two-months-and-over contractual delinquency as a percent of managed consumer receivables was 4.25 percent at March 31, 2001, compared with
4.20 percent at December 31, 2000 and 4.43 percent at March 31, 2000. The annualized consumer managed chargeoff ratio in the first quarter of 2001 was
3.56 percent, compared with 3.41 percent in the prior quarter and 4.00 percent in the year-ago quarter.

The ratio of tangible equity to tangible managed assets was 7.54 percent, compared with 7.41 percent at December 31, 2000.

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

In January 2001, a wholly-owned  special  purpose trust  subsidiary  issued $200
million  of  company  obligated  mandatorily   redeemable  preferred  securities
(representing the minority interest in the trust).


As of March 31, 2001, we had entered into agreements to purchase, on a forward basis, approximately 0.8 million shares of our common stock at a weighted-average forward price of $55.09 per share. The agreements may be settled either physically by purchasing the shares or on a net basis in shares of our common stock, at our option. The agreements have terms of up to one year but may be settled earlier at our option. During the current quarter, settlements from forward purchase agreements resulted in our receiving 7.2 million shares of our common stock at an average cost of $42.64 per share.

During the first quarter, we repurchased 8.8 million shares of our common stock, for a total of $398.3 million. Since announcing our share repurchase program in March 1999, we have repurchased 31 million shares for a total of $1.3 billion.

Deposits increased to $9.1 billion at March 31, 2001 from $8.7 billion at December 31, 2000. Commercial paper, bank and other borrowings decreased to $9.9 billion at March 31, 2001 from $10.8 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) increased to $46.1 billion from $45.1 billion at year-end. The change in total debt levels from year end is consistent with the change in owned receivables.

Our securitized receivables totaled $19.6 billion at March 31, 2001, compared with $20.2 billion at December 31, 2000.

The  composition  of  receivables   securitized  (excluding   replenishments  of
certificate holder interests) during the quarter is as follows:
--------------------------------------------------------------------
                                                 Three months ended
                                                          March 31,
(In billions)                                2001              2000
--------------------------------------------------------------------
Auto finance                                 $ .4              $ .5
MasterCard/Visa                                .1                .2
Other unsecured                                .4                .8
--------------------------------------------------------------------
                                             $ .9             $ 1.5
====================================================================



We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At March 31, 2001, securitizations represented 23 percent of the funding associated with our managed portfolio compared to 26 percent a year earlier. Although our securitized portfolio currently represents a smaller portion of our total funding mix, we plan to continue utilizing securitizations as a source of funding in the future.



PRO FORMA MANAGED STATEMENTS OF INCOME

Securitizations of consumer receivables have been, and will continue to be, a source of liquidity for us. We continue to service securitized receivables after they have been sold and retain a limited recourse liability for future credit losses. We include revenues and credit-related expenses related to the off-balance sheet portfolio in one line item in our owned statements of income. Specifically, we report net interest margin, provision for credit losses, fee income and securitization related revenue as a net amount in securitization revenue.


We monitor our operations on a managed basis as well as on the owned basis reported in our statements of income. Our pro forma managed income statement assumes that the securitized receivables have not been sold and are still on our balance sheet. Consequently, the income and expense items discussed above are reclassified from securitization revenue into the appropriate caption in our pro forma managed basis income statement as if the receivables had not been securitized. Our pro forma managed basis income statement is presented below. Our pro forma managed basis income statement is not intended to reflect the differences between our accounting policies for owned receivables and the off-balance sheet portfolio, but merely to report net interest margin, fees and provision for losses as if the securitized loans were held in portfolio. Therefore, net income on a pro forma managed basis equals net income on an owned basis.


We define the net effect of securitization activity on our operations as securitization related revenue less the over-the-life provision for credit losses on initial securitization transactions. Securitization related revenue includes gross initial gains on current period securitization transactions less amortization of current and prior period securitization gains. The over-the-life provision for credit losses on initial securitization transactions is reported in our pro forma managed income statement as a component of provision for credit losses. The net effect of securitization activity will vary depending upon the amount and mix of securitizations in a particular period.

-------------------------------------------------------------------------------
                                                   Three months ended
                                                            March 31,
(Dollar amounts are in millions)          2001        *         2000       *
-------------------------------------------------------------------------------
Finance and other interest income    $ 3,246.8      14.58%  $ 2,645.7   14.41%
Interest expense                       1,417.0      6.36      1,120.2    6.10
                                     ----------   --------  ----------  ------

Net interest margin                    1,829.8      8.22      1,525.5    8.31
Provision for credit losses              932.8                  816.2
                                     ----------            -----------

Net interest margin after provision
    for credit losses                    897.0                  709.3
                                     ----------            -----------

Insurance revenue                        158.6                  135.0
Investment income                         41.8                   40.8
Fee income                               393.2                  332.8
Securitization related revenue           (26.1)                  64.7
Other income                             161.7                  133.3
                                     ----------            -----------

Total other revenues                     729.2                  706.6
                                     ----------            -----------

Salaries and fringe benefits             377.6                  302.1
Sales incentives                          54.5                   42.8
Occupancy and equipment expense           83.5                   75.5
Other marketing expenses                 135.2                  133.1
Other servicing and administrative
     expenses                            193.4                  186.8
Amortization of acquired intangibles
     and goodwill                         38.9                   43.2
Policyholders' benefits                   77.5                   66.9
                                       --------             ----------

Total costs and expenses                 960.6                  850.4
                                       --------             ----------

Income before taxes                      665.6                  565.5
Income taxes                             233.8                  192.6
------------------------------------------------------------------------------

Net income                             $ 431.8                $ 372.9
==============================================================================

Average managed receivables          $88,102.7             $ 72,347.8
Average noninsurance investments         525.0                  657.9
Other interest-earning assets            448.5                  426.0
-------------------------------------------------------------------------------

Average managed interest-earning
     assets                           $89,076.2            $ 73,431.7
===============================================================================
* As a percent, annualized, of average managed interest-earning assets.

The following discussion on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on our historical owned statements of income ("Owned Basis"), as well as on the above pro forma managed statements of income ("Managed Basis").

Net interest margin


Net interest margin on an Owned Basis was $1.3 billion for the first quarter of 2001, up 20 percent from $1.1 billion for the prior-year quarter. Net interest margin on a Managed Basis also increased 20 percent to $1.8 billion for the first quarter of 2001, from $1.5 billion for the prior-year quarter. The increases were primarily due to better pricing and receivable growth, partially offset by higher funding costs. Although interest rates declined dramatically in the first quarter of 2001, they increased steadily throughout 1999 and the first half of 2000, which resulted in a higher average rate for the first quarter of 2001 compared to the first quarter of 2000.

Net interest margin as a percent of average managed interest-earning assets, annualized, increased to 8.22 percent, up from 8.01 percent in the previous quarter but down from 8.31 percent in the year-ago quarter. The increase from the previous quarter is primarily due to lower funding costs resulting from recent easing in United States monetary policy. Though the rates we charge on our products may also be reduced as a result of the easing in monetary policy, these reductions generally do not occur as quickly as the reductions in our funding costs which results in a temporary expansion of our margins. Compared to the prior year quarter, the margin reflects higher funding costs due to higher interest rates as discussed above, partially offset by improved pricing in our MasterCard and Visa portfolio.

Managed Basis risk adjusted margin, which is net interest margin and other revenues adjusted for securitization related revenue and net chargeoffs, was
8.11 percent for the first quarter of 2001 compared to 7.82 percent in the comparable prior-year period. The increases are the result of reductions in chargeoff rates and higher tax refund lending revenue partially offset by the previously discussed reductions in net interest margin.

Provision for credit losses


The provision for credit losses for receivables on an Owned Basis for the first quarter of 2001 totaled $703.6 million, compared to $522.1 million in the prior-year quarter. The provision as a percent of average owned receivables, annualized, was 4.10 percent in the first quarter of 2001, compared to 3.91 percent in the first quarter of 2000. During the first quarter of 2001, we recorded owned loss provision in excess of chargeoffs of $172.1 million reflecting our rapid receivable growth, recent increases in personal bankruptcy filings and continued uncertainty on the impact the weakening economy will have on future chargeoff and delinquency trends. The provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period and the product mix of loans in our portfolio.

The provision for credit losses for receivables on a Managed Basis totaled $932.8 million in the first quarter of 2001, compared to $816.2 million in the prior-year quarter. As a percent of average managed receivables, annualized, the provision was 4.24 percent in the first quarter of 2001, compared to 4.51 percent in the first quarter of 2000. The Managed Basis provision includes the over-the-life reserve requirement on the off-balance sheet portfolio. This provision is impacted by the type and amount of receivables securitized in a given period and substantially offsets the revenue recorded on the securitization transactions. See "Liquidity and Capital Resources" for the type and amount of receivables securitized and "Credit Quality" for further discussion of factors affecting the provision for credit losses.

Other revenues


Securitization revenue on an Owned Basis was $406.3 million for the first quarter of 2001, compared to $346.4 million for the same quarter in 2000. Securitization revenue consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The increases are primarily due to increases in average securitized receivables and portfolio mix. The components of securitization revenue are reclassified to the appropriate caption in the pro forma statements of income on a Managed Basis.

Securitization related revenue on a Managed Basis, which includes the gross gains and amortization on our securitized portfolio, was an expense of $26.1 million in the first quarter of 2001 compared to revenue of $64.7 million in the year-ago quarter. The net effect of securitization activity, after establishing credit loss reserves on initial transactions, decreased income by $105.8 million in the first quarter of 2001 compared to $57.3 million in the year-ago quarter. Securitization related revenue and the net effect of securitization activity will vary from quarter to quarter depending upon the amount and mix of securitizations in a particular period.

The following table includes securitization related revenue on a Managed Basis and the net effect of securitization activity on our operations:
--------------------------------------------------------------------------------
                                                              Three months ended
                                                                       March 31,
(In millions)                                            2000             2000
--------------------------------------------------------------------------------
Gross gains                                           $ 105.9           $ 164.4
Amortization                                            132.0             (99.7)
--------------------------------------------------------------------------------
Securitization related revenue                          (26.1)             64.7
Over the life provision on new trasactions               79.7             122.0
--------------------------------------------------------------------------------
Net effect of securitization activity                $ (105.8)          $ (57.3)
================================================================================


Insurance revenue was $158.6 million in the first quarter of 2001 compared to $135.0 million in the year-ago quarter. The increase reflected increased sales on a larger portfolio.

Fee income on an Owned Basis, which includes revenues from fee-based products such as credit cards, was $237.9 million in the first quarter of 2001, compared to $179.3 million in the year-ago quarter. The increases were primarily due to higher credit card fees from our non-prime credit card portfolio.

Fee income on a Managed Basis was $393.2 million in the first quarter of 2001 compared to $332.8 million in the year-ago quarter. The increases were primarily due to higher credit card fees as discussed above.

Other income, which includes revenue from our tax refund lending business, was $161.7 million in the first quarter of 2001 compared to $133.3 million in the prior-year quarter. Higher revenues from our tax refund lending business drove the increase in other income.


Expenses

Total costs and expenses for the first quarter of 2001 were $960.6 million compared to $850.4 million in the comparable prior-year quarter as we invested in sales and collection personnel to support our growing portfolio. Significant fluctuations were as follows:

Salaries and fringe benefits for the first quarter of 2001 were $377.6 million compared to $302.1 million in the first quarter of 2000. The increases were primarily due to additional staffing at all businesses to support growth including collections and service quality as well as branch expansion efforts in the United Kingdom and Canada.

Sales incentives for the first quarter of 2001 were $54.5 million compared to $42.8 million in the comparable prior-year quarter. The increases were due to higher sales volumes in our branches.

Occupancy and equipment expense for the first quarter of 2001 was $83.5 million compared to $75.5 million in the comparable prior-year quarter. The increases were primarily the result of support facility growth, including new branches in the U.K. and Canada, and facilities associated with acquisitions in the first half of the prior year.

Other marketing expenses for the first quarter of 2001 were $135.2 million and were comparable to $133.1 million in the first quarter of 2000.

Other servicing and administrative expenses for the first quarter of 2001 were $193.4 million compared to $186.8 million in the comparable prior-year quarter. The increases were primarily due to higher collection expenses and costs associated with our privacy mailings.

Amortization of acquired intangibles and goodwill for the first quarter of 2001 was $38.9 million compared to $43.2 million in the comparable prior-year quarter. The decrease is attributable to reductions in acquired intangibles in the first quarter of 2000.

CREDIT LOSS RESERVES

Our consumer credit management policies focus on product type and specific portfolio risk factors. When evaluating credit risk, we believe that it is important to also consider risk adjusted revenue because our biggest economic protection against credit loss is the ability to price for it. Risk adjusted margin on a Managed Basis was 8.11 percent for the first quarter of 2001 compared to 7.82 percent in the comparable prior-year quarter. Our consumer credit portfolio is diversified by product and geographic location. See Note 4, "Receivables" in the accompanying financial statements for receivables by product type and Note 5, "Credit Loss Reserves" for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the quarter.

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows:

-------------------------------------------------------------------------------
                     March 31,  December 31, September 30,  June 30, March 31,
(in millions)             2001          2000          2000      2000      2000
-------------------------------------------------------------------------------
Owned                $ 2,282.4     $ 2,111.9     $ 2,009.2 $ 1,986.5 $ 1,909.7
Serviced with limited
     recourse          1,057.8       1,082.3         976.8     961.7     951.4
-------------------------------------------------------------------------------
Total managed        $ 3,340.2     $ 3,194.2     $ 2,986.0 $ 2,948.2 $ 2,861.1
===============================================================================

Managed credit loss reserves as a percent of nonperforming managed receivables were 107.6 percent, compared to 107.0 percent at December 31, 2000 and 105.9 percent at March 31, 2000.

Total owned and managed credit loss reserves as a percent of receivables were as follows:
----------------------------------------------------------------------
         March 31,  December 31,  September 30,   June 30,  March 31,
              2001          2000           2000       2000       2000
----------------------------------------------------------------------
Owned         3.32%         3.14%          3.11%      3.24%      3.40%
Managed       3.78          3.65           3.58       3.69       3.79
----------------------------------------------------------------------


Reserve ratios at March 31, 2001 reflect historical and estimated future credit quality, the growing level of personal bankruptcy filings, and the continuing uncertainty over what impact the weakening economy will ultimately have on our chargeoff and delinquency levels.

CREDIT QUALITY

We track delinquency and chargeoff levels on a managed basis and we apply the same credit and portfolio management procedures as on our owned portfolio.

Delinquency

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):


-------------------------------------------------------------------------------
                      March 31,  December 31, September 30,   June 30, March 31,
                           2001          2000          2000       2000     2000
-------------------------------------------------------------------------------
Managed:
     Real estate secured  2.61%       2.63%        2.77%        2.72%     2.99%
     Auto finance         1.79        2.55         2.19         1.99      1.52
     MasterCard/Visa      3.68        3.49         3.48         3.14      3.06
     Private label        5.50        5.48         5.67         5.77      5.94
     Other unsecured      8.37        7.97         7.72         7.92      8.56
-------------------------------------------------------------------------------

     Total managed        4.25%       4.20%        4.21%        4.16%     4.43%
-------------------------------------------------------------------------------

Owned                     4.36%       4.26%        4.29%        4.25%     4.58%
===============================================================================

Managed delinquency as a percent of managed consumer receivables increased slightly during the quarter, but was substantially lower than the prior-year quarter. The modest sequential increase in delinquency during the quarter was due to increases in our MasterCard and Visa and other unsecured portfolios, partially offset by improvement in our auto finance portfolio. The increase in MasterCard and Visa delinquency reflects lower levels of receivables due to normal seasonal run-off and reflects seasoning of the non-prime portfolio. The improvement in auto finance delinquency is primarily due to seasonality in this business. The increase in other unsecured delinquency is primarily due to certain older vintages.

Improvements in our real estate secured, private label and other unsecured portfolios drove the decrease in the delinquency ratio from a year ago. In our real estate secured portfolio, we continue to benefit from the growing percentage of loans on which we hold a first lien position. During 2000, our consumer lending business added additional collection staff which has resulted in decreased delinquency in our real estate secured and other unsecured portfolios. Delinquency in our MasterCard and Visa portfolio increased over the prior year as a result of growing the non-prime portfolio. The higher delinquency associated with the non-prime portfolio is compensated for with higher pricing in this portfolio.

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


Net Chargeoffs of Consumer Receivables

Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

-------------------------------------------------------------------------------
                          First      Fourth      Third      Second       First
                        Quarter     Quarter    Quarter     Quarter     Quarter
                           2001        2000       2000        2000        2000
-------------------------------------------------------------------------------
Managed:
     Real estate secured    .44%        .41%       .41%       .47%         .52%
     Auto finance          5.15        5.22       4.45        4.28        5.25
     MasterCard/Visa       6.27        5.83       5.23        5.57        5.69
     Private label         5.08        5.06       5.28        5.43        5.65
     Other unsecured       6.27        5.92       7.00        7.68        7.41
-------------------------------------------------------------------------------

Total                      3.56%       3.41%      3.47%       3.74%       4.00%
-------------------------------------------------------------------------------

Owned                      3.12%       2.98%      3.01%       3.27%       3.53%
===============================================================================


Managed net chargeoffs as a percent of average managed receivables increased modestly over the previous quarter. Increases in MasterCard and Visa chargeoffs reflect growth in our non-prime credit card business. Seasoning of certain older vintages contributed to the increase in other unsecured chargeoffs.

Compared to the prior year quarter, managed net chargeoffs decreased 44 basis points. Our private label and other unsecured portfolios reflect the benefits of improved collections. MasterCard and Visa chargeoffs reflect growth in our non-prime credit card business.

The trends impacting owned net chargeoffs as a percent of owned receivables are generally consistent with those described above for our managed portfolio. Owned chargeoffs for our real estate secured and private label and other unsecured products are comparable to managed chargeoffs. Chargeoffs for MasterCard and Visa receivables on an owned basis are higher due to the difference in credit quality and seasoning of the receivables which remain on our balance sheet. Chargeoffs for auto finance receivables on an owned basis are lower due to the predominantly unseasoned nature of the receivables which remain on balance sheet.


NONPERFORMING ASSETS


-------------------------------------------------------------------------------------------------------------------------
                                              March 31,    December 31,   September 30,        June 30,        March 31,
(In millions)                                      2001            2000            2000            2000             2000
-------------------------------------------------------------------------------------------------------------------------
Owned assets:
     Nonaccrual receivables                   $ 1,825.1       $ 1,678.7       $ 1,593.3       $ 1,462.4        $ 1,503.6
     Accruing consumer receivables
        90 or more days delinquent                669.3           649.4           604.6           571.8            570.5
     Renegotiated commercial loans                 12.3            12.3            12.3            12.3             12.3
                                         ---------------  -------------- ---------------  --------------   --------------
     Total nonperforming receivables            2,506.7         2,340.4         2,210.2         2,046.5          2,086.4
     Real estate owned                            350.2           337.1           336.9           323.5            301.0
-------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets               $ 2,856.9       $ 2,677.5       $ 2,547.1       $ 2,370.0        $ 2,387.4
-------------------------------------------------------------------------------------------------------------------------
     Credit loss reserves as a
        percent of nonperforming
        receivables                               91.1%            90.2%           90.9%           97.1%            91.5%
-------------------------------------------------------------------------------------------------------------------------
Managed assets:
     Nonaccrual receivables                   $ 2,200.6       $ 2,112.3       $ 1,984.1       $ 1,841.8        $ 1,934.2
     Accruing  consumer receivables
        90 or more days delinquent                891.5           859.8           802.8           753.9            755.0
     Renegotiated commercial loans                 12.3            12.3            12.3            12.3             12.3
                                         ---------------  -------------- ---------------  --------------   --------------
     Total nonperforming
        receivables                             3,104.4         2,984.4         2,799.2         2,608.0          2,701.5
     Real estate owned                            350.2           337.1           336.9           323.6            301.0
-------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets               $ 3,454.6       $ 3,321.5       $ 3,136.1       $ 2,931.6        $ 3,002.5
-------------------------------------------------------------------------------------------------------------------------
     Credit loss reserves as
        a percent of nonperforming
        receivables                               107.6%          107.0%          106.7%          113.0%           105.9%
-------------------------------------------------------------------------------------------------------------------------





Item 6.  Exhibits and Reports on Form 8-K

  (a)      Exhibits

      12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
    99.1   Debt and Preferred Stock Securities Ratings.

  (b)      Report on Form 8-K

           During the first quarter of 2001, the Registrant filed a Current Report on Form 8-K dated January 17, 2001 with respect to the press release pertaining to the financial results of Household International, Inc. for the year ended December 31, 2000.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              HOUSEHOLD INTERNATIONAL, INC.
                                              ----------------------------
                                              (Registrant)



Date:    May 9, 2001                          By: /s/ David A. Schoenholz
         -----------                          ---------------------------
                                              David A. Schoenholz
                                              Group Executive -
                                              Chief Financial Officer
                                              and on behalf of
                                              Household International, Inc.







Exhibit Index


  12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

99.1  Debt and Preferred Stock Securities Ratings.





                                   EXHIBIT 12


-------------------------------------------------------------------------------
                                                              Three months ended
                                                                       March 31,
(In millions)                                          2001              2000
------------------------------------------------------------------------------
Net income                                          $ 431.8           $ 372.9
Income taxes                                          233.8             192.6
                                               -------------     -------------

Income before income taxes                            665.6             565.5
                                               -------------     -------------

Fixed charges:
     Interest expense (1)                           1,115.3             827.6
     Interest portion of rentals (2)                   14.9              13.0
                                               -------------     -------------

Total fixed charges                                 1,130.2             840.6
                                               -------------     -------------

Total earnings as defined                         $ 1,795.8         $ 1,406.1
                                               =============     =============

Ratio of earnings to fixed charges                     1.59              1.67

Preferred stock dividends (3)                         $ 3.5             $ 3.5

Ratio of earnings to combined fixed charges
     and preferred stock dividends                     1.58              1.67
==============================================================================

(1) For financial statement purposes, interest expense includes income earned on temporary investment of excess funds, generally resulting from over-subscriptions of commercial paper.

(2) Represents one-third of rentals, which approximates the portion representing interest.


(3) Preferred stock dividends are grossed up to their pretax equivalent based upon an effective tax rate of 35.1 percent for the quarter ended March 31, 2001 and 34.1 percent for the same period in 2000.


                                  EXHIBIT 99.1


                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                   DEBT AND PREFERRED STOCK SECURITIES RATINGS


                                 Standard           Moody's
                                 & Poor's         Investors
                              Corporation           Service         Fitch, Inc.
-------------------------------------------------------------------------------
At March 31, 2001
-------------------------------------------------------------------------------
Household International, Inc.
     Senior debt                     A                  A3                 A
     Commercial paper              A-1                 P-2               F-1
     Preferred stock              BBB+                baa1                A-

Household Finance Corporation
     Senior debt                     A                  A2                A+
     Senior subordinated debt       A-                  A3                 A
     Commercial paper              A-1                 P-1               F-1

Household Bank, f.s.b.
     Senior debt                     A                  A2                 A
     Subordinated debt              A-                  A3                A-
     Certificates of deposit
         (long/short-term)       A/A-1              A2/P-1             A/F-1
     Thrift notes                  A-1                 P-1               F-1

Household Bank plc
     Senior debt                     A                  A2                A+
     Commercial paper              A-1                 P-1                NR
--------------------------------------- ------------------- -----------------

NR - Not rated