Form 10-Q
period 2001-06-30
HOUSEHOLD INTERNATIONAL INC
filed 2001-08-10
CIK 354964

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At July 31, 2001, there were 461,745,882 shares of the registrant's common stock outstanding.

            HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES



                           Table of Contents


PART I.       Financial Information                                       Page

     Item 1.  Financial Statements

              Condensed Consolidated Statements of Income (Unaudited) -
              Three and six months ended June 30, 2001 and 2000..........  2

              Condensed Consolidated Balance Sheets -
              June 30, 2001 (Unaudited) and December 31, 2000............  3

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              Six months ended June 30, 2001 and 2000....................  4

              Notes to Interim Condensed Consolidated Financial
              Statements (Unaudited).....................................  5

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............. 13



PART II.      Other Information

     Item 6.  Exhibits and Reports on Form 8-K........................... 23

     Signature    ....................................................... 24

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


-------------------------------------------------------------------------------
                                     Three months ended       Six months ended
                                               June 30,               June 30,
(In millions, except per share data)    2001       2000        2001       2000
-------------------------------------------------------------------------------

Finance and other interest income   $ 2,451.2   $ 2,083.4   $ 4,881.5 $ 4,008.3
Interest  expense                     1,048.4       933.0     2,155.2   1,754.7
                                   ----------  ----------- ----------- ---------
     Net interest margin              1,402.8     1,150.4     2,726.3   2,253.6
Provision for credit losses on
     owned receivables                  657.1       495.6     1,360.7   1,017.7
                                    ----------  ----------   --------- --------
     Net interest margin after
     provision for credit losses        745.7       654.8     1,365.6   1,235.9
                                    ----------- ----------   --------- --------
Securitization revenue                  400.6       355.6       806.9     702.0
Insurance revenue                       159.3       131.8       317.9     266.8
Investment income                        37.8        42.5        79.6      83.3
Fee income                              232.7       195.9       470.6     375.2
Other income                             49.4        31.9       211.1     165.2
                                    ----------  ----------   --------- ---------
     Total other revenues               879.8       757.7     1,886.1   1,592.5
                                    ----------  ----------   --------- ---------
Salaries and fringe benefits            387.2       321.5       764.8     623.6
Sales incentives                         73.6        57.4       128.1     100.2
Occupancy and equipment expense          83.7        75.6       167.2     151.1
Other marketing expenses                129.0       125.3       264.2     258.4
Other servicing and administrative
    expenses                            171.7       144.1       365.1     330.9
Amortization of acquired intangibles
    and goodwill                         37.5        38.9        76.4      82.1
Policyholders' benefits                  73.1        64.3       150.6     131.2
                                     ---------   ---------    --------  -------
     Total costs and expenses           955.8       827.1     1,916.4   1,677.5
                                      --------    --------   --------- --------
Income before income taxes              669.7       585.4     1,335.3   1,150.9
Income taxes                            230.7       201.5       464.5     394.1
---------------------------------------------------------------------- ---------
Net income                            $ 439.0     $ 383.9     $ 870.8   $ 756.8
===============================================================================
EARNINGS PER COMMON SHARE
Net income                            $ 439.0     $ 383.9     $ 870.8   $ 756.8
Preferred dividends                      (2.3)       (2.3)       (4.6)     (4.6)
                                      ---------  ----------  ---------  --------
Earnings available to common
     shareholders                      $ 436.7    $ 381.6      $ 866.2  $ 752.2
                                      ---------  ---------   --------- --------
Average common shares                    463.0      473.3        464.5    471.9
Average common and common equivalent
    shares                               469.6      477.0        470.8    475.5
                                      ---------  ---------    --------  -------
Basic earnings per common share          $ .94      $ .80       $ 1.86   $ 1.59
Diluted earnings per common share          .93        .80         1.84     1.58
-------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE      $ .22      $ .19        $ .41    $ .36
-------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                    June 30,       December 31,
(In millions, except per share data)                    2001               2000
--------------------------------------------------------------------------------
ASSETS                                            (UNAUDITED)
Cash                                                 $ 302.0            $ 490.2
Investment securities                                3,471.0            3,259.0
Receivables, net                                    71,209.8           67,161.7
Acquired intangibles and goodwill, net               1,630.7            1,705.7
Properties and equipment, net                          545.8              517.6
Real estate owned                                      365.2              337.1
Other assets                                         3,453.1            3,235.0
--------------------------------------------------------------------------------
Total assets                                      $ 80,977.6         $ 76,706.3
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
     Deposits                                      $ 7,943.3          $ 8,676.9
     Commercial paper, bank and other
        borrowings                                  11,194.8           10,787.9
     Senior and senior subordinated
        debt (with original maturities
        over one year)                              48,654.0           45,053.0
                                                   ----------       ------------
     Total debt                                     67,792.1           64,517.8
Insurance policy and claim reserves                  1,102.8            1,106.6
Other liabilities                                    3,146.9            2,291.3
                                                   ----------       ------------
     Total liabilities                              72,041.8           67,915.7
Company obligated mandatorily redeemable
     preferred securities of subsidiary trusts*        875.0              675.0
Preferred stock                                        164.4              164.4
Common shareholders' equity:
     Common stock, $1.00 par value, 750,000,000
     shares authorized, 551,611,370 and
     551,100,165 shares issued at June 30, 2001
     and December 31, 2000, respectively               551.6              551.1
     Additional paid-in capital                      1,976.1            1,926.0
     Retained earnings                               8,356.9            7,680.5
     Accumulated other comprehensive income           (493.8)            (214.7)
     Less common stock in treasury,
        89,330,463 and 80,080,506
        shares at June 30, 2001 and
        December 31, 2000,
        respectively, at cost                       (2,494.4)          (1,991.7)
                                              ---------------    ---------------
     Total common shareholders' equity               7,896.4            7,951.2
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $ 80,977.6         $ 76,706.3
================================================================================
* As described in note 7 to the financial statements, the sole assets of the five trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in January 2001, June 2000, March 1998, June 1996 and June 1995, bearing interest at 8.25, 10.00, 7.25, 8.70 and 8.25 percent, respectively, with principal balances of $206.2, $309.3, $206.2, $103.1 and $77.3 million, respectively, and due January 30, 2031, June 30, 2030, December 31, 2037, June 30, 2036 and June 30, 2025, respectively.


    See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------
                                                                Six months ended
                                                                        June 30,
(In millions)                                           2001               2000
-------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                           $ 870.8            $ 756.8
Adjustments to reconcile net income to cash
      provided by operations:
      Provision for credit losses on owned
          receivables                                1,360.7            1,017.7
      Insurance policy and claim reserves              142.6               60.8
      Depreciation and amortization                    162.7              150.5
      Other, net                                      (162.9)             212.2
                                                  -----------    ---------------
Cash provided by operations                          2,373.9            2,198.0
                                                  -----------    ---------------
INVESTMENTS IN OPERATIONS
Investment securities:
      Purchased                                     (1,023.8)            (448.5)
      Matured                                          212.5              236.4
      Sold                                             403.8               33.8
Short-term investment securities, net change           169.6              103.3
Receivables:
      Originations, net                            (19,906.6)         (18,640.7)
      Purchases and related premiums                  (349.4)          (4,002.4)
      Sold                                          14,621.2           12,720.7
Acquisition of business operations                         -              (87.1)
Properties and equipment purchased                    (104.6)             (74.9)
Properties and equipment sold                            3.1                5.3
                                                  -----------    ---------------
Cash decrease from investments in operations        (5,974.2)         (10,154.1)
                                                  -----------    ---------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change        494.6               (2.9)
Time certificates, net change                         (710.6)           2,791.5
Senior and senior subordinated debt issued          11,301.7            9,038.6
Senior and senior subordinated debt retired         (7,177.1)          (3,730.1)
Policyholders' benefits paid                           (49.1)             (63.0)
Cash received from policyholders                        27.6               28.7
Shareholders' dividends                               (194.4)            (174.8)
Purchase of treasury stock                            (539.0)             (69.3)
Issuance of common stock                                48.6               41.4
Issuance of company obligated mandatorily redeemable
      preferred securities of subsidiary trusts        200.0              300.0
                                                  -----------    ---------------
Cash increase from financing and capital
     transactions                                    3,402.3            8,160.1
                                                  -----------    ---------------
Effect of exchange rate changes on cash                  9.8                4.2
                                                  -----------    ---------------
Increase (decrease) in cash                           (188.2)             208.2
Cash at January 1                                      490.2              270.6
--------------------------------------------------------------------------------
Cash at June 30                                      $ 302.0            $ 478.8
===============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                      $ 2,281.6          $ 1,814.8
Income taxes paid                                      607.4              489.4
Non-cash investing and financing activities:
      Common stock issued for acquisition                  -              209.4
--------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2001 should not be considered indicative of the results for any future quarters or the year ending December 31, 2001. Household and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

2.       INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:

------------------------------------------ ------------------------------------
                                              June 30,             December 31,
                                                  2001                     2000
------------------------------------------ ------------ ----------- ------------
                                Amortized         Fair   Amortized         Fair
(In millions)                        Cost        Value        Cost        Value
------------------------------------------ ------------ ----------- ------------
Marketable equity securities  $      31.6  $     29.4   $      25.8  $     24.9
Corporate debt securities         1,909.3     1,856.8       1,948.5     1,873.5
U.S. government and federal
   agency debt securities           524.0       525.4         173.7       173.5
Certificates of deposit             231.9       245.1         319.2       319.2
Money market funds                  391.6       391.6         436.6       436.6
Other                               354.5       379.5         390.1       390.3
------------------------------------------ ------------ ----------- -----------
Subtotal                          3,442.9     3,427.8       3,293.9     3,218.0
Accrued investment income            43.2        43.2          41.0        41.0
------------------------------------------ ------------ ----------- -----------
Total available-for-sale
   investments                 $  3,486.1  $  3,471.0     $ 3,334.9   $ 3,259.0
================================================================================

3.       RECEIVABLES

Receivables consisted of the following:

--------------------------------------------------------------------------------
                                                        June 30,   December 31,
(In millions)                                               2001           2000
--------------------------------------------------------------------------------
Real estate secured                                   $ 38,600.7     $ 35,179.7
Auto finance                                             2,039.0        1,850.6
MasterCard*/Visa*                                        7,915.7        8,053.6
Private label                                           10,330.0       10,347.3
Other unsecured                                         12,311.9       11,328.1
Commercial and other                                       557.5          598.6
                                                      --------------------------

Total owned receivables                                 71,754.8       67,357.9

Accrued finance charges                                  1,418.6        1,302.6
Credit loss reserve for owned receivables               (2,376.5)      (2,111.9)
Unearned credit insurance premiums and claims reserves    (832.4)        (725.2)
Amounts due and deferred from receivables sales          2,325.3        2,420.6
Reserve for receivables serviced with limited recourse  (1,080.0)      (1,082.3)
                                                      ----------- --------------
Total owned receivables, net                            71,209.8       67,161.7
Receivables serviced with limited recourse              19,783.7       20,249.5
--------------------------------------------------------------------------------

Total managed receivables, net                        $ 90,993.5     $ 87,411.2
================================================================================

Receivables serviced with limited recourse consisted of the following:
--------------------------------------------------------------------------------
                                                      June 30,     December 31,
(In millions)                                             2001             2000
--------------------------------------------------------------------------------
Real estate secured                                  $ 1,205.8        $ 1,457.8
Auto finance                                           3,120.6          2,712.7
MasterCard/Visa                                        9,127.7          9,529.8
Private label                                          1,650.0          1,650.0
Other unsecured                                        4,679.6          4,899.2
--------------------------------------------------------------------------------

Total receivables serviced with limited recourse    $ 19,783.7       $ 20,249.5
===============================================================================

     The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:
--------------------------------------------------------------------------------
                                                       June 30,    December 31,
(In millions)                                              2001            2000
--------------------------------------------------------------------------------
Real estate secured                                  $ 39,806.5      $ 36,637.5
Auto finance                                            5,159.6         4,563.3
MasterCard/Visa                                        17,043.4        17,583.4
Private label                                          11,980.0        11,997.3
Other unsecured                                        16,991.5        16,227.3
Commercial and other                                      557.5           598.6
--------------------------------------------------------------------------------

Total managed receivables                            $ 91,538.5      $ 87,607.4
================================================================================


     * MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

4.       CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three and six months ended June 30 was as follows:


----------------------------------------------------------------------------------------------------------------
                                                                 Three months ended            Six months ended
                                                                           June 30,                    June 30,
(In millions)                                                 2001           2000          2001          2000
----------------------------------------------------------------------------------------------------------------
Owned receivables:
     Credit loss reserves at beginning of period           $ 2,282.4      $ 1,909.7     $ 2,111.9     $ 1,757.0
     Provision for credit losses                               657.1          495.6       1,360.7       1,017.7
     Chargeoffs                                               (631.2)        (524.9)     (1,219.3)     (1,050.6)
     Recoveries                                                 58.0           50.9         114.6          94.4
     Other, net                                                 10.2           55.2           8.6         168.0
----------------------------------------------------------------------------------------------------------------
     Credit loss reserves for owned receivables
        at June 30                                           2,376.5        1,986.5       2,376.5       1,986.5
----------------------------------------------------------------------------------------------------------------
Receivables serviced with limited recourse:
     Credit loss reserves at beginning of period             1,057.8          951.4       1,082.3         909.6
     Provision for credit losses                               277.7          248.7         506.9         542.8
     Chargeoffs                                               (274.5)        (257.1)       (538.8)       (521.8)
     Recoveries                                                 18.6           15.2          34.8          30.1
     Other, net                                                  0.4            3.5          (5.2)          1.0
----------------------------------------------------------------------------------------------------------------
     Credit loss reserves for receivables serviced with
        limited recourse at June 30                          1,080.0          961.7       1,080.0         961.7
----------------------------------------------------------------------------------------------------------------
Total credit loss reserves for managed receivables
     at June 30                                            $ 3,456.5      $ 2,948.2     $ 3,456.5     $ 2,948.2
================================================================================================================




     The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves.

5.       INCOME TAXES

     Our effective tax rate was 34.8 percent for the six months ended June 30, 2001 and 34.2 percent for the first six months of 2000. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and leveraged lease tax benefits.

6.       EARNINGS PER COMMON SHARE

     Computations of earnings per common share for the three and six months ended June 30 were as follows:

-----------------------------------------------------------------------------------------------------------
                                                           Three months ended           Three months ended
                                                                     June 30,                     June 30,
(In millions, except per share data)                                     2001                         2000
-----------------------------------------------------------------------------------------------------------
                                                      Diluted        Basic         Diluted        Basic
                                                    ------------  ------------   ------------  ------------
Earnings:
     Net income                                         $ 439.0       $ 439.0        $ 383.9       $ 383.9
     Preferred dividends                                   (2.3)         (2.3)          (2.3)         (2.3)
                                                    ------------  ------------   ------------  ------------

Earnings available to common shareholders               $ 436.7       $ 436.7        $ 381.6       $ 381.6
                                                    ------------  ------------   ------------  ------------

Average shares outstanding:
     Common                                               463.0         463.0          473.3         473.3
     Common equivalents                                     6.6             -            3.7             -
                                                    ------------  ------------   ------------  ------------

Average shares outstanding assuming dilution              469.6         463.0          477.0         473.3
-----------------------------------------------------------------------------------------------------------

Earnings per common share                                $ 0.93        $ 0.94         $ 0.80        $ 0.80
===========================================================================================================

-----------------------------------------------------------------------------------------------------------
                                                             Six months ended             Six months ended
                                                                     June 30,                     June 30,
(In millions, except per share data)                                     2001                         2000
-----------------------------------------------------------------------------------------------------------
                                                        Diluted        Basic         Diluted        Basic
                                                    ------------  ------------   ------------  ------------
Earnings:
     Net income                                         $ 870.8       $ 870.8        $ 756.8       $ 756.8
     Preferred dividends                                   (4.6)         (4.6)          (4.6)         (4.6)
                                                    ------------  ------------   ------------  ------------

Earnings available to common shareholders               $ 866.2       $ 866.2        $ 752.2       $ 752.2
                                                    ------------  ------------   ------------  ------------

Average shares outstanding:
     Common                                               464.5         464.5          471.9         471.9
     Common equivalents                                     6.3             -            3.6             -
                                                    ------------  ------------   ------------  ------------

Average shares outstanding assuming dilution              470.8         464.5          475.5         471.9
-----------------------------------------------------------------------------------------------------------

Earnings per common share                                $ 1.84        $ 1.86         $ 1.58        $ 1.59
===========================================================================================================


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

     The following table summarizes our company obligated mandatorily redeemable preferred securities of subsidiary trusts ("Preferred Securities") and the related Junior Subordinated Notes:

--------------------------- ----------------- ----------------- ------------------ ---------------- -----------------
                                  Household         Household          Household        Household         Household
(Dollar amounts are in        Capital Trust   Capital Trust V   Capital Trust IV    Capital Trust   Capital Trust I
millions)                      VI ("HCT VI")         ("HCT V")         ("HCT IV")    II ("HCT II")         ("HCT I")
--------------------------- ----------------- ----------------- ------------------ ---------------- -----------------
Preferred Securities:
   Interest rate                     8.25%            10.00%               7.25%            8.70%            8.25%
   Face value                        $200              $300                $200             $100              $75
   Issue date                January 2001         June 2000          March 1998        June 1996        June 1995
Junior Subordinated Notes:
   Principal balance               $206.2            $309.3              $206.2           $103.1            $77.3
   Redeemable by issuer       January 30,      June 8, 2005      March 19, 2003    June 30, 2001    June 30, 2000
                                      2006
   Stated maturity            January 30,     June 30, 2030        December 31,    June 30, 2036    June 30, 2025
                                     2031                                  2037
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

     HCT I, HCT II, HCT IV, HCT V, and HCT VI (collectively, "the Trusts") are wholly-owned subsidiaries of Household. Household's obligations with respect to the Junior Subordinated Notes, when considered together with certain undertakings of Household with respect to the Trusts, constitute full and unconditional guarantees by Household of the Trust's obligations under the respective Preferred Securities. The Preferred Securities are classified in our balance sheet as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interests in the trusts) at their face and redemption amount of $875 million at June 30, 2001 and $675 million at December 31, 2000.

8.       FORWARD PURCHASE AGREEMENT

     As of June 30, 2001, we had entered into agreements to purchase, on a forward basis, approximately 2.3 million shares of our common stock at a weighted-average forward price of $64.86 per share. The agreements may be settled either physically by purchasing the shares or on a net basis in shares of our common stock, at our option. The agreements have terms of up to one year but may be settled earlier at our option. During the second quarter, settlements from forward purchase agreements resulted in our receiving 777,000 shares of our common stock at an average cost of $55.45 per share.

9.       COMPREHENSIVE INCOME

     Comprehensive income was $460.5 million for the quarter ended June 30, 2001, $333.5 million for the quarter ended June 30, 2000, $591.7 million for the six months ended June 30, 2001, and $756.0 million for the six months ended June 30, 2000.

The components of accumulated other comprehensive income are as follows:

-------------------------------------------------------------------------------
                                                    June 30,      December 31,
(In millions)                                           2001              2000
-------------------------------------------------------------------------------
Foreign currency translation adjustments            $ (271.1)         $ (238.5)
Unrealized gain on investments                         174.8              23.8
Derivative instruments and hedging activities         (397.5)                -
-------------------------------------------------------------------------------

Accumulated other comprehensive income              $ (493.8)         $ (214.7)
===============================================================================



10.      SEGMENT REPORTING

     We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment includes our consumer lending, retail services and auto finance businesses. Our Consumer lending business includes our branch-based operations and our mortgage services business. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment includes our foreign operations in the United Kingdom and Canada. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2000.

     Information about our reportable segments for the second quarter and first six months of 2001 compared to the corresponding prior-year periods was as follows:


----------------------------------------------------------------------------------------------------------------
                                                   Three months ended                        Three months ended
Owned Basis                                                  June 30,                                  June 30,
(In millions)                                                    2001                                      2000
----------------------------------------------------------------------------------------------------------------
                                            Credit Card        Inter-                 Credit Card        Inter-
                                Consumer       Services      national      Consumer      Services      national
                             ------------  ------------- ------------- ------------- ------------- -------------
Net interest margin and
     other revenues (1)        $ 1,428.7        $ 555.9       $ 196.1     $ 1,192.3       $ 479.7       $ 191.7
Intersegment revenues               54.7           10.6           2.0          53.3           7.5           1.2
Net income                         363.2           52.4          34.8         304.5          48.1          42.1
Total assets                    59,994.7        8,389.8       7,827.9      50,863.8       7,307.3       7,319.3
Total assets - managed          69,696.4       17,327.4       9,124.1      59,748.4      15,981.2       8,483.8
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
                                                     Six months ended                          Six months ended
Owned Basis                                                  June 30,                                  June 30,
(In millions)                                                    2001                                      2000
----------------------------------------------------------------------------------------------------------------
                                            Credit Card        Inter-                 Credit Card        Inter-
                                Consumer       Services      national      Consumer      Services      national
                             ------------  ------------- ------------- ------------- ------------- -------------
Net interest margin and
     other revenues (1)        $ 2,786.2      $ 1,117.6       $ 394.1     $ 2,352.3       $ 878.4       $ 428.9
Intersegment revenues              101.0           19.5           3.9          91.2          15.6           2.4
Net income                         641.6          111.9          81.1         545.7          77.4         106.4
Total assets                    59,994.7        8,389.8       7,827.9      50,863.8       7,307.3       7,319.3
Total assets - managed          69,696.4       17,327.4       9,124.1      59,748.4      15,981.2       8,483.8
----------------------------------------------------------------------------------------------------------------

     (1) Net interest margin and other revenues, including intersegment revenues, net of policyholders' benefits.


     A reconciliation of the total reportable segments' net income to consolidated net income for the second quarter and first six months of 2001 and 2000 is as follows:


--------------------------------------------------------------------------------
                                       Three months ended      Six months ended
                                                 June 30,              June 30,
(In millions)                         2001           2000      2001        2000
--------------------------------------------------------------------------------
Reportable segment net income      $ 450.4        $ 394.7   $ 834.6     $ 729.5
Other operations not individually
     reportable                       31.2           28.8     114.9        97.0
Adjustments/eliminations             (42.6)         (39.6)    (78.7)      (69.7)
--------------------------------------------------------------------------------
Total consolidated net income      $ 439.0        $ 383.9   $ 870.8     $ 756.8
================================================================================

11.      DERIVATIVE FINANCIAL INSTRUMENTS

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

     The adoption of FAS No. 133 on January 1, 2001 was accounted for as a cumulative effect of a change in accounting principle. The impact of the adoption was not material to earnings and reduced common shareholders' equity by $240 million. The adjustment to common shareholders' equity was recorded as a component of accumulated other comprehensive income and was made to recognize at fair value all derivatives that were designated as cash flow hedging instruments. At June 30, 2001, we had approximately $397 million of unrealized losses on derivative instruments, net of a $230 million tax benefit, recorded in accumulated other comprehensive income. Also at June 30, 2001, the fair value of derivatives included in other assets was $208 million, the fair value of derivatives included in other liabilities was $1,267 million, and adjustments to the carrying value of our debt associated with fair value hedges totaled $435 million. During the three and six months ended June 30, 2001, hedge ineffectiveness associated with fair value and cash flow hedges was not material.

12.      NEW ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("FAS No. 140"). FAS No. 140 revises the standards for accounting for securitizations and requires certain disclosures. We fully adopted the provisions of FAS No. 140 on April 1, 2001. The adoption did not have a significant effect on our operations.

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the statement on January 1, 2002. We do not expect the adoption to have a significant impact to our earnings.

13.      SUBSEQUENT EVENT

     In August 2001, we agreed to receive a payment from Centrica, our partner in marketing the Goldfish credit card, to settle litigation regarding our joint credit card program. Discontinuation of the Goldfish credit card program will not have a material impact to our earnings.

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

OPERATIONS SUMMARY

     Our net income for the second quarter of 2001 increased 14 percent to $439.0 million, from $383.9 million a year ago. Net income for the first six months of 2001 was $870.8 million, compared to $756.8 million in the year ago period. Diluted earnings per share was $.93 in the second quarter and $1.84 for the first six months of 2001, compared to $.80 and $1.58 in the same periods in 2000. Our improved results were due to strong revenue growth driven by significant receivable growth. Partially offsetting the revenue growth were higher operating expenses as a result of portfolio growth, increased investments in sales and collection personnel, and higher technology spending. In addition, our year-to-date earnings included higher revenues from our tax refund lending business which contributed $.15 to our first quarter earnings per share, an increase of 25 percent over the $.12 contribution in the year-ago quarter.

     Our annualized return on average owned assets ("ROA") was 2.21 percent in both the second quarter and first six months of 2001, compared to 2.27 percent and 2.32 percent in the same periods in 2000. Our annualized return on average managed assets ("ROMA") was 1.78 percent in the second quarter of 2001 and 1.77 percent for the first six months of 2001, compared to 1.78 percent and 1.80 percent in the same periods in 2000.

     Our managed basis efficiency ratio was 35.5 percent for both the second quarter and first six months of 2001, compared to 36.5 percent and 36.3 percent in the same periods in 2000. The efficiency ratio is the ratio of operating expenses to the sum of our managed net interest margin and other revenues less policyholders' benefits. The improvement in the managed ratio reflects growth in managed net revenues, including increased revenue from our tax refund lending business in the first quarter, while operating expenses increased at a lower rate.

     In July, we announced plans to implement new best practices in sub-prime real estate lending. The changes, which we plan to initiate by late August 2001, will include reducing the prepayment fee duration on new real estate loans from five years to three years; providing tailored solutions, including subsidized interest rates and no-fee loans, to victims of predatory lenders; reducing interest rates for new customers with better credit ratings and payment histories; adopting even more rigorous standards to ensure that all real estate loans benefit our customers; doubling customer's time to cancel any credit insurance product and receive a full refund; and improving disclosures. Also in July, we announced plans to discontinue the sale of single premium credit insurance on our real estate loans in favor of offering a fixed monthly premium insurance product. This new product will be rolled out in five states by the end of August 2001, with full rollout to begin by the first quarter of 2002. We do not expect these changes to have a material impact on the results of our operations.

SEGMENT RESULTS

     Our Consumer segment reported higher net income than the prior year periods. Net income increased to $363.2 million for the second quarter compared to $304.5 million in the year-ago quarter. Year-to-date, net income increased to $641.6 million compared to $545.7 million for the first six months of 2000. Managed receivables grew to $68.2 billion at June 30, 2001, from $65.7 billion at March 31, 2001 and $58.2 billion at June 30, 2000. The managed receivable growth was driven by solid growth in real estate secured, other unsecured and auto finance receivables. ROA was 2.45 and 2.20 percent in the second quarter and first six months of 2001 compared to 2.53 and 2.37 percent in the year ago periods. ROMA was 2.12 and 1.89 percent in the second quarter and first six months of 2001 compared to 2.14 and 1.98 percent in the year ago periods. The increases in net income reflect higher dollars of net interest margin partially offset by higher salary expense, including higher sales incentive compensation, and higher credit loss provision resulting from the increased levels of receivables.

     Our Credit Card Services segment reported higher net income than the prior year periods. Net income increased to $52.4 million for the second quarter compared to $48.1 million in the year-ago quarter. Year-to-date, net income increased to $111.9 million compared to $77.4 million for the first six months of 2000. Managed receivables were $15.8 billion at June 30, 2001, $15.4 billion at March 31, 2001 and $14.3 billion at June 30, 2000. Substantially all of the growth during the quarter was in our GM Card portfolio. Compared to the prior year, growth was strongest in our Union Privilege ("UP") portfolio, our affinity card relationship with the AFL-CIO labor federation, and in our sub-prime credit card portfolio. We acquired Renaissance Holdings, Inc., a privately held issuer of secured and unsecured credit cards to sub-prime customers, in February 2000. ROA was 2.52 and 2.72 percent in the second quarter and first six months of 2001 compared to 2.66 and 2.25 percent in the year ago periods. ROMA was 1.22 and
1.31 percent in the second quarter and first six months of 2001 compared to 1.22 and .99 percent in the year ago periods. The increases in net income primarily were due to increased net interest margin and higher fee income from higher levels of managed receivables. This growth was partially offset by higher credit loss provision and increased operating expenses associated with higher receivable levels.

     Our International segment reported net income of $34.8 million for the second quarter compared to $42.1 million in the year-ago quarter. Year-to-date, net income was $81.1 million compared to $106.4 million for the first six months of 2000. Net income includes negative foreign exchange impacts in the U.K. of $2.5 million in the current quarter and $6.4 million for the first six months. Managed receivables were $7.9 billion at June 30, 2001, $7.6 billion at March 31, 2001 and $7.4 billion at June 30, 2000. Receivable balances reflect negative foreign exchange impacts of approximately $500 million compared to the prior year. In the quarter, growth was strongest in our real estate secured and other unsecured portfolios. When reported in local currency, all products reported receivable growth over the prior year, with the strongest growth in our real estate secured and private label portfolios. Marbles, our Internet-enabled credit card, also reported strong year-over-year growth. ROA was 1.81 and 2.14 percent in the second quarter and first six months of 2001 compared to 2.33 and
2.88 percent in the year ago periods. ROMA was 1.57 and 1.85 percent in the second quarter and first six months of 2001 compared to 2.00 and 2.49 percent in the year ago periods. The decreases in net income were primarily due to lower yields in the U.K. and costs associated with our branch expansion efforts in the U.K. and Canada. We opened 29 new branches in the U.K. and Canada during the first half of 2001. For the quarter, receivable growth also resulted in higher provision for credit losses.

     In August 2001, we agreed to receive a payment from Centrica, our partner in marketing the Goldfish credit card, to settle litigation regarding our joint credit card program. Discontinuation of the Goldfish credit card program will not have a material impact to our earnings.

BALANCE SHEET REVIEW

     Strong receivable growth across all products drove our improved results. Our managed portfolio increased $11.6 billion to $91.5 billion, or 15 percent from a year ago. Excluding the effect of foreign exchange translation, growth during the year was $12.1 billion. Growth was strongest in our real estate secured portfolio, which increased 17 percent over the year-ago period. Managed receivables in our U.S. consumer lending business, which includes both real estate secured and other unsecured products, increased 17 percent over prior year. Our branch sales force continued to benefit from our centralized lead management and point-of-sale system which contributed to increased productivity and strong growth in our HFC and Beneficial branches. Our mortgage services business also reported strong year-over-year growth with receivables increasing $2.4 billion, or 18 percent, over the June 30, 2000 level. Expansion of our auto finance sales force and favorable market conditions contributed to the $1.3 billion increase in auto finance receivables. MasterCard* and Visa* receivables increased 7 percent to $17.0 billion, led by growth in our UP and sub-prime portfolios. Private label receivables increased 9 percent to $12.0 billion as a result of organic growth from existing merchants.

     Compared to March 31, 2001, managed receivables grew $3.2 billion or an annualized 14 percent. All products grew during the quarter, with the strongest growth reported in our real estate secured, auto finance and MasterCard and Visa portfolios.

     Owned receivables were $71.8 billion at June 30, 2001, up from $68.8 billion at March 31, 2001 and $61.4 billion at June 30, 2000. The level of our owned receivables may vary from period to period depending on the timing and size of securitization transactions.

     Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 4.48 percent at June 30, 2001, compared with 4.36 percent at March 31, 2001 and 4.25 percent at June 30, 2000. The annualized consumer owned chargeoff ratio in the second quarter of 2001 was 3.26 percent, compared with 3.12 percent in the prior quarter and 3.27 percent in the year-ago quarter.

     Managed consumer two-months-and-over contractual delinquency as a percent of managed consumer receivables was 4.27 percent at June 30, 2001, compared with
4.25 percent at March 31, 2001 and 4.16 percent at June 30, 2000. The annualized consumer managed chargeoff ratio in the second quarter of 2001 was 3.71 percent, compared with 3.56 percent in the prior quarter and 3.74 percent in the year-ago quarter.

     The ratio of tangible equity to tangible managed assets was 7.61 percent, compared with 7.41 percent at December 31, 2000.



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

     On May 9, 2001, we announced a new common stock repurchase program. This new program enables us to repurchase up to an additional $2 billion of our outstanding common shares and will go into effect upon the completion of our current $2 billion share repurchase program or December 31, 2001, whichever is earlier. Repurchases will be made from time to time in the open market depending upon market conditions.

     During the second quarter, we repurchased 2.3 million shares of our common stock, for a total of $140.7 million. Year-to-date, we have repurchased 11.1 million shares for a total of $539.0 million. Since announcing our share repurchase program in March 1999, we have repurchased 33.3 million shares for a total of $1.5 billion.

     As of June 30, 2001, we had entered into agreements to purchase, on a forward basis, approximately 2.3 million shares of our common stock at a weighted-average forward price of $64.86 per share. The agreements may be settled either physically by purchasing the shares or on a net basis in shares of our common stock, at our option. The agreements have terms of up to one year but may be settled earlier at our option. During the second quarter, settlements from forward purchase agreements resulted in our receiving 777,000 shares of our common stock at an average cost of $55.45 per share.

     Deposits decreased to $7.9 billion at June 30, 2001 from $8.7 billion at December 31, 2000. Commercial paper, bank and other borrowings increased to $11.2 billion at June 30, 2001 from $10.8 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) increased to $48.7 billion from $45.1 billion at year-end. The decrease in deposits was primarily due to changes in funding in the U.K. The change in total debt levels from year end is consistent with the change in owned receivables.

     Our securitized receivables totaled $19.8 billion at June 30, 2001, compared with $20.2 billion at December 31, 2000.

     The composition of receivables securitized (excluding replenishments of certificateholder interests) during the three and six months was as follows:


------------------------------------------------------------------------------
                          Three months ended                  Six months ended
                                    June 30,                          June 30,
(In billions)           2001           2000            2001              2000
------------------------------------------------------------------------------
Auto finance            $ .6           $ .4           $ 1.0              $ .9
MasterCard/Visa           .1             .3              .2                .5
Other unsecured           .7             .3             1.1               1.1
------------------------------------------------------------------------------
                       $ 1.4          $ 1.0           $ 2.3             $ 2.5
==============================================================================


     We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At June 30, 2001, securitizations represented 23 percent of the funding associated with our managed portfolio compared to 24 percent a year earlier. Although our securitized portfolio currently represents a smaller portion of our total funding mix, we plan to continue utilizing securitizations as a source of funding in the future.

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


----------------------------------------------------------------------------------------------------------------------------------
                                                            Three months ended                                Six months ended
                                                                      June 30,                                        June 30,
(Dollar amounts are in millions)           2001      *              2000     *             2001      *              2000     *
----------------------------------------------------------------------------------------------------------------------------------
Finance and other interest
     income                           $ 3,216.8    14.17%      $ 2,839.6   14.54%     $ 6,463.6     14.37%     $ 5,485.3   14.48%
Interest expense                        1,322.5     5.83         1,244.8    6.37        2,739.5      6.09        2,365.0    6.24
                                   -------------  --------  ------------- --------  ------------  --------- ------------- --------

Net interest margin                     1,894.3    8.34          1,594.8   8.17         3,724.1      8.28        3,120.3   8.24
Provision for credit losses               934.8                    744.3                1,867.6                  1,560.5
                                   -------------            -------------           ------------            -------------

Net interest margin after
     provision for credit losses          959.5                    850.5                1,856.5                  1,559.8
                                   -------------            -------------           ------------            -------------

Insurance revenue                         159.3                    131.8                  317.9                    266.8
Investment income                          37.8                     42.5                   79.6                     83.3
Fee income                                396.3                    353.3                  789.5                    686.1
Securitization related
     revenue                               23.2                      2.5                   (2.9)                    67.2
Other income                               49.4                     31.9                  211.1                    165.2
                                   -------------            -------------           ------------            -------------

Total other revenues                      666.0                    562.0                1,395.2                  1,268.6
                                   -------------            -------------           ------------            -------------

Salaries and fringe
     benefits                             387.2                    321.5                  764.8                    623.6
Sales incentives                           73.6                     57.4                  128.1                    100.2
Occupancy and equipment
     expense                               83.7                     75.6                  167.2                    151.1
Other marketing expenses                  129.0                    125.3                  264.2                    258.4
Other servicing and
     administrative expenses              171.7                    144.1                  365.1                    330.9
Amortization of acquired
     intangibles and goodwill              37.5                     38.9                   76.4                     82.1
Policyholders' benefits                    73.1                     64.3                  150.6                    131.2
                                   -------------            -------------           ------------            -------------

Total costs and expenses                  955.8                    827.1                1,916.4                  1,677.5
                                   -------------            -------------           ------------            -------------

Income before taxes                       669.7                    585.4                1,335.3                  1,150.9
Income taxes                              230.7                    201.5                  464.5                    394.1
-------------------------------------------------------------------------------------------------------------------------

Net income                              $ 439.0                  $ 383.9                $ 870.8                  $ 756.8
=========================================================================================================================

Average managed receivables          $ 89,926.9               $ 77,101.6             $ 89,014.8               $ 74,724.7
Average noninsurance
     investments                          420.9                    563.0                  474.4                    610.5
Other interest-earning
     assets                               454.6                    431.2                  451.5                    428.6
-------------------------------------------------------------------------------------------------------------------------

Average managed interest-
     earning assets                  $ 90,802.4               $ 78,095.8             $ 89,940.7               $ 75,763.8
=========================================================================================================================

*    As a percent, annualized, of average managed interest-earning assets

     The following discussion on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on our historical owned statements of income ("Owned Basis"), as well as on the above pro forma managed statements of income ("Managed Basis").

Net interest margin

     Net interest margin on an Owned Basis was $1.4 billion for the second quarter of 2001, up 22 percent from $1.2 billion for the prior-year quarter. Net interest margin on an Owned Basis for the first six months of 2001 was $2.7 billion, up from $2.3 billion in the prior year period. Net interest margin on a Managed Basis increased 19 percent to $1.9 billion for the second quarter of 2001, from $1.6 billion for the prior-year quarter. Net interest margin on a Managed Basis for the first six months of 2001 was $3.7 billion, up from $3.1 billion in the prior year period. The increases were primarily due to receivables growth and lower funding costs resulting from easing in United States monetary policy in the first half of 2001.

     Net interest margin as a percent of average managed interest-earning assets, annualized, increased to 8.34 percent, up from 8.22 percent in the previous quarter and 8.17 percent in the year-ago quarter. The increases are primarily due to the reduction in funding costs discussed above.

     Managed Basis risk adjusted revenue, which is net interest margin and other revenues adjusted for securitization related revenue and net chargeoffs, was
7.53 and 7.81 percent for the second quarter and first six months of 2001 compared to 7.37 and 7.59 percent in the comparable prior-year periods. The increases were primarily the result of higher net interest margin coupled with lower reductions in chargeoff rates. The ratio for the first half of 2001 also benefited from higher tax refund lending revenue in the first quarter of 2001.

Provision for credit losses

     The provision for credit losses for receivables on an Owned Basis for the second quarter of 2001 totaled $657.1 million, compared to $495.6 million in the prior-year quarter. The Owned Basis provision for the first six months of 2001 was $1.4 billion, compared to $1.0 billion in the year-ago period. The provision as a percent of average owned receivables, annualized, was 3.71 percent in the second quarter of 2001, compared to 3.38 percent in the second quarter of 2000. We recorded owned loss provision in excess of chargeoffs of $83.9 million during the second quarter and $256.0 million during the first six months of 2001. The excess provision reflects our rapid receivable growth, recent increases in personal bankruptcy filings and continued uncertainty about the impact of the weakening economy on future chargeoff and delinquency trends. The provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period and the product mix of loans in our portfolio.

     The provision for credit losses for receivables on a Managed Basis totaled $934.8 million in the second quarter of 2001, compared to $744.3 million in the prior-year quarter. The Managed Basis provision for the first six months of 2001 was $1.9 billion, compared to $1.6 billion in the year-ago period. As a percent of average managed receivables, annualized, the provision was 4.16 percent in the second quarter of 2001, compared to 3.86 percent in the second quarter of 2000. The Managed Basis provision includes the over-the-life reserve requirement on the off-balance sheet portfolio. This provision is impacted by the type and amount of receivables securitized in a given period and substantially offsets the revenue recorded on the securitization transactions. See "Liquidity and Capital Resources" for the type and amount of receivables securitized and "Credit Quality" for further discussion of factors affecting the provision for credit losses.

Other revenues

     Securitization revenue on an Owned Basis was $400.6 and $806.9 million for the second quarter and first six months of 2001, compared to $355.6 and $702.0 million for the same periods in 2000. Securitization revenue consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The increases were primarily due to increases in average securitized receivables and receivable mix. The components of securitization revenue are reclassified to the appropriate caption in the pro forma statements of income on a Managed Basis.

     Securitization related revenue on a Managed Basis, which includes the gross gains and related amortization on our securitized portfolio, was $23.2 and $(2.9) million for the second quarter and first six months of 2001, compared to $2.5 and $67.2 million for the same periods in 2000. The net effect of securitization activity, after establishing credit loss reserves on initial transactions, decreased income by $97.2 and $203.0 million in the second quarter and first six months of 2001 compared to $69.8 and $127.1 million in the year-ago periods. Securitization related revenue and the net effect of securitization activity will vary from quarter to quarter depending upon the amount and mix of securitizations in a particular period.

     The following table includes securitization related revenue on a Managed Basis and the net effect of securitization activity on our operations:

-------------------------------------------------------------------------------
                                         Three months ended    Six months ended
                                                   June 30,            June 30,
(In millions)                             2001        2000     2001       2000
--------------------------------------------------------------------------------
Gross gains                            $ 160.4     $ 96.8    $ 266.3    $ 261.2
Amortization                            (137.2)     (94.3)    (269.2)    (194.0)
--------------------------------------------------------------------------------
Securitization related revenue            23.2        2.5       (2.9)      67.2
Over the life provision on
     new trasactions                     120.4       72.3      200.1      194.3
--------------------------------------------------------------------------------
Net effect of securitization activity  $ (97.2)   $ (69.8)  $ (203.0)  $ (127.1)
================================================================================


     Insurance revenue was $159.3 and $317.9 million in the second quarter and first six months of 2001 compared to $131.8 and $266.8 million in the year-ago periods. The increase reflected increased sales on a larger portfolio.

     Fee income on an Owned Basis, which includes revenues from fee-based products such as credit cards, was $232.7 and $470.6 million in the second quarter and first six months of 2001, compared to $195.9 and $375.2 million in the year-ago periods. The increases were primarily due to higher credit card fees, especially from our non-prime credit card portfolio.

     Fee income on a Managed Basis was $396.3 and $789.5 million in the second quarter and first six months of 2001 compared to $353.3 and $686.1 million in the year-ago periods. The increases were primarily due to higher credit card fees as discussed above.

     Other income, which includes revenue from our tax refund lending business, was $49.4 and $211.1 million in the second quarter and first six months of 2001 compared to $31.9 and $165.2 million in the prior-year periods. Higher revenues from our tax refund lending business drove the increases in other income.

Expenses

     Total costs and expenses for the second quarter and first six months of 2001 were $955.8 million and $1.9 billion compared to $827.1 million and $1.7 billion in the comparable prior-year periods. The increases were driven by compensation and other expenses to support our growing portfolio. Higher technology spending also contributed to the increases. Significant fluctuations were as follows:

     Salaries and fringe benefits for the second quarter and first six months of 2001 were $387.2 and $764.8 million compared to $321.5 and $623.6 million in the second quarter and first six months of 2000. The increases were primarily due to additional staffing at all businesses to support growth including collections and service quality. Branch expansion efforts in the United Kingdom and Canada also contributed to the increase.

     Sales incentives for the second quarter and first six months of 2001 were $73.6 and $128.1 million compared to $57.4 and $100.2 million in the comparable prior-year periods. The increases were due to higher sales volumes in our branches as well as improved sales force productivity.

     Occupancy and equipment expense for the second quarter and first six months of 2001 was $83.7 and $167.2 million compared to $75.6 and $151.1 million in the comparable prior-year periods. The increases were primarily the result of support facility growth, including new branches in the U.K. and Canada, and facilities associated with acquisitions in the first half of the prior year.

     Other marketing expenses for the second quarter and first six months of 2001 of $129.0 and $264.2 million were comparable to $125.3 and $258.4 million in the same prior-year periods.

     Other servicing and administrative expenses for the second quarter and first six months of 2001 were $171.7 and $365.1 million compared to $144.1 and $330.9 million in the comparable prior-year periods. The increases were primarily due to higher collection expenses and costs associated with our privacy mailings.

     Amortization of acquired intangibles and goodwill for the second quarter and first six months of 2001 was $37.5 and $76.4 million compared to $38.9 and $82.1 million in the comparable prior-year periods. The decreases were attributable to reductions in acquired intangibles.

     Policyholders' benefits for the second quarter and first six months of 2001 were $73.1 and $150.6 million compared to $64.3 and $131.2 million in the comparable prior-year periods. The increases are consistent with the increase in insurance revenues resulting from the increased policy sales.

CREDIT LOSS RESERVES

     Our consumer credit management policies focus on product type and specific portfolio risk factors. When evaluating credit risk, we believe that it is important to also consider risk adjusted revenue because our biggest economic protection against credit loss is the ability to price for it. Risk adjusted revenue on a Managed Basis was 7.53 and 7.81 percent for the second quarter and first six months of 2001 compared to 7.37 and 7.59 percent in the comparable prior-year periods. Our consumer credit portfolio is diversified by product and geographic location. See Note 3, "Receivables" in the accompanying financial statements for receivables by product type and Note 4, "Credit Loss Reserves," for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the quarter.

     Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows:
LOSS RESERVES

----------------------------------------------------------------------------------------------------------------
                                 June 30,         March 31,     December 31,     September 30,         June 30,
(in millions)                        2001              2001             2000              2000             2000
----------------------------------------------------------------------------------------------------------------
Owned                           $ 2,376.5         $ 2,282.4        $ 2,111.9         $ 2,009.2        $ 1,986.5
Serviced with limited
     recourse                     1,080.0           1,057.8          1,082.3             976.8            961.7
----------------------------------------------------------------------------------------------------------------
Total managed                   $ 3,456.5         $ 3,340.2        $ 3,194.2         $ 2,986.0        $ 2,948.2
================================================================================================================

     Managed credit loss reserves as a percent of nonperforming managed receivables were 109.9 percent, compared to 107.6 percent at March 31, 2001 and
113.0 percent at June 30, 2000.

     Total owned and managed credit loss reserves as a percent of receivables were as follows:

------------------------------------------------------------------------------
         June 30,    March 31,   December 31,   September 30,     June 30,
             2001         2001           2000            2000         2000
------------------------------------------------------------------------------
Owned        3.31  %      3.32 %         3.14  %         3.11 %       3.24  %
Managed      3.78         3.78           3.65            3.58         3.69
------------------------------------------------------------------------------



     Reserve ratios at June 30, 2001 reflect historical and estimated future credit quality, the growing level of personal bankruptcy filings, and the continuing uncertainty over what impact the weakening economy will ultimately have on our chargeoff and delinquency levels.

CREDIT QUALITY

     We track delinquency and chargeoff levels on a managed basis and we apply the same credit and portfolio management procedures as on our owned portfolio.

Delinquency

     Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

----------------------------------------------------------------------------------------------------------------
                                 June 30,         March 31,     December 31,     September 30,         June 30,
                                     2001              2001             2000              2000             2000
-------------------------------------------------------------------------------------------------------------------
Managed:
     Real estate secured             2.63  %           2.61 %           2.63  %           2.77 %           2.72  %
     Auto finance                    2.09              1.79             2.55              2.19             1.99
     MasterCard/Visa                 3.60              3.68             3.49              3.48             3.14
     Private label                   5.66              5.50             5.48              5.67             5.77
     Other unsecured                 8.43              8.37             7.97              7.72             7.92
-------------------------------------------------------------------------------------------------------------------

     Total managed                   4.27  %           4.25 %           4.20  %           4.21 %           4.16  %
-------------------------------------------------------------------------------------------------------------------

Owned                                4.48  %           4.36 %           4.26  %           4.29 %           4.25  %
===================================================================================================================


     Managed delinquency as a percent of managed consumer receivables was stable with the previous quarter, but increased slightly over the prior-year quarter. Compared to the previous quarter, improvements in our MasterCard and Visa portfolio were offset by increases in our other portfolios.

     Compared to a year ago, improvements in our real estate secured and private label portfolios were more than offset by increases in our other portfolios. In our real estate secured portfolio, we have benefited from the growing percentage of loans on which we hold a first lien position. Delinquency in our MasterCard and Visa portfolio increased over the prior year as a result of growing the non-prime portfolio. The higher delinquency associated with the non-prime portfolio is compensated for with higher pricing in this portfolio.

     The trends impacting owned consumer delinquency as a percent of owned receivables are generally consistent with those described above for our managed portfolio. Owned delinquency by product is comparable to managed except for MasterCard and Visa, other unsecured and private label whose owned delinquency is greater due to the retention of receivables on balance sheet that do not meet the eligibility criteria for securitization.

Net Chargeoffs of Consumer Receivables

     Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

-------------------------------------------------------------------------------------------------------------------
                                   Second             First           Fourth             Third           Second
                                  Quarter           Quarter          Quarter           Quarter          Quarter
                                     2001              2001             2000              2000             2000
-------------------------------------------------------------------------------------------------------------------
Managed:
     Real estate secured              .48  %            .44 %            .41 %            .41 %            .47  %
     Auto finance                    4.47              5.15             5.22             4.45             4.28
     MasterCard/Visa                 6.82              6.27             5.83             5.23             5.57
     Private label                   5.09              5.08             5.06             5.28             5.43
     Other unsecured                 6.82              6.27             5.92             7.00             7.68
------------------------------------------------------------------------------------------------------------------

     Total managed                   3.71  %           3.56 %           3.41 %           3.47 %           3.74  %
------------------------------------------------------------------------------------------------------------------

Owned                                3.26  %           3.12 %           2.98 %           3.01 %           3.27  %
==================================================================================================================


     Managed net chargeoffs as a percent of average managed receivables increased modestly over the previous quarter. Virtually all of the increase in the quarter was due to higher bankruptcy filings in the MasterCard and Visa and other unsecured portfolios. Increased bankruptcies contributed 17 basis points to the chargeoff ratio in the quarter.

     Compared to the prior year quarter, managed net chargeoffs were essentially unchanged. Benefits from improved collections in our other unsecured and private label portfolios were substantially offset by higher MasterCard and Visa chargeoffs due to growth in our non-prime credit card portfolio and the previously discussed increases in bankruptcy chargeoffs.

     The trends impacting owned net chargeoffs as a percent of owned receivables are generally consistent with those described above for our managed portfolio. Owned chargeoffs for our real estate secured, private label and other unsecured products are comparable to managed chargeoffs. Chargeoffs for MasterCard and Visa receivables on an owned basis are higher due to the difference in credit quality of the receivables which remain on our balance sheet. Chargeoffs for auto finance receivables on an owned basis are lower due to the predominantly unseasoned nature of the receivables which remain on balance sheet.

NONPERFORMING ASSETS

--------------------------------------------------------------------------------------------------------------------------
                                               June 30,       March 31,     December 31,   September 30,         June 30,
(In millions)                                      2001            2001             2000            2000             2000
--------------------------------------------------------------------------------------------------------------------------
Owned assets:
     Nonaccrual receivables                   $ 1,855.2       $ 1,825.1        $ 1,678.7       $ 1,593.3        $ 1,462.4
     Accruing consumer receivables
        90 or more days delinquent                743.6           669.3            649.4           604.6            571.8
     Renegotiated commercial loans                 12.3            12.3             12.3            12.3             12.3
                                         ---------------  --------------  --------------- ---------------  ---------------

     Total nonperforming receivables            2,611.1         2,506.7          2,340.4         2,210.2          2,046.5
     Real estate owned                            365.2           350.2            337.1           336.9            323.5
--------------------------------------------------------------------------------------------------------------------------

     Total nonperforming assets               $ 2,976.3       $ 2,856.9        $ 2,677.5       $ 2,547.1        $ 2,370.0
--------------------------------------------------------------------------------------------------------------------------

     Credit loss reserves as a
        percent of nonperforming
        receivables                                91.0%           91.1%            90.2%           90.9%            97.1%
--------------------------------------------------------------------------------------------------------------------------

Managed assets:
     Nonaccrual receivables                   $ 2,232.5       $ 2,200.6        $ 2,112.3       $ 1,984.1        $ 1,841.8
     Accruing  consumer receivables
        90 or more days delinquent                899.9           891.5            859.8           802.8            753.9
     Renegotiated commercial loans                 12.3            12.3             12.3            12.3             12.3
                                         ---------------  --------------  --------------- ---------------  ---------------

     Total nonperforming
        receivables                             3,144.7         3,104.4          2,984.4         2,799.2          2,608.0
     Real estate owned                            365.2           350.2            337.1           336.9            323.6
--------------------------------------------------------------------------------------------------------------------------

     Total nonperforming assets               $ 3,509.9       $ 3,454.6        $ 3,321.5       $ 3,136.1        $ 2,931.6
--------------------------------------------------------------------------------------------------------------------------

     Credit loss reserves as
        a percent of nonperforming
        receivables                               109.9%          107.6%           107.0%          106.7%           113.0%
--------------------------------------------------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

          99.1   Debt and Preferred Stock Securities Ratings.

     (b)  Report on Form 8-K

     During the second quarter of 2001, the Registrant filed the follow Current Reports on Form 8-K:

o Report dated April 2, 2001 with respect to the 2000 financial and statistical review ("factbook") containing certain financial detail with respect to Household International, Inc. and certain of its subsidiaries;

o Report dated April 18, 2001 with respect to the press release pertaining to the financial results of Household International, Inc. for the quarter ended March 31, 2001; and

o Report dated May 16, 2001 with respect to a presentation to certain fixed income investors and analysts at the AFSA Fixed Income Investor Conference in Boston, Massachusetts.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 HOUSEHOLD INTERNATIONAL, INC.
                                                 (Registrant)



Date:    August 10, 2001                         By: /s/ David A. Schoenholz
                                                 David A. Schoenholz
                                                 Group Executive -
                                                 Chief Financial Officer
                                                 and on behalf of
                                                 Household International, Inc.

Exhibit Index


      12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

    99.1         Debt and Preferred Stock Securities Ratings.