Form 10-Q
period 2001-09-30
HOUSEHOLD INTERNATIONAL INC
filed 2001-11-14
CIK 354964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 2001, there were 457,713,470 shares of the registrant's common stock outstanding.

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES



                                Table of Contents


PART I.     Financial Information                                         Page


  Item 1.   Financial Statements

            Condensed Consolidated Statements of Income (Unaudited) -
            Three and nine months ended September 30, 2001 and 2000......    2

            Condensed Consolidated Balance Sheets -
            September 30, 2001 (Unaudited) and December 31, 2000.........    3

            Condensed Consolidated Statements of Cash Flows (Unaudited) -
            Nine months ended September 30, 2001 and 2000................    4

            Notes to Interim Condensed Consolidated Financial
            Statements (Unaudited).......................................    5

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations................   11



PART II.          Other Information

     Item 6.      Exhibits and Reports on Form 8-K.......................   21

     Signature    .......................................................   22

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



-------------------------------------------------------------------------------------------------------------------
                                                                    Three months ended           Nine months ended
                                                                         September 30,                September 30,
(In millions, except per share data)                              2001           2000           2001          2000
-------------------------------------------------------------------------------------------------------------------
Finance and other interest income                            $ 2,536.6      $ 2,270.4      $ 7,418.1     $ 6,278.7
Interest  expense                                              1,035.2        1,057.2        3,190.4       2,811.9
                                                           ------------   ------------   ------------  ------------
     Net interest margin                                       1,501.4        1,213.2        4,227.7       3,466.8
Provision for credit losses on owned receivables                 722.9          524.4        2,083.6       1,542.1
                                                           ------------   ------------   ------------  ------------
     Net interest margin after provision for credit losses       778.5          688.8        2,144.1       1,924.7
                                                           ------------   ------------   ------------  ------------
Securitization revenue                                           454.3          379.9        1,261.2       1,081.9
Insurance revenue                                                169.2          146.7          487.1         413.5
Investment income                                                 42.3           43.9          121.9         127.2
Fee income                                                       250.6          216.2          721.2         591.4
Other income                                                      51.5           30.1          262.6         195.3
                                                           ------------   ------------   ------------  ------------
     Total other revenues                                        967.9          816.8        2,854.0       2,409.3
                                                           ------------   ------------   ------------  ------------
Salaries and fringe benefits                                     408.3          333.0        1,173.1         956.6
Sales incentives                                                  74.1           53.1          202.2         153.3
Occupancy and equipment expense                                   86.1           78.4          253.3         229.5
Other marketing expenses                                         127.1          108.2          391.3         366.6
Other servicing and administrative expenses                      172.3          136.0          537.4         466.9
Amortization of acquired intangibles and goodwill                 37.4           39.0          113.8         121.1
Policyholders' benefits                                           77.5           67.1          228.1         198.3
                                                           ------------   ------------   ------------  ------------
     Total costs and expenses                                    982.8          814.8        2,899.2       2,492.3
                                                           ------------   ------------   ------------  ------------
Income before income taxes                                       763.6          690.8        2,098.9       1,841.7
Income taxes                                                     259.8          239.6          724.3         633.7
-------------------------------------------------------------------------------------------------------------------
Net income                                                     $ 503.8        $ 451.2      $ 1,374.6     $ 1,208.0
===================================================================================================================
EARNINGS PER COMMON SHARE
Net income                                                     $ 503.8        $ 451.2      $ 1,374.6     $ 1,208.0
Preferred dividends                                               (2.9)          (2.3)          (7.5)         (6.9)
                                                           ------------   ------------   ------------  ------------
Earnings available to common shareholders                      $ 500.9        $ 448.9      $ 1,367.1     $ 1,201.1
                                                           ------------   ------------   ------------  ------------
Average common shares                                            461.3          472.4          463.5         472.1
Average common and common equivalent shares                      467.7          477.6          469.7         476.2
                                                           ------------   ------------   ------------  ------------
Basic earnings per common share                                 $ 1.09          $ .95         $ 2.95        $ 2.54
Diluted earnings per common share                                 1.07            .94           2.91          2.52
-------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                              $ .22          $ .19          $ .63         $ .55
-------------------------------------------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.


Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------
                                                 September 30,     December 31,
(In millions, except per share data)                      2001             2000
--------------------------------------------------------------------------------
ASSETS                                             (UNAUDITED)
Cash                                                $    282.1        $   490.2
Investment securities                                  3,700.0          3,259.0
Receivables, net                                      75,088.3         67,161.7
Acquired intangibles and goodwill, net                 1,593.8          1,705.7
Properties and equipment, net                            546.2            517.6
Real estate owned                                        363.0            337.1
Other assets                                           3,604.4          3,235.0
--------------------------------------------------------------------------------
Total assets                                        $ 85,177.8       $ 76,706.3
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
     Deposits                                        $ 7,545.3        $ 8,676.9
     Commercial paper, bank and other borrowings      11,018.7         10,787.9
     Senior and senior subordinated debt (with
        original maturities over one year)            53,112.5         45,053.0
                                                   ------------    -------------
     Total debt                                       71,676.5         64,517.8
Insurance policy and claim reserves                    1,118.5          1,106.6
Other liabilities                                      3,129.2          2,291.3
                                                   ------------    -------------
     Total liabilities                                75,924.2         67,915.7
Company obligated mandatorily redeemable preferred
     securities of subsidiary trusts*                    875.0            675.0
Preferred stock                                          455.8            164.4
Common shareholders' equity:
     Common stock, $1.00 par value, 750,000,000
        shares authorized, 551,661,068 and
        551,100,165 shares issued at September 30,
        2001 and December 31, 2000, respectively         551.7            551.1
     Additional paid-in capital                        2,018.8          1,926.0
     Retained earnings                                 8,750.5          7,680.5
     Accumulated other comprehensive income             (680.1)          (214.7)
     Less common stock in treasury, 92,908,503
        and 80,080,506 shares at September 30,
        2001 and December 31, 2000, respectively,
        at cost                                       (2,718.1)        (1,991.7)
                                                   ------------    -------------
     Total common shareholders' equity                 7,922.8          7,951.2
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity          $ 85,177.8       $ 76,706.3
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

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------
                                                            Nine months ended
                                                                September 30,
(In millions)                                                2001        2000
------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                              $ 1,374.6   $ 1,208.0
Adjustments to reconcile net income to cash
      provided by operations:
      Provision for credit losses on owned receivables    2,083.6     1,542.1
      Insurance policy and claim reserves                   196.6       129.5
      Depreciation and amortization                         244.4       219.8
      Other, net                                             71.0       159.8
                                                       -----------  ----------
Cash provided by operations                               3,970.2     3,259.2
                                                       -----------  ----------
INVESTMENTS IN OPERATIONS
Investment securities:
      Purchased                                          (1,370.5)     (636.1)
      Matured                                               363.8       260.7
      Sold                                                  470.1        67.0
Short-term investment securities, net change                152.0       120.4
Receivables:
      Originations, net                                 (31,888.1)  (29,436.8)
      Purchases and related premiums                       (559.0)   (4,128.4)
      Sold                                               22,339.4    19,659.5
Acquisition of business operations                              -       (87.1)
Properties and equipment purchased                         (138.4)     (125.5)
Properties and equipment sold                                 3.3         9.1
                                                       -----------  ----------
Cash decrease from investments in operations            (10,627.4)  (14,297.2)
                                                       -----------  ----------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change             281.8       136.1
Time certificates, net change                            (1,164.9)    3,257.7
Senior and senior subordinated debt issued               17,520.9    14,200.5
Senior and senior subordinated debt retired              (9,684.2)   (6,356.8)
Policyholders' benefits paid                                (62.6)      (94.5)
Cash received from policyholders                             44.2        46.2
Shareholders' dividends                                    (298.1)     (266.7)
Purchase of treasury stock                                 (776.9)     (133.7)
Issuance of common stock                                     97.6        56.4
Issuance of preferred stock                                 291.4           -
Issuance of company obligated mandatorily redeemable
      preferred securities of subsidiary trusts             200.0       300.0
                                                       -----------  ----------
Cash increase from financing and capital transactions     6,449.2    11,145.2
                                                       -----------  ----------
Effect of exchange rate changes on cash                      (0.1)       25.3
                                                       -----------  ----------
Increase (decrease) in cash                                (208.1)      132.5
Cash at January 1                                           490.2       270.6
------------------------------------------------------------------------------
Cash at September 30                                      $ 282.1     $ 403.1
==============================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                           $ 3,144.7   $ 2,817.1
Income taxes paid                                           695.4       570.4
Non-cash investing and financing activities:
      Common stock issued for acquisition                       -       209.4
------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2001 should not be considered indicative of the results for any future quarters or the year ending December 31, 2001. Household and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

2.       INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:
-------------------------------------------------------------------------------
                                         September 30,            December 31,
                                                  2001                    2000
-------------------------------------------------------------------------------
                                  Amortized       Fair    Amortized       Fair
(In millions)                        Cost        Value         Cost      Value
-------------------------------------------------------------------------------
Marketable equity securities   $      36.7   $    31.4   $      25.8   $  24.9
Corporate debt securities          2,093.3     2,086.3       1,948.5   1,873.5
U.S. government and federal
   agency debt securities            458.6       470.2         173.7     173.5
Certificates of deposit              229.2       242.1         319.2     319.2
Money market funds                   430.7       430.7         436.6     436.6
Other                                373.9       392.9         390.1     390.3
                               ------------- ----------------------------------
Subtotal                           3,622.4     3,653.6       3,293.9   3,218.0
Accrued investment income             46.4        46.4          41.0      41.0
-------------------------------------------------------------------------------
Total available-for-sale
    investments                 $  3,668.8   $ 3,700.0     $ 3,334.9 $ 3,259.0
===============================================================================

3.       RECEIVABLES

Receivables consisted of the following:

----------------------------------------------------------------------------
                                                September 30,  December 31,
(In millions)                                            2001          2000
----------------------------------------------------------------------------
Real estate secured                                $ 40,822.3    $ 35,179.7
Auto finance                                          2,340.1       1,850.6
MasterCard*/Visa*                                     8,066.9       8,053.6
Private label                                        10,736.4      10,347.3
Other unsecured                                      13,089.6      11,328.1
Commercial and other                                    533.4         598.6
                                                ----------------------------
Total owned receivables                              75,588.7      67,357.9

Accrued finance charges                               1,512.4       1,302.6
Credit loss reserve for owned receivables            (2,476.6)     (2,111.9)
Unearned credit insurance premiums and claims
    reserves                                           (888.2)       (725.2)
Amounts due and deferred from receivables sales       2,430.4       2,420.6
Reserve for receivables serviced with limited
    recourse                                         (1,078.4)     (1,082.3)
                                                ----------------------------

Total owned receivables, net                         75,088.3      67,161.7
Receivables serviced with limited recourse           20,066.4      20,249.5
----------------------------------------------------------------------------

Total managed receivables, net                     $ 95,154.7    $ 87,411.2
============================================================================

Receivables serviced with limited recourse consisted of the following:
----------------------------------------------------------------------------
                                                September 30,  December 31,
(In millions)                                            2001          2000
----------------------------------------------------------------------------
Real estate secured                                 $ 1,108.6     $ 1,457.8
Auto finance                                          3,529.1       2,712.7
MasterCard/Visa                                       9,236.8       9,529.8
Private label                                         1,650.0       1,650.0
Other unsecured                                       4,541.9       4,899.2
----------------------------------------------------------------------------

Total receivables serviced with limited recourse   $ 20,066.4    $ 20,249.5
============================================================================

The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:
----------------------------------------------------------------------------
                                               September 30,   December 31,
(In millions)                                           2001           2000
----------------------------------------------------------------------------
Real estate secured                               $ 41,930.9     $ 36,637.5
Auto finance                                         5,869.2        4,563.3
MasterCard/Visa                                     17,303.7       17,583.4
Private label                                       12,386.4       11,997.3
Other unsecured                                     17,631.5       16,227.3
Commercial and other                                   533.4          598.6
----------------------------------------------------------------------------

Total managed receivables                         $ 95,655.1     $ 87,607.4
==============================================================================
* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

4.       CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three and nine months ended September 30 was as follows:


----------------------------------------------------------------------------------------------------------------
                                                                  Three months ended           Nine months ended
                                                                       September 30,               September 30,
(In millions)                                                    2001          2000          2001          2000
----------------------------------------------------------------------------------------------------------------
Owned receivables:
     Credit loss reserves at beginning
        of period                                          $ 2,376.5      $ 1,986.5     $ 2,111.9     $ 1,757.0
     Provision for credit losses                               722.9          524.4       2,083.6       1,542.1
     Chargeoffs                                               (694.1)        (523.6)     (1,913.4)     (1,574.2)
     Recoveries                                                 63.9           48.7         178.4         143.1
     Other, net                                                  7.4          (26.8)         16.1         141.2
----------------------------------------------------------------------------------------------------------------
     Credit loss reserves for owned
        receivables at September 30                          2,476.6        2,009.2       2,476.6       2,009.2
----------------------------------------------------------------------------------------------------------------
Receivables serviced with limited recourse:
     Credit loss reserves at beginning of period             1,080.0          961.7       1,082.3         909.6
     Provision for credit losses                               243.9          250.5         750.8         793.3
     Chargeoffs                                               (257.4)        (245.7)       (796.2)       (767.5)
     Recoveries                                                 17.0           16.4          51.8          46.5
     Other, net                                                 (5.1)          (6.1)        (10.3)         (5.1)
----------------------------------------------------------------------------------------------------------------
     Credit loss reserves for receivables serviced with
        limited recourse at September 30                     1,078.4          976.8       1,078.4         976.8
----------------------------------------------------------------------------------------------------------------
Total credit loss reserves for managed receivables
     at September 30                                       $ 3,555.0      $ 2,986.0     $ 3,555.0     $ 2,986.0
================================================================================================================

We establish reserves for consumer credit losses based on delinquency and chargeoff experience by product and judgmental factors involving portfolio risks which may not be fully reflected in the statistical calculation. These judgmental factors include bankruptcy trends, recent growth, current levels in chargeoff and delinquency and the impact of national and regional economic conditions on the managed receivable portfolio.

5.       INCOME TAXES

Our effective tax rate was 34.5 percent for the nine months ended September 30, 2001 and 34.4 percent for the first nine months of 2000. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and leveraged lease tax benefits.
6.       EARNINGS PER COMMON SHARE

Computations of earnings per common share for the three and nine months ended September 30 were as follows:

----------------------------------------------------------------------------
                                  Three months ended     Three months ended
                                       September 30,          September 30,
(In millions, except per share data)            2001                   2000
---------------------------------------------------------------------------
                              Diluted      Basic     Diluted      Basic
                              ----------  ---------- ----------  ----------
Earnings:
     Net income                 $ 503.8     $ 503.8    $ 451.2     $ 451.2
     Preferred dividends           (2.9)       (2.9)      (2.3)       (2.3)
                              ----------  ---------- ----------  ----------
Earnings available to common
  shareholders                  $ 500.9     $ 500.9    $ 448.9     $ 448.9
                              ----------  ---------- ----------  ----------
Average shares outstanding:
     Common                       461.3       461.3      472.4       472.4
     Common equivalents             6.4           -        5.2           -
                              ----------  ---------- ----------  ----------
Average shares outstanding
  assuming dilution               467.7       461.3      477.6       472.4
---------------------------------------------------------------------------
Earnings per common share        $ 1.07      $ 1.09     $ 0.94      $ 0.95
===========================================================================
----------------------------------------------------------------------------
                                   Nine months ended       Nine months ended
                                       September 30,           September 30,
(In millions, except per share data)            2001                    2000
----------------------------------------------------------------------------
                                Diluted      Basic      Diluted      Basic
                             -----------  ----------  ----------  ----------
Earnings:
     Net income               $ 1,374.6   $ 1,374.6   $ 1,208.0   $ 1,208.0
     Preferred dividends           (7.5)       (7.5)       (6.9)       (6.9)
                             -----------  ----------  ----------  ----------
Earnings available to common
   shareholders               $ 1,367.1   $ 1,367.1   $ 1,201.1   $ 1,201.1
                             -----------  ----------  ----------  ----------
Average shares outstanding:
     Common                       463.5       463.5       472.1       472.1
     Common equivalents             6.2           -         4.1           -
                             -----------  ----------  ----------  ----------
Average shares outstanding
   assuming dilution              469.7       463.5       476.2       472.1
----------------------------------------------------------------------------
Earnings per common share        $ 2.91      $ 2.95      $ 2.52      $ 2.54
============================================================================



7. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

We have formed special purpose trusts for the purpose of issuing trust preferred securities. The sole assets of these trusts are Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Notes") issued by Household.

The following table summarizes our company obligated mandatorily redeemable preferred securities of subsidiary trusts ("Preferred Securities") and the related Junior Subordinated Notes:



------------------------------------------------------------------------------------------------------------------------
                                       Household         Household          Household        Household         Household
(Dollar amounts are in millions)   Capital Trust     Capital Trust      Capital Trust    Capital Trust     Capital Trust
                                    VI ("HCT VI")       V ("HCT V")      IV ("HCT IV")    II ("HCT II")       I ("HCT I")

------------------------------------------------------------------------------------------------------------------------
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
   Redeemable by issuer        January 30, 2006      June 8, 2005     March 19, 2003    June 30, 2001     June 30, 2000
   Stated maturity             January 30, 2031     June 30, 2030  December 31, 2037    June 30, 2036     June 30, 2025
------------------------------------------------------------------------------------------------------------------------

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

HCT I, HCT II, HCT IV, HCT V, and HCT VI (collectively, "the Trusts") are wholly-owned subsidiaries of Household. Household's obligations with respect to the Junior Subordinated Notes, when considered together with certain undertakings of Household with respect to the Trusts, constitute full and unconditional guarantees by Household of the Trust's obligations under the respective Preferred Securities. The Preferred Securities are classified in our balance sheet as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interests in the trusts) at their face and redemption amount of $875 million at September 30, 2001 and $675 million at December 31, 2000.

8.       FORWARD PURCHASE AGREEMENT

At September 30, 2001, we had agreements to purchase, on a forward basis, approximately 5.7 million shares of our common stock at a weighted-average forward price of $63.17 per share. The agreements may be settled either physically by purchasing the shares or on a net basis in shares of our common stock, at our option. The agreements have terms of up to one year but may be settled earlier at our option. We received no shares as a result of settlements from forward purchase agreements during the third quarter.

9.       COMPREHENSIVE INCOME

Comprehensive income was $317.6 million for the quarter ended September 30, 2001, $449.7 million for the quarter ended September 30, 2000, $909.2 million for the nine months ended September 30, 2001, and $1,205.7 million for the nine months ended September 30, 2000.

The components of accumulated other comprehensive income are as follows:

------------------------------------------------------------------------------
                                                September 30,    December 31,
(In millions)                                            2001            2000
------------------------------------------------------------------------------
Foreign currency translation adjustments             $ (250.5)       $ (238.5)
Unrealized gain on investments                          177.7            23.8
Unrealized losses on cash flow hedges                  (607.3)              -
------------------------------------------------------------------------------

Accumulated other comprehensive income               $ (680.1)       $ (214.7)
==============================================================================

10.      SEGMENT REPORTING

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment includes our consumer lending, retail services and auto finance businesses. Our Consumer lending business consists of our branch-based operations and our mortgage services business. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom and Canada. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2000.

Information about our reportable segments for the third quarter and first nine months of 2001 compared to the corresponding prior-year periods was as follows:



----------------------------------------------------------------------------------------------------------------
                                                   Three months ended                       Three months ended
Owned Basis                                             September 30,                            September 30,
(In millions)                                                    2001                                      2000
----------------------------------------------------------------------------------------------------------------
                                            Credit Card        Inter-                 Credit Card        Inter-
                                Consumer       Services      national      Consumer      Services      national
                             ------------  ------------- ------------- ------------- ------------- -------------
Net interest margin and
     other revenues (1)        $ 1,523.4        $ 603.0       $ 199.7     $ 1,256.0       $ 519.7       $ 201.6
Intersegment revenues               49.9            9.3           2.2          51.4           8.7           1.3
Net income                         376.0           80.0          42.4         343.7          59.8          57.8
Total assets                    63,506.6        8,526.4       8,090.1      53,907.5       7,535.7       7,529.5
Total assets - managed          73,397.1       17,573.9       9,343.4      62,839.3      16,515.0       8,588.5
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
                                                    Nine months ended                         Nine months ended
Owned Basis                                             September 30,                             September 30,
(In millions)                                                    2001                                      2000
----------------------------------------------------------------------------------------------------------------
                                            Credit Card        Inter-                 Credit Card        Inter-
                                Consumer       Services      national      Consumer      Services      national
                             ------------  ------------- ------------- ------------- ------------- -------------
Net interest margin and
     other revenues (1)        $ 4,309.6      $ 1,720.6       $ 593.8     $ 3,608.2     $ 1,398.0       $ 630.5
Intersegment revenues              150.9           28.8           6.1         142.6          24.3           3.7
Net income                       1,017.6          191.8         123.6         889.3         137.2         164.3
Total assets                    63,506.6        8,526.4       8,090.1      53,907.5       7,535.7       7,529.5
Total assets - managed          73,397.1       17,573.9       9,343.4      62,839.3      16,515.0       8,588.5
----------------------------------------------------------------------------------------------------------------

(1) Net interest margin and other revenues, including intersegment revenues, net of policyholders' benefits.


A reconciliation of the total reportable segments' net income to consolidated net income for the third quarter and first nine months of 2001 and 2000 is as follows:

-------------------------------------------------------------------------------
                                      Three months ended      Nine months ended
                                           September 30,          September 30,
(In millions)                          2001       2000        2001         2000
-------------------------------------------------------------------------------
Reportable segment net income       $ 498.4    $ 461.3   $ 1,333.0    $ 1,190.8

Other Operations net individually
   reportable                          44.2       29.1       159.2        126.1
Adjustments/eliminations              (38.8)     (39.2)     (117.6)      (108.9)
-------------------------------------------------------------------------------
Total consolidated net income       $ 503.8    $ 451.2   $ 1,374.6    $ 1,208.0
===============================================================================

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

The adoption of FAS No. 133 on January 1, 2001 was accounted for as a cumulative effect of a change in accounting principle. The impact of the adoption was not material to earnings and reduced common shareholders' equity by $240 million. The adjustment to common shareholders' equity was recorded as a component of accumulated other comprehensive income and was made to recognize at fair value all derivatives that were designated as cash flow hedging instruments. At September 30, 2001, we had approximately $607.3 million of unrealized losses on cash flow hedges, net of a $337.6 million tax benefit, recorded in accumulated other comprehensive income. Also at September 30, 2001, the fair value of derivatives included in other assets was $255.5 million, the fair value of derivatives included in other liabilities was $1,093.7 million, and adjustments to the carrying value of our debt associated with fair value hedges totaled $102.6 million. During the three and nine months ended September 30, 2001, hedge ineffectiveness associated with fair value and cash flow hedges was not material.


12.      NEW ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("FAS No. 140"). FAS No. 140 revises the standards for accounting for securitizations and requires certain disclosures. We adopted the non-disclosure provisions of FAS No. 140 as required on April 1, 2001. The adoption did not have a significant effect on our operations.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). FAS No. 141 eliminates the pooling of interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We had no acquisitions during 2001 which were affected by FAS No. 141. FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill recorded in past business combinations will cease upon adoption of the statement on January 1, 2002. We do not expect the adoption to have a significant impact to our earnings.

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

OPERATIONS SUMMARY

Our net income for the third quarter of 2001 increased 12 percent to $503.8 million, from $451.2 million a year ago. Net income for the first nine months of 2001 was $1.4 billion, compared to $1.2 billion in the year ago period. Diluted earnings per share was $1.07 in the third quarter and $2.91 for the first nine months of 2001, compared to $.94 and $2.52 in the same periods in 2000. Our improved results were due to strong revenue growth driven by significant receivable growth including higher net interest margin due, in part, to lower cost of funds. Partially offsetting the revenue growth were higher credit loss provision and operating expenses as a result of portfolio growth, increased investments in sales and collection personnel, and higher technology spending.

Our annualized return on average owned assets ("ROA") was 2.42 percent in the third quarter and 2.28 percent for the first nine months of 2001, compared to
2.48 percent and 2.38 percent in the same periods in 2000. Our annualized return on average managed assets ("ROMA") was 1.96 percent in the third quarter of 2001 and 1.84 percent for the first nine months of 2001, compared to 1.98 percent and
1.87 percent in the same periods in 2000.

Our managed basis efficiency ratio was 34.3 percent for the third quarter and
35.1 percent for the first nine months of 2001, compared to 33.8 percent and
35.5 percent in the same periods in 2000. The efficiency ratio is the ratio of operating expenses to the sum of our managed net interest margin and other revenues less policyholders' benefits. The year-to-date improvement in the managed ratio reflects growth in managed net revenues, including increased revenue from our tax refund lending business while operating expenses increased at a lower rate. Compared to the prior year quarter, the managed ratio increased slightly reflecting the increased investment in sales and collection personnel and higher technology spending.

SEGMENT RESULTS

Our Consumer segment reported higher net income than the prior year periods. Net income increased to $376.0 million for the third quarter compared to $343.7 million in the year-ago quarter. Year-to-date, net income increased to $1,017.6 million compared to $889.3 million for the first nine months of 2000. Managed receivables grew to $71.8 billion at September 30, 2001, from $68.2 billion at June 30, 2001 and $61.3 billion at September 30, 2000. The managed receivable growth was driven by solid growth in all products with the strongest growth in real estate secured receivables. ROA was 2.42 and 2.28 percent in the third quarter and first nine months of 2001 compared to 2.63 and 2.46 percent in the year ago periods. ROMA was 2.10 and 1.97 percent in the third quarter and first nine months of 2001 compared to 2.26 and 2.08 percent in the year ago periods. The decline in the ratios reflect higher loan loss provision and the continued shift in our portfolio to lower margin real estate secured receivables. The increases in net income reflect higher dollars of net interest margin partially offset by higher salary expense, including higher sales incentive compensation, and higher credit loss provision resulting from the increased levels of receivables.

Our Credit Card Services segment reported higher net income than the prior year periods. Net income increased to $80.0 million for the third quarter compared to $59.8 million in the year-ago quarter. Year-to-date, net income increased to $191.8 million compared to $137.2 million for the first nine months of 2000. Managed receivables were $16.1 billion at September 30, 2001, $15.8 billion at June 30, 2001 and $14.8 billion at September 30, 2000. Growth in both the quarter and the year was strongest in our Union Privilege ("UP") portfolio, our affinity card relationship with the AFL-CIO labor federation, and in our sub-prime credit card portfolio. In anticipation of the weakening economy, however, we have deliberately slowed growth in our sub-prime portfolio. ROA was
3.75 and 3.07 percent in the third quarter and first nine months of 2001 compared to 3.09 and 2.55 percent in the year ago periods. ROMA was 1.83 and
1.48 percent in the third quarter and first nine months of 2001 compared to 1.47 and 1.15 percent in the year ago periods. The increases in net income primarily were due to increased net interest margin and higher fee income from higher levels of managed receivables. This growth was partially offset by higher credit loss provision and increased operating expenses associated with higher receivable levels.

Our International segment reported net income of $42.4 million for the third quarter compared to $57.8 million in the year-ago quarter. Year-to-date, net income was $123.6 million compared to $164.3 million for the first nine months of 2000. Net income includes negative foreign exchange impacts in the U.K. of approximately $1 million in the current quarter and $7 million for the first nine months. Managed receivables were $8.1 billion at September 30, 2001, $7.9 billion at June 30, 2001 and $7.5 billion at September 30, 2000. In the quarter, growth was strongest in our real estate secured and other unsecured portfolios. When reported in local currency, all products reported receivable growth over the prior year, with the strongest growth in our real estate secured and private label portfolios. ROA was 2.29 and 2.19 percent in the third quarter and first nine months of 2001 compared to 3.19 and 2.98 percent in the year ago periods. ROMA was 1.97 and 1.89 percent in the third quarter and first nine months of 2001 compared to 2.77 and 2.58 percent in the year ago periods. The decreases in net income for both the quarter and nine months were primarily due to higher salaries and sales incentive costs attributable to receivable growth and costs associated with our branch expansion efforts in the U.K. and Canada. Product mix and lower yields on private label receivables resulted in lower yields in the U.K. which also contributed to the year-to-date decrease in net income.

In August 2001, we reached agreement with Centrica, our partner in marketing the Goldfish credit card, to settle litigation and discontinue our participation in the joint credit card program. We will continue to service the receivables on an interim basis. The settlement agreement and ongoing effects will not have a material impact on future earnings.

BALANCE SHEET REVIEW

Strong receivable growth across all products drove our improved results. Our managed portfolio increased $12.2 billion, or 15 percent from a year ago, to $95.7 billion. Growth was strongest in our real estate secured portfolio, which increased 19 percent over the year-ago period. Managed receivables in our U.S. consumer lending business, which includes both real estate secured and other unsecured products, increased 17 percent over prior year. Our branch sales force continued to benefit from our centralized lead management and point-of-sale system which contributed to increased productivity and strong growth in our HFC and Beneficial branches. Our mortgage services business also reported strong year-over-year growth with receivables increasing $2.5 billion, or 18 percent, over the September 30, 2000 level. Expansion of our auto finance sales force, favorable market conditions, increased dealer penetration and strong growth in Internet-originated accounts contributed to the $1.5 billion, or 36 percent, increase in auto finance receivables. MasterCard* and Visa* receivables increased 6 percent to $17.3 billion, led by growth in our UP and sub-prime portfolios. Private label receivables increased 10 percent to $12.4 billion primarily as a result of organic growth from existing merchants.

Compared to June 30, 2001, managed receivables grew $4.1 billion or an annualized 18 percent. All products grew during the quarter, with the strongest growth reported in our real estate secured, auto finance and other unsecured portfolios.

Owned receivables were $75.6 billion at September 30, 2001, up from $71.8 billion at June 30, 2001 and $64.6 billion at September 30, 2000. The level of our owned receivables may vary from period to period depending on the timing and size of securitization transactions.

* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 4.58 percent at September 30, 2001, compared with 4.48 percent at June 30, 2001 and 4.29 percent at September 30, 2000. The annualized consumer owned chargeoff ratio in the third quarter of 2001 was 3.43 percent, compared with 3.26 percent in the prior quarter and 3.01 percent in the year-ago quarter.

Managed consumer two-months-and-over contractual delinquency as a percent of managed consumer receivables was 4.43 percent at September 30, 2001, compared with 4.27 percent at June 30, 2001 and 4.21 percent at September 30, 2000. The annualized consumer managed chargeoff ratio in the third quarter of 2001 was
3.74 percent, compared with 3.71 percent in the prior quarter and 3.47 percent in the year-ago quarter.

The ratio of tangible equity to tangible managed assets was 7.82 percent, compared with 7.41 percent at December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our subsidiaries use cash to originate loans, purchase loans or investment securities, and acquire businesses. Their main sources of cash are the collection of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt, deposits and securitization of consumer receivables; and cash provided by operations.

In September 2001, we issued $300 million of 7.50 percent cumulative preferred stock. In July 2001, we issued zero-coupon convertible debt securities due 2021 with a principal amount at maturity of approximately $1.2 billion. The convertible debt securities are convertible into shares of our common stock under certain specified conditions. In January 2001, a wholly-owned special purpose trust subsidiary issued $200 million of company obligated mandatorily redeemable preferred securities (representing the minority interest in the trust).

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

During the third quarter, we repurchased 4.1 million shares of our common stock, for a total of $237.2 million. Year-to-date, we have repurchased 15.2 million shares for a total of $776.2 million. Since announcing our share repurchase program in March 1999, we have repurchased 37.4 million shares for a total of $1.7 billion.

At September 30, 2001, we had agreements to purchase, on a forward basis, approximately 5.7 million shares of our common stock at a weighted-average forward price of $63.17 per share. The agreements may be settled either physically by purchasing the shares or on a net basis in shares of our common stock, at our option. The agreements have terms of up to one year but may be settled earlier at our option. We received no shares as a result of settlements from forward purchase during the third quarter.

Deposits decreased to $7.5 billion at September 30, 2001 from $8.7 billion at December 31, 2000. The decrease in deposits was primarily due to changes in funding in the U.K. and at our banking subsidiary. Commercial paper, bank and other borrowings increased to $11.0 billion at September 30, 2001 from $10.8 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) increased to $53.1 billion from $45.1 billion at year-end. During the first nine months of 2001, we issued approximately $6 billion of five-year and over debt which lengthened maturities on our funding, reduced our reliance on commercial paper and securitizations and preserved our liquidity. The increase in debt levels from year end is consistent with the change in owned receivables.

Our securitized receivables totaled $20.1 billion at September 30, 2001, compared with $20.2 billion at December 31, 2000.

The composition of receivables securitized (excluding replenishments of certificateholder interests) during the three and nine months was as follows:

-------------------------------------------------------------------------------
                                  Three months ended         Nine months ended
                                       September 30,             September 30,
(In billions)                        2001       2000         2001         2000
-------------------------------------------------------------------------------
Auto finance                         $ .7       $ .5        $ 1.7        $ 1.4
MasterCard/Visa                        .1         .8           .3          1.3
Other unsecured                        .4         .4          1.5          1.5
-------------------------------------------------------------------------------
                                    $ 1.2      $ 1.7        $ 3.5        $ 4.2
===============================================================================


We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At September 30, 2001, securitizations represented 22 percent of the funding associated with our managed portfolio compared to 23 percent a year earlier. Although our securitized portfolio currently represents a smaller portion of our total funding mix, we plan to continue utilizing securitizations as a source of funding in the future.

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

We define the net effect of securitization activity on our pro forma managed statements of income as securitization related revenue less the over-the-life provision for credit losses on initial securitization transactions. Securitization related revenue includes gross initial gains on current period securitization transactions less amortization of current and prior period securitization gains. The over-the-life provision for credit losses on initial securitization transactions is reported in our pro forma managed income statement as a component of provision for credit losses. The net effect of securitization activity will vary depending upon the amount and mix of securitizations in a particular period.


----------------------------------------------------------------------------------------------------------------------------------
                                                               Three months ended                              Nine months ended
                                                                    September 30,                                  September 30,
(Dollar amounts are in millions)           2001      *              2000     *             2001      *              2000     *
----------------------------------------------------------------------------------------------------------------------------------
Finance and other interest
     income                           $ 3,304.8    13.99%      $ 3,033.9   14.67%     $ 9,768.4     14.24%     $ 8,519.2   14.54%
Interest expense                        1,280.7     5.42         1,390.6    6.72        4,020.2      5.86        3,755.6    6.41
                                   -------------  --------  ------------- --------  ------------  --------- ------------- --------

Net interest margin                     2,024.1     8.57         1,643.3    7.95        5,748.2      8.38        4,763.6    8.13
Provision for credit losses               966.8                    774.9                2,834.4                  2,335.4
                                   -------------            -------------           ------------            -------------

Net interest margin after
     provision for credit losses        1,057.3                    868.4                2,913.8                  2,428.2
                                   -------------            -------------           ------------            -------------

Insurance revenue                         169.2                    146.7                  487.1                    413.5
Investment income                          42.3                     43.9                  121.9                    127.2
Fee income                                407.9                    380.3                1,197.4                  1,066.4
Securitization related
     revenue                               18.2                     36.2                   15.3                    103.4
Other income                               51.5                     30.1                  262.6                    195.3
                                   -------------            -------------           ------------            -------------

Total other revenues                      689.1                    637.2                2,084.3                  1,905.8
                                   -------------            -------------           ------------            -------------

Salaries and fringe
     benefits                             408.3                    333.0                1,173.1                    956.6
Sales incentives                           74.1                     53.1                  202.2                    153.3
Occupancy and equipment
     expense                               86.1                     78.4                  253.3                    229.5
Other marketing expenses                  127.1                    108.2                  391.3                    366.6
Other servicing and
     administrative expenses              172.3                    136.0                  537.4                    466.9
Amortization of acquired
     intangibles and goodwill              37.4                     39.0                  113.8                    121.1
Policyholders' benefits                    77.5                     67.1                  228.1                    198.3
                                   -------------            -------------           ------------            -------------

Total costs and expenses                  982.8                    814.8                2,899.2                  2,492.3
                                   -------------            -------------           ------------            -------------

Income before taxes                       763.6                    690.8                2,098.9                  1,841.7
Income taxes                              259.8                    239.6                  724.3                    633.7
-------------------------------------------------------------------------------------------------------------------------

Net income                              $ 503.8                  $ 451.2              $ 1,374.6                $ 1,208.0
=========================================================================================================================

Average managed receivables          $ 93,634.0               $ 81,803.4             $ 90,554.6               $ 77,084.3
Average noninsurance
     investments                          395.1                    471.4                  447.9                    564.1
Other interest-earning
     assets                               460.7                    436.7                  454.6                    431.3
-------------------------------------------------------------------------------------------------------------------------

Average managed interest-
     earning assets                  $ 94,489.8               $ 82,711.5             $ 91,457.1               $ 78,079.7
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

Net interest margin

Net interest margin on an Owned Basis was $1.5 billion for the third quarter of 2001, up 24 percent from $1.2 billion for the prior-year quarter. Net interest margin on an Owned Basis for the first nine months of 2001 was $4.2 billion, up from $3.5 billion in the prior year period. Net interest margin on a Managed Basis increased 23 percent to $2.0 billion for the third quarter of 2001, from $1.6 billion for the prior-year quarter. Net interest margin on a Managed Basis for the first nine months of 2001 was $5.7 billion, up from $4.8 billion in the prior year period. The increases were primarily due to receivables growth and lower funding costs resulting from easing in United States monetary policy in 2001. Fed fund rates have been reduced eight times for a total of 350 basis points during the first nine months of the year.

Net interest margin as a percent of average managed interest-earning assets, annualized, increased to 8.57 percent, up from 8.34 percent in the previous quarter and 7.95 percent in the year-ago quarter. The increases are primarily due to the reduction in funding costs discussed above.

Managed Basis risk adjusted revenue, which is net interest margin and other revenues adjusted for securitization related revenue and net chargeoffs as a percentage of average managed interest earning assets was 7.72 and 7.78 percent for the third quarter and first nine months of 2001 compared to 7.45 and 7.54 percent in the comparable prior-year periods. The increases were primarily the result of higher net interest margin. The ratio for the first nine months of 2001 also benefited from higher tax refund lending revenue.

Provision for credit losses

The provision for credit losses for receivables on an Owned Basis for the third quarter of 2001 totaled $722.9 million, compared to $524.4 million in the prior-year quarter. The Owned Basis provision for the first nine months of 2001 was $2.1 billion, compared to $1.5 billion in the year-ago period. The provision as a percent of average owned receivables, annualized, was 3.91 percent in the third quarter of 2001, compared to 3.30 percent in the third quarter of 2000. We recorded owned loss provision in excess of chargeoffs of $92.7 million during the third quarter and $348.6 million during the first nine months of 2001. The excess provision reflects our receivable growth, recent increases in personal bankruptcy filings and continued uncertainty over the impact of the weakening economy on chargeoff and delinquency trends. The provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period and the product mix of loans in our portfolio.

The provision for credit losses for receivables on a Managed Basis totaled $966.8 million in the third quarter of 2001, compared to $774.9 million in the prior-year quarter. The Managed Basis provision for the first nine months of 2001 was $2.8 billion, compared to $2.3 billion in the year-ago period. As a percent of average managed receivables, annualized, the provision was 4.13 percent in the third quarter of 2001, compared to 3.79 percent in the third quarter of 2000. The Managed Basis provision includes the over-the-life reserve requirement on the off-balance sheet portfolio which decreased managed basis net income. This provision is impacted by the type and amount of receivables securitized in a given period and substantially offsets the revenue recorded on the securitization transactions. See "Liquidity and Capital Resources" for the type and amount of receivables securitized and "Credit Quality" for further discussion of factors affecting the provision for credit losses.

Other revenues

Securitization revenue on an Owned Basis was $454.3 million and $1.3 billion for the third quarter and first nine months of 2001, compared to $379.9 million and $1.1 billion for the same periods in 2000. Securitization revenue consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The increases were primarily due to increases in average securitized receivables and receivable mix. The components of securitization revenue are reclassified to the appropriate caption in the pro forma statements of income on a Managed Basis.

Securitization related revenue on a Managed Basis, which includes the gross gains and related amortization on our securitized portfolio, was $18.2 and $15.3 million for the third quarter and first nine months of 2001, compared to $36.2 and $103.4 million for the same periods in 2000. The net effect of securitization activity, after establishing credit loss reserves on initial transactions, decreased income by $95.7 and $298.7 million in the third quarter and first nine months of 2001 compared to $65.2 and $192.3 million in the year-ago periods. Securitization related revenue and the net effect of securitization activity will vary from quarter to quarter depending upon the amount and mix of securitizations in a particular period.

The following table includes securitization related revenue on a Managed Basis and the net effect of securitization activity on our operations:

-------------------------------------------------------------------------------
                                Three months ended            Nine months ended
                                     September 30,                 September 30,
(In millions)                      2001       2000        2001             2000
--------------------------------------------------------------------------------
Gross gains                     $ 152.4    $ 142.5     $ 418.7          $ 403.7
Amortization                     (134.2)    (106.3)     (403.4)          (300.3)
--------------------------------------------------------------------------------
Securitization related revenue     18.2       36.2        15.3            103.4
Over the life provision on new
    transactions                  113.9      101.4       314.0            295.7
--------------------------------------------------------------------------------
Net effect of securitization
    activity                    $ (95.7)   $ (65.2)   $ (298.7)        $ (192.3)
================================================================================

Insurance revenue was $169.2 and $487.1 million in the third quarter and first nine months of 2001 compared to $146.7 and $413.5 million in the year-ago periods. The increase reflected increased sales on a larger portfolio.

Investment income, which includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities, was $42.3 and $121.9 million in the third quarter and first nine months of 2001, compared to $43.9 and $127.2 million in the year-ago periods. The decreases were primarily due to lower interest income, primarily resulting from lower yields

Fee income on an Owned Basis, which includes revenues from fee-based products such as credit cards, was $250.6 and $721.2 million in the third quarter and first nine months of 2001, compared to $216.2 and $591.4 million in the year-ago periods. The increases were primarily due to higher credit card fees, especially from our non-prime credit card portfolio.

Fee income on a Managed Basis was $407.9 million and $1.2 billion in the third quarter and first nine months of 2001 compared to $380.3 million and $1.1 billion in the year-ago periods. The increases were primarily due to higher credit card fees as discussed above.

Other income, which includes revenue from our tax refund lending business, was $51.5 and $262.6 million in the third quarter and first nine months of 2001 compared to $30.1 and $195.3 million in the prior-year periods. Higher revenues from our tax refund lending business drove the increases in other income.

Expenses

Total costs and expenses for the third quarter and first nine months of 2001 were $982.8 million and $2.9 billion compared to $814.8 million and $2.5 billion in the comparable prior-year periods. The increases were driven by higher compensation and other expenses to support our growing portfolio. Higher technology spending also contributed to the increases. Significant fluctuations were as follows:

Salaries and fringe benefits for the third quarter and first nine months of 2001 were $408.3 million and $1.2 billion compared to $333.0 and $956.6 million in the third quarter and first nine months of 2000. The increases were primarily due to additional staffing at all businesses to support growth including sales, collections and service quality. Branch expansion efforts in the United Kingdom and Canada also contributed to the increase.

Sales incentives for the third quarter and first nine months of 2001 were $74.1 and $202.2 million compared to $53.1 and $153.3 million in the comparable prior-year periods. The increases were due to higher sales volumes in our branches as well as improved sales force productivity.

Occupancy and equipment expense for the third quarter and first nine months of 2001 was $86.1 and $253.3 million compared to $78.4 and $229.5 million in the comparable prior-year periods. The increases were primarily the result of support facility growth, including new branches in the U.K. and Canada. Facilities associated with acquisitions in the first half of the prior year also contributed to the year-to-date increases.

Other marketing expenses for the third quarter and first nine months of 2001 were $127.1 and $391.3 million compared to $108.2 and $366.6 million in the same prior-year periods. The increases were primarily due to increased credit card marketing initiatives, primarily in the U.S. MasterCard and Visa portfolio.

Other servicing and administrative expenses for the third quarter and first nine months of 2001 were $172.3 and $537.4 million compared to $136.0 and $466.9 million in the comparable prior-year periods. The increases were primarily due to higher collection and consulting expenses and costs associated with our privacy mailings to comply with new legislation.

Amortization of acquired intangibles and goodwill for the third quarter and first nine months of 2001 was $37.4 and $113.8 million compared to $39.0 and $121.1 million in the comparable prior-year periods. The decreases were attributable to reductions in acquired intangibles.

Policyholders' benefits for the third quarter and first nine months of 2001 were $77.5 and $228.1 million compared to $67.1 and $198.3 million in the comparable prior-year periods. The increases are consistent with the increase in insurance revenues resulting from the increased policy sales.

CREDIT LOSS RESERVES

Our consumer credit management policies focus on product type and specific portfolio risk factors. When evaluating credit risk, we believe that it is important to also consider risk adjusted revenue because our biggest economic protection against credit loss is the ability to price for it. Risk adjusted revenue on a Managed Basis was 7.72 and 7.78 percent for the third quarter and first nine months of 2001 compared to 7.45 and 7.54 percent in the comparable prior-year periods. Our consumer credit portfolio is diversified by product and geographic location. See Note 3, "Receivables" in the accompanying financial statements for receivables by product type and Note 4, "Credit Loss Reserves," for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the quarter.

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows:



----------------------------------------------------------------------------------------------------------------
                            September 30,          June 30,        March 31,      December 31,    September 30,
(in millions)                        2001              2001             2001              2000             2000
----------------------------------------------------------------------------------------------------------------
Owned                           $ 2,476.6         $ 2,376.5        $ 2,282.4         $ 2,111.9        $ 2,009.2
Serviced with limited
     recourse                     1,078.4           1,080.0          1,057.8           1,082.3            976.8
----------------------------------------------------------------------------------------------------------------
Total managed                   $ 3,555.0         $ 3,456.5        $ 3,340.2         $ 3,194.2        $ 2,986.0
================================================================================================================


Managed credit loss reserves as a percent of nonperforming managed receivables were 103.9 percent, compared to 109.9 percent at June 30, 2001 and 106.7 percent at September 30, 2000.

Total owned and managed credit loss reserves as a percent of receivables were as follows:
--------------------------------------------------------------------------------
        September 30,    June 30,    March 31,   December 31,    September 30,
                 2001        2001         2001           2000             2000
-------------------------------------------------------------------------------
Owned            3.28%       3.31%        3.32%          3.14%            3.11%
Managed          3.72        3.78         3.78           3.65             3.58
-------------------------------------------------------------------------------


Reserve ratios at September 30, 2001 reflect credit quality trends, personal bankruptcy filing levels, and continuing uncertainty over the impact of the weakening economy on chargeoff and delinquency levels.

CREDIT QUALITY

We track delinquency and chargeoff levels on a managed basis and we apply the same credit and portfolio management procedures as on our owned portfolio.

Delinquency

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

-------------------------------------------------------------------------------
                   September 30, June 30,  March 31, December 31, September 30,
                            2001     2001       2001         2000        2000
-------------------------------------------------------------------------------
Managed:
     Real estate
        secured            2.74%     2.63%      2.61%        2.63%       2.77%
     Auto finance          2.54      2.09       1.79         2.55        2.19
     MasterCard/Visa       3.91      3.60       3.68         3.49        3.48
     Private label         5.88      5.66       5.50         5.48        5.67
     Other unsecured       8.51      8.43       8.37         7.97        7.72
------------------------------------------------------------------------------

     Total managed         4.43%     4.27%      4.25%        4.20%       4.21%
------------------------------------------------------------------------------

Owned                      4.58%     4.48%      4.36%        4.26%       4.29%
==============================================================================

Managed delinquency as a percent of managed consumer receivables increased modestly over both the previous and prior-year quarters. Compared to the previous quarter, all products reported higher delinquencies principally as the result of a weakening economy. This increase was well within our expectations. The sequential increase in auto finance delinquency is consistent with historical seasonal trends.

Compared to a year ago, improvements in our real estate secured portfolio were more than offset by increases in our other portfolios as a result of the weakening economy. In our real estate secured portfolio, we have benefited from the growing percentage of loans on which we hold a first lien position. Though delinquency in our total MasterCard and Visa portfolio increased over the prior year, delinquency in our sub-prime portfolio improved over the prior year.

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

Net Chargeoffs of Consumer Receivables

Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

-------------------------------------------------------------------------
                           Third    Second     First    Fourth    Third
                         Quarter   Quarter   Quarter   Quarter  Quarter
                            2001      2001      2001      2000     2000
-------------------------------------------------------------------------
Managed:
     Real estate secured     .52%      .48%      .44%      .41%     .41%
     Auto finance           4.84      4.47      5.15      5.22     4.45
     MasterCard/Visa        6.75      6.82      6.27      5.83     5.23
     Private label          5.13      5.09      5.08      5.06     5.28
     Other unsecured        7.00      6.82      6.27      5.92     7.00
-------------------------------------------------------------------------

     Total managed          3.74%     3.71%     3.56%     3.41%    3.47%
-------------------------------------------------------------------------

Owned                       3.43%     3.26%     3.12%     2.98%    3.01%
=========================================================================


Despite the weakening economy, managed net chargeoffs as a percent of average managed receivables increased only 3 basis points over the previous quarter. Substantially all of the increase in the quarter was due to worsening economic conditions.

Compared to the prior year quarter, the increase in the managed chargeoff ratio was primarily attributable to maturation in our MasterCard and Visa portfolio, the weakening economy and higher bankruptcy chargeoffs across all products.

The trends impacting owned net chargeoffs as a percent of owned receivables are generally consistent with those described above for our managed portfolio. Owned chargeoffs for our real estate secured and other unsecured products are comparable to managed chargeoffs. Chargeoffs for MasterCard and Visa and private label receivables on an owned basis are higher due to the difference in credit quality of the receivables which remain on our balance sheet. Chargeoffs for auto finance receivables on an owned basis are lower due to the predominantly unseasoned nature of the receivables which remain on balance sheet.

NONPERFORMING ASSETS


------------------------------------------------------------------------------------------------------------------
                                         September 30,      June 30,      March 31,   December 31,   September 30,
(In millions)                                    2001           2001           2001           2000           2000
------------------------------------------------------------------------------------------------------------------
Owned assets:
     Nonaccrual receivables                 $ 2,009.6      $ 1,855.2      $ 1,825.1      $ 1,678.7      $ 1,593.3
     Accruing consumer receivables
        90 or more days delinquent              806.6          743.6          669.3          649.4          604.6
     Renegotiated commercial loans                  -           12.3           12.3           12.3           12.3
                                         -------------  ------------- -------------- --------------  -------------

     Total nonperforming receivables          2,816.2        2,611.1        2,506.7        2,340.4        2,210.2
     Real estate owned                          363.0          365.2          350.2          337.1          336.9
------------------------------------------------------------------------------------------------------------------

     Total nonperforming assets             $ 3,179.2      $ 2,976.3      $ 2,856.9      $ 2,677.5      $ 2,547.1
------------------------------------------------------------------------------------------------------------------

     Credit loss reserves as a
        percent of nonperforming
        receivables                             87.9%          91.0%          91.1%          90.2%          90.9%
------------------------------------------------------------------------------------------------------------------

Managed assets:
     Nonaccrual receivables                 $ 2,429.4      $ 2,232.5      $ 2,200.6      $ 2,112.3      $ 1,984.1
     Accruing  consumer receivables
        90 or more days delinquent              993.6          899.9          891.5          859.8          802.8
     Renegotiated commercial loans                  -           12.3           12.3           12.3           12.3
                                         -------------  ------------- -------------- --------------  -------------

     Total nonperforming
        receivables                           3,423.0        3,144.7        3,104.4        2,984.4        2,799.2
     Real estate owned                          363.1          365.2          350.2          337.1          336.9
------------------------------------------------------------------------------------------------------------------

     Total nonperforming assets             $ 3,786.1      $ 3,509.9      $ 3,454.6      $ 3,321.5      $ 3,136.1
------------------------------------------------------------------------------------------------------------------

     Credit loss reserves as
        a percent of nonperforming
        receivables                            103.9%         109.9%         107.6%         107.0%         106.7%
------------------------------------------------------------------------------------------------------------------



Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits

              12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

              99.1     Debt and Preferred Stock Securities Ratings.

     (b)      Report on Form 8-K

              During the third quarter of 2001, the Registrant filed the follow Current Reports on Form 8-K:

              o Report filed July 18, 2001 with respect to the press release pertaining to the financial results of Household International, Inc. for the quarter ended June 30, 2001;

              o Report filed August 1, 2001 with respect to exhibits to a registration statement on Form S-3 (Reg. No. 333-60510) for the offering of $1,220,793,000 Zero Coupon Convertible Senior Debentures due 2021; and

              o Report filed September 25, 2001 with respect to exhibits to a registration statement on Form S-3
                     (Reg. No. 333-60510) for the offering of 12,000,000
                     Depositary Shares, each representing 1/40 of a share of 7.50% Cumulative Preferred Stock, Series 2001-A.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HOUSEHOLD INTERNATIONAL, INC.
                                               ----------------------------
                                               (Registrant)



Date:    November 14, 2001                      By: /s/ David A. Schoenholz
         ----------------                      ---------------------------
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