Form 10-K405
period 2001-12-31
HOUSEHOLD INTERNATIONAL INC
filed 2002-03-13
CIK 354964

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------
                                   FORM 10-K
(Mark One)


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d )
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR


              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from__________ to__________

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

                                                                                     Name of each exchange
                         Title of each class                                          on which registered
                         -------------------                                          -------------------
Common Stock, $1 par value                                             New York Stock Exchange and Chicago Stock Exchange
Series A Junior Participating Preferred Stock
 Purchase Rights (attached to and transferable only
 with the Common Stock)                                                New York Stock Exchange
5% Cumulative Preferred Stock                                          New York Stock Exchange
$4.50 Cumulative Preferred Stock                                       New York Stock Exchange
$4.30 Cumulative Preferred Stock                                       New York Stock Exchange
Depositary Shares (each representing one-fortieth
 share of 8 1/4% Cumulative Preferred Stock, Series
 1992-A, no par, $1,000 stated value)                                  New York Stock Exchange
Depositary Shares (each representing one-fortieth
 share of 7.50% Cumulative Preferred Stock, Series
 2001-A, no par, $1,000 stated value)                                  New York Stock Exchange
Guarantee of 8.25% Preferred Securities of Household Capital Trust I   New York Stock Exchange
Guarantee of 7.25% Preferred Securities of Household Capital Trust IV  New York Stock Exchange
Guarantee of 10.00% Preferred Securities of Household Capital Trust V  New York Stock Exchange
Guarantee of 8.25% Preferred Securities of Household Capital Trust VI  New York Stock Exchange
Guarantee of 7.50% Preferred Securities of Household Capital Trust VII New York Stock Exchange

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting common stock held by nonaffiliates of the registrant at March 8, 2002 was approximately $27.347 billion. The number of shares of the registrant's common stock outstanding at March 8, 2002 was 456,539,863.

                      DOCUMENTS INCORPORATED BY REFERENCE
   Certain portions of the registrant's 2001 Annual Report to Shareholders for the fiscal year ended December 31, 2001: Parts I, II and IV.

   Certain portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders: Part III.

================================================================================

                               TABLE OF CONTENTS

PART/Item No.                                                                            Page
-------------                                                                            ----
  PART I.                                                                                  3
   Item 1.    Business..................................................................   3
              General...................................................................   3
              Operations................................................................   4
              Funding...................................................................   7
              Regulation and Competition................................................   8
              Cautionary Statement on Forward-Looking Statements........................  10
   Item 2.    Properties................................................................  11
   Item 3.    Legal Proceedings.........................................................  12
   Item 4.    Submission of Matters to a Vote of Security Holders.......................  12
  PART II.
   Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.....  13
   Item 6.    Selected Financial Data...................................................  13
   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations................................................................  13
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk................  13
   Item 8.    Financial Statements and Supplementary Data...............................  13
   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure................................................................  13
  PART III.
  Item 10.    Directors and Executive Officers of the Registrant........................  14
              Executive Officers of the Registrant......................................  14
  Item 11.    Executive Compensation....................................................  15
  Item 12.    Security Ownership of Certain Beneficial Owners and Management............  15
  Item 13.    Certain Relationships and Related Transactions............................  15
  PART IV.
  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........  15
              Financial Statements......................................................  15
              Reports on Form 8-K.......................................................  16
              Exhibits..................................................................  16
              Schedules.................................................................  17

Signatures..............................................................................  18

Report of Independent Public Accountants................................................ F-1

Schedule I.............................................................................. F-2

                                    PART I.

Item 1. Business.

General

   Household International, Inc. (''Household'') is principally a non-operating holding company. Household's subsidiaries primarily provide middle-market consumers with several types of loan products in the United States, the United Kingdom and Canada. Household and its subsidiaries (including the operations of Beneficial Corporation (''Beneficial'') which we acquired in 1998) may also be referred to in this Form 10-K as ''we,'' ''us'' or ''our.'' We offer real estate secured loans, auto finance loans, MasterCard/*/ and Visa/* credit cards, private label credit cards, tax refund anticipation loans, retail installment sales finance loans and other types of unsecured loans, as well as credit and specialty insurance products. At December 31, 2001, we had approximately 32,000 employees and over 50 million active customer accounts. /

   Household was created as a holding company in 1981 as a result of a shareholder approved restructuring of Household Finance Corporation (''HFC''), which was established in 1878. Our operational focus is on those areas of consumer financial services that we believe offer us the best opportunity to achieve appropriate risk-adjusted returns on our capital. From late 1994 through 1997 we exited from several businesses that were providing insufficient returns on our investment, such as our first mortgage origination and servicing business in the United States and Canada, our individual life and annuity business, our consumer branch banking business, and our student loan business. Since 1997 we have:

  . strengthened our branch-based consumer lending operation and private label credit card businesses with selected acquisitions, including Transamerica Financial Services Holding Company in 1997 and Beneficial in 1998;

  . expanded into the United States nonprime auto lending industry, principally with the acquisition of ACC Consumer Finance Corporation in 1997;

  . repositioned our United States MasterCard and Visa credit card business to de-emphasize undifferentiated credit card programs and focus on co-branded and affinity relationships. In addition, we initiated secured and unsecured credit card programs to target nonprime consumers through the acquisition of Renaissance Holdings, Inc. in 2000;

  . developed additional distribution channels for our products, such as through the Internet and co-branding opportunities with retail merchants and service providers, and;

  . created a business to acquire nonconforming mortgage loans originated by unaffiliated third party lenders and to originate loans through third party brokers. This business allows us to access new customers and leverage our origination and servicing capabilities in the United States.

   2001 Developments. The following business developments occurred during 2001:

  . As a result of the adverse economic environment experienced in the United States, we emphasized credit management to mitigate credit losses in the consumer loan products we offer. To accomplish this goal we:

       - focused on growth in real estate secured loans, which historically have had a lower loss rate as compared to our other loan products;
       -  increased the number of collectors within our business units to 5,000;
       -  reduced "open-to-buy" credit lines of selected customers in our
          United States MasterCard and Visa credit card business;
       - strengthened real-time monitoring of account performance and our risk modeling capabilities to better predict future account performance; and
       -  tightened loan underwriting standards by raising required credit scores.
--------
* MasterCard is a registered trademark of MasterCard International, Incorporated and VISA is a registered trademark of VISA USA, Inc.

  . We continued to take advantage of consolidation in the consumer lending industry by purchasing portfolios of consumer receivables. These portfolio purchases permit us to access additional customers for cross-selling opportunities to facilitate growth.

  . We expanded our mortgage services business and increased our presence in the United States non-conforming mortgage lending market to take advantage of reduced competition.

  . We strengthened all of our capital ratios through cash generation of $2.7 billion from our businesses and the issuance of preferred securities. We emphasized our commitment to maintaining our current investment grade ratings.

  . We continued the diversification of our funding base by issuing real estate secured asset-backed securities and expanding our presence globally with offerings in Japan, Australia and Europe.

  . We completed the transfer of the receivables and account relationships associated with the Goldfish credit card program in the United Kingdom to our joint venture partner, Centrica. The transfer was made pursuant to a negotiated agreement providing for the orderly termination of this co-branding relationship.

  . We developed and published responsible lending best practice initiatives to evidence our commitment to ensure that our customers are treated fairly in their relationships with Household. Throughout 2002 we will continue to monitor our business practices and will make modifications, as appropriate, to keep Household as a leader in efforts to eliminate "predatory" lending practices throughout the United States.

   Consumers residing in the state of California account for 15% of our managed United States receivables. We also have significant concentrations of managed consumer receivables in Florida (7%), New York (7%), Texas (6%), Ohio (5%) and Pennsylvania (5%). No other state accounts for 5% or more of our receivables.

   Our summary financial information is set forth in our Annual Report to Shareholders (the ''2001 Annual Report''), portions of which are incorporated herein by reference. See Exhibit 13 of this Form 10-K. Our products, operating markets and marketing methods are described under "Operations" below. Financial information and other statistical data provided in this Form 10-K are for the year 2001 or as of December 31, 2001, respectively, unless otherwise noted.

Operations

   Our operations are divided into three reportable segments: Consumer, Credit Card Services, and International. Our Consumer segment includes our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment includes our domestic MasterCard and Visa credit card business. Our International segment includes our foreign operations in the United Kingdom and Canada. Information about businesses or functions that are not significant or involve multiple segments, such as our insurance services, refund lending, direct lending and commercial operations, as well as our corporate and treasury activities, are included under the ''All Other'' caption within our segment disclosure.

   We monitor our operations and evaluate trends on a managed basis which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results and make decisions about allocating resources, such as employees and capital, on a managed basis.

  General

   Across all reportable segments, we generally serve nonconforming or nonprime consumers. Such customers are individuals who have limited credit histories, modest income, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior chargeoffs or other credit related actions. These customers generally have higher delinquency and credit loss probabilities and are charged a higher interest rate to compensate us for the additional risk. In our MasterCard and Visa business, our retail services business and our mortgage services business we also serve prime consumers either through co-branding relationships or mortgage brokers.

   We have taken substantial measures to enhance the profitability and improve operational control of our businesses. We use our centralized underwriting, collection and processing functions to adapt our credit standards and collection efforts to national or regional market conditions. Our underwriting, loan administration and collection functions are supported by highly automated systems and processing facilities. Our centralized collection system is augmented by personalized early collection efforts. Maximizing our technology and otherwise streamlining our operations and reducing our costs has enabled us to improve our efficiency through specialization and economies of scale and allows us to operate more efficiently than most of our competitors.

   We service each customer with a focus to understand that customer's personal financial needs. We recognize that individuals may not be able to timely meet all of their financial obligations. Our goal is to assist consumers in transitioning through financially difficult times in order to expand that customer's relationship with Household. As a result, our policies are designed to be flexible to maximize the collectibility of our loans while not incurring excessive collection expenses on loans that have a high probability of being ultimately uncollectible. Cross-selling of products, proactive credit management, "hands-on" customer care and targeted product marketing are means we use to retain customers and grow our business.

  Consumer

   Our consumer lending business is one of the largest subprime home equity originators in the United States as ranked by Inside B&C Lending. This business has approximately 1,400 branches located in 46 states, 3.2 million open customer accounts, $39.5 billion in managed receivables and 13,000 employees. It is marketed under both the HFC and Beneficial brand names, each of which caters to a slightly different type of customer in the middle-market population. Both brands offer secured and unsecured loan products, such as first and second lien position closed-end mortgage loans, open-end home equity loans, personal non-credit card loans, including personal homeowner loans (a secured high loan-to-value product that we underwrite and treat like an unsecured loan), and sales finance contracts. These products are marketed through our retail branch network, direct mail, telemarketing, strategic alliances and Internet sourced applications and leads.

   Our mortgage services business purchases nonconforming first and second lien position residential mortgage loans, including open-end home equity loans, from a network of over 200 unaffiliated third party lenders (i.e., correspondents). This business has approximately $18.1 billion in managed receivables, 240,000 active customer accounts and 1,600 employees. These purchases are either "flow" acquisitions (i.e., loan by loan) or "bulk" acquisitions (i.e., pools of loans), and are made based on our specific underwriting guidelines. We offer forward commitments to selected correspondent lenders to strengthen our relationship with these lenders and to create a sustainable growth channel for this business. Decision One Mortgage Company, LLC, a subsidiary of Household, was purchased in 1999 to assist us in understanding the product needs of mortgage brokers and trends in the mortgage lending industry. Through 19 branch locations, Decision One directly originates mortgage loans sourced by mortgage brokers.

   According to The Nilson Report, our retail services business is the second largest provider of third party private label credit cards in the United States based on managed receivables outstanding. Our retail services business has over 65 active merchant relationships with approximately $11.6 billion in managed receivables, 9.9 million active customer accounts and 2,200 employees. Approximately 32 percent of our retail services receivables are in the furniture industry, 30 percent are in the consumer electronics industry, 16 percent are in the powersports vehicle (snowmobiles, personal watercraft, ATV's and motorcycles) industry and approximately 13 percent are in the home products or home improvement industry. These products are generated through merchant retail locations, merchant catalog and telephone sales, application displays, direct mail and Internet applications.

   Our auto finance business purchases, from a network of approximately 4,500 active dealer relationships, retail installment contracts of consumers who do not have access to traditional, prime-based lending sources. We also originate and refinance auto loans through direct mail solicitations, alliance partners and the Internet. This business has approximately $6.4 billion in managed receivables and 2,000 employees. Approximately 75% of our auto finance receivables are secured by "used" vehicles versus "new" vehicles. We have focused on the development of Internet options (the HAF Superhighway) for our dealer network to create a mechanism to enable these dealers to process customer applications and receive automated credit decisions in minutes. Coupled with a centralized underwriting and funding business model, we believe the use of the HAF Superhighway will enable our auto finance business to respond more quickly and provide better service than our competitors.

  Credit Card Services

   Our Credit Card Services business includes our MasterCard and Visa receivables in the United States, including The GM Card(R), the AFL-CIO Union Plus(R) ("UP") credit card, a Household Bank branded card, and the Orchard Bank card. According to The Nilson Report this business is the eighth largest issuer of MasterCard or Visa credit cards in the United States (based on receivables) with approximately $17.2 billion in managed receivables, 19.9 million customer accounts and 5,000 employees. The GM Card(R), a co-branded credit card issued as part of our alliance with General Motors Corporation ("GM"), enables customers to earn discounts on the purchase or lease of a new GM vehicle. The UP card program with the AFL-CIO provides benefits and services to members of approximately 60 national and international labor unions. The Household Bank and Orchard Bank branded credit cards offer specialized credit card products to consumers underserved by traditional providers or are marketed in conjunction with merchant relationships established through our retail services business.

   Our MasterCard and Visa business is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our affinity and co-branding relationships, mass-media advertisement (The GM Card(R)), and merchant relationships sourced through our retail services business. We also cross-sell our credit cards to our existing consumer lending and retail services customers as well as our refund lending customers.

   Although our relationships with GM and the AFL-CIO enable us to access a proprietary customer base, in accordance with our agreements with these institutions Household owns all receivables originated under the programs and is responsible for all credit and collection decisions as well as the funding for the programs. These programs are not dependent upon any payments, guarantees or credit support from these institutions. As a result, we are not directly dependent upon GM or the AFL-CIO for any specific earnings stream associated with these programs. We believe we have a strong working relationship with GM and the AFL-CIO and we do not anticipate, and are not aware of, any event that has occurred, or is expected to occur in the near term, that would allow the parties to these agreements to terminate their relationship.

  International

   Our United Kingdom business is a mid-market consumer lender focusing on customer service through its branch locations, and consumer electronics through its retail finance operations. This business offers secured and unsecured lines of credit, secured and unsecured closed-end loans, retail finance products, insurance products and credit cards (including the GM Card(R) from Vauxhall and marbles(TM), an Internet enabled credit card). We operate in England, Scotland, Wales, Northern Ireland, and the Republic of Ireland. In 2001 we opened an office in Hungary to facilitate the expansion plans of one of our U.K. merchant alliances. We expect to continue our expansion into Central Europe with this alliance in 2002 with operations in the Czech Republic and Poland. Loans held by our United Kingdom operation are originated through a branch network consisting of 155 HFC and 62 Beneficial Finance branches, merchants, direct mail, broker referrals and the Internet. This business has approximately $5.8 billion in managed receivables and 3,800 employees.

   Our Canadian business was acquired by Household in 1933 and offers consumer real estate secured and unsecured lines of credit, secured and unsecured closed-end loans, insurance products, revolving credit, private label credit cards and retail finance products to middle- to low income families. In addition, through its trust operations, our Canadian business accepts deposits. These products are marketed through 109 branch offices in 10 provinces, direct mail, telemarketing, 95 merchant relationships and the Internet. This business has approximately $1.4 billion in managed receivables, 680,000 customer accounts and 930 employees.

  All Other

   Through our insurance services operation, Household offers credit life, credit accident, health and disability, unemployment, property, term life, collateral protection and specialty insurance products to our customers. Such products currently are offered throughout the United States and Canada and are targeted toward those customers typically under-insured by traditional sources. The purchasing of insurance products are never a condition to any credit or loan granted by Household. Insurance is directly written by or reinsured with one or more of our subsidiaries.

   Our refund lending business is one of the largest providers of consumer tax refund lending in the United States. We have approximately 3,500 tax preparer relationships covering approximately 12,000 outlets (including 9,000 H&R Block locations). We provide loans to customers who are entitled to tax refunds and who electronically file their income tax returns with the Internal Revenue Service. This business is seasonal with most revenues generated in the first three months of each calendar year. The majority of customers who use this product are renters with household incomes of less than $25,000 who are entitled to refunds of greater than $2,000. In 2001 we originated approximately
6.4 million accounts and generated a loan volume of approximately $8.4 billion.

   Direct lending was formed to find new markets for Household's existing consumer loan and loan-related products, develop new product offerings, and test alternative (i.e., non-branch) distribution channels. The areas of specific focus for direct lending include the Internet, alliance programs with other lenders to provide nonprime/nonconforming products to their customers, direct mail initiatives and non-homeowners. Direct lending has approximately $360 million in managed receivables and 140 employees.

   Our commercial operations are very limited in scope and are expected to continue to decline. They manage the liquidation of the commercial loan receivables which were part of our commercial lending portfolio that was discontinued in the early 1990's. They also selectively invest in tax advantaged low income housing projects to support community home ownership initiatives while allowing us to obtain federal or state tax benefits. We have approximately $440 million in managed receivables and 15 employees in this group.

Funding

   As a financial services organization, we must have access to funds at competitive rates, terms and conditions to be successful. Household's long-term debt, together with that of HFC, Beneficial, and our Canadian and U.K. subsidiaries, as well as the preferred stock of Household, have been assigned investment grade ratings by all nationally recognized statistical rating organizations that rate such instruments. These organizations have also rated the commercial paper of HFC in their highest rating category. For a detailed listing of the ratings that have been assigned to Household and our significant subsidiaries, see Exhibit 99(b) to this Form 10-K. Although one nationally recognized statistical rating organization recently downgraded the long-term debt of HFC to the corresponding levels of the other agencies, we believe this downgrade will not have any meaningful impact on our ability to fund our operations. We are committed to maintaining our current investment grade ratings.

   We have funded our operations globally and domestically, using a combination of capital market debt and equity, deposits and securitizations. Although we have in the past utilized our banking subsidiaries as a means to provide deposit funding to support some of our operations, due to recent regulatory requirements for additional capital to support nonprime and subprime lending activities, we do not believe that such sources will be actively utilized in the near term. We do not anticipate that the reduction in the use of our banking subsidiaries as a funding vehicle for our businesses will have any material effect on our operations or our ability to timely fund our operations, or will materially increase the costs associated with our funding. We will continue to fund our operations in the global capital markets, primarily through the use of securitizations, commercial paper, bank lines, medium-term notes and long-term debt. We also will continue to use derivative financial instruments to hedge our currency and interest rate risk exposure. A description of our use of derivative financial instruments, including interest rate swaps, foreign exchange contracts, and other quantitative and qualitative information about our market risk is set forth in our Management's Discussion and Analysis of Financial Condition and Results of Operations ("2001 MD&A") under the caption "Risk Management", and Footnotes 10 and 14 of our consolidated financial statements ("2001 Financial Statements"), included in our 2001 Annual Report which are included in Exhibit 13 to this Form 10-K. We also maintain an investment portfolio which at year-end 2001 was approximately $3.6 billion. Approximately $2.1 billion of such investment securities were held by our insurance subsidiaries.

   Securitizations and secured financings of consumer receivables have been, and will continue to be, a significant source of our liquidity. During 2001, we securitized approximately $5.5 billion of receivables compared to $7.0 billion in 2000 and $5.2 billion in 1999. We securitize auto finance, MasterCard and Visa credit card, private label credit card and personal non-credit card receivables. In addition, during 2001 and 1999 we issued securities backed by dedicated real estate secured receivables in transactions structured for accounting purposes as secured financings. The aggregate balance of the real estate secured receivables supporting those transactions was $1.6 billion in 2001 and $530 million in 1999. Based on our current investment grade ratings, we have no reason to believe that we will not be able to timely access the securitization and secured funding markets to support our operations.

   In the securitizations and secured financing transactions, Household sells a dedicated pool of receivables to a wholly-owned bankruptcy remote special purpose entity for cash, which, in turn, assigns the receivables to an unaffiliated trust that is a qualifying special purpose entity under Statement of Financial Accounting Standards No. 125 and/or 140, as applicable. Household continues to service the receivables and receives a servicing fee.

   In connection with each transaction, we obtain opinions from nationally known law firms that the transfer of the receivables to the special purpose entity qualifies as a "true sale" for legal purposes and that the entity would not be "substantively consolidated" into any bankruptcy estate of the transferor.

   Generally, in connection with these transactions we utilize credit enhancement to obtain the highest investment grade ratings on the securities to be issued by the securitization trust. Although many forms of enhancement are available, we typically assign loans in excess of the principal balance of the securities to be issued by the trust. Cash flow from this "overcollateralization" and servicing fees to be paid to us in connection with the transaction may be used to reduce the outstanding balance of these securities and/or may be used to fund a cash account that is available to make payments on the securities in the event monthly collections on the receivables are insufficient to pay the investors their contractual return. Therefore, our recourse is limited to our rights to future cash flows and any subordinated interests we may retain. At December 31, 2001, we had $968.2 million in interest-only strip receivables at-risk should these transactions not perform as expected. Based on historical performance, we do not anticipate any material loss due to performance of any securitized or secured funding pool of receivables.

   The limited operations of each securitization trust are administered by an unaffiliated financial institution and are governed by a trust agreement that limits the trust's permissible activities to those defined in the agreement. The holders of the securities issued by each trust have the right to pledge or transfer their interests.

   Additional information on our sources and availability of funding are incorporated by reference to the "Liquidity and Capital Resources" and "Asset Securitzations" sections of our 2001 MD&A in the 2001 Annual Report which are included in Exhibit 13 to this Form 10-K.

Regulation and Competition

  Regulation

   Consumer Lending. Our consumer finance businesses operate in a highly regulated environment. These businesses are subject to laws relating to discrimination in extending credit, use of credit reports, privacy matters, disclosure of credit terms and correction of billing errors. They also are subject to certain regulations and legislation that limit their operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that a loan may bear, the amount that may be borrowed, the types of actions that may be taken to collect or foreclose upon delinquent loans or the information about a customer that may be shared. Our consumer branch lending offices are generally licensed in those jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Failure to comply with these laws and regulations may limit the ability of our licensed lenders to collect or enforce loan agreements made with consumers and may cause Household to be liable for damages and penalties.

   There has been a significant amount of legislative activity, nationally, locally and at the state level, aimed at curbing lending abuses deemed to be "predatory". A predatory loan or lending practice is not a legally defined term and does not have a commonly recognized definition. Most legislative activity in this area targets certain abusive practices such as loan "flipping" (making a loan to refinance another loan where there is no tangible benefit to the borrower), fee "packing" (addition of unnecessary, unwanted and unknown fees to a borrower), "equity stripping" (lending without regard to the borrower's ability to repay or making it impossible for the borrower to refinance with another lender), and outright fraud. Household does not condone or endorse any of these practices. We are working with regulators and consumer groups to create appropriate safeguards to eliminate these abusive practices while allowing middle-market borrowers to continue to have unrestricted access to credit for personal purposes, such as the purchase of homes, automobiles, and consumer goods. As part of this effort we have adopted a set of lending best practice initiatives. These initiatives, which may be modified from time-to-time, are discussed at our corporate web site, www.household.com under the heading "Customer Commitment". Notwithstanding these efforts, it is possible that broad legislative initiatives will be passed which will impose additional costs and rules on our businesses. Although we have the ability to react quickly to new laws and regulations, it is too early to estimate the effect, if any, these activities will have on us in a particular locality or nationally.

   Banking Institutions. Household has banking institutions that are chartered by either the Office of Thrift Supervision (''OTS'') or the Office of the Comptroller of the Currency ("OCC"). Since deposits maintained at our banking institutions are insured by the Federal Deposit Insurance Corporation ("FDIC"), the FDIC also has jurisdiction over those institutions and is actively involved in reviewing the financial and managerial strength of our banking subsidiaries. Household is also a thrift holding company and is subject to regulation by the OTS. Our banking institutions primarily originate receivables in our MasterCard and Visa credit card business, our private label business and our refund lending business. In addition, our thrift originates certain first mortgage loans. The use of these institutions improves our operational efficiencies as they are able to offer loan products with common characteristics across the United States. Generally, these banking institutions sell the receivables they originate to non-banking affiliates (also subsidiaries of Household) so that Household can manage all of its customers with uniform policies, regardless through which legal entity a loan was made. In addition, this structure allows us to better manage the levels of regulatory capital required to be maintained at these banking institutions.

   Our banking institutions are subject to capital requirements, regulations and guidelines imposed by the OTS, OCC and FDIC. For example, these institutions are subject to federal regulations concerning their general investment authority as well as their ability to acquire financial institutions, enter into transactions with affiliates and pay dividends. Such regulations also govern the permissible activities and investments of any subsidiary of a bank.

   We have been advised by the OTS, OCC and FDIC that in accordance with their 2001 Guidance for Subprime Lending Programs, they will impose additional capital requirements on institutions which hold nonprime or subprime assets that will be greater than the historical levels we have maintained at our banking institutions. Household and HFC have agreed with these regulators to maintain the regulatory capital of our institutions at these specified levels. To better manage the capital levels that will be imposed, we have submitted to the OCC an application to merge our three credit card banks into one nationally chartered institution and are evaluating alternatives to reduce the size of our thrift institution. We do not expect that any of these actions will have a material adverse effect on our business or our financial condition.

   Our banking institutions are also subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (''FDICIA'') and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (''FIRREA''). Among other things, FDICIA creates a five-tiered system of capital measurement for regulatory purposes, places limits on the ability of depository institutions to acquire brokered deposits, and gives broad powers to federal banking regulators, in particular the FDIC, to require undercapitalized institutions to adopt and implement a capital restoration plan and to restrict or prohibit a number of activities, including the payment of cash dividends, which may impair or threaten the capital adequacy of the insured depository institution. Federal banking regulators may apply corrective measures to an insured depository institution, even if it is adequately capitalized, if such institution is determined to be operating in an unsafe or unsound condition or engaging in an unsafe or unsound activity. In addition, federal banking regulatory agencies have adopted safety and soundness standards governing operational and managerial activities of insured depository institutions and their holding companies regarding internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation. Under FIRREA, the FDIC may assess an affiliated insured depository institution for the estimated losses incurred by the FDIC upon the default of any affiliated insured institution.

   Our principal United Kingdom subsidiary (HFC Bank plc) is subject to oversight and regulation by the U.K. Financial Services Authority ("FSA"). We have indicated our intent to the FSA to maintain the regulatory capital of this institution at specified levels. We do not anticipate that any capital contribution will be required for our United Kingdom bank in the near term.

   Insurance. Our credit insurance business is subject to regulatory supervision under the laws of the states in which it operates. Regulations vary from state to state but generally cover licensing of insurance companies, premium and loss rates, dividend restrictions, types of insurance that may be sold, permissible investments, policy reserve requirements, and insurance marketing practices.

  Competition

   The consumer financial services industry in which we operate is highly fragmented and intensely competitive. We generally compete with banks, thrifts, insurance companies, credit unions, mortgage lenders and brokers, finance companies, securities brokers and dealers, and other domestic and foreign financial institutions in the United States, Canada and the United Kingdom. We compete by expanding our customer base through portfolio acquisitions or alliance and co-branding opportunities, offering a variety of consumer loan products, maintaining a strong service orientation, aggressively controlling expenses to be a low cost producer, and using data segmentation skills to identify cross-selling opportunities between business units.

Cautionary Statement on Forward-Looking Statements

   Certain matters discussed throughout this Form 10-K or in the information incorporated herein by reference constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the Securities and Exchange Commission, in press releases, or oral or written presentations by representatives of Household that are not statements of historical fact and may also constitute forward-looking statements. Words such as "believe", "expects", "estimates", "targeted", "anticipates", "goal" and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. Household undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

   The important factors, many of which are out of our control, which could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents are:

  . changes in laws and regulations, including attempts by local, state and national regulatory agencies or legislative bodies to control alleged "predatory" lending practices through broad initiatives aimed at lenders operating in the nonprime or subprime consumer market;

  . increased competition from well-capitalized companies or lenders with access to government sponsored organizations for our consumer segment which may impact the terms, rates, costs, or profits historically included in the loan products we offer or purchase;

  . changes in accounting policies, practices or standards, as they may be adopted by regulatory agencies and the Financial Accounting Standards Board;

  . changes in overall economic conditions, including the interest rate environment in which we operate, the capital markets in which we fund our operations, the market values of consumer owned real estate throughout the United States, recession, employment and currency fluctuations;

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

  . changes associated with, as well as the difficulty in integrating systems, operational functions and cultures, as applicable, of any organization or portfolio acquired by Household;

  . a reduction of our short-term debt ratings by any of the nationally recognized statistical rating organizations that rate these instruments to a level that is below our current rating;

  . the costs, effects and outcomes of regulatory reviews or litigation relating to our nonprime loan receivables or the business practices of any of our business units, including, but not limited to, additional compliance requirements;

  . the costs, effects and outcomes of any litigation matter that is determined adversely to Household or its businesses;

  . the ability to attract and retain qualified personnel to support the underwriting, servicing, collection and sales functions of our businesses; and

  . the inability of Household to manage any or all of the foregoing risks as well as anticipated.

Item 2. Properties.

   Our operations are located throughout the United States, in 10 provinces in Canada and in the United Kingdom with principal facilities located in Anaheim, California; Dallas, Texas; New Castle, Delaware; Brandon, Florida; Jacksonville, Florida; Tampa, Florida; Chesapeake, Virginia; Virginia Beach, Virginia; Elmhurst, Illinois; Hanover, Maryland; Bridgewater, New Jersey; Las Vegas, Nevada; Charlotte, North Carolina; Portland, Oregon; Pomona, California; Prospect Heights, Illinois; Salinas, California; San Diego, California; Wood Dale, Illinois; London, Kentucky; Sioux Falls, South Dakota; North York, Ontario, Canada; Birmingham, United Kingdom and Windsor, Berkshire, United Kingdom. We expect to establish an additional operations center in India in 2002 to support our credit card services business. We do not anticipate the costs for staffing and creating this center will be material to our financial results.

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

Item 3. Legal Proceedings.

   We are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. Certain of these actions are or purport to be class actions seeking damages in very large amounts. These actions assert violations of laws and/or unfair treatment of consumers. Due to the uncertainties in litigation and other factors, we cannot assure you that we will ultimately prevail in each instance. We believe that we have meritorious defenses to these actions and any adverse decision should not materially affect our consolidated financial condition.

   During the past several years, the press has widely reported certain industry related concerns which may impact us. Some of these involve the amount of litigation instituted against finance and insurance companies operating in the states of Alabama and Mississippi and the large awards obtained from juries in those states. Like other companies in this industry, some of our subsidiaries are involved in a number of lawsuits pending against them in Alabama and Mississippi, many of which relate to the financing of merchandise. The Alabama and Mississippi cases generally allege inadequate disclosure or misrepresentation of financing terms. In many suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Several of these suits purport to be class actions or have multiple plaintiffs. The judicial climate in Alabama and Mississippi is such that the outcome of all of these cases is unpredictable. Although our subsidiaries believe they have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Appropriate insurance carriers have been notified of each claim, and a number of reservations of rights letters have been received. Certain of these claims have been partially covered by insurance.

   Household has also been named in purported class actions by consumer groups (such as AARP and ACORN) claiming that our loan products or our lending policies and practices are unfair or misleading to consumers. We do not believe that any of these legal actions has merit or will result in a material financial impact on Household. We do expect, however, that these consumer groups will continue to target Household in the media and with legal actions to pressure Household and the nonprime lending industry into accepting concessions that would more heavily regulate the nonprime lending industry. (See "Regulation and Competition" above.)

   We have developed and implemented compliance functions to monitor our operations to comply with all applicable laws, rules and regulations. In November 2001, litigation was instituted by California regulators asserting that they believed we had overcharged certain California customers who obtained loans from Household. We confirmed with this regulator that unintentional errors had occurred and entered into a settlement agreement for full refunds of the improper charges as well as a payment to the state in the amount of $8.9 million. The amounts paid pursuant to this agreement, as well as the other conditions we agreed to, did not and will not have a material adverse impact on our financial condition or our business operations. As a result of this incident, we have reviewed our compliance function and implemented certain changes, including requiring that our compliance officer for our consumer lending business report directly to senior management. Although exam reports from other regulatory bodies may, from time-to-time, cite specific issues relating to a specific loan, we do not believe, and we are not aware of, any unaddressed systemic issue affecting our compliance with any state or federal lending laws within any of our businesses.

Item 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

                                   PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   As of March 8, 2002 there were 19,089 record shareholders of Household's common stock.

   Additional information required by this Item is incorporated by reference to the "Selected Quarterly Financial Data (Unaudited)" and the "Common and Preferred Stock Information" sections of our 2001 Annual Report which are included in Exhibit 13 to this Form 10-K.

Item 6. Selected Financial Data.

   Information required by this Item is incorporated by reference to the "Selected Financial Data and Statistics" section of our 2001 Annual Report which is included in Exhibit 13 to this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Information required by this Item is incorporated by reference to the 2001 MD&A, including the "Glossary of Terms" section of our 2001 Annual Report which is included in Exhibit 13 to this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Information required by this Item is incorporated by reference to the "Liquidity and Capital Resources", "Asset Securitizations" and "Risk Management" sections of our 2001 MD&A in our 2001 Annual Report which is included in Exhibit 13 to this Form 10-K.

Item 8. Financial Statements and Supplementary Data.

   Our 2001 Financial Statements meet the requirements of Regulation S-X. The 2001 Financial Statements and supplementary financial information specified by
Item 302 of Regulation S-K, are incorporated by reference to our 2001 Annual Report and are included in Exhibit 13 to this Form 10-K. In addition, we incorporate by reference the information under the following sections of our 2001 Annual Report which are included in Exhibit 13 to this Form 10-K: "Credit Quality Statistics-Owned Basis," "Credit Quality Statistics-Managed Basis," "Analysis of Credit-Loss_Reserves Activity-Owned Receivables," "Analysis of Credit Loss Reserves Activity-Managed Basis," "Net Interest Margin-2001 Compared to 2000 (Owned Basis)," "Net Interest Margin-2000 Compared to 1999 (Owned Basis)," "Net Interest Margin-2001 compared to 2000 and 1999 (Managed Basis)", and "Selected Quarterly Financial Data (Unaudited)".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   The Audit Committee of the Board of Directors of Household International, Inc. annually considers and recommends to the Board the selection of Household's independent public accountants. As recommended by Household's Audit Committee, Household's Board of Directors on March 12, 2002 decided to no longer engage Arthur Andersen LLP ("Andersen") as Household's independent public accountants and engaged KPMG LLP to serve as Household's independent public accountants for 2002. The appointment of KPMG LLP will be presented to Household's stockholders for ratification at the 2002 Annual Meeting.

   Andersen's reports on Household's consolidated financial statements for the two most recent fiscal years ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

   During Household's two most recent fiscal years and through the date of this Form 10-K, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on Household's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

   Household has provided Andersen with a copy of this disclosure. Attached as
Exhibit 16 is a copy of Andersen's letter, dated March 13, 2002, stating its agreement with such statements.

   During Household's two most recent fiscal years and through the date of this Form 10-K, Household did not consult KPMG LLP regarding any of the matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers of the Registrant.

   The following information on our senior executive policy-making officers is included pursuant to Item 401(b) of Regulation S-K.

   William F. Aldinger, age 54, joined Household in September 1994 as President and Chief Executive Officer. In May 1996 he was appointed our Chairman and Chief Executive Officer. Mr. Aldinger served as Vice Chairman of Wells Fargo Bank and a Director of several Wells Fargo subsidiaries from 1986 until joining us. Mr. Aldinger is also a director of Household Finance Corporation (one of our subsidiaries), Illinois Tool Works Inc. and MasterCard International, Incorporated.

   Gary D. Gilmer, age 52, was appointed Vice Chairman--Consumer Lending in 2002 after having served as Group Executive--Consumer Lending since 1998. Mr. Gilmer joined Household Finance Corporation in 1972 and has served in various capacities in our consumer lending, retail services and insurance services businesses, most recently as Managing Director and Chief Executive Officer of our United Kingdom operations.

   David A. Schoenholz, age 50, was appointed Vice Chairman--Chief Financial Officer in 2002. He has responsibility for our Mortgage Services, Direct Lending and United Kingdom businesses. He was appointed Group Executive--Chief Financial Officer, effective January 2000, having previously served as Executive Vice President--Chief Financial Officer since 1996, Senior Vice President--Chief Financial Officer since 1994, and Vice President--Chief Accounting Officer since 1993. He joined Household in 1985 as Director--Internal Audit.

   Rocco J. Fabiano, age 45, was appointed Group Executive--Retail Services, Refund Lending, Auto Finance and Insurance Services in January 2002, having joined us in 1997 as a result of our acquisition of ACC Consumer Finance Corporation where he served as Chairman and Chief Executive Officer since 1993.

   Siddharth N. Mehta, age 43, was appointed Group Executive--Credit Card Services and Canada in 2002. He joined Household in June 1998 as Group Executive--Credit Card Services. Prior to joining Household, Mr. Mehta was Senior Vice President of Boston Consulting Group in Los Angeles and co-leader of Boston Consulting Group Financial Services Practice in the United States.

   Kenneth M. Harvey, age 41, was appointed Executive Vice President--Chief Information Officer in 2002. He was our Managing Director--Chief Information Officer since 1999, having previously served in various systems and technology areas with Household since 1989.

   Colin P. Kelly, age 59, was appointed Executive Vice
President--Administration in 2002 after having served as Senior Vice President--Administration since January 2000. Mr. Kelly previously acted as our Senior Vice President--Human Resources since 1996, and Vice President--Human Resources since 1988. Mr. Kelly joined Household Finance Corporation in 1965.

   Kenneth H. Robin, age 55, was appointed Corporate Secretary in 1998 and Senior Vice President--General Counsel in 1996, having previously served as Vice President--General Counsel since 1993. He joined Household in 1989 as Assistant General Counsel--Financial Services. Prior to joining Household, Mr. Robin held various positions in the legal departments of Citicorp and Citibank, N.A. from 1977 to 1989.

   Sandra L. Derickson, age 47, joined Household as Managing Director--Retail Services in 2000. Prior to joining Household, Mrs. Derickson was employed with GE Capital Services Corp. since 1975, most recently as President and General Manager of GE Capital Auto Financial Services.

   Adrian L. Hill, age 43, was appointed Managing Director--United Kingdom, in 1998. Mr. Hill began his career with HFC Bank plc in 1989 as Director--Treasury, serving as Chief Financial Officer from 1990 to 1995 and Chief Operating Officer from 1995 until his current appointment.

   There are no family relationships among our executive officers. The term of office of each named executive officer is at the discretion of the Board of Directors.

   Additional information required by this Item is incorporated by reference to ''Nominees For Director'' and ''Shares of Household Stock Beneficially Owned by Directors and Executive Officers'' in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders (the ''2002 Proxy Statement'').

Item 11. Executive Compensation.

   Information required by this Item is incorporated by reference to ''Executive Compensation'', ''Employment Agreements'', ''Savings--Stock Ownership and Pension Plans'', ''Incentive and Stock Option Plans'', and ''Director Compensation'' in our 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Information required by this Item is incorporated by reference to ''Shares of Household Stock Beneficially Owned by Directors and Executive Officers'' and ''Security Ownership of Certain Beneficial Owners'' in our 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

   Information required by this Item is incorporated by reference to ''Incentive and Stock Option Plans'' and ''Employment Agreement with Larry Bangs'' in our 2002 Proxy Statement.

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements.

   The consolidated financial statements listed below, together with an opinion of Arthur Andersen LLP dated January 14, 2002 with respect thereto, are incorporated by reference herein pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K. An opinion of Arthur Andersen LLP is also included in this Annual Report on Form 10-K.

   Household International, Inc. and Subsidiaries:

      Consolidated Statements of Income for the Three Years Ended December 31, 2001.

      Consolidated Balance Sheets, December 31, 2001 and 2000.

      Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2001.

      Consolidated Statements of Changes in Preferred Stock and Common
   Shareholders' Equity for the     Three Years Ended December 31, 2001.

      Notes to Consolidated Financial Statements.

      Report of Independent Public Accountants.

      Selected Quarterly Financial Data (Unaudited).

(b) Reports on Form 8-K.

   For the three months ended December 31, 2001, Household filed one Current Report on Form 8-K on October 17, 2001.

(c) Exhibits.
     3(i)       Restated Certificate of Incorporation of Household International, Inc. as amended.
     3(ii)      Bylaws of Household International, Inc. as amended January 30, 2001 (incorporated by reference to Exhibit 3(ii) of our Annual Report on Form 10-K for the fiscal year ended
                December 31, 2000).
     4(a)       Rights Agreement dated as of July 9, 1996, between Household International, Inc. and Harris
                Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 99.1 of our
                Current Report on Form 8-K dated July 9, 1996).
     4(b)       Standard Multiple-Series Indenture Provisions for Senior Debt Securities of Household Finance
                Corporation dated as of June 1, 1992 (incorporated by reference to Exhibit 4(b) to the
                Registration Statement on Form S-3 of Household Finance Corporation, No. 33-48854).
     4(c)       Indenture dated as of December 1, 1993 for Senior Debt Securities between Household Finance
                Corporation and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of Household Finance
                Corporation, No. 33-55561 filed on September 20, 1994).
     4(d)       The principal amount of debt outstanding under each other instrument defining the rights of
                Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. Household agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
     10.1       Household International, Inc. 1998 Key Executive Bonus Plan.
     10.2       Household International, Inc. Corporate Executive Bonus Plan.
     10.3       Household International, Inc. Long-Term Executive Incentive Compensation Plan, as amended.
     10.4       Forms of stock option and restricted stock rights agreements under the Household
                International, Inc. Long-Term Executive Incentive Compensation Plan (incorporated by
                Reference to Exhibit 10.4 of our Annual Report on Form 10-K for the fiscal year ended
                December 31, 1995).
     10.5       Household International, Inc. 1996 Long-Term Executive Incentive Compensation Plan, as
                amended.
     10.6       Forms of stock option and restricted stock rights agreements under the Household
                International, Inc. 1996 Long-Term Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K for the fiscal year ended
                December 31, 2000).
     10.7       Household International, Inc. Deferred Fee Plan for Directors (incorporated by reference to
                Exhibit 10.7 of our Annual Report Form 10-K for the fiscal year ended December 31, 1999).
     10.8       Household International, Inc. Deferred Phantom Stock Plan for Directors (incorporated by reference to Exhibit 10.8 of our Annual Report Form 10-K for the fiscal year ended
                December 31, 1999).
     10.9       Household International, Inc. Non-Qualified Deferred Compensation Plan for Executives, as
                Amended (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for
                the fiscal year ended December 31, 1998).

     10.10      Household International, Inc. Non-Qualified Deferred Compensation Plan for Stock Option
                Exercises.
     10.11      Household International, Inc. Non-Qualified Deferred Compensation Plan for Restricted Stock
                Rights.
     10.12      Executive Employment Agreement between Household International, Inc. and W.F. Aldinger
                (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
     10.13      Executive Employment Agreement between Household International, Inc. and G.D. Gilmer
                (incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
     10.14      Executive Employment Agreement between Household International, Inc. and D.A.
                Schoenholz (incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K the fiscal year ended December 31, 1998).
     10.15      Executive Employment Agreement between Household International, Inc. and L.N. Bangs
                (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
     10.16      Executive Employment Agreement between Household International, Inc. and R.J. Fabiano
                (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
     10.17      Executive Employment Agreement between Household International, Inc. and S.N. Mehta
                (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
     10.18      Amended and Restated Supplemental Executive Retirement Plan for W.F. Aldinger
                (incorporated by reference to Exhibit 10.16 of our Form 10-K for the fiscal year ended
                December 31, 2000).
     10.19      Beneficial Corporation 1990 Non-qualified Stock Option Plan (incorporated by reference to
                Exhibit 4.4 of Beneficial Corporation's Form S-8 filed on April 23, 1996, File No. 333-02737).
     10.20      Amendment to Beneficial Corporation 1990 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 of Beneficial Corporation's Form S-8 filed July 1, 1998, File No. 333-
                58291).
     11         Statement of Computation of Earnings per Share.
     12         Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed
                Charges and Preferred Stock Dividends.
     13         Sections of Household International, Inc.'s 2001 Annual Report to Shareholders which are specifically incorporated by reference into the Form 10-K.
     16         Letter re change in certifying accountant.
     21         List of our subsidiaries.
     23         Consent of Arthur Andersen LLP, Certified Public Accountants.
     24         Power of Attorney, included on page 18 hereof.
     99(a)      Annual Report on Form 11-K for the Household International, Inc. Tax Reduction Investment
                Plan (to be filed by amendment).
     99(b)      Ratings of Household International, Inc. and its significant subsidiaries.

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

(d) Schedules.

   Report of Independent Public Accountants.

      I--Condensed Financial Information of Registrant.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Household International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 12th day of March, 2002.

                                          HOUSEHOLD INTERNATIONAL, INC.

                                          By:
                                                     /S/  W.F. ALDINGER
                                              ----------------------------------
                                             W.F. Aldinger, Chairman  and Chief
                                                     Executive Officer

   Each person whose signature appears below constitutes and appoints J.W. Blenke and P.D. Schwartz, and each or any of them (with full power to act alone), as his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him/her in his/her name, place and stead, in any and all capacities, to sign and file, with the Securities and Exchange Commission, this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent or their substitutes may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Household International, Inc. and in the capacities on the 12th day of March, 2002.

          Signature                       Title
          ---------                       -----

     /S/  W.F. ALDINGER       Chairman and Chief
-----------------------------   Executive Officer and
       (W.F. Aldinger)          Director (as principal
                                executive officer)

      /S/  R.J. DARNALL       Director
-----------------------------
       (R.J. Darnall)

       /S/  A. DISNEY         Director
-----------------------------
         (A. Disney)

      /S/  G.G. DILLON        Director
-----------------------------
        (G.G. Dillon)

     /S/  J.A. EDWARDSON      Director
-----------------------------
      (J.A. Edwardson)

       /S/  M.J. EVANS        Director
-----------------------------
        (M.J. Evans)

     /S/  J.D. FISHBURN       Director
-----------------------------
       (J.D. Fishburn)

          Signature                       Title
          ---------                       -----

  /S/  C.F. FREIDHEIM, JR.    Director
-----------------------------
    (C.F. Freidheim, Jr.)

   /S/  J.H. GILLIAM, JR.     Director
-----------------------------
     (J.H. Gilliam, Jr.)

       /S/  L.E. LEVY         Director
-----------------------------
         (L.E. Levy)

       /S/  G.A. LORCH        Director
-----------------------------
        (G.A. Lorch)

      /S/  J.D. NICHOLS       Director
-----------------------------
       (J.D. Nichols)
     /S/  J.B. PITBLADO       Director
-----------------------------
       (J.B. Pitblado)

       /S/  L.M. RENDA        Director
-----------------------------
        (L.M. Renda)

      /S/  S.J. STEWART       Director
-----------------------------
       (S.J. Stewart)

  /S/  L.W. SULLIVAN, M.D.    Director
-----------------------------
    (L.W. Sullivan, M.D.)

    /S/   D.A. SCHOENHOLZ     Vice
-----------------------------   Chairman--Chief Financial
      (D.A. Schoenholz)         Officer (also the
                                principal financial and
                                accounting officer)

                                 EXHIBIT INDEX

 Exhibit
  No.                                              Document Description
-------                                            --------------------
 3(i)     Restated Certificate of Incorporation of Household International, Inc. as amended.
 3(ii)    Bylaws of Household International, Inc. as amended January 30, 2001 (incorporated by reference to
          Exhibit 3(ii) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
 4(a)     Rights Agreement dated as of July 9, 1996, between Household International, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated July 9, 1996).
 4(b)     Standard Multiple-Series Indenture Provisions for Senior Debt Securities of Household Finance
          Corporation dated as of June 1, 1992 (incorporated by reference to Exhibit 4(b) to the Registration
          Statement on Form S-3 of Household Finance Corporation, No. 33-48854).
 4(c)     Indenture dated as of December 1, 1993 for Senior Debt Securities between Household Finance
          Corporation and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of Household Finance
          Corporation, No. 33-55561 filed on September 20, 1994).
 4(d)     The principal amount of debt outstanding under each other instrument defining the rights of holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets.
          Household agrees to furnish to the Securities and Exchange Commission,upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
 10.1     Household International, Inc. 1998 Key Executive Bonus Plan.
 10.2     Household International, Inc. Corporate Executive Bonus Plan.
 10.3     Household International, Inc. Long-Term Executive Incentive Compensation Plan, as amended.
 10.4     Forms of stock option and restricted stock rights agreements under the Household International, Inc.
          Long-Term Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of our
          Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
 10.5     Household International, Inc. 1996 Long-Term Executive Incentive Compensation Plan, as amended.
 10.6     Forms of stock option and restricted stock rights agreements under the Household International, Inc.
          1996 Long-Term Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
 10.7     Household International, Inc. Deferred Fee Plan for Directors (incorporated by reference to Exhibit
          10.7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
 10.8     Household International, Inc. Deferred Phantom Stock Plan for Directors (incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
 10.9     Household International, Inc. Non-Qualified Deferred Compensation Plan for Executives, as amended
          (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
 10.10    Household International, Inc. Non-Qualified Deferred Compensation Plan for Stock Option Exercises.
 10.11    Household International, Inc. Non-Qualified Deferred Compensation Plan for Restricted Stock
          Rights.
 10.12    Executive Employment Agreement between Household International, Inc. and W. F. Aldinger
          (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

 Exhibit
  No.                                              Document Description
-------                                            --------------------
 10.13    Executive Employment Agreement between Household International, Inc. and G. D. Gilmer
          (incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
 10.14    Executive Employment Agreement between Household International, Inc. and D. A. Schoenholz
          (incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
 10.15    Executive Employment Agreement between Household International, Inc. and L. N. Bangs
          (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
 10.16    Executive Employment Agreement between Household International, Inc. and R.J. Fabiano
          (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
 10.17    Executive Employment Agreement between Household International, Inc. and S. N. Mehta
          (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
 10.18    Amended and Restated Supplemental Executive Retirement Plan for W. F. Aldinger (incorporated by reference to Exhibit 10.16 of our Form 10-K for the fiscal year ended December 31, 2000).
 10.19    Beneficial Corporation 1990 Non-qualified Stock Option Plan (incorporated by reference to Exhibit
          4.4 of Beneficial Corporation's Form S-8 filed on April 23, 1996, File No. 333-02737).
 10.20    Amendment to Beneficial Corporation 1990 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 of Beneficial Corporation's Form S-8 filed July 1, 1998, File No. 333-58291).
 11       Statement of Computation of Earnings per Share.
 12       Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and
          Preferred Stock Dividends.
 13       Sections of Household International, Inc.'s 2001 Annual Report to Shareholders which are specifically incorporated by reference into this Form 10-K.
 16       Letter re change in certifying accountant.
 21       List of our subsidiaries.
 23       Consent of Arthur Andersen LLP, Certified Public Accountants.
 24       Power of Attorney, included on page 18 of the Form 10-K for the fiscal year ended December 31,
          2001.
 99(a)    Annual Report on Form 11-K for the Household International, Inc. Tax Reduction Investment Plan
          (to be filed by amendment).
 99(b)    Ratings of Household International, Inc. and its significant subsidiaries.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Household International, Inc.:

   We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Household International, Inc.'s 2001 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 14, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(d) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /S/  ARTHUR ANDERSEN LLP

Chicago, Illinois
January 14, 2002

                                                                     SCHEDULE I

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENTS OF INCOME
                                 (In millions)

                                                Year ended December 31
                                              --------------------------
                                                2001     2000     1999
                                              -------- -------- --------
       Equity in earnings of subsidiaries.... $2,058.8 $1,747.9 $1,521.4
       Other income..........................     37.7     34.6     32.5
                                              -------- -------- --------
              Total income...................  2,096.5  1,782.5  1,553.9
                                              -------- -------- --------
       Expenses:
          Administrative.....................    151.3     72.7     62.8
          Interest...........................    106.7     61.3     50.6
                                              -------- -------- --------
              Total expenses.................    258.0    134.0    113.4
                                              -------- -------- --------
       Income before income tax benefit......  1,838.5  1,648.5  1,440.5
       Income tax benefit....................     85.0     52.2     45.9
                                              -------- -------- --------
              Net income..................... $1,923.5 $1,700.7 $1,486.4
                                              ======== ======== ========
              Total comprehensive income..... $1,405.8 $1,742.9 $1,374.6
                                              ======== ======== ========




           See accompanying note to condensed financial statements.

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           CONDENSED BALANCE SHEETS
                                 (In millions)

                                                                                   December 31
                                                                                ------------------
                                                                                  2001      2000
                                                                                --------- --------
Assets
   Cash........................................................................ $     1.6 $     --
   Investments in and advances to (from) subsidiaries..........................  10,558.3  9,034.7
   Other assets................................................................     693.2    604.9
                                                                                --------- --------
       Total assets............................................................ $11,253.1 $9,639.6
                                                                                ========= ========
Liabilities and Shareholders' Equity
   Commercial paper............................................................ $      -- $  292.3
   Senior debt (with original maturities over one year)........................   1,179.2    185.0
                                                                                --------- --------
   Total debt..................................................................   1,179.2    477.3
   Other liabilities...........................................................     440.3    371.7
                                                                                --------- --------
   Total liabilities...........................................................   1,619.5    849.0
   Company obligated mandatorily redeemable preferred securities of subsidiary
     trusts*...................................................................     975.0    675.0
   Preferred stock.............................................................     455.8    164.4
   Common shareholders' equity.................................................   8,202.8  7,951.2
                                                                                --------- --------
   Total liabilities and shareholders' equity.................................. $11,253.1 $9,639.6
                                                                                ========= ========

--------
* The sole assets of the trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in November 2001, January 2001, June 2000, March 1998 and June 1995, bearing interest at 7.50, 8.25, 10.00,
  7.25 and 8.25 percent, respectively, with principal balances of $206.2, $206.2, $309.3, $206.2 and $77.3 million, respectively, and due November 15, 2031, January 30, 2031, June 30, 2030, December 31, 2037 and June 30, 2025,
  respectively. The $103.1 million Junior Subordinated Deferrable Interest Notes issued in June 1996 were redeemed in December 2001.


           See accompanying note to condensed financial statements.

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                             Year ended December 31
                                                                        -------------------------------
                                                                          2001       2000       1999
                                                                        ---------  ---------  ---------
Cash used in operations
   Net income.......................................................... $ 1,923.5  $ 1,700.7  $ 1,486.4
   Adjustments to reconcile net income to net cash used in operations:
       Equity in earnings of subsidiaries..............................  (2,058.8)  (1,747.9)  (1,521.4)
       Other operating activities......................................      88.5      (10.5)     (11.6)
                                                                        ---------  ---------  ---------
Cash used in operations................................................     (46.8)     (57.7)     (46.6)
                                                                        ---------  ---------  ---------
Investment in Operations
   Dividends from subsidiaries.........................................     673.3      648.0    1,160.5
   Investment in and advances to (from) subsidiaries, net..............    (686.1)    (282.5)       8.7
   Other investing activities..........................................     (11.8)       (.8)       2.5
                                                                        ---------  ---------  ---------
Cash provided by (used in) investment operations.......................     (24.6)     364.7    1,171.7
                                                                        ---------  ---------  ---------
Financing and Capital Transactions
   Net change in commercial paper and bank borrowings..................    (292.3)    (105.4)      82.1
   Retirement of senior debt...........................................     (10.0)        --      (89.7)
   Issuance of senior debt.............................................     985.0         --       85.6
   Shareholders' dividends.............................................    (406.6)    (358.9)    (332.1)
   Issuance of company obligated mandatorily redeemable preferred
     securities of subsidiary trusts...................................     400.0      300.0         --
   Redemption of company obligated mandatorily redeemable preferred
     securities of subsidiary trusts...................................    (100.0)        --         --
   Issuance of preferred stock.........................................     291.4         --         --
   Purchase of treasury stock..........................................    (916.3)    (209.3)    (915.9)
   Issuance of common stock............................................     121.8       64.4       45.0
                                                                        ---------  ---------  ---------
Cash increase (decrease) from financing and capital transactions.......      73.0     (309.2)  (1,125.0)
                                                                        ---------  ---------  ---------
Increase (decrease) in cash............................................       1.6       (2.2)        .1
Cash at January 1......................................................        --        2.2        2.1
                                                                        ---------  ---------  ---------
Cash at December 31.................................................... $     1.6  $      --  $     2.2
                                                                        =========  =========  =========


           See accompanying note to condensed financial statements.

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

             NOTE TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

   The condensed financial statements of Household International, Inc. have been prepared on a parent company unconsolidated basis.

   In August 2001, Household issued zero-coupon convertible debt securities. The convertible debt securities are due 2021, have a 1 percent yield to maturity and have a principal amount at maturity of approximately $1.2 billion. Household must pay contingent interest on the securities beginning in 2006 if Household's common stock price reaches certain levels. The holders of the securities have the right to require Household to repurchase the securities on various dates beginning in August 2002 and ending in August 2016 or if certain "fundamental changes" as described in the prospectus supplement occur. "Fundamental changes" include, among other things, an exchange offer, liquidation, merger and recapitalization. The holders of the securities may convert each $1,000 of securities, subject to adjustment, into 9.022 shares of Household common stock if Household's stock price reaches $99.87 for 20 trading days in a consecutive 30 trading day period. Household may redeem the securities, in whole or in part, at any time after August 1, 2006.

   Household has guaranteed payment of certain long-term debt obligations of Household Financial Corporation Limited ("HFCL"), a Canadian subsidiary. The amount of guaranteed debt outstanding at HFCL was $35 million at December 31, 2002 and $.3 billion at December 31, 2000.

   Household has also guaranteed payment of certain debt obligations (excluding certain deposits) of Household International (U.K.) Limited ("HIUK"). The amount of guaranteed debt outstanding at HIUK was approximately $2.1 at December 31, 2001 and $2.2 billion at December 31, 2000.