Form 10-Q
period 2002-03-31
HOUSEHOLD INTERNATIONAL INC
filed 2002-05-10
CIK 354964

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 2002, there were 456,518,617 shares of the registrant's common stock outstanding.

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES



                                Table of Contents


PART I.     Financial Information                                          Page
                                                                           ----

 Item 1.    Financial Statements

            Condensed Consolidated Statements of Income (Unaudited) -
            Three months ended March 31, 2002 and 2001....................... 2

            Condensed Consolidated Balance Sheets -
            March 31, 2002 (Unaudited) and December 31, 2001................. 3

            Condensed Consolidated Statements of Cash Flows (Unaudited) -
            Three months ended March 31, 2002 and 2001....................... 4

            Notes to Interim Condensed Consolidated Financial
            Statements (Unaudited)........................................... 5

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................13



PART II.    Other Information

 Item 6.    Exhibits and Reports on Form 8-K.................................24

 Signature   ................................................................25

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


--------------------------------------------------------------------------------
                                                             Three months ended
                                                                       March 31,
(In millions, except per share data)                       2002            2001
--------------------------------------------------------------------------------

Finance and other interest income                      $2,547.0       $ 2,430.3
Interest  expense                                         938.8         1,106.8
                                                   -------------   -------------

Net interest margin                                     1,608.2         1,323.5
Provision for credit losses on owned
  receivables                                             923.0           703.6
                                                   -------------   -------------

Net interest margin after provision
  for credit losses                                       685.2           619.9
                                                   -------------   -------------

Securitization revenue                                    521.2           406.3
Insurance revenue                                         170.1           158.6
Investment income                                          46.2            41.8
Fee income                                                237.9           237.9
Other income                                              188.0           161.7
                                                   -------------   -------------

     Total other revenues                               1,163.4         1,006.3
                                                   -------------   -------------

Salaries and fringe benefits                              445.3           377.6
Sales incentives                                           54.1            54.5
Occupancy and equipment expense                            92.2            83.5
Other marketing expenses                                  148.4           135.2
Other servicing and administrative expenses               229.3           193.4
Amortization of acquired intangibles and goodwill          18.2            38.9
Policyholders' benefits                                    84.0            77.5
                                                   -------------   -------------

     Total costs and expenses                           1,071.5           960.6
                                                   -------------   -------------

Income before income taxes                                777.1           665.6
Income taxes                                              266.1           233.8
--------------------------------------------------------------------------------

Net income                                             $  511.0       $   431.8
================================================================================
EARNINGS PER COMMON SHARE
Net income                                             $  511.0       $   431.8
Preferred dividends                                        (8.5)           (2.3)
                                                   -------------   -------------

Earnings available to common shareholders              $  502.5       $   429.5
                                                   -------------   -------------

Average common shares                                     456.8           466.0
Average common and common equivalent shares               462.1           472.0
                                                   -------------   -------------

Basic earnings per common share                        $   1.10        $    .92
Diluted earnings per common share                          1.09             .91
--------------------------------------------------------------------------------

DIVIDENDS DECLARED PER COMMON SHARE                    $    .22        $    .19
--------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------
                                                   March 31,       December 31,
(In millions, except share and per share data)         2002               2001
--------------------------------------------------------------------------------

ASSETS                                          (UNAUDITED)
Cash                                           $    436.3         $    543.6
Investment securities                             5,035.8            3,580.5
Receivables, net                                 78,624.3           79,263.5
Acquired intangibles, net                           426.4              447.9
Goodwill                                          1,122.1            1,107.4
Properties and equipment, net                       552.5              531.1
Real estate owned                                   459.4              398.9
Other assets                                      3,711.1            3,543.1
--------------------------------------------------------------------------------
Total assets                                   $ 90,367.9         $ 89,416.0
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
     Deposits                                  $  6,194.9         $  6,562.3
     Commercial paper, bank and other
        borrowings                                7,731.7           12,024.3
     Senior and senior subordinated
        debt (with original
        maturities over one year)                60,536.2           56,823.6
                                            --------------    ------------------
     Total debt                                  74,462.8           75,410.2
Insurance policy and claim reserves               1,201.2            1,094.5
Other liabilities                                 4,010.3            3,277.7
                                            --------------    ------------------
     Total liabilities                           79,674.3           79,782.4
Company obligated mandatorily
     redeemable preferred
     securities of subsidiary
     trusts*                                        975.0              975.0
Preferred stock                                     843.2              455.8
Common shareholders' equity:
     Common stock, $1.00 par value,
       750,000,000 shares authorized,
       551,732,369 and 551,684,740
       shares issued at March 31,
       2002 and December 31, 2001,
       respectively                                 551.7              551.7
     Additional paid-in capital                   2,037.8            2,030.0
     Retained earnings                            9,599.5            9,197.4
     Accumulated other comprehensive
        income (loss)                              (395.6)            (732.4)
     Less common stock in treasury,
        95,524,297 and 94,560,437
        shares at March 31, 2002 and
        December 31, 2001,
        respectively, at cost                    (2,918.0)          (2,843.9)
                                            --------------    ------------------

     Total common shareholders' equity            8,875.4            8,202.8
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity     $ 90,367.9         $ 89,416.0
================================================================================

* As described in note 8 to the condensed consolidated financial statements, the sole assets of the trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in November 2001, January 2001, June 2000, March 1998 and June 1995, bearing interest at 7.50, 8.25, 10.00, 7.25 and 8.25 percent, respectively, with principal balances of $206.2, $206.2, $309.3, $206.2 and $77.3 million, respectively, and due November 2031, January 2031, June 2030, December 2037 and June 2025, respectively.

  See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


--------------------------------------------------------------------------------
                                                            Three months ended
                                                                      March 31,
(In millions)                                           2002               2001
--------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                          $ 511.0          $   431.8
Adjustments to reconcile net income to cash
     provided by operations:
     Provision for credit losses on owned
        receivables                                   923.0              703.6
     Insurance policy and claim reserves              115.8               46.2
     Depreciation and amortization                     61.4               83.1
     Interest-only strip receivables,
        net change                                    (29.0)              (3.5)
     Other, net                                       405.9               74.9
                                                 -----------        ------------

Cash provided by operations                         1,988.1            1,336.1
                                                 -----------        ------------
  INVESTMENTS IN OPERATIONS
Investment securities:
     Purchased                                       (428.7)            (480.3)
     Matured                                          147.2              120.2
     Sold                                             190.3              143.3
Short-term investment securities, net change       (1,375.5)              59.2
Receivables:
     Originations, net                             (9,747.4)          (8,848.5)
     Purchases and related premiums                  (184.9)            (137.3)
     Sold                                           9,453.6            6,779.0
Properties and equipment purchased                    (57.9)             (57.9)
Properties and equipment sold                           1.5                1.6
                                                 -----------        ------------
Cash decrease from investments in operations       (2,001.8)          (2,420.7)
                                                 -----------        ------------

FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net
     change                                        (4,260.8)            (435.8)
Time certificates, net change                        (367.2)             139.9
Senior and senior subordinated debt issued          7,190.0            4,317.6
Senior and senior subordinated debt retired        (2,863.4)          (2,869.3)
Policyholders' benefits paid                          (28.2)             (27.0)
Cash received from policyholders                       16.9               14.3
Shareholders' dividends                              (108.9)             (90.4)
Purchase of treasury stock                           (100.0)            (398.3)
Issuance of common stock                               32.0                4.4
Issuance of preferred stock                           387.4                  -
Issuance of company obligated mandatorily
     redeemable preferred securities of
     subsidiary trusts                                    -              200.0
                                                 -----------       -------------
Cash (decrease) increase from financing and
     capital transactions                            (102.2)             855.4
                                                 -----------       -------------
Effect of exchange rate changes on cash                 8.6               11.3
                                                 -----------       -------------
Decrease in cash                                     (107.3)            (217.9)
Cash at January 1                                     543.6              490.2
--------------------------------------------------------------------------------
Cash at March 31                                    $ 436.3          $   272.3
================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                       $ 989.5          $ 1,040.2
Income taxes paid                                      23.6              102.2
--------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2002 should not be considered indicative of the results for any future quarters or the year ending December 31, 2002. Household and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2001.


2.       INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:

--------------------------------------------------------------------------------
                                            March 31,               December 31,
                                                 2002                      2001
--------------------------------------------------------------------------------
                               Amortized         Fair    Amortized         Fair
(In millions)                       Cost        Value         Cost        Value
--------------------------------------------------------------------------------
Corporate debt securities       $ 2,060.3    $1,987.4    $  2,089.5  $ 2,054.0
Money market funds                1,681.5     1,681.5         342.3      342.3
Certificates of deposit             229.6       241.8         246.1      259.8
U.S. government and federal
    agency debt securities          234.8       232.2         217.0      217.8
Marketable equity securities         29.0        26.0          24.4       21.2
Other                               762.7       785.3         611.6      638.9
-------------------------------------------------------------------------------
Subtotal                          4,997.9     4,954.2       3,530.9    3,534.0
Accrued investment income            81.6        81.6          46.5       46.5
-------------------------------------------------------------------------------
Total available-for-sale
    investments                 $ 5,079.5   $ 5,035.8     $ 3,577.4  $ 3,580.5
================================================================================

3. RECEIVABLES


Receivables consisted of the following:

--------------------------------------------------------------------------------
                                                     March 31,     December 31,
(In millions)                                             2002             2001
--------------------------------------------------------------------------------
Real estate secured                                 $ 45,628.9       $ 43,856.8
Auto finance                                           2,602.9          2,368.9
MasterCard*/Visa*                                      6,970.2          8,141.2
Private label                                         10,688.4         11,663.9
Personal non-credit card                              13,213.0         13,337.0
Commercial and other                                     491.1            506.9
--------------------------------------------------------------------------------
Total owned receivables                               79,594.5         79,874.7

Accrued finance charges                                1,515.3          1,559.8
Credit loss reserve for owned receivables             (2,876.6)        (2,663.1)
Unearned credit insurance premiums and claims
    reserves                                            (886.4)          (895.8)
Interest-only strip receivables                        1,034.5            968.2
Amounts due and deferred from receivable sales           243.0            419.7
--------------------------------------------------------------------------------
Total owned receivables, net                          78,624.3         79,263.5
Receivables serviced with limited recourse            21,583.2         20,948.0
--------------------------------------------------------------------------------
Total managed receivables, net                      $100,207.5       $100,211.5
================================================================================

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,269.9 million at March 31, 2002 and $1,148.3 million at December 31, 2001. Interest-only strip receivables also included fair value mark-to-market adjustments of $386.1 million at March 31, 2002 and $348.6 million at December 31, 2001.



Receivables serviced with limited recourse consisted of the following:
--------------------------------------------------------------------------------

                                                    March 31,     December 31,
(In millions)                                            2002             2001
--------------------------------------------------------------------------------
Real estate secured                                $    619.8       $    861.8
Auto finance                                          4,012.7          4,026.6
MasterCard/Visa                                       9,378.3          9,254.0
Private label                                         2,634.0          2,150.0
Personal non-credit card                              4,938.4          4,655.6
--------------------------------------------------------------------------------

Total receivables serviced with limited recourse   $ 21,583.2       $ 20,948.0
================================================================================


* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:
--------------------------------------------------------------------------------
                                                      March 31,     December 31,
(In millions)                                             2002             2001
--------------------------------------------------------------------------------
Real estate secured                                $ 46,248.7       $ 44,718.6
Auto finance                                          6,615.6          6,395.5
MasterCard/Visa                                      16,348.5         17,395.2
Private label                                        13,322.4         13,813.9
Personal non-credit card                             18,151.4         17,992.6
Commercial and other                                    491.1            506.9
--------------------------------------------------------------------------------

Total managed receivables                          $101,177.7       $100,822.7
================================================================================

4.       CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three months ended March 31 was as follows:

-------------------------------------------------------------------------------
                                                            Three months ended
                                                                     March 31,
(In millions)                                              2002           2001
-------------------------------------------------------------------------------
Owned receivables:
     Credit loss reserves at beginning of period      $ 2,663.1      $ 2,111.9
     Provision for credit losses                          923.0          703.6
     Charge-offs                                         (778.6)        (588.1)
     Recoveries                                            59.9           56.6
     Other, net                                             9.2           (1.6)
-------------------------------------------------------------------------------
     Credit loss reserves for owned receivables
        at March 31                                     2,876.6        2,282.4
-------------------------------------------------------------------------------
Receivables serviced with limited recourse:
     Credit loss reserves at beginning of period        1,148.3        1,082.3
     Provision for credit losses                          439.3          229.2
     Charge-offs                                         (335.9)        (264.3)
     Recoveries                                            23.1           16.2
     Other, net                                            (4.9)          (5.6)
-------------------------------------------------------------------------------
     Credit loss reserves for receivables serviced
        with limited recourse at March 31               1,269.9        1,057.8
-------------------------------------------------------------------------------
Total credit loss reserves for managed receivables
        at March 31                                   $ 4,146.5      $ 3,340.2
===============================================================================

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and intended to be adequate but not excessive. We estimate losses for consumer receivables based on delinquency status and past loss experience. In addition, we provide loss reserves on consumer receivables to reflect our assessment of portfolio risk factors which may not be fully reflected in the statistical calculation (which uses roll rates and migration analysis). These risk factors include bankruptcy trends, recent growth, product mix, economic conditions and current levels of charge-offs and delinquencies.

5.       ACQUIRED INTANGIBLES AND GOODWILL

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142").
FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill recorded in past business combinations ceased upon adoption of the statement on January 1, 2002. We have completed the transitional goodwill impairment test required by FAS No. 142 and have concluded that none of our goodwill is impaired.

We do not hold any intangible assets which are not subject to amortization. Amortized acquired intangibles consisted of the following:

--------------------------------------------------------------------------------
(In millions)                                    March 31,      December 31,
                                                     2002              2001
--------------------------------------------------------------------------------
Purchased credit card relationships            $ 1,038.6        $  1,038.6
Accumulated amortization                          (612.2)           (590.7)
----------------------------------------------------------- --------------------
Purchased credit card relationships, net       $   426.4        $    447.9
=========================================================== ====================

Acquired intangible amortization expense totaled $18.2 million for the first quarter of 2002, $24.2 million for the first quarter of 2001 and $92.6 million for the twelve-months ended December 31, 2001. Estimated amortization expense associated with purchased credit card relationships for each of the following years is as follows:

-------------------------------------------------------
(In millions)
Year ended December 31,
-------------------------------------------------------
2002                                            $51.1
2003                                             43.7
2004                                             41.1
2005                                             36.7
2006                                             34.3
-------------------------------------------------------

The following tables disclose the impact of goodwill amortization on net income and earnings per share for the periods indicated.
--------------------------------------------------------------------------------
                                                             Three months ended
                                                                      March 31,
(In millions)                                          2002                2001
------------------------------------------------------------ -------------------
Reported net income                             $     511.0          $    431.8
Add back: Goodwill amortization, net                   --                  11.6
------------------------------------------------------------ -------------------
Adjusted net income                             $     511.0          $    443.4
============================================================ ===================

------------------------------------ -------------------------------------------
                                                              Three months ended
                                                                       March 31,
                                                      2002                  2001
------------------------------------ ---------------------- --------------------
                                         Basic    Diluted       Basic    Diluted
------------------------------------ ---------- ---------- ----------- ---------
Reported earnings per share          $   1.10   $     1.09 $     .92   $     .91
Add back: Goodwill amortization, net     --          --          .02         .02
------------------------------------ ---------- ---------- ----------- ---------
Adjusted earnings per share          $   1.10   $     1.09 $     .94   $     .93
==================================== ========== ========== =========== =========

There were no significant changes to our goodwill balance, either in total or by segment, during the current quarter.

6.       INCOME TAXES

Our effective tax rate was 34.2 percent for the three months ended March 31, 2002 and 35.1 percent for the first three months of 2001. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

7.       EARNINGS PER COMMON SHARE

Computations of earnings per common share for the three months ended March 31 were as follows:


--------------------------------------------------------------------------------
                                     Three months ended       Three months ended
(In millions, except                          March 31,                March 31,
   per share data)                                 2002                    2001
--------------------------------------------------------------------------------
                                 Diluted        Basic      Diluted       Basic
                             ---------------------------------------------------
Earnings:
     Net income                  $ 511.0       $ 511.0     $ 431.8     $ 431.8
     Preferred dividends            (8.5)         (8.5)       (2.3)       (2.3)
--------------------------------------------------------------------------------
Earnings available to common
   shareholders                  $ 502.5       $ 502.5     $ 429.5     $ 429.5
--------------------------------------------------------------------------------
Average shares outstanding:
     Common                        456.8         456.8       466.0       466.0
     Common equivalents              5.3             -         6.0           -
--------------------------------------------------------------------------------
Average shares outstanding
   assuming dilution               462.1         456.8       472.0       466.0
--------------------------------------------------------------------------------
Earnings per common share        $  1.09       $  1.10     $  0.91     $  0.92
================================================================================


8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

We have formed special purpose trusts for the purpose of issuing trust preferred securities. The sole assets of these trusts are Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Notes") issued by Household. The following table summarizes our company obligated mandatorily redeemable preferred securities of subsidiary trusts ("Preferred Securities") and the related Junior Subordinated Notes:

------------------------- ------------------- ----------------- ----------------- ----------------- -----------------
                                   Household         Household         Household         Household         Household
(Dollar amounts are        Capital Trust VII     Capital Trust   Capital Trust V     Capital Trust   Capital Trust I
in millions)                     ("HCT VII")     VI ("HCT VI")         ("HCT V")     IV ("HCT IV")         ("HCT I")
------------------------- ------------------- ----------------- ----------------- ----------------- -----------------
Preferred Securities:
   Interest rate                       7.50%             8.25%            10.00%              7.25%             8.25%
   Face value                          $200              $200              $300               $200               $75
   Issue date                 November 2001      January 2001         June 2000         March 1998         June 1995
Junior Subordinated Notes:
   Principal balance                 $206.2            $206.2            $309.3             $206.2            $77.3
   Redeemable by issuer       November 2006      January 2006         June 2005         March 2003       June  2001
   Stated maturity            November 2031      January 2031         June 2030      December 2037        June 2025
------------------------- ------------------- ----------------- ----------------- ----------------- -----------------

The Preferred Securities must be redeemed when the Junior Subordinated Notes are paid. The Junior Subordinated Notes have a stated maturity date, but are redeemable by Household, in whole or in part, beginning on the dates indicated above at which time the preferred securities are callable at par ($25 per Preferred Security) plus accrued and unpaid dividends. Dividends on the Preferred Securities are cumulative, payable quarterly in arrears, and are deferrable at Household's option for up to five years. Household cannot pay dividends on its preferred and common stocks during such deferments. The Preferred Securities have a liquidation value of $25 per preferred security. HCT I may elect to extend the maturity of its Preferred Securities to June 2044. Dividends on the Preferred Securities have been classified as interest expense in our statements of income.

HCT I, HCT IV, HCT V, HCT VI and HCT VII (collectively, "the Trusts") are wholly owned subsidiaries of Household. Household's obligations with respect to the Junior Subordinated Notes, when considered together with certain undertakings of Household with respect to the Trusts, constitute full and unconditional guarantees by Household of the Trust's obligations under the respective Preferred Securities. The Preferred Securities are classified in our balance sheet as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interests in the trusts) at their face and redemption amount of $975 million at both March 31, 2002 and December 31, 2001.

9.       FORWARD PURCHASE AGREEMENTS

At March 31, 2002, we had agreements to purchase, on a forward basis, approximately 6 million shares of our common stock at a weighted-average forward price of $57.11 per share. The agreements expire at various dates through September 2002. These agreements may be settled either physically or on a net basis in shares of our common stock, at our option and consequently are accounted for as permanent equity. During the current quarter, we received 1.2 million shares at an average cost of $65.69 per share as a result of settlements under these forward contracts.

Under a net share settlement, if the price of our common stock falls below the forward price, we would be required to deliver common shares to the counterparty based upon the difference between the forward price and the then current stock price. Conversely, if the price of our common stock rises above the forward price, the counterparty would be required to deliver to us shares of our common stock based on the price difference. Based upon the closing price of our common stock of $56.80 per share at March 31, 2002, we would have been required to deliver approximately 32,600 shares of our common stock to net share settle these contracts at March 31, 2002. If our common stock price had been lower by $1 per share at March 31, 2002, we would have been required to deliver an additional 107,700 common shares to net share settle these contracts. Alternatively, if our common stock price had been higher by $1 per share at March 31, 2002, we would have received 71,300 shares of our common stock from the counterparty to net share settle the contracts. These agreements, however, contain limits on the number of shares to be delivered under a net share settlement, regardless of the price of our common stock. At March 31, 2002, the maximum number of common shares we would be required to deliver to net share settle the 6 million shares currently outstanding was 30.7 million shares.

10.      COMPREHENSIVE INCOME

Comprehensive income was $847.8 million for the quarter ended March 31, 2002 and $131.2 million for the quarter ended March 31, 2001.

The components of accumulated other comprehensive income (loss) were as follows:

------------------------------------------------------------- ------------------
(In millions)                                      March 31,       December 31,
                                                        2002               2001
------------------------------------------------------------- ------------------
Unrealized losses on cash flow hedging
   instruments                                 $     (353.7)   $       (699.1)
Unrealized gains on investments and
   interest-only strip receivables                    223.4             223.3
Foreign currency translation adjustments             (265.3)           (256.6)
--------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)  $     (395.6)   $       (732.4)
==============================================================-=================

11. NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"). The adoption of FAS No. 144 did not have a significant impact on our operations.

12.      SEGMENT REPORTING

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom and Canada. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2001.

Reportable Segments - Managed Basis

                                                                                Adjustments      Managed                       Owned
                                                                                    Recon-         Basis       Securiti-       Basis
                                   Credit Card    Inter-        All                 ciling  Consolidated         zation Consolidated
(In millions)              Consumer   Services  national      Other       Totals     Items        Totals    Adjustments       Totals
------------------------------------------------------------------------------------------------------------------------------------
Three months ended
March 31, 2002
Net interest margin        $1,658.2     $429.1    $153.4      $23.8     $2,264.5   --            $2,264.5    $(656.3)(5)   $1,608.2
Fee income                     88.6      294.8      10.1        2.8        396.3   --               396.3     (158.4)(5)      237.9
Other revenues (1)            165.4       66.9      43.1      238.3        513.7    (47.6)(2)       466.1      375.4 (5)      841.5
Intersegment revenues          35.8       10.0       2.3        (.5)        47.6    (47.6)(2)      --         --             --
Provision for credit
  losses                      921.0      370.6      62.1       33.1      1,386.8    (24.5)(3)     1,362.3     (439.3)(5)      923.0
Net income                    307.2       97.4      25.8       95.2        525.6    (14.6)          511.0     --              511.0
Receivables                76,987.6   16,194.8   7,000.6      994.7    101,177.7   --           101,177.7  (21,583.2)(6)   79,594.5
Assets                     79,184.6   17,781.4   8,314.8   16,142.2    121,423.0 (9,471.9)(4)   111,951.1  (21,583.2)(6)   90,367.9
Goodwill                      857.6      248.7       1.0       14.8      1,122.1   --             1,122.1     --            1,122.1
------------------------------------------------------------------------------------------------------------------------------------

Three months ended
March 31, 2001
Net interest margin        $1,351.0     $362.8    $152.9     $(36.9)    $1,829.8   --            $1,829.8    $(506.3)(5)   $1,323.5
Fee income                     95.6      281.4      14.9        1.3        393.2   --               393.2     (155.3)(5)      237.9
Other revenues (1)             28.7       20.3      39.0      227.0        315.0    (56.5)(2)       258.5      432.4 (5)      690.9
Intersegment revenues          46.2        8.9       1.9        (.5)        56.5    (56.5)(2)      --         --             --
Provision for credit
  losses                      577.3      296.7      55.0        3.3        932.3       .5 (3)       932.8     (229.2)(5)      703.6
Net income                    278.4       59.5      46.4       83.6        467.9    (36.1)          431.8     --              431.8
Receivables                64,790.3   15,369.6   7,604.2      608.5     88,372.6   --            88,372.6  (19,567.0)(6)   68,805.6
Assets                     67,336.6   16,937.4   8,808.6   14,591.1    107,673.7 (9,853.4)(4)    97,820.3  (19,567.0)(6)   78,253.3
Goodwill                      875.6      259.0       1.0       15.5      1,151.1   --             1,151.1     --            1,151.1
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Net of policyholder benefits and excluding fees.
(2)  Eliminates intersegment revenues.
(3) Eliminates bad debt recovery sales and reclassifies loss reserves between operating segments.
(4)  Eliminates investments in subsidiaries and intercompany borrowings.
(5) Reclassifies net interest margin, fee income and loss provisions relating to securitized receivables to other revenues.
(6) Represents receivables serviced with limited recourse.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Household International, Inc. and Subsidiaries

FINANCIAL HIGHLIGHTS

--------------------------------------------------------------------------------

                                                            Three months ended
(Dollar amounts are in millions, except per                           March 31,
 share data)                                                2002          2001
--------------------------------------------------------------------------------
                                                    (Unaudited)    (Unaudited)
Net income                                            $    511.0    $    431.8
Diluted earnings per common share                           1.09           .91
Net interest margin and other
    revenues (1)                                         2,687.6       2,252.3
Owned Basis Ratios:
    Return on average owned assets                          2.26 %        2.21 %
    Return on average common shareholders' equity           23.4          22.4
    Net interest margin                                     7.87          7.60
    Consumer net charge-off ratio                           3.61          3.12
    Reserves as a percentage of net charge-offs            100.1         107.4
    Efficiency ratio (2)                                    36.7          39.2
Managed Basis Ratios:(3)
    Return on average managed assets                        1.82 %        1.77 %
    Net interest margin                                     8.79          8.22
    Consumer net charge-off ratio                           4.09          3.56
    Reserves as a percentage of net charge-offs            100.5         107.1
    Efficiency ratio (2)                                    31.6          35.6
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                       March 31,    December 31,
(Dollar amounts are in millions)                            2002           2001
--------------------------------------------------------------------------------
                                                      (Unaudited)
Owned Basis:
    Total assets                                      $ 90,367.9    $ 89,416.0
    Receivables                                         79,594.5      79,874.7
    Common and preferred equity as a percentage
        of owned assets                                    10.75 %        9.68 %
    Common and preferred equity and trust preferred
       securities as a percentage of owned
       assets (4)                                          11.83         10.77
    Two-month-and-over contractual delinquency ratio        4.77          4.53
    Reserves as a percentage of receivables                 3.61          3.33
    Reserves as a percentage of nonperforming loans         92.7          91.0
Managed Basis:(3)
    Total assets                                     $ 111,951.1   $ 110,364.0
    Receivables                                        101,177.7     100,822.7
    Common and preferred equity as a percentage of
       managed assets                                       8.68 %        7.85 %
    Common and preferred equity and trust
       preferred securities as a percentage
       of managed assets (4)                                9.55          8.73
    Tangible equity to tangible managed assets(4)(5)        8.41          7.87
    Two-month-and-over contractual delinquency ratio        4.63          4.46
    Reserves as a percentage of receivables                 4.10          3.78
    Reserves as a percentage of nonperforming loans        108.3         105.0
--------------------------------------------------------------------------------
(1)   Net of policyholder benefits.

(2) Ratio of operating expenses to net interest margin and other revenues less policyholders' benefits.

(3) We monitor our operations and evaluate trends on both an owned basis as shown in our financial statements and on a managed basis. Managed basis reporting adjustments assume that securitized receivables have not been sold and are still on our balance sheet. Managed basis information is intended to supplement, and should not be considered a substitute for, owned basis reporting and should be read in conjunction with reported owned basis results.

(4) The ratio of common and preferred equity and trust preferred securities as a percentage of owned and managed assets and the ratio of tangible equity to tangible managed assets are non-GAAP ratios that are used by rating agencies as a measure to evaluate capital adequacy. These ratios may differ from similarly named measures presented by other companies. Because of its long-term nature and our ability to defer dividends, rating agencies consider trust preferred securities as equity in calculating these ratios.

(5) Tangible shareholders' equity includes trust preferred securities, preferred equity, and common shareholders' equity, excluding unrealized gains and losses on investments and cash flow hedging instruments, less acquired intangibles and goodwill. Tangible managed assets represents total managed assets less acquired intangibles, goodwill and derivative assets.

BASIS OF REPORTING

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements, notes and tables included elsewhere in this report and in the Household International, Inc. Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") filed with the Securities and Exchange Commission. Management's discussion and analysis may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect", "anticipate", "intend", "may", "will", "should", "would" and "could". Forward-looking statements involve risks and uncertainties and are based on current views and assumptions. For a list of important factors that may affect our actual results, see our 2001 Form 10-K.

We monitor our operations and evaluate trends on a managed basis which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results and make decisions about allocating resources such as employees and capital on a managed basis. See Note 12, "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information related to our results on a managed basis.

The following discussion of our financial condition and results of operations is presented on an owned basis of reporting unless specifically noted. On an owned basis of reporting, net interest margin, provision for credit losses and fee income resulting from securitized receivables are included as components of securitization revenue.

OPERATIONS SUMMARY

Our net income for the first quarter of 2002 increased 18 percent to $511.0 million, from $431.8 million a year ago. Diluted earnings per share was $1.09 in the first quarter compared to $.91 in the same period in 2001. Our improved results were due to strong revenue growth from an expanded net interest margin and higher receivable volume as well as higher income from our tax refund lending business. Our tax refund lending business contributed $.19 to our first quarter earnings per share, a 27 percent increase over the $.15 contribution in the year-ago quarter. Partially offsetting the revenue growth were higher credit loss provision, including provision greater than charge-offs of $204 million in the current quarter, and higher operating expenses that result from receivable growth. Our annualized return on average owned assets ("ROA") was 2.26 percent in the first quarter, compared to 2.21 percent in the same period in 2001.

SEGMENT RESULTS - MANAGED BASIS

Our Consumer segment reported net income of $307.2 million in the current quarter compared to $278.4 million in the year-ago quarter. Net interest margin, fee income and other revenues increased $436.9 million to $1.9 billion in the first quarter of 2002 as a result of strong receivable growth and higher securitization activity pursuant to our liquidity management plans. The higher revenues were partially offset by substantially higher credit loss provision and expenses. Our credit loss provision rose $343.7 million to $921.0 million as a result of increased levels of receivables and the continued weakened economy. In the first quarter, we recorded managed loss provision greater than charge-offs of $254.7 million which increased loss reserves. Higher salary expenses were the result of additional employees to support the increased receivable levels, additional collectors, and investments in the growth of our businesses. Managed receivables grew to $77.0 billion at March 31, 2002, compared to $75.6 billion at December 31, 2001 and $64.8 billion at March 31, 2001. The managed receivable growth was driven by growth in all products with the strongest growth in our real estate secured receivables, which was partially offset by the sale of approximately $900 million of loans by our mortgage services business. Return on average managed assets ("ROMA") was 1.55 percent in the first quarter of 2002, compared to 1.66 percent in the year-ago quarter. The decline in the ratio reflects higher credit loss provision and the continued shift in our portfolio to lower margin real estate secured receivables.

Our Credit Card Services segment also reported improved results as net income increased to $97.4 million for the quarter, compared to $59.5 million for the year-ago quarter. The increase was due primarily to increased net interest margin which increased $66.3 million to $429.1 million as a result of higher receivable levels. Net interest margin as a percent of average receivables increased in the quarter as a result of lower funding costs and pricing floors on certain variable rate credit card products which capped rate reductions. Other revenues (excluding fee income and net of policyholder benefits) increased $46.6 million to $66.9 million for the current quarter primarily due to increases in securitization activity pursuant to liquidity management plans. Revenue growth was partially offset by an $73.9 million increase in credit loss provision and higher operating expenses associated with the higher receivable levels. In the first quarter, we recorded managed loss provision greater than charge-offs of $64.5 million to increase loss reserves. Managed receivables were $16.2 billion at March 31, 2002, compared to $17.2 billion at year-end 2001 and $15.4 billion at March 31, 2001. The decrease from year-end was due to normal seasonal runoff. ROMA improved to 2.14 percent for the quarter, compared to 1.39 percent for the prior year quarter.

Our International segment reported net income of $25.8 million for the first quarter compared to $46.4 million for the year-ago quarter. Net interest margin dollars were flat over the prior year, despite a substantial increase in net interest margin as a percent of average receivables, due to lower average receivables following the fourth quarter 2001 sale of the $1 billion Goldfish portfolio. A higher credit loss provision, increased marketing expense associated with portfolio growth initiatives and higher operating expenses associated with our branch expansion efforts contributed to the decline in net income. Managed receivables totaled $7.0 billion at March 31, 2002, compared to $7.2 billion at year-end 2001, and $7.6 billion at March 31, 2001. The decline in the quarter reflects normal seasonal runoff in our MasterCard and Visa and private label credit card portfolios. Compared to the prior year quarter, growth in real estate secured, private label and personal non-credit card receivables was offset by reductions in our MasterCard and Visa portfolio resulting from the Goldfish receivable sale. ROMA was 1.13 percent in the current year quarter and
2.13 in the prior year quarter, reflecting investments to grow our international businesses. These investments included higher marketing expenses and operating expenses as a result of our branch expansion efforts.

BALANCE SHEET REVIEW

                                                                Increase (decrease)        Increase (decrease)
                                                                from prior year            from prior quarter
                                                              ------------------------------------------------------
                                                    March 31,
 (All dollar amounts are stated in millions)             2002        $            %             $            %
--------------------------------------------------------------------------------------------------------------------
 Real estate secured                               $ 45,628.9     $  8,942.1      24 %       $ 1,772.1        4 %
 Auto finance                                         2,602.9          614.9      31             234.0       10
 MasterCard*/Visa*                                    6,970.2         (478.3)     (6)         (1,171.0)     (14)
 Private label                                       10,688.4          463.0       5            (975.5)      (8)
 Personal non-credit card (1)                        13,213.0        1,328.8      11            (124.0)      (1)
 Commercial and other                                   491.1          (81.6)    (14)            (15.8)      (3)
--------------------------------------------------------------------------------------------------------------------

 Total owned receivables                           $ 79,594.5     $ 10,788.9      16 %       $  (280.2)       - %
====================================================================================================================

(1) Personal non-credit card receivables are comprised of the following:

(In millions)                             March 31,   December 31,  March 31,
                                              2002           2001       2001
-----------------------------------------------------------------------------
Domestic personal unsecured               $ 6,379.2     $ 6,547.4   $ 6,324.2
UP personal unsecured                       1,065.0       1,067.7       867.1
Personal homeowner loans                    4,055.0       4,121.6     3,293.2
Foreign unsecured                           1,713.8       1,600.3     1,399.7
------------------------------------------------------------------------------
Total personal non-credit card           $ 13,213.0    $ 13,337.0  $ 11,884.2
==============================================================================

Receivables growth was a key contributor to our improved results. Owned receivables increased $10.8 billion, or 16 percent from a year ago, to $79.6 billion. Growth in dollars of receivables was strongest in our real estate secured portfolio, which increased 24 percent over the year-ago period. Growth in our real estate secured portfolio was balanced between our branch based consumer lending business and our mortgage services business. This growth was partially offset by the sale of approximately $900 million in whole loans by our mortgage services business in March 2002 pursuant to our liquidity management plans. Our auto finance business also reported strong, but controlled growth increasing receivables $615 million, or 31 percent while maintaining stringent underwriting criteria. A strong market, larger sales force, increased dealer penetration and strong Internet originations contributed to the growth in auto finance receivables. Growth in our MasterCard and Visa receivables during the year was more than offset by the December 2001 sale of the $1 billion Goldfish portfolio in the U.K. Private label receivables increased 5 percent to $10.7 billion primarily as a result of organic growth from existing merchants and a $725 million portfolio acquisition in the fourth quarter of 2001. Strong growth in our branches contributed to the growth in personal non-credit card receivables. These growth trends reflect increased securitization activity. We securitized $2.4 billion of receivables in the first quarter of 2002, as compared to $902 million in the first quarter of 2001.

Compared to December 31, 2001, growth in our real estate secured and auto finance portfolios were more than offset by the previously discussed sale of $900 million in real estate secured receivables and normal, seasonal run-off in our MasterCard and Visa and private label credit card portfolios. Increased securitization activity during the quarter also contributed to the decrease.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 4.77 percent at March 31, 2002, compared with 4.53 percent at December 31, 2001 and 4.36 percent at March 31, 2001. The annualized consumer owned charge-off ratio in the first quarter of 2002 was 3.61 percent, compared with 3.43 percent in the prior quarter and 3.12 percent in the year-ago quarter.



* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

LIQUIDITY AND CAPITAL RESOURCES

We substantially strengthened our ratio of tangible equity to tangible managed assets to 8.41 percent at March 31, 2002 compared to 7.87 percent at December 31, 2001.

During the quarter, we issued $400 million of 7.60 percent cumulative preferred stock. Net proceeds from the issuance were $387.4 million. We also repurchased
1.6 million shares of our common stock, for a total of $100.0 million.

We accessed the debt capital markets during the quarter in accordance with our customary funding plans. Commercial paper, bank and other borrowings decreased to $7.7 billion at March 31, 2002 from $12.0 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) increased to $60.5 billion from $56.8 billion at year-end.

In the quarter, we took a number of steps to reduce our reliance on short-term debt to strengthen our protection against market induced volatility. These steps included the following:

o We reduced our domestic outstanding commercial paper balance to $5.8 billion, a $2.9 billion reduction from December 31, 2001.

o We built a $1 billion investment security liquidity portfolio.

o We issued $2.5 billion of 5-year global debt.

o We issued (pound)500 million of 10-year debt to investors in the U.K.

o We accelerated the timing of our securitization activity planned for later in the year. The composition of receivables securitized
  (excluding replenishments of certificateholder interests) was as follows:

                                                    Three months ended
                                                             March 31,
 (In millions)                             2002                  2001
 ---------------------------- -------------------- --------------------
 MasterCard/Visa                     $    600.0             $    73.2
 Auto finance                             425.0                 378.8
 Private label                            500.0                  --
 Personal non-credit card                 902.7                 450.0
 ---------------------------- -------------------- --------------------
 Total                               $  2,427.7             $   902.0
 ============================ ==================== ====================


o We established $5 billion in incremental conduit capacity for our real estate secured product. Consistent with previous transactions, draws on these facilities are structured as secured financings for accounting purposes.

o We issued securities backed by dedicated home equity loan receivables of $1.5 billion, including $500 million which was drawn on incremental conduit capacity which was put in place during the quarter. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. As of March 31, 2002, closed-end real estate secured receivables totaling $3.3 billion secured $2.8 billion of outstanding debt related to these transactions. At December, 31, 2001, closed-end real estate secured receivables totaling $1.7 billion secured $1.5 billion of outstanding debt related to these transactions.

o We sold approximately $900 million in real estate secured loans that were held by our mortgage services business.

Securitizations and secured financings of consumer receivables have been, and will continue to be, a source of liquidity for us. In a securitization, a designated pool of consumer receivables, typically MasterCard or Visa credit card, private label credit card, personal non-credit card or auto finance, is removed from the balance sheet and transferred to an unaffiliated trust that is a qualifying special purpose entity ("QSPE") as defined by Statement of Financial Accounting Standards No. 140 ("SFAS No. 140) and therefore is not consolidated. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. The estimated present value of these rights to future residual cash flows are recorded on our balance sheet at the time of sale as interest-only strip receivables, net of our recourse obligation to investors for failure of debtors to pay. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables.

In a secured financing, a designated pool of receivables, typically real estate secured, are transferred to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. Using this source of funding results in similar operating results and cash flows as issuing debt through alternative funding sources.

Our securitized receivables totaled $21.6 billion at March 31, 2002, compared to $20.9 billion at December 31, 2001. We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At March 31, 2002, securitizations represented 22 percent of the funding associated with our managed portfolio compared to 23 percent a year earlier.

Our banking subsidiaries are subject to the capital adequacy guidelines adopted by the Office of Thrift Supervision ("OTS"), Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") and are well capitalized. In the quarter, we made capital contributions to our banking subsidiaries of approximately $1.2 billion in response to the 2001 Guidance for Subprime Lending Programs issued by the OTS, OCC and FDIC. We currently do not anticipate the need for additional capital contributions to our banking subsidiaries.

RESULTS OF OPERATIONS

Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

Net interest margin Our net interest margin on an owned basis was $1.6 billion for the first quarter of 2002, up 22 percent from $1.3 billion for the prior-year quarter. The increase was primarily due to receivables growth and lower funding costs resulting from easing in United States monetary policy in 2001.

Net interest margin as a percent of average interest-earning assets, annualized, was 7.87 percent in the first quarter of 2002 and 7.60 percent in the year-ago quarter. Lower funding costs were the primary reasons for the expansion over the prior year quarter, as we received the full benefit of 2001 interest rate reductions.

Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased to $2.3 billion in the first quarter of 2002, up from $1.8 billion in the first quarter of 2001 primarily due to higher receivable levels and an expanded margin. Net interest margin as a percent of average managed interest-earning assets, annualized, was 8.79 percent in the current quarter, compared to 8.22 percent in the year-ago quarter. Lower funding costs were the primary driver of the increased margin.

Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because auto finance and MasterCard and Visa receivables, which have wider spreads, are a larger portion of the off-balance sheet portfolio than of the owned portfolio, which primarily consists of lower margin real estate secured loans.

Provision for credit losses The provision for credit losses for receivables totaled $923.0 million for the first quarter of 2002, compared to $703.6 million in the prior-year quarter. The provision as a percent of average owned receivables, annualized, was 4.62 percent in the first quarter of 2002, compared to 4.10 percent in the first quarter of 2001. We recorded owned loss provision greater than charge-offs of $204 million during the first quarter. Receivables growth, increases in personal bankruptcy filings and uncertainty as to the timing and extent of an economic recovery contributed to a higher provision. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See Note 4, "Credit Loss Reserves" to the accompanying condensed consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues Total other revenues on an owned basis were $1.2 billion in the first quarter of 2002 and $1.0 billion in the first quarter of 2001 and included the following:

                                                  Three months ended
                                                           March 31,
(In millions)                             2002                 2001
------------------------------ ----------------   -----------------
Securitization revenue             $    521.2         $    406.3
Insurance revenue                       170.1              158.6
Investment income                        46.2               41.8
Fee income                              237.9              237.9
Other income                            188.0              161.7
------------------------------ ------------------ -----------------
Total other revenues               $  1,163.4         $  1,006.3
============================== ================== =================

Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Securitization revenue was $521.2 million in the first quarter of 2002, compared to $406.3 million in the prior-year quarter. The increase was due to higher average securitized receivables as well as increases in the level of receivables securitized during the period as a result of our decision to accelerate the timing of securitization activity planned for later in the year. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives.

Securitization revenue included the following:
                                                              Three months ended
                                                                       March 31,
(In millions)                                            2002              2001
--------------------------------------------- ----------------  ----------------
Net initial gains                                 $     74.4       $     26.2
Net replenishment gains                                124.2             95.0
Servicing revenue and excess spread                    322.6            285.1
--------------------------------------------- ---------------- -----------------
Total                                             $    521.2       $    406.3
============================================= ================ =================

The change in our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income (loss), was $29.0 million in the first quarter of 2002 compared to $3.5 million in the year-ago period.

Insurance revenue was $170.1 million in the first quarter of 2002 compared to $158.6 million in the year-ago period. The increase reflected increased sales on a larger receivables portfolio.

Investment income, which includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities, was $46.2 million in the first quarter of 2002, compared to $41.8 million in the year-ago period. The increase was primarily due to higher interest income, primarily resulting from higher average investment balances, partially offset by lower yields.

Fee income, which includes revenues from fee-based products such as credit cards, was $237.9 million in both the current and the year-ago quarter. Increases in our domestic MasterCard and Visa fee income was offset by decreases in the U.K. as a result of the fourth quarter 2001 sale of the $1 billion Goldfish credit card portfolio.

See Note 12, "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, was $188.0 million in the first quarter of 2002, compared to $161.7 million in the prior-year period. Higher revenues from our seasonal tax refund lending business drove the increase in other income.

Expenses Total costs and expenses for the first quarter of 2002 were $1.1 billion compared to $1.0 billion in the comparable prior-year period. The increase was driven by higher compensation and other expenses to support our growing portfolio. Our owned basis efficiency ratio was 36.7 percent in the first quarter of 2002 compared to 39.2 percent in the comparable prior-year period.

Total costs and expenses included the following:
                                                              Three months ended
                                                                       March 31,
(In millions)                                              2002             2001
----------------------------------------------------------------- --------------
Salaries and fringe benefits                         $    445.3         $  377.6
Sales incentives                                           54.1             54.5
Occupancy and equipment expense                            92.2             83.5
Other marketing expenses                                  148.4            135.2
Other servicing and administrative expenses               229.3            193.4
Amortization of acquired intangibles and goodwill          18.2             38.9
Policyholders' benefits                                    84.0             77.5
----------------------------------------------------------------- --------------
Total costs and expenses                             $  1,071.5         $  960.6
================================================================= ==============

Salaries and fringe benefits for the first quarter of 2002 were $445.3 million compared to $377.6 million in the first quarter of 2001. The increase was primarily due to additional staffing at all businesses to support growth including sales, collections and service quality.

Sales incentives for the first quarter of 2002 were $54.1 million compared to $54.5 million in the comparable prior-year period. The decrease was due to lower new loan volume and the implementation of 2002 incentive plans in our branches which, generally, have higher volume requirements than the prior year plans.

Occupancy and equipment expense for the first quarter of 2002 was $92.2 million compared to $83.5 million in the comparable prior-year period. The increase was primarily the result of higher repairs and maintenance costs as well as support facility growth, including new branches in the U.K. and Canada.

Other marketing expenses for the first quarter of 2002 were $148.4 million compared to $135.2 million in the same prior-year period. The increase was primarily due to increased credit card marketing initiatives, primarily in the U.K. MasterCard and Visa portfolio.

Other servicing and administrative expenses for the first quarter of 2002 were $229.3 million compared to $193.4 million in the comparable prior-year period. The increase was primarily due to higher collection, REO and consulting expenses.

Amortization of acquired intangibles and goodwill for the first quarter of 2002 was $18.2 million compared to $38.9 million in the comparable prior-year period. The decrease was primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Amortization of goodwill recorded in past business combinations ceased upon adoption of the new accounting statement.

Policyholders' benefits for the first quarter of 2002 were $84.0 million compared to $77.5 million in the comparable prior-year period. The increase is consistent with the increase in insurance revenues resulting from the increased policy sales.

CREDIT LOSS RESERVES

Our consumer credit management policies focus on product type and specific portfolio risk factors. Our consumer credit portfolio is diversified by product and geographic location. See Note 3, "Receivables" in the accompanying condensed consolidated financial statements for receivables by product type and Note 4, "Credit Loss Reserves," for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the current and prior year quarter.

The following table sets forth owned basis credit loss reserves for the periods indicated:

(All dollar amounts are stated       March 31,      December 31,       March 31,
 in millions)                            2002              2001             2001
----------------------------- ---------------- ----------------- ---------------
Owned credit loss reserves     $     2,876.6    $     2,663.1      $   2,282.4
Reserves as a percent of:
     Receivables                         3.61%            3.33%            3.32%
     Net charge-offs (1)               100.1             98.6            107.4
     Nonperforming loans                92.7             91.0             91.1
============================= ================ ================= ===============
(1) Quarter-to-date, annualized

Reserves as a percentage of receivables at March 31, 2002 reflect the impact of the weakened economy, higher levels of delinquency and charge-off, and the continuing uncertainty as to the ultimate impact the weakened economy will have on charge-off and delinquency levels.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:


(All dollar amounts are stated           March 31,    December 31,     March 31,
 in millions)                                2002            2001          2001
--------------------------------- ---------------- --------------- -------------
Managed credit loss reserves      $    4,146.5     $   3,811.4      $  3,340.2
Reserves as a percent of:
     Receivables                           4.10%           3.78%           3.78%
     Net charge-offs (1)                 100.5            98.9           107.1
     Nonperforming loans                 108.3           105.0           107.6
================================= ================ ================= ===========
(1) Quarter-to-date, annualized

CREDIT QUALITY

Delinquency - Owned Basis

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

                                    March 31,     December 31,        March 31,
                                        2002             2001             2001
----------------------------- ---------------- ----------------- ---------------
Real estate secured                    2.88%           2.63%             2.55%
Auto finance                           2.04            2.92              1.74
MasterCard/Visa                        6.54            5.67              5.02
Private label                          6.33            5.99              5.62
Personal non-credit card               9.60            9.04              8.79
----------------------------- ---------------- ----------------- ---------------
Total Owned                            4.77%           4.53%             4.36%
============================= ================ ================= ===============

Delinquency as a percent of consumer receivables increased over both the previous and prior-year quarters. Compared to the previous quarter, all products except auto finance reported higher delinquencies principally as the result of the weakened economy. This increase was well within our expectations. The sequential decrease in auto finance delinquency is consistent with historical seasonal trends. Increases in MasterCard and Visa and private label delinquency also reflect lower levels of receivables due to normal seasonal run-off.

Compared to a year ago, all products reported higher delinquency rates primarily as a result of the weakened economy. These increases were partially offset by improved collections in our real estate secured, private label and personal non-credit card portfolios as a direct result of increasing the size of our collection staff, especially in our branch network. In our real estate secured portfolio, these increases were further offset by the benefits of the growing percentage of loans on which we hold a first lien position.

Net Charge-offs of Consumer Receivables - Owned Basis

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

                                              March 31, December 31, March 31,
                                                  2002         2001      2001
------------------------------------------- ----------- ----------- ----------
Real estate secured                              .65%        .64%        .43%
Auto finance                                    5.63        4.91        3.93
MasterCard/Visa                                 9.73        7.90        8.17
Private label                                   6.25        6.12        5.02
Personal non-credit card                        7.71        6.97        6.12
------------------------------------------- ----------- ----------- ----------
Total Owned                                     3.61%       3.43%       3.12%
=========================================== =========== =========== ==========
Real estate charge-offs and REO expense
    as a percent of average real estate
    secured receivables                        1.05%        .94%        .77%
=========================================== =========== =========== ==========

The weakened economy drove the increase in charge-off ratios over both the previous and prior year quarters. The increase was consistent with our expectations. Loss severities in our auto finance portfolio improved slightly during the quarter. Reductions in average MasterCard and Visa receivables due to the fourth quarter 2001 sale of $1 billion in Goldfish receivables and normal seasonal run-off also contributed to the increase in the MasterCard and Visa charge-off ratio compared to the previous quarter.

Compared to the prior year quarter, the increase in the charge-off ratio was primarily attributable to the weakened economy. These increases were partially offset by improved collections in our real estate secured, private label and personal non-credit card portfolios as a direct result of increasing the size of our collection staff, especially in our branch network.

OWNED NONPERFORMING ASSETS

(In millions)                              March 31,   December 31,   March 31,
                                               2002           2001         2001
------------------------------------- -------------- -------------- ------------
Nonaccrual receivables                $     2,261.0     $  2,079.5   $  1,825.1
Accruing consumer receivables
     90 or more days delinquent               839.3          844.1        669.3
Renegotiated commercial loans                   1.3            2.1         12.3
------------------------------------- -------------- -------------- ------------
Total nonperforming receivables             3,101.6        2,925.7      2,506.7
Real estate owned                             459.4          398.9        350.2
------------------------------------- -------------- -------------- ------------
Total nonperforming assets            $     3,561.0     $  3,324.6   $  2,856.9
===================================== ============== ============== ============
Credit loss reserves as a percent of
      nonperforming receivables                92.7%         91.0%        91.1%
===================================== ============== ============== ============

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits

         10.3     Household International Long-Term Incentive Compensation Plan.

         10.5 Household International, Inc. 1996 Long-Term Executive Incentive Compensation Plan, as amended.

         10.12 Executive Employment Agreement between Household International, Inc. and W. F. Aldinger.

         10.13 Executive Employment Agreement between Household International, Inc. and G. D. Gilmer.

         10.14 Executive Employment Agreement between Household International, Inc. and D. A. Schoenholz.

         10.16 Executive Employment Agreement between Household International, Inc. and R. J. Fabiano.

         10.17 Executive Employment Agreement between Household International, Inc. and S. N. Mehta.

         12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

         99.1     Debt and Preferred Stock Securities Ratings.


     (b)      Reports on Form 8-K

              During the first quarter of 2002, the Registrant filed the following Current Reports on Form 8-K:

              o Report filed January 16, 2002 with respect to the press release pertaining to the financial results of Household International, Inc. for the quarter and year ended December 31, 2001.

             o Report dated January 28, 2002 with respect to presentations to certain fixed income investors and analysts at various locations in Europe.

             o Report dated March 13, 2002 with respect to presentations to certain fixed income investors in London, England.

             o Report dated March 21, 2002 with respect to exhibits to a registration statement on Form S-3 (Reg. No.333-60510) for the offering of 400,000 shares of 7.60% Cumulative Preferred Stock, Series 2002-A.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HOUSEHOLD INTERNATIONAL, INC.
                                  ----------------------------
                                  (Registrant)



Date:    May 10, 2002             By: /s/ David A. Schoenholz
         ------------             ---------------------------
                                  David A. Schoenholz
                                  Vice Chairman -
                                  Chief Financial Officer
                                  and on behalf of
                                  Household International, Inc.

Exhibit Index


10.3     Household International Long-Term Incentive Compensation Plan.

10.5 Household International, Inc. 1996 Long-Term Executive Incentive Compensation Plan, as amended.

10.12 Executive Employment Agreement between Household International, Inc. and W. F. Aldinger.

10.13 Executive Employment Agreement between Household International, Inc. and G. D. Gilmer.

10.14 Executive Employment Agreement between Household International, Inc. and D. A. Schoenholz.

10.16 Executive Employment Agreement between Household International, Inc. and R. J. Fabiano.

10.17 Executive Employment Agreement between Household International, Inc. and S. N. Mehta.

12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

99.1     Debt and Preferred Stock Securities Ratings.