Form 10-K/A
period 2001-12-31
HOUSEHOLD INTERNATIONAL INC
filed 2002-06-27
CIK 354964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT TO APPLICATION OR REPORT
Filed pursuant to Section 12, 13 or 15(d) of the Securities Exchange Act of 1934

HOUSEHOLD INTERNATIONAL, INC.
(Exact name of registrant as specified in charter)

AMENDMENT NO.1

       The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on From 10-K for the fiscal year ended December 31, 2001, as set forth in the pages attached hereto.

Exhibit 99(a) Annual Report on Form 11-K for the Household International Tax Reduction Investment Plan

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSEHOLD INTERNATIONAL, INC.
(Registrant)

Date: June 25, 2002	By: /s/ David A. Schoenholz David A. Schoenholz Vice Chairman- Chief Financial Officer

This document contains 17 pages.
No exhibit index.