Form 10-Q/A
period 2002-03-31
HOUSEHOLD INTERNATIONAL INC
filed 2002-08-14
CIK 354964

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
                          -----------------------------

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

                                Table of Contents

PART I.           Financial Information                                                                     Page
                                                                                                            ----

     Item 1.      Financial Statements

                  Condensed Consolidated Statements of Income (Unaudited) -
                  Three months ended March 31, 2002 and 2001 (RESTATED)...................................     2

                  Condensed Consolidated Balance Sheets (Unaudited) -
                  March 31, 2002 and December 31, 2001 (RESTATED).........................................     3

                  Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Three months ended March 31, 2002 and 2001 (RESTATED)...................................     4

                  Notes to Interim Condensed Consolidated Financial
                  Statements (Unaudited) .................................................................     5

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..........................................    13



PART II.          Other Information

     Item 6.      Exhibits and Reports on Form 8-K .......................................................    25

     Signature ...........................................................................................    26

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
                                                                                                      Three months ended
                                                                                                               March 31,
(In millions, except per share data)                                                            2002                2001
------------------------------------------------------------------------------------------------------------------------
                                                                                          (RESTATED)          (RESTATED)
Finance and other interest income                                                          $ 2,535.7           $ 2,415.2
Interest expense                                                                               938.8             1,106.8
------------------------------------------------------------------------------------------------------------------------
      Net interest margin                                                                    1,596.9             1,308.4

Provision for credit losses on owned receivables                                               923.0               703.6
------------------------------------------------------------------------------------------------------------------------

Net interest margin after provision for credit losses                                          673.9               604.8
------------------------------------------------------------------------------------------------------------------------
Securitization revenue                                                                         518.3               403.1
Insurance revenue                                                                              170.1               158.6
Investment income                                                                               46.2                41.8
Fee income                                                                                     216.5               212.1
Other income                                                                                   188.0               161.7
------------------------------------------------------------------------------------------------------------------------
      Total other revenues                                                                   1,139.1               977.3
------------------------------------------------------------------------------------------------------------------------
Salaries and fringe benefits                                                                   445.3               377.6
Sales incentives                                                                                54.1                54.5
Occupancy and equipment expense                                                                 92.2                83.5
Other marketing expenses                                                                       140.4               128.7
Other servicing and administrative expenses                                                    231.7               195.7
Amortization of acquired intangibles and goodwill                                               19.8                40.6
Policyholders' benefits                                                                         84.0                77.5
------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                                                               1,067.5               958.1
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                     745.5               624.0
Income taxes                                                                                   254.5               218.5
------------------------------------------------------------------------------------------------------------------------
Net income                                                                                   $ 491.0             $ 405.5
========================================================================================================================

EARNINGS PER COMMON SHARE
Net income                                                                                   $ 491.0             $ 405.5
Preferred dividends                                                                             (8.5)               (2.3)
------------------------------------------------------------------------------------------------------------------------
Earnings available to common shareholders                                                    $ 482.5             $ 403.2
------------------------------------------------------------------------------------------------------------------------
Average common shares                                                                          456.8               466.0
Average common and common equivalent shares                                                    462.1               472.0
------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                                               $ 1.06               $ .87
Diluted earnings per common share                                                               1.04                 .85
------------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                                                            $ .22               $ .19
------------------------------------------------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
                                                                                              March 31,    December 31,
(In millions, except share and per share data)                                                     2002            2001
-----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                        (RESTATED)      (RESTATED)
Cash                                                                                          $   436.3       $   543.6
Investment securities                                                                           5,035.8         3,580.5
Receivables, net                                                                               78,624.3        79,263.5
Acquired intangibles, net                                                                         432.5           455.6
Goodwill                                                                                        1,122.1         1,107.4
Properties and equipment, net                                                                     552.5           531.1
Real estate owned                                                                                 459.4           398.9
Other assets                                                                                    3,179.8         3,030.3
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                                                  $89,842.7       $88,910.9
=======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
     Deposits                                                                                 $ 6,194.9       $ 6,562.3
     Commercial paper, bank and other borrowings                                                7,731.7        12,024.3
     Senior and senior subordinated debt (with original maturities over one year)              60,536.2        56,823.6
-------------------------------------------------------------------------------------------------------------------------
     Total debt                                                                                74,462.8        75,410.2
Insurance policy and claim reserves                                                             1,201.2         1,094.5
Other liabilities                                                                               3,865.1         3,132.5
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                         79,529.1        79,637.2
-----------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred securities of subsidiary trusts*               975.0           975.0
Preferred stock                                                                                   843.2           455.8
Common shareholders' equity:
     Common stock, $1.00 par value, 750,000,000 shares authorized, 551,732,369 and 551,684,740 shares issued at March 31, 2002 and December 31, 2001,
       respectively                                                                               551.7           551.7
     Additional paid-in capital                                                                 2,037.8         2,030.0
     Retained earnings                                                                          9,219.5         8,837.5
     Accumulated other comprehensive income (loss)                                               (395.6)         (732.4)
     Less common stock in treasury, 95,524,297 and 94,560,437 shares at March
     31, 2002 and December 31, 2001, respectively, at cost                                     (2,918.0)       (2,843.9)
-----------------------------------------------------------------------------------------------------------------------
     Total common shareholders' equity                                                          8,495.4         7,842.9
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                    $89,842.7       $88,910.9
=======================================================================================================================

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

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended
                                                                                                                  March 31,
(In millions)                                                                                          2002            2001
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS                                                                       (RESTATED)      (RESTATED)
Net income                                                                                        $   491.0       $   405.5
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned receivables                                                    923.0           703.6
  Insurance policy and claim reserves                                                                 115.8            46.2
  Depreciation and amortization                                                                        63.0            84.8
  Interest-only strip receivables, net change                                                         (29.0)           (3.5)
  Other, net                                                                                          424.3            99.5
----------------------------------------------------------------------------------------------------------------------------
Cash provided by operations                                                                         1,988.1         1,336.1
----------------------------------------------------------------------------------------------------------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                                                                          (428.7)         (480.3)
  Matured                                                                                             147.2           120.2
  Sold                                                                                                190.3           143.3
Short-term investment securities, net change                                                       (1,375.5)           59.2
Receivables:
  Originations, net                                                                                (9,747.4)       (8,848.5)
  Purchases and related premiums                                                                     (184.9)         (137.3)
  Sold                                                                                              9,453.6         6,779.0
Properties and equipment purchased                                                                    (57.9)          (57.9)
Properties and equipment sold                                                                           1.5             1.6
----------------------------------------------------------------------------------------------------------------------------
Cash decrease from investments in operations                                                       (2,001.8)       (2,420.7)
----------------------------------------------------------------------------------------------------------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change                                                    (4,260.8)         (435.8)
Time certificates, net change                                                                        (367.2)          139.9
Senior and senior subordinated debt issued                                                          7,190.0         4,317.6
Senior and senior subordinated debt retired                                                        (2,863.4)       (2,869.3)
Policyholders' benefits paid                                                                          (28.2)          (27.0)
Cash received from policyholders                                                                       16.9            14.3
Shareholders' dividends                                                                              (108.9)          (90.4)
Purchase of treasury stock                                                                           (100.0)         (398.3)
Issuance of common stock                                                                               32.0             4.4
Issuance of preferred stock                                                                           387.4               -
Issuance of company obligated mandatorily redeemable
  preferred securities of subsidiary trusts                                                               -           200.0
----------------------------------------------------------------------------------------------------------------------------
Cash (decrease) increase from financing and capital transactions                                     (102.2)          855.4
----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                                 8.6            11.3
----------------------------------------------------------------------------------------------------------------------------
Decrease in cash                                                                                     (107.3)         (217.9)
Cash at January 1                                                                                     543.6           490.2
----------------------------------------------------------------------------------------------------------------------------
Cash at March 31                                                                                  $   436.3       $   272.3
============================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                                     $   989.5       $ 1,040.2
Income taxes paid                                                                                      23.6           102.2
----------------------------------------------------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2002 should not be considered indicative of the results for any future quarters or the year ending December 31, 2002. Household and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These unaudited condensed consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and footnotes included in our restated Annual Report on Form 10-K for the year ended December 31, 2001 which was included in an Exhibit to our Form 10-Q for the period ended June 30, 2002.

RESTATEMENT

Household International, Inc. has restated its consolidated financial statements for the years ended December 31, 1999, 2000 and 2001 and has restated this previously filed first quarter Form 10-Q for the quarterly period ended March 31, 2002. We believe this Form 10-Q and the exhibits included herewith includes all adjustments relating to the restatement for all such prior periods. The restatement relates to Mastercard/Visa co-branding and affinity credit card relationships and a marketing agreement with a third party credit card marketing company. All were part of our Credit Card Services segment. In consultation with our prior auditors, Arthur Andersen, LLP, we treated payments made in connection with these agreements that were entered into between 1992 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amoritized over a shorter period of time. There is no significant change as a result of these adjustments on the prior period net earnings trends previously reported. The balance of retained earnings at December 31, 2001 has been restated from amounts previously reported to reflect a retroactive charge of $359.9 million, after tax, for these items. Our independent auditors have reviewed the unaudited March 31, 2002 financial results and have provided us the letter required by Statement of Auditing Standards No. 71, which letter is also attached to this Form 10-Q as Exhibit 99.2.

2. INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:

------------------------------------------------------------------------------------------------------------
                                                                       March 31,                December 31,
                                                                            2002                        2001
------------------------------------------------------------------------------------------------------------
                                                        Amortized           Fair     Amortized          Fair
(In millions)                                                Cost          Value          Cost         Value
------------------------------------------------------------------------------------------------------------
Corporate debt securities                               $ 2,060.3      $ 1,987.4     $ 2,089.5     $ 2,054.0
Money market funds                                        1,681.5        1,681.5         342.3         342.3
Certificates of deposit                                     229.6          241.8         246.1         259.8
U.S. government and federal agency debt securities          234.8          232.2         217.0         217.8
Marketable equity securities                                 29.0           26.0          24.4          21.2
Other                                                       762.7          785.3         611.6         638.9
------------------------------------------------------------------------------------------------------------
Subtotal                                                  4,997.9        4,954.2       3,530.9       3,534.0
Accrued investment income                                    81.6           81.6          46.5          46.5
------------------------------------------------------------------------------------------------------------
Total available-for-sale investments                    $ 5,079.5      $ 5,035.8     $ 3,577.4     $ 3,580.5
============================================================================================================

3.   RECEIVABLES

Receivables consisted of the following:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                March 31,         December 31,
(In millions)                                                                                       2002                 2001
-------------------------------------------------------------------------------------------------------------------------------
Real estate secured                                                                       $     45,628.9       $     43,856.8
Auto finance                                                                                     2,602.9              2,368.9
MasterCard*/Visa*                                                                                6,970.2              8,141.2
Private label                                                                                   10,688.4             11,663.9
Personal non-credit card                                                                        13,213.0             13,337.0

Commercial and other                                                                               491.1                506.9
-------------------------------------------------------------------------------------------------------------------------------
Total owned receivables                                                                         79,594.5             79,874.7

Accrued finance charges                                                                          1,515.3              1,559.8
Credit loss reserve for owned receivables                                                       (2,876.6)            (2,663.1)

Unearned credit insurance premiums and claims reserves                                            (886.4)              (895.8)


Interest-only strip receivables                                                                  1,034.5                968.2

Amounts due and deferred from receivable sales                                                     243.0                419.7
-------------------------------------------------------------------------------------------------------------------------------

Total owned receivables, net                                                                    78,624.3             79,263.5
Receivables serviced with limited recourse                                                      21,583.2             20,948.0
-------------------------------------------------------------------------------------------------------------------------------

Total managed receivables, net                                                           $     100,207.5        $   100,211.5
===============================================================================================================================

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

Receivables serviced with limited recourse consisted of the following:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                March 31,         December 31,
(In millions)                                                                                       2002                 2001
-------------------------------------------------------------------------------------------------------------------------------
Real estate secured                                                                      $         619.8      $         861.8
Auto finance                                                                                     4,012.7              4,026.6
MasterCard/Visa                                                                                  9,378.3              9,254.0
Private label                                                                                    2,634.0              2,150.0
Personal non-credit card                                                                         4,938.4              4,655.6
-------------------------------------------------------------------------------------------------------------------------------
Total receivables serviced with limited recourse                                         $      21,583.2       $     20,948.0
===============================================================================================================================


* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:

------------------------------------------------------------------
                                        March 31,    December 31,
(In millions)                                2002            2001
------------------------------------------------------------------
Real estate secured                  $   46,248.7     $  44,718.6
Auto finance                              6,615.6         6,395.5
MasterCard/Visa                          16,348.5        17,395.2
Private label                            13,322.4        13,813.9
Personal non-credit card                 18,151.4        17,992.6
Commercial and other                        491.1           506.9
------------------------------------------------------------------

Total managed receivables            $  101,177.7     $ 100,822.7
==================================================================


4.       CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three months ended March 31 was as follows:

-------------------------------------------------------------------------------------------
                                                                         Three months ended
                                                                                  March 31,
(In millions)                                                        2002              2001
-------------------------------------------------------------------------------------------
Owned receivables:
     Credit loss reserves at beginning of period                $ 2,663.1        $ 2,111.9
     Provision for credit losses                                    923.0            703.6
     Charge-offs                                                   (778.6)          (588.1)
     Recoveries                                                      59.9             56.6
     Other, net                                                       9.2             (1.6)
-------------------------------------------------------------------------------------------
     Credit loss reserves for owned receivables
         at March 31                                              2,876.6          2,282.4
-------------------------------------------------------------------------------------------
Receivables serviced with limited recourse:
     Credit loss reserves at beginning of period                  1,148.3          1,082.3
     Provision for credit losses                                    439.3            229.2
     Charge-offs                                                   (335.9)          (264.3)
     Recoveries                                                      23.1             16.2
     Other, net                                                      (4.9)            (5.6)
-------------------------------------------------------------------------------------------
     Credit loss reserves for receivables serviced with
         limited recourse at March 31                             1,269.9          1,057.8
-------------------------------------------------------------------------------------------
Total credit loss reserves for managed receivables
     at March 31                                                $ 4,146.5        $ 3,340.2
===========================================================================================


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

5. ACQUIRED INTANGIBLES AND GOODWILL (RESTATED)

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

We do not hold any intangible assets which are not subject to amortization. Amortized acquired intangibles consisted of the following:

--------------------------------------------------------------------------------------------------------------------
                                                                                       March 31,      December 31,
(In millions)                                                                               2002              2001
--------------------------------------------------------------------------------------------------------------------
Purchased credit card relationships                                                   $1,038.6          $1,038.6
Other intangibles                                                                         26.5              26.5
Accumulated amortization - purchased credit card relationships                          (626.4)           (603.8)
Accumulated amortization - other intangibles                                              (6.2)             (5.7)
--------------------------------------------------------------------------------------------------------------------
Acquired intangibles, net                                                             $  432.5          $  455.6
====================================================================================================================

Acquired intangible amortization expense totaled $19.8 million for the first quarter of 2002, $25.8 million for the first quarter of 2001 and $99.0 million for the twelve-months ended December 31, 2001. Estimated amortization expense associated with purchased credit card relationships for each of the following years is as follows:

----------------------------------------------------------------------------------------------------------------------
(In millions)
Year ended December 31,
----------------------------------------------------------------------------------------------------------------------
2002                                                                                                          $57.7
2003                                                                                                           50.3
2004                                                                                                           47.7
2005                                                                                                           43.3
2006                                                                                                           39.9
----------------------------------------------------------------------------------------------------------------------

The following tables disclose the impact of goodwill amortization on net income and earnings per share for the periods indicated.

---------------------------------------------------------------------------------------------------------------------
                                                                                                  Three months ended
                                                                                                           March 31,
(In millions)                                                                               2002                2001
---------------------------------------------------------------------------------------------------------------------
Reported net income                                                                $     491.0         $    405.5
Add back: Goodwill amortization, net                                                      --                 11.6
---------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                                $     491.0         $    417.1
=====================================================================================================================

                                                                                                  Three months ended
                                                                                                           March 31,
                                                                                          2002                  2001
----------------------------------------------------------------------------------------------- ---------------------
                                                                             Basic     Diluted      Basic    Diluted
---------------------------------------------------------------------------------------------------------------------
Reported earnings per share                                              $   1.06   $     1.04       $.87       $.85
Add back: Goodwill amortization, net                                         --          --           .02        .02
---------------------------------------------------------------------------------------------------------------------
Adjusted earnings per share                                              $   1.06   $     1.04       $.89       $.87
=====================================================================================================================

There were no significant changes to our goodwill balance, either in total or by segment, during the current quarter.

6. INCOME TAXES (RESTATED)

Our effective tax rate was 34.1 percent for the three months ended March 31, 2002 and 35.0 percent for the first three months of 2001. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

7. EARNINGS PER COMMON SHARE (RESTATED)

Computations of earnings per common share for the three months ended March 31 were as follows:

--------------------------------------------------------------------------------------------
                                                 Three months ended       Three months ended
                                                          March 31,                March 31,
(In millions, except per share data)                           2002                     2001
--------------------------------------------------------------------------------------------
                                               Diluted       Basic      Diluted      Basic
                                              ---------    --------    ---------    --------
Earnings:
     Net income                               $ 491.0      $ 491.0      $ 405.5     $ 405.5
     Preferred dividends                         (8.5)        (8.5)        (2.3)       (2.3)
--------------------------------------------------------------------------------------------
Earnings available to common shareholders     $ 482.5      $ 482.5      $ 403.2     $ 403.2
--------------------------------------------------------------------------------------------
Average shares outstanding:
     Common                                     456.8        456.8        466.0       466.0
     Common equivalents                           5.3          -            6.0        -
--------------------------------------------------------------------------------------------
Average shares outstanding assuming dilution    462.1        456.8        472.0       466.0
--------------------------------------------------------------------------------------------
Earnings per common share as restated         $  1.04     $   1.06      $  0.85     $  0.87
============================================================================================
Earnings per common share as reported            1.09         1.10         0.91        0.92
============================================================================================

8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

We have formed special purpose trusts for the purpose of issuing trust preferred securities. The sole assets of these trusts are Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Notes") issued by Household. The following table summarizes our company obligated mandatorily redeemable preferred securities of subsidiary trusts ("Preferred Securities") and the related Junior Subordinated Notes:

---------------------------------------------------------------------------------------------------------------------
                           Household Capital          Household         Household         Household         Household
(Dollar amounts are                Trust VII   Capital Trust VI   Capital Trust V  Capital Trust IV   Capital Trust I
in millions)                     ("HCT VII")         ("HCT VI")         ("HCT V")        ("HCT IV")         ("HCT I")
---------------------------------------------------------------------------------------------------------------------
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
   Redeemable by issuer     November 2006      January 2006         June 2005         March 2003       June  2001
   Stated maturity          November 2031      January 2031         June 2030      December 2037        June 2025
---------------------------------------------------------------------------------------------------------------------

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

10.  COMPREHENSIVE INCOME (RESTATED)

Comprehensive income was $827.8 million for the quarter ended March 31, 2002 and $104.9 million for the quarter ended March 31, 2001.

The components of accumulated other comprehensive income (loss) were as follows:

--------------------------------------------------------------------------------------------------------------
(In millions)                                                                          March 31,  December 31,
                                                                                            2002          2001
--------------------------------------------------------------------------------------------------------------
Unrealized losses on cash flow hedging instruments                                $      (353.7)  $    (699.1)
Unrealized gains on investments and interest-only strip receivables                       223.4         223.3
Foreign currency translation adjustments                                                 (265.3)       (256.6)
------------------------------------------------------------------------------------------------- ------------
Accumulated other comprehensive income (loss)                                     $      (395.6)  $    (732.4)
==============================================================================================================

11.  NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"). The adoption of FAS No. 144 did not have a significant impact on our operations.

12.  SEGMENT REPORTING (RESTATED)

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

Reportable Segments - Managed Basis                                                                                Managed
                                                   Credit                                     Adjustments/           Basis
                                                     Card     Inter-        All                Reconciling    Consolidated
(In millions)                         Consumer   Services   national      Other       Totals         Items          Totals
--------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2002
Net interest margin                  $ 1,658.2  $   417.8   $  153.4  $    23.8   $  2,253.2     $     -        $  2,253.2
Fee income                                88.6      270.5       10.1        2.7        371.9         -             371.9
Other revenues (1)                       165.4       66.9       43.1      238.4        513.8         (47.6)(2)       466.2
Intersegment revenues                     35.8       10.0        2.3       (0.5)        47.6         (47.6)(2)         -
Provision for credit losses              921.0      370.6       62.1       33.1      1,386.8         (24.5)(3)     1,362.3
Net income                               307.2       77.4       25.8       95.2        505.6         (14.6)          491.0
Receivables                           76,987.6   16,194.8    7,000.6      994.7    101,177.7           -         101,177.7
Assets                                79,184.6   17,256.2    8,314.8   16,142.2    120,897.8      (9,471.9)(4)   111,425.9
Goodwill                                 857.6      248.7        1.0       14.8      1,122.1           -           1,122.1
--------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2001
Net interest margin                  $ 1,351.0  $   347.7   $  152.9  $   (36.9)  $  1,814.7     $     -        $  1,814.7
Fee income                                95.6      252.4       14.9        1.3        364.2           -             364.2
Other revenues (1)                        28.7       20.3       39.0      227.0        315.0         (56.5)(2)       258.5
Intersegment revenues                     46.2        8.9        1.9       (0.5)        56.5         (56.5)(2)         -
Provision for credit losses              577.3      296.7       55.0        3.3        932.3            .5 (3)       932.8
Net income                               278.4       33.2       46.4       83.6        441.6         (36.1)          405.5
Receivables                           64,790.3   15,369.6    7,604.2      608.5     88,372.6             -        88,372.6
Assets                                67,336.6   16,513.0    8,808.6   14,591.1    107,249.3      (9,853.4)(4)    97,395.9
Goodwill                                 875.6      259.0        1.0       15.5      1,151.1             -         1,151.1
--------------------------------------------------------------------------------------------------------------------------

Reportable Segments - Managed Basis                            Owned
                                                               Basis
                                    Securitization      Consolidated
(In millions)                          Adjustments            Totals
--------------------------------------------------------------------
Three months ended March 31, 2002
Net interest margin                     $   (656.3)(5)     $ 1,596.9
Fee income                                  (155.4)(5)         216.5
Other revenues (1)                           372.4 (5)         838.6
Intersegment revenues                          -                 -
Provision for credit losses                 (439.3)(5)         923.0
Net income                                     -               491.0
Receivables                              (21,583.2)(6)      79,594.5
Assets                                   (21,583.2)(6)      89,842.7
Goodwill                                       -             1,122.1
---------------------------------------------------------------------
Three months ended March 31, 2001
Net interest margin                     $   (506.3)(5)     $ 1,308.4
Fee income                                  (152.1)(5)         212.1
Other revenues (1)                           429.2 (5)         687.7
Intersegment revenues                          -                 -
Provision for credit losses                 (229.2)(5)         703.6
Net income                                     -               405.5
Receivables                              (19,567.0)(6)      68,805.6
Assets                                   (19,567.0)(6)      77,828.9
Goodwill                                       -             1,151.1
--------------------------------------------------------------------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Household International, Inc. and Subsidiaries

FINANCIAL HIGHLIGHTS

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                      Three months ended
                                                                                                               March 31,
(Dollar amounts are in millions, except per share data)                                     2002                    2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                      (RESTATED)              (RESTATED)
Net income                                                                            $    491.0              $    405.5
Diluted earnings per common share                                                           1.04                     .85
Net interest margin and other revenues (1)                                               2,652.0                 2,208.2
Owned Basis Ratios:
  Return on average owned assets                                                            2.18%                   2.09%
  Return on average common shareholders' equity                                             23.5                    21.9
  Net interest margin                                                                       7.82                    7.52
  Consumer net charge-off ratio, annualized                                                 3.61                    3.12
  Reserves as a percentage of net charge-offs                                              100.1                   107.4
  Efficiency ratio (2)                                                                      37.1                    39.9
Managed Basis Ratios: (3)
  Return on average managed assets                                                          1.76%                   1.67%
  Net interest margin                                                                       8.74                    8.15
  Consumer net charge-off ratio, annualized                                                 4.09                    3.56
  Reserves as a percentage of net charge-offs                                              100.5                   107.1
  Efficiency ratio (2)                                                                      31.8                    36.1
-----------------------------------------------------------------------------------------------------------------------------

                                                                                       March 31,            December 31,
(Dollar amounts are in millions)                                                            2002                    2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                      (RESTATED)              (RESTATED)
Owned Basis:
  Total assets                                                                        $ 89,842.7              $ 88,910.9
  Receivables                                                                           79,594.5                79,874.7
  Common and preferred equity as a percentage of assets                                    10.39%                   9.33%
  Common and preferred equity and trust preferred
    securities as a percentage of assets (4)                                               11.48                   10.43
  Two-month-and-over contractual delinquency ratio                                          4.77                    4.53
  Reserves as a percentage of receivables                                                   3.61                    3.33
  Reserves as a percentage of nonperforming loans                                           92.7                    91.0
Managed Basis (3):
  Total assets                                                                        $111,425.9              $109,858.9
  Receivables                                                                          101,177.7               100,822.7
  Common and preferred equity as a percentage of assets                                     8.38%                   7.55%
  Common and preferred equity and trust preferred
      securities as a percentage of assets (4)                                              9.26                    8.44
  Tangible equity to tangible managed assets (4)(5)                                         8.10                    7.57
  Two-month-and-over contractual delinquency ratio                                          4.63                    4.46
  Reserves as a percentage of receivables                                                   4.10                    3.78
  Reserves as a percentage of nonperforming loans                                          108.3                   105.0
-----------------------------------------------------------------------------------------------------------------------------

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

RESTATEMENT

Household International, Inc. has restated its consolidated financial statements for the years ended December 31, 1999, 2000 and 2001 and has restated this previously filed first quarter Form 10-Q for the quarterly period ended March 31, 2002. We believe this Form 10-Q and the exhibits included herewith includes all adjustments relating to the restatement for all such prior periods. The restatement relates to MasterCard/Visa co-branding and affinity credit card relationships and a marketing agreement with a third party credit card marketing company. All were part of our Credit Card Services segment. In consultation with our prior auditors, Arthur Andersen, LLP, we treated payments made in connection with these agreements that were entered into between 1992 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG, LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amoritzed over shorter period of time. We believe this is a good faith difference of opinion but we are following the advice of our current auditors. There is no significant change as a result of these adjustments on the prior period net earnings trends previously reported. The balance of retained earnings at December 31, 2001 has been restated from amounts previously reported to reflect a retroactive charge of $359.9 million, after tax, for these items. Our independent auditors have reviewed the unaudited March 31, 2002 financial results and have provided us the letter required by Statement of Auditing Standards No. 71, which letter is also attached to this Form 10-Q as
Exhibit 99.2.

The cumulative restatement relates to the following periods:

                                    Restatements to Reported Income                   % Change from Prior Period Net Income
--------------------------------------------------------------------------------------------------------------------------------
                                                                            % Change

 (Dollars in millions)      Pre-Tax      Tax Effect        After Tax     to Reported         As Reported        As Restated
----------------------------------------------------------------------------------------------------------------------------
Q1 2002             $       (31.6)   $         11.6        $  (20.0)         (3.9)%              18.3%               21.0%
2001                       (120.2)             44.3           (75.9)         (3.9)               13.1                13.3
2000                       (110.9)             40.8           (70.1)         (4.1)               14.4                14.2
1999                        (91.8)             33.7           (58.1)         (3.9)               28.5                28.3
1994-1998                  (245.0)             89.2          (155.8)         (3.8)
----------------------------------------------------------------------------------------------------------------------------

The impact of these amounts to reported diluted earnings per share was as follows:

                                      As Reported           Restated

                             ----------------------------------------
Q1 2002                             $        1.09        $    1.04
2001                                         4.08             3.91
2000                                         3.55             3.40
1999                                         3.07             2.95
---------------------------------------------------------------------

BASIS OF REPORTING

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements, notes and tables included elsewhere in this report and in the restated Household International, Inc. Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") which contains unaudited financial information for Household International, Inc. We expect that we will file with the Securities and Exchange Commission an amended Form 10-K/A with audited financial information on or about August 31, 2002. Management's discussion and analysis may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect", "anticipate", "intend", "may", "will", "should", "would" and "could". Forward-looking statements involve risks and uncertainties and are based on current views and assumptions. The factors that may affect our actual results are as follows:

     . changes in laws and regulations, including attempts by local, state and national regulatory agencies or legislative bodies to control; alleged "predatory" lending practices through broad initiatives aimed at lenders operating in the nonprime or subprime consumer market;

     . increased competition from well-capitalized companies or lenders with access to government sponsored organizations for our consumer segment which may impact the terms, rates, costs or profits historically included in the loan products we offer or purchase;

     . changes in accounting policies practices or standards, as they may be adopted by regulatory agencies and the Financial Accounting Standards Board;

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

     . uncertainty with respect to the completion of the above referenced reaudit of the consolidated financial information of Household within the time period expected, including whether any further adjustments may be required;

     . acceptance of the market place of our debt and equity to fund our businesses during the period prior to the issuance of the restated audited financial information and thereafter; and

     . the inability of Household to manage any or all of the foregoing risks as well as anticipated.

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

OPERATIONS SUMMARY

Our net income for the first quarter of 2002 increased 21 percent to $491.0 million, from $405.5 million a year ago. Diluted earnings per share was $1.04 in the first quarter compared to $.85 in the same period in 2001. Our improved results were due to strong revenue growth from an expanded net interest margin and higher receivable volume as well as higher income from our tax refund lending business. Our tax refund lending business contributed $.19 to our first quarter earnings per share, a 27 percent increase over the

$.15 contribution in the year-ago quarter. Partially offsetting the revenue growth were higher credit loss provision, including provision greater than charge-offs of $204 million in the current quarter, and higher operating expenses that result from receivable growth. We anticipate that our cost of funds may increase in the global capital markets due to our lack of audited financial statements or if there is any significant adverse change to our credit ratings. Our annualized return on average owned assets ("ROA") was 2.18 percent in the first quarter, compared to 2.09 percent in the same period in 2001.

As we will not have audited financial statements until on or about August 31, 2002 our access to traditional funding sources through registered public offerings will be limited until September. Pending the completion of the audit, we will suspend the issuance of unsecured debt securities under our applicable shelf registrations. In any case, no issuances had been planned until September, 2002.

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

Our Credit Card Services segment also reported improved results as net income increased to $77.4 million for the quarter, compared to $33.2 million for the year-ago quarter. The increase was due primarily to increased net interest margin which increased $70.1 million to $417.8 million as a result of higher receivable levels. Net interest margin as a percent of average receivables increased in the quarter as a result of lower funding costs and pricing floors on certain variable rate credit card products which capped rate reductions. Other revenues (excluding fee income and net of policyholder benefits) increased $46.6 million to $66.9 million for the current quarter primarily due to increases in securitization activity pursuant to liquidity management plans. Revenue growth was partially offset by an $73.9 million increase in credit loss provision and higher operating expenses associated with the higher receivable levels. In the first quarter, we recorded managed loss provision greater than charge-offs of $64.5 million to increase loss reserves. Managed receivables were $16.2 billion at March 31, 2002, compared to $17.2 billion at year-end 2001 and $15.4 billion at March 31, 2001. The decrease from year-end was due to normal seasonal runoff. ROMA improved to 1.75 percent for the quarter, compared to .79 percent for the prior year quarter.

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

BALANCE SHEET REVIEW

                                                             Increase (decrease)    Increase (decrease)
                                                               from prior year      from prior quarter
                                                March 31,    ------------------------------------------
(All dollar amounts are stated in millions)       2002           $           %          $           %
-------------------------------------------------------------------------------------------------------
 Real estate secured                           $ 45,628.9    $  8,942.1     24 %    $  1,772.1      4 %
 Auto finance                                     2,602.9         614.9     31           234.0     10
 MasterCard*/Visa*                                6,970.2        (478.3)    (6)       (1,171.0)   (14)
 Private label                                   10,688.4         463.0      5          (975.5)    (8)
 Personal non-credit card (1)                    13,213.0       1,328.8     11          (124.0)    (1)
 Commercial and other                               491.1         (81.6)   (14)          (15.8)    (3)
-------------------------------------------------------------------------------------------------------
Total owned receivables                        $ 79,594.5    $ 10,788.9     16 %    $   (280.2)     - %
=======================================================================================================

(1) Personal non-credit card receivables are comprised of the following:

                                   March 31,    December 31,     March 31,
(In millions)                        2002           2001           2001
--------------------------------------------------------------------------
Domestic personal unsecured       $  6,379.2     $  6,547.4     $  6,324.2
UP personal unsecured                1,065.0        1,067.7          867.1
Personal homeowner loans             4,055.0        4,121.6        3,293.2
Foreign unsecured                    1,713.8        1,600.3        1,399.7
--------------------------------------------------------------------------
Total personal non-credit card    $ 13,213.0     $ 13,337.0     $ 11,884.2
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

LIQUIDITY AND CAPITAL RESOURCES

We substantially strengthened our ratio of tangible equity to tangible managed assets to 8.10 percent at March 31, 2002 compared to 7.57 percent at December 31, 2001. As a result of our restatement and its impact on our capital position, we have committed to increase our capital levels to a target of 8.50% by December 31, 2002. This level is higher than our current stated targets of 8.00% to 8.25%. Initiatives to achieve this target will include suspension of our stock buy-back program, portfolio sales to control growth and issuance of capital securities as necessary.

During the quarter, we issued $400 million of 7.60 percent cumulative preferred stock. Net proceeds from the issuance were $387.4 million. We also repurchased
1.6 million shares of our common stock, for a total of $100.0 million.

We accessed the debt capital markets during the quarter in accordance with our customary funding plans. Commercial paper, bank and other borrowings decreased to $7.7 billion at March 31, 2002 from $12.0 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) increased to $60.5 billion from $56.8 billion at year-end. As we will not have audited financial statements until on or about August 31, 2002, our access to these traditional medium and long term unsecured debt funding sources will be limited until September.

Pending the completion of the audit, we will suspend the issuance of unsecured debt and equity securities under our applicable shelf registrations. In any case, no significant issuances had been planned until September, 2002.

In the quarter, we took a number of steps to reduce our reliance on short-term debt to strengthen our protection against market induced volatility. These steps included the following:

     . We reduced our domestic outstanding commercial paper balance to $5.8 billion, a $2.9 billion reduction from December 31, 2001.

     .    We built a $1 billion investment security liquidity portfolio.

     .    We issued $2.5 billion of 5-year global debt.

     .    We issued (pound)500 million of 10-year debt to investors in the U.K.


     . We accelerated the timing of our securitization activity planned for later in the year. The composition of receivables securitized (excluding replenishments of certificateholder interests) was as follows:

                                          Three months ended
                                                   March 31,
(In millions)                     2002                  2001
------------------------------------------------------------
MasterCard/Visa              $   600.0             $  73.2
Auto finance                     425.0               378.8
Private label                    500.0                --
Personal non-credit card         902.7               450.0
------------------------------------------------------------
Total                        $ 2,427.7             $ 902.0
============================================================

     . We established $5 billion in incremental conduit capacity for our real estate secured product. Consistent with previous transactions, draws on these facilities are structured as secured financings for accounting purposes.

     . We issued securities backed by dedicated home equity loan receivables of $1.5 billion, including $500 million which was drawn on incremental conduit capacity which was put in place during the quarter. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. As of March 31, 2002, closed-end real estate secured receivables totaling $3.3 billion secured $2.8 billion of outstanding debt related to these transactions. At December, 31, 2001, closed-end real estate secured receivables totaling $1.7 billion secured $1.5 billion of outstanding debt related to these transactions.

     . We sold approximately $900 million in real estate secured loans that were held by our mortgage services business.

Securitizations and secured financings of consumer receivables have been, and will continue to be, a source of liquidity for us. In a securitization, a designated pool of consumer receivables, typically MasterCard or Visa credit card, private label credit card, personal non-credit card or auto finance, is removed from the balance sheet and transferred to an unaffiliated trust that is a qualifying special purpose entity ("QSPE") as defined by Statement of Financial Accounting Standards No. 140 ("SFAS No. 140" and therefore is not consolidated. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. The estimated present value of these rights to future residual cash flows are recorded on our balance sheet at the time of sale as interest-only strip receivables, net of our recourse obligation to investors for failure of debtors to pay. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables.

In a secured financing, a designated pool of receivables, typically real estate secured, are transferred to a wholly-owned limited purpose subsidiary which assigns the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. Using this source of funding results in similar operating results and cash flows as issuing debt through alternative funding sources.

Our securitized receivables totaled $21.6 billion at March 31, 2002, compared to $20.9 billion at December 31, 2001. We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At March 31, 2002, securitizations represented 22 percent of the funding associated with our managed portfolio compared to 23 percent a year earlier.

Our banking subsidiaries are subject to the capital adequacy guidelines adopted by the Office of Thrift Supervision ("OTS"), Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") and are well capitalized. In the quarter, we made capital contributions to our banking subsidiaries of approximately $1.2 billion in response to the 2001 Guidance for Subprime

Lending Programs issued by the OTS, OCC and FDIC. We currently do not anticipate the need for significant additional capital contributions to our banking subsidiaries.

State regulatory agencies, including the attorney generals of certain states, have been focusing on the origination policies, procedures and practices of our consumer lending business. We have responded to all customer complaints brought to us by these authorities and believe those that may be valid have been limited to isolated situations. We expect that these complaints, which are part of an organized effort by certain consumer activists, will continue to be a focus for regulatory authorities as long as there is an effort to induce industry-wide changes for certain practices that are common in the nonprime consumer lending industry. These practices include the imposition of prepayment penalties and mandatory arbitration clauses. We intend to continue to support these practices as they are a justifiable and reasonable business practice.

RESULTS OF OPERATIONS

Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

Net interest margin: Our net interest margin on an owned basis was $1.6 billion for the first quarter of 2002, up 22 percent from $1.3 billion for the prior-year quarter. The increase was primarily due to receivables growth and lower funding costs resulting from easing in United States monetary policy in 2001.

Net interest margin as a percent of average interest-earning assets, annualized, was 7.82 percent in the first quarter of 2002 and 7.52 percent in the year-ago quarter. Lower funding costs were the primary reasons for the expansion over the prior year quarter, as we received the full benefit of 2001 interest rate reductions.

Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased to $2.3 billion in the first quarter of 2002, up from $1.8 billion in the first quarter of 2001 primarily due to higher receivable levels and an expanded margin. Net interest margin as a percent of average managed interest-earning assets, annualized, was 8.74 percent in the current quarter, compared to 8.15 percent in the year-ago quarter. Lower funding costs were the primary driver of the increased margin.

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

Other revenues Total other revenues on an owned basis were $1.1 billion in the first quarter of 2002 and $1.0 billion in the first quarter of 2001 and included the following:

                                                                                              Three months ended
                                                                                                       March 31,
(In millions)                                                                           2002               2001
-----------------------------------------------------------------------------------------------------------------
                                                                                 (RESTATED)          (RESTATED)
Securitization revenue                                                           $    518.3          $   403.1
Insurance revenue                                                                     170.1              158.6
Investment income                                                                      46.2               41.8
Fee income                                                                            216.5              212.1
Other income                                                                          188.0              161.7
-----------------------------------------------------------------------------------------------------------------
Total other revenues                                                             $  1,139.1          $   977.3
=================================================================================================================

Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Securitization revenue was $518.3 million in the first quarter of 2002, compared to $403.1 million in the prior-year quarter. The increase was due to higher average securitized receivables as well as increases in the level of receivables securitized during the period as a result of our decision to accelerate the timing of securitization activity planned for later in the year. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives.

Securitization revenue included the following:

                                                                                                 Three months ended
                                                                                                          March 31,
(In millions)                                                                                2002             2001
--------------------------------------------------------------------------------------------------------------------
                                                                                       (RESTATED)       (RESTATED)
Net initial gains                                                                     $     74.4       $     26.2
Net replenishment gains                                                                    124.2             95.0
Servicing revenue and excess spread                                                        319.7            281.9
--------------------------------------------------------------------------------------------------------------------
Total                                                                                 $    518.3          $ 403.1
====================================================================================================================

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

Fee income, which includes revenues from fee-based products such as credit cards, was $216.5 million in the first quarter of 2002 compared to 212.1 million in the year-ago period. Increases in our domestic MasterCard and Visa fee income was offset by decreases in the U.K. as a result of the fourth quarter 2001 sale of the $1 billion Goldfish credit card portfolio.

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

Expenses Total costs and expenses for the first quarter of 2002 were $1.1 billion compared to $1.0 billion in the comparable prior-year period. The increase was driven by higher compensation and other expenses to support our growing portfolio. Our owned basis efficiency ratio was 37.1 percent in the first quarter of 2002 compared to 39.9 percent in the comparable prior-year period.

Total costs and expenses included the following:

                                                                                                 Three months ended
                                                                                                          March 31,
(In millions)                                                                                2002             2001
-------------------------------------------------------------------------------------------------------------------
                                                                                       (RESTATED)       (RESTATED)

Salaries and fringe benefits                                                          $    445.3         $  377.6
Sales incentives                                                                            54.1             54.5
Occupancy and equipment expense                                                             92.2             83.5
Other marketing expenses                                                                   140.4            128.7
Other servicing and administrative expenses                                                231.7            195.7
Amortization of acquired intangibles and goodwill                                           19.8             40.6
Policyholders' benefits                                                                     84.0             77.5
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                               $ 1,067.5          $ 958.1
===================================================================================================================

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

Other marketing expenses for the first quarter of 2002 were $140.4 million compared to $128.7 million in the same prior-year period. The increase was primarily due to increased credit card marketing initiatives, primarily in the U.K. MasterCard and Visa portfolio.

Other servicing and administrative expenses for the first quarter of 2002 were $231.7 million compared to $195.7 million in the comparable prior-year period. The increase was primarily due to higher collection, REO and consulting expenses.

Amortization of acquired intangibles and goodwill for the first quarter of 2002 was $19.8 million compared to $40.6 million in the comparable prior-year period. The decrease was primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Amortization of goodwill recorded in past business combinations ceased upon adoption of the new accounting statement.

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

The following table sets forth owned basis credit loss reserves for the periods indicated:

(All dollar amounts are stated in millions)                            March 31,            December 31,       March 31,
                                                                           2002                    2001            2001
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Owned credit loss reserves                                             $ 2,876.6           $    2,663.1     $   2,282.4
Reserves as a percent of:
     Receivables                                                            3.61%                  3.33%           3.32%
     Net charge-offs (1)                                                   100.1                   98.6           107.4
     Nonperforming loans                                                    92.7                   91.0            91.1
==========================================================================================================================

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

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

                                                                              March 31,      December 31,      March 31,
(All dollar amounts are stated in millions)                                       2002              2001           2001
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Managed credit loss reserves                                            $    4,146.5         $   3,811.4     $  3,340.2
Reserves as a percent of:
     Receivables                                                                4.10%              3.78%           3.78%
     Net charge-offs (1)                                                       100.5                98.9          107.1
     Nonperforming loans                                                       108.3               105.0          107.6
=========================================================================================================================

(1) Quarter-to-date, annualized

CREDIT QUALITY

Delinquency - Owned Basis

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

                                                                              March 31,      December 31,      March 31,
                                                                                  2002              2001           2001
-------------------------------------------------------------------------------------------------------------------------
Real estate secured                                                             2.88%               2.63%          2.55%
Auto finance                                                                    2.04                2.92           1.74
MasterCard/Visa                                                                 6.54                5.67           5.02
Private label                                                                   6.33                5.99           5.62
Personal non-credit card                                                        9.60                9.04           8.79
-------------------------------------------------------------------------------------------------------------------------
Total Owned                                                                     4.77%               4.53%          4.36%
=========================================================================================================================



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

Net Charge-offs of Consumer Receivables - Owned Basis

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

                                                                                      March 31,    December 31,      March 31,
                                                                                           2002            2001           2001
------------------------------------------------------------------------------------------------------------------------------
Real estate secured                                                                        .65%            .64%           .43%
Auto finance                                                                              5.63            4.91           3.93
MasterCard/Visa                                                                           9.73            7.90           8.17
Private label                                                                             6.25            6.12           5.02
Personal non-credit card                                                                  7.71            6.97           6.12
------------------------------------------------------------------------------------------------------------------------------
Total Owned                                                                               3.61%           3.43%          3.12%
==============================================================================================================================
Real estate charge-offs and REO expense as a percent of average real
    estate secured receivables                                                            1.05%            .94%           .77%
==============================================================================================================================

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

OWNED NONPERFORMING ASSETS

                                                                                      March 31,    December 31,      March 31,
(In millions)                                                                              2002            2001           2001
------------------------------------------------------------------------------------------------------------------------------
Nonaccrual receivables                                                               $ 2,261.0       $ 2,079.5      $ 1,825.1
Accruing consumer receivables
     90 or more days delinquent                                                          839.3           844.1          669.3
Renegotiated commercial loans                                                              1.3             2.1           12.3
------------------------------------------------------------------------------------------------------------------------------
Total nonperforming receivables                                                        3,101.6         2,925.7        2,506.7
Real estate owned                                                                        459.4           398.9          350.2
Total nonperforming assets                                                           $ 3,561.0       $ 3,324.6      $ 2,856.9
==============================================================================================================================
Credit loss reserves as a percent of                                                      92.7%           91.0%          91.1%
      nonperforming receivables
==============================================================================================================================

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.3 Household International Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

     10.5 Household International, Inc. 1996 Long-Term Executive Incentive Compensation Plan, as amended (incorporated by reference to Exhibit
          10.5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

     10.12 Executive Employment Agreement between Household International, Inc. and W. F. Aldinger (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

     10.13 Executive Employment Agreement between Household International, Inc. and G. D. Gilmer (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

     10.14 Executive Employment Agreement between Household International, Inc. and D. A. Schoenholz (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended March 31,
          2002).

     10.16 Executive Employment Agreement between Household International, Inc. and R. J. Fabiano (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

     10.17 Executive Employment Agreement between Household International, Inc. and S. N. Mehta (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

     12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

     99.1 Debt and Preferred Stock Securities Ratings.

     99.2 Letter from KPMG LLP re: Statement of Auditing Standards No. 71.

     99.3 Certification of Chief Executive Officer.

     99.4 Certification of Chief Financial Officer.

(b)  Reports on Form 8-K

     During the first quarter of 2002, the Registrant filed the following Current Reports on Form 8-K:

     . Report filed January 16, 2002 with respect to the press release pertaining to the financial results of Household International, Inc. for the quarter and year ended December 31, 2001.

     . Report dated January 28, 2002 with respect to presentations to certain fixed income investors and analysts at various locations in Europe.

     . Report dated March 13, 2002 with respect to presentations to certain fixed income investors in London, England.

     . Report dated March 21, 2002 with respect to exhibits to a registration statement on Form S-3 (Reg. No. 333-60510) for the offering of 400,000 shares of 7.60% Cumulative Preferred Stock, Series 2002-A.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HOUSEHOLD INTERNATIONAL, INC.
                                               ----------------------------
                                               (Registrant)



Date:    August 14, 2002                       By: /s/ David A. Schoenholz
         ---------------                       ---------------------------
                                               David A. Schoenholz
                                               President -
                                               Chief Operating Officer
                                               (also as principal
                                               financial officer) and on
                                               behalf of Household
                                               International, Inc.

Exhibit Index

     10.3 Household International Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

     10.5 Household International, Inc. 1996 Long-Term Executive Incentive Compensation Plan, as amended (incorporated by reference to Exhibit
           10.5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

     10.12 Executive Employment Agreement between Household International, Inc. and W. F. Aldinger (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

     10.13 Executive Employment Agreement between Household International, Inc. and G. D. Gilmer (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

     10.14 Executive Employment Agreement between Household International, Inc. and D. A. Schoenholz (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended March 31,
           2002).

     10.16 Executive Employment Agreement between Household International, Inc. and R. J. Fabiano (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

     10.17 Executive Employment Agreement between Household International, Inc. and S. N. Mehta (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

     12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

     99.1  Debt and Preferred Stock Securities Ratings.

     99.2  Letter from KPMG LLP re: Statement of Auditing Standards Number 71.

     99.3  Certification of Chief Executive Officer.

     99.4  Certification of Chief Financial Officer.