Form 10-Q
period 2002-06-30
HOUSEHOLD INTERNATIONAL INC
filed 2002-08-14
CIK 354964

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                 (847) 564-5000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 2002, there were 454,785,081 shares of the registrant's common stock outstanding.

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                                Table of Contents

PART I.        Financial Information                                                   Page
                                                                                       ----
  Item 1.      Financial Statements

               Condensed Consolidated Statements of Income (Unaudited) -
               Three and six months ended June 30, 2002 and 2001 (RESTATED)               2

               Condensed Consolidated Balance Sheets (Unaudited) -
               June 30, 2002 and December 31, 2001 (RESTATED)                             3

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Six months ended June 30, 2002 and 2001 (RESTATED)                         4

               Notes to Interim Condensed Consolidated Financial
               Statements (Unaudited)                                                     5

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations                             14


PART II.       Other Information

  Item 4.      Submission of Matters to a Vote of Security Holders                       29

  Item 6.      Exhibits and Reports on Form 8-K                                          30

  Signature                                                                              31

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

---------------------------------------------------------------------------------------------------------------
                                                                       Three months                 Six months
                                                                              ended                      ended
                                                                           June 30,                   June 30,
(In millions, except per share data)                         2002             2001        2002           2001
---------------------------------------------------------------------------------------------------------------
                                                                        (RESTATED)                  (RESTATED)
Finance and other interest income                         $2,609.9       $2,434.4       $5,145.6     $4,849.6
Interest expense                                             980.9        1,048.4        1,919.7      2,155.2
---------------------------------------------------------------------------------------------------------------
  Net interest margin                                      1,629.0        1,386.0        3,225.9      2,694.4
Provision for credit losses
  on owned receivables                                       850.9          657.1        1,773.9      1,360.7
---------------------------------------------------------------------------------------------------------------
Net interest margin after
  provision for credit losses                                778.1          728.9        1,452.0      1,333.7
---------------------------------------------------------------------------------------------------------------
Securitization revenue                                       523.4          397.4        1,041.7        800.5
Insurance revenue                                            177.5          159.3          347.6        317.9
Investment income                                             44.0           37.8           90.2         79.6
Fee income                                                   190.3          223.5          406.8        435.6
Other income                                                  95.3           49.4          283.3        211.1
---------------------------------------------------------------------------------------------------------------
  Total other revenues                                     1,030.5          867.4        2,169.6      1,844.7
---------------------------------------------------------------------------------------------------------------
Salaries and fringe benefits                                 453.0          387.2          898.3        764.8
Sales incentives                                              67.6           73.6          121.7        128.1
Occupancy and equipment expense                               93.3           83.7          185.5        167.2
Other marketing expenses                                     133.5          121.8          273.9        250.5
Other servicing and administrative
   expenses                                                  204.1          173.0          435.8        368.7
Amortization of acquired intangibles
   and goodwill                                               12.6           39.0           32.4         79.6
Policyholders' benefits                                       87.4           73.1          171.4        150.6
---------------------------------------------------------------------------------------------------------------
  Total costs and expenses                                 1,051.5          951.4        2,119.0      1,909.5
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                   757.1          644.9        1,502.6      1,268.9
Income taxes                                                 249.7          221.6          504.2        440.1
---------------------------------------------------------------------------------------------------------------
Net income                                                $  507.4       $  423.3       $  998.4    $   828.8
===============================================================================================================
EARNINGS PER COMMON SHARE
Net income                                                $  507.4       $  423.3       $  998.4    $   828.8
Preferred dividends                                          (15.5)          (2.3)         (24.0)        (4.6)
---------------------------------------------------------------------------------------------------------------
Earnings available to common
  shareholders                                            $  491.9       $  421.0       $  974.4    $   824.2
---------------------------------------------------------------------------------------------------------------
Average common shares                                        456.3          463.0          456.6        464.5
Average common and common
   equivalent shares                                         461.2          469.6          461.5        470.8
---------------------------------------------------------------------------------------------------------------
Basic earnings per common share                           $   1.08       $    .91      $    2.13   $     1.77
Diluted earnings per common share                             1.07            .90           2.11         1.75
---------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER
   COMMON SHARE                                           $    .25       $    .22      $     .47   $      .41
---------------------------------------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


--------------------------------------------------------------------------------------------------------
                                                                              June 30,     December 31,
(In millions, except share and per share data)                                    2002             2001
--------------------------------------------------------------------------------------------------------
ASSETS                                                                                   (RESTATED)
Cash                                                                        $   346.6        $   543.6
Investment securities                                                         8,229.7          3,580.5
Receivables, net                                                             82,133.0         79,263.5
Acquired intangibles, net                                                       418.5            455.6
Goodwill                                                                      1,122.1          1,107.4
Properties and equipment, net                                                   550.0            531.1
Real estate owned                                                               456.7            398.9
Other assets                                                                  3,549.7          3,030.3
--------------------------------------------------------------------------------------------------------
Total assets                                                                $96,806.3        $88,910.9
========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
    Deposits                                                                $ 5,611.8        $ 6,562.3
    Commercial paper, bank and other borrowings                               3,598.7         12,024.3
    Senior and senior subordinated debt (with original
        maturities over one year)                                            73,269.4         56,823.6
--------------------------------------------------------------------------------------------------------
    Total debt                                                               82,479.9         75,410.2
Insurance policy and claim reserves                                           1,037.2          1,094.5
Other liabilities                                                             2,809.8          3,132.5
--------------------------------------------------------------------------------------------------------
    Total liabilities                                                        86,326.9         79,637.2
--------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
     securities of subsidiary trusts*                                           975.0            975.0
Preferred stock                                                                 843.2            455.8
Common shareholders' equity:
    Common stock, $1.00 par value, 750,000,000 shares authorized,
        551,779,393 and 551,684,740 shares issued at June 30,
        2002 and December 31, 2001, respectively                                551.7            551.7
    Additional paid-in capital                                                2,058.3          2,030.0
    Retained earnings                                                         9,597.3          8,837.5
    Accumulated other comprehensive income (loss)                              (605.3)          (732.4)
    Less common stock in treasury, 95,154,527 and 94,560,437
        shares at June 30, 2002 and December 31, 2001,
        respectively, at cost                                                (2,940.8)        (2,843.9)
--------------------------------------------------------------------------------------------------------
    Total common shareholders' equity                                         8,661.2          7,842.9
--------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                  $96,806.3        $88,910.9
========================================================================================================

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

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


---------------------------------------------------------------------------------------------------------------
                                                                                              Six months ended
                                                                                                      June 30,
(In millions)                                                                            2002             2001
---------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS                                                                          (RESTATED)
Net income                                                                         $    998.4        $   828.8
Adjustments to reconcile net income to cash
   provided by operations:
   Provision for credit losses on owned receivables                                   1,773.9          1,360.7
    Insurance policy and claim reserves                                                  86.8            142.6
    Depreciation and amortization                                                       116.5            165.9
    Interest-only strip receivables, net change                                         (58.8)            (1.0)
    Other assets, excluding FAS No. 133                                                 (60.7)            20.6
   Other liabilities, excluding FAS No. 133                                             737.5           (167.9)
    Other, net                                                                           82.3             24.2
---------------------------------------------------------------------------------------------------------------
Cash provided by operations                                                           3,675.9          2,373.9
---------------------------------------------------------------------------------------------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
   Purchased                                                                         (2,817.3)        (1,023.8)
   Matured                                                                              621.8            212.5
   Sold                                                                                 232.0            403.8
Short-term investment securities, net change                                         (2,585.3)           169.6
Receivables:
   Originations, net                                                                (22,697.8)       (19,906.6)
   Purchases and related premiums                                                      (406.5)          (349.4)
   Sold                                                                              18,603.4         14,621.2
Properties and equipment purchased                                                      (84.4)          (104.6)
Properties and equipment sold                                                             3.0              3.1
---------------------------------------------------------------------------------------------------------------
Cash decrease from investments in operations                                         (9,131.1)        (5,974.2)
---------------------------------------------------------------------------------------------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change                                      (7,709.4)           494.6
Time certificates, net change                                                          (951.8)          (710.6)
Senior and senior subordinated debt issued                                           19,811.9         11,301.7
Senior and senior subordinated debt retired                                          (5,747.4)        (7,177.1)
Policyholders' benefits paid                                                           (214.0)           (49.1)
Cash received from policyholders                                                         35.4             27.6
Shareholders' dividends                                                                (238.5)          (194.4)
Purchase of treasury stock                                                             (160.0)          (539.0)
Issuance of common stock                                                                 86.4             48.6
Issuance of preferred stock                                                             387.4              -
Issuance of company obligated mandatorily redeemable
   preferred securities of subsidiary trusts                                              -              200.0
---------------------------------------------------------------------------------------------------------------
Cash increase from financing and capital transactions                                 5,300.0          3,402.3
---------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                 (41.8)             9.8
---------------------------------------------------------------------------------------------------------------
Decrease in cash                                                                       (197.0)          (188.2)
Cash at January 1                                                                       543.6            490.2
---------------------------------------------------------------------------------------------------------------
Cash at June 30                                                                    $    346.6        $   302.0
===============================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                                                      $  1,891.8        $ 2,020.3
Income taxes paid                                                                       469.0            607.4
---------------------------------------------------------------------------------------------------------------


See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2002 should not be considered indicative of the results for any future quarters or the year ending December 31, 2002. Household and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These unaudited condensed consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and footnotes included in our restated Annual Report on Form 10-K for the year ended December 31, 2001 which is included as Exhibit 99.4 to this Form 10-Q.

RESTATEMENT

Household International, Inc. has restated its consolidated financial statements for the years ended December 31, 1999, 2000 and 2001 and the first quarter ended March 31, 2002. We believe this Form 10-Q and the exhibits included herewith include all adjustments relating to the restatement for all such prior periods. The restatement relates to MasterCard/Visa co-branding and affinity credit card relationships and a marketing agreement with a third party credit card marketing company. All were part of our Credit Card Services segment. In consultation with our prior auditors, Arthur Andersen, LLP, we treated payments made in connection with these agreements that were entered into between 1992 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. There is no significant change as a result of these adjustments on the prior period net earnings trends previously reported. The balance of retained earnings at December 31, 2001 has been restated from amounts previously reported to reflect a retroactive charge of $359.9 million, after tax, for these items. The principal executive officer and principal financial officer of Household have certified that this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Household for the period ended June 30, 2002. Our independent auditors have reviewed the unaudited June 30, 2002 financial results and have provided us with the letter required by Statement of Auditing Standards No. 71. This letter is also attached to this Form 10-Q as Exhibit 99.5.

2.   INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:


------------------------------------------------------------------------------------------------------------------
                                                                        June 30,                  December 31,
                                                                            2002                          2001
------------------------------------------------------------------------------------------------------------------
                                                       Amortized            Fair      Amortized           Fair
(In millions)                                               Cost           Value           Cost          Value
------------------------------------------------------------------------------------------------------------------
Corporate debt securities                              $  2,034.1     $  2,017.5      $  2,089.5     $ 2,054.0
Money market funds                                        2,311.7        2,311.7           342.3         342.3
Certificates of deposit                                     201.8          206.8           246.1         259.8
U.S. government and federal agency debt securities        2,313.0        2,315.1           217.0         217.8
Marketable equity securities                                 31.6           25.1            24.4          21.2
Other                                                     1,274.1        1,282.9           611.6         638.9
                                                       -------------------------------------------------------
Subtotal                                                  8,166.3        8,159.1         3,530.9       3,534.0
Accrued investment income                                    70.6           70.6            46.5          46.5
                                                       -----------------------------------------------------------
Total available-for-sale investments                   $  8,236.9     $  8,229.7      $  3,577.4      $3,580.5
                                                       ===========================================================



3.   RECEIVABLES

Receivables consisted of the following:

--------------------------------------------------------------------------------------------------------
                                                                            June 30,       December 31,
(In millions)                                                                  2002               2001
--------------------------------------------------------------------------------------------------------
Real estate secured                                                    $    48,312.1       $  43,856.8
Auto finance                                                                 2,362.6           2,368.9
MasterCard*/Visa*                                                            6,880.7           8,141.2
Private label                                                               10,827.1          11,663.9
Personal non-credit card                                                    14,272.6          13,337.0
Commercial and other                                                           482.8             506.9
--------------------------------------------------------------------------------------------------------
Total owned receivables                                                     83,137.9          79,874.7

Accrued finance charges                                                      1,551.6           1,559.8
Credit loss reserve for owned receivables                                   (2,983.3)         (2,663.1)
Unearned credit insurance premiums and claims reserves                        (878.0)           (895.8)
Interest-only strip receivables                                              1,012.2             968.2
Amounts due and deferred from receivable sales                                 292.6             419.7
--------------------------------------------------------------------------------------------------------
Total owned receivables, net                                                82,133.0          79,263.5
Receivables serviced with limited recourse                                  22,322.7          20,948.0
--------------------------------------------------------------------------------------------------------
Total managed receivables, net                                           $ 104,455.7        $100,211.5
========================================================================================================


Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,385.6 million at June 30, 2002 and $1,148.3 million at December 31, 2001. Interest-only strip receivables also included fair value mark-to-market adjustments which increased the balance by $334.1 million at June 30, 2002 and $348.6 million at December 31, 2001.

Receivables serviced with limited recourse consisted of the following:

----------------------------------------------------------------------------------------------------------------
                                                                                    June 30,       December 31,
(In millions)                                                                           2002               2001
----------------------------------------------------------------------------------------------------------------
Real estate secured                                                           $       575.4       $     861.8
Auto finance                                                                        4,518.2           4,026.6
MasterCard/Visa                                                                     9,905.8           9,254.0
Private label                                                                       2,649.9           2,150.0
Personal non-credit card                                                            4,673.4           4,655.6
----------------------------------------------------------------------------------------------------------------
Total receivables serviced with limited recourse                              $    22,322.7       $  20,948.0
================================================================================================================


The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:

----------------------------------------------------------------------------------------------------------------
                                                                                    June 30,       December 31,
(In millions)                                                                           2002               2001
----------------------------------------------------------------------------------------------------------------
Real estate secured                                                           $    48,887.5       $  44,718.6
Auto finance                                                                        6,880.8           6,395.5
MasterCard/Visa                                                                    16,786.5          17,395.2
Private label                                                                      13,477.0          13,813.9
Personal non-credit card                                                           18,946.0          17,992.6
Commercial and other                                                                  482.8             506.9
----------------------------------------------------------------------------------------------------------------
Total managed receivables                                                     $   105,460.6       $ 100,822.7
================================================================================================================


* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

4.   CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three and six months ended June 30 was as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                    Three months ended                  Six months ended
                                                                                  June 30,                           June 30,
(In millions)                                                     2002                2001          2002                 2001
----------------------------------------------------------------------------------------------------------------------------------
Credit loss reserves for owned receivables:
   Credit loss reserves at beginning of period               $ 2,876.6           $ 2,282.4     $ 2,663.1            $ 2,111.9
   Provision for credit losses                                   850.9               657.1       1,773.9              1,360.7
   Charge-offs                                                  (830.6)             (631.2)     (1,609.2)            (1,219.3)
   Recoveries                                                     65.0                58.0         124.9                114.6
   Other, net                                                     21.4                10.2          30.6                  8.6
----------------------------------------------------------------------------------------------------------------------------------
Credit loss reserves for owned receivables
   at June 30                                                  2,983.3             2,376.5       2,983.3              2,376.5
----------------------------------------------------------------------------------------------------------------------------------
Credit loss reserves for receivables
   serviced with limited recourse:
   Credit loss reserves at beginning of period                 1,269.9             1,057.8       1,148.3              1,082.3
   Provision for credit losses                                   427.5               277.7         866.8                506.9
   Charge-offs                                                  (353.1)             (274.5)       (689.0)              (538.8)
   Recoveries                                                     26.0                18.6          49.1                 34.8
   Other, net                                                     15.3                  .4          10.4                 (5.2)
----------------------------------------------------------------------------------------------------------------------------------
Credit loss reserves for receivables serviced with
   limited recourse at June 30                                 1,385.6             1,080.0       1,385.6              1,080.0
----------------------------------------------------------------------------------------------------------------------------------
Total credit loss reserves for managed receivables
   at June 30                                                $ 4,368.9           $ 3,456.5     $ 4,368.9            $ 3,456.5
==================================================================================================================================


We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and intended to be adequate but not excessive. We statistically estimate losses for consumer receivables based on delinquency and reage status and past loss experience. In addition, we provide loss reserves on consumer receivables to reflect our assessment of portfolio risk factors which may not be fully reflected in the statistical calculation (which uses roll rates and migration analysis). These risk factors include bankruptcy trends, recent growth, product mix, economic conditions and current levels of charge-offs and delinquencies.

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

We do not hold any intangible assets which are not subject to amortization. Amortized acquired intangibles consisted of the following:

--------------------------------------------------------------------------------------------------------------------
                                                                                        June 30,    December 31,
(In millions)                                                                             2002              2001
--------------------------------------------------------------------------------------------------------------------
Purchased credit card relationships                                                $   1,038.6         $ 1,038.6
Other intangibles                                                                         26.5              26.5
Accumulated amortization - purchased credit card relationships                         ( 639.9)           (603.8)
Accumulated amortization - other intangibles                                              (6.7)             (5.7)
--------------------------------------------------------------------------------------------------------------------
Acquired intangibles, net                                                               $418.5        $    455.6
====================================================================================================================

Acquired intangible amortization expense totaled $12.6 million for the quarter ended June 30, 2002, $24.2 million for the quarter ended June 30, 2001, $32.4 million for the six months ended June 30, 2002, $50.2 million for the six months ended June 30, 2001 and $99.0 million for the twelve months ended December 31, 2001.

Estimated amortization expense associated with our acquired intangibles for each of the following years is as follows:

-----------------------------------------------------------------------------
(In millions)
Year ending December 31,
-----------------------------------------------------------------------------
2002                                                                   $57.7
2003                                                                    50.3
2004                                                                    47.7
2005                                                                    43.3
2006                                                                    40.9
-----------------------------------------------------------------------------

The following tables disclose the impact of goodwill amortization on net income and earnings per share for the periods indicated.

---------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended             Six months ended
                                                                               June 30,                     June 30,
(In millions)                                                        2002          2001           2002          2001
---------------------------------------------------------------------------------------------------------------------
Reported net income                                               $507.4         $423.3         $998.4       $ 828.8
Add back: Goodwill amortization, net                                  --           11.6             --          23.2
---------------------------------------------------------------------------------------------------------------------
Adjusted net income                                               $507.4         $434.9         $998.4        $852.0
=====================================================================================================================

---------------------------------------------------------------------------------------------------------------------
                                                                                                  Three months ended
                                                                                                            June 30,
                                                                                          2002                  2001
---------------------------------------------------------------------------------------------------------------------
                                                                             Basic    Diluted       Basic    Diluted
---------------------------------------------------------------------------------------------------------------------

                                       8

---------------------------------------------------------------------------------------------------------------------
Reported earnings per share                                              $   1.08   $     1.07      $.91        $.90
Add back: Goodwill amortization, net                                           --           --       .03         .03
---------------------------------------------------------------------------------------------------------------------
Adjusted earnings per share                                              $    1.08  $     1.07      $.94        $.93
=====================================================================================================================


---------------------------------------------------------------------------------------------------------------------
                                                                                                    Six months ended
                                                                                                            June 30,
                                                                                          2002                  2001
---------------------------------------------------------------------------------------------------------------------
                                                                             Basic    Diluted       Basic    Diluted
---------------------------------------------------------------------------------------------------------------------
Reported earnings per share                                              $   2.13   $     2.11 $    1.77   $ 1.75
Add back: Goodwill amortization, net                                           --           --       .05      .05
---------------------------------------------------------------------------------------------------------------------
Adjusted earnings per share                                              $   2.13   $     2.11 $    1.82   $ 1.80
=====================================================================================================================

There were no significant changes to our recorded amount of goodwill, either in total or by segment, during the quarter or six months ended June 30, 2002.

6.   INCOME TAXES (RESTATED)

Our effective tax rate was 33.6 percent for the six months ended June 30, 2002 and 34.7 percent for the first six months of 2001. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

7.   EARNINGS PER COMMON SHARE (RESTATED)

Computations of earnings per common share for the three and six months ended June 30 were as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                       Three months ended                     Three months ended
                                                                                 June 30,                               June 30,
(In millions, except per share data)                                                 2002                                   2001
--------------------------------------------------------------------------------------------------------------------------------
                                                       Diluted             Basic              Diluted             Basic
                                                    -------------- ----------------------- -------------- -----------------------
Earnings:
      Net income                                    $    507.4            $    507.4       $    423.3          $   423.3
      Preferred dividends                                (15.5)                (15.5)            (2.3)              (2.3)
---------------------------------------------------------------------------------------------------------------------------------
Earnings available to common shareholders           $    491.9            $    491.9       $    421.0          $   421.0
---------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding:
      Common                                             456.3                 456.3            463.0              463.0
      Common equivalents                                   4.9                   -                6.6                -
---------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding assuming dilution             461.2                 456.3            469.6              463.0
---------------------------------------------------------------------------------------------------------------------------------
Earnings per common share, as restated              $     1.07            $     1.08        $     .90          $     .91
=================================================================================================================================
Earnings per common share, as reported              $     1.08            $     1.09        $     .93          $     .94
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
                                                                         Six months ended                       Six months ended
                                                                                 June 30,                               June 30,
(In millions, except per share data)                                                 2002                                   2001
---------------------------------------------------------------------------------------------------------------------------------
                                                       Diluted             Basic              Diluted             Basic
                                                    -------------- ----------------------- -------------- -----------------------
Earnings:
      Net income                                       $  998.4          $  998.4             $  828.8           $  828.8
      Preferred dividends                                 (24.0)            (24.0)                (4.6)              (4.6)
---------------------------------------------------------------------------------------------------------------------------------
Earnings available to common shareholders              $  974.4          $  974.4             $  824.2           $  824.2
---------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding:
      Common                                              456.6             456.6                464.5              464.5
      Common equivalents                                    4.9               -                    6.3                -
---------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding assuming dilution              461.5             456.6                470.8              464.5
---------------------------------------------------------------------------------------------------------------------------------
Earnings per common share, as restated                 $   2.11          $   2.13             $   1.75           $   1.77
=================================================================================================================================
Earnings per common share, as reported                 $   2.17          $   2.19             $   1.84           $   1.86
=================================================================================================================================



8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

We have formed special purpose trusts for the purpose of issuing trust preferred securities. The sole assets of these trusts are Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Notes") issued by Household. The following table summarizes our company obligated mandatorily redeemable preferred securities of subsidiary trusts ("Preferred Securities") and the related Junior Subordinated Notes:

---------------------------------------------------------------------------------------------------------------------
                                   Household         Household         Household         Household         Household
(Dollar amounts are        Capital Trust VII     Capital Trust   Capital Trust V     Capital Trust   Capital Trust I
in millions)                     ("HCT VII")     VI ("HCT VI")         ("HCT V")     IV ("HCT IV")         ("HCT I")
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

HCT I, HCT IV, HCT V, HCT VI and HCT VII (collectively, "the Trusts") are wholly owned subsidiaries of Household. Household's obligations with respect to the Junior Subordinated Notes, when considered together with certain undertakings of Household with respect to the Trusts, constitute full and unconditional guarantees by Household of the Trust's obligations under the respective Preferred Securities. The Preferred Securities are classified in our balance sheet as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interests in the trusts) at their face and redemption amount of $975 million at both June 30, 2002 and December 31, 2001.

9. FORWARD PURCHASE AGREEMENTS

At June 30, 2002, we had agreements to purchase, on a forward basis, approximately 6.1 million shares of our common stock with a weighted-average forward price of $55.63 per share. The agreements expire at various dates through June 2003. These agreements may be settled physically or on a net basis either in shares of our common stock or in cash, depending on the terms of the various agreements, at our option and consequently are accounted for as permanent equity. During the current quarter, we received 966,000 shares at an average cost of $62.11 per share as a result of settlements under these forward contracts.

Under a net share settlement, if the price of our common stock falls below the forward price, we would be required to deliver common shares to the counterparty based upon the difference between the forward price and the then current stock price. Conversely, if the price of our common stock rises above the forward price, the counterparty would be required to deliver to us shares of our common stock based on the price difference. Based upon the closing price of our common stock of $49.70 per share at June 30, 2002, we would have been required to deliver approximately 731,800 shares of our common stock to net share settle these contracts at June 30, 2002. If our common stock price had been lower by $1 per share at June 30, 2002, we would have been required to deliver an additional 141,000 common shares to net share settle these contracts. If our common stock price had been higher by $1 per share at June 30, 2002, we would have been required to deliver a total of 596,400 shares of our common stock to net share settle the contracts. These agreements, however, contain limits on the number of shares to be delivered under a net share settlement, regardless of the price of our common stock. At June 30, 2002, the maximum number of common shares we would be required to deliver to net share settle the 6.1 million shares currently outstanding was 31.5 million shares.

10. COMPREHENSIVE INCOME (RESTATED)

Comprehensive income was $297.7 million for the quarter ended June 30, 2002, $444.8 million for the quarter ended June 30, 2001, $1,125.5 million for the six months ended June 30, 2002, and $549.7 million for the six months ended June 30, 2001.

The components of accumulated other comprehensive income were as follows:

--------------------------------------------------------------------------------------------------------------------
(In millions)                                                                           June 30,      December 31,
                                                                                           2002              2001
--------------------------------------------------------------------------------------------------------------------
Unrealized losses on cash flow hedging instruments                                $      (567.9)  $        (699.1)
Unrealized gains on investments and interest-only strip receivables                       207.6             223.3
Foreign currency translation adjustments                                                 (245.0)           (256.6)
--------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)                                     $      (605.3)  $        (732.4)
====================================================================================================================

11. NEW ACCOUNTING PRONOUNCEMENTS AND CHANGES IN ACCOUNTING POLICIES

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"). The adoption of FAS No. 144 did not have a significant impact on our operations.

In the second quarter, we adopted the fair value method of accounting for our stock option and employee stock purchase plans in 2002. Under the guidance of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("FAS No. 123"), companies may either recognize stock-based compensation expense associated with these plans currently in income or disclose the pro forma impact of the expense. Pursuant to the requirements of FAS No. 123, options granted prior to January 1, 2002 continue to be accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which expenses for stock options are generally not recognized. The impact of adopting the expense recognition provisions of FAS No. 123 is not expected to have a significant impact on our future results of operations.

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

We allocate resources and provide information to management for decision making on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to our reported financial information in our consolidated financial statements. This adjustment reclassifies net interest margin, fee income and loss provision into securitization revenue.

Reportable Segments - Managed Basis

                                                                                                                      Adjustments/
                                                            Credit Card         Inter-            All                  Reconciling
(In millions)                                  Consumer        Services       national          Other          Totals        Items
------------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2002
Net interest margin                      $     1,718.9    $       423.0  $      154.1  $       (15.4)    $    2,280.6        -
Fee income                                        84.3            256.5          13.1            1.4            355.3        -
Other revenues(1)                                140.3             41.4          93.2          141.8            416.7   $  (53.1)(2)
Intersegment revenues                             42.8              8.2           2.5            (.4)            53.1      (53.1)(2)
Provision for credit losses                      841.5            346.8          88.8             .4          1,277.5         .9 (3)
Net income                                       363.5             65.9          56.1           56.3            541.8      (34.4)
Receivables                                   80,134.5         16,566.9       7,648.8        1,110.4        105,460.6        -
Assets                                        82,320.2         17,612.6       8,915.6       19,643.9        128,492.3   (9,363.3)(4)
Goodwill                                         857.6            248.7           1.0           14.8          1,122.1        -
------------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2001
Net interest margin                      $     1,398.2    $       344.2  $      146.5  $       (11.4)    $    1,877.5        -
Fee income                                        88.3            275.0          19.2            1.5            384.0        -
Other revenues(1)                                 82.8             30.4          44.6          105.6            263.4   $  (66.8)(2)
Intersegment revenues                             54.7             10.6           2.0            (.5)            66.8      (66.8)(2)
Provision for credit losses                      524.2            331.3          63.6           15.3            934.4         .4 (3)
Net income                                       363.2             36.7          34.8           31.2            465.9      (42.6)
Receivables                                   67,182.8         15,806.6       7,875.6          673.5         91,538.5        -
Assets                                        69,696.4         16,876.4       9,124.1       14,113.1        109,810.0   (9,499.7)(4)
Goodwill                                         864.8            255.6           1.1           15.2          1,136.7        -
------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2002
Net interest margin                      $     3,377.1    $       840.8  $      307.5  $         8.4     $    4,533.8        -
Fee income                                       172.9            527.0          23.2            4.2            727.3        -
Other revenues(1)                                305.7            108.3         136.3          380.1            930.4   $ (100.7)(2)
Intersegment revenues                             78.6             18.2           4.8            (.9)           100.7     (100.7)(2)
Provision for credit losses                    1,762.5            717.4         150.9           33.5          2,664.3      (23.6)(3)
Net income                                       670.7            143.3          81.9          151.5          1,047.4      (49.0)
------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2001
Net interest margin                      $     2,749.2    $       691.9  $      299.4  $       (48.3)    $    3,692.2        -
Fee income                                       183.9            527.2          34.1            2.8            748.0        -
Other revenues(1)                                111.5             50.7          83.6          332.6            578.4   $ (123.3)(2)
Intersegment revenues                            100.9             19.5           3.9           (1.0)           123.3     (123.3)(2)
Provision for credit losses                    1,101.5            628.0         118.6           18.6          1,866.7         .9 (3)
Net income                                       641.6             69.9          81.2          114.8            907.5      (78.7)
------------------------------------------------------------------------------------------------------------------------------------

                                                    Managed                               Owned
                                                      Basis                               Basis
                                               Consolidated  Securitization        Consolidated
                                                     Totals     Adjustments              Totals
-----------------------------------------------------------------------------------------------
Three months ended June 30, 2002
Net interest margin                           $    2,280.6    $  (651.6)(5)       $     1,629.0
Fee income                                           355.3       (165.0)(5)               190.3
Other revenues(1)                                    363.6        389.2 (5)               752.8
Intersegment revenues                                  -            -                      -
Provision for credit losses                        1,278.4       (427.5)(5)               850.9
Net income                                           507.4          -                     507.4
Receivables                                      105,460.6    (22,322.7)(6)            83,137.9
Assets                                           119,129.0    (22,322.7)(6)            96,806.3
Goodwill                                           1,122.1          -                   1,122.1
------------------------------------------------------------------------------------------------
Three months ended June 30, 2001
Net interest margin                           $    1,877.5    $  (491.5)(5)       $     1,386.0
Fee income                                           384.0       (160.5)(5)               223.5
Other revenues(1)                                    196.6        374.2 (5)               570.8
Intersegment revenues                                  -            -                      -
Provision for credit losses                          934.8       (277.7)(5)               657.1
Net income                                           423.3          -                     423.3
Receivables                                       91,538.5    (19,783.7)(6)            71,754.8
Assets                                           100,310.3    (19,783.7)(6)            80,526.6
Goodwill                                           1,136.7          -                   1,136.7
------------------------------------------------------------------------------------------------
Six months ended June 30, 2002
Net interest margin                           $    4,533.8    $(1,307.9)(5)       $     3,225.9
Fee income                                           727.3       (320.5)(5)               406.8
Other revenues(1)                                    829.7        761.7 (5)             1,591.4
Intersegment revenues                                  -            -                      -
Provision for credit losses                        2,640.7       (866.8)(5)             1,773.9
Net income                                           998.4          -                     998.4
------------------------------------------------------------------------------------------------
Six months ended June 30, 2001
Net interest margin                           $    3,692.2    $  (997.8)(5)       $     2,694.4
Fee income                                           748.0       (312.4)(5)               435.6
Other revenues(1)                                    455.1        803.4 (5)             1,258.5
Intersegment revenues                                  -            -                      -
Provision for credit losses                        1,867.6       (506.9)(5)             1,360.7
Net income                                           828.8          -                     828.8
------------------------------------------------------------------------------------------------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Household International, Inc. and Subsidiaries


FINANCIAL HIGHLIGHTS (RESTATED)

---------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended                Six months ended
                                                                                  June 30,                        June 30,
(Dollar amounts are in millions, except per share data)                2002         2001             2002           2001
---------------------------------------------------------------------------------------------------------------------------
Net income                                                         $   507.4     $   423.3       $    998.4    $    828.8
Diluted earnings per common share                                       1.07           .90             2.11          1.75
Net interest margin and other revenues(1)                            2,572.1       2,180.3          5,224.1       4,388.5
Owned Basis Ratios:
     Return on average owned assets                                     2.18 %        2.14 %           2.18 %        2.11 %
     Return on average common shareholders' equity                      22.9          22.5             23.2          22.2
     Net interest margin                                                7.62          7.74             7.72          7.63
     Consumer net charge-off ratio, annualized                          3.76          3.26             3.69          3.19
     Reserves as a percentage of net charge-offs                        97.4         103.7            100.5         107.6
     Efficiency ratio(2)                                                37.5          40.3             37.3          40.1
Managed Basis Ratios:(3)
     Return on average managed assets                                   1.78 %        1.72 %           1.77 %        1.70 %
     Net interest margin                                                8.55          8.27             8.64          8.21
     Consumer net charge-off ratio, annualized                          4.26          3.71             4.17          3.63
     Reserves as a percentage of net charge-offs                       100.0         104.2            102.8         107.4
     Efficiency ratio(2)                                                32.1          35.7             32.0          35.9
---------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
                                                                          Owned Basis                 Managed Basis:(3)
                                                                   -------------------------     --------------------------
                                                                     June 30,   December 31,       June 30,    December 31,
(Dollar amounts are in millions)                                       2002         2001             2002           2001
---------------------------------------------------------------------------------------------------------------------------
     Total assets                                                  $96,806.3     $88,910.9       $119,129.0    $109,858.9
     Receivables                                                    83,137.9      79,874.7        105,460.6     100,822.7
     Common and preferred equity as a percentage of assets              9.82 %        9.33 %           7.98 %        7.55 %
     Common and preferred equity and trust preferred
          securities as a percentage of assets(4)                      10.83         10.43             8.80          8.44
     Tangible equity to tangible managed assets(4)(5)                    n/a           n/a             7.94          7.57
     Two-month-and-over contractual delinquency ratio                   4.61          4.53             4.53          4.46
     Reserves as a percentage of receivables                            3.59          3.33             4.14          3.78
     Reserves as a percentage of performing loans                       96.0          91.0            112.4         105.0
---------------------------------------------------------------------------------------------------------------------------



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

RESTATEMENT

Household International, Inc. has restated its consolidated financial statements for the years ended December 31, 1999, 2000 and 2001 and the first quarter ended March 31, 2002. We believe this Form 10-Q and the exhibits included herewith include all adjustments relating to the restatement for all such prior periods. The restatement relates to MasterCard/Visa co-branding and affinity credit card relationships and a marketing agreement with a third party credit card marketing company. All were part of our Credit Card Services segment. In consultation with our prior auditors, Arthur Andersen, LLP, we treated payments made in connection with these agreements that were entered into between 1992 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amoritized over a shorter period of time. We believe this is a good faith difference of opinion but we are following the advice of our current auditors. There is no significant change as a result of these adjustments on the prior period net earnings trends previously reported. The balance of retained earnings at December 31, 2001 has been restated from amounts previously reported to reflect a retroactive charge of $359.9 million, after tax, for these items. The principal executive officer and principal financial officer of Household have certified that this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Household for the period ended June 30, 2002. Our independent auditors have reviewed the unaudited June 30, 2002 financial results and have provided us with the letter required by Statement of Auditing Standards No. 71. This letter is also attached to this Form 10-Q as Exhibit 99.5.

This cumulative restatement relates to the following periods:

                                        Restatements to Reported Income                  % Change from Prior Period Net Income
-------------------------------------------------------------------------------------------------------------------------------
                                                                               % Change

(Dollars in millions)          Pre-Tax      Tax Effect       After- Tax     to Reported         As Reported        As Restated
-------------------------------------------------------------------------------------------------------------------------------
Q2 2002*                      $  (9.7)         $   3.6        $   (6.1)         (1.2)%              17.0%               20.0%
Q1 2002                         (31.6)            11.6           (20.0)         (3.9)               18.3                21.0
                        -------------------------------------------------------------------------------------------------------
   6 months  2002               (41.3)            15.2           (26.1)         (2.5)               17.7                20.4
                        -------------------------------------------------------------------------------------------------------
2001                           (120.2)            44.3           (75.9)         (3.9)               13.1                13.3
2000                           (110.9)            40.8           (70.1)         (4.1)               14.4                14.2
1999                            (91.8)            33.7           (58.1)         (3.9)               28.5                28.3
1994-1998                      (245.0)            89.2          (155.8)         (3.8)
-------------------------------------------------------------------------------------------------------------------------------
* Compared to that reported in our earnings release of July 17, 2002.

The impact of these amounts to reported diluted earnings per share was as follows:

                                      As Reported           Restated

                             ----------------------------------------
Q2 2002                                    $ 1.08            $1.07
Q1 2002                                      1.09             1.04
                             ----------------------------------------
   6 months 2002                             2.17             2.11
                             ----------------------------------------
2001                                         4.08             3.91
2000                                         3.55             3.40
1999                                         3.07             2.95
---------------------------------------------------------------------

BASIS OF REPORTING

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements, notes and tables included elsewhere in this report and in the restated Household International, Inc. Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") which contains unaudited financial information for Household International, Inc. and is included as an exhibit to this Form 10-Q. We expect that we will file with the Securities and Exchange Commission an amended Form 10-K/A with audited financial information on or about August 31, 2002. Management's discussion and analysis may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect", "anticipate", "intend", "may", "will", "should", "would" and "could". Forward-looking statements involve risks and uncertainties and are based on current views and assumptions. The factors that may affect our actual results are as follows:

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

OPERATIONS SUMMARY AND TRENDS

..    Our net income for the second quarter of 2002 increased 20 percent to
     $507.4 million, from $423.3 million a year ago. Net income for the first six months of 2002 was $998.4 million, compared to $828.8 million in the year-ago period. Diluted earnings per share was $1.07 in the second quarter and $2.11 for the first six months of 2002, compared to $.90 and $1.75 in the same periods in 2001. Our improved results were due to significant receivable and revenue growth. Partially offsetting the revenue growth were higher operating expenses as a result of portfolio growth and higher credit loss provision due to the economic environment. We anticipate that our cost of funds may increase during any period where we cannot fully access the global capital markets due to our lack of audited financial statements.
     Our credit loss provision was greater than charge-offs by $85.3 million in the current quarter and $289.6 million for the first six months of 2002. In addition, our year-to-date earnings included higher revenues from our tax refund lending business which contributed $.19 to our first quarter earnings per share, an increase of 27 percent over the $.15 contribution in the first quarter of 2001.

..    In the first half of the year, we took a number of steps as part of our liquidity management plans which reduced our reliance on short-term debt and strengthened our position against market induced volatility. These steps included establishing a $4.5 billion investment security liquidity portfolio, issuing long-term debt which lengthened the term of our funding, establishing $6 billion in incremental conduit capacity and issuing securities backed by dedicated home equity loan receivables of $2.8 billion. We intend to maintain, and may grow, our investment security liquidity portfolio to protect us from any liquidity concerns. This action may adversely impact our net earnings due to the lower return generated by these assets.

     As we will not have audited financial statements until on or about August 31, 2002, our access to traditional funding sources through registered public offerings will be limited until September. Pending the completion of the audit, we will suspend the issuance of unsecured debt and equity securities under our applicable shelf registrations. In any case, no significant issuances had been planned until September, 2002. We believe we have adequate sources of liquidity to continue to operate until audited financial statements have been prepared.

..    The regulatory environment in which we operate has been very challenging.
     As a result of the agitation of consumer activists, state regulators, including attorney generals, have requested information with respect to the policies, procedures and practices used by our consumer lending business in the origination of loans. We are in regular contact with these governmental agencies providing support for our business and responding to customer complaints. We believe state authorities will continue to target the nonprime and subprime credit market with new laws and regulations. We believe compliance with these new laws may increase our expenses and may reduce revenues. However, we do not expect that such compliance will have a material adverse affect on our business operations.

..    On July 22, 2002, the four federal bank regulatory agencies issued draft guidance for account management and loss allowance practices for credit card lending. The agencies have indicated that they intend to issue final guidance on August 16, 2002. As such, we do not yet know what the final form of the guidance will be. Based on the current draft, however, we do not expect the guidance to have a material adverse impact on our financial statements or the way we manage our business.

..    The New York Stock Exchange has recently adopted new corporate governance standards for all listed companies. Household currently meets and exceeds those standards. In addition, in the second quarter, we have adopted the fair value method of accounting for our stock options and employee stock purchase plans in 2002. Based on our historical issuances of stock options, we expect the impact of this change will not have a significant adverse affect on our future financial results.

..    The United States Congress is expected to consider the passage of a new bankruptcy bill. Although it should provide a more rationale approach to the consumer bankruptcy practice, if the bill is passed, we expect an increase in the number of personal bankruptcy filings during the period immediately prior to the effective date of the law. This action may cause our delinquency and charge-off ratios, foreclosures and related expenses to increase until the full effects of the legislation can be achieved.

SEGMENT RESULTS - MANAGED BASIS

Our Consumer segment reported net income of $363.5 million for the second quarter compared to $363.2 million in the year-ago quarter. Year-to-date, net income increased to $670.7 million compared to $641.6 million for the first six months of 2001. Net interest margin, fee income and other revenues increased $374.2 million, to $1.9 billion in the quarter and $811.0 million, to $3.9 billion year-to-date. Strong receivable growth and higher securitization activity, pursuant to our liquidity management plans, drove the increases. The higher revenues were partially offset by substantially higher credit loss provision and higher expenses. Our credit loss provision rose $317.3 million, to $841.5 million in the quarter and $661.0 million, to $1.8 billion year-to-date as a result of increased levels of receivables and the continued weak economy. We increased managed loss reserves by recording loss provision greater than charge-offs of $142.4 million in the quarter and $397.1 million year-to-date. Higher salary and operating expenses were the result of additional employees and operating costs to support the increased receivable levels, additional collectors and investments in the growth of our businesses. Managed receivables grew to $80.1 billion at June 30, 2002, from $77.0 billion at March 31, 2002 and $67.2 billion at June 30, 2001. The managed receivable growth was driven by growth in all products with the strongest growth in our real estate secured receivables. Return on average managed assets ("ROMA") was 1.81 and 1.68 percent in the second quarter and first six months of 2002 compared to 2.12 and 1.89 percent in the year-ago periods. The decline in the ratio reflects higher credit loss provision.

Our Credit Card Services segment reported improved results over the prior-year periods. Net income increased to $65.9 million for the second quarter compared to $36.7 million in the year-ago quarter. Year-to-date, net income increased to $143.3 million compared to $69.9 million for the first six months of 2001. The increase was due primarily to higher net interest margin, which increased $78.8 million, to $423.0 million in the quarter and $148.9 million, to $840.7 million year-to-date, as a result of higher receivable levels. Net interest margin as a percent of average receivables increased in both the quarter and year-to-date as a result of lower funding costs and pricing floors, which capped rate reductions on certain variable rate credit card products. Fee income decreased during both the quarter and year-to-date as improvements in early stage delinquency resulted in lower late fees. Revenue growth was partially offset by higher credit loss provision and higher operating expenses associated with the higher receivable levels. We increased managed loss reserves by recording loss provision greater than charge-offs of $16.3 million in the quarter and $80.8 million year-to-date. Managed receivables were $16.6 billion at June 30, 2002, $16.2 billion at March 31, 2002 and $15.8 billion at June 30, 2001. The increase in receivables during both the quarter and year reflects strong growth in our Household Bank branded base portfolio and controlled growth in our subprime portfolio. Our Union Privilege portfolio also reported year-over-year growth. ROMA was 1.50 and 1.63 percent in the second quarter and first six months of 2002 compared to .88 and .84 percent in the year-ago periods.

Our International segment also reported improved results over prior-year periods. Net income increased to $56.1 million for the second quarter compared to $34.8 million in the year-ago quarter. Year-to-date, net income was $81.9 million compared to $81.2 million for the first six months of 2001. Net interest margin dollars increased modestly in both the quarter and year-to-date. Average receivables were lower in both the quarter and year-to-date as a result of the fourth quarter 2001 sale of the $1 billion Goldfish credit card portfolio. However, higher yields and lower funding costs resulted in the higher net interest margin dollars. Increased securitization activity contributed to the increase in other revenues during both the quarter and year-to-date. Revenue growth was partially offset by a higher credit loss provision and higher operating expenses associated with our branch expansion efforts. We increased managed loss reserves by recording loss provision greater than charge-offs of $29.8 million in the quarter and $34.5 million year-to-date. Managed receivables were $7.6 billion at June 30, 2002, $7.0 billion at March 31, 2002 and $7.9 billion at June 30, 2001. Receivable balances reflect positive foreign exchange impacts of approximately $500 million during the quarter and $475 million compared to prior year. Compared to the prior-year quarter, growth in real estate secured and personal non-credit card receivables was more than offset by reductions in our MasterCard and Visa portfolio resulting from the fourth quarter 2001 Goldfish receivable sale. ROMA was 2.68 and 1.96 percent in the second quarter and first six months of 2002 compared to 1.57 and 1.85 percent in the year-ago periods. The increases were primarily attributable to securitization transactions in the second quarter of 2002 and lower asset levels.

BALANCE SHEET REVIEW

                                                                   Increase (decrease)      Increase (decrease)
                                                                     from prior year        from prior quarter
                                                   June 30,     --------------------------------------------------
 (All dollar amounts are stated in                     2002            $            %           $           %
millions)
------------------------------------------------------------------------------------------------------------------
 Real estate secured                         $   48,312.1       $   9,711.4        25 %   $ 2,683.2         6%
 Auto finance                                     2,362.6             323.6        16        (240.3)       (9)
 MasterCard*/Visa*                                6,880.7          (1,035.0)      (13)        (89.5)       (1)
 Private label                                   10,827.1             497.1         5         138.7         1
 Personal non-credit card (1)                    14,272.6           1,960.7        16       1,059.6         8
 Commercial and other                               482.8             (74.7)      (13)         (8.3)       (2)
------------------------------------------------------------------------------------------------------------------
 Total owned receivables                     $   83,137.9        $ 11,383.1        16 %   $ 3,543.4         4%
==================================================================================================================


(1) Personal non-credit card receivables are comprised of the following:


                                                                         June 30,      March 31,        June 30,
(In millions)                                                                2002           2002            2001
-----------------------------------------------------------------------------------------------------------------
Domestic personal unsecured                                            $  6,710.3     $  6,379.2    $   6,364.4
Union Plus personal unsecured                                             1,193.7        1,065.0          894.3
Personal homeowner loans                                                  4,393.2        4,055.0        3,690.9
Foreign unsecured                                                         1,975.4        1,713.8        1,362.3
-----------------------------------------------------------------------------------------------------------------
Total personal non-credit card                                         $ 14,272.6     $ 13,213.0    $  12,311.9
=================================================================================================================

* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

Receivables growth was a key contributor to our improved results. To support capital levels and maintain acceptable debt ratings, we expect to control receivable growth with portfolio sales for the remainder of 2002. In this manner, we do not anticipate our business operations will be adversely affected.

Compared to June 30, 2001, owned receivables increased $11.4 billion, or 16 percent, to $83.1 billion. Receivable growth was strongest in our real estate secured portfolio, which increased 25 percent over the June 2001 level and was balanced between our branch-based consumer lending business and our mortgage services business. This growth was partially offset by the sale of approximately $900 million in whole loans by our mortgage services business in March 2002 pursuant to our liquidity management plans. Our auto finance business increased receivables $324 million, or 16 percent while maintaining consistent underwriting criteria. A strong and rational market, larger sales force, increased dealer penetration and strong Internet originations contributed to the growth in auto finance receivables. In our MasterCard and Visa portfolio, growth in our Union Privilege, subprime and Household Bank branded base portfolios, was more than offset by the December 2001 sale of the $1 billion Goldfish portfolio in the United Kingdom and higher securitization levels. Private label receivables increased 5 percent to $10.8 billion primarily as a result of organic growth from existing merchants and a $725 million portfolio acquisition in the fourth quarter of 2001. Personal non-credit card receivables increased 16 percent to $14.3 billion with the strongest rate of growth in our prime-based Union Plus personal unsecured portfolio. Our branches also generated strong personal non-credit card growth, especially in our personal homeowner loan portfolio which grew at a rate almost four times faster than that of our domestic personal unsecured portfolio. Receivable growth was partially offset by securitization activity. During the twelve months ended June 30, 2002, we securitized $7.6 billion of receivables including $3.0 billion of auto finance receivables, $1.3 billion of MasterCard and Visa receivables, $1.0 billion of private label receivables and $2.3 billion of personal non-credit card receivables.

Compared to March 31, 2002, receivables grew $3.5 billion or an annualized 18 percent. Growth in real estate secured and personal non-credit card receivables was the result of good consumer demand which generated strong volume in our branch-based consumer lending and mortgage services businesses. In our auto finance and MasterCard and Visa portfolios, receivable growth was more than offset by higher securitization levels. During the second quarter, we securitized $1.9 billion of receivables including $925.0 million of auto finance receivables, $613.4 million of MasterCard and Visa receivables and $450.0 million of personal non-credit card receivables.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 4.61 percent at June 30, 2002, compared with 4.77 percent at March 31, 2002 and 4.48 percent at June 30, 2001. The annualized consumer owned charge-off ratio in the second quarter of 2002 was 3.76 percent, compared with 3.61 percent in the prior quarter and 3.26 percent in the year-ago quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our ratio of tangible equity to tangible managed assets of 7.94 percent at June 30, 2002 was substantially higher than the 7.57 percent level at December 31, 2001. Compared to March 31, 2002, the ratio decreased 16 basis points. The March ratio was impacted by the timing of a $400 million, 7.60 percent cumulative preferred stock issuance. As a result of our restatement and its impact on our capital position, we have committed to increase our capital levels to a target of 8.50 percent by December 31, 2002. This level is higher than our current stated target of 8.00 to 8.25 percent. Initiatives to achieve this target will include suspension of our stock buy-back program, portfolio sales to control growth and issuance of capital securities as necessary. We do not believe this capital plan will materially impact our business operations or future prospects.

We purchased 966,000 shares of our common stock for a total of $60 million during the quarter and 2.6 million shares for a total of $160 million during the first six months of 2002. The amount of shares we repurchase is based on market conditions, other investment opportunities for growth and capital targets.

We accessed the debt capital markets in accordance with our customary funding plans with a goal to reduce dependence on the potentially volatile commercial paper markets. Commercial paper, bank and other borrowings decreased $4.1 billion from March 31, 2002 and $8.4 billion from year-end 2001 to $3.6 billion at June 30, 2002 as we took advantage of the current low interest rate environment for long-term debt. We expect outstanding commercial paper to increase in future quarters. Senior and senior subordinated debt (with original maturities over one year) increased to $73.3 billion from $56.8 billion at year-end.

Pending the completion of the audit, we will suspend the issuance of unsecured debt and equity securities under our applicable shelf registrations. In any case, no significant issuances had been planned until September, 2002. We believe we have adequate sources of liquidity which are available to support the temporary loss of this funding.

In the first half of the year, we took a number of steps to reduce our reliance on short-term debt to strengthen our protection against market induced volatility. These steps included the following:

..    At June 30, 2002, our investment security liquidity portfolio totaled $4.5 billion, a $3.5 billion increase over March 31, 2002.

..    We issued senior debt with original maturities greater than 5 years of $3.6 billion in the quarter and $6.8 billion year-to-date. These issuances reduced our reliance on short-term debt in the currently volatile debt markets. During the current quarter, we issued (euro)3 billion in Euro bonds and $2.5 billion in U.S. dollar-denominated global debt. During the first quarter of 2002, we issued (pound)500 million of 10-year debt to investors in the U.K. and $2.5 billion in U.S. dollar-denominated global debt.

..    We continued to actively access the securitization market as part of liquidity management actions to limit reliance on short-term unsecured debt in potentially volatile markets. The composition of receivables securitized (excluding replenishments of certificateholder interests) was as follows:


                                                                    Three months ended              Six months ended
                                                                             June 30,                       June 30,
         (In millions)                                         2002             2001           2002            2001
         -----------------------------------------------------------------------------------------------------------
         Auto finance                                      $    925.0       $    595.0    $  1,350.0      $    973.8
         MasterCard/Visa                                        613.4             78.0       1,213.4           151.2
         Private label                                           --               --           500.0            --
         Personal non-credit card                               450.0            698.6       1,352.7         1,148.6
         -----------------------------------------------------------------------------------------------------------
         Total                                              $ 1,988.4        $ 1,371.6    $  4,416.1       $ 2,273.6
         ===========================================================================================================


..    We established $6 billion in incremental conduit capacity (including $1 billion established in the second quarter) for our real estate secured product. Consistent with previous transactions, draws on these facilities are structured as secured financings for accounting purposes. At June 30, 2002, our undrawn conduit lines totaled $6.7 billion and included $5.5 billion of undrawn capacity on the real estate lines put in place in 2002.

..    We issued securities backed by dedicated home equity loan receivables of
     $1.3 billion in the second quarter of 2002 and $2.8 billion year-to-date. For accounting purposes, these transactions were structured as secured financings. Therefore, the receivables and the related debt remain on our balance sheet. As of June 30, 2002, closed-end real estate secured receivables totaling $4.3 billion secured $3.8 billion of outstanding debt related to these transactions. At December 31, 2001, closed-end real estate secured receivables totaling $1.7 billion secured $1.5 billion of outstanding debt related to these transactions.

..    We sold approximately $900 million in real estate secured loans that were held by our mortgage services business during the first quarter of 2002.

Securitizations and secured financings of consumer receivables have been, and will continue to be, a source of liquidity for us. In a securitization, a designated pool of consumer receivables, typically MasterCard or Visa credit card, private label credit card, personal non-credit card or auto finance, is removed from the balance sheet and transferred to an unaffiliated trust that is a qualifying special purpose entity ("QSPE") as defined by Statement of Financial Accounting Standards No. 140 ("FAS No. 140") and therefore is not consolidated. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. The estimated present value of these rights to future residual cash flows are recorded on our balance sheet at the time of sale as interest-only strip receivables, net of our recourse obligation to investors for failure of debtors to pay. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables.

In a secured financing, a designated pool of receivables, typically real estate secured, are transferred to a wholly-owned special purpose subsidiary which assigns the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under FAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. Using this source of funding results in similar operating results and cash flows as issuing debt through alternative funding sources.

Our securitized receivables totaled $22.3 billion at June 30, 2002, compared to $20.9 billion at December 31, 2001. We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At June 30, 2002, securitizations represented 21 percent of the funding associated with our managed portfolio compared to 23 percent a year earlier. We believe we will be able to continue to access this market throughout 2002.

Regulatory Matters

Our banking subsidiaries are subject to the capital adequacy guidelines adopted by the Office of Thrift Supervision ("OTS"), Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") and are well capitalized. In the first quarter of 2002 we made capital contributions to our banking subsidiaries of approximately $1.2 billion in response to the 2001 Guidance for Subprime Lending Programs issued by the OTS, OCC and FDIC. We currently do not anticipate the need for significant additional capital contributions to our banking subsidiaries. On July 1, 2002 we combined all of our credit card banks into a single credit card banking subsidiary of Household Finance Corporation. We believe the combination of the banks will streamline and simplify our regulatory process as well as optimize capital and liquidity management. As part of this combination, we confirmed our financial support for our credit card bank and have designated approximately half of our $4.5 billion liquidity investment security portfolio to enhance liquidity in this subsidiary.

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

Net interest margin: Net interest margin on an owned basis was $1.6 billion for the second quarter of 2002, up 18 percent from $1.4 billion for the prior-year quarter. Net interest margin on an owned basis for the first six months of 2002 was $3.2 billion, up from $2.7 billion in the prior-year period. The increases were primarily due to receivables growth and lower funding costs resulting from easing in United States monetary policy in 2001.

Net interest margin as a percent of average owned interest-earning assets, annualized, was 7.62 percent in the quarter and 7.72 percent in the first six months of 2002, compared to 7.74 and 7.63 percent in the year ago periods. The decrease in the quarter was due to an increase in the percentage of real estate secured receivables in our portfolio as well as a larger liquidity-related investment portfolio. Both real estate secured receivables and the liquidity-related investment portfolio have lower margins than our other products. These reductions were partially offset by lower funding costs.

Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased $400 million, to $2.3 billion in the second quarter of 2002, and $840 million, to $4.5 billion year-to-date, primarily due to higher receivable levels and an expanded margin.

Net interest margin as a percent of average managed interest-earning assets, annualized, was 8.55 percent in the current quarter and 8.64 percent in the first six months of 2002, compared to 8.27 and 8.21 percent in the year-ago periods. The net interest margin on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more auto finance, MasterCard and Visa and personal non-credit card loans, which have higher yields. Lower funding costs were the primary driver of the increased margin.

Provision for credit losses The provision for credit losses for receivables for the second quarter of 2002 totaled $850.9 million, compared to $657.1 million in the prior-year quarter. The provision for the first six months of 2002 was $1.8 billion, compared to $1.4 billion in the year-ago period. The provision as a percent of average owned receivables, annualized, was 4.15 percent in the second quarter of 2002, compared to 3.71 percent in the second quarter of 2001. We recorded owned loss provision greater than charge-offs of $85.3 million during the second quarter and $289.6 million during the first six months of 2002. Receivables growth, increases in personal bankruptcy filings and uncertainty as to the timing and extent of an economic recovery contributed to a higher provision. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See
Note 4, "Credit Loss Reserves" to the accompanying condensed consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues Total other revenues were $1.0 and $2.2 billion for the second quarter and first six months of 2002, compared to $867.4 million and $1.8 billion for the same periods in 2001 and included the following:

                                                                    Three months ended             Six months ended
                                                                              June 30,                     June 30,
(In millions)                                                       2002          2001          2002         2001
--------------------------------------------------------------------------------------------------------------------
                                                                             (RESTATED)                   (RESTATED)
Securitization revenue                                         $   523.4      $   397.4    $  1,041.7     $  800.5
Insurance revenue                                                  177.5          159.3         347.6        317.9
Investment income                                                   44.0           37.8          90.2         79.6
Fee income                                                         190.3          223.5         406.8        435.6
Other income                                                        95.3           49.4         283.3        211.1
--------------------------------------------------------------------------------------------------------------------
Total other revenues                                           $ 1,030.5      $   867.4    $  2,169.6     $1,844.7
====================================================================================================================

Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Securitization revenue was $523.4 million and $1.0 billion for the second quarter and first six months of 2002, compared to $397.4 and $800.5 million for the same periods in 2001. The increases were due to higher average securitized receivables as well as increases in the level of receivables securitized during both the quarter and year-to-date. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives.

Securitization revenue included the following:

                                                                    Three months ended             Six months ended
                                                                              June 30,                     June 30,
(In millions)                                                       2002          2001          2002         2001
--------------------------------------------------------------------------------------------------------------------
                                                                                (RESTATED)                 (RESTATED)
Net initial gains                                             $     73.8      $    39.9   $     148.2   $     66.2
Net replenishment gains                                            127.0          102.6         251.2        197.6
Servicing revenue and excess spread                                322.6          254.9         642.3        536.7
--------------------------------------------------------------------------------------------------------------------
Total                                                         $    523.4      $   397.4   $   1,041.7   $    800.5
====================================================================================================================

The increase (decrease) in our interest-only strip receivables was $29.8 and $58.8 million in the second quarter and first six months of 2002 compared to $(2.5) and $1.0 million in the year-ago periods. These changes are net of the related loss reserve and exclude the mark-to-market adjustment recorded in accumulated other comprehensive income.

Insurance revenue was $177.5 and $347.6 million in the second quarter and first six months of 2002 compared to $159.3 and $317.9 million in the year-ago periods. The increases reflected increased sales on a larger receivable portfolio.

Investment income, which includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities, was $44.0 and $90.2 million in the second quarter and first six months of 2002 compared to $37.8 and $79.6 million in the year-ago periods. The increases were primarily due to higher interest income, primarily resulting from higher average investment balances, partially offset by lower yields.

Fee income, which includes revenues from fee-based products such as credit cards, was $190.3 and $406.8 million in the second quarter and first six months of 2002, compared to $223.5 and $435.6 million in the year-ago periods. Improvements in early stage delinquencies resulted in lower late fees in our credit card businesses. The fourth quarter 2001 sale of the $1 billion Goldfish credit card portfolio in the U.K. also contributed to the decreases.

See Note 12, "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, was $95.3 and $283.3 million in the second quarter and first six months of 2002 compared to $49.4 and $211.1 million in the prior-year periods. Higher revenues, including higher collections, from our seasonal tax refund lending business as well as increased revenues from our mortgage banking subsidiary drove the increases in other income.

Expenses Total costs and expenses for the second quarter and first six months of 2002 were $1.1 and $2.1 billion compared to $951.4 million and $1.9 billion in the comparable prior-year periods. The increases were driven by higher compensation and other expenses to support our growing portfolio. Our owned basis efficiency ratio was 37.5 and
37.3 percent in the second quarter and first six months of 2002 compared to 40.3 and 40.1 percent in the comparable prior-year periods.

Total costs and expenses included the following:

                                                                    Three months ended             Six months ended
                                                                              June 30,                     June 30,
(In millions)                                                       2002          2001          2002         2001
--------------------------------------------------------------------------------------------------------------------
                                                                                (RESTATED)                 (RESTATED)
Salaries and fringe benefits                                $      453.0     $    387.2 $       898.3    $   764.8
Sales incentives                                                    67.6           73.6         121.7        128.1
Occupancy and equipment expense                                     93.3           83.7         185.5        167.2
Other marketing expenses                                           133.5          121.8         273.9        250.5
Other servicing and administrative expenses                        204.1          173.0         435.8        368.7
Amortization of acquired intangibles and goodwill                   12.6           39.0          32.4         79.6
Policyholders' benefits                                             87.4           73.1         171.4        150.6
--------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                    $    1,051.5    $     951.4 $     2,119.0  $   1,909.5
====================================================================================================================

Salaries and fringe benefits for the second quarter and first six months of 2002 were $453.0 and $898.3 million compared to $387.2 and $764.8 million in the second quarter and first six months of 2001. The increases were primarily due to additional staffing at all businesses to support growth including sales, collections and service quality.

Sales incentives for the second quarter and first six months of 2002 were $67.6 and $121.7 million compared to $73.6 and $128.1 million in the comparable prior-year periods. The decreases were due to the implementation of 2002 incentive plans in our branches which, generally, have higher volume requirements than the prior-year plans.

Occupancy and equipment expense for the second quarter and first six months of 2002 was $93.3 and $185.5 million compared to $83.7 and $167.2 million in the comparable prior-year periods. The increases were primarily the result of higher repairs and maintenance costs.

Other marketing expenses for the second quarter and first six months of 2002 were $133.5 and $273.9 million compared to $121.8 and $250.5 million in the comparable prior-year periods. The increases were primarily due to increased credit card marketing initiatives, primarily in our domestic MasterCard and Visa portfolios.

Other servicing and administrative expenses for the second quarter and first six months of 2002 were $204.1 and $435.8 million compared to $173.0 and $368.7 million in the comparable prior-year periods. The increases were primarily due to higher collection, REO, legal and consulting expenses.

Amortization of acquired intangibles and goodwill for the second quarter and first six months of 2002 was $12.6 and $32.4 million compared to $39.0 and $79.6 million in the comparable prior-year periods. The decreases were primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Amortization of goodwill recorded in past business combinations ceased upon adoption of the new accounting statement.

Policyholders' benefits for the second quarter and first six months of 2002 were $87.4 and $171.4 million compared to $73.1 and $150.6 million in the comparable prior-year periods. The increases are consistent with the increase in insurance revenues resulting from the increased policy sales.

CREDIT LOSS RESERVES

Our consumer credit management policies focus on product type and specific portfolio risk factors. Our consumer credit portfolio is diversified by product and geographic location. See Note 3, "Receivables" in the accompanying condensed consolidated financial statements for receivables by product type and Note 4, "Credit Loss Reserves," for our credit loss reserve methodology and an analysis of changes in the credit loss reserves.

The following table sets forth owned basis credit loss reserves for the periods indicated:

(All dollar amounts are stated in millions)                           June 30,        March 31,          June 30,
                                                                         2002             2002              2001
--------------------------------------------------------------------------------------------------------------------
Owned credit loss reserves                                      $     2,983.3     $     2,876.6     $   2,376.5
Reserves as a percent of:
     Receivables                                                          3.59%             3.61%           3.31%
     Net charge-offs (1)                                                 97.4             100.1           103.7
     Previous 12-months' net charge-offs                                106.9             110.8           114.8
     Nonperforming loans                                                 96.0              92.7            91.0
====================================================================================================================

(1) Quarter-to-date, annualized

Reserves as a percentage of receivables at June 30, 2002 reflect continuing uncertainty as to the ultimate impact the weak economy will have on charge-off and delinquency levels. Compared to March 31, 2002, reserve levels also reflect lower delinquency.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

                                                                      June 30,        March 31,          June 30,
(All dollar amounts are stated in millions)                              2002             2002              2001
--------------------------------------------------------------------------------------------------------------------
Managed credit loss reserves                                     $    4,368.9     $    4,146.5     $   3,456.5
Reserves as a percent of:
     Receivables                                                          4.14%            4.10%           3.78%
     Net charge-offs (1)                                                100.0            100.5           104.2
     Previous 12-months' net charge-offs                                110.4             112.2          113.9
     Nonperforming loans                                                112.4            108.3           109.9
====================================================================================================================

(1) Quarter-to-date, annualized

Managed basis reserve ratios are somewhat higher than comparable owned basis ratios because our managed portfolio includes a lower percentage of real estate secured receivables, which historically have had lower credit losses than our other products.

CREDIT QUALITY

Delinquency - Owned Basis

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

                                                                       June 30,        March 31,        June 30,
                                                                          2002             2002            2001
--------------------------------------------------------------------------------------------------------------------
Real estate secured                                                       2.78%            2.88%           2.59%
Auto finance                                                              2.99             2.04            2.35
MasterCard/Visa                                                           6.13             6.54            4.80
Private label                                                             6.19             6.33            6.54
Personal non-credit card                                                  9.12             9.60            8.79
--------------------------------------------------------------------------------------------------------------------
Total Owned                                                               4.61%            4.77%           4.48%
====================================================================================================================

Compared to the previous quarter, all products except auto finance reported lower delinquencies which was well within our expectations. The biggest improvement was in our MasterCard and Visa portfolio especially in the subprime portfolio. The sequential increase in auto finance delinquency is consistent with historical seasonal trends.

Compared to a year ago, the weakened economy negatively affected delinquency rates for all products. These increases were partially offset in our real estate secured and personal non-credit card portfolios and more than offset in our private label portfolio by improved collections. The improved collections were a direct result of increasing the size of our collection staff, especially in our branch network.

Net Charge-offs of Consumer Receivables - Owned Basis

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

                                                                               June 30,      March 31,        June 30,
                                                                                  2002           2002            2001
-----------------------------------------------------------------------------------------------------------------------
Real estate secured                                                                .85%            .65%          .48%
Auto finance                                                                      4.80            5.63          3.26
MasterCard/Visa                                                                   9.94            9.73          8.33
Private label                                                                     5.86            6.25          5.25
Personal non-credit card                                                          8.59            7.71          6.84
-----------------------------------------------------------------------------------------------------------------------
Total Owned                                                                       3.76%           3.61%         3.26%
=======================================================================================================================
Real estate charge-offs and REO expense as a percent of average real
    estate secured receivables                                                    1.23%           1.05%          .78%
=======================================================================================================================

The weak economy drove the increase in charge-off ratios over both the previous and prior year quarters. These increases were consistent with our expectations. Higher bankruptcy charge-offs, contributed to increases in the charge-off ratios for our real estate secured, MasterCard and Visa and personal non-credit card portfolios during the quarter. Charge-offs in our personal non-credit card portfolio increased more than our other products because our typical personal non-credit card customer is less resilient and, therefore, more exposed to the recent economic downturn. Improvements in our auto finance and private label portfolios during the quarter were primarily attributable to reductions in bankruptcy charge-offs. The auto finance ratio also reflects positive seasonal trends.

Compared to the prior-year quarter, our net charge-off ratio increased 50 basis points, primarily due to the weak economy. These increases were partially offset by improved collections in our real estate secured, private label and personal non-credit card portfolios as a direct result of increasing the size of our collection staff, especially in our branch network.

The increases in real estate charge-offs and REO expense as a percent of average real estate secured receivables were the result of the seasoning of our portfolios, higher loss severities, especially in second lien mortgages, and higher bankruptcy filings.

OWNED NONPERFORMING ASSETS

(In millions)                                                                 June 30,      March 31,       June 30,
                                                                                 2002           2002           2001
-----------------------------------------------------------------------------------------------------------------------
Nonaccrual receivables                                                   $    2,356.4  $     2,261.0      $  1,855.2
Accruing consumer receivables
     90 or more days delinquent                                                 750.6          839.3           743.6
Renegotiated commercial loans                                                     1.4            1.3            12.3
-----------------------------------------------------------------------------------------------------------------------
Total nonperforming receivables                                               3,108.4        3,101.6         2,611.1
Real estate owned                                                               456.7          459.4           365.2
-----------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                               $    3,565.1  $     3,561.0      $  2,976.3
=======================================================================================================================
Credit loss reserves as a percent of                                             96.0%          92.7%           91.0%
      nonperforming receivables
=======================================================================================================================

REAGE STATISTICS - MANAGED BASIS

Our credit policies for consumer loans permit the reset of the contractual delinquency status of an account to current, subject to certain limits, if a predetermined number of consecutive payments has been received and there is evidence that the reason for the delinquency has been cured. Such reaging policies vary by product and are designed to manage customer relationships and ensure maximum collections. The tables below summarize reaging statistics in our managed basis domestic portfolio as of June 30, 2002 and December 31, 2001.

Total Reaged by Reage Period - Domestic Portfolio                                        June 30,     December 31,
(Managed Basis)                                                                             2002             2001
---------------------------------------------------------------------------------------------------------------------
Never reaged                                                                                83.3%            83.1%
Reaged:
   Reaged in the last 6 months                                                               7.4              9.0
   Reaged in the last 7-12 months                                                            5.1              3.6
   Previously reaged                                                                         4.2              4.3
---------------------------------------------------------------------------------------------------------------------
   Total ever reaged                                                                        16.7             16.9
---------------------------------------------------------------------------------------------------------------------
Total                                                                                      100.0%           100.0%
=====================================================================================================================

Total Reaged by Product - Domestic Portfolio                                             June 30,     December 31,
(Managed Basis)                                                                             2002             2001
---------------------------------------------------------------------------------------------------------------------
Real estate secured                                                                         19.1%            20.0%
Auto finance                                                                                15.9             15.0
MasterCard/Visa                                                                              3.4              3.2
Private label                                                                               10.5             11.1
Personal non-credit card                                                                    27.1             27.2
---------------------------------------------------------------------------------------------------------------------
Total                                                                                       16.7%            16.9%
=====================================================================================================================

The percentage of our domestic, managed basis portfolio which has ever been reaged at June 30, 2002 has declined slightly compared to December 31, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on Tuesday, May 14, 2002, for the purpose of (1) electing directors; (2) voting on a shareholder proposal relating to a special executive compensation review; and (3) ratifying the appointment of KPMG LLP as our public accountants. The voting results were as follows:

Each of the following persons received the number of votes set out after his or her name and were elected directors to hold office for the ensuing year and until their successors shall be elected and shall qualify:

                                               FOR                   WITHHELD

         W. F. Aldinger                    404,175,073               4,281,846
         R. J. Darnall                     404,100,255               4,356,663
         G. G. Dillon                      394,433,513              14,023,405
         A. Disney                         404,144,851               4,312,067
         J. Edwardson                      402,307,350               6,149,568
         J. D. Fishburn                    396,204,192              12,252,726
         C. F. Freidheim, Jr.              404,149,414               4,307,504
         J. H. Gilliam, Jr.                404,141,110               4,315,809
         L. E. Levy                        400,555,121               7,901,797
         G. A. Lorch                       404,090,054               4,366,864
         J. D. Nichols                     404,078,248               4,378,670
         J. B. Pitblado                    402,302,758               6,154,160
         L. M. Renda                       402,273,817               6,183,101
         S. J. Stewart                     404,212,179               4,244,739

The stockholder proposal relating to a special executive compensation review was defeated by the following vote:

         For                                           109,655,384
         Against                                       249,372,306
         Abstain                                         6,996,059
         Broker non-vote                                42,433,170

The appointment of KPMG LLP as our public accountants for the year 2002 was ratified by the following vote:

         For                                           396,739,945
         Against                                         9,931,063
         Abstain                                         1,785,911

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

     99.1 Debt and Preferred Stock Securities Ratings.

     99.2 Certification of Chief Executive Officer.

     99.3 Certification of Chief Financial Officer.

     99.4 Restated Form 10-K of Household International, Inc. for the year ended December 31, 2001, which contains unaudited consolidated financial information and will amend and supplement the Form 10-K of Household International, Inc. for the year ended December 31, 2001 that was filed with the Securities and Exchange Commission on March 13, 2002.

     99.5 Letter from KPMG LLP re: Statement of Auditing Standards Number 71.

(b)  Report on Form 8-K

     During the second quarter of 2002, we filed the following Current Reports on Form 8-K:

     . Report filed April 8, 2002 with respect to the 2001 financial and statistical review ("factbook") containing certain financial detail with respect to Household International, Inc. and certain of our subsidiaries.

     . Report filed April 9, 2002 with respect to presentations to investors at our annual Financial Relations Conference.

     . Report filed April 17, 2002 with respect to the press release pertaining to our financial results for the quarter ended March 31, 2002.

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
                                     David A. Schoenholz
                                     President -
                                     Chief Operating Officer (also as principal
                                     financial officer)
                                     and on behalf of
                                     Household International, Inc.

Exhibit Index

     12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

     99.1 Debt and Preferred Stock Securities Ratings.

     99.2 Certification of Chief Executive Officer.

     99.3 Certification of Chief Financial Officer.

     99.4 Restated Form 10-K of Household International, Inc. for the year ended December 31, 2001, which contains unaudited consolidated financial information and will amend and supplement the Form 10-K of Household International, Inc. for the year ended December 31, 2001 that was filed with the Securities and Exchange Commission on March 13, 2002.

     99.5 Letter from KPMG LLP re: Statement of Auditing Standards Number 71.