Form 10-Q/A
period 2002-08-14
HOUSEHOLD INTERNATIONAL INC
filed 2002-08-15
CIK 354964

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

EXPLANATORY NOTE

In the EDGAR version of the Certification of Chief Executive Officer (Exhibit 99.3) and the Certification of Chief Financial Officer (Exhibit 99.4) filed with the Securities and Exchange Commission today, the word "fairly" was inadvertently omitted during the EDGAR process. The original certifications signed by Mr. Aldinger and Mr. Schoenholz contained the word "fairly."

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.3	Household International Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). *
10.5

Household International, Inc. 1996 Long-Term Executive Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). *

10.12

Executive Employment Agreement between Household International, Inc. and W. F. Aldinger (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). *

10.13

Executive Employment Agreement between Household International, Inc. and G. D. Gilmer (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). *

10.14

Executive Employment Agreement between Household International, Inc. and D. A. Schoenholz (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). *

10.16

Executive Employment Agreement between Household International, Inc. and R. J. Fabiano (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). *

10.17

Executive Employment Agreement between Household International, Inc. and S. N. Mehta (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). *

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends. *
99.1	Debt and Preferred Stock Securities Ratings. *
99.2	Letter from KPMG LLP re: Statement of Auditing Standards No. 71. *
99.3	Certification of Chief Executive Officer.
99.4	Certification of Chief Financial Officer
  Reports on Form 8-K

During the first quarter of 2002, the Registrant filed the following Current Reports on Form 8-K.

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

*Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEHOLD INTERNATIONAL, INC. (Registrant)

By: /s/ John W. Blenke___________________
John W. Blenke Vice President and Assistant Secretary
Dated: August 14, 2002

Exhibit Index
10.3	Household International Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). *
10.5

Household International, Inc. 1996 Long-Term Executive Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). *

10.12

Executive Employment Agreement between Household International, Inc. and W. F. Aldinger (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). *

10.13

Executive Employment Agreement between Household International, Inc. and G. D. Gilmer (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). *

10.14

Executive Employment Agreement between Household International, Inc. and D. A. Schoenholz (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). *

10.16

Executive Employment Agreement between Household International, Inc. and R. J. Fabiano (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). *

10.17

Executive Employment Agreement between Household International, Inc. and S. N. Mehta (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). *

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends. *
99.1	Debt and Preferred Stock Securities Ratings. *
99.2	Letter from KPMG LLP re: Statement of Auditing Standards No. 71. *
99.3	Certification of Chief Executive Officer.
99.4	Certification of Chief Financial Officer

*Previously Filed