Form 10-Q/A
period 2002-08-14
HOUSEHOLD INTERNATIONAL INC
filed 2002-08-15
CIK 354964

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

EXPLANATORY NOTE

In the EDGAR version of the Certification of Chief Executive Officer (Exhibit 99.2) and the Certification of Chief Financial Officer (Exhibit 99.3) filed with the Securities and Exchange Commission today, the word "fairly" was inadvertently omitted during the EDGAR process. The original certifications signed by Mr. Aldinger and Mr. Schoenholz contained the word "fairly."

Item 6. Exhibits and Reports on Form 8-K

  Exhibits
12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends. *
99.1	Debt and Preferred Stock Securities Ratings *
99.2	Certification of Chief Executive Officer
99.3	Certification of Chief Financial Officer
99.4

Restated Form 10-K of Household International, Inc. for the year ended December 31, 2001, which contains unaudited consolidated financial information and will amend and supplement the Form 10-K of Household International, Inc. for the year ended December 31, 2001 that was filed with the Securities and Exchange Commission on March 13, 2002. *

99.5	Letter from KPMG LLP re: Statement of Auditing Standards Number 71. *
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

 * Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEHOLD INTERNATIONAL, INC. (Registrant)

By: /s/ John W. Blenke
John W. Blenke Vice President and Assistant Secretary
Dated: August 14, 2002

 Exhibits Index

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends. *
99.1	Debt and Preferred Stock Securities Ratings *
99.2	Certification of Chief Executive Officer
99.3	Certification of Chief Financial Officer
99.4

Restated Form 10-K of Household International, Inc. for the year ended December 31, 2001, which contains unaudited consolidated financial information and will amend and supplement the Form 10-K of Household International, Inc. for the year ended December 31, 2001 that was filed with the Securities and Exchange Commission on March 13, 2002. *

99.5	Letter from KPMG LLP re: Statement of Auditing Standards Number 71. *

* Previously Filed