Form 10-K/A
period 2001-12-31
HOUSEHOLD INTERNATIONAL INC
filed 2002-08-27
CIK 354964

================================================================================
                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A

(Mark One)

    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

    [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                         Commission file number 1-8198

                         Household International, Inc.
            (Exact name of registrant as specified in its charter)

                     Delaware                  36-3121988
             (State of incorporation)       (I.R.S. Employer
                                           Identification No.)


                 2700 Sanders Road
             Prospect Heights, Illinois           60070
               (Address of principal           (Zip Code)
                executive offices)

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

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. [X]
   The aggregate market value of the voting common stock held by nonaffiliates of the registrant at March 8, 2002 was approximately $27.347 billion. The number of shares of the registrant's common stock outstanding at March 8, 2002 was 456,539,863.

                      DOCUMENTS INCORPORATED BY REFERENCE
   Certain portions of the registrant's 2001 Annual Report to Shareholders for the fiscal year ended December 31, 2001: Parts I, II and IV.
   Certain portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders: Part III.

================================================================================

                               TABLE OF CONTENTS

PART/Item No.                                                                                       Page
-------------                                                                                       ----

PART I
  Item 1.     Business.............................................................................   1
              General..............................................................................   1
              Restatement..........................................................................   2
              Operations...........................................................................   3
              Funding..............................................................................   6
              Regulation and Competition...........................................................   7
              Cautionary Statement on Forward-Looking Statements...................................   9
  Item 2.     Properties...........................................................................  10
  Item 3.     Legal Proceedings....................................................................  10
  Item 4.     Submission of Matters to a Vote of Security Holders..................................  11

PART II
  Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................  12
  Item 6.     Selected Financial Data and Statistics...............................................  14
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations  17
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................  44
  Item 8.     Restated Financial Statements and Supplementary Data.................................  44
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  97

PART III
  Item 10.    Directors and Executive Officers of the Registrant...................................  97
              Executive Officers of the Registrant.................................................  97
  Item 11.    Executive Compensation...............................................................  98
  Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................  98
  Item 13.    Certain Relationships and Related Transactions.......................................  99

PART IV
  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  99
              Restated Financial Statements........................................................  99
              Reports on Form 8-K..................................................................  99
              Exhibits.............................................................................  99
              Schedules............................................................................ 101

Signatures......................................................................................... 102

Independent Auditors' Report on Supplementary Information.......................................... F-1

Schedule I......................................................................................... F-2

                                    PART I

Item 1. Business.

General

   Household International, Inc. ("Household") is principally a non-operating holding company. Household's subsidiaries primarily provide middle-market consumers with several types of loan products in the United States, the United Kingdom and Canada. Household and its subsidiaries (including the operations of Beneficial Corporation ("Beneficial") which we acquired in 1998) may also be referred to in this Form 10-K/A as "we," "us" or "our." We offer real estate secured loans, auto finance loans, MasterCard* and Visa* credit cards, private label credit cards, tax refund anticipation loans, retail installment sales finance loans and other types of unsecured loans, as well as credit and specialty insurance products. At December 31, 2001, we had approximately 32,000 employees and over 50 million active customer accounts.

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

   2001 Developments. The following business developments occurred during 2001:

    . As a result of the adverse economic environment experienced in the United States, we emphasized credit management to mitigate credit losses in the consumer loan products we offer. To accomplish this goal we:

       -- focused on growth in real estate secured loans, which historically have had a lower loss rate as compared to our other loan products;

       -- increased the number of collectors within our business units to 5,000;

       -- reduced "open-to-buy" credit lines of selected customers in our
          United States MasterCard and Visa credit card business;
--------
* MasterCard is a registered trademark of MasterCard International, Incorporated and VISA is a registered trademark of VISA USA, Inc.

       -- strengthened real-time monitoring of account performance and our risk modeling capabilities to better predict future account performance; and

       -- tightened loan underwriting standards by raising required credit scores.

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

   At December 31, 2001, consumers residing in the state of California accounted for 15% of our managed United States receivables. We also have significant concentrations of managed consumer receivables in Florida (7%), New York (7%), Texas (6%), Ohio (5%) and Pennsylvania (5%). No other state accounts for 5% or more of our receivables.

   Our summary financial information is set forth in Item 6, "Selected Financial Data" below.

Restatement

   Household International, Inc. has restated its consolidated financial statements for the years ended December 31, 1999, 2000 and 2001. This amended Form 10-K/A and the exhibits included herewith include all adjustments relating to the restatement for all such prior periods but does not update through the date of this filing other disclosures contained in the Form 10-K as filed on March 13, 2002. For discussions of current developments and results of operations for periods subsequent to December 31, 2001 you should refer to our Form 10-Q/A for the quarterly period ended March 31, 2002 and our Form 10-Q for the quarterly period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002. These Forms reflect the adjustments relating to the restatement in all periods covered by the reports.

   The restatement relates to MasterCard and Visa co-branding and affinity credit card relationships and a marketing agreement with a third party credit card marketing company. All were part of our Credit Card Services segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements that were entered into between 1992 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. There is no significant change as a result of these adjustments on the prior periods net earnings trends previously reported. The balance of retained earnings at December 31, 1998 has been restated from amounts previously reported to reflect a retroactive charge of $155.8 million, after tax, for these items. This restatement was previously reported in Exhibit 99.4 to our Form 10-Q for the quarterly period ended June 30, 2002.

Operations

   Our operations are divided into three reportable segments: Consumer, Credit Card Services, and International. Our Consumer segment includes our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment includes our domestic MasterCard and Visa credit card business. Our International segment includes our foreign operations in the United Kingdom and Canada. Information about businesses or functions that are not significant or involve multiple segments, such as our insurance services, refund lending, direct lending and commercial operations, as well as our corporate and treasury activities, are included under the "All Other" caption within our segment disclosure.

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

  General

   Across all reportable segments, we generally serve nonconforming or nonprime consumers. Such customers are individuals who have limited credit histories, modest income, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs or other credit related actions. These customers generally have higher delinquency and credit loss probabilities and are charged a higher interest rate to compensate us for the additional risk. In our MasterCard and Visa business, our retail services business and our mortgage services business, we also serve prime consumers either through co-branding relationships or mortgage brokers.

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

  Credit Card Services

   Our Credit Card Services business includes our MasterCard and Visa receivables in the United States, including The GM Card(R), the AFL-CIO Union Plus(R) ("UP") credit card, a Household Bank branded card, and the Orchard Bank card. According to The Nilson Report, this business is the eighth largest issuer of MasterCard or Visa credit cards in the United States (based on receivables) with approximately $17.2 billion in managed receivables, 19.9 million customer accounts and 5,000 employees. The GM Card(R), a co-branded credit card issued as part of our alliance with General Motors Corporation ("GM"), enables customers to earn discounts on the purchase or lease of a new GM vehicle. The UP card program with the AFL-CIO provides benefits and services to members of approximately 60 national and international labor unions. The Household Bank and Orchard Bank branded credit cards offer specialized credit card products to consumers underserved by traditional providers or are marketed in conjunction with merchant relationships established through our retail services business.

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

Funding

   As a financial services organization, we must have access to funds at competitive rates, terms and conditions to be successful. As of March 13, 2002, Household's long-term debt, together with that of HFC, Beneficial, and our Canadian and U.K. subsidiaries, as well as the preferred stock of Household, have been assigned investment grade ratings by all nationally recognized statistical rating organizations that rate such instruments. These organizations have also rated the commercial paper of HFC in their highest rating category. For a detailed listing of the ratings that have been assigned to Household and our significant subsidiaries as of March 13, 2002, see Exhibit
99.2 to this Form 10-K/A. Although one nationally recognized statistical rating organization downgraded the long-term debt of HFC in March 2002 to the corresponding levels of the other agencies, we believe this downgrade will not have any meaningful impact on our ability to fund our operations. We are committed to maintaining our current investment grade ratings.

   We have funded our operations globally and domestically, using a combination of capital market debt and equity, deposits and securitizations. Although we have in the past utilized our banking subsidiaries as a means to provide deposit funding to support some of our operations, due to recent regulatory requirements for additional capital to support nonprime and subprime lending activities, we do not believe that such sources will be actively utilized in the near term. We do not anticipate that the reduction in the use of our banking subsidiaries as a funding vehicle for our businesses will have any material effect on our operations or our ability to timely fund our operations, or will materially increase the costs associated with our funding. We will continue to fund our operations in the global capital markets, primarily through the use of securitizations, commercial paper, bank lines, medium-term notes and long-term debt. We also will continue to use derivative financial instruments to hedge our currency and interest rate risk exposure. A description of our use of derivative financial instruments, including interest rate swaps, foreign exchange contracts, and other quantitative and qualitative information about our market risk is set forth in our Management's Discussion and Analysis of Financial Condition and Results of Operations ("2001 MD&A") under the caption "Risk Management", and Footnotes 11 and 15 of our consolidated financial statements ("2001 Financial Statements"), included in this Restated Form 10-K/A. We also maintain an investment portfolio which at year-end 2001 was approximately $3.6 billion. Approximately $2.1 billion of such investment securities were held by our insurance subsidiaries.

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

   In the securitizations and secured financing transactions, Household sells a dedicated pool of receivables to a wholly-owned bankruptcy remote special purpose entity for cash, which, in turn, assigns the receivables to an unaffiliated trust that is a qualifying special purpose entity under Statement of Financial Accounting Standards No. 140. Household continues to service the receivables and receives a servicing fee.

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

   Additional information on our sources and availability of funding are incorporated by reference to the "Liquidity and Capital Resources" and "Asset Securitizations" sections of our 2001 MD&A.

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

   Banking Institutions. Household has banking institutions that are chartered by either the Office of Thrift Supervision ("OTS") or the Office of the Comptroller of the Currency ("OCC"). Since deposits maintained at our banking institutions are insured by the Federal Deposit Insurance Corporation ("FDIC"), the FDIC also has jurisdiction over those institutions and is actively involved in reviewing the financial and managerial strength of our banking subsidiaries. Household is also a thrift holding company and is subject to regulation by the OTS. Our banking institutions primarily originate receivables in our MasterCard and Visa credit card business, our private label business and our refund lending business. In addition, our thrift originates certain first mortgage loans. The use of these institutions improves our operational efficiencies as they are able to offer loan products with common characteristics across the United States. Generally, these banking institutions sell the receivables they originate to non-banking affiliates (also subsidiaries of Household) so that Household can manage all of its customers with uniform policies, regardless through which legal entity a loan was made. In addition, this structure allows us to better manage the levels of regulatory capital required to be maintained at these banking institutions.

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

   We have been advised by the OTS, OCC and FDIC that in accordance with their 2001 Guidance for Subprime Lending Programs, they will impose additional capital requirements on institutions which hold nonprime or subprime assets that will be greater than the historical levels we have maintained at our banking institutions. Household and HFC have agreed with these regulators to maintain the regulatory capital of our institutions at these specified levels. To better manage the capital levels that will be imposed, we are evaluating alternatives to reduce the size of our thrift institution. We do not expect that any of these actions will have a material adverse effect on our business or our financial condition.

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

Cautionary Statement on Forward-Looking Statements

   Certain matters discussed throughout this Form 10-K/A or in the information incorporated herein by reference constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the Securities and Exchange Commission, in press releases, or oral or written presentations by representatives of Household that are not statements of historical fact and may also constitute forward-looking statements. Words such as "believe", "expects", "estimates", "targeted", "anticipates", "goal" and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. Household undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   As of March 8, 2002 there were 19,089 record shareholders of Household's common stock.

   Household International common stock is listed on the New York and Chicago stock exchanges. We also have unlisted trading privileges on the Boston, Pacific and Philadelphia stock exchanges. Call and put options are traded on the American Stock Exchange, Pacific Stock Exchange and Chicago Board of Options Exchange.

                                                        Dividends Declared
                                                        ------------------
                                                Ticker
Stock                                           Symbol   2001      2000           Features             Redemption Features
-----                                          --------  -------  -------  ---------------------- ------------------------------
Common........................................ HI       $   .85   $   .74  Quarterly dividend     N/A
                                                                           rate increased to $.22
                                                                           effective 7/15/01
5% Cumulative Preferred....................... HI + PRM $  2.50   $  2.50  Nonconvertible         Redeemable at our option
$4.50 Cumulative Preferred.................... HI + PRN $  4.50   $  4.50  Nonconvertible         Redeemable at our option
$4.30 Cumulative Preferred.................... HI + PRO $  4.30   $  4.30  Nonconvertible         Redeemable at our option
8 1/4% Cumulative Preferred, Series 1992-A
 Depositary Shares representing  1/40 share of
 8 1/4% Cumulative Preferred Stock, Series
 1992-A....................................... HI + PRZ $2.0625   $2.0625  Nonconvertible         Cannot be redeemed prior to
                                                                                                  10/16/2002. Redeemable at our
                                                                                                  option after 10/15/2002 in
                                                                                                  whole or in part at $25.00
                                                                                                  per depositary share plus
                                                                                                  accrued and unpaid dividends.
7.50% Cumulative Preferred, Series 2001-A
 Depositary Shares representing  1/40 share of
 7.50% Cumulative Preferred Stock, Series
 2001-A(1).................................... HI + PRS $0.4896   N/A      Nonconvertible         Cannot be redeemed prior to
                                                                                                  9/27/2006. Redeemable at our
                                                                                                  option after 9/26/2006 in
                                                                                                  whole or in part at $25.00 per
                                                                                                  depositary share plus accrued
                                                                                                  and unpaid dividends.

                                                                   Shareholders of  2001 Market
                                           Net Shares Outstanding     Record           Price     2000 Market Price
                                           ----------------------- --------------- ------------- -----------------
Stock                                         2001        2000      2001    2000    High   Low    High     Low
-----                                      ----------- ----------- ------  ------  ------ ------  ------   ------
Common.................................... 457,124,303 471,019,659 19,226  19,468  $69.98 $48.00 $57.44   $29.50
5% Cumulative Preferred...................     407,718     407,718  1,183   1,254   41.50  30.00  37.00    29.00
$4.50 Cumulative Preferred................     103,976     103,976    242     269   66.20  56.75  65.25    50.00
$4.30 Cumulative Preferred................     836,585     836,585    513     542   63.00  53.25  62.63    50.00
8 1/4% Cumulative Preferred, Series 1992-A   2,000,000   2,000,000    201     228   27.50  24.50  26.63    25.25
7.5% Cumulative Preferred,
  Series 2001-A(1)........................  12,000,000         N/A     15     N/A   25.87  23.00     --       --

--------
(1) Issued September 27, 2001.

                                          Year ended December 31, unless otherwise indicated
-                                  ----------------------------------------------------------------
                                       2001         2000         1999         1998         1997
-                                  ------------ ------------ ------------ ------------ ------------
Market Value Share of Common
  Stock (High-Low prices on
  NYSE)
   First Quarter.................. $62.00-52.00 $39.19-29.50 $46.69-38.69 $47.79-37.71 $36.08-28.33
   Second Quarter.................  69.98-57.45  48.19-37.63  52.31-42.00  52.56-41.67  39.15-26.21
   Third Quarter..................  69.49-48.00  57.44-41.00  50.19-36.19  53.69-35.25  43.33-36.15
   Fourth Quarter.................  61.40-51.29  56.94-43.88  48.00-35.81  40.50-23.00  43.21-36.13
   Yearly range...................  69.98-48.00  57.44-29.50  52.31-35.81  53.69-23.00  43.33-26.21
   Year-end close.................        57.94        55.00        37.25        39.63        42.54
   Composite common shares
     traded.......................  563,070,100  408,751,400  390,575,200  454,878,500  302,551,200
   Average daily volume...........    2,270,444    1,622,029    1,549,902    1,805,073    1,195,854
                                   ------------ ------------ ------------ ------------ ------------
Shares Outstanding at December 31
   Common.........................  457,124,303  471,019,659  467,911,445  483,137,739  485,351,517
   5% Cumulative Preferred (2)....      407,718      407,718      407,718      407,718           --
   $4.50 Cumulative Preferred (2).      103,976      103,976      103,976      103,976           --
   $4.30 Cumulative Preferred (2).      836,585      836,585      836,585      836,585           --
   8 1/4% Cumulative Preferred,
     Series-1992-A (1)............    2,000,000    2,000,000    2,000,000    2,000,000    2,000,000
   7.50% Cumulative Preferred,
     Series 2001-A (1)( 3)........   12,000,000           --           --           --           --
   7.35% Preferred, Series
     1993-A (1)...................           --           --           --           --    4,000,000
                                   ------------ ------------ ------------ ------------ ------------
Shareholders of Record at
  December 31
   Common.........................       19,226       19,468       19,991       20,584       10,239
   5% Cumulative Preferred (2)....        1,183        1,254        1,363        1,329           --
   $4.50 Cumulative Preferred (2).          242          269          288          283           --
   $4.30 Cumulative Preferred (2).          513          542          592          380           --
   8 1/4% Cumulative Preferred,
     Series 1992-A (1)............          201          228          258          309          356
   7.50% Cumulative Preferred,
     Series 2001-A (1)( 3)........           15           --           --           --           --
   7.35% Preferred, Series
     1993-A (1)...................           --           --           --           --          247
                                   ------------ ------------ ------------ ------------ ------------
       Total......................       21,380       21,761       22,492       22,885       10,842
                                   ============ ============ ============ ============ ============

--------
(1) Per depositary share.

(2) The 5%, $4.50 and $4.30 Cumulative Preferred Stock was issued by Household to replace Beneficial preferred stock outstanding at the time of the merger. The information presented for these preferred shares is for the period subsequent to the merger.

(3) Issued September 27, 2001.

Item 6. Selected Financial Data.

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                    SELECTED FINANCIAL DATA AND STATISTICS
                                  (RESTATED)

                                                                    2001       2000      1999      1998(1)     1997(1)
-                                                                --------    --------  --------  --------     --------
                                                                          (All dollar amounts except per share
                                                                              data are stated in millions)
Statement of Income Data-Year Ended December 31
Net interest margin and other revenues.......................... $9,606.5    $7,905.4  $6,616.4  $6,294.7     $5,966.9
Provision for credit losses on owned receivables................  2,912.9     2,116.9   1,716.4   1,516.8      1,493.0
Operating expenses..............................................  3,572.6     3,027.3   2,513.0   2,653.5      2,864.9
Policyholders' benefits.........................................    302.6       261.7     258.1     238.2        255.9
Merger and integration related costs............................       --          --        --   1,000.0           --
Income taxes....................................................    970.8       868.9     700.6     404.4        444.2
                                                                 --------    --------  --------  --------     --------
Net income...................................................... $1,847.6    $1,630.6  $1,428.3  $  481.8(2)  $  908.9
                                                                 ========    ========  ========  ========     ========
Per Common Share Data
Basic earnings.................................................. $   3.97    $   3.44  $   2.98  $   0.96     $   1.90
Diluted earnings................................................     3.91        3.40      2.95       .94(2)      1.86
Dividends declared..............................................      .85         .74       .68       .60          .54
Book value......................................................    18.69       16.28     13.33     12.47        12.42
                                                                 --------    --------  --------  --------     --------
Average number of common and common equivalent shares
 outstanding (3)................................................    468.1       476.2     481.8     496.4        479.1
                                                                 --------    --------  --------  --------     --------
Selected Financial Ratios
Owned Basis:
Return on average owned assets..................................     2.26%       2.35%     2.55%      .96%(2)     1.97%
Return on average common shareholders' equity...................     24.1(4)     23.2      23.2       7.6(2)      17.0
Common and preferred equity and trust preferred securities as a
 percent of owned assets (5)....................................    10.43(4)    11.15     11.21     12.55        13.94
Net interest margin.............................................     7.85        7.68      7.74      7.22         7.08
Efficiency ratio................................................     38.4        39.6      39.5      60.3(2)      50.2
Consumer net charge-off ratio...................................     3.32        3.18      3.67      3.76         3.39
Reserves as a percent of receivables............................     3.33        3.14      3.36      3.92         4.25
Reserves as a percent of net charge-offs........................    110.5       109.9     101.1     112.6        126.7
Reserves as a percent of nonperforming loans....................     91.0        90.2      87.5     100.3        113.2
Common dividend payout ratio....................................     21.7        21.7      23.1      63.8(2)      29.0
Managed Basis: (6)
Return on average managed assets................................     1.83        1.85      1.92       .66(2)      1.34
Tangible shareholders' equity to tangible managed assets (7) (5)     7.57        7.13      6.76      6.91         6.77
Common and preferred equity and trust preferred securities as a
 percent of managed assets (5)..................................     8.44(4)     8.81      8.48      9.13         9.14
Net interest margin.............................................     8.44        8.05      8.19      7.78         7.67
Efficiency ratio................................................     34.3        34.5      33.9      50.4(2)      41.9
Consumer net charge-off ratio...................................     3.73        3.64      4.13      4.29         3.84
Reserves as a percent of receivables............................     3.78        3.65      3.72      3.99         3.99
Reserves as a percent of net charge-offs........................    110.7       111.1      98.2      94.4        109.8
Reserves as a percent of nonperforming loans....................    105.0       107.0     100.1     109.5        115.5
                                                                 --------    --------  --------  --------     --------

--------
(1) On June 30, 1998, Household merged with Beneficial Corporation ("Beneficial"), a consumer finance holding company. In connection with the merger, Household issued approximately 168.4 million shares of its common stock and three series of preferred stock. The transaction was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for all periods prior to the merger have been restated to include the financial results of Beneficial.

(2) Excluding merger and integration related costs of $751.0 million after-tax and the $118.5 million after-tax gain on sale of Beneficial's Canadian operations, net operating income was $1,114.3 million, diluted operating earnings per share was

   $2.21, the return on average owned assets was 2.22 percent, the return on average common shareholders' equity was 17.9 percent, the owned basis efficiency ratio was 45.2 percent, the dividend payout ratio was 27.1 percent, the return on average managed assets was 1.54 percent and the managed basis efficiency ratio was 37.6 percent.

(3) Share repurchases pursuant to our share repurchase program totaled 17.4 million shares ($916.3 million) in 2001, 5.4 million shares ($209.3 million) in 2000 and 16.8 million shares ($712.9 million) in 1999. Shares repurchased to fund various employee benefit programs totaled 5.0 million shares ($203.0 million) in 1999 and 10.5 million shares ($412.0 million) in 1998.

(4) On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," which requires unrealized gains and losses on cash flow hedging instruments to be recorded in shareholders' equity, net of tax. These unrealized gains and losses represent timing differences and will result in no net economic impact to our earnings. Excluding unrealized gains and losses on cash flow hedging instruments in 2001, return on average common shareholders' equity was 22.9 percent, total shareholders' equity as a percentage of owned assets was 10.98 percent and total shareholders' equity as a percentage of managed assets was 8.88 percent.

(5) The ratio of common and preferred equity and trust preferred securities as a percentage of owned and managed assets and the ratio of tangible equity to tangible managed assets are non-GAAP ratios that are used by rating agencies as a measure to evaluate capital adequacy. These ratios may differ from similarly named measures presented by other companies. Because of its long-term nature and our ability to defer dividends, rating agencies consider trust preferred securities as equity in calculating these ratios.

(6) We monitor our operations and evaluate trends on both an owned basis as shown in our historical financial statements and on a managed basis. Managed basis reporting adjustments assume that securitized receivables have not been sold and are still on our balance sheet. See page 17 for further information on managed basis reporting.

(7) Tangible shareholders' equity consists of total shareholders' equity, excluding unrealized gains and losses on investments and cash flow hedging instruments, less acquired intangibles and goodwill. Tangible managed assets represents total managed assets less acquired intangibles and goodwill and derivative assets.

(8) In 2001, we sold approximately $1 billion of credit card receivables as a result of discontinuing our participation in the Goldfish credit card program and purchased a $725 million private label portfolio. In 2000, we acquired real estate secured portfolios totaling $3.7 billion. In 1998, we sold $1.9 billion of non-core MasterCard and Visa receivables and also sold Beneficial's German and Canadian operations which had net receivables of $272 million and $775 million, respectively.

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (RESTATED)

                                                      2001         2000         1999        1998(1)      1997(1)
                                                    ----------    ---------    ---------    ---------    ---------
                                                   (All dollar amounts except per share data are stated in millions)
Owned Basis Balance Sheet Data at December 31
Total assets...................................... $ 88,910.9    $76,309.2    $60,451.8    $52,647.7    $46,638.5
Receivables: (8)
    Domestic:
       Real estate secured........................ $ 42,473.8    $33,920.0    $23,571.7    $17,474.1    $12,348.5
       Auto finance...............................    2,368.9      1,850.6      1,233.5        805.0        487.5
       MasterCard/Visa............................    6,966.7      5,846.9      4,146.6      5,327.8      5,523.4
       Private label..............................    9,853.4      8,671.5      8,546.7      8,051.0      7,457.0
       Personal non-credit card...................   11,736.7      9,950.3      7,469.8      5,573.3      5,018.7
       Commercial and other.......................      505.2        596.3        804.5        844.0      1,249.6
                                                    ----------    ---------    ---------    ---------    ---------
    Total domestic................................ $ 73,904.7    $60,835.6    $45,772.8    $38,075.2    $32,084.7
                                                    ----------    ---------    ---------    ---------    ---------
    Foreign:
       Real estate secured........................ $  1,383.0    $ 1,259.7    $ 1,090.2    $ 1,218.6    $ 1,437.7
       MasterCard/Visa............................    1,174.5      2,206.7      2,167.8      1,852.4      1,351.3
       Private label..............................    1,810.5      1,675.8      1,573.0      1,515.0      1,899.9
       Personal non-credit card...................    1,600.3      1,377.8      1,681.8      1,535.3      1,804.4
       Commercial and other.......................        1.7          2.3          3.8          9.4        104.0
                                                    ----------    ---------    ---------    ---------    ---------
    Total foreign................................. $  5,970.0    $ 6,522.3    $ 6,516.6    $ 6,130.7    $ 6,597.3
                                                    ----------    ---------    ---------    ---------    ---------
    Total owned receivables:
       Real estate secured........................ $ 43,856.8    $35,179.7    $24,661.9    $18,692.7    $13,786.2
       Auto finance...............................    2,368.9      1,850.6      1,233.5        805.0        487.5
       MasterCard/Visa............................    8,141.2      8,053.6      6,314.4      7,180.2      6,874.7
       Private label..............................   11,663.9     10,347.3     10,119.7      9,566.0      9,356.9
       Personal non-credit card...................   13,337.0     11,328.1      9,151.6      7,108.6      6,823.1
       Commercial and other.......................      506.9        598.6        808.3        853.4      1,353.6
                                                    ----------    ---------    ---------    ---------    ---------
    Total owned receivables....................... $ 79,874.7    $67,357.9    $52,289.4    $44,205.9    $38,682.0
                                                    ==========    =========    =========    =========    =========
Deposits.......................................... $  6,562.3    $ 8,676.9    $ 4,980.0    $ 2,105.0    $ 2,344.2
Commercial paper, bank and other borrowings.......   12,024.3     10,787.9     10,777.8      9,917.9     10,666.1
Senior and senior subordinated debt...............   56,823.6     45,053.0     34,887.3     30,438.6     23,736.2
Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts..................      975.0        675.0        375.0        375.0        175.0
Preferred stock...................................      455.8        164.4        164.4        164.4        264.5
Common shareholders' equity (3)...................    7,842.9      7,667.2      6,237.0      6,065.6      6,060.4
                                                    ----------    ---------    ---------    ---------    ---------
Managed Basis Balance Sheet at December 31 (6)
Total assets...................................... $109,858.9    $96,955.8    $80,188.3    $72,594.6    $71,295.5
Managed receivables: (8)
       Real estate secured........................ $ 44,718.6    $36,637.5    $26,935.5    $22,330.1    $19,824.8
       Auto finance...............................    6,395.5      4,563.3      3,039.8      1,765.3        883.4
       MasterCard/Visa............................   17,395.2     17,583.4     15,793.1     16,610.8     19,211.7
       Private label..............................   13,813.9     11,997.3     11,269.7     10,377.5     10,381.9
       Personal non-credit card...................   17,992.6     16,227.3     13,881.9     11,970.6     11,505.1
       Commercial and other.......................      506.9        598.6        808.3        853.4      1,353.6
                                                    ----------    ---------    ---------    ---------    ---------
    Total managed receivables..................... $100,822.7    $87,607.4    $71,728.3    $63,907.7    $63,160.5
                                                    ==========    =========    =========    =========    =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Household International, Inc. ("Household") is principally a non-operating holding company. Through its subsidiaries, Household provides middle-market consumers with real estate secured loans, auto finance loans, MasterCard* and Visa* credit cards, private label credit cards and personal non-credit card loans. We also offer tax refund anticipation loans ("RAL's") in the United States and credit and specialty insurance products in the United States, United Kingdom and Canada. Household may also be referred to in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") as "we", "us", or "our". Our operations are divided into three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom ("U.K.") and Canada. At December 31, 2001, our owned receivables totaled $79.9 billion.

Restatement

   Household International, Inc. has restated its consolidated financial statements for the years ended December 31, 2001, 2000 and 1999. This Form 10-K/A and the exhibits included herewith include all adjustments relating to the restatement for all such prior periods, but does not update through the date of this filing other disclosures contained in the Form 10-K as filed on March 13, 2002. For discussions of current developments and results of operations for periods subsequent to December 31, 2001 you should refer to our Form 10-Q/A for the quarterly period ended March 31, 2002 and our Form 10-Q for the quarterly period ended June 30, 2002, each filed with the Securities and Exchange Commission on August 14, 2002. These Forms reflect the adjustments relating to the restatement in all periods covered by the reports.

   The restatement relates to MasterCard and Visa co-branding and affinity credit card relationships and a marketing agreement with a third party credit card marketing company. All were part of our Credit Card Services segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements that were entered into between 1992 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. We believe this is a good faith difference of opinion but are following the advice of our current auditors. There is no significant change as a result of these adjustments on the prior period net earnings trends previously reported. The balance of retained earnings at December 31, 1998 has been restated from amounts previously reported to reflect a retroactive charge of $155.8 million, after tax, for these items. This restatement was previously reported in Exhibit
99.4 to our Form 10-Q for the quarterly period ended June 30, 2002.

   The cumulative restatement is as follows for the periods presented below:

                                 Year ended December 31,
            ----------------------------------------------------------------
                                                        % Change from Prior
                 Restatements to Reported Income         Period Net Income
            ---------------------------------------   ----------------------
                                           % Change
            Pre-Tax  Tax Effect After Tax to Reported As Reported As Restated
  -         -------  ---------- --------- ----------- ----------- -----------
                            (Dollars in millions)
  2001..... $(120.2)   $44.3     $ (75.9)    (3.9)%      13.1%       13.3%
  2000.....  (110.9)    40.8       (70.1)    (4.1)       14.4        14.2
  1999.....   (91.8)    33.7       (58.1)    (3.9)       28.5        28.3
  1994-1998  (245.0)    89.2      (155.8)    (3.8)

--------
* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

   The impact of these amounts to reported basic and diluted earnings per share was as follows:

                               Year ended December 31,
                      ---------------------------------------------------
                      Basic Earnings Per Share Diluted Earnings Per Share
                      ------------------------ --------------------------
                      As Reported   Restated   As Reported    Restated
                 -    -----------   --------   -----------    --------
                 2001    $4.13       $3.97        $4.08        $3.91
                 2000     3.59        3.44         3.55         3.40
                 1999     3.10        2.98         3.07         2.95

   We monitor our operations and evaluate trends on a managed basis which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results and make decisions about allocating resources such as employees and capital on a managed basis. See "Asset Securitizations" on pages 38 and 39 and Notes 6, "Asset Securitizations," and 22, "Segment Reporting," to the accompanying consolidated financial statements for additional information related to our businesses and our securitizations.

   The following discussion of our financial condition and results of operations is presented on an owned basis of reporting. On an owned basis of reporting, net interest margin, provision for credit losses and fee income resulting from securitized receivables are included as components of securitization revenue.

Critical Accounting Policies

   The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We follow accounting guidance promulgated by the AICPA Accounting and Audit Guide for Finance Companies versus bank regulatory accounting pronouncements as we are not a bank holding company. Based on the specific customer segment we serve, we believe the policies used are appropriate and fairly present the financial position of Household.

   The significant accounting policies used in preparation of our financial statements are more fully described in Note 1 to the consolidated financial statements. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

   We believe that of our significant accounting policies, the following involve a high degree of judgment and complexity in the preparation of our consolidated financial statements:

   Provision and Credit Loss Reserves Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. Probable losses are estimated for consumer receivables based on contractual delinquency and historical loss experience. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors, which may not be fully reflected in the statistical calculation which uses roll rates and migration analysis. These risk factors include economic conditions, bankruptcy trends, product mix, geographic concentrations and other similar items. Charge-off and customer account management policies are also considered when establishing loss reserve requirements to ensure appropriate allowances exist for products with longer charge-off periods and for customers benefiting from account management decisions. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. The use of different estimates or assumptions could produce different provisions for credit losses.

   Receivables Sold and Serviced With Limited Recourse and Securitization Revenue Upon sale, securitized receivables are removed from the balance sheet and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds includes cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions based on historical experience and estimates of expected future performance. These future cash flows are recorded in the form of an interest-only strip receivable. Our interest-only strip receivables are reported at fair value using discounted cash flow estimates as a separate component of receivables, net of our estimate of probable losses under the recourse provisions. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholders' equity in accumulated other comprehensive income, net of income taxes. Any decline in the value of our interest-only strip receivable, which is deemed to be other than temporary, is charged against current earnings. The key assumptions used to value interest-only strip receivables represent our best estimate and the use of different estimates or assumptions could produce different financial results.

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations Summary

.. Our net income increased 13 percent in 2001 to $1.8 billion, compared to $1.6 billion in 2000 and $1.4 billion in 1999. Strong revenue growth, driven by significant receivable growth across all businesses, was the key to our improved results in both years. Partially offsetting the revenue growth were higher operating expenses as a result of the receivable growth, increased investments in sales and collection personnel, and higher technology spending. The provision for credit losses also increased in both years as a result of portfolio growth and uncertain economic conditions. Our diluted earnings per share increased 15 percent in 2001 to $3.91, compared to $3.40 in 2000 and $2.95 in 1999.

.. Owned receivables grew 19 percent to $79.9 billion in 2001. Growth was strongest in our consumer lending and mortgage services businesses, especially in our real estate secured portfolio, and in our auto finance and private label businesses.

.. Our return on average common shareholders' equity ("ROE") was 24.1 percent in 2001, compared to 23.2 percent in both 2000 and 1999. Our return on average owned assets ("ROA") was 2.26 percent in 2001, compared to 2.35 percent in 2000 and 2.55 percent in 1999. The slight decrease in our ROA in 2001 reflects the shift in our portfolio mix to lower margin, real estate secured receivables which historically have produced lower losses than unsecured products.

.. Our owned net interest margin was 7.85 percent in 2001, compared to 7.68 percent in 2000 and 7.74 percent in 1999. In 2001, the increase was primarily due to lower funding costs as a result of easing in United States monetary policy during the year. Fed fund rates were reduced 11 times for a total of 475 basis points during 2001. In 2000, the decrease reflects our continuing shift to lower margin real estate secured receivables and higher interest costs due to higher interest rates.

..  Our owned consumer charge-off ratio was 3.32 percent in 2001, compared to
   3.18 percent in 2000 and 3.67 percent in 1999. Our delinquency ratio was
   4.53 percent at December 31, 2001, compared to 4.26 percent at December 31, 2000. Both ratios were negatively affected in 2001 by the weakening economy.

.. During 2001, we recorded owned loss provision greater than charge-offs of $502.9 million, increasing our owned loss reserves to an all-time high of $2.7 billion. Loss provision reflected our continued receivable growth, recent increases in personal bankruptcy filings and continued uncertainty over the impact of the weakening economy on charge-off and delinquency trends.

.. Our owned basis efficiency ratio was 38.4 percent in 2001, 39.6 percent in 2000 and 39.5 percent in 1999. The efficiency ratio is the ratio of operating expenses to the sum of our net interest margin and other revenues less policyholders' benefits. The ratios for both years reflect investments in personnel, technology and marketing. In 2001, these additional costs were offset by growth in net revenues. In 2000, the ratio included higher e-commerce costs.

Segment Results--Managed Basis

   The following summarizes operating results for our reportable operating segments for 2001 compared to 2000 and 1999. See Note 22, "Segment Reporting," to the accompanying consolidated financial statements for additional segment information.

.. Our Consumer segment reported net income of $1.3 billion in both 2001 and 2000 and $1.0 billion in 1999. Net interest margin, fee income and other revenues increased $1.0 billion to $6.6 billion in 2001 as a result of strong receivable growth. The higher revenues were primarily offset by higher credit loss provision and spending. Our credit loss provision rose $.6 billion to $2.6 billion as a result of increased levels of receivables and the weakening economy. During 2001, we recorded managed loss provision greater than charge-offs of $.4 billion to increase loss reserves. Higher salary expenses, including higher sales incentive compensation, were the result of increased receivable levels, additional collectors, and investments in the growth of our businesses. Managed receivables grew to $75.6 billion at year-end 2001, up 20 percent from $63.1 billion in 2000 and $49.4 billion in 1999. The managed receivable growth was driven by solid growth in all products with the strongest growth in our real estate secured receivables. In 2000, in addition to strong organic growth, we took advantage of consolidation in the home equity industry by acquiring two real estate secured portfolios totaling $3.7 billion. Return on average managed assets ("ROMA") was 1.88 percent in 2001, compared to 2.16 percent in 2000 and 2.11 percent in 1999. The decline in the ratios reflect higher loan loss provision and the continued shift in our portfolio to lower margin real estate secured receivables.

.. Our Credit Card Services segment also reported improved results as net income increased to $291.7 million in 2001, compared to $144.6 million in 2000 and $94.7 million in 1999. These increases were due primarily to increased net interest margin and higher fee income which increased $.5 billion to $2.6 billion from higher levels of receivables. Net interest margin as a percent of average receivables increased sharply in 2001 as a result of lower funding costs and pricing floors on certain variable rate credit card products which capped rate reductions. This growth was partially offset by higher credit loss provision which increased $.1 billion to $1.2 billion and increased operating expenses, particularly salary expenses associated with the higher receivable levels. Marketing expenses were also higher in 2001 as a result of increased marketing initiatives for almost all of our credit card products. Managed receivables grew to $17.2 billion at year-end 2001, compared to $16.0 billion in 2000 and $13.9 billion in 1999. Growth in the AFL-CIO's Union Plus(R) ("UP") portfolio, our affinity card relationship with the AFL-CIO labor federation, and our nonprime portfolio, which includes both the subprime Renaissance and the near prime Household Bank branded base portfolios, drove the increase in loans. The increase in nonprime receivables reflects the continued benefits of the February 2000 purchase of Renaissance Holdings, Inc. ("Renaissance") for approximately $300 million in common stock and cash. We did, however, deliberately slow the pace of growth in our Renaissance portfolio in early 2001 in anticipation of the weakening economy. Average GM Card(R) receivables increased in both 2001 and 2000 as we continued
  to benefit from the March 2000 launch of the new GM Card(R). We added over 600,000 new GM Card(R) accounts in both years. We continue to work with GM on initiatives to promote increased card usage and enhance the potential for future growth. Credit card growth in both years was partially offset by attrition in our legacy undifferentiated Household Bank branded portfolio on which we have limited marketing efforts. ROMA improved to 1.72 percent, compared to .92 percent in 2000 and .64 percent in 1999.

.. Our International segment reported net income of $204.1 million in 2001, compared to $230.1 million in 2000 and $218.7 million in 1999. Net income in 2001 includes negative foreign exchange impacts of $8.8 million. The decrease in 2001 net income reflects lower net interest margin as a percentage of receivables in the U.K. and higher salaries and occupancy costs associated with our branch expansion efforts. The decline in the net interest margin ratio was due to lower yields on private label receivables and a change in the portfolio mix. These decreases were partially offset by higher insurance revenues and higher other income resulting from payment by Centrica to discontinue our participation in the joint Goldfish credit card program as described below. In 2000, higher revenues as a result of receivable growth were only partially offset by higher salary expense. Managed receivables totaled $7.2 billion at year-end 2001, compared to $7.8 billion in 2000 and $7.6 billion in 1999. In 2001, the strongest growth was in our real estate secured and private label portfolios. This growth was offset by reductions in our MasterCard and Visa portfolio resulting from the discontinuation of the Goldfish program and the related sale of approximately $1.0 billion in receivables. In 2000, the strongest growth was in our MasterCard and Visa portfolio in the United Kingdom. Marbles(TM), our Internet-based credit card that was launched in October 1999, was the primary contributor to the growth. ROMA was 2.36 percent in 2001, compared to 2.71 percent in 2000 and 2.57 percent in 1999.

  In August 2001, we reached agreement with Centrica, our partner in marketing the Goldfish credit card, to discontinue our participation in the joint credit card program. As part of this agreement, in December 2001, we sold approximately $1.0 billion in credit card receivables to Centrica and received a payment of $72 million from the former joint venture partner which was partially offset by $40 million in costs, including the write-off of our investment in the joint venture as well as other capitalized costs directly related to our exit from the program. We will continue to service the receivables on an interim basis, for a fee, until Centrica's systems and platforms are in place. After the conversion, which we expect in the second half of 2002, we will receive a remaining payment of $50 million. The settlement agreement and ongoing effects will not have a material impact on future earnings.

Balance Sheet Review

   Owned assets totaled $88.9 billion at December 31, 2001 and $76.3 billion at year-end 2000. Owned receivables may vary from period to period depending on the timing and size of securitization transactions. We had initial securitizations of $5.5 billion of receivables in 2001 and $7.0 billion in 2000. We refer to securitized receivables that are serviced for investors and are not on our balance sheet as our off-balance sheet portfolio.

   Receivables growth has been a key contributor to our 2001 results. The strongest growth was in our real estate secured portfolio. Growth in our owned portfolio is shown in the following table:

                                December 31, Increase (Decrease) Increase (Decrease)
                                    2001      in 2001/2000        in 2000/1999
                                ------------ ------------------  ------------------
                                (All dollar amounts are stated in millions)
   Owned receivables:
   Real estate secured.........  $43,856.8   $ 8,677.1     25%   $10,517.8     43%
   Auto finance................    2,368.9       518.3     28        617.1     50
   MasterCard/Visa.............    8,141.2        87.6      1      1,739.2     28
   Private label...............   11,663.9     1,316.6     13        227.6      2
   Personal non-credit card (1)   13,337.0     2,008.9     18      2,176.5     24
   Commercial and other........      506.9       (91.7)   (15)      (209.7)   (26)
                                 ---------    ---------    ---    ---------    ---
   Total.......................  $79,874.7   $12,516.8     19%   $15,068.5     29%
                                 =========    =========    ===    =========    ===

--------
(1) Personal non-credit card receivables included personal homeowner loans of $4.1 billion at December 31, 2001 and $3.0 billion at December 31, 2000.

.. Real estate secured receivables increased $8.7 billion to $43.9 billion during 2001 as a result of growth in our HFC and Beneficial branches and mortgage services business. During 2001, we increased our branch sales force by almost 750 account executives and increased the focus on training, motivating and retaining our account executives. These efforts, combined with the centralized lead management and point of sale system in our branches, resulted in higher productivity per account executive and were a primary driver of the receivable growth. Reduced competition also contributed to the growth in both our branch and our mortgage service businesses. During 2001, we also tightened underwriting and increased our emphasis on first lien mortgages.

  Our auto finance business reported strong, but controlled, growth during 2001, increasing receivables by $.5 billion to $2.4 billion at December 31, 2001, while raising cutoff scores and maintaining stringent underwriting criteria. A strong market, larger and more efficient sales force, increased dealer penetration and strong Internet originations also contributed to the growth. During 2001, we also securitized $2.6 billion of auto finance receivables as compared to $1.9 billion in 2000.

  MasterCard and Visa receivables increased slightly to $8.1 billion during 2001. Our UP portfolio reported strong growth due to new accounts and balance transfers. Our nonprime portfolio, which includes both the subprime Renaissance and the near-prime new Household Bank branded base portfolios, also grew. Growth was offset by the sale of the approximately $1.0 billion Goldfish credit card portfolio in the U.K. and continued attrition, as expected, in our legacy undifferentiated Household Bank branded base portfolio. During 2001, we also securitized $.3 billion (excluding replenishments) of MasterCard and Visa receivables as compared to $2.0 billion in 2000.

  Private label receivables increased 13 percent to $11.7 billion during 2001. Growth was primarily due to organic growth by existing merchants, but was also attributable to the addition of new merchants and a $725 million portfolio acquisition in the fourth quarter. Focused marketing efforts, including formation of dedicated marketing teams for our larger merchants, and focused use of promotions, especially for our mid-size merchants, contributed to the organic growth. Strong sales growth by several of our larger merchants also contributed to the increase in receivables. During 2001 and 2000, we securitized $.5 billion (excluding replenishments) of private label receivables.

  Personal non-credit card receivables increased 18 percent due to growth in our domestic consumer finance branches. As mentioned earlier, in 2001, we increased our branch sales force by almost 750 account executives and increased our focus on training, motivating and retaining our account executives. Our centralized lead management and point of sale system and improved customer retention also contributed to our strong branch growth.

      Personal non-credit card receivables are comprised of the following:

                                               At December 31,
                                             -------------------
                                               2001      2000
                                             --------- ---------
                                                (In millions)
                 Domestic personal unsecured $ 6,547.4 $ 6,180.8
                 UP personal unsecured......   1,067.7     779.9
                 Personal homeowner loans...   4,121.6   2,989.6
                 Foreign unsecured..........   1,600.3   1,377.8
                                             --------- ---------
                 Total...................... $13,337.0 $11,328.1
                                             ========= =========

  Personal unsecured loans (cash loans with no security) are made to customers who do not qualify for a real estate secured or personal homeowner loan ("PHL"). The average personal unsecured loan is approximately $5,000 and 80 percent of the portfolio is closed-end with terms ranging from 12 to 60 months. The UP personal unsecured loans are part of our affinity relationship with the AFL-CIO and are underwritten similar to other personal unsecured loans. The average PHL is approximately $15,000. PHL's typically have terms of 120 or 180 months and are subordinate lien, home equity loans with high (100 percent or more) combined loan-to-value ratios which we underwrite, price and classify as unsecured loans. Because recovery upon foreclosure is unlikely after satisfying senior liens and paying the expenses of foreclosure, we do not consider the collateral as a source for repayment in our underwriting. Historically, these loans have performed better from a credit loss perspective than traditional unsecured loans as consumers are more likely to pay secured loans than unsecured loans in times of financial distress. During 2001, we deliberately slowed growth in the personal unsecured product and emphasized growth in PHL's. During 2001, we also securitized $2.1 billion of personal non-credit card receivables as compared to $2.6 billion in 2000.

.. We reach our customers through many different distribution channels and our growth strategies vary across product lines. The consumer lending business originates real estate and personal non-credit card products through its retail branch network, direct mail, telemarketing, strategic alliances and Internet applications. The mortgage services business originates and purchases real estate secured volume primarily through brokers and correspondents. Private label credit card volume is generated through merchant promotions, application displays, Internet applications, direct mail and telemarketing. Auto finance loan volume is generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance volume is generated through direct lending which includes alliance partner referrals, Internet applications and direct mail. MasterCard and Visa loan volume is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our co-branding and affinity relationships, mass media advertisements (GM Card(R)) and merchant relationships sourced through our retail services business. We also supplement internally-generated receivable growth with portfolio acquisitions.

  We also are active in cross-selling more products to our existing customers. This opportunity for receivable growth results from our broad product array, recognized brand names, varied distribution channels, and large, diverse customer base. As a result of these cross-selling initiatives, we increased our products per customer by almost 20 percent in 2001. Products per customer is a measurement of the number of products held by an individual customer whose borrowing relationship with Household is considered in good standing. Products include all loan and insurance products.

  From time to time we offer customers with outstanding personal non-credit card loans who meet our current underwriting standards the opportunity to convert their loans into real estate secured loans. This enables our customers to have access to additional credit at lower interest rates. This also reduces our potential loss exposure and improves our portfolio performance as previously unsecured loans become secured in nature. We converted approximately $400 million of personal non-credit card loans into real estate secured loans in 2001 and $350 million in 2000. It is not our practice to re-write or reclassify any delinquent secured loans (real estate or auto) into personal non-credit card loans.

  The Internet is also an increasingly important distribution channel and is enabling us to expand into new customer segments, improve delivery in indirect distribution and serve current customers in a more cost-effective manner. Receivables originated via the Internet were $3.3 billion at December 31, 2001, a 450 percent increase over December 31, 2000. At December 31, 2001, over 925,000 accounts were originated or serviced via the Internet. We are currently accepting loan applications via the Internet for all of our products and have the ability to serve our customers entirely on-line or in combination with our other distribution channels.

..  The owned consumer two-months-and-over contractual delinquency ratio was
   4.53 percent at December 31, 2001, compared to 4.26 percent at December 31, 2000. The owned consumer net charge-off ratio was 3.32 percent in 2001, compared to 3.18 percent in 2000 and 3.67 percent in 1999. As expected, delinquency and charge-off ratios increased during 2001.

.. Our owned credit loss reserves were $2.7 billion at December 31, 2001, compared to $2.1 billion at December 31, 2000. Credit loss reserves as a percent of owned receivables were 3.33 percent at December 31, 2001, compared to 3.14 percent at year-end 2000.

.. In connection with our share repurchase program, we repurchased 17.4 million shares of our common stock for a total of $916.3 million during 2001. Since announcing our share repurchase program in March 1999, we have repurchased
   39.6 million shares for a total of $1.8 billion. On May 9, 2001, we announced a new two-year $2 billion common stock repurchase program. This new program went into effect on January 1, 2002 and replaced the $2 billion stock repurchase program which expired on December 31, 2001.

.. Our total shareholders' equity (including company obligated mandatorily redeemable preferred securities of subsidiary trusts and excluding unrealized gains and losses on cash flow hedging instruments in 2001) to owned assets ratio was 11.22 percent at December 31, 2001, compared to 11.15 percent at December 31, 2000.

Results of Operations

   Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

   Net Interest Margin Our net interest margin on an owned basis increased to $5.8 billion in 2001, up from $4.7 billion in 2000 and $3.8 billion in 1999. Growth in average interest-earning assets resulted in higher net interest margin dollars in both years. In 2001, the increase was also due to lower funding costs, partially offset by an ensuing reduction in the rates we charge to our customers. The Federal Reserve reduced interest rates 11 times for a total of 475 basis points during 2001. In 2000, better pricing was partially offset by higher interest costs. In 2000, the Federal Reserve raised interest rates 3 times for a total of 100 basis points.

   As a percent of average interest-earning assets, net interest margin was
7.85 percent in 2001, 7.68 percent in 2000 and 7.74 percent in 1999. On a percentage basis, net interest margin in both years was impacted by a shift in the portfolio to lower margin real estate secured receivables. In 2001, the impact of this shift was more than offset by lower interest costs. In 2000, higher interest costs also contributed to the decrease in the ratio.

   Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased to $7.9 billion in 2001, up from $6.4 billion in 2000 and $5.5 billion in 1999. As a percent of average managed interest-earning assets, net interest margin was 8.44 percent in 2001, 8.05 percent in 2000 and 8.19 percent in 1999. Receivable growth contributed to the dollar increases in both years. The increase in the ratio in 2001 was primarily the result of lower interest costs. The decrease in the ratio in 2000 reflects the continued shift in the portfolio to lower margin real estate secured receivables and higher interest costs due to increases in interest rates, partially offset by improved pricing in our MasterCard and Visa portfolio.

   Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because auto finance and MasterCard and Visa receivables, which have wider spreads, are a larger portion of the off-balance sheet portfolio than of the owned portfolio, which primarily consists of lower margin real estate secured loans.

   We are able to adjust our pricing on many of our products, which reduces our exposure to changes in interest rates. During 2001, we benefited from reductions in funding costs, which were greater than the corresponding reduction in pricing. At December 31, 2001 and 2000, we estimated that our after-tax earnings would decline by about $79 and $83 million, respectively, following a gradual 200 basis point increase in interest rates over a twelve month period.

   See the net interest margin tables on pages 49 to 51 for additional information regarding our owned basis and managed basis net interest margin.

   Provision for Credit Losses The provision for credit losses includes current period net credit losses and an amount which we believe is sufficient to maintain reserves for losses of principal, interest and fees, including late, overlimit and annual fees, at a level that reflects known and inherent losses in the portfolio.

   At December 31, 2001, our owned loss reserve was at an all-time high, despite a continued shift in our portfolio mix to real estate secured loans. During 2001, we recorded owned loss provision $502.9 million greater than charge-offs. Loss provision in 2001 reflected our continued receivable growth, recent increases in personal bankruptcy filings, and continued uncertainty over the impact of the weakening economy on charge-off and delinquency trends. Additionally, growth in our receivables and portfolio seasoning ultimately result in a higher dollar loss reserve requirement. Loss provision was $195.5 million greater than charge-offs in 2000, primarily due to receivable growth. Loss provisions are based on an estimate of inherent losses in our loan portfolio. See "Credit Loss Reserves" for further discussion and overall methodology for determining loss provision and loss reserves.

   The provision for credit losses totaled $2.9 billion in 2001, compared to $2.1 billion in 2000 and $1.7 billion in 1999. Receivables growth in both years and a weakened economy in 2001 contributed to a higher provision. The provision for credit losses may vary from year to year, depending on a variety of factors including the amount of securitizations in a particular period, economic conditions and historical delinquency roll-rates of our loan products and our product vintage analyses.

   As a percent of average owned receivables, the provision was 4.00 percent, compared to 3.50 percent in 2000 and 3.59 percent in 1999. In 2001, the increase in this ratio reflects higher charge-offs, including bankruptcy charge-offs, and additions to loss reserves, both resulting from the weakening economy. In 2000, the decline in this ratio reflects improved credit quality as secured loans, which have a lower loss experience, represented a larger percentage of our owned portfolio. This decline came in spite of an increase in overall charge-off dollars as a result of receivable growth in the prior year. Run-off of our legacy undifferentiated Household Bank branded MasterCard and Visa portfolio, which had higher loss rates, also contributed to the decline in 2000.

   See the "Analysis of Credit Loss Reserves Activity" on pages 47 and 48 for additional information regarding our owned basis and managed basis loss reserves.

   Other Revenues Total other revenues on an owned basis were $3.8 billion in 2001, $3.2 billion in 2000 and $2.8 billion in 1999 and included the following:

                                       Year ended December 31,
                                      --------------------------
                                        2001     2000     1999
               -                      -------- -------- --------
                                            (In millions)
               Securitization revenue $1,762.9 $1,459.3 $1,365.8
               Insurance revenue.....    662.4    561.2    534.6
               Investment income.....    167.7    174.2    168.8
               Fee income............    903.5    760.2    546.2
               Other income..........    322.5    228.8    223.8
                                      -------- -------- --------
               Total other revenues.. $3,819.0 $3,183.7 $2,839.2
                                      ======== ======== ========

   Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Securitization revenue was $1.8 billion in 2001, compared to $1.5 billion in 2000 and $1.4 billion in 1999. The increases were due to higher average securitized receivables and changes in the mix of receivables included in these transactions. Securitization revenue will vary each year based on the level and mix of receivables securitized in that particular year (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions) as well as the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is impacted by the level and mix of current year securitizations because securitized receivables with longer lives may require a higher over-the-life loss provision than receivables securitized with shorter lives depending upon loss estimates and severities.

   Securitization revenue included the following:

                                              Year ended December 31,
                                             --------------------------
                                               2001     2000     1999
         -                                   -------- -------- --------
                                                   (In millions)
         Net initial gains.................. $  165.7 $  170.1 $  111.1
         Net replenishment gains............    407.5    328.4    254.1
         Servicing revenue and excess spread  1,189.7    960.8  1,000.6
                                             -------- -------- --------
         Total.............................. $1,762.9 $1,459.3 $1,365.8
                                             ======== ======== ========

   Certain securitization trusts, such as credit cards, are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off.

   The change in our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, was $100.6 million in 2001, $59.0 million in 2000 and $34.0 million in 1999.

   See Note 1, "Summary of Significant Accounting Policies," and Note 6, "Asset Securitizations," to the consolidated financial statements for further information on asset securitizations.

   Insurance revenue was $662.4 million in 2001, $561.2 million in 2000 and $534.6 million in 1999. The increases reflect increased sales on a larger loan portfolio and improved customer acceptance and retention rates. During 2001, we announced that we will discontinue the sale of single premium credit insurance on real estate secured receivables in favor of offering a fixed monthly premium insurance product. The rollout of this insurance product began in the fourth quarter of 2001 and was substantially completed in the first quarter of 2002. This change is not expected to have a material impact on our results of operations for 2002.

   Investment income includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities. Investment income was $167.7 million in 2001, $174.2 million in 2000 and $168.8 million in 1999. In 2001, the decrease was primarily due to lower interest income, primarily resulting from lower yields, partially offset by higher average investment balances. In 2000, the increase was primarily due to higher interest income, primarily resulting from higher average investment balances and higher yields.

   Fee income includes revenues from fee-based products such as credit cards. Fee income was $903.5 million in 2001, $760.2 million in 2000 and $546.2 million in 1999. The increases were primarily due to higher credit card fees. Fee income will also vary from year to year depending upon the amount of securitizations in a particular period.

   See Note 22, "Segment Reporting," to the accompanying consolidated financial statements for additional information on fee income on a managed basis.

   Other income, which includes revenue from our refund lending business, was $322.5 million in 2001, $228.8 million in 2000 and $223.8 million in 1999. RAL income was $198.3 million in 2001, $132.7 million in 2000 and $130.6 million in 1999. The increase in 2001 also reflects income of $32 million, net of costs directly related to our exit from the Goldfish credit card program, in connection with the agreement with Centrica to discontinue our participation in the program.

   Costs and Expenses Total costs and expenses increased 18 percent to $3.9 billion in 2001, compared to $3.3 billion in 2000 and $2.8 billion in 1999. Expenses on an owned basis are the same as expenses on a managed basis. Higher expenses were the result of higher receivable levels and increased operating, technology, marketing, and personnel spending directly related to the receivable growth. Acquisitions during the first half of 2000 also contributed to increased expenses over the prior years. Our efficiency ratio was 38.4 percent in 2001, compared to 39.6 percent in 2000 and 39.5 percent in 1999.

   Total costs and expenses included the following:

                                                     Year ended December 31,
                                                    --------------------------
                                                      2001     2000     1999
  -                                                 -------- -------- --------
                                                          (In millions)
  Salaries and fringe benefits..................... $1,597.2 $1,312.1 $1,048.7
  Sales incentives.................................    273.2    203.6    145.9
  Occupancy and equipment expense..................    337.4    306.6    270.9
  Other marketing expenses.........................    490.4    443.6    346.9
  Other servicing and administrative expenses......    716.8    595.0    550.6
  Amortization of acquired intangibles and goodwill    157.6    166.4    150.0
  Policyholders' benefits..........................    302.6    261.7    258.1
                                                    -------- -------- --------
  Total costs and expenses......................... $3,875.2 $3,289.0 $2,771.1
                                                    ======== ======== ========

   Salaries and fringe benefits were $1.6 billion in 2001, $1.3 billion in 2000 and $1.0 billion in 1999. The increases were primarily due to additional staffing at all businesses, including the impact of acquisitions. In 2001, we increased sales, collection, customer service and technology staffing levels at all businesses to support our growth. Branch expansion efforts in the United Kingdom and Canada also contributed to the increase in 2001. In 2000, additional staffing to support growth and collection efforts in our consumer lending business, which contributed to increased recoveries and collections and improved the portfolio performance of our receivables, also contributed to the increase over the prior year. Growth in our credit card business, including the impact of acquisitions, also contributed to the increase in 2000.

   Sales incentives were $273.2 million in 2001, $203.6 million in 2000 and $145.9 million in 1999. The increases were primarily due to higher sales volumes in our branches.

   Occupancy and equipment expense was $337.4 million in 2001, $306.6 million in 2000 and $270.9 million in 1999. The increases were primarily due to growth in our support facilities. In 2001, we also added new branches in the United Kingdom and Canada. In 2000, we opened a new call center in Tampa, Florida and acquired other facilities in the first half of the year. These facilities have supported our receivable growth.

   Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. These expenses were $490.4 million in 2001, $443.6 million in 2000 and $346.9 million in 1999. The increases were primarily due to increased credit card marketing initiatives, largely in the U.S. MasterCard and Visa portfolio.

   Other servicing and administrative expenses were $716.8 million in 2001, $595.0 million in 2000 and $550.6 million in 1999. In 2001, the increase was primarily due to higher collection and consulting expenses, REO and fraud losses, and costs associated with privacy mailings to comply with new legislation. In 2000, the increase was primarily due to e-commerce initiatives and increased costs resulting from the acquisition of Renaissance and two real estate secured loan portfolios.

   Amortization of acquired intangibles and goodwill was $157.6 million in 2001, $166.4 million in 2000 and $150.0 million in 1999. In 2001, the decrease was attributable to reductions in acquired intangibles. In 2000, the increase was attributable to higher goodwill amortization resulting from the Renaissance acquisition. Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, amortization of goodwill recorded in past business combinations ceased. The adoption is expected to increase net income by approximately $45 million, or $.10 per share, annually.

   Policyholders' benefits were $302.6 million in 2001, $261.7 million in 2000 and $258.1 million in 1999. The increases are consistent with the increase in insurance revenues resulting from increased policy sales.

   Income taxes. The effective tax rate was 34.4 percent in 2001, 34.8 percent in 2000 and 32.9 percent in 1999.

                                CREDIT QUALITY

   Delinquency and Charge-offs Our delinquency and net charge-off ratios reflect, among other factors, changes in the mix of loans in our portfolio, the quality of our receivables, the average age of our loans, the success of our collection efforts, bankruptcy trends and general economic conditions. Real estate secured receivables, which have a significantly lower charge-off rate than unsecured receivables, represented 55 percent of our total owned receivables at December 31, 2001 and 52 percent at December 31, 2000. The levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.

   Our credit and portfolio management procedures focus on risk-based pricing and effective collection efforts for each loan. We have a process which we believe gives us a reasonable basis for predicting the credit quality of new accounts. This process is based on our experience with numerous marketing, credit and risk management tests. We also believe that our frequent and early contact with delinquent customers, as well as policies designed to manage customer relationships, such as reaging delinquent accounts to current in specific situations, are helpful in maximizing customer collections.

   We have been preparing for an economic slowdown since late 1999. Throughout 2000 and 2001, we emphasized real estate secured loans which historically have a lower loss rate as compared to our other loan products, grew sensibly, tightened underwriting policies, reduced unused credit lines, strengthened risk model capabilities and invested heavily in collections capability by adding over 2,500 collectors. As a result, 2001 charge-off and delinquency performance has been well within our expectations.

   Our consumer charge-off and nonaccrual policies vary by product as follows:

Product                            Charge-off Policy
-------                            -----------------
Real estate   Carrying values in excess of net realizable value are
secured       charged off at the time of foreclosure or when settlement is reached with the borrower.


Auto finance  Carrying values in excess of net realizable value are charged off at the earlier of the following:
              . the collateral has been repossessed and sold, . the collateral has been in our possession for more than 90 days, or
              . the loan becomes 150 days contractually delinquent.

MasterCard
and Visa      Charged off at 6 months contractually delinquent.

Private label Charged off at 9 months contractually delinquent.

Personal non- Charged off at 9 months contractually delinquent and no
credit card   payment received in 6 months, but in no event to exceed
              12 months.



Product                             Nonaccrual Policy
-------                             -----------------
Real estate   Interest income accruals are suspended when principal or
secured       interest payments are more than 3 months contractually
              past due and resumed when the receivable becomes less
              than 3 months contractually past due.

Auto finance  Interest income accruals are suspended when principal or interest payments are more than 2 months contractually past due and resumed when the receivable becomes less than 2 months contractually past due.



MasterCard
and Visa      Interest accrues until charge-off.

Private label Interest accrues until charge-off.

Personal non- Interest income accruals are suspended when principal or
credit card   interest payments are more than 3 months contractually
              delinquent. For PHLs, interest income accruals resume if
              the receivable becomes less than three months contractually past due. For all other personal non-credit card receivables, interest income is recorded as collected.

   Charge-offs may occur sooner for certain consumer receivables involving a bankruptcy.

   Our charge-off policies focus on maximizing the amount of cash collected from a customer while not incurring excessive collection expenses on a customer who will likely be ultimately uncollectible. We believe our policies are responsive to the specific needs of the customer segment we serve. Our real estate and auto finance charge-off policies consider customer behavior in that initiation of foreclosure or repossession activities often prompts repayment of delinquent balances. Our collection procedures and charge-off periods, however, are designed to avoid ultimate foreclosure or repossession whenever it is reasonably economically possible. Our MasterCard and Visa charge-off policy is consistent with credit card industry practice. Charge-off periods for our personal non-credit card and private label products were designed to be responsive to our customer needs and may be longer than bank competitors who serve a different market. Our policies have been consistently applied and there have been no significant changes to any of our policies during any of the periods reported. Our loss reserve estimates consider our charge-off policies to ensure appropriate reserves exist for products with longer charge-off lives. We believe our charge-off policies are appropriate and result in proper loss recognition.

   Our policies for consumer receivables permit reset of the contractual delinquency status of an account to current, subject to certain limits, if a predetermined number of consecutive payments has been received and there is evidence that the reason for the delinquency has been cured. Such reaging policies vary by product and are designed to manage customer relationships and maximize collections.

   See "Credit Quality Statistics" on pages 45 and 46 for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.

Consumer Two-Month-and-Over Contractual Delinquency Ratios--Owned Basis

                                2001 Quarter End        2000 Quarter End
                             ----------------------  ----------------------
                               4     3     2     1     4     3     2     1
                             ----  ----  ----  ----  ----  ----  ----  ----
    Real estate secured..... 2.63% 2.71% 2.59% 2.55% 2.58% 2.71% 2.64% 2.90%
    Auto finance............ 2.92  2.43  2.35  1.74  2.46  1.96  1.84  1.90
    MasterCard/Visa......... 5.67  5.22  4.80  5.02  4.90  4.89  4.30  4.17
    Private label........... 5.99  6.57  6.54  5.62  5.60  5.64  5.81  6.03
    Personal non-credit card 9.04  8.75  8.79  8.79  7.99  7.77  8.23  9.10
                             ----  ----  ----  ----  ----  ----  ----  ----
    Total Owned............. 4.53% 4.58% 4.48% 4.36% 4.26% 4.29% 4.25% 4.58%
                             ====  ====  ====  ====  ====  ====  ====  ====

   See "Credit Quality Statistics--Managed Basis" on page 46 for additional information regarding our managed basis credit quality.

   Our consumer delinquency ratios at year-end remained stable compared to the third quarter and increased modestly compared to the prior year. These increases were within our expectations. All products were negatively affected by the weakening economy during the fourth quarter. The increase in auto finance delinquency also reflects historical seasonal trends. These increases were partially offset by decreases in real estate secured delinquency due to improved collections. The sequential quarter comparison benefited from seasonal receivable growth in MasterCard and Visa and private label receivables, as well as a private label portfolio acquisition in the quarter. Additionally, our MasterCard and Visa portfolio was negatively impacted by the December removal of the Goldfish accounts, which had very low delinquency.

   Compared to a year ago, the weakening economy contributed to higher delinquency ratios in all products. In our real estate secured portfolio, these increases were partially offset by benefits from the growing percentage of loans on which we hold a first lien position as these loans have lower delinquency rates than other loans. Though delinquency in our total MasterCard and Visa portfolio increased over the prior year due in part to the removal of the Goldfish accounts, delinquency in our subprime portfolio improved. During 2001, we improved underwriting selection criteria in our subprime MasterCard and Visa portfolio by building systems which better exclude certain high-risk customers from solicitations.

Consumer Net Charge-off Ratios--Owned Basis

                                    2001 Quarter                  2000 Quarter
                         Full        Annualized        Full        Annualized        Full
                         Year  ----------------------  Year  ----------------------  Year
                         2001    4     3     2     1   2000    4     3     2     1   1999
                         ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
Real estate secured.....  .52%  .64%  .51%  .48%  .43%  .42%  .39%  .39%  .44%  .48%  .51%
Auto finance............ 4.00  4.91  3.72  3.26  3.93  3.29  3.90  2.88  2.90  3.42  3.42
MasterCard/Visa......... 8.17  7.90  8.28  8.33  8.17  6.55  7.36  5.99  6.32  6.48  7.95
Private label........... 5.59  6.12  5.94  5.25  5.02  5.34  5.03  5.18  5.46  5.70  5.60
Personal non-credit card 6.81  6.97  7.27  6.84  6.12  7.02  5.82  7.05  7.85  7.64  6.50
                         ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
Total Owned............. 3.32% 3.43% 3.43% 3.26% 3.12% 3.18% 2.98% 3.01% 3.27% 3.53% 3.67%
                         ====  ====  ====  ====  ====  ====  ====  ====  ====  ====  ====

   See "Credit Quality Statistics--Managed Basis" on page 46 for additional information regarding our managed basis credit quality.

   During the fourth quarter, our net charge-off ratios continued to be impacted by the weakening economy. Higher loss severities on repossessed vehicles due to a weak market for used cars and historical seasonal trends also contributed to the increases in our auto finance portfolio.

   The increases in charge-off ratios for the year also reflect the weakening economy. These increases were partially offset by improved collections in our real estate secured, private label and personal non-credit card portfolios as a direct result of increasing the size of our collection staff, especially in our branch network. The increase in the auto finance ratio was due in part to higher loss severities on repossessed vehicles. The increase in the MasterCard and Visa ratio reflects a higher percentage of subprime receivables in the portfolio. Though subprime charge-off rates declined throughout 2001, these receivables continue to have higher loss rates than other MasterCard and Visa receivables.

   Our total 2001 net charge-off ratios reflected the positive impact of the growing percentage of real estate secured receivables, which have a lower charge-off ratio than other products, in our portfolio. Assuming 1999 product mix, net charge-offs would have been approximately 45 basis points higher in 2001 and 30 basis points higher in 2000.

   In 2000, all products, except personal non-credit card loans, reported improved charge-off ratios compared to 1999. Our MasterCard and Visa portfolio reported the strongest improvement in 2000 as a result of significant decreases in charge-off dollars in our legacy undifferentiated Household Bank and GM portfolios and in bankruptcy charge-offs. Charge-off dollars for all products were up in 2000.

   In February, 1999, the four federal banking regulatory agencies revised their guidelines for classification of credit based on delinquency status and mandated specified timeframes for recognizing losses in consumer loan portfolios. These regulatory policy changes, which apply only to products within our banking subsidiaries and became effective October 1, 2000, did not result in a significant modification to any of our established reaging or charge-off policies. Therefore, the application of the new rules did not have a material impact on our financial statements or the way we manage our businesses.

   Credit Loss Reserves We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and intended to be adequate but not excessive. We estimate losses for consumer receivables based on delinquency status and past loss experience. In addition, we provide loss reserves on consumer receivables to reflect our assessment of portfolio risk factors which may not be fully reflected in the statistical calculation which uses roll rates and migration analysis. These risk factors include bankruptcy trends, recent growth, product mix, economic conditions, and current levels in charge-off and delinquency. While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products, which include real estate secured, auto finance, Master Card and Visa and private label credit cards and personal non-credit cards. We recognize the different inherent loss characteristics and risk management/collection practices in each of these products. Charge-off and customer account management policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods and for customers benefiting from account management decisions. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of charge-offs in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. These estimates are influenced by factors outside of our control, such as economic conditions and consumer payment patterns. As a result, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

   At December 31, 2001, our owned loss reserve was at an all-time high, despite a continued shift in our portfolio mix to secured loans. During 2001, we recorded owned loss provision $502.9 million greater than charge-offs. Loss provision in 2001 reflected our continued receivable growth, recent increases in personal bankruptcy filings, and continued uncertainty over the impact of the weakening economy on charge-off and delinquency trends. Additionally, growth in our receivables and portfolio seasoning ultimately result in a higher loss reserve requirement. Loss provision was $195.5 million greater than charge-offs in 2000, primarily due to receivable growth. Loss provisions are based on an estimate of inherent losses in our loan portfolio.

   The following table sets forth owned basis credit loss reserves for the periods indicated:

                                                              At December 31,
                                             ------------------------------------------------
                                               2001      2000      1999      1998      1997
-                                            --------  --------  --------  --------  --------
                                                (All dollar amounts are stated in millions)
Owned credit loss reserves.................. $2,663.1  $2,111.9  $1,757.0  $1,734.2  $1,642.1
Reserves as a percent of receivables........     3.33%     3.14%     3.36%     3.92%     4.25%
Reserves as a percent of net charge-offs....    110.5     109.9     101.1     112.6     126.7
Reserves as a percent of nonperforming loans     91.0      90.2      87.5     100.3     113.2

   Reserves as a percentage of receivables in 2001 reflect the impact of the weakened economy, higher levels of delinquency and charge-off, and the continuing uncertainty as to the ultimate impact the weakened economy will have on delinquency and charge-off levels. We began to see evidence of a weakening economy in the first half of the year as delinquencies began to rise and bankruptcy filings increased. This resulted in higher charge-offs beginning in the second quarter. The combination of these risk factors, partially offset by a higher mix of real estate secured receivables, which have lower credit losses, resulted in higher loss provisions in 2001.

   Over the past five years, our loan portfolio has experienced a dramatic shift in product mix to real estate secured receivables. The trend in reserves as a percentage of receivables from 1997 through 2000 reflects the impact of a growing percentage of secured loans which have lower loss rates than unsecured loans and, beginning in 1999 and continuing into 2000, improving credit quality trends. This trend also benefited in 1999 and 2000 from the continued run-off of our undifferentiated Household Bank branded MasterCard and Visa portfolio. Real estate secured receivables represented 55 percent of our receivables at December 31, 2001 compared to 36 percent at December 31, 1997. The impact of this shift to real estate secured receivables is significant. Holding average receivable mix constant to 1997 levels would have resulted in approximately a $980 million increase in charge-off during 2001 based on 2001 owned charge-off ratios.

   For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

                                                                  At December 31,
                                                 ------------------------------------------------
                                                   2001      2000      1999      1998      1997
-                                                --------  --------  --------  --------  --------
                                                    (All dollar amounts are stated in millions)
Managed credit loss reserves.................... $3,811.4  $3,194.2  $2,666.6  $2,548.1  $2,523.0
Reserves as a percent of managed receivables....     3.78%     3.65%     3.72%     3.99%     3.99%
Reserves as a percent of managed net charge-offs    110.7     111.1      98.2      94.4     109.8
Reserves as a percent of nonperforming loans....    105.0     107.0     100.1     109.5     115.5

   See the "Analysis of Credit Loss Reserves Activity" on pages 47 and 48 for additional information regarding our owned basis and managed basis loss reserves.

   Geographic Concentrations The state of California accounts for 15 percent of our managed domestic consumer portfolio and is the only state with more than 10 percent of this portfolio. Because of our centralized underwriting collections and processing functions, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.

   Our foreign consumer operations located in the United Kingdom and Canada accounted for 6 percent and 1 percent, respectively, of managed consumer receivables at December 31, 2001.

Owned Nonperforming Assets

                                                              At December 31,
                                                         --------------------------
                                                           2001     2000     1999
-                                                        -------- -------- --------
                                                          (All dollar amounts are
                                                            stated in millions)
Nonaccrual receivables.................................. $2,079.5 $1,678.7 $1,444.6
Accruing consumer receivables 90 or more days delinquent    844.1    649.4    550.4
Renogotiated commercial loans...........................      2.1     12.3     12.3
                                                         -------- -------- --------
Total nonperforming receivables.........................  2,925.7  2,340.4  2,007.3
Real estate owned.......................................    398.9    337.1    271.5
                                                         -------- -------- --------
Total nonperforming assets.............................. $3,324.6 $2,677.5 $2,278.8
                                                         ======== ======== ========

   The increase in nonaccrual receivables is attributable to increases in our real estate secured, auto finance and personal non-credit card portfolios. Accruing receivables 90 or more days delinquent includes MasterCard and Visa and private label credit card receivables, consistent with industry practice. The increase in total nonperforming assets is consistent with and attributable to growth in our owned portfolio.

Liquidity and Capital Resources

   Our subsidiaries use cash to originate loans, purchase loans or investment securities and acquire businesses. Their sources of cash include the collection of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt and deposits and from the securitization of consumer receivables; and cash provided by operations.

   The following table summarizes our contractual cash obligations by period due:

                                                                          At December 31, 2001
                                                -----------------------------------------------------------------------
                                                   2002         2003        2004       2005        2006      Thereafter
-                                               ---------    ---------    --------   --------    --------    ----------
                                                                              (In millions)
Long-term debt:
   Time certificates of deposit................ $ 2,025.5    $ 1,307.3    $1,528.2   $  837.3    $  208.1    $   410.3
   Senior and senior subordinated debt.........  10,492.5      9,980.0     5,800.9    5,970.0     6,652.0     17,928.2
                                                ---------    ---------    --------   --------    --------    ---------
   Total long-term debt........................  12,518.0     11,287.3     7,329.1    6,807.3     6,860.1     18,338.5
                                                ---------    ---------    --------   --------    --------    ---------
Operating leases:
   Minimum rental payments.....................     150.9        128.6       110.7       92.8        82.6        330.0
   Minimum sublease income.....................     (21.4)       (21.6)      (22.0)     (22.3)      (22.2)       (77.7)
                                                ---------    ---------    --------   --------    --------    ---------
   Total operating leases......................     129.5        107.0        88.7       70.5        60.4        252.3
                                                ---------    ---------    --------   --------    --------    ---------
Other long-term obligations:
   Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts..        --           --          --         --          --        975.0
                                                ---------    ---------    --------   --------    --------    ---------
   Total contractual obligations............... $12,647.5    $11,394.3    $7,417.8   $6,877.8    $6,920.5    $19,565.8
                                                =========    =========    ========   ========    ========    =========


                                                  Total
-                                               ---------

Long-term debt:
   Time certificates of deposit................ $ 6,316.7
   Senior and senior subordinated debt.........  56,823.6
                                                ---------
   Total long-term debt........................  63,140.3
                                                ---------
Operating leases:
   Minimum rental payments.....................     895.6
   Minimum sublease income.....................    (187.2)
                                                ---------
   Total operating leases......................     708.4
                                                ---------
Other long-term obligations:
   Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts..     975.0
                                                ---------
   Total contractual obligations............... $64,823.7
                                                =========

   We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements:

                                                                At
                                                           December 31,
                                                               2001
        -                                                  -------------
                                                           (In billions)
        MasterCard and Visa and private label credit cards    $ 99.4
        Other consumer lines of credit....................       4.7
                                                              ------
        Open lines of credit..............................    $104.1
                                                              ======

   At December 31, 2001, our mortgage services business had commitments with numerous correspondents to purchase up to $1.1 billion of real estate secured receivables, subject to availability based on underwriting guidelines specified by our mortgage services business. These commitments have terms of up to one year and can be renewed upon mutual agreement.

   In managing capital, we develop targets for the ratio of equity to managed assets based on discussions with rating agencies, reviews of regulatory requirements and competitor capital positions, credit loss reserve strength, risks inherent in the portfolio and projected operating environment, and acquisition objectives. We also specifically consider the level of intangibles arising from completed acquisitions. A primary objective of our capital management is to maintain investment grade ratings from rating agencies in order to have acceptable funding costs as well as greater access to a variety of funding sources. Targets include capital levels against both owned and managed assets. Our targets may change from time to time to accommodate changes in the operating environment or any of the other considerations listed above.

   Consolidated capital ratios at year end 2001 and 2000 were consistent with our targets. Those ratios, as well as our 2002 target for tangible shareholders' equity to tangible managed assets, are as follows:

                                                                                 At December 31,
                                                                           ---------------------------
                                                                             2001    2000  2002 Targets
-                                                                          -----    -----  ------------
Tangible shareholders' equity to tangible managed assets..................  7.57%    7.13%  8.00-8.25%
Common and preferred equity and trust preferred securities as a percent of owned assets (2)........................................................ 10.98(1) 11.15
Common and preferred equity and trust preferred securities as a percent of managed assets (2)......................................................  8.88(1)  8.81

--------
(1) Excluding the impact of FAS No. 133.

(2) The ratio of common and preferred equity and trust preferred securities as a percentage of owned and managed assets and the ratio of tangible equity to tangible managed assets are non-GAAP ratios that are used by rating agencies as a measure to evaluate capital adequacy. These ratios may differ from similarly named measures presented by other companies. Because of its long-term nature and our ability to defer dividends, rating agencies consider trust preferred securities as equity in calculating these ratios.

   Parent Company Household International, Inc. is the holding or parent company that owns the outstanding stock of its subsidiaries. The parent company's main source of funds is cash received from its subsidiaries in the form of dividends and intercompany borrowings. The parent company received dividends from its subsidiaries of $673 million in 2001 and $648 million in 2000. Dividends from subsidiaries are managed to ensure subsidiaries are adequately capitalized. In addition, the parent company receives cash from third parties by issuing debt, preferred stock and common stock.

   At December 31, 2001, the parent company had $400 million in committed back-up lines of credit that it can use on short notice. These lines are available either to the parent company or its subsidiary, Household Finance Corporation ("HFC"). None of these back-up lines were drawn upon in 2001. These lines of credit expire in 2003 and do not contain financial material adverse change clauses that could restrict availability. The only financial covenant contained in the terms of the parent company's credit agreements is the maintenance of minimum shareholders' equity of $2.0 billion.

   The parent company has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock and may pay dividends to its common stockholders. The parent company paid $406.6 million in common and preferred dividends to shareholders in 2001 and $358.9 million in 2000. The parent company anticipates its common stock dividend payout ratio in 2002 to be comparable to prior years.

   At various times, the parent company will make capital contributions to its subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. In 2001, the parent company made capital contributions of $50 million to subsidiaries, compared to $550 million in 2000. The primary reasons for the larger contribution in 2000 were to support receivable growth and maintain acceptable investment grade ratings. We expect our subsidiaries will continue to need additional capital contributions in 2002. We anticipate that these amounts will exceed the amounts contributed in prior years. We have been advised by the Office of Thrift Supervision ("OTS"), Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") that in accordance with their 2001 Guidance for Subprime Lending Programs, they will impose additional capital requirements on institutions which hold nonprime or subprime assets which we expect will be greater than the historical levels we have maintained at these subsidiary institutions. We do not believe the additional capital needs of any subsidiary will have a material adverse impact on our financial position or our business operations.

   In August 2001, the parent company issued zero-coupon convertible debt securities. The convertible debt securities are due 2021, have a 1 percent yield to maturity and have a principal amount at maturity of approximately $1.2 billion. We must pay contingent interest on the securities beginning in 2006 if our common stock price reaches certain levels. The holders of the securities have the right to require us to repurchase the securities on various dates beginning in August 2002 and ending in August 2016 or if certain "fundamental changes" as described in the prospectus supplement occur. "Fundamental changes" include, among other things, an exchange offer, liquidation, merger and recapitalization. The holders of the securities may convert each $1,000 of securities, subject to adjustment, into 9.022 shares of Household common stock if our stock price reaches $99.87 for 20 trading days in a consecutive 30 trading day period. We may redeem the securities, in whole or in part, at any time after August 1, 2006.

   In September 2001, the parent company issued $300 million of 7.50 percent cumulative preferred stock. In addition, we issued company obligated mandatorily redeemable preferred securities (representing the minority interest in the trust) ("trust preferred securities") of $400 million in 2001 and $300 million in 2000. In December 2001, $100 million of 8.70 percent trust preferred securities were redeemed.

   During 2001, we repurchased 17.4 million shares of our common stock for a total of $916.3 million. During 2000, 5.4 million shares were repurchased for a total of $209.3 million. On May 9, 2001, we announced a new common stock repurchase program. This new program enables us to repurchase up to an additional $2 billion of our outstanding common shares. This new program went into effect on January 1, 2002 and replaced the $2 billion stock repurchase program which expired on December 31, 2001. Pursuant to these programs, repurchases are made from time to time in the open market depending upon market conditions, other investment opportunities for growth and capital targets.

   At December 31, 2001, we had agreements to purchase, on a forward basis, approximately 6.5 million shares of our common stock at a weighted-average forward price of $59.14 per share. The agreements have terms of up to one year. These agreements may be settled either physically or on a net basis in shares of our common stock, at our option.

   Subsidiaries We have three major subsidiaries: HFC, Household Bank, f.s.b. ("the Bank"), and Household Global Funding ("Global"). These subsidiaries use cash to originate loans, purchase loans or investment securities or acquire businesses. Their sources of cash include the collection of receivable balances, maturities or sales of investment securities, proceeds from the issuance of debt and deposits and from the securitization of receivables, capital contributions from the parent company, and cash provided by operations.

   HFC HFC funds its operations by collecting receivable balances; issuing commercial paper, medium-term debt, and long-term debt primarily to wholesale investors; securitizing consumer receivables; and receiving capital contributions from its parent.

   HFC domestically markets its commercial paper primarily through an in-house sales force. HFC's outstanding commercial paper totaled $8.8 billion at December 31, 2001 and $8.7 billion at December 31, 2000. HFC actively manages the level of commercial paper outstanding to ensure availability to core investors and proper use of any excess capacity within internally-established targets.

   HFC markets domestic medium-term notes through investment banks and its in-house sales force. A total of $8.0 billion of domestic medium-term notes were issued in 2001, including $788 million of InterNotes/SM/, a retail-oriented medium-term note program. In 2000, $9.9 billion of domestic medium-term notes were issued. During 2001, HFC also issued $7.0 billion of U.S. dollar, global long-term debt with a weighted-average original maturity of
8.14 years. Long-term debt issuances in 2000 totaled $4.8 billion and had a weighted-average original maturity of 6.98 years. These long-term issuances lengthened the term of HFC's funding, reduced reliance on commercial paper and securitizations, and preserved liquidity.

   We issued securities backed by dedicated home equity loan receivables of $1.6 billion in 2001 and $.5 billion in 1999. For accounting purposes, these transactions were structured as secured financings, therefore the receivables and the related debt remain on our balance sheet. At December 31, 2001, closed-end real estate secured receivables totaling $1.7 billion secured $1.5 billion of outstanding debt related to these transactions. At December 31, 2000, closed-end real estate secured receivables totaling $.4 billion secured $.4 billion of outstanding debt.

   To obtain a broader investment base, HFC periodically issues debt in foreign markets. During 2001, $2.0 billion in notes were issued in these foreign markets, including Euro, Japanese yen and Australian dollar denominated issuances, compared to $2.1 billion in 2000. In order to eliminate future foreign exchange risk, currency swaps were used to convert the notes to U.S. dollars at the time of issuance.

   HFC had committed back-up lines of credit totaling $10.1 billion at December 31, 2001, of which $400 million was also available to its parent company. None of these back-up lines were drawn upon in 2001. In addition, none of these lines contained a financial material adverse change clause which could restrict availability. HFC's back-up lines expire on various dates through 2005. The most restrictive financial covenant contained in the terms of HFC's credit agreements is the maintenance of minimum shareholder's equity of $3.6 billion.

   At December 31, 2001, HFC had facilities with commercial and investment banks under which it may securitize up to $12.6 billion of receivables. The conduit facilities are renewable on an annual basis at the banks' option. At December 31, 2001, $10.3 billion of receivables were securitized under these programs. The amount available under the facilities will vary based on the timing and volume of public securitization transactions. We expect to significantly increase the amounts available under these conduit programs in 2002 to protect our ability to operate efficiently in a cautionary capital market. Through existing bank lines, conduit facilities and new debt issuances, we believe we would continue to have more than adequate sources of funds if one or more of these facilities were unable to be renewed.

   The Bank. The Bank funds its operations through collection of receivable balances, contributions of capital and various wholesale funding sources including federal funds borrowings and bank notes. The Bank has also used retail certificates of deposit, domestic and Euro medium-term notes and underwritten senior debt. Additionally, the Bank has historically funded the RAL program under its agreement with HFC.

   During 2001, the Bank began selling bank notes through an in-house sales force. Bank notes outstanding at year-end were $831 million. The Bank also issued $115 million in retail certificates of deposit in 2001 and $3.2 billion in 2000. The Bank's outstanding deposits totaled $6.8 billion at December 31, 2001 and $7.4 billion at December 31, 2000.

   The Bank is subject to the capital adequacy guidelines adopted by the OTS and is well capitalized. Although we have utilized the Bank in the past as a means of providing deposit funding to support our operations, due to recent regulatory requirements for additional capital to support nonprime and subprime lending activities, it is doubtful that such sources will be actively utilized in the near term. We have been advised by the OTS, OCC and the FDIC that in accordance with their 2001 Guidance for Subprime Lending Programs, they will impose additional capital requirements on institutions which hold nonprime or subprime assets which we expect will be greater than the historical levels we have maintained at these subsidiary institutions. We have agreed with the OTS to maintain the regulatory capital of the Bank at these levels. We expect to reduce the size of the Bank to better manage the capital requirements for the Bank. We do not expect that any of these actions will have a material adverse effect on our operations, our ability to timely fund our operations, or will materially increase the costs associated with our funding.

   Global. Global includes our foreign subsidiaries in the United Kingdom and Canada. Global's assets were $7.3 billion at year-end 2001 and $7.8 billion at year-end 2000. Consolidated shareholders' equity includes the effect of translating our foreign subsidiaries' assets, liabilities and operating results from their local currency into U.S. dollars. We periodically enter into foreign exchange contracts to hedge portions of our investment in foreign subsidiaries.

   Each foreign subsidiary conducts its operations using its local currency. While each foreign subsidiary usually borrows funds in its local currency, both our United Kingdom and Canadian subsidiaries have borrowed funds directly in the United States capital markets. This allowed the subsidiaries to achieve a lower cost of funds than that available at that time in their local markets. These borrowings were converted from U.S. dollars to their local currencies using currency swaps at the time of issuance. Net realized gains and losses in foreign currency swap transactions were not material to our results of operations or financial position in any of the years presented.

   Our United Kingdom operation is funded with wholesale deposits, short and intermediate-term bank lines of credit, long-term debt and securitizations of receivables. Deposits were $490.7 million at December 31, 2001 and $1.7 billion at December 31, 2000. Short-term borrowings at year-end 2001 were $717.4 million compared to $722.3 million a year ago. Long-term debt at year-end 2001 was $2.8 billion compared to $2.4 billion a year earlier.

   At December 31, 2001, $2.1 billion of the United Kingdom's total debt was guaranteed by the parent company and $1.9 billion was guaranteed by HFC. HFC receives a fee for providing the guarantee. Committed back-up lines of credit for the United Kingdom were approximately $3.1 billion at December 31, 2001 of which $.8 billion was used. These lines have varying maturities through 2007.

   At December 31, 2001, the UK had facilities with commercial banks under which it may securitize up to $.3 billion of receivables. The conduit facilities are renewable on an annual basis at the banks' option. At December 31, 2001, $.3 billion of receivables were securitized under these programs. The amount available under the facilities will vary based on the timing and volume of public securitization transactions. Through existing bank lines and new debt issuances, we believe we would continue to have more than adequate sources of funds if one or more of these facilities were unable to be renewed.

   Our Canadian operation is funded with commercial paper, intermediate debt and long-term debt. Intermediate and long-term debt totaled $851.1 million at year-end 2001 compared to $749.2 million a year ago. Committed back-up lines of credit for Canada were approximately $436 million at December 31, 2001. None of these back-up lines were used in 2001. At December 31, 2001, approximately $35 million of the Canadian subsidiary's total debt was guaranteed by the parent company and $1.2 billion was guaranteed by HFC. Both the parent company and HFC receive a fee for providing the guarantees.

   Investment Ratings As a financial services organization, we must have access to funds at competitive rates, terms and conditions to be successful. At December 31, 2001, the long-term debt of the parent company, HFC, Beneficial and our Canadian and U.K. subsidiaries and the preferred stock of the parent company have been assigned investment grade ratings by all nationally recognized statistical rating organizations that rate such instruments. These organizations have also rated the commercial paper of HFC in their highest rating category. Although one nationally recognized statistical rating organization recently downgraded the long-term debt of HFC to the corresponding levels of the other agencies, we believe this downgrade will not have any meaningful impact on our ability to fund our operations. With our back-up lines of credit and securitization programs, we believe we have sufficient funding capacity to refinance maturing debts and fund our growth.

   Capital Expenditures We made capital expenditures of $175 million in 2001 and $174 million in 2000.

                             ASSET SECURITIZATIONS

   Securitizations and secured financings of consumer receivables have been, and will continue to be, a source of liquidity for us. In a securitization, a designated pool of receivables, typically MasterCard or Visa, private label, personal non-credit card or auto finance, is removed from the balance sheet and transferred to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity ("QSPE") as defined by Statement of Financial Accounting Standards No. 140 ("FAS No. 140") and, therefore, is not consolidated. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The securities are collateralized by the underlying receivables transferred to the QSPE. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. The estimated present value of these rights to future residual cash flows are recorded on our balance sheet at the time of sale as interest-only strip receivables, net of our recourse obligation to investors for failure of debtors to pay. Our recourse is limited to our rights to future cash flows and any subordinated interests that we may retain. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables. Securitizations represented 22 percent of the funding associated with our managed portfolio at December 31, 2001, compared to 24 percent at December 31, 2000 and 28 percent at December 31, 1999.

   In a secured financing, a designated pool of receivables, typically real estate secured, are conveyed to a wholly owned limited purpose subsidiary which in turn transfers the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under FAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. Using this source of funding results in similar operating results and cash flows as issuing debt through alternative funding sources.

   The following table summarizes the composition of receivables securitized (excluding replenishments of certificateholder interests) during the year:

                                             2001 2000 1999
                    -                        ---- ---- ----
                                             (In billions)
                    MasterCard/Visa......... $ .3 $2.0 $1.8
                    Auto finance............  2.6  1.9  1.4
                    Private label...........   .5   .5   .5
                    Personal non-credit card  2.1  2.6  1.5
                                             ---- ---- ----
                    Total................... $5.5 $7.0 $5.2
                                             ==== ==== ====

   Certain securitization trusts, such as credit cards, are established at fixed levels and due to the revolving nature of the underlying receivables require the sale of new receivables into the trust to replace receivable runoff. These replenishments totaled $24.7 billion in 2001, $21.0 billion in 2000 and $20.3 billion in 1999.

   The following table summarizes the expected amortization of our securitizations by type:

                                              At December 31, 2001
                         ---------------------------------------------------------------
                           2002     2003     2004     2005    2006  Thereafter   Total
-                        -------- -------- -------- -------- ------ ---------- ---------
Real estate secured..... $  295.1 $  304.8 $  217.9 $   44.0     --       --   $   861.8
Auto finance............  1,256.4  1,211.4    712.4    846.4     --       --     4,026.6
MasterCard/Visa.........  4,449.9  1,314.2  1,392.9  2,007.1 $ 89.9       --     9,254.0
Private label...........    336.5  1,001.8    811.7       --     --       --     2,150.0
Personal non-credit card  2,238.0  1,219.9    707.0    247.4  136.6   $106.7     4,655.6
                         -------- -------- -------- -------- ------   ------   ---------
Total................... $8,575.9 $5,052.1 $3,841.9 $3,144.9 $226.5   $106.7   $20,948.0
                         ======== ======== ======== ======== ======   ======   =========

   At December 31, 2001, the expected weighted-average remaining life of these transactions was 1.7 years.

   We issued securities backed by dedicated home equity loan receivables of $1.6 billion in 2001 and $.5 billion in 1999. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. Real estate secured receivables included closed-end real estate secured receivables totaling $1.7 billion at December 31, 2001 and $.4 billion at December 31, 2000 which secured the outstanding debt related to these transactions.

   The securities issued with our securitizations may payoff sooner than originally scheduled if certain events occur. For MasterCard and Visa, private label, real estate secured and personal non-credit card securitizations, early payoff of the securities begins if the annualized portfolio yield drops below a base rate or if certain other events occur. For certain auto securitizations, early payoff of securities may occur if established delinquency or loss levels are exceeded. We do not presently believe that any early payoff will take place. If early payoff occurred, our funding requirements would increase. These additional requirements could be met through new securitizations, issuance of various types of debt or borrowings under existing back-up lines of credit. We believe we would continue to have more than adequate sources of funds if an early payoff event occurred.

   At December 31, 2001, HFC and the U.K. had facilities with commercial and investment banks under which they may securitize up to $12.9 billion of receivables. The facilities are renewable on an annual basis at the banks' option. At December 31, 2001, $10.6 billion of receivables were securitized under these programs. The amount available under the facilities will vary based on the timing and volume of public securitization transactions. Through existing bank lines and new debt issuances, we believe we would continue to have more than adequate sources of funds if one or more of these facilities were unable to be renewed.

                                RISK MANAGEMENT

   We have a comprehensive program to address potential financial risks, such as liquidity, interest rate, currency and credit risk. The Finance Committee of the Board of Directors sets acceptable limits for each of these risks annually and reviews the limits semi-annually. We maintain an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We manage our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We manage our exposure to currency risk primarily through the use of currency swaps. We do not speculate on interest rate or foreign currency market exposure and we do not use exotic or leveraged derivative financial instruments.

   Because we are predominantly capital markets funded, our ability to ensure continuous access to these markets and maintain a diversified funding base is important in meeting our funding needs. We have never experienced funding difficulties. Over the past two years, we have worked with a number of investment banks to identify and implement the strategic initiatives required to enhance future market access. Our ability to issue debt at competitive prices is influenced by rating agencies' views of our credit quality, liquidity, capital and earnings. As a result, we maintain close working relationships with each rating agency to secure the highest possible rating on our debt and asset backed securities. Additionally, access to capital markets is dependent upon a well-informed investor base. We maintain a comprehensive, direct marketing program to ensure our investors receive consistent and timely information regarding our financial performance. The ability to fund our operations, however, can be influenced by factors outside of our control such as the events of September 11, 2001 and the Russian financial crisis that occurred in the fall of 1998. In both of these situations, we adjusted our debt issuance plans as the debt markets changed and readily achieved our funding goals. Our contingency funding plans contemplate short and long-term market interruptions resulting from both general market events and Household specific events. Any shortfalls created by these interruptions could be mitigated through access to alternative sources of secured funding, asset sales and/or reductions in receivable growth rates. We currently are not aware of any trends or events that will result in or that are reasonably likely to result in a material change in our liquidity.

   Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of changes in interest rates on net interest margin. The key assumptions used in these models include expected loan payoff rates, loan volumes and pricing, cash flows from derivative financial instruments and changes in market conditions. These assumptions are based on our best estimates of actual conditions. The models cannot precisely predict the actual impact of changes in interest rates on our earnings because these assumptions are highly uncertain. We validate the accuracy of our models by comparing actual results to those previously predicted by the model. At December 31, 2001, our interest rate risk levels were substantially below those allowed by our existing policy.

   We estimate that our after-tax earnings would decline by about $79 million at December 31, 2001 and $83 million at December 31, 2000 following a gradual 200 basis point increase in interest rates over a twelve month period and would increase by about $70 million at December 31, 2001 and $76 million at December 31, 2000 following a gradual 200 basis point decrease in interest rates. These estimates include the impact of the derivative positions we have entered into. As a result, the decline in our earnings following a gradual 200 basis point increase would be higher had those derivative positions not been entered into. These estimates also assume we would not take any corrective action to lessen the impact and, therefore, exceed what most likely would occur if rates were to change.

   We generally fund our assets with liabilities that have similar interest rate features. This initially reduces interest rate risk. Over time, however, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts result in different funding strategies and produce different interest rate risk exposures. We use derivative financial instruments, principally swaps, to manage these exposures, as well as our liquidity position. Generally, we use derivatives that are either effective hedges, of which 92 percent qualify for the short-cut method of accounting under FAS No. 133, or are short-term (less than one year) economic hedges which offset the economic risk inherent in our balance sheet. As a result, we do not believe that using these derivatives will result in a material mark-to-market income adjustment in any period.

   The primary exposure on our interest rate swap portfolio is credit risk. Credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We control the credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits and ongoing monitoring procedures. Counterparty limits have been set and are closely monitored as part of the overall risk management process. These limits ensure that we do not have significant exposure to any individual counterparty. Based on peak exposure at December 31, 2001, substantially all of our derivative counterparties were rated AA- or better. Certain swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. We have never suffered a loss due to counterparty failure.

   We also use interest rate futures, interest rate forwards and purchased options to reduce interest rate risk. We use these instruments to hedge interest rate changes on our variable rate assets and liabilities. For example, short-term borrowings expose us to interest rate risk because the interest rate we must pay to others may change faster than the rate we receive from borrowers on the assets our borrowings are funding. Futures, forwards and options are used to fix our interest cost on these borrowings at a desired rate and are held until the interest rate on the variable rate asset or liability changes. We then terminate, or close out, the derivative financial instrument. These terminations are necessary because the date the interest rate changes is usually not the same as the expiration date of the derivative contracts.

   Foreign currency exchange risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. We enter into foreign exchange rate forward contracts and currency swaps to minimize currency risk associated with changes in the value of foreign-denominated assets or liabilities. Currency swaps convert principal and interest payments on debt issued from one currency to another. For example, we may issue Euro-denominated debt and then execute a currency swap to convert the obligation to U.S. dollars. We also have foreign subsidiaries located in the United Kingdom and Canada. Our foreign currency exchange risk on these investments is limited to the unhedged portion of the net investment in our foreign subsidiaries. We periodically enter into foreign exchange contracts to hedge portions of our investments in foreign subsidiaries. At December 31, 2001, we estimate we would experience a decrease in common shareholders' equity, net of tax, of approximately $45.7 million compared to a decrease of approximately $56.8 million, net of tax, at December 31, 2000 as a result of a 10 percent depreciation in our unhedged capital exposure in foreign subsidiaries to the U.S. dollar position. Additionally, we believe that the potential loss in net income associated with a 10 percent adverse change in the British pound/U.S. dollar or Canadian dollar/U.S. dollar exchange rate would not be material to us.

   See Note 11 to the accompanying consolidated financial statements, "Derivative Financial Instruments and Concentrations of Credit Risk," for additional information related to interest rate risk management and Note 15, "Fair Value of Financial Instruments," for information regarding the fair value of certain financial instruments.

                         HOUSEHOLD INTERNATIONAL, INC.

                               GLOSSARY OF TERMS

   Acquired Intangibles and Goodwill--Intangible assets represent the market value premium attributable to our credit card accounts in excess of the aggregate outstanding managed credit card loans acquired. Goodwill represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations.

   Affinity Credit Card--A MasterCard or Visa account jointly sponsored by the issuer of the card and an organization whose members share a common interest (e.g., the AFL-CIO Union Plus(R) (UP) Credit Card Program).

   Auto Finance Loans--Closed-end loans secured by a first lien on a vehicle.

   Co-Branded Credit Card--A MasterCard or Visa account that is jointly sponsored by the issuer of the card and another corporation (e.g., the GM Card(R)). The account holder typically receives some form of added benefit for using the card.

   Common Dividend Payout Ratio--Dividends declared per common share divided by net income per share.

   Consumer Net Charge-off Ratio--Net charge-offs of consumer receivables divided by average consumer receivables outstanding.

   Contractual Delinquency--A method of determining aging of past due accounts based on the status of payments under the loan.

   Efficiency Ratio--Ratio of operating expenses to net interest margin and other revenues less policyholders' benefits.

   Fee Income--Income associated with interchange on credit cards and late and other fees from the origination or acquisition of loans.

   Foreign Exchange Contract--A contract used to minimize our exposure to changes in foreign currency exchange rates.

   Futures Contract--An exchange-traded contract to buy or sell a stated amount of a financial instrument or index at a specified future date and price.

   Interchange Fees--Fees received for processing a credit card transaction through the MasterCard or Visa network.

   Interest-only Strip Receivables--Represent our contractual right to receive interest and other cash flows from our securitization trusts after the investors receive their contractual return.

   Interest Rate Swap--Contract between two parties to exchange interest payments on a stated principal amount (notional principal) for a specified period. Typically, one party makes fixed rate payments, while the other party makes payments using a variable rate.

   LIBOR--London Interbank Offered Rate. A widely quoted market rate which is frequently the index used to determine the rate at which we borrow funds.

   Liquidity--A measure of how quickly we can convert assets to cash or raise additional cash by issuing debt.

   Managed Basis--Method of reporting whereby net interest margin, other revenues and credit losses on securitized receivables are reported as if those receivables were still held on our balance sheet.

   Managed Receivables--The sum of receivables on our balance sheet and those that we service for investors as part of our asset securitization program.

   MasterCard and Visa Receivables--Receivables generated through customer usage of MasterCard and Visa credit cards.

   Net Interest Margin--Interest income from receivables and noninsurance investment securities reduced by interest expense.

   Nonaccrual Loans--Loans on which we no longer accrue interest because ultimate collection is unlikely.

   Nonprime Accounts--Accounts held by individuals who have limited credit histories, modest income, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs or other credit related actions. These customers generally have higher delinquency and credit loss probabilities and are charged a higher interest rate to compensate us for the additional risk.

   Options--A contract giving the owner the right, but not the obligation, to buy or sell a specified item at a fixed price for a specified period.

   Owned Receivables--Receivables held on our balance sheet.

   Personal Homeowner Loan ("PHL")--A real estate loan that has been underwritten and priced as an unsecured loan. These loans are reported as personal non-credit card receivables.

   Personal Non-Credit Card Receivables--Unsecured lines of credit or closed-end loans made to individuals.

   Private Label Credit Card--A line of credit made available to customers of retail merchants evidenced by a credit card bearing the merchant's name.

   Products Per Customer--A measurement of the number of products held by an individual customer whose borrowing relationship with Household is considered in good standing. Products include all loan and insurance products.

   Real Estate Secured Loan--Closed-end loans and revolving lines of credit secured by first or second liens on residential real estate.

   Receivables Serviced with Limited Recourse--Receivables we have securitized and for which we have some level of potential loss if defaults occur.

   Refund Anticipation Loan ("RAL") Program--A cooperative program with H&R Block Tax Services, Inc. and certain of its franchises, along with other independent tax preparers, to provide loans to customers entitled to tax refunds and who electronically file their returns with the Internal Revenue Service.

   Return on Average Common Shareholders' Equity--Net income less dividends on preferred stock divided by average common shareholders' equity.

   Return on Average Managed Assets--Net income divided by average managed assets.

   Return on Average Owned Assets--Net income divided by average owned assets.

   Secured Financing--The process where interests in a dedicated pool of financial assets, such as real estate secured receivables, are sold to investors. Typically, the receivables are transferred to a trust that issues interests that are sold to investors. The receivables and related debt remain on our balance sheet.

   Securitization--The process where interests in a dedicated pool of financial assets, such as credit card, auto or personal non-credit card receivables, are sold to investors. Typically, the receivables are sold to a trust that issues interests that are sold to investors. The receivables are then removed from our owned basis balance sheet.

   Securitization Revenue--Includes income associated with the current and prior period securitizations and sales of receivables with limited recourse. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

   Tangible Equity to Tangible Managed Assets (TETMA)--Tangible shareholders' equity consists of common equity (excluding unrealized gains and losses on investments and cash flow hedging instruments), preferred equity, and trust preferred securities less acquired intangibles and goodwill. Tangible managed assets represents total managed assets less acquired intangibles and goodwill and derivative assets. The ratio of tangible equity to tangible managed assets is a non-GAAP ratio that is used by rating agencies as a measure to evaluate capital adequacy. This ratio may differ from similarly named measures presented by other companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Information required by this Item is incorporated by reference to the "Liquidity and Capital Resources", "Asset Securitizations" and "Risk Management" sections of our 2001 MD&A.

Item 8. Financial Statements and Supplementary Data.

   Our 2001 Financial Statements meet the requirements of Regulation S-X. The 2001 Financial Statements and supplementary financial information specified by
Item 302 of Regulation S-K, are set forth below.

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                    CREDIT QUALITY STATISTICS--OWNED BASIS

                                                  At December 31, unless otherwise indicated
                                                ----------------------------------------------
                                                  2001      2000      1999      1998     1997
                                                --------  --------  --------  --------  ------
                                                  (All dollar amounts are stated in millions)
Owned Two-Month-and-Over Contractual
  Delinquency Ratios
Real estate secured............................     2.63%     2.58%     3.10%     3.95%   3.66%
Auto finance...................................     2.92      2.46      2.02      2.90    1.48
MasterCard/Visa................................     5.67      4.90      3.59      5.09    3.55
Private label..................................     5.99      5.60      6.09      6.03    5.60
Personal non-credit card.......................     9.04      7.99      9.06      8.24    7.55
                                                --------  --------  --------  --------  ------
Total consumer.................................     4.53%     4.26%     4.82%     5.31%   4.87%
                                                ========  ========  ========  ========  ======
Ratio of Owned Net Charge-offs to Average Owned
  Receivables for the Year
Real estate secured............................      .52%      .42%      .51%      .60%    .49%
Auto finance...................................     4.00      3.29      3.42      4.11    2.99
MasterCard/Visa................................     8.17      6.55      7.95      5.90    4.99
Private label..................................     5.59      5.34      5.60      5.52    4.56
Personal non-credit card.......................     6.81      7.02      6.50      6.52    4.88
                                                --------  --------  --------  --------  ------
Total consumer.................................     3.32      3.18      3.67      3.76    3.39
Commercial.....................................     2.10      2.69       .93       .52    1.66
                                                --------  --------  --------  --------  ------
Total..........................................     3.31%     3.18%     3.63%     3.69%   3.34%
                                                ========  ========  ========  ========  ======
Nonaccrual Owned Receivables
Domestic:
   Real estate secured......................... $  906.8  $  685.6  $  532.5  $  486.5  $378.4
   Auto finance................................     69.2      45.5      24.9      23.3      --
   Private label...............................     38.6      47.6      58.1      29.0    25.0
   Personal non-credit card....................    834.4     632.0     545.8     297.9   283.6
Foreign........................................    215.3     226.0     236.7     178.3   189.1
                                                --------  --------  --------  --------  ------
Total consumer.................................  2,064.3   1,636.7   1,398.0   1,015.0   876.1
Commercial and other...........................     15.2      42.0      46.6      49.1    62.9
                                                --------  --------  --------  --------  ------
Total.......................................... $2,079.5  $1,678.7  $1,444.6  $1,064.1  $939.0
                                                ========  ========  ========  ========  ======
Accruing Owned Receivables 90 or More Days
  Delinquent
Domestic:
   MasterCard/Visa............................. $  352.4  $  272.0  $  140.2  $  264.0  $148.7
   Private label...............................    462.2     355.1     386.7     366.6   319.6
Foreign........................................     29.5      22.3      23.5      21.8    31.3
                                                --------  --------  --------  --------  ------
Total.......................................... $  844.1  $  649.4  $  550.4  $  652.4  $499.6
                                                ========  ========  ========  ========  ======
Real Estate Owned
Domestic....................................... $  394.7  $  333.5  $  268.1  $  249.5  $200.0
Foreign........................................      4.2       3.6       3.4       4.4    12.8
                                                --------  --------  --------  --------  ------
Total.......................................... $  398.9  $  337.1  $  271.5  $  253.9  $212.8
                                                ========  ========  ========  ========  ======
Renegotiated Commercial Loans.................. $    2.1  $   12.3  $   12.3  $   12.3  $ 12.4
                                                ========  ========  ========  ========  ======

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                   CREDIT QUALITY STATISTICS--MANAGED BASIS

                                                At December 31, unless otherwise indicated
                                             ------------------------------------------------
                                               2001      2000      1999      1998      1997
                                             --------  --------  --------  --------  --------
                                                (All dollar amounts are stated in millions)
Managed Two-Month-and-Over Contractual
  Delinquency Ratios
Real estate secured.........................     2.68%     2.63%     3.27%     3.67%     3.69%
Auto finance................................     3.16      2.55      2.43      2.29      2.09
MasterCard/Visa.............................     4.10      3.49      2.78      3.75      3.10
Private label...............................     5.48      5.48      5.97      6.20      5.81
Personal non-credit card....................     8.87      7.97      8.81      7.94      7.81
                                             --------  --------  --------  --------  --------
Total consumer..............................     4.46%     4.20%     4.66%     4.90%     4.64%
                                             ========  ========  ========  ========  ========
Ratio of Managed Net Charge-offs to Average
  Managed Receivables for the Year
Real estate secured.........................      .53%      .45%      .58%      .63%      .64%
Auto finance................................     5.31      4.80      4.96      5.39      4.60
MasterCard/Visa.............................     6.63      5.58      6.66      5.95      5.55
Private label...............................     5.18      5.35      5.65      5.65      4.62
Personal non-credit card....................     6.79      6.97      6.52      6.97      5.48
                                             --------  --------  --------  --------  --------
Total consumer..............................     3.73      3.64      4.13      4.29      3.84
Commercial..................................     2.10      2.69       .93       .52      1.66
                                             --------  --------  --------  --------  --------
Total.......................................     3.72%     3.63%     4.09%     4.24%     3.80%
                                             ========  ========  ========  ========  ========
Nonaccrual Managed Receivables
Domestic:
   Real estate secured...................... $  940.8  $  734.1  $  626.9  $  550.8  $  492.1
   Auto finance.............................    201.8     116.2      73.9      40.3        --
   Private label............................     38.6      47.6      58.1      29.0      25.0
   Personal non-credit card.................  1,106.3     902.0     828.8     559.5     565.2
Foreign.....................................    263.5     270.4     278.3     210.5     219.7
                                             --------  --------  --------  --------  --------
Total consumer..............................  2,551.0   2,070.3   1,866.0   1,390.1   1,302.0
Commercial and other........................     15.2      42.0      46.6      49.1      62.9
                                             --------  --------  --------  --------  --------
Total....................................... $2,566.2  $2,112.3  $1,912.6  $1,439.2  $1,364.9
                                             ========  ========  ========  ========  ========
Accruing Managed Receivables 90 or More Days
  Delinquent
Domestic:
   MasterCard/Visa.......................... $  527.4  $  420.3  $  286.4  $  436.2  $  401.5
   Private label............................    503.2     417.2     430.0     416.6     375.0
Foreign.....................................     29.5      22.3      23.5      21.8      31.3
                                             --------  --------  --------  --------  --------
Total....................................... $1,060.1  $  859.8  $  739.9  $  874.6  $  807.8
                                             ========  ========  ========  ========  ========

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

         ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY--OWNED RECEIVABLES

                                                   2001       2000       1999       1998       1997
                                                ---------  ---------  ---------  ---------  ---------
                                                     (All dollar amounts are stated in millions)
Total Owned Credit Loss Reserves at January 1.. $ 2,111.9  $ 1,757.0  $ 1,734.2  $ 1,642.1  $ 1,398.4
                                                ---------  ---------  ---------  ---------  ---------
Provision for Credit Losses....................   2,912.9    2,116.9    1,716.4    1,516.8    1,493.0
                                                ---------  ---------  ---------  ---------  ---------
Charge-offs
Domestic:
    Real estate secured........................    (194.0)    (123.2)    (103.8)     (82.8)     (46.3)
    Auto finance...............................     (94.3)     (61.3)     (39.4)     (29.7)      (6.4)
    MasterCard/Visa............................    (645.4)    (432.1)    (477.8)    (454.1)    (415.8)
    Private label..............................    (590.9)    (536.9)    (547.7)    (471.4)    (407.9)
    Personal non-credit card...................    (893.2)    (723.5)    (534.6)    (464.4)    (384.6)
Foreign........................................    (237.0)    (232.7)    (233.9)    (206.4)    (197.6)
                                                ---------  ---------  ---------  ---------  ---------
Total consumer.................................  (2,654.8)  (2,109.7)  (1,937.2)  (1,708.8)  (1,458.6)
Commercial and other...........................     (12.2)     (17.1)     (10.1)      (7.5)     (26.8)
                                                ---------  ---------  ---------  ---------  ---------
Total owned receivables charged off............  (2,667.0)  (2,126.8)  (1,947.3)  (1,716.3)  (1,485.4)
                                                ---------  ---------  ---------  ---------  ---------
Recoveries
Domestic:
    Real estate secured........................       4.4        4.7        7.5        2.6        3.0
    Auto finance...............................       1.5        1.5        1.2         .8         .3
    MasterCard/Visa............................      52.0       24.9       34.7       33.3       46.9
    Private label..............................      60.6       54.0       74.3       56.8       47.4
    Personal non-credit card...................      75.6       62.4       45.3       36.7       38.0
Foreign........................................      62.5       57.5       46.6       43.2       50.9
                                                ---------  ---------  ---------  ---------  ---------
Total consumer.................................     256.6      205.0      209.6      173.4      186.5
Commercial and other...........................        .4         .4         .3        2.2        3.3
                                                ---------  ---------  ---------  ---------  ---------
Total recoveries on owned receivables..........     257.0      205.4      209.9      175.6      189.8
Other, net.....................................      48.3      159.4       43.8      116.0       46.3
                                                ---------  ---------  ---------  ---------  ---------
Owned Credit Loss Reserves
Domestic:
    Real estate secured........................     284.4      172.9      149.2      185.3      172.4
    Auto finance...............................      77.3       51.0       39.1       27.8       14.6
    MasterCard/Visa............................     593.4      540.8      304.4      387.7      290.4
    Private label..............................     499.4      425.2      487.2      472.5      396.2
    Personal non-credit card...................   1,031.9      734.2      568.9      457.6      499.4
Foreign........................................     137.1      141.6      143.1      142.7      179.2
                                                ---------  ---------  ---------  ---------  ---------
Total consumer.................................   2,623.5    2,065.7    1,691.9    1,673.6    1,552.2
Commercial and other...........................      39.6       46.2       65.1       60.6       89.9
                                                ---------  ---------  ---------  ---------  ---------
Total Owned Credit Loss Reserves at December 31 $ 2,663.1  $ 2,111.9  $ 1,757.0  $ 1,734.2  $ 1,642.1
                                                =========  =========  =========  =========  =========
Ratio of Owned Credit Loss Reserves to:
Net charge-offs................................     110.5%     109.9%     101.1%     112.6%     126.7%
Receivables:
    Consumer...................................      3.31       3.10       3.30       3.85       4.12
    Commercial.................................      7.12       7.43       7.70       8.34       9.14
                                                ---------  ---------  ---------  ---------  ---------
    Total......................................      3.33%      3.14%      3.36%      3.92%      4.25%
                                                =========  =========  =========  =========  =========
Nonperforming Loans:
    Consumer...................................      90.3%      90.3%      86.9%      99.3%     110.5%
    Commercial.................................     278.7       85.4      116.8      139.0      200.7
                                                ---------  ---------  ---------  ---------  ---------
    Total......................................      91.0%      90.2%      87.5%     100.3%     113.2%
                                                =========  =========  =========  =========  =========

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

        ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY--MANAGED RECEIVABLES

                                             2001       2000       1999       1998       1997
                                          ---------  ---------  ---------  ---------  ---------
                                               (All dollar amounts are stated in millions)
Total Managed Credit Loss Reserves at
  January 1.............................. $ 3,194.2  $ 2,666.6  $ 2,548.1  $ 2,523.0  $ 2,109.0
                                          ---------  ---------  ---------  ---------  ---------
Provision for Credit Losses..............   4,018.4    3,252.4    2,781.8    2,716.0    2,620.6
                                          ---------  ---------  ---------  ---------  ---------
Charge-Offs
Domestic:
   Real estate secured...................    (202.4)    (139.9)    (134.1)    (118.8)    (106.3)
   Auto finance..........................    (286.7)    (188.4)    (120.4)     (70.0)     (13.6)
   MasterCard/Visa.......................  (1,147.9)    (880.7)  (1,020.8)  (1,166.2)  (1,106.7)
   Private label.........................    (640.2)    (605.6)    (598.3)    (544.3)    (436.0)
   Personal non-credit card..............  (1,196.2)  (1,030.6)    (821.6)    (797.9)    (639.8)
Foreign..................................    (282.2)    (275.8)    (281.4)    (250.0)    (225.8)
                                          ---------  ---------  ---------  ---------  ---------
Total consumer...........................  (3,755.6)  (3,121.0)  (2,976.6)  (2,947.2)  (2,528.2)
Commercial and other.....................     (12.2)     (17.0)     (10.0)      (7.5)     (26.8)
                                          ---------  ---------  ---------  ---------  ---------
Total managed receivables charged off....  (3,767.8)  (3,138.0)  (2,986.6)  (2,954.7)  (2,555.0)
                                          ---------  ---------  ---------  ---------  ---------
Recoveries
Domestic:
   Real estate secured...................       4.4        4.7        7.5        4.4        5.8
   Auto finance..........................       4.0        4.0        2.8        2.1         .6
   MasterCard/Visa.......................      81.1       49.8       68.4       82.0       94.8
   Private label.........................      62.3       57.0       77.0       65.0       50.0
   Personal non-credit card..............     100.9       79.2       61.2       51.6       50.3
Foreign..................................      71.9       69.0       54.1       47.2       52.8
                                          ---------  ---------  ---------  ---------  ---------
Total consumer...........................     324.6      263.7      271.0      252.3      254.3
Commercial and other.....................        .4         .3         .3        2.2        3.3
                                          ---------  ---------  ---------  ---------  ---------
Total recoveries on managed receivables..     325.0      264.0      271.3      254.5      257.6
Other, net...............................      41.6      149.2       52.0        9.3       90.8
                                          ---------  ---------  ---------  ---------  ---------
Managed Credit Loss Reserves
Domestic:
   Real estate secured...................     303.8      195.9      172.8      244.1      235.7
   Auto finance..........................     448.8      323.8      242.4      133.2       49.7
   MasterCard/Visa.......................     975.6      849.0      612.6      689.9      704.9
   Private label.........................     603.0      599.4      603.7      541.5      462.1
   Personal non-credit card..............   1,217.4      957.5      761.6      685.5      759.6
Foreign..................................     223.2      222.4      208.4      193.3      221.1
                                          ---------  ---------  ---------  ---------  ---------
Total consumer...........................   3,771.8    3,148.0    2,601.5    2,487.5    2,433.1
Commercial and other.....................      39.6       46.2       65.1       60.6       89.9
                                          ---------  ---------  ---------  ---------  ---------
Total Managed Credit Loss Reserves at
  December 31............................ $ 3,811.4  $ 3,194.2  $ 2,666.6  $ 2,548.1  $ 2,523.0
                                          =========  =========  =========  =========  =========
Ratio of Managed Credit Loss Reserves to:
Net charge-offs..........................     110.7%     111.1%      98.2%      94.4%     109.8%
Receivables:
   Consumer..............................      3.77       3.62       3.68       3.94       3.92
   Commercial............................      7.12       7.43       7.70       8.34       9.14
                                          ---------  ---------  ---------  ---------  ---------
   Total.................................      3.78%      3.65%      3.72%      3.99%      3.99%
                                          =========  =========  =========  =========  =========
Nonperforming Loans:
   Consumer..............................     104.5%     107.4%      98.8%     109.0%     113.7%
   Commercial............................     278.7       85.4      116.8      139.0      200.7
                                          ---------  ---------  ---------  ---------  ---------
   Total.................................     105.0%     107.0%     100.1%     109.5%     115.5%
                                          =========  =========  =========  =========  =========

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

           NET INTEREST MARGIN--2001 COMPARED TO 2000 (OWNED BASIS)



                                                         Average
                                                     Outstanding (1)
                                                   -------------------
                                                     2000      1999
                                                   --------- ---------

Receivables:
  Real estate secured............................. $38,850.4 $30,682.5
  Auto finance....................................   2,319.1   1,818.9
  MasterCard/Visa.................................   8,138.3   7,126.5
  Private label...................................  10,516.4   9,981.7
  Personal non-credit card........................  12,486.0  10,194.7
  Commercial and other............................     554.8     693.5
                                                   --------- ---------
Total receivables.................................  72,865.0  60,497.8
Noninsurance investments..........................     894.1     973.4
                                                   --------- ---------
Total interest-earning assets.....................
Total interest-earning assets (excluding
 insurance investments)........................... $73,759.1 $61,471.2
Insurance investments.............................   3,006.2   2,733.6
Other assets......................................   4,825.8   5,161.7
                                                   --------- ---------
Total Assets...................................... $81,591.1 $69,366.5
                                                   ========= =========
Debt:
  Deposits........................................ $ 7,953.2 $ 7,757.5
  Commercial paper................................   9,221.1   9,828.7
  Bank and other borrowings.......................   2,240.1   2,099.7
  Senior and senior subordinated debt (with
    original maturities over one year)............  50,018.2  39,387.9
                                                   --------- ---------
Total debt........................................ $69,432.6 $59,073.8

Other liabilities.................................   3,432.6   2,603.7
                                                   --------- ---------
Total liabilities.................................  72,865.2  61,677.5
Preferred securities..............................   1,136.9     701.9
Common shareholders' equity.......................   7,589.0   6,987.1
                                                   --------- ---------
Total Liabilities and Shareholders' Equity........ $81,591.1 $69,366.5
                                                   ========= =========
Net Interest Margin--Owned Basis (3)(5)...........

Interest Spread--Owned Basis (4)..................

                                                                                      Increase/(Decrease) Due to:
                                                                                  ----------------------------------
                                                                   Finance and
                                                                Interest Income/
                                                   Average Rate Interest Expense
                                                   ----------   -----------------              Volume        Rate
                                                   2000   1999    2000     1999   Variance  Variance (2) Variance (2)
                                                   ----   ----  -------- -------- --------  ------------ ------------

Receivables:
  Real estate secured............................. 11.6%  12.0% $4,516.1 $3,684.3 $  831.8    $  952.8     $(121.0)
  Auto finance.................................... 15.3   16.7     354.0    303.6     50.4        78.0       (27.6)
  MasterCard/Visa................................. 13.8   14.3   1,121.3  1,021.1    100.2       147.5       (47.3)
  Private label................................... 13.4   14.3   1,405.3  1,432.2    (26.9)       74.4      (101.3)
  Personal non-credit card........................ 20.2   21.0   2,525.1  2,140.7    384.4       465.9       (81.5)
  Commercial and other............................  2.3    5.0      13.0     34.7    (21.7)       (5.9)      (15.8)
                                                   ----   ----  -------- -------- --------    --------     -------
Total receivables................................. 13.6   14.2   9,934.8  8,616.6  1,318.2     1,712.7      (394.5)
Noninsurance investments..........................  3.0    3.5      26.5     34.0     (7.5)       (2.6)       (4.9)
                                                   ----   ----  -------- -------- --------    --------     -------
Total interest-earning assets.....................
Total interest-earning assets (excluding
 insurance investments)........................... 13.5%  14.1% $9,961.3 $8,650.6 $1,310.7    $1,680.7     $(370.0)
Insurance investments.............................
Other assets......................................

Total Assets......................................

Debt:
  Deposits........................................  6.3%   6.2% $  498.6 $  484.0 $   14.6    $   12.3     $   2.3
  Commercial paper................................  4.1    6.3     376.3    621.2   (244.9)      (36.4)     (208.5)
  Bank and other borrowings.......................  3.9    5.5      86.9    116.5    (29.6)        7.4       (37.0)
  Senior and senior subordinated debt (with
    original maturities over one year)............  6.4    6.9   3,212.0  2,707.2    504.8       692.0      (187.2)
                                                   ----   ----  -------- -------- --------    --------     -------
Total debt........................................  6.0%   6.7% $4,173.8 $3,928.9 $  244.9    $  675.3     $(430.4)
                                                   ----   ----  -------- -------- --------    --------     -------
Other liabilities.................................

Total liabilities.................................
Preferred securities..............................
Common shareholders' equity.......................

Total Liabilities and Shareholders' Equity........

Net Interest Margin--Owned Basis (3)(5)...........  7.9%   7.7% $5,787.5 $4,721.7 $1,065.8    $1,005.4     $  60.4
                                                   ====   ====  ======== ======== ========    ========     =======
Interest Spread--Owned Basis (4)..................  7.5%   7.4%
                                                   ====   ====

--------
(1) Nonaccrual loans are included in average outstanding balances.
(2) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.
(3) Represents net interest margin as a percent of average interest-earning assets.
(4) Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets.
(5) The net interest margin analysis includes the following for foreign businesses:

                                              2001      2000      1999
                                            --------  --------  --------
       Average interest-earning assets..... $6,988.7  $6,639.1  $6,433.3
       Average interest-bearing liabilities  5,973.3   5,765.5   5,138.5
       Net interest margin.................    431.2     467.7     494.9
       Net interest margin percentage......      6.2%      7.0%      7.7%

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

           NET INTEREST MARGIN--2000 COMPARED TO 1999 (OWNED BASIS)

                                                                                      Increase/(Decrease) Due to:
                                                                                  ----------------------------------
                                                                   Finance and
                                     Average                    Interest Income/
                                 Outstanding (1)   Average Rate Interest Expense
                               ------------------- ----------   -----------------              Volume        Rate
                                 2000      1999    2000   1999    2000     1999   Variance  Variance (2) Variance (2)
                               --------- --------- ----   ----  -------- -------- --------  ------------ ------------
                                                    (All dollar amounts are stated in millions)
Receivables:
   Real estate secured........ $30,682.5 $21,679.1 12.0%  11.6% $3,684.3 $2,513.1 $1,171.2    $1,043.7      $ 12.0
   Auto finance...............   1,818.9   1,119.8 16.7   18.6     303.6    207.8     95.8       129.7       (33.9)
   MasterCard/Visa............   7,126.5   6,270.8 14.3   11.8   1,021.1    739.2    281.9       104.8       177.1
   Private label..............   9,981.7   9,486.2 14.3   13.6   1,432.2  1,289.8    142.4        67.4        75.0
   Personal non-credit card...  10,194.7   8,434.9 21.0   20.2   2,140.7  1,705.4    435.3       355.8        79.5
   Commercial and other.......     693.5     809.6  5.0    8.0      34.7     65.1    (30.4)       (9.3)      (21.1)
                               --------- --------- ----   ----  -------- -------- --------    --------      ------
Total receivables.............  60,497.8  47,800.4 14.2   13.6   8,616.6  6,520.4  2,096.2     1,692.1       288.6
Noninsurance investments......     973.4     975.0  3.5    3.4      34.0     33.4       .6         (.1)         .7
                               --------- --------- ----   ----  -------- -------- --------    --------      ------
Total interest-earning assets
 (excluding insurance
 investments)................. $61,471.2 $48,775.4 14.1%  13.4% $8,650.6 $6,553.8 $2,096.8    $1,713.5      $383.3
Insurance investments.........   2,733.6   2,596.9
Other assets..................   5,161.7   4,671.1
                               --------- ---------
Total Assets.................. $69,366.5 $56,043.4
                               ========= =========
Debt:
   Deposits................... $ 7,757.5 $ 3,037.3  6.2%   5.5% $  484.0 $  168.4 $  315.6    $  261.7      $ 53.9
   Commercial paper...........   9,828.7   8,620.3  6.3    5.2     621.2    451.7    169.5        63.3       106.2
Bank and other borrowings.....   2,099.7   1,426.7  5.5    5.0     116.5     70.8     45.7        33.4        12.3
Senior and senior
 subordinated debt (with
 original maturities over one
 year)........................  39,387.9  32,954.1  6.9    6.3   2,707.2  2,085.7    621.5       407.2       214.3
                               --------- --------- ----   ----  -------- -------- --------    --------      ------
Total debt.................... $59,073.8 $46,038.4  6.7%   6.0% $3,928.9 $2,776.6 $1,152.3    $  765.6      $386.7
                                                   ----   ----  -------- -------- --------    --------      ------
Other liabilities.............   2,603.7   3,359.9
                               --------- ---------
Total liabilities.............  61,677.5  49,398.3
Preferred securities..........     701.9     539.4
Common shareholders' equity...   6,987.1   6,105.7
                               --------- ---------
Total Liabilities and
 Shareholders' Equity......... $69,366.5 $56,043.4
                               ========= =========
Net Interest Margin--Owned
 Basis (3)(5).................                      7.7%   7.7% $4,721.7 $3,777.2 $  944.5    $  947.9      $ (3.4)
                                                   ====   ====  ======== ======== ========    ========      ======
Interest Spread--Owned Basis
 (4)..........................                      7.4%   7.4%
                                                   ====   ====

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

      NET INTEREST MARGIN--2001 COMPARED TO 2000 AND 1999 (MANAGED BASIS)

   Net Interest Margin on a Managed Basis As receivables are securitized rather than held in our portfolio, net interest margin is reclassified to securitization revenue. We retain a substantial portion of the profit inherent in the receivables while increasing liquidity. The comparability of net interest margin between periods may be impacted by the level and type of receivables securitized. Net interest margin on a Managed Basis includes finance income earned on our owned receivables as well on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized.




                        Average Outstanding (1)        Average Rate
                     ----------------------------- -------------------

                       2001      2000      1999     2001   2000   1999
                     --------- --------- --------- -----  -----  -----

Receivables:
  Real estate
    secured......... $40,049.6 $32,530.2 $24,574.5 11.60% 12.00% 11.60%
  Auto finance......   5,323.5   3,842.3   2,370.4  17.5   18.3     19
  MasterCard/ Visa..  17,282.8  16,111.2  15,295.7    14   14.6   13.1
  Private label.....  12,260.6  11,194.2  10,255.9  13.5   14.4   13.6
  Personal
    non-credit card.  17,013.8  14,760.8  13,008.6    20   20.5   19.6
  Commercial and
    other...........     554.9     693.5     809.6   2.3      5      8
                     --------- --------- --------- -----  -----  -----
Total receivables...  92,485.2  79,132.2  66,314.7  14.1   14.7     14
Noninsurance
 investments........     894.1     973.4     975.0     3    3.5    3.4
                     --------- --------- --------- -----  -----  -----
Total
 interest-earning
 assets (excluding
 insurance
 investments)....... $93,379.3 $80,105.6 $67,289.7 14.00% 14.60% 13.90%
                     --------- --------- --------- -----  -----  -----
Total debt.......... $89,052.8 $71,274.4 $64,552.7  5.90%  7.30%  5.90%
                     --------- --------- --------- -----  -----  -----
Net Interest
 Margin-- Managed
 Basis (3)                                          8.40%  8.10%  8.20%
                                                   =====  =====  =====
Interest Spread--
 Managed Basis (4)                                  8.10%  7.30%  8.00%
                                                   =====  =====  =====

                                                                         Increase/(Decrease) Due to:
                                                   ----------------------------------------------------------------------
                         Finance and Interest
                        Income/Interest Expense           2001 Compared to 2000               2000 Compared to 1999
                     ----------------------------- ----------------------------------  ----------------------------------
                                                                Volume        Rate                  Volume        Rate
                        2001      2000      1999   Variance  Variance (2) Variance (2) Variance  Variance (2) Variance (2)
                     ---------- --------- -------- --------  ------------ ------------ --------  ------------ ------------

Receivables:
  Real estate
    secured......... $ 4,650.20 $ 3,906.5 $2,847.5 $  743.7    $  876.8    $  (133.1)  $1,059.0    $  955.4     $ 103.6
  Auto finance......      929.5     702.5    449.6    227.0       259.9        (32.9)     252.9       269.1       (16.2)
  MasterCard/ Visa..   2,411.30   2,348.3  1,996.6     63.0       169.7       (106.7)     351.7       121.1       230.6
  Private label.....   1,655.80   1,613.5  1,398.7     42.3       147.9       (105.6)     214.8       135.3        79.5
  Personal
    non-credit card.   3,407.80   3,019.5  2,555.8    388.3       452.4        (64.1)     463.7       358.4       105.3
  Commercial and
    other...........         13      34.7     65.0    (21.7)       (5.9)       (15.8)     (30.3)       (8.4)      (21.9)
                     ---------- --------- -------- --------    --------    ---------   --------    --------     -------
Total receivables...  13,067.60  11,625.0  9,313.2  1,442.6     1,900.8       (458.2)   2,311.8     1,873.6       438.2
Noninsurance
 investments........       26.5      34.0     33.4     (7.5)       (2.6)        (4.9)        .6         (.1)         .7
                     ---------- --------- -------- --------    --------    ---------   --------    --------     -------
Total
 interest-earning
 assets (excluding
 insurance
 investments)....... $13,094.10 $11,659.0 $9,346.6 $1,435.1    $1,882.1    $  (447.0)  $2,312.4    $1,872.3     $ 440.1
                     ---------- --------- -------- --------    --------    ---------   --------    --------     -------
Total debt.......... $ 5,212.80 $ 5,212.7 $3,836.5 $     .1    $1,156.1    $(1,156.0)  $1,376.2    $  834.0     $ 542.2
                     ---------- --------- -------- --------    --------    ---------   --------    --------     -------
Net Interest
 Margin-- Managed
 Basis (3)           $ 7,881.30 $ 6,446.3 $5,510.1 $1,435.0    $  726.0    $   709.0   $  936.2    $1,038.3     $(102.1)
                     ========== ========= ======== ========    ========    =========   ========    ========     =======
Interest Spread--
 Managed Basis (4)

--------
(1) Nonaccrual loans are included in average outstanding balances.
(2) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.
(3) Represents net interest margin as a percent of average interest-earning assets.
(4) Represents the difference between the yield earned on interest-earning assets and cost of the debt used to fund the assets.

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                               2001--Three Months Ended            2000--Three Months Ended
                          ----------------------------------- -----------------------------------
                            Dec.    Sept.     June    March     Dec.    Sept.     June    March
                          -------- -------- -------- -------- -------- -------- -------- --------
                             (All dollar amounts except per share data are stated in millions)
Finance and other
  interest income........ $2,590.0 $2,521.7 $2,434.4 $2,415.2 $2,402.2 $2,258.0 $2,073.5 $1,916.9
Interest expense.........    983.4  1,035.2  1,048.4  1,106.8  1,117.0  1,057.2    933.0    821.7
                          -------- -------- -------- -------- -------- -------- -------- --------
Net interest margin......  1,606.6  1,486.5  1,386.0  1,308.4  1,285.2  1,200.8  1,140.5  1,095.2
Provision for credit
  losses on owned
  receivables............    829.3    722.9    657.1    703.6    574.8    524.4    495.6    522.1
                          -------- -------- -------- -------- -------- -------- -------- --------
Net interest margin after
  provision for credit
  losses.................    777.3    763.6    728.9    604.8    710.4    676.4    644.9    573.1
                          -------- -------- -------- -------- -------- -------- -------- --------
Securitization revenue...    511.3    451.1    397.4    403.1    391.2    376.1    351.7    340.3
Insurance revenue........    175.3    169.2    159.3    158.6    147.7    146.7    131.8    135.0
Investment income........     45.8     42.3     37.8     41.8     47.0     43.9     42.5     40.8
Fee income...............    232.2    235.7    223.5    212.1    221.9    201.3    180.8    156.2
Other income.............     59.9     51.5     49.4    161.7     33.5     30.1     31.9    133.3
                          -------- -------- -------- -------- -------- -------- -------- --------
Total other revenues.....  1,024.5    949.8    867.4    977.3    841.3    798.1    738.7    805.6
                          -------- -------- -------- -------- -------- -------- -------- --------
Salaries and fringe
  benefits...............    424.1    408.3    387.2    377.6    355.5    333.0    321.5    302.1
Sales incentives.........     71.0     74.1     73.6     54.5     50.3     53.1     57.4     42.8
Occupancy and
  equipment expense......     84.1     86.1     83.7     83.5     77.1     78.4     75.6     75.5
Other marketing
  expenses...............    120.4    119.5    121.8    128.7     98.6    100.3    118.2    126.5
Other servicing and
  administrative
  expenses...............    174.0    174.1    173.0    195.7    124.1    137.3    145.3    188.3
Amortization of acquired
  intangibles and
  goodwill...............     39.0     39.0     39.0     40.6     40.5     40.5     40.6     44.8
Policyholders' benefits..     74.5     77.5     73.1     77.5     63.4     67.1     64.3     66.9
                          -------- -------- -------- -------- -------- -------- -------- --------
Total costs and expenses.    987.1    978.6    951.4    958.1    809.5    809.7    822.9    846.9
                          -------- -------- -------- -------- -------- -------- -------- --------
Income before income
  taxes..................    814.7    734.8    644.9    624.0    742.2    664.8    560.7    531.8
Income taxes.............    281.5    249.2    221.6    218.5    266.2    230.0    192.4    180.3
                          -------- -------- -------- -------- -------- -------- -------- --------
Net income............... $  533.2 $  485.6 $  423.3 $  405.5 $  476.0 $  434.8 $  368.3 $  351.5
                          ======== ======== ======== ======== ======== ======== ======== ========
Basic earnings per
  common share........... $   1.14 $   1.05 $    .91 $    .87 $   1.01 $    .92 $    .77 $    .75
Diluted earnings per
  common share...........     1.13     1.03      .90      .85      .99      .91      .77      .74
Dividends declared.......      .22      .22      .22      .19      .19      .19      .19      .17
Weighted average
  common and common
  equivalent shares
  outstanding............    463.2    467.7    469.6    472.0    476.1    477.6    477.0    474.0
                          -------- -------- -------- -------- -------- -------- -------- --------

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (RESTATED)

                                                         Year ended December 31,
                                                      -----------------------------------
                                                        2001         2000        1999
                                                       --------     --------    --------
                                                      (In millions, except per share data)
Finance and other interest income.................... $9,961.3     $8,650.6    $6,553.8
Interest expense.....................................  4,173.8      3,928.9     2,776.6
                                                       --------     --------    --------
Net interest margin..................................  5,787.5      4,721.7     3,777.2
Provision for credit losses on owned receivables.....  2,912.9      2,116.9     1,716.4
                                                       --------     --------    --------
Net interest margin after provision for credit losses  2,874.6      2,604.8     2,060.8
                                                       --------     --------    --------
Securitization revenue...............................  1,762.9      1,459.3     1,365.8
Insurance revenue....................................    662.4        561.2       534.6
Investment income....................................    167.7        174.2       168.8
Fee income...........................................    903.5        760.2       546.2
Other income.........................................    322.5        228.8       223.8
                                                       --------     --------    --------
Total other revenues.................................  3,819.0      3,183.7     2,839.2
                                                       --------     --------    --------
Salaries and fringe benefits.........................  1,597.2      1,312.1     1,048.7
Sales incentives.....................................    273.2        203.6       145.9
Occupancy and equipment expense......................    337.4        306.6       270.9
Other marketing expenses.............................    490.4        443.6       346.9
Other servicing and administrative expenses..........    716.8        595.0       550.6
Amortization of acquired intangibles and goodwill....    157.6        166.4       150.0
Policyholders' benefits..............................    302.6        261.7       258.1
                                                       --------     --------    --------
Total costs and expenses.............................  3,875.2      3,289.0     2,771.1
                                                       --------     --------    --------
Income before income taxes...........................  2,818.4      2,499.5     2,128.9
Income taxes.........................................    970.8        868.9       700.6
                                                       --------     --------    --------
Net income........................................... $1,847.6     $1,630.6    $1,428.3
                                                       ========     ========    ========
Earnings Per Common Share
Net income........................................... $1,847.6     $1,630.6    $1,428.3
Preferred dividends..................................    (15.5)        (9.2)       (9.2)
                                                       --------     --------    --------
Earnings available to common shareholders............ $1,832.1     $1,621.4    $1,419.1
                                                       ========     ========    ========
Average common shares................................    462.0        471.8       477.0
Average common and common equivalent shares..........    468.1        476.2       481.8
                                                       --------     --------    --------
Basic earnings per common share...................... $   3.97     $   3.44    $   2.98
                                                       ========     ========    ========
Diluted earnings per common share.................... $   3.91     $   3.40    $   2.95
                                                       ========     ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (RESTATED)

                                                                                         At December 31,
                                                                                      --------------------
                                                                                         2001       2000
                                                                                      ---------  ---------
                                                                                      (In millions, except
                                                                                           share data)
Assets
   Cash.............................................................................. $   543.6  $   490.2
   Investment securities.............................................................   3,580.5    3,259.0
   Receivables, net..................................................................  79,263.5   67,161.7
   Acquired intangibles and goodwill, net............................................   1,563.0    1,719.7
   Properties and equipment, net.....................................................     531.1      517.6
   Real estate owned.................................................................     398.9      337.1
   Other assets......................................................................   3,030.3    2,823.9
                                                                                      ---------  ---------
   Total assets...................................................................... $88,910.9  $76,309.2
                                                                                      =========  =========
Liabilities and Shareholders' Equity
   Debt:
       Deposits...................................................................... $ 6,562.3  $ 8,676.9
       Commercial paper, bank and other borrowings...................................  12,024.3   10,787.9
       Senior and senior subordinated debt (with original maturities over one
         year).......................................................................  56,823.6   45,053.0
                                                                                      ---------  ---------
   Total debt........................................................................  75,410.2   64,517.8
   Insurance policy and claim reserves...............................................   1,094.5    1,106.6
   Other liabilities.................................................................   3,132.5    2,178.2
                                                                                      ---------  ---------
   Total liabilities.................................................................  79,637.2   67,802.6
   Company obligated mandatorily redeemable preferred securities of subsidiary
     trusts*.........................................................................     975.0      675.0
   Preferred stock...................................................................     455.8      164.4
   Common shareholders' equity:
       Common stock, $1.00 par value, 750,000,000 shares authorized; 551,684,740 and 551,100,165 shares issued at December 31, 2001 and 2000,
         respectively................................................................     551.7      551.1
       Additional paid-in capital....................................................   2,030.0    1,926.0
       Retained earnings.............................................................   8,837.5    7,396.5
       Accumulated other comprehensive income........................................    (732.4)    (214.7)
       Less common stock in treasury, 94,560,437 and 80,080,506 shares at
         December 31, 2001 and 2000, respectively, at cost...........................  (2,843.9)  (1,991.7)
                                                                                      ---------  ---------
   Total common shareholders' equity.................................................   7,842.9    7,667.2
                                                                                      ---------  ---------
   Total liabilities and shareholders' equity........................................ $88,910.9  $76,309.2
                                                                                      =========  =========

--------
* The sole assets of the trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in November 2001, January
   2001, June 2000, March 1998 and June 1995, bearing interest at 7.50, 8.25, 10.00, 7.25 and 8.25 percent, respectively, with principal balances of $206.2, $206.2, $309.3, $206.2 and $77.3 million, respectively, and due
   November 15, 2031, January 30, 2031, June 30, 2030, December 31, 2037, and
   June 30, 2025, respectively. The $103.1 million Junior Subordinated Deferrable Interest Notes issued in June 1996 were redeemed in December 2001.

  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (RESTATED)

                                                           Year ended December 31,
                                                     ----------------------------------
                                                        2001        2000        1999
                                                     ----------  ----------  ----------
                                                                (In millions)
Cash Provided by Operations
   Net income....................................... $  1,847.6  $  1,630.6  $  1,428.3
   Adjustments to reconcile net income to net
    cash provided by operations:
     Provision for credit losses on owned
       receivables..................................    2,912.9     2,116.9     1,716.4
     Insurance policy and claim reserves............      204.2        36.6        76.1
     Depreciation and amortization..................      314.7       308.1       298.2
     Deferred income tax provision..................       (6.1)       46.1         (.6)
     Interest-only strip receivables, net change....     (100.6)      (59.0)      (34.0)
     Other, net.....................................      344.8       108.3      (230.4)
                                                     ----------  ----------  ----------
   Cash provided by operations......................    5,517.5     4,187.6     3,254.0
                                                     ----------  ----------  ----------
Investments in Operations
   Investment securities:
     Purchased......................................   (1,744.2)     (804.4)   (1,431.7)
     Matured........................................      481.9       451.5       792.5
     Sold...........................................      686.3       238.4       732.5
   Short-term investment securities, net change.....      255.9       (47.8)     (111.1)
   Receivables:
     Originations, net..............................  (46,324.7)  (39,930.6)  (32,888.1)
     Purchases and related premiums.................   (1,577.4)   (4,162.8)   (2,571.6)
     Sold...........................................   32,293.6    26,919.2    25,249.8
   Acquisition of business operations...............         --       (87.1)      (43.4)
   Properties and equipment purchased...............     (175.2)     (173.8)     (139.8)
   Properties and equipment sold....................       20.3        16.3        29.1
                                                     ----------  ----------  ----------
   Cash decrease from investments in operations.....  (16,083.5)  (17,581.1)  (10,381.8)
                                                     ----------  ----------  ----------
Financing and Capital Transactions
   Short-term debt and demand deposits, net change..    1,300.9       182.0       839.1
   Time certificates, net change....................   (2,118.6)    3,219.7     2,961.6
   Senior and senior subordinated debt issued.......   21,172.0    21,608.3    11,281.3
   Senior and senior subordinated debt retired......   (9,107.0)  (11,152.0)   (6,870.6)
   Policyholders' benefits paid.....................      (85.7)     (117.6)     (126.9)
   Cash received from policyholders.................       60.4        60.2        63.0
   Shareholders' dividends..........................     (406.6)     (358.9)     (332.1)
   Issuance of company obligated mandatorily
    redeemable preferred securities of
    subsidiary trusts...............................      400.0       300.0          --
   Redemption of company obligated mandatorily
    redeemable preferred securities of subsidiary
    trusts..........................................     (100.0)         --          --
   Issuance of preferred stock......................      291.4          --          --
   Purchase of treasury stock.......................     (916.3)     (209.3)     (915.9)
   Issuance of common stock.........................      121.8        64.4        45.0
                                                     ----------  ----------  ----------
   Cash increase from financing and capital
    transactions....................................   10,612.3    13,596.8     6,944.5
                                                     ----------  ----------  ----------
   Effect of exchange rate changes on cash..........        7.1        16.3        (3.5)
                                                     ----------  ----------  ----------
   Increase (decrease) in cash......................       53.4       219.6      (186.8)
   Cash at January 1................................      490.2       270.6       457.4
                                                     ----------  ----------  ----------
   Cash at December 31.............................. $    543.6  $    490.2  $    270.6
                                                     ==========  ==========  ==========
   Supplemental Cash Flow Information:
   Interest paid.................................... $  4,511.2  $  3,920.6  $  2,757.6
   Income taxes paid................................      979.5       689.9       337.6
                                                     ----------  ----------  ----------
   Supplemental Noncash Investing and Financing
    Activities:
   Common stock issued for acquisition.............. $       --  $    209.4  $     15.0
                                                     ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND COMMON SHAREHOLDERS'
                                    EQUITY
                                  (RESTATED)

                                                  Common Shareholders' Equity
                               -----------------------------------------------------------------
                                                            Accumulated                 Total
                                      Additional               Other       Common      Common
                     Preferred Common  Paid-in   Retained  Comprehensive  Stock in  Shareholders'
                       Stock   Stock   Capital   Earnings   Income (1)    Treasury     Equity
-                    --------- ------ ---------- --------  ------------- ---------  -------------
                              (All amounts except per share data are stated in millions)

 Balance
 at
 December
 31,
 1998...............  $164.4   $544.1  $1,652.5  $5,184.4     $(145.1)   $(1,014.5)   $6,221.4

 Cumulative
 adjustment
 related
 to
 restatement........                               (155.8)                              (155.8)
                      ------   ------  --------  --------     -------    ---------    --------

 Balance
 at
 December
 31,
 1998,
 as
 restated...........   164.4    544.1   1,652.5   5,028.6      (145.1)    (1,014.5)    6,065.6
                      ------   ------  --------  --------     -------    ---------    --------

 Net
 income.............                              1,428.3                              1,428.3

 Other
 comprehensive
 income,
 net
 of
 tax:

    Unrealized
    losses
    on
    investments
    and
    interest-only
    strip
    receivables,
    net
    of
    reclassification
    adjustment......                                            (93.7)                   (93.7)

    Foreign
    currency
    translation
    adjustments.....                                            (18.1)                   (18.1)
                                                                                      --------

 Total
 comprehensive
 income.............                                                                   1,316.5

 Cash
 dividends:

    Preferred
    at
    stated
    rates...........                                 (9.2)                                (9.2)

    Common,
    $.68
    per
    share...........                               (322.9)                              (322.9)

 Exercise
 of
 stock
 options............              6.1     103.0                              (51.2)       57.9

 Issuance
 of
 common
 stock..............               .2      25.3                               19.5        45.0

 Purchase
 of
 treasury
 stock..............                                                        (915.9)     (915.9)
                      ------   ------  --------  --------     -------    ---------    --------

 Balance
 at
 December
 31,
 1999...............   164.4    550.4   1,780.8   6,124.8      (256.9)    (1,962.1)    6,237.0
                      ------   ------  --------  --------     -------    ---------    --------

 Net
 income.............                              1,630.6                              1,630.6

 Other
 comprehensive
 income,
 net
 of
 tax:

    Unrealized
    gains
    on
    investments
    and
    interest-only
    strip
    receivables,
    net
    of
    reclassification
    adjustment......                                             95.1                     95.1

    Foreign
    currency
    translation
    adjustments.....                                            (52.9)                   (52.9)
                                                                                      --------

 Total
 comprehensive
 income.............                                                                   1,672.8

 Cash
 dividends:

    Preferred
    at
    stated
    rates...........                                 (9.2)                                (9.2)

    Common,
    $.74
    per
    share...........                               (349.7)                              (349.7)

 Exercise
 of
 stock
 options............               .5      20.7                               30.6        51.8

 Issuance
 of
 common
 stock..............               .2     124.5                              149.1       273.8

 Purchase
 of
 treasury
 stock..............                                                        (209.3)     (209.3)
                      ------   ------  --------  --------     -------    ---------    --------

 Balance
 at
 December
 31,
 2000...............   164.4    551.1   1,926.0   7,396.5      (214.7)    (1,991.7)    7,667.2
                      ------   ------  --------  --------     -------    ---------    --------

 Net
 income.............                              1,847.6                              1,847.6

 Other
 comprehensive
 income,
 net
 of
 tax:

    Cumulative
    effect
    of
    change
    in
    accounting
    principle
    (FAS
    No.
    133)............                                           (241.4)                  (241.4)

    Unrealized
    losses
    on
    cash
    flow
    hedging
    instruments,
    net
    of
    reclassification
    adjustment......                                           (457.7)                  (457.7)

    Unrealized
    gains
    on
    investments
    and
    interest-only
    strip
    receivables,
    net
    of
    reclassification
    adjustment......                                            199.5                    199.5

 Foreign
 currency
 translation
 adjustments........                                            (18.1)                   (18.1)
                                                                                      --------

 Total
 comprehensive
 income.............                                                                   1,329.9

 Cash
 dividends:

    Preferred
    at
    stated
    rates...........                                (15.5)                               (15.5)

    Common,
    $.85
    per
    share...........                               (391.1)                              (391.1)

 Issuance
 of
 preferred
 stock..............   291.4                                                                --

 Exercise
 of
 stock
 options............               .5      31.2                               15.2        46.9

 Issuance
 of
 common
 stock..............               .1      72.8                               48.9       121.8

 Purchase
 of
 treasury
 stock..............                                                        (916.3)     (916.3)
                      ------   ------  --------  --------     -------    ---------    --------

 Balance
 at
 December
 31,
 2001...............  $455.8   $551.7  $2,030.0  $8,837.5     $(732.4)   $(2,843.9)   $7,842.9
                      ======   ======  ========  ========     =======    =========    ========

--------
(1) Accumulated other comprehensive income includes the following:

                                                                                        At December 31,
                                                                              ----------------------------------
                                                                                2001     2000     1999     1998
-                                                                             -------  -------  -------  -------
                                                                                         (In millions)
Unrealized losses on cash flow hedging instruments........................... $(699.1)      --       --       --
Unrealized gains (losses) on investments and interest-only strip receivables:
   Gross unrealized gains (losses)...........................................   351.7  $  41.6  $(109.8) $  34.0
   Income tax expense (benefit)..............................................   128.4     17.8    (38.5)    11.6
                                                                              -------  -------  -------  -------
   Net unrealized gains (losses).............................................   223.3     23.8    (71.3)    22.4
Cumulative adjustments for foreign currency translation adjustments..........  (256.6)  (238.5)  (185.6)  (167.5)
                                                                              -------  -------  -------  -------
Total........................................................................ $(732.4) $(214.7) $(256.9) $(145.1)
                                                                              =======  =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK
                  AND COMMON SHAREHOLDERS' EQUITY (Continued)
                                  (RESTATED)

                                                         Common Stock
                                 Preferred ---------------------------------------
Shares Outstanding                 Stock     Issued    In Treasury  Net Outstanding
------------------               --------- ----------- -----------  ---------------
Balance at December 31, 1998.... 1,398,279 544,124,170 (60,986,431)   483,137,739
Exercise of common stock options             6,083,549    (791,681)     5,291,868
Issuance of common stock........               223,338   1,055,566      1,278,904
Purchase of treasury stock......                       (21,797,066)   (21,797,066)
                                 --------- ----------- -----------    -----------
Balance at December 31, 1999.... 1,398,279 550,431,057 (82,519,612)   467,911,445
Exercise of common stock options               516,823   1,531,458      2,048,281
Issuance of common stock........               152,285   6,321,263      6,473,548
Purchase of treasury stock......                        (5,413,615)    (5,413,615)
                                 --------- ----------- -----------    -----------
Balance at December 31, 2000.... 1,398,279 551,100,165 (80,080,506)   471,019,659
Issuance of preferred stock.....   300,000
Exercise of common stock options               548,744   1,466,979      2,015,723
Issuance of common stock........                35,831   1,450,484      1,486,315
Purchase of treasury stock......                       (17,397,394)   (17,397,394)
                                 --------- ----------- -----------    -----------
Balance at December 31, 2001.... 1,698,279 551,684,740 (94,560,437)   457,124,303
                                 ========= =========== ===========    ===========

Comprehensive Income

   We adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The adoption was accounted for as a cumulative effect of a change in accounting principle. The table below discloses reclassification adjustments and the related tax effects allocated to each component of other comprehensive income (expense) including the adoption of FAS No. 133 and unrealized gains (losses) on cash flow hedging instruments in 2001, unrealized gains (losses) on investments and interest-only strip receivables and foreign currency translation adjustments.

                                                                                      Tax (Expense)
                                                                              -----------------------------
Year ended December 31                                                        Before-Tax Benefit  Net-of-Tax
----------------------                                                        ---------- -------  ----------
                                                                                      (In millions)
1999
Unrealized gains (losses) on investments and interest-only strip receivables:
   Net unrealized holding losses arising during the period................... $  (134.4) $  46.8   $ (87.6)
   Less: Reclassification adjustment for gains realized in net income........      (9.4)     3.3      (6.1)
                                                                              ---------  -------   -------
   Net unrealized losses on investments and interest-only strip receivables..    (143.8)    50.1     (93.7)
Foreign currency translation adjustments.....................................     (23.4)     5.3     (18.1)
                                                                              ---------  -------   -------
Other comprehensive expense.................................................. $  (167.2) $  55.4   $(111.8)
                                                                              =========  =======   =======
2000
Unrealized gains (losses) on investments and interest-only strip receivables:
   Net unrealized holding gains arising during the period.................... $   152.2  $ (56.6)  $  95.6
   Less: Reclassification adjustment for gains realized in net income........       (.8)      .3       (.5)
                                                                              ---------  -------   -------
   Net unrealized gains on investments and interest-only strip receivables...     151.4    (56.3)     95.1
Foreign currency translation adjustments.....................................     (75.3)    22.4     (52.9)
                                                                              ---------  -------   -------
Other comprehensive income................................................... $    76.1  $ (33.9)  $  42.2
                                                                              =========  =======   =======
2001
Unrealized gains (losses) on cash flow hedging instruments:
   Cumulative effect of change in accounting principle (FAS No. 133)......... $  (376.6) $ 135.2   $(241.4)
   Net losses arising during the period......................................  (1,137.0)   408.2    (728.8)
   Less: Reclassification adjustment for losses realized in net income.......     422.9   (151.8)    271.1
                                                                              ---------  -------   -------
   Net losses on cash flow hedging instruments...............................  (1,090.7)   391.6    (699.1)
                                                                              ---------  -------   -------
Unrealized gains (losses) on investments and interest-only strip receivables:
   Net unrealized holding gains arising during the period....................     321.3   (114.5)    206.8
   Less: Reclassification adjustment for gains realized in net income........     (11.2)     3.9      (7.3)
                                                                              ---------  -------   -------
   Net unrealized gains on investments and interest-only strip receivables...     310.1   (110.6)    199.5
                                                                              ---------  -------   -------
Foreign currency translation adjustments.....................................     (28.2)    10.1     (18.1)
                                                                              ---------  -------   -------
Other comprehensive expense.................................................. $  (808.8) $ 291.1   $(517.7)
                                                                              =========  =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (RESTATED)

   Household International, Inc. and subsidiaries ("Household") is a leading provider of consumer lending products to middle-market consumers in the United States, United Kingdom and Canada. Household may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our." Our lending products include real estate secured loans, auto finance loans, MasterCard* and Visa* credit cards, private label credit cards and personal non-credit card loans. We also offer tax refund anticipation loans in the United States and credit and specialty insurance in the United States, the United Kingdom and Canada. We have three reportable segments: Consumer, Credit Card Services, and International. Our Consumer segment consists of our branch-based consumer lending, mortgage services, retail services, and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom ("U.K.") and Canada.

1. Summary of Significant Accounting Policies

   Principles of Consolidation The consolidated financial statements include the accounts of Household International, Inc. and all subsidiaries. Unaffiliated trusts to which we have transferred securitized receivables which are qualifying special purpose entities ("QSPE") as defined by Statement of Financial Accounting Standards No. 140 are not consolidated. All significant intercompany accounts and transactions have been eliminated.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the current year's presentation.

   Investment Securities. We maintain investment portfolios (comprised primarily of debt securities) in both our noninsurance and insurance operations. Our entire investment securities portfolio was classified as available-for-sale at December 31, 2001 and 2000. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholders' equity in accumulated other comprehensive income, net of income taxes. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current earnings.

   Cost of investment securities sold is determined using the specific identification method. Interest income earned on the noninsurance investment portfolio is classified in the statements of income in net interest margin. Realized gains and losses from the investment portfolio and investment income from the insurance portfolio are recorded in investment income. Accrued investment income is classified with investment securities.

   Receivables. Receivables are carried at amortized cost. Finance income is recognized using the effective yield method. Premiums and discounts on purchased receivables are recognized as adjustments to the yield of the related receivables. Origination fees are deferred and amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. MasterCard and Visa annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Net deferred annual fees related to these receivables totaled $90.3 million at December 31, 2001 and $63.4 million at December 31, 2000.

   Insurance reserves and unearned premiums applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheets, since payments on such policies generally are used to reduce outstanding receivables.

   Provision and Credit Loss Reserves. Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. Probable losses are estimated for consumer receivables based on contractual delinquency status and historical loss experience. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical calculation which use roll rates and migration analysis. These risk factors include economic conditions, bankruptcy trends, product mix, geographic concentrations and other similar items. Charge-off and customer account management policies are also considered when establishing loss reserve requirements to ensure appropriate allowances exist for products with longer charge-off periods and for customers benefiting from account management decisions. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

   Our charge-off policy for consumer receivables varies by product. Unsecured receivables are written off at the following stages of contractual delinquency:
MasterCard and Visa--6 months; private label--9 months; and personal non-credit card--9 months and no payment received in 6 months, but in no event to exceed 12 months. For real estate secured receivables, carrying values in excess of net realizable value are charged off at the time of foreclosure or when settlement is reached with the borrower. For loans secured by automobiles, carrying values in excess of net realizable value are charged off at the earlier of repossession and sale of the collateral, the collateral being in our possession for more than 90 days, or the loan becoming 150 days contractually delinquent. Charge-offs may occur sooner for certain consumer receivables involving a bankruptcy. Our policies for consumer loans permit reset of the contractual delinquency status of an account to current, subject to certain limits, if a predetermined number of consecutive payments has been received and there is evidence that the reason for the delinquency has been cured. Such reaging policies vary by product and are designed to manage customer relationships and ensure maximum collections. Commercial receivables are written off when it becomes apparent that an account is uncollectible.

   Nonaccrual Loans. Nonaccrual loans are loans on which accrual of interest has been suspended. Interest income is suspended on real estate secured, personal non-credit card and commercial loans when principal or interest payments are more than three months contractually past due. For MasterCard and Visa and private label credit card receivables, interest continues to accrue until the receivable is charged off. For auto finance receivables, accrual of interest income is discontinued when payments are more than two months contractually past due. Accrual of income on nonaccrual real estate secured and personal homeowner loans ("PHL's") is resumed if the receivable becomes less than three months contractually delinquent and on auto finance loans when the loan becomes less than two months contractually delinquent. Interest on nonaccrual personal non-credit card receivables other than PHL's is recorded as collected. Accrual of income on nonaccrual commercial loans is resumed if the loan becomes contractually current. Cash payments received on nonaccrual commercial loans are either applied against principal or reported as interest income, according to our judgment as to the collectibility of principal.

   Receivables Sold and Serviced with Limited Recourse and Securitization Revenue. Certain real estate secured, auto finance, MasterCard and Visa, private label and personal non-credit card receivables have been securitized and sold to investors with limited recourse. We have retained the servicing rights to these receivables. Recourse is limited to our rights to future cash flow and any subordinated interest that we may retain. Upon sale, the receivables are removed from the balance sheet and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and other factors. The resulting gain is also adjusted by a provision for estimated probable losses under the recourse provisions based on historical experience and estimates of expected future performance. Gains on sale net of recourse provisions, servicing income and excess spread relating to securitized receivables are reported in the accompanying consolidated statements of income as securitization revenue.

   In connection with these transactions, we record an interest-only strip receivable, representing our contractual right to receive interest and other cash flows from our securitization trusts. Our interest-only strip receivables are reported at fair value using discounted cash flow estimates as a separate component of receivables net of our estimate of probable losses under the recourse provisions. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholders' equity in accumulated other comprehensive income, net of income taxes. Our interest-only strip receivables are reviewed for impairment quarterly or earlier if events indicate that the carrying value may not be recovered. Any decline in the fair value of the interest-only strip receivable which is deemed to be other than temporary is charged against current earnings.

   We have also, in certain cases, retained other subordinated interests in these securitizations. Neither the interest-only strip receivables nor the other subordinated interests are in the form of securities.

   In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125" ("FAS No. 140"). FAS No. 140 revised the standards for accounting for securitizations and requires certain disclosures. We adopted the nondisclosure related provisions of FAS No. 140 as required on April 1, 2001. The adoption did not have a significant effect on our operations.

   Properties and Equipment, Net. Properties and equipment are recorded at cost, net of accumulated depreciation and amortization. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated useful lives of the assets which generally range from 3 to 40 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Maintenance and repairs are expensed as incurred.

   Repossessed Collateral. Real estate owned is valued at the lower of cost or fair value less estimated costs to sell. These values are periodically reviewed and reduced, if necessary. Costs of holding real estate, and related gains and losses on disposition, are credited or charged to operations as incurred as a component of operating expense. Repossessed vehicles, net of loss reserves when applicable, are recorded at the lower of the estimated fair market value or the outstanding receivable balance.

   Insurance. Insurance revenues on revolving credit insurance policies are recognized when billed. Insurance revenues on the remaining insurance contracts are recorded as unearned premiums and recognized into income based on the nature and terms of the underlying contracts. Liabilities for credit insurance policies are based upon estimated settlement amounts for both reported and incurred but not yet reported losses. Liabilities for future benefits on annuity contracts and specialty and corporate owned life insurance products are based on actuarial assumptions as to investment yields, mortality and withdrawals.

   Acquired Intangibles and Goodwill. Acquired intangibles consist of acquired credit card relationships which are amortized on a straight-line basis over their estimated useful lives. These lives vary by portfolio and initially ranged from 4 to 15 years. Goodwill represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations and was amortized on a straight-line basis over periods not exceeding 25 years through December 31, 2001. Acquired intangibles are reviewed for impairment using discounted cash flows and goodwill using undiscounted cash flows whenever events indicate that the carrying amounts may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment. Impairment charges, when required, are calculated using discounted cash flows.

   In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). FAS No. 141 eliminated the pooling of interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We had no acquisitions during 2001 which were affected by FAS No. 141. FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill recorded in past business combinations ceased upon adoption of the statement on January 1, 2002. Amortization of goodwill reduced net income by $46.4 million in 2001, $45.1 million in 2000 and $31.0 million in 1999, representing a reduction in diluted earnings per share of $.10 in 2001, $.09 in 2000 and $.06 in 1999. The adoption is expected to increase net income by approximately $.10 per share annually.

   Treasury Stock. We account for repurchases of common stock using the cost method with common stock in treasury classified in the balance sheets as a reduction of common shareholders' equity. Treasury stock is reissued at average cost.

   Derivative Financial Instruments. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"), as amended. Under FAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a non-hedging derivative. Fair value hedges include hedges of the fair value of a recognized asset or liability and certain foreign currency hedges. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset or liability and certain foreign currency hedges. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income and reclassified into earnings in the period during which the hedged item affects earnings. Changes in the fair value of derivatives used to hedge our net investment in foreign subsidiaries, to the extent effective as a hedge, are recorded in common shareholders' equity as a component of the cumulative translation adjustment account within accumulated other comprehensive income. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in other income in the current period.

   We formally document all relationships between hedging instruments and hedged items. This documentation includes our risk management objective and strategy for undertaking various hedge transactions, as well as how hedge effectiveness and ineffectiveness will be measured. This process includes linking derivatives to specific assets and liabilities on the balance sheet. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

   When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. For fair value hedges, the formerly hedged asset or liability will no longer be adjusted for changes in fair value and any previously recorded adjustments to the carrying value of the hedged asset or liability will be amortized in the same manner that the hedged item affects income. For cash flow hedges, amounts previously recorded in accumulated other comprehensive income will be reclassified into income as earnings are impacted by the variability in the cash flows of the hedged item.

   If the hedging instrument is terminated early, the derivative is removed from the balance sheet. Accounting for the adjustments to the hedged asset or liability or adjustments to accumulated other comprehensive income are the same as described above when a derivative no longer qualifies as an effective hedge.

   If the hedged asset or liability is sold or extinguished, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. The hedged item, including previously recorded mark-to-market adjustments, is derecognized immediately as a component of the gain or loss upon disposition.

   The adoption of FAS No. 133 on January 1, 2001 was accounted for as a cumulative effect of a change in accounting principle. The impact of the adoption was not material to earnings and reduced common shareholders' equity by $241.4 million. The adjustment to common shareholders' equity was recorded as a component of accumulated other comprehensive income and was made to recognize at fair value all derivatives that were designated as cash flow hedging instruments. During 2001, approximately $119 million in derivative losses associated with the transition adjustment were reclassified into earnings. These losses were offset by decreased interest expense associated with the variable cash flows of the hedged items and resulted in no economic impact to our earnings. Derivative gains associated with the transition adjustment reclassified into earnings during 2001 were not material.

   Foreign Currency Translation. We have foreign subsidiaries located in the United Kingdom and Canada. The functional currency for each foreign subsidiary is its local currency. Assets and liabilities of these subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. Resulting translation adjustments are accumulated in common shareholders' equity as a component of accumulated other comprehensive income.

   We periodically enter into forward exchange contracts to hedge our investment in foreign subsidiaries. After-tax gains and losses on contracts to hedge foreign currency fluctuations are accumulated in common shareholders' equity as a component of accumulated other comprehensive income. Effects of foreign currency translation in the statements of cash flows are offset against the cumulative foreign currency adjustment, except for the impact on cash. Foreign currency transaction gains and losses are included in income as they occur.

   Stock-Based Compensation. We account for stock option and stock purchase plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, no compensation expense is recognized for stock options issued.

   Income Taxes. Federal income taxes are accounted for utilizing the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Investment tax credits generated by leveraged leases are accounted for using the deferral method.

2. Restatement

   Household International, Inc. has restated its consolidated financial statements for the years ended December 31, 1999, 2000 and 2001. This Form 10-K/A and the exhibits included herewith include all adjustments relating to the restatement for all such prior periods. The restatement relates to MasterCard and Visa co-branding and affinity credit card relationships and a marketing agreement with a third party credit card marketing company. All were part of our Credit Card Services segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements that were entered into between 1992 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. The balance of retained earnings at December 31, 1998 has been restated from amounts previously reported to reflect a retroactive charge of $155.8 million, after tax, for these items. This restatement was previously reported in Exhibit 99.4 to our Form 10-Q for the quarterly period ended June 30, 2002.

   The cumulative restatement is as follows for the periods presented below:

                                                        % Change from Prior
                 Restatements to Reported Income         Period Net Income
            ---------------------------------------   ----------------------
                                            %Change
            Pre-Tax  Tax Effect After Tax to Reported As Reported As Restated
  -         -------  ---------- --------- ----------- ----------- -----------
                       (All dollar amounts are stated in millions)
  2001..... $(120.2)   $44.3     $ (75.9)    (3.9)%      13.1%       13.3%
  2000.....  (110.9)    40.8       (70.1)    (4.1)       14.4        14.2
  1999.....   (91.8)    33.7       (58.1)    (3.9)       28.5        28.3
  1994-1998  (245.0)    89.2      (155.8)    (3.8)

   The impact of these amounts to reported basic and diluted earnings per share was as follows:

                      Basic Earnings Per Share Diluted Earnings Per Share
                      ------------------------ --------------------------
                 Year As Reported   Restated   As Reported    Restated
                 ---- -----------   --------   -----------    --------
                 2001    $4.13       $3.97        $4.08        $3.91
                 2000     3.59        3.44         3.55         3.40
                 1999     3.10        2.98         3.07         2.95

3. Business Combinations, Acquisitions and Divestitures

   On February 7, 2000, we purchased all of the outstanding capital stock of Renaissance Holdings, Inc. ("Renaissance"), a privately held issuer of secured and unsecured credit cards to subprime customers, for approximately $300 million of our common stock and cash. The acquisition provided us with an established platform for growing the subprime credit card business and expanding our product offerings to customers and prospects in our other businesses. The acquisition was accounted for as a purchase and, accordingly, Renaissance's operations have been included in our results of operations since February 7, 2000.

   In August 1999, we acquired all of the outstanding capital stock of Decision One Mortgage Company LLC ("Decision One") for approximately $60 million in common stock and cash. Decision One originates loans through a 30-state broker network and packages them for sale to investors. The acquisition was accounted for as a purchase and, accordingly, earnings from Decision One have been included in our results of operations subsequent to the acquisition date.

4. Investment Securities

                                                          At December 31,
                                                         -----------------
                                                           2001     2000
      -                                                  -------- --------
                                                           (In millions)
      Available-For-Sale Investments
      Corporate debt securities......................... $2,054.0 $1,873.5
      Money market funds................................    342.3    436.6
      Certificates of deposit...........................    259.8    319.2
      U.S. government and federal agency debt securities    217.8    173.5
      Marketable equity securities......................     21.2     24.9
      Other.............................................    638.9    390.3
                                                         -------- --------
      Subtotal..........................................  3,534.0  3,218.0
      Accrued investment income.........................     46.5     41.0
                                                         -------- --------
      Total investment securities....................... $3,580.5 $3,259.0
                                                         ======== ========

   Proceeds from the sale of available-for-sale investments totaled approximately $.7 billion in 2001, $.2 billion in 2000 and $.7 billion in 1999. Gross gains of $12.9 million in 2001, $2.2 million in 2000 and $12.1 million in 1999 and gross losses of $1.7 million in 2001, $1.4 million in 2000 and $2.7 million in 1999 were realized on those sales.

   The gross unrealized gains (losses) on available-for-sale investment securities were as follows:

                                                           At December 31,
                          ---------------------------------------------------------------------------------
                                            2001                                     2000
                          ---------------------------------------- ----------------------------------------
                                      Gross      Gross                         Gross      Gross
                          Amortized Unrealized Unrealized  Fair    Amortized Unrealized Unrealized  Fair
                            Cost      Gains      Losses    Value     Cost      Gains      Losses    Value
-                         --------- ---------- ---------- -------- --------- ---------- ---------- --------
                                                            (In millions)
Corporate debt securities $2,089.5    $31.3      $(66.8)  $2,054.0 $1,948.5    $17.4      $(92.4)  $1,873.5
Money market funds.......    342.3       --          --      342.3    436.6       --          --      436.6
Certificates of deposit..    246.1     13.7          --      259.8    319.2       --          --      319.2
U.S. government and
 Federal agency debt
 Securities..............    217.0      2.0        (1.2)     217.8    173.7      1.6        (1.8)     173.5
Marketable equity
 Securities..............     24.4       --        (3.2)      21.2     25.8       --         (.9)      24.9
Other....................    611.6     28.6        (1.3)     638.9    390.1       .6         (.4)     390.3
                          --------    -----      ------   -------- --------    -----      ------   --------
Total available-for-sale
 Investments............. $3,530.9    $75.6      $(72.5)  $3,534.0 $3,293.9    $19.6      $(95.5)  $3,218.0
                          ========    =====      ======   ======== ========    =====      ======   ========

   See Note 15, "Fair Value of Financial Instruments," for further discussion of the relationship between the fair value of our assets, liabilities and off-balance sheet financial instruments.

   Contractual maturities of and yields on investments in debt securities were as follows:

                                            At December 31, 2001
                            ----------------------------------------------------
                                                        U.S. Government and Federal
                             Corporate Debt Securities   Agency Debt Securities
                            --------------------------  ------------------------
                            Amortized  Fair             Amortized   Fair
                              Cost     Value   Yield(1)   Cost      Value  Yield(1)
-                           --------- -------- -------- ---------   ------ --------
                                 (All dollar amounts are stated in millions)
Due within 1 year.......... $   49.8  $   50.5   5.1%    $ 44.6     $ 44.7   7.6%
After 1 but within 5 years.    806.7     817.3   5.7       84.6       85.6   5.7
After 5 but within 10 years    392.6     394.2   6.5       64.7       64.7   5.1
After 10 years.............    840.4     792.0   7.0       23.1       22.8   6.0
                            --------  --------   ---     ------     ------   ---
Total...................... $2,089.5  $2,054.0   6.4%    $217.0     $217.8   5.9%
                            ========  ========   ===     ======     ======   ===

--------
(1) Computed by dividing annualized interest by the amortized cost of respective investment securities.

5. Receivables

                                                           At December 31,
                                                        ---------------------
                                                           2001        2000
 -                                                      ----------  ---------
                                                            (In millions)
 Real estate secured................................... $ 43,856.8  $35,179.7
 Auto finance..........................................    2,368.9    1,850.6
 MasterCard/Visa.......................................    8,141.2    8,053.6
 Private label.........................................   11,663.9   10,347.3
 Personal non-credit card..............................   13,337.0   11,328.1
 Commercial and other..................................      506.9      598.6
                                                        ----------  ---------
 Total owned receivables...............................   79,874.7   67,357.9
 Accrued finance charges...............................    1,559.8    1,302.6
 Credit loss reserve for owned receivables.............   (2,663.1)  (2,111.9)
 Unearned credit insurance premiums and claims reserves     (895.8)    (725.2)
 Interest-only strip receivables.......................      968.2      636.5
 Amounts due and deferred from receivable sales........      419.7      701.8
                                                        ----------  ---------
 Total owned receivables, net..........................   79,263.5   67,161.7
 Receivables serviced with limited recourse............   20,948.0   20,249.5
                                                        ----------  ---------
 Total managed receivables, net........................ $100,211.5  $87,411.2
                                                        ==========  =========

   Foreign receivables included in owned receivables were as follows:

                                             At December 31,
                          -----------------------------------------------------
                                United Kingdom                 Canada
                          -------------------------- --------------------------
                            2001     2000     1999     2001     2000     1999
 -                        -------- -------- -------- -------- -------- --------
                                              (In millions)
 Real estate secured..... $  924.6 $  857.1 $  751.0 $  458.4 $  402.6 $  339.2
 MasterCard/Visa.........  1,174.5  2,206.7  2,167.8       --       --       --
 Private label...........  1,284.8  1,234.6  1,145.6    525.7    441.2    427.4
 Personal non-credit card  1,217.5  1,000.3  1,310.8    382.8    377.5    371.0
 Commercial and other....       .3       .8      1.1      1.4      1.5      2.7
                          -------- -------- -------- -------- -------- --------
 Total................... $4,601.7 $5,299.5 $5,376.3 $1,368.3 $1,222.8 $1,140.3
                          ======== ======== ======== ======== ======== ========

   Foreign managed receivables represented 7 and 9 percent of total managed receivables at December 31, 2001 and 2000, respectively.

   The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                             At December 31,
                                           -------------------
                                             2001      2000
                  -                        --------- ---------
                                              (In millions)
                  Real estate secured..... $   861.8 $ 1,457.8
                  Auto finance............   4,026.6   2,712.7
                  MasterCard/Visa.........   9,254.0   9,529.8
                  Private label...........   2,150.0   1,650.0
                  Personal non-credit card   4,655.6   4,899.2
                                           --------- ---------
                  Total................... $20,948.0 $20,249.5
                                           ========= =========

   The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

                                            At December 31,
                                          --------------------
                                             2001      2000
                 -                        ---------- ---------
                                             (In millions)
                 Real estate secured..... $ 44,718.6 $36,637.5
                 Auto finance............    6,395.5   4,563.3
                 MasterCard/Visa.........   17,395.2  17,583.4
                 Private label...........   13,813.9  11,997.3
                 Personal non-credit card   17,992.6  16,227.3
                 Commercial and other....      506.9     598.6
                                          ---------- ---------
                 Total................... $100,822.7 $87,607.4
                                          ========== =========

   We maintain facilities with third parties which provide for the securitization of receivables on a revolving basis totaling $12.9 billion, of which $10.6 billion were utilized at December 31, 2001. The amount available under these facilities will vary based on the timing and volume of public securitization transactions.

   Contractual maturities of owned receivables were as follows:

                                                At December 31, 2001
                         ------------------------------------------------------------------
                                                                         There-
                           2002      2003      2004     2005     2006    after      Total
                         --------- --------- -------- -------- -------- --------- ---------
                                                   (In millions)
Real estate secured..... $11,951.9 $ 8,588.8 $6,260.9 $4,530.3 $3,376.7 $ 9,148.2 $43,856.8
Auto finance............      38.3      74.5    233.2    559.1  1,039.9     423.9   2,368.9
MasterCard/Visa.........     939.9     830.1    701.8    639.3    544.3   4,485.8   8,141.2
Private label...........   5,782.3   2,280.3    701.3    414.2    276.2   2,209.6  11,663.9
Personal non-credit card   3,336.1   2,392.9  1,930.9  1,506.7  1,178.9   2,991.5  13,337.0
Commercial and other....      43.6      44.8     58.2     39.9     35.4     285.0     506.9
                         --------- --------- -------- -------- -------- --------- ---------
Total................... $22,092.1 $14,211.4 $9,886.3 $7,689.5 $6,451.4 $19,544.0 $79,874.7
                         ========= ========= ======== ======== ======== ========= =========

   A substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity. The above maturity schedule should not be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal to average principal balances, excluding credit card receivables, approximated 55 percent in 2001 and 58 percent in 2000.

   The following table summarizes contractual maturities of owned receivables due after one year by repricing characteristic:

                                                    At December 31, 2001
                                                    --------------------
                                                      Over 1
                                                    But Within  Over 5
                                                     5 years    years
                                                    ---------- ---------
                                                       (In millions)
        Receivables at predetermined interest rates $27,241.4  $ 9,985.6
        Receivables at floating or adjustable rates  10,997.2    9,558.4
                                                    ---------  ---------
        Total...................................... $38,238.6  $19,544.0
                                                    =========  =========

   Nonaccrual owned consumer receivables totaled $2,064.3 million and $1,636.7 million at December 31, 2001 and 2000, respectively, including $215.3 million and $226.0 million, respectively, relating to foreign operations. Interest income that would have been recorded in 2001 and 2000 if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $315.8 million and $260.4 million, respectively, including $34.6 million and $38.2 million, respectively, relating to foreign operations. Interest income that was included in net income for 2001 and 2000, prior to these loans being placed on nonaccrual status, was approximately $173.5 million and $143.9 million, respectively, including $16.4 million and $19.9 million, respectively, relating to foreign operations. For an analysis of reserves for credit losses, see our "Analysis of Credit Loss Reserves Activity" on pages 47 and 48 on an owned and managed basis.

   Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,148.3 million at December 31, 2001 and $1,082.3 million at December 31, 2000. Interest-only strip receivables also included fair value mark-to-market adjustments of $348.6 million at year-end 2001 and $117.5 million at year-end 2000.

   Amounts due and deferred from receivable sales include certain assets established under the recourse provisions for certain receivable sales, including funds deposited in spread accounts, offset by net customer payments owed to the securitization trustee. Net customer payments owed to the securitization trustee totaled $27.0 million at December 31, 2001 and $61.2 million at December 31, 2000.

6. Asset Securitizations

   We sell auto finance, MasterCard and Visa, private label and personal non-credit card receivables in various securitization transactions. We continue to service and receive servicing fees on the outstanding balance of securitized receivables. We also retain rights to future cash flows arising from the receivables after the investors receive their contractual return. We have also, in certain cases, retained other subordinated interests in these securitizations. These transactions typically result in the recording of an interest-only strip receivable which represents the value of the future residual cash flows from securitized receivables. The investors and the securitization trusts have only limited recourse to our assets for failure of debtors to pay. That recourse is limited to our rights to future cash flow and any subordinated interest we retain. Servicing assets and liabilities are not recognized in conjunction with our securitizations since we receive adequate compensation relative to current market rates to service the receivables sold. See Note 1, "Summary of Significant Accounting Policies," for further discussion on our accounting for interest-only strip receivables.

   Securitization revenue includes income associated with the current and prior period securitization and sale of receivables with limited recourse. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

   Net initial gains, which represent gross initial gains net of our estimate of probable credit losses under the recourse provisions, and the key economic assumptions used in measuring the net initial gains from securitizations completed during the years ended December 31, 2001 and 2000 were as follows:

                                         MasterCard/ Personal Non- Private  Auto
                                            Visa      Credit Card   Label  Finance Total
                                         ----------- ------------- ------- ------- ------
2001
Net initial gains (in millions).........   $  7.3       $ 36.0     $ 13.1  $109.3  $165.7
Key economic assumptions: (1)
   Weighted-average life (in years).....      .38         1.23        .85    2.20
   Payment speed........................    93.59%       52.33%     67.06%  34.20%
   Expected credit losses (annual rate).     5.08         7.34       5.49    4.79
   Discount rate on cash flows..........     9.00        11.00      10.00   10.00
   Cost of funds........................     6.15         4.24       5.73    4.54
2000
Net initial gains (in millions).........   $ 43.7       $ 37.5     $  8.5  $ 80.4  $170.1
Key economic assumptions: (1)
   Weighted-average life (in years).....      .41         1.28        .93    2.06
   Payment speed........................    92.62%       52.01%     63.97%  35.98%
   Expected credit losses (annual rate).     5.48         6.87       6.60    5.38
   Discount rate on cash flows..........     9.00        11.00      10.00   10.00
   Cost of funds........................     5.88         6.67       6.36    7.12

--------
(1) Weighted-average annual rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

   Certain securitization trusts, such as credit cards, are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off. These replenishments totaled $24.7 billion in 2001 and $21.0 billion in 2000. Net gains (gross gains less estimated credit losses under the recourse provisions) related to these replenishments were calculated using weighted-average assumptions consistent with those used for calculating gains on initial securitizations and totaled $407.5 million in 2001 and $328.4 million in 2000.

   Cash flows received from securitization trusts were as follows:

                                                          Year ended December 31,
                                      ---------------------------------------------------------------
                                      MasterCard/ Personal Non- Private  Auto    Real Estate
                                         Visa      Credit Card   Label  Finance    Secured    Total
                                      ----------- ------------- ------- -------- ----------- --------
                                                               (In millions)
2001
Proceeds from initial securitizations  $  261.1     $2,123.6    $500.0  $2,573.9       --    $5,458.6
Servicing fees received..............     182.9         90.6      34.9      84.9    $12.0       405.3
Other cash flow received on retained
  interests (1)......................     789.0        181.1     157.9     111.9     67.5     1,307.4
2000
Proceeds from initial securitizations  $1,925.0     $2,637.4    $500.0  $1,912.6       --    $6,975.0
Servicing fees received..............     179.7         91.3      24.2      60.7    $18.5       374.4
Other cash flow received on retained
  interests (1)......................     645.5        177.4      57.4      80.4     81.5     1,042.2

--------
(1) Other cash flows include all cash flows from interest-only strip receivables, excluding servicing fees.

   Our interest-only strip receivables are reported at fair value using discounted cash flow estimates.

   At December 31, 2001, the sensitivity of the current fair value of the interest-only strip receivables to an immediate 10 percent and 20 percent unfavorable change in assumptions are presented in the table below. These sensitivities are based on assumptions used to value our interest-only strip receivables at December 31, 2001.

                                                   MasterCard/ Personal Non- Private  Auto   Real Estate
                                                      Visa      Credit Card   Label  Finance   Secured
                                                   ----------- ------------- ------- ------- -----------
                                                          (Dollar amounts are stated in millions)
Carrying value (fair value) of interest-only strip
    receivables...................................   $267.2       $335.4     $ 55.1  $285.7    $ 24.8
Weighted-average life (in years)..................      .57         1.19        .79    1.87      1.53
Payment speed assumption (annual rate)............    83.82%       45.62%     69.66%  38.90%    25.95%
    Impact on fair value of 10% adverse change....   $(22.2)      $(23.2)      (5.4) $(26.2)   $ (1.4)
    Impact on fair value of 20% adverse change....    (41.6)       (45.7)      (9.2)  (59.9)     (2.8)
Expected credit losses (annual rate)..............     5.21%        7.41%      5.49%   6.83%     1.55%
    Impact on fair value of 10% adverse change....   $(23.0)      $(36.5)    $ (8.4) $(25.1)   $ (1.4)
    Impact on fair value of 20% adverse change....    (46.0)       (72.9)     (16.9)  (50.1)     (2.7)
Discount rate on residual cash flows (annual rate)     9.00%       11.00%     10.00%  10.00%    13.00%
    Impact on fair value of 10% adverse change....   $ (3.0)      $ (3.0)    $ (0.3) $ (6.9)   $ (0.5)
    Impact on fair value of 20% adverse change....     (6.1)        (6.0)      (0.7)  (13.6)     (1.0)
Variable returns to investors (annual rate).......     5.09%        3.53%      4.62%   5.42%     3.58%
    Impact on fair value of 10% adverse change....   $(23.3)      $(19.3)    $ (7.5) $ (0.2)   $ (3.3)
    Impact on fair value of 20% adverse change....    (46.6)       (38.1)     (14.9)   (0.3)     (6.5)

   These sensitivities are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, the change in fair value based on a 10 percent variation in assumptions cannot necessarily be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the residual cash flow is calculated independently from any change in another assumption. In reality, changes in one factor may contribute to changes in another (for example, increases in market interest rates may result in lower prepayments) which might magnify or counteract the sensitivities. Furthermore, the estimated fair values as disclosed should not be considered indicative of future earnings on these assets.

   Static pool credit losses are calculated by summing actual and projected future credit losses and dividing them by the original balance of each pool of asset. Due to the short term revolving nature of MasterCard and Visa, personal non-credit card and private label receivables, the weighted-average percentage of static pool credit losses is not considered to be materially different from the weighted-average charge-off assumptions used in determining the fair value of our interest-only strip receivables in the table above. At December 31, 2001, static pool credit losses for auto finance loans securitized in 2001 were estimated to be 10.0 percent and for auto finance loans securitized in 2000 were estimated to be 11.0 percent.

   Receivables information by product including delinquency and net charge-offs for our managed and serviced with limited recourse portfolios were as follows:

                                                                     At December 31,
                                                     ----------------------------------------------
                                                              2001                    2000
                                                     ----------------------  ----------------------
                                                     Receivables Delinquent  Receivables Delinquent
                                                     Outstanding Receivables Outstanding Receivables
                                                     ----------- ----------- ----------- -----------
                                                                      (In millions)
Managed receivables:
   Real estate secured.............................. $ 44,718.6     2.68%    $ 36,637.5     2.63%
   Auto finance.....................................    6,395.5     3.16        4,563.3     2.55
   MasterCard/Visa..................................   17,395.2     4.10       17,583.4     3.49
   Private label....................................   13,813.9     5.48       11,997.3     5.48
   Personal non-credit card.........................   17,992.6     8.87       16,227.3     7.97
                                                     ----------     ----     ----------     ----
   Total consumer...................................  100,315.8     4.46       87,008.8     4.20
   Commercial and other.............................      506.9     1.58          598.6     2.10
                                                     ----------     ----     ----------     ----
   Total managed receivables........................ $100,822.7     4.44%    $ 87,607.4     4.18%
                                                     ----------     ----     ----------     ----
Receivables serviced with limited recourse:
   Real estate secured.............................. $   (861.8)    5.00%    $ (1,457.8)    4.01%
   Auto finance.....................................   (4,026.6)    3.29       (2,712.7)    2.61
   MasterCard/Visa..................................   (9,254.0)    2.73       (9,529.8)    2.30
   Private label....................................   (2,150.0)    2.69       (1,650.0)    4.72
   Personal non-credit card.........................   (4,655.6)    8.36       (4,899.2)    7.90
                                                     ----------     ----     ----------     ----
   Total receivables serviced with limited recourse.  (20,948.0)    4.18      (20,249.5)    4.02
                                                     ----------     ----     ----------     ----
Owned consumer receivables.......................... $ 79,874.7     4.53%    $ 67,357.9     4.26%
                                                     ==========     ====     ==========     ====

                                                                     At December 31,
                                                     ----------------------------------------------
                                                              2001                    2000
                                                     ----------------------  ----------------------
                                                       Average       Net       Average       Net
                                                     Receivables Charge-offs Receivables Charge-offs
                                                     ----------- ----------- ----------- -----------
                                                                      (In millions)
Managed receivables:
   Real estate secured.............................. $ 40,049.6      .53%    $ 32,530.2      .45%
   Auto finance.....................................    5,323.5     5.31        3,842.3     4.80
   MasterCard/Visa..................................   17,282.8     6.63       16,111.2     5.58
   Private label....................................   12,260.6     5.18       11,194.2     5.35
   Personal non-credit card.........................   17,013.8     6.79       14,760.8     6.97
                                                     ----------     ----     ----------     ----
   Total consumer...................................   91,930.3     3.73       78,438.7     3.64
   Commercial and other.............................      554.9     2.10          693.5     2.69
                                                     ----------     ----     ----------     ----
   Total managed receivables........................ $ 92,485.2     3.72%    $ 79,132.2     3.63%
                                                     ----------     ----     ----------     ----
Receivables serviced with limited recourse:
   Real estate secured.............................. $ (1,199.2)     .70%    $ (1,847.6)     .90%
   Auto finance.....................................   (3,004.4)    6.32       (2,023.5)    6.16
   MasterCard/Visa..................................   (9,144.6)    5.27       (8,984.7)    4.81
   Private label....................................   (1,744.2)    2.72       (1,212.5)    5.42
   Personal non-credit card.........................   (4,527.8)    6.74       (4,566.1)    6.86
                                                     ----------     ----     ----------     ----
   Total receivables serviced with limited recourse.  (19,620.2)    5.26      (18,634.4)    5.11
                                                     ----------     ----     ----------     ----
Owned consumer receivables.......................... $ 72,865.0     3.32%    $ 60,497.8     3.18%
                                                     ==========     ====     ==========     ====

   We issued securities backed by dedicated home equity loan receivables of $1.6 billion in 2001 and $.5 billion in 1999. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. Real estate receivables included closed-end real estate secured receivables totaling $1.7 billion at December 31, 2001 and $.4 billion at December 31, 2000 which secured the outstanding debt related to these transactions.

7. Properties and Equipment, Net

                                                     At December 31,
                                              -----------------------------
                                                                Depreciable
                                                2001     2000      Life
                                              -------- -------- -----------
                                                      (In millions)
    Land..................................... $    8.1 $    8.1          --
    Buildings and improvements...............    574.7    519.6 10-40 years
    Furniture and equipment..................    878.4    844.5        3-10
                                              -------- -------- -----------
    Total....................................  1,461.2  1,372.2
    Accumulated depreciation and amortization    930.1    854.6
                                              -------- --------
    Properties and equipment, net............ $  531.1 $  517.6
                                              ======== ========

   Depreciation and amortization expense totaled $139.7 million in 2001, $135.8 million in 2000 and $130.4 million in 1999.

8. Deposits

                                            At December 31,
                                 ------------------------------------------
                                        2001                   2000
                                 ---------------------  -------------------
                                            Weighted-             Weighted-
                                             Average               Average
                                  Amount      Rate       Amount     Rate
                                  --------  ---------   --------  ---------
                                 (All dollar amounts are stated in millions)
         Domestic
         Time certificates...... $6,000.7      6.8%     $6,925.3     6.7%
         Savings accounts.......     33.7      2.1          25.0     2.9
         Demand accounts........     36.3       .4          14.6     2.1
                                  --------     ---      --------     ---
         Total domestic deposits  6,070.7      6.7       6,964.9     6.7
                                  --------     ---      --------     ---
         Foreign
         Time certificates......    316.0      5.7       1,529.5     6.1
         Savings accounts.......     54.1      3.1          56.2     3.2
         Demand accounts........    121.5      3.9         126.3     5.1
                                  --------     ---      --------     ---
         Total foreign deposits.    491.6      5.0       1,712.0     5.9
                                  --------     ---      --------     ---
         Total deposits......... $6,562.3      6.6%     $8,676.9     6.5%
                                  ========     ===      ========     ===

   At December 31, 2001, domestic time certificates included carrying value adjustments totaling $24.7 million relating to derivative financial instruments.

   Average deposits and related weighted-average interest rates were as follows:

                                            Year ended December 31,
                            -------------------------------------------------------
                                   2001               2000               1999
                            -----------------  -----------------  -----------------
                                     Weighted-          Weighted-          Weighted-
                            Average   Average  Average   Average  Average   Average
                            Deposits   Rate    Deposits   Rate    Deposits   Rate
                            -------- --------- -------- --------- -------- ---------
                                  (All dollar amounts are stated in millions)
Domestic
Time certificates.......... $6,468.5    6.5%   $6,278.4    6.7%   $1,857.0    6.1%
Savings and demand accounts    119.7     .6        53.2    1.5        12.1    1.4
                            --------    ---    --------    ---    --------    ---
Total domestic deposits....  6,588.2    6.4     6,331.6    6.6     1,869.1    6.1
                            --------    ---    --------    ---    --------    ---
Foreign
Time certificates..........  1,172.8    5.7     1,243.7    4.5       967.7    4.8
Savings and demand accounts    192.2    4.5       182.2    4.5       200.5    4.4
                            --------    ---    --------    ---    --------    ---
Total foreign deposits.....  1,365.0    5.5     1,425.9    4.5     1,168.2    4.7
                            --------    ---    --------    ---    --------    ---
Total deposits............. $7,953.2    6.3%   $7,757.5    6.2%   $3,037.3    5.5%
                            ========    ===    ========    ===    ========    ===

   Interest expense on total deposits was $498.6 million in 2001, $484.0 million in 2000 and $168.4 million in 1999. Interest expense on domestic deposits was $423.7 million in 2001, $419.7 million in 2000 and $113.4 million in 1999.

   Maturities of time certificates in amounts of $100,000 or more were:

                                             At December 31, 2001
                                            ------------------------------
                                            Domestic    Foreign   Total
            -                               --------    -------    ------
                                            (All dollar amounts are stated
                                                 in millions)
            3 months or less...............  $ 29.0     $211.0    $240.0
            Over 3 months through 6 months.    17.9       30.2      48.1
            Over 6 months through 12 months    41.9       39.3      81.2
            Over 12 months.................   143.3       35.4     178.7
                                             ------     ------     ------
            Total..........................  $232.1     $315.9    $548.0
                                             ======     ======     ======

   Contractual maturities of time certificates within each interest rate range were as follows:

                                      At December 31, 2001
                  ------------------------------------------------------------
                    2002     2003     2004    2005   2006  Thereafter  Total
                  -------- -------- -------- ------ ------ ---------- --------
                          (All dollar amounts are stated in millions)
 Interest Rate
 (less than)4.00% $   71.8 $   28.7       --     --     --       --   $  100.5
 4.00%-5.99%.....    427.9    187.9 $  123.4 $ 16.5 $ 18.5   $ 46.8      821.0
 6.00%-7.99%.....  1,525.8  1,090.7  1,404.8  820.8  189.6    363.5    5,395.2
                  -------- -------- -------- ------ ------   ------   --------
 Total........... $2,025.5 $1,307.3 $1,528.2 $837.3 $208.1   $410.3   $6,316.7
                  ======== ======== ======== ====== ======   ======   ========

9. Commercial Paper, Bank and Other Borrowings

                                                  At December 31,
                                          -------------------------------
                                                      Bank and
                                          Commercial   Other
                                            Paper    Borrowings   Total
                                          ---------- ---------- ---------
                                           (All dollar amounts are stated
                                                    in millions)
      2001
      Balance............................  $9,141.2   $2,883.1  $12,024.3
      Highest aggregate month-end balance                        13,926.4
      Average borrowings.................   9,221.1    2,240.1   11,461.2
      Weighted-average interest rate:
          At year-end....................       2.0%       2.6%       2.2%
          Paid during year...............       4.1        3.9        4.0
                                           --------   --------  ---------
      2000
      Balance............................  $9,371.5   $1,416.4  $10,787.9
      Highest aggregate month-end balance                        12,581.6
      Average borrowings.................   9,828.7    2,099.7   11,928.4
      Weighted-average interest rate:
          At year-end....................       6.6%       6.6%       6.6%
          Paid during year...............       6.3        5.5        6.2
                                           --------   --------  ---------
      1999
      Balance............................  $8,822.2   $1,955.6  $10,777.8
      Highest aggregate month-end balance                        11,454.6
      Average borrowings.................   8,620.3    1,426.7   10,047.0
      Weighted-average interest rate:
          At year-end....................       5.6%       5.6%       5.6%
          Paid during year...............       5.2        5.0        5.2
                                           --------   --------  ---------

   Outstanding balances at December 31, 2001, 2000 and 1999 included commercial paper obligations of foreign subsidiaries of $374.7 million, $360.9 million and $359.4 million, respectively, and bank and other borrowings of $713.6 million, $722.3 million and $903.1 million, respectively.

   Interest expense for commercial paper, bank and other borrowings totaled $463.2 million, $737.7 million and $522.5 million for 2001, 2000 and 1999, respectively.

   We maintain various bank credit agreements primarily to support commercial paper borrowings. At December 31, 2001 and 2000, we had committed back-up lines and other bank lines of $13.6 billion and $13.0 billion, respectively, of which $12.8 billion and $12.3 billion, respectively, were unused. Formal credit lines are reviewed annually and expire at various dates from 2002 to 2006. Borrowings under these lines generally are available at a surcharge over LIBOR. None of these lines contain material adverse change clauses which could restrict availability. Annual commitment fee requirements to support availability of these lines at December 31, 2001 totaled $10.7 million.

10. Senior and Senior Subordinated Debt (With Original Maturities Over One Year)

                                                                 At December 31,
                                                              ----------------------
                                                                 2001        2000
                                                              ---------   ---------
                                                              (All dollar amounts are
                                                               stated in millions)
Senior Debt
Zero-coupon convertible debt securities; due 2021............ $ 1,004.2          --
3.50% to 4.99%; due 2002 to 2009.............................   1,679.4   $    11.5
5.00% to 6.49%; due 2002 to 2013.............................  13,223.6    10,169.2
6.50% to 6.99%; due 2002 to 2013.............................   8,368.1     4,203.6
7.00% to 7.49%; due 2002 to 2023.............................   4,679.5     4,959.3
7.50% to 7.99%; due 2002 to 2019.............................   4,695.3     4,173.5
8.00% to 8.99%; due 2002 to 2010.............................   3,711.9     3,892.5
9.00% and greater; due 2001..................................        --       253.3
Variable interest rate debt; 1.89% to 3.53%; due 2002 to 2034  19,383.1    17,244.2
Senior Subordinated Debt
6.50% to 8.45%; due 2002 to 2003.............................     179.1       259.7
Unamortized discount.........................................    (100.6)     (113.8)
                                                              ---------   ---------
Total senior and senior subordinated debt.................... $56,823.6   $45,053.0
                                                              =========   =========

   Senior and senior subordinated debt included $1.5 billion of debt secured by $1.7 billion of real estate secured receivables at December 31, 2001. At December 31, 2000, senior and senior subordinated debt included $.4 billion of debt secured by $.4 billion of real estate secured receivables.

   At December 31, 2001, senior and senior subordinated debt also included carrying value adjustments totaling $391.1 million relating to derivative financial instruments and a foreign currency translation adjustment of $(356.6) million relating to our foreign denominated debt.

   Weighted-average interest rates were 5.1 and 6.9 percent at December 31, 2001 and 2000, respectively. Interest expense for senior and senior subordinated debt was $3,212.0 million, $2,707.2 million and $2,085.7 million for 2001, 2000 and 1999, respectively. The most restrictive financial covenant contained in the terms of our debt agreements are the maintenance of a minimum shareholders' equity of $2.0 billion for Household International, Inc., and the maintenance of a minimum shareholder's equity of $3.6 billion for Household Finance Corporation ("HFC"), a wholly owned subsidiary of Household. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 11.

   In August 2001, the parent company issued zero-coupon convertible debt securities. The convertible debt securities are due 2021, have a 1 percent yield to maturity and have a principal amount at maturity of approximately $1.2 billion. We must pay contingent interest on the securities beginning in 2006 if our common stock price reaches certain levels. The possibility of contingent interest payments becoming payable does not begin until August 2006, and then only if our stock price reaches approximately $114.50 per share. The price level our common stock must reach for contingent interest to be paid will increase every year thereafter based on the accreted value of each debenture. The holders of the securities have the right to require us to repurchase the securities on various dates beginning in August 2002 and ending in August 2016 or if certain "fundamental changes" as described in the prospectus supplement occur. "Fundamental changes" include, among other things, an exchange offer, liquidation, merger and recapitalization. The holders of the securities may convert each $1,000 of securities, subject to adjustment, into 9.022 shares of Household common stock if our stock price reaches $99.87 for 20 trading days in a consecutive 30 trading day period. We may redeem the securities, in whole or in part, at any time after August 1, 2006.

   Maturities of senior and senior subordinated debt were:

                                   At December 31, 2001
                                   --------------------
                                      (In millions)
                        2002......      $10,492.5
                        2003......        9,980.0
                        2004......        5,800.9
                        2005......        5,970.0
                        2006......        6,652.0
                        Thereafter       17,928.2
                                        ---------
                        Total.....      $56,823.6
                                        =========

11. Derivative Financial Instruments and Concentrations of Credit Risk

   In the normal course of business and in connection with our asset/liability management program, we enter into various transactions involving derivative financial instruments. These instruments primarily are used to manage our exposure to fluctuations in interest rates and currency exchange rates. We do not serve as a financial intermediary to make markets in any derivative financial instruments. We have a comprehensive program to address potential financial risks such as liquidity, interest rate, currency and credit risk. The Finance Committee of the Board of Directors sets acceptable limits for each of these risks annually and reviews the limits semiannually. For further information on our strategies for managing interest rate and foreign exchange rate risk, see the "Risk Management" section within our Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Objectives for Holding Derivative Financial Instruments We generally fund our assets with liabilities that have similar interest rate features. Over time, however, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts result in different funding strategies and produce different interest rate risk exposures. We maintain an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We manage our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We manage our exposure to currency risk primarily through the use of currency swaps. We do not speculate on interest rate or foreign currency market exposure and we do not use exotic or leveraged derivative financial instruments.

   Interest rate swaps are contractual agreements between two counterparties for the exchange of periodic interest payments generally based on a notional principal amount and agreed-upon fixed or floating rates. The majority of our interest rate swaps are used to manage our exposure to changes in interest rates by converting floating rate assets or debt to fixed rate or by converting fixed rate assets or debt to floating rate. We have also entered into currency swaps to convert both principal and interest payments on debt issued from one currency to the appropriate functional currency.

   Forwards and futures are agreements between two parties, committing one to sell and the other to buy a specific quantity of an instrument on some future date. The parties agree to buy or sell at a specified price in the future, and their profit or loss is determined by the difference between the arranged price and the level of the spot price when the contract is settled. We have both interest rate and foreign exchange rate forward contracts and interest rate futures contracts. We use foreign exchange rate forward contracts to reduce our exposure to foreign currency exchange risk. Interest rate forward and futures contracts are used to hedge resets of interest rates on our floating rate assets and liabilities. Cash requirements for forward contracts include the receipt or payment of cash upon the sale or purchase of the instrument.

   Purchased options grant the purchaser the right, but not the obligation, to either purchase or sell a financial instrument at a specified price within a specified period. The seller of the option has written a contract which creates an obligation to either sell or purchase the financial instrument at the agreed-upon price if, and when, the purchaser exercises the option. We use caps to limit the risk associated with an increase in rates and floors to limit the risk associated with a decrease in rates.

   Market and Credit Risk By utilizing derivative financial instruments, we are exposed to varying degrees of credit and market risk.

   Market risk is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. We mitigate this risk by establishing limits for positions and other controls.

   Credit risk is the possibility that a loss may occur because the counterparty to a transaction fails to perform according to the terms of the contract. We control the credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits and ongoing monitoring procedures. Our exposure to credit risk for futures is limited as these contracts are traded on organized exchanges. Each day, changes in futures contract values are settled in cash. In contrast, swap agreements and forward contracts have credit risk relating to the performance of the counterparty. Additionally, certain swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. We have never suffered a loss due to counterparty failure.

   Fair Value and Cash Flow Hedges To manage our exposure to changes in interest rates, we enter into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under FAS No. 133. The critical terms of interest rate swaps are designed to match those of the hedged items, enabling the application of the shortcut method of accounting as defined by FAS No. 133 for 92 percent of the notional amounts of such interest rate swaps. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings during the current period as a component of other income. Although the critical terms of currency swaps are designed to match those of the hedged items, FAS No. 133 does not allow shortcut method accounting for this type of hedge. Therefore, there may be minimal ineffectiveness which is reported in current period earnings.

   Fair value hedges include interest rate swaps which convert our fixed rate debt or assets to variable rate debt or assets and currency swaps which convert debt issued from one currency into pay variable debt of the appropriate functional currency. Hedge ineffectiveness associated with fair value hedges was a gain of $.1 million, net of tax, in 2001 and was recorded as other income. During 2001, all of our fair value hedges were associated with debt. At December 31, 2001, we had recorded fair value adjustments for open fair value hedges which decreased the carrying value of our debt by $85.7 million.

   Cash flow hedges include interest rate swaps which convert our variable rate debt or assets to fixed rate debt or assets and currency swaps which convert debt issued from one currency into pay fixed debt of the appropriate functional currency. At December 31, 2001, we had $699.1 million of losses on derivative instruments designated as cash flow hedges, net of taxes, in accumulated other comprehensive income. We expect $392 million of currently unrealized net losses, after taxes, will be reclassified to earnings within one year, however, these unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no net economic impact to our earnings. Hedge ineffectiveness associated with cash flow hedges reported in 2001 in the other income line was immaterial.

   At December 31, 2001, $97.2 million of derivative instruments, at fair value, were recorded in other assets and $1,615.4 million in other liabilities.

   Deferred gains resulting from termination of derivatives were $551.7 million and $44.1 million and deferred losses from termination of derivatives were $72.1 million and $63.0 million at December 31, 2001 and 2000, respectively. Amortization of net deferred gains totaled $43.6 million in 2001 and $14.8 million in 2000. The weighted-average amortization period associated with the deferred gains was 6.2 years and 2.9 years at December 31, 2001 and 2000, respectively. The weighted-average amortization period for the deferred losses was 5.3 years and 5.8 years at December 31, 2001 and 2000, respectively. At December 31, 2001, net deferred gains and losses increased the carrying value of our deposits and senior and senior subordinated debt by $24.7 million and $476.8 million, respectively, and decreased accumulated other comprehensive income by $21.9 million.

   Hedges of Net Investments in Foreign Operations We use forward-exchange contracts to hedge our net investments in foreign operations. The purpose of these hedges is to protect against adverse movements in exchange rates. For the year ended December 31, 2001, $8.9 million of net gains, net of tax, related to these derivatives were included in accumulated other comprehensive income.

   Non-Qualifying Hedging Activities We use forward rate agreements, interest rate caps, exchange traded futures, and some interest rate swaps which were not designated as hedges under FAS No. 133. These financial instruments are economic hedges that are not linked to specific assets and liabilities that appear on our balance sheet and do not qualify for hedge accounting. The primary purpose of these derivatives is to minimize our exposure to changes in interest rates. During 2001, we recognized $.2 million, net of tax, in net fair value losses on derivatives which were not designated as hedges. These losses were reported as other income.

   Derivative Financial Instruments The following table summarizes derivative financial instrument activity in 2001, 2000 and 1999:

                                           Exchange Traded
                             ------------------------------------------
                                  Interest Rate
                                Futures Contracts          Options
                             ----------------------  ------------------
                              Purchased     Sold     Purchased  Written
                             ----------  ----------  ---------  -------

1999
Notional amount, 1998....... $     70.0          --  $   544.0       --
New contracts...............    5,743.0  $ (4,725.0)   1,158.0  $ (50.0)
Matured or expired contracts   (1,013.0)       25.0     (949.0)      --
Terminated contracts........         --          --         --       --
In-substance maturities (1).   (4,700.0)    4,700.0      (50.0)    50.0
                             ----------  ----------  ---------  -------
Notional amount, 1999....... $    100.0  $       --  $   703.0  $    --
                             ==========  ==========  =========  =======
Fair value, 1999 (2)........ $      (.1) $       --  $      --  $    --
                             ----------  ----------  ---------  -------
2000
Notional amount, 1999....... $    100.0          --  $   703.0       --
New contracts...............   21,715.0  $(20,321.0)   1,300.0  $(300.0)
Matured or expired contracts   (1,494.0)         --   (1,403.0)      --
Terminated contracts........         --          --     (600.0)   300.0
In-substance maturities (1).  (20,321.0)   20,321.0         --       --
                             ----------  ----------  ---------  -------
Notional amount, 2000....... $       --  $       --  $      --  $    --
                             ==========  ==========  =========  =======
Fair value, 2000 (2)........ $       --  $       --  $      --  $    --
                             ----------  ----------  ---------  -------
2001
Notional amount, 2000.......         --          --         --       --
New contracts............... $ 36,675.0  $(22,706.0) $ 4,750.0       --
Matured or expired contracts  (21,850.0)      300.0         --       --
Terminated contracts........         --          --   (2,750.0)      --
In-substance maturities (1).  (13,406.0)   13,406.0         --       --
                             ----------  ----------  ---------  -------
Notional amount, 2001....... $  1,419.0  $ (9,000.0) $ 2,000.0  $    --
                             ==========  ==========  =========  =======
Fair value, 2001 (2):
   Fair value hedges........         --          --         --       --
   Cash flow hedges.........         --          --         --       --
   Non-hedging derivatives.. $       .4  $     (3.4) $      .4       --
                             ----------  ----------  ---------  -------
   Total.................... $       .4  $     (3.4) $      .4  $    --
                             ==========  ==========  =========  =======

                                                          Non-Exchange Traded
                             -----------------------------------------------------------------------------
                                                       Foreign Exchange        Interest Rate
                              Interest                  Rate Contracts       Forward Contracts      Caps
                                Rate      Currency  ---------------------  --------------------     and
                               Swaps       Swaps    Purchased     Sold     Purchased     Sold      Floors
                             ----------  ---------  ---------  ----------  ---------  ---------  ---------

1999
Notional amount, 1998....... $ 13,715.6  $ 4,406.3  $     9.8  $ (1,249.9) $ 2,261.9  $   (87.0) $ 3,037.8
New contracts...............   18,734.2    2,070.2    2,089.9    (1,479.3)   6,946.7   (1,242.0)   2,089.4
Matured or expired contracts   (2,894.5)    (723.8)    (116.6)      171.5   (5,759.4)     666.4     (442.1)
Terminated contracts........   (1,796.4)     (80.0)     (18.8)       13.8     (207.7)     593.4   (1,231.1)
In-substance maturities (1).         --         --   (1,846.2)    1,846.2         --         --         --
                             ----------  ---------  ---------  ----------  ---------  ---------  ---------
Notional amount, 1999....... $ 27,758.9  $ 5,672.7  $   118.1  $   (697.7) $ 3,241.5  $   (69.2) $ 3,454.0
                             ==========  =========  =========  ==========  =========  =========  =========
Fair value, 1999 (2)........ $   (125.3) $  (319.2) $      .5  $      4.9  $     6.4  $      --  $     4.8
                             ----------  ---------  ---------  ----------  ---------  ---------  ---------
2000
Notional amount, 1999....... $ 27,758.9  $ 5,672.7  $   118.1  $   (697.7) $ 3,241.5  $   (69.2) $ 3,454.0
New contracts...............   15,451.0    3,047.4    1,828.9    (1,798.3)   4,158.3     (163.1)   2,550.6
Matured or expired contracts  (13,733.0)    (767.2)     (85.6)      398.6   (6,818.5)     232.3   (3,019.7)
Terminated contracts........   (3,768.6)    (655.0)        --          --     (133.4)        --     (309.4)
In-substance maturities (1).         --         --   (1,852.3)    1,852.3         --         --         --
                             ----------  ---------  ---------  ----------  ---------  ---------  ---------
Notional amount, 2000....... $ 25,708.3  $ 7,297.9  $     9.1  $   (245.1) $   447.9  $      --  $ 2,675.5
                             ==========  =========  =========  ==========  =========  =========  =========
Fair value, 2000 (2)........ $    258.8  $  (532.9) $      .3  $     (2.8) $     (.3) $      --  $    (2.7)
                             ----------  ---------  ---------  ----------  ---------  ---------  ---------
2001
Notional amount, 2000....... $ 25,708.3  $ 7,297.9  $     9.1  $   (245.1) $   447.9         --  $ 2,675.5
New contracts...............   22,259.0    2,481.6    9,347.4   (10,325.0)   2,074.5         --    3,481.8
Matured or expired contracts   (7,651.3)    (919.5)     (51.3)      172.5   (1,991.4)        --   (2,297.7)
Terminated contracts........   (9,832.7)    (165.6)        --          --      (31.4)        --     (847.0)
In-substance maturities (1).         --         --   (9,196.1)    9,196.1         --         --         --
                             ----------  ---------  ---------  ----------  ---------  ---------  ---------
Notional amount, 2001....... $ 30,483.3  $ 8,694.4  $   109.1  $ (1,201.5) $   499.6  $      --  $ 3,012.6
                             ==========  =========  =========  ==========  =========  =========  =========
Fair value, 2001 (2):
   Fair value hedges........ $   (152.9) $    67.2         --          --         --         --         --
   Cash flow hedges.........     (348.1)  (1,084.6) $     2.5  $      1.7         --         --         --
   Non-hedging derivatives..        3.4         --         --        (3.0) $    (1.6)        --  $     (.2)
                             ----------  ---------  ---------  ----------  ---------  ---------  ---------
   Total.................... $   (497.6) $(1,017.4) $     2.5  $     (1.3) $    (1.6) $      --  $     (.2)
                             ==========  =========  =========  ==========  =========  =========  =========

--------
(1) Represent contracts terminated as the market execution technique of closing the transaction either (a) just prior to maturity to avoid delivery of the underlying instrument or (b) at the maturity of the underlying items being hedged.

(2) (Bracketed) unbracketed amounts represent amounts to be (paid) received by us had these positions been closed out at the respective balance sheet date. Bracketed amounts do not necessarily represent risk of loss as the fair value of the derivative financial instrument and the items being hedged must be evaluated together. See Note 15, "Fair Value of Financial Instruments," for further discussion of the relationship between the fair value of our assets and liabilities.

   We operate in three functional currencies, the U.S. dollar, the British pound and the Canadian dollar. The U.S. dollar is the functional currency for exchange-traded interest rate futures contracts and options. Non-exchange traded instruments are restated in U.S. dollars by country as follows:

                                  Foreign Exchange Rate   Interest Rate
               Interest                Contracts        Forward Contracts Other Risk
                 Rate    Currency -------------------   ----------------  Management
                Swaps     Swaps   Purchased     Sold    Purchased  Sold   Instruments
               --------- -------- ---------  ---------  --------- ------  -----------
                                           (In millions)
1999
United States. $25,916.7 $4,258.2  $113.0    $  (697.7)       --      --   $2,701.5
Canada........     374.1    223.0     5.1           --  $  245.5  $(67.6)        --
United Kingdom   1,468.1  1,191.5      --           --   2,996.0    (1.6)     752.5
               --------- --------  ------    ---------  --------  ------   --------
               $27,758.9 $5,672.7  $118.1    $  (697.7) $3,241.5  $(69.2)  $3,454.0
               ========= ========  ======    =========  ========  ======   ========
2000
United States. $23,734.5 $5,751.6  $  6.7    $  (245.1)       --      --   $2,352.9
Canada........     274.8    121.0     2.4           --  $  313.5      --         --
United Kingdom   1,699.0  1,425.3      --           --     134.4      --      322.6
               --------- --------  ------    ---------  --------  ------   --------
               $25,708.3 $7,297.9  $  9.1    $  (245.1) $  447.9      --   $2,675.5
               ========= ========  ======    =========  ========  ======   ========
2001
United States. $28,405.2 $7,259.8  $109.1    $(1,199.5)       --      --   $2,989.9
Canada........     287.5       --      --         (2.0) $  499.6      --         --
United Kingdom   1,790.6  1,434.6      --           --        --      --       22.7
               --------- --------  ------    ---------  --------  ------   --------
               $30,483.3 $8,694.4  $109.1    $(1,201.5) $  499.6      --   $3,012.6
               ========= ========  ======    =========  ========  ======   ========

   The table below reflects the items hedged using derivative financial instruments which qualify for hedge accounting at December 31, 2001. The critical terms of the interest rate swap have been designed to match those of the related asset or liability.

                                                                                 Foreign
                                                           Interest  Currency    Exchange
                                                          Rate Swaps  Swaps   Rate Contracts   Total
                                                          ---------- -------- -------------- ---------
                                                                          (In millions)
Investment securities.................................... $    16.8        --         --     $    16.8
Commercial paper, bank and other borrowings..............     618.2        --         --         618.2
Senior and senior subordinated debt......................  29,848.3  $8,694.4         --      38,542.7
Investment in foreign operations.........................        --        --    $(605.9)       (605.9)
                                                          ---------  --------    -------     ---------
Total items hedged using derivative financial instruments $30,483.3  $8,694.4    $(605.9)    $38,571.8
                                                          =========  ========    =======     =========

   The following table summarizes the maturities and related weighted-average receive/pay rates of interest rate swaps outstanding at December 31, 2001:

                                             2002      2003     2004     2005     2006     2007    Thereafter   Total
                                          ---------  --------  ------  --------  ------  --------  ---------- ---------
                                                           (All dollar amounts are stated in millions)
Pay a fixed rate/receive a floating rate:
   Notional value........................ $ 9,955.7  $8,228.7  $763.1  $1,040.2      --        --         --  $19,987.7
   Weighted-average receive rate.........      2.18%     2.44%   2.91%     3.62%     --        --         --       2.39%
   Weighted-average pay rate.............      5.47      4.99    5.20      6.02      --        --         --       5.29
Pay a floating rate/receive a fixed rate:
   Notional value........................ $    95.7        --  $ 10.2  $  247.5  $140.5  $1,479.2   $8,522.5  $10,495.6
   Weighted-average receive rate.........      6.69%       --    4.96%     5.91%   5.88%     7.45%      6.67%      6.75%
   Weighted-average pay rate.............      2.09        --    2.04      2.60    2.18      3.92       3.32       3.36
                                          ---------  --------  ------  --------  ------  --------   --------  ---------
Total notional value..................... $10,051.4  $8,228.7  $773.3  $1,287.7  $140.5  $1,479.2   $8,522.5  $30,483.3
                                          =========  ========  ======  ========  ======  ========   ========  =========
Total weighted-average rates on swaps:
   Receive rate..........................      2.23%     2.44%   2.93%     4.06%   5.88%     7.45%      6.67%      3.89%
   Pay rate..............................      5.44      4.99    5.15      5.37    2.18      3.92       3.32       4.63

   The floating rates that we pay or receive are based on spot rates from independent market sources for the index contained in each interest rate swap contract, which generally are based on either 1-, 3- or 6-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates also impact the interest rate on the underlying assets or liabilities. We use derivative financial instruments to hedge the interest rate inherent in balance sheet assets and liabilities, which manages the volatility of net interest margin resulting from changes in interest rates on the underlying hedged items. Had we not utilized these instruments, owned net interest margin would have increased by 13 basis points in 2001, decreased by 5 basis points in 2000 and increased by 1 basis point in 1999.

   Concentrations of Credit Risk A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions.

   Because we primarily lend to consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total managed receivables at December 31, 2001 and 2000. We lend nationwide, with the following geographic areas comprising more than 10 percent of total managed domestic receivables at December 31, 2001: California--15 percent; Southwest (AZ, AR, LA, NM, OK,
TX)--11 percent; Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)--22 percent; Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)--14 percent; Northeast (CT, ME, MA, NH, NY, RI, VT)--11 percent; and Southeast (AL, FL, GA, KY, MS, NC, SC, TN)--18 percent.

12. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

   The following table summarizes our company obligated mandatorily redeemable preferred securities of subsidiary trusts ("Preferred Securities") and the related Junior Subordinated Notes:

                                Household         Household        Household        Household        Household
                                 Capital           Capital          Capital          Capital          Capital
                                Trust VII          Trust VI         Trust V          Trust IV         Trust I
                               ("HCT VII")        ("HCT VI")       ("HCT V")        ("HCT IV")       ("HCT I")
                            -----------------  ----------------  -------------  -----------------  -------------
                                                 (All dollar amounts are stated in millions)
Preferred Securities:
    Interest rate..........              7.50%             8.25%         10.00%              7.25%          8.25%
    Face value.............              $200              $200           $300               $200            $75
    Issue date.............     November 2001      January 2001      June 2000         March 1998      June 1995
Junior Subordinated
 Notes:
    Principal balance......            $206.2            $206.2         $309.3             $206.2          $77.3
    Redeemable by issuer...  November 8, 2006  January 30, 2006   June 8, 2005     March 19, 2003  June 30, 2000
    Stated maturity........ November 15, 2031  January 30, 2031  June 30, 2030  December 31, 2037  June 30, 2025

   The Preferred Securities are classified in our balance sheet as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interests in the trusts) at their face and redemption amount of $975 million at December 31, 2001 and $675 million at December 31, 2000. Household Capital Trust II was redeemed for $100 million in December 2001.

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

13. Preferred Stock

                                                                      At December 31,
                                                                      ---------------
                                                                       2001       2000
                                                                      ------     ------
                                                                       (All dollar
                                                                      amounts are stated
                                                                      in millions)
7.50% Preferred Stock, 12,000,000 depositary shares (1).............. $291.4         --
$4.30 Preferred Stock, 836,585 shares................................   83.6     $ 83.6
$4.50 Preferred Stock, 103,976 shares................................   10.4       10.4
5.00% Preferred Stock, 407,718 shares................................   20.4       20.4
8.25% Preferred Stock, Series 1992-A, 2,000,000 depositary shares (1)   50.0       50.0
                                                                      ------     ------
Total preferred stock................................................ $455.8     $164.4
                                                                      ======     ======

--------
(1) Depositary share represents 1/40 share of preferred stock.

   Dividends on the 7.50 percent preferred stock are cumulative and payable quarterly. We may, at our option, redeem in whole or in part the 7.50 percent preferred stock on any date after September 26, 2006, for $25 per depositary share plus accrued and unpaid dividends. This stock has a liquidation value of $25 per depositary share.

   Dividends on the $4.30 preferred stock are cumulative and payable semiannually. We may, at our option, redeem in whole or in part the $4.30 preferred stock for $100 per share plus accrued and unpaid dividends. This stock has a liquidation value of $100 per share plus accrued and unpaid dividends in the event of an involuntary liquidation or $100 in the event of a voluntary liquidation.

   Dividends on the $4.50 preferred stock are cumulative and payable semiannually. We may, at our option, redeem in whole or in part the $4.50 preferred stock for $103 per share plus accrued and unpaid dividends. This stock has a liquidation value of $100 per share.

   Dividends on the 5.00 percent preferred stock are cumulative and payable semiannually. We may, at our option, redeem in whole or in part the 5.00 percent preferred stock for $50 per share plus accrued and unpaid dividends. This stock has a liquidation value of $50 per share.

   Dividends on the 8.25 percent preferred stock, Series 1992-A, are cumulative and payable quarterly. We may, at our option, redeem in whole or in part the
8.25 percent preferred stock, Series 1992-A, on any date after October 15, 2002, for $25 per depositary share plus accrued and unpaid dividends. This stock has a liquidation value of $25 per depositary share.

   Holders of all issues of preferred stock are entitled to payment before any capital distribution is made to common shareholders. The holders of the $4.30, $4.50 and 5.00 percent preferred stocks will be entitled to vote with the holders of our common stock on all matters. Each issue of preferred stock is also entitled to vote, as a class separate from our common stock, to elect two directors if dividends for a specified period shall be in arrears, until the dividends in arrears are paid in full.

   Household's Board of Directors has adopted a resolution creating an Offering Committee of the Board with the power to authorize the issuance and sale of one or more series of preferred stock. The Offering Committee has the authority to determine the particular designations, powers, preferences and relative, participating, optional or other special rights (other than voting rights which shall be fixed by the Board of Directors) and qualifications, limitations or restrictions of such issuance. At December 31, 2001, up to 8.2 million shares of preferred stock were authorized for issuance.

14. Forward Purchase Agreements and Junior Preferred Share Purchase Rights

   At December 31, 2001, we had agreements to purchase, on a forward basis, approximately 6.5 million shares of our common stock at a weighted-average forward price of $59.14 per share. The agreements have terms of up to one year. These agreements may be settled either physically or on a net basis in shares of our common stock, at our option. We account for these agreements in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock". As a result, we initially measure these forward contracts at fair value and report them as permanent equity. Subsequent changes in their fair value are not recognized.

   In 1996, Household issued one preferred share purchase right (a "Right") for each outstanding share of common stock of the company. Under certain conditions, each Right may be exercised to purchase one three-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $100 per one three-thousandth of a share, subject to further adjustment. The Rights may be exercised only after the earlier of: (a) a public announcement that a party or an associated group acquired 15 percent or more of Household's common stock and (b) ten business days (or later date as determined by the Board of Directors of Household) after a party or an associated group initiates or announces its intention to make an offer to acquire 15 percent or more of Household's common stock. The Rights, which cannot vote or receive dividends, expire on July 31, 2006, and may be redeemed by Household at a price of $.0033 per Right at any time prior to expiration or acquisition of 15 percent of Household's common stock.

15. Fair Value of Financial Instruments

   We have estimated the fair value of our financial instruments in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("FAS No. 107"). Fair value estimates, methods and assumptions set forth below for our financial instruments are made solely to comply with the requirements of FAS No. 107 and should be read in conjunction with the financial statements and notes in this Annual Report.

   A significant portion of our financial instruments do not have a quoted market price. For these items, fair values were estimated by discounting estimated future cash flows at estimated current market discount rates. Assumptions used to estimate future cash flows are consistent with management's assessments regarding ultimate collectibility of assets and related interest and with estimates of product lives and repricing characteristics used in our asset/liability management process. All assumptions are based on historical experience adjusted for future expectations. Assumptions used to determine fair values for financial instruments for which no active market exists are inherently judgmental and changes in these assumptions could significantly affect fair value calculations.

   As required under generally accepted accounting principles, a number of other assets recorded on the balance sheets (such as acquired credit card relationships) and other intangible assets not recorded on the balance sheets (such as the value of consumer lending relationships for originated receivables and the franchise values of our business units) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. We believe there is substantial value associated with these assets based on current market conditions and historical experience. Accordingly, the estimated fair value of financial instruments, as disclosed, does not fully represent our entire value, nor the changes in our entire value.

   The following is a summary of the carrying value and estimated fair value of our financial instruments:

                                                               At December 31,
                                    --------------------------------------------------------------------
                                                   2001                               2000
                                    ---------------------------------  ---------------------------------
                                     Carrying   Estimated               Carrying   Estimated
                                      Value     Fair Value  Difference   Value     Fair Value  Difference
                                    ----------  ----------  ---------- ----------  ----------  ----------
                                                                (In millions)
Assets:
Cash............................... $    543.6  $    543.6         --  $    490.2  $    490.2        --
Investment securities..............    3,580.5     3,580.5         --     3,259.0     3,259.0        --
Receivables........................   79,263.5    81,219.0  $ 1,955.5    67,161.7    67,672.4   $ 510.7
                                    ----------  ----------  ---------  ----------  ----------   -------
Total..............................   83,387.6    85,343.1    1,955.5    70,910.9    71,421.6     510.7
                                    ----------  ----------  ---------  ----------  ----------   -------
Liabilities:
Deposits...........................   (6,562.3)   (6,838.9)    (276.6)   (8,676.9)   (8,691.9)    (15.0)
Commercial paper, bank and other
  borrowings.......................  (12,024.3)  (12,024.3)        --   (10,787.9)  (10,787.9)       --
Senior and senior subordinated debt  (56,823.6)  (58,326.9)  (1,503.3)  (45,053.0)  (44,637.8)    415.2
Insurance reserves.................   (1,094.5)   (1,345.9)    (251.4)   (1,106.6)   (1,336.8)   (230.2)
                                    ----------  ----------  ---------  ----------  ----------   -------
Total..............................  (76,504.7)  (78,536.0)  (2,031.3)  (65,624.4)  (65,454.4)    170.0
                                    ----------  ----------  ---------  ----------  ----------   -------
Other:
Derivative financial instruments...   (1,518.2)   (1,518.2)        --        80.1      (279.6)   (359.7)
Commitments to extend credit and
  guarantees.......................         --        51.6       51.6          --        48.9      48.9
                                    ----------  ----------  ---------  ----------  ----------   -------
Total..............................   (1,518.2)   (1,466.6)      51.6        80.1      (230.7)   (310.8)
                                    ----------  ----------  ---------  ----------  ----------   -------
Total.............................. $  5,364.7  $  5,340.5  $   (24.2) $  5,366.6  $  5,736.5   $ 369.9
                                    ==========  ==========  =========  ==========  ==========   =======

   Cash: Carrying value approximates fair value due to cash's liquid nature.

   Investment securities: Investment securities are classified as available-for-sale and are carried at fair value on the balance sheets. Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

   Receivables: The fair value of adjustable rate receivables approximates carrying value because interest rates on these receivables adjust with changing market interest rates. The fair value of fixed rate consumer receivables was estimated by discounting future expected cash flows at interest rates which approximate the rates that would achieve a similar return on assets with comparable risk characteristics.

   Receivables also includes our interest-only strip receivables. The interest-only strip receivables are carried at fair value on our balance sheets. Fair value is based on an estimate of the present value of future cash flows associated with securitizations of certain real estate secured, auto finance, MasterCard and Visa, private label and personal non-credit card receivables.

   Deposits: The fair value of our savings and demand accounts equaled the carrying amount as stipulated in FAS No. 107. The fair value of gross fixed rate time certificates was estimated by discounting future expected cash flows at interest rates that we offer on such products at the respective valuation dates.

   Commercial paper, bank and other borrowings: The fair value of these instruments approximates existing carrying value because interest rates on these instruments adjust with changes in market interest rates due to their short-term maturity or repricing characteristics.

   Senior and senior subordinated debt: The estimated fair value of our gross fixed rate debt instruments was determined using either quoted market prices or by discounting future expected cash flows at interest rates offered for similar types of debt instruments. Carrying value is typically used to estimate the fair value of floating rate debt.

   Insurance reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates at December 31, 2001 and 2000. The fair value of other insurance reserves is not required to be determined in accordance with FAS No. 107.

   Derivative financial instruments: As of January 1, 2001, all derivative financial instruments are carried at fair value on the balance sheet. Where practical, quoted market prices were used to determine fair value of these instruments. For non-exchange traded contracts, fair value was determined using accepted and established valuation methods (including input from independent third parties) which consider the terms of the contracts and market expectations on the valuation date for forward interest rates (for interest rate contracts) or forward foreign currency exchange rates (for foreign exchange contracts). We enter into foreign exchange contracts to hedge our exposure to currency risk on foreign denominated debt. We also enter into interest rate contracts to hedge our exposure to interest rate risk on assets and liabilities, including debt. As a result, decreases/increases in the fair value of derivative financial instruments which have been designated as effective hedges are offset by a corresponding increase/decrease in the fair value of the individual asset or liability being hedged. See Note 11, "Derivative Financial Instruments and Concentrations of Credit Risk," for additional discussion of the nature of these items.

   Commitments to extend credit and guarantees: These commitments were valued by considering our relationship with the counterparty, the creditworthiness of the counterparty and the difference between committed and current interest rates.

16. Leases

   We lease certain offices, buildings and equipment for periods of up to 25 years. The leases expire at various dates through 2019 and have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $124.9 million in 2001, $107.6 million in 2000 and $89.4 million in 1999.

   We have a lease obligation on a former office complex which has been subleased through 2010, the end of the lease period. The sublessee has assumed our future rental obligations on this lease.

   Future net minimum lease commitments under noncancelable operating lease arrangements were:

                                             At December 31, 2001
                                           ------------------------
                                           Minimum  Minimum
                                            Rental  Sublease
                                           Payments  Income   Net
                                           -------- -------- ------
                                                (In millions)
             2002.........................  $150.9   $ 21.4  $129.5
             2003.........................   128.6     21.6   107.0
             2004.........................   110.7     22.0    88.7
             2005.........................    92.8     22.3    70.5
             2006.........................    82.6     22.2    60.4
             Thereafter...................   330.0     77.7   252.3
                                            ------   ------  ------
             Net minimum lease commitments  $895.6   $187.2  $708.4
                                            ======   ======  ======

17. Incentive Compensation and Stock Option Plans

   Household's executive compensation plans provide for issuance of nonqualified stock options and restricted stock rights ("RSR's"). Stock options permit the holder to purchase, under certain limitations, Household's common stock at the market value of the stock on the date the option is granted. Employee stock options generally vest equally over four years and expire 10 years from the date of grant. RSR's entitle an employee to receive a stated number of shares of Household's common stock if the employee satisfies the conditions set by the Compensation Committee for the award. A total of 4.3 million and 4.0 million RSR's were outstanding at December 31, 2001 and 2000, respectively. Total compensation cost recognized for RSR's was $45.4 million, $24.4 million and $12.4 million in 2001, 2000 and 1999, respectively. Shares of our common stock reserved for stock plans were 34.9 million at December 31, 2001 and 38.9 million at December 31, 2000.

   Non-employee directors annually receive options to purchase shares of Household's common stock at the stock's fair market value on the day the option is granted. Director options have a term of ten years and one day, fully vest six months from the date granted, and once vested are exercisable at any time during the option term.

   Common stock data for the stock option plans is summarized as follows:

                                         2001                  2000                  1999
                                 --------------------- --------------------- ---------------------
                                             Weighted-             Weighted-             Weighted-
                                              Average               Average               Average
                                             Price per             Price per             Price per
                                   Shares      Share     Shares      Share     Shares      Share
                                 ----------  --------- ----------  --------- ----------  ---------
Outstanding at beginning of year 16,687,142   $31.09   16,068,326   $26.30   21,600,569   $21.14
Granted.........................  3,080,400    57.16    2,812,469    48.80    2,311,500    44.78
Exercised....................... (2,015,723)   17.26   (2,056,064)   12.89   (7,805,549)   17.48
Expired or canceled.............     (1,535)   28.22     (137,589)   36.84      (38,194)   31.45
                                 ----------   ------   ----------   ------   ----------   ------
Outstanding at end of year...... 17,750,284   $37.19   16,687,142   $31.09   16,068,326   $26.30
                                 ==========   ======   ==========   ======   ==========   ======
Exercisable at end of year...... 11,502,384   $29.44   11,134,642   $24.10   11,023,619   $19.64
                                 ==========   ======   ==========   ======   ==========   ======
Weighted-average fair value of
  options granted...............              $18.25                $19.65                $19.65
                                              ======                ======                ======

   The following table summarizes information about stock options outstanding at December 31, 2001:

                           Options Outstanding         Options Exercisable
                     -------------------------------- ---------------------
                                 Weighted-  Weighted-             Weighted-
                                  Average    Average               Average
        Range of       Number    Remaining  Exercise    Number    Exercise
     Exercise Prices Outstanding   Life       Price   Outstanding   Price
     --------------- ----------- ---------- --------- ----------- ---------
      $ 6.65-$10.00.    303,089   .54 years  $ 8.25      303,089   $ 8.25
      $10.01-$20.00.  4,000,974  2.85 years   14.28    4,000,225    14.27
      $20.01-$30.00.    491,185  5.46 years   24.02      489,959    24.01
      $30.01-$40.00.  4,887,188  6.13 years   36.12    4,367,938    36.07
      $40.01-$50.00.  4,957,448  8.28 years   47.33    2,318,673    46.83
      $50.01-$57.16.  3,110,400  9.84 years   57.10       22,500    51.38
                      ---------  ----------  ------    ---------   ------

   Household maintains an Employee Stock Purchase Plan (the "ESPP"). The ESPP provides a means for employees to purchase shares of Household's common stock at 85 percent of the lesser of its market price at the beginning or end of a one-year subscription period.

   We account for options and shares issued under the ESPP in accordance with APB 25, pursuant to which no compensation cost has been recognized. Had compensation cost been determined consistent with FAS No. 123, "Accounting for Stock-Based Compensation," our net income and earnings per share, on a pro forma basis, would have been as follows:

                                                          Year ended December 31,
                                           -----------------------------------------------------
                                                 2001              2000              1999
                                           ----------------- ----------------- -----------------
                                           Diluted   Basic   Diluted   Basic   Diluted   Basic
                                           -------- -------- -------- -------- -------- --------
                                                   (In millions, except per share data)
Earnings available to common shareholders:
   As reported............................ $1,832.1 $1,832.1 $1,621.4 $1,621.4 $1,419.1 $1,419.1
   Pro forma..............................  1,804.2  1,804.2  1,600.4  1,600.4  1,402.6  1,402.6
Earnings per share:
   As reported............................ $   3.91 $   3.97 $   3.40 $   3.44 $   2.95 $   2.98
   Pro forma..............................     3.85     3.91     3.36     3.39     2.91     2.94

   The pro forma compensation expense included in the table above may not be representative of the actual effects on net income for future years.

   The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

                                         2001     2000     1999
                                       -------  -------  -------
               Risk-free interest rate    3.62%    5.74%    5.84%
               Expected dividend yield    1.44     1.49     1.65
               Expected life.......... 5 years  5 years  5 years
               Expected volatility....    34.3%    42.8%    46.9%

   The Black-Scholes model uses different assumptions that can significantly effect the fair value of the options. As a result, the derived fair value estimates cannot be substantiated by comparison to independent markets.

18. Employee Benefit Plans

   Household sponsors several defined benefit pension plans covering substantially all of its U.S. and non-U.S. employees. At December 31, 2001, plan assets included an investment in 1,112,546 shares of Household's common stock with a fair value of $64.5 million.

   Pension income for defined benefit plans, primarily due to the overfunded status of the domestic plan, included the following components:

                                                     Year ended December 31,
                                                     ----------------------
                                                      2001    2000    1999
                                                     ------  ------  ------
                                                          (In millions)
    Service cost - benefits earned during the period $(26.9) $(22.6) $(28.7)
    Interest cost on projected benefit obligation...  (37.4)  (33.2)  (31.0)
    Expected return on assets.......................  101.6    87.9    80.4
    Amortization of transition asset................     .9     1.4     1.2
    Recognized gains (losses).......................     --     (.2)    4.1
                                                     ------  ------  ------
    Pension income.................................. $ 38.2  $ 33.3  $ 26.0
                                                     ======  ======  ======

   The assumptions used in determining the benefit obligation and pension income of the domestic defined benefit plans at December 31 are as follows:

                                                        2001  2000  1999
                                                        ----  ----  ----
       Discount rate...................................  7.5% 8.25%  8.0%
       Salary increase assumption......................  4.0   4.0   4.0
       Expected long-term rate of return on plan assets 10.0  10.0  10.0

   A reconciliation of beginning and ending balances of the projected benefit obligation of the defined benefit pension plans is as follows:

                                                      Year ended
                                                     December 31,
                                                    --------------
                                                     2001    2000
                                                    ------  ------
                                                     (In millions)
            Benefit obligation at beginning of year $555.1  $547.9
            Service cost...........................   26.9    22.6
            Interest cost..........................   37.4    33.2
            Actuarial losses.......................  112.0    14.9
            Foreign currency exchange rate changes.   (3.2)   (4.4)
            Plan amendments........................    9.2      .2
            Benefits paid..........................  (59.6)  (59.3)
                                                    ------  ------
            Benefit obligation at end of year...... $677.8  $555.1
                                                    ======  ======

   A reconciliation of beginning and ending balances of the fair value of plan assets associated with the defined benefit pension plans is as follows:

                                                          Year ended
                                                         December 31,
                                                      ------------------
                                                        2001      2000
                                                      --------  --------
                                                         (In millions)
       Fair value of plan assets at beginning of year $1,058.8  $  926.5
       Actual return on plan assets..................   (136.6)    195.4
       Foreign currency exchange rate changes........     (3.5)     (4.8)
       Employer contributions........................       .7       1.0
       Benefits paid.................................    (59.6)    (59.3)
                                                      --------  --------
       Fair value of plan assets at end of year...... $  859.8  $1,058.8
                                                      ========  ========

   The funded status of defined benefit pension plans was as follows:

                                                      Year ended
                                                     December 31,
                                                    -------------
                                                     2001   2000
                                                    ------ ------
                                                    (In millions)
             Funded status......................... $182.0 $503.7
             Unrecognized net actuarial loss (gain)  257.5  (98.1)
             Unamortized prior service cost........    3.7   (6.1)
                                                    ------ ------
             Prepaid pension cost.................. $443.2 $399.5
                                                    ====== ======

   We also sponsor a non-qualified supplemental retirement plan. This plan, which is unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan based on average earnings, years of service and age at retirement. At December 31, 2001 and 2000, the projected benefit obligation was $41.5 million and $28.6 million, respectively. Pension expense related to the supplemental retirement plan was $10.0 million, $5.1 million and $7.2 million in 2001, 2000 and 1999, respectively.

   We also sponsor various 401(k) savings plans and profit sharing plans for employees meeting certain eligibility requirements. Under these plans, each participant's contribution is matched by the company in Household common stock up to a maximum of 6 percent of the participant's compensation. For 2001, 2000 and 1999, total expense for these plans was $56.7 million, $47.0 million and $39.1 million, respectively.

   We have several plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.

   The net postretirement benefit cost included the following:

                                                               Year ended December 31,
                                                               ----------------------
                                                                2001    2000    1999
                                                               ------  ------  ------
                                                                    (In millions)
Service cost-benefits earned during the period................ $ (3.2) $ (3.4) $ (4.3)
Interest cost on accumulated postretirement benefit obligation  (11.1)  (10.3)   (9.4)
Amortization of transition obligation.........................   (6.6)   (6.7)   (6.3)
Amortization of prior service cost............................    1.7     1.4     1.7
Recognized actuarial gain.....................................    3.1     2.8     1.2
                                                               ------  ------  ------
Net periodic postretirement benefit cost...................... $(16.1) $(16.2) $(17.1)
                                                               ======  ======  ======

   A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

                                                      Year ended
                                                     December 31,
                                                    --------------
                                                     2001    2000
                                                    ------  ------
                                                     (In millions)
            Benefit obligation at beginning of year $161.0  $160.5
            Service cost...........................    3.2     3.4
            Interest cost..........................   11.1    10.3
            Foreign currency exchange rate changes.    (.4)     --
            Actuarial losses (gains)...............   29.4    (9.1)
            Plan amendments........................     --     4.7
            Benefits paid..........................   (7.5)   (8.8)
                                                    ------  ------
            Benefit obligation at end of year...... $196.8  $161.0
                                                    ======  ======

   Our postretirement benefit plans are funded on a pay-as-you-go basis. A reconciliation of the components of the accrued postretirement benefit obligation is as follows:

                                                     At December 31,
                                                     --------------
                                                      2001    2000
                                                     ------  ------
                                                      (In millions)
           Funded status............................ $196.8  $161.0
           Unamortized prior service cost...........   17.2    18.1
           Unrecognized net actuarial gain..........   31.4    72.1
           Unamortized transition obligation........  (75.0)  (80.6)
                                                     ------  ------
           Accrued postretirement benefit obligation $170.4  $170.6
                                                     ======  ======

   The assumptions used in determining the benefit obligation and cost of such plans at December 31 are as follows:

                                              2001 2000  1999
                                              ---- ----  ----
                   Discount rate............. 7.5% 8.25% 8.0%
                   Salary increase assumption 4.0   4.0  4.0

   A 9.8 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 2002. This rate of increase is assumed to decline gradually to 5.35 percent in 2008.

   Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

                                                        One Percent One Percent
                                                         Increase    Decrease
                                                        ----------- -----------
                                                             (In millions)
Effect on total of service and interest cost components    $ .6        $ (.6)
Effect on postretirement benefit obligation............     8.1         (7.6)

19. Income Taxes

   Total income taxes were:

                                                                             Year ended December 31,
                                                                             -----------------------
                                                                               2001    2000    1999
                                                                             -------  ------  ------
                                                                                  (In millions)
Provision for income taxes related to operations............................ $ 970.8  $868.9  $700.6
Income taxes related to adjustments included in common shareholders' equity:
   Unrealized gain (loss) on investments, net...............................   110.6    56.3   (50.1)
   Unrealized losses on cash flow hedging instruments.......................  (391.6)     --      --
   Foreign currency translation adjustments.................................   (10.1)  (22.4)   (5.3)
   Exercise of stock based compensation.....................................   (35.5)  (23.5)  (89.1)
                                                                             -------  ------  ------
Total....................................................................... $ 644.2  $879.3  $556.1
                                                                             =======  ======  ======

   Provisions for income taxes related to operations were:

                                      Year ended December 31,
                                      ----------------------
                                       2001    2000    1999
                                      ------  ------  ------
                                           (In millions)
                   Current
                   United States..... $907.1  $710.8  $633.8
                   Foreign...........   69.8   112.0    67.4
                                      ------  ------  ------
                   Total current.....  976.9   822.8   701.2
                                      ------  ------  ------
                   Deferred
                   United States.....   (3.9)   52.5    (1.4)
                   Foreign...........   (2.2)   (6.4)     .8
                                      ------  ------  ------
                   Total deferred....   (6.1)   46.1     (.6)
                                      ------  ------  ------
                   Total income taxes $970.8  $868.9  $700.6
                                      ======  ======  ======

   The significant components of deferred income tax provisions attributable to income from operations were:

                                                Year ended December 31,
                                                ---------------------
                                                 2001     2000   1999
                                                ------   -----  ------
                                                    (In millions)
         Deferred income tax provision......... $(11.1)  $48.7  $(16.4)
         Adjustment of valuation allowance.....  (11.8)   (8.4)   20.7
         Change in operating loss carryforwards   16.8     5.8    (4.9)
                                                ------   -----  ------
         Deferred income tax provision......... $ (6.1)  $46.1  $   .6
                                                ======   =====  ======

   Income before income taxes were:

                                            Year ended December 31,
                                           --------------------------
                                             2001     2000     1999
                                           -------- -------- --------
                                                 (In millions)
          United States................... $2,540.5 $2,162.8 $1,838.9
          Foreign.........................    277.9    336.7    290.0
                                           -------- -------- --------
          Total income before income taxes $2,818.4 $2,499.5 $2,128.9
                                           ======== ======== ========

   Effective tax rates are analyzed as follows:

                                                        Year ended December 31,
                                                        ----------------------
                                                        2001    2000    1999
                                                        ----    ----    ----
      Statutory federal income tax rate................ 35.0%   35.0%   35.0%
      Increase (decrease) in rate resulting from:
         State and local taxes, net of federal benefit.  2.8     2.7     2.4
         Tax credits................................... (2.7)   (1.5)    (.9)
         Other.........................................  (.7)   (1.4)   (3.6)
                                                         ----    ----    ----
      Effective tax rate............................... 34.4%   34.8%   32.9%
                                                         ====    ====    ====

   Provision for U.S. income taxes had not been made at December 31, 2001 and 2000 on $267.5 million and $300.6 million, respectively, of undistributed earnings of foreign subsidiaries. Determination of the amount of unrecognized deferred tax liability related to investments in foreign subsidiaries is not practicable.

   In addition, provision for U.S. income taxes had not been made at December 31, 2001 on $80.1 million of undistributed earnings of life insurance subsidiaries accumulated as policyholders' surplus under tax laws in effect prior to 1984. If this amount were distributed, the additional income tax payable would be approximately $28 million.

   Our U.S. savings and loan subsidiary has credit loss reserves for tax purposes that arose in years beginning before December 31, 1987 in the amount of $55.3 million. The amount of deferred tax liability on the aforementioned credit loss reserves not recognized totaled $20.5 million at December 31, 2001. Because these amounts would become taxable only in the event of certain circumstances which we do not expect to occur within the foreseeable future, no deferred tax liability has been established for these items.

   At December 31, 2001, we had net operating loss carryforwards for tax purposes of $11.3 million, of which $1.7 million expire in 2004; $2.4 million expire in 2005; $2.1 million expire in 2006; and $5.1 million expire in 2019. We also had foreign tax credit carryforwards of $.5 million which expire in 2004.

   Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                           At December 31,
                                                         ------------------
                                                           2001      2000
                                                         --------  --------
                                                            (In millions)
    Deferred Tax Liabilities
    Receivables sold.................................... $  837.7  $  822.2
    Leveraged lease transactions, net...................    393.9     385.4
    Deferred loan origination costs.....................    103.3      35.7
    Pension plan assets.................................    154.2     142.5
    Fee income..........................................    147.3      78.3
    Other...............................................    214.4     213.9
                                                         --------  --------
    Total deferred tax liabilities...................... $1,850.8  $1,678.0
                                                         --------  --------
    Deferred Tax Assets
    Credit loss reserves................................ $1,208.8  $1,128.3
    Market value adjustments............................    277.4        --
    Other...............................................    522.0     421.0
                                                         --------  --------
    Total deferred tax assets...........................  2,008.2   1,549.3
    Valuation allowance.................................      (.5)    (12.3)
                                                         --------  --------
    Total deferred tax assets net of valuation allowance  2,007.7   1,537.0
                                                         --------  --------
    Net deferred tax asset (liability).................. $  156.9  $ (141.0)
                                                         ========  ========

   The deferred tax asset valuation allowance relates entirely to foreign tax credit carryforwards. Due to the limited carryforward period and limitations under U.S. tax laws with respect to foreign tax credit utilization, management believes it is more likely than not that the deferred tax asset will not be realized. The current period net change in the valuation allowance reflects the current utilization of prior carryforwards. A 100 percent valuation allowance has been established relating to the remaining carryforwards available.

20. Earnings Per Common Share

                                                            Year ended December 31,
                                          ----------------------------------------------------------
                                                 2001                2000                1999
                                          ------------------  ------------------  ------------------
                                           Diluted    Basic    Diluted    Basic    Diluted    Basic
                                          --------  --------  --------  --------  --------  --------
                                                     (In millions, except per share data)
Earnings
Net income............................... $1,847.6  $1,847.6  $1,630.6  $1,630.6  $1,428.3  $1,428.3
Preferred dividends......................    (15.5)    (15.5)     (9.2)     (9.2)     (9.2)     (9.2)
                                          --------  --------  --------  --------  --------  --------
Earnings available to common shareholders $1,832.1  $1,832.1  $1,621.4  $1,621.4  $1,419.1  $1,419.1
                                          ========  ========  ========  ========  ========  ========
Average Shares
Common...................................    462.0     462.0     471.8     471.8     477.0     477.0
Common equivalents.......................      6.1        --       4.4        --       4.8        --
                                          --------  --------  --------  --------  --------  --------
Total....................................    468.1     462.0     476.2     471.8     481.8     477.0
                                          ========  ========  ========  ========  ========  ========
Earnings per common share................ $   3.91  $   3.97  $   3.40  $   3.44  $   2.95  $   2.98
                                          ========  ========  ========  ========  ========  ========

21. Commitments and Contingent Liabilities

   In the ordinary course of business there are various legal proceedings pending against us. Management believes the aggregate liability, if any, resulting from such actions would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change.

   At December 31, 2001, our mortgage services business had commitments with numerous correspondents to purchase up to $1.1 billion of real estate secured receivables at fair market value, subject to availability based on underwriting guidelines specified by our mortgage services business. These commitments have terms of up to one year and can be renewed upon mutual agreement.

   See Note 16 for discussion of lease commitments.

22. Segment Reporting

   We have three reportable segments: Consumer, Credit Card Services, and International. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes, and locations. Our Consumer segment consists of our consumer lending, mortgage services, retail services, and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom ("U.K.") and Canada. The Consumer segment provides real estate secured, automobile secured and personal non-credit card loans. Loans are offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans are originated through branch locations, correspondents, mortgage brokers, direct mail, telemarketing, independent merchants or automobile dealers. The Credit Card Services segment offers MasterCard and Visa credit cards throughout the United States primarily via strategic affinity and co-branding relationships, direct mail, and our branch network to subprime customers. The International segment offers secured and unsecured lines of credit and secured and unsecured closed-end loans primarily in the United Kingdom and Canada. In addition, the United Kingdom operation offers MasterCard and Visa credit cards and credit insurance in connection with all loan products. We also cross sell our credit cards to existing real estate secured, private label and tax services customers. All segments offer products and service customers through the Internet. The All Other caption includes our insurance and tax services and commercial businesses, as well as our corporate and treasury activities, each of which falls below the quantitative threshold tests under Statement of Financial Accounting Standards No. 131 for determining reportable segments.

   The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. We evaluate performance and allocate resources based on income from operations after income taxes and returns on equity and managed assets.

   We allocate resources and provide information to management for decision making on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to our reported financial information in our consolidated financial statements. This adjustment reclassifies net interest margin, fee income and loss provision into securitization revenue. Certain segment information previously presented on an owned basis has been restated to a managed basis.

REPORTABLE SEGMENTS--MANAGED BASIS

                                                                                                 Adjustments/   Managed Basis
                                                 Credit Card                  All                Reconciling    Consolidated
Managed Basis                          Consumer   Services   International   Other      Totals      Items          Totals
-------------                          --------- ----------- ------------- ---------  ---------- ------------   -------------
                                                                                          (In millions)
For the year ended December 31, 2001:
Net interest margin................... $ 5,829.0  $ 1,496.8    $  592.5    $   (37.0) $  7,881.3         --      $  7,881.3
Fee income............................     368.5    1,106.5        60.5          6.7     1,542.2         --         1,542.2
Other revenues (1)....................     357.5       99.4       209.5        553.6     1,220.0  $  (234.3)(2)       985.7
Intersegment revenues.................     190.4       38.2         8.4         (2.7)      234.3     (234.3)(2)          --
Provision for credit losses...........   2,550.3    1,167.3       226.9         72.2     4,016.7        1.7(3)      4,018.4
Depreciation and amortization.........      64.5      117.2        23.7        109.3       314.7         --           314.7
Income tax expense (benefit)..........     840.5      188.3        65.2        (36.8)    1,057.2      (86.5)(4)       970.7
Segment net income (loss).............   1,327.7      291.7       204.1        173.7     1,997.2     (149.6)        1,847.6
Receivables...........................  75,640.8   17,178.5     7,157.5        845.9   100,822.7         --       100,822.7
Total segment assets..................  78,698.8   18,370.2     8,375.2     14,116.7   119,560.9   (9,702.0)(5)   109,858.9
Expenditures for long-lived assets (7)      17.0        4.5        27.8        125.9       175.2         --           175.2
                                       ---------  ---------    --------    ---------  ----------  ---------      ----------
For the year ended December 31, 2000:
Net interest margin................... $ 4,851.6  $ 1,179.1    $  594.1    $  (178.5) $  6,446.3         --      $  6,446.3
Fee income............................     348.6      972.3        61.0          5.6     1,387.5         --         1,387.5
Other revenues (1)....................     401.7      114.3       244.6        414.7     1,175.3  $  (229.9)(2)       945.4
Intersegment revenues.................     192.0       32.7         5.2           --       229.9     (229.9)(2)          --
Provision for credit losses...........   1,978.4    1,066.2       233.6        (27.4)    3,250.8        1.6(3)      3,252.4
Depreciation and amortization.........      78.4      129.9        20.2         79.6       308.1         --           308.1
Income tax expense (benefit)..........     796.5      101.8        98.6        (43.1)      953.8      (84.8)(4)       869.0
Segment net income (loss).............   1,271.3      144.6       230.1        131.3     1,777.3     (146.7)        1,630.6
Receivables...........................  63,067.0   15,997.3     7,847.0        696.1    87,607.4         --        87,607.4
Total segment assets..................  65,822.3   17,316.8     9,017.5     14,164.3   106,320.9   (9,762.2)(5)    96,558.7
Expenditures for long-lived assets (7)      29.1      283.1        37.7        100.5       450.4         --           450.4
                                       ---------  ---------    --------    ---------  ----------  ---------      ----------
For the year ended December 31, 1999:
Net interest margin................... $ 4,043.3  $   991.3    $  614.0    $  (138.5) $  5,510.1         --      $  5,510.1
Fee income............................     350.6      720.3        54.1          3.3     1,128.3         --         1,128.3
Other revenues (1)....................     207.4       63.8       184.0        474.5       929.7  $  (144.6)(2)       785.1
Intersegment revenues.................     124.0       17.2         3.4           --       144.6     (144.6)(2)          --
Provision for credit losses...........   1,598.6      912.4       247.7          (.4)    2,758.3       23.5(3)      2,781.8
Depreciation and amortization.........      80.8      114.4        17.5         67.7       280.4         --           280.4
Income tax expense (benefit)..........     625.6       66.5        59.4         10.6       762.1      (61.5)(4)       700.6
Segment net income (loss).............     991.5       94.7       218.7        230.0     1,534.9     (106.6)        1,428.3
Receivables...........................  49,399.0   13,854.8     7,618.8        855.7    71,728.3         --        71,728.3
Total segment assets..................  51,840.1   15,192.1     8,846.0     14,000.7    89,878.9   (9,988.2)(5)    79,890.7
Expenditures for long-lived assets (7)      78.9        5.8        45.6         64.4       194.7         --           194.7
                                       ---------  ---------    --------    ---------  ----------  ---------      ----------

                                                        Owned Basis
                                       Securitization   Consolidated
Managed Basis                           Adjustments        Totals
-------------                          --------------   ------------

For the year ended December 31, 2001:
Net interest margin...................   $ (2,093.8)(6)  $ 5,787.5
Fee income............................       (638.9)(6)      903.3
Other revenues (1)....................      1,627.1(6)     2,612.8
Intersegment revenues.................           --             --
Provision for credit losses...........     (1,105.5)(6)    2,912.9
Depreciation and amortization.........           --          314.7
Income tax expense (benefit)..........           --          970.7
Segment net income (loss).............           --        1,847.6
Receivables...........................    (20,948.0)(8)   79,874.7
Total segment assets..................    (20,948.0)(8)   88,910.9
Expenditures for long-lived assets (7)           --          175.2
                                         ----------      ---------
For the year ended December 31, 2000:
Net interest margin...................   $ (1,724.6)(6)  $ 4,721.7
Fee income............................       (627.4)(6)      760.1
Other revenues (1)....................      1,216.5(6)     2,161.9
Intersegment revenues.................           --             --
Provision for credit losses...........     (1,135.5)(6)    2,116.9
Depreciation and amortization.........           --          308.1
Income tax expense (benefit)..........           --          869.0
Segment net income (loss).............           --        1,630.6
Receivables...........................    (20,249.5)(8)   67,357.9
Total segment assets..................    (20,249.5)(8)   76,309.2
Expenditures for long-lived assets (7)           --          450.4
                                         ----------      ---------
For the year ended December 31, 1999:
Net interest margin...................   $ (1,732.9)(6)  $ 3,777.2
Fee income............................       (582.3)(6)      546.0
Other revenues (1)....................      1,249.8(6)     2,034.9
Intersegment revenues.................           --             --
Provision for credit losses...........     (1,065.4)(6)    1,716.4
Depreciation and amortization.........           --          280.4
Income tax expense (benefit)..........           --          700.6
Segment net income (loss).............           --        1,428.3
Receivables...........................    (19,438.9)(8)   52,289.4
Total segment assets..................    (19,438.9)(8)   60,451.8
Expenditures for long-lived assets (7)           --          194.7
                                         ----------      ---------

--------
(1) Net of policyholder benefits and excluding fees.
(2) Eliminates intersegment revenues.
(3) Eliminates bad debt recovery sales between operating segments.
(4) Tax benefit associated with items comprising adjustments/reconciling items.
(5) Eliminates investments in subsidiaries and intercompany borrowings.
(6) Reclassifies net interest margin, fee income and loss provisions relating to securitized receivables to other revenues.
(7) Includes goodwill associated with purchase business combinations and capital expenditures.
(8) Represents receivables serviced with limited recourse.

Managed Receivables

   The following summarizes our managed receivables, which includes both our owned receivables and receivables serviced with limited recourse.

                                            At December 31,
                                     ------------------------------
                                        2001      2000      1999
                                     ---------- --------- ---------
                                             (In millions)
            Real estate secured..... $ 44,718.6 $36,637.5 $26,935.5
            Auto finance............    6,395.5   4,563.3   3,039.8
            MasterCard/Visa.........   17,395.2  17,583.4  15,793.1
            Private label...........   13,813.9  11,997.3  11,269.7
            Personal non-credit card   17,992.6  16,227.3  13,881.9
            Commercial and other....      506.9     598.6     808.3
                                     ---------- --------- ---------
            Total................... $100,822.7 $87,607.4 $71,728.3
                                     ========== ========= =========

Geographic Data

   The following summarizes our owned basis assets, revenues and income before income taxes by material country:

                        Identifiable Assets        Long-Lived Assets (1)
                   ----------------------------- --------------------------
                     2001      2000      1999      2001     2000     1999
                   --------- --------- --------- -------- -------- --------
                                        (In millions)
    United States. $81,715.9 $68,520.6 $52,589.3 $1,995.8 $2,121.2 $1,989.5
    United Kingdom   5,709.6   6,401.3   6,486.6     93.1    109.6     91.7
    Canada........   1,379.4   1,246.6   1,188.2      5.2      6.5      5.8
    Other.........     106.0     140.7     187.7       --       --       .2
                   --------- --------- --------- -------- -------- --------
    Total......... $88,910.9 $76,309.2 $60,451.8 $2,094.1 $2,237.3 $2,087.2
                   ========= ========= ========= ======== ======== ========

--------
(1) Includes properties and equipment, net of accumulated depreciation, and goodwill, net of accumulated amortization.

                              Revenues           Income Before Income Taxes
                    ---------------------------- --------------------------
                      2001      2000      1999     2001     2000     1999
                    --------- --------- -------- -------- -------- --------
                                         (In millions)
     United States. $12,526.0 $10,556.9 $8,184.4 $2,540.5 $2,162.1 $1,838.9
     United Kingdom   1,014.4   1,059.9    995.0    206.4    274.1    223.9
     Canada........     220.2     194.4    178.2     48.4     41.3     39.4
     Other.........      19.7      23.1     35.4     23.1     22.0     26.7
                    --------- --------- -------- -------- -------- --------
     Total......... $13,780.3 $11,834.3 $9,393.0 $2,818.4 $2,499.5 $2,128.9
                    ========= ========= ======== ======== ======== ========

                              MANAGEMENT'S REPORT

To the Shareholders of Household International, Inc.

   Household International's management is responsible for the preparation, integrity and fair presentation of its published financial statements. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. Management also prepared other information included in the annual report and is responsible for its accuracy and consistency with the financial statements.

   The consolidated financial statements have been audited by an independent accounting firm, KPMG LLP, which has been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the board. Management believes that representations made to the independent auditors during their audit were valid and appropriate.

   Management maintains a system of internal controls over the preparation of its published financial statements. These controls are designed to provide reasonable assurance to the company's Board of Directors and officers that the financial statements have been fairly presented in accordance with generally accepted accounting principles. The Board, operating through its audit committee which is composed entirely of non-executive directors, provides oversight to the financial reporting process.

   Internal auditors monitor the operation of the internal control system and actions are taken by management to respond to deficiencies as they are identified. Even effective internal controls, no matter how well designed, have inherent limitations, such as the possibility of human error or of circumvention or overriding of controls, and the consideration of cost in relation to benefit of a control. Further, the effectiveness of an internal control can change with circumstances.

   Household International's management periodically assesses the internal controls for adequacy. Based upon these assessments, Household International's management believes that, in all material respects, its internal controls relating to preparation of consolidated financial statements as of December 31, 2001 functioned effectively during the year ended December 31, 2001.

   Management has long recognized its responsibility for conducting the company's affairs in a manner which is responsive to the interest of employees, shareholders, investors and society in general. This responsibility is included in the statement of policy on ethical standards which provides that the company will fully comply with laws, rules and regulations of every community in which it operates and adhere to the highest ethical standards. Officers, employees and agents of the company are expected and directed to manage the business of the company with complete honesty, candor and integrity.

             William F. Aldinger        David A. Schoenholz
             Chairman and Chief         President Chief Operating
             Executive Officer          Officer

August 27, 2002

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Household International, Inc.:

   We have audited the accompanying consolidated balance sheets of Household International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in preferred stock and common shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of Household International, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Household International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

                                          /s/ KPMG LLP
Chicago, Illinois
August 27, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   The Audit Committee of the Board of Directors of Household International, Inc. annually considers and recommends to the Board the selection of Household's independent public accountants. As recommended by Household's Audit Committee, Household's Board of Directors on March 12, 2002 decided to no longer engage Arthur Andersen LLP ("Andersen") as Household's independent public accountants and engaged KPMG LLP to serve as Household's independent public accountants for 2002. The appointment of KPMG LLP was presented to Household's stockholders for ratification at the 2002 Annual Meeting. KPMG LLP was ratified as our auditors for 2002.

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

   Household has provided Andersen with a copy of this disclosure. Andersen's letter, dated March 13, 2002, stating its agreement with such statements is incorporated by reference to Exhibit 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

   During Household's two most recent fiscal years and through the date of this Form 10-K, Household did not consult KPMG LLP regarding any of the matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                   PART III

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

   Additional information required by this Item is incorporated by reference to "Nominees For Director" and "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement").

Item 11. Executive Compensation.

   Information required by this Item is incorporated by reference to "Executive Compensation", "Employment Agreements", "Savings--Stock Ownership and Pension Plans", "Incentive and Stock Option Plans", and "Director Compensation" in our 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Information required by this Item is incorporated by reference to "Shares of Household Stock Beneficially Owned by Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in our 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

   Information required by this Item is incorporated by reference to "Incentive and Stock Option Plans" and "Employment Agreement with Larry Bangs" in our 2002 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)  Restated Financial Statements.

      The consolidated restated financial statements listed below, together with an opinion of KPMG LLP dated August 27, 2002 with respect thereto, are incorporated by reference herein pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K/A. An opinion of KPMG LLP is also included in this Annual Report on Form 10-K/A.

       Household International, Inc. and Subsidiaries:
       Consolidated Statements of Income for the Three Years Ended December 31,
         2001.
       Consolidated Balance Sheets, December 31, 2001 and 2000.
       Consolidated Statements of Cash Flows for the Three Years Ended December
         31, 2001.
       Consolidated Statements of Changes in Preferred Stock and Common
         Shareholders' Equity for the Three Years Ended December 31, 2001. Notes to Consolidated Financial Statements.
      Independent Auditors' Report.
      Selected Quarterly Financial Data.

   (b)  Reports on Form 8-K.

      For the three months ended December 31, 2001, Household filed one Current Report on Form 8-K on October 17, 2001.

   (c)  Exhibits.


3(i)  Restated Certificate of Incorporation of Household International, Inc. as amended (incorporated by reference to Exhibit 3(i) of our Annual Report on Form 10-K for the fiscal year ended
        December 31, 2001).

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


 10.1 Household International, Inc. 1998 Key Executive Bonus Plan (incorporated by reference to
        Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31,
        2001).

 10.2 Household International, Inc. Corporate Executive Bonus Plan (incorporated by reference to
        Exhibit 10.2 of our Annual Report on Form 10-K for the fiscal year ended December 31,
        2001).

 10.3 Household International, Inc. Long-Term Executive Incentive Compensation Plan, as
        amended (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

 10.4 Forms of stock option and restricted stock rights agreements under the Household
        International, Inc. Long-Term Executive Incentive Compensation Plan (incorporated by
        Reference to Exhibit 10.4 of our Annual Report on Form 10-K for the fiscal year ended
        December 31, 1995).

 10.5 Household International, Inc. 1996 Long-Term Executive Incentive Compensation Plan, as
        amended (incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

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

 10.8 Household International, Inc. Deferred Phantom Stock Plan for Directors (incorporated by reference to Exhibit 10.8 of our Annual Report Form 10-K for the fiscal year ended year ended December 31, 1999).

 10.9 Household International, Inc. Non-Qualified Deferred Compensation Plan for Executives, as
        Amended (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.10 Household International, Inc. Non-Qualified Deferred Compensation Plan for Stock Option
        Exercises (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.11 Household International, Inc. Non-Qualified Deferred Compensation Plan for Restricted
        Stock Rights (incorporated by reference to Exhibit 10.11 of our Annual Report on Form
        10-K for the fiscal year ended December 31, 2001).

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

11    Statement of Computation of Earnings per Share.

12    Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed
        Charges and Preferred Stock Dividends.

16    Letter re change in certifying accountant. (incorporated by reference to Exhibit 16 of our
        Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

21    List of our subsidiaries (incorporated by reference to Exhibit 21 of our Annual Report on
        Form 10-K for the fiscal year ended December 31, 2001).

23    Consent of KPMG LLP, Certified Public Accountants.

24    Power of Attorney (Previously filed. See page 14 of our Annual Report on Form 10-K as filed on March 13, 2002).

99.1  Annual Report on Form 11-K for the Household International, Inc. Tax Reduction
        Investment Plan (incorporated by reference to Exhibit 99a of our Annual Report on Form
        10-K for the fiscal year ended December 31, 2001).

99.2  Ratings of Household International, Inc. and its significant subsidiaries.

99.3  Certification of Chief Executive Officer.

99.4  Certification of Chief Financial Officer.

   We will furnish copies of the exhibits referred to above to our stockholders upon receiving a written request therefor. We charge fifteen cents per page for providing these copies. Requests should be made to Household International, Inc., 2700 Sanders Road, Prospect Heights, Illinois 60070, Attention: Corporate Secretary.

   (d)  Schedules.

      I -- Condensed Financial Information of Registrant.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Household International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 27th day of August, 2002.

                                              HOUSEHOLD INTERNATIONAL, INC.

                                              By:      /S/  W.F. ALDINGER
                                                  -----------------------------
                                                   W.F. Aldinger, Chairman and
                                                              Chief
                                                        Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Household International, Inc. and in the capacities on the 27th day of August, 2002.

          Signature                        Title
          ---------                        -----

     /S/  W.F. ALDINGER        Chairman and Chief Executive
-----------------------------    Officer and Director (as
       (W.F. Aldinger)           principal executive officer)

              *                Director
-----------------------------
       (R.J. Darnall)

              *                Director
-----------------------------
         (A. Disney)

              *                Director
-----------------------------
        (G.G. Dillon)

              *                Director
-----------------------------
      (J.A. Edwardson)

              *                Director
-----------------------------
       (J.D. Fishburn)

              *                Director
-----------------------------
    (C.F. Freidheim, Jr.)

              *                Director
-----------------------------
     (J.H. Gilliam, Jr.)

              *                Director
-----------------------------
         (L.E. Levy)

              *                Director
-----------------------------
        (G.A. Lorch)

              *                Director
-----------------------------
       (J.D. Nichols)

              *                Director
-----------------------------
       (J.B. Pitblado)

          Signature                          Title
          ---------                          -----

              *                  Director
-----------------------------
        (L.M. Renda)

              *                  Director
-----------------------------
       (S.J. Stewart)

    /S/  D.A. SCHOENHOLZ         President--Chief Operating
-----------------------------      Officer (also the principal
      (D.A. Schoenholz)            financial officer)

     /S/  S. L. MCDONALD         Senior Vice President--Chief
-----------------------------      Accounting Officer
      (S. L. McDonald)

*By:   /S/  J.W. BLENKE.........
   --------------------------
       John W. Blenke
      Attorney In Fact

                                 EXHIBIT INDEX


 3(i) Restated Certificate of Incorporation of Household International, Inc. as amended (incorporated by reference to Exhibit 3(i) of our Annual Report on Form 10-K for the fiscal year ended December 31,
      2001).

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

 10.1 Household International, Inc. 1998 Key Executive Bonus Plan (incorporated by reference to Exhibit
      10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

 10.2 Household International, Inc. Corporate Executive Bonus Plan (incorporated by reference to Exhibit
      10.2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

 10.3 Household International, Inc. Long-Term Executive Incentive Compensation Plan, as amended
      (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended
      December 31, 2001).

 10.4 Forms of stock option and restricted stock rights agreements under the Household International, Inc.
      Long-Term Executive Incentive Compensation Plan (incorporated by Reference to Exhibit 10.4 of our
      Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

 10.5 Household International, Inc. 1996 Long-Term Executive Incentive Compensation Plan, as amended
      (incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K for the fiscal year ended
      December 31, 2001).

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

 10.8 Household International, Inc. Deferred Phantom Stock Plan for Directors (incorporated by reference to
      Exhibit 10.8 of our Annual Report Form 10-K for the fiscal year ended year ended December 31, 1999).

 10.9 Household International, Inc. Non-Qualified Deferred Compensation Plan for Executives, as Amended
      (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended
      December 31, 1998).


10.10 Household International, Inc. Non-Qualified Deferred Compensation Plan for Stock Option Exercises
      (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.11 Household International, Inc. Non-Qualified Deferred Compensation Plan for Restricted Stock Rights
      (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

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

11    Statement of Computation of Earnings per Share.

12    Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and
      Preferred Stock Dividends.

16    Letter re change in certifying accountant. (incorporated by reference to Exhibit 16 of our Annual
      Report on Form 10-K for the fiscal year ended December 31, 2001).

21    List of our subsidiaries (incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

23    Consent of KPMG LLP, Certified Public Accountants.

24    Power of Attorney (Previously filed. See page 14 of our Annual Report on Form 10-K as filed on
      March 13, 2002).

 99.1 Annual Report on Form 11-K for the Household International, Inc. Tax Reduction Investment Plan
      (incorporated by reference to Exhibit 99a of our Annual Report on Form 10-K for the fiscal year ended
      December 31, 2001).

 99.2 Ratings of Household International, Inc. and its significant subsidiaries.

 99.3 Certification of Chief Executive Officer.

 99.4 Certification of Chief Financial Officer.

           Independent Auditors' Report on Supplementary Information

To the Board of Directors of Household International, Inc.:

   We have audited and reported separately herein on the consolidated financial statements of Household International, Inc. and subsidiaries as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001.

   Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements of Household International, Inc. taken as a whole. The supplementary information included in Schedule 1 of Item 14(d) is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/  KPMG LLP

Chicago, Illinois
August 27, 2002

                                                                     SCHEDULE I

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED STATEMENTS OF INCOME
                                  (RESTATED)

                                               Year ended December 31,
                                              --------------------------
                                                2001     2000     1999
                                              -------- -------- --------
                                                    (In millions)
       Equity in earnings of subsidiaries.... $2,002.1 $1,688.2 $1,467.1
       Other income..........................     37.7     34.6     32.5
                                              -------- -------- --------
              Total income...................  2,039.8  1,722.8  1,499.6
                                              -------- -------- --------
       Expenses:
          Administrative.....................    181.7     89.1     68.8
          Interest...........................    106.7     61.3     50.6
                                              -------- -------- --------
              Total expenses.................    288.4    150.4    119.4
                                              -------- -------- --------
       Income before income tax benefit......  1,751.4  1,572.4  1,380.2
       Income tax benefit....................     96.2     58.2     48.1
                                              -------- -------- --------
              Net income..................... $1,847.6 $1,630.6 $1,428.3
                                              ======== ======== ========
              Total comprehensive income..... $1,329.9 $1,672.8 $1,316.5
                                              ======== ======== ========


           See accompanying note to condensed financial statements.

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           CONDENSED BALANCE SHEETS
                                  (RESTATED)

                                                                                   December 31,
                                                                                ------------------
                                                                                  2001      2000
                                                                                --------- --------
                                                                                  (In millions)
Assets
   Cash........................................................................ $     1.6       --
   Investments in and advances to subsidiaries.................................  10,317.4 $8,850.5
   Other assets................................................................     505.8    447.9
                                                                                --------- --------
       Total assets............................................................ $10,824.8 $9,298.4
                                                                                ========= ========
Liabilities and Shareholders' Equity
   Commercial paper............................................................        -- $  292.3
   Senior debt (with original maturities over one year)........................ $ 1,179.2    185.0
                                                                                --------- --------
   Total debt..................................................................   1,179.2    477.3
   Other liabilities...........................................................     371.9    314.5
                                                                                --------- --------
   Total liabilities...........................................................   1,551.1    791.8
   Company obligated mandatorily redeemable preferred securities of subsidiary
     trusts*...................................................................     975.0    675.0
   Preferred stock.............................................................     455.8    164.4
   Common shareholders' equity.................................................   7,842.9  7,667.2
                                                                                --------- --------
   Total liabilities and shareholders' equity.................................. $10,824.8 $9,298.4
                                                                                ========= ========

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

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (RESTATED)

                                                                            Year ended December 31,
                                                                        -------------------------------
                                                                           2001       2000       1999
                                                                        ---------  ---------  ---------
                                                                                 (In millions)
Cash Used in Operations
   Net income.......................................................... $ 1,847.6  $ 1,630.6  $ 1,428.3
   Adjustments to reconcile net income to net cash used in operations:
       Equity in earnings of subsidiaries..............................  (2,002.1)  (1,688.2)  (1,467.1)
       Other operating activities......................................     107.7        (.1)      (7.8)
                                                                        ---------  ---------  ---------
   Cash used in operations.............................................     (46.8)     (57.7)     (46.6)
                                                                        ---------  ---------  ---------
Investment in Operations
   Dividends from subsidiaries.........................................     673.3      648.0    1,160.5
   Investment in and advances to (from) subsidiaries, net..............    (686.1)    (282.5)       8.7
   Other investing activities..........................................     (11.8)       (.8)       2.5
                                                                        ---------  ---------  ---------
   Cash provided by (used in) investment operations....................     (24.6)     364.7    1,171.7
                                                                        ---------  ---------  ---------
Financing and Capital Transactions
   Net change in commercial paper and bank borrowings..................    (292.3)    (105.4)      82.1
   Retirement of senior debt...........................................     (10.0)        --      (89.7)
   Issuance of senior debt.............................................     985.0         --       85.6
   Shareholders' dividends.............................................    (406.6)    (358.9)    (332.1)
   Issuance of company obligated mandatorily redeemable preferred
     securities of subsidiary trusts...................................     400.0      300.0         --
   Redemption of company obligated mandatorily redeemable preferred
     securities of subsidiary trusts...................................    (100.0)        --         --
   Issuance of preferred stock.........................................     291.4         --         --
   Purchase of treasury stock..........................................    (916.3)    (209.3)    (915.9)
   Issuance of common stock............................................     121.8       64.4       45.0
                                                                        ---------  ---------  ---------
   Cash increase (decrease) from financing and capital transactions....      73.0     (309.2)  (1,125.0)
                                                                        ---------  ---------  ---------
Increase (decrease) in cash............................................       1.6       (2.2)        .1
Cash at January 1......................................................        --        2.2        2.1
                                                                        ---------  ---------  ---------
Cash at December 31.................................................... $     1.6  $      --  $     2.2
                                                                        =========  =========  =========

           See accompanying note to condensed financial statements.

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             NOTE TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                                  (RESTATED)

   The condensed financial statements of Household International, Inc. ("Household") have been prepared on a parent company unconsolidated basis.

   In August 2001, Household issued zero-coupon convertible debt securities. The convertible debt securities are due 2021, have a 1 percent yield to maturity and have a principal amount at maturity of approximately $1.2 billion. Household must pay contingent interest on the securities beginning in 2006 if Household's common stock price reaches certain levels. The possibility of contingent interest payments becoming payable does not begin until August 2006, and then only if Household's stock reaches approximately $114.50 per share. The price level the common stock must reach for contingent interest to be paid will increase every year thereafter based on the accreted value of each debenture. The holders of the securities have the right to require Household to repurchase the securities on various dates beginning in August 2002 and ending in August 2016 or if certain "fundamental changes" as described in the prospectus supplement occur. "Fundamental changes" include, among other things, an exchange offer, liquidation, merger and recapitalization. The holders of the securities may convert each $1,000 of securities, subject to adjustment, into
9.022 shares of Household common stock if Household's stock price reaches $99.87 for 20 trading days in a consecutive 30 trading day period. Household may redeem the securities, in whole or in part, at any time after August 1, 2006.

   Household has guaranteed payment of certain long-term debt obligations of Household Financial Corporation Limited ("HFCL"), a Canadian subsidiary. The amount of guaranteed debt outstanding at HFCL was $35 million at December 31, 2001 and $.3 billion at December 31, 2000.

   Household has also guaranteed payment of certain debt obligations (excluding certain deposits) of Household International (U.K.) Limited ("HIUK"). The amount of guaranteed debt outstanding at HIUK was approximately $2.1 at December 31, 2001 and $2.2 billion at December 31, 2000.