Form 10-Q
period 2002-09-30
HOUSEHOLD INTERNATIONAL INC
filed 2002-10-24
CIK 354964

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At September 30, 2002, there were 454,829,105 shares of the registrant's common stock outstanding.

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

PART I.           Financial Information                                                                     Page
                                                                                                            ----
     Item 1.      Financial Statements

                  Condensed Consolidated Statements of Income (Unaudited) -
                  Three and nine months ended September 30, 2002 and 2001.................................     2

                  Condensed Consolidated Balance Sheets -
                  September 30, 2002 (Unaudited) and December 31, 2001....................................     3

                  Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Nine months ended September 30, 2002 and 2001...........................................     4

                  Notes to Interim Condensed Consolidated Financial
                  Statements (Unaudited)..................................................................     5

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................    14

     Item 4.      Controls and Procedures.................................................................    29



PART II.          Other Information

     Item 6.      Exhibits and Reports on Form 8-K........................................................    29

     Signature    ......................................................................................      30

     Certification of Chief Executive Officer...........................................................      31

     Certification of Principal Financial Officer.......................................................      32

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

-----------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
(In millions, except per share data)              2002           2001           2002           2001
-----------------------------------------------------------------------------------------------------
Finance and other interest income          $   2,710.9    $   2,521.7    $   7,856.5    $   7,371.3
Interest expense                                 999.0        1,035.2        2,918.7        3,190.4
-----------------------------------------------------------------------------------------------------
   Net interest margin                         1,711.9        1,486.5        4,937.8        4,180.9
Provision for credit losses
   on owned receivables                          973.0          722.9        2,746.9        2,083.6
-----------------------------------------------------------------------------------------------------
Net interest margin after
   provision for credit losses                   738.9          763.6        2,190.9        2,097.3
-----------------------------------------------------------------------------------------------------
Securitization revenue                           556.3          451.1        1,598.0        1,251.6
Insurance revenue                                180.8          169.2          528.4          487.1
Investment income                                 47.6           42.3          137.8          121.9
Fee income                                       261.7          235.7          668.5          671.3
Other income                                     101.8           51.5          385.1          262.6
-----------------------------------------------------------------------------------------------------
   Total other revenues                        1,148.2          949.8        3,317.8        2,794.5
-----------------------------------------------------------------------------------------------------
Salaries and fringe benefits                     456.6          408.3        1,354.9        1,173.1
Sales incentives                                  60.6           74.1          182.3          202.2
Occupancy and equipment expense                   94.1           86.1          279.6          253.3
Other marketing expenses                         135.4          119.5          409.3          370.0
Other servicing and administrative
   expenses                                      199.3          174.1          635.1          542.8
Amortization of acquired intangibles
   and goodwill                                   12.7           39.0           45.1          118.6
Policyholders' benefits                          101.2           77.5          272.6          228.1
Settlement charge and related expenses           525.0           --            525.0           --
-----------------------------------------------------------------------------------------------------
   Total costs and expenses                    1,584.9          978.6        3,703.9        2,888.1
-----------------------------------------------------------------------------------------------------
Income before income taxes                       302.2          734.8        1,804.8        2,003.7
Income taxes                                      81.0          249.2          585.2          689.3
-----------------------------------------------------------------------------------------------------
Net income                                 $     221.2    $     485.6    $   1,219.6    $   1,314.4
=====================================================================================================
EARNINGS PER COMMON SHARE
Net income                                 $     221.2    $     485.6    $   1,219.6    $   1,314.4
Preferred dividends                              (16.6)          (2.9)         (40.6)          (7.5)
-----------------------------------------------------------------------------------------------------
Earnings available to common
   shareholders                            $     204.6    $     482.7    $   1,179.0    $   1,306.9
-----------------------------------------------------------------------------------------------------
Average common shares                            455.4          461.3          456.2          463.5
Average common and common
   equivalent shares                             459.6          467.7          461.0          469.7
-----------------------------------------------------------------------------------------------------
Basic earnings per common share            $       .45    $      1.05    $      2.58    $      2.82
Diluted earnings per common share                  .45           1.03           2.56           2.78
-----------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER
   COMMON SHARE                            $       .25    $       .22    $       .72    $       .63
-----------------------------------------------------------------------------------------------------


See notes to interim condensed consolidated financial statements.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------
                                                                                   SEPTEMBER 30,   DECEMBER 31,
(In millions, except share and per share data)                                             2002           2001
----------------------------------------------------------------------------------------------------------------
ASSETS                                                                             (UNAUDITED)
Cash                                                                               $      540.6    $     543.6
Investment securities                                                                  10,263.2        3,580.5
Receivables, net                                                                       83,157.1       79,263.5
Acquired intangibles, net                                                                 405.3          455.6
Goodwill                                                                                1,122.1        1,107.4
Properties and equipment, net                                                             533.8          531.1
Real estate owned                                                                         451.1          398.9
Other assets                                                                            4,605.1        3,030.3
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $  101,078.3    $  88,910.9
================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
     Deposits                                                                      $    5,364.3    $   6,562.3
     Commercial paper, bank and other borrowings                                        5,249.8       12,024.3
     Senior and senior subordinated debt (with original
        maturities over one year)                                                      74,831.5       56,823.6
----------------------------------------------------------------------------------------------------------------
     Total debt                                                                        85,445.6       75,410.2
Insurance policy and claim reserves                                                     1,048.3        1,094.5
Other liabilities                                                                       3,978.7        3,132.5
----------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                 90,472.6       79,637.2
----------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
     securities of subsidiary trusts*                                                     975.0          975.0
Preferred stock                                                                         1,193.2          455.8
Common shareholders' equity:
     Common stock, $1.00 par value, 750,000,000 shares authorized, 551,786,728 shares issued at September 30, 2002 and
        551,684,740 shares issued at December 31, 2001                                    551.7          551.7
     Additional paid-in capital                                                         2,068.8        2,030.0
     Retained earnings                                                                  9,688.0        8,837.5
     Accumulated other comprehensive income (loss)                                       (824.6)        (732.4)
     Less common stock in treasury, at cost,
        96,957,623 shares at September 30, 2002 and
        94,560,437 shares at December 31, 2001                                         (3,046.4)      (2,843.9)
----------------------------------------------------------------------------------------------------------------
     Total common shareholders' equity                                                  8,437.5        7,842.9
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  101,078.3    $  88,910.9
================================================================================================================

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

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------------
                                                                   NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
(In millions)                                                    2002           2001
-------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                                $   1,219.6    $   1,314.4
Adjustments to reconcile net income to cash
     provided by operations:
     Provision for credit losses on owned receivables         2,746.9        2,083.6
     Insurance policy and claim reserves                         52.6          196.6
     Depreciation and amortization                              170.7          244.4
     Interest-only strip receivables, net change               (109.9)         (46.2)
     Other assets, excluding FAS No. 133                       (263.5)         (18.7)
     Other liabilities, excluding FAS No. 133                 2,141.8           42.7
     Other, net                                                 (40.6)         153.4
-------------------------------------------------------------------------------------
Cash provided by operations                                   5,917.6        3,970.2
-------------------------------------------------------------------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
     Purchased                                               (3,938.4)      (1,370.5)
     Matured                                                  1,729.7          363.8
     Sold                                                       488.6          470.1
Short-term investment securities, net change                 (4,745.7)         152.0
Receivables:
     Originations, net                                      (36,357.6)     (31,888.1)
     Purchases and related premiums                            (510.9)        (559.0)
     Sold                                                    30,671.4       22,339.4
Properties and equipment purchased                             (112.0)        (138.4)
Properties and equipment sold                                    15.2            3.3
-------------------------------------------------------------------------------------
Cash decrease from investments in operations                (12,759.7)     (10,627.4)
-------------------------------------------------------------------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change              (6,127.2)         281.8
Time certificates, net change                                (1,219.6)      (1,164.9)
Senior and senior subordinated debt issued                   25,851.6       17,520.9
Senior and senior subordinated debt retired                 (11,604.8)      (9,684.2)
Policyholders' benefits paid                                   (249.1)         (62.6)
Cash received from policyholders                                 62.1           44.2
Shareholders' dividends                                        (368.8)        (298.1)
Purchase of treasury stock                                     (279.6)        (776.9)
Issuance of common stock                                        114.5           97.6
Issuance of preferred stock                                     726.4          291.4
Issuance of company obligated mandatorily redeemable
     preferred securities of subsidiary trusts                   --            200.0
-------------------------------------------------------------------------------------
Cash increase from financing and capital transactions         6,905.5        6,449.2
-------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                         (66.5)           (.1)
-------------------------------------------------------------------------------------
Decrease in cash                                                 (3.1)        (208.1)
Cash at January 1                                               543.6          490.2
-------------------------------------------------------------------------------------
Cash at September 30                                      $     540.5    $     282.1
=====================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                             $   2,833.3    $   2,881.6
Income taxes paid                                               605.0          695.4
-------------------------------------------------------------------------------------


See notes to interim condensed consolidated financial statements.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2002 should not be considered indicative of the results for any future quarters or the year ending December 31, 2002. Household and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our restated Annual Report on Form 10-K/A for the year ended December 31, 2001 which was filed with the Securities and Exchange Commission on August 27, 2002.

The chief executive officer and principal financial officer of Household have certified that this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Household as of and for the period ended September 30, 2002. These certifications are included as Exhibits
99.2 and 99.3 to this Form 10-Q. The chief executive officer and principal financial officer of Household have also provided certifications as to the effectiveness of our controls and procedures which are included on pages 31 and 32.

RESTATEMENT

As reported in our Annual Report on Form 10-K/A for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on August 27, 2002, we have restated our previously reported consolidated financial statements. The restatement relates to certain MasterCard and Visa co-branding and affinity credit card relationships and a third party marketing agreement, which were entered into between 1992 and 1999. All were part of our Credit Card Services segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. There was no significant change as a result of these adjustments on the prior periods net earnings trends previously reported. The restatement resulted in a $359.9 million, after-tax, retroactive reduction to retained earnings at December 31, 2001.

2. INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:

------------------------------------------------------------------------------------------------------------
                                                                    SEPTEMBER 30,              DECEMBER 31,
                                                                            2002                      2001
------------------------------------------------------------------------------------------------------------
                                                         AMORTIZED          FAIR    AMORTIZED         FAIR
(In millions)                                                 COST         VALUE         COST        VALUE
------------------------------------------------------------------------------------------------------------
Corporate debt securities                              $   2,129.7   $   2,205.1   $  2,089.5   $  2,054.0
Money market funds                                         3,692.9       3,692.9        342.3        342.3
Certificates of deposit                                      165.9         171.6        246.1        259.8
U.S. government and federal agency debt securities         2,104.9       2,120.3        217.0        217.8
Marketable equity securities                                  28.6          18.5         24.4         21.2
Other                                                      1,959.5       1,976.9        611.6        638.9
------------------------------------------------------------------------------------------------------------
Subtotal                                                  10,081.5      10,185.3      3,530.9      3,534.0
Accrued investment income                                     77.9          77.9         46.5         46.5
------------------------------------------------------------------------------------------------------------
Total available-for-sale investments                   $  10,159.4   $  10,263.2   $  3,577.4   $  3,580.5
============================================================================================================


3. RECEIVABLES

Receivables consisted of the following:

----------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,    DECEMBER 31,
(In millions)                                                      2002            2001
----------------------------------------------------------------------------------------
Real estate secured                                        $   48,535.4    $   43,856.8
Auto finance                                                    2,316.1         2,368.9
MasterCard*/Visa*                                               7,642.7         8,141.2
Private label                                                  10,594.3        11,663.9
Personal non-credit card                                       14,602.1        13,337.0
Commercial and other                                              473.6           506.9
----------------------------------------------------------------------------------------
Total owned receivables                                        84,164.2        79,874.7

Accrued finance charges                                         1,540.7         1,559.8
Credit loss reserve for owned receivables                      (3,127.3)       (2,663.1)
Unearned credit insurance premiums and claims reserves           (833.1)         (895.8)
Interest-only strip receivables                                 1,104.9           968.2
Amounts due and deferred from receivable sales                    307.7           419.7
----------------------------------------------------------------------------------------

Total owned receivables, net                                   83,157.1        79,263.5
Receivables serviced with limited recourse                     23,407.4        20,948.0
----------------------------------------------------------------------------------------

Total managed receivables, net                             $  106,564.5    $  100,211.5
========================================================================================

* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.


Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,561.5 million at September 30, 2002 and $1,148.3 million at December 31, 2001. Interest-only strip receivables also included fair value mark-to-market adjustments which increased the balance by $375.6 million at September 30, 2002 and $348.6 million at December 31, 2001.

Receivables serviced with limited recourse consisted of the following:



-----------------------------------------------------------------------------------
                                                       SEPTEMBER 30,   DECEMBER 31,
(In millions)                                                  2002           2001
-----------------------------------------------------------------------------------
Real estate secured                                    $      507.8   $      861.8
Auto finance                                                5,024.7        4,026.6
MasterCard/Visa                                             9,873.5        9,254.0
Private label                                               3,040.0        2,150.0
Personal non-credit card                                    4,961.4        4,655.6
-----------------------------------------------------------------------------------

Total receivables serviced with limited recourse       $   23,407.4   $   20,948.0
===================================================================================

The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:

-----------------------------------------------------------------------------------
                                                       SEPTEMBER 30,   DECEMBER 31,
(In millions)                                                  2002           2001
-----------------------------------------------------------------------------------
Real estate secured                                    $   49,043.2   $   44,718.6
Auto finance                                                7,340.8        6,395.5
MasterCard/Visa                                            17,516.2       17,395.2
Private label                                              13,634.3       13,813.9
Personal non-credit card                                   19,563.5       17,992.6
Commercial and other                                          473.6          506.9
-----------------------------------------------------------------------------------

Total managed receivables                              $  107,571.6   $  100,822.7
===================================================================================


4. CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three and nine months ended September 30 was as follows:


-----------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,
(In millions)                                                    2002          2001          2002          2001
-----------------------------------------------------------------------------------------------------------------
CREDIT LOSS RESERVES FOR OWNED RECEIVABLES:
    Credit loss reserves at beginning of period            $  2,983.3    $  2,376.5    $  2,663.1    $  2,111.9
    Provision for credit losses                                 973.0         722.9       2,746.9       2,083.6
    Charge-offs                                                (900.0)       (694.1)     (2,509.2)     (1,913.4)
    Recoveries                                                   63.7          63.9         188.5         178.4
    Other, net                                                    7.3           7.4          38.0          16.1
-----------------------------------------------------------------------------------------------------------------
    Credit loss reserves for owned receivables
      at September 30                                         3,127.3       2,476.6       3,127.3       2,476.6
-----------------------------------------------------------------------------------------------------------------
CREDIT LOSS RESERVES FOR RECEIVABLES
    SERVICED WITH LIMITED RECOURSE:
    Credit loss reserves at beginning of period               1,385.6       1,080.0       1,148.3       1,082.3
    Provision for credit losses                                 498.3         243.9       1,365.1         750.8
    Charge-offs                                                (357.2)       (257.4)     (1,046.2)       (796.2)
    Recoveries                                                   22.6          17.0          71.8          51.8
    Other, net                                                   12.2          (5.1)         22.5         (10.3)
-----------------------------------------------------------------------------------------------------------------
    Credit loss reserves for receivables serviced with
      limited recourse at September 30                        1,561.5       1,078.4       1,561.5       1,078.4
-----------------------------------------------------------------------------------------------------------------
TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES
    AT SEPTEMBER 30                                        $  4,688.8    $  3,555.0    $  4,688.8    $  3,555.0
=================================================================================================================


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

We do not hold any intangible assets which are not subject to amortization. Amortized acquired intangibles consisted of the following:

-------------------------------------------------------------------------------------------------------
(In millions)                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                                    2002          2001
-------------------------------------------------------------------------------------------------------
Purchased credit card relationships                                           $  1,038.6    $  1,038.6
Other intangibles                                                                   26.5          26.5
Accumulated amortization - purchased credit card relationships                    (652.6)       (603.8)
Accumulated amortization - other intangibles                                        (7.2)         (5.7)
-------------------------------------------------------------------------------------------------------
Acquired intangibles, net                                                     $    405.3    $    455.6
=======================================================================================================

Acquired intangible amortization expense totaled $12.7 million for the quarter ended September 30, 2002, $24.4 million for the quarter ended September 30, 2001, $45.1 million for the nine months ended September 30, 2002, $74.6 million for the nine months ended September 30, 2001 and $99.0 million for the twelve months ended December 31, 2001.

Estimated amortization expense associated with our acquired intangibles for each of the following years is as follows:

------------------------------------------------------------------------------
(In millions)
Year ending December 31,
------------------------------------------------------------------------------
2002                                                                    $57.7
2003                                                                     50.3
2004                                                                     47.7
2005                                                                     43.3
2006                                                                     40.9
------------------------------------------------------------------------------

The following tables disclose the impact of goodwill amortization on net income and earnings per share for the periods indicated.

---------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        SEPTEMBER 30,             SEPTEMBER 30,
(In millions)                                                        2002       2001         2002         2001
---------------------------------------------------------------------------------------------------------------
Reported net income                                              $  221.2   $  485.6   $  1,219.6   $  1,314.4
Add back: Goodwill amortization, net                                 --         11.6         --           34.8
---------------------------------------------------------------------------------------------------------------
Adjusted net income                                              $  221.2   $  497.2   $  1,219.6   $  1,349.2
===============================================================================================================

--------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                 2002                 2001
--------------------------------------------------------------------------------------------
                                                 DILUTED       BASIC     DILUTED     BASIC
--------------------------------------------------------------------------------------------
Reported earnings per share                     $    .45   $      .45 $    1.03   $    1.05
Add back: Goodwill amortization, net                --           --         .02         .03
--------------------------------------------------------------------------------------------
Adjusted earnings per share                     $    .45   $      .45 $    1.05   $    1.08
============================================================================================

--------------------------------------------------------------------------------------------
                                                                         NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                2002                  2001
--------------------------------------------------------------------------------------------
                                                 DILUTED       BASIC     DILUTED     BASIC
--------------------------------------------------------------------------------------------
Reported earnings per share                     $   2.56   $     2.58 $    2.78   $    2.82
Add back: Goodwill amortization, net                --           --         .07         .08
--------------------------------------------------------------------------------------------
Adjusted earnings per share                     $   2.56   $     2.58 $    2.85   $    2.90
============================================================================================

There were no significant changes to our recorded amount of goodwill, either in total or by segment, during the quarter or nine months ended September 30, 2002.

6. INCOME TAXES

Our effective tax rate was 26.8 percent for the quarter ended September 30, 2002, 33.9 percent for the quarter ended September 30, 2001, 32.4 percent for the nine months ended September 30, 2002 and 34.4 percent for the nine months ended September 30, 2001. Excluding the settlement charge and related costs, which resulted in a $191.8 million tax benefit, our effective tax rate was 33.0 percent for the current quarter and 33.4 percent for the nine months ended September 30, 2002. The recording of the settlement charge and related expenses resulted in a lower effective tax rate for the quarter and nine months ended September 30, 2002. The effective tax rate differs from the statutory federal income tax rate in all periods because of the effects of state and local income taxes and tax credits.

7. EARNINGS PER COMMON SHARE

Computations of earnings per common share for the three and nine months ended September 30 were as follows:


---------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED        THREE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
(In millions, except per share data)                                2002                      2001
---------------------------------------------------------------------------------------------------
                                                  Diluted        Basic       Diluted      Basic
                                                 ---------    ----------   ----------   ----------
Earnings:
      Net income                                 $   221.2    $   221.2    $   485.6    $   485.6
      Preferred dividends                            (16.6)       (16.6)        (2.9)        (2.9)
---------------------------------------------------------------------------------------------------

Earnings available to common shareholders        $   204.6    $   204.6    $   482.7    $   482.7
---------------------------------------------------------------------------------------------------

Average shares outstanding:
      Common                                         455.4        455.4        461.3        461.3
      Common equivalents                               4.2         --            6.4         --
---------------------------------------------------------------------------------------------------

Average shares outstanding assuming dilution         459.6        455.4        467.7        461.3
---------------------------------------------------------------------------------------------------

Earnings per common share                        $     .45    $     .45    $    1.03    $    1.05
===================================================================================================

-----------------------------------------------------------------------------------------------------------
                                                           NINE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
(In millions, except per share data)                                    2002                          2001
-----------------------------------------------------------------------------------------------------------
                                                    Diluted         Basic         Diluted          Basic
                                                 ------------   ------------   ------------   -------------
Earnings:
      Net income                                 $   1,219.6    $   1,219.6    $   1,314.4    $   1,314.4
      Preferred dividends                              (40.6)         (40.6)          (7.5)          (7.5)
-----------------------------------------------------------------------------------------------------------

Earnings available to common shareholders        $   1,179.0    $   1,179.0    $   1,306.9    $   1,306.9
-----------------------------------------------------------------------------------------------------------

Average shares outstanding:
      Common                                           456.2          456.2          463.5          463.5
      Common equivalents                                 4.8           --              6.2           --
-----------------------------------------------------------------------------------------------------------

Average shares outstanding assuming dilution           461.0          456.2          469.7          463.5
-----------------------------------------------------------------------------------------------------------

Earnings per common share                        $      2.56    $      2.58    $      2.78    $      2.82
===========================================================================================================



8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

We have formed special purpose trusts for the purpose of issuing trust preferred securities. The sole assets of these trusts are Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Notes") issued by Household. The following table summarizes our company obligated mandatorily redeemable preferred securities of subsidiary trusts ("Preferred Securities") and the related Junior Subordinated Notes:

-------------------------------------------------------------------------------------------------------------------
                                 Household         Household         Household         Household         Household
(Dollar amounts are      Capital Trust VII     Capital Trust   Capital Trust V     Capital Trust   Capital Trust I
in millions)                   ("HCT VII")     VI ("HCT VI")         ("HCT V")     IV ("HCT IV")         ("HCT I")
-------------------------------------------------------------------------------------------------------------------
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
   Redeemable by issuer     November 2006      January 2006         June 2005         March 2003       June  2001
   Stated maturity          November 2031      January 2031         June 2030      December 2037        June 2025
-------------------------------------------------------------------------------------------------------------------

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

HCT I, HCT IV, HCT V, HCT VI and HCT VII (collectively, "the Trusts") are wholly owned subsidiaries of Household. Household's obligations with respect to the Junior Subordinated Notes, when considered together with certain undertakings of Household with respect to the Trusts, constitute full and unconditional guarantees by Household of the Trust's obligations under the respective Preferred Securities. The Preferred Securities are classified in our balance sheet as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interests in the trusts) at their face and redemption amount of $975 million at both September 30, 2002 and December 31, 2001.

9. FORWARD PURCHASE AGREEMENTS

At September 30, 2002, we had agreements to purchase, on a forward basis, approximately 4.9 million shares of our common stock with a weighted-average forward price of $52.99 per share. The agreements expire at various dates through August 2003. These agreements may be settled physically or on a net basis either in shares of our common stock or in cash, depending on the terms of the various agreements, at our option and consequently are accounted for as permanent equity. Under the terms of the various agreements, expiration dates accelerate if our stock price reaches certain triggers. Currently, these triggers vary between the agreements and range between $12 and $16 per share. During the current quarter, we received approximately 2.1 million shares at an average cost of $55.68 per share as a result of settlements under these forward contracts.

Under a net share settlement, if the price of our common stock falls below the forward price, we would be required to deliver common shares to the counterparty based upon the difference between the forward price and the then current stock price. Conversely, if the price of our common stock rises above the forward price, the counterparty would be required to deliver to us shares of our common stock based on the price difference. Based upon the closing price of our common stock of $28.31 at September 30, 2002, we would have been required to deliver approximately 4.2 million shares of our common stock to net share settle these contracts at September 30, 2002. If our common stock price had been $1 lower at September 30, 2002, we would have been required to deliver an additional 332,500 common shares to net share settle these contracts. If our common stock price had been higher by $1 at September 30, 2002, we would have been required to deliver a total of 3.9 million shares of our common stock to net share settle the contracts. These agreements, however, contain limits on the number of shares to be delivered under a net share settlement, regardless of the price of our common stock. At September 30, 2002, the maximum number of common shares we would be required to deliver to net share settle the 4.9 million shares currently outstanding was 29.8 million shares.

10. COMPREHENSIVE INCOME

Comprehensive income was $1.9 million for the quarter ended September 30, 2002, $299.3 million for the quarter ended September 30, 2001, $1,127.4 million for the nine months ended September 30, 2002, and $849.0 million for the nine months ended September 30, 2001.

The components of accumulated other comprehensive income were as follows:

-------------------------------------------------------------------------------------------------------------
                                                                             SEPTEMBER 30,      DECEMBER 31,
(In millions)                                                                         2002             2001
-------------------------------------------------------------------------------------------------------------
Unrealized losses on cash flow hedging instruments                          $      (863.6)      $    (699.1)
Unrealized gains on investments and interest-only strip receivables                 305.6             223.3
Foreign currency translation adjustments and other                                 (266.6)           (256.6)
-------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)                               $      (824.6)      $    (732.4)
=============================================================================================================

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

12. SUBSEQUENT EVENT

On October 11, 2002, we reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and/or state consumer protection, consumer financing and banking laws and regulations with respect to secured real estate lending from our retail branch consumer lending operations. Consistent with the guidance promulgated by Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," we recorded a pre-tax charge of $525 million during the third quarter of 2002. The charge reflects the costs of this settlement agreement and related matters and has been reflected in the statement of income in total costs and expenses.

Pursuant to the proposed agreement, we will establish a fund of up to $484 million to be divided among the participating states based upon the volume of Household retail branch real estate secured loans which were originated in the state from January 1, 1999 through September 30, 2002 (the "Household Covered Loans"). We will deposit these monies into the fund in three installments, beginning 30 days after the filing of consent decrees representing at least 80 percent of the Household Covered Loans. The amount of the settlement fund will proportionately increase above the $387.5 million minimum for participation in excess of 80 percent of the Household Covered Loans. Household will also reimburse the states for expenses of their investigation, not to exceed $10.2 million, and pay fees and expenses for each state's independent claim administrator. For the agreement to be effective, states representing at least 80 percent of the Household Covered Loans must file mutually agreed consent decrees by December 15, 2002.

13. SEGMENT REPORTING

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom and Canada. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with the presentation in our Annual Report on Form 10-K/A for the year ended December 31, 2001.

We allocate resources and provide information to management for decision making on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to our reported financial information in our consolidated financial statements. This adjustment reclassifies net interest margin, fee income and loss provision into securitization revenue.

REPORTABLE SEGMENTS - MANAGED BASIS

                                                                                                                      Adjustments/
                                                                 Credit Card       Inter-          All                Reconciling
(In millions)                                          Consumer     Services     national        Other       Totals         Items
------------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2002
Net interest margin                                   $ 1,789.7    $   454.7     $  168.7    $   (24.9)   $ 2,388.2            -
Fee income                                                100.3        307.8         17.3          1.2        426.6            -
Other revenues (1)                                        279.0         47.8         53.9        109.2        489.9    $   (47.5)(3)
Intersegment revenues                                      37.5          8.1          2.4          (.5)        47.5        (47.5)(3)
Provision for credit losses                               998.2        388.3         68.2         14.9      1,469.6          1.7 (4)
Net income                                                 86.2         97.7         48.7         19.8        252.4        (31.2)
Operating net income(2)                                   419.4         97.7         48.7         19.8        585.6        (31.2)
Receivables                                            81,291.1     17,028.0      8,079.6      1,172.9    107,571.6            -
Assets                                                 84,302.3     20,136.6      9,378.2     20,039.4    133,856.5     (9,370.8)(5)
Goodwill                                                  857.6        248.7          1.0         14.8      1,122.1            -
------------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Net interest margin                                   $ 1,478.4    $   379.9     $  156.9    $    (6.0)   $ 2,009.2            -
Fee income                                                 93.3        281.2         13.1          2.2        389.8            -
Other revenues (1)                                         76.7         29.7         37.9        120.1        264.4    $   (60.7)(3)
Intersegment revenues                                      49.9          9.3          2.2          (.7)        60.7        (60.7)(3)
Provision for credit losses                               578.7        326.6         52.5          8.6        966.4           .4 (4)
Net income                                                376.0         61.8         42.4         44.2        524.4        (38.8)
Receivables                                            70,691.7     16,100.1      8,101.5        761.8     95,655.1            -
Assets                                                 73,397.1     17,085.8      9,343.4     14,456.5    114,282.8     (9,526.7)(5)
Goodwill                                                  853.8        252.2          1.1         15.0      1,122.1            -
------------------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2002
Net interest margin                                   $ 5,166.9    $ 1,295.5     $  476.1    $   (16.4)   $ 6,922.1            -
Fee income                                                273.2        834.9         40.6          5.2      1,153.9            -
Other revenues (1)                                        584.8        156.1        190.2        489.2      1,420.3    $  (148.2)(3)
Intersegment revenues                                     116.1         26.2          7.2         (1.3)       148.2       (148.2)(3)
Provision for credit losses                             2,760.7      1,105.7        219.1         48.4      4,133.9        (21.9)(4)
Net income                                                756.9        240.9        130.6        171.4      1,299.8        (80.2)
Operating net income(2)                                 1,090.1        240.9        130.6        171.4      1,633.0        (80.2)
------------------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2001
Net interest margin                                   $ 4,227.6    $ 1,071.7     $  456.3    $   (54.2)   $ 5,701.4            -
Fee income                                                277.2        808.4         47.2          5.1      1,137.9            -
Other revenues (1)                                        188.4         80.4        121.5        452.7        843.0    $  (184.2)(3)
Intersegment revenues                                     150.9         28.8          6.1         (1.6)       184.2       (184.2)(3)
Provision for credit losses                             1,680.2        954.6        171.1         27.3      2,833.2          1.2 (4)
Net income                                              1,017.6        131.6        123.6        159.2      1,432.0       (117.6)
------------------------------------------------------------------------------------------------------------------------------------

                                                        Managed                          Owned
                                                          Basis                          Basis
                                                   Consolidated  Securitization   Consolidated
(In millions)                                            Totals     Adjustments         Totals
----------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2002
Net interest margin                                 $  2,388.2   $   (676.3)(6)     $ 1,711.9
Fee income                                               426.6       (164.9)(6)         261.7
Other revenues (1)                                       442.4        342.9 (6)         785.3
Intersegment revenues                                        -            -                 -
Provision for credit losses                            1,471.3       (498.3)(6)         973.0
Net income                                               221.2            -             221.2
Operating net income(2)                                  554.4            -             554.4
Receivables                                          107,571.6    (23,407.4)(7)      84,164.2
Assets                                               124,485.7    (23,407.4)(7)     101,078.3
Goodwill                                               1,122.1            -           1,122.1
----------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Net interest margin                                 $  2,009.2   $   (522.7)(6)     $ 1,486.5
Fee income                                               389.8       (154.1)(6)         235.7
Other revenues (1)                                       203.7        432.9 (6)         636.6
Intersegment revenues                                        -            -                 -
Provision for credit losses                              966.8       (243.9)(6)         722.9
Net income                                               485.6            -             485.6
Receivables                                           95,655.1    (20,066.4)(7)      75,588.7
Assets                                               104,756.1    (20,066.4)(7)      84,689.7
Goodwill                                               1,122.1            -           1,122.1
----------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2002
Net interest margin                                 $  6,922.1   $ (1,984.3)(6)     $ 4,937.8
Fee income                                             1,153.9       (485.4)(6)         668.5
Other revenues (1)                                     1,272.1      1,104.6 (6)       2,376.7
Intersegment revenues                                        -            -                 -
Provision for credit losses                            4,112.0     (1,365.1)(6)       2,746.9
Net income                                             1,219.6            -           1,219.6
Operating net income(2)                                1,552.8            -           1,552.8
----------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2001
Net interest margin                                 $  5,701.4   $ (1,520.5)(6)     $ 4,180.9
Fee income                                             1,137.9       (466.6)(6)         671.3
Other revenues (1)                                       658.8      1,236.3 (6)       1,895.1
Intersegment revenues                                        -            -                 -
Provision for credit losses                            2,834.4       (750.8)(6)       2,083.6
Net income                                             1,314.4            -           1,314.4
----------------------------------------------------------------------------------------------

(1)  Net of policyholder benefits and excluding fees.
(2) Net income excluding settlement charge and related expenses of $333.2 million, after-tax. This is a non-GAAP measurement which is presented for comparison purposes only.
(3)  Eliminates intersegment revenues.
(4) Eliminates bad debt recovery sales and reclassifies loss reserves between operating segments.
(5)  Eliminates investments in subsidiaries and intercompany borrowings.
(6) Reclassifies net interest margin, fee income and loss provisions relating to securitized receivables to other revenues.
(7)  Represents receivables serviced with limited recourse.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS

---------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
(Dollar amounts are in millions, except per share data)         2002             2001         2002             2001
---------------------------------------------------------------------------------------------------------------------
Net income                                                $    221.2   (6) $    485.6   $  1,219.6   (6) $  1,314.4
Diluted earnings per common share                                .45   (6)       1.03         2.56   (6)       2.78
Net interest margin and other revenues (1)                   2,758.9          2,358.8      7,983.0          6,747.3
OWNED BASIS RATIOS:
    Return on average owned assets                               .88 % (6)       2.34 %       1.72 % (6)       2.19 %
    Return on average common
      shareholders' equity                                       9.5   (6)       25.0         18.5   (6)       23.2
    Net interest margin                                         7.46             7.94         7.62             7.74
    Consumer net charge-off ratio, annualized                   3.98             3.43         3.79             3.28
    Reserves as a percentage of net
      charge-offs                                               93.5             98.2        101.1            107.1
    Efficiency ratio (2)                                        53.8   (6)       38.2         43.0   (6)       39.4
MANAGED BASIS RATIOS: (3)
    Return on average managed assets                             .72 % (6)       1.89 %       1.40 % (6)       1.76 %
    Net interest margin                                         8.35             8.51         8.54             8.31
    Consumer net charge-off ratio, annualized                   4.39             3.74         4.25             3.67
    Reserves as a percentage of net
      charge-offs                                              100.1            102.1        106.7            107.5
    Efficiency ratio (2)                                        45.6   (6)       34.6         36.7   (6)       35.5
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                              OWNED BASIS                 MANAGED BASIS:(3)
                                                --------------------------------------------------------------
                                                        SEPTEMBER 30,     DECEMBER 31, SEPTEMBER 30,    DECEMBER 31,
(Dollar amounts are in millions)                                2002             2001          2002            2001
---------------------------------------------------------------------------------------------------------------------
    Total assets                                          $101,078.3       $ 88,910.9   $124,485.7       $109,858.9
    Receivables                                             84,164.2         79,874.7    107,571.6        100,822.7
    Common and preferred equity as a
      percentage of assets                                      9.53 %           9.33 %       7.74 %           7.55 %
    Common and preferred equity and trust preferred
      securities as a percentage of assets (4)                 10.49            10.43         8.52             8.44
    Tangible shareholders' equity to tangible managed
      assets ("TETMA") (4)(5)                                    N/A              n/a         7.95             7.57
    Two-month-and-over contractual
      delinquency ratio                                         5.01             4.53         4.82             4.46
    Reserves as a percentage of receivables                     3.72             3.33         4.36             3.78
    Reserves as a percentage of
      nonperforming loans                                       92.1             91.0        113.1            105.0
---------------------------------------------------------------------------------------------------------------------

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

(4) The ratio of common and preferred equity and trust preferred securities as a percentage of owned and managed assets and the ratio of tangible equity to tangible managed assets are non-GAAP ratios that are used by rating agencies as a measure to evaluate capital adequacy. These ratios may differ from similarly named measures presented by other companies. Because of its long-term nature and our ability to defer dividends, rating agencies consider trust preferred securities as equity in calculating these ratios .

(5) Tangible shareholders' equity includes trust preferred securities, preferred equity and common shareholders' equity, excluding unrealized gains and losses on investments and cash flow hedging instruments, less acquired intangibles and goodwill. Tangible managed assets represents total managed assets less acquired intangibles, goodwill and derivative assets.

(6) The following non-GAAP presentation is being presented for comparison purposes only to present our operating results excluding the $333.2 million (after-tax) settlement charge and related expenses.

                                       Three months ended    Nine months ended
                                             September 30,        September 30,
                                                     2002                 2002
    --------------------------------------------------------------------------
    Operating net income                          $ 554.4            $ 1,552.8
    Diluted operating earnings per common share      1.17                 3.28
    Return on average owned assets                   2.22%                2.19%
    Return on average common shareholders' equity    24.7                 23.7
    Owned basis efficiency ratio (2)                 34.7                 36.4
    Return on average managed assets                 1.81                 1.78
    Managed basis efficiency ratio (2)               29.4                 31.1

BASIS OF REPORTING

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements, notes and tables included elsewhere in this report and in the restated Household International, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2001 (the "2001 Form 10-K/A") filed with the Securities and Exchange Commission on August 27, 2002. Management's discussion and analysis may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect", "anticipate", "intend", "may", "will", "should", "would" and "could". Forward-looking statements involve risks and uncertainties and are based on current views and assumptions. For a list of important factors that may affect our actual results, see our 2001 Form 10-K/A.

We monitor our operations and evaluate trends on a managed basis which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results and make decisions about allocating resources such as employees and capital on a managed basis. See Note 13, "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information related to our results on a managed basis.

The following discussion of our financial condition and results of operations is presented on an owned basis of reporting unless specifically noted. On an owned basis of reporting, net interest margin, provision for credit losses and fee income resulting from securitized receivables are included as components of securitization revenue.

OPERATIONS SUMMARY AND TRENDS

- On October 11, 2002, we reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and/or state consumer protection, consumer financing and banking laws and regulations with respect to secured real estate lending from our retail branch consumer lending operations. We recorded a charge of $525 million during the third quarter of 2002 reflecting the costs of this settlement agreement and related matters. The operational changes which will be implemented as a result of the settlement agreement, are expected to reduce earnings per share by $.10 in 2003. This matter is discussed in detail in our Form 8-K dated October 11, 2002 which we filed on October 15, 2002.

     In conjunction with our efforts to make the most efficient use of our capital and to achieve our stated 8.50 percent TETMA target, we determined that the continued operation of Household Bank, f.s.b. is not in our long-term strategic interest. As a result, management is exploring opportunities to dispose of Household Bank, f.s.b. including its current assets and deposits in the fourth quarter of 2002. The sale will likely result in a $250-300 million after tax loss.

     On October 11, 2002, Standard & Poor's ("S&P") announced that it had revised its long-term and commercial paper debt ratings for Household International, Inc. and its principal borrowing subsidiaries, including Household Finance Corporation ("HFC"). S&P's ratings were revised as follows: long-term senior debt from "A" to "A-" and short-term debt from "A-1" to "A-2". Also on October 11, 2002 Fitch Ratings announced that it had placed the long-term and commercial paper ratings of Household and each of its subsidiaries on "Ratings Watch Negative," while Moody's Investors Service affirmed all ratings for Household and HFC. The downgrade by S&P is expected to increase our funding costs and may decrease our capacity to issue commercial paper. In addition, this action may reduce the number of investors who are able to purchase our debt securities and possibly affect our ability to grow the business in the future.

- Our net income was $221.2 million for the third quarter and $1.2 billion for the first nine months of 2002. Diluted earnings per share was $.45 in the third quarter and $2.56 for the first nine months of 2002. Our operating net income (a non-GAAP measurement of net income excluding the settlement charge and related expenses of $333.2 million, after-tax) for the third quarter of 2002 was $554.4 million, up 14 percent from net income of $485.6 million a year ago. Operating net income for the first nine months of 2002 was $1.6 billion, compared to net income of $1.3 billion in the year-ago period. Diluted operating earnings per share (a non-GAAP measurement of earnings per share excluding the settlement charge and related expenses) was $1.17 in the third quarter and $3.28 for the first nine months of 2002, compared to $1.03 and $2.78 in the same periods in 2001.

     Our improved operating results were due to significant receivable and revenue growth which was partially offset by higher operating expenses to support portfolio growth and higher credit loss provision due to the larger portfolio and uncertain economic environment. Our credit loss provision was greater than charge-offs by $136.7 million in the current quarter and $426.2 million for the first nine months of 2002 due to the adverse economic environment affecting customers in the United States. In addition, our year-to-date earnings included higher revenues from our tax refund lending business which contributed $.19 to our first quarter earnings per share, an increase of 27 percent over the $.15 contribution in the first quarter of 2001. Our improved operating results were offset by the settlement charge recorded in the third quarter which reduced net income by $333.2 million.

- In the first nine months of the year, we took a number of steps as part of our liquidity management plans which reduced our reliance on short-term debt and strengthened our position against market induced volatility. These steps included establishing a $6.5 billion investment security liquidity portfolio, issuing long-term debt which lengthened the term of our funding, establishing $6.25 billion in incremental conduit capacity, completing real estate secured whole loan sales of $2.5 billion and issuing securities backed by dedicated home equity loan receivables of $6.2 billion. We intend to maintain an investment security portfolio for the near future to protect us from any liquidity concerns. This action may adversely impact our net income due to the lower return generated by these assets.

- On July 22, 2002, the four federal bank regulatory agencies issued draft guidance for account management and loss allowance practices for credit card lending. The agencies have not yet issued final guidance. Based on its current form, implementation of the draft guidance would not have a material adverse impact on our financial statements or the way we manage our business.

SEGMENT RESULTS - MANAGED BASIS

Our Consumer segment reported net income of $86.2 million in the quarter and $756.9 million year-to-date. Operating net income (a non-GAAP measurement of net income excluding the settlement charge and related expenses of $333.2 million, after-tax) was $419.4 million for the third quarter compared to net income of $376.0 million in the year-ago quarter. Year-to-date, operating net income was $1.1 billion, compared to net income of $1.0 billion for the first nine months of 2001. The improved operating results were driven by higher net interest margin, fee income and other revenues which increased $520.6 million, to $2.2 billion in the quarter and $1.3 billion, to $6.0 billion year-to-date. Strong receivable growth and higher securitization activity, pursuant to our liquidity management plans, drove the increases. The higher revenues were partially offset by substantially higher credit loss provision and higher expenses. Our credit loss provision rose $419.5 million, to $998.2 million in the quarter and $1.1 billion, to $2.8 billion year-to-date as a result of increased levels of receivables and the continued weak economy. We increased managed loss reserves by recording loss provision greater than charge-offs of $221.6 million in the quarter and $618.7 million year-to-date. Higher salary and operating expenses were the result of additional employees and operating costs to support the increased receivable levels, additional collectors and investments in the growth of our businesses. Managed receivables grew to $81.3 billion at September 30, 2002, from $80.1 billion at June 30, 2002 and $70.7 billion at September 30, 2001. The managed receivable growth was driven by growth in all products with the strongest growth in our real estate secured receivables. This growth was partially offset by whole loan sales in our mortgage services business of $1.6 billion in the current quarter and $900 million in the first quarter. We expect to continue whole loan sales from our mortgage services and consumer lending businesses for the remainder of the year to meet our capital targets. These actions may adversely affect earnings in 2003 until we are able to replace these assets through growth or portfolio purchases. Return on average managed assets ("ROMA") was .41 and 1.26 percent in the third quarter and first nine months of 2002 compared to 2.10 and 1.97 percent in the year-ago periods. Excluding the settlement charge and related expenses, ROMA was
1.99 percent in the third quarter and 1.79 percent in the first nine months of 2002. The decline in the ratio over both prior-year periods reflects higher credit loss provision.

Our Credit Card Services segment reported improved results over the prior-year periods. Net income increased to $97.7 million for the third quarter compared to $61.8 million in the year-ago quarter. Year-to-date, net income increased to $240.9 million compared to $131.6 million for the first nine months of 2001. The increase was due primarily to higher net interest margin, which increased $74.8 million, to $454.7 million in the quarter and $223.8 million, to $1.3 billion year-to-date, as a result of higher receivable levels. Net interest margin as a percent of average receivables increased in both the quarter and year-to-date as a result of lower funding costs and pricing floors, which capped rate reductions on certain variable rate credit card products. Fee income also increased during both the quarter and year-to-date. Revenue growth was partially offset by higher credit loss provision and higher operating expenses associated with the higher receivable levels. We increased managed loss reserves by recording loss provision greater than charge-offs of $64.2 million in the quarter and $145.1 million year-to-date. Managed receivables were $17.0 billion at September 30, 2002, $16.6 billion at June 30, 2002 and $16.1 billion at September 30, 2001. The increase in receivables during both the quarter and year reflects controlled growth in our subprime portfolio. Our Union Privilege and Household Bank branded portfolios also reported year-over-year growth. ROMA was 2.00 and 1.76 percent in the third quarter and first nine months of 2002 compared to 1.45 and 1.04 percent in the year-ago periods.

Our International segment also reported improved results over prior-year periods. Net income increased to $48.7 million for the third quarter compared to $42.4 million in the year-ago quarter. Year-to-date, net income was $130.6 million compared to $123.6 million for the first nine months of 2001. Net interest margin dollars increased in both the quarter and year-to-date. Average receivables were lower in both the quarter and year-to-date as a result of the fourth quarter 2001 sale of the $1 billion Goldfish credit card portfolio. However, higher yields and lower funding costs resulted in the higher net interest margin dollars. Increased securitization activity contributed to the increase in other revenues during both the quarter and year-to-date. Revenue growth was partially offset by a higher credit loss provision and higher operating expenses associated with our branch expansion efforts. We increased managed loss reserves by recording loss provision greater than charge-offs of $9.9 million in the quarter and $44.3 million year-to-date. Managed receivables were $8.1 billion at September 30, 2002, $7.6 billion at June 30, 2002 and $8.1 billion at September 30, 2001. Receivable balances reflect positive foreign exchange impacts of approximately $87 million during the quarter and $400 million compared to prior year. Growth during the quarter was primarily attributable to MasterCard and Visa receivables in the U.K. and real estate secured receivables. Compared to the prior-year quarter, growth in real estate secured and personal non-credit card receivables was offset by reductions in our MasterCard and Visa portfolio resulting from the fourth quarter 2001 Goldfish receivable sale. ROMA was 2.12 and 2.02 percent in the third quarter and first nine months of 2002 compared to 1.97 and 1.89 percent in the year-ago periods. The increases were primarily attributable to lower asset levels. Securitization activity in the second quarter of 2002 also contributed to the year-to-date increase.

BALANCE SHEET REVIEW


                                                                   INCREASE (DECREASE)        INCREASE (DECREASE)
                                                                     FROM PRIOR YEAR           FROM PRIOR QUARTER
                                                  SEPTEMBER 30,   -------------------------------------------------
 (All dollar amounts are stated in millions)              2002          $           %          $              %
-------------------------------------------------------------------------------------------------------------------
 Real estate secured                               $  48,535.4    $  7,713.1        19%    $   223.3           -%
 Auto finance                                          2,316.1         (24.0)       (1)        (46.5)         (2)
 MasterCard(1)/Visa(1)                                 7,642.7        (424.2)       (5)        762.0          11
 Private label                                        10,594.3        (142.1)       (1)       (232.8)         (2)
 Personal non-credit card (2)                         14,602.1       1,512.5        12         329.5           2
 Commercial and other                                    473.6         (59.8)      (11)         (9.2)         (2)
-------------------------------------------------------------------------------------------------------------------
 Total owned receivables                           $  84,164.2    $  8,575.5        11%    $ 1,026.3           1%
===================================================================================================================

(1) MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

(2)  Personal non-credit card receivables are comprised of the following:

                                           SEPTEMBER 30,           JUNE 30,     SEPTEMBER 30,
     (In millions)                                 2002               2002              2001
     ----------------------------------------------------------------------------------------
     Domestic personal unsecured              $ 6,909.2          $ 6,710.3         $ 6,605.6
     Union Plus personal unsecured              1,195.7            1,193.7             995.3
     Personal homeowner loans                   4,339.2            4,393.2           3,955.2
     Foreign unsecured                          2,158.0            1,975.4           1,533.5
     ----------------------------------------------------------------------------------------
     Total personal non-credit card          $ 14,602.1         $ 14,272.6        $ 13,089.6
     ========================================================================================

Receivables growth was a key contributor to our improved operating results. To support capital levels and maintain acceptable debt ratings, we expect to control receivable growth with portfolio sales and lower originations for the remainder of 2002. Earnings in future periods may be adversely affected if we are unable to replace the sold receivables with comparable receivables through growth or portfolio purchases.

Compared to September 30, 2001, owned receivables increased $8.6 billion, or 11 percent, to $84.2 billion at September 30, 2002. Receivable growth was strongest in our real estate secured portfolio, which increased 19 percent over the September 2001 level and was balanced between our branch-based consumer lending business and our mortgage services business. This growth was partially offset by the sale of approximately $2.5 billion in whole loans by our mortgage services business during the first nine months of 2002 pursuant to our liquidity management plans. In our auto finance business, growth resulting from a strong and rational market, larger sales force, increased dealer penetration and strong Internet originations, was more than offset by higher securitization levels. In our MasterCard and Visa portfolio, growth in our subprime, Union Privilege and Household Bank branded portfolios, was more than offset by the December 2001 sale of the $1 billion Goldfish portfolio in the United Kingdom and higher securitization levels. In our private label portfolio, organic growth from existing merchants and a $725 million portfolio acquisition in the fourth quarter of 2001 were also more than offset by higher securitization levels. In our personal non-credit card portfolio, which increased 12 percent to $14.6 billion, growth in our branches was also partially offset by higher securitization levels. During the twelve months ended September 30, 2002, we securitized $9.0 billion including $3.2 billion of auto finance receivables, $1.4 billion of MasterCard and Visa receivables, $1.4 billion of private label receivables and $3.0 billion of personal non-credit card receivables.

Compared to June 30, 2002, receivables grew $1.0 billion or an annualized 5 percent. The strongest growth was in our MasterCard and Visa portfolio, especially in our domestic Union Privilege and subprime portfolios and in our marbles(TM) portfolio in the U.K. Good consumer demand resulted in strong volume in our branch-based consumer lending and mortgage services businesses which contributed to growth in our real estate secured and personal non-credit card portfolios. Real estate secured growth was substantially offset by the sale of approximately $1.6 billion in whole loans by our mortgage services business during the current quarter. Growth in our auto finance and private label portfolios was more than offset by higher securitization levels. During the third quarter, we securitized $2.5 billion including $986 million of auto finance receivables, $160 million of MasterCard and Visa receivables, $390 million of private label receivables and $1.0 billion of personal non-credit card receivables.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 5.01 percent at September 30, 2002, compared to 4.61 percent at June 30, 2002 and 4.58 percent at September 30, 2001. The annualized consumer owned charge-off ratio in the third quarter of 2002 was 3.98 percent, compared to 3.76 percent in the prior quarter and 3.43 percent in the year-ago quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our ratio of tangible equity to tangible managed assets ("TETMA") was 7.95 percent at September 30, 2002, compared to 7.94 percent at June 30, 2002 and
7.57 percent at December 31, 2001. During the current quarter and first nine months of 2002, we completed the following measures to improve our TETMA ratio:

- We issued $350 million of 7.625 percent cumulative preferred stock during the current quarter and $400 million of 7.60 percent cumulative preferred stock during the first quarter of 2002.

- We sold approximately $1.6 billion in real estate secured loans that were held by our mortgage services business during the current quarter and $900 million during the first quarter of 2002.

- We suspended our stock buy-back program in August 2002. Prior to suspending the program, we purchased 2.1 million shares of our common stock for a total of $120 million during the quarter and 4.7 million shares for a total of $280 million during the first nine months of 2002.

We are committed to reach a TETMA ratio of 8.50 percent by December 31, 2002. Initiatives to achieve our TETMA target include continued suspension of our stock buy-back program, additional portfolio sales to control balance sheet growth, the sale of additional capital market securities and the possible sale of Household Bank, f.s.b., including its current assets and deposits in the fourth quarter.

Throughout 2002, the capital markets have been volatile. Investor demand for both medium and long-term debt has slowed due to adverse economic conditions and lingering concerns about overall business confidence. These conditions, coupled with our restatement in August as well as uncertainty preceding the resolution of certain matters with the various state regulatory agencies, affected the nature of our funding. During the quarter, the cost to access traditional medium and long-term unsecured debt funding sources became significantly higher than expected. We have not experienced funding difficulties. We believe as markets stabilize and we evidence movement toward meeting our capital goals, our access to the capital markets will improve and funding costs will decrease. We may, if we believe circumstances so warrant, issue additional capital securities to accelerate our progress toward meeting the capital goals. The timing and amounts of these offerings will be dependent upon market conditions.

On October 11, 2002, Standard & Poor's ("S&P") announced that it had revised its long-term and commercial paper debt ratings for Household International, Inc. and its principal borrowing subsidiary, HFC. S&P's ratings were revised as follows: long-term senior debt from "A" to "A-" and short-term debt from "A-1" to "A-2". Also on October 11, 2002, Fitch Ratings announced that it had placed the long-term and commercial paper ratings of Household and each of its subsidiaries on "Ratings Watch Negative," while Moody's Investors Service affirmed all ratings for Household and HFC. The downgrade by S&P is expected to increase our funding costs and decrease our capacity to issue commercial paper.

Commercial paper, bank and other borrowings of $5.3 billion were $1.7 billion higher at September 30, 2002 than the June 30, 2002 level but $6.8 billion lower than the year-end 2001 level. We took advantage of the low interest rate environment and issued long-term debt in early 2002. We also reduced outstanding commercial paper to address general market liquidity concerns. As a result of our split credit rating, outstanding commercial paper, bank and other borrowings may decrease in future quarters as the market for our commercial paper may contract.

Senior and senior subordinated debt (with original maturities over one year) increased $18.0 billion from year-end to $74.8 billion at September 30, 2002. During the nine months ended September 30, 2002, we issued $4.7 billion in domestic medium-term notes, $5.0 billion in U.S. dollar-denominated global debt, $4.8 billion in InterNotes(SM) (a retail-oriented medium-term note program), Pound Sterling 500 ($710) million of 10-year debt to investors in the U.K., Euro 3 ($2.7) billion in Euro bonds and $328 million in yen-denominated debt. Of these issuances, $7.2 billion had maturities greater than 5 years which reduced our overall dependence on the potentially volatile commercial paper markets. In addition, we issued $6.2 billion of securities backed by dedicated home equity loan receivables.

During the current quarter, we issued $328 million in yen-denominated debt, $1.3 billion in InterNotes(SM) and $3.4 billion of securities backed by dedicated home equity loan receivables.

In July 2002, substantially all of the holders of our $1 billion zero-coupon convertible debt securities exercised their put options requiring us to repurchase their outstanding securities. The redemption was funded through our normal funding process.

During 2002, we established an investment security portfolio designed to improve liquidity management and provide additional flexibility in the event of potential future volatility in the financial markets. At September 30, 2002, this portfolio totaled $6.5 billion, a $2 billion increase over June 30, 2002.

SECURITIZATIONS AND SECURED FINANCINGS
Securitizations and secured financings of consumer receivables have been, and will continue to be, a source of liquidity for us. In a securitization, a designated pool of non real estate consumer receivables, typically MasterCard or Visa credit card, private label credit card, personal non-credit card or auto finance, is removed from the balance sheet and transferred to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity ("QSPE") as defined by Statement of Financial Accounting Standards No. 140 ("FAS No. 140") and, therefore, is not consolidated. The QSPE funds its receivables purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The securities are collateralized by the underlying receivables transferred to the QSPE. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. The estimated present value of these rights to future residual cash flows are recorded on our balance sheet at the time of sale as interest-only strip receivables, net of our recourse obligation to investors for failure of debtors to pay. Our recourse is limited to our rights to future cash flows and any subordinated interests that we may retain. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables.

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

During the third quarter and first nine months of 2002, our securitization activity exceeded that of both prior year periods. The higher securitization levels reflect our liquidity management plans to limit reliance on short-term unsecured debt in potentially volatile markets. Additionally, securitizations were often a more cost-effective source of funding than traditional medium and long-term unsecured debt funding sources. Receivables securitized (excluding replenishments of certificateholder interests) were as follows:

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                               SEPTEMBER 30,             SEPTEMBER 30,
(In millions)                              2002         2001         2002         2001
--------------------------------------------------------------------------------------
Auto finance                         $    986.0   $    732.0   $  2,336.0   $  1,705.8
MasterCard/Visa                           160.0        109.9      1,373.4        261.1
Private label                             390.0         --          890.0         --
Personal non-credit card                1,000.0        350.0      2,352.7      1,498.6
--------------------------------------------------------------------------------------
Total                                $  2,536.0   $  1,191.9   $  6,952.1   $  3,465.5
======================================================================================


Our securitized receivables totaled $23.4 billion at September 30, 2002, compared to $20.9 billion at December 31, 2001.

In the first nine months of 2002, we established $6.25 billion in incremental conduit capacity for our real estate secured product. Consistent with previous transactions, draws on these facilities are structured as secured financings for accounting purposes. At September 30, 2002, our undrawn conduit lines totaled $5.2 billion and included $4.4 billion of undrawn capacity on the real estate lines put in place in 2002.

We also issued securities backed by dedicated home equity loan receivables of $3.4 billion in the third quarter of 2002 and $6.2 billion year-to-date, compared to $717 million in the nine months ended September 30, 2001. For accounting purposes, these transactions were structured as secured financings. Therefore, the receivables and the related debt remain on our balance sheet. As of September 30, 2002, closed-end real estate secured receivables totaling $7.7 billion secured $6.8 billion of outstanding debt related to these transactions. At December 31, 2001, closed-end real estate secured receivables totaling $1.7 billion secured $1.5 billion of outstanding debt related to these transactions.

We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At September 30, 2002, securitizations represented 22 percent and secured financings represented 6 percent of the funding associated with our managed portfolio. At December 31, 2001, securitizations represented 22 percent and secured financings represented 2 percent of the funding associated with our managed portfolio.

REGULATORY MATTERS
In response to revised capital adequacy guidelines relating to subprime lending activities adopted by the Office of Thrift Supervision ("OTS"), Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"), in the first quarter, we contributed approximately $1.2 billion of additional capital to our banking subsidiaries. Throughout the year, we have taken actions designed to optimize capital management of our banks, including merging all our credit card banks into a single banking subsidiary of HFC.

In conjunction with our efforts to make the most efficient use of our capital and to achieve our 8.50 percent TETMA target, we determined that the continued operation of Household Bank, f.s.b. is not in our long-term strategic interest. As a result, management is exploring opportunities to dispose of Household Bank, f.s.b. including its current assets and deposits in the fourth quarter. We have not utilized deposits to fund our operations since 2000. We do not expect that the loss of the Bank as a funding source for our operations will materially impact our business. The sale will likely result in a $250-300 million loss (after tax) in the fourth quarter.

On October 11, 2002, we reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of consumer protection, consumer lending and insurance laws and regulations in our retail branch consumer lending operations. We recorded a charge of $525 million (pre-tax) reflecting the costs of this settlement agreement and related matters. This matter is discussed in detail in our Form 8-K dated October 11, 2002 which we filed on October 15, 2002.

RESULTS OF OPERATIONS

Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

NET INTEREST MARGIN Net interest margin on an owned basis was $1.7 billion for the third quarter of 2002, up 15 percent from $1.5 billion for the prior-year quarter. Net interest margin on an owned basis for the first nine months of 2002 was $4.9 billion, up from $4.2 billion in the prior-year period. The increases were primarily due to receivable growth and lower funding costs.

Net interest margin as a percent of average owned interest-earning assets, annualized, was 7.46 percent in the quarter and 7.62 percent in the first nine months of 2002, compared to 7.94 and 7.74 percent in the year-ago periods. The declines were due to the impact of our liquidity-related investment portfolio which was established in 2002. These reductions were partially offset by lower funding costs.

Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased $379 million, to $2.4 billion in the third quarter of 2002, and $1.2 billion, to $6.9 billion year-to-date. The increases were primarily due to higher receivable levels.

Net interest margin as a percent of average managed interest-earning assets, annualized, was 8.35 percent in the current quarter and 8.54 percent in the first nine months of 2002, compared to 8.51 and 8.31 percent in the year-ago periods. The net interest margin on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more auto finance, MasterCard and Visa and personal non-credit card loans, which have higher yields. The decrease in the quarter was primarily due to the liquidity-related investment portfolio established in 2002. This portfolio has lower yields than our other products. Lower funding costs were the primary driver of the increased margin for the nine month period.

PROVISION FOR CREDIT LOSSES The provision for credit losses for receivables for the third quarter of 2002 totaled $973.0 million, compared to $722.9 million in the prior-year quarter. The provision for the first nine months of 2002 was $2.7 billion, compared to $2.1 billion in the year-ago period. The provision as a percent of average owned receivables, annualized, was 4.61 percent in the third quarter of 2002, compared to 3.91 percent in the third quarter of 2001. We recorded owned loss provision greater than charge-offs of $136.7 million during the third quarter and $462.2 million during the first nine months of 2002. Receivables growth, increases in personal bankruptcy filings and uncertainty as to the timing and extent of an economic recovery contributed to a higher provision. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See
Note 4, "Credit Loss Reserves" to the accompanying condensed consolidated financial statements for further discussion of factors affecting the provision for credit losses.

OTHER REVENUES Total other revenues were $1.1 and $3.3 billion for the third quarter and first nine months of 2002, compared to $949.8 million and $2.8 billion for the same periods in 2001 and included the following:

                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,              SEPTEMBER 30,
(In millions)                            2002           2001          2002         2001
---------------------------------------------------------------------------------------
Securitization revenue              $   556.3      $   451.1    $  1,598.0    $ 1,251.6
Insurance revenue                       180.8          169.2         528.4        487.1
Investment income                        47.6           42.3         137.8        121.9
Fee income                              261.7          235.7         668.5        671.3
Other income                            101.8           51.5         385.1        262.6
---------------------------------------------------------------------------------------
Total other revenues                $ 1,148.2      $   949.8    $  3,317.8    $ 2,794.5
=======================================================================================

Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Securitization revenue was $556.3 million and $1.6 billion for the third quarter and first nine months of 2002, compared to $451.1 million and $1.3 billion for the same periods in 2001. The increases were due to higher average securitized receivables as well as increases in the level of receivables securitized during both the quarter and year-to-date. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives.

Securitization revenue included the following:

                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
(In millions)                              2002       2001       2002         2001
----------------------------------------------------------------------------------
Net initial gains                      $   78.6   $   38.5   $  226.8    $   104.7
Net replenishment gains                   132.2      107.4      383.4        305.0
Servicing revenue and excess spread       345.5      305.2      987.8        841.9
----------------------------------------------------------------------------------
Total                                  $  556.3   $  451.1   $ 1,598.0   $ 1,251.6
==================================================================================

Our interest-only strip receivables increased $51.2 and $110.0 million in the third quarter and first nine months of 2002 compared to $45.2 and $46.2 million in the year-ago periods. These increases exclude the mark-to-market adjustment recorded in accumulated other comprehensive income.

Insurance revenue was $180.8 and $528.4 million in the third quarter and first nine months of 2002 compared to $169.2 and $487.1 million in the year-ago periods. The increases reflect increased sales on a larger receivable portfolio.

Investment income, which includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities, was $47.6 and $137.8 million in the third quarter and first nine months of 2002 compared to $42.3 and $121.9 million in the year-ago periods. The increases were primarily due to higher interest income, primarily resulting from higher average investment balances consistent with our liquidity management plans, partially offset by lower yields.

Fee income, which includes revenues from fee-based products such as credit cards, was $261.7 and $668.5 million in the third quarter and first nine months of 2002, compared to $235.7 and $671.3 million in the year-ago periods. The increase in the quarter was due to higher levels of credit card fees from both card businesses. The year-to-date decrease was attributable to improvements in early stage delinquencies in the first half of the year which resulted in lower late fees in our credit card businesses. The fourth quarter 2001 sale of the $1 billion Goldfish credit card portfolio in the U.K. also resulted in lower fee income.

See Note 13, "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, was $101.8 and $385.1 million in the third quarter and first nine months of 2002 compared to $51.5 and $262.6 million in the prior-year periods. The increases are primarily attributable to increased revenues from our mortgage operations and higher servicing fees. Higher revenues, including higher collections, from our seasonal tax refund lending business also contributed to the year-to-date increase.

EXPENSES Total costs and expenses, including the $525 million settlement charge and related expenses, for the third quarter and first nine months of 2002 were $1.6 and $3.7 billion compared to $978.6 million and $2.9 billion in the comparable prior-year periods. Excluding the settlement charge, costs and expenses were $1.1 billion in the current quarter and $3.2 billion year-to-date. The increases were driven by higher compensation and other expenses to support our growing portfolio. Our owned basis efficiency ratio was 53.8 and 43.0 percent in the third quarter and first nine months of 2002 compared to 38.2 and
39.4 percent in the comparable prior-year periods. Excluding the settlement charge, our owned basis efficiency ratio was 34.7 percent in the quarter and
36.4 percent in the first nine months of 2002.

Total costs and expenses included the following:

                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
(In millions)                                                  2002         2001         2002         2001
--------------------------------------------------------------------------------- ---------------------------
Salaries and fringe benefits                            $    456.6     $   408.3   $  1,354.9   $  1,173.1
Sales incentives                                              60.6          74.1        182.3        202.2
Occupancy and equipment expense                               94.1          86.1        279.6        253.3
Other marketing expenses                                     135.4         119.5        409.3        370.0
Other servicing and administrative expenses                  199.3         174.1        635.1        542.8
Amortization of acquired intangibles and goodwill             12.7          39.0         45.1        118.6
Policyholders' benefits                                      101.2          77.5        272.6        228.1
Settlement charge and related expenses                       525.0          --          525.0         --
----------------------------------------------------------------------------------------------------------
Total costs and expenses                                $  1,584.9     $   978.6   $  3,703.9   $  2,888.1
==========================================================================================================

Salaries and fringe benefits for the third quarter and first nine months of 2002 were $456.6 million and $1.4 billion compared to $408.3 million and $1.2 billion in the third quarter and first nine months of 2001. The increases were primarily due to additional staffing at all businesses to support growth including sales, collections and service quality.

Sales incentives for the third quarter and first nine months of 2002 were $60.6 and $182.3 million compared to $74.1 and $202.2 million in the comparable prior-year periods. The decreases were due to conditions of our 2002 branch incentive plans which, generally, have higher volume requirements than the prior-year plans.

Occupancy and equipment expense for the third quarter and first nine months of 2002 was $94.1 and $279.6 million compared to $86.1 and $253.3 million in the comparable prior-year periods. The increases were primarily the result of higher repairs and maintenance costs.

Other marketing expenses for the third quarter and first nine months of 2002 were $135.4 and $409.3 million compared to $119.5 and $370.0 million in the comparable prior-year periods. The increases were primarily due to increased credit card marketing initiatives in both our domestic and U.K. MasterCard and Visa portfolios.

Other servicing and administrative expenses for the third quarter and first nine months of 2002 were $199.3 and $635.1 million compared to $174.1 and $542.8 million in the comparable prior-year periods. The increases were primarily due to higher collection, REO, legal and consulting expenses.

Amortization of acquired intangibles and goodwill for the third quarter and first nine months of 2002 was $12.7 and $45.1 million compared to $39.0 and $118.6 million in the comparable prior-year periods. The decreases were primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Amortization of goodwill recorded in past business combinations ceased upon adoption of the new accounting statement.

Policyholders' benefits for the third quarter and first nine months of 2002 were $101.2 and $272.6 million compared to $77.5 and $228.1 million in the comparable prior-year periods. The increases are primarily due to and consistent with the increase in insurance revenues resulting from the increased policy sales.

Settlement charge and related expenses were $525 million in both the third quarter and first nine months of 2002. The charges are the result of a preliminary agreement with a multi-state group of state attorneys general and regulatory agencies, to effect a nationwide resolution of alleged violations of consumer protection, consumer lending and insurance laws and regulations in our retail branch consumer lending operations as conducted under the HFC and Beneficial brand names.

CREDIT LOSS RESERVES

Our consumer credit management policies focus on product type and specific portfolio risk factors. Our consumer credit portfolio is diversified by product and geographic location. See Note 3, "Receivables," in the accompanying condensed consolidated financial statements for receivables by product type and
Note 4, "Credit Loss Reserves," for our credit loss reserve methodology and an analysis of changes in the credit loss reserves.

The following table sets forth owned basis credit loss reserves for the periods indicated:

                                                   SEPTEMBER 30,        JUNE 30,  SEPTEMBER 30,
(All dollar amounts are stated in millions)                 2002            2002           2001
-----------------------------------------------------------------------------------------------
Owned credit loss reserves                            $  3,127.3      $  2,983.3     $  2,476.6
Reserves as a percent of:
     Receivables                                            3.72%           3.59%          3.28%
     Net charge-offs (1)                                    93.5            97.4           98.2
     Previous 12-months' net charge-offs                   104.4           106.9          111.3
     Nonperforming loans                                    92.1            96.0           87.9
===============================================================================================

(1) Quarter-to-date, annualized

Reserves as a percentage of receivables at September 30, 2002 reflect higher delinquency levels and continuing uncertainty as to the ultimate impact the weak economy will have on charge-off and delinquency levels.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

                                                   SEPTEMBER 30,        JUNE 30,  SEPTEMBER 30,
(All dollar amounts are stated in millions)                 2002            2002           2001
-----------------------------------------------------------------------------------------------
Managed credit loss reserves                          $  4,688.8      $  4,368.9     $  3,555.0
Reserves as a percent of:
     Receivables                                            4.36%           4.14%          3.72%
     Net charge-offs (1)                                   100.1           100.0          102.1
     Previous 12-months' net charge-offs                   110.1           110.4          111.1
     Nonperforming loans                                   113.1           112.4          103.9
===============================================================================================

(1) Quarter-to-date, annualized

Managed basis reserve ratios are somewhat higher than comparable owned basis ratios because our managed portfolio includes a lower percentage of real estate secured receivables, which historically have had lower credit losses than our other products.

CREDIT QUALITY

DELINQUENCY - OWNED BASIS

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

                                  SEPTEMBER 30,         JUNE 30,   SEPTEMBER 30,
                                           2002             2002            2001
--------------------------------------------------------------------------------
Real estate secured                        3.22%            2.78%           2.71%
Auto finance                               3.33             2.99            2.43
MasterCard/Visa                            6.36             6.13            5.22
Private label                              6.84             6.19            6.57
Personal non-credit card                   9.18             9.12            8.75
--------------------------------------------------------------------------------
Total                                      5.01%            4.61%           4.58%
================================================================================

Compared to the previous quarter, the weakened economy contributed to higher delinquencies in all products. These increases were consistent with our expectations. Approximately 25 percent of the increase in our real estate secured portfolio was attributable to the sale of $1.6 billion in predominantly non-delinquent receivables during the quarter. The sequential increase in auto finance delinquency is consistent with historical seasonal trends.

Compared to a year ago, the weakened economy negatively affected delinquency rates for all products. These increases were partially offset by improved collections. The improved collections were a direct result of increasing the size of our collection staff, especially in our branch network.

NET CHARGE-OFFS OF CONSUMER RECEIVABLES - OWNED BASIS

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

                                                                           SEPTEMBER 30,   JUNE 30,  SEPTEMBER 30,
                                                                                   2002       2002           2001
------------------------------------------------------------------------------------------------------------------
Real estate secured                                                               1.03%       .85%           .51%
Auto finance                                                                      5.50       4.80           3.72
MasterCard/Visa                                                                   9.21       9.94           8.28
Private label                                                                     6.65       5.86           5.94
Personal non-credit card                                                          8.96       8.59           7.27
------------------------------------------------------------------------------------------------------------------
Total                                                                             3.98%      3.76%          3.43%
==================================================================================================================
Real estate charge-offs and REO expense as a percent of average real
    estate secured receivables                                                    1.38%      1.23%           .85%
==================================================================================================================

The weak economy, including higher bankruptcy charge-offs, drove the increase in charge-off ratios over the previous quarter. These increases were consistent with our expectations. The decrease in MasterCard and Visa charge-offs reflects decreases across all MasterCard and Visa credit card products.

Compared to the prior-year quarter, our net charge-off ratio increased 55 basis points, primarily due to the weak economy. These increases were partially offset by improved collections as a direct result of increasing the size of our collection staff. Charge-offs in our personal non-credit card portfolio increased more than most other products because our typical personal non-credit card customer is less resilient and, therefore, more exposed to the recent economic downturn.

The increases in real estate charge-offs and REO expense as a percent of average real estate secured receivables over both of the prior periods were the result of the seasoning of our portfolios, higher loss severities, especially in second lien mortgages, and higher bankruptcy filings.

OWNED NONPERFORMING ASSETS

                                                               SEPTEMBER 30,       JUNE 30,  SEPTEMBER 30,
(In millions)                                                          2002           2002           2001
----------------------------------------------------------------------------------------------------------
Nonaccrual receivables                                           $  2,569.5     $  2,356.4     $  2,009.6
Accruing consumer receivables
     90 or more days delinquent                                       824.2          750.6          806.6
Renegotiated commercial loans                                           1.3            1.4           --
----------------------------------------------------------------------------------------------------------
Total nonperforming receivables                                     3,395.0        3,108.4        2,816.2
Real estate owned                                                     451.1          456.7          363.0
----------------------------------------------------------------------------------------------------------
Total nonperforming assets                                       $  3,846.1     $  3,565.1     $  3,179.2
==========================================================================================================
Credit loss reserves as a percent of
      nonperforming receivables                                        92.1%          96.0%          87.9%
==========================================================================================================

REAGE STATISTICS - MANAGED BASIS

Our credit policies for consumer loans permit the reset of the contractual delinquency status of an account to current, subject to certain limits, if a predetermined number of consecutive payments has been received and there is evidence that the reason for the delinquency has been cured. Such reaging policies vary by product and are designed to manage customer relationships and ensure maximum collections. The tables below summarize reaging statistics in our managed basis domestic portfolio as of September 30, 2002, June 30, 2002 and December 31, 2001.

TOTAL REAGED BY REAGE PERIOD - DOMESTIC PORTFOLIO                SEPTEMBER 30,   JUNE 30,  DECEMBER 31,
(Managed Basis)                                                          2002       2002          2001
--------------------------------------------------------------------------------------------------------
Never reaged                                                             83.9%      83.3%         83.1%
Reaged:
   Reaged in the last 6 months                                            6.6        7.4           9.0
   Reaged in the last 7-12 months                                         4.9        5.1           3.6
   Previously reaged                                                      4.6        4.2           4.3
--------------------------------------------------------------------------------------------------------
   Total ever reaged                                                     16.1       16.7          16.9
--------------------------------------------------------------------------------------------------------
Total                                                                   100.0%     100.0%        100.0%
========================================================================================================


TOTAL REAGED BY PRODUCT - DOMESTIC PORTFOLIO                     SEPTEMBER 30,   JUNE 30,  DECEMBER 31,
(Managed Basis)                                                          2002       2002          2001
--------------------------------------------------------------------------------------------------------
Real estate secured                                                      18.5%      19.1%         20.0%
Auto finance                                                             16.2       15.9          15.0
MasterCard/Visa                                                           3.4        3.4           3.2
Private label                                                            10.4       10.5          11.1
Personal non-credit card                                                 25.3       27.1          27.2
--------------------------------------------------------------------------------------------------------
Total                                                                    16.1%      16.7%         16.9%
========================================================================================================

The percentage of our domestic, managed basis portfolio which has ever been reaged at September 30, 2002 has declined slightly from both June 30, 2002 and December 31, 2001.

NEW LEGAL MATTERS

In connection with the restatement of our prior period financial results that occurred in August 2002, we, and our directors and former auditors, have been named in various legal actions, purporting to be class actions, alleging violations of the federal securities law. We believe that the legal actions described above are without merit. We also believe that our officers and directors have not committed any wrong doing and in each instance there will be no finding of improper activities that may result in a material liability to the company or any of its officers or directors.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to our financial reporting process.

Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Household International, Inc. (including its consolidated subsidiaries) required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

         99.1  Selected Debt and Preferred Stock Securities Ratings.

         99.2  Certification of Chief Executive Officer.

         99.3  Certification of Principal Financial Officer.


  (b)    Report on Form 8-K

         During the third quarter of 2002, we filed the following Current Reports on Form 8-K:

         - Report filed July 17, 2002 with respect to the press release pertaining to our financial results for the quarter ended June 30, 2002.

         - Report filed on August 14, 2002 pursuant to Order No. 4-460 of the Securities and Exchange Commission (the "Commission") whereby Household International, Inc. delivered to the Secretary of the Commission sworn statements of William F. Aldinger, its Chairman and Chief Executive Officer and David A. Schoenholz, its President and Chief Operating Officer, as required by such Order, and advised of a restatement of prior period earnings.

         - Report filed September 16, 2002 reporting the issuance of 350,000 shares of 7 5/8% Cumulative Preferred Stock, Series 2002-B, pursuant to an underwritten public offering of 14,000,000 depositary shares.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HOUSEHOLD INTERNATIONAL, INC.
                                             ----------------------------
                                             (Registrant)



Date:    October 24, 2002                    By: /s/ David A. Schoenholz
         ----------------                    ---------------------------
                                             David A. Schoenholz
                                             President and Chief
                                             Operating Officer (also as
                                             principal financial
                                             officer) and on behalf of
                                             Household International,
                                             Inc.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, William F. Aldinger, Chairman and Chief Executive Officer of Household International, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Household International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 24, 2002
                                         /s/ William F. Aldinger
                                         --------------------------------------
                                         William F. Aldinger
                                         Chairman and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, David A. Schoenholz, President and Chief Operating Officer (as the Principal Financial Officer) of Household International, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Household International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 24, 2002
                                           /s/ David A. Schoenholz
                                           -------------------------------------
                                           David A. Schoenholz
                                           President and Chief Operating Officer

 EXHIBIT INDEX


     12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

     99.1      Selected Debt and Preferred Stock Securities Ratings.

     99.2      Certification of Chief Executive Officer.

     99.3      Certification of Principal Financial Officer.