Form 10-K/A
period 2002-12-31
HOUSEHOLD INTERNATIONAL INC
filed 2003-03-20
CIK 354964

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

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (RESTATED)

                                                      2001         2000         1999        1998(1)      1997(1)
                                                    ----------    ---------    ---------    ---------    ---------
                                                   (All dollar amounts except per share data are stated in millions)
Owned Basis Balance Sheet Data at December 31
Total assets...................................... $ 88,910.9    $76,309.2    $60,451.8    $52,647.7    $46,638.5
Receivables: (8)
    Domestic:
       Real estate secured........................ $ 42,473.8    $33,920.0    $23,571.7    $17,474.1    $12,348.5
       Auto finance...............................    2,368.9      1,850.6      1,233.5        805.0        487.5
       MasterCard/Visa............................    6,966.7      5,846.9      4,146.6      5,327.8      5,523.4
       Private label..............................    9,853.4      8,671.5      8,546.7      8,051.0      7,457.0
       Personal non-credit card...................   11,736.7      9,950.3      7,469.8      5,573.3      5,018.7
       Commercial and other.......................      505.2        596.3        804.5        844.0      1,249.6
                                                    ----------    ---------    ---------    ---------    ---------
    Total domestic................................ $ 73,904.7    $60,835.6    $45,772.8    $38,075.2    $32,084.7
                                                    ----------    ---------    ---------    ---------    ---------
    Foreign:
       Real estate secured........................ $  1,383.0    $ 1,259.7    $ 1,090.2    $ 1,218.6    $ 1,437.7
       MasterCard/Visa............................    1,174.5      2,206.7      2,167.8      1,852.4      1,351.3
       Private label..............................    1,810.5      1,675.8      1,573.0      1,515.0      1,899.9
       Personal non-credit card...................    1,600.3      1,377.8      1,681.8      1,535.3      1,804.4
       Commercial and other.......................        1.7          2.3          3.8          9.4        104.0
                                                    ----------    ---------    ---------    ---------    ---------
    Total foreign................................. $  5,970.0    $ 6,522.3    $ 6,516.6    $ 6,130.7    $ 6,597.3
                                                    ----------    ---------    ---------    ---------    ---------
    Total owned receivables:
       Real estate secured........................ $ 43,856.8    $35,179.7    $24,661.9    $18,692.7    $13,786.2
       Auto finance...............................    2,368.9      1,850.6      1,233.5        805.0        487.5
       MasterCard/Visa............................    8,141.2      8,053.6      6,314.4      7,180.2      6,874.7
       Private label..............................   11,663.9     10,347.3     10,119.7      9,566.0      9,356.9
       Personal non-credit card...................   13,337.0     11,328.1      9,151.6      7,108.6      6,823.1
       Commercial and other.......................      506.9        598.6        808.3        853.4      1,353.6
                                                    ----------    ---------    ---------    ---------    ---------
    Total owned receivables....................... $ 79,874.7    $67,357.9    $52,289.4    $44,205.9    $38,682.0
                                                    ==========    =========    =========    =========    =========
Deposits.......................................... $  6,562.3    $ 8,676.9    $ 4,980.0    $ 2,105.0    $ 2,344.2
Commercial paper, bank and other borrowings.......   12,024.3     10,787.9     10,777.8      9,917.9     10,666.1
Senior and senior subordinated debt...............   56,823.6     45,053.0     34,887.3     30,438.6     23,736.2
Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts..................      975.0        675.0        375.0        375.0        175.0
Preferred stock...................................      455.8        164.4        164.4        164.4        264.5
Common shareholders' equity (3)...................    7,842.9      7,667.2      6,237.0      6,065.6      6,060.4
                                                    ----------    ---------    ---------    ---------    ---------
Managed Basis Balance Sheet at December 31 (6)
Total assets...................................... $109,858.9    $96,955.8     79,890.7    $72,349.6    $71,117.0
Managed receivables: (8)
       Real estate secured........................ $ 44,718.6    $36,637.5    $26,935.5    $22,330.1    $19,824.8
       Auto finance...............................    6,395.5      4,563.3      3,039.8      1,765.3        883.4
       MasterCard/Visa............................   17,395.2     17,583.4     15,793.1     16,610.8     19,211.7
       Private label..............................   13,813.9     11,997.3     11,269.7     10,377.5     10,381.9
       Personal non-credit card...................   17,992.6     16,227.3     13,881.9     11,970.6     11,505.1
       Commercial and other.......................      506.9        598.6        808.3        853.4      1,353.6
                                                    ----------    ---------    ---------    ---------    ---------
    Total managed receivables..................... $100,822.7    $87,607.4    $71,728.3    $63,907.7    $63,160.5
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

   Our account management policies and practices for consumer receivables include collection strategies that permit us to reset the contractual delinquency status of an account to current in certain circumstances. We are amending our disclosures of our restructure policies to include the following disclosures: (1) in numerous instances Household accepts one or zero payments prior to resetting the delinquency status, and (2) in many instances, we restructure delinquent accounts automatically. In the case of automatic restructures, no prior contact is required with the customer to determine if the cause of the delinquency has been cured. These account management policies and practices vary from product to product and are continually being tested and refined and may change from time to time and period to period. The account management policies and practices include, but are not limited to, restructure or reaging of accounts, forbearance agreements, extended payment plans, modification arrangements, consumer credit counseling accommodations, loan rewrites and deferments.

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

   The following table summarizes our contractual cash obligations by period due:

                                                                          At December 31, 2001
                                                ------------------------------------------------------------------------
                                                   2002        2003       2004       2005       2006     Thereafter   Total
-                                               ---------   ---------   --------   --------   --------   ---------- ---------
                                                                              (In millions)
Long-term debt:
   Time certificates of deposit................ $ 2,025.5   $ 1,307.3   $1,528.2   $  837.3   $  208.1   $   410.3  $ 6,316.7
   Senior and senior subordinated debt.........  10,492.5     9,980.0    5,800.9    5,970.0    6,652.0    17,928.2   56,823.6
                                                ---------   ---------   --------   --------   --------   ---------  ---------
   Total long-term debt........................  12,518.0    11,287.3    7,329.1    6,807.3    6,860.1    18,338.5   63,140.3
                                                ---------   ---------   --------   --------   --------   ---------  ---------
Operating leases:
   Minimum rental payments.....................     150.9       128.6      110.7       92.8       82.6       330.0      895.6
   Minimum sublease income.....................     (21.4)      (21.6)     (22.0)     (22.3)     (22.2)      (77.7)    (187.2)
                                                ---------   ---------   --------   --------   --------   ---------  ---------
   Total operating leases......................     129.5       107.0       88.7       70.5       60.4       252.3      708.4
                                                ---------   ---------   --------   --------   --------   ---------  ---------
Other long-term obligations:
   Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts..        --          --         --         --         --       975.0      975.0
                                                ---------   ---------   --------   --------   --------   ---------  ---------
   Total contractual obligations............... $12,647.5   $11,394.3   $7,417.8   $6,877.8   $6,920.5   $19,565.8  $64,823.7
                                                =========   =========   ========   ========   ========   =========  =========

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
                                          =========  =========  =========  =========  =========

                HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

           NET INTEREST MARGIN--2001 COMPARED TO 2000 (OWNED BASIS)



                                                         Average
                                                     Outstanding (1)
                                                   -------------------
                                                     2001      2000
                                                   --------- ---------

Receivables:
  Real estate secured............................. $38,850.4 $30,682.5
  Auto finance....................................   2,319.1   1,818.9
  MasterCard/Visa.................................   8,138.3   7,126.5
  Private label...................................  10,516.4   9,981.7
  Personal non-credit card........................  12,486.0  10,194.7
  Commercial and other............................     554.8     693.5
                                                   --------- ---------
Total receivables.................................  72,865.0  60,497.8
Noninsurance investments..........................     894.1     973.4
                                                   --------- ---------
Total interest-earning assets.....................
Total interest-earning assets (excluding
 insurance investments)........................... $73,759.1 $61,471.2
Insurance investments.............................   3,006.2   2,733.6
Other assets......................................   4,825.8   5,161.7
                                                   --------- ---------
Total Assets...................................... $81,591.1 $69,366.5
                                                   ========= =========
Debt:
  Deposits........................................ $ 7,953.2 $ 7,757.5
  Commercial paper................................   9,221.1   9,828.7
  Bank and other borrowings.......................   2,240.1   2,099.7
  Senior and senior subordinated debt (with
    original maturities over one year)............  50,018.2  39,387.9
                                                   --------- ---------
Total debt........................................ $69,432.6 $59,073.8

Other liabilities.................................   3,432.6   2,603.7
                                                   --------- ---------
Total liabilities.................................  72,865.2  61,677.5
Preferred securities..............................   1,136.9     701.9
Common shareholders' equity.......................   7,589.0   6,987.1
                                                   --------- ---------
Total Liabilities and Shareholders' Equity........ $81,591.1 $69,366.5
                                                   ========= =========
Net Interest Margin--Owned Basis (3)(5)...........

Interest Spread--Owned Basis (4)..................

                                                                                      Increase/(Decrease) Due to:
                                                                                  ----------------------------------
                                                                   Finance and
                                                                Interest Income/
                                                   Average Rate Interest Expense
                                                   ----------   -----------------              Volume        Rate
                                                   2001   2000    2001     2000   Variance  Variance (2) Variance (2)
                                                   ----   ----  -------- -------- --------  ------------ ------------

Receivables:
  Real estate secured............................. 11.6%  12.0% $4,516.1 $3,684.3 $  831.8    $  952.8     $(121.0)
  Auto finance.................................... 15.3   16.7     354.0    303.6     50.4        78.0       (27.6)
  MasterCard/Visa................................. 13.8   14.3   1,121.3  1,021.1    100.2       147.5       (47.3)
  Private label................................... 13.4   14.3   1,405.3  1,432.2    (26.9)       74.4      (101.3)
  Personal non-credit card........................ 20.2   21.0   2,525.1  2,140.7    384.4       465.9       (81.5)
  Commercial and other............................  2.3    5.0      13.0     34.7    (21.7)       (5.9)      (15.8)
                                                   ----   ----  -------- -------- --------    --------     -------
Total receivables................................. 13.6   14.2   9,934.8  8,616.6  1,318.2     1,712.7      (394.5)
Noninsurance investments..........................  3.0    3.5      26.5     34.0     (7.5)       (2.6)       (4.9)
                                                   ----   ----  -------- -------- --------    --------     -------
Total interest-earning assets.....................
Total interest-earning assets (excluding
 insurance investments)........................... 13.5%  14.1% $9,961.3 $8,650.6 $1,310.7    $1,680.7     $(370.0)
Insurance investments.............................
Other assets......................................

Total Assets......................................

Debt:
  Deposits........................................  6.3%   6.2% $  498.6 $  484.0 $   14.6    $   12.3     $   2.3
  Commercial paper................................  4.1    6.3     376.3    621.2   (244.9)      (36.4)     (208.5)
  Bank and other borrowings.......................  3.9    5.5      86.9    116.5    (29.6)        7.4       (37.0)
  Senior and senior subordinated debt (with
    original maturities over one year)............  6.4    6.9   3,212.0  2,707.2    504.8       692.0      (187.2)
                                                   ----   ----  -------- -------- --------    --------     -------
Total debt........................................  6.0%   6.7% $4,173.8 $3,928.9 $  244.9    $  675.3     $(430.4)
                                                   ----   ----  -------- -------- --------    --------     -------
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




                        Average Outstanding (1)        Average Rate
                     ----------------------------- -------------------

                       2001      2000      1999     2001   2000   1999
                     --------- --------- --------- -----  -----  -----

Receivables:
  Real estate
    secured......... $40,049.6 $32,530.2 $24,574.5 11.60% 12.00% 11.60%
  Auto finance......   5,323.5   3,842.3   2,370.4  17.5   18.3     19
  MasterCard/ Visa..  17,282.8  16,111.2  15,295.7    14   14.6   13.1
  Private label.....  12,260.6  11,194.2  10,255.9  13.5   14.4   13.6
  Personal
    non-credit card.  17,013.8  14,760.8  13,008.6    20   20.5   19.6
  Commercial and
    other...........     554.9     693.5     809.6   2.3      5      8
                     --------- --------- --------- -----  -----  -----
Total receivables...  92,485.2  79,132.2  66,314.7  14.1   14.7     14
Noninsurance
 investments........     894.1     973.4     975.0     3    3.5    3.4
                     --------- --------- --------- -----  -----  -----
Total
 interest-earning
 assets (excluding
 insurance
 investments)....... $93,379.3 $80,105.6 $67,289.7 14.00% 14.60% 13.90%
                     --------- --------- --------- -----  -----  -----
Total debt.......... $89,052.8 $77,708.2 $64,552.7  5.90%  6.71%  5.90%
                     --------- --------- --------- -----  -----  -----
Net Interest
 Margin-- Managed
 Basis (3)                                          8.40%  8.10%  8.20%
                                                   =====  =====  =====
Interest Spread--
 Managed Basis (4)                                  8.10%  7.89%  8.00%
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

   Our charge-off policy for consumer receivables varies by product. Unsecured receivables are written off at the following stages of contractual delinquency:
MasterCard and Visa--6 months; private label--9 months; and personal non-credit card--9 months and no payment received in 6 months, but in no event to exceed 12 months. For real estate secured receivables, carrying values in excess of net realizable value are charged off at the time of foreclosure or when settlement is reached with the borrower. For loans secured by automobiles, carrying values in excess of net realizable value are charged off at the earlier of repossession and sale of the collateral, the collateral being in our possession for more than 90 days, or the loan becoming 150 days contractually delinquent. Charge-offs may occur sooner for certain consumer receivables involving a bankruptcy. Our account management policies and practices for consumer receivables include collection strategies that permit us to reset the contractual delinquency status of an account to current in certain circumstances. Our restructure policies include the following: (1) in numerous instances Household accepts one or zero payments prior to resetting the delinquency status, and (2) in many instances, we restructure delinquent accounts automatically. In the case of automatic restructures, no prior contact is required with the customer to determine if the cause of the delinquency has been cured. These account management policies and practices vary from product to product and are continually being tested and refined and may change from time to time and period to period. The account management policies and practices include, but are not limited to, restructure or reaging of accounts, forbearance agreements, extended payment plans, modification arrangements, consumer credit counseling accommodations, loan rewrites and deferments. Commercial receivables are written off when it becomes apparent that an account is uncollectible.

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

William F. Aldinger        David A. Schoenholz
Chairman and               President and
Chief Executive Officer    Chief Operating Officer

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

99.2  Ratings of Household International, Inc. and its significant subsidiaries (incorporated by reference to Exhibit 99.2 of our Annual Report on Form 10-K for the fiscal year ended
        December 31, 2001).

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

   (d)  Schedules.

      I -- Condensed Financial Information of Registrant.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Household International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 19th day of March, 2003.

                                              HOUSEHOLD INTERNATIONAL, INC.

                                              By:     /S/  W.F. ALDINGER
                                                  -----------------------------
                                                   W.F. Aldinger, Chairman and
                                                              Chief
                                                        Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Household International, Inc. and in the capacities on the 19th day of March, 2003.

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

              *                Director
-----------------------------
       (J.B. Pitblado)

          Signature                          Title
          ---------                          -----

              *                  Director
-----------------------------
        (L.M. Renda)

              *                  Director
-----------------------------
       (S.J. Stewart)

    /S/  D.A. SCHOENHOLZ         President and Chief Operating
-----------------------------      Officer (as principal
      (D.A. Schoenholz)            financial officer)

     /S/  S.L. MCDONALD          Senior Vice President and
-----------------------------      Chief Accounting Officer
      (S. L. McDonald)

*By:  /S/  JOHN W. BLENKE
   --------------------------
       John W. Blenke
      Attorney In Fact

                                CERTIFICATIONS

I, William F. Aldinger, certify that:

   1. I have reviewed this annual report on Form 10-K/A of Household International, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /S/ W.F. ALDINGER
                                         --------------------------------------
                                                            William F. Aldinger
                                           Chairman and Chief Executive Officer

Date: March 19, 2003

                                CERTIFICATIONS

I, David A. Schoenholz, certify that:

   1. I have reviewed this annual report on Form 10-K/A of Household International, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /S/  D. A. SCHOENHOLZ
                                         --------------------------------------
                                                            David A. Schoenholz
                                          President and Chief Operating Officer
                                               (as principal financial officer)

Date: March 19, 2003

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

 99.2 Ratings of Household International, Inc. and its significant subsidiaries (incorporated by reference to
      Exhibit 99.2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

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