Form 10-K
period 2002-12-31
HOUSEHOLD INTERNATIONAL INC
filed 2003-03-25
CIK 354964

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

   (Mark One)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                     OR
      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM         TO
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 564-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    -------------------                       -----------------------------------------
Common Stock, $1 par value                                    New York Stock Exchange and Chicago Stock
                                                              Exchange
Series A Junior Participating Preferred Stock Purchase
  Rights (attached to and transferable only with the Common
  Stock)                                                      New York Stock Exchange
5% Cumulative Preferred Stock                                 New York Stock Exchange
$4.50 Cumulative Preferred Stock                              New York Stock Exchange
$4.30 Cumulative Preferred Stock                              New York Stock Exchange
Depositary Shares (each representing one-fortieth share of
  8 1/4% Cumulative Preferred Stock, Series 1992-A, no par,
  $1,000 stated value)                                        New York Stock Exchange
Depositary Shares (each representing one-fortieth share of
  7.50% Cumulative Preferred Stock, Series 2001-A, no par,
  $1,000 stated value)                                        New York Stock Exchange
Depositary Shares (each representing one-fortieth share of
  7.60% Cumulative Preferred Stock, Series 2002-A, no par,
  $1,000 stated value)                                        New York Stock Exchange
Depositary Shares (each representing one-fortieth share of
  7 5/8% Cumulative Preferred Stock, Series 2002-B, no par,
  $1,000 stated value)                                        New York Stock Exchange
8.875% Adjustable Conversion-Rate Equity Security Units       New York Stock Exchange
Guarantee of 8.25% Preferred Securities of Household Capital
  Trust I                                                     New York Stock Exchange
Guarantee of 7.25% Preferred Securities of Household Capital
  Trust IV                                                    New York Stock Exchange
Guarantee of 10.00% Preferred Securities of Household
  Capital Trust V                                             New York Stock Exchange
Guarantee of 8.25% Preferred Securities of Household Capital
  Trust VI                                                    New York Stock Exchange
Guarantee of 7.50% Preferred Securities of Household Capital
  Trust VII                                                   New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The aggregate market value of the voting common stock held by nonaffiliates of the registrant at March 19, 2003 was approximately $13.503 billion. The number of shares of the registrant's common stock outstanding at March 19, 2003 was 474,631,342.
                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                             PART/ITEM NO.                                PAGE
                             -------------                                ----
PART I
  Item 1.   Business....................................................    2
            Introduction................................................    2
            General.....................................................    2
            Operations..................................................    5
            Funding.....................................................    8
            Regulation and Competition..................................   10
            Cautionary Statement on Forward-Looking Statements..........   12
            Available Information.......................................   13
  Item 2.   Properties..................................................   13
  Item 3.   Legal Proceedings...........................................   13
  Item 4.   Submission of Matters to a Vote of Security Holders.........   17

PART II
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   17
  Item 6.   Selected Financial Data.....................................   17
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   20
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................   64
  Item 8.   Financial Statements and Supplementary Data.................   64
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  116

PART III
  Item 10.  Directors and Executive Officers of the Registrant..........  116
  Item 11.  Executive Compensation......................................  119
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Matters..............................  133
  Item 13.  Certain Relationships and Related Transactions..............  135
  Item 14.  Controls and Procedures.....................................  136

PART IV
  Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................  136
            Financial Statements........................................  136
            Reports on Form 8-K.........................................  137
            Exhibits....................................................  137
            Schedules...................................................  138
Signatures..............................................................  139
Certifications..........................................................  141
Independent Auditors' Report on Supplementary Information...............  145
Schedule I..............................................................  146

PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     Household International, Inc. ("Household") has entered into a merger agreement with HSBC Holdings plc ("HSBC") pursuant to which HSBC will acquire Household in 2003, subject to the terms and conditions of the merger agreement. As a result of this merger, Household will no longer be a public company. However, Household and Household Finance Corporation ("HFC"), Household's wholly owned subsidiary, will continue to file periodic reports with the United States Securities and Exchange Commission (the "SEC") in a reduced disclosure format as permitted by SEC rules following the merger as wholly owned subsidiaries of HSBC. This Form 10-K does not reflect or assume any changes to Household's business as a result of the merger and does not discuss the impact of the merger on Household's compensation policies, employment arrangements, liquidity, capital or reportable segments. For material information regarding the merger, including its impact on Household, please see Household's definitive proxy statement for the special meeting of its shareholders to be held on March 28, 2003, which was filed with the SEC on February 26, 2003, and the supplemental proxy materials, which were filed with the SEC on March 19, 2003.

GENERAL

     Household is principally a non-operating holding company. Household's subsidiaries primarily provide middle-market consumers with several types of loan products in the United States, the United Kingdom, Canada, the Czech Republic and Hungary. Household and its subsidiaries (including the operations of Beneficial Corporation ("Beneficial") which we acquired in 1998) may also be referred to in this Form 10-K as "we," "us" or "our." We offer real estate secured loans, auto finance loans, MasterCard* and Visa* credit cards, private label credit cards, tax refund anticipation loans, retail installment sales finance loans and other types of unsecured loans, as well as credit and specialty insurance products. At December 31, 2002, we had approximately 31,000 employees and over 50 million active customer accounts.

     At December 31, 2002, consumers residing in the state of California accounted for 14% of our managed domestic consumer receivables. We also have significant concentrations of managed domestic consumer receivables in Florida (6%), New York (6%), Texas (5%), Illinois (5%), Ohio (5%) and Pennsylvania (5%). No other state accounts for more than 5% of our receivables.

     Our summary financial information is set forth in Item 6. "Selected Financial Data."

     Household was created as a holding company in 1981 as a result of a shareholder approved restructuring of HFC, which was established in 1878. Our operational focus is on those areas of consumer financial services that we believe offer us the best opportunity to achieve appropriate risk-adjusted returns on our capital. From late 1994 through 1997 we exited from several businesses that were providing insufficient returns on our investment, such as our conforming first mortgage origination and servicing business in the United States and Canada, our individual life and annuity business, our consumer branch banking business, and our student loan business. Since 1997 we have:

     - strengthened our branch-based consumer lending operation and private label credit card businesses with selected acquisitions, including Transamerica Financial Services Holding Company in 1997, Beneficial in 1998 and a $2.2 billion portfolio acquisition in 2000;

     - expanded into the United States nonprime auto lending industry, principally with the acquisition of ACC Consumer Finance Corporation in 1997;

- repositioned our United States MasterCard* and Visa* credit card business to de-emphasize undifferentiated credit card programs and focus on co-branded and affinity relationships. In addition, we

---------------

* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

  initiated secured and unsecured credit card programs to target nonprime consumers through the acquisition of Renaissance Holdings, Inc. in 2000;

     - developed additional distribution channels for our products, such as through the Internet and co-branding opportunities with retail merchants and service providers; and

     - created a business to acquire nonconforming mortgage loans originated by unaffiliated third-party lenders and to originate nonconforming mortgage loans through third-party brokers. This business allows us to access new customers and leverage our origination and servicing capabilities in the United States.

     Recent Developments.

     - On November 14, 2002, Household and HSBC, a public limited company incorporated in England and Wales, jointly announced that they had entered into a definitive merger agreement pursuant to which HSBC will acquire Household, subject to the terms and conditions of the merger agreement. Promptly following shareholder approvals of the merger, the merger will be completed and Household will become a wholly owned subsidiary of HSBC.

     - On October 11, 2002, we reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and state consumer protection, consumer financing and banking laws and regulations with respect to secured real estate lending from our retail branch consumer lending operations. This agreement first became effective on December 16, 2002, with the filing of related consent decrees or similar documentation in 41 states and the District of Columbia. Consent decrees, or similar documentation, have now been filed in all 50 states and the District of Columbia. In the third quarter of 2002, we recorded a pre-tax charge of $525 million ($333.2 million after-tax), which reflects the costs of this settlement agreement and related matters.

     - During the fourth quarter of 2002, in conjunction with our efforts to make the best use of our capital and in recognition of the fact that the continued operation of Household Bank, f.s.b. (the "Thrift") was not in our long-term strategic interest, we completed the disposition of substantially all of the remaining assets and deposits of the Thrift. The disposition of Thrift assets and deposits included the sale of real estate secured receivables totaling $3.6 billion, the maturity of investment securities totaling $2.2 billion and the sale of retail certificates of deposit totaling $4.3 billion. In the fourth quarter of 2002, we recorded a loss of $240.0 million (after-tax) with respect to the disposition of these assets and deposits.

     - Our net income was $1.6 billion in 2002, compared to $1.8 billion in 2001 and $1.6 billion in 2000. Our operating net income (a non-GAAP financial measurement of net income that excludes the settlement charge and expenses relating to our agreement with the states attorneys general and regulatory agencies discussed above, and the loss on disposition of the assets and deposits of our Thrift) was $2.1 billion in 2002, a 15 percent increase over 2001 net income. Operating net income is an important measure in evaluating trends for comparative purposes. Our diluted earnings per share was $3.22 in 2002, a decrease of 18 percent from $3.91 in 2001. Diluted earnings per share was $3.40 in 2000.

       Our improved operating net income was due to receivable and revenue growth. Receivable growth was largely offset by higher securitization levels and asset sales of $6.3 billion, including $3.6 billion of receivables that were sold as part of the disposition of the assets of our Thrift. Revenue growth was partially offset by higher operating expenses to support portfolio growth and higher credit loss provision due to the larger portfolio and uncertain economic environment. Our improved operating results in 2002 were offset by the attorneys general settlement charge and the loss on the disposition of the assets and deposits of our Thrift, which collectively reduced net income by $573.2 million.

     - During 2002, we took a number of steps as part of our liquidity management plans that reduced our reliance on short-term debt and strengthened our position against market-induced volatility. These steps included issuing long-term debt, establishing $6.25 billion in incremental real estate secured conduit capacity, completing real estate secured whole loan sales of $6.3 billion, disposing of our Thrift assets and deposits, issuing common stock and other capital securities, issuing securities backed by dedicated pools of home equity loan receivables of $7.5 billion and establishing an investment security liquidity portfolio, which totaled $3.9 billion at December 31, 2002 including $2.2 billion which is dedicated to our credit card bank. We intend to maintain an investment security portfolio for the near future to protect us from unforeseen liquidity demands. This action will continue to adversely impact our net interest margin and net income due to the lower return generated by these assets. Our insurance subsidiaries also held an additional $3.1 billion in investment securities at December 31, 2002.

     - At December 31, 2002, we had exceeded our previously announced capital targets by generating earnings, suspending our share repurchase program, restricting growth, selling assets and issuing common stock and other capital securities. We strengthened our ratio of tangible equity to tangible managed assets ("TETMA") to 9.08 percent, compared to our target ratio of 8.50 percent and our ratio of 7.57 percent at December 31, 2001. We also strengthened our ratio of common tangible equity to tangible managed assets to 6.83 percent, compared to our target ratio of 6.70 percent and our ratio of 6.24 percent at December 31, 2001. TETMA and tangible common equity to tangible managed assets are non-GAAP financial ratios that are used by certain rating agencies as a measure to evaluate capital adequacy. The ratio of common and preferred equity to total managed assets, the most directly comparable GAAP financial measure to TETMA, was 8.48 percent at December 31, 2002 and 7.55 percent at December 31, 2001.

     - We restated our consolidated financial statements for the years ended December 31, 1999, 2000 and 2001, and filed our amended annual report on Form 10-K/A on August 27, 2002, reflecting this restatement. The restatement related to MasterCard and Visa co-branding and affinity credit card relationships and a marketing agreement with a third party credit card marketing company. All were part of our Credit Card Services segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements that were entered into between 1992 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, advised us that, in their view, these payments should either have been charged against earnings at the time they were made or amortized over a shorter period of time. There was no significant change as a result of these adjustments on the prior periods net earnings trends previously reported. The balance of retained earnings at December 31, 1998, was restated from amounts previously reported to reflect a retroactive charge of $155.8 million, after tax, for these items.

     - Two of the three rating agencies (Standard & Poor's and Fitch) that rate Household's and our subsidiaries' debt and preferred securities took negative actions in response to the anticipated financial impact resulting from our announcement of the multi-state settlement agreement with the states attorneys general and the disposition of our Thrift, as described above. These rating actions were not anticipated. Although our ratings are well within the investment grade ratings categories at all rating agencies for all of our debt and preferred securities, these actions contributed additional volatility to the trading of our debt and preferred securities and had the potential to limit our access to funding at an acceptable cost. As a result of the pending merger with HSBC, the rating agencies have indicated that their outlook with respect to Household has improved and trading in our debt and preferred securities has returned to normal levels.

     - We are subject to ongoing regulation by the SEC, the Office of the Comptroller of the Currency ("OCC") and other US (federal and state) and foreign regulatory agencies, which agencies have broad oversight, supervisory and enforcement powers. Within the scope of these powers, requests have been made, to which Household has responded, for factual material surrounding our consumer protection settlement with a multi-state working group of state attorneys general and regulatory agencies, our 2002 restatement and certain other matters.

       On March 18, 2003, without admitting or denying any wrongdoing, we consented to the entry of an order by the SEC pursuant to Section 21C of the Securities Exchange Act of 1934, as amended (the

       "Exchange Act"). The order contains findings by the SEC relating to the sufficiency of certain disclosures in reports we filed with the SEC during 2002. The SEC found that our disclosures regarding our restructure policies fail to present an accurate description of the minimum payment requirements applicable under the various policies or to disclose our policy of automatically restructuring numerous loans and are therefore false and misleading. The SEC also found misleading our failure to disclose our policy of excluding forbearance arrangements in certain of our businesses from our 60+ days contractual delinquency statistics. The SEC noted that the 60+ days contractual delinquency rate and restructuring statistics are key measures of our financial performance because they positively correlate to charge-off rates and loan loss reserves. The SEC findings state that these disclosures violated Sections 10(b) and 13(a) of the Exchange Act, and Rules 10b-5, 12b-20, 13a-1 and 13a-13 under the Exchange Act. A copy of the consent order has been filed publicly with the SEC on a Current Report on Form 8-K and is available from us upon request.

      The consent order requires us to cease and desist from committing or causing any violations or future violations of the provisions of and rules under the Exchange Act cited above. The order does not require us to pay any fines or monetary damages. The SEC's order does not require any restatement of our financial results. We have agreed to the entry of the consent order, without admitting or denying the SEC's findings. See Item
      7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Credit Quality -- Account Management Policies."

OPERATIONS

     Our operations are divided into three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment includes our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment includes our domestic MasterCard and Visa credit card business. Our International segment includes our foreign operations in the United Kingdom and Canada. Information about businesses or functions that fall below the segment reporting quantitative threshold tests such as our insurance services, refund lending, direct lending and commercial operations, as well as our corporate and treasury activities, are included under the "All Other" caption within our segment disclosure.

     We monitor our operations and evaluate trends on a managed basis, which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure. In addition, we fund our operations, review our operating results and make decisions about allocating resources, such as employees and capital, on a managed basis.

 GENERAL

     Across all reportable segments, we generally serve nonconforming and nonprime consumers. Such customers are individuals who have limited credit histories, modest income, high debt-to-income ratios, high loan-to-value ratios (for real estate secured products) or have experienced credit problems caused by occasional delinquencies, prior charge-offs or other credit related actions. These customers generally have higher delinquency and credit loss probabilities and are charged a higher interest rate to compensate us for the additional risk of loss, where the loan is not adequately collateralized to mitigate such additional risk of loss, and the anticipated additional collection initiatives that may have to be undertaken over the life of the loan. In our MasterCard and Visa business, our retail services business, our mortgage services business and our international businesses, we also serve prime consumers either through co-branding or merchant relationships or unaffiliated mortgage originators.

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

     We service each customer with a view to understanding that customer's personal financial needs. We recognize that individuals may not be able to timely meet all of their financial obligations. Our goal is to assist consumers in transitioning through financially difficult times in order to expand that customer's relationship with Household. As a result, our policies and practices are designed to be flexible to maximize the collectibility of our loans while not incurring excessive collection expenses on loans that have a high probability of being ultimately uncollectible. Cross-selling of products, proactive credit management, "hands-on" customer care and targeted product marketing are means we use to retain customers and grow our business.

 CONSUMER

     Our consumer lending business is one of the largest subprime home equity originators in the United States as ranked by Inside B&C Lending. This business has approximately 1,300 branches located in 45 states, 32 million active customer accounts, $43.4 billion in managed receivables and 12,000 employees. It is marketed under both the HFC and Beneficial brand names, each of which caters to a slightly different type of customer in the middle-market population. Both brands offer secured and unsecured loan products, such as first and second lien position closed-end mortgage loans, open-end home equity loans, personal non-credit card loans, including personal homeowner loans (a secured high loan-to-value product that we underwrite and treat like an unsecured loan), and sales finance contracts. These products are marketed through our retail branch network, direct mail, telemarketing, strategic alliances and Internet sourced applications and leads.

     Our mortgage services business purchases nonconforming first and second lien position residential mortgage loans, including open-end home equity loans, from a network of over 250 unaffiliated third-party lenders (i.e., correspondents). This business has approximately $17.0 billion in managed receivables, 220,000 active customer accounts and 1,850 employees. These purchases are either "flow" acquisitions (i.e., loan by loan) or "bulk" acquisitions (i.e., pools of loans), and are made based on our specific underwriting guidelines. We offer forward commitments to selected correspondent lenders to strengthen our relationship with these lenders and to create a sustainable growth channel for this business. Decision One Mortgage Company, LLC, a subsidiary of Household, was purchased in 1999 to assist us in understanding the product needs of mortgage brokers and trends in the mortgage lending industry. Through more than 20 branch locations, Decision One directly originates mortgage loans sourced by mortgage brokers.

     Our retail services business is one of the largest provider of third-party private label credit cards in the United States based on managed receivables outstanding. Our retail services business has over 70 active merchant relationships with approximately $12.6 billion in managed receivables, 11 million active customer accounts and 2,200 employees. Approximately 25 percent of our retail services receivables are in the furniture industry, 34 percent are in the consumer electronics industry, 21 percent are in the powersports vehicle (snowmobiles, personal watercraft, ATV's and motorcycles) industry and approximately 12 percent are in the home products or home improvement industry. These products are generated through merchant retail locations, merchant catalog and telephone sales, application displays, direct mail and Internet applications.

     Our auto finance business purchases, from a network of approximately 4,500 active dealer relationships, retail installment contracts of consumers who do not have access to traditional, prime-based lending sources. We also originate and refinance auto loans through direct mail solicitations, alliance partners and the Internet. This business has approximately $7.4 billion in managed receivables and 2,000 employees. Approximately 75% of our auto finance receivables are secured by "used" vehicles versus "new" vehicles. With a centralized underwriting and funding business model, as well as a strong financial position to provide liquidity, we believe our auto finance business is able to respond more quickly and provide better and more consistent service to auto dealers than our competitors.

 CREDIT CARD SERVICES

     Our Credit Card Services business includes our MasterCard and Visa receivables in the United States, including The GM Card(R), the AFL-CIO Union Plus(R) ("UP") credit card, a Household Bank branded card, and the Orchard Bank card. This business has approximately $18.1 billion in managed receivables, 12 million active customer accounts and 5,000 employees. According to The Nilson Report, this business is the eighth largest issuer of MasterCard or Visa credit cards in the United States (based on receivables). The GM Card(R), a co-branded credit card issued as part of our alliance with General Motors Corporation ("GM"), enables customers to earn discounts on the purchase or lease of a new GM vehicle. The UP card program with the AFL-CIO provides benefits and services to members of various national and international labor unions. The Household Bank and Orchard Bank branded credit cards offer specialized credit card products to consumers underserved by traditional providers or are marketed in conjunction with merchant relationships established through our retail services business.

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

     Although our relationships with GM and the AFL-CIO enable us to access a proprietary customer base, in accordance with our agreements with these institutions Household owns all receivables originated under the programs and is responsible for all credit and collection decisions as well as the funding for the programs. These programs are not dependent upon any payments, guarantees or credit support from these institutions. As a result, we are not directly dependent upon GM or the AFL-CIO for any specific earnings stream associated with these programs. We believe we have a strong working relationship with GM and the AFL-CIO and are not aware of any planned termination of these agreements in the near term.

 INTERNATIONAL

     Our United Kingdom business is a mid-market consumer lender focusing on customer service through its branch locations and consumer electronics through its retail finance operations. This business offers secured and unsecured lines of credit, secured and unsecured closed-end loans, retail finance products, insurance products and credit cards (including the GM Card(R) from Vauxhall and marbles(TM), an Internet enabled credit card). We operate in England, Scotland, Wales, Northern Ireland and the Republic of Ireland. We opened offices in Hungary and the Czech Republic in 2001 and 2002, respectively, to facilitate the expansion plans of one of our U.K. merchant alliances. We have made an offer to purchase a bank in Poland to continue our expansion into Central Europe with this alliance in 2003. Loans held by our United Kingdom operation are originated through a branch network consisting of 224 HFC and Beneficial Finance branches, merchants, direct mail, broker referrals and the Internet. This business has approximately $7.2 billion in managed receivables and 4,000 employees.

     Our Canadian business was acquired by Household in 1933 and offers consumer real estate secured and unsecured lines of credit, secured and unsecured closed-end loans, insurance products, revolving credit, private label credit cards and retail finance products to middle and low income families. In addition, through its trust operations, our Canadian business accepts deposits. These products are marketed through over 100 branch offices in 10 provinces, direct mail, telemarketing, 70 merchant relationships and the Internet. This business has approximately $1.5 billion in managed receivables, 675,000 customer accounts and 980 employees.

 ALL OTHER

     Through our insurance services operation, Household offers credit life, credit accident, health and disability, unemployment, property, term life, collateral protection and specialty insurance products to our customers. Such products currently are offered throughout the United States and Canada and are targeted toward those customers typically under-insured by traditional sources. The purchasing of insurance products is never a condition to any credit or loan granted by Household. Insurance is directly written by or reinsured with one or more of our subsidiaries.

     Our refund lending business is one of the largest providers of consumer tax refund lending in the United States. We currently have approximately 5,300 tax preparer relationships covering approximately 14,000 outlets (including 9,900 H&R Block and 546 Jackson Hewitt locations). We provide loans to customers who are entitled to tax refunds and who electronically file their income tax returns with the Internal Revenue Service. This business is seasonal with most revenues generated in the first three months of each calendar year. The majority of customers who use this product are renters with average household incomes of $20,000 who are entitled to refunds of greater than $2,000. In 2002 we originated approximately 7 million accounts and generated a loan volume of approximately $10.7 billion.

     Direct lending was formed to find new markets for Household's existing consumer loan and loan-related products, develop new product offerings, and test alternative (i.e., non-branch) distribution channels. The areas of specific focus for direct lending include the Internet, alliance programs with other lenders to provide nonprime/nonconforming products to their customers and direct mail initiatives. Direct lending has approximately $800 million in receivables and 200 employees.

     Our commercial operations are very limited in scope and are expected to continue to decline. The 10 employees in this group manage the liquidation of the commercial loan receivables which were part of our commercial lending portfolio that was discontinued in the early 1990's. They also selectively invest in tax advantaged low income housing projects to support community home ownership initiatives while allowing us to obtain federal or state tax benefits. We have approximately $400 million in commercial receivables.

FUNDING

     Our continued success and prospects for growth are dependent upon access to the global capital markets. Numerous factors, internal and external, may impact our access to, and the costs associated with, these markets. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of our management of credit risks inherent in our customer base.

     As a financial services organization, we must have access to funds at competitive rates, terms and conditions to be successful. During 2002, like other corporations dependent upon the capital markets for funding, we experienced a significant change in the risk tolerance of fixed income investors. Following major accounting scandals and the bankruptcy of significant global corporations, many investors lowered their counterparty risk exposure to individual issuers and adjusted their portfolios to hold debt of higher rated credit issuers. These developments created significant volatility in the fixed income markets.

     On October 11, 2002, in response to the attorneys general settlement and the announced disposition of our Thrift, two of the three national rating agencies (Standard & Poor's and Fitch) that rate our securities took negative action. S&P announced that it had revised its long-term and commercial paper debt ratings for Household and its principal borrowing subsidiaries, including HFC, as follows: long-term debt from "A" to "A-" and short-term debt from "A-1" to "A-2". Fitch announced that it had placed the long-term and commercial paper ratings of Household and each of its subsidiaries on "Ratings Negative Watch." Moody's Investors Service affirmed all ratings for Household and HFC. These actions contributed to additional volatility in the trading of our debt and preferred securities and presented the potential to limit access to funding at an acceptable cost. As a result, we decided to accelerate efforts to meet our previously announced capital target and, in October 2002, issued additional common stock and other capital securities. Following the announcement of the pending merger with HSBC, S&P placed our ratings on "Positive" credit watch, Fitch gave our ratings an "Evolving" rating watch and Moody's placed our ratings on "Watch for Upgrade." These actions resulted in reduced volatility in the trading of our securities and enabled us to access the unsecured debt markets at more attractive rates. If the merger with HSBC does not occur by March 31, 2003, we have agreed to pay additional interest on certain debt issued after November 14, 2002 until the merger with HSBC occurs. This additional interest, as of March 19, 2003, would be approximately $330,000 per day.

     As of March 19, 2003, Household's long-term debt, together with that of HFC, Beneficial, and our Canadian and U.K. subsidiaries, as well as the preferred stock of Household, have been assigned investment grade ratings by all nationally recognized statistical rating organizations that rate such instruments. For a detailed listing of the ratings that have been assigned to Household and our significant subsidiaries as of March 19, 2003, see Exhibit
99.1 to this Form 10-K. We are committed to maintaining or improving our current investment grade ratings.

     We have funded our operations globally and domestically, using a combination of capital market debt and equity, deposits and securitizations. Although we have in the past utilized our banking subsidiaries to provide deposit funding, the sale of substantially all of our Thrift deposits in the fourth quarter of 2002 will significantly reduce our access to deposits as a source of future funding. We do not anticipate that the reduction in the use of our banking subsidiaries as a funding vehicle will have any material effect on our results of operations or our ability to timely fund our operations, or will materially increase the costs associated with our funding. We will continue to fund our operations in the global capital markets, primarily through the use of securitizations, commercial paper, term bank financing, medium-term notes and long-term debt. We will continue to use derivative financial instruments to hedge our currency and interest rate risk exposure. A description of our use of derivative financial instruments, including interest rate swaps and foreign exchange contracts, and other quantitative and qualitative information about our market risk is set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("2002 MD&A") under the caption "Risk Management" and Footnote 11 of our consolidated financial statements ("2002 Financial Statements"). We also maintain an investment portfolio, which at year-end 2002 was approximately $7.6 billion. Approximately $3.1 billion of such investment securities were held by our insurance subsidiaries and $3.9 billion, including $2.2 billion which was dedicated to our credit card bank, was held in a liquidity portfolio.

     Securitizations and secured financings of consumer receivables have been, and will continue to be, a significant source of our liquidity. During 2002, we securitized approximately $10.1 billion of receivables compared to $5.5 billion in 2001 and $7.0 billion in 2000. We securitize auto finance, MasterCard and Visa credit card, private label credit card and personal non-credit card receivables. In addition, during 2002 and 2001, we issued securities backed by dedicated pools of real estate secured receivables in transactions structured for accounting purposes as secured financings. The aggregate balance of the real estate secured receivables supporting those transactions was $7.5 billion in 2002 and $1.5 billion in 2001. Based on our current investment grade ratings, we have no reason to believe that we will not be able to timely access the securitization and secured funding markets to support our operations.

     In the securitizations and secured financing transactions, Household sells a dedicated pool of receivables to a wholly owned bankruptcy remote special purpose entity for cash, which, in turn, assigns the receivables to an unaffiliated trust that is a qualifying special purpose entity under Statement of Financial Accounting Standards 140. Household continues to service the receivables and receives a servicing fee. In connection with each transaction, we obtain opinions from nationally known law firms that the transfer of the receivables to the special purpose entity qualifies as a "true sale" for legal purposes and that the entity would not be "substantively consolidated" into any bankruptcy estate of the transferor.

     Generally, in connection with these transactions we utilize credit enhancement to obtain investment grade ratings on the securities to be issued by the securitization trust. Although many forms of enhancement are available, in some transactions we assign loans in excess of the principal balance of the securities to be issued by the trust. Cash flow from this "overcollateralization" and servicing fees to be paid to us in connection with the transaction may be used to reduce the outstanding balance of these securities and/or may be used to fund a cash account that is available to make payments on the securities in the event monthly collections on the receivables are insufficient to pay the investors their contractual return. Therefore, our recourse is limited to our rights to future cash flows and any subordinated interests we may retain. See "Securitizations and Secured Financings" on pages 47 to 50 of our 2002 MD&A for further discussion. Based on historical performance, we do not anticipate any material loss due to performance of any securitized or secured funding pool of receivables. In other transactions, we purchase credit enhancement from a third party monoline insurance company in the form of a payment guaranty.

     The limited operations of each securitization trust are administered by an unaffiliated financial institution and are governed by a trust agreement that limits the trust's permissible activities to those defined in the agreement. The holders of the securities issued by each trust have the right to pledge or transfer their interests.

     Additional information on our sources and availability of funding are set forth in the "Liquidity and Capital Resources" and "Off-Balance Sheet Arrangements (Including Securitizations and Commitments), Secured Financings and Contractual Cash Obligations" sections of our 2002 MD&A.

REGULATION AND COMPETITION

  REGULATION

     Consumer Lending. Our consumer finance businesses operate in a highly regulated environment. These businesses are subject to laws relating to consumer protection, discrimination in extending credit, use of credit reports, privacy matters, disclosure of credit terms and correction of billing errors. They also are subject to certain regulations and legislation that limit operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that a loan may bear, the amount that may be borrowed, the types of actions that may be taken to collect or foreclose upon delinquent loans or the information about a customer that may be shared. Our consumer branch lending offices are generally licensed in those jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Failure to comply with these laws and regulations may limit the ability of our licensed lenders to collect or enforce loan agreements made with consumers and may cause Household to be liable for damages and penalties.

     There has been a significant amount of legislative activity, nationally, locally and at the state level, aimed at curbing lending abuses deemed to be "predatory". In addition, states have sought to alter lending practices through consumer protection actions brought by state attorneys general and other state regulators. Legislative activity in this area is expected to continue targeting certain abusive practices such as loan "flipping" (making a loan to refinance another loan where there is no tangible benefit to the borrower), fee "packing" (addition of unnecessary, unwanted and unknown fees to a borrower), "equity stripping" (lending without regard to the borrower's ability to repay or making it impossible for the borrower to refinance with another lender), and outright fraud. Household does not condone or endorse any of these practices. We continue to work with regulators and consumer groups to create appropriate safeguards to eliminate these abusive practices while allowing middle-market borrowers to continue to have unrestricted access to credit for personal purposes, such as the purchase of homes, automobiles and consumer goods. As part of this effort we have adopted a set of lending best practice initiatives. These initiatives, which may be modified from time to time, are discussed at our corporate web site, www.household.com under the heading "Customer Commitment". As part of our agreement with the state attorneys general and regulators, we also agreed to provide simplified and improved lending disclosures and additional compliance controls over the loan closing process. Notwithstanding these efforts, it is possible that broad legislative initiatives will be passed which will impose additional costs and rules on our businesses. Although we have the ability to react quickly to new laws and regulations, it is too early to estimate the effect, if any, these activities will have on us in a particular locality or nationally.

     Banking Institutions. Effective July 1, 2002, we combined all of our credit card banks into a single banking subsidiary of HFC chartered by the OCC. Effective January 30, 2003, we dissolved our Thrift and are no longer a savings and loan holding company subject to the supervision of the Office of Thrift Supervision ("OTS"). As a result of these actions, we now own a single bank, which issues only consumer credit cards. During 2002, because deposits held at our banking institutions were insured by the Federal Deposit Insurance Corporation ("FDIC"), the FDIC also had jurisdiction over them and was actively involved in reviewing their financial and managerial strength. This supervision continues as to our credit card bank.

     Our banking institution originates receivables in our MasterCard, Visa, and private label credit card businesses. Prior to January 2003, the Thrift originated loans for our refund lending business, certain first mortgage loans and other loans. Historically, these institutions improved our operational efficiencies by offering loan products with common characteristics across the United States. Generally, these banking institutions sold the receivables they originated to non-banking affiliates (also subsidiaries of Household) so that Household could manage all of its customers with uniform policies, regardless through which legal entity a loan was made. In addition, this structure allowed us to better manage the levels of regulatory capital required to be maintained at these banking institutions. In 2002, we were advised by the OTS, OCC and FDIC that in accordance with their 2001 Guidance for Subprime Lending Programs, they would require higher capital levels for institutions holding nonprime or subprime assets. These capital levels were greater than the historical levels we had maintained at our subsidiary banking institutions. Household and HFC agreed to maintain the regulatory capital of our institutions at these specified levels. Consistent with the need to better manage these new capital requirements, we combined all of our credit card banks into a single credit card banking subsidiary of HFC on July 1, 2002. Also on this date, the credit card bank sold all of its existing receivables to non-bank HFC subsidiaries, which also purchase new receivables from the bank on a daily basis. In addition, we sold substantially all of the assets and deposits of our Thrift in the fourth quarter of 2002. We believe that these actions streamline and simplify our regulatory structure and optimize capital and liquidity management. We do not expect that any of these actions will have a material adverse effect on our business or our financial condition.

     Our credit card banking subsidiary is subject to capital requirements, regulations and guidelines imposed by the OCC and FDIC. During 2002, because deposits held at our banking institutions were insured by the FDIC, the FDIC also had jurisdiction over them and was actively involved in reviewing their financial and managerial strength. This supervision continues as to our credit card bank. For example, this institution is subject to federal regulations concerning its general investment authority as well as its ability to acquire financial institutions, enter into transactions with affiliates and pay dividends. Such regulations also govern the permissible activities and investments of any subsidiary of a bank.

     Our credit card banking subsidiary is also subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). Among other things, FDICIA creates a five-tiered system of capital measurement for regulatory purposes, places limits on the ability of depository institutions to acquire brokered deposits, and gives broad powers to federal banking regulators, in particular the FDIC, to require undercapitalized institutions to adopt and implement a capital restoration plan and to restrict or prohibit a number of activities, including the payment of cash dividends, which may impair or threaten the capital adequacy of the insured depository institution. Federal banking regulators may apply corrective measures to an insured depository institution, even if it is adequately capitalized, if such institution is determined to be operating in an unsafe or unsound condition or engaging in an unsafe or unsound activity. In addition, federal banking regulatory agencies have adopted safety and soundness standards governing operational and managerial activities of insured depository institutions and their holding companies regarding internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation.

     In January 2003, the four federal bank regulatory agencies issued final guidance for account management and loss allowance practices for credit card lending. We believe that implementation of the guidance should not have a material adverse impact on our financial statements or the way we manage our business. This guidance (as well as earlier guidance on other topics, including criteria for resetting the delinquency status of an account to current) does not apply to our non-bank lending operations.

     Our principal United Kingdom subsidiary (HFC Bank plc) is subject to oversight and regulation by the U.K. Financial Services Authority ("FSA"). We have indicated our intent to the FSA to maintain the regulatory capital of this institution at specified levels. We do not anticipate that any capital contribution will be required for our United Kingdom bank in the near term.

     We also maintain a trust company in Canada, which is subject to regulatory supervision by the Office of the Superintendant of Financial Institutions ("OFSI").

     Insurance. Our credit insurance business is subject to regulatory supervision under the laws of the states in which it operates. Regulations vary from state to state but generally cover licensing of insurance companies, premium and loss rates, dividend restrictions, types of insurance that may be sold, permissible investments, policy reserve requirements, and insurance marketing practices.

     Our insurance operations in the United Kingdom and the Republic of Ireland are subject to regulatory supervision by the FSA and the Department of Enterprise, Training and Employment, respectively.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     Certain matters discussed throughout this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of Household that are not statements of historical fact and may also constitute forward-looking statements. Words such as "believe", "expects", "estimates", "targeted", "anticipates", "goal" and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. Household undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

     The important factors, many of which are out of our control, which could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents are:

     - changes in laws and regulations, including attempts by local, state and national regulatory agencies or legislative bodies to control alleged "predatory" lending practices through broad initiatives aimed at lenders operating in the nonprime or subprime consumer market;

     - increased competition from well-capitalized companies or lenders with access to government sponsored organizations for our consumer segment which may impact the terms, rates, costs or profits historically included in the loan products we offer or purchase;

     - changes in accounting or credit policies, practices or standards, as they may be internally modified from time to time or as required by regulatory agencies and the Financial Accounting Standards Board;

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

     - the effectiveness of models or programs to predict loan delinquency or loss and initiatives to improve collections in all business areas, and changes we may make from time to time in these models, programs and initiatives;

     - continued consumer acceptance of our distribution systems and demand for our loan or insurance products;

     - changes associated with, as well as the difficulty in integrating systems, operational functions and cultures, as applicable, of any organization or portfolio acquired by Household;

     - a reduction of our debt ratings by any of the nationally recognized statistical rating organizations that rate these instruments to a level that is below our current rating;

     - the costs, effects and outcomes of regulatory reviews or litigation relating to our nonprime loan receivables or the business practices or policies of any of our business units, including, but not limited to, additional compliance requirements;

     - increased funding costs resulting from continued or further instability in the capital markets and risk tolerance of fixed income investors;

     - the costs, effects and outcomes of any litigation matter that is determined adversely to Household or its businesses;

     - the ability to attract and retain qualified personnel to support the underwriting, servicing, collection and sales functions of our businesses;

     - failure to complete the merger with HSBC in accordance with the announced terms; and

     - the inability of Household to manage any or all of the foregoing risks as well as anticipated.

AVAILABLE INFORMATION

     Household maintains a website at www.household.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports.

ITEM 2.  PROPERTIES.

     Our operations are located throughout the United States, in 10 provinces in Canada and in the United Kingdom, with principal facilities located in Lewisville, Texas; New Castle, Delaware; Brandon, Florida; Jacksonville, Florida; Tampa, Florida; Chesapeake, Virginia; Virginia Beach, Virginia; Hanover, Maryland; Bridgewater, New Jersey; Rockaway, New Jersey; Las Vegas, Nevada; Charlotte, North Carolina; Portland, Oregon; Pomona, California; Chicago, Illinois; Elmhurst, Illinois; Franklin Park, Illinois; Prospect Heights, Illinois; Schaumburg, Illinois; Vernon Hills, Illinois; Wood Dale, Illinois; Carmel, Indiana; Salinas, California; San Diego, California; London, Kentucky; Sioux Falls, South Dakota; North York, Ontario, Canada; Birmingham, United Kingdom and Windsor, Berkshire, United Kingdom.

     Substantially all branch offices, divisional offices, corporate offices, regional processing and regional servicing center spaces are operated under lease with the exception of the headquarters building for our United Kingdom operations, a credit card processing facility in Las Vegas, Nevada, servicing facilities in London, Kentucky, Mt. Prospect, Illinois, and Chesapeake, Virginia, offices in Birmingham, United Kingdom; and an airplane hanger in Wheeling, Illinois. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

     General We are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. Certain of these actions are or purport to be class actions seeking damages in very large amounts. These actions assert violations of laws and/or unfair treatment of consumers. Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. We believe that our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition.

     Merger Litigation Several lawsuits have been filed alleging violations of law with respect to the pending merger with HSBC. While the lawsuits are in their preliminary stages, we believe that the claims lack merit and the defendants deny the substantive allegations of the lawsuits. These lawsuits are described below.

     Two of the lawsuits are pending in the Circuit Court of Cook County, Illinois, Chancery Division. One, McLaughlin v. Aldinger et al., No. 02 CH 20683 (filed on November 15, 2002), asserts claims on behalf of a purported class of holders of Household common stock against Household and certain of its officers and directors for breach of fiduciary duty in connection with the pending merger with HSBC on the grounds that the defendants allegedly failed to take appropriate steps to maximize the value of a merger transaction for holders of Household common stock. While the complaint contends that plaintiffs will suffer irreparable harm unless the pending merger with HSBC is enjoined, it seeks only unspecified damages. The other, Pace v. Aldinger et al., No. 02 CH 19270 (filed on October 24, 2002 and amended on November 15, 2002), is both a purported derivative lawsuit on behalf of Household and a purported class action on behalf of holders of Household common stock. This lawsuit was filed prior to the announcement of the pending merger with HSBC and originally asserted claims relating to the restatement of our consolidated financial statements, the preliminary agreement with a multi-state working group of state attorneys general, and other accounting matters. It has since been amended to allege that Household and certain of its officers and directors breached their fiduciary duties in connection with the pending merger with HSBC and seeks to enjoin the pending merger with HSBC, as well as unspecified damages allegedly stemming both from the pending merger and the original claims described above. On March 11, 2003, the plaintiff in the Pace action moved the Court for expedited discovery and to set a hearing date for a preliminary injunction motion seeking to enjoin the pending merger with HSBC. On March 13, 2003, the Court denied the motion without prejudice.

     A third lawsuit relating to the pending merger with HSBC, Williamson v. Aldinger et al., No. 03 C00331 (filed on January 15, 2003), is pending in the United States District Court for the Northern District of Illinois. This derivative lawsuit on behalf of Household claims that certain of Household's officers and directors breached their fiduciary duties and committed corporate waste by agreeing to the pending merger with HSBC and allegedly failing to take appropriate steps to maximize the value of a merger transaction. The complaint seeks to enjoin the pending merger with HSBC. As to each case described above, the appropriate insurance carrier has been placed on notice.

     Plaintiffs in the three actions have asserted that the proxy materials provided to our stockholders are deficient in failing to disclose or sufficiently emphasize the following, which plaintiffs consider important to our stockholders' decision with respect to the pending merger with HSBC, including: that Household or its financial advisor failed to obtain internal projections of HSBC of its expected future performance; that, as has been alleged, Household failed to take adequate steps to "shop" the company before agreeing to the merger agreement with HSBC and that the magnitude of the termination fee payable to HSBC under the merger agreement in certain circumstances constitutes an unreasonable impediment to a competing transaction; and that, also as has been alleged, the senior management of Household and our Board of Directors were motivated to approve and recommend the merger with HSBC allegedly in order to insulate themselves from personal liability for claims arising out of the restatement of our consolidated financial statements, the preliminary agreement with a multi-state working group of state attorneys general, and other accounting matters.

     On March 18, 2003, the plaintiffs in the three actions (together with the plaintiff in another related action pending in the Circuit Court of Cook County, Illinois, Chancery Division (Bailey v. Aldinger et al., No. 02 CH 16476 (filed August 27, 2002)) agreed in principle to a settlement of the actions based on, among other things, the additional disclosures above relating to their allegations and HSBC's agreement to waive $55 million of the termination fee otherwise payable to HSBC from Household under the merger agreement in certain circumstances. That agreement in principle is subject to customary conditions including definitive documentation of the settlement, additional confirmatory discovery by the plaintiffs and approval by the Courts following notice to the stockholders and a hearing. A hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the Court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the merger.

     Consumer Lending Litigation During the past several years, the press has widely reported certain industry related concerns that may impact us. Some of these involve the amount of litigation instituted against finance and insurance companies operating in the states of Alabama and Mississippi and the large awards obtained from juries in those states. Like other companies in this industry, some of our subsidiaries are involved in a number of lawsuits pending against them in Alabama and Mississippi. The Alabama and Mississippi cases generally allege inadequate disclosure or misrepresentation of financing terms. In some suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Several of these suits purport to be class actions or have multiple plaintiffs. The judicial climate in Alabama and Mississippi is such that the outcome of all of these cases is unpredictable. Although our subsidiaries believe they have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Appropriate insurance carriers have been notified of each claim, and a number of reservations of rights letters have been received. Certain of the financing of merchandise claims have been partially covered by insurance.

     On October 11, 2002, we reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and/or state consumer protection, consumer financing and banking laws and regulations with respect to secured real estate lending from our retail branch consumer lending operations. This preliminary agreement, and related subsequent consent decrees and similar documentation entered into with each of the 50 states and the District of Columbia, are referred to collectively as the "Multi-State Settlement Agreement." The Multi-State Settlement Agreement requires us to establish a settlement fund and to pay certain expenses of investigation and administration. We will also provide greater disclosures and alternatives for customers in connection with "nonprime" mortgage lending originated by our retail branch network. In addition, we will unilaterally amend all branch originated real estate secured loans to provide that no pre-payment penalty is payable later than 24 months after origination. No fines, penalties or punitive damages were assessed by the states pursuant to the Multi-State Settlement Agreement. The Multi-State Agreement became effective as of December 16, 2002.

     Under the terms of the Multi-State Settlement Agreement, we established a fund of $484 million to be divided among all participating states (including the District of Columbia), with each state receiving a proportionate share of the funds based upon the volume of the retail branch originated real estate secured loans we made in that state during the period of January 1, 1999 to September 30, 2002. We deposited three equal installments into the fund in January, February and March 2003.

     We have also paid $10.2 million to the states as reimbursement for the expenses of their investigation and will pay fees and expenses of an independent settlement fund administrator of up to $9.8 million. At our expense, we will also retain an independent monitor to report on our compliance with the Multi-State Settlement Agreement over the next five years.

     Each borrower that receives a payment under the Multi-State Settlement Agreement will be required to release all civil claims against us relating to our consumer lending practices. Each state has agreed that the settlement resolves all current civil investigations and proceedings by the attorneys general and state lending regulators relating to the lending practices at issue.

     We recorded a pre-tax charge in the third quarter of fiscal year 2002 of $525 million reflecting the costs of the Multi-State Settlement Agreement and related matters.

     We have also been named in purported class actions by individuals and consumer groups directly or supporting individuals in the United States (such as the AARP and the "Association of Community Organizations for Reform Now") claiming that our loan products or lending policies and practices are unfair or misleading to consumers. Judicial certification of a class is required before any claim can proceed on behalf of a purported class and, to date, none of the purported class claims has been certified. Although the Multi-State Settlement Agreement does not cause the immediate dismissal of these purported class actions, we believe it substantially reduces our risk of any material liability that may result since every consumer who receives payments as a result of the Multi-State Settlement Agreement must release us from any liability for such claims generally as alleged by these individuals and groups. We intend to seek resolution of these related legal actions provided it is financially prudent to do so. Otherwise, we intend to defend vigorously against the allegations. Regardless of the approach taken with respect to these purported class actions, we believe that any liability that may result will not have a material financial impact. We expect, however, that consumer groups will continue to target us in the media, with regulators, with legislators and with legal actions to pressure us and the nonprime lending industry into accepting concessions that would more heavily regulate the nonprime lending industry. (See "Regulation and Competition" above.)

     Securities Litigation As reported in our Annual Report on Form 10-K/A for the year ended December 31, 2001, which was filed with the United States Securities and Exchange Commission on August 27, 2002 and subsequently amended on March 20, 2003 as a result of the SEC consent order discussed above, we restated our previously reported consolidated financial statements. The restatement relates to certain MasterCard and Visa co-branding and affinity credit card relationships and a third party marketing agreement, which were entered into between 1992 and 1999. All were part of our Credit Card Services segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. There was no significant change as a result of these adjustments on the prior periods net earnings trends previously reported. The restatement resulted in a $155.8 million, after-tax, retroactive reduction to retained earnings at December 31, 1998. As a result of the restatement, Household, and its directors, certain officers and former auditors, have been involved in various legal proceedings, some of which purport to be class actions. A number of these actions allege violations of federal securities laws, were filed between August and October 2002, and seek to recover damages in respect of allegedly false and misleading statements about our common stock. To date, none of the class claims has been certified. These legal actions have been consolidated into a single purported class action, Jaffe v. Household International, Inc., et all., No. 02 C 5893 (N.D. Ill. filed August 19, 2002), and a consolidated and amended complaint was filed on March 7, 2003. The amended complaint purports to assert claims under the federal securities laws, on behalf of all persons who purchased or otherwise acquired Household securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with Household's sales and lending practices, its preliminary agreement with a multi-state working group of state attorneys general, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought.

     Other actions arising out of the restatement, which purport to assert claims under ERISA on behalf of participants in Household's Tax Reduction Investment Plan, have been consolidated into a single purported class action, In re Household International, Inc. ERISA Litigation, Master File No. 02 C 7921 (N.D. Ill); a consolidated and amended complaint is to be filed by March 31, 2003. Since the amended complaint has not yet been filed, it is not possible to state what the claims may be or what damages may be sought.

     With respect to these securities litigation matters, we believe that we have not, and our officers and directors have not, committed any wrongdoing and in each instance there will be no finding of improper activities that may result in a material liability to us or any of our officers or directors.

     Regulatory Proceedings Additionally, on March 18, 2003, without admitting or denying any wrongdoing, we consented to the entry of an order by the SEC relating to the sufficiency of certain disclosures in reports we filed with the SEC during 2002, as described in more detail under "Business -- General -- 2002 Developments."

     In order to complete the merger, HSBC must obtain the approval of the OCC for the change in control of Household Bank (SB), N.A. (the "Bank"), our credit card banking subsidiary. Concurrently with the application process, Household and the OCC have endeavored to resolve any outstanding regulatory issues with respect to the Bank. In this regard, the Bank has executed an agreement with the OCC relating to the resolution of issues involving a credit card program for customers of Hispanic Air Conditioning and Heating ("Hispanic Air") conducted by the Bank from 1997 to 1999. During that period, the Bank provided financing for Hispanic Air's sales of heating, ventilation and air conditioning ("HVAC") systems under a private label credit card program established with manufacturers of HVAC equipment for who Hispanic Air was an authorized dealer. In 1999, the attorney general of the State of Texas filed suit against Hispanic Air, accusing Hispanic Air of deceptive and wrongful practices in the marketing, sale and installation of HVAC systems. In September 2000, the Texas attorney general added the Bank and certain of its affiliates as defendants. During this time, the Bank voluntarily put in place a comprehensive remediation program to resolve the complaints of customers of Hispanic Air. The Bank was dismissed from the Texas action in 2002.

     In June 2000, the attorney general for the State of Arizona, who had also filed suit against Hispanic Air, added the Bank and an affiliate as defendants. In connection with this proceeding, the Bank requested that the OCC, as the agency with exclusive visitorial powers over the Bank, intervene and the OCC commenced an investigation. The Bank has provided information to the OCC from time to time in connection with this investigation. As part of our efforts to resolve any open regulatory issues with the OCC, the Bank has executed an agreement with the OCC, under which the Bank will be required to take certain additional actions to supplement its prior remediation program. These actions will involve providing additional notification to all eligible consumers of the availability of remediation, providing inspection and repair or replacement of equipment, providing reimbursement to customers who have incurred expenses to repair equipment, providing reductions to principal and interest of consumer credit card balances, providing reimbursement for warranties and late fees and developing an action plan to enhance the administration of the Bank's private label credit card programs. We estimate that the pre-tax cost of taking these additional remedial actions will be less than $1,000,000. Language in the written agreement confirms our position that the OCC has exclusive jurisdiction over the matters complained of by the State of Arizona. The written agreement makes it clear that the Bank neither admits nor denies that it has engaged in any unsafe or unsound banking practices or violated any law or regulation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of March 19, 2003, there were 16,393 record shareholders of Household's common stock.

     Our common stock is listed on the New York and Chicago stock exchanges. We also have unlisted trading privileges on the Boston, Pacific and Philadelphia stock exchanges. Call and put options are traded on the American Stock Exchange, Pacific Stock Exchange and Chicago Board of Options Exchange.

     The following table shows the high and low sales prices for our common stock and the dividends we paid per share of common stock for each quarterly period in 2002 and 2001:

                                           2002                                    2001
                           -------------------------------------   -------------------------------------
                            FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
COMMON STOCK               QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
------------               -------   -------   -------   -------   -------   -------   -------   -------
Price per share
  High...................  $60.90    $63.25    $50.84    $32.00    $62.00    $69.98    $69.49    $61.40
  Low....................   43.50     47.06     26.10     20.00     52.00     57.45     48.00     51.29
Dividends per share......    0.22      0.25      0.25      0.25      0.19      0.22      0.22      0.22

ITEM 6.  SELECTED FINANCIAL DATA.

                                                          2002           2001          2000          1999          1998
                                                       ----------     ----------     ---------     ---------     ---------
                                                        (ALL DOLLAR AMOUNTS EXCEPT PER SHARE DATA ARE STATED IN MILLIONS)
STATEMENT OF INCOME DATA-YEAR ENDED DECEMBER 31
OWNED BASIS
Net interest margin and other revenues, excluding
  loss on disposition of Thrift assets and
  deposits...........................................  $ 11,178.5     $  9,606.5     $ 7,905.4     $ 6,616.4     $ 6,294.7
Loss on disposition of Thrift assets and deposits....       378.2             --            --            --            --
Provision for credit losses on owned receivables.....     3,732.0        2,912.9       2,116.9       1,716.4       1,516.8
Total costs and expenses, excluding settlement charge
  and related expenses...............................     4,290.5        3,875.2       3,289.0       2,771.1       2,891.7
Settlement charge and related expenses...............       525.0             --            --            --            --
Merger and integration related costs.................          --             --            --            --       1,000.0
Income taxes.........................................       695.0          970.8         868.9         700.6         404.4
                                                       ----------     ----------     ---------     ---------     ---------
Net income...........................................  $  1,557.8(1)  $  1,847.6     $ 1,630.6     $ 1,428.3     $   481.8(1)
                                                       ==========     ==========     =========     =========     =========
PER COMMON SHARE DATA
Basic earnings.......................................  $     3.26     $     3.97     $    3.44     $    2.98     $     .96
Diluted earnings.....................................        3.22           3.91          3.40          2.95           .94
Dividends declared...................................         .97            .85           .74           .68           .60
Book value...........................................       19.43          17.16         16.28         13.33         12.56
Average number of common and common equivalent shares
  outstanding(3).....................................       464.6          468.1         476.2         481.8         496.4
                                                       ----------     ----------     ---------     ---------     ---------
SELECTED FINANCIAL RATIOS
OWNED BASIS:
Return on average owned assets.......................        1.62%(1)       2.26%         2.35%         2.55%          .96%(1)
Return on average common shareholders' equity........        17.3(1)        24.1          23.2          23.2           7.6(1)
Net interest margin..................................        7.57           7.85          7.68          7.74          7.22
Efficiency ratio.....................................        42.6(1)        38.4          39.6          39.5          60.3(1)
Consumer two-month-and-over contractual delinquency
  ratio..............................................        5.57           4.53          4.26          4.82          5.31
Consumer net charge-off ratio........................        3.81           3.32          3.18          3.67          3.76
Reserves as a percent of receivables.................        4.04           3.33          3.14          3.36          3.92
Reserves as a percent of net charge-offs.............       106.5          110.5         109.9         101.1         112.6
Reserves as a percent of nonperforming loans.........        90.7           91.0          90.2          87.5         100.3
Common dividend payout ratio.........................        30.1(1)        21.7          21.7          23.1          63.8(1)
                                                       ----------     ----------     ---------     ---------     ---------
OWNED BASIS BALANCE SHEET DATA AT DECEMBER 31
Total assets.........................................  $ 97,860.6     $ 88,910.9     $76,309.2     $60,451.8     $52,647.7
Receivables:(2)
  Domestic:
    Real estate secured..............................  $ 44,139.7     $ 42,473.8     $33,920.0     $23,571.7     $17,474.1
    Auto finance.....................................     2,023.8        2,368.9       1,850.6       1,233.5         805.0
    MasterCard/Visa..................................     7,627.8        6,966.7       5,846.9       4,146.6       5,327.8
    Private label....................................     9,365.6        9,853.4       8,671.5       8,546.7       8,051.0
    Personal non-credit card.........................    11,685.5       11,736.7       9,950.3       7,469.8       5,573.3
    Commercial and other.............................       460.9          505.2         596.3         804.5         844.0
                                                       ----------     ----------     ---------     ---------     ---------
  Total domestic.....................................  $ 75,303.3     $ 73,904.7     $60,835.6     $45,772.8     $38,075.2
                                                       ----------     ----------     ---------     ---------     ---------
  Foreign:
    Real estate secured..............................  $  1,678.8     $  1,383.0     $ 1,259.7     $ 1,090.2     $ 1,218.6
    MasterCard/Visa..................................     1,318.7        1,174.5       2,206.7       2,167.8       1,852.4
    Private label....................................     1,974.0        1,810.5       1,675.8       1,573.0       1,515.0
    Personal non-credit card.........................     2,285.4        1,600.3       1,377.8       1,681.8       1,535.3
    Commercial and other.............................         2.1            1.7           2.3           3.8           9.4
                                                       ----------     ----------     ---------     ---------     ---------
  Total foreign......................................  $  7,259.0     $  5,970.0     $ 6,522.3     $ 6,516.6     $ 6,130.7
                                                       ----------     ----------     ---------     ---------     ---------
  Total owned receivables:
    Real estate secured..............................  $ 45,818.5     $ 43,856.8     $35,179.7     $24,661.9     $18,692.7
    Auto finance.....................................     2,023.8        2,368.9       1,850.6       1,233.5         805.0
    MasterCard/Visa..................................     8,946.5        8,141.2       8,053.6       6,314.4       7,180.2
    Private label....................................    11,339.6       11,663.9      10,347.3      10,119.7       9,566.0
    Personal non-credit card.........................    13,970.9       13,337.0      11,328.1       9,151.6       7,108.6
    Commercial and other.............................       463.0          506.9         598.6         808.3         853.4
                                                       ----------     ----------     ---------     ---------     ---------
  Total owned receivables............................  $ 82,562.3     $ 79,874.7     $67,357.9     $52,289.4     $44,205.9
                                                       ==========     ==========     =========     =========     =========
Deposits(1)..........................................  $    821.2     $  6,562.3     $ 8,676.9     $ 4,980.0     $ 2,105.0
Commercial paper, bank and other borrowings..........     6,128.3       12,024.3      10,787.9      10,777.8       9,917.9
Senior and senior subordinated debt..................    74,776.2       56,823.6      45,053.0      34,887.3      30,438.6
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts....................       975.0          975.0         675.0         375.0         375.0
Preferred stock......................................     1,193.2          455.8         164.4         164.4         164.4
Common shareholders' equity(3).......................     9,222.9        7,842.9       7,667.2       6,237.0       6,065.6
                                                       ----------     ----------     ---------     ---------     ---------

                                                          2002           2001          2000          1999          1998
                                                       ----------     ----------     ---------     ---------     ---------
                                                        (ALL DOLLAR AMOUNTS EXCEPT PER SHARE DATA ARE STATED IN MILLIONS)
SELECTED FINANCIAL RATIOS
MANAGED BASIS:(4)
Return on average managed assets.....................        1.31%(1)       1.83%         1.85%         1.92%          .66%(1)
Common and preferred equity to managed assets........        8.48           7.55          8.11          8.01          8.61
Tangible shareholders' equity to tangible managed
  assets(5)(6).......................................        9.08           7.57          7.13          6.69          6.91
Tangible common equity to tangible managed
  assets(5)(7).......................................        6.83           6.24          6.24          6.00          6.15
Net interest margin..................................        8.47           8.44          8.05          8.19          7.78
Efficiency ratio.....................................        36.0(1)        34.3          34.5          33.9          50.4(1)
Consumer two-month-and-over contractual delinquency
  ratio..............................................        5.24           4.46          4.20          4.66          4.90
Consumer net charge-off ratio........................        4.28           3.73          3.64          4.13          4.29
Reserves as a percent of receivables.................        4.74           3.78          3.65          3.72          3.99
Reserves as a percent of net charge-offs.............       113.8          110.7         111.1          98.2          94.4
Reserves as a percent of nonperforming loans.........       112.6          105.0         107.0         100.1         109.5
                                                       ----------     ----------     ---------     ---------     ---------
MANAGED BASIS BALANCE SHEET DATA AT DECEMBER 31(4)
Total assets.........................................  $122,794.1     $109,858.9     $96,558.7     $79,890.7     $72,349.5
Managed receivables:(2)
  Real estate secured................................  $ 46,274.7     $ 44,718.6     $36,637.5     $26,935.5     $22,330.1
  Auto finance.......................................     7,442.4        6,395.5       4,563.3       3,039.8       1,765.3
  MasterCard/Visa....................................    18,952.6       17,395.2      17,583.4      15,793.1      16,610.8
  Private label......................................    14,916.7       13,813.9      11,997.3      11,269.7      10,377.5
  Personal non-credit card...........................    19,446.4       17,992.6      16,227.3      13,881.9      11,970.6
  Commercial and other...............................       463.0          506.9         598.6         808.3         853.4
                                                       ----------     ----------     ---------     ---------     ---------
Total managed receivables............................  $107,495.8     $100,822.7     $87,607.4     $71,728.3     $63,907.7
                                                       ==========     ==========     =========     =========     =========

---------------

(1) The following information, including operating results for 2002 and 1998 which are provided on a non-GAAP basis, is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. For 2002, the operating results, percentages and ratios presented below exclude the $333.2 million (after-tax) settlement charge and related expenses and the $240.0 million (after-tax) loss on the disposition of Thrift assets and deposits. For 1998, the operating results, percentages and ratios presented below exclude merger and integration related costs of $751.0 million (after-tax) resulting from the acquisition of Beneficial Corporation ("Beneficial") and the $118.5 million (after-tax) gain on sale of Beneficial's Canadian operations.

                                                             2002       2001       2000       1999       1998
                                                           --------   --------   --------   --------   --------
Operating net income (in millions).......................  $2,131.0   $1,847.6   $1,630.6   $1,428.3   $1,114.3
Return on average owned assets...........................      2.21%      2.26%      2.35%      2.55%      2.22%
Return on average common shareholders' equity............      23.6       24.1       23.2       23.2       17.9
Owned basis efficiency ratio.............................      36.3       38.4       39.6       39.5       45.2
Common dividend payout ratio.............................      21.8       21.7       21.7       23.1       27.1
Return on average managed assets.........................      1.80       1.83       1.85       1.92       1.54
Managed basis efficiency ratio...........................      30.8       34.3       34.5       33.9       37.6

(2) In 2002, we sold $6.3 billion of real estate secured whole loans from our consumer lending and mortgage services businesses and purchased a $.5 billion private label portfolio. In 2001, we sold approximately $1 billion of credit card receivables as a result of discontinuing our participation in the Goldfish credit card program and purchased a $.7 billion private label portfolio. In 2000, we acquired real estate secured portfolios totaling $3.7 billion.

(3) In October 2002, we issued 18.7 million shares of common stock. Share repurchases pursuant to our share repurchase program totaled 4.7 million shares ($279.6 million) in 2002, 17.4 million shares ($916.3 million) in 2001, 5.4 million shares ($209.3 million) in 2000 and 16.8 million shares ($712.9 million) in 1999. Shares repurchased to fund various employee benefit programs totaled 5.0 million shares ($203.0 million) in 1999 and
    10.5 million shares ($412.0 million) in 1998.

(4) We monitor our operations and evaluate trends on both an owned basis as shown in our historical financial statements and on a managed basis. Managed basis reporting adjustments assume that securitized receivables have not been sold and are still on our balance sheet. See pages 20 and 21 for further information on managed basis reporting.

(5) Tangible shareholders' equity to tangible managed assets ("TETMA") and tangible common equity to tangible managed assets are non-GAAP financial ratios that are used by certain rating agencies as a measure to evaluate capital adequacy. These ratios may differ from similarly named measures presented by other companies. Because of its long-term subordinated nature and our ability to defer dividends, these rating agencies consider our trust preferred securities as equity in calculating these ratios. Because they include obligations to purchase our common stock in 2006, our Adjustable Conversion-Rate Equity Security Units are also considered equity in calculating TETMA. Common and preferred equity to total managed assets, the most directly comparable GAAP financial measure to TETMA, is also presented in our selected financial ratios.

(6) Tangible shareholders' equity consists of common shareholders' equity(excluding unrealized gains and losses on investments and cash flow hedging instruments), preferred stock, company obligated mandatorily redeemable preferred securities of subsidiary trusts and, in 2002, Adjustable Conversion-Rate Equity Security Units, less acquired intangibles and goodwill. Tangible managed assets represents total managed assets less acquired intangibles, goodwill and derivative financial assets.

(7) Tangible common equity consists of common shareholders' equity (excluding unrealized gains and losses on investments and cash flow hedging instruments) less acquired intangibles and goodwill. Tangible managed assets represents total managed assets less acquired intangibles, goodwill and derivative financial assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Household is principally a non-operating holding company. Through its subsidiaries, Household provides middle-market consumers with real estate secured loans, auto finance loans, MasterCard* and Visa* credit cards, private label credit cards and personal non-credit card loans. We also offer tax refund anticipation loans ("RALs") in the United States and credit and specialty insurance products in the United States, United Kingdom and Canada. Household may also be referred to in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") as "we", "us", or "our".

     Merger with HSBC Holdings plc In November 2002, Household and HSBC announced they had entered into a definitive merger agreement under which Household will be merged into a wholly owned subsidiary of HSBC, subject to the terms and conditions of the merger agreement. Under the terms of the merger agreement, holders of Household common stock will receive 2.675 HSBC ordinary shares or 0.535 HSBC American Depositary Shares for each share of Household common stock. Prior to the merger, outstanding shares of our $4.30, $4.50 and
5.00 percent cumulative preferred stock will be redeemed pursuant to their respective terms. In connection with the merger, the outstanding shares of our 7.625, 7.60, 7.50 and 8.25 percent preferred stock will be converted into the right to receive cash from HSBC in an amount equal to their liquidation value, plus accrued and unpaid dividends which is an aggregate amount of $1.1 billion. Company obligated mandatorily redeemable preferred securities of subsidiary trusts will remain as outstanding obligations following the merger.

     Pursuant to their terms, the 8.875 percent Adjustable Conversion-Rate Equity Security Units will remain outstanding after the merger, with the purchase contracts that form a portion of such units becoming contracts to purchase HSBC ordinary shares in lieu of Household shares. Outstanding stock options and restricted stock rights ("RSRs") granted under our various equity plans will be assumed by HSBC and converted into options to purchase or rights to receive ordinary shares of HSBC. Stock options and RSRs which were issued prior to November 2002 will vest upon completion of the merger. The employee stock purchase plan was terminated on March 7, 2003 and Household stock was purchased on that date. These shares of Household common stock will be converted into HSBC shares at the time of the merger. All rights to HSBC shares will be adjusted based upon the agreed-upon merger exchange ratio.

     We have agreed that except with HSBC's prior written consent, we will conduct our business in the ordinary course consistent with past practice during the period from the signing of the merger agreement until the completion of the merger. We have also agreed to use reasonable best efforts to preserve our present business organizations, to keep available the services of current officers and key employees and preserve existing relationships and goodwill with persons with whom we do business. Consummation of the merger is subject to regulatory approvals, the approval of the stockholders of both Household and HSBC and other customary conditions.

     Segments  Our operations are divided into three reportable segments:
Consumer, Credit Card Services and International. Our Consumer segment consists of our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom ("U.K.") and Canada. At December 31, 2002, our owned receivables totaled $82.6 billion.

     Basis of Reporting We monitor our operations and evaluate trends on a managed basis which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results and make decisions about allocating resources such as employees and capital on a managed basis. See "Securitizations and Secured Financings" on pages 47 to 50 and Note 5, "Asset Securitizations," and

---------------

     *MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

Note 23, "Segment Reporting," to the accompanying consolidated financial statements for additional information related to the securitizations and secured financings of our businesses.

     The following discussion of our financial condition and results of operations is presented on an owned basis of reporting. On an owned basis of reporting, net interest margin, provision for credit losses and fee income resulting from securitized receivables are included as components of securitization revenue.

                  APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We follow accounting guidance promulgated by the AICPA Accounting and Audit Guide for Finance Companies rather than bank regulatory accounting pronouncements as we are not a bank holding company. Based on the specific customer segment we serve, we believe our policies are appropriate and fairly present the financial position of Household.

     The significant accounting policies used in the preparation of our financial statements are more fully described in Note 1 to the accompanying consolidated financial statements. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions or the application of account management policies and practices which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates, assumptions or account management policies and practices could significantly affect our financial position or our results of operations. We base and establish our account management policies and practices on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions, account management policies and practices or conditions as discussed below.

     We believe that of the significant accounting policies used in the preparation of our consolidated financial statements, the items discussed below involve critical accounting estimates and a high degree of judgment and complexity. Our management has discussed the development and selection of these critical accounting policies with the audit committee of our Board of Directors, including the underlying estimates, assumptions and account management policies, and the audit committee has reviewed our disclosure relating to these accounting policies and practices in this MD&A.

     Credit Loss Reserves Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed to us when they become contractually due. Consequently, we maintain credit loss reserves at a level that we consider adequate to cover our estimate of probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. Loss reserve estimates are reviewed periodically, and adjustments are reflected through the provision for credit losses on owned receivables in the period when they become known. We believe the accounting estimate relating to the reserve for credit losses is a "critical accounting estimate" because (a) the provision for credit losses totaled $3.7 billion in 2002, $2.9 billion in 2001 and $2.1 billion in 2000 and changes in the provision can materially affect net income, (b) it requires us to forecast future delinquency and charge-off trends which are uncertain and require a high degree of judgment and (c) it is influenced by factors outside of our control such as customer payment patterns and economic conditions. Because our loss reserve estimate involves judgement and is influenced by factors outside of our control, it is reasonably possible such estimates could change. The reserve for credit losses is a critical accounting estimate for all of our three reportable segments.

     Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables based on delinquency and restructure status and past loss experience. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, credit counseling accommodation, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan. In addition, loss reserves on consumer receivables are maintained to reflect our assessment of portfolio risk factors which may not be reflected in the statistical calculation which uses roll rates and migration analysis. Roll rates and migration analysis are techniques used to estimate the likelihood that a loan will progress through the various delinquency buckets and ultimately charge-off. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions and current levels in charge-off and delinquency. While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products in establishing credit loss reserves due to the different inherent loss characteristics for each of our products. Charge-off policies are also considered when establishing loss reserve requirements to ensure appropriate allowances exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs in developing our loss reserve estimate.

     Each quarter, we re-evaluate our estimate of probable losses for consumer receivables. Changes in our estimate are recognized in our statement of income as provision for credit losses on owned receivables in the period that the estimate is changed. During 2002 and 2001, our reserves as a percentage of receivables increased, reflecting the impact of a weakened economy, increased industry bankruptcy filings, higher levels of delinquency and charge-off, customer account management policies and practices and the continuing uncertainty as to the ultimate impact the weakened economy will have on delinquency and charge-off levels.

     Our policies and practices for the collection of consumer receivables, including restructuring policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. Such restructuring policies and practices vary by product and are designed to manage customer relationships, maximize collections and avoid foreclosure or repossession if reasonably possible. Approximately two-thirds of all restructured receivables are secured products which may have less loss severity exposure because of the underlying collateral.

     The main criteria for our restructuring policies and practices vary by product. The fact that the restructuring criteria may be met for a particular account does not require us to restructure that account, and the extent to which we restructure accounts that are eligible under the criteria will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, for some products, accounts may be restructured without receipt of a payment in certain special circumstances (e.g., upon reaffirmation of a debt owed to us in connection with a Chapter 7 bankruptcy proceeding). As indicated, our account management policies and practices are designed to manage customer relationships and to help maximize collection opportunities. We use account restructuring as an account and customer management tool in an effort to increase the value of our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time. These policies and practices are continually under review and assessment to assure that they meet the goals outlined above, and accordingly, we modify or permit exceptions to these general policies and practices from time to time. This should be taken into account when comparing restructuring statistics from different periods. Further, to the best of our knowledge, most of our competitors do not disclose account restructuring, reaging, loan rewriting, forbearance, modification, deferment or extended payment information comparable to the information we disclose. The lack of such disclosure by other lenders may limit the ability to draw meaningful conclusions about us and our business based solely on data or information regarding account restructuring statistics or policies.

     In addition to our restructuring policies and practices, we employ other account management techniques, which we typically use on a more limited basis, that are similarly designed to manage customer relationships and maximize collections. These can include, at our discretion, actions such as extended payment arrangements, Credit Card Services consumer credit counseling accommodations, forbearance, modifications, loan rewrites and/or deferments pending a change in circumstances. We typically enter into forbearance agreements, extended payment and modification arrangements or deferments with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower's ability to pay the contractually specified amount for some period or time. These actions vary by product and are under continual review and assessment to determine that they meet the goals outlined above. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower's agreeing to pay us an extra amount in connection with making future payments. In some cases, a forbearance agreement, as well as extended payment or modification arrangements, deferments, consumer credit counseling accommodations, or loan rewrites may involve us agreeing to lower the contractual payment amount or reduce the periodic interest rate. In most cases, the delinquency status of an account is considered to be current if the borrower immediately begins payment under the new account terms, although if the agreed terms are not adhered to by the customer, the account status may be reversed and collection actions resumed. When we use one of these account management techniques, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. We generally consider loan rewrites to involve an extension of a new loan, and such new loans are not reflected in our delinquency or restructuring statistics.

     For more information about our charge-off and customer account management policies and practices, see "-- Credit Quality -- Delinquency and Charge-offs" and "-- Credit Quality -- Account Management Policies."

     Receivables Sold and Serviced With Limited Recourse and Securitization Revenue We use a variety of sources to fund our operations. One of these sources is the securitization of receivables. For securitizations which qualify as sales, the receivables are removed from the balance sheet and a gain on sale and interest-only strip receivable are recognized. Determination of both the gain on sale and the interest-only strip receivable include estimates of future cash flows to be received over the lives of the sold receivables. We believe the accounting estimates relating to gains on sale and the value of the interest-only strip recorded are "critical accounting estimates" because (a) changes in them may materially affect net income, (b) their values may be influenced by factors outside of our control such as customer prepayment patterns and economic conditions which impact charge-off and delinquency and (c) they require us to forecast cash flows which are uncertain and require a high degree of judgment. It should be noted, however, that the life of the receivables that we securitize and which qualify as sales, are relatively short. We have not structured any real estate secured receivable securitization transactions to receive sale treatment since 1997. As a result, the real estate secured receivables, which generally have longer lives than our other receivables, and related debt remain on our balance sheet. Securitizing receivables with shorter lives reduces the period of time for which cash flows must be forecasted and, therefore, reduces the potential volatility of these projections. However, because our securitization accounting involves judgment and is influenced by factors outside of our control, it is reasonably possible such projections could change. Determination of both the gain on sale and the interest-only strip receivable are critical accounting estimates for all of our three reportable segments.

     A gain on sale is recognized for the difference between the carrying value of the receivables securitized and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions based on historical experience and estimates of expected future performance. Gains on sale, net of recourse provisions, are reported as securitization revenue in our consolidated statements of income.

     Securitizations structured as sales transactions also involve the recording of an interest-only receivable which represents our contractual right to receive interest and other cash flows from the securitization trust. Our interest-only strip receivables are reported at estimated fair value using discounted cash flow estimates as a separate component of receivables, net of our estimate of probable losses under the recourse provisions. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholders' equity in accumulated other comprehensive income, net of income taxes. Any decline in the value of our interest-only strip receivable, which is deemed to be other than temporary, is charged against current earnings.

     Assumptions used in estimating gains on sales of receivables are evaluated with each securitization transaction. Assumptions used in valuing interest-only strip receivables are re-evaluated each quarter based on experience and expectations of future performances. During 2002 and 2001, we experienced lower interest rates on both the receivables sold and securities issued as well as higher delinquency and charge-off levels on the underlying receivables sold as a result of the weak economy. These factors impacted both the gains recorded and the values of our interest-only strip receivables.

     The sensitivity of our interest-only strip receivable to various adverse changes in assumptions are disclosed in Note 5, "Asset Securitizations," to the accompanying consolidated financial statements.

     Contingent Liabilities Both we and certain of our subsidiaries are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations which affect all of our three reportable segments. Certain of these activities are or purport to be class actions seeking damages in significant amounts. These actions include assertions concerning violations of laws and/or unfair treatment of consumers.

     Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. However, based upon our current knowledge, our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition, results of operations or cash flows.

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEVELOPMENTS AND TRENDS

     - Our net income was $1.6 billion in 2002, $1.8 billion in 2001 and $1.6 billion in 2000. Our operating net income (a non-GAAP financial measurement of net income excluding the settlement charge and related expenses of $333.2 million, after-tax, and the loss on disposition of Thrift assets and deposits (the "Thrift disposition loss") of $240.0 million, after-tax) was $2.1 billion in 2002, a 15 percent increase over 2001 net income. Operating net income is an important measure in evaluating trends for comparative purposes. Our diluted earnings per share was $3.22 in 2002, a decrease of 18 percent from $3.91 in 2001. Diluted earnings per share was $3.40 in 2000.

       Our improved operating net income was due to receivable and revenue growth. Receivable growth was largely offset by higher securitization levels and asset sales of $6.3 billion including $3.6 billion of receivables that were sold as part of the disposition of Thrift assets. Revenue growth was partially offset by higher operating expenses to support portfolio growth and higher credit loss provision due to the larger portfolio and uncertain economic environment. Our improved operating results in 2002 were offset by the settlement charge and the Thrift disposition loss which collectively reduced net income by $573.2 million.

       On October 11, 2002, we reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and state consumer protection, consumer financing and banking laws and regulations with respect to secured real estate lending from our retail branch consumer lending operations. This agreement became effective on December 16, 2002, with the filing of related consent decrees or similar documentation in 41 states and the District of Columbia. Consent decrees or similar documentation have now been filed in all 50 states and the District of Columbia. We recorded a pre-tax charge of $525.0 million ($333.2 million after-tax) which reflects the costs of this settlement agreement and related matters and has been reflected in the statement of income in total costs and expenses.

       During the fourth quarter of 2002, in conjunction with our efforts to make the most efficient use of our capital and in recognition that the continued operation of the Thrift was not in our long-term strategic interest, we completed the disposition of substantially all of the remaining assets and deposits of the Thrift. Disposition of Thrift assets and deposits included the sale of real estate secured receivables totaling $3.6 billion, the maturity of investment securities totaling $2.2 billion and the sale of retail certificates of deposit totaling $4.3 billion. A loss of $240.0 million (after-tax) was recorded on the disposition of these assets and deposits.

     - Owned receivables were $82.6 billion at year-end 2002, compared to $79.9 billion at year-end 2001. In our real estate secured portfolio, strong growth was substantially offset by whole loan sales of $6.3 billion, including $3.6 billion associated with the disposition of Thrift assets. Strong growth in our auto finance, MasterCard and Visa, private label and personal non-credit card portfolios was offset by higher securitization levels pursuant to our liquidity management plans.

     - Our return on average common shareholders' equity ("ROE") was 17.3 percent in 2002, compared to 24.1 percent in 2001 and 23.2 percent in 2000. Our return on average owned assets ("ROA") was 1.62 percent in 2002, compared to 2.26 percent in 2001 and 2.35 percent in 2000. Excluding the settlement charge and the Thrift disposition loss, ROE was
       23.6 percent and ROA was 2.21 percent in 2002.

     - Our owned net interest margin was 7.57 percent in 2002, compared to 7.85 percent in 2001 and 7.68 percent in 2000. The decrease in 2002 was attributable to our liquidity-related investment portfolio which was established in 2002 and has lower yields than our receivable portfolio. This decrease was partially offset by lower funding costs. The increase in 2001 was primarily attributable to lower funding costs.

     - Our owned consumer charge-off ratio was 3.81 percent in 2002, compared to
       3.32 percent in 2001 and 3.18 percent in 2000. Our delinquency ratio was
       5.57 percent at December 31, 2002, compared to 4.53 percent at December 31, 2001. Both ratios were negatively affected by the weak economy and higher industry bankruptcy filings.

     - During 2002, we recorded owned loss provision greater than charge-offs of $602.9 million, increasing our owned loss reserves to $3.3 billion. Receivables growth, increases in personal bankruptcy filings, higher delinquencies and the weak economy contributed to the higher provision.

     - Our owned basis efficiency ratio was 42.6 percent in 2002, 38.4 percent in 2001 and 39.6 percent in 2000. The 2002 ratio reflects the settlement charge and the Thrift disposition loss. Excluding these items, our owned basis efficiency ratio was 36.3 percent in 2002 and reflects higher revenues, partially offset by higher operating expenses to support growth.

     - On August 14, 2002, we announced a restatement of our prior period financial results relating to our Credit Card Services segment. The restatement related to MasterCard and Visa co-branding and affinity credit card relationships and a marketing agreement with a third party credit card marketing company. The restatement resulted in a $155.8 million, after-tax, retroactive reduction to retained earnings at December 31, 1998.

     - In January 2003, the four federal bank regulatory agencies issued final guidance for account management and loss allowance practices for credit card lending. We believe that implementation of the guidance should not have a material adverse impact on our financial statements or the way we manage our business.

SEGMENT RESULTS -- MANAGED BASIS

     The following summarizes operating results for our reportable operating segments for 2002 compared to 2001 and 2000. See Note 23, "Segment Reporting," to the accompanying consolidated financial statements for additional segment information.

     - Our Consumer segment reported net income of $837.8 million in 2002. Operating net income (a non-GAAP financial measurement of net income excluding the settlement charge and related expenses of $333.2 million, after-tax, and the Thrift disposition loss of $240.0 million, after tax) was $1.4 billion in 2002, compared to net income of $1.3 billion in both 2001 and 2000. Operating net income is an important measure in evaluating trends for comparative purposes. The improved operating results were driven by higher net interest margin and other revenues (excluding the Thrift disposition loss) which increased $1.7 billion, or 25 percent, in 2002 and $1.0 billion, or 17 percent in 2001. Growth in average receivables drove the increases in both years. In 2002, higher securitization activity, pursuant to our liquidity management plans, also contributed to the increases. The higher revenues were partially offset by substantially higher credit loss provision and higher expenses. Our credit loss provision rose $1.4 billion, or 53 percent, in 2002 and $571.9 million, or 29 percent, in 2001 as a result of increased levels of receivables and the continued weak economy. We increased managed loss reserves by recording loss provision greater than charge-offs of $1.0 billion in 2002 and $.4 billion in 2001. Higher salary and operating expenses were the result of additional employees, increased operating costs to support higher receivable levels, increased legal and professional expenses related primarily to our compliance initiatives and investments in the growth of our business.

       Managed receivables grew to $79.4 billion, up 5 percent from $75.6 billion at year-end 2001 and $63.1 billion at year-end 2000. The managed receivable growth was driven by solid growth in all products with the strongest growth in our real estate secured receivables. In 2002, this growth was partially offset by whole loan sales in our mortgage services and consumer lending businesses of $6.3 billion including $3.6 billion of receivables which were sold as part of the disposition of Thrift assets. Return on average managed assets ("ROMA") was 1.02 percent in 2002, compared to 1.88 percent in 2001 and 2.16 percent in 2000. Excluding the settlement charge and Thrift disposition loss, ROMA was 1.71 percent in 2002. The declines in the ratios in both years reflect higher credit loss provision.

     - Our Credit Card Services segment reported improved results over the prior years. Net income increased to $414.0 million in 2002, compared to $291.7 million in 2001 and $144.6 million in 2000. These increases were due primarily to increased net interest margin, which increased $271.2 million to $1.8 billion in 2002, as a result of higher receivable levels and spreads. Net interest margin as a percent of average receivables increased as a result of lower funding costs and pricing floors, which capped rate reductions on certain variable rate credit card products. Fee income also increased in both periods. Revenue growth was partially offset by higher credit loss provision, which increased $260.8 million to $1.4 billion in 2002, and higher operating expenses associated with the higher receivable levels. We increased managed loss reserves by recording loss provision greater than charge-offs of $.1 billion in 2002 and $.2 billion in 2001.

       Managed receivables were $18.1 billion at December 31, 2002, compared to $17.2 billion at year-end 2001 and $16.0 billion at year-end 2000. The AFL-CIO's Union Plus(R) ("UP") portfolio, our affinity card relationship with the AFL-CIO labor federation, and Household Bank branded portfolio reported growth in both 2002 and 2001. The increase in receivables during both 2002 and 2001 also reflects controlled growth in our subprime and merchant partnership portfolios. ROMA improved to 2.20 percent in 2002, compared to 1.72 percent in 2001 and .92 percent in 2000.

     - Our International segment reported net income of $231.5 million in 2002, compared to $204.1 million in 2001 and $230.1 million in 2000. Net income in 2002 includes positive foreign exchange impacts of $9.0 million. In 2002, net interest margin dollars increased primarily as a result of lower funding costs, partially offset by lower average receivables as a result of the fourth quarter 2001 sale of the $1 billion Goldfish credit card portfolio. Other revenues increased in 2002 as a result of increased securitization activity and servicing fees from Centrica, our former partner in the Goldfish program which was discontinued in 2001. Also in 2002, we received a final payment of $55 million from Centrica relating to the termination of the Goldfish program. This revenue growth was partially offset by a higher credit loss provision and higher operating expenses. The decrease in 2001 net income reflects lower net interest margin as a percentage of receivables in the U.K. and higher salaries and occupancy costs associated with our branch expansion efforts. The decline in the net interest margin ratio in 2001 was due to lower yields on private label receivables and a change in the portfolio mix. These decreases were partially offset by higher insurance revenues and higher other income resulting from a payment by Centrica to discontinue our participation in the joint Goldfish credit card program.

       Managed receivables totaled $8.8 billion at year-end 2002, compared to $7.2 billion at year-end 2001 and $7.8 billion at year-end 2000. Receivable balances reflect positive foreign exchange impacts of $718 million at December 31, 2002. In 2002, growth was primarily attributable to MasterCard and Visa and personal non-credit receivables in the U.K. and real estate secured receivables. In 2001, the strongest growth was in our real estate secured and private label portfolios, partially offset by reductions in our MasterCard and Visa portfolio resulting from the discontinuation of the Goldfish program and the related sale of approximately $1.0 billion in receivables. ROMA was 2.60 percent in 2002, compared to 2.36 percent in 2001 and 2.71 percent in 2000.

BALANCE SHEET REVIEW

     Owned assets totaled $97.9 billion at December 31, 2002 and $88.9 billion at year-end 2001. Owned receivables may vary from period to period depending on the timing and size of securitization transactions. We had initial receivable securitizations of $10.2 billion in 2002 and $5.5 billion in 2001. We refer to securitized receivables that are serviced for investors and are not on our balance sheet as our serviced with limited recourse portfolio.

     Receivables growth has been a key contributor to our 2002 results. This growth, however, was substantially offset by real estate secured whole loan sales, including receivables sold as part of the disposition of Thrift assets, and higher securitization levels pursuant to our liquidity management plans. Owned receivables and increases (decreases) over prior years are shown in the following table:

                                                            INCREASE (DECREASE)    INCREASE (DECREASE)
                                                               IN 2002/2001            IN 2001/2000
                                            DECEMBER 31,    -------------------    --------------------
                                                2002            $           %           $           %
                                            ------------    ----------    -----    -----------    -----
                                                    (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
OWNED RECEIVABLES:
Real estate secured.......................   $45,818.5       $1,961.7        4%     $ 8,677.1       25%
Auto finance..............................     2,023.8         (345.1)     (15)         518.3       28
MasterCard/Visa...........................     8,946.5          805.3       10           87.6        1
Private label.............................    11,339.6         (324.3)      (3)       1,316.6       13
Personal non-credit card(1)...............    13,970.9          633.9        5        2,008.9       18
Commercial and other......................       463.0          (43.9)      (9)         (91.7)     (15)
                                             ---------       --------      ---      ---------      ---
Total.....................................   $82,562.3       $2,687.6        3%     $12,516.8       19%
                                             =========       ========      ===      =========      ===

---------------
(1) Personal non-credit card receivables are comprised of the following:

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Domestic personal unsecured.................................  $ 6,446.5   $ 6,547.4
Union Plus personal unsecured...............................    1,095.4     1,067.7
Personal homeowner loans....................................    4,143.5     4,121.6
Foreign unsecured...........................................    2,285.5     1,600.3
                                                              ---------   ---------
Total.......................................................  $13,970.9   $13,337.0
                                                              =========   =========

     - Real estate secured receivables increased $2.0 billion to $45.8 billion during 2002. Growth in our branches was largely offset by whole loan sales of $6.3 billion by our mortgage services and consumer lending businesses including $3.6 billion of receivables which were sold as part of the disposition of Thrift assets. During 2002, strong demand for debt consolidation loans and refinancing due to favorable interest rates contributed to growth in our branches. We intentionally slowed this growth in the fourth quarter of 2002, however, to improve our capital ratios.

       Auto finance receivables decreased $345.1 million to $2.0 billion during 2002. A strong market driven by a favorable interest rate environment contributed to higher originations in 2002. The higher originations were more than offset by increased securitization activity. We had initial securitizations of auto finance receivables of $3.3 billion in 2002 compared to $2.6 billion in 2001.

       MasterCard and Visa receivables increased $805.3 million to $8.9 billion during 2002 despite increased securitization activity. Our partner programs, which include both our GM and Union Plus portfolios, reported growth as a result of new account originations. For GM, this growth was offset by attrition. Our GM portfolio, which consists primarily of prime customers and accounts for almost a quarter of our domestic owned MasterCard and Visa portfolio, continues to produce stable, predictable and profitable results. Our subprime direct mail and Household Bank branded portfolios also reported growth as the result of new originations. We continue to control the growth in our subprime portfolio by limiting credit lines, especially for new customers. Our merchant partnership portfolio and the U.K. also reported strong growth, especially in the U.K.'s marbles(TM) portfolio.

       Private label receivables decreased $324.3 million to $11.3 billion during 2002. Organic growth by existing merchants, expansion of the Best Buy program, strong sales growth by several of our larger merchants and a $.5 billion portfolio acquisition were more than offset by increased securitization activity. We had initial securitizations of private label receivables of $1.7 billion in 2002 compared to $.5 billion in 2001. In 2001, we developed focused marketing efforts and promotions for our core merchant portfolio. These initiatives included formation of dedicated marketing teams for our larger merchants and development of promotions primarily for our mid-size merchants. These efforts contributed strongly to the organic growth in 2002, which was partially offset by the liquidation of certain merchant portfolios.

       Personal non-credit card receivables increased $633.9 million to $14.0 billion during 2002 despite increased securitization activity. We had initial securitizations of personal non-credit card receivables of $3.6 billion in 2002 compared to $2.1 billion in 2001. Domestic and foreign personal unsecured loans (cash loans with no security) are made to customers who do not qualify for a real estate secured or personal homeowner loan ("PHL"). The average personal unsecured loan is approximately $5,000 and 80 percent of the portfolio is closed-end with terms ranging from 12 to 60 months. The Union Plus personal unsecured loans are part of our affinity relationship with the AFL-CIO and are underwritten similar to other personal unsecured loans. The average PHL is approximately $15,000. PHL's typically have terms of 120 or 180 months and are subordinate lien, home equity loans with high (100 percent or more) combined loan-to-value ratios which we underwrite, price, classify and manage like unsecured loans. Because recovery upon foreclosure is unlikely after satisfying senior liens and paying the expenses of foreclosure, we do not consider the collateral as a source for repayment in our underwriting. Historically, these loans have performed better from a credit loss perspective than traditional unsecured loans as consumers are more likely to pay secured loans than unsecured loans in times of financial distress.

     - We reach our customers through many different distribution channels and our growth strategies vary across product lines. The consumer lending business originates real estate and personal non-credit card products through its retail branch network, direct mail, telemarketing, strategic alliances and Internet applications. The mortgage services business originates and purchases real estate secured volume primarily through brokers and correspondents. Private label credit card volume is generated through merchant promotions, application displays, Internet applications, direct mail and telemarketing. Auto finance loan volume is generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance volume is generated through direct lending which includes alliance partner referrals, Internet applications and direct mail. MasterCard and Visa loan volume is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our co-branding and affinity relationships, mass media advertisements (GM Card(R)) and merchant relationships sourced through our retail services business. We also supplement internally-generated receivable growth with portfolio acquisitions.

       We also are active in cross-selling more products to our existing customers. This opportunity for receivable growth results from our broad product array, recognized brand names, varied distribution channels, and large, diverse customer base. As a result of these cross-selling initiatives, we increased our products per customer by almost 5 percent in 2002. Products per customer is a measurement of the number of products held by an individual customer whose borrowing relationship with us is considered in good standing. Products include all loan, insurance and related products.

       Based on certain criteria, we offer personal non-credit card customers who meet our current underwriting standards the opportunity to convert their loans into real estate secured loans. This enables our customers to have access to additional credit at lower interest rates. This also reduces our potential loss exposure and improves our portfolio performance as previously unsecured loans become secured. We converted approximately $350 million of personal non-credit card loans into real estate secured loans in 2002 and $400 million in 2001. It is not our practice to rewrite or reclassify any delinquent secured loans (real estate or auto) into personal non-credit card loans.

       The Internet is also an increasingly important distribution channel and is enabling us to expand into new customer segments, improve delivery in indirect distribution and serve current customers in a more cost-effective manner. Receivables originated via the Internet doubled in 2002. At December 31, 2002, we had almost $7 billion in receivables and 2 million accounts which were originated via the Internet. We currently accept loan applications via the Internet for all of our products and have the ability to serve our customers entirely on-line or in combination with our other distribution channels.

     - The owned consumer two-months-and-over contractual delinquency ratio was
       5.57 percent at December 31, 2002, compared to 4.53 percent at December 31, 2001. The owned consumer net charge-off ratio was 3.81 percent in 2002, compared to 3.32 percent in 2001 and 3.18 percent in 2000.

     - Our owned credit loss reserves were $3.3 billion at December 31, 2002, compared to $2.7 billion at December 31, 2001. Credit loss reserves as a percent of owned receivables were 4.04 percent at December 31, 2002, compared to 3.33 percent at year-end 2001.

     - By December 31, 2002, we had exceeded our previously announced capital targets. We strengthened our ratio of tangible equity to tangible managed assets ("TETMA") to 9.08 percent, compared to a target level of 8.50 percent, and up from 7.57 percent at December 31, 2001. The ratio of tangible common equity to tangible managed assets reached 6.83 percent at December 31, 2002 versus the target level of 6.70 percent, and up from
       6.24 percent at December 31, 2001. These targets were met by generating earnings, suspending share repurchases, restricting growth, selling assets and issuing capital securities. TETMA and tangible common equity to tangible managed assets are non-GAAP financial ratios that are used by certain rating agencies as a measure to evaluate capital adequacy. The ratio of common and preferred equity to total managed assets, the most directly comparable GAAP financial measure to TETMA, was 8.48 percent at December 31, 2002 and 7.55 percent at December 31, 2001. In the fourth quarter of 2002, we issued 18.7 million shares of our common stock for approximately $400 million and also issued $542 million of debt which includes purchase contracts requiring the holder of the contract to purchase shares of our common stock in 2006.

     - On October 11, 2002, in response to the attorneys general settlement and the announced disposition of our Thrift, Standard & Poor's ("S&P") announced that it had revised its long-term and commercial paper debt ratings for Household and its principal borrowing subsidiaries, including HFC, as follows: long-term senior debt from "A" to "A-" and short-term debt from "A-1" to "A-2". Also on October 11, 2002, Fitch Ratings announced that it had placed the long-term and commercial paper debt ratings of Household and each of its subsidiaries on "Ratings Watch Negative," while Moody's Investors Service affirmed all ratings for Household and HFC. These actions contributed to additional volatility in the trading of our debt and preferred securities and reduced our access to and increased our costs in the commercial paper market.

       In response to our announced merger with HSBC, S&P placed our ratings on "Positive" credit watch, Fitch gave our ratings an "Evolving" rating watch and Moody's placed our ratings on "Watch for Upgrade." These actions resulted in reduced volatility in the trading of our securities and enabled us to access the unsecured debt markets at more attractive rates. Our ratings are well within the investment grade rating categories at all rating agencies for all of our debt and preferred securities.

     - During 2002, we took a number of steps as part of our liquidity management plans which reduced our reliance on short-term debt and strengthened our position against market-induced volatility. These steps included issuing long-term debt which lengthened the term of our funding, establishing $6.25 billion in incremental real estate secured conduit capacity, completing real estate secured whole loan sales of $6.3 billion, disposing of our Thrift assets and deposits, issuing shares of our common and preferred stock, issuing debt which includes purchase contracts on our common stock in 2006, issuing securities backed by dedicated home equity loan receivables of $7.5 billion and establishing an investment security liquidity portfolio which totaled $3.9 billion at December 31, 2002 including $2.2 billion which is dedicated to our credit card bank. We intend to maintain an investment security portfolio for the near future to protect us from liquidity concerns. This action will continue to adversely impact our net interest margin and net income due to the lower return generated by these assets. Our insurance subsidiaries also held an additional $3.1 billion in investment securities at December 31, 2002.

     - In connection with our share repurchase program, we repurchased 4.7 million shares of our common stock for a total of $279.6 million during 2002. We stopped our 2002 stock buy-back program in August 2002 as part of our initiatives to achieve our TETMA target of 8.50 percent. Since announcing our first share repurchase program in March 1999, we have repurchased 44.4 million shares for a total of $2.1 billion. At December 31, 2002, we had agreements to purchase, on a forward basis, approximately 4.9 million shares of our common stock at a weighted-average forward price of $53.05 per share.

RESULTS OF OPERATIONS

     Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

     Net Interest Margin Our net interest margin on an owned basis increased to $6.7 billion in 2002, up from $5.8 billion in 2001 and $4.7 billion in 2000. The increases were primarily due to growth in average receivables and lower funding costs.

     As a percent of average interest-earning assets, net interest margin was
7.57 percent in 2002, 7.85 percent in 2001 and 7.68 percent in 2000. The decrease in 2002 was attributable to our liquidity-related investment portfolio which was established in 2002 and has lower yields than our receivable portfolio. This decrease was partially offset by lower funding costs. The increase in 2001 was primarily attributable to lower funding costs.

     Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased to $9.3 billion in 2002, up from $7.9 billion in 2001 and $6.4 billion in 2000. Receivable growth contributed to the dollar increases in both years. As a percent of average managed interest-earning assets, net interest margin was
8.47 percent in 2002, 8.44 percent in 2001 and 8.05 percent in 2000. Lower funding costs were the primary driver of the increased margin in both years. In 2002, these increases were substantially offset by the liquidity-related investment portfolio. This portfolio was established in 2002 and has lower yields than our receivables.

     Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because the managed portfolio includes relatively more unsecured loans, which have higher yields.

     We are able to adjust our pricing on many of our products, which reduces our exposure to changes in interest rates. During both 2002 and 2001, we benefited from reductions in funding costs, which were greater than the corresponding reductions in pricing. These benefits, however, were offset by lower returns on our liquidity-related investment portfolio. We estimate that our after-tax earnings would decline by about

$53 million at December 31, 2002 and $39 million at December 31, 2001, following a gradual 100 basis point increase in interest rates over a twelve-month period.

     See the net interest margin tables on pages 61 to 63 for additional information regarding our owned basis and managed basis net interest margin.

     Provision for Credit Losses The provision for credit losses includes current period net credit losses and an amount which we believe is sufficient to maintain reserves for losses of principal, interest and fees, including late, overlimit and annual fees, at a level that reflects known and inherent losses in the portfolio.

     The provision for credit losses totaled $3.7 billion in 2002, compared to $2.9 billion in 2001 and $2.1 billion in 2000. Receivables growth, increases in personal bankruptcy filings and the impact of the continuing weak economy on charge-off and delinquency trends contributed to a higher provision in both years. The provision for credit losses may vary from year to year, depending on a variety of factors including historical delinquency roll-rates and account management policies and practices (such as, restructure, rewrite, reage, forbearance and modification activity) of our loan products, the amount of securitizations in a particular period, economic conditions, and our product vintage analyses.

     As a percent of average owned receivables, the provision was 4.52 percent in 2002, compared to 4.00 percent in 2001 and 3.50 percent in 2000. The increases in this ratio reflect higher charge-offs, including bankruptcy charge-offs, and additions to loss reserves, both resulting from the weak economy.

     Despite a continued shift in our portfolio mix to real estate secured loans, we recorded owned loss provision greater than charge-offs of $602.9 million in 2002 and $502.9 million in 2001. Growth in our receivables and portfolio seasoning also ultimately result in a higher dollar loss reserve requirement. Loss provisions are based on an estimate of inherent losses in our loan portfolio.

     See "Application of Critical Accounting Policies" on pages 21 to 24, "Credit Loss Reserves" on pages 40 to 42 and the "Analysis of Credit Loss Reserves Activity" on pages 59 and 60 for additional information regarding our owned basis and managed basis loss reserves.

     Other Revenues Total other revenues were $4.1 billion in 2002, $3.8 billion in 2001 and $3.2 billion in 2000. Excluding the Thrift disposition loss, other revenues were $4.5 billion in 2002. Total other revenues included the following:

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Securitization revenue.................................  $2,134.0   $1,762.9   $1,459.3
Insurance revenue......................................     716.4      662.4      561.2
Investment income......................................     182.0      167.7      174.2
Fee income.............................................     948.4      903.5      760.2
Other income...........................................     543.4      322.5      228.8
Loss on disposition of Thrift assets and deposits......    (378.2)        --         --
                                                         --------   --------   --------
Total other revenues...................................  $4,146.0   $3,819.0   $3,183.7
                                                         ========   ========   ========

     Securitization revenue is the result of the securitization of receivables structured as sales and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Certain securitization trusts, such as credit cards, are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off.

     Securitization revenue included the following:

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Net initial gains......................................  $  322.0   $  165.7   $  170.1
Net replenishment gains................................     523.2      407.5      328.4
Servicing revenue and excess spread....................   1,288.8    1,189.7      960.8
                                                         --------   --------   --------
Total..................................................  $2,134.0   $1,762.9   $1,459.3
                                                         ========   ========   ========

     The increases were due to increases in the levels of receivables securitized during the year, higher average securitized receivables and changes in the mix of receivables included in these transactions. In 2002, we actively accessed the asset-backed securities market as part of our liquidity management plans to limit dependence on the more volatile unsecured term debt market. Securitization revenue will vary each year based on the level and mix of receivables securitized in that particular year (which will impact net initial and replenishment gains, including the related estimated probable credit losses under the recourse provisions) as well as the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is impacted by the level and mix of current year securitizations because securitized receivables with longer lives may require a higher over-the-life loss provision than receivables securitized with shorter lives depending upon loss estimates and severities.

     Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, increased $139.0 million in 2002, $100.6 million in 2001 and $59.0 million in 2000.

     See Note 1, "Summary of Significant Accounting Policies," and Note 5, "Asset Securitizations," to the accompanying consolidated financial statements, "Application of Critical Accounting Policies" on pages 21 to 24 and "Securitizations and Secured Financings" on pages 47 to 50 for further information on asset securitizations.

     Insurance revenue was $716.4 million in 2002, $662.4 million in 2001 and $561.2 million in 2000. The increases reflect increased sales on a larger receivable portfolio. During 2001, we discontinued the sale of single premium credit insurance on real estate secured receivables in favor of offering a fixed monthly premium insurance product. The rollout of this insurance product began in the fourth quarter of 2001 and was substantially completed in the first quarter of 2002. This change did not have a material impact on our results of operations for 2002.

     Investment income includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities. Investment income was $182.0 million in 2002, $167.7 million in 2001 and $174.2 million in 2000. Interest income was the primary driver of the increase in 2002 and the decrease in 2001. In 2002, higher average investment balances were partially offset by lower yields. In 2001, higher average investment balances were more than offset by lower yields.

     Fee income includes fee-based revenues from products such as MasterCard and Visa and private label credit cards. Fee income was $948.4 million in 2002, $903.5 million in 2001 and $760.2 million in 2000. The increases were primarily due to higher credit card fees. In 2002, the increases were partially offset by lower fee income as a result of the fourth quarter 2001 sale of the $1 billion Goldfish credit card portfolio in the U.K. Fee income will also vary from year to year depending upon the amount of securitizations in a particular period.

     See Note 23, "Segment Reporting," to the accompanying consolidated financial statements for additional information on fee income on a managed basis.

     Other income, which includes revenue from our refund lending business, was $543.4 million in 2002, $322.5 million in 2001 and $228.8 million in 2000. RAL income was $239.9 million in 2002, $198.3 million in

2001 and $132.7 million in 2000. The increase in 2002 also reflects increased revenues from our mortgage operations. The increases in both years also reflect income resulting from our agreement with Centrica to discontinue our participation in the Goldfish credit card program. Under the terms of this agreement, we received $55 million in 2002 and $32 million, net of directly related costs, in 2001.

     Loss on disposition of Thrift assets and deposits was $378.2 million in 2002. The loss resulted from the completed disposition of substantially all of the remaining assets and deposits of the Thrift in the fourth quarter of 2002.

     Costs and Expenses Total costs and expenses, including the $525.0 million settlement charge and related expenses, were $4.8 billion in 2002, $3.9 billion in 2001 and $3.3 billion in 2000. Excluding the settlement charge, costs and expenses were $4.3 billion in 2002. The increases were driven by higher compensation and other expenses to support our growing portfolio and increased legal and professional expenses related principally to our compliance initiatives. Our owned basis efficiency ratio was 42.6 percent in 2002, 38.4 percent in 2001 and 39.6 percent in 2000. Excluding the settlement charge and the Thrift disposition loss, our owned basis efficiency ratio was 36.3 percent in 2002.

     Total costs and expenses included the following:

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Salaries and fringe benefits...........................  $1,817.0   $1,597.2   $1,312.1
Sales incentives.......................................     255.9      273.2      203.6
Occupancy and equipment expense........................     371.1      337.4      306.6
Other marketing expenses...............................     531.0      490.4      443.6
Other servicing and administrative expenses............     888.9      716.8      595.0
Amortization of acquired intangibles and goodwill......      57.8      157.6      166.4
Policyholders' benefits................................     368.8      302.6      261.7
Settlement charge and related expenses.................     525.0         --         --
                                                         --------   --------   --------
Total costs and expenses...............................  $4,815.5   $3,875.2   $3,289.0
                                                         ========   ========   ========

     Salaries and fringe benefits were $1.8 billion in 2002, $1.6 billion in 2001 and $1.3 billion in 2000. The increases were primarily due to additional staffing at all businesses to support growth including sales, collections and service quality.

     Sales incentives were $255.9 million in 2002, $273.2 million in 2001 and $203.6 million in 2000. In 2002, the decrease was due to terms of our 2002 branch incentive plans which, generally, had higher volume requirements than the prior-year plans. In 2001, the increase was primarily due to higher sales volumes in our branches.

     Occupancy and equipment expense was $371.1 million in 2002, $337.4 million in 2001 and $306.6 million in 2000. In 2002, the increase was primarily due to higher rental and other expenses. In 2001, the increase was primarily due to growth in our support facilities and new branches in the United Kingdom and Canada.

     Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. These expenses were $531.0 million in 2002, $490.4 million in 2001 and $443.6 million in 2000. Increased marketing initiatives in our domestic MasterCard and Visa portfolio was the primary driver of the increases in both years. In 2002, our U.K. portfolio also reported increased marketing initiatives.

     Other servicing and administrative expenses were $888.9 million in 2002, $716.8 million in 2001 and $595.0 million in 2000. Higher collection and consulting expenses and higher REO expenses contributed to the increases in both years. In 2002, the increase also reflects higher legal and compliance costs. In 2001, costs associated with privacy mailings to comply with new legislation also contributed to the increase.

     Amortization of acquired intangibles and goodwill was $57.8 million in 2002, $157.6 million in 2001 and $166.4 million in 2000. In 2002, the decrease was primarily attributable to the adoption of Statement of Financial Accounting Standard No. 142, ("SFAS No. 142") "Goodwill and Other Intangible Assets," on January 1, 2002. Amortization of goodwill recorded in past business combinations ceased upon adoption of this new accounting standard. We have completed the transitional goodwill impairment test required by SFAS No. 142 and have concluded that none of our goodwill is impaired. In 2001, the decrease was attributable to reductions in acquired intangibles.

     Policyholders' benefits were $368.8 million in 2002, $302.6 million in 2001 and $261.7 million in 2000. The increases were primarily due to and consistent with the increase in insurance revenues resulting from increased policy sales.

     Settlement charge and related expenses were $525.0 million in 2002. The charges are the result of an agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and state consumer protection, consumer finance and banking laws and regulations relating to real estate secured lending in our retail branch consumer lending operations as operated under the HFC and Beneficial brand names.

     Income taxes The effective tax rate was 30.9 percent in 2002, 34.4 percent in 2001 and 34.8 percent in 2000. Excluding the settlement charge and Thrift disposition loss, the effective tax rate was 32.5 percent in 2002. The decrease in the effective tax rate is largely attributable to lower state and local taxes and a reduction in noncurrent tax requirements.

                                 CREDIT QUALITY

     Delinquency and Charge-offs Our delinquency and net charge-off ratios reflect, among other factors, changes in the mix of loans in our portfolio, the quality of our receivables, the average age of our loans, the success of our collection and account management efforts, bankruptcy trends and general economic conditions. The levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.

     Our credit and portfolio management procedures focus on risk-based pricing and effective collection and account management efforts for each loan. We believe our credit and portfolio management process gives us a reasonable basis for predicting the credit quality of new accounts. This process is based on our experience with numerous marketing, credit and risk management tests. We also believe that our frequent and early contact with delinquent customers, as well as account management policies and practices designed to optimize account relationships, such as restructuring, loan rewrites, forbearance, credit counseling accommodation, modification, extension or deferment of delinquent accounts to current status in specific situations, are helpful in maximizing customer collections.

     We have been preparing for an economic slowdown since late 1999. Since 1999, we have emphasized real estate secured loans, which historically have had a lower loss rate than our other loan products, grown sensibly, tightened underwriting policies, reduced unused credit lines, strengthened risk model capabilities and invested heavily in collections capability by adding collectors.

Charge-Off and Nonaccrual Policies

PRODUCT                               CHARGE-OFF POLICY              NONACCRUAL POLICY(1)
-------                               -----------------              --------------------
Real estate secured(2)........  Carrying values in excess of    Interest income accruals are
                                net realizable value are        suspended when principal or
                                charged-off at or before the    interest payments are more
                                time foreclosure is completed   than 3 months contractually
                                or when settlement is reached   past due and resumed when the
                                with the borrower. If           receivable becomes less than 3
                                foreclosure is not pursued,     months contractually past due.
                                and there is no reasonable
                                expectation for recovery
                                (insurance claim, title claim,
                                pre-discharge bankrupt
                                account), generally the
                                account will be charged-off by
                                the end of the month in which
                                the account becomes 9 months
                                contractually delinquent.
Auto finance..................  Carrying values in excess of    Interest income accruals are
                                net realizable value are        suspended and the portion of
                                charged off at the earlier of   previously accrued interest
                                the following:                  expected to be uncollectible
                                - the collateral has been       is written off when principal
                                  repossessed and sold,         payments are more than 2
                                - the collateral has been in    months contractually past due
                                  our possession for more than  and resumed when the
                                  90 days, or                   receivable becomes less than 2
                                - the loan becomes 150 days     months contractually past due.
                                  contractually delinquent.
MasterCard and Visa...........  Generally charged-off by the    Interest accrues until
                                end of the month in which the   charge-off.
                                account becomes 6 months
                                contractually delinquent.
Private label(3)..............  Generally charged-off the       Interest accrues until
                                month following the month in    charge-off.
                                which the account becomes 9
                                months contractually
                                delinquent.
Personal non-credit card(3)...  Generally charged-off the       Interest income accruals are
                                month following the month in    suspended when principal or
                                which the account becomes 9     interest payments are more
                                months contractually            than 3 months contractually
                                delinquent and no payment       delinquent. For PHLs, interest
                                received in 6 months, but in    income accruals resume if the
                                no event to exceed 12 months    receivable becomes less than
                                contractually delinquent        three months contractually
                                (except in our United Kingdom   past due. For all other
                                business which may be longer).  personal non- credit card
                                                                receivables, interest income
                                                                is generally recorded as
                                                                collected.

---------------
(1) For our United Kingdom business, interest income accruals are suspended when principal or interest payments are more than three months contractually delinquent.
(2) For our United Kingdom business, real estate secured carrying values in excess of net realizable value are charged-off at time of sale.
(3) For our Canada business, the private label and personal non-credit card charge-off policy is also no payment received in six months, but in no event to exceed 18 months contractually delinquent.

     Charge-off involving a bankruptcy for MasterCard and Visa receivables occurs by the end of the month 60 days after notification and, for private label receivables, by the end of the month 90 days after notification. For auto finance receivables, bankrupt accounts are charged off no later than the end of the month in which the loan becomes 210 days contractually delinquent.

     Our charge-off policies focus on maximizing the amount of cash collected from a customer while not incurring excessive collection expenses on a customer who will likely be ultimately uncollectible. We believe our policies are responsive to the specific needs of the customer segment we serve. Our real estate and auto finance charge-off policies consider customer behavior in that initiation of foreclosure or repossession activities often prompts repayment of delinquent balances. Our collection procedures and charge-off periods, however, are designed to avoid ultimate foreclosure or repossession whenever it is reasonably economically possible. With certain minor variations, our MasterCard and Visa charge-off policy is generally consistent with credit card industry practice. Charge-off periods for our personal non-credit card and private label products were designed to be responsive to our customer needs and may be longer than bank competitors who serve a different market. Our policies have generally been consistently applied in all material respects. Our loss reserve estimates consider our charge-off policies to ensure appropriate reserves exist for products with longer charge-off lives. We believe our charge-off policies are appropriate and result in proper loss recognition.

     Account Management Policies and Practices Our policies and practices for the collection of consumer receivables, including our restructuring policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. Such restructuring policies and practices vary by product and are designed to manage customer relationships, maximize collections and avoid foreclosure or repossession if reasonably possible. Approximately two-thirds of all restructured receivables are secured products, which may have less loss severity exposure because of the underlying collateral. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, credit counseling accommodation, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan.

     The following information generally summarizes the main criteria for our restructuring policies and practices by product. The main criteria for our restructuring policies and practices vary by product. The fact that the restructuring criteria may be met for a particular account does not require us to restructure that account, and the extent to which we restructure accounts that are eligible under the criteria will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, for some products, accounts may be restructured without receipt of a payment in certain special circumstances (e.g. upon reaffirmation of a debt owed to us in connection with a Chapter 7 bankruptcy proceeding). As indicated, our account management policies and practices are designed to manage customer relationships and to help maximize collection opportunities. We use account restructuring as an account and customer management tool in an effort to increase the value of our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time. These policies and practices are continually under review and assessment to assure that they meet the goals outlined above, and accordingly, we modify or permit exceptions to these general policies and practices from time to time. This should be taken into account when comparing restructuring statistics from different periods. Further, to the best of our knowledge, most of our competitors do not disclose account restructuring, reaging, loan rewriting, forbearance, modification, deferment or extended payment information comparable to the information we have disclosed, and the lack of such disclosure by other lenders may limit the ability to draw meaningful conclusions about us and our business based solely on data or information regarding account restructuring statistics or policies.

PRODUCT                   SUMMARY OF RESTRUCTURING POLICIES AND PRACTICES(1), (3)
-------                   -------------------------------------------------------
REAL ESTATE SECURED       Real Estate -- Overall
                          - An account may be restructured if we receive two payments within 60 days; we may restructure accounts with hardship, disaster or strike with one payment or no payments
                          - Accounts that have filed for Chapter 7 bankruptcy
                            protection may be restructured upon receipt of a signed
                            reaffirmation agreement
                          - Accounts that have had a Chapter 13 plan filed with a
                            bankruptcy court generally require one payment to be
                            restructured
                          - Except for bankruptcy reaffirmation and filed Chapter 13 plans, agreed automatic withdrawal or
                            hardship/disaster/strike, accounts are generally limited
                            to one restructure every 12 months
                          - Accounts generally are not eligible for restructure until on books for at least six months
                          Real Estate -- Consumer Lending(2)
                          - Accounts that signed up for payment by automatic
                            withdrawal are generally restructured with one payment
                          Real Estate -- Mortgage Services
                          - Accounts that have made at least six payments during the life of the loan and that agree to pay by automatic
                            withdrawal are generally restructured with one payment
AUTO FINANCE              - Accounts may be extended if we receive one payment within
                            60 days
                          - Accounts may be extended no more than three months at a
                            time and by no more than three months in any 12-month
                            period
                          - Extensions are limited to up to six months over the
                            contractual life
MASTERCARD AND VISA       - Typically, accounts qualify for restructuring if two or
                            three payments are received
                          - Generally, restructuring may occur no earlier than once
                            every six months, but accounts in early stage delinquency
                            that meet certain credit characteristics may generally be
                            restructured based on one payment
PRIVATE LABEL(4)          - If we receive one payment, an account may generally be
                            restructured to current
                          - Limited to once every six months (or longer, depending on the merchant) for revolving accounts and once every 12
                            months for closed-end accounts
PERSONAL NON-CREDIT CARD  - Account may be restructured if we receive one payment within 60 days; may restructure hardship/disaster/strike
                            accounts with one or no payments
                          - Certain previously acquired accounts may be restructured up to four times per year
                          - If an account is never more than 90 days delinquent, it
                            may generally be restructured up to 3 times per year
                          - If an account is ever more than 90 days delinquent, it may not be restructured with one payment more than four times
                            over its life; however, generally the account may
                            thereafter be restructured if two payments are received
                          - Accounts subject to programs for hardship or strike may
                            require only the receipt of reduced payments in order to
                            be restructured; disaster is restructured with no payments

---------------

(1) We employ account restructuring and other account management policies and practices as flexible account management tools. In addition to variances in criteria by product, criteria may also vary within a product line (for example, in our private label credit card business, criteria may vary from merchant to merchant). Also, we continually review our product lines and assess restructuring criteria and they are subject to modification or exceptions from time to time. Accordingly, the description of our account restructuring policies or practices provided in this table should be taken only as general guidance to the restructuring approach taken within each product line, and not as an assurance that accounts not meeting these criteria will never be restructured, that every account meeting these criteria will in fact be restructured or that these criteria will not change or that exceptions will not be made in individual cases.

(2) During the first half of 2002, certain previously acquired real estate secured accounts required one payment to be restructured and were generally limited to one restructuring every nine months.

(3) For our United Kingdom business, an account may be restructured if we receive two payments within two calendar months, limited to one restructure every 12 months, with a lifetime limit of three times.

(4) For our Canada business, private label is limited to one restructure every four months (six months for new accounts in 2003).

     The tables below summarize restructuring statistics in our managed basis domestic portfolio as of December 31, 2002 and 2001.

TOTAL RESTRUCTURED BY RESTRUCTURE PERIOD -- DOMESTIC PORTFOLIO(1)
(MANAGED BASIS)

                                                              AT DECEMBER 31,
                                                              ----------------
                                                               2002      2001
                                                              ------    ------
Never restructured..........................................   84.4%     83.1%
Restructured:
  Restructured in the last 6 months.........................    6.5       9.0
  Restructured in the last 7-12 months......................    4.1       3.6
  Previously restructured beyond 12 months..................    5.0       4.3
                                                              -----     -----
  Total ever restructured(2)................................   15.6      16.9
                                                              -----     -----
Total.......................................................  100.0%    100.0%
                                                              =====     =====

TOTAL RESTRUCTURED BY PRODUCT -- DOMESTIC PORTFOLIO(1)
(MANAGED BASIS)

                                                              AT DECEMBER 31
                                                   ------------------------------------
                                                         2002                2001
                                                   ----------------    ----------------
Real estate secured..............................  $ 8,473.2   19.0%   $ 8,667.1   20.0%
Auto finance.....................................    1,242.9   16.7        959.3   15.0
MasterCard/Visa..................................      540.8    3.2        512.5    3.2
Private label....................................    1,255.4    9.7      1,332.4   11.1
Personal non-credit card.........................    3,768.1   23.0      4,191.5   27.2
                                                   ---------   ----    ---------   ----
Total(2).........................................  $15,280.4   15.6%   $15,662.8   16.9%
                                                   =========   ====    =========   ====

---------------

(1) Excludes foreign businesses, commercial and other. Amounts also include accounts as to which the delinquency status has been reset to current for reasons other than restructuring (e.g. correcting the misapplication of a timely payment).

(2) Total including foreign businesses was 14.8 percent at December 31, 2002 and
    16.2 percent at December 31, 2001.

     See "Credit Quality Statistics" on pages 57 and 58 for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.

     In addition to our restructuring policies and practices, we employ other account management techniques, which we typically use on a more limited basis, that are similarly designed to manage customer relationships and maximize collections. These can include, at our discretion, actions such as extended payment arrangements, Credit Card Services consumer credit counseling accommodations, forbearance, modifications, loan rewrites and/or deferment pending a change in circumstances. We typically enter into forbearance agreements, extended payment and modification arrangements or deferments with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower's ability to pay the contractually specified amount for some period of time. These actions vary by product and are under continual review and assessment to determine that they meet the goals outlined above. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower's agreeing to pay us an extra amount in connection with making future payments. In some cases, a forbearance agreement as well as extended payment or modification arrangements, deferments, consumer credit counseling accommodations, or loan rewrites may involve us agreeing to lower the contractual payment amount or reduce the periodic interest rate. In most cases, the delinquency status of an account is considered to be current if the borrower immediately begins payment under the new account terms, although if the agreed terms are not adhered to by the customer the account status may be reversed and collection action resumed. When we use one of these account management techniques, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. We generally consider loan rewrites to involve an extension of a new loan, and such new loans are not reflected in our delinquency or restructuring statistics. The amount of managed receivables in forbearance, modification, Credit Card Services consumer credit counseling accommodations, rewrites or other account management techniques for which we have reset delinquency and that is not included in the restructured statistics above was approximately $900 million or .84% of managed receivables at December 31, 2002 compared with approximately $534 million or ..53% of managed receivables at December 31, 2001.

  Delinquency and Charge-off Ratios

CONSUMER TWO-MONTH-AND-OVER CONTRACTUAL DELINQUENCY RATIOS -- OWNED BASIS

                                                 2002                                      2001
                                ---------------------------------------   ---------------------------------------
                                DEC. 31   SEPT. 30   JUNE 30   MARCH 31   DEC. 31   SEPT. 30   JUNE 30   MARCH 31
                                -------   --------   -------   --------   -------   --------   -------   --------
Real estate secured...........    3.91%     3.22%     2.78%      2.88%     2.63%      2.71%     2.59%      2.55%
Auto finance..................    3.96      3.33      2.99       2.04      2.92       2.43      2.35       1.74
MasterCard/Visa...............    5.97      6.36      6.13       6.54      5.67       5.22      4.80       5.02
Private label.................    6.36      6.84      6.19       6.33      5.99       6.57      6.54       5.62
Personal non-credit card......   10.31      9.18      9.12       9.60      9.04       8.75      8.79       8.79
                                 -----      ----      ----       ----      ----       ----      ----       ----
TOTAL CONSUMER................    5.57%     5.01%     4.61%      4.77%     4.53%      4.58%     4.48%      4.36%
                                 =====      ====      ====       ====      ====       ====      ====       ====

     Compared to September 30, 2002, our total consumer delinquency ratio increased 56 basis points to 5.57 percent at December 31, 2002. Higher levels of new bankruptcy filings and continued softness of the economy, including higher unemployment, together with slower receivable growth, caused the rise in the delinquency ratio. A major contributor to the higher real estate secured delinquency ratio was the decline in the portfolio due to loan sales and reduced originations in the fourth quarter. The decline in the portfolio contributed approximately one half of the increase in real estate delinquencies in the fourth quarter. The sequential increase in auto finance delinquency reflected continued softness in the economy and seasonal patterns. Both credit card portfolios saw quarterly declines in the delinquency ratio as a result of the benefit of seasonal receivable growth. The ratio for personal non-credit card loans increased due to higher bankruptcies and unemployment and a decline in the size of the portfolio.

     Compared to December 31, 2001, the weak economy contributed to higher delinquency ratios in all products. Though we have taken a number of steps designed to reduce our credit losses, including growing sensibly, tightening underwriting, reducing unused credit lines, strengthening risk model capabilities and adding collectors, the weak economy, including higher bankruptcy and unemployment rates, have resulted in higher delinquency ratios in all of our products.

     See "Credit Quality Statistics -- Managed Basis" on page 58 for additional information regarding our managed basis credit quality. Please see above regarding the treatment of restructured accounts and accounts subject to forbearance and other account management tools.

CONSUMER NET CHARGE-OFF RATIOS -- OWNED BASIS

                                                 2002                                            2001
                             ---------------------------------------------   ---------------------------------------------
                                          QUARTER ENDED (ANNUALIZED)                      QUARTER ENDED (ANNUALIZED)         2000
                             FULL   --------------------------------------   FULL   --------------------------------------   FULL
                             YEAR   DEC. 31   SEPT. 30   JUNE 30   MAR. 31   YEAR   DEC. 31   SEPT. 30   JUNE 30   MAR. 31   YEAR
                             ----   -------   --------   -------   -------   ----   -------   --------   -------   -------   ----
Real estate secured........   .91%   1.10%      1.03%      .85%      .65%     .52%    .64%       .51%      .48%      .43%     .42%
Auto finance...............  6.00    8.50       5.50      4.80      5.63     4.00    4.91       3.72      3.26      3.93     3.29
MasterCard/Visa............  9.46    9.02       9.21      9.94      9.73     8.17    7.90       8.28      8.33      8.17     6.55
Private label..............  6.28    6.35       6.65      5.86      6.25     5.59    6.12       5.94      5.25      5.02     5.34
Personal non-credit card...  8.26    7.74       8.96      8.59      7.71     6.81    6.97       7.27      6.84      6.12     7.02
                             ----    ----       ----      ----      ----     ----    ----       ----      ----      ----     ----
TOTAL CONSUMER.............  3.81%   3.87%      3.98%     3.76%     3.61%    3.32%   3.43%      3.43%     3.26%     3.12%    3.18%
                             ====    ====       ====      ====      ====     ====    ====       ====      ====      ====     ====
REAL ESTATE CHARGE-OFFS AND
  REO EXPENSE AS A PERCENT
  OF AVERAGE REAL ESTATE
  SECURED RECEIVABLES......  1.29%   1.47%      1.38%     1.23%     1.05%     .84%    .94%       .85%      .78%      .77%     .70%
                             ====    ====       ====      ====      ====     ====    ====       ====      ====      ====     ====

     During the fourth quarter of 2002, our net charge-off ratio declined 11 basis points to 3.87 percent. Net charge-off dollars decreased $28.0 million during the quarter. However, auto charge-offs rose sharply, reflecting an increase in loss severity on repossessed autos, as the entire used car industry experienced weaker than normal seasonally depressed prices. Real estate charge-offs also rose due to seasoning and higher loss frequencies.

     The increases in charge-off ratios for the year-ended December 31, 2002 compared to the prior year reflect the weak economy and higher bankruptcy filings. Though we have taken a number of steps designed to reduce our credit losses, including growing sensibly, tightening underwriting, reducing unused credit lines, strengthening risk model capabilities and adding collectors, the weak economy, including higher bankruptcy rates, have resulted in higher charge-off ratios in all of our products. The increase in the auto finance ratio was due in part to higher loss severities on repossessed vehicles. The increase in the MasterCard and Visa ratio reflects a higher percentage of subprime receivables in the portfolio. Though subprime charge-off rates declined in 2002, these receivables continue to have higher loss rates than other MasterCard and Visa receivables. Charge-offs in our personal non-credit card portfolio increased more than our other unsecured products because our typical personal non-credit card customer is less resilient and, therefore, more exposed to economic downturns.

     The increase in real estate charge-offs and REO expense as a percent of average real estate secured receivables over the 2001 ratio was the result of the seasoning of our portfolios, higher loss severities, especially in second lien mortgages, and higher bankruptcy filings.

     The increases in charge-off ratios in 2001 compared to 2000 also reflect the weak economy. These increases were partially offset by improved collections in our real estate secured, private label and personal non-credit card portfolios as a direct result of increasing the size of our collection staff, especially in our branch network. The increase in the auto finance ratio was due in part to higher loss severities on repossessed vehicles. The increase in the MasterCard and Visa ratio also reflects a higher percentage of subprime receivables in the portfolio. Though the overall trend in subprime charge-off rates improved during 2001, these receivables continue to have higher loss rates than other MasterCard and Visa receivables. Our total 2001 net charge-off ratio also reflects the positive impact of the growing percentage of real estate secured receivables, which have a lower charge-off ratio than other products, in our portfolio.

     See "Credit Quality Statistics -- Managed Basis" on page 58 for additional information regarding our managed basis credit quality.

     Credit Loss Reserves We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and intended to be adequate but not excessive. We estimate probable losses for consumer receivables based on delinquency and restructure status and past loss experience. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, credit counseling accommodation, modification, extension or deferment. Approximately two-thirds of all restructured receivables are secured products which may have less loss severity exposure because of the underlying collateral.

     Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan. In addition, we provide loss reserves on consumer receivables to reflect our assessment of portfolio risk factors which may not be fully reflected in the statistical calculation which uses roll rates and migration analysis. Roll rates and migration analysis are techniques used to estimate the likelihood that a loan will progress through the various delinquency buckets and ultimately charge off. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentration, economic conditions and current levels in charge-off and delinquency. While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products, which include real estate secured, auto finance, Master Card and Visa and private label credit cards and personal non-credit cards. We recognize the different inherent loss characteristics and risk management/collection practices in each of these products. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. These estimates are influenced by factors outside of our control, such as economic conditions and consumer payment patterns. As a result, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

     Despite a continued shift in our portfolio mix to real estate secured loans, we recorded owned loss provision greater than charge-offs of $602.9 million in 2002 and $502.9 million in 2001. Provision for credit losses reflected our continued receivable growth, increases in personal bankruptcy filings and uncertainty as to the timing and extent of an economic recovery. Additionally, growth in our receivables and portfolio seasoning ultimately result in a higher loss reserve requirement. Loss provisions are based on an estimate of inherent losses in our loan portfolio.

     The following table sets forth owned basis credit loss reserves for the periods indicated:

                                                        AT DECEMBER 31
                                     ----------------------------------------------------
                                       2002       2001       2000       1999       1998
                                     --------   --------   --------   --------   --------
                                         (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Owned credit loss reserves.........  $3,332.6   $2,663.1   $2,111.9   $1,757.0   $1,734.2
Reserves as a percent of
  receivables......................      4.04%      3.33%      3.14%      3.36%      3.92%
Reserves as a percent of net
  charge-offs......................     106.5      110.5      109.9      101.1      112.6
Reserves as a percent of
  nonperforming loans..............      90.7       91.0       90.2       87.5      100.3

     Reserves as a percentage of receivables at December 31, 2002 reflects the impact of the weak economy, higher delinquency levels, and continuing uncertainty as to the ultimate impact the weakened economy will have on delinquency and charge-off levels. These risk factors resulted in higher loss provisions in 2002.

     Over the past five years, our loan portfolio has experienced a dramatic shift in product mix to real estate secured receivables. Reserves as a percentage of receivables decreased from 1998 through 2000 as a result of a growing percentage of secured loans, which historically have had lower loss rates than unsecured loans, and, in 1999 and 2000, improving credit quality trends. The 1999 and 2000 ratios also reflect the benefits of the continued run-off of our undifferentiated Household Bank branded MasterCard and Visa portfolio. Real estate secured receivables represented 55 percent of our receivables at December 31, 2002 compared to 42 percent at December 31, 1998.

     For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

                                                        AT DECEMBER 31
                                     ----------------------------------------------------
                                       2002       2001       2000       1999       1998
                                     --------   --------   --------   --------   --------
                                         (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Managed credit loss reserves.......  $5,092.1   $3,811.4   $3,194.2   $2,666.6   $2,548.1
Reserves as a percent of managed
  receivables......................      4.74%      3.78%      3.65%      3.72%      3.99%
Reserves as a percent of managed
  net charge-offs..................     113.8      110.7      111.1       98.2       94.4
Reserves as a percent of
  nonperforming loans..............     112.6      105.0      107.0      100.1      109.5

     See the "Analysis of Credit Loss Reserves Activity" on pages 59 and 60 for additional information regarding our owned basis and managed basis loss reserves.

OWNED NONPERFORMING ASSETS

                                                                      AT DECEMBER 31
                                                       --------------------------------------------
                                                           2002            2001            2000
                                                       ------------    ------------    ------------
                                                       (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Nonaccrual receivables...............................    $2,811.9        $2,079.5        $1,678.7
Accruing consumer receivables 90 or more days
  delinquent.........................................       860.7           844.1           649.4
Renegotiated commercial loans........................         1.3             2.1            12.3
                                                         --------        --------        --------
Total nonperforming receivables......................     3,673.9         2,925.7         2,340.4
Real estate owned....................................       427.1           398.9           337.1
                                                         --------        --------        --------
Total nonperforming assets...........................    $4,101.0        $3,324.6        $2,677.5
                                                         ========        ========        ========

     The increase in nonaccrual receivables is primarily attributable to increases in our real estate secured and personal non-credit card portfolios. Accruing consumer receivables 90 or more days delinquent includes domestic MasterCard and Visa and private label credit card receivables, consistent with industry practice. The increase in total nonperforming assets is attributable to growth in our owned portfolio as well as the weak economy.

     Geographic Concentrations The state of California accounts for 15 percent of our domestic owned portfolio. No other state accounts for more than 10 percent of either our domestic owned or managed portfolio. Because of our centralized underwriting, collections and processing functions, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.

     Our foreign consumer operations located in the United Kingdom accounted for 7 percent of owned consumer receivables and Canada accounted for 2 percent of owned consumer receivables at December 31, 2002.

                        LIQUIDITY AND CAPITAL RESOURCES

     Our continued success and prospects for growth are dependent upon access to the global capital markets. Numerous factors, internal and external, may impact our access to, and the costs associated with, these markets. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of our management of credit risks inherent in our customer base.

     In managing capital, we develop targets for tangible shareholders' equity to tangible managed assets ("TETMA") and tangible common equity to tangible managed assets. These ratio targets are based on discussions with rating agencies, reviews of regulatory requirements and competitor capital positions, credit loss reserve strength, risks inherent in the portfolio and projected operating environment, and acquisition objectives. We also specifically consider the level of intangibles arising from completed acquisitions. Our targets may change from time to time to accommodate changes in the operating environment or any of the other considerations listed above. A primary objective of our capital management is to maintain investment grade ratings from rating agencies in order to have acceptable funding costs as well as greater access to a variety of funding sources. TETMA and tangible common equity to tangible managed assets are non-GAAP financial ratios that are used by certain rating agencies as a measure to evaluate capital adequacy. The ratio of common and preferred equity to total managed assets, the most directly comparable GAAP financial measure to TETMA, was 8.48 percent at December 31, 2002 and 7.55 percent at December 31, 2001.

     During 2002, we took a number of steps as part of our liquidity management plans which reduced our reliance on short-term debt and strengthened our position against market-induced volatility. These steps included issuing long-term debt which lengthened the term of our funding, establishing $6.25 billion in incremental real estate secured conduit capacity, completing real estate secured whole loan sales of $6.3 billion, completing the disposition of substantially all of the assets and deposits of the Thrift, issuing 18.7 million shares of our common stock, issuing $542 million of debt which includes purchase contracts requiring the holder of the contract to purchase shares of our common stock in 2006, issuing securities backed by dedicated home equity loan receivables of $7.5 billion and establishing an investment security liquidity portfolio which totaled $3.9 billion at December 31, 2002 including $2.2 billion which is dedicated to our credit card bank. We intend to maintain an investment security portfolio for the near future to protect us from unforeseen liquidity demands. This action will continue to adversely impact our net interest margin and net income due to the lower return generated by these assets. Our insurance subsidiaries also held an additional $3.1 billion in investment securities at December 31, 2002.

     In conjunction with our August 2002 accounting restatement and the resulting decrease in our capital levels, we announced an increase to our TETMA and tangible common equity to tangible managed asset targets. These targets were met by December 31, 2002 by generating earnings, suspending share repurchases, restricting growth, selling assets and issuing capital securities.

     Capital ratios were as follows:

                                                                  AT DECEMBER 31
                                                              ----------------------
                                                                   2002
                                                              ---------------
                                                              ACTUAL   TARGET   2001
                                                              ------   ------   ----
Tangible shareholders' equity to tangible managed
  assets(1).................................................   9.08%    8.50%   7.57%
Tangible common equity to tangible managed assets...........   6.83     6.70    6.24

---------------

(1) Represents a non-GAAP financial ratio that is used by certain rating agencies as a measure to evaluate capital adequacy. This ratio may differ from similarly named measures presented by other companies. Because of its long-term subordinated nature and our ability to defer dividends, these rating agencies consider trust preferred securities as equity in calculating this ratio. Because they include obligations to purchase our common stock in 2006, our Adjustable Conversion-Rate Equity Security Units are also considered equity in calculating TETMA. Common and preferred equity to total managed assets, the most directly comparable GAAP financial measure to TETMA, was 8.48 percent at December 31, 2002, and 7.55 percent at December 31, 2001.

     The capital markets were volatile throughout 2002. Investor demand for both medium and long-term debt slowed due to adverse economic conditions and lingering concerns about overall business confidence. These conditions, coupled with our restatement in August as well as uncertainty preceding the resolution of certain matters with the various state regulatory agencies, affected the nature of our funding. During the third quarter and early half of the fourth quarter of 2002, we issued nominal amounts of medium and long-term unsecured debt as the cost to access these traditional funding sources became significantly higher than expected. Since meeting our previously announced capital goals and announcing the planned merger with HSBC, our access to the capital markets has improved and our funding costs have decreased as evidenced by

$1.5 billion in offerings that we completed in the fourth quarter of 2002 and the $4.0 billion in offerings that we completed in January through March 19, 2003. We anticipate further improvement as the markets stabilize and the HSBC merger is completed. If the merger with HSBC does not occur by March 31, 2003, we have agreed to pay additional interest on certain debt issued after November 14, 2002 until the merger with HSBC occurs. This additional interest, as of March 19, 2003, would be approximately $330,000 per day.

     Investment Ratings On October 11, 2002, in response to the attorneys general settlement and the announced disposition of our Thrift, Standard & Poor's ("S&P") announced that it had revised its long-term and commercial paper debt ratings for Household and its principal borrowing subsidiaries, including HFC, as follows: long-term senior debt from "A" to "A-" and short-term debt from "A-1" to "A-2". Also on October 11, 2002, Fitch Ratings announced that it had placed the long-term and commercial paper ratings of Household and each of its subsidiaries on "Ratings Watch Negative," while Moody's Investors Service affirmed all ratings for Household and HFC. These actions contributed to additional volatility in the trading of our debt and preferred securities and reduced our access to and increased our costs in the commercial paper market.

     In response to our announced merger with HSBC, S&P placed our ratings on "Positive" credit watch, Fitch gave our ratings an "Evolving" rating watch and Moody's placed our ratings on "Watch for Upgrade." These actions resulted in reduced volatility in the trading of our securities and enabled us to access the unsecured debt markets at more attractive rates. Our ratings are well within the investment grade rating categories at all rating agencies for all of our securities.

     Parent Company Household International, Inc. is the holding or parent company that owns the outstanding stock of its subsidiaries. The parent company's main source of funds is cash received from its subsidiaries in the form of dividends and intercompany borrowings. In addition, the parent company may receive cash from third parties by issuing preferred stock, common stock and debt.

     The parent company received dividends from its subsidiaries of $1.3 billion, including $945 million in connection with the disposition of the assets and deposits of the Thrift, in 2002 and $673 million in 2001. Dividends from subsidiaries are managed to ensure subsidiaries are adequately capitalized.

     The parent company issued 18.7 million shares of common stock in October 2002. The issuance strengthened our capital ratios and was further evidence of our commitment to maintaining our debt ratings and access to the global capital markets at reasonable costs.

     The parent company issued $350 million of 7.625 percent cumulative preferred stock in September 2002, $400 million of 7.60 percent cumulative preferred stock in March 2002 and $300 million of 7.50 percent cumulative preferred stock in September 2001. In addition, the parent company issued company obligated mandatorily redeemable preferred securities (representing the minority interest in the trust) ("trust preferred securities") of $400 million in 2001. In December 2001, $100 million of 8.70 percent trust preferred securities were redeemed.

     The parent company has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock and may pay dividends to its common stockholders. The parent company paid $509.7 million in common and preferred dividends to shareholders in 2002 and $406.6 million in 2001.

     At various times, the parent company will make capital contributions to its subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. In 2002, the parent company made capital contributions of $900 million to its Thrift subsidiary. HFC made an additional $250 million capital contribution to its banking subsidiary. Contributions by the parent company to subsidiaries totaled $50 million in 2001. The increase in capital contributions in 2002 was attributable to regulatory requirements. In 2002, we were advised by the Office of Thrift Supervision ("OTS"), Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") that in accordance with their 2001 Guidance for Subprime Lending Programs, they would impose additional capital requirements on institutions which hold nonprime or subprime assets. These capital levels were greater than the historical levels we had maintained at these subsidiary institutions. On July 1, 2002, we combined all of our credit card banks into a single credit card banking subsidiary of HFC. We believe the combination of the banks streamlines and simplifies our regulatory structure as well as optimizes capital and liquidity management. In connection with the disposition of Thrift assets and deposits in the fourth quarter of 2002, a dividend of $945 million was received by the parent.

     In July 2002, substantially all of the holders of our $1.2 billion zero-coupon convertible debt securities exercised their put options requiring us to repurchase their outstanding securities. The securities were issued in August 2001, were due 2021 and had a one-percent yield to maturity. The redemption was planned for and funded through our normal funding process.

     Prior to suspending its stock buy-back program in August 2002, the parent company repurchased 4.7 million shares of common stock for a total of $279.6 million in 2002. During 2001, 17.4 million shares were repurchased for a total of $916.3 million. Pursuant to these programs, repurchases are made from time to time in the open market depending upon market conditions, other investment opportunities for growth and capital targets.

     At December 31, 2002, the parent company had agreements to purchase, on a forward basis, approximately 4.9 million shares of its common stock at a weighted-average forward price of $53.05 per share. The agreements expire at various dates through August 2003. These agreements may be settled physically or on a net basis in shares of our common stock or in cash, depending on the terms of the various agreements, at our option.

     At December 31, 2002, the parent company had $400 million in committed back-up bank lines of credit that it can use on short notice. These lines are available either to the parent company or its subsidiary, HFC. None of these back-up bank lines were drawn upon in 2002. These lines of credit expire in 2003 and do not contain independent financial covenants that could restrict availability, other than an obligation to maintain minimum shareholders' equity of $2.0 billion. In addition, the parent company has agreed to guarantee certain debt of its Canadian subsidiary. Under the terms of the guarantee, the parent company has an obligation to maintain minimum shareholders' equity of $4.0 billion.

     Subsidiaries At December 31, 2002, we had two remaining major subsidiaries: HFC and Household Global Funding ("Global"). Substantially all of the assets and deposits of our third major subsidiary, Household Bank, f.s.b. (the "Thrift") were sold in the fourth quarter of 2002. These subsidiaries use cash to originate loans, purchase loans or investment securities or acquire businesses. Their sources of cash include the collection of receivable balances, maturities or sales of investment securities, proceeds from the issuance of debt and deposits, proceeds from the securitization of receivables, capital contributions from the parent company and cash provided by operations.

     HFC HFC funds its operations by collecting receivable balances; issuing commercial paper, medium-term debt and long-term debt primarily to wholesale investors; securitizing and selling consumer receivables; borrowing under secured financing facilities; and receiving capital contributions from its parent. HFC domestically markets its commercial paper primarily through an in-house sales force. Domestic medium-term notes are marketed through HFC's in-house sales force and investment banks. Long-term debt is generally marketed through investment banks.

     HFC's outstanding commercial paper totaled $4.1 billion at December 31, 2002, a $4.7 billion decrease from the December 31, 2001 balance of $8.8 billion. HFC actively manages the level of commercial paper outstanding to ensure availability to core investors and proper use of any excess capacity within internally-established targets. Outstanding commercial paper balances throughout 2002 were lower than in 2001 as HFC took advantage of the low interest rate environment and issued long-term debt. HFC also reduced outstanding commercial paper to address general market liquidity concerns.

     During 2002, HFC issued $4.9 billion in domestic medium-term notes, $6.25 billion in U.S. dollar-denominated global debt, $5.9 billion in InterNotes(SM) (a retail-oriented medium-term note program), L500 ($710) million of 10-year debt to investors in the U.K., E3 ($2.7) billion in Euro bonds, $410 million in yen-denominated debt and $542 million of 8.875 percent Adjustable Conversion-Rate Equity Security Units (the "Units"). Each Unit consists of a purchase contract requiring the holder of the contract to purchase from the parent company, for $25, shares of common stock of the parent company on February 15, 2006 and an 8.875 percent senior note due February 15, 2008 of HFC. Of the issuances in 2002, $8.5 billion had maturities greater than 5 years which reduced our overall dependence on the potentially volatile commercial paper markets. In 2001, HFC issued $8.0 billion in domestic medium-term notes, $7.0 billion in U.S. dollar-denominated global debt, $788 million in InterNotes(SM) and $2.0 billion in Euro, Japanese yen and Czech koruna denominated issuances. In order to eliminate future foreign exchange risk, currency swaps were used to convert substantially all foreign-denominated notes issued to U.S. dollars at the time of issuance.

     HFC issued securities backed by dedicated home equity loan receivables of $7.5 billion in 2002 and $1.5 billion in 2001. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. At December 31, 2002, closed-end real estate secured receivables totaling $8.5 billion secured $7.5 billion of outstanding debt. At December 31, 2001, closed-end real estate secured receivables totaling $1.7 billion secured $1.5 billion of outstanding debt related to these transactions.

     HFC had committed back-up lines of credit totaling $10.1 billion at December 31, 2002, of which $400 million was also available to its parent company. None of these back-up lines were drawn upon in 2002. HFC's back-up lines expire on various dates through 2007 and do not contain independent financial covenants that could restrict availability, other than an obligation to maintain maintenance of minimum shareholder's equity of $5.8 billion.

     During 2002, HFC established $6.25 billion in incremental conduit capacity for its real estate secured product. Consistent with previous transactions, draws on these facilities are structured as secured financings for accounting purposes. At December 31, 2002, HFC had facilities with commercial and investment banks under which it may securitize up to $19.5 billion of receivables. HFC may securitize up to $13.3 billion of auto finance, MasterCard, Visa, private label and personal non-credit card receivables and $6.25 billion of real estate secured receivables under these facilities. The facilities are renewable on an annual basis at the banks' option. At December 31, 2002, $11.6 billion of auto finance, MasterCard and Visa, private label and personal non-credit card receivables and $2.3 billion of real estate secured receivables were securitized under these programs. The amount available under the facilities will vary based on the timing and volume of public securitization transactions. Through existing term bank financing and new debt issuances, we believe HFC should continue to have adequate sources of funds, which could be impacted from time to time by volatility in the capital markets, if one or more of these facilities were unable to be renewed.

     On July 1, 2002, Household combined all of its credit card banks into a single credit card banking subsidiary of HFC. We believe the combination of the banks streamlines and simplifies our regulatory structure as well as optimizes capital and liquidity management.

     Global Global includes our foreign subsidiaries in the United Kingdom, Canada and Europe. Global's assets were $8.5 billion at year-end 2002 and $7.3 billion at year-end 2001. Consolidated shareholders' equity includes the effect of translating our foreign subsidiaries' assets, liabilities and operating results from their local currency into U.S. dollars. We periodically enter into foreign exchange contracts to hedge portions of our investment in foreign subsidiaries.

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

     Our United Kingdom operation is funded with wholesale deposits, commercial paper, short and intermediate-term bank lines of credit, long-term debt and securitizations of receivables. Deposits were $762.7 million at December 31, 2002 and $490.7 million at December 31, 2001. Commercial paper, bank and other borrowings at year-end 2002 were $1.6 billion compared to $717.4 million a year ago. Senior debt was $2.8 billion at both December 31, 2002 and 2001.

     At December 31, 2002, $2.2 billion of the United Kingdom's total debt was guaranteed by the parent company and $2.8 billion was guaranteed by HFC. HFC receives a fee for providing the guarantee. Committed back-up lines of credit for the United Kingdom were approximately $3.5 billion at December 31, 2002 of which $1.5 billion was used. These lines have varying maturities through 2007.

     At December 31, 2002, the U.K. had facilities with commercial banks under which it may securitize up to $.2 billion of receivables. These conduit facilities are renewable on an annual basis at the banks' option. At December 31, 2002, $.2 billion of receivables were securitized under these programs. The amount available under the facilities will vary based on the timing and volume of public securitization transactions. Through existing term bank financings and new debt issuances, we believe the U.K. should continue to have adequate sources of funds, which could be impacted from time to time by volatility in the capital markets, if one or more of these facilities were unable to be renewed.

     Our Canadian operation is funded with commercial paper, intermediate debt and long-term debt. Intermediate and long-term debt totaled $970.8 million at year-end 2002 compared to $851.1 million a year ago. Committed back-up lines of credit for Canada were approximately $363 million at December 31, 2002. None of these back-up lines were used in 2002. At December 31, 2002, certain of the Canadian subsidiary's debt was guaranteed by HFC, who receives a fee for providing the guarantee. The parent company has also guaranteed certain Canadian bank financings; none of which were drawn at December 31, 2002.

     Capital Expenditures We made capital expenditures of $159 million in 2002 and $175 million in 2001.

         OFF-BALANCE-SHEET ARRANGEMENTS (INCLUDING SECURITIZATIONS AND COMMITMENTS), SECURED FINANCINGS AND CONTRACTUAL CASH OBLIGATIONS

     Securitizations and Secured Financings Securitizations (which are structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125," ("SFAS No. 140")) and secured financings (which do not receive sale treatment under SFAS No. 140) of consumer receivables have been, and will continue to be, a source of funding and liquidity for us. Securitizations and secured financings are used to limit our reliance on the debt and equity markets and often are more cost-effective than alternative funding sources.

     At December 31, 2002, securitizations structured as sales represented 23 percent and secured financings represented 7 percent of the funding associated with our managed portfolio. At December 31, 2001, securitizations structured as sales represented 22 percent and secured financings represented 2 percent of the funding associated with our managed portfolio.

     In a securitization, a designated pool of non-real estate consumer receivables is removed from the balance sheet and transferred to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity ("QSPE") as defined by SFAS No. 140 and, therefore, is not consolidated. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The securities are collateralized by the underlying receivables transferred to the QSPE. At the time of sale, an interest-only strip receivable is recorded, representing the present value of the cash flows we expect to receive over the life of the securitized receivables, net of estimated credit losses.

     Certain securitization trusts, such as credit cards, are established at fixed levels and, due to the revolving nature of the underlying receivables, require the sale of new receivables into the trust to replace runoff so that the principal dollar amount of the investors' interest remains unchanged. We refer to such activity as replenishments. Once the revolving period ends, the amortization period begins and the trust distributes principal payments to the investors.

     When loans are securitized in transactions structured as sales, we receive cash proceeds from investors, net of transaction costs and expenses. These proceeds are generally used to re-pay other debt and corporate obligations and to fund new loans. The investors' share of finance charges and fees received from the securitized loans is collected each month and is primarily used to pay investors for interest and credit losses and to pay us for servicing fees. We retain any excess cash flow remaining after such payments are made to investors. As a result of the October 11, 2002 downgrade of our commercial paper debt ratings by S&P, we, as servicer of the various securitization trusts, currently are required to transfer cash collections to the trusts on a daily basis.

     To help ensure that adequate funds are available to meet the cash needs of the QSPE, we may retain various forms of interests in securitized assets through overcollateralization, subordinated series, residual interests or spread accounts which provide credit enhancement to investors. Overcollateralization is created when the underlying receivables transferred to a QSPE exceed issued securities. The retention of a subordinated series provides additional assurance of payment to senior security holders. Residual interests are also referred to as interest-only strip receivables and are rights to future cash flows arising from the securitized receivables after the investors receive their contractual return. Spread accounts are cash accounts which are funded from initial deposits from proceeds at the time of sale and/or from excess spread that would otherwise be returned to us. Investors and the securitization trusts have only limited recourse to our assets for failure of debtors to pay. That recourse is limited to our rights to future cash flows and any other subordinated interest that we may retain. Cash flows related to the interest-only strip receivables and the servicing of receivables are collected over the life of the underlying securitized receivables.

     Our retained securitization interests are not in the form of securities and are included in receivables on our consolidated balance sheets. These retained interests were comprised of the following at December 31, 2002 and 2001:

                                                                AT DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
Overcollateralization.......................................  $2,135.6   $2,171.1
Interest-only strip receivables.............................   1,147.8      968.2
Cash spread accounts........................................     296.4      234.2
Other subordinated interests................................   2,554.1    2,057.7
                                                              --------   --------
Total retained securitization interests.....................  $6,133.9   $5,431.2
                                                              ========   ========

     In a secured financing, a designated pool of receivables, typically real estate secured, are conveyed to a wholly owned limited purpose subsidiary which in turn transfers the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. We do not recognize a gain in a secured financing transaction. Because the receivables and the debt remain on our balance sheet, revenues and expenses are reported consistently with our owned balance sheet portfolio. Using this source of funding results in similar cash flows as issuing debt through alternative funding sources.

     Our securitization and secured financing activity in 2002 exceeded that of both prior year periods. The higher levels reflect our liquidity management plans to limit reliance on short-term unsecured debt in potentially volatile markets and were often a more cost-effective source of funding than traditional medium and long-term unsecured debt funding sources. Securitizations and secured financings were as follows:

                                                           YEAR ENDED DECEMBER 31
                                                      ---------------------------------
                                                        2002        2001        2000
                                                      ---------   ---------   ---------
                                                                (IN MILLIONS)
INITIAL SECURITIZATIONS:
Auto finance........................................  $ 3,288.6   $ 2,573.9   $ 1,912.6
MasterCard/Visa.....................................    1,557.4       261.1     1,925.0
Private label.......................................    1,747.2       500.0       500.0
Personal non-credit card............................    3,560.7     2,123.6     2,637.4
                                                      ---------   ---------   ---------
Total...............................................  $10,153.9   $ 5,458.6   $ 6,975.0
                                                      =========   =========   =========
REPLENISHMENT SECURITIZATIONS:
MasterCard/Visa.....................................  $23,647.8   $23,030.7   $20,012.5
Private label.......................................    2,151.2     1,417.6       673.2
Personal non-credit card............................      325.4       261.0       345.2
                                                      ---------   ---------   ---------
Total...............................................  $26,124.4   $24,709.3   $21,030.9
                                                      =========   =========   =========
SECURED FINANCINGS -- Real estate secured...........  $ 7,548.6   $ 1,471.0          --
                                                      =========   =========   =========

     Outstanding securitized receivables consisted of the following:

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Real estate secured.........................................  $   456.2   $   861.8
Auto finance................................................    5,418.6     4,026.6
MasterCard/Visa.............................................   10,006.1     9,254.0
Private label...............................................    3,577.1     2,150.0
Personal non-credit card....................................    5,475.5     4,655.6
                                                              ---------   ---------
Total.......................................................  $24,933.5   $20,948.0
                                                              =========   =========

     The following table summarizes the expected amortization of our securitized receivables at December 31, 2002:

                                2003       2004       2005       2006       2007     THEREAFTER     TOTAL
                              --------   --------   --------   --------   --------   ----------   ---------
                                                              (IN MILLIONS)
Real estate secured.........  $  261.1   $  195.1         --         --         --        --      $   456.2
Auto finance................   1,937.4    1,490.6   $1,277.8   $  607.4   $  105.4        --        5,418.6
MasterCard/Visa.............   4,725.1    1,974.7    2,572.2       90.1      644.0        --       10,006.1
Private label...............     486.0    1,267.0         --    1,448.0      376.1        --        3,577.1
Personal non-credit card....   2,556.6    1,295.5      868.9      510.2      187.0     $57.3        5,475.5
                              --------   --------   --------   --------   --------     -----      ---------
Total.......................  $9,966.2   $6,222.9   $4,718.9   $2,655.7   $1,312.5     $57.3      $24,933.5
                              ========   ========   ========   ========   ========     =====      =========

     At December 31, 2002, the expected weighted-average remaining life of these transactions was 1.7 years.

     The securities issued with our securitizations may pay off sooner than originally scheduled if certain events occur. For certain auto securitizations, early payoff of securities may occur if established delinquency or loss levels are exceeded. For all other securitizations, early payoff of the securities begins if the annualized portfolio yield drops below a base rate or if certain other events occur. We do not presently believe that any early payoff will take place. If early payoff occurred, our funding requirements would increase. These additional requirements could be met through new securitizations, issuance of various types of debt or borrowings under existing back-up lines of credit. We believe we would continue to have adequate sources of funds if an early payoff event occurred.

     At December 31, 2002, we had facilities with commercial and investment banks under which we may securitize up to $19.7 billion of receivables. We may securitize up to $13.5 billion of auto finance, MasterCard and Visa, private label and personal non-credit card receivables and $6.25 billion of real estate secured receivables using real estate secured conduit capacity that was established in 2002. Draws on the real estate conduit facilities are structured as secured financings for accounting purposes. The facilities are renewable on an annual basis at the banks' option. At December 31, 2002, $11.8 billion of auto finance, MasterCard and Visa, private label, and personal non-credit card receivables and $2.3 billion of real estate secured receivables were securitized under these programs. The amount available under the facilities will vary based on the timing and volume of public securitization and secured financing transactions. Through existing term bank financing and new debt issuances, we believe we should continue to have adequate sources of funds, which could be impacted from time to time by volatility in the financial markets, if one or more of these facilities were unable to be renewed.

     We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. However, if the market for securities backed by receivables were to change, we may be unable to securitize our receivables or to do so at favorable pricing levels. Factors affecting our ability to securitize receivables or to do so at cost-effective rates include the overall credit quality of our securitized loans, the stability of the securitization markets, the securitization market's view of our desirability as an investment, and the legal, regulatory, accounting and tax environments governing securitization transactions.

     Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements:

                                                              AT DECEMBER 31, 2002
                                                              --------------------
                                                                 (IN BILLIONS)
MasterCard and Visa and private label credit cards..........         $122.6
Other consumer lines of credit..............................            2.2
                                                                     ------
Open lines of credit........................................         $124.8
                                                                     ======

     At December 31, 2002, our mortgage services business had commitments with numerous correspondents to purchase up to $1.4 billion of real estate secured receivables at fair market value, subject to availability based on underwriting guidelines specified by our mortgage services business and at prices indexed to general market rates. These commitments have terms of up to one year and can be renewed upon mutual agreement.

     Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations by period due at December 31, 2002:

                                     2003        2004       2005       2006       2007     THEREAFTER     TOTAL
                                   ---------   --------   --------   --------   --------   ----------   ---------
                                                                   (IN MILLIONS)
LONG-TERM DEBT:
  Time certificates of deposit...  $   696.2   $   16.6   $    4.7   $     .1   $    9.2   $      .3    $   727.1
  Senior and senior subordinated
    debt (including secured
    financings)..................   19,724.3    8,690.6    9,039.1    6,090.8    6,607.5    24,623.9     74,776.2
                                   ---------   --------   --------   --------   --------   ---------    ---------
  Total long-term debt...........   20,420.5    8,707.2    9,043.8    6,090.9    6,616.7    24,624.2     75,503.3
                                   ---------   --------   --------   --------   --------   ---------    ---------
OPERATING LEASES:
  Minimum rental payments........      164.9      126.2      107.1       96.1       77.6       267.1        839.0
  Minimum sublease income........       21.6       22.2       22.4       22.3       22.3        56.1        166.9
                                   ---------   --------   --------   --------   --------   ---------    ---------
  Total operating leases.........      143.3      104.0       84.7       73.8       55.3       211.0        672.1
                                   ---------   --------   --------   --------   --------   ---------    ---------
OTHER LONG-TERM OBLIGATIONS:
  Company obligated mandatorily
    redeemable preferred
    securities of subsidiary
    trusts.......................         --         --         --         --         --       975.0        975.0
                                   ---------   --------   --------   --------   --------   ---------    ---------
Total contractual cash
  obligations....................  $20,563.8   $8,811.2   $9,128.5   $6,164.7   $6,672.0   $25,810.2    $77,150.4
                                   =========   ========   ========   ========   ========   =========    =========

     These cash obligations could be funded primarily through cash collections on receivables, from the issuance of new debt or through securitization of receivables. Our receivables and other liquid assets generally have shorter lives than the liabilities used to fund them.

                                RISK MANAGEMENT

     We have a comprehensive program to address potential financial risks, such as liquidity, interest rate, currency and counterparty credit risk. The Finance Committee of the Board of Directors sets acceptable limits for each of these risks annually and reviews the limits semi-annually. We maintain an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We manage our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We manage our exposure to currency risk primarily through the use of currency swaps, options and forwards. We do not speculate on interest rate or foreign currency market exposure and we do not use exotic or leveraged derivative financial instruments.

     Because we are predominantly capital markets funded, our ability to ensure continuous access to these markets and maintain a diversified funding base is important in meeting our funding needs. We have worked with a number of investment banks to identify and implement the strategic initiatives required to enhance future market access. Our ability to issue debt at competitive prices is influenced by rating agencies' views of our credit quality, liquidity, capital and earnings. As a result, we maintain close working relationships with each rating agency to secure the highest possible rating on our debt and asset backed securities. Additionally, access to capital markets is dependent upon a well-informed investor base. We maintain a comprehensive, direct marketing program to ensure our investors receive consistent and timely information regarding our financial performance. The ability to fund our operations, however, can be influenced by market factors outside of our control. Contingency funding plans contemplating both general market and Household specific events are prepared on a regular basis. Any shortfalls created by these events can be mitigated through access to alternative sources of secured funding, asset sales and/or reductions in receivable growth rates. Our contingency plans were validated during 2002. In the second half of 2002, Household, along with other large unsecured debt issuers, experienced a reduction in demand for our new issue debt securities as general market conditions deteriorated. Our institutional debt issuance plans were adjusted lower while alternative sources of funding increased. Through the expansion of our retail note program, increased utilization of securitizations and secured financings and selective asset sales, we were able to accommodate our 2002 funding needs. Since meeting our previously announced capital goals and announcing the planned merger with HSBC in the fourth quarter of 2002, our access to the capital markets has improved and our funding costs have decreased as evidenced by $1.5 billion in offerings that we completed in the fourth quarter of 2002 and the $4.0 billion in offerings that we completed in January through March 19, 2003. We anticipate further improvement as the markets stabilize and the HSBC merger is completed.

     Generally, the lives of our assets are shorter than the lives of the liabilities used to fund them. This initially reduces liquidity risk by ensuring that funds are received prior to liabilities becoming due. See "Liquidity and Capital Resources" on pages 42 to 47 for further discussion of our liquidity position.

     Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of changes in interest rates on net interest margin. The key assumptions used in these models include expected loan payoff rates, loan volumes and pricing, cash flows from derivative financial instruments and changes in market conditions. These assumptions are based on our best estimates of actual conditions. The models cannot precisely predict the actual impact of changes in interest rates on our earnings because these assumptions are highly uncertain. At December 31, 2002, our interest rate risk levels were substantially below those allowed by our existing policy.

     We estimate that our after-tax earnings would decline by about $53 million at December 31, 2002 and $39 million at December 31, 2001 following a gradual 100 basis point increase in interest rates over a twelve month period and would increase by about $52 million at December 31, 2002 and $37 million at December 31, 2001 following a gradual 100 basis point decrease in interest rates. These estimates include the impact of the derivative positions we have entered into. These estimates also assume we would not take any corrective action to lessen the impact and, therefore, exceed what most likely would occur if rates were to change.

     We generally fund our assets with liabilities that have similar interest rate features. This initially reduces interest rate risk. Over time, however, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products produce different interest rate risk exposures. We use derivative financial instruments, principally swaps, to manage these exposures. Generally, we use derivatives that are either effective hedges, of which 84 percent qualify for the short-cut method of accounting under SFAS No. 133, or are short-term (less than one year) economic hedges which offset the economic risk inherent in our balance sheet. As a result, we do not believe that using these derivatives will result in a material mark-to-market income adjustment in any period.

     The primary exposure on our interest rate swap portfolio is counterparty credit risk. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We control counterparty credit risk in derivative instruments through established credit approvals, risk control limits and ongoing monitoring procedures. Counterparty limits have been set and are closely monitored as part of the overall risk management process. These limits ensure that we do not have significant exposure to any individual counterparty. Based on peak exposure at December 31, 2002, a large majority of our derivative counterparties were rated AA- or better. Certain swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. We have never suffered a loss due to counterparty failure.

     We also use interest rate futures, interest rate forwards and purchased options to reduce interest rate risk. We use these instruments primarily to hedge interest rate changes on our liabilities. For example, short-term borrowings expose us to interest rate risk because the interest rate we must pay to others may change faster than the rate we receive from borrowers. Futures, forwards and options are used to fix our interest cost on these borrowings at a desired rate and are held until the interest rate on the asset changes. We then terminate, or close out, the derivative financial instrument. These terminations are necessary because the date the interest rate changes is usually not the same as the expiration date of the derivative contracts.

     Foreign currency exchange risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. We enter into foreign exchange rate forward contracts and currency swaps to minimize currency risk associated with changes in the value of foreign-denominated assets or liabilities. Currency swaps convert principal and interest payments on debt issued from one currency to another. For example, we may issue Euro-denominated debt and then execute a currency swap to convert the obligation to U.S. dollars. We have foreign subsidiaries located in the United Kingdom and Canada. We periodically enter into foreign exchange contracts to hedge portions of our investments in foreign subsidiaries. Our foreign currency exchange risk on these investments is limited to the unhedged portion of the net investment in our foreign subsidiaries. We estimate that a 10 percent adverse change in the British pound/ U.S. dollar or Canadian dollar/U.S. dollar exchange rate would result in a decrease in common shareholders' equity of $27 million at December 31, 2002 and $72 million at December 31, 2001 and would not have a material impact on net income.

     See Note 11 to the accompanying consolidated financial statements, "Derivative Financial Instruments and Concentrations of Credit Risk," for additional information related to interest rate risk management and Note 15, "Fair Value of Financial Instruments," for information regarding the fair value of certain financial instruments.

                         NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). This Interpretation provides guidance on disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statement periods ending after December 15, 2002. The initial measurement and recognition provisions are applicable to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45's measurement and recognition provisions will not have a material impact to our financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation Number 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"). Interpretation No. 46 clarifies the application of Accounting Research Bulletin Number 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by SFAS No. 140 are excluded from the scope of Interpretation 46. Interpretation No. 46 applies immediately to all variable interest entities created after January 31, 2003 and is effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. The adoption of Interpretation No. 46 will not have a material impact to our financial position or results of operations.

     The FASB is expected to issue Statement Number 149, "Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both" ("SFAS No. 149") in the second quarter of 2003. This limited scope statement will prescribe changes to the classification of preferred securities of subsidiary trusts and the accounting for forward purchase contracts issued by a company in its own stock. SFAS No. 149 will require all preferred securities of subsidiary trusts to be classified as debt on the consolidated balance sheet and the related dividends as interest expense. Upon adoption of SFAS No. 149, we will be required to reclassify company obligated mandatorily redeemable preferred securities of subsidiary trusts totaling $975 million to senior and senior subordinated debt. Dividends on these securities are currently reported as interest expense in our consolidated statements of income. SFAS No. 149 will also require that all forward purchase contracts issued by a company in its own stock with alternative settlement methods be recorded as an asset or liability and measured at fair value with changes in fair value recorded in earnings. The statement is effective upon issuance except that it will be effective beginning July 1, 2003 for existing forward purchase contacts. Because we currently expect to close out our remaining forward contracts prior to July 1, 2003, we do not expect adoption of SFAS No. 149 will have a material impact to our financial position or results of operations.

                               GLOSSARY OF TERMS

     Acquired Intangibles -- Represent the market value premium attributable to our credit card accounts in excess of the aggregate outstanding credit card loans acquired.

     Affinity Credit Card -- A MasterCard or Visa account jointly sponsored by the issuer of the card and an organization whose members share a common interest (e.g., the AFL-CIO Union Plus(R) credit card program).

     Auto Finance Loans -- Closed-end loans secured by a first lien on a vehicle.

     Co-Branded Credit Card -- A MasterCard or Visa account that is jointly sponsored by the issuer of the card and another corporation (e.g., the GM Card(R)). The account holder typically receives some form of added benefit for using the card.

     Common Dividend Payout Ratio -- Dividends declared per common share divided by net income per share.

     Consumer Net Charge-off Ratio -- Net charge-offs of consumer receivables divided by average consumer receivables outstanding.

     Contractual Delinquency -- A method of determining aging of past due accounts based on the status of payments under the loan. Delinquency status may be affected by account management policies and practices such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, consumer credit counseling accommodations, loan rewrites and deferments.

     Efficiency Ratio -- Ratio of total costs and expenses less policyholders' benefits to net interest margin and other revenues less policyholders' benefits.

     Fee Income -- Income associated with interchange on credit cards and late and other fees from the origination or acquisition of loans.

     Foreign Exchange Contract -- A contract used to minimize our exposure to changes in foreign currency exchange rates.

     Futures Contract -- An exchange-traded contract to buy or sell a stated amount of a financial instrument or index at a specified future date and price.

     Goodwill -- Represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations.

     Interchange Fees -- Fees received for processing a credit card transaction through the MasterCard or Visa network.

     Interest-only Strip Receivables -- Represent our contractual right to receive interest and other cash flows from our securitization trusts after the investors receive their contractual return.

     Interest Rate Swap -- Contract between two parties to exchange interest payments on a stated principal amount (notional principal) for a specified period. Typically, one party makes fixed rate payments, while the other party makes payments using a variable rate.

     LIBOR -- London Interbank Offered Rate. A widely quoted market rate which is frequently the index used to determine the rate at which we borrow funds.

     Liquidity -- A measure of how quickly we can convert assets to cash or raise additional cash by issuing debt.

     Managed Basis -- Method of reporting whereby net interest margin, other revenues and credit losses on securitized receivables structured as sales are reported as if those receivables were still held on our balance sheet.

     Managed Receivables -- The sum of receivables on our balance sheet and those that we service for investors as part of our asset securitization program.

     MasterCard and Visa Receivables -- Receivables generated through customer usage of MasterCard and Visa credit cards.

     Net Interest Margin -- Interest income from receivables and noninsurance investment securities reduced by interest expense.

     Nonaccrual Loans -- Loans on which we no longer accrue interest because ultimate collection is unlikely.

     Options -- A contract giving the owner the right, but not the obligation, to buy or sell a specified item at a fixed price for a specified period.

     Owned Receivables -- Receivables held on our balance sheet.

     Personal Homeowner Loan ("PHL") -- A real estate loan that has been underwritten and priced as an unsecured loan. These loans are reported as personal non-credit card receivables.

     Personal Non-Credit Card Receivables -- Unsecured lines of credit or closed-end loans made to individuals.

     Private Label Credit Card -- A line of credit made available to customers of retail merchants evidenced by a credit card bearing the merchant's name.

     Products Per Customer -- A measurement of the number of products held by an individual customer whose borrowing relationship with Household is considered in good standing. Products include all loan and insurance products.

     Real Estate Secured Loan -- Closed-end loans and revolving lines of credit secured by first or second liens on residential real estate.

     Receivables Serviced with Limited Recourse -- Receivables we have securitized in transactions structured as sales and for which we have some level of potential loss if defaults occur.

     Refund Anticipation Loan ("RAL") Program -- A cooperative program with H&R Block Tax Services, Inc. and certain of its franchises, along with other independent tax preparers, to provide loans to customers entitled to tax refunds and who electronically file their returns with the Internal Revenue Service.

     Return on Average Common Shareholders' Equity -- Net income less dividends on preferred stock divided by average common shareholders' equity.

     Return on Average Managed Assets -- Net income divided by average managed assets.

     Return on Average Owned Assets -- Net income divided by average owned assets.

     Secured Financing -- The process where interests in a dedicated pool of financial assets, such as real estate secured receivables, are sold to investors. Typically, the receivables are transferred to a trust that issues interests that are sold to investors. These transactions do not receive sale treatment under SFAS No. 140. The receivables and related debt remain on our balance sheet.

     Securitization -- The process where interests in a dedicated pool of financial assets, such as credit card, auto or personal non-credit card receivables, are sold to investors. Typically, the receivables are sold to a trust that issues interests that are sold to investors. These transactions are structured to receive sale treatment under SFAS No. 140. The receivables are then removed from our owned basis balance sheet.

     Securitization Revenue -- Includes income associated with the current and prior period securitizations structured as sales of receivables with limited recourse. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

     Tangible Common Equity -- Common shareholders' equity (excluding unrealized gains and losses on investments and cash flow hedging instruments) less acquired intangibles and goodwill.

     Tangible Shareholders' Equity -- Common shareholders' equity (excluding unrealized gains and losses on investments and cash flow hedging instruments), preferred stock, company obligated mandatorily redeemable preferred securities of subsidiary trusts and, in 2002, senior debt which contains mandatorily redeemable obligations to purchase our common stock in 2006 (the Adjustable Conversion-Rate Equity Security Units), less acquired intangibles and goodwill.

     Tangible Managed Assets -- Total managed assets less acquired intangibles, goodwill and derivative financial assets.

     Whole Loan Sales -- Sales of loans to third parties without recourse. Typically, these sales are made pursuant to our liquidity or capital management plans.

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                    CREDIT QUALITY STATISTICS -- OWNED BASIS

                                                 AT DECEMBER 31, UNLESS OTHERWISE INDICATED.
                                             ----------------------------------------------------
                                               2002       2001       2000       1999       1998
                                             --------   --------   --------   --------   --------
                                                 (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
OWNED TWO-MONTH-AND-OVER CONTRACTUAL
  DELINQUENCY RATIOS
Real estate secured........................      3.91%      2.63%      2.58%      3.10%      3.95%
Auto finance...............................      3.96       2.92       2.46       2.02       2.90
MasterCard/Visa............................      5.97       5.67       4.90       3.59       5.09
Private label..............................      6.36       5.99       5.60       6.09       6.03
Personal non-credit card...................     10.31       9.04       7.99       9.06       8.24
                                             --------   --------   --------   --------   --------
Total consumer.............................      5.57%      4.53%      4.26%      4.82%      5.31%
                                             ========   ========   ========   ========   ========
RATIO OF OWNED NET CHARGE-OFFS TO AVERAGE
  OWNED RECEIVABLES FOR THE YEAR
Real estate secured........................       .91%       .52%       .42%       .51%       .60%
Auto finance...............................      6.00       4.00       3.29       3.42       4.11
MasterCard/Visa............................      9.46       8.17       6.55       7.95       5.90
Private label..............................      6.28       5.59       5.34       5.60       5.52
Personal non-credit card...................      8.26       6.81       7.02       6.50       6.52
                                             --------   --------   --------   --------   --------
Total consumer.............................      3.81       3.32       3.18       3.67       3.76
Commercial.................................      (.39)      2.10       2.69        .93        .52
                                             --------   --------   --------   --------   --------
Total......................................      3.79%      3.31%      3.18%      3.63%      3.69%
                                             ========   ========   ========   ========   ========
NONACCRUAL OWNED RECEIVABLES
Domestic:
  Real estate secured......................  $1,367.1   $  906.8   $  685.6   $  532.5   $  486.5
  Auto finance.............................      80.1       69.2       45.5       24.9       23.3
  Private label............................      38.0       38.6       47.6       58.1       29.0
  Personal non-credit card.................   1,048.4      834.4      632.0      545.8      297.9
Foreign....................................     263.6      215.3      226.0      236.7      178.3
                                             --------   --------   --------   --------   --------
Total consumer.............................   2,797.2    2,064.3    1,636.7    1,398.0    1,015.0
Commercial and other.......................      14.7       15.2       42.0       46.6       49.1
                                             --------   --------   --------   --------   --------
Total......................................  $2,811.9   $2,079.5   $1,678.7   $1,444.6   $1,064.1
                                             ========   ========   ========   ========   ========
ACCRUING CONSUMER OWNED RECEIVABLES 90 OR
  MORE DAYS DELINQUENT
Domestic:
  MasterCard/Visa..........................  $  342.4   $  352.4   $  272.0   $  140.2   $  264.0
  Private label............................     491.3      462.2      355.1      386.7      366.6
Foreign....................................      27.0       29.5       22.3       23.5       21.8
                                             --------   --------   --------   --------   --------
Total......................................  $  860.7   $  844.1   $  649.4   $  550.4   $  652.4
                                             ========   ========   ========   ========   ========
REAL ESTATE OWNED
Domestic...................................  $  424.1   $  394.7   $  333.5   $  268.1   $  249.5
Foreign....................................       3.0        4.2        3.6        3.4        4.4
                                             --------   --------   --------   --------   --------
Total......................................  $  427.1   $  398.9   $  337.1   $  271.5   $  253.9
                                             ========   ========   ========   ========   ========
RENEGOTIATED COMMERCIAL LOANS..............  $    1.3   $    2.1   $   12.3   $   12.3   $   12.3
                                             ========   ========   ========   ========   ========

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                   CREDIT QUALITY STATISTICS -- MANAGED BASIS

                                                 AT DECEMBER 31, UNLESS OTHERWISE INDICATED.
                                             ----------------------------------------------------
                                               2002       2001       2000       1999       1998
                                             --------   --------   --------   --------   --------
                                                 (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
MANAGED TWO-MONTH-AND-OVER CONTRACTUAL
  DELINQUENCY RATIOS
Real estate secured........................      3.94%      2.68%      2.63%      3.27%      3.67%
Auto finance...............................      3.65       3.16       2.55       2.43       2.29
MasterCard/Visa............................      4.12       4.10       3.49       2.78       3.75
Private label..............................      6.03       5.48       5.48       5.97       6.20
Personal non-credit card...................      9.41       8.87       7.97       8.81       7.94
                                             --------   --------   --------   --------   --------
Total consumer.............................      5.24%      4.46%      4.20%      4.66%      4.90%
                                             ========   ========   ========   ========   ========
RATIO OF MANAGED NET CHARGE-OFFS TO AVERAGE
  MANAGED RECEIVABLES FOR THE YEAR
Real estate secured........................       .92%       .53%       .45%       .58%       .63%
Auto finance...............................      6.63       5.31       4.80       4.96       5.39
MasterCard/Visa............................      7.12       6.63       5.58       6.66       5.95
Private label..............................      5.75       5.18       5.35       5.65       5.65
Personal non-credit card...................      8.32       6.79       6.97       6.52       6.97
                                             --------   --------   --------   --------   --------
Total consumer.............................      4.28       3.73       3.64       4.13       4.29
Commercial.................................      (.39)      2.10       2.69        .93        .52
                                             --------   --------   --------   --------   --------
Total......................................      4.26%      3.72%      3.63%      4.09%      4.24%
                                             ========   ========   ========   ========   ========
NONACCRUAL MANAGED RECEIVABLES
Domestic:
  Real estate secured......................  $1,391.2   $  940.8   $  734.1   $  626.9   $  550.8
  Auto finance.............................     271.9      201.8      116.2       73.9       40.3
  Private label............................      38.0       38.6       47.6       58.1       29.0
  Personal non-credit card.................   1,320.5    1,106.3      902.0      828.8      559.5
Foreign....................................     310.9      263.5      270.4      278.3      210.5
                                             --------   --------   --------   --------   --------
Total consumer.............................   3,332.5    2,551.0    2,070.3    1,866.0    1,390.1
Commercial and other.......................      14.7       15.2       42.0       46.6       49.1
                                             --------   --------   --------   --------   --------
Total......................................  $3,347.2   $2,566.2   $2,112.3   $1,912.6   $1,439.2
                                             ========   ========   ========   ========   ========
ACCRUING CONSUMER MANAGED RECEIVABLES 90 OR
  MORE DAYS DELINQUENT
Domestic:
  MasterCard/Visa..........................  $  513.1   $  527.4   $  420.3   $  286.4   $  436.2
  Private label............................     633.4      503.2      417.2      430.0      416.6
Foreign....................................      27.0       29.5       22.3       23.5       21.8
                                             --------   --------   --------   --------   --------
Total......................................  $1,173.5   $1,060.1   $  859.8   $  739.9   $  874.6
                                             ========   ========   ========   ========   ========

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

         ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY -- OWNED RECEIVABLES

                                                    2002        2001        2000        1999        1998
                                                  ---------   ---------   ---------   ---------   ---------
                                                         (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
TOTAL OWNED CREDIT LOSS RESERVES AT JANUARY 1...  $ 2,663.1   $ 2,111.9   $ 1,757.0   $ 1,734.2   $ 1,642.1
                                                  ---------   ---------   ---------   ---------   ---------
PROVISION FOR CREDIT LOSSES.....................    3,732.0     2,912.9     2,116.9     1,716.4     1,516.8
                                                  ---------   ---------   ---------   ---------   ---------
CHARGE-OFFS
Domestic:
  Real estate secured...........................     (429.7)     (194.0)     (123.2)     (103.8)      (82.8)
  Auto finance..................................     (158.4)      (94.3)      (61.3)      (39.4)      (29.7)
  MasterCard/Visa...............................     (736.2)     (645.4)     (432.1)     (477.8)     (454.1)
  Private label.................................     (649.9)     (590.9)     (536.9)     (547.7)     (471.4)
  Personal non-credit card......................   (1,193.2)     (893.2)     (723.5)     (534.6)     (464.4)
Foreign.........................................     (223.1)     (237.0)     (232.7)     (233.9)     (206.4)
                                                  ---------   ---------   ---------   ---------   ---------
Total consumer..................................   (3,390.5)   (2,654.8)   (2,109.7)   (1,937.2)   (1,708.8)
Commercial and other............................       (2.1)      (12.2)      (17.1)      (10.1)       (7.5)
                                                  ---------   ---------   ---------   ---------   ---------
Total owned receivables charged off.............   (3,392.6)   (2,667.0)   (2,126.8)   (1,947.3)   (1,716.3)
                                                  ---------   ---------   ---------   ---------   ---------
RECOVERIES
Domestic:
  Real estate secured...........................        6.9         4.4         4.7         7.5         2.6
  Auto finance..................................        6.8         1.5         1.5         1.2          .8
  MasterCard/Visa...............................       59.1        52.0        24.9        34.7        33.3
  Private label.................................       48.3        60.6        54.0        74.3        56.8
  Personal non-credit card......................       91.5        75.6        62.4        45.3        36.7
Foreign.........................................       49.1        62.5        57.5        46.6        43.2
                                                  ---------   ---------   ---------   ---------   ---------
Total consumer..................................      261.7       256.6       205.0       209.6       173.4
Commercial and other............................        1.8          .4          .4          .3         2.2
                                                  ---------   ---------   ---------   ---------   ---------
Total recoveries on owned receivables...........      263.5       257.0       205.4       209.9       175.6
OTHER, NET......................................       66.6        48.3       159.4        43.8       116.0
                                                  ---------   ---------   ---------   ---------   ---------
OWNED CREDIT LOSS RESERVES
Domestic:
  Real estate secured...........................      550.9       284.4       172.9       149.2       185.3
  Auto finance..................................      126.4        77.3        51.0        39.1        27.8
  MasterCard/Visa...............................      648.9       593.4       540.8       304.4       387.7
  Private label.................................      526.4       499.4       425.2       487.2       472.5
  Personal non-credit card......................    1,274.8     1,031.9       734.2       568.9       457.6
Foreign.........................................      172.3       137.1       141.6       143.1       142.7
                                                  ---------   ---------   ---------   ---------   ---------
Total consumer..................................    3,299.7     2,623.5     2,065.7     1,691.9     1,673.6
Commercial and other............................       32.9        39.6        46.2        65.1        60.6
                                                  ---------   ---------   ---------   ---------   ---------
TOTAL OWNED CREDIT LOSS RESERVES AT DECEMBER
  31............................................  $ 3,332.6   $ 2,663.1   $ 2,111.9   $ 1,757.0   $ 1,734.2
                                                  =========   =========   =========   =========   =========
RATIO OF OWNED CREDIT LOSS RESERVES TO:
Net charge-offs.................................      106.5%      110.5%      109.9%      101.1%      112.6%
Receivables:
  Consumer......................................       4.02        3.31        3.10        3.30        3.85
  Commercial....................................       6.64        7.12        7.43        7.70        8.34
                                                  ---------   ---------   ---------   ---------   ---------
  Total.........................................       4.04%       3.33%       3.14%       3.36%       3.92%
                                                  =========   =========   =========   =========   =========
Nonperforming loans:
  Consumer......................................       90.3%       90.3%       90.3%       86.9%       99.3%
  Commercial....................................      229.7       278.7        85.4       116.8       139.0
                                                  ---------   ---------   ---------   ---------   ---------
  Total.........................................       90.7%       91.0%       90.2%       87.5%      100.3%
                                                  =========   =========   =========   =========   =========

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

        ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY -- MANAGED RECEIVABLES

                                                     2002        2001        2000        1999        1998
                                                   ---------   ---------   ---------   ---------   --------
                                                         (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
TOTAL MANAGED CREDIT LOSS RESERVES AT
  JANUARY 1......................................  $ 3,811.4   $ 3,194.2   $ 2,666.6   $ 2,548.1   $2,523.0
                                                   ---------   ---------   ---------   ---------   --------
PROVISION FOR CREDIT LOSSES......................    5,655.0     4,018.4     3,252.4     2,781.8    2,716.0
                                                   ---------   ---------   ---------   ---------   --------
CHARGE-OFFS
Domestic:
  Real estate secured............................     (436.9)     (202.4)     (139.9)     (134.1)    (118.8)
  Auto finance...................................     (477.7)     (286.7)     (188.4)     (120.4)     (70.0)
  MasterCard/Visa................................   (1,274.3)   (1,147.9)     (880.7)   (1,020.8)  (1,166.2)
  Private label..................................     (764.0)     (640.2)     (605.6)     (598.3)    (544.3)
  Personal non-credit card.......................   (1,600.1)   (1,196.2)   (1,030.6)     (821.6)    (797.9)
Foreign..........................................     (280.0)     (282.2)     (275.8)     (281.4)    (250.0)
                                                   ---------   ---------   ---------   ---------   --------
Total consumer...................................   (4,833.0)   (3,755.6)   (3,121.0)   (2,976.6)  (2,947.2)
Commercial and other.............................       (2.1)      (12.2)      (17.0)      (10.0)      (7.5)
                                                   ---------   ---------   ---------   ---------   --------
Total managed receivables charged off............   (4,835.1)   (3,767.8)   (3,138.0)   (2,986.6)  (2,954.7)
                                                   ---------   ---------   ---------   ---------   --------
RECOVERIES
Domestic:
  Real estate secured............................        6.9         4.4         4.7         7.5        4.4
  Auto finance...................................       17.1         4.0         4.0         2.8        2.1
  MasterCard/Visa................................       96.5        81.1        49.8        68.4       82.0
  Private label..................................       55.9        62.3        57.0        77.0       65.0
  Personal non-credit card.......................      121.7       100.9        79.2        61.2       51.6
Foreign..........................................       59.1        71.9        69.0        54.1       47.2
                                                   ---------   ---------   ---------   ---------   --------
Total consumer...................................      357.2       324.6       263.7       271.0      252.3
Commercial and other.............................        1.8          .4          .3          .3        2.2
                                                   ---------   ---------   ---------   ---------   --------
Total recoveries on managed receivables..........      359.0       325.0       264.0       271.3      254.5
OTHER, NET.......................................      101.8        41.6       149.2        52.0        9.3
                                                   ---------   ---------   ---------   ---------   --------
MANAGED CREDIT LOSS RESERVES
Domestic:
  Real estate secured............................      561.3       303.8       195.9       172.8      244.1
  Auto finance...................................      758.5       448.8       323.8       242.4      133.2
  MasterCard/Visa................................      957.0       975.6       849.0       612.6      689.9
  Private label..................................      791.4       603.0       599.4       603.7      541.5
  Personal non-credit card.......................    1,697.4     1,217.4       957.5       761.6      685.5
Foreign..........................................      293.6       223.2       222.4       208.4      193.3
                                                   ---------   ---------   ---------   ---------   --------
Total consumer...................................    5,059.2     3,771.8     3,148.0     2,601.5    2,487.5
Commercial and other.............................       32.9        39.6        46.2        65.1       60.6
                                                   ---------   ---------   ---------   ---------   --------
TOTAL MANAGED CREDIT LOSS RESERVES AT
  DECEMBER 31....................................  $ 5,092.1   $ 3,811.4   $ 3,194.2   $ 2,666.6   $2,548.1
                                                   =========   =========   =========   =========   ========
RATIO OF MANAGED CREDIT LOSS RESERVES TO:
Net charge-offs..................................      113.8%      110.7%      111.1%       98.2%      94.4%
Receivables:
  Consumer.......................................       4.73        3.77        3.62        3.68       3.94
  Commercial.....................................       6.64        7.12        7.43        7.70       8.34
                                                   ---------   ---------   ---------   ---------   --------
  Total..........................................       4.74%       3.78%       3.65%       3.72%      3.99%
                                                   =========   =========   =========   =========   ========
Nonperforming loans:
  Consumer.......................................      112.3%      104.5%      107.4%       98.8%     109.0%
  Commercial.....................................      229.7       278.7        85.4       116.8      139.0
                                                   ---------   ---------   ---------   ---------   --------
  Total..........................................      112.6%      105.0%      107.0%      100.1%     109.5%
                                                   =========   =========   =========   =========   ========

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

           NET INTEREST MARGIN -- 2002 COMPARED TO 2001 (OWNED BASIS)

                                     AVERAGE             AVERAGE
                                 OUTSTANDING(1)           RATE
                              ---------------------   -------------
                                2002        2001      2002    2001
                              ---------   ---------   -----   -----
                              (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Receivables:
  Real estate secured.......  $47,257.7   $38,850.4   10.7%   11.6%
  Auto finance..............    2,529.4     2,319.1   14.7    15.3
  MasterCard/Visa...........    7,569.1     8,138.3   14.8    13.8
  Private label.............   10,774.7    10,516.4   12.2    13.4
  Personal non-credit
    card....................   13,968.0    12,486.0   18.1    20.0
  Commercial and other......      483.1       554.8    2.1     2.3
                              ---------   ---------   ----    ----
Total receivables...........   82,582.0    72,865.0   12.6    13.6
Noninsurance investments....    5,302.0       894.1    2.5     6.1
                              ---------   ---------   ----    ----
Total interest-earning
  assets (excluding
  insurance investments)....  $87,884.0   $73,759.1   12.0%   13.5%
Insurance investments.......    3,191.4     3,006.2
Other assets................    4,611.8     4,825.8
                              ---------   ---------
TOTAL ASSETS................  $95,687.2   $81,591.1
                              =========   =========
Debt:.......................
  Deposits..................  $ 5,838.9   $ 7,953.2    6.5%    6.3%
  Commercial paper..........    6,830.4     9,221.1    1.9     4.1
  Bank and other
    borrowings..............    1,472.6     2,240.1    3.4     3.9
  Senior and senior
    subordinated debt (with
    original maturities over
    one year)...............   68,430.6    50,018.2    4.8     6.4
                              ---------   ---------   ----    ----
Total debt..................  $82,572.5   $69,432.6    4.7%    6.0%
Other liabilities...........    2,634.7     3,432.6
                              ---------   ---------
Total liabilities...........   85,207.2    72,865.2
Preferred securities........    1,839.5     1,136.9
Common shareholders'
  equity....................    8,640.5     7,589.0
                              ---------   ---------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY......  $95,687.2   $81,591.1
                              =========   =========
NET INTEREST MARGIN --
  OWNED BASIS(3)(5).........                           7.6%    7.8%
                                                      ====    ====
INTEREST SPREAD -- OWNED
  BASIS(4)..................                           7.3%    7.5%
                                                      ====    ====

                                  FINANCE AND
                                INTEREST INCOME/         INCREASE/(DECREASE) DUE TO:
                                INTEREST EXPENSE     ------------------------------------
                              --------------------                VOLUME         RATE
                                2002        2001     VARIANCE   VARIANCE(2)   VARIANCE(2)
                              ---------   --------   --------   -----------   -----------
                                    (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Receivables:
  Real estate secured.......  $ 5,051.2   $4,516.1   $ 535.1     $  920.0      $  (384.9)
  Auto finance..............      372.6      354.0      18.6         31.3          (12.7)
  MasterCard/Visa...........    1,119.3    1,121.3      (2.0)       (81.2)          79.2
  Private label.............    1,314.3    1,405.3     (91.0)        33.9         (124.9)
  Personal non-credit
    card....................    2,526.4    2,496.9      29.5        280.7         (251.2)
  Commercial and other......       10.2       13.0      (2.8)        (1.6)          (1.2)
                              ---------   --------   -------     --------      ---------
Total receivables...........   10,394.0    9,906.6     487.4      1,258.1         (770.7)
Noninsurance investments....      131.6       54.7      76.9        126.6          (49.7)
                              ---------   --------   -------     --------      ---------
Total interest-earning
  assets (excluding
  insurance investments)....  $10,525.6   $9,961.3   $ 564.3     $1,771.9      $(1,207.6)
Insurance investments.......
Other assets................
TOTAL ASSETS................
Debt:.......................
  Deposits..................  $   380.0   $  498.6   $(118.6)    $ (137.0)     $    18.4
  Commercial paper..........      130.1      376.3    (246.2)       (80.5)        (165.7)
  Bank and other
    borrowings..............       50.7       86.9     (36.2)       (27.3)          (8.9)
  Senior and senior
    subordinated debt (with
    original maturities over
    one year)...............    3,310.5    3,212.0      98.5      1,007.8         (909.3)
                              ---------   --------   -------     --------      ---------
Total debt..................  $ 3,871.3   $4,173.8   $(302.5)    $  709.5      $(1,012.0)
Other liabilities...........
Total liabilities...........
Preferred securities........
Common shareholders'
  equity....................
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY......
NET INTEREST MARGIN --
  OWNED BASIS(3)(5).........  $ 6,654.3   $5,787.5   $ 866.8     $1,062.4      $  (195.6)
                              =========   ========   =======     ========      =========
INTEREST SPREAD -- OWNED
  BASIS(4)..................

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

                                                                2002       2001       2000
                                                              --------   --------   --------
Average interest-earning assets.............................  $6,616.2   $6,988.7   $6,639.1
Average interest-bearing liabilities........................   6,075.5    5,973.3    5,765.5
Net interest margin.........................................     483.3      431.2      467.7
Net interest margin percentage..............................       7.3%       6.2%       7.0%

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

           NET INTEREST MARGIN -- 2001 COMPARED TO 2000 (OWNED BASIS)

                                             AVERAGE
                                          OUTSTANDING(1)         AVERAGE RATE
                                      ----------------------    --------------
                                        2001         2000       2001     2000
                                      ---------    ---------    -----    -----
                                      (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Receivables:
  Real estate secured..............   $38,850.4    $30,682.5    11.6%    12.0%
  Auto finance.....................     2,319.1      1,818.9    15.3     16.7
  MasterCard/Visa..................     8,138.3      7,126.5    13.8     14.3
  Private label....................    10,516.4      9,981.7    13.4     14.3
  Personal non-credit card.........    12,486.0     10,194.7    20.0     20.7
  Commercial and other.............       554.8        693.5     2.3      5.0
                                      ---------    ---------    ----     ----
Total receivables..................    72,865.0     60,497.8    13.6     14.2
Noninsurance investments...........       894.1        973.4     6.1      6.2
                                      ---------    ---------    ----     ----
Total interest-earning assets
  (excluding insurance
  investments).....................   $73,759.1    $61,471.2    13.5%    14.1%
Insurance investments..............     3,006.2      2,733.6
Other assets.......................     4,825.8      5,161.7
                                      ---------    ---------
TOTAL ASSETS.......................   $81,591.1    $69,366.5
                                      =========    =========
Debt:
  Deposits.........................   $ 7,953.2    $ 7,757.5     6.3%     6.2%
  Commercial paper.................     9,221.1      9,828.7     4.1      6.3
  Bank and other borrowings........     2,240.1      2,099.7     3.9      5.5
  Senior and senior subordinated
    debt (with original maturities
    over one year).................    50,018.2     39,387.9     6.4      6.9
                                      ---------    ---------    ----     ----
Total debt.........................   $69,432.6    $59,073.8     6.0%     6.7%
Other liabilities..................     3,432.6      2,603.7
                                      ---------    ---------
Total liabilities..................    72,865.2     61,677.5
Preferred securities...............     1,136.9        701.9
Common shareholders' equity........     7,589.0      6,987.1
                                      ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY...........................   $81,591.1    $69,366.5
                                      =========    =========
NET INTEREST MARGIN -- OWNED
  BASIS(3)(5)......................                              7.8%     7.7%
                                                                ====     ====
INTEREST SPREAD -- OWNED
  BASIS(4).........................                              7.5%     7.4%
                                                                ====     ====

                                     FINANCE AND INTEREST
                                       INCOME/ INTEREST            INCREASE/(DECREASE) DUE TO:
                                           EXPENSE           ---------------------------------------
                                     --------------------                   VOLUME          RATE
                                       2001        2000      VARIANCE     VARIANCE(2)    VARIANCE(2)
                                     --------    --------    ---------    -----------    -----------
                                             (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Receivables:
  Real estate secured..............  $4,516.1    $3,684.3    $  831.8      $  952.8        $(121.0)
  Auto finance.....................     354.0       303.6        50.4          78.0          (27.6)
  MasterCard/Visa..................   1,121.3     1,021.1       100.2         147.5          (47.3)
  Private label....................   1,405.3     1,432.2       (26.9)         74.4         (101.3)
  Personal non-credit card.........   2,496.9     2,114.8       382.1         460.6          (78.5)
  Commercial and other.............      13.0        34.7       (21.7)         (5.9)         (15.8)
                                     --------    --------    --------      --------        -------
Total receivables..................   9,906.6     8,590.7     1,315.9       1,707.4         (391.5)
Noninsurance investments...........      54.7        59.9        (5.2)         (4.9)           (.3)
                                     --------    --------    --------      --------        -------
Total interest-earning assets
  (excluding insurance
  investments).....................  $9,961.3    $8,650.6    $1,310.7      $1,680.7        $(370.0)
Insurance investments..............
Other assets.......................
TOTAL ASSETS.......................
Debt:
  Deposits.........................  $  498.6    $  484.0    $   14.6      $   12.3        $   2.3
  Commercial paper.................     376.3       621.2      (244.9)        (36.4)        (208.5)
  Bank and other borrowings........      86.9       116.5       (29.6)          7.4          (37.0)
  Senior and senior subordinated
    debt (with original maturities
    over one year).................   3,212.0     2,707.2       504.8         692.0         (187.2)
                                     --------    --------    --------      --------        -------
Total debt.........................  $4,173.8    $3,928.9    $  244.9      $  675.3        $(430.4)
Other liabilities..................
Total liabilities..................
Preferred securities...............
Common shareholders' equity........
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY...........................
NET INTEREST MARGIN -- OWNED
  BASIS(3)(5)......................  $5,787.5    $4,721.7    $1,065.8      $1,005.4        $  60.4
                                     ========    ========    ========      ========        =======
INTEREST SPREAD -- OWNED
  BASIS(4).........................

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

     NET INTEREST MARGIN -- 2002 COMPARED TO 2001 AND 2000 (MANAGED BASIS)

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

                                                                                            FINANCE AND INTEREST
                                  AVERAGE OUTSTANDING(1)            AVERAGE RATE           INCOME/INTEREST EXPENSE
                            ----------------------------------   ------------------   ---------------------------------
                               2002        2001        2000      2002   2001   2000     2002        2001        2000
                            ----------   ---------   ---------   ----   ----   ----   ---------   ---------   ---------
                                                    (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Receivables:
  Real estate secured.....  $ 47,829.8   $40,049.6   $32,530.2   10.7%  11.6%  12.0%  $ 5,113.8   $ 4,650.2   $ 3,906.5
  Auto finance............     6,942.0     5,323.5     3,842.3   16.7   17.5   18.3     1,155.9       929.5       702.5
  MasterCard/Visa.........    17,246.2    17,282.8    16,111.2   13.4   14.0   14.6     2,304.2     2,411.3     2,348.3
  Private label...........    13,615.1    12,260.6    11,194.2   12.2   13.5   14.4     1,663.0     1,655.8     1,613.5
  Personal non-credit
    card..................    18,837.1    17,013.8    14,760.8   18.6   19.9   20.3     3,504.7     3,379.7     2,993.6
  Commercial and other....       483.1       554.9       693.5    2.1    2.3    5.0        10.2        13.0        34.7
                            ----------   ---------   ---------   ----   ----   ----   ---------   ---------   ---------
Total receivables.........   104,953.3    92,485.2    79,132.2   13.1   14.1   14.7    13,751.8    13,039.5    11,599.1
Noninsurance
  investments.............     5,302.0       894.1       973.4    2.5    6.1    6.2       131.6        54.7        59.9
                            ----------   ---------   ---------   ----   ----   ----   ---------   ---------   ---------
Total interest-earning
  assets (excluding
  insurance
  investments)............  $110,255.3   $93,379.3   $80,105.6   12.6%  14.0%  14.6%  $13,883.4   $13,094.2   $11,659.0
                            ----------   ---------   ---------   ----   ----   ----   ---------   ---------   ---------
Total debt................  $104,943.8   $89,052.8   $77,708.2    4.3%   5.9%   6.7%  $ 4,546.2   $ 5,212.8   $ 5,212.7
                            ----------   ---------   ---------   ----   ----   ----   ---------   ---------   ---------
NET INTEREST MARGIN --
  MANAGED BASIS(3)........                                        8.5%   8.4%   8.0%  $ 9,337.2   $ 7,881.4   $ 6,446.3
                                                                 ====   ====   ====   =========   =========   =========
INTEREST SPREAD -- MANAGED
  BASIS(4)................                                        8.3%   8.1%   7.9%
                                                                 ====   ====   ====

                                                      INCREASE/(DECREASE) DUE TO:
                            -------------------------------------------------------------------------------
                                    2002 COMPARED TO 2001                    2001 COMPARED TO 2000
                            --------------------------------------   --------------------------------------
                                          VOLUME          RATE                     VOLUME          RATE
                            VARIANCE   VARIANCE(2)    VARIANCE(2)    VARIANCE   VARIANCE(2)    VARIANCE(2)
                            --------   ------------   ------------   --------   ------------   ------------
                                              (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Receivables:
  Real estate secured.....  $  463.6     $  852.5      $  (388.9)    $  743.7     $  876.8      $  (133.1)
  Auto finance............     226.4        271.2          (44.8)       227.0        259.9          (32.9)
  MasterCard/Visa.........    (107.1)        (5.1)        (102.0)        63.0        169.7         (106.7)
  Private label...........       7.2        173.6         (166.4)        42.3        147.9         (105.6)
  Personal non-credit
    card..................     125.0        347.8         (222.8)       386.1        452.4          (66.3)
  Commercial and other....      (2.8)        (1.6)          (1.2)       (21.7)        (5.9)         (15.8)
                            --------     --------      ---------     --------     --------      ---------
Total receivables.........     712.3      1,676.4         (964.1)     1,440.4      1,900.8         (460.4)
Noninsurance
  investments.............      76.9        126.6          (49.7)        (5.2)        (2.6)          (2.6)
                            --------     --------      ---------     --------     --------      ---------
Total interest-earning
  assets (excluding
  insurance
  investments)............  $  789.2     $2,191.3      $(1,402.1)    $1,435.2     $1,882.1      $  (447.0)
                            --------     --------      ---------     --------     --------      ---------
Total debt................  $ (666.6)    $  866.4      $(1,533.0)    $     .1     $1,156.1      $(1,156.0)
                            --------     --------      ---------     --------     --------      ---------
NET INTEREST MARGIN --
  MANAGED BASIS(3)........  $1,455.8     $1,324.9      $   130.9     $1,435.1     $  726.0      $   709.0
                            ========     ========      =========     ========     ========      =========
INTEREST SPREAD -- MANAGED
  BASIS(4)................

---------------

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information required by this Item is included in sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on the following pages: "Liquidity and Capital Resources", pages 42 to 47, " Off-Balance Sheet Arrangements (Including Securitizations and Commitments), Secured Financings and Contractual Cash Obligations", pages 47 to 51, and "Risk Management", pages 51 to 53.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our 2002 Financial Statements meet the requirements of Regulation S-X. The 2002 Financial Statements and supplementary financial information specified by
Item 302 of Regulation S-K are set forth below.

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31
                                                              -------------------------------------
                                                                 2002          2001         2000
                                                              -----------   ----------   ----------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
Finance and other interest income...........................   $10,525.6     $9,961.3     $8,650.6
Interest expense............................................     3,871.3      4,173.8      3,928.9
                                                               ---------     --------     --------
Net interest margin.........................................     6,654.3      5,787.5      4,721.7
Provision for credit losses on owned receivables............     3,732.0      2,912.9      2,116.9
                                                               ---------     --------     --------
Net interest margin after provision for credit losses.......     2,922.3      2,874.6      2,604.8
                                                               ---------     --------     --------
Securitization revenue......................................     2,134.0      1,762.9      1,459.3
Insurance revenue...........................................       716.4        662.4        561.2
Investment income...........................................       182.0        167.7        174.2
Fee income..................................................       948.4        903.5        760.2
Other income................................................       543.4        322.5        228.8
Loss on disposition of Thrift assets and deposits...........      (378.2)          --           --
                                                               ---------     --------     --------
Total other revenues........................................     4,146.0      3,819.0      3,183.7
                                                               ---------     --------     --------
Salaries and fringe benefits................................     1,817.0      1,597.2      1,312.1
Sales incentives............................................       255.9        273.2        203.6
Occupancy and equipment expense.............................       371.1        337.4        306.6
Other marketing expenses....................................       531.0        490.4        443.6
Other servicing and administrative expenses.................       888.9        716.8        595.0
Amortization of acquired intangibles and goodwill...........        57.8        157.6        166.4
Policyholders' benefits.....................................       368.8        302.6        261.7
Settlement charge and related expenses......................       525.0           --           --
                                                               ---------     --------     --------
Total costs and expenses....................................     4,815.5      3,875.2      3,289.0
                                                               ---------     --------     --------
Income before income taxes..................................     2,252.8      2,818.4      2,499.5
Income taxes................................................       695.0        970.8        868.9
                                                               ---------     --------     --------
Net income..................................................   $ 1,557.8     $1,847.6     $1,630.6
                                                               =========     ========     ========
EARNINGS PER COMMON SHARE
Net income..................................................   $ 1,557.8     $1,847.6     $1,630.6
Preferred dividends.........................................       (62.8)       (15.5)        (9.2)
                                                               ---------     --------     --------
Earnings available to common shareholders...................   $ 1,495.0     $1,832.1     $1,621.4
                                                               =========     ========     ========
Average common shares.......................................       459.3        462.0        471.8
Average common and common equivalent shares.................       464.6        468.1        476.2
                                                               ---------     --------     --------
Basic earnings per common share.............................   $    3.26     $   3.97     $   3.44
                                                               =========     ========     ========
Diluted earnings per common share...........................   $    3.22     $   3.91     $   3.40
                                                               =========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                   SHARE DATA)
                                      ASSETS
Cash........................................................  $   797.7   $   543.6
Investment securities.......................................    7,584.0     3,580.5
Receivables, net............................................   82,050.5    79,263.5
Acquired intangibles, net...................................      386.4       455.6
Goodwill....................................................    1,122.1     1,107.4
Properties and equipment, net...............................      535.1       531.1
Real estate owned...........................................      427.1       398.9
Derivative financial assets.................................    1,863.5        97.2
Other assets................................................    3,094.2     2,933.1
                                                              ---------   ---------
Total assets................................................  $97,860.6   $88,910.9
                                                              =========   =========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
  Deposits..................................................  $   821.2   $ 6,562.3
  Commercial paper, bank and other borrowings...............    6,128.3    12,024.3
  Senior and senior subordinated debt (with original
    maturities over one year)...............................   74,776.2    56,823.6
                                                              ---------   ---------
Total debt..................................................   81,725.7    75,410.2
Insurance policy and claim reserves.........................    1,047.6     1,094.5
Derivative related liabilities..............................    1,183.9       835.2
Other liabilities...........................................    2,512.3     2,297.3
                                                              ---------   ---------
Total liabilities...........................................   86,469.5    79,637.2
Company obligated mandatorily redeemable preferred
  securities of
  subsidiary trusts*........................................      975.0       975.0
Preferred stock.............................................    1,193.2       455.8
Common shareholders' equity:
  Common stock, $1.00 par value, 750,000,000 shares
    authorized; 551,811,025 and 551,684,740 shares issued at
    December 31, 2002 and 2001, respectively................      551.8       551.7
  Additional paid-in capital................................    1,911.3     2,030.0
  Retained earnings.........................................    9,885.6     8,837.5
  Accumulated other comprehensive income (loss).............     (694.9)     (732.4)
  Less common stock in treasury, 77,197,686 and 94,560,437
    shares at December 31, 2002 and 2001, respectively, at
    cost....................................................   (2,430.9)   (2,843.9)
                                                              ---------   ---------
Total common shareholders' equity...........................    9,222.9     7,842.9
                                                              ---------   ---------
Total liabilities and shareholders' equity..................  $97,860.6   $88,910.9
                                                              =========   =========

---------------

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

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31
                                                              ------------------------------------
                                                                 2002         2001         2000
                                                              ----------   ----------   ----------
                                                                         (IN MILLIONS)
CASH PROVIDED BY OPERATIONS
  Net income................................................  $  1,557.8   $  1,847.6   $  1,630.6
  Adjustments to reconcile net income to net cash provided
    by operations:
    Provision for credit losses on owned receivables........     3,732.0      2,912.9      2,116.9
    Insurance policy and claim reserves.....................        16.1        204.2         36.6
    Depreciation and amortization...........................       233.3        314.7        308.1
    Deferred income tax provision...........................      (119.6)        (6.1)        46.1
    Interest-only strip receivables, net change.............      (139.0)      (100.6)       (59.0)
    Other assets............................................      (136.0)      (112.9)      (265.6)
    Other liabilities.......................................       325.2       (107.2)       574.0
    Other, net..............................................     1,996.0        564.9       (200.1)
                                                              ----------   ----------   ----------
  Cash provided by operations...............................     7,465.8      5,517.5      4,187.6
                                                              ----------   ----------   ----------
INVESTMENTS IN OPERATIONS
  Investment securities:
    Purchased...............................................    (5,288.6)    (1,744.2)      (804.4)
    Matured.................................................     2,161.3        481.9        451.5
    Sold....................................................       642.2        686.3        238.4
  Short-term investment securities, net change..............    (1,254.0)       255.9        (47.8)
  Receivables:
    Originations, net.......................................   (47,424.5)   (45,210.3)   (41,017.3)
    Purchases and related premiums..........................    (1,072.6)    (1,577.4)    (4,162.8)
    Initial and fill-up securitizations.....................    36,278.3     30,167.9     28,005.9
    Whole loan sales........................................     6,287.0      1,011.3           --
  Acquisition of business operations........................          --           --        (87.1)
  Properties and equipment purchased........................      (158.6)      (175.2)      (173.8)
  Properties and equipment sold.............................        20.0         20.3         16.3
                                                              ----------   ----------   ----------
  Cash decrease from investments in operations..............    (9,809.5)   (16,083.5)   (17,581.1)
                                                              ----------   ----------   ----------
FINANCING AND CAPITAL TRANSACTIONS
  Short-term debt and demand deposits, net change...........    (6,232.5)     1,300.9        182.0
  Time certificates, net change.............................    (1,409.8)    (2,118.6)     3,219.7
  Disposition of Thrift deposits............................    (4,258.9)          --           --
  Senior and senior subordinated debt issued................    30,619.6     21,172.0     21,608.3
  Senior and senior subordinated debt retired...............   (16,275.9)    (9,107.0)   (11,152.0)
  Policyholders' benefits paid..............................      (286.8)       (85.7)      (117.6)
  Cash received from policyholders..........................        92.4         60.4         60.2
  Shareholders' dividends...................................      (509.7)      (406.6)      (358.9)
  Issuance of company obligated mandatorily redeemable
    preferred securities of subsidiary trusts...............          --        400.0        300.0
  Redemption of company obligated mandatorily redeemable
    preferred securities of subsidiary trusts...............          --       (100.0)          --
  Issuance of preferred stock...............................       726.4        291.4           --
  Purchase of treasury stock................................      (279.6)      (916.3)      (209.3)
  Common stock offering.....................................       399.8           --           --
  Issuance of common stock for employee benefit plans.......       135.6        121.8         64.4
                                                              ----------   ----------   ----------
  Cash increase from financing and capital transactions.....     2,720.6     10,612.3     13,596.8
                                                              ----------   ----------   ----------
  Effect of exchange rate changes on cash...................      (122.8)         7.1         16.3
                                                              ----------   ----------   ----------
  Increase in cash..........................................       254.1         53.4        219.6
  Cash at January 1.........................................       543.6        490.2        270.6
                                                              ----------   ----------   ----------
  Cash at December 31.......................................  $    797.7   $    543.6   $    490.2
                                                              ==========   ==========   ==========
  SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................  $  3,995.1   $  4,511.2   $  3,920.6
  Income taxes paid.........................................       863.9        979.5        689.9
                                                              ----------   ----------   ----------
  SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisition.......................  $       --   $       --   $    209.4
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

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK
                        AND COMMON SHAREHOLDERS' EQUITY

                                                                             COMMON SHAREHOLDERS' EQUITY
                                                    -----------------------------------------------------------------------------
                                                                                       ACCUMULATED                      TOTAL
                                                             ADDITIONAL                   OTHER          COMMON        COMMON
                                        PREFERRED   COMMON    PAID-IN     RETAINED    COMPREHENSIVE     STOCK IN    SHAREHOLDERS'
                                          STOCK     STOCK     CAPITAL     EARNINGS   INCOME (LOSS)(1)   TREASURY       EQUITY
                                        ---------   ------   ----------   --------   ----------------   ---------   -------------
                                                       (ALL AMOUNTS EXCEPT PER SHARE DATA ARE STATED IN MILLIONS)
BALANCE AT DECEMBER 31, 1999..........  $  164.4    $550.4    $1,780.8    $6,124.8       $(256.9)       $(1,962.1)    $6,237.0
                                        --------    ------    --------    --------       -------        ---------     --------
Net income............................                                     1,630.6                                     1,630.6
Other comprehensive income, net of
  tax:
  Unrealized gains on investments and
    interest-only strip receivables,
    net of reclassification
    adjustment........................                                                      95.1                          95.1
  Foreign currency translation
    adjustments.......................                                                     (52.9)                        (52.9)
                                                                                         -------                      --------
Total comprehensive income............                                                                                 1,672.8
Cash dividends:
  Preferred at stated rates...........                                        (9.2)                                       (9.2)
  Common, $.74 per share..............                                      (349.7)                                     (349.7)
Exercise of stock options.............                 .5         20.7                                       30.6         51.8
Issuance of common stock for employee
  benefit plans.......................                 .2        124.5                                      149.1        273.8
Purchase of treasury stock............                                                                     (209.3)      (209.3)
                                        --------    ------    --------    --------       -------        ---------     --------
BALANCE AT DECEMBER 31, 2000..........     164.4    551.1      1,926.0     7,396.5        (214.7)        (1,991.7)     7,667.2
                                        --------    ------    --------    --------       -------        ---------     --------
Net income............................                                     1,847.6                                     1,847.6
Other comprehensive income, net of
  tax:
  Cumulative effect of change in
    accounting principle (SFAS No.
    133)..............................                                                    (241.4)                       (241.4)
  Unrealized losses on cashflow
    hedging instruments, net of
    reclassification adjustment.......                                                    (457.7)                       (457.7)
  Unrealized gains on investments and
    interest-only strip receivables,
    net of reclassification
    adjustment........................                                                     199.5                         199.5
  Foreign currency translation
    adjustments.......................                                                     (18.1)                        (18.1)
                                                                                         -------                      --------
Total comprehensive income............                                                                                 1,329.9
Cash dividends:
  Preferred at stated rates...........                                       (15.5)                                      (15.5)
  Common, $.85 per share..............                                      (391.1)                                     (391.1)
Issuance of preferred stock...........     291.4                                                                            --
Exercise of stock options.............                 .5         31.2                                       15.2         46.9
Issuance of common stock for employee
  benefit plans.......................                 .1         72.8                                       48.9        121.8
Purchase of treasury stock............                                                                     (916.3)      (916.3)
                                        --------    ------    --------    --------       -------        ---------     --------
BALANCE AT DECEMBER 31, 2001..........     455.8    551.7      2,030.0     8,837.5        (732.4)        (2,843.9)     7,842.9
                                        --------    ------    --------    --------       -------        ---------     --------
Net income............................                                     1,557.8                                     1,557.8
Other comprehensive income, net of
  tax:
  Unrealized losses on cashflow
    hedging instruments, net of
    reclassification adjustment.......                                                     (37.4)                        (37.4)
  Unrealized gains on investments and
    interest-only strip receivables,
    net of reclassification
    adjustment........................                                                      96.0                          96.0
  Foreign currency translation and
    other adjustments.................                                                     (21.1)                        (21.1)
                                                                                         -------                      --------
Total comprehensive income............                                                                                 1,595.3
Cash dividends:
  Preferred at stated rates...........                                       (62.8)                                      (62.8)
  Common, $.97 per share..............                                      (446.9)                                     (446.9)
Issuance of preferred stock...........     737.4                 (11.0)                                                  (11.0)
Exercise of stock options.............                 .1          5.2                                        1.7          7.0
Issuance of common stock for employee
  benefit plans.......................                            49.9                                       96.9        146.8
Common stock offering.................                          (194.2)                                     594.0        399.8
Issuance of Adjustable Conversion-Rate
  Equity Security Units...............                            31.4                                                    31.4
Purchase of treasury stock............                                                                     (279.6)      (279.6)
                                        --------    ------    --------    --------       -------        ---------     --------
BALANCE AT DECEMBER 31, 2002..........  $1,193.2    $551.8    $1,911.3    $9,885.6       $(694.9)       $(2,430.9)    $9,222.9
                                        ========    ======    ========    ========       =======        =========     ========

---------------

(1) Accumulated other comprehensive income (loss) includes the following:

                                                                         AT DECEMBER 31
                                                              -------------------------------------
                                                               2002      2001      2000      1999
                                                              -------   -------   -------   -------
                                                                          (IN MILLIONS)
Unrealized losses on cashflow hedging instruments...........  $(736.5)  $(699.1)       --        --
Unrealized gains (losses) on investments and interest-only
  strip receivables:
  Gross unrealized gains (losses)...........................    500.3     351.7   $  41.6   $(109.8)
  Income tax expense (benefit)..............................    181.0     128.4      17.8     (38.5)
                                                              -------   -------   -------   -------
  Net unrealized gains (losses).............................    319.3     223.3      23.8     (71.3)
Cumulative adjustments for foreign currency translation and
  other adjustments.........................................   (277.7)   (256.6)   (238.5)   (185.6)
                                                              -------   -------   -------   -------
Total.......................................................  $(694.9)  $(732.4)  $(214.7)  $(256.9)
                                                              =======   =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK
                 AND COMMON SHAREHOLDERS' EQUITY -- (CONTINUED)

                                                                                         COMMON STOCK
                                                              PREFERRED   -------------------------------------------
SHARES OUTSTANDING                                              STOCK       ISSUED      IN TREASURY   NET OUTSTANDING
------------------                                            ---------   -----------   -----------   ---------------
BALANCE AT DECEMBER 31, 1999................................  1,398,279   550,431,057   (82,519,612)    467,911,445
Exercise of common stock options............................                  516,823     1,531,458       2,048,281
Issuance of common stock for employee benefit plans.........                  152,285     6,321,263       6,473,548
Purchase of treasury stock..................................                             (5,413,615)     (5,413,615)
                                                              ---------   -----------   -----------     -----------
BALANCE AT DECEMBER 31, 2000................................  1,398,279   551,100,165   (80,080,506)    471,019,659
Issuance of preferred stock.................................    300,000
Exercise of common stock options............................                  548,744     1,466,979       2,015,723
Issuance of common stock for employee benefit plans.........                   35,831     1,450,484       1,486,315
Purchase of treasury stock..................................                            (17,397,394)    (17,397,394)
                                                              ---------   -----------   -----------     -----------
BALANCE AT DECEMBER 31, 2001................................  1,698,279   551,684,740   (94,560,437)    457,124,303
Issuance of preferred stock.................................    750,000
Exercise of common stock options............................                  126,285       604,692         730,977
Issuance of common stock for employee benefit plans.........                              2,803,859       2,803,859
Common stock offering.......................................                             18,700,000      18,700,000
Purchase of treasury stock..................................                             (4,745,800)     (4,745,800)
                                                              ---------   -----------   -----------     -----------
BALANCE AT DECEMBER 31, 2002................................  2,448,279   551,811,025   (77,197,686)    474,613,339
                                                              =========   ===========   ===========     ===========

COMPREHENSIVE INCOME

     We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The adoption was accounted for as a cumulative effect of a change in accounting principle. The table below discloses reclassification adjustments and the related tax effects allocated to each component of other comprehensive income (expense) including unrealized gains (losses) on cash flow hedging instruments, unrealized gains (losses) on investments and interest-only strip receivables and foreign currency translation and other adjustments.

                                                                              TAX
                                                                           (EXPENSE)
                   YEAR ENDED DECEMBER 31                     BEFORE-TAX    BENEFIT    NET-OF-TAX
                   ----------------------                     ----------   ---------   ----------
                                                                         (IN MILLIONS)
2000
Unrealized gains (losses) on investments and interest-only
  strip receivables:
  Net unrealized holding gains arising during the period....  $   152.2     $(56.6)     $  95.6
  Less: Reclassification adjustment for gains realized in
    net income..............................................        (.8)        .3          (.5)
                                                              ---------     ------      -------
  Net unrealized gains on investments and interest-only
    strip receivables.......................................      151.4      (56.3)        95.1
Foreign currency translation adjustments....................      (75.3)      22.4        (52.9)
                                                              ---------     ------      -------
Other comprehensive income..................................  $    76.1     $(33.9)     $  42.2
                                                              =========     ======      =======
2001
Unrealized gains (losses) on cash flow hedging instruments:
  Cumulative effect of change in accounting principle (SFAS
    No. 133)................................................  $  (376.6)    $135.2      $(241.4)
  Net losses arising during the period......................   (1,137.0)     408.2       (728.8)
  Less: Reclassification adjustment for losses realized in
    net income..............................................      422.9     (151.8)       271.1
                                                              ---------     ------      -------
  Net losses on cash flow hedging instruments...............   (1,090.7)     391.6       (699.1)
                                                              ---------     ------      -------
Unrealized gains (losses) on investments and interest-only
  strip receivables:
  Net unrealized holding gains arising during the period....      321.3     (114.5)       206.8
  Less: Reclassification adjustment for gains realized in
    net income..............................................      (11.2)       3.9         (7.3)
                                                              ---------     ------      -------
  Net unrealized gains on investments and interest-only
    strip receivables.......................................      310.1     (110.6)       199.5
                                                              ---------     ------      -------
Foreign currency translation adjustments....................      (28.2)      10.1        (18.1)
                                                              ---------     ------      -------
Other comprehensive expense.................................  $  (808.8)    $291.1      $(517.7)
                                                              =========     ======      =======
2002
Unrealized gains (losses) on cash flow hedging instruments:
  Net losses arising during the period......................  $  (712.4)    $261.1      $(451.3)
  Less: Reclassification adjustment for losses realized in
    net income..............................................      652.2     (238.3)       413.9
                                                              ---------     ------      -------
  Net losses on cash flow hedging instruments...............      (60.2)      22.8        (37.4)
                                                              ---------     ------      -------
Unrealized gains (losses) on investments and interest-only
  strip receivables:
  Net unrealized holding gains arising during the period....      155.6      (55.1)       100.5
  Less: Reclassification adjustment for gains realized in
    net income..............................................       (7.0)       2.5         (4.5)
                                                              ---------     ------      -------
  Net unrealized gains on investments and interest-only
    strip receivables.......................................      148.6      (52.6)        96.0
                                                              ---------     ------      -------
Foreign currency translation and other adjustments..........      (33.2)      12.1        (21.1)
                                                              ---------     ------      -------
Other comprehensive income..................................  $    55.2     $(17.7)     $  37.5
                                                              =========     ======      =======

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

     Merger with HSBC Holdings plc In November 2002, Household and HSBC Holdings plc ("HSBC") announced they had entered into a definitive merger agreement under which Household will be merged into a wholly owned subsidiary of HSBC, subject to the terms and conditions of the merger agreement. Under the terms of the merger agreement, holders of Household common stock will receive
2.675 HSBC ordinary shares or 0.535 HSBC American Depositary Shares for each share of Household common stock. Prior to the merger, outstanding shares of our $4.30, $4.50 and 5.00 percent preferred stock will be redeemed pursuant to their respective terms. In connection with the merger, the outstanding shares of our 7.625, 7.60, 7.50 and 8.25 percent cumulative preferred stock will be converted into the right to receive cash from HSBC in an amount equal to their liquidation value, plus accrued and unpaid dividends which is an aggregate amount of $1.1 billion. Company obligated mandatorily redeemable preferred securities of subsidiary trusts will remain as outstanding obligations following the merger.

     Pursuant to their terms, the 8.875 percent Adjustable Conversion-Rate Equity Security Units will remain outstanding after the merger, with the purchase contracts that form a portion of such units becoming contracts to purchase HSBC ordinary shares in lieu of Household shares. Outstanding stock options and restricted stock rights ("RSRs") granted under our various equity plans will be assumed by HSBC and converted into options to purchase or rights to receive ordinary shares of HSBC. Stock options and RSRs which were issued prior to November 2002 will vest and become outstanding shares of HSBC upon completion of the merger. The employee stock purchase plan was terminated on March 7, 2003 and Household stock was purchased on that date. These shares of Household common stock will be converted to HSBC shares at the time of the merger. All rights to HSBC shares will be adjusted based upon the agreed-upon merger exchange ratio.

     Consummation of the merger is subject to regulatory approvals, the approval of the stockholders of both Household and HSBC and other customary conditions.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation The consolidated financial statements include the accounts of Household International, Inc. and all subsidiaries. Unaffiliated trusts to which we have transferred securitized receivables which are qualifying special purpose entities ("QSPE") as defined by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125," are not consolidated. All significant intercompany accounts and transactions have been eliminated.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts

---------------

     *MasterCard is a registered trademark of MasterCard International, Incorporated and VISA is a registered trademark of VISA USA, Inc.

reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year's presentation.

     Investment Securities We maintain investment portfolios (comprised primarily of debt securities and money market funds) in both our noninsurance and insurance operations. Our entire investment securities portfolio was classified as available-for-sale at December 31, 2002 and 2001. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholders' equity in accumulated other comprehensive income, net of income taxes. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current earnings.

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

     Receivables Receivables are carried at amortized cost. Finance income is recognized using the effective yield method. Premiums and discounts on purchased receivables are recognized as adjustments to the yield of the related receivables. Origination fees, which include points on real estate secured loans, are deferred and amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. Net deferred origination fees, excluding MasterCard and Visa, totaled $522.7 million at December 31, 2002. MasterCard and Visa annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Deferred MasterCard and Visa annual fees, net of direct lending costs related to these receivables, totaled $104.7 million at December 31, 2002 and $105.4 million at December 31, 2001.

     Insurance reserves and unearned premiums applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheet, since payments on such policies generally are used to reduce outstanding receivables.

     Provision and Credit Loss Reserves Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. Probable losses are estimated for consumer receivables based on delinquency, restructure status and past loss experience. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, credit counseling accommodation, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical calculation which uses roll rates and migration analysis. Roll rates and migration analysis are techniques used to estimate the likelihood that a loan will progress through the various delinquency buckets and ultimately charge-off. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions and current levels in charge-off and delinquency. Charge-off policies are also considered when establishing loss reserve requirements to ensure appropriate allowances exist for products with longer charge-off periods. We also consider key ratios such as reserves to non performing loans and reserves as a percentage of net charge-offs in developing our loss reserves estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

     Our policies and practices for the collection of consumer receivables, including restructuring policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. Such restructuring policies and practices vary by product and are designed to manage customer relationships, maximize collections and avoid foreclosure or repossession if reasonably possible. Approximately two-thirds of all restructured receivables are secured products which may have less loss severity exposure because of the underlying collateral.

     The main criteria for our restructuring policies and practices vary by product. The fact that the restructuring criteria may be met for a particular account does not require us to restructure that account, and the extent to which we restructure accounts that are eligible under the criteria will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, for some products, accounts may be restructured without receipt of a payment in certain special circumstances (e.g. upon reaffirmation of a debt owed to us in connection with a Chapter 7 bankruptcy proceeding). As indicated, our account management policies and practices are designed to manage customer relationships and to help maximize collection opportunities. We use account restructuring as an account and customer management tool in an effort to increase the value of our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time. These policies and practices are continually under review and assessment to assure that they meet the goals outlined above, and accordingly, we modify or permit exceptions to these general policies and practices from time to time. This should be taken into account when comparing restructuring statistics from different periods.

     In addition to our restructuring policies and practices, we employ other account management techniques, which we typically use on a more limited basis, that are similarly designed to manage customer relationships and maximize collections. These can include, at our discretion, actions such as extended payment arrangements, Credit Card Services consumer credit counseling accommodations, forbearance, modifications, loan rewrites and/or deferments pending a change in circumstances. We typically enter into forbearance agreements, extended payment and modification arrangements or deferments with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower's ability to pay the contractually specified amount for some period or time. These actions vary by product and are under continual review and assessment to determine that they meet the goals outlined above. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower's agreeing to pay us an extra amount in connection with making future payments. In some cases, a forbearance agreement, as well as extended payment or modification arrangements, deferments, consumer credit counseling accommodations, or loan rewrites may involve us agreeing to lower the contractual payment amount or reduce the periodic interest rate. In most cases, the delinquency status of an account is considered to be current if the borrower immediately begins payment under the new account terms, although if the agreed terms are not adhered to by the customer, the account status may be reversed and collection actions resumed. When we use one of these account management techniques, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. We generally consider loan rewrites to involve an extension of a new loan, and such new loans are not reflected in our delinquency or restructuring statistics.

Charge-Off and Nonaccrual Policies Our consumer charge-off and nonaccrual policies vary by product as follows:

PRODUCT                               CHARGE-OFF POLICY              NONACCRUAL POLICY(1)
-------                               -----------------              --------------------
Real estate secured(2)........  Carrying values in excess of    Interest income accruals are
                                net realizable value are        suspended when principal or
                                charged-off at or before the    interest payments are more
                                time foreclosure is completed   than 3 months contractually
                                or when settlement is reached   past due and resumed when the
                                with the borrower. If           receivable becomes less than 3
                                foreclosure is not pursued,     months contractually past due.
                                and there is no reasonable
                                expectation for recovery
                                (insurance claim, title claim,
                                pre-discharge bankrupt
                                account), generally the
                                account will be charged-off by
                                the end of the month in which
                                the account becomes 9 months
                                contractually delinquent.
Auto finance..................  Carrying values in excess of    Interest income accruals are
                                net realizable value are        suspended and the portion of
                                charged off at the earlier of   previously accrued interest
                                the following:                  expected to be uncollectible
                                - the collateral has been       is written off when principal
                                  repossessed and sold,         payments are more than 2
                                - the collateral has been in    months contractually past due
                                  our possession for more than  and resumed when the
                                  90 days, or                   receivable becomes less than 2
                                - the loan becomes 150 days     months contractually past due.
                                  contractually delinquent.
MasterCard and Visa...........  Generally charged-off by the    Interest accrues until
                                end of the month in which the   charge-off.
                                account becomes 6 months
                                contractually delinquent.
Private label(3)..............  Generally charged-off the       Interest accrues until
                                month following the month in    charge-off.
                                which the account becomes 9
                                months contractually
                                delinquent.
Personal non-credit card(3)...  Generally charged-off the       Interest income accruals are
                                month following the month in    suspended when principal or
                                which the account becomes 9     interest payments are more
                                months contractually            than 3 months contractually
                                delinquent and no payment       delinquent. For PHLs, interest
                                received in 6 months, but in    income accruals resume if the
                                no event to exceed 12 months    receivable becomes less than
                                contractually delinquent        three months contractually
                                (except in our United Kingdom   past due. For all other
                                business which may be longer).  personal non- credit card
                                                                receivables, interest income
                                                                is generally recorded as
                                                                collected.

---------------

(1) For our United Kingdom business, interest income accruals are suspended when principal or interest payments are more than three months contractually delinquent.

(2) For our United Kingdom business, real estate secured carrying values in excess of net realizable value are charged-off at time of sale.

(3) For our Canada business, the private label and personal non-credit card charge-off policy is also no payment received in six months, but in no event to exceed 18 months contractually delinquent.

     Charge-off involving a bankruptcy for MasterCard and Visa receivables occurs by the end of the month 60 days after notification and, for private label receivables, by the end of the month 90 days after notification. For auto finance receivables, bankrupt accounts are charged off no later than the end of the month in which the loan becomes 210 days contractually delinquent.

     Receivables Sold and Serviced with Limited Recourse and Securitization Revenue Certain real estate secured, auto finance, MasterCard and Visa, private label and personal non-credit card receivables have been securitized and sold to investors with limited recourse. We have retained the servicing rights to these receivables. Recourse is limited to our rights to future cash flow and any subordinated interest that we may retain. Upon sale, the receivables are removed from the balance sheet and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and other factors. The resulting gain is also adjusted by a provision for estimated probable losses under the recourse provisions based on historical experience and estimates of expected future performance. Gains on sale net of recourse provisions, servicing income and excess spread relating to securitized receivables are reported in the accompanying consolidated statements of income as securitization revenue.

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

     Properties and Equipment, Net Properties and equipment are recorded at cost, net of accumulated depreciation and amortization. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated useful lives of the assets which generally range from 3 to 40 years.

     Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Maintenance and repairs are expensed as incurred.

     Repossessed Collateral Real estate owned is valued at the lower of cost or fair value less estimated costs to sell. These values are periodically reviewed and reduced, if necessary. Costs of holding real estate and related gains and losses on disposition, are credited or charged to operations as incurred as a component of operating expense. Repossessed vehicles, net of loss reserves when applicable, are recorded at the lower of the estimated fair market value or the outstanding receivable balance.

     Insurance Insurance revenues on revolving credit insurance policies are recognized when billed. Insurance revenues on the remaining insurance contracts are recorded as unearned premiums and recognized into income based on the nature and terms of the underlying contracts. Liabilities for credit insurance policies are based upon estimated settlement amounts for both reported and incurred but not yet reported losses. Liabilities for future benefits on annuity contracts and specialty and corporate owned life insurance products are based on actuarial assumptions as to investment yields, mortality and withdrawals.

     Acquired Intangibles, Net Acquired intangibles consist primarily of acquired credit card relationships which are amortized on a straight-line basis over their estimated useful lives. These lives vary by portfolio and initially ranged from 4 to 15 years. Acquired intangibles are reviewed for impairment using discounted cash flows whenever events indicate that the carrying amounts may not be recoverable.

     Goodwill Goodwill represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill recorded in past business combinations ceased upon our adoption of the statement. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over periods not exceeding 25 years and was reviewed for impairment using undiscounted cash flows. Beginning January 1, 2002, goodwill is reviewed for impairment annually using discounted cash flows but may be recorded earlier if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment.

     Treasury Stock We account for repurchases of common stock using the cost method with common stock in treasury classified in the balance sheets as a reduction of common shareholders' equity. Treasury stock is reissued at average cost.

     Derivative Financial Instruments Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. Under SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a non-hedging derivative. Fair value hedges include hedges of the fair value of a recognized asset or liability and certain foreign currency hedges. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset or liability and certain foreign currency hedges. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.

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

     Foreign Currency Translation We have foreign subsidiaries located in the United Kingdom and Canada. The functional currency for each foreign subsidiary is its local currency. Assets and liabilities of these subsidiaries are translated at the rate of exchange in effect on the balance sheet date. Translation adjustments resulting from this process are accumulated in common shareholders' equity as a component of accumulated other comprehensive income. Income and expenses are translated at the average rate of exchange prevailing during the year.

     We periodically enter into forward exchange contracts and foreign currency options to hedge our investment in foreign subsidiaries. After-tax gains and losses on contracts to hedge foreign currency fluctuations are accumulated in common shareholders' equity as a component of accumulated other comprehensive income. Effects of foreign currency translation in the statements of cash flows are offset against the cumulative foreign currency adjustment, except for the impact on cash. Foreign currency transaction gains and losses are included in income as they occur.

     Stock-Based Compensation In 2002, we adopted the fair value method of accounting for our stock option and employee stock purchase plans. We elected to recognize stock compensation cost prospectively for all new awards granted under those plans beginning January 1, 2002 as provided under SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure (an amendment of FASB Statement No. 123") ("SFAS No. 148"). Prior to 2002, we applied the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees" in accounting for those plans. No compensation expense for these plans is reflected in 2001 or 2000 net income as all employee stock options granted prior to January 1, 2002 had an exercise price equal to the market value of the underlying common stock on the date of grant and the purchase price for the shares issued under the employee stock purchase plan was not less than 85 percent of the market price. Because option expense is recognized over the vesting period of the awards, generally four years, compensation expense included in the determination of net income for 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of FASB Statement No. 123.

     Compensation expense relating to restricted stock rights ("RSRs") is based upon the market value of the RSRs on the date of grant and is charged to earnings over the vesting period of the RSRs, generally five years.

     The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

                                                                YEAR ENDED DECEMBER 31
                                                         ------------------------------------
                                                            2002         2001         2000
                                                         ----------   ----------   ----------
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
Net income, as reported................................   $1,557.8     $1,847.6     $1,630.6
Add stock-based employee compensation expense included
  in reported net income, net of tax:
  Stock option and employee stock purchase plans.......        3.3           --           --
  Restricted stock rights..............................       36.1         29.7         15.9
Deduct stock-based employee compensation expense
  determined under the fair value method, net of tax:
  Stock option and employee stock purchase plans.......      (30.9)       (27.9)       (21.0)
  Restricted stock rights..............................      (36.1)       (29.7)       (15.9)
                                                          --------     --------     --------
Pro forma net income...................................   $1,530.2     $1,819.7     $1,609.6
                                                          ========     ========     ========
Earnings per share:
  Basic -- as reported.................................   $   3.26     $   3.97     $   3.44
  Basic -- pro forma...................................       3.20         3.91         3.39
  Diluted -- as reported...............................       3.22         3.91         3.40
  Diluted -- pro forma.................................       3.16         3.85         3.36

     The pro forma compensation expense included in the table above may not be representative of the actual effects on net income for future years.

     Income Taxes Federal income taxes are accounted for utilizing the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Investment tax credits generated by leveraged leases are accounted for using the deferral method.

2.  ACQUISITIONS AND DIVESTITURES

     During the fourth quarter of 2002, in conjunction with our efforts to make the most efficient use of our capital and in recognition that the continued operation of Household Bank, f.s.b. (the "Thrift") was not in our long-term strategic interest, we completed the sale of substantially all of the remaining assets and deposits of the Thrift. Disposition of Thrift assets and deposits included the sale of real estate secured receivables totaling $3.6 billion, the maturity of investment securities totaling $2.2 billion and the sale of retail certificates of deposit totaling $4.3 billion. A loss of $240.0 million (after-tax) was recorded on the disposition of these assets and deposits.

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

3.  INVESTMENT SECURITIES

                                                                AT DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
AVAILABLE-FOR-SALE INVESTMENTS
Corporate debt securities...................................  $2,110.0   $2,054.0
Money market funds..........................................   2,177.2      342.3
Certificates of deposit.....................................     173.0      259.8
U.S. government and federal agency debt securities..........   1,820.8      217.8
Marketable equity securities................................      19.8       21.2
Non-government mortgage backed securities...................     669.0      192.6
Other.......................................................     536.3      446.3
                                                              --------   --------
Subtotal....................................................   7,506.1    3,534.0
Accrued investment income...................................      77.9       46.5
                                                              --------   --------
Total investment securities.................................  $7,584.0   $3,580.5
                                                              ========   ========

     Proceeds from the sale of available-for-sale investments totaled approximately $.6 billion in 2002, $.7 billion in 2001 and $.2 billion in 2000. We realized gross gains of $18.8 million in 2002, $12.9 million in 2001 and $2.2 million in 2000 and gross losses of $11.8 million in 2002, $1.7 million in 2001 and $1.4 million in 2000 on those sales.

     The gross unrealized gains (losses) on available-for-sale investment securities were as follows:

                                                                       AT DECEMBER 31
                               -----------------------------------------------------------------------------------------------
                                                    2002                                             2001
                               ----------------------------------------------   ----------------------------------------------
                                             GROSS        GROSS                               GROSS        GROSS
                               AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                 COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
                               ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
                                                                        (IN MILLIONS)
Corporate debt securities....  $2,032.8      $124.9       $(47.7)    $2,110.0   $2,089.5      $31.3        $(66.8)    $2,054.0
Money market funds...........   2,177.2          --           --      2,177.2      342.3         --            --        342.3
Certificates of deposit......     167.7         5.3           --        173.0      246.1       13.7            --        259.8
U.S. government and federal
  agency debt securities.....   1,804.4        16.6          (.2)     1,820.8      217.0        2.0          (1.2)       217.8
Marketable equity
  securities.................      28.6          --         (8.8)        19.8       24.4         --          (3.2)        21.2
Non-government mortgage
  backed securities..........     660.5        10.2         (1.7)       669.0      190.0        3.3           (.7)       192.6
Other........................     523.8        13.9         (1.4)       536.3      421.6       25.3           (.6)       446.3
                               --------      ------       ------     --------   --------      -----        ------     --------
Total available-for-sale
  investments................  $7,395.0      $170.9       $(59.8)    $7,506.1   $3,530.9      $75.6        $(72.5)    $3,534.0
                               ========      ======       ======     ========   ========      =====        ======     ========

     See Note 15, "Fair Value of Financial Instruments," for further discussion of the relationship between the fair value of our assets and liabilities.

     Contractual maturities of and yields on investments in debt securities were as follows:

                                                               AT DECEMBER 31, 2002
                                            -----------------------------------------------------------
                                              DUE        AFTER 1       AFTER 5
                                             WITHIN    BUT WITHIN    BUT WITHIN      AFTER
                                             1 YEAR      5 YEARS      10 YEARS     10 YEARS     TOTAL
                                            --------   -----------   -----------   ---------   --------
                                                    (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Corporate debt securities:
  Amortized cost..........................  $  106.2     $882.6        $273.7       $770.3     $2,032.8
  Fair value..............................     107.2      926.0         293.9        782.9      2,110.0
  Yield(1)................................      5.76%      5.50%         6.25%        7.00%        6.18%

                                                               AT DECEMBER 31, 2002
                                            -----------------------------------------------------------
                                              DUE        AFTER 1       AFTER 5
                                             WITHIN    BUT WITHIN    BUT WITHIN      AFTER
                                             1 YEAR      5 YEARS      10 YEARS     10 YEARS     TOTAL
                                            --------   -----------   -----------   ---------   --------
                                                    (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
U.S. government and federal agency debt
  securities:
  Amortized cost..........................  $1,092.9     $644.2        $ 22.8       $ 44.5     $1,804.4
  Fair value..............................   1,092.9      658.8          23.5         45.6      1,820.8
  Yield(1)................................      1.47%      3.44%         4.65%        3.81%        2.27%
Non-government mortgage backed securities:
  Amortized cost..........................        --     $  1.6        $ 67.8       $591.1     $  660.5
  Fair value..............................        --        1.6          70.2        597.2        669.0
  Yield(1)................................        --       8.16%         4.61%        4.71%        4.71%

---------------

(1) Computed by dividing annualized interest by the amortized cost of respective investment securities.

4.  RECEIVABLES

                                                                  AT DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                   (IN MILLIONS)
Real estate secured.........................................  $ 45,818.5   $ 43,856.8
Auto finance................................................     2,023.8      2,368.9
MasterCard/Visa.............................................     8,946.5      8,141.2
Private label...............................................    11,339.6     11,663.9
Personal non-credit card....................................    13,970.9     13,337.0
Commercial and other........................................       463.0        506.9
                                                              ----------   ----------
Total owned receivables.....................................    82,562.3     79,874.7
Accrued finance charges.....................................     1,537.6      1,559.8
Credit loss reserve for owned receivables...................    (3,332.6)    (2,663.1)
Unearned credit insurance premiums and claims reserves......      (799.0)      (895.8)
Interest-only strip receivables.............................     1,147.8        968.2
Amounts due and deferred from receivable sales..............       934.4        419.7
                                                              ----------   ----------
Total owned receivables, net................................    82,050.5     79,263.5
Receivables serviced with limited recourse..................    24,933.5     20,948.0
                                                              ----------   ----------
Total managed receivables, net..............................  $106,984.0   $100,211.5
                                                              ==========   ==========

     Foreign receivables included in owned receivables were as follows:

                                                           AT DECEMBER 31
                                   ---------------------------------------------------------------
                                      UNITED KINGDOM AND OTHER                  CANADA
                                   ------------------------------   ------------------------------
                                     2002       2001       2000       2002       2001       2000
                                   --------   --------   --------   --------   --------   --------
                                                            (IN MILLIONS)
Real estate secured..............  $1,099.6   $  924.6   $  857.1   $  579.2   $  458.4   $  402.6
MasterCard/Visa..................   1,318.7    1,174.5    2,206.7         --         --         --
Private label....................   1,405.2    1,284.8    1,234.6      568.8      525.7      441.2
Personal non-credit card.........   1,893.9    1,217.5    1,000.3      391.5      382.8      377.5
Commercial and other.............        .8         .3         .8        1.3        1.4        1.5
                                   --------   --------   --------   --------   --------   --------
Total............................  $5,718.2   $4,601.7   $5,299.5   $1,540.8   $1,368.3   $1,222.8
                                   ========   ========   ========   ========   ========   ========

     Foreign owned receivables represented 9 percent of owned receivables at December 31, 2002 and 7 percent at December 31, 2001.

     The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Real estate secured.........................................  $   456.2   $   861.8
Auto finance................................................    5,418.6     4,026.6
MasterCard/Visa.............................................   10,006.1     9,254.0
Private label...............................................    3,577.1     2,150.0
Personal non-credit card....................................    5,475.5     4,655.6
                                                              ---------   ---------
Total.......................................................  $24,933.5   $20,948.0
                                                              =========   =========

     The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

                                                                  AT DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                   (IN MILLIONS)
Real estate secured.........................................  $ 46,274.7   $ 44,718.6
Auto finance................................................     7,442.4      6,395.5
MasterCard/Visa.............................................    18,952.6     17,395.2
Private label...............................................    14,916.7     13,813.9
Personal non-credit card....................................    19,446.4     17,992.6
Commercial and other........................................       463.0        506.9
                                                              ----------   ----------
Total.......................................................  $107,495.8   $100,822.7
                                                              ==========   ==========

     We maintain facilities with third parties which provide for the securitization or secured financing of receivables on both a revolving and non-revolving basis totaling $19.7 billion, of which $14.1 billion were utilized at December 31, 2002. The amount available under these facilities will vary based on the timing and volume of public securitization transactions.

     Contractual maturities of owned receivables were as follows:

                                                             AT DECEMBER 31, 2002
                                 -----------------------------------------------------------------------------
                                   2003       2004       2005       2006       2007     THEREAFTER     TOTAL
                                 --------   --------   --------   --------   --------   ----------   ---------
                                                                 (IN MILLIONS)
Real estate secured............  $  273.5   $  194.2   $  232.4   $  352.1   $  575.0   $44,191.3    $45,818.5
Auto finance...................     648.8      547.5      434.0      266.4      105.7        21.4      2,023.8
MasterCard/Visa................   1,048.4      871.4      843.0      664.3      612.8     4,906.6      8,946.5
Private label..................   5,202.5    1,987.4      917.6      719.6      388.4     2,124.1     11,339.6
Personal non-credit card.......   1,124.4      996.3    1,515.7    2,062.8    3,428.9     4,842.8     13,970.9
Commercial and other...........      46.9       55.8       35.9       32.3       18.7       273.4        463.0
                                 --------   --------   --------   --------   --------   ---------    ---------
Total..........................  $8,344.5   $4,652.6   $3,978.6   $4,097.5   $5,129.5   $56,359.6    $82,562.3
                                 ========   ========   ========   ========   ========   =========    =========

     A substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity. The above maturity schedule should not be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal on owned receivables to average principal balances, excluding credit card receivables, approximated 47 percent in 2002 and 44 percent in 2001.

     The following table summarizes contractual maturities of owned receivables due after one year by repricing characteristic:

                                                               AT DECEMBER 31, 2002
                                                              ----------------------
                                                                OVER 1
                                                              BUT WITHIN     OVER
                                                               5 YEARS      5 YEARS
                                                              ----------   ---------
                                                                  (IN MILLIONS)
Receivables at predetermined interest rates.................  $11,760.5    $44,992.2
Receivables at floating or adjustable rates.................    6,097.7     11,367.4
                                                              ---------    ---------
Total.......................................................  $17,858.2    $56,359.6
                                                              =========    =========

     Nonaccrual owned consumer receivables totaled $2,797.2 million (including $263.6 million relating to foreign operations) at December 31, 2002 and $2,064.3 million (including $215.3 million relating to foreign operations) at December 31, 2001. Interest income that would have been recorded if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $413.9 million (including $35.7 million relating to foreign operations) in 2002 and $315.8 million (including $34.6 million relating to foreign operations) in 2001. Interest income that was included in finance and other interest income prior to these loans being placed on nonaccrual status was approximately $216.8 million (including $16.2 million relating to foreign operations) in 2002 and $173.5 million (including $16.4 million relating to foreign operations) in 2001. For an analysis of reserves for credit losses on an owned and managed basis, see our "Analysis of Credit Loss Reserves Activity" on pages 59 and 60 of Management's Discussion and Analysis.

     Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,759.5 million at December 31, 2002 and $1,148.3 million at December 31, 2001. Interest-only strip receivables also included fair value mark-to-market adjustments which increased the balance by $389.2 million at year-end 2002 and $348.6 million at year-end 2001.

     Amounts due and deferred from receivable sales include certain assets established under the recourse provisions for certain receivable sales, including funds deposited in spread accounts, and net customer payments due from
(to) the securitization trustee. As a result of the October 11, 2002 downgrade of our commercial paper debt ratings by S&P, we, as servicer of the various securitization trusts, currently are required to transfer cash collections to the trusts on a daily basis.

     We issued securities backed by dedicated home equity loan receivables of $7.5 billion in 2002 and $1.5 billion in 2001. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. Real estate secured receivables included closed-end real estate secured receivables totaling $8.5 billion at December 31, 2002 and $1.7 billion at December 31, 2001 which secured the outstanding debt related to these transactions.

5.  ASSET SECURITIZATIONS

     We sell auto finance, MasterCard and Visa, private label and personal non-credit card receivables in various securitization transactions. We continue to service and receive servicing fees on the outstanding balance of these securitized receivables. We also retain rights to future cash flows arising from the receivables after the investors receive their contractual return. We have also, in certain cases, retained other subordinated interests in these securitizations. These transactions result in the recording of an interest-only strip receivable which represents the value of the future residual cash flows from securitized receivables. The investors and the securitization trusts have only limited recourse to our assets for failure of debtors to pay. That recourse is limited to our rights to future cash flow and any subordinated interest we retain. Servicing assets and liabilities are not recognized in conjunction with our securitizations since we receive adequate compensation relative to current market rates to service the receivables sold. See Note 1, "Summary of Significant Accounting Policies," for further discussion on our accounting for interest-only strip receivables.

     Securitization revenue includes income associated with the current and prior period securitization of receivables with limited recourse structured as sales. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Net initial gains......................................  $  322.0   $  165.7   $  170.1
Net replenishment gains................................     523.2      407.5      328.4
Servicing revenue and excess spread....................   1,288.8    1,189.7      960.8
                                                         --------   --------   --------
Total securitization revenue...........................  $2,134.0   $1,762.9   $1,459.3
                                                         ========   ========   ========

     Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, increased $139.0 million in 2002, $100.6 million in 2001 and $59.0 million in 2000.

     Net initial gains, which represent gross initial gains net of our estimate of probable credit losses under the recourse provisions, and the key economic assumptions used in measuring the net initial gains from securitizations were as follows:

                                              AUTO     MASTERCARD/   PRIVATE   PERSONAL NON-
YEAR ENDED DECEMBER 31                       FINANCE      VISA        LABEL     CREDIT CARD    TOTAL
----------------------                       -------   -----------   -------   -------------   ------
2002
Net initial gains (in millions)............  $139.7       $69.6       $57.3        $55.4       $322.0
Key economic assumptions:(1)
  Weighted-average life (in years).........     2.2          .4          .7          1.4
  Payment speed............................    34.1%       91.8%       72.8%        49.4%
  Expected credit losses (annual rate).....     5.9         5.4         5.7          9.9
  Discount rate on cash flows..............    10.0         9.0        10.0         11.0
  Cost of funds............................     4.3         3.2         3.3          2.4

                                              AUTO     MASTERCARD/   PRIVATE   PERSONAL NON-
YEAR ENDED DECEMBER 31                       FINANCE      VISA        LABEL     CREDIT CARD    TOTAL
----------------------                       -------   -----------   -------   -------------   ------
2001
Net initial gains (in millions)............  $109.3       $ 7.3       $13.1        $36.0       $165.7
Key economic assumptions:(1)
  Weighted-average life (in years).........     2.2          .4          .9          1.2
  Payment speed............................    34.2%       93.6%       67.1%        52.3%
  Expected credit losses (annual rate).....     4.8         5.1         5.5          7.3
  Discount rate on cash flows..............    10.0         9.0        10.0         11.0
  Cost of funds............................     4.5         6.2         5.7          4.2
2000
Net initial gains (in millions)............  $ 80.4       $43.7       $ 8.5        $37.5       $170.1
Key economic assumptions:(1)
  Weighted-average life (in years).........     2.1          .4          .9          1.3
  Payment speed............................    36.0%       92.6%       64.0%        52.0%
  Expected credit losses (annual rate).....     5.4         5.5         6.6          6.9
  Discount rate on cash flows..............    10.0         9.0        10.0         11.0
  Cost of funds............................     7.1         5.9         6.4          6.7

---------------

(1) Weighted-average annual rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

     Certain securitization trusts, such as credit cards, are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off. These replenishments totaled $26.1 billion in 2002, $24.7 billion in 2001 and $21.0 billion in 2000. Net gains (gross gains less estimated credit losses under the recourse provisions) related to these replenishments were calculated using weighted-average assumptions consistent with those used for calculating gains on initial securitizations and totaled $523.2 million in 2002, $407.5 million in 2001 and $328.4 million in 2000.

     Cash flows received from securitization trusts were as follows:

                            REAL ESTATE     AUTO     MASTERCARD/   PRIVATE    PERSONAL NON-
YEAR ENDED DECEMBER 31        SECURED     FINANCE       VISA        LABEL      CREDIT CARD      TOTAL
----------------------      -----------   --------   -----------   --------   -------------   ---------
                                                           (IN MILLIONS)
2002
Proceeds from initial
  securitizations.........        --      $3,288.6    $1,557.4     $1,747.2     $3,560.7      $10,153.9
Servicing fees received...     $ 7.4         102.5       203.1         58.0        114.0          485.0
Other cash flow received
  on retained
  interests(1)............      35.4         174.4       911.3        215.2        184.0        1,520.3
2001
Proceeds from initial
  securitizations.........        --      $2,573.9    $  261.1     $  500.0     $2,123.6      $ 5,458.6
Servicing fees received...     $12.0          84.9       182.9         34.9         90.6          405.3
Other cash flow received
  on retained
  interests(1)............      67.5         111.9       789.0        157.9        181.1        1,307.4

                            REAL ESTATE     AUTO     MASTERCARD/   PRIVATE    PERSONAL NON-
YEAR ENDED DECEMBER 31        SECURED     FINANCE       VISA        LABEL      CREDIT CARD      TOTAL
----------------------      -----------   --------   -----------   --------   -------------   ---------
                                                           (IN MILLIONS)
2000
Proceeds from initial
  securitizations.........        --      $1,912.6    $1,925.0     $  500.0     $2,637.4      $ 6,975.0
Servicing fees received...     $18.5          60.7       179.7         24.2         91.3          374.4
Other cash flow received
  on retained
  interests(1)............      81.5          80.4       645.5         57.4        177.4        1,042.2

---------------

(1) Other cash flows include all cash flows from interest-only strip receivables, excluding servicing fees.

     At December 31, 2002, the sensitivity of the current fair value of the interest-only strip receivables to an immediate 10 percent and 20 percent unfavorable change in assumptions are presented in the table below. These sensitivities are based on assumptions used to value our interest-only strip receivables at December 31, 2002.

                                              REAL ESTATE    AUTO     MASTERCARD/                   PERSONAL NON-
                                                SECURED     FINANCE      VISA       PRIVATE LABEL    CREDIT CARD
                                              -----------   -------   -----------   -------------   -------------
                                                            (DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Carrying value (fair value) of interest-only
  strip receivables.........................     $16.0      $362.1      $370.9         $ 93.0          $ 305.8
Weighted-average life (in years)............       1.0         1.9          .6             .7              1.4
Payment speed assumption (annual rate)......      24.3%       38.4%       81.5%          72.9%            48.1%
  Impact on fair value of 10% adverse
     change.................................     $ (.3)     $(31.9)     $(31.2)        $ (8.9)         $ (27.7)
  Impact on fair value of 20% adverse
     change.................................       (.7)      (62.0)      (58.6)         (16.6)           (54.2)
Expected credit losses (annual rate)........       1.7%        6.6%        5.5%           5.9%             8.9%
  Impact on fair value of 10% adverse
     change.................................     $ (.8)     $(44.6)     $(29.2)        $(14.4)         $ (55.4)
  Impact on fair value of 20% adverse
     change.................................      (1.5)      (89.2)      (58.3)         (28.8)          (110.6)
Discount rate on residual cash flows (annual
  rate).....................................      13.0%       10.0%        9.0%          10.0%            11.0%
  Impact on fair value of 10% adverse
     change.................................     $ (.2)     $(10.5)     $ (2.8)        $  (.6)         $  (3.4)
  Impact on fair value of 20% adverse
     change.................................       (.3)      (20.7)       (5.5)          (1.1)            (6.7)
Variable returns to investors (annual
  rate).....................................       2.0%        2.8%        2.3%           3.0%             3.0%
  Impact on fair value of 10% adverse
     change.................................     $ (.8)     $ (1.7)     $(12.9)        $ (7.8)         $ (18.6)
  Impact on fair value of 20% adverse
     change.................................      (1.6)       (3.4)      (25.8)         (15.5)           (37.2)

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

     Static pool credit losses are calculated by summing actual and projected future credit losses and dividing them by the original balance of each pool of asset. Due to the short term revolving nature of MasterCard and Visa, personal non-credit card and private label receivables, the weighted-average percentage of static pool credit losses is not considered to be materially different from the weighted-average charge-off assumptions used in determining the fair value of our interest-only strip receivables in the table above. At December 31, 2002, static pool credit losses for auto finance loans securitized in 2002 were estimated to be 11.9 percent, for auto finance loans securitized in 2001 were estimated to be 10.0 percent and for auto finance loans securitized in 2000 were estimated to be 12.6 percent.

     Receivables information by product including two-month-and-over contractual delinquency and net charge-offs for our managed and serviced with limited recourse portfolios were as follows:

                                                            AT DECEMBER 31
                                         -----------------------------------------------------
                                                   2002                        2001
                                         -------------------------   -------------------------
                                         RECEIVABLES   DELINQUENT    RECEIVABLES   DELINQUENT
                                         OUTSTANDING   RECEIVABLES   OUTSTANDING   RECEIVABLES
                                         -----------   -----------   -----------   -----------
                                                             (IN MILLIONS)
MANAGED RECEIVABLES:
  Real estate secured..................  $ 46,274.7       3.94%      $ 44,718.6       2.68%
  Auto finance.........................     7,442.4       3.65          6,395.5       3.16
  MasterCard/Visa......................    18,952.6       4.12         17,395.2       4.10
  Private label........................    14,916.7       6.03         13,813.9       5.48
  Personal non-credit card.............    19,446.4       9.41         17,992.6       8.87
                                         ----------       ----       ----------       ----
  Total consumer.......................   107,032.8       5.24        100,315.8       4.46
  Commercial and other.................       463.0        .93            506.9       1.58
                                         ----------       ----       ----------       ----
Total managed receivables..............  $107,495.8       5.22%      $100,822.7       4.44%
                                         ----------       ----       ----------       ----
RECEIVABLES SERVICED WITH LIMITED
  RECOURSE:
  Real estate secured..................  $   (456.2)      6.82%      $   (861.8)      5.00%
  Auto finance.........................    (5,418.6)      3.54         (4,026.6)      3.29
  MasterCard/Visa......................   (10,006.1)      2.46         (9,254.0)      2.73
  Private label........................    (3,577.1)      4.96         (2,150.0)      2.69
  Personal non-credit card.............    (5,475.5)      7.13         (4,655.6)      8.36
                                         ----------       ----       ----------       ----
Total receivables serviced with limited
  recourse.............................   (24,933.5)      4.16        (20,948.0)      4.18
                                         ----------       ----       ----------       ----
OWNED CONSUMER RECEIVABLES.............  $ 82,099.3       5.57%      $ 79,367.8       4.53%
                                         ==========       ====       ==========       ====

                                                        YEAR ENDED DECEMBER 31
                                         -----------------------------------------------------
                                                   2002                        2001
                                         -------------------------   -------------------------
                                           AVERAGE         NET         AVERAGE         NET
                                         RECEIVABLES   CHARGE-OFFS   RECEIVABLES   CHARGE-OFFS
                                         -----------   -----------   -----------   -----------
                                                             (IN MILLIONS)
MANAGED RECEIVABLES:
  Real estate secured..................  $ 47,829.8        .92%      $ 40,049.6        .53%
  Auto finance.........................     6,942.0       6.63          5,323.5       5.31
  MasterCard/Visa......................    17,246.2       7.12         17,282.8       6.63
  Private label........................    13,615.1       5.75         12,260.6       5.18
  Personal non-credit card.............    18,837.1       8.32         17,013.8       6.79
                                         ----------       ----       ----------       ----
  Total consumer.......................   104,470.2       4.28         91,930.3       3.73
  Commercial and other.................       483.1       (.39)           554.9       2.10
                                         ----------       ----       ----------       ----
Total managed receivables..............  $104,953.3       4.26%      $ 92,485.2       3.72%
                                         ----------       ----       ----------       ----
RECEIVABLES SERVICED WITH LIMITED
  RECOURSE:
  Real estate secured..................  $   (572.1)      1.26%      $ (1,199.2)       .70%
  Auto finance.........................    (4,412.6)      7.00         (3,004.4)      6.32
  MasterCard/Visa......................    (9,677.1)      5.28         (9,144.6)      5.27
  Private label........................    (2,840.4)      3.75         (1,744.2)      2.72
  Personal non-credit card.............    (4,869.1)      8.49         (4,527.8)      6.74
                                         ----------       ----       ----------       ----
Total receivables serviced with limited
  recourse.............................   (22,371.3)      6.02        (19,620.2)      5.26
                                         ----------       ----       ----------       ----
OWNED CONSUMER RECEIVABLES.............  $ 82,098.9       3.81%      $ 72,310.1       3.32%
                                         ==========       ====       ==========       ====

6.  ACQUIRED INTANGIBLES AND GOODWILL

     Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill recorded in past business combinations ceased upon adoption of the statement on January 1, 2002. We have completed the transitional goodwill impairment test required by SFAS No. 142 and have concluded that none of our goodwill is impaired.

     We do not hold any intangible assets which are not subject to amortization. Amortized acquired intangibles consisted of the following:

                                                                AT DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
Purchased credit card relationships.........................  $1,038.6   $1,038.6
Other intangibles...........................................      26.5       26.5
Accumulated amortization -- purchased credit card
  relationships.............................................    (670.8)    (603.8)
Accumulated amortization -- other intangibles...............      (7.9)      (5.7)
                                                              --------   --------
Acquired intangibles, net...................................  $  386.4   $  455.6
                                                              ========   ========

     Acquired intangible amortization expense totaled $57.8 million in 2002, $99.0 million in 2001 and $109.0 million in 2000.

     Estimated amortization expense associated with our acquired intangibles for each of the following years is as follows:

YEAR ENDING DECEMBER 31
-----------------------                                       (IN MILLIONS)
2003........................................................      $50.3
2004........................................................       47.7
2005........................................................       43.3
2006........................................................       40.9
2007........................................................       39.5

     The following tables disclose the impact of goodwill amortization on net income and earnings per share for the periods indicated.

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Reported net income....................................  $1,557.8   $1,847.6   $1,630.6
Add back: Goodwill amortization, net...................        --       46.4       45.1
                                                         --------   --------   --------
Adjusted net income....................................  $1,557.8   $1,894.0   $1,675.7
                                                         ========   ========   ========

                                                      YEAR ENDED DECEMBER 31
                                        ---------------------------------------------------
                                             2002              2001              2000
                                        ---------------   ---------------   ---------------
                                        BASIC   DILUTED   BASIC   DILUTED   BASIC   DILUTED
                                        -----   -------   -----   -------   -----   -------
Reported earnings per share...........  $3.26    $3.22    $3.97    $3.91    $3.44    $3.40
Add back: Goodwill amortization,
  net.................................     --       --      .10      .10      .10      .09
                                        -----    -----    -----    -----    -----    -----
Adjusted earnings per share...........  $3.26    $3.22    $4.07    $4.01    $3.54    $3.49
                                        =====    =====    =====    =====    =====    =====

     There were no significant changes to our recorded amount of goodwill, either in total or by segment, in 2002 or 2001.

7.  PROPERTIES AND EQUIPMENT, NET

                                                        AT DECEMBER 31,
                                                      -------------------   DEPRECIABLE
                                                        2002       2001        LIFE
                                                      --------   --------   -----------
                                                         (IN MILLIONS)
Land................................................  $   33.6   $   29.7       --
Buildings and improvements..........................     576.0      530.7   10-40 years
Furniture and equipment.............................     999.0      900.8      3-10
                                                      --------   --------
Total...............................................   1,608.6    1,461.2
Accumulated depreciation and amortization...........   1,073.5      930.1
                                                      --------   --------
Properties and equipment, net.......................  $  535.1   $  531.1
                                                      ========   ========

     Depreciation and amortization expense totaled $138.7 million in 2002, $139.7 million in 2001 and $135.8 million in 2000.

8.  DEPOSITS

                                                               AT DECEMBER 31
                                                ---------------------------------------------
                                                        2002                    2001
                                                --------------------   ----------------------
                                                          WEIGHTED-                WEIGHTED-
                                                           AVERAGE                  AVERAGE
                                                AMOUNT       RATE       AMOUNT        RATE
                                                -------   ----------   ---------   ----------
                                                 (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
DOMESTIC
Time certificates.............................  $ 22.3       4.4%      $6,000.7       6.8%
Savings accounts..............................    24.3       2.1           33.7       2.1
Demand accounts...............................    11.1       1.4           36.3        .4
                                                ------       ---       --------       ---
Total domestic deposits.......................    57.7       2.9        6,070.7       6.7
                                                ------       ---       --------       ---
FOREIGN
Time certificates.............................   704.8       4.0          316.0       5.7
Savings accounts..............................    57.4       2.1           54.1       3.1
Demand accounts...............................     1.3        --          121.5       3.9
                                                ------       ---       --------       ---
Total foreign deposits........................   763.5       3.8          491.6       5.0
                                                ------       ---       --------       ---
Total deposits................................  $821.2       3.7%      $6,562.3       6.6%
                                                ======       ===       ========       ===

     In conjunction with the fourth quarter 2002 sale of substantially all of the assets and deposits of the Thrift, we sold $4.3 billion in domestic deposits. The remaining domestic deposits were sold in the first quarter of 2003. Domestic time certificates included carrying value adjustments relating to derivative financial instruments totaling $24.7 million at December 31, 2001. There were no carrying value adjustments relating to derivative financial instruments at December 31, 2002.

     Average deposits and related weighted-average interest rates were as follows:

                                                YEAR ENDED DECEMBER 31
                          ------------------------------------------------------------------
                                  2002                   2001                   2000
                          --------------------   --------------------   --------------------
                                     WEIGHTED-              WEIGHTED-              WEIGHTED-
                          AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE
                          DEPOSITS     RATE      DEPOSITS     RATE      DEPOSITS     RATE
                          --------   ---------   --------   ---------   --------   ---------
                                     (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
DOMESTIC
Time certificates.......  $5,145.8      6.9%     $6,468.5      6.5%     $6,278.4      6.7%
Savings and demand
  accounts..............      97.8       .8         119.7       .6          53.2      1.5
                          --------      ---      --------      ---      --------      ---
Total domestic
  deposits..............   5,243.6      6.8       6,588.2      6.4       6,331.6      6.6
                          --------      ---      --------      ---      --------      ---
FOREIGN
Time certificates.......     417.3      3.9       1,172.8      5.7       1,243.7      4.5
Savings and demand
  accounts..............     178.0      3.2         192.2      4.5         182.2      4.5
                          --------      ---      --------      ---      --------      ---
Total foreign
  deposits..............     595.3      3.7       1,365.0      5.5       1,425.9      4.5
                          --------      ---      --------      ---      --------      ---
Total deposits..........  $5,838.9      6.5%     $7,953.2      6.3%     $7,757.5      6.2%
                          ========      ===      ========      ===      ========      ===

     Interest expense on total deposits was $380.0 million in 2002, $498.6 million in 2001 and $484.0 million in 2000. Interest expense on domestic deposits was $358.0 million in 2002, $423.7 million in 2001 and $419.7 million in 2000.

     Maturities of time certificates in amounts of $100,000 or more at December 31, 2002 were:

                                                            DOMESTIC   FOREIGN   TOTAL
                                                            --------   -------   ------
                                                                   (IN MILLIONS)
3 months or less..........................................    $1.1     $531.4    $532.5
Over 3 months through 6 months............................      .4       50.3      50.7
Over 6 months through 12 months...........................     2.3       90.2      92.5
Over 12 months............................................     3.1       22.6      25.7
                                                              ----     ------    ------
Total.....................................................    $6.9     $694.5    $701.4
                                                              ====     ======    ======

     Contractual maturities of time certificates within each interest rate range at December 31, 2002 were as follows:

                                                                         THERE-
                                    2003    2004    2005   2006   2007   AFTER    TOTAL
                                   ------   -----   ----   ----   ----   ------   ------
                                                       (IN MILLIONS)
INTEREST RATE
<4.00%...........................  $615.0   $ 3.7     --    --      --     --     $618.7
4.00% - 5.99%....................    81.2    12.9   $2.7   $.1    $9.1    $.3      106.3
6.00% - 7.99%....................      --      --    2.0    --      .1     --        2.1
                                   ------   -----   ----   ---    ----    ---     ------
Total............................  $696.2   $16.6   $4.7   $.1    $9.2    $.3     $727.1
                                   ======   =====   ====   ===    ====    ===     ======

9.  COMMERCIAL PAPER, BANK AND OTHER BORROWINGS

                                                                        BANK AND
                                                       COMMERCIAL         OTHER
                                                          PAPER        BORROWINGS        TOTAL
                                                      -------------   -------------   ------------
                                                      (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
2002
Balance.............................................    $4,605.3        $1,523.0       $ 6,128.3
Highest aggregate month-end balance.................                                    13,270.0
Average borrowings..................................     6,830.4         1,472.6         8,303.0
Weighted-average interest rate:
  At year-end.......................................         1.8%            3.9%            2.4%
  Paid during year..................................         1.9             3.4             2.2
2001
Balance.............................................    $9,141.2        $2,883.1       $12,024.3
Highest aggregate month-end balance.................                                    13,926.4
Average borrowings..................................     9,221.1         2,240.1        11,461.2
Weighted-average interest rate:
  At year-end.......................................         2.0%            2.6%            2.2%
  Paid during year..................................         4.1             3.9             4.0
2000
Balance.............................................    $9,371.5        $1,416.4       $10,787.9
Highest aggregate month-end balance.................                                    12,581.6
Average borrowings..................................     9,828.7         2,099.7        11,928.4
Weighted-average interest rate:
  At year-end.......................................         6.6%            6.6%            6.6%
  Paid during year..................................         6.3             5.5             6.2

     Outstanding commercial paper balances throughout 2002 were lower than 2001 as we took advantage of the low interest rate environment and issued long-term debt. We also reduced outstanding commercial paper to address general market liquidity concerns.

     Commercial paper included obligations of foreign subsidiaries of $497.1 million at December 31, 2002, $374.7 million at December 31, 2001 and $360.9 million at December 31, 2000. Bank and other borrowings included obligations of foreign subsidiaries of $1,487.7 million at December 31, 2002, $713.6 million at December 31, 2001 and $722.3 million at December 31, 2000.

     Interest expense for commercial paper, bank and other borrowings totaled $180.8 million in 2002, $463.2 million in 2001 and $737.7 million in 2000.

     We maintain various bank credit agreements primarily to support commercial paper borrowings and also to provide funding in the U.K. We had committed back-up lines and other bank lines of $13.9 billion at December 31, 2002 and $13.6 billion at December 31, 2001. The U.K. had drawn $1.4 billion on its bank lines of credit at December 31, 2002 and $.7 billion at December 31, 2001. Formal credit lines are reviewed annually and expire at various dates from 2003 to 2007. Borrowings under these lines generally are available at a surcharge over LIBOR. None of the U.S. lines contain material adverse change clauses which could restrict availability.

     Annual commitment fee requirements to support availability of these lines at December 31, 2002 totaled $11.3 million.

10.  SENIOR AND SENIOR SUBORDINATED DEBT (WITH ORIGINAL MATURITIES OVER ONE
     YEAR)

                                                                  AT DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (ALL DOLLAR AMOUNTS ARE
                                                                STATED IN MILLIONS)
SENIOR DEBT
  FIXED RATE:
     8.875% Adjustable Conversion-Rate Equity Security
       Units................................................  $   511.0           --
     Zero-coupon convertible debt securities................         --    $ 1,004.2
     Secured financings:
       6.50% to 6.99%; due 2002.............................         --         51.6
       7.00% to 7.49%; due 2003 to 2004.....................      120.1        132.9
       7.50% to 7.99%; due 2003 to 2004.....................       24.2         35.6
       8.00% to 8.99%; due 2003 to 2004.....................       26.3         32.9
     Other fixed rate senior debt:
       3.00% to 4.99%; due 2003 to 2007.....................    2,463.8      1,679.4
       5.00% to 6.49%; due 2003 to 2017.....................   19,982.0     13,223.6
       6.50% to 6.99%; due 2003 to 2022.....................    9,788.6      8,316.5
       7.00% to 7.49%; due 2003 to 2032.....................    8,108.5      4,546.6
       7.50% to 7.99%; due 2003 to 2032.....................    7,956.9      4,659.7
       8.00% to 9.25%; due 2003 to 2012.....................    3,809.1      3,679.0
     VARIABLE INTEREST RATE:
       Secured financings -- 1.52% to 2.88%; due 2003 to
          2008..............................................    7,314.0      1,253.1
       Other variable interest rate senior debt -- 1.71% to
          3.53%; due 2003 to 2034...........................   14,743.8     18,130.0
SENIOR SUBORDINATED DEBT -- 4.56%, due 2005.................      170.0        179.1
UNAMORTIZED DISCOUNT........................................     (242.1)      (100.6)
                                                              ---------    ---------
Total senior and senior subordinated debt...................  $74,776.2    $56,823.6
                                                              =========    =========

     Senior and senior subordinated debt included $7.5 billion of debt secured by $8.5 billion of real estate secured receivables at December 31, 2002 and $1.5 billion of debt secured by $1.7 billion of real estate secured receivables at December 31, 2001.

     At December 31, 2002, senior and senior subordinated debt included carrying value adjustments relating to derivative financial instruments which increased the debt balance by $2.4 billion and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $989.3 million. At December 31, 2001, senior and senior subordinated debt included carrying value adjustments relating to derivative financial instruments which increased the debt balance by $391.1 million and a foreign currency translation adjustment relating to our foreign denominated debt which reduced the debt balance by $356.6 million.

     Weighted-average interest rates were 4.9 percent at December 31, 2002 and
5.1 percent at December 31, 2001. Interest expense for senior and senior subordinated debt was $3,310.5 million in 2002, $3,212.0 million in 2001 and $2,707.2 million in 2000. The most restrictive financial covenants contained in the terms of our debt agreements are the maintenance of a minimum shareholders' equity of $4.0 billion for Household International, Inc. and the maintenance of a minimum shareholder's equity of $5.8 billion for Household Finance Corporation ("HFC"), a wholly owned subsidiary of Household. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 11, "Derivative Financial Instruments and Concentrations of Credit Risk."

     In 2002, we issued $542 million of 8.875 percent Adjustable Conversion-Rate Equity Security Units. The Adjustable Conversion-Rate Equity Security Units each consisted of an HFC senior unsecured note with a principal amount of $25 and a contract to purchase, for $25, a share of Household common stock on February 15, 2006. The senior unsecured notes will mature on February 15, 2008. The stock purchase contracts require holders to purchase between 21.1 million and 25.3 million shares of our common stock representing between .9735 and 1.1682 shares per unit based upon the applicable market value of one share of our common stock, as defined, on February 15, 2006. The net proceeds from the sale of the units were allocated between the purchase contracts and the senior unsecured notes in our balance sheet based on the fair value of each at the date of the offering. The net present value of the contracted stock purchase payments of $31.4 million was recorded as a decrease in senior and senior subordinated debt and an increase in additional paid-in capital.

     Maturities of senior and senior subordinated debt at December 31, 2002 were as follows:

                                                              (IN MILLIONS)
2003........................................................    $19,724.3
2004........................................................      8,690.6
2005........................................................      9,039.1
2006........................................................      6,090.8
2007........................................................      6,607.5
Thereafter..................................................     24,623.9
                                                                ---------
Total.......................................................    $74,776.2
                                                                =========

     Certain of our senior and senior subordinated debt may be redeemed prior to its stated maturity.

     If the merger with HSBC does not occur by March 31, 2003, we have agreed to pay additional interest on certain debt issued after November 14, 2002 until the merger with HSBC occurs. This additional interest, as of March 19, 2003, would be approximately $330,000 per day.

11.  DERIVATIVE FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     In the normal course of business and in connection with our asset/liability management program, we enter into various transactions involving derivative financial instruments. These instruments primarily are used to manage our exposure to fluctuations in interest rates and currency exchange rates. We do not serve as a financial intermediary to make markets in any derivative financial instruments. We have a comprehensive program to address potential financial risks such as liquidity, interest rate, currency and counterparty credit risk. The Finance Committee of the Board of Directors sets acceptable limits for each of these risks annually and reviews the limits semiannually. For further information on our strategies for managing interest rate and foreign exchange rate risk, see the "Risk Management" section within our Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Counterparty credit risk is the possibility that a loss may occur because the counterparty to a transaction fails to perform according to the terms of the contract. We control the counterparty credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits and ongoing monitoring procedures. Our exposure to credit risk for futures is limited as these contracts are traded on organized exchanges. Each day, changes in futures contract values are settled in cash. In contrast, swap agreements and forward contracts have credit risk relating to the performance of the counterparty. Additionally, certain swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Amounts received from or paid to swap counterparties are recorded in our balance sheet as derivative related liabilities. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. We have never suffered a loss due to counterparty failure.

     Fair Value and Cash Flow Hedges To manage our exposure to changes in interest rates, we enter into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under SFAS No. 133. The critical terms of interest rate swaps are designed to match those of the hedged items, enabling the application of the shortcut method of accounting as defined by SFAS No. 133 for 84 percent of the notional amounts of such interest rate swaps at December 31, 2002. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings during the current period as a component of other income. Although the critical terms of currency swaps are designed to match those of the hedged items, SFAS No. 133 does not allow shortcut method accounting for this type of hedge. Therefore, there may be minimal ineffectiveness which is reported in current period earnings.

     Fair value hedges include interest rate swaps which convert our fixed rate debt or assets to variable rate debt or assets and currency swaps which convert debt issued from one currency into pay variable debt of the appropriate functional currency. Hedge ineffectiveness associated with fair value hedges is recorded as other income and was a loss of $5.3 million ($3.4 million after tax) in 2002 and a gain of $.2 million ($.1 million after tax) in 2001. During both 2002 and 2001, all of our fair value hedges were associated with debt. We recorded fair value adjustments for open fair value hedges which increased the carrying value of our debt by $1,841.2 million at December 31, 2002 and decreased the carrying value of our debt by $85.7 million at December 31, 2001.

     Cash flow hedges include interest rate swaps which convert our variable rate debt or assets to fixed rate debt or assets and currency swaps which convert debt issued from one currency into pay fixed debt of the appropriate functional currency. Losses on derivative instruments designated as cash flow hedges (net of tax) are reported in accumulated other comprehensive income and totaled $736.5 million at December 31, 2002 and $699.1 million at December 31, 2001. We expect $162.6 million ($103.2 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year, however, these unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no net economic impact to our earnings. Hedge ineffectiveness associated with cash flow hedges is recorded as other income and was immaterial in both 2002 and 2001.

     At December 31, 2002, $1,863.5 million of derivative instruments, at fair value, were recorded in derivative financial assets and $187.0 million in derivative related liabilities. At December 31, 2001, $97.2 million of derivative instruments, at fair value, were recorded in derivative financial assets and $1,615.4 million in derivative related liabilities.

     Deferred gains resulting from termination of derivatives were $682.4 million at December 31, 2002 and $551.7 million at December 31, 2001. Deferred losses from termination of derivatives were $139.1 million at December 31, 2002 and $72.1 million at December 31, 2001. Amortization of net deferred gains totaled $155.9 million in 2002 and $43.6 million in 2001. The weighted-average amortization period associated with the deferred gains was 4.8 years at December 31, 2002 and 6.2 years at December 31, 2001. The weighted-average amortization period for the deferred losses was 2.8 years at December 31, 2002 and 5.3 years at December 31, 2001. At December 31, 2002, net deferred gains and losses, increased the carrying value of our senior and senior subordinated debt by $560.1 million and decreased accumulated other comprehensive income by $16.8 million. At December 31, 2001, net deferred gains and losses increased the carrying value of our deposits by $24.7 million, increased the carrying value of our senior and senior subordinated debt by $476.8 million and decreased accumulated other comprehensive income by $21.9 million.

     Hedges of Net Investments in Foreign Operations From time to time, we use forward-exchange contracts and foreign currency options to hedge our net investments in foreign operations. The purpose of these hedges is to protect against adverse movements in exchange rates. Net gains and (losses) (net of tax) related to these derivatives are included in accumulated other comprehensive income and totaled $(85.9) million in 2002 and $8.9 million in 2001.

     Non-Qualifying Hedging Activities We use forward rate agreements, interest rate caps, exchange traded futures, and some interest rate swaps which were not designated as hedges under SFAS No. 133. These financial instruments are economic hedges that are not linked to specific assets and liabilities that appear on our balance sheet and do not qualify for hedge accounting. The primary purpose of these derivatives is to minimize our exposure to changes in interest rates. Net fair value gains (losses) on derivatives which were not designated as hedges are reported as other income and totaled $8.0 million ($5.1 million after-tax) in 2002 and $(.3) million ($(.2) million after-tax) in 2001.

Derivative Financial Instruments The following table summarizes derivative financial instrument activity:

                                                        EXCHANGE TRADED                   NON--EXCHANGE TRADED
                                         ---------------------------------------------   ----------------------
                                          INTEREST RATE FUTURES
                                                CONTRACTS                OPTIONS
                                          ---------------------          -------          INTEREST    CURRENCY
                                         PURCHASED       SOLD      PURCHASED   WRITTEN   RATE SWAPS     SWAPS
                                         ----------   ----------   ---------   -------   ----------   ---------
                                                                     (IN MILLIONS)
2000
Notional amount, 1999..................  $    100.0           --   $   703.0        --   $ 27,758.9   $ 5,672.7
New contracts..........................    21,715.0   $(20,321.0)    1,300.0   $(300.0)    15,451.0     3,047.4
Matured or expired contracts...........    (1,494.0)          --    (1,403.0)       --    (13,733.0)     (767.2)
Terminated contracts...................          --           --      (600.0)    300.0     (3,768.6)     (655.0)
In-substance maturities(1).............   (20,321.0)    20,321.0          --        --           --          --
                                         ----------   ----------   ---------   -------   ----------   ---------
Notional amount, 2000..................  $       --   $       --   $      --   $    --   $ 25,708.3   $ 7,297.9
                                         ==========   ==========   =========   =======   ==========   =========
Fair value, 2000(2)....................  $       --   $       --   $      --   $    --   $    258.8   $  (532.9)
                                         ----------   ----------   ---------   -------   ----------   ---------
2001
Notional amount, 2000..................          --           --          --        --   $ 25,708.3   $ 7,297.9
New contracts..........................  $ 36,675.0   $(22,706.0)  $ 4,750.0        --     22,259.0     2,481.6
Matured or expired contracts...........   (21,850.0)       300.0          --        --     (7,651.3)     (919.5)
Terminated contracts...................          --           --    (2,750.0)       --     (9,832.7)     (165.6)
In-substance maturities(1).............   (13,406.0)    13,406.0          --        --           --          --
                                         ----------   ----------   ---------   -------   ----------   ---------
Notional amount, 2001..................  $  1,419.0   $ (9,000.0)  $ 2,000.0   $    --   $ 30,483.3   $ 8,694.4
                                         ==========   ==========   =========   =======   ==========   =========
Fair value, 2001(2):
  Fair value hedges....................          --           --          --        --   $   (152.9)  $    67.2
  Cash flow hedges.....................          --           --          --        --       (348.1)   (1,084.6)
  Non-hedging derivatives..............  $       .4   $     (3.4)  $      .4        --          3.4          --
                                         ----------   ----------   ---------   -------   ----------   ---------
  Total................................  $       .4   $     (3.4)  $      .4   $    --   $   (497.6)  $(1,017.4)
                                         ==========   ==========   =========   =======   ==========   =========
2002
Notional amount, 2001..................  $  1,419.0   $ (9,000.0)  $ 2,000.0        --   $ 30,483.3   $ 8,694.4
New contracts..........................    23,113.0     (8,218.0)    8,800.0        --     30,374.6     4,415.3
Matured or expired contracts...........    (7,932.0)       618.0    (3,400.0)       --    (10,385.0)     (917.1)
Terminated contracts...................          --           --    (4,000.0)       --     (5,966.5)     (532.0)
In-substance maturities(1).............   (16,600.0)    16,600.0          --        --           --          --
                                         ----------   ----------   ---------   -------   ----------   ---------
Notional amount, 2002..................  $       --   $       --   $ 3,400.0   $    --   $ 44,506.4   $11,660.6
                                         ==========   ==========   =========   =======   ==========   =========
Fair value, 2002(2):
  Fair value hedges....................          --           --          --        --   $  1,819.2   $    22.0
  Cash flow hedges.....................          --           --          --        --       (514.7)      369.3
  Net investment in foreign
    operations.........................          --           --          --        --           --          --
  Non-hedging derivatives..............          --           --          --        --          5.1          --
                                         ----------   ----------   ---------   -------   ----------   ---------
  Total................................  $       --   $       --   $      --   $    --   $  1,309.6   $   391.3
                                         ==========   ==========   =========   =======   ==========   =========

                                                           NON--EXCHANGE TRADED
                                         --------------------------------------------------------
                                          FOREIGN EXCHANGE RATE      INTEREST RATE
                                                CONTRACTS          FORWARD CONTRACTS
                                          ---------------------    -----------------    CAPS AND
                                         PURCHASED       SOLD      PURCHASED    SOLD     FLOORS
                                         ----------   ----------   ---------   ------   ---------
                                                              (IN MILLIONS)
2000
Notional amount, 1999..................  $    118.1   $   (697.7)  $ 3,241.5   $(69.2)  $ 3,454.0
New contracts..........................     1,828.9     (1,798.3)    4,158.3   (163.1)    2,550.6
Matured or expired contracts...........       (85.6)       398.6    (6,818.5)   232.3    (3,019.7)
Terminated contracts...................          --           --      (133.4)      --      (309.4)
In-substance maturities(1).............    (1,852.3)     1,852.3          --       --          --
                                         ----------   ----------   ---------   ------   ---------
Notional amount, 2000..................  $      9.1   $   (245.1)  $   447.9   $   --   $ 2,675.5
                                         ==========   ==========   =========   ======   =========
Fair value, 2000(2)....................  $       .3   $     (2.8)  $     (.3)  $   --   $    (2.7)
                                         ----------   ----------   ---------   ------   ---------
2001
Notional amount, 2000..................  $      9.1   $   (245.1)  $   447.9       --   $ 2,675.5
New contracts..........................     9,347.4    (10,325.0)    2,074.5       --     3,481.8
Matured or expired contracts...........       (51.3)       172.5    (1,991.4)      --    (2,297.7)
Terminated contracts...................          --           --       (31.4)      --      (847.0)
In-substance maturities(1).............    (9,196.1)     9,196.1          --       --          --
                                         ----------   ----------   ---------   ------   ---------
Notional amount, 2001..................  $    109.1   $ (1,201.5)  $   499.6   $   --   $ 3,012.6
                                         ==========   ==========   =========   ======   =========
Fair value, 2001(2):
  Fair value hedges....................          --           --          --       --          --
  Cash flow hedges.....................  $      2.5   $      1.7          --       --          --
  Non-hedging derivatives..............          --         (3.0)  $    (1.6)      --   $     (.2)
                                         ----------   ----------   ---------   ------   ---------
  Total................................  $      2.5   $     (1.3)  $    (1.6)  $   --   $     (.2)
                                         ==========   ==========   =========   ======   =========
2002
Notional amount, 2001..................  $    109.1   $ (1,201.5)  $   499.6   $   --   $ 3,012.6
New contracts..........................    23,572.2    (24,350.2)      968.9    (39.4)    6,161.6
Matured or expired contracts...........    (1,609.8)     1,362.5    (1,159.9)    39.4    (1,945.0)
Terminated contracts...................       (30.2)          --      (149.5)      --        (8.2)
In-substance maturities(1).............   (21,664.8)    21,664.8          --       --          --
                                         ----------   ----------   ---------   ------   ---------
Notional amount, 2002..................  $    376.5   $ (2,524.4)  $   159.1   $   --   $ 7,221.0
                                         ==========   ==========   =========   ======   =========
Fair value, 2002(2):
  Fair value hedges....................          --           --          --       --          --
  Cash flow hedges.....................          --           --          --       --          --
  Net investment in foreign
    operations.........................  $      1.3   $    (31.2)         --       --          --
  Non-hedging derivatives..............          --           --          --       --   $     5.5
                                         ----------   ----------   ---------   ------   ---------
  Total................................  $      1.3   $    (31.2)  $      --   $   --   $     5.5
                                         ==========   ==========   =========   ======   =========

---------------

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

     We operate in three functional currencies, the U.S. dollar, the British pound and the Canadian dollar. The U.S. dollar is the functional currency for exchange-traded interest rate futures contracts and options. Non-exchange traded instruments are restated in U.S. dollars by country as follows:

                                                  FOREIGN EXCHANGE
                        INTEREST                   RATE CONTRACTS         INTEREST RATE     OTHER RISK
                          RATE      CURRENCY    ---------------------   FORWARD CONTRACTS   MANAGEMENT
                          SWAPS       SWAPS     PURCHASED     SOLD          PURCHASED       INSTRUMENTS
                        ---------   ---------   ---------   ---------   -----------------   -----------
                                                         (IN MILLIONS)
2000
United States.........  $23,734.5   $ 5,751.6    $  6.7     $  (245.1)           --          $2,352.9
Canada................      274.8       121.0       2.4            --        $313.5                --
United Kingdom........    1,699.0     1,425.3        --            --         134.4             322.6
                        ---------   ---------    ------     ---------        ------          --------
                        $25,708.3   $ 7,297.9    $  9.1     $  (245.1)       $447.9          $2,675.5
                        =========   =========    ======     =========        ======          ========
2001
United States.........  $28,405.2   $ 7,259.8    $109.1     $(1,199.5)           --          $2,989.9
Canada................      287.5          --        --          (2.0)       $499.6                --
United Kingdom........    1,790.6     1,434.6        --            --            --              22.7
                        ---------   ---------    ------     ---------        ------          --------
                        $30,483.3   $ 8,694.4    $109.1     $(1,201.5)       $499.6          $3,012.6
                        =========   =========    ======     =========        ======          ========
2002
United States.........  $42,682.3   $10,210.3    $351.0     $(2,524.4)           --          $7,194.2
Canada................      270.4          --        --            --        $159.1                --
United Kingdom........    1,553.7     1,450.3      25.5            --            --              26.8
                        ---------   ---------    ------     ---------        ------          --------
                        $44,506.4   $11,660.6    $376.5     $(2,524.4)       $159.1          $7,221.0
                        =========   =========    ======     =========        ======          ========

     The table below reflects the items hedged using derivative financial instruments which qualify for hedge accounting at December 31, 2002. The critical terms of the derivative financial instruments have been designed to match those of the related asset or liability.

                                                                                 FOREIGN
                                                  INTEREST RATE   CURRENCY       EXCHANGE
                                                      SWAPS         SWAPS     RATE CONTRACTS
                                                  -------------   ---------   --------------
                                                                (IN MILLIONS)
Investment securities...........................    $     9.8            --            --
Commercial paper, bank and other borrowings.....        571.6            --            --
Senior and senior subordinated debt.............     43,925.0     $11,660.6            --
Investment in foreign operations................           --            --      $2,147.9
                                                    ---------     ---------      --------
Total items hedged using derivative financial
  instruments...................................    $44,506.4     $11,660.6      $2,147.9
                                                    =========     =========      ========

     The following table summarizes the maturities and related weighted-average receive/pay rates of interest rate swaps outstanding at December 31, 2002:

                         2003        2004       2005       2006       2007       2008     THEREAFTER     TOTAL
                       ---------   --------   --------   --------   --------   --------   ----------   ---------
                                              (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
PAY A FIXED RATE/
  RECEIVE A FLOATING
  RATE:
  Notional value.....  $11,555.6   $2,995.6   $1,465.6   $1,310.5   $1,141.1   $2,324.0          --    $20,792.4
  Weighted-average
    receive rate.....       1.89%      2.37%      2.96%      1.62%      1.42%      1.42%         --         1.94%
  Weighted-average
    pay rate.........       4.42       4.51       5.40       3.70       4.22       4.13          --         4.41
PAY A FLOATING RATE/
  RECEIVE A FIXED
  RATE:
  Notional value.....         --   $    2.0   $1,640.2   $  456.5   $4,680.1   $3,625.8   $13,309.4    $23,714.0
  Weighted-average
    receive rate.....         --       6.57%      3.00%      3.19%      6.43%      5.62%       6.58%        6.09%
  Weighted-average
    pay rate.........         --       1.42       1.90       1.97       2.94       2.32        2.50         2.51
                       ---------   --------   --------   --------   --------   --------   ---------    ---------
Total notional
  value..............  $11,555.6   $2,997.6   $3,105.8   $1,767.0   $5,821.2   $5,949.8   $13,309.4    $44,506.4
                       =========   ========   ========   ========   ========   ========   =========    =========
TOTAL WEIGHTED-
  AVERAGE RATES ON
  SWAPS:
  Receive rate.......       1.89%      2.37%      2.98%      2.02%      5.45%      3.98%       6.58%        4.15%
  Pay rate...........       4.42       4.51       3.55       3.25       3.19       3.03        2.50         3.40

     The floating rates that we pay or receive are based on spot rates from independent market sources for the index contained in each interest rate swap contract, which generally are based on either 1-, 3- or 6-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates also impact the interest rate on the underlying assets or liabilities. We use derivative financial instruments to hedge the interest rate inherent in balance sheet assets and liabilities, which manages the volatility of net interest margin resulting from changes in interest rates on the underlying hedged items. Had we not utilized these instruments, owned net interest margin would have decreased by 31 basis points in 2002, increased by 13 basis points in 2001 and decreased by 5 basis points in 2000.

     Concentrations of Credit Risk A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions.

     Because we primarily lend to consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total owned or managed receivables at December 31, 2002 and 2001. We lend nationwide and our receivables are distributed as follows at December 31, 2002:

                                                         PERCENT OF TOTAL   PERCENT OF TOTAL
                                                          OWNED DOMESTIC    MANAGED DOMESTIC
STATE/REGION                                               RECEIVABLES        RECEIVABLES
------------                                             ----------------   ----------------
California.............................................         15%                14%
Midwest
  (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI).....         24                 24
Southeast (AL, FL, GA, KY, MS, NC, SC, TN).............         18                 19
Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)...........         14                 14
Southwest (AZ, AR, LA, NM, OK, TX).....................         10                 10
Northeast (CT, ME, MA, NH, NY, RI, VT).................         10                 10
West (AK, CO, HI, ID, MT, NV, OR, UT, WA, WY)..........          9                  9

12. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

     The following table summarizes our company obligated mandatorily redeemable preferred securities of subsidiary trusts ("Preferred Securities") and the related Junior Subordinated Notes:

                       HOUSEHOLD CAPITAL   HOUSEHOLD CAPITAL   HOUSEHOLD CAPITAL   HOUSEHOLD CAPITAL   HOUSEHOLD CAPITAL
                           TRUST VII           TRUST VI             TRUST V            TRUST IV             TRUST I
                          ("HCT VII")         ("HCT VI")           ("HCT V")          ("HCT IV")           ("HCT I")
                       -----------------   -----------------   -----------------   -----------------   -----------------
                                                  (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
PREFERRED SECURITIES:
  Interest rate......               7.50%              8.25%             10.00%                 7.25%             8.25%
  Face value.........               $200               $200               $300                  $200               $75
  Issue date.........      November 2001       January 2001          June 2000            March 1998         June 1995
JUNIOR SUBORDINATED
  NOTES:
  Principal
    balance..........             $206.2             $206.2             $309.3                $206.2             $77.3
  Redeemable by
    issuer...........   November 8, 2006   January 30, 2006       June 8, 2005        March 19, 2003     June 30, 2000
  Stated maturity....  November 15, 2031   January 30, 2031      June 30, 2030     December 31, 2037     June 30, 2025

     The Preferred Securities are classified in our balance sheet as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interests in the trusts) at their face and redemption amount of $975 million at December 31, 2002 and 2001.

     The Preferred Securities must be redeemed when the Junior Subordinated Notes are paid. The Junior Subordinated Notes have a stated maturity date, but are redeemable by us, in whole or in part, beginning on the dates indicated above at which time the Preferred Securities are callable at par ($25 per Preferred Security) plus accrued and unpaid dividends. Dividends on the Preferred Securities are cumulative, payable quarterly in arrears, and are deferrable at our option for up to five years. We cannot pay dividends on our preferred and common stocks during such deferments. The Preferred Securities have a liquidation value of $25 per preferred security.

     HCT I, HCT IV, HCT V, HCT VI and HCT VII (collectively, "the Trusts") are wholly owned subsidiaries of Household. Our obligations with respect to the Junior Subordinated Notes, when considered together with certain undertakings of Household with respect to the Trusts, constitute full and unconditional guarantees by us of the Trust's obligations under the respective Preferred Securities.

13.  PREFERRED STOCK

                                                                  AT DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              -----------   ---------
                                                                (ALL DOLLAR AMOUNTS
                                                              ARE STATED IN MILLIONS)
7.625% preferred stock......................................    $  350.0          --
7.60% preferred stock.......................................       387.4          --
7.50% preferred stock.......................................       291.4      $291.4
$4.30 preferred stock.......................................        83.6        83.6
$4.50 preferred stock.......................................        10.4        10.4
5.00% preferred stock.......................................        20.4        20.4
8.25% preferred stock.......................................        50.0        50.0
                                                                --------      ------
Total preferred stock.......................................    $1,193.2      $455.8
                                                                ========      ======

     Terms of the preferred stock issuances are as follows:

                                                                                          REDEMPTION   LIQUIDATION
                              NUMBER OF          DIVIDENDS            REDEMPTION          VALUE PER     VALUE PER
                                SHARES            PAYABLE              FEATURES            SHARE(2)       SHARE
                         --------------------   ------------   ------------------------   ----------   -----------
7.625% preferred
  stock................  14,000,000             Quarterly      Redeemable at our option     $  25(3)      $  25(3)
                         depositary shares(1)                  after September 2007(5)
7.60% preferred
  stock................  16,000,000             Quarterly      Redeemable at our option        25(3)         25(3)
                         depositary shares(1)                  after March 2007(5)
7.50% preferred
  stock................  12,000,000             Quarterly      Redeemable at our option        25(3)         25(3)
                         depositary shares(1)                  after September 2006(5)
$4.30 preferred
  stock................  836,585 shares         Semiannually   Redeemable at our option       100           100(4)
$4.50 preferred
  stock................  103,976 shares         Semiannually   Redeemable at our option       103           100
5.00% preferred
  stock................  407,718 shares         Semiannually   Redeemable at our option        50            50
8.25% preferred
  stock................  2,000,000              Quarterly      Redeemable at our option        25(3)         25(3)
                         depositary shares(1)

---------------

(1) Each depositary share represents 1/40 share of preferred stock.
(2) Plus accrued and unpaid dividends.
(3) Per depositary share.
(4) Plus accrued and unpaid dividends in the event of an involuntary liquidation.
(5) Expected to be repaid in connection with the merger with HSBC at their liquidation value.

     Dividends on all issues of preferred stock are cumulative. All issues are redeemable, in whole or in part, at our option or at any time after the dates indicated above. Holders of all issues of preferred stock are entitled to payment before any capital distribution is made to common shareholders. The holders of the $4.30, $4.50 and 5.00 percent preferred stocks are entitled to vote with the holders of our common stock on all matters. Each issue of preferred stock is also entitled to vote, as a class separate from our common stock, to elect two directors if dividends for a specified period shall be in arrears, until the dividends in arrears are paid in full.

     Our Board of Directors has adopted a resolution creating an Offering Committee of the Board with the power to authorize the issuance and sale of one or more series of preferred stock. The Offering Committee has the authority to determine the particular designations, powers, preferences and relative, participating, optional or other special rights (other than voting rights which shall be fixed by the Board of Directors) and qualifications, limitations or restrictions of such issuance. At December 31, 2002, up to 8.2 million shares of preferred stock were authorized for issuance.

14.  FORWARD PURCHASE AGREEMENTS AND JUNIOR PREFERRED SHARE PURCHASE RIGHTS

     At December 31, 2002, we had agreements to purchase, on a forward basis, approximately 4.9 million shares of our common stock at a weighted-average forward price of $53.05 per share. The agreements expire at various dates through August 2003. These agreements may be settled physically or on a net basis in shares of our common stock or in cash, depending on the terms of the various agreements, at our option. We account for these agreements in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock". As a result, we initially measure these forward contracts at fair value and report them as permanent equity. Subsequent changes in their fair value are not recognized. Under the terms of the various agreements, expiration dates accelerate if our stock price reaches certain triggers. At December 31, 2002, these triggers varied between the agreements and ranged between $12 and $16 per share. As a result of settlements under these forward contracts, we received 4.7 million shares at an average cost of $58.91 per share during 2002, 9.8 million shares at an average cost of $47.03 per share in 2001 and 3.3 million shares at an average cost of $34.82 per share in 2000.

     Under a net share settlement, changes in our stock price will affect the number of common shares that we are required to deliver to or entitled to receive from the counterparty. The number of shares is based on the difference between our stock price and the forward price of the agreement. For example, at December 31, 2002, based on the closing price of our common stock of $27.81 per share, we would have been required to deliver approximately 4.4 million shares of our common stock to net share settle these contracts. If our common stock price had been lower by $1 per share at December 31, 2002, we would have been required to deliver a total of approximately 4.7 common shares to net share settle these contracts. If our common stock price had been higher by $1 per share at December 31, 2002, we would have been required to deliver a total of approximately 4.1 million shares of our common stock to net share settle the contracts. These agreements, however, contain limits on the number of shares to be delivered under a net share settlement, regardless of the price of our common stock. At December 31, 2002, the maximum number of common shares we would be required to deliver to net share settle the 4.9 million shares currently outstanding was 40.7 million shares.

     The FASB is expected to issue Statement Number 149, "Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both" ("SFAS No. 149") in the second quarter of 2003. This limited scope statement will prescribe changes to the classification of preferred securities of subsidiary trusts and the accounting for forward purchase contracts issued by a company in its own stock. SFAS No. 149 will require all preferred securities of subsidiary trusts to be classified as debt on the consolidated balance sheet and the related dividends as interest expense. Upon adoption of SFAS No. 149, we will be required to reclassify company obligated mandatorily redeemable preferred securities of subsidiary trusts totaling $975 million to senior and senior subordinated debt. Dividends on these securities are currently reported as interest expense in our consolidated statements of income. SFAS No. 149 will also require that all forward purchase contracts issued by a company in its own stock with alternative settlement methods be recorded as an asset or liability and measured at fair value with changes in fair value recorded in earnings. The statement is effective upon issuance except that it will be effective beginning July 1, 2003 for existing forward purchase contacts. Because we currently expect to close out our remaining forward contracts prior to July 1, 2003, we do not expect adoption of SFAS No. 149 will have a material impact to our financial position or results of operations.

     In 1996, Household issued one preferred share purchase right (a "Right") for each outstanding share of common stock of the company. Under certain conditions, each Right may be exercised to purchase one three-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $100 per one three-thousandth of a share, subject to further adjustment. The Rights may be exercised only after the earlier of: (a) a public announcement that a party or an associated group acquired 15 percent or more of Household's common stock and (b) ten business days (or later date as determined by the Board of Directors of Household) after a party or an associated group initiates or announces its intention to make an offer to acquire 15 percent or more of Household's common stock. The Rights, which cannot vote or receive dividends, expire on July 31, 2006, and may be redeemed by Household at a price of $.0033 per Right at any time prior to expiration or acquisition of 15 percent of Household's common stock. The Rights were amended to permit the merger agreement with HSBC and the transactions contemplated thereby.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     We have estimated the fair value of our financial instruments in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"). Fair value estimates, methods and assumptions set forth below for our financial instruments are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the financial statements and notes in this Annual Report.

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

     The following is a summary of the carrying value and estimated fair value of our financial instruments:

                                                       AT DECEMBER 31
                         ---------------------------------------------------------------------------
                                         2002                                   2001
                         ------------------------------------   ------------------------------------
                          CARRYING    ESTIMATED                  CARRYING    ESTIMATED
                           VALUE      FAIR VALUE   DIFFERENCE     VALUE      FAIR VALUE   DIFFERENCE
                         ----------   ----------   ----------   ----------   ----------   ----------
                                                        (IN MILLIONS)
ASSETS:
Cash...................  $    797.7   $    797.7          --    $    543.6   $    543.6          --
Investment
  securities...........     7,584.0      7,584.0          --       3,580.5      3,580.5          --
Receivables............    82,050.5     84,461.8   $ 2,411.3      79,263.5     81,219.0   $ 1,955.5
Derivative financial
  assets...............     1,863.5      1,863.5          --          97.2         97.2          --
                         ----------   ----------   ---------    ----------   ----------   ---------
Total assets...........    92,295.7     94,707.0     2,411.3      83,484.8     85,440.3     1,955.5
                         ----------   ----------   ---------    ----------   ----------   ---------
LIABILITIES:
Deposits...............      (821.2)      (825.2)       (4.0)     (6,562.3)    (6,838.9)     (276.6)
Commercial paper, bank
  and other
  borrowings...........    (6,128.3)    (6,128.3)         --     (12,024.3)   (12,024.3)         --
Senior and senior
  subordinated debt....   (74,776.2)   (76,495.2)   (1,719.0)    (56,823.6)   (58,326.9)   (1,503.3)
Insurance policy and
  claim reserves.......    (1,047.6)    (1,369.0)     (321.4)     (1,094.5)    (1,345.9)     (251.4)
Derivative financial
  liabilities..........      (187.0)      (187.0)         --      (1,615.4)    (1,615.4)         --
                         ----------   ----------   ---------    ----------   ----------   ---------
Total liabilities......   (82,960.3)   (85,004.7)   (2,044.4)    (78,120.1)   (80,151.4)   (2,031.3)
                         ----------   ----------   ---------    ----------   ----------   ---------
Total..................  $  9,335.4   $  9,702.3   $   366.9    $  5,364.7   $  5,288.9   $   (75.8)
                         ==========   ==========   =========    ==========   ==========   =========

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

     Receivables: The fair value of adjustable rate receivables generally approximates carrying value because interest rates on these receivables adjust with changing market interest rates. The fair value of fixed rate consumer receivables was estimated by discounting future expected cash flows at interest rates which approximate the rates that would achieve a similar return on assets with comparable risk characteristics. Receivables also includes our interest-only strip receivables. The interest-only strip receivables are carried at fair value on our balance sheets. Fair value is based on an estimate of the present value of future cash flows associated with securitizations of certain real estate secured, auto finance, MasterCard and Visa, private label and personal non-credit card receivables.

     Deposits: The fair value of our savings and demand accounts equaled the carrying amount as stipulated in SFAS No. 107. The fair value of gross fixed rate time certificates was estimated by discounting future expected cash flows at interest rates that we offer on such products at the respective valuation dates.

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

     Insurance policy and claim reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates at December 31, 2002 and 2001. The fair value of other insurance reserves is not required to be determined in accordance with SFAS No. 107.

     Derivative financial assets and liabilities: All derivative financial assets and liabilities, which exclude amounts received from or paid to swap counterparties, are carried at fair value on the balance sheet. Where practical, quoted market prices were used to determine fair value of these instruments. For non-exchange traded contracts, fair value was determined using accepted and established valuation methods (including input from independent third parties) which consider the terms of the contracts and market expectations on the valuation date for forward interest rates (for interest rate contracts) or forward foreign currency exchange rates (for foreign exchange contracts). We enter into foreign exchange contracts to hedge our exposure to currency risk on foreign denominated debt. We also enter into interest rate contracts to hedge our exposure to interest rate risk on assets and liabilities, including debt. As a result, decreases/increases in the fair value of derivative financial instruments which have been designated as effective hedges are offset by a corresponding increase/decrease in the fair value of the individual asset or liability being hedged. See Note 11, "Derivative Financial Instruments and Concentrations of Credit Risk," for additional discussion of the nature of these items.

16.  LEASES

     We lease certain offices, buildings and equipment for periods of up to 25 years. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $135.1 million in 2002, $124.9 million in 2001 and $107.6 million in 2000.

     We have a lease obligation on a former office complex which has been subleased through 2010, the end of the lease period. The sublessee has assumed our future rental obligations on this lease.

     Future net minimum lease commitments under noncancelable operating lease arrangements were:

                                                            MINIMUM    MINIMUM
                                                             RENTAL    SUBLEASE
YEAR ENDING DECEMBER 31                                     PAYMENTS    INCOME     NET
-----------------------                                     --------   --------   ------
                                                                   (IN MILLIONS)
2003......................................................   $164.9     $ 21.6    $143.3
2004......................................................    126.2       22.2     104.0
2005......................................................    107.1       22.4      84.7
2006......................................................     96.1       22.3      73.8
2007......................................................     77.6       22.3      55.3
Thereafter................................................    267.1       56.1     211.0
                                                             ------     ------    ------
Net minimum lease commitments.............................   $839.0     $166.9    $672.1
                                                             ======     ======    ======

17.  INCENTIVE COMPENSATION AND STOCK OPTION PLANS

     Household's executive compensation plans provide for issuance of nonqualified stock options and restricted stock rights ("RSRs"). Stock options permit the holder to purchase, under certain limitations, Household's common stock at the market value of the stock on the date the option is granted. Employee stock options generally vest equally over four years and expire 10 years from the date of grant. Shares of our common stock reserved for stock plans were 40.9 million at December 31, 2002 and 34.9 million at December 31, 2001.

     Non-employee directors annually receive options to purchase shares of Household's common stock at the stock's fair market value on the day the option is granted. Director options have a term of ten years and one day, fully vest six months from the date granted, and once vested are exercisable at any time during the option term. In November 2002, non-employee directors chose not to receive their annual option to purchase 10,000 shares of Household's common stock in light of the transaction with HSBC. Instead, each director will receive a cash payment of $120,000 which is the fair market value of the options he or she would have otherwise received.

     Common stock data for the stock option plans is summarized as follows:

                                     2002                     2001                     2000
                            ----------------------   ----------------------   ----------------------
                                         WEIGHTED-                WEIGHTED-                WEIGHTED-
                                          AVERAGE                  AVERAGE                  AVERAGE
                                         PRICE PER                PRICE PER                PRICE PER
                              SHARES       SHARE       SHARES       SHARE       SHARES       SHARE
                            ----------   ---------   ----------   ---------   ----------   ---------
Outstanding at beginning
  of year.................  17,750,284    $37.19     16,687,142    $31.09     16,068,326    $26.30
Granted...................   2,933,600     29.59      3,080,400     57.16      2,812,469     48.80
Exercised.................    (730,977)    15.36     (2,015,723)    17.26     (2,056,064)    12.89
Expired or canceled.......    (102,536)    49.88         (1,535)    28.22       (137,589)    36.84
                            ----------    ------     ----------    ------     ----------    ------
Outstanding at end of
  year....................  19,850,371    $36.80     17,750,284    $37.19     16,687,142    $31.09
                            ==========    ======     ==========    ======     ==========    ======
Exercisable at end of
  year....................  13,184,371    $33.80     11,502,384    $29.44     11,134,642    $24.10
                            ==========    ======     ==========    ======     ==========    ======
Weighted-average fair
  value of options
  granted.................                $11.57                   $18.25                   $19.65
                                          ======                   ======                   ======

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -------------------------------------------------   ------------------------------
RANGE OF           NUMBER      WEIGHTED-AVERAGE   WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES  OUTSTANDING    REMAINING LIFE     EXERCISE PRICE    OUTSTANDING    EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
$10.01 - $20.00   3,745,782       1.91 years           $14.42         3,745,782         $14.42
$20.01 - $30.00   3,207,215       9.18 years            27.93           423,615          24.03
$30.01 - $40.00   4,881,724       5.15 years            36.29         4,797,724          36.25
$40.01 - $50.00   4,955,250       7.34 years            47.44         3,298,625          47.06
$50.01 - $57.16   3,060,400       8.84 years            57.10           918,625          56.97

     The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option pricing model. The fair value estimates used the following weighted-average assumptions:

                                                             2002      2001      2000
                                                            -------   -------   -------
Risk-free interest rate...................................     3.17%     3.62%     5.74%
Expected dividend yield...................................     3.43      1.44      1.49
Expected life.............................................  5 YEARS   5 years   5 years
Expected volatility.......................................     55.4%     34.3%     42.8%

     The Black-Scholes model uses different assumptions that can significantly effect the fair value of the options. As a result, the derived fair value estimates cannot be substantiated by comparison to independent markets.

     RSRs entitle an employee to receive a stated number of shares of Household common stock if the employee satisfies the conditions set by the Compensation Committee for the award. Information with respect to RSRs is as follows:

                                                        2002        2001        2000
                                                      ---------   ---------   ---------
RSRs awarded........................................  1,711,661     794,700   2,431,385
Weighted-average fair market value per share........  $   34.19   $   57.74   $   42.39
RSRs outstanding at December 31.....................  4,740,827   4,266,178   3,954,303
Compensation cost: (in millions)
  Pre-tax...........................................  $    56.8   $    45.4   $    24.4
  After-tax.........................................       36.1        29.7        15.9

     Household maintains an Employee Stock Purchase Plan (the "ESPP"). The ESPP provides a means for employees to purchase shares of Household's common stock at 85 percent of the lesser of its market price at the beginning or end of a one-year subscription period. The ESPP was terminated on March 7, 2003 and stock was purchased on that date.

18.  EMPLOYEE BENEFIT PLANS

     Household sponsors several defined benefit pension plans covering substantially all of its U.S. and non-U.S. employees. At December 31, 2002, plan assets included an investment in 1,112,546 shares of Household's common stock with a fair value of $30.9 million.

     Pension income (expense) for defined benefit plans included the following components:

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Service cost -- benefits earned during the period..........  $(32.5)  $(26.9)  $(22.6)
Interest cost on projected benefit obligation..............   (23.9)   (37.4)   (33.2)
Expected return on assets..................................    67.0    101.6     87.9
Amortization of prior service cost.........................     (.4)      .9      1.4
Recognized losses..........................................   (22.0)      --      (.2)
                                                             ------   ------   ------
Pension income (expense)...................................  $(11.8)  $ 38.2   $ 33.3
                                                             ======   ======   ======

     The assumptions used in determining the benefit obligation and pension income (expense) of the domestic defined benefit plans at December 31 are as follows:

                                                              2002   2001   2000
                                                              ----   ----   ----
Discount rate...............................................  6.75%   7.5%  8.25%
Salary increase assumption..................................   4.0    4.0    4.0
Expected long-term rate of return on plan assets............   8.0   10.0   10.0

     A reconciliation of beginning and ending balances of the projected benefit obligation of the defined benefit pension plans is as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31
                                                              ------------------
                                                               2002        2001
                                                              ------      ------
                                                                (IN MILLIONS)
Benefit obligation at beginning of year.....................  $677.8      $555.1
Service cost................................................    32.5        26.9
Interest cost...............................................    23.9        37.4
Actuarial losses............................................   125.7       112.0
Foreign currency exchange rate changes......................     5.3        (3.2)
Plan amendments.............................................     4.1         9.2
Benefits paid...............................................   (41.5)      (59.6)
                                                              ------      ------
Benefit obligation at end of year...........................  $827.8      $677.8
                                                              ======      ======

     A reconciliation of beginning and ending balances of the fair value of plan assets associated with the defined benefit pension plans is as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
                                                                (IN MILLIONS)
Fair value of plan assets at beginning of year..............  $ 859.8   $1,058.8
Actual return on plan assets................................   (100.9)    (136.6)
Foreign currency exchange rate changes......................      4.2       (3.5)
Employer contributions......................................    116.1         .7
Benefits paid...............................................    (41.5)     (59.6)
                                                              -------   --------
Fair value of plan assets at end of year....................  $ 837.7   $  859.8
                                                              =======   ========

     To improve the funded status of our defined benefit pension plans given recent declines in returns on plan assets, we made contributions totaling $116.1 million during 2002.

     The funded status of defined benefit pension plans was as follows:

                                                              AT DECEMBER 31
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
                                                               (IN MILLIONS)
Funded status...............................................  $  9.9   $182.0
Unrecognized net actuarial loss.............................   531.0    257.5
Unamortized prior service cost..............................     7.3      3.7
                                                              ------   ------
Prepaid pension cost........................................  $548.2   $443.2
                                                              ======   ======

     We also sponsor a non-qualified supplemental retirement plan. This plan, which is currently unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan based on average earnings, years of service and age at retirement. The projected benefit obligation was $57.8 million at December 31, 2002 and $41.5 million at December 31, 2001. Pension expense related to the supplemental retirement plan was $17.1 million in 2002, $10.0 million in 2001 and $5.1 million in 2000.

     We also sponsor various 401(k) savings plans and profit sharing plans for employees meeting certain eligibility requirements. Under these plans, each participant's contribution is matched by the company in Household common stock up to a maximum of 6 percent of the participant's compensation. Total expense for these plans was $69.2 million in 2002, $56.7 million in 2001 and $47.0 million in 2000.

     Postretirement Plans Other Than Pensions We have several plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.

     The net postretirement benefit cost included the following:

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Service cost-benefits earned during the period.............  $ (3.7)  $ (3.2)  $ (3.4)
Interest cost on accumulated postretirement benefit
  obligation...............................................    (6.5)   (11.1)   (10.3)
Amortization of transition obligation......................    (6.6)    (6.6)    (6.7)
Amortization of prior service cost.........................     1.4      1.7      1.4
Recognized actuarial gain..................................     1.1      3.1      2.8
                                                             ------   ------   ------
Net periodic postretirement benefit cost...................  $(14.3)  $(16.1)  $(16.2)
                                                             ======   ======   ======

     A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

                                                                 YEAR ENDED
                                                                 DECEMBER 31
                                                              -----------------
                                                               2002       2001
                                                              ------     ------
                                                                (IN MILLIONS)
Benefit obligation at beginning of year.....................  $196.8     $161.0
Service cost................................................     3.7        3.2
Interest cost...............................................     6.4       11.1
Foreign currency exchange rate changes......................      .1        (.4)
Actuarial losses............................................    47.6       29.4
Benefits paid...............................................   (11.0)      (7.5)
                                                              ------     ------
Benefit obligation at end of year...........................  $243.6     $196.8
                                                              ======     ======

     Our postretirement benefit plans are funded on a pay-as-you-go basis. A reconciliation of the components of the accrued postretirement benefit obligation is as follows:

                                                               AT DECEMBER 31
                                                              -----------------
                                                               2002       2001
                                                              ------     ------
                                                                (IN MILLIONS)
Funded status...............................................  $243.6     $196.8
Unamortized prior service cost..............................    16.8       17.2
Unrecognized net actuarial (loss) gain......................   (17.4)      31.4
Unamortized transition obligation...........................   (70.2)     (75.0)
                                                              ------     ------
Accrued postretirement benefit obligation...................  $172.8     $170.4
                                                              ======     ======

     The assumptions used in determining the benefit obligation and cost of such plans at December 31 are as follows:

                                                              2002   2001   2000
                                                              ----   ----   ----
Discount rate...............................................  6.75%  7.5%   8.25%
Salary increase assumption..................................   4.0   4.0     4.0

     A 14.0 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 2003. This rate of increase is assumed to decline gradually to 5.6 percent in 2013.

     Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

                                                              ONE PERCENT   ONE PERCENT
                                                               INCREASE      DECREASE
                                                              -----------   -----------
                                                                    (IN MILLIONS)
Effect on total of service and interest cost components.....     $  .4         $ (.4)
Effect on postretirement benefit obligation.................      11.3          (9.9)

19.  INCOME TAXES

     Total income taxes were:

                                                             YEAR ENDED DECEMBER 31
                                                            -------------------------
                                                             2002     2001      2000
                                                            ------   -------   ------
                                                                  (IN MILLIONS)
Provision for income taxes related to operations..........  $695.0   $ 970.8   $868.9
Income taxes related to adjustments included in common
  shareholders' equity:
  Unrealized gains on investments and interest-only strip
     receivables, net.....................................    52.6     110.6     56.3
  Unrealized losses on cash flow hedging instruments......   (22.8)   (391.6)      --
  Foreign currency translation adjustments................   (12.1)    (10.1)   (22.4)
  Exercise of stock based compensation....................   (11.4)    (35.5)   (23.5)
                                                            ------   -------   ------
Total.....................................................  $701.3   $ 644.2   $879.3
                                                            ======   =======   ======

     Provisions for income taxes related to operations were:

                                                             YEAR ENDED DECEMBER 31
                                                            -------------------------
                                                             2002      2001     2000
                                                            -------   ------   ------
                                                                  (IN MILLIONS)
CURRENT
United States.............................................  $ 731.1   $907.1   $710.8
Foreign...................................................     83.5     69.8    112.0
                                                            -------   ------   ------
Total current.............................................    814.6    976.9    822.8
                                                            -------   ------   ------
DEFERRED
United States.............................................   (125.9)    (3.9)    52.5
Foreign...................................................      6.3     (2.2)    (6.4)
                                                            -------   ------   ------
Total deferred............................................   (119.6)    (6.1)    46.1
                                                            -------   ------   ------
Total income taxes........................................  $ 695.0   $970.8   $868.9
                                                            =======   ======   ======

     The significant components of deferred income tax provisions attributable to income from operations were:

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2002      2001    2000
                                                             -------   ------   -----
                                                                  (IN MILLIONS)
Deferred income tax provision (excluding the effects of
  other components)........................................  $(136.3)  $(11.1)  $48.7
Adjustment of valuation allowance..........................     12.6    (11.8)   (8.4)
Change in operating loss carryforwards.....................      4.1     16.8     5.8
                                                             -------   ------   -----
Deferred income tax provision..............................  $(119.6)  $ (6.1)  $46.1
                                                             =======   ======   =====

     Income before income taxes were:

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
United States..........................................  $1,931.9   $2,540.5   $2,162.8
Foreign................................................     320.9      277.9      336.7
                                                         --------   --------   --------
Total income before income taxes.......................  $2,252.8   $2,818.4   $2,499.5
                                                         ========   ========   ========

     Effective tax rates are analyzed as follows:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              2002     2001     2000
                                                              -----    -----    -----
Statutory federal income tax rate...........................  35.0%    35.0%    35.0%
Increase (decrease) in rate resulting from:
  State and local taxes, net of federal benefit.............   1.4      2.8      2.7
  Tax credits...............................................  (3.4)    (2.7)    (1.5)
  Noncurrent tax requirements...............................  (1.9)     (.2)    (1.0)
  Other.....................................................   (.2)     (.5)     (.4)
                                                              ----     ----     ----
Effective tax rate..........................................  30.9%    34.4%    34.8%
                                                              ====     ====     ====

     Provision for U.S. income taxes had not been made on net undistributed earnings of foreign subsidiaries of $461.5 million at December 31, 2002 and $280.9 million at December 31, 2001. Determination of the amount of unrecognized deferred tax liability related to investments in foreign subsidiaries is not practicable.

     In addition, provision for U.S. income taxes had not been made at December 31, 2002 on $80.1 million of undistributed earnings of life insurance subsidiaries accumulated as policyholders' surplus under tax laws in effect prior to 1984. If this amount were distributed, the additional income tax payable would be approximately $28 million.

     Household Bank, f.s.b., our U.S. savings and loan subsidiary, previously had credit loss reserves for tax purposes that arose in years beginning before December 31, 1987 in the amount of $55.3 million. A deferred tax liability was not established previously since we did not expect the amount to become taxable in the future. However, during the fourth quarter of 2002, the sale of substantially all of its assets and deposits caused this amount to become taxable resulting in a $20.2 million tax liability.

     At December 31, 2002, we had foreign tax credit carryforwards of $13.1 million of which $2.1 million expire in 2004 and $11.0 million expire in 2007.

     Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                                AT DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
DEFERRED TAX LIABILITIES
Receivables sold............................................  $  994.4   $  837.7
Fee income..................................................     425.7      147.3
Leveraged lease transactions, net...........................     416.1      393.9
Pension plan assets.........................................     180.9      154.2
Deferred loan origination costs.............................     143.1      103.3
Other.......................................................     185.0      214.4
                                                              --------   --------
Total deferred tax liabilities..............................   2,345.2    1,850.8
                                                              --------   --------

                                                                AT DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
DEFERRED TAX ASSETS
Credit loss reserves........................................   1,613.0    1,208.8
Market value adjustments....................................     250.8      277.4
Settlement charge and related expenses......................     186.6         --
Other.......................................................     563.9      522.0
                                                              --------   --------
Total deferred tax assets...................................   2,614.3    2,008.2
Valuation allowance.........................................     (13.1)       (.5)
                                                              --------   --------
Total deferred tax assets net of valuation allowance........   2,601.2    2,007.7
                                                              --------   --------
Net deferred tax asset......................................  $  256.0   $  156.9
                                                              ========   ========

     The deferred tax asset valuation allowance relates entirely to foreign tax credit carryforwards. Due to the limited carryforward period and limitations under U.S. tax laws with respect to foreign tax credit utilization, management believes it is more likely than not that the deferred tax asset will not be realized. The current period net change in the valuation allowance reflects the current year addition of excess foreign tax credits. A 100 percent valuation allowance has been established relating to the remaining carryforwards available.

20.  EARNINGS PER COMMON SHARE

                                                       YEAR ENDED DECEMBER 31
                                   ---------------------------------------------------------------
                                          2002                  2001                  2000
                                   -------------------   -------------------   -------------------
                                   DILUTED     BASIC     DILUTED     BASIC     DILUTED     BASIC
                                   --------   --------   --------   --------   --------   --------
                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
EARNINGS
Net income.......................  $1,557.8   $1,557.8   $1,847.6   $1,847.6   $1,630.6   $1,630.6
Preferred dividends..............     (62.8)     (62.8)     (15.5)     (15.5)      (9.2)      (9.2)
                                   --------   --------   --------   --------   --------   --------
Earnings available to Common
  shareholders...................  $1,495.0   $1,495.0   $1,832.1   $1,832.1   $1,621.4   $1,621.4
                                   ========   ========   ========   ========   ========   ========
AVERAGE SHARES
Common...........................     459.3      459.3      462.0      462.0      471.8      471.8
Common equivalents...............       5.3         --        6.1         --        4.4         --
                                   --------   --------   --------   --------   --------   --------
Total............................     464.6      459.3      468.1      462.0      476.2      471.8
                                   ========   ========   ========   ========   ========   ========
Earnings per common share........  $   3.22   $   3.26   $   3.91   $   3.97   $   3.40   $   3.44
                                   ========   ========   ========   ========   ========   ========

21.  COMMITMENTS AND CONTINGENT LIABILITIES

     Both we and certain of our subsidiaries are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations which affect all of our three reportable segments. Certain of these activities are or purport to be class actions seeking damages in significant amounts. These actions include assertions concerning violations of laws and/or unfair treatment of consumers.

     Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. However, based upon our current knowledge, our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition, results of operations or cash flows.

     At December 31, 2002, our mortgage services business had commitments with numerous correspondents to purchase up to $1.4 billion of real estate secured receivables at fair market value, subject to availability based on underwriting guidelines specified by our mortgage services business and at prices indexed to underlying market rates. These commitments have terms of up to one year and can be renewed upon mutual agreement.

     See Note 16 for discussion of lease commitments.

22.  ATTORNEY GENERAL SETTLEMENT

     On October 11, 2002, we reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and state consumer protection, consumer financing and banking laws and regulations with respect to secured real estate lending from our retail branch consumer lending operations. This agreement first became effective on December 16, 2002, with the filing of related consent decrees or similar documentation in 41 states and the District of Columbia. Consent decrees, or similar documentation, have now been filed in all 50 states and the District of Columbia. We recorded a pre-tax charge of $525.0 million ($333.2 million after-tax) during the third quarter of 2002. The charge reflects the costs of this settlement agreement and related matters and has been reflected in the statement of income in total costs and expenses.

23.  SEGMENT REPORTING

     We have three reportable segments: Consumer, Credit Card Services, and International. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes, and locations. Our Consumer segment consists of our consumer lending, mortgage services, retail services, and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom ("U.K.") and Canada. The Consumer segment provides real estate secured, automobile secured and personal non-credit card loans. Loans are offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans are originated through branch locations, correspondents, mortgage brokers, direct mail, telemarketing, independent merchants or automobile dealers. The Credit Card Services segment offers MasterCard and Visa credit cards throughout the United States primarily via strategic affinity and co-branding relationships, direct mail, and our branch network to subprime customers. The International segment offers secured and unsecured lines of credit and secured and unsecured closed-end loans primarily in the United Kingdom and Canada. In addition, the United Kingdom operation offers MasterCard and Visa credit cards and credit insurance in connection with all loan products. We also cross sell our credit cards to existing real estate secured, private label and tax services customers. All segments offer products and service customers through the Internet. The All Other caption includes our insurance and tax services, direct lending and commercial businesses, as well as our corporate and treasury activities, each of which falls below the quantitative threshold tests under SFAS No. 131 for determining reportable segments.

     The accounting policies of the reportable segments are described in the summary of significant accounting policies. For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. We evaluate performance and allocate resources based on income from operations after income taxes and returns on equity and managed assets.

     We allocate resources and provide information to management for decision making on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to our reported financial information in our consolidated financial statements. This adjustment reclassifies net interest margin, fee income and loss provision into securitization revenue.

                      REPORTABLE SEGMENTS -- MANAGED BASIS

                                                                                                               ADJUSTMENTS/
                                                        CREDIT CARD                      ALL                   RECONCILING
                                            CONSUMER     SERVICES     INTERNATIONAL     OTHER       TOTALS        ITEMS
                                            ---------   -----------   -------------   ---------   ----------   ------------
                                                                             (IN MILLIONS)
FOR THE YEAR ENDED DECEMBER 31, 2002
Net interest margin.......................  $6,975.6     $ 1,768.0      $   641.5     $   (47.9)  $  9,337.2           --
Fee income................................     380.6       1,172.1           59.0           6.1      1,617.8           --
Other revenues, excluding fee income and
  loss on disposition of Thrift assets and
  deposits................................     860.3         209.4          358.4         905.6      2,333.7    $  (187.2)(2)
Loss on disposition of Thrift assets and
  deposits................................     378.2            --             --            --        378.2           --
Intersegment revenues.....................     145.3          34.1            9.7          (1.9)       187.2       (187.2)(2)
Provision for credit losses...............   3,902.6       1,428.1          280.1          63.9      5,674.7        (19.7)(3)
Depreciation and amortization.............      17.6          60.4           24.0         131.3        233.3           --
Settlement charge and related expenses....     525.0            --             --            --        525.0           --
Income tax expense (benefit)..............     519.8         249.1           89.7        (102.4)       756.2        (61.2)(4)
Net income................................     837.8         414.0          231.5         180.8      1,664.1       (106.3)
Operating net income(1)...................   1,411.0         414.0          231.5         180.8      2,237.3       (106.3)
Receivables...............................  79,447.8      18,071.0        8,769.0       1,208.0    107,495.8           --
Assets....................................  82,685.2      21,078.7       10,011.1      17,836.8    131,611.8     (8,817.7)(5)
Expenditures for long-lived assets(7).....      30.0           1.3           29.4         112.6        173.3           --
                                            ---------    ---------      ---------     ---------   ----------    ---------
FOR THE YEAR ENDED DECEMBER 31, 2001
Net interest margin.......................  $5,829.0     $ 1,496.8      $   592.5     $   (37.0)  $  7,881.3           --
Fee income................................     368.5       1,106.7           60.5           6.7      1,542.4           --
Other revenues, excluding fee income......     357.5          99.4          244.0         821.7      1,522.6    $  (234.3)(2)
Intersegment revenues.....................     190.4          38.2            8.4          (2.7)       234.3       (234.3)(2)
Provision for credit losses...............   2,550.3       1,167.3          226.9          72.2      4,016.7          1.7 (3)
Depreciation and amortization.............      64.5         117.2           23.7         109.3        314.7           --
Income tax expense (benefit)..............     840.5         188.3           65.2         (36.8)     1,057.2        (86.4)(4)
Net income................................   1,327.7         291.7          204.1         173.7      1,997.2       (149.6)
Receivables...............................  75,640.8      17,178.5        7,157.5         845.9    100,822.7           --
Assets....................................  78,698.8      18,370.2        8,375.2      14,116.7    119,560.9     (9,702.0)(5)
Expenditures for long-lived assets (7)....      17.0           4.5           27.8         125.9        175.2           --
                                            ---------    ---------      ---------     ---------   ----------    ---------
FOR THE YEAR ENDED DECEMBER 31, 2000
Net interest margin.......................  $4,851.6     $ 1,179.1      $   594.1     $  (178.5)  $  6,446.3           --
Fee income................................     348.6         972.3           61.0           5.6      1,387.5           --
Other revenues, excluding fee income......     401.7         114.3          274.6         646.4      1,437.0    $  (229.9)(2)
Intersegment revenues.....................     192.0          32.7            5.2            --        229.9       (229.9)(2)
Provision for credit losses...............   1,978.4       1,066.2          233.6         (27.4)     3,250.8          1.6 (3)
Depreciation and amortization.............      78.4         129.9           20.2          79.6        308.1           --
Income tax expense (benefit)..............     796.5         101.8           98.6         (43.1)       953.8        (84.9)(4)
Net income................................   1,271.3         144.6          230.1         131.3      1,777.3       (146.7)
Receivables...............................  63,067.0      15,997.3        7,847.0         696.1     87,607.4           --
Assets....................................  65,822.3      17,316.8        9,017.5      14,164.3    106,320.9     (9,762.2)(5)
Expenditures for long-lived assets(7).....      29.1         283.1           37.7         100.5        450.4           --
                                            ---------    ---------      ---------     ---------   ----------    ---------

                                              MANAGED
                                               BASIS                        OWNED BASIS
                                            CONSOLIDATED   SECURITIZATION   CONSOLIDATED
                                               TOTALS       ADJUSTMENTS        TOTALS
                                            ------------   --------------   ------------
                                                           (IN MILLIONS)
FOR THE YEAR ENDED DECEMBER 31, 2002
Net interest margin.......................   $  9,337.2      $ (2,682.9)(6)  $ 6,654.3
Fee income................................      1,617.8          (669.4)(6)      948.4
Other revenues, excluding fee income and
  loss on disposition of Thrift assets and
  deposits................................      2,146.5         1,429.3 (6)    3,575.8
Loss on disposition of Thrift assets and
  deposits................................        378.2              --          378.2
Intersegment revenues.....................           --              --             --
Provision for credit losses...............      5,655.0        (1,923.0)(6)    3,732.0
Depreciation and amortization.............        233.3              --          233.3
Settlement charge and related expenses....        525.0              --          525.0
Income tax expense (benefit)..............        695.0              --          695.0
Net income................................      1,557.8              --        1,557.8
Operating net income(1)...................      2,131.0              --        2,131.0
Receivables...............................    107,495.8       (24,933.5)(8)   82,562.3
Assets....................................    122,794.1       (24,933.5)(8)   97,860.6
Expenditures for long-lived assets(7).....        173.3              --          173.3
                                             ----------      ----------      ---------
FOR THE YEAR ENDED DECEMBER 31, 2001
Net interest margin.......................   $  7,881.3      $ (2,093.8)(6)  $ 5,787.5
Fee income................................      1,542.4          (638.9)(6)      903.5
Other revenues, excluding fee income......      1,288.3         1,627.2 (6)    2,915.5
Intersegment revenues.....................           --              --             --
Provision for credit losses...............      4,018.4        (1,105.5)(6)    2,912.9
Depreciation and amortization.............        314.7              --          314.7
Income tax expense (benefit)..............        970.8              --          970.8
Net income................................      1,847.6              --        1,847.6
Receivables...............................    100,822.7       (20,948.0)(8)   79,874.7
Assets....................................    109,858.9       (20,948.0)(8)   88,910.9
Expenditures for long-lived assets (7)....        175.2              --          175.2
                                             ----------      ----------      ---------
FOR THE YEAR ENDED DECEMBER 31, 2000
Net interest margin.......................   $  6,446.3      $ (1,724.6)(6)  $ 4,721.7
Fee income................................      1,387.5          (627.3)(6)      760.2
Other revenues, excluding fee income......      1,207.1         1,216.4 (6)    2,423.5
Intersegment revenues.....................           --              --             --
Provision for credit losses...............      3,252.4        (1,135.5)(6)    2,116.9
Depreciation and amortization.............        308.1              --          308.1
Income tax expense (benefit)..............        868.9              --          868.9
Net income................................      1,630.6              --        1,630.6
Receivables...............................     87,607.4       (20,249.5)(8)   67,357.9
Assets....................................     96,558.7       (20,249.5)(8)   76,309.2
Expenditures for long-lived assets(7).....        450.4              --          450.4
                                             ----------      ----------      ---------

---------------
(1) Net income excluding settlement charge and related expenses of $333.2 million (after-tax) and loss on disposition of Thrift assets and deposits of $240.0 million (after-tax). This is a non-GAAP financial measure which is presented for comparison of our operating trends only.
(2) Eliminates intersegment revenues.
(3) Eliminates bad debt recovery sales between operating segments.
(4) Tax benefit associated with items comprising adjustments/reconciling items.
(5) Eliminates investments in subsidiaries and intercompany borrowings.
(6) Reclassifies net interest margin, fee income and loss provisions relating to securitized receivables to other revenues.
(7) Includes goodwill associated with purchase business combinations and capital expenditures.
(8) Represents receivables serviced with limited recourse.

MANAGED RECEIVABLES

     The following summarizes our managed receivables, which includes both our owned receivables and receivables serviced with limited recourse.

                                                                      AT DECEMBER 31
                                                            -----------------------------------
                                                               2002         2001        2000
                                                            ----------   ----------   ---------
                                                                       (IN MILLIONS)
Real estate secured.......................................  $ 46,274.7   $ 44,718.6   $36,637.5
Auto finance..............................................     7,442.4      6,395.5     4,563.3
MasterCard/Visa...........................................    18,952.6     17,395.2    17,583.4
Private label.............................................    14,916.7     13,813.9    11,997.3
Personal non-credit card..................................    19,446.4     17,992.6    16,227.3
Commercial and other......................................       463.0        506.9       598.6
                                                            ----------   ----------   ---------
Total.....................................................  $107,495.8   $100,822.7   $87,607.4
                                                            ==========   ==========   =========

GEOGRAPHIC DATA

     The following summarizes our owned basis assets, revenues and income before income taxes by material country:

                                                          AT DECEMBER 31
                                ------------------------------------------------------------------
                                       IDENTIFIABLE ASSETS               LONG-LIVED ASSETS(1)
                                ---------------------------------   ------------------------------
                                  2002        2001        2000        2002       2001       2000
                                ---------   ---------   ---------   --------   --------   --------
                                                          (IN MILLIONS)
United States.................  $89,309.9   $81,715.9   $68,520.6   $1,948.5   $1,995.8   $2,121.2
United Kingdom................    6,845.2     5,709.6     6,401.3       88.3       93.1      109.6
Canada........................    1,588.4     1,379.4     1,246.6        4.5        5.2        6.5
Other.........................      117.1       106.0       140.7        2.3         --         --
                                ---------   ---------   ---------   --------   --------   --------
Total.........................  $97,860.6   $88,910.9   $76,309.2   $2,043.6   $2,094.1   $2,237.3
                                =========   =========   =========   ========   ========   ========

---------------

(1) Includes properties and equipment, net of accumulated depreciation; goodwill, net of accumulated amortization; and acquired intangibles, net of accumulated amortization.

                                                      YEAR ENDED DECEMBER 31
                                ------------------------------------------------------------------
                                            REVENUES                  INCOME BEFORE INCOME TAXES
                                ---------------------------------   ------------------------------
                                  2002        2001        2000        2002       2001       2000
                                ---------   ---------   ---------   --------   --------   --------
                                                          (IN MILLIONS)
United States.................  $13,397.3   $12,526.0   $10,556.9   $1,931.9   $2,540.5   $2,162.8
United Kingdom................    1,006.1     1,014.4     1,059.9      247.2      206.4      274.1
Canada........................      236.4       220.2       194.4       54.7       48.4       40.6
Other.........................       31.8        19.7        23.1       19.0       23.1       22.0
                                ---------   ---------   ---------   --------   --------   --------
Total.........................  $14,671.6   $13,780.3   $11,834.3   $2,252.8   $2,818.4   $2,499.5
                                =========   =========   =========   ========   ========   ========

                              MANAGEMENT'S REPORT

To the Shareholders of Household International, Inc.

     Household's management is responsible for establishing and maintaining internal and disclosure controls relating to the preparation of its published financial statements that are designed to provide reasonable assurance of the integrity and fair presentation of its published financial statements. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. Management also prepared other information included in the annual report and is responsible for its accuracy and consistency with the financial statements.

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

     The Board, operating through its audit committee that is composed entirely of non-executive directors, provides an independent review and oversight to the financial reporting process, internal controls and independent auditors.

     Internal auditors monitor the operation of the internal control system and actions are taken by management to respond to deficiencies as they are identified. Even effective internal controls, no matter how well designed, have inherent limitations, and can only provide reasonable assurance with respect to financial statement presentation. These limitations include, but are not necessarily limited to, the possibility of human error or of circumvention or overriding of controls, and the consideration of cost in relation to benefit of a control. Further, the effectiveness of an internal control can change with circumstances.

     Household's management periodically assesses the internal and disclosure controls for adequacy relating to the preparation of its published financial statements. Based upon these assessments, Household's management believes that, in all material respects, Household maintained an effective internal control structure and procedures relating to preparation of consolidated financial statements as of and for the year ended December 31, 2002, and effective disclosure controls and procedures as of December 31, 2002.

William F. Aldinger             David A. Schoenholz             Steven L. McDonald
Chairman and                    President and                   Senior Vice President and
Chief Executive Officer         Chief Operating Officer         Chief Accounting Officer

March 24, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Household International, Inc.:

     We have audited the accompanying consolidated balance sheets of Household International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in preferred stock and common shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of Household International, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Household International, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP
                                        ----------------------------------------
                                          KPMG LLP

Chicago, Illinois
March 24, 2003

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       2002 -- THREE MONTHS ENDED                  2001 -- THREE MONTHS ENDED
                                -----------------------------------------   -----------------------------------------
                                  DEC.      SEPT.       JUNE      MARCH       DEC.      SEPT.       JUNE      MARCH
                                --------   --------   --------   --------   --------   --------   --------   --------
                                          (ALL DOLLAR AMOUNTS EXCEPT PER SHARE DATA ARE STATED IN MILLIONS)
Finance and other interest
  income......................  $2,669.1   $2,710.9   $2,609.9   $2,535.7   $2,590.0   $2,521.7   $2,434.4   $2,415.2
Interest expense..............     952.6      999.0      980.9      938.8      983.4    1,035.2    1,048.4    1,106.8
                                --------   --------   --------   --------   --------   --------   --------   --------
Net interest margin...........   1,716.5    1,711.9    1,629.0    1,596.9    1,606.6    1,486.5    1,386.0    1,308.4
Provision for credit losses on
  owned receivables...........     985.1      973.0      850.9      923.0      829.3      722.9      657.1      703.6
                                --------   --------   --------   --------   --------   --------   --------   --------
Net interest margin after
  provision for credit
  losses......................     731.4      738.9      778.1      673.9      777.3      763.6      728.9      604.8
                                --------   --------   --------   --------   --------   --------   --------   --------
Securitization revenue........     536.0      556.3      523.4      518.3      511.3      451.1      397.4      403.1
Insurance revenue.............     188.0      180.8      177.5      170.1      175.3      169.2      159.3      158.6
Investment income.............      44.2       47.6       44.0       46.2       45.8       42.3       37.8       41.8
Fee income....................     279.9      261.7      190.3      216.5      232.2      235.7      223.5      212.1
Other income..................     158.3      101.8       95.3      188.0       59.9       51.5       49.4      161.7
Loss on disposition of
  Thrift......................    (378.2)        --         --         --         --         --         --         --
                                --------   --------   --------   --------   --------   --------   --------   --------
Total other revenues..........     828.2    1,148.2    1,030.5    1,139.1    1,024.5      949.8      867.4      977.3
                                --------   --------   --------   --------   --------   --------   --------   --------
Salaries and fringe
  benefits....................     462.1      456.6      453.0      445.3      424.1      408.3      387.2      377.6
Sales incentives..............      73.6       60.6       67.6       54.1       71.0       74.1       73.6       54.5
Occupancy and equipment
  expense.....................      91.5       94.1       93.3       92.2       84.1       86.1       83.7       83.5
Other marketing expenses......     121.7      135.4      133.5      140.4      120.4      119.5      121.8      128.7
Other servicing and
  administrative expenses.....     253.8      199.3      204.1      231.7      174.0      174.1      173.0      195.7
Amortization of acquired
  intangibles and goodwill....      12.7       12.7       12.6       19.8       39.0       39.0       39.0       40.6
Policyholders' benefits.......      96.2      101.2       87.4       84.0       74.5       77.5       73.1       77.5
Settlement charge and related
  expenses....................        --      525.0         --         --         --         --         --         --
                                --------   --------   --------   --------   --------   --------   --------   --------
Total costs and expenses......   1,111.6    1,584.9    1,051.5    1,067.5      987.1      978.6      951.4      958.1
                                --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes....     448.0      302.2      757.1      745.5      814.7      734.8      644.9      624.0
Income taxes..................     109.8       81.0      249.7      254.5      281.5      249.2      221.6      218.5
                                --------   --------   --------   --------   --------   --------   --------   --------
Net income....................  $  338.2   $  221.2   $  507.4   $  491.0   $  533.2   $  485.6   $  423.3   $  405.5
                                ========   ========   ========   ========   ========   ========   ========   ========
Basic earnings per common
  share.......................  $    .67   $    .45   $   1.08   $   1.06   $   1.14   $   1.05   $    .91   $    .87
Diluted earnings per common
  share.......................       .66        .45       1.07       1.04       1.13       1.03        .90        .85
Dividends declared............       .25        .25        .25        .22        .22        .22        .22        .19
Weighted average common and
  common equivalent shares
  outstanding.................     475.3      459.6      461.2      462.1      463.2      467.7      469.6      472.0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

     The following information on our directors is included pursuant to Item 401(a) of Regulation S-K.

     William F. Aldinger, age 55, joined Household in September 1994 as President and Chief Executive Officer and became Chairman in May 1996. He served as Vice Chairman of Wells Fargo Bank and a Director of several Wells Fargo subsidiaries from 1986 until joining Household. Mr. Aldinger is also a Director of Household Finance Corporation (a subsidiary of Household), Illinois Tool Works Inc., and MasterCard International, Incorporated. He is a member of Household's Executive Committee.

     Robert J. Darnall, age 65, joined Household's Board in 1988. Mr. Darnall was Chairman and Interim Chief Executive Officer of Prime Advantage Corp. (an internet provider of materials and services to manufacturers) from February 2000 to January 2002. On January 31, 2000, he retired as President and Chief Executive Officer of Ispat North America, Inc. (a carbon steel manufacturer), having served in that role since 1998. From 1992 until 1998, Mr. Darnall was Chairman and Chief Executive Officer of Inland Steel Industries and also served as the President and a Director of Inland from 1986. Mr. Darnall is also a Director of United States Steel Corporation, Pactiv Corporation, Cummins, Inc., Sunoco, Inc., and the Federal Reserve Bank of Chicago, where he currently serves as Chairman. Mr. Darnall is a member of the Compensation and Executive Committees.

     Gary G. Dillon, age 68, joined Household's Board in 1984. Mr. Dillon retired as Chairman of the Board of Schwitzer Group (a manufacturer of engine components) on March 1, 1999. He had served as Chairman of Schwitzer since 1991 and Chief Executive Officer of Schwitzer since 1989. From 1989 to 1997 he also served as President of Schwitzer. Prior to 1989 he was President and Chief Executive Officer of Household Manufacturing, Inc., the former diversified manufacturing subsidiary of Household. Mr. Dillon is a member of the Audit and Finance Committees.

     Anthea Disney, age 58, joined Household's Board in 2001. Ms. Disney is Executive Vice President for Content at News Corporation Limited and has held this position since 1999. Prior to this position, she was Chairman and Chief Executive Officer of TV Guide, Inc. in 1999 and was Chairman and Chief Executive of News America Publishing Group, a division of News Corporation Limited from 1997 to 1999. From 1996 to 1997, Ms. Disney was President and Chief Executive Officer of Harper Collins Publishers and from 1990 to 1996 she held a number of senior management positions within the News Corporation organization. Ms. Disney is a member of the Nominating & Governance Committee.

     John A. Edwardson, age 53, joined Household's Board in 1995. Mr. Edwardson became a member of the Board of Directors of CDW Computer Centers, Inc. in January 2001 and became Chairman and Chief Executive Officer in May 2001. He also served as president from January 2001 to May 2001. He previously was with Burns International Services Corporation (a provider of security services) through October 2000 when Burns was acquired by Securitas AB, having served as its President and Chief Executive Officer since March 1, 1999, and as its Chairman since June 1, 1999. He previously served as President, Chief Operating Officer and a member of the Board of Directors of both UAL Corporation and United Airlines, Inc. from 1994 until 1998. He was Executive Vice President and Chief Financial Officer of Ameritech Corporation prior to 1994. Mr. Edwardson is also a Trustee of Purdue University, The Art Institute of Chicago and the Chicago Symphony Orchestra and a Life Trustee of the Ravinia Festival. Mr. Edwardson is a member of the Audit and Compensation Committees.

     J. Dudley Fishburn, age 56, joined Household's Board in 1995. Mr. Fishburn became Chairman of the Board of HFC Bank plc (Household's primary subsidiary in the United Kingdom) in 1998. He previously served as the Conservative Member of Parliament for Kensington in London from 1988 to 1997. Prior to entering Parliament, Mr. Fishburn was Executive Editor, The Economist Newspaper Ltd. from 1979 until 1988. He is also a Director of Cordiant Communications Group plc, First NIS Fund (Luxembourg), Henderson Smaller Companies Investment Trust plc, Murray Emerging Growth and Income Trust plc, The Beazley Group plc and Altria Group, Inc., and a Trustee of The National Trust and The Peabody Trust. Mr. Fishburn is a member of the Finance and Nominating & Governance Committees.

     Cyrus F. Freidheim, Jr., age 67, joined Household's Board in 1992. Mr. Freidheim became Chairman of the Board and Chief Executive Officer of Chiquita Brands International, Inc. on March 19, 2002. On April 1, 2002, he retired as Vice Chairman of Booz, Allen & Hamilton, Inc. (a management consulting firm), with which he had been affiliated since 1966. He is also a Trustee of Thunderbird American Graduate School of Institutional Management and a Trustee of the Brookings Institution. Mr. Freidheim is chair of the Nominating & Governance Committee and a member of the Executive and Finance Committees.

     James H. Gilliam, Jr., age 57, joined Household's Board in 1998. Mr. Gilliam is an attorney, private investor and consultant. Mr. Gilliam was employed in various capacities with Beneficial Corporation from 1979 until its merger with Household on June 30, 1998. At the time of the merger, he was an Executive Vice President, General Counsel and a Director of Beneficial. Mr. Gilliam is a Trustee of The Hodson Trust, The Howard Hughes Medical Institute, and the National Geographic Society and a Director of CTW Foundation. Mr. Gilliam is a member of the Finance Committee.

     Louis E. Levy, age 70, joined Household's Board in 1992. Mr. Levy retired as Vice Chairman of KPMG LLP (a provider of accounting and consulting services) in 1990, having been with the firm since 1958. Mr. Levy is also a Director of Scudder Group of Mutual Funds and ISI Group of Mutual Funds. Mr. Levy is chair of the Audit Committee and a member of the Finance Committee.

     George A. Lorch, age 61, joined Household's Board in 1994. Mr. Lorch served as Chairman of the Board since 1994 and President and Chief Executive Officer since 1993 of Armstrong World Industries, Inc. (a manufacturer of interior finishes) until May 2000. From May until August 2000, Mr. Lorch served as Chairman and President and Chief Executive Officer of Armstrong Holdings, Inc. (the parent of Armstrong World Industries, Inc. formed in May 2000). In August 2000, Mr. Lorch became a Chairman Emeritus of Armstrong Holdings, Inc. Armstrong World Industries, Inc. filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code on December 6, 2000 and a plan of reorganization was approved in November 2002. Mr. Lorch is a Director of The Williams Companies, Inc., and Pfizer Inc. Mr. Lorch is chair of the Compensation Committee and a member of the Nominating & Governance Committee.

     John D. Nichols, age 72, joined Household's Board in 1988. Mr. Nichols became Chief Executive Officer of The Marmon Group, Inc. in January 2002. Mr. Nichols was Chairman of the Board of Illinois Tool Works Inc. from 1986 until he retired in 1996, previously serving as its President from 1982 through 1986 and Chief Executive Officer from 1982 until 1995. Mr. Nichols had been a Director of Illinois Tool Works since 1981. Mr. Nichols is a Director of Altria Group, Inc. and Rockwell International Corporation. Mr. Nichols is chair of the Executive Committee and an "ex-officio" non-voting member of the Audit, Compensation, Finance and Nominating & Governance Committees.

     James B. Pitblado, age 70, joined Household's Board in 1994. Mr. Pitblado was a Senior Executive with RBC Dominion Securities, Inc. of Toronto, Canada and its predecessor companies from 1959 to 1994 and served as Chairman from 1985 until 1992. He was a Director of Household Financial Corporation Limited (the Canadian business unit of Household) between 1984 and 1994. He is the Chairman of the Hospital for Sick Children Foundation. Mr. Pitblado is chair of the Finance Committee and a member of the Audit Committee.

     Larree M. Renda, age 44, joined Household's Board in 2001. Ms. Renda has been with Safeway Inc. since 1974. She is currently Executive Vice President for Retail Operations, Human Resources, Public Affairs, Labor and Government Relations and has held this position since 1999. Prior to this position, she was a Senior Vice President from 1994 to 1999, and a Vice President from 1991 to 1994. She is Chairwoman of the Board of The Safeway Foundation and a director of Casa Ley, S.A. de C.V., a Mexican retailer of food and general merchandise. Ms. Renda is a member of the Audit Committee.

     S. Jay Stewart, age 64, joined Household's Board in 1994. Mr. Stewart retired as Chairman of the Board and Chief Executive Officer of Morton International, Inc. (a manufacturer of specialty chemicals and salt) in October 1999, having served in that role since 1994 and as a Director since 1989. Also, from June 1999 until November 1, 1999, he was Vice Chairman and a Director of Rohm and Haas Company after it acquired Morton International. From 1989 through 1994 he was President and Chief Operating Officer of Morton International. Mr. Stewart is also a Director of Autoliv, Inc., and Box USA Group, Inc. Mr. Stewart is a member of the Compensation and Executive Committees.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information on our senior executive policy-making officers is included pursuant to Item 401(b) of Regulation S-K.

     William F. Aldinger, age 55, joined Household in September 1994 as President and Chief Executive Officer and became Chairman in May 1996. He served as Vice Chairman of Wells Fargo Bank and a Director of several Wells Fargo subsidiaries from 1986 until joining Household.

     Sandra L. Derickson, age 50, was appointed Group Executive -- Retail Services, Refund Lending and Insurance Services in July 2002. She joined Household as Managing Director -- Retail Services in 2000. Prior to joining Household, Mrs. Derickson was employed with GE Capital Services Corp. since 1975, most recently as President and General Manager of GE Capital Auto Financial Services.

     Thomas M. Detelich, age 46, was appointed Group Executive -- Consumer Lending in July 2002. Mr. Detelich joined Household Finance Corporation in 1976 and during his career has served in various capacities within our consumer finance business, particularly in sales.

     Douglas A. Friedrich, age 57, was appointed Executive Vice President of Household in July 2002. He is also President of our mortgage services business, and has held a variety of positions within the mortgage service and specialty finance business units since joining Household in 1989.

     Kenneth M. Harvey, age 42 was appointed Group Executive -- Chief Information Officer in July 2002. He was our Managing Director -- Chief Information Officer since 1999, having previously served in various systems and technology areas with Household since 1989.

     Adrian R. Hill, age 44, was appointed Managing Director -- United Kingdom, in 1998. Mr. Hill began his career with HFC Bank plc in 1989 as Director -- Treasury, serving as Chief Financial Officer from 1990 to 1995 and Chief Operating Officer from 1995 until his current appointment.

     Colin P. Kelly, age 60, was appointed Executive Vice
President -- Administration in July 2002 after having served as Senior Vice President -- Administration since January 2000. Mr. Kelly previously acted as our Senior Vice President -- Human Resources since 1996, and Vice
President -- Human Resources since 1988. Mr. Kelly joined Household Finance Corporation in 1965.

     Steven L. McDonald, age 42, was appointed Senior Vice President -- Chief Accounting Officer in July 2002, having previously served as Managing Director and Corporate Controller since 1999, and Vice President -- Controller since 1996. From 1991 until joining Household in 1996, he was Senior Vice
President -- Accounting and Finance of First USA, Inc.

     Siddharth N. Mehta, age 44, was appointed Group Executive -- Credit Card Services, Auto Finance and Canada in July 2002. He joined Household in June 1998 as Group Executive -- Credit Card Services. Prior to joining Household, Mr. Mehta was Senior Vice President of Boston Consulting Group in Los Angeles and co-leader of Boston Consulting Group Financial Services Practice in the United States.

     Kenneth H. Robin, age 56, was appointed Executive Vice President in July 2002, Corporate Secretary in 1998 and Senior Vice President -- General Counsel in 1996, having previously served as Vice President -- General Counsel since 1993. He joined Household in 1989 as Assistant General Counsel -- Financial Services. Prior to joining Household, Mr. Robin held various positions in the legal departments of Citicorp and Citibank, N.A. from 1977 to 1989.

     David A. Schoenholz, age 51, was appointed President and Chief Operating Officer in July 2002. He has responsibility for our Consumer Lending, Mortgage Services, Direct Lending and United Kingdom businesses. He was appointed Vice Chairman -- Chief Financial Officer in January 2002, having previously served as Group Executive -- Chief Financial Officer since January 2000, Executive Vice President -- Chief Financial Officer since 1996, Senior Vice President -- Chief Financial Officer since 1994, and Vice President -- Chief Accounting Officer since 1993. He joined Household in 1985 as Director -- Internal Audit.

     There are no family relationships among our executive officers. The term of office of each executive officer is at the discretion of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires directors and executive officers and any persons holding more than ten percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the New York Stock Exchange ("NYSE"). We reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. As a result, we believe all Section 16(a) filing requirements were complied with except that Rocco J. Fabiano, a former officer, failed to timely report a sale of 7,000 shares from his children's irrevocable trust on October 30, 2002.

ITEM 11.  EXECUTIVE COMPENSATION.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     This Compensation Committee Report on Executive Compensation should not be considered part of ("incorporated by reference in") other documents we have filed or must file with the SEC.

GENERAL

     The Compensation Committee of Household's Board of Directors (the "Committee") determines salaries and salary ranges, incentive compensation and other compensation for the executive officers listed in this Form 10-K as well as all direct reports to our Chief Executive Officer. The Committee also examines and recommends to the Board of Directors the creation or amendment of our pension, benefit or compensation plans and programs. The Committee grants stock options, restricted stock rights and other awards under our executive compensation plans and administers and interprets those plans on behalf of all of our employees. The Committee establishes financial and qualitative performance goals, which may be objective or subjective, for the Chief Executive Officer, his direct reports and other key employees. It later reviews whether the performance goals were met during the specified period and determines the compensation to be paid. A report on each officer's performance is then presented to and reviewed by the Board of Directors.

     The Committee retains the compensation consulting firm, Frederic W. Cook & Co., Inc., to advise it on the competitiveness of compensation paid to our executive officers and to review our compensation programs and goals and compare them to a defined financial services comparator group. In 2002, the Committee also retained Mercer Human Resource Consulting, who, with Frederic W. Cook & Co., Inc., thoroughly reviewed and evaluated our current programs to ensure they are competitive with the overall marketplace, particularly companies comparable to Household. Both consulting firms confirmed that Household's compensation and benefit programs are appropriate. In addition, Frederic W. Cook & Co., Inc. reviewed the compensation for our Chief Executive Officer and the next four most highly paid executive officers for 2002 and reported to the Committee that the compensation of such individuals is within current market practice.

COMPENSATION PHILOSOPHY AND GOALS

     We are a pay-for-performance company. Our corporate goal is to link compensation to financial performance. We design our compensation programs so that base salaries are generally competitive with our comparator group (11 companies, all in the S&P 500 Financials Index), with substantially higher earnings potential on bonus and long-term compensation if we deliver superior stockholder earnings results. Performance is measured primarily by earnings per share ("EPS") growth.

     Our executive compensation policy is designed to retain and attract exceptional executives by offering highly competitive compensation for superior performance. In addition to reviewing compensation practices and the financial performance of our comparator group, the Committee also measures each executive's performance on individual, business unit and corporate bases. For example, the Committee believes that the quality of our earnings and our assets is just as important to the performance of our company as the reported financial results. Therefore, the Committee considers whether reported earnings are sustainable or are an aberration and how these earnings were obtained.

     We believe our stockholders' interests are best served when a significant portion of senior management's total compensation is at risk and tied to specific performance objectives. These objectives are designed to help us achieve our strategic and financial goals, and specifically, to ultimately improve shareholder value. To support our belief in pay for performance, the Board of Directors adopted, and stockholders approved, the 1998 Key Executive Bonus Plan for the Chief Executive Officer, his direct reports and other key employees. This is a short-term, performance-based, cash incentive plan that emphasizes shared objectives and measurable corporate financial performance so that payments may be treated as an expense to the company in accordance with IRS rules. The available bonus pool for this bonus plan will equal 5% of the company's net income that exceeds the net income required to achieve a 12% return on average common stockholder's equity ("ROE"), as determined in accordance with the bonus plan for the particular plan year. If the ROE achieved by Household is less than the designated threshold set by the Committee, no bonus will be paid under this bonus plan. The Committee will determine at the beginning of each year what percentage of the bonus pool will be allocated to each participant and is not required to award any, or all, of the bonus pool regardless of the company's financial performance. The Committee exercises its discretion in determining actual bonus awards under this bonus plan by comparing Household's results to its comparator group and by evaluating the performance of each key executive against financial and qualitative objectives established at the beginning of each year. These objectives may include meeting revenue and/or receivable targeted growth; a targeted loss reserve ratio; a targeted equity to managed assets ratio; a targeted EPS; reduction in expenses and chargeoffs by specified percentages; specified net income and operating efficiency ratios for the company and/or the executive's respective business unit; and an increase in the number of our products used per each customer.

     Our compensation policy also strongly encourages stock ownership by our executives. Our intent is to make an executive's personal net worth heavily dependent on appreciation in the value of our stock over the long term.

     The four components of our executive compensation policy are:

     Base Salary: Determined by individual financial and non-financial performance, actual pay versus market data for each position and general economic conditions. In administering base pay, all executive positions are evaluated and placed in appropriate career bands. Market compensation data for each position is reviewed annually to evaluate our competitiveness with our comparator group.

     Annual Cash Bonus: Tied directly to individual and corporate financial performance, the annual bonus encourages potential recipients to achieve individual, business unit and corporate financial and operational goals. Excellent performance is encouraged by placing a significant part of the executive's total compensation at risk. As a result, when certain objective or subjective performance goals are not met, annual bonuses may be less than the maximum permitted or not paid.

     Long-Term Incentives: Stock options inherently incent our executives to make decisions that ultimately contribute to building shareholder value. Stock options align the interests of management and stockholders. Option awards are based on the Committee's evaluation of the executive's performance. Restricted stock rights are used, when appropriate, to retain or attract consistently high performing individuals if market conditions require such incentives.

     Executive Benefits: Household provides its executive management with the broad benefit coverage available to all employees as well as specific, targeted supplemental benefits and perquisites that help the company remain competitive and an attractive partner to the employee.

EXECUTIVE OFFICER COMPENSATION

     - Chief Executive Officer

     Mr. Aldinger's 2002 base salary was determined by the Committee through an evaluation of his prior year's performance, his value to the company and competitive market data prepared by Frederic W. Cook & Co., Inc. With the goal to keep most of Mr. Aldinger's compensation at risk and related to corporate financial performance, there was no increase to Mr. Aldinger's salary. The last increase to Mr. Aldinger's annual salary occurred in September of 1998. The increase in 1998 was made to acknowledge his increased duties and responsibilities as a result of the successful merger with Beneficial Corporation.

     Mr. Aldinger's annual cash bonus was determined based upon evaluation of Household's financial performance relative to our comparator group, and the satisfaction of shared corporate financial performance goals as well as qualitative goals. For 2002, Mr. Aldinger's qualitative goals related to expanding Household's Responsible Lending initiatives. In this vein, he adopted numerous changes to our products, disclosures and sales practices. In particular, he expanded Household's best practices initiatives, introduced a highly innovative and unique "secret shopper" program to ensure adherence to the company's best practices initiatives, and heightened emphasis on compliance by centralizing the compliance function at the corporate level reporting directly to him. Mr. Aldinger's qualitative goals also included enhanced brand building through the launch of our national advertising program, which led to improved awareness of our corporate brand, and issuance of company-wide guidelines for brand usage and the development of plans to incorporate the Household brand into business units wherever possible. The 2002 shared financial performance goals for Mr. Aldinger were: (a) increase earnings per share to $4.70, (b) maintain a 20% return on equity, (c) achieve receivable growth of 12.5%, (d) achieve revenue growth of 16%, (e) limit expense growth to 12%, (f) limit the efficiency ratio to 32.5%, (g) achieve the greater of a Reserves to Chargeoffs ratio of 100%+ or a Reserves to non-performing loans ratio of 100%, (h) increase the number of products per customer ratio to 1.70, (i) achieve electronic collections of 8% in the fourth quarter, and (j) maintain a bankruptcy filing rate below the current industry filing rate. Household's 2002 operating results were disappointing as a result of the unplanned charges for the multi-state attorneys general settlement ($333.2 million, after tax) and the disposition of our Thrift's assets and deposits at a loss in the fourth quarter ($240.0 million, after tax) to support our targeted capital levels. Earnings per share was $3.22; return on equity was 20.1%, excluding the loss on disposition of the Thrift's assets and deposits; receivables growth was 14.3%, excluding liquidity and capital management decisions to slow growth, the temporary delay of the acquisition of a large retail services portfolio and the sale of $6.3 billion of whole loans; revenue growth increased 19%; expense growth was 10%, excluding the multi-state attorneys general settlement; efficiency ratio was 30.8%, excluding the loss on the disposition of Thrift assets and deposits and the multi-state attorneys general settlement charge; the reserves to chargeoffs ratio was 114% and the reserves to non-performing loans ratio was 113%; the number of products per customer ratio increased to 1.70; the fourth quarter run-rate for the percentage of electronic collections was 5.2%, an increase from 2.2% in 2001; and the year-to-date bankruptcy filing rate was $4.307 billion compared to an industry rate of $4.394 billion.

     In accordance with the intent and purposes of the 1998 Key Executive Bonus Plan, a bonus pool of $22,900,000 was generated for 2002, compared to $46,300,000 in 2001. Mr. Aldinger's maximum bonus opportunity for 2002, as set by the Committee, was 20% of the pool, or $4,300,000. Considering the above results and the fact that the company earned $1.6 billion, the Committee approved a 2002 bonus of $2,000,000 to Mr. Aldinger, which represented 9% of the pool and was a 60% reduction to his $5,000,000 bonus paid in 2001, which represented 11% of the pool. No specific weighting was given to any of the quantitative or qualitative factors noted.

     Mr. Aldinger received a stock option grant for 800,000 shares in 2002. This option grant was for the same number of shares as last year's grant; however, the Black-Scholes value of this grant was 60% less than the 2001 grant.

     - Other Executive Officers

     The other executive officers reviewed by the Committee and named on pages 118 and 119 of this Form 10-K were also paid annual bonuses under the 1998 Key Executive Bonus Plan based on (i) position level, which determines the maximum percentage of the bonus pool which may be awarded (this ranges from 3% to 11%),
(ii) achievement of the 2002 shared financial performance goals discussed above, and (iii) the satisfaction of specific individual objective and performance goals relating to Household and the executive's individual business unit(s). No such executive officer received the maximum amount permitted by the Plan.

     - Long-Term Incentive Compensation

     In 2002, awards made to executive officers under the 1996 Long-Term Executive Incentive Compensation Plan were comprised entirely of stock options. The Committee believes that, in most instances, incentive compensation based on an increase in our Common Stock price is the most appropriate long-term incentive as it directly ties the executive's compensation to our financial performance and maintains a significant portion of the executive's total compensation at-risk.

     The Committee believes a long-term award must be meaningful in order to provide the best incentive and retain the best managers. Our aim is to provide a compensation package that rewards superior performance. The Committee's stock option award recommendation for each executive officer was based on a review of that executive's performance for the year, the executive's value to the company, previous option awards, and competitive information provided by Frederic W. Cook & Co., Inc. No specific weight was accorded to the factors noted in this decision process.

TAX DEDUCTIBILITY

     We believe our compensation programs have been structured to meet all the current tests required for compensation to be deductible by Household for federal income tax purposes, subject to the limitations on deductibility relating to non-performance based pay. The Committee has the ability to direct the company to modify, when necessary, compensation plans for its executive officers to maximize our federal tax deduction. The Committee reserves the right to use good independent judgment, on a case by case basis, to make nondeductible awards to reward employees for excellent service or recruit new executives while taking into consideration the financial effects such action may have on the company.

     It is the Committee's view that the compensation package of Mr. Aldinger and each of the named executive officers was based on an appropriate balance of
(1) our overall or a particular business unit's 2002 financial performance, (2) the officer's individual performance, and (3) competitive standards. No member of the Committee is a former or current officer or employee of Household or any of its subsidiaries.

                                          Compensation Committee

                                          G. A. Lorch, Chairman
                                          R. J. Darnall
                                          J. A. Edwardson
                                          S. J. Stewart

EXECUTIVE COMPENSATION

     The table below discloses information concerning compensation for services rendered during 2002, 2001, and 2000 to Household and its subsidiaries by its Chief Executive Officer and each of the four most highly paid executive officers of Household other than its Chief Executive Officer as of December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM COMPENSATION
                                                                              -------------------------------------------------
                                                                                       AWARDS            PAYOUTS
                                                                              ------------------------   -------
                                             ANNUAL COMPENSATION                            NUMBER OF
                                  -----------------------------------------   RESTRICTED      SHARES
NAME AND                                                     OTHER ANNUAL       STOCK       UNDERLYING    LTIP      ALL OTHER
PRINCIPAL POSITION         YEAR     SALARY       BONUS      COMPENSATION(1)     RIGHTS       OPTIONS     PAYOUTS   COMPENSATION
------------------         ----   ----------   ----------   ---------------   ----------    ----------   -------   ------------
William F. Aldinger......  2002   $1,000,000   $2,000,000      $148,168               --     800,000        --       $370,062(3)
  Chairman, Chief          2001    1,000,000    5,000,000       160,763               --     800,000        --        305,382
  Executive Officer        2000    1,000,000    4,000,000       154,242       $7,999,962(2)  600,000        --        245,382
  and Director
David A. Schoenholz......  2002   $  560,577   $1,250,000      $ 23,505               --     300,000        --       $189,017(3)
  President -- Chief       2001      500,000    2,500,000            --               --     200,000        --        155,382
  Operating Officer        2000      500,000    2,000,000            --       $4,999,966(2)  150,000        --        123,433
Siddharth N. Mehta.......  2002   $  520,192   $1,250,000            --               --     200,000        --       $153,552(3)
  Group Executive --       2001      500,000    2,000,000            --               --     200,000        --        123,060
  Credit Card Services,    2000      509,616    1,500,000            --       $4,999,966(2)  150,000        --         91,934
  Auto Finance and Canada
Kenneth M. Harvey........  2002   $  410,577   $1,200,000            --               --     100,000        --       $ 74,975(3)
  Group Executive --       2001      350,000      800,000      $  4,267               --      75,000        --         65,244
  Chief Information        2000      356,731      700,000         1,360       $1,999,971(2)   40,000        --         61,455
  Officer
Sandra L. Derickson......  2002   $  440,385   $1,000,000      $  9,300               --     100,000        --       $ 64,729(3)
  Group Executive --       2001      388,462      600,000         5,688               --      50,000        --          2,792
  Retail Services, Refund  2000      121,538      300,000        51,000       $  999,977(2)   40,000        --            430
  Lending and Insurance

---------------

(1) Other Annual Compensation includes items such as financial planning services, physical exams, club initiation fees, expatriate benefits, and car allowances. SEC rules require disclosure of the specific type and amount of compensation when a benefit exceeds 25% of the total Other Annual Compensation for an individual executive officer. That itemization follows:
    Car allowances for 2002 were: $15,000 for Mr. Aldinger, and $11,000 for Messrs. Schoenholz, Mehta and Harvey (Mrs. Derickson is not eligible for a car allowance). Mr. Aldinger, as Chairman of Household, is expressly directed by Board policy to use our corporate aircraft to the fullest extent for business and personal travel; however, personal aircraft use must be reported as income. Under the IRS formula, his personal use of company aircraft was calculated to be $110,829 in 2002, $121,534 in 2001, and $106,881 in 2000. Mr. Schoenholz is eligible for an annual executive physical and received reimbursement of $8,262 in 2002. Mr. Harvey is also eligible for our executive physical program and received reimbursement of $2,022 and $360 in 2001 and 2000, respectively. Mr. Harvey's 2001 and 2000 compensation also includes insurance premiums paid by Household of $1,225 and $1,000, respectively, for his coverage in the $10 million excess liability insurance policy Household provides to Directors and Officers. Mrs. Derickson joined Household on September 5, 2000. As part of her hiring agreement, she received a $50,000 sign-on bonus in 2000. Mrs. Derickson received reimbursement for financial counseling expenses of $7,500 and $3,750 in 2002 and 2001, respectively.

(2) On May 10, 2000, the Compensation Committee granted special one-time restricted stock rights to 66 key executives of the corporation to assist in retention, reward outstanding operating performance and reflect current trends in compensation in the financial services industry. The Restricted Stock Right values shown in this table for Messrs. Aldinger, Schoenholz, Mehta and Harvey reflect the fair market value of the underlying Household Common Stock on the date of grant ($39.875 per share). This valuation does not take into account the diminution in value attributable to the restrictions applicable to the underlying shares. These special Restricted Stock Rights become free of restrictions one-third on the second anniversary of the date of grant and two-thirds on the third anniversary of the date of grant. As of December 31, 2002, the total number and values of Restricted Stock Rights held by these executives were as follows: Mr. Aldinger, 200,626 shares ($5,579,409); Mr. Schoenholz, 125,391 shares ($3,487,124); Mr. Mehta,
    125,391 shares ($3,487,124) and Mr. Harvey, 50,156 shares ($1,394,838).

    Mrs. Derickson received a special Restricted Stock Right grant upon joining Household on September 5, 2000 at a fair market value of the underlying Household Common Stock on the date of grant ($47.435 per share). This one-time award becomes free of restriction one-third on the third, fourth and fifth anniversaries from the date of grant. As of December 31, 2002, the total number and value of Restricted Stock Rights held by Ms. Derickson were as follows: 21,081 ($586,262).

    Dividend equivalents, in the form of additional income, are paid on all underlying shares for the Restricted Stock Rights at the same rate as paid to all Common Stock shareholders.

    Assuming the proposed merger with HSBC is completed on March 31, 2003, the balance of the Restricted Stock Rights held by these executives will become free of restrictions as a result of the merger, as follows: Mr. Aldinger, 134,420 shares; Mr. Schoenholz, 84,012 shares; Mr. Mehta, 84,012 shares; Mr. Harvey, 35,272 shares; and Mrs. Derickson, 21,081 shares.

(3) Includes life insurance premiums paid by Household in 2002 for the benefit of executives as follows: Mr. Aldinger, $10,062; Mr. Schoenholz, $5,382; Mr. Mehta, $2,340; Mr. Harvey, $2,340 and Mrs. Derickson, $2,306. The remaining amounts shown being Household's contribution for the executive officer's participation in TRIP and Supplemental TRIP.

INCENTIVE AND STOCK OPTION PLANS

     Household's stockholders previously approved the Household International 1996 Long-Term Executive Incentive Compensation Plan (the "1996 Plan"). The Committee has discretion to grant employees awards under the 1996 Plan. The Committee may award stock options, restricted stock rights or common stock as incentive compensation. Until stockholders approve a new incentive compensation plan, all incentive awards will be made under the 1996 Plan. The 1996 Plan will terminate on May 8, 2006. The 1996 Plan allows certain optionees to transfer options within specific rules and limitations and, unless specifically noted in the grant, provides for immediate vesting of all outstanding awards in the event of a change in control of Household. No more than 1,200,000 shares may be awarded under the 1996 Plan to any one person in any calendar year.

     Under the 1996 Plan, the Committee may grant any type of option to purchase shares of common stock that is legally permitted at the time of grant. Options will generally not be exercisable less than one year nor more than ten years and one day from the date of grant. However, the Committee may extend the expiration date of any option provided it does not exceed fifteen years from the date the option is granted. The Committee has not extended the expiration date of any option granted to any of the named executive officers. The option price per share under each plan will not be less than the fair market value of one share of common stock on the date of grant. Any unissued shares or shares subject to option grants which expire will be made available for issuance by the Committee in the future. Shares of common stock issued under the 1996 Plan may be authorized but unissued shares, treasury shares, or shares purchased in the open market.

     Options to acquire common stock are also outstanding under an incentive plan adopted by stockholders in 1984 (the "1984 Plan"), and various option plans assumed by Household in connection with the mergers with Beneficial Corporation in 1998 and Renaissance Holdings, Inc. in 2000. All options outstanding under these plans are fully vested. No further awards will be made under any of these plans. Payment for options under each of the plans may be made with cash or, at the discretion of the Committee, with shares of common stock or both cash and shares.

     As of December 31, 2002, options to buy 15,680,974 shares of common stock were outstanding under the 1996 Plan, while options to acquire 3,519,075 shares were outstanding under the 1984 Plan and options to purchase 650,322 shares were outstanding under the Beneficial and Renaissance option plans. We have 1,246,183 shares of common stock available for grant under the 1996 Plan. These amounts will be proportionately adjusted for any stock dividends, stock splits, consolidations or reclassifications.

     The 1996 Plan authorizes the Committee to grant Restricted Stock Rights ("RSRs"). RSRs entitle an employee to receive shares of common stock if the employee satisfies conditions set by the Committee in the award. The most common condition requires the employee to remain employed by Household for a period before the actual shares are issued to the employee. The Committee may accelerate any payment prior to the vesting period for reasons such as achieving individual or corporate performance levels established when the RSR was granted. Unless specifically noted in the grant, if there is a change in control of Household, all outstanding RSRs vest in full. A holder of RSRs is not entitled to any of the rights of a holder of common stock until the shares are issued; however, the Committee may direct Household to pay the holder cash equal to the cash dividends declared on common stock for each share of stock subject to an RSR. RSRs were also granted under the 1984 Plan. As of December 31, 2002, 2,592 employees had outstanding RSRs representing 4,740,827 shares under the 1996 Plan.

     The average purchase price for all outstanding options held by the 322 participants in the 1996, 1984, Beneficial and Renaissance Plans at December 31, 2002, was $36.80 with expiration dates from 2003 to 2012.

     The following table shows the number of stock options granted in 2002 to the named executive officers, the percentage each award is of the total granted to employees in 2002, the per share exercise or base price and the expiration date. The table also presents the potential realizable value for each grant and the resulting benefit to all common stock shareholders if the assumed appreciation in stock price occurs. The presentation of stock options in the table below is required by SEC rules and is not intended to forecast possible future appreciation, if any, of the common stock price.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                       INDIVIDUAL GRANTS(1)
                                                    --------------------------                      POTENTIAL REALIZABLE
                                                      % OF TOTAL                                      VALUE AT ASSUMED
                                         NUMBER        OPTIONS                                     ANNUAL RATES OF STOCK
                                       OF SHARES      GRANTED TO     EXERCISE                      PRICE APPRECIATION FOR
                                       UNDERLYING     EMPLOYEES       OR BASE                           OPTION TERM
                                        OPTIONS       IN FISCAL        PRICE     EXPIRATION   --------------------------------
NAME                                    GRANTED          YEAR        ($/SHARE)      DATE            5%               10%
----                                   ----------   --------------   ---------   ----------   --------------   ---------------
All Employee Optionees(2)............  2,933,600          100%        $28.525     11/20/12        52,626,494       133,365,867
Optionee Gain as % of All Common
  Shareholders Gain..................        n/a          n/a             n/a          n/a               .06%              .06%
William F. Aldinger..................    800,000         27.3          28.525     11/20/12        14,351,375        36,369,203
David A. Schoenholz..................    300,000         10.2          28.525     11/20/12         5,381,766        13,638,451
Siddharth N. Mehta...................    200,000          6.8          28.525     11/20/12         3,587,844         9,092,301
Kenneth M. Harvey....................    100,000          3.4          28.525     11/20/12         1,793,922         4,546,150
Sandra L. Derickson..................    100,000          3.4          28.525     11/20/12         1,793,922         4,546,150

---------------

 (1) Options to employees generally vest (can be exercised) as follows: 25% at each anniversary after the grant date with full vesting on the fourth anniversary. The 1984 and 1996 Plans allow the Committee to modify terms of outstanding options and to reprice the options. No options have ever been repriced by Household.

     The option holder may use shares already held to purchase the option shares or to pay withholding taxes. The options were granted for a term of ten years and one day, subject to earlier termination or certain events related to termination of employment.

 (2) The option price shown for the "All Employee Optionees" line is $28.525 (the fair market value option price as determined on the grant date of November 20, 2002). The assumed expiration date for the "All Employee Optionees" line is November 20, 2012.

     The following table shows option exercises by the named executive officers in 2002 and their gain ("value realized"), which is the market value on the exercise date less the price of the option when it was granted. It also shows the number of options that have not been exercised and their potential value using the fair market value on December 31, 2002.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                       NUMBER OF SHARES            VALUE OF UNEXERCISED
                                                          UNDERLYING                   IN-THE-MONEY
                                                    UNEXERCISED OPTIONS AT              OPTIONS AT
                                                       DECEMBER 31,2002            DECEMBER 31, 2002(1)
                            SHARES      VALUE     ---------------------------   ---------------------------
NAME                       EXERCISED   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                       ---------   --------   -----------   -------------   -----------   -------------
William F. Aldinger......     --         $ --      3,096,000      1,815,000     $10,924,420         --
David A. Schoenholz......     --           --        713,900        556,000       1,570,936         --
Siddharth N. Mehta.......     --           --        652,000        456,000              --         --
Kenneth M. Harvey........     --           --        136,750        186,250              --         --
Sandra L. Derickson......     --           --         32,500        157,500              --         --

---------------

(1) Calculated based on the fair market value of Common Stock on December 31, 2002 ($27.67 per share).

SAVINGS-STOCK OWNERSHIP AND PENSION PLANS

     Household established its Tax Reduction Investment Plan ("TRIP"), which is a deferred profit-sharing and savings plan for our eligible employees. TRIP also qualifies as an employee stock ownership plan. With certain exceptions, an employee at least 21 years of age with one year of service (three years of service if under age 21) and not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis, up to 15% of the participant's cash compensation (subject to a maximum annual pre-tax contribution by a participant of $12,000, as adjusted for cost of living increases, and certain other limitations imposed by the Code) and invest such contributions in Common Stock or separate equity or income funds.

     We contribute 3% of compensation on behalf of each participant who contributes 1% and we match any additional participant contributions up to 4% of compensation but the matching contributions will not exceed

6% of a participant's compensation if the participant contributes 4% or more of compensation. Our matching contributions are invested in Common Stock. The plan provides for immediate vesting of all contributions. With certain exceptions, a participant's after-tax contributions which have not been matched by us can be withdrawn at any time. Both our matching contributions made prior to 1999 and the participant's after-tax contributions may be withdrawn after five years of participation in the plan. A participant's pre-tax contributions and our matching contributions after 1998 may not be withdrawn except for an immediate financial hardship, upon termination of employment, or after attaining age
59 1/2. Participants may borrow from their TRIP accounts under certain circumstances.

     Household has also established the Supplemental Tax Reduction Investment Plan ("Supplemental TRIP") which is an unfunded plan for eligible employees of Household and its participating subsidiaries whose participation in TRIP is limited by the Code. Only matching contributions required to be made by Household pursuant to the basic TRIP formula are invested in Supplemental TRIP through a credit to a bookkeeping account maintained by us which deems such contributions to be invested in Common Stock share equivalents.

     The Household Retirement Income Plan ("RIP") is a non-contributory, defined benefit pension plan for employees of Household and its U.S. subsidiaries who are at least 21 years of age with one year of service and not part of a collective bargaining unit. Annual pension benefits equal a percentage of an employee's "Final Average Salary" (as defined below) not in excess of "Covered Compensation" (as defined below) plus a percentage of an employee's Final Average Salary that exceeds Covered Compensation. "Covered Compensation" is the average of the Social Security taxable wage base over the 35-year period ending in the year of retirement or earlier termination of employment. "Final Average Salary" equals the average of salary plus bonus, whether paid in cash or stock, for the 48 successive highest paid months out of the employee's last 10 years of service. The percentage applied to Final Average Salary and Covered Compensation is determined on the basis of years of employment and age at retirement. This percentage increases as years of employment and age at retirement increase. Participants become fully vested in their accrued pension benefits after three years of vesting service. Payment of vested pension benefits normally begins at age 65, but an early retirement benefit at reduced levels may be paid if a participant is at least 55 years of age with 10 years of employment or, if the participant was an employee on December 31, 1989, is at least 50 years of age with 15 years of employment.

     Effective January 1, 2000, RIP was amended to provide an account-based formula instead of the traditional defined benefit formula described above for employees hired after 1999. The account-based formula provides a benefit based upon a percentage of compensation for each year of service and an assumed rate of return. The contribution percentage is 2% and the assumed rate of return is tied to the lesser of the 10-year or 30-year treasury rate.

     In 1997, the Board adopted a Supplemental Executive Retirement Plan ("SERP") for Mr. Aldinger because he would not otherwise qualify for a full benefit under RIP and the Household Supplemental Retirement Income Plan ("Supplemental RIP") due to his age when he joined Household. In 2000, the SERP was subsequently amended and restated to provide for a benefit based upon the RIP 1989 formula but with 20 years of benefit service being added and with an offset not only for RIP and Supplemental RIP but also for pension benefits received from Wells Fargo and Citibank. The benefit under the SERP formula (before offset) will not be increased, however, except for interest, after Mr. Aldinger attains age 60.

     TRIP and RIP may be made available to members of a collective bargaining unit if inclusion results from good faith bargaining.

     A portion of the benefits payable under RIP to certain executive officers (including those named in the Summary Compensation Table) may be paid by Household through the Supplemental RIP. Supplemental RIP was established due to the limitations imposed on the RIP by federal laws limiting benefits payable under tax-qualified plans. Payments made by Household under Supplemental RIP to certain officers have been deposited by such officers in trusts they created.

     The following table illustrates the amount of RIP (including Supplemental RIP and any related trust) total annual pension benefits on a straight-life annuity basis for eligible employees retiring at age 65 who were employed before 1990. If the employee was hired after 1989 and does not have at least 30 years of employment at retirement, his benefit will be reduced for each month less than 30 years. The amounts in this table are not subject to deduction for Social Security or other offset amounts and do not reflect any limitations on benefits imposed by ERISA or federal tax laws.

     The years of employment of Messrs. Aldinger, Schoenholz, Mehta and Harvey and Mrs. Derickson for purposes of RIP are, respectively, 9 years, 19 years, 5 years, 14 years, and 3 years.

AVERAGE ANNUAL
COMPENSATION                                                      40 OR
USED AS BASIS                15 TO 30           35 YEARS       MORE YEARS
FOR COMPUTING PENSION   YEARS OF EMPLOYMENT   OF EMPLOYMENT   OF EMPLOYMENT
---------------------   -------------------   -------------   -------------
     $1,500,000             $  852,497         $  899,997      $  927,497
      2,000,000              1,137,497          1,187,497       1,237,497
      2,500,000              1,422,497          1,484,997       1,547,497
      3,000,000              1,707,497          1,782,497       1,857,497
      3,500,000              1,992,497          2,079,997       2,167,497
      4,000,000              2,277,497          2,377,497       2,477,497
      4,500,000              2,562,497          2,674,997       2,787,497
      5,000,000              2,847,497          2,972,497       3,097,497
      5,500,000              3,132,497          3,269,997       3,407,497
      6,000,000              3,417,497          3,567,497       3,717,497

DIRECTOR COMPENSATION

     In 2002, the independent Directors of Household received an annual cash retainer of $50,000 (except the Chair of the Executive Committee, who received a retainer of $62,000). Household does not pay additional compensation for committee membership or meeting attendance fees to its Directors. The Chairs of the Audit, Compensation, Finance and Nominating & Governance Committees received an additional $5,000, and the Chair of the Executive Committee received an additional $30,000. As Chairman of the Board of HFC Bank plc, Mr. Fishburn was paid 99,993 British pounds sterling for his service and 3,767 British pounds sterling for health insurance by HFC Bank plc. Other than Mr. Fishburn, Directors who are employees of Household or any of its subsidiaries do not receive any additional compensation related to their Board service. In September 2002, the Board reviewed its directors compensation philosophy compared to other financial service companies with the assistance of information provided by Frederic W. Cook and also took into consideration additional responsibilities Directors have in light of the proposed New York Stock Exchange corporate governance guidelines. As a result, effective January 1, 2003, the Board increased the annual compensation for certain positions as follows: members of the Audit Committee receive an additional $15,000, the chair of the Audit Committee receives an additional $25,000, the chairs of the Compensation, Finance and Nominating & Governance Committees receive an additional $15,000, and the chair of the Executive Committee receives an additional $50,000.

     In 2002, independent Directors could elect to receive all or a portion of their cash compensation in shares of common stock, defer it under the Deferred Fee Plan for Directors or purchase options to acquire common stock. Under the Deferred Fee Plan, Directors may invest their deferred compensation in either units of phantom shares of common stock, with dividends credited toward additional stock units; or cash, with interest credited at a market rate set under the plan. At the end of the deferred period, all accumulated amounts under the Deferred Fee Plan invested in phantom shares of common stock will be paid in shares of common stock either in a lump sum or installments as selected by the Director. For stock options issued in lieu of cash compensation, number of shares granted equals 10% of the Director's annual cash compensation. For example, a Director that receives a $50,000 annual cash retainer could elect to receive an option for 5,000 shares in lieu of the cash retainer. The grant date is the date options are granted annually in November of the year preceding the year in which compensation is earned, and the per share exercise price is the fair market value of common stock on the grant date. During 2002 Directors elected to receive, in the aggregate 82% of their cash compensation in common stock, stock options or deferred phantom shares of common stock.

     In 2003, all directors compensation will be paid solely in cash.

     In November 2002, independent Directors chose not to receive their annual option to purchase 10,000 shares of common stock at the stock's fair market value on the day the option was granted in light of the transaction with HSBC Holdings. Instead, each Director will receive a cash payment of $120,000, which is the fair market value of the options he or she would have otherwise received.

     In 1995, the Directors' Retirement Income Plan was discontinued, and the present value of each Director's accrued benefit was deposited into the Deferred Phantom Stock Plan for Directors. Under the Deferred Phantom Stock Plan, Directors with less than ten years of service received 750 phantom shares of common stock annually during the first ten years of service as a Director. In January 1997, the Board eliminated this and all future Director retirement benefits. Any payouts to current Directors earned under the Deferred Phantom Stock Plan will be made only when a Director leaves the Board due to death, retirement or resignation and will be paid in shares of common stock either in a lump sum or installments as selected by the Director. Directors who joined the Board after January 1997 will not receive any retirement benefits.

     Household provides each Director with $250,000 of accidental death and dismemberment insurance and a $10 million personal excess liability insurance policy. Independent Directors also are offered, on terms that are not more favorable than those available to the general public, a MasterCard/Visa credit card issued by one of Household's subsidiaries with a credit limit of $15,000. Household guarantees the repayment of amounts charged on each card. Directors may use an apartment maintained by Household in New York City for their personal use, as available. Directors are credited with $350 additional compensation for tax purposes for each night the apartment is used for personal use.

     Under Household's Matching Gift Program, we match charitable gifts to qualified organizations (subject to a maximum of $10,000 per year), with a double match for the first $500 donated to higher education institutions (both public and private) and eligible non-profit organizations which promote neighborhood revitalization or economic development for low and moderate income populations. Each current independent Director may ask us to contribute up to $10,000 annually to charities of the Director's choice which qualify under our philanthropic program.

EMPLOYMENT AGREEMENTS

 EXISTING EMPLOYMENT AGREEMENTS AND EMPLOYMENT PROTECTION AGREEMENTS

     Executive officers have employment agreements or employment protection agreements approved by the Committee. The initial term of each agreement is 18 months, renewed daily, unless we choose not to renew the contract. During the contract term, each executive officer receives a minimum specified annual salary, which may be increased during the term, and is entitled to receive benefits from our executive bonus and incentive plans, employee retirement plans, and medical, disability and life insurance plans. We may terminate any agreement for cause. An executive may terminate an agreement if his or her compensation is reduced, there is a substantial reduction in responsibilities or the executive is given notice of non-renewal. With the exception of Mr. Aldinger, if an agreement is terminated, the executive receives a lump sum payment, which approximates 150% of the executive's salary and bonus as well as health coverage at Household's expense for up to 18 months. In the case of Mr. Aldinger, the lump sum payment will approximate 200% of his salary and bonus. Mr. Aldinger will also be entitled to life, health and disability coverage, as well as automobile and financial counseling allowances, for up to two years.

     Pursuant to the terms of these agreements, if, during the three-year period (18-month period under the employment protection agreements) following a change in control, the employment of the executive is terminated due to a "qualifying termination," which includes a termination other than for "cause" or disability, or by the executive for "good cause" (including a termination of employment by the executive with an employment agreement for any reason during the 60-day period after the 12-month anniversary of the change in control or, in the case of Mr. Aldinger, during the three-year period following the change in control), the executive will be entitled to receive a cash payment consisting of:

     - a pro rata annual bonus through the date of termination, based on the highest of the annual bonuses payable to the executive during the three years preceding the year in which the termination occurs;

     - a payment equal to three times (1.5 times under employment protection agreements) the sum of the executive's base salary and highest annual bonus; and

     - a payment equal to the value of three years (18 months under employment protection agreements) of additional employer contributions under Household's tax-qualified and supplemental defined contribution plans.

     In addition, upon a qualifying termination following a change in control, each executive will be entitled to continued welfare benefit coverage for three years (18 months under the employment protection agreements) after the date of termination, three years (18 months under the employment protection agreements) of additional age and service credit under Household's tax-qualified and supplemental defined benefit retirement plans, and outplacement services. If any amounts or benefits received under the employment agreements, employment protection agreements or otherwise are subject to the excise tax imposed under section 4999 of the Internal Revenue Code, an additional payment will be made to restore the executive to the after-tax position in which he or she would have been if the excise tax had not been imposed. Under the employment protection agreements, if a small reduction in the amount payable would render the excise tax inapplicable, then this reduction will be made instead.

 NEW EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS

     At the request of HSBC, several executive officers, including Mr. Aldinger, have entered into employment agreements relating to their employment with Household following completion of the pending merger with HSBC. Under his new employment agreement, Mr. Aldinger will serve as chairman and chief executive officer of Household until January 1, 2004 and thereafter as chairman and chief executive officer of Household and HSBC North America, Inc. The agreement further provides that, during its term, Mr. Aldinger will serve as a member of the HSBC board of directors. During the term of the agreement, Mr. Aldinger will be paid an annual base salary equal to his annual base salary as of the date that the merger agreement was signed, and an annual bonus in an amount at least equal to the annual average of Mr. Aldinger's bonuses paid with respect to years 1999, 2000 and 2001 (pro rated for any partial year).

     Within 30 days of completion of the pending merger with HSBC, or, if the completion of the merger occurs during the two-month period prior to March 3, 2003, within 30 days after such date, subject to approval of the trustee of HSBC's Restricted Share Plan, Mr. Aldinger will receive a one-time special retention grant of HSBC restricted shares equal to $10 million, based on the closing price of HSBC ordinary shares as of the date of grant. The special restricted shares will vest in three equal installments on each of the first three anniversaries of the completion of the merger, as long as Mr. Aldinger remains employed on each applicable vesting date, subject to accelerated vesting upon termination of employment by Household without "cause," by Mr. Aldinger for "good reason" or due to his death or disability. After each of the first and second anniversaries of the completion of the merger, subject to the approval of the trustee of HSBC's Restricted Share Plan, Mr. Aldinger will receive an additional grant of restricted shares of HSBC with a value equal to at least $5.5 million, based on the closing price of HSBC ordinary shares on the applicable date of grant. These restricted shares will generally be subject to the same terms and conditions as the special restricted share grant. To the extent that all or a portion of any of these grants cannot be made under HSBC's Restricted Share Plan, Mr. Aldinger will receive a cash bonus equal to the amount of the grant that he was not able to receive, subject to the same general terms and conditions of the grant.

     During the term of the agreement, except with respect to benefits under qualified and non-qualified excess and supplemental defined benefit retirement plans, Mr. Aldinger will receive employee benefits and perquisites that are no less favorable than those provided to him immediately prior to the date of the merger agreement. Effective as of the completion of the pending merger with HSBC, Mr. Aldinger's benefits under

Household's qualified and non-qualified excess and supplemental defined benefit retirement plans will be frozen, and Mr. Aldinger will be entitled to receive the retirement benefits provided under his existing employment agreement when he ultimately retires.

     Mr. Aldinger's new employment agreement provides that if his employment is terminated during the term by him for "good reason," or by Household for reasons other than "cause" or disability, he will be entitled to:

     - a pro rata target annual bonus for the fiscal year of the date of termination;

     - a payment equal to his annual base salary plus the average of his annual bonuses with respect to the three-year period ended 2001, times the number of full and partial months from the date of termination until the third anniversary of the completion of the merger, divided by 12;

     - the immediate vesting and exercisability of each stock option, restricted stock award and other equity-based award or performance award (or cash equivalent) that is outstanding as of the date of termination and treatment as retirement eligible for purposes of exercising any such award;

     - for the remainder of his life and that of his current spouse, continued medical and dental benefits at Household's cost; and

     - his retirement benefits in a lump sum.

     If any payments or benefits that Mr. Aldinger receives are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, his new employment agreement also provides for any additional payment to restore him to the after-tax position that he would have been in had the excise tax not been imposed.

     Upon completion of the pending merger with HSBC, Mr. Aldinger's new employment agreement will supersede his existing employment agreement with Household, and Mr. Aldinger's employment under his existing employment agreement will be deemed to have terminated due to a "qualifying termination," entitling him to the cash payments under that agreement.

     The term of the new employment agreements with the other executive officers will also begin upon completion of the pending merger with HSBC, and will end on the third anniversary of that date. Under the new employment agreements, each executive will generally serve in the same position that such executive held as of the date of the merger agreement. During the term, each executive will be paid an annual base salary of not less than such executive's annual base salary as of the date of the merger agreement and will receive an annual bonus in an amount at least equal to 75 percent of the annual average of such executive's bonuses earned with respect to the three-year period ended December 31, 2001 (pro rated for any partial year). During the term, each of the executives will be eligible to participate, as approved by the HSBC board, in any equity-based incentive compensation plan or program of HSBC as in effect from time to time for similarly situated senior executives of Household. In addition, during the term, each executive will be eligible to participate in the various retirement, welfare and fringe benefit plans, programs and arrangements of Household, in accordance with the terms of such plans, programs and arrangements, provided that they will not receive age and service credit under the Household retirement plans that would be duplicative of the age and service credit that they are entitled to under the existing employment agreements or employment protection agreements, as applicable.

     Within 30 days of completion of the merger, or, if completion of the merger occurs during the two-month period prior to March 3, 2003, within 30 days after such date, subject to the approval of the trustee of HSBC's Restricted Share Plan, each of the executives will receive a one-time special retention grant of HSBC restricted shares, vesting in equal annual installments over a three- or five-year period. Upon termination of an executive's employment by Household without "cause" or by an executive as a result of a material breach of the employment agreement by Household, the restricted shares will vest immediately. To the extent that all or a portion of any of these grants cannot be made under HSBC's Restricted Share Plan, the executive will receive a cash bonus equal to the amount of the grant that such executive was not able to receive, subject to the same general terms and conditions and the grant.

     If during the term of the new employment agreement, an executive's employment is terminated by Household other than for "cause" or disability or by the executive for "good reason," subject to the executive's execution of a general release in favor of Household and its affiliates, the executive will continue to receive the executive's base salary and annual bonus described above at that time and in the manner such payments would have been paid had the executive remained employed for the remainder of the term of the employment agreement, and to the extent permitted under the terms of the applicable plans, the continuation of welfare benefits, umbrella liability insurance and automobile and financial counseling allowances from the date of termination until the earlier of the executive becoming eligible to participate in similar plans of another employer and the last day of the term of the employment agreement.

     Upon completion of the pending merger with HSBC, these new employment agreements will supersede each executive's existing employment agreement or employment protection agreement, as applicable, with Household (except that the excise tax gross-up provision in the existing agreements will survive), and each executive's employment under the existing employment agreement or employment protection agreement will be deemed to have terminated due to a "qualifying termination," entitling the executive to the cash payments under the existing agreement.

  STOCK OPTIONS AND RESTRICTED STOCK RIGHTS

     Pursuant to the terms of the equity-based plans of Household and the award agreements thereunder, stock options to acquire Household common stock and Household restricted stock rights, including stock options and restricted stock rights granted to Household's executive officers, will full vest or become free of restrictions immediately prior to a change in control, including the pending merger with HSBC, becoming effective, and the stock options granted under each of the Household long-term incentive plans will remain exercisable until the expiration of their original term. The Household equity-based plans and award agreements thereunder provide that the stock options to acquire Household common stock and restricted stock rights granted on or after November 12, 2002, including stock options and restricted stock rights held by Household's executive officers, will not vest or become free of restrictions upon completion of the pending merger with HSBC. These awards will, however, vest upon termination of employment by Household for a reason other than due to death, disability or "cause" or by the employee for "good reason."

PERFORMANCE OF HOUSEHOLD

     The graph and related disclosures contained in this section of the Form 10-K should not be considered part of (i.e., are not "incorporated by reference") other documents we have filed or must file with the SEC. The stock price performance shown in the graph does not necessarily indicate future price performance.

     SEC rules require us to include a performance graph comparing, over a five-year period, the performance of our common stock against Standard & Poor's 500 Stock Index ("S&P 500") and against either a published industry or line-of-business index or a group of peer issuers. The graph below compares total returns (assuming all dividends are reinvested) of our common stock, the S&P 500 and the Standard & Poor's 500 Financial Index ("S&P 500 Financials"). Our common stock is included in the S&P 500. In previous years, we used the Standard & Poor's Composite Financial Stock Price Index ("S&P Financials") as the published industry index for this comparison. The S&P Financials index was discontinued in 2001 and, as a result, we are using the S&P 500 Financials index, which includes 81 issuers in the financial sector as the published industry index for this comparison.

                       FIVE-YEAR CUMULATIVE TOTAL RETURN
 ASSUMES INVESTMENT OF $100 BEGINNING DECEMBER 31, 1997 AND THE REINVESTMENT OF
                                   DIVIDENDS.
[LINE GRAPH]

                                                        HOUSEHOLD                    S&P 500               S&P 500 FINANCIALS
                                                        ---------                    -------               ------------------
1997                                                     100.00                      100.00                      100.00
1998                                                      94.00                      129.00                      110.00
1999                                                      90.00                      156.00                      115.00
2000                                                     135.00                      141.00                      144.00
2001                                                     145.00                      125.00                      131.00
2002                                                      71.00                       97.00                      112.00

----------------------------------------------------------------------------------------------------------
                                       12/1997    12/1998    12/1999    12/2000    12/2001    12/2002
----------------------------------------------------------------------------------------------------------
    Household                            100         94         90        135        145         71
----------------------------------------------------------------------------------------------------------
    S&P 500                              100        129        156        141        125         97
----------------------------------------------------------------------------------------------------------
    S&P 500 Financials                   100        110        115        144        131        112
----------------------------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table lists the owners who have advised us that they held more than 5% of our common stock as of December 31, 2002.

                                                                   NUMBER OF
                                                                     SHARES
                                                                  BENEFICIALLY   PERCENT
TITLE OF CLASS           NAME AND ADDRESS OF BENEFICIAL OWNER        OWNED       OF CLASS
--------------          ---------------------------------------   ------------   --------
Common Stock..........  Davis Selected Advisers, L.P.             40,534,022 (1)  8.6%
                        2949 East Elvira Road, Suite 101
                        Tucson, AZ 85706

Common Stock..........  Capital Research and Management Company   38,735,000 (2)  8.2%
                        333 South Hope Street
                        Los Angeles, CA 90071

---------------

(1) On March 10, 2003, Davis Selected Advisers, L.P. filed a Schedule 13G with the SEC disclosing that, as of December 31, 2002, it had sole dispositive power and sole voting power over 40,534,022 shares of common stock.

(2) On February 13, 2003, Capital Research and Management Company filed a
    Schedule 13G with the SEC disclosing that, as of December 31, 2002, it had sole dispositive power over 38,735,000 shares of common stock for which beneficial ownership is disclaimed, and no sole or shared voting power over any shares of common stock.

SHARES OF COMMON STOCK BENEFICIALLY OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

     The following table lists the beneficial ownership, as of March 19, 2003, of common stock by each director and the executive officers named on page 123, individually, and the directors and executive officers of the company as a group. "Beneficial ownership" includes shares for which an individual has direct or indirect voting or investment power and includes any shares the individual has a right to acquire within 60 days.

                                                            NUMBER OF       NUMBER OF
                                                              SHARES          COMMON
                                                           BENEFICIALLY       STOCK
NAME OF BENEFICIAL OWNER                                     OWNED(1)     EQUIVALENTS(2)   TOTAL(3)
------------------------                                   ------------   --------------   ---------
William F. Aldinger......................................   3,516,394         36,717       3,553,111
Robert J. Darnall........................................      63,347         14,634          77,981
Sandra L. Derickson......................................      34,809          8,948          43,757
Gary G. Dillon...........................................     121,442         14,165         135,607
Anthea Disney............................................      10,170          1,165          11,335
John A. Edwardson........................................      63,092         10,418          73,510
J. Dudley Fishburn.......................................      39,861          1,515          41,376
Cyrus F. Freidheim, Jr...................................      59,856         10,289          70,145
James H. Gilliam, Jr.(4).................................     140,907          2,046         142,953
Kenneth M. Harvey........................................     170,306          5,022         175,328
Louis E. Levy............................................      48,200          9,534          57,734
George A. Lorch..........................................      59,487         11,287          70,774
Siddharth N. Mehta.......................................     701,864         27,068         728,932
John D. Nichols..........................................     236,019         21,991         258,010
James B. Pitblado........................................      73,027          3,243          76,270
Larree M. Renda..........................................      18,000             50          18,050

                                                            NUMBER OF       NUMBER OF
                                                              SHARES          COMMON
                                                           BENEFICIALLY       STOCK
NAME OF BENEFICIAL OWNER                                     OWNED(1)     EQUIVALENTS(2)   TOTAL(3)
------------------------                                   ------------   --------------   ---------
David A. Schoenholz......................................     868,915         17,536         886,451
S. Jay Stewart...........................................      60,370          8,052          68,422
Directors and Executive Officers as a Group..............   7,837,646        233,168       8,070,814

---------------

(1) Directors and executive officers have sole voting and investment power over the shares listed above, except as follows. The number of shares of common stock held by spouses or children in which beneficial ownership is disclaimed is as follows: Mr. Nichols, 13,200; and Directors and executive officers as a group, 13,200. The number of shares of common stock held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Mr. Aldinger, 136,500; Mr. Darnall, 2,000; Mr. Schoenholz, 25,238; and Directors and executive officers as a group, 178,103. The number of shares of common stock held under Household's employee benefit plans in which participants have voting rights and/or investment power is as follows: Mr. Aldinger, 23,587; Mrs. Derickson, 809; Mr. Harvey, 7,810; Mr. Mehta, 2,812; Mr.
    Schoenholz, 22,919; and directors and executive officers as a group, 142,203. The number of shares included in the table above which may be acquired by Household's executive officers through May 18, 2003, pursuant to the exercise of employee stock options is: Mr. Aldinger, 3,096,000, of which 631,250 vested options are held by Mr. Aldinger's family partnership; Mrs. Derickson, 32,500; Mr. Harvey, 136,750; Mr. Mehta, 652,000; Mr. Schoenholz, 713,900; and directors and executive officers as a group, 6,412,511.

(2) Represents the number of common stock share equivalents owned by executive officers under Household's Supplemental TRIP and Deferred Compensation Plan and by Directors under Household's Deferred Fee Plan for Directors and the Deferred Phantom Stock Plan for Directors. These share equivalents do not have voting rights, but are valued according to the market price of the common stock. The share equivalents accrue dividends at the same rate as the common stock.

(3) Based on 474,631,342 shares outstanding at March 19, 2003, no director or executive officer beneficially owns directly or indirectly more than 1% of common stock. Directors and executive officers as a group beneficially own approximately 1.7% of the common stock.

    Our employees held 11,186,715 shares of common stock in TRIP as of March 19, 2003, excluding the shares held by directors and executive officers shown in the table. Our Pooled Investment Fund ("PIF"), which holds assets of our domestic pension plan, held 1,112,546 shares of common stock as of March 19, 2003. Together, TRIP and PIF held 2.5% of the common stock outstanding on March 19, 2003.

(4) As a trustee of The Hodson Trust and a director of the CTW Foundation, Mr. Gilliam has shared voting and investment power over 680,005 shares of common stock. Mr. Gilliam disclaims beneficial ownership of such shares and, therefore, they are not included in the shares listed above.

EQUITY COMPENSATION PLANS

     The following table sets forth information as of December 31, 2002, with respect to our compensation plans under which Household is authorized to issue equity securities:

                                                   NUMBER OF           WEIGHTED
                                               SECURITIES TO BE    AVERAGE EXERCISE
                                                  ISSUED UPON          PRICE OF        NUMBER OF
                                                  EXERCISE OF         OUTSTANDING      SECURITIES
                                                  OUTSTANDING          OPTIONS,        AVAILABLE
                                               OPTIONS, WARRANTS     WARRANTS AND      FOR FUTURE
PLAN CATEGORY                                     AND RIGHTS            RIGHTS          ISSUANCE
-------------                                  -----------------   -----------------   ----------
Equity compensation plans approved by
  security holders...........................     24,591,198            $36.80         4,305,416(1)(2)
Equity compensation plans not approved by
  security holders...........................             --                --           285,299
                                                  ----------            ------         ---------
Total........................................     24,591,198            $36.80         4,590,715
                                                  ==========            ======         =========

---------------

(1) Stock option awards under compensation plans of Beneficial Corporation and Renaissance Holdings, Inc. were assumed upon merger in June 1998 and February 2000, respectively. No further awards may be made under these plans and an aggregate of 650,322 shares of our common stock were issuable pursuant to awards outstanding at the time of the respective mergers. The
    weighted average exercise price of the outstanding awards is $      .

(2) Pursuant to the Employee Stock Purchase Plan, eligible employees may elect to have up to $20,040 withheld from their paychecks each year to purchase our common stock. The stock is purchased on July 1 of each year at 85% of the lesser of its market price at the beginning or end of a one-year subscription period. The Employee Stock Purchase Plan was terminated on March 7, 2003 and common stock was purchased on that date.

CHANGE IN CONTROL

     The information required by Item 403(c) of Regulation S-K is included in
Item 1 of this Form 10-K under the heading "Introduction."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Prior to July 30, 2002, and the enactment of the Sarbanes-Oxley Act of 2002, the Committee could direct the company to lend funds or guarantee loans to executives that were used to settle their tax consequences upon exercising a stock option or upon vesting of RSRs under the 1984 and 1996 Plans. The board of directors discontinued this program in September 2002 and, while the Sarbanes-Oxley Act of 2002 permitted loans outstanding on July 30, 2002 to remain outstanding, loans to the executive officers named on page 123 were repaid in full on or before December 31, 2002.

     Loans under this program had a maximum term of eight years and a fixed interest rate equal to the applicable rate in effect under Section 1274(d) of the Code at the time the loan was made, compounded semiannually. The following lists the unpaid principal balances for executive officers with loans outstanding under the 1984 and 1996 Plans during 2002 and for all executive officers as a group.

                                      BALANCE AS OF     MAXIMUM BALANCE
NAME                                DECEMBER 31, 2002     DURING 2002
----                                -----------------   ---------------
William F. Aldinger                              --      $1,082,609.05
David A. Schoenholz                              --       1,720,581.59
Colin P. Kelly                        $1,093,034.47       1,143,034.47
Kenneth H. Robin                         528,961.02         528,961.02
Douglas Friedrich                                --          98,804.43
                                      -------------      -------------
All executive officers as a group     $1,621,995.49      $4,573,990.56
                                      =============      =============

     Executive officers and directors of Household have been, or may become, customers of, or had transactions with, Household's subsidiaries. Such transactions, which include credit card loans, are made by our subsidiaries in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those for comparable transactions with other persons and do not involve more than normal risk of loss or other unfavorable consequences.

ITEM 14.  CONTROLS AND PROCEDURES.

     We maintain a system of internal and disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our Board of Directors, operating through its audit committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process.

     Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Household International, Inc. (including its consolidated subsidiaries) required to be included in this annual report on Form 10-K.

     There have been no significant changes in our internal and disclosure controls or in other factors which could significantly affect internal and disclosure controls subsequent to the date that we carried out our evaluation.

AUDIT REPORTS OF KPMG LLP

     KPMG LLP's reports on Household's consolidated financial statements for the two most recent fiscal years ended December 31, 2001 and December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In addition, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG LLP's satisfaction, would have caused them to make reference to the subject matter in connection with their report on Household's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(l)(v) of Regulation S-K.

RATIFICATION OF AUDITORS

     The Board of Directors, upon recommendation of the Audit Committee, voted to appoint KPMG LLP to serve as the independent public accountants for the fiscal year ending December 31, 2003, unless the pending merger of Household with HSBC is completed.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements.

          The consolidated financial statements listed below, together with an opinion of KPMG LLP dated March 24, 2003 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

           HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES:
           Consolidated Statements of Income for the Three Years Ended December 31, 2002.
           Consolidated Balance Sheets, December 31, 2002 and 2001. Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2002.
           Consolidated Statements of Changes in Preferred Stock and Common Shareholders' Equity for the Three Years Ended December 31, 2002.

           Notes to Consolidated Financial Statements.
           Independent Auditors' Report.
           Selected Quarterly Financial Data (Unaudited).

     (b) Reports on Form 8-K.

          For the three months ended December 31, 2002, Household filed Current Reports on Form 8-K on October 15, October 16, October 29, October 30, November 6 and November 18, 2002. Household also filed Current Reports on Form 8-K on January 16, January 21 and March 19, 2003.

     (c) Exhibits.

 3(i)      Restated Certificate of Incorporation of Household
           International, Inc. as amended.
 3(ii)     Bylaws of Household International, Inc. as amended.
 4(a)      Rights Agreement dated as of July 9, 1996, between Household
           International, Inc. and Harris Trust and Savings Bank, as
           Rights Agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated July 9, 1996).
 4(b)      Amendment No. 1 to Rights Agreement dated as of November 13,
           2002, between Household International, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated
           November 13, 2002).
 4(c)      Standard Multiple-Series Indenture Provisions for Senior
           Debt Securities of Household Finance Corporation dated as of
           June 1, 1992 (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of Household Finance
           Corporation, No. 33-48854).
 4(d)      Indenture dated as of December 1, 1993 for Senior Debt
           Securities between Household Finance Corporation and The
           Chase Manhattan Bank (National Association), as Trustee
           (incorporated by reference to Exhibit 4(b) to the
           Registration Statement on Form S-3 of Household Finance
           Corporation, No. 33-55561 filed on September 20, 1994).
 4(d)      The principal amount of debt outstanding under each other
           instrument defining the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10
           percent of our total assets. Household agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our
           long-term senior and senior subordinated debt.
10.1       Household International, Inc. 1998 Key Executive Bonus Plan
           (incorporated by reference to Exhibit 10.1 of our Annual
           Report on Form 10-K for the fiscal year ended December 31,
           2001).
10.2       Household International, Inc. Corporate Executive Bonus Plan
           (incorporated by reference to Exhibit 10.2 of our Annual
           Report on Form 10-K for the fiscal year ended December 31,
           2001).
10.3       Household International, Inc. Long-Term Executive Incentive
           Compensation Plan, as amended.
10.4       Forms of stock option and restricted stock rights agreements under the Household International, Inc. Long-Term Executive
           Incentive Compensation Plan (incorporated by Reference to
           Exhibit 10.4 of our Annual Report on Form 10-K for the
           fiscal year ended December 31, 1995).
10.5       Household International, Inc. 1996 Long-Term Executive
           Incentive Compensation Plan, as amended.
10.6       Forms of stock option and restricted stock rights agreements under the Household International, Inc. 1996 Long-Term
           Executive Incentive Compensation Plan.
10.7       Household International, Inc. Deferred Fee Plan for
           Directors (incorporated by reference to Exhibit 10.7 of our
           Annual Report Form 10-K for the fiscal year ended December
           31, 1999).
10.8       Household International, Inc. Deferred Phantom Stock Plan
           for Directors (incorporated by reference to Exhibit 10.8 of our Annual Report Form 10-K for the fiscal year ended year ended December 31, 1999).
10.9       Household International, Inc. Non-Qualified Deferred
           Compensation Plan for Executives, as Amended (incorporated by reference to Exhibit 10.9 of our Annual Report on Form
           10-K for the fiscal year ended December 31, 1998).

10.10      Household International, Inc. Non-Qualified Deferred
           Compensation Plan for Stock Option Exercises (incorporated by reference to Exhibit 10.10 of our Annual Report on Form
           10-K for the fiscal year ended December 31, 2001).
10.11      Household International, Inc. Non-Qualified Deferred
           Compensation Plan for Restricted Stock Rights, as amended.
10.12(a)   Executive Employment Agreement, dated March 1, 2002, between
           Household International, Inc. and W.F. Aldinger.
10.12(b)   Executive Employment Agreement, dated November 14, 2002,
           between Household International, Inc. and W.F. Aldinger.
10.13(a)   Executive Employment Agreement, dated March 1, 2002, between
           Household International, Inc. and D.A. Schoenholz.
10.13(b)   Executive Employment Agreement, dated November 14, 2002,
           between Household International, Inc. and D.A. Schoenholz.
10.14(a)   Executive Employment Agreement, dated March 1, 2002, between
           Household International, Inc. and S.N. Mehta.
10.14(b)   Executive Employment Agreement, dated November 14, 2002,
           between Household International, Inc. and S.N. Mehta.
10.15(a)   Executive Employment Agreement, dated March 1, 2002, between
           Household International, Inc. and K.M. Harvey.
10.15(b)   Executive Employment Agreement, dated November 14, 2002,
           between Household International, Inc. and K.M. Harvey.
10.16(a)   Executive Employment Protection Agreement, dated March 1,
           2002, between Household International, Inc. and S.L.
           Derickson.
10.16(b)   Executive Employment Agreement, dated November 14, 2002,
           between Household International, Inc. and S.L. Derickson.
10.17      Amended and Restated Supplemental Executive Retirement Plan
           for W.F. Aldinger (incorporated by reference to Exhibit
           10.16 of our Form 10-K for the fiscal year ended December
           31, 2000).
10.18      Beneficial Corporation 1990 Non-qualified Stock Option Plan
           (incorporated by reference to Exhibit 4.4 of Beneficial
           Corporation's Form S-8 filed on April 23, 1996, File No.
           333-02737).
10.19      Amendment to Beneficial Corporation 1990 Non-qualified Stock
           Option Plan (incorporated by reference to Exhibit 4.2 of
           Beneficial Corporation's Form S-8 filed July 1, 1998, File
           No. 333-58291).
11         Statement of Computation of Earnings per Share.
12         Statement of Computation of Ratio of Earnings to Fixed
           Charges and to Combined Fixed Charges and Preferred Stock
           Dividends.
21         List of our subsidiaries.
23         Consent of KPMG LLP, Certified Public Accountants.
24         Power of Attorney (included on page 139 of this Form 10-K).
99.1       Ratings of Household International, Inc. and its significant subsidiaries.
99.2       Certification of Chief Executive Officer.
99.3       Certification of Principal Financial Officer.

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

     (d) Schedules.

         I -- Condensed Financial Information of Registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Household International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 24th day of March, 2003.

                                          HOUSEHOLD INTERNATIONAL, INC.

                                          By:       /s/ W.F. ALDINGER
                                            ------------------------------------
                                            W.F. Aldinger
                                            Chairman and Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Household International, Inc. and in the capacities indicated on the 24th day of March, 2003.

          SIGNATURE                                  TITLE
          ---------                                  -----



      /s/ W. F. ALDINGER            Chairman and Chief Executive Officer and
------------------------------      Director (as principal executive officer)
       (W. F. Aldinger)




      /s/ R. J. DARNALL                             Director
------------------------------
       (R. J. Darnall)




        /s/ A. DISNEY                               Director
------------------------------
         (A. Disney)




       /s/ G. G. DILLON                             Director
------------------------------
        (G. G. Dillon)




     /s/ J. A. EDWARDSON                            Director
------------------------------
      (J. A. Edwardson)




      /s/ J. D. FISHBURN                            Director
------------------------------
       (J. D. Fishburn)




                                                    Director
------------------------------
    (C. F. Freidheim, Jr.)

          SIGNATURE                                  TITLE
          ---------                                  -----





    /s/ J. H. GILLIAM, JR.                          Director
------------------------------
     (J. H. Gilliam, Jr.)




        /s/ L. E. LEVY                              Director
------------------------------
         (L. E. Levy)




       /s/ G. A. LORCH                              Director
------------------------------
        (G. A. Lorch)




      /s/ J. D. NICHOLS                             Director
------------------------------
       (J. D. Nichols)




      /s/ J. B. PITBLADO                            Director
------------------------------
       (J. B. Pitblado)




       /s/ L. M. RENDA                              Director
------------------------------
        (L. M. Renda)




      /s/ S. J. STEWART                             Director
------------------------------
       (S. J. Stewart)




     /s/ D. A. SCHOENHOLZ          President and Chief Operating Officer (as
------------------------------             principal financial officer)
      (D. A. Schoenholz)




      /s/ S. L. MCDONALD                   Senior Vice President and
------------------------------              Chief Accounting Officer
       (S. L. McDonald)

                                 CERTIFICATIONS

I, William F. Aldinger, certify that:

     1. I have reviewed this annual report on Form 10-K of Household International, Inc.;

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

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                                /s/ WILLIAM F. ALDINGER
                                          --------------------------------------
                                                   William F. Aldinger
                                           Chairman and Chief Executive Officer

Date: March 24, 2003

                                 CERTIFICATIONS

I, David A. Schoenholz, certify that:

     1. I have reviewed this annual report on Form 10-K of Household International, Inc.;

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

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                                 /s/ D. A. SCHOENHOLZ
                                          --------------------------------------
                                                   David A. Schoenholz
                                          President and Chief Operating Officer
                                             (as principal financial officer)

Date: March 24, 2003

                                 EXHIBIT INDEX

 3(i)      Restated Certificate of Incorporation of Household
           International, Inc. as amended.
 3(ii)     Bylaws of Household International, Inc. as amended.
 4(a)      Rights Agreement dated as of July 9, 1996, between Household
           International, Inc. and Harris Trust and Savings Bank, as
           Rights Agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated July 9, 1996).
 4(b)      Amendment No. 1 to Rights Agreement dated as of November 13,
           2002, between Household International, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated
           November 13, 2002).
 4(c)      Standard Multiple-Series Indenture Provisions for Senior
           Debt Securities of Household Finance Corporation dated as of
           June 1, 1992 (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of Household Finance
           Corporation, No. 33-48854).
 4(d)      Indenture dated as of December 1, 1993 for Senior Debt
           Securities between Household Finance Corporation and The
           Chase Manhattan Bank (National Association), as Trustee
           (incorporated by reference to Exhibit 4(b) to the
           Registration Statement on Form S-3 of Household Finance
           Corporation, No. 33-55561 filed on September 20, 1994).
 4(d)      The principal amount of debt outstanding under each other
           instrument defining the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10
           percent of our total assets. Household agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our
           long-term senior and senior subordinated debt.
10.1       Household International, Inc. 1998 Key Executive Bonus Plan
           (incorporated by reference to Exhibit 10.1 of our Annual
           Report on Form 10-K for the fiscal year ended December 31,
           2001).
10.2       Household International, Inc. Corporate Executive Bonus Plan
           (incorporated by reference to Exhibit 10.2 of our Annual
           Report on Form 10-K for the fiscal year ended December 31,
           2001).
10.3       Household International, Inc. Long-Term Executive Incentive
           Compensation Plan, as amended.
10.4       Forms of stock option and restricted stock rights agreements under the Household International, Inc. Long-Term Executive
           Incentive Compensation Plan (incorporated by Reference to
           Exhibit 10.4 of our Annual Report on Form 10-K for the
           fiscal year ended December 31, 1995).
10.5       Household International, Inc. 1996 Long-Term Executive
           Incentive Compensation Plan, as amended.
10.6       Forms of stock option and restricted stock rights agreements under the Household International, Inc. 1996 Long-Term
           Executive Incentive Compensation Plan.
10.7       Household International, Inc. Deferred Fee Plan for
           Directors (incorporated by reference to Exhibit 10.7 of our
           Annual Report Form 10-K for the fiscal year ended December
           31, 1999).
10.8       Household International, Inc. Deferred Phantom Stock Plan
           for Directors (incorporated by reference to Exhibit 10.8 of our Annual Report Form 10-K for the fiscal year ended year ended December 31, 1999).
10.9       Household International, Inc. Non-Qualified Deferred
           Compensation Plan for Executives, as Amended (incorporated by reference to Exhibit 10.9 of our Annual Report on Form
           10-K for the fiscal year ended December 31, 1998).
10.10      Household International, Inc. Non-Qualified Deferred
           Compensation Plan for Stock Option Exercises (incorporated by reference to Exhibit 10.10 of our Annual Report on Form
           10-K for the fiscal year ended December 31, 2001).
10.11      Household International, Inc. Non-Qualified Deferred
           Compensation Plan for Restricted Stock Rights, as amended.
10.12(a)   Executive Employment Agreement, dated March 1, 2002, between
           Household International, Inc. and W.F. Aldinger.

10.12(b)   Executive Employment Agreement, dated November 14, 2002,
           between Household International, Inc. and W.F. Aldinger.
10.13(a)   Executive Employment Agreement, dated March 1, 2002, between
           Household International, Inc. and D.A. Schoenholz.
10.13(b)   Executive Employment Agreement, dated November 14, 2002,
           between Household International, Inc. and D.A. Schoenholz.
10.14(a)   Executive Employment Agreement, dated March 1, 2002, between
           Household International, Inc. and S.N. Mehta.
10.14(b)   Executive Employment Agreement, dated November 14, 2002,
           between Household International, Inc. and S.N. Mehta.
10.15(a)   Executive Employment Agreement, dated March 1, 2002, between
           Household International, Inc. and K.M. Harvey.
10.15(b)   Executive Employment Agreement, dated November 14, 2002,
           between Household International, Inc. and K.M. Harvey.
10.16(a)   Executive Employment Protection Agreement, dated March 1,
           2002, between Household International, Inc. and S.L.
           Derickson.
10.16(b)   Executive Employment Agreement, dated November 14, 2002,
           between Household International, Inc. and S.L. Derickson.
10.17      Amended and Restated Supplemental Executive Retirement Plan
           for W.F. Aldinger (incorporated by reference to Exhibit
           10.16 of our Form 10-K for the fiscal year ended December
           31, 2000).
10.18      Beneficial Corporation 1990 Non-qualified Stock Option Plan
           (incorporated by reference to Exhibit 4.4 of Beneficial
           Corporation's Form S-8 filed on April 23, 1996, File No.
           333-02737).
10.19      Amendment to Beneficial Corporation 1990 Non-qualified Stock
           Option Plan (incorporated by reference to Exhibit 4.2 of
           Beneficial Corporation's Form S-8 filed July 1, 1998, File
           No. 333-58291).
11         Statement of Computation of Earnings per Share.
12         Statement of Computation of Ratio of Earnings to Fixed
           Charges and to Combined Fixed Charges and Preferred Stock
           Dividends.
21         List of our subsidiaries.
23         Consent of KPMG LLP, Certified Public Accountants.
24         Power of Attorney (included on page 139 of this Form 10-K).
99.1       Ratings of Household International, Inc. and its significant subsidiaries.
99.2       Certification of Chief Executive Officer.
99.3       Certification of Principal Financial Officer.

           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION

To the Board of Directors of Household International, Inc.:

     We have audited and reported separately herein on the consolidated financial statements of Household International, Inc. and subsidiaries as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002.

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

                                          /s/ KPMG LLP
                                          --------------------------------------
                                          KPMG LLP

Chicago, Illinois
March 24, 2003

                                                                      SCHEDULE I

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Equity in earnings of subsidiaries..........................  $1,723.6   $2,002.1   $1,688.2
Other income................................................       7.3       37.7       34.6
                                                              --------   --------   --------
Total income................................................   1,730.9    2,039.8    1,722.8
                                                              --------   --------   --------
Expenses:
  Administrative............................................     221.0      181.7       89.1
  Interest..................................................     120.4      106.7       61.3
                                                              --------   --------   --------
Total expenses..............................................     341.4      288.4      150.4
                                                              --------   --------   --------
Income before income tax benefit............................   1,389.5    1,751.4    1,572.4
Income tax benefit..........................................     168.3       96.2       58.2
                                                              --------   --------   --------
Net income..................................................  $1,557.8   $1,847.6   $1,630.6
                                                              ========   ========   ========
Total comprehensive income..................................  $1,595.3   $1,329.9   $1,672.8
                                                              ========   ========   ========

            See accompanying note to condensed financial statements.

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                  (IN MILLIONS)
ASSETS
  Cash......................................................  $      .4   $     1.6
  Investments in and advances to subsidiaries...............   11,300.1    10,317.4
  Other assets..............................................      656.3       505.8
                                                              ---------   ---------
Total assets................................................  $11,956.8   $10,824.8
                                                              =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Senior debt (with original maturities over one year)......  $   123.8   $ 1,179.2
  Other liabilities.........................................      441.9       371.9
                                                              ---------   ---------
  Total liabilities.........................................      565.7     1,551.1
  Company obligated mandatorily redeemable preferred
     securities of subsidiary trusts*.......................      975.0       975.0
  Preferred stock...........................................    1,193.2       455.8
  Common shareholders' equity...............................    9,222.9     7,842.9
                                                              ---------   ---------
Total liabilities and shareholders' equity..................  $11,956.8   $10,824.8
                                                              =========   =========

---------------

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

                         HOUSEHOLD INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                        (IN MILLIONS)
CASH USED IN OPERATIONS
Net income..................................................  $ 1,557.8   $ 1,847.6   $ 1,630.6
Adjustments to reconcile net income to net cash used in
  operations:
  Equity in earnings of subsidiaries........................   (1,723.6)   (2,002.1)   (1,688.2)
  Other operating activities................................       63.6       107.7         (.1)
                                                              ---------   ---------   ---------
Cash used in operations.....................................     (102.2)      (46.8)      (57.7)
                                                              ---------   ---------   ---------
INVESTMENT IN OPERATIONS
Dividends from subsidiaries.................................    1,251.0       673.3       648.0
Investment in and advances to subsidiaries, net.............     (531.1)     (686.1)     (282.5)
Other investing activities..................................      (17.0)      (11.8)        (.8)
                                                              ---------   ---------   ---------
Cash provided by (used in) investment operations............      702.9       (24.6)      364.7
                                                              ---------   ---------   ---------
FINANCING AND CAPITAL TRANSACTIONS
Net change in commercial paper..............................         --      (292.3)     (105.4)
Retirement of senior debt...................................   (1,085.6)      (10.0)         --
Issuance of senior debt.....................................         --       985.0          --
Shareholders' dividends.....................................     (509.7)     (406.6)     (358.9)
Issuance of company obligated mandatorily redeemable
  preferred securities of subsidiary trusts.................         --       400.0       300.0
Redemption of company obligated mandatorily redeemable
  preferred securities of subsidiary trusts.................         --      (100.0)         --
Issuance of preferred stock.................................      726.4       291.4          --
Purchase of treasury stock..................................     (279.6)     (916.3)     (209.3)
Common stock offering.......................................      399.8          --          --
Issuance of common stock....................................      146.8       121.8        64.4
                                                              ---------   ---------   ---------
Cash increase (decrease) from financing and capital
  transactions..............................................     (601.9)       73.0      (309.2)
                                                              ---------   ---------   ---------
Increase (decrease) in cash.................................       (1.2)        1.6        (2.2)
Cash at January 1...........................................        1.6          --         2.2
                                                              ---------   ---------   ---------
CASH AT DECEMBER 31.........................................  $      .4   $     1.6   $      --
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

     Acquisition of Household International On November 14, 2002, Household International, Inc. and HSBC Holdings plc ("HSBC"), announced that they had entered into a definitive merger agreement under which Household International, Inc. will be merged into a wholly owned subsidiary of HSBC, subject to the terms and conditions of the merger agreement. Completion of the merger is subject to regulatory approvals, the approval of the stockholders of both Household International, Inc. and HSBC and other customary conditions.

     Common Stock Offering In October 2002, we issued 18.7 million shares of our common stock for $400 million.

     Adjustable Conversion-Rate Equity Security Units In October 2002, we issued 8.875 percent Adjustable Conversion-Rate Equity Security Units. The Adjustable Conversion-Rate Equity Security Units each consisted of a contract to purchase, for $25, a share of our common stock on February 15, 2006 and a senior unsecured note of Household Finance Corporation, a wholly owned subsidiary of Household International, Inc., with a principal amount of $25. The stock purchase contracts require holders to purchase between 21.1 million and 25.3 million shares of our common stock representing between .9735 and 1.1682 shares per unit based upon the applicable market value of one share of our common stock, as defined, on February 15, 2006.

     Zero-Coupon Convertible Debt Securities In July 2002, substantially all of the holders of our $1.2 billion zero-coupon convertible debt securities exercised their put options requiring us to repurchase their outstanding securities. The securities were issued in August 2001, were due 2021 and had a one-percent yield to maturity.

     Forward Purchase Agreements At December 31, 2002, we had agreements to purchase, on a forward basis, approximately 4.9 million shares of our common stock at a weighted-average forward price of $53.05 per share. The agreements expire at various dates through August 2003. These agreements may be settled physically or on a net basis in shares of our common stock or in cash, depending on the terms of the various agreements, at our option.

     Guarantees We have guaranteed payment of certain debt obligations (excluding certain deposits) of Household International (U.K.) Limited ("HIUK"). The amount of guaranteed debt outstanding at HIUK was approximately $2.2 billion at December 31, 2002. We have also guaranteed certain Canadian bank financings; none of which were drawn at December 31, 2002.