Form 10-Q
period 2003-03-31
HOUSEHOLD INTERNATIONAL INC
filed 2003-05-15
CIK 354964

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------    --------------

                          Commission file number 1-8198

                          HOUSEHOLD INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                       86-1052062
(State of Incorporation)                  (I.R.S. Employer Identification No.)

               2700 Sanders Road, Prospect Heights, Illinois 60070 (Address of principal executive offices) (Zip Code)

                                 (847) 564-5000
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

At April 30, 2003, there were 50 shares of the registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                 HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

                                Table of Contents

                                                                                      Page
                                                                                      ----
PART I.        Financial Information

   Item 1.     Financial Statements

               Condensed Consolidated Statements of Income (Unaudited) ............     2

               Condensed Consolidated Balance Sheets -
               March 31, 2003 (Unaudited) and December 31, 2002....................     3

               Condensed Consolidated Statements of Cash Flows (Unaudited) ........     4

               Notes to Interim Condensed Consolidated Financial
               Statements (Unaudited)..............................................     5

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......................    15

   Item 4.     Controls and Procedures.............................................    27

PART II.       Other Information

   Item 6.     Exhibits and Reports on Form 8-K....................................    28

Signature .........................................................................    30

Certification of Chief Executive Officer ..........................................    31

Certification of Principal Financial Officer ......................................    32

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

--------------------------------------------------------------------------------------------------------
                                                           March 29         January 1      Three months
                                                            through          through           ended
(In millions)                                           March 31, 2003   March 28, 2003   March 31, 2002
--------------------------------------------------------------------------------------------------------
                                                          (Successor)     (Predecessor)    (Predecessor)
                                                            (Note 2)         (Note 2)        (Note 2)
Finance and other interest income                            $74.5          $2,470.5         $2,535.7
Interest expense                                              14.6             897.4            938.8
--------------------------------------------------------------------------------------------------------
   Net interest margin                                        59.9           1,573.1          1,596.9
Provision for credit losses on owned receivables              33.5             976.1            923.0
--------------------------------------------------------------------------------------------------------

Net interest margin after provision for credit losses         26.4             597.0            673.9
--------------------------------------------------------------------------------------------------------
Securitization revenue                                         8.5             432.6            518.3
Insurance revenue                                              5.7             171.6            170.1
Investment income                                              1.3              80.0             46.2
Fee income                                                     8.8             288.3            216.5
Other income                                                   5.1             238.7            188.0
--------------------------------------------------------------------------------------------------------
   Total other revenues                                       29.4           1,211.2          1,139.1
--------------------------------------------------------------------------------------------------------
Salaries and fringe benefits                                  17.3             491.3            445.3
Sales incentives                                               1.4              37.7             54.1
Occupancy and equipment expense                                3.5              97.7             92.2
Other marketing expenses                                       4.7             138.8            140.4
Other servicing and administrative expenses                    9.2             313.7            231.7
Amortization of acquired intangibles                           2.0              12.3             19.8
HSBC acquisition related costs incurred by Household            --             198.2               --
Policyholders' benefits                                        3.0              91.0             84.0
--------------------------------------------------------------------------------------------------------
   Total costs and expenses                                   41.1           1,380.7          1,067.5
--------------------------------------------------------------------------------------------------------
Income before income taxes                                    14.7             427.5            745.5
Income taxes                                                   5.0             181.8            254.5
--------------------------------------------------------------------------------------------------------
Net income                                                   $ 9.7          $  245.7         $  491.0
========================================================================================================

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------
                                                                          March 31,     December 31,
(In millions, except share data)                                             2003           2002
----------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
                                                                         (Successor)   (Predecessor)
                                                                           (Note 2)       (Note 2)
ASSETS
Cash                                                                     $    503.2      $   797.7
Investment securities                                                       7,081.2        7,584.0
Receivables, net                                                           84,327.7       82,050.5
Acquired intangibles, net                                                   1,880.0          386.4
Goodwill                                                                    7,036.0        1,122.1
Properties and equipment, net                                                 521.1          535.1
Real estate owned                                                             444.9          427.1
Derivative financial assets                                                 2,523.3        1,863.5
Other assets                                                                3,098.4        3,094.2
----------------------------------------------------------------------------------------------------
Total assets                                                             $107,415.8      $97,860.6
====================================================================================================

LIABILITIES AND SHAREHOLDER'S (S') EQUITY
Debt:
   Deposits                                                              $    894.6      $   821.2
   Commercial paper, bank and other borrowings                              5,658.9        6,128.3
   Senior and senior subordinated debt (with original
      maturities over one year)                                            78,104.7       74,776.2
----------------------------------------------------------------------------------------------------
   Total debt                                                              84,658.2       81,725.7
Insurance policy and claim reserves                                         1,350.7        1,047.6
Derivative related liabilities                                              1,489.3        1,183.9
Other liabilities                                                           3,173.5        2,512.3
----------------------------------------------------------------------------------------------------
   Total liabilities                                                       90,671.7       86,469.5
----------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
   securities of subsidiary trusts*                                         1,021.9          975.0
Preferred stock                                                             1,100.0        1,193.2
Common shareholder's (s') equity:
   Common stock, $0.01 and $1.00 par value, 100 and 750,000,000 shares authorized, 50 and 551,811,025 shares issued at March 31,
      2003 and December 31, 2002, respectively                                   --          551.8
   Additional paid-in capital                                              14,658.5        1,911.3
   Retained earnings                                                            9.7        9,885.6
   Accumulated other comprehensive income (loss)                              (46.0)        (694.9)
   Less common stock in treasury, 0 and 77,197,686
      shares at March 31, 2003 and December 31, 2002,
      respectively, at cost                                                      --       (2,430.9)
----------------------------------------------------------------------------------------------------
   Total common shareholder's (s') equity                                  14,622.2        9,222.9
----------------------------------------------------------------------------------------------------
Total liabilities and shareholder's (s') equity                          $107,415.8      $97,860.6
====================================================================================================

* As described in note 8 to the condensed consolidated financial statements, the sole assets of the trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in November 2001, January 2001, June 2000, March 1998 and June 1995, bearing interest at 7.50, 8.25, 10.00, 7.25 and 8.25 percent, respectively, and due November 2031, January 2031, June 2030, December 2037 and June 2025, respectively.

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------------------------------------
                                                          March 29       January 1     Three months
                                                           through        through          ended
                                                          March 31,      March 28,       March 31,
(In millions)                                               2003           2003            2002
----------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS                              (Successor)   (Predecessor)   (Predecessor)
                                                          (Note 2)       (Note 2)        (Note 2)
Net income                                                 $   9.7       $   245.7       $   491.0
Adjustments to reconcile net income to cash
   provided by operations:
   Provision for credit losses on owned receivables           33.5           976.1           923.0
   Insurance policy and claim reserves                         3.0            47.2           115.8
   Depreciation and amortization                               4.2            53.5            63.0
   Interest-only strip receivables, net change                 5.1            36.4           (29.0)
   Other, net                                                (95.0)          106.0           424.3
----------------------------------------------------------------------------------------------------
Cash (used in) provided by operations                        (39.5)        1,464.9         1,988.1
----------------------------------------------------------------------------------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
   Purchased                                                    --        (1,046.7)         (428.7)
   Matured                                                     8.0           584.2           147.2
   Sold                                                         --           768.4           190.3
Short-term investment securities, net change                 546.5          (375.0)       (1,375.5)
Receivables:
   Originations, net                                        (382.0)       (8,302.3)       (9,850.2)
   Purchases and related premiums                           (116.8)         (129.0)         (184.9)
   Initial and fill-up securitizations                      (154.2)        7,300.1         8,674.1
   Whole loan sales                                             --            40.7           882.3
Properties and equipment purchased                              --           (21.6)          (57.9)
Properties and equipment sold                                   --             0.1             1.5
----------------------------------------------------------------------------------------------------
Cash decrease from investments in operations                 (98.5)       (1,181.1)       (2,001.8)
----------------------------------------------------------------------------------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change               17.0          (513.5)       (4,260.8)
Time certificates, net change                                   --           150.3          (367.2)
Senior and senior subordinated debt issued                      --         4,360.9         7,190.0
Senior and senior subordinated debt retired                  (53.6)       (4,029.8)       (2,863.4)
Policyholders' benefits paid                                  (1.2)          (35.6)          (28.2)
Cash received from policyholders                               2.6            33.1            16.9
Shareholders' dividends                                       (1.8)         (141.4)         (108.9)
Purchase of treasury stock                                      --          (164.1)         (100.0)
Issuance of common stock                                        --            62.2            32.0
Redemption of preferred stock                                   --          (114.4)             --
Issuance of preferred stock                                     --              --          387.4
----------------------------------------------------------------------------------------------------
Cash decrease from financing and capital transactions        (37.0)         (392.3)         (102.2)
----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                        4.2           (15.2)            8.6
----------------------------------------------------------------------------------------------------
Decrease in cash                                            (170.8)         (123.7)         (107.3)
Cash at beginning of period                                  674.0           797.7           543.6
----------------------------------------------------------------------------------------------------
Cash at end of period                                      $ 503.2       $   674.0       $   436.3
====================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                              $  70.8       $   897.2       $   845.5
Income taxes paid                                               --            39.6            23.6
----------------------------------------------------------------------------------------------------
SUPPLEMENTAL NON-CASH FINANCING AND CAPITAL ACTIVITIES
Push-down of purchase price by Parent (Note 2)             $    --       $14,658.5       $      --
Exchange of cumulative preferred stock for cumulative
   preferred stock issued to Parent                             --         1,100.0              --
----------------------------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

Household International, Inc. and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household International, Inc. ("Household") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Household and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

The chief executive officer and principal financial officer of Household have certified that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Household. These certifications are included as Exhibits 99.2 and
99.3 to this Form 10-Q. The chief executive officer and principal financial officer of Household have also provided certifications as to the effectiveness of our disclosure controls and procedures which are included on pages 31 and 32.

2.   MERGER WITH HSBC

On March 28, 2003, HSBC Holdings plc ("HSBC") completed its acquisition of Household by way of merger with H2 Acquisition Corporation ("H2"), a wholly-owned subsidiary of HSBC, acquiring 100% of the voting equity interest of Household in a purchase business combination. HSBC believes that the merger offers significant opportunities to extend its business model into countries and territories currently served by HSBC and broadens the product range available to the enlarged customer base. Subsequent to the merger, H2 was renamed "Household International, Inc." Under the terms of the merger agreement, each share of our approximately 476.0 million outstanding common shares at the time of merger was converted into the right to receive, at the holder's election, either 2.675 ordinary shares of HSBC, of nominal value $0.50 each ("HSBC Ordinary Shares"), or 0.535 American depositary shares, each representing an interest in five HSBC Ordinary Shares. Additionally, each of Household's depositary shares representing, respectively, one-fortieth of a share of 8-1/4% cumulative preferred stock, Series 1992-A, one-fortieth of a share of 7.50% cumulative preferred stock, Series 2001-A, one-fortieth of a share of 7.60% cumulative preferred stock, Series 2002-A and one-fortieth of a share of 7-5/8% cumulative preferred stock, Series 2002-B was converted into the right to receive $25 in cash per depositary share, plus accrued and unpaid dividends up to but not including the effective date of the merger which was an aggregate amount of approximately $1.1 billion. In consideration of HSBC transfering sufficient funds to make the payments described above with respect to Household's depositary shares, we issued a new series of 6.5% cumulative preferred stock in the amount of $1.1 billion to HSBC on March 28, 2003. The preferred stock is redeemable by Household at any time after March 31, 2008.

Also on March 28, 2003, we called for redemption all the issued and outstanding shares of our 5% Cumulative Preferred Stock, $4.50 Cumulative Preferred Stock and $4.30 Cumulative Preferred Stock totaling $114.4 million. Pursuant to the terms of these issues of preferred stock, we paid a redemption price of $50.00 per share of 5% Cumulative Preferred Stock, $103.00 per share of $4.50 Cumulative Preferred Stock and $100.00 per share of $4.30 Cumulative Preferred Stock, plus, in each case, all dividends accrued and unpaid, whether or not earned or declared, to the redemption date. Additionally, on March 28, 2003, we declared a dividend of $0.8694 per share on Household Common Stock, payable on May 6, 2003 to its holders of record on March 28, 2003.

In conjunction with HSBC's acquisition of Household, we incurred acquisition related costs of $198.2 million. Consistent with the guidelines for accounting for business combinations, these costs were expensed in our income statement on March 28, 2003. These costs were comprised of the following:

(In millions)
--------------------------------------------------------------------------------
Payments to executives under existing employment agreements               $ 97.0
Investment banking, legal and other costs                                  101.2
--------------------------------------------------------------------------------
Total                                                                     $198.2
--------------------------------------------------------------------------------

In accordance with the guidelines for accounting for business combinations, the purchase price paid by HSBC plus related purchase accounting adjustments have been "pushed-down" and recorded in our financial statements for the period subsequent to March 28, 2003. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the "successor" period beginning March 29, 2003. Information for all "predecessor" periods prior to the merger are presented using our historical basis of accounting. Results for the eighty-seven day period ended March 28, 2003 and the three-day period ended March 31, 2003 should not be considered indicative of the results for any future quarters or the year ending December 31, 2003.

The purchase price paid by HSBC plus related purchase accounting adjustments was valued at approximately $14.7 billion and is presented as "Additional paid-in capital" in the accompanying condensed consolidated balance sheet. The $14.7 billion purchase price consisted of the following:

(In millions)
--------------------------------------------------------------------------------
Value of HSBC ordinary shares issued                                   $14,365.7
Fair value of outstanding Household stock
   options, net of unearned compensation                                   111.9
Fair value of outstanding Household restricted
   stock rights, net of unearned compensation                                1.9
Fair value of equity portion of adjustable
   conversion-rate equity security units                                    21.0
Acquisition costs incurred by HSBC                                         158.0
--------------------------------------------------------------------------------
Total purchase price                                                   $14,658.5
================================================================================

As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. These fair value adjustments resulted in approximately $7.0 billion of goodwill and $1.9 billion of acquired intangibles being recorded (representing $5.9 billion of incremental goodwill and $1.5 billion of incremental acquired intangibles). Additionally, fair value adjustments of approximately $1.2 billion were made to increase assets and approximately $3.0 billion to increase liabilities to fair value.

Due to the recent timing of the acquisition, these fair value adjustments represent preliminary estimates and are subject to further adjustment as additional information, appraisals, or other valuation data are obtained. Goodwill has not yet been allocated to our operating units. None of the goodwill is expected to be deductible for tax purposes.

Approximately $1.9 billion of acquired intangibles were recorded as part of the allocation of the purchase price. Total acquired intangibles resulting from the merger were comprised of the following:

(In millions)
--------------------------------------------------------------------------------
Trademarks, customer lists, and technology                              $  200.0
Retail services merchant relationships                                     235.2
Purchased credit card relationships                                      1,446.8
--------------------------------------------------------------------------------
Total acquired intangibles                                              $1,882.0
================================================================================

The trademarks are not subject to amortization. The remaining acquired intangibles are being amortized on a straight-line basis over their estimated useful lives. These useful lives range from 5 years for technology, customer lists and the retail services merchant relationships to approximately 9 years for certain purchased credit card relationships.

3.   INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:

                                                           March 31,            December 31,
                                                             2003                   2002
------------------------------------------------------------------------------------------------
                                                     Amortized     Fair     Amortized     Fair
(In millions)                                          Cost        Value      Cost        Value
------------------------------------------------------------------------------------------------
Corporate debt securities                             $2,092.5   $2,084.2    $2,032.8   $2,110.0
Money market funds                                     1,409.6    1,409.6     2,177.2    2,177.2
Certificates of deposit                                  156.6      156.6       167.7      173.0
U.S. government and federal agency debt securities     2,122.0    2,120.7     1,804.4    1,820.8
Marketable equity securities                              18.7       19.1        28.6       19.8
Non-government mortgage backed securities                641.3      641.3       660.5      669.0
Other                                                    565.5      564.9       523.8      536.3
------------------------------------------------------------------------------------------------
Subtotal                                               7,006.2    6,996.4     7,395.0    7,506.1
Accrued investment income                                 84.8       84.8        77.9       77.9
------------------------------------------------------------------------------------------------
Total available-for-sale investments                  $7,091.0   $7,081.2    $7,472.9   $7,584.0
================================================================================================

4.   RECEIVABLES

Receivables consisted of the following:

                                                          March 31,   December 31,
(In millions)                                               2003          2002
----------------------------------------------------------------------------------
Real estate secured                                      $ 47,256.6    $ 45,818.5
Auto finance                                                2,156.2       2,023.8
MasterCard/(1)/ Visa/(1)/                                   8,452.5       8,946.5
Private label                                              11,189.4      11,339.6
Personal non-credit card                                   13,927.0      13,970.9
Commercial and other                                          456.7         463.0
----------------------------------------------------------------------------------
Total owned receivables                                    83,438.4      82,562.3
Purchase accounting fair value adjustments                  1,773.8            --
Accrued finance charges                                     1,503.5       1,537.6
Credit loss reserve for owned receivables                  (3,483.1)     (3,332.6)
Unearned credit insurance premiums and claims reserves       (847.2)       (799.0)
Interest-only strip receivables                             1,109.4       1,147.8
Amounts due and deferred from receivable sales                832.9         934.4
----------------------------------------------------------------------------------
Total owned receivables, net                               84,327.7      82,050.5
Receivables serviced with limited recourse                 24,255.7      24,933.5
----------------------------------------------------------------------------------
Total managed receivables, net                           $108,583.4    $106,984.0
==================================================================================

/(1)/ MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

Purchase accounting fair value adjustments represent preliminary adjustments which have been "pushed down" to record our receivables at fair value at the acquisition date and are subject to change.

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,776.2 million at March 31, 2003 and $1,759.5 million at December 31, 2002. Interest-only strip receivables also included fair value mark-to-market adjustments of $0 at March 31, 2003 and an increase of $389.2 million at December 31, 2002.

Receivables serviced with limited recourse consisted of the following:

                                                              March 31,   December 31,
(In millions)                                                    2003         2002
--------------------------------------------------------------------------------------
Real estate secured                                           $   339.2     $   456.2
Auto finance                                                    5,226.8       5,418.6
MasterCard/Visa                                                 9,941.8      10,006.1
Private label                                                   3,577.1       3,577.1
Personal non-credit card                                        5,170.8       5,475.5
--------------------------------------------------------------------------------------
Total                                                         $24,255.7     $24,933.5
======================================================================================

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

                                                              March 31,   December 31,
(In millions)                                                   2003          2002
--------------------------------------------------------------------------------------
Real estate secured                                          $ 47,595.8    $ 46,274.7
Auto finance                                                    7,383.0       7,442.4
MasterCard/Visa                                                18,394.3      18,952.6
Private label                                                  14,766.5      14,916.7
Personal non-credit card                                       19,097.8      19,446.4
Commercial and other                                              456.7         463.0
--------------------------------------------------------------------------------------
Total                                                        $107,694.1    $107,495.8
======================================================================================

5.   CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three months ended March 31 was as follows:

                                                                 March 31,   March 31,
(In millions)                                                       2003        2002
--------------------------------------------------------------------------------------
Owned receivables:
   Credit loss reserves at beginning of period                   $3,332.6    $2,663.1
   Provision for credit losses                                    1,009.6       923.0
   Charge-offs                                                     (934.3)     (778.6)
   Recoveries                                                        60.4        59.9
   Other, net                                                        14.8         9.2
--------------------------------------------------------------------------------------
   Credit loss reserves for owned receivables at March 31         3,483.1     2,876.6
--------------------------------------------------------------------------------------
Receivables serviced with limited recourse:
   Credit loss reserves at beginning of period                    1,759.5     1,148.3
   Provision for credit losses                                      407.3       439.3
   Charge-offs                                                     (418.5)     (335.9)
   Recoveries                                                        20.1        23.1
   Other, net                                                         7.8        (4.9)
--------------------------------------------------------------------------------------
   Credit loss reserves for receivables serviced with
      limited recourse at March 31                                1,776.2     1,269.9
--------------------------------------------------------------------------------------
Total credit loss reserves for managed receivables at March 31   $5,259.3    $4,146.5
======================================================================================

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables based on delinquency and restructure status and past loss experience. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, credit counseling accommodation, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan. Approximately two-thirds of all restructured receivables are secured products which may have less loss severity exposure because of the underlying collateral. In addition, loss reserves on consumer receivables reflect our assessment of portfolio risk factors which may not be fully reflected in the statistical calculation which uses roll rates and migration analysis. Roll rates and migration analysis are techniques used to estimate the likelihood that a loan will progress through the various delinquency buckets and ultimately charge off. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions and current levels of charge-offs and delinquencies.

HSBC intends, subject to receipt of regulatory and other approvals, to hold our domestic private label credit card receivables within HSBC's U.S. banking subsidiary. As a result, HSBC anticipates regulatory accounting charge-off, loss provisioning and account management guidelines issued by the Federal Financial Institutions Examination Council, or FFIEC, will need to be applied to these receivables. Implementation of such guidelines will result in private label credit card receivables being charged-off at 6 months contractually delinquent (end of the month 60 days after notification for receivables involving a bankruptcy) versus the current practice of generally being charged-off the month following the month in which the account becomes 9 months contractually delinquent (end of the month 90 days after notification for receivables involving a bankruptcy). HSBC's plans for ultimate collection on these receivables will therefore be demonstrably different from the current practice and may require different reserve requirements. As of March 31, 2003, we have not allocated any purchase price adjustment to owned loss reserves in contemplation of this change as the process for movement of our private label card receivables to HSBC's U.S. banking subsidiary has not been finalized and regulatory approval requests have not yet been initiated. We currently estimate that such fair value adjustment, to the extent we proceed with this business plan, would be an increase to owned loss reserves for these private label credit card receivables to reflect the expected impact of the implementation of the regulatory guidelines. We and HSBC are evaluating whether select other products will also be held in the HSBC U.S. banking subsidiary.

6.   ACQUIRED INTANGIBLES

Acquired intangibles consisted of the following:

(In millions)                                             Accumulated   Carrying
March 31, 2003                                  Gross    Amortization     Value
--------------------------------------------------------------------------------
Trademarks, customer lists, and technology    $  200.0         .2       $  199.8
Retail service merchant relationships            235.2       $ .4          234.8
Purchased credit card relationships            1,446.8        1.4        1,445.4
--------------------------------------------------------------------------------
Acquired intangibles                          $1,882.0       $2.0       $1,880.0
================================================================================

(In millions)                                             Accumulated   Carrying
December 31, 2002                               Gross    Amortization     Value
--------------------------------------------------------------------------------
Purchased credit card relationships           $1,038.6      $670.8       $367.8
Other intangibles                                 26.5         7.9         18.6
--------------------------------------------------------------------------------
Acquired intangibles                          $1,065.1      $678.7       $386.4
================================================================================

Estimated amortization expense associated with our acquired intangibles for each of the following years is as follows:

--------------------------------------------------------------------------------
(In millions)
Year ending December 31,
--------------------------------------------------------------------------------
2003                                                                      $187.1
2004                                                                       246.8
2005                                                                       246.8
2006                                                                       246.8
2007                                                                       246.8
--------------------------------------------------------------------------------

7.   INCOME TAXES

Our effective tax rate was 34.0 percent for the three-day period ended March 31, 2003 (successor); 42.5 percent for the eighty-seven day period ended March 28, 2003 (predecessor); and 34.1 percent for the first three months of 2002 (predecessor). The effective tax rate for the eighty-seven day period ended March 28, 2003 was adversely impacted by the non-deductibility of certain HSBC acquisition related costs. Excluding acquisition related costs of $198.2 million, which resulted in a $27.3 million tax benefit, our effective tax rate was 33.3 percent for the period ended March 28, 2003. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

We have formed special purpose trusts for the purpose of issuing trust preferred securities. The sole assets of these trusts are Junior Subordinated Deferrable Interest Notes ("Junior Subordinated Notes") issued by Household. The following table summarizes our company obligated mandatorily redeemable preferred securities of subsidiary trusts ("Preferred Securities") and the related Junior Subordinated Notes:

------------------------------------------------------------------------------------------------------------------------
                             Household Capital       Household         Household          Household         Household
(Dollar amounts are              Trust VII       Capital Trust VI   Capital Trust V   Capital Trust IV   Capital Trust I
in millions)                    ("HCT VII")         ("HCT VI")         ("HCT V")         ("HCT IV")         ("HCT I")
------------------------------------------------------------------------------------------------------------------------
Preferred Securities:
   Interest rate                        7.50%              8.25%           10.00%               7.25%            8.25%
   Face value                         $  200             $  200           $  300              $  200            $  75
   Issue date                  November 2001       January 2001        June 2000          March 1998        June 1995
Junior Subordinated Notes:
   Principal balance                  $206.2             $206.2           $309.3              $206.2            $77.3
   Redeemable by issuer        November 2006       January 2006        June 2005          March 2003        June 2000
   Stated maturity             November 2031       January 2031        June 2030       December 2037        June 2025
------------------------------------------------------------------------------------------------------------------------

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

HCT I, HCT IV, HCT V, HCT VI and HCT VII (collectively, "the Trusts") are wholly owned subsidiaries of Household. Household's obligations with respect to the Junior Subordinated Notes, when considered together with certain undertakings of Household with respect to the Trusts, constitute full and unconditional guarantees by Household of the Trust's obligations under the respective Preferred Securities. The Preferred Securities are classified in our balance sheet as company obligated mandatorily redeemable preferred securities of subsidiary trusts (representing the minority interests in the trusts).

9.   FORWARD PURCHASE AGREEMENTS

Upon completion of our acquisition by HSBC, our agreements to purchase shares of Household common stock on a forward basis were converted into agreements to purchase HSBC Ordinary Shares on a forward basis. At March 31, 2003, we had agreements to purchase, on a forward basis, approximately 5.3 million HSBC Ordinary Shares at a weighted-average forward price of $17.74 per share. As a result of settlements under our outstanding forward purchase agreements prior to March 29, 2003, we received 2.9 million shares of Household common stock at an average cost of $57.34 per share during the current quarter. On April 30, 2003, we elected to net cash settle all open forward purchase agreements with the counterparty which resulted in a payment of approximately $36.7 million being made to the counterparty.

10.  COMPREHENSIVE INCOME

Comprehensive income (loss) was ($36.3) million for the three day period ended March 31, 2003 (successor) and $396.3 million for the eighty-seven day period ended March 28, 2003 (predecessor). Comprehensive income was $827.8 million for the quarter ended March 31, 2002 (predecessor).

The components of accumulated other comprehensive income (loss) were as follows:

-------------------------------------------------------------------------------------------
                                                                   March 31,   December 31,
(In millions)                                                         2003         2002
-------------------------------------------------------------------------------------------
Unrealized losses on cash flow hedging instruments                  $(43.8)      $(736.5)
Unrealized (losses) gains on investments and interest-only strip
   receivables                                                        (6.6)        319.3
Foreign currency translation adjustments                               4.4        (277.7)
-------------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)                       $(46.0)      $(694.9)
===========================================================================================

11.  STOCK-BASED COMPENSATION

In 2002, we adopted the fair value method of accounting for our stock option and employee stock purchase plans. We elected to recognize stock compensation cost prospectively for all new awards granted under those plans beginning January 1, 2002 as provided under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure (an amendment of FASB Statement No. 123)" ("SFAS No. 148"). Prior to 2002, we applied the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees" in accounting for those plans. No compensation expense for these plans is reflected in net income for the quarter ended March 31, 2002 as all employee stock options granted prior to January 1, 2002 had an exercise price equal to the market value of the underlying common stock on the date of grant and the purchase price for the shares issued under the employee stock purchase plan was not less than 85 percent of the market price. Because option expense is recognized over the vesting period of the awards, generally four years, compensation expense included in the determination of net income for the predecessor and successor periods in 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of FASB Statement No. 123.

In conjunction with the HSBC merger, outstanding stock options and restricted stock rights ("RSRs") granted under our various equity plans were assumed by HSBC and converted into options to purchase or rights to receive ordinary shares of HSBC. Stock options and RSRs which were issued prior to November 2002 vested upon completion of the merger. The employee stock purchase plan was terminated on March 7, 2003 and Household stock was purchased on that date. These shares of Household common stock were converted into HSBC shares at the time of the merger. All rights to HSBC shares were adjusted based upon the agreed-upon merger exchange ratio as described in Note 2.

The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested awards in each period.

                                                                March 29      January 1     Three months
                                                                 Through       through          ended
                                                                March 31,     March 28,       March 31,
                                                                  2003          2003            2002
(In millions)                                                 (Successor)   (Predecessor)   (Predecessor)
---------------------------------------------------------------------------------------------------------
Net income, as reported                                           $9.7         $245.7          $491.0
Add stock-based employee compensation expense included in
   reported net income, net of tax:
   Stock option and employee stock purchase plans                   --            6.6              --
   Restricted stock rights                                          --           11.5             8.5
Deduct stock-based employee compensation expense determined
   under the fair value method, net of tax:
   Stock option and employee stock purchase plans                   --          (52.6)           (7.1)
   Restricted stock rights                                          --          (11.5)           (8.5)
---------------------------------------------------------------------------------------------------------
Pro forma net income                                              $9.7         $199.7          $483.9
=========================================================================================================

The pro forma compensation expense included in the table above may not be representative of the actual effects on net income for future years.

12.  NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation Number 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"). Interpretation No. 46 clarifies the application of Accounting Research Bulletin Number 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by FASB Statement Number 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" are excluded from the scope of Interpretation No. 46. Interpretation No. 46 applies immediately to all variable interest entities created after January 31, 2003 and is effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. The adoption of Interpretation No. 46 is currently not expected to have a material impact to our financial position or results of operations.

On April 30, 2003, the Financial Accounting Standards Board issued Statement Number 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement Number 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidelines are to be applied prospectively. The provisions of SFAS 149 that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We do not expect SFAS No. 149 will have a material impact to our financial position or results of operations.

The Financial Accounting Standards Board issued Statement Number 150, "Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both" ("SFAS No. 150") in the second quarter of 2003. This limited scope statement prescribes changes to the classification of preferred securities of subsidiary trusts and the accounting for forward purchase contracts issued by a company in its own stock. SFAS No. 150 requires all preferred securities of subsidiary trusts to be classified as debt on the consolidated balance sheet and the related dividends as interest expense. Upon adoption of SFAS No. 150, we will be required to reclassify company obligated mandatorily redeemable preferred securities of subsidiary trusts totaling $1,021.9 million to senior and senior subordinated debt. Dividends on these securities are currently reported as interest expense in our consolidated statements of income. SFAS No. 150 also requires that all forward purchase contracts issued by a company in its own stock with alternative settlement methods be recorded as an asset or liability and measured at fair value with changes in fair value recorded in earnings. The statement is effective for financial instruments entered into after May 31, 2003. We do not expect adoption of SFAS No. 150 will have a material impact to our financial position or results of operations.

13.  SEGMENT REPORTING

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom and Canada. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2002.

We allocate resources and provide information to management for decision making on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to our reported financial information in our consolidated financial statements. This adjustment reclassifies net interest margin, fee income and loss provision into securitization revenues. Income statement information included in the table for the three months ended March 31, 2003 combines January 1 through March 28, 2003 (the "predecessor period") and March 29 to March 31, 2003 (the "successor period") in order to present "combined" financial results for the three month period. Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the "All Other" caption within our segment disclosure.

Reportable Segments - Managed Basis



                                                   Credit Card    Inter-        All
(In millions)                          Consumer     Services     national      Other             Totals
---------------------------------------------------------------------------------------------------------
Three months ended March 31, 2003
Net interest margin                    $ 1,738.2    $   478.6    $   179.1   $   (37.3)        $  2,358.6
Fee income                                 105.7        326.3         18.6         1.1              451.7
Other revenues, excluding fee income         8.7         58.0         72.7       367.6              507.0
Intersegment revenues                       25.9          8.6          2.6         (.7)              36.4
Provision for credit losses                939.8        391.2         84.9         (.3)           1,415.6
Net income                                 216.3        127.8         31.2       (95.6)             279.7
Operating net income                       216.3        127.8         31.2        71.7//(6)//       447.0
Receivables                             80,474.7     17,157.8      9,117.8       943.8          107,694.1
Assets                                  83,406.1     19,753.6     10,484.6    26,901.9          140,546.2
---------------------------------------------------------------------------------------------------------
Three months ended March 31, 2002
Net interest margin                    $ 1,658.2    $   417.8    $   153.4   $    23.8         $  2,253.2
Fee income                                  88.6        270.5         10.1         2.7              371.9
Other revenues, excluding fee income       165.4         66.9         53.3       312.2              597.8
Intersegment revenues                       35.8         10.0          2.3         (.5)              47.6
Provision for credit losses                921.0        370.6         62.1        33.1            1,386.8
Net income                                 307.2         77.4         25.8        95.2              505.6
Receivables                             76,987.6     16,194.8      7,000.6       994.7          101,177.7
Assets                                  79,184.6     17,256.2      8,314.8    16,142.2          120,897.8
---------------------------------------------------------------------------------------------------------

                                                            Managed                              Owned
                                         Adjustments/         Basis                              Basis
                                         Reconciling      Consolidated    Securitization     Consolidated
(In millions)                               Items            Totals        Adjustments          Totals
---------------------------------------------------------------------------------------------------------
Three months ended March 31, 2003
Net interest margin                    $      --           $  2,358.6    $   (725.6)//(4)//   $  1,633.0
Fee income                                    --                451.7        (154.6)//(4)//        297.1
Other revenues, excluding fee income       (36.4)//(1)//        470.6         472.9//(4)//         943.5
Intersegment revenues                      (36.4)//(1)//           --            --                   --
Provision for credit losses                  1.3//(2)//       1,416.9        (407.3)//(4)//      1,009.6
Net income                                 (24.3)               255.4            --                255.4
Operating net income                       (24.3)               422.7            --                422.7
Receivables                                   --            107,694.1     (24,255.7)//(5)//     83,438.4
Assets                                  (8,874.7)//(3)//    131,671.5     (24,255.7)//(5)//    107,415.8
---------------------------------------------------------------------------------------------------------
Three months ended March 31, 2002
Net interest margin                    $      --           $  2,253.2    $   (656.3)//(4)//   $  1,596.9
Fee income                                    --                371.9        (155.4)//(4)//        216.5
Other revenues, excluding fee income       (47.6)//(1)//        550.2         372.4//(4)//         922.6
Intersegment revenues                      (47.6)//(1)//           --            --                   --
Provision for credit losses                (24.5)//(2)//      1,362.3        (439.3)//(4)//        923.0
Net income                                 (14.6)               491.0            --                491.0
Receivables                                   --            101,177.7     (21,583.2)//(5)//     79,594.5
Assets                                  (9,471.9)//(3)//    111,425.9     (21,583.2)//(5)//     89,842.7
---------------------------------------------------------------------------------------------------------

//(1)// Eliminates intersegment revenues.
//(2)// Eliminates bad debt recovery sales and reclassifies loss reserves between operating segments.
//(3)// Eliminates investments in subsidiaries and intercompany borrowings. //(4)// Reclassifies net interest margin, fee income and loss provisions relating to securitized receivables to other revenues.
//(5)// Represents receivables serviced with limited recourse.
//(6)// Net income excluding acquisition related costs of $170.9 million, after-tax, and $3.6 million of net income related to amortization of purchase accounting adjustments. This is a non-GAAP measurement which is presented for comparison of our operating trends only.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Household International, Inc. and Subsidiaries

FINANCIAL HIGHLIGHTS

-----------------------------------------------------------------------------------------------------------------------------
                                                                             Combined three months ended   Three months ended
                                                                                      March 31,                 March 31,
(Dollar amounts are in millions)                                                        2003                      2002
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                         $  255.4//(1)//              $  491.0
Net interest margin                                                                 1,633.0                      1,596.9
Provision for credit losses on owned receivables                                    1,009.6                        923.0
Owned Basis Ratios:
   Return on average owned assets                                                      1.02%//(1)//                 2.18%
   Return on average common shareholder's (s') equity                                   9.8//(1)//                  23.5
   Net interest margin                                                                 7.29//(1)//                  7.82
   Consumer net charge-off ratio, annualized                                           4.22                         3.61
   Reserves as a percentage of net charge-offs                                         99.6                        100.1
   Efficiency ratio//(2)//                                                             47.8//(1)//                  37.1
Managed Basis Ratios://(3)//
   Return on average managed assets                                                     .82%//(1)//                 1.76%
   Net interest margin                                                                 8.30//(1)//                  8.74
   Consumer net charge-off ratio, annualized                                           4.75                         4.09
   Reserves as a percentage of net charge-offs                                        103.3                        100.5
   Efficiency ratio//(2)//                                                             41.7//(1)//                  31.8
-----------------------------------------------------------------------------------------------------------------------------

                                                                                      March 31,                December 31,
(Dollar amounts are in millions)                                                        2003                       2002
-----------------------------------------------------------------------------------------------------------------------------
Owned Basis:
   Total assets                                                                    $107,415.8                   $ 97,860.6
   Receivables                                                                       83,438.4                     82,562.3
   Two-month-and-over contractual delinquency ratio                                      5.50%                        5.34%
   Reserves as a percentage of receivables                                               4.17                         4.04
   Reserves as a percentage of nonperforming loans                                       92.7                         94.5
Managed Basis://(3)//
   Total assets                                                                    $131,671.5                   $122,794.1
   Receivables                                                                      107,694.1                    107,495.8
   Common and preferred equity to managed assets                                        11.94%                        8.48%
   Tangible shareholder's (s') equity to tangible managed assets//(4)////(5)//           6.98                         9.08
   Tangible common equity to tangible managed assets//(4)////(6)//                       4.79                         6.83
   Two-month-and-over contractual delinquency ratio                                      5.36                         5.24
   Reserves as a percentage of receivables                                               4.88                         4.74
   Reserves as a percentage of nonperforming loans                                      111.3                        112.6
---------------------------------------------------------------------------------------------------------------------------

//(1)// The following non-GAAP financial information is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. For 2003, the operating results, percentages and ratios exclude $170.9 million (after-tax) of HSBC acquisition related costs incurred by Household and $3.6 million of net income relating to amortization of preliminary purchase accounting adjustments.

-----------------------------------------------------------------------------------------------------------------------------
                                                                             Combined three months ended   Three months ended
                                                                                      March 31,                 March 31,
                                                                                        2003                      2002
-----------------------------------------------------------------------------------------------------------------------------
Operating net income (in millions)                                                    $422.7                    $491.0
Return on average owned assets                                                          1.69%                     2.18%
Return on average common shareholder's (s') equity                                      17.1                      23.5
Owned basis net interest margin                                                         7.26                      7.82
Owned basis efficiency ratio                                                            40.7                      37.1
Return on average managed assets                                                        1.36                      1.76
Managed basis net interest margin                                                       8.27                      8.74
Managed basis efficiency ratio                                                          35.5                      31.8

//(2)// Ratio of total costs and expenses less policyholders' benefits to net interest margin and other revenues less policyholders' benefits.

//(3)// We monitor our operations and evaluate trends on both an owned basis as shown in our financial statements and on a managed basis. Managed basis reporting adjustments assume that securitized receivables have not been sold and are still on our balance sheet. Managed basis information is intended to supplement, and should not be considered a substitute for, owned basis reporting and should be read in conjunction with reported owned basis results.

//(4)// Tangible shareholder's (s') equity to tangible managed assets ("TETMA") and tangible common equity to tangible managed assets are non-GAAP financial ratios that are used by certain rating agencies as a measure to evaluate capital adequacy. These ratios may differ from similarly named measures presented by other companies. Because of its long-term subordinated nature and our ability to defer dividends, those rating agencies consider our trust preferred securities as equity in calculating these ratios. Because they include obligations to purchase HSBC ordinary shares in 2006, we include our Adjustable Conversion-Rate Equity Security Units as equity in calculating TETMA. Excluding the impact of "push-down" accounting on our assets and common shareholder's equity, TETMA would have been 8.78% at March 31, 2003. Common and preferred equity to total managed assets, the most directly comparable GAAP financial measure to TETMA, is also presented in our financial highlights.

//(5)// Tangible shareholder's (s') equity consists of common shareholder's (s') equity (excluding unrealized gains and losses on investments and cash flow hedging instruments), preferred stock, company obligated mandatorily redeemable preferred securities of subsidiary trust and Adjustable Conversion-Rate Equity Security Units, less acquired intangibles and goodwill. Tangible managed assets represents total managed assets less acquired intangibles, goodwill and derivative financial assets.

//(6)// Tangible common equity consists of common shareholder's (s') equity (excluding unrealized gains and losses on investments and cash flow hedging instruments) less acquired intangibles and goodwill. Tangible managed assets represents total managed assets less acquired intangibles, goodwill and derivative financial assets.

BASIS OF REPORTING

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements, notes and tables included elsewhere in this report and in the Household International, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K"). Management's discussion and analysis may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect", "anticipate", "intend", "may", "will", "should", "would" and "could". Forward-looking statements involve risks and uncertainties and are based on current views and assumptions. For a list of important factors that may affect our actual results, see our 2002 Form 10-K. In addition, as a subsidiary of HSBC, we may be affected by decisions made by HSBC or the perception investors, regulators or rating agencies have of HSBC. Such decisions and perceptions may also affect our forward-looking statements.

We monitor our operations and evaluate trends on a managed basis which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results and make decisions about allocating resources such as employees and capital on a managed basis. See Note 13 "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information related to our results on a managed basis.

Management's discussion and analysis is presented on an owned basis of reporting unless specifically noted. On an owned basis of reporting, net interest margin, provision for credit losses and fee income resulting from securitized receivables are included as components of securitization revenue.

MERGER WITH HSBC

On March 28, 2003, HSBC Holdings plc ("HSBC") completed its acquisition of Household by way of merger with H2 Acquisition Corporation ("H2"), a wholly-owned subsidiary of HSBC, in a purchase business combination (see Note
2). Subsequent to the merger, H2 was renamed "Household International, Inc." In accordance with the guidelines for accounting for business combinations, the purchase price paid by HSBC plus related purchase accounting adjustments have been "pushed-down" and recorded in our financial statements for periods subsequent to March 28, 2003, resulting in a new basis of accounting for the "successor" period beginning March 29, 2003. As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. Due to the recent timing of the acquisition, these fair value adjustments represent preliminary estimates and are subject to further adjustment as additional information, appraisals, or other valuation data are obtained. Information for all "predecessor" periods prior to the merger is presented on the historical basis of accounting.

To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the following discussion combines the "predecessor period" (January 1 to March 28, 2003) with the "successor period" (March 29 to March 31, 2003) to present "combined" quarterly results for the three months ended March 31, 2003.

Our operating results for the quarter ended March 31, 2003 do not reflect or assume any changes to our business as a result of the merger. Though we are still in the early stages of evaluating the impact that the merger may have on our operations, we have identified the following items as near term priorities:

     . Funding benefits - we currently anticipate using HSBC's available funding to partially fund our operations. This will reduce our reliance on the debt markets. In addition, we anticipate lower funding costs because we are now a subsidiary of HSBC.
     .    Technology integration.

     . Exporting and using our consumer credit business models and "best practices" into HSBC's operations.
     . Expanding business opportunities including broader consumer product offerings and leveraging our existing business to business with HSBC's capabilities.
     .    Global processing opportunities.

It is too early to quantify the financial impact, if any, these business modifications may have with respect to Household.

OPERATIONS SUMMARY

Our net income was $255.4 million in the first quarter of 2003 and $491.0 million in the first quarter of 2002. Operating net income (a non-GAAP financial measurement of net income excluding HSBC acquisition related costs incurred by Household of $170.9 million, after-tax, and amortization of purchase accounting adjustments which increased net income by $3.6 million) was $422.7 million in the first quarter of 2003, a 14% decrease from 2002 net income. HSBC acquisition related costs include payments to executives under existing employment contracts and investment banking, legal and other costs relating to our acquisition by HSBC. We believe operating net income is an important measure in evaluating trends for comparative purposes. Although average receivables grew compared to the prior year quarter, our operating results declined due to lower securitization activity in the current quarter, higher credit loss provision due to higher charge-offs, and higher operating expenses to support receivables growth including increased legal and compliance costs.

SEGMENT RESULTS - MANAGED BASIS

Our Consumer segment reported net income of $216.3 million in the current quarter compared to $307.2 million in the year-ago quarter. Increases in net interest margin and fee income due to higher receivable levels were more than offset by significantly lower other revenues as a result of a decline in receivables securitized during the first quarter of 2003 and the impact of higher securitization levels in 2002 as a result of our liquidity management plans. Net income was also negatively impacted by higher credit loss provision due to higher charge-offs and higher operating expenses. Credit loss provision rose $18.8 million to $939.8 million as a result of increased levels of receivables and higher charge-offs. In the first quarter of 2003, we increased managed loss reserves by recording loss provision greater than charge-offs of $69.6 million compared with $254.7 million in the first quarter of 2002. Higher operating expenses were the result of additional operating costs to support the increased receivable levels and higher compliance costs. Managed receivables grew to $80.5 billion at March 31, 2003, compared to $79.4 billion at December 31, 2002 and $77.0 billion at March 31, 2002. The managed receivable growth related primarily to our real estate secured receivables. Consumer Lending branch growth, however, in the first quarter of 2003 reflected weak sales momentum following our intentional fourth quarter slowdown and higher run-off. Return on average managed assets ("ROMA") was 1.04 percent in the first quarter of 2003, compared to 1.55 percent in the year-ago quarter. The decline in the ratio reflects lower securitization revenue and higher operating expenses.

Our Credit Card Services segment reported improved results as net income increased to $127.8 million for the quarter, compared to $77.4 million for the year-ago quarter. The increase was due primarily to increased net interest margin which increased $60.8 million to $478.6 million as a result of higher receivable levels and margin spreads. Net interest margin as a percent of average receivables increased in the quarter as a result of lower funding costs and pricing floors which capped rate reductions on certain variable rate credit card products. Credit loss provision increased $20.6 million as a result of the higher receivable levels and the continued weak economy. In the first quarter of 2003, we increased managed loss reserves by recording loss provision greater than charge-offs of $58.3 million compared with $64.5 million in the first quarter of 2002. Managed receivables were $17.2 billion at March 31, 2003, compared to $18.1 billion at year-end 2002 and $16.2 billion at March 31,

2002. The decrease from year-end was due to normal seasonal runoff. ROMA improved to 2.50 percent for the quarter, compared to 1.75 percent for the prior year quarter.

Our International segment reported net income of $31.2 million for the first quarter compared to $25.8 million for the year-ago quarter. Net interest margin increased 17 percent to $179.1 million in the first quarter of 2003 due to higher receivable levels. Other revenues, excluding fee income, increased $19.4 million to $72.7 million for the first quarter of 2003 primarily as a result of higher securitization and insurance revenue. Credit loss provision rose $22.8 million to $84.9 million primarily as a result of increased levels of receivables. Managed receivables totaled $9.1 billion at March 31, 2003, compared to $8.8 billion at year-end 2002, and $7.0 billion at March 31, 2002. Compared to the prior periods, all products reported growth. The increase as compared to the prior year quarter was also impacted by favorable translation adjustments of $.9 billion. ROMA was 1.21 percent in the current year quarter and 1.24 percent in the prior year quarter.

BALANCE SHEET REVIEW

                                                          Increase (decrease) from   Increase (decrease) from
                                                              December 31, 2002           March 31, 2002
                                              March 31,   ------------------------   ------------------------
(All dollar amounts are stated in millions)     2003              $        %                $         %
-------------------------------------------------------------------------------------------------------------
Real estate secured                           $47,256.6       $1,438.1    3.1%           $1,627.7     3.6%
Auto finance                                    2,156.2          132.4    6.5              (446.7)  (17.2)
MasterCard/(1)//Visa/(1)/                       8,452.5         (494.0)  (5.5)            1,482.3    21.3
Private label                                  11,189.4         (150.2)  (1.3)              501.0     4.7
Personal non-credit card/(2)/                  13,927.0          (43.9)  (0.3)              714.0     5.4
Commercial and other                              456.7           (6.3)  (1.4)              (34.4)   (7.0)
-------------------------------------------------------------------------------------------------------------
Total owned receivables                       $83,438.4       $  876.1    1.1%           $3,843.9     4.8%
=============================================================================================================

/(1)/ MasterCard is a registered trademark of MasterCard International,
     Incorporated and Visa is a registered trademark of VISA USA, Inc. /(2)/ Personal non-credit card receivables are comprised of the following:

                                            March 31,   December 31,   March 31,
(In millions)                                  2003         2002         2002
--------------------------------------------------------------------------------
Domestic personal unsecured                 $ 6,503.5     $ 6,446.5    $ 6,379.2
Union Plus personal unsecured                   977.6       1,095.4      1,065.0
Personal homeowner loans                      3,974.2       4,143.5      4,055.0
Foreign unsecured                             2,471.7       2,285.5      1,713.8
--------------------------------------------------------------------------------
Total personal non-credit card              $13,927.0     $13,970.9    $13,213.0
================================================================================

Owned receivables of $83.4 billion at March 31, 2003 increased $3.8 billion from a year ago. Growth in dollars of receivables was strongest in our real estate secured portfolio, which increased 4 percent over the year-ago period, despite whole loan sales of $5.4 billion in the second half of 2002. Auto finance receivables decreased $446.7 million to $2.2 billion at March 31, 2003. A strong market driven by a favorable interest rate environment contributed to higher auto finance originations, however, these originations were more than offset by increased securitization activity in 2002. MasterCard and Visa receivables increased $1.5 billion to $8.5 billion at March 31, 2003 despite increased securitization activity in 2002. MasterCard and Visa growth was strongest in our domestic subprime direct mail and UK marbles(TM) portfolios. Private label receivables increased $501.0 million to $11.2 billion as organic growth by existing merchants, strong sales growth by several of our larger merchants and a $.5 billion portfolio acquisition were largely offset by increased securitization activity in 2002. Growth in our branches contributed to the growth in personal non-credit card receivables, but was partially offset through securitization activity in 2002.

Compared to December 31, 2002, growth in our real estate secured portfolio due to higher secondary market mortgage acquisitions and in our auto finance portfolio due to lower securitization levels were partially offset by seasonal run-off in our MasterCard and Visa and private label credit card portfolios.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 5.50 percent at March 31, 2003, compared with 5.34 percent at December 31, 2002 and 4.63 percent at March 31, 2002. The annualized consumer owned charge-off ratio in the first quarter of 2003 was 4.22 percent, compared with 3.87 percent in the prior quarter and 3.61 percent in the year-ago quarter. See "Credit Loss Reserves" and "Credit Quality" for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

The merger with HSBC has improved our access to the capital markets and decreased our funding costs. Following completion of the merger with HSBC, Standard & Poor's upgraded our long-term debt rating to "A" and our short-term debt rating to "A-1"; Moody's Investors Service placed our long-term debt ratings on review for possible upgrade and Fitch Ratings confirmed our debt ratings and removed us from "Ratings Watch Evolving." These revised ratings and actions also apply to our principal borrowing subsidiaries, including Household Finance Corporation ("HFC").

Significant liquidity and capital transactions during the first quarter of 2003, included the following:

     . We reduced our domestic outstanding commercial paper balance. Outstanding domestic commercial paper at March 31, 2003 was $3.1 billion, a $1.0 billion reduction from December 31, 2002.

     . We reduced our investment security liquidity portfolio from $3.9 billion at December 31, 2002, of which $2.2 billion was dedicated to our credit card bank, to $3.4 billion at March 31, 2003, of which $1.9 billion was dedicated to our credit card bank. As the maintenance of this portfolio adversely impacts our net interest margin and net income due to the lower return generated by these assets, we plan to reduce the non-bank portion of this portfolio given the increased available liquidity arising from HSBC affiliates and clients. Our insurance subsidiaries held $3.2 billion of investment securities at March 31, 2003 compared with $3.1 billion at December 31, 2002.

     . We issued $350.0 million of domestic medium-term notes, $1.6 billion in foreign currency-denominated bonds and $2.05 billion of global debt.

     . We issued $271.2 million of InterNotes(SM) (retail-oriented medium-term notes).

     . In the first quarter of 2002, we accelerated securitizations which were planned for later in 2002. As a result, initial securitizations in the first quarter of 2003 were lower than prior year levels. The composition of receivables securitized (excluding replenishments of certificateholder interests) was as follows:

                                                             Three months ended
                                                                  March 31,
                                                             -------------------
     (In millions)                                             2003      2002
     ---------------------------------------------------------------------------
     MasterCard/Visa                                         $  320.0   $  600.0
     Auto finance                                               410.8      425.0
     Private label                                                 --      500.0
     Personal non-credit card                                   510.0      902.7
     ---------------------------------------------------------------------------
     Total                                                   $1,240.8   $2,427.7
     ===========================================================================

     . We repurchased 2.9 million shares of our common stock, for a total of $164.1 million.

     . We redeemed outstanding shares of our $4.30, $4.50 and 5.00 percent cumulative preferred stock pursuant to their respective terms. Additionally, the outstanding shares of our 7.625, 7.60, 7.50 and 8.25 percent preferred stock were converted into the right to receive cash from HSBC in an amount equal to their liquidation value, plus accrued and unpaid dividends which was an aggregate amount of $1.1 billion. In consideration of HSBC transfering sufficient funds to make the payments described above with respect to our 7.625, 7.60, 7.50, and 8.25 percent preferred stock, we issued a new series of 6.5% cumulative preferred stock in the amount of $1.1 billion to HSBC on March 28, 2003.

Our ratio of tangible shareholders' equity to tangible managed assets ("TETMA") was 6.98 percent at March 31, 2003 compared to 9.08 percent at December 31, 2002. Tangible common equity to tangible managed assets was 4.79 percent at March 31, 2003 compared to 6.83 percent at December 31, 2002. These ratios represent non-GAAP financial ratios that are used by certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. These ratios were negatively impacted by the preliminary purchase accounting adjustments which were "pushed down" to Household which increased goodwill by approximately $5.9 billion, and increased acquired intangibles by approximately $1.5 billion, while increasing common equity by approximately $5.6 billion. Excluding the impact of "push-down" accounting on our assets and common shareholder's equity, TETMA would have been 8.78 percent at March 31, 2003. We are committed to maintaining at least a mid single "A" rating and will be reviewing appropriate capital levels with our rating agencies. Common and preferred equity to total managed assets, the most directly comparable GAAP financial measure to TETMA, was 11.94 percent at March 31, 2003 and 8.48 percent at December 31, 2002. Because of its long-term subordinated nature and our ability to defer dividends, certain rating agencies consider our company obligated mandatorily redeemable preferred securities of subsidiary trusts as equity in calculating TETMA. Because they include obligations to purchase HSBC ordinary shares in 2006, we include our Adjustable Conversion-Rate Equity Security Units as equity in calculating TETMA.

Commercial paper, bank and other borrowings decreased to $5.7 billion at March 31, 2003 from $6.1 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) was $78.1 billion at March 31, 2003 and $74.8 billion at December 31, 2002. Approximately $2.6 billion of the increase was due to preliminary purchase accounting adjustments which have been "pushed down" to record our debt at fair value.

Our banking subsidiary is subject to the supervision of the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") and is well capitalized at March 31, 2003.

On January 30, 2003, we completed the sale of substantially all of the remaining assets and liabilities of Household Bank, f.s.b. (the "Thrift") to a third party at approximately their book value. We subsequently received confirmation from the Office of Thrift Supervision that they terminated the Thrift's existence as a federal savings bank at the close of business on January 30, 2003.

Securitizations and Secured Financings Securitizations (which are structured to receive sale treatment under Statement of Financial Accounting Standards No. 140 ("SFAS No. 140") and secured financings (which do not receive sale treatment under SFAS No. 140) of consumer receivables have been, and will continue to be, a source of liquidity for us. Securitizations and secured financings are used to limit our reliance on the unsecured debt markets and often are more cost-effective than alternative funding sources.

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

In a secured financing, a designated pool of receivables, typically real estate secured, are conveyed to a wholly owned limited purpose subsidiary which in turn transfers the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. We do not recognize a gain in a secured financing transaction. Because the receivables and the debt remain on our balance sheet, revenues and expenses are reported consistently with our owned balance sheet portfolio. Using this source of funding results in similar cash flows as issuing debt through alternative funding sources. As of March 31, 2003, closed-end real estate secured receivables totaling $7.8 billion secured $6.7 billion of outstanding debt related to these transactions. At December 31, 2002, closed-end real estate secured receivables totaling $8.5 billion secured $7.5 billion of outstanding debt related to these transactions.

Our securitized receivables totaled $24.3 billion at March 31, 2003, compared to $24.9 billion at December 31, 2002. We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At March 31, 2003, securitizations structured as sales represented 22 percent and secured financings represented 6 percent of the funding associated with our managed portfolio. At December 31, 2002, securitizations structured as sales represented 23 percent and secured financings represented 7 percent of the funding associated with our managed portfolio.

RESULTS OF OPERATIONS

Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

Net interest margin Our net interest margin on an owned basis increased 2 percent from the prior-year quarter to $1.6 billion in the first quarter of 2003. The increase was primarily due to receivables growth and lower funding costs.

Net interest margin as a percent of average interest-earning assets, annualized, was 7.29 percent in the first quarter of 2003 and 7.82 percent in the year-ago quarter. The decrease in 2003 was attributable to lower yields on our receivables due to repricings and to our liquidity-related investment portfolio which was substantially increased after the first quarter of 2002 and has lower yields than our receivable portfolio. This decrease was partially offset by lower funding costs.

Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased 5 percent from the prior-year quarter to $2.4 billion in the first quarter of 2003 due to higher receivable levels and lower funding costs. Net interest margin as a percent of average managed interest-earning assets, annualized, was 8.30 percent in the current quarter, compared to 8.74 percent in the year-ago quarter. The decrease in 2003 was attributable to lower yields on our receivables due to repricings and to our liquidity-related investment portfolio which was substantially increased after the first quarter of 2002 and has lower yields than our receivable portfolio. This decrease was partially offset by lower fundings costs.

Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields.

Provision for credit losses The provision for credit losses for receivables totaled $1.0 billion for the first quarter of 2003, compared to $923.0 million in the prior-year quarter. The provision as a percent of average owned receivables, annualized, was 4.85 percent in the first quarter of 2003, compared to 4.62 percent in the first quarter of 2002. Receivables growth, increases in personal bankruptcy filings, higher delinquencies and the weak economy contributed to the higher provision. We recorded owned loss provision greater than charge-offs of $135.7 million during the first quarter. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See Note 5, "Credit Loss Reserves" to the accompanying condensed consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues Total other revenues on an owned basis were $1.2 billion in the first quarter of 2003 and $1.1 billion in the first quarter of 2002 and included the following:

                                                    Combined        Three months
                                               Three months ended       ended
                                                    March 31,         March 31,
(In millions)                                         2003              2002
--------------------------------------------------------------------------------
Securitization revenue                              $  441.1          $  518.3
Insurance revenue                                      177.3             170.1
Investment income                                       81.3              46.2
Fee income                                             297.1             216.5
Other income                                           243.8             188.0
--------------------------------------------------------------------------------
Total other revenues                                $1,240.6          $1,139.1
================================================================================

Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Securitization revenue was $441.1 million in the first quarter of 2003, compared to $518.3 million in the prior-year quarter. The decrease was due to decreases in the level of receivables securitized during the first quarter of 2003 and lower excess spread. Securitization levels in the first quarter of 2002 were higher as a result of our decision to accelerate the timing of securitization activity planned for later in 2002. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives.

Securitization revenue included the following:


                                                    Combined        Three months
                                               Three months ended       ended
                                                    March 31,         March 31,
(In millions)                                         2003              2002
--------------------------------------------------------------------------------
Net initial gains                                    $ 35.3            $ 74.4
Net replenishment gains                               136.9             124.2
Servicing revenue and excess spread                   268.9             319.7
--------------------------------------------------------------------------------
Total                                                $441.1            $518.3
================================================================================

Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income (loss), decreased $41.5 million in the first quarter of 2003 and increased $29.0 million in the year-ago period.

Insurance revenue was $177.3 million in the first quarter of 2003 compared to $170.1 million in the year-ago period. The increase reflected increased sales in our United Kingdom subsidiary.

Investment income, which includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities, was $81.3 million in the first quarter of 2003, compared to $46.2 million in the year-ago period. The increase was primarily due to higher realized gains from securities sales. Gains from security sales totaled $38.0 million in the first quarter of 2003 compared with $1.1 million in the year-ago period.

Fee income, which includes revenues from fee-based products such as credit cards, was $297.1 million in the first quarter of 2003 compared to $216.5 million in the year-ago period. The increase was due to higher levels of credit card fees from both credit card businesses.

See Note 13, "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, was $243.8 million in the first quarter of 2003, compared to $188.0 million in the prior-year period. Higher revenues from our seasonal tax refund lending business and our mortgage operations drove the increase in other income.

Expenses Total costs and expenses for the first quarter of 2003 were $1.4 billion compared to $1.1 billion in the comparable prior-year period. Excluding HSBC acquisition related costs, costs and expenses were $1.2 billion in the first quarter of 2003. Our owned basis efficiency ratio was 47.8 percent in the first quarter of 2003 compared to 37.1 percent in the comparable prior-year period. Excluding the acquisition related costs, our owned basis efficiency ratio was 40.7 percent in the first quarter of 2003.

Total costs and expenses included the following:

                                                    Combined        Three months
                                               Three months ended       ended
                                                    March 31,         March 31,
(In millions)                                         2003              2002
--------------------------------------------------------------------------------
Salaries and fringe benefits                        $  508.6          $  445.3
Sales incentives                                        39.1              54.1
Occupancy and equipment expense                        101.2              92.2
Other marketing expenses                               143.5             140.4
Other servicing and administrative expenses            322.9             231.7
Amortization of acquired intangibles                    14.3              19.8
HSBC acquisition related costs incurred by
   Household                                           198.2                --
Policyholders' benefits                                 94.0              84.0
-------------------------------------------------------------------------------
Total costs and expenses                            $1,421.8          $1,067.5
===============================================================================

Salaries and fringe benefits for the first quarter of 2003 were $508.6 million compared to $445.3 million in the first quarter of 2002. The increase was primarily due to additional staffing as well as higher employee benefit expenses.

Sales incentives for the first quarter of 2003 were $39.1 million compared to $54.1 million in the comparable prior-year period. The decrease was due to lower new loan volume in our branches and a reduction in the number of account executives.

Occupancy and equipment expense for the first quarter of 2003 was $101.2 million compared to $92.2 million in the comparable prior-year period. The increase was primarily the result of higher repairs and occupancy maintenance costs.

Other marketing expenses of $143.5 million for the first quarter of 2003 were comparable to $140.4 million in the same prior-year period.

Other servicing and administrative expenses for the first quarter of 2003 were $322.9 million compared to $231.7 million in the comparable prior-year period. The increase was primarily due to higher legal and compliance costs. Higher collection expenses also contributed to the increase.

Amortization of acquired intangibles for the first quarter of 2003 was $14.3 million compared to $19.8 million in the comparable prior-year period. The decrease was primarily attributable to acquired intangibles which were fully amortized in 2002.

HSBC acquisition related costs incurred by Household for the first quarter of 2003 were $198.2 million. HSBC acquisition related costs include payments to executives under existing employment contracts and investment banking, legal and other costs relating to our acquisition by HSBC.

Policyholders' benefits for the first quarter of 2003 were $94.0 million compared to $84.0 million in the comparable prior-year period. The increase reflects higher sales in our United Kingdom subsidiary and higher loss rates.

CREDIT LOSS RESERVES

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and intended to be adequate but not excessive. We estimate probable losses for consumer receivables based on delinquency and restructure status and past loss experience. Credit loss reserves take into account whether loans have been restructured, re-written or are subject to forbearance, credit counseling accommodation, modification, extension, or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan. Our consumer credit management policies focus on product type and specific portfolio risk factors. Our consumer credit portfolio is diversified by product and geographic location. See Note 4, "Receivables" in the accompanying condensed consolidated financial statements for receivables by product type and Note 5, "Credit Loss Reserves," for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the current and prior year quarter.

The following table sets forth owned basis credit loss reserves for the periods indicated:

                                              March 31,   December 31,   March 31,
(All dollar amounts are stated in millions)     2003          2002          2002
----------------------------------------------------------------------------------
Owned credit loss reserves                    $3,483.1      $3,332.6     $2,876.6
Reserves as a percent of:
   Receivables                                    4.17%         4.04%        3.61%
   Net charge-offs /(1)/                          99.6         106.5        100.1
   Nonperforming loans                            92.7          94.5         95.1
==================================================================================

/(1)/ Quarter-to-date, annualized

Reserves as a percentage of receivables at March 31, 2003 reflect the impact of the weak economy, higher delinquency levels, and the continuing uncertainty as to the ultimate impact the weakened economy will have on charge-off and delinquency levels.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

                                              March 31,   December 31,   March 31,
(All dollar amounts are stated in millions)     2003          2002          2002
----------------------------------------------------------------------------------
Managed credit loss reserves                  $5,259.3      $5,092.1     $4,146.5
Reserves as a percent of:
   Receivables                                    4.88%         4.74%        4.10%
   Net charge-offs /(1)/                         103.3         113.8        100.5
   Nonperforming loans                           111.3         112.6        108.3
==================================================================================

/(1)/ Quarter-to-date, annualized

CREDIT QUALITY

HSBC intends, subject to receipt of regulatory and other approvals, to hold our domestic private label credit card receivables within HSBC's U.S. banking subsidiary. As a result, HSBC anticipates regulatory accounting charge-off, loss provisioning and account management guidelines issued by the Federal Financial Institutions Examination Council, or FFIEC, will need to be applied to these receivables. Implementation of such guidelines will result in private label credit card receivables being charged-off at 6 months contractually delinquent (end of the month 60 days after notification for receivables involving a bankruptcy) versus the current practice of generally being charged-off the month following the month in which the account becomes 9 months contractually delinquent (end of month 90 days after notification for receivables involving a bankruptcy). HSBC's plans for ultimate collection on these receivables will therefore be demonstrably different from the current practice and may require different reserve requirements. As of March 31, 2003, we have not allocated any purchase price adjustment to owned loss reserves in contemplation of this change as the process for movement of private label card receivables to HSBC's U.S. banking subsidiary has not been finalized and regulatory approval requests have not yet been initiated. We currently estimate that such fair value adjustment, to the extent we proceed with this business plan, would be an increase to owned loss reserves for these private label credit card receivables to reflect the expected impact of the implementation of the regulatory guidelines. We and HSBC are evaluating whether select other products will also be held in the HSBC U.S. banking subsidiary.

Delinquency - Owned Basis

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

                                          March 31,   December 31,   March 31,
                                            2003        2002 (1)      2002 (1)
------------------------------------------------------------------------------
Real estate secured                         4.15%         3.91%        2.88%
Auto finance                                2.75          3.96         2.04
MasterCard/Visa                             6.87          5.97         6.54
Private label                               6.06          6.36         6.33
Personal non-credit card                    9.23          8.95         8.78
------------------------------------------------------------------------------
Total Owned                                 5.50%         5.34%        4.63%
==============================================================================

Total owned delinquency increased compared to the prior quarter. The increase in our real estate secured portfolio reflects the seasoning and maturation of the portfolio, the impact of first payment default repurchases from previous loan sales, and higher levels of receivables in the process of foreclosure. The increase in MasterCard and Visa delinquency reflects lower levels of receivables due to normal seasonal run-off. These increases were partially offset by lower auto finance delinquency consistent with historical seasonal trends and lower private label delinquency.

Compared to a year ago, higher levels of new bankruptcy filings and continued softness of the economy, including higher unemployment, caused the overall rise in the delinquency ratio. A major contributor to the higher real estate secured delinquency ratio was reduced growth in the portfolio due to loan sales and reduced originations, especially in the fourth quarter of 2002.

(1) Owned two-months-and-over contractual delinquency for personal non-credit card in prior periods was overstated due to a calculation error. The correct percentages are included in the table above. The managed two-months-and-over contractual delinquency ratios reported for prior periods were correct.

     The tables below set out the previously reported and actual owned two-months-and-over contractual delinquency ratio for total owned receivables, including personal non-credit card, for each of the specified dates:

                              December 31, 2002   September 30, 2002     June 30, 2002       March 31, 2002
--------------------------------------------------------------------------------------------------------------
                                 As                   As                  As                   As
                             previously           previously          previously           previously
                              reported    Actual   reported   Actual   reported    Actual   reported    Actual
--------------------------------------------------------------------------------------------------------------
Real estate secured             3.91%      3.91%     3.22%     3.22%     2.78%      2.78%     2.88%       2.88%
Auto finance                    3.96       3.96      3.33      3.33      2.99       2.99      2.04        2.04
MasterCard/Visa                 5.97       5.97      6.36      6.36      6.13       6.13      6.54        6.54
Private label                   6.36       6.36      6.84      6.84      6.19       6.19      6.33        6.33
Personal non-credit card       10.31       8.95      9.18      8.38      9.12       8.69      9.60        8.78
--------------------------------------------------------------------------------------------------------------
Total Owned                     5.57%      5.34%     5.01%     4.87%     4.61%      4.53%     4.77%       4.63%
==============================================================================================================
Total Managed                   5.24%      5.24%     4.82%     4.82%     4.53%      4.53%     4.63%       4.63%
==============================================================================================================

                              December 31, 2001   September 30, 2001     June 30, 2001       March 31, 2001
--------------------------------------------------------------------------------------------------------------
                                 As                   As                  As                   As
                             previously           previously          previously           previously
                              reported    Actual   reported   Actual   reported    Actual   reported    Actual
--------------------------------------------------------------------------------------------------------------
Real estate secured             2.63%      2.63%     2.71%     2.71%     2.59%      2.59%     2.55%       2.55%
Auto finance                    2.92       2.92      2.43      2.43      2.35       2.35      1.74        1.74
MasterCard/Visa                 5.67       5.67      5.22      5.22      4.80       4.80      5.02        5.02
Private label                   5.99       5.99      6.57      6.57      6.54       6.54      5.62        5.62
Personal non-credit card        9.04       8.44      8.75      8.38      8.79       8.47      8.79        8.46
--------------------------------------------------------------------------------------------------------------
Total Owned                     4.53%      4.43%     4.58%     4.52%     4.48%      4.43%     4.36%       4.30%
==============================================================================================================
Total Managed                   4.46%      4.46%     4.43%     4.43%     4.27%      4.27%     4.25%       4.25%
==============================================================================================================

Net Charge-offs of Consumer Receivables - Owned Basis

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

                                                          March 31,   December 31,   March 31,
                                                             2003         2002         2002
----------------------------------------------------------------------------------------------
Real estate secured                                         1.12%         1.10%         .65%
Auto finance                                                7.71          8.50         5.63
MasterCard/Visa                                             9.26          9.02         9.73
Private label                                               6.27          6.35         6.25
Personal non-credit card                                    9.04          7.74         7.71
----------------------------------------------------------------------------------------------
Total Owned                                                 4.22%         3.87%        3.61%
==============================================================================================
Real estate charge-offs and REO expense as a
   percent of average real estate secured receivables       1.52%         1.47%        1.05%
==============================================================================================

The weakened economy drove the increase in charge-off ratios over both the previous and prior year quarters. Compared to the previous quarter, the decrease in auto finance charge-offs reflects improved delinquency in certain older vintages.

Compared to the prior year quarter, the increase in the charge-off ratio was primarily attributable to the weakened economy and higher bankruptcy filings. Charge-offs in our personal non-credit card portfolio increased more than most other products because our typical personal non-credit card customer is less resilient and, therefore, more exposed to the recent economic downturn.

OWNED NONPERFORMING ASSETS

                                                          March 31,     December 31,     March 31,
(In millions)                                                2003           2002(1)        2002(1)
--------------------------------------------------------------------------------------------------
Nonaccrual receivables                                    $2,880.3        $2,665.9       $2,185.0
Accruing consumer receivables
   90 or more days delinquent                                877.9           860.7          839.3
Renegotiated commercial loans                                  1.4             1.3            1.3
--------------------------------------------------------------------------------------------------
Total nonperforming receivables                            3,759.6         3,527.9        3,025.6
Real estate owned                                            444.9           427.1          459.4
--------------------------------------------------------------------------------------------------
Total nonperforming assets                                $4,204.5        $3,955.0       $3,485.0
==================================================================================================
Credit loss reserves as a percent of
   nonperforming receivables                                  92.7%         94.5%           95.1%
==================================================================================================

(1) Nonaccrual receivables, total nonperforming receivables and total nonperforming assets for personal non-credit card in prior periods were overstated due to a calculation error. As a result, credit loss reserves as a percentage of nonperforming receivables was understated in those periods. The correct amounts are included in the table above. The managed nonperforming assets statistics reported for prior periods were correct.

     The tables below set out the previously reported and actual owned nonperforming assets statistics for total owned receivables, including personal non-credit card, for each of the specified dates:


(in Millions)                      December 31, 2002      September 30, 2002       June 30, 2002            March 31, 2002
-----------------------------------------------------------------------------------------------------------------------------
                                       As                      As                    As                      As
                                  previously              previously            previously               previously
                                   reported    Actual      reported    Actual    reported    Actual       reported    Actual
-----------------------------------------------------------------------------------------------------------------------------
Nonaccrual receivables             $2,811.9    $2,665.9    $2,569.5    $2,484.5  $2,356.4     $2,316.4    $2,261.0     $2,185.0
Accruing consumer receivables
  90 or more days delinquent          860.7       860.7       824.2       824.2     750.6        750.6       839.3        839.3
Renegotiated commercial loans           1.3         1.3         1.3         1.3       1.4          1.4         1.3          1.3
-------------------------------------------------------------------------------------------------------------------------------
Total nonperforming receivables     3,673.9     3,527.9     3,395.0     3,310.0   3,108.4      3,068.4     3,101.6      3,025.6
Real estate owned                     427.1       427.1       451.1       451.1     456.7        456.7       459.4        459.4
-------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets         $4,101.0    $3,955.0    $3,846.1    $3,761.1  $3,565.1     $3,525.1    $3,561.0     $3,485.0
===============================================================================================================================
Credit loss reserves as a percent
  of nonperforming receivables        90.7%       94.5%       92.1%       94.5%     96.0%        97.2%       92.7%        95.1%
===============================================================================================================================


(in Millions)                      December 31, 2001      September 30, 2001       June 30, 2001            March 31, 2001
-----------------------------------------------------------------------------------------------------------------------------
                                       As                      As                    As                      As
                                  previously              previously            previously               previously
                                   reported    Actual      reported    Actual    reported    Actual       reported    Actual
-----------------------------------------------------------------------------------------------------------------------------
Nonaccrual receivables             $2,079.5    $2,027.5    $2,009.6    $1,979.6  $1,855.2     $1,832.2    $1,825.1     $1,803.1
Accruing consumer receivables
  90 or more days delinquent          844.1       844.1       806.6       806.6     743.6        743.6       669.3        669.3
Renegotiated commercial loans           2.1         2.1         --         --        12.3         12.3        12.3         12.3
-------------------------------------------------------------------------------------------------------------------------------
Total nonperforming receivables     2,925.7     2,873.7     2,816.2     2,786.2   2,611.1      2,588.1     2,506.7      2,484.7
Real estate owned                     398.9       398.9       363.0       363.0     365.2        365.2       350.2        350.2
-------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets         $3,324.6    $3,272.6    $3,179.2    $3,149.2  $2,976.3     $2,953.3    $2,856.9     $2,834.9
===============================================================================================================================
Credit loss reserves as a percent
  of nonperforming receivables        91.0%       92.7%       87.9%       88.9%     91.0%        91.8%       91.1%        91.9%
===============================================================================================================================


RESTRUCTURE STATISTICS - MANAGED BASIS

The tables below summarize restructuring statistics in our managed basis domestic portfolio.

Total Restructured by Restructure Period - Domestic       March 31,   December 31,   March 31,
Portfolio/(1)/ (Managed Basis)                               2003         2002         2002
----------------------------------------------------------------------------------------------
Never restructured                                           83.3%        84.4%         82.8%
Restructured:
   Restructured in the last 6 months                          7.5          6.5           8.6
   Restructured in the last 7-12 months                       3.6          4.1           4.6
   Previously restructured beyond 12 months                   5.6          5.0           4.0
----------------------------------------------------------------------------------------------
   Total ever restructured                                   16.7         15.6          17.2
----------------------------------------------------------------------------------------------
Total                                                       100.0%       100.0%        100.0%
==============================================================================================

Total Restructured by Product - Domestic Portfolio/(1)/   March 31,   December 31,   March 31,
(Managed Basis)                                              2003         2002         2002
----------------------------------------------------------------------------------------------
(In millions)
Real estate secured                                       $ 9,163.4    $ 8,473.2     $ 8,880.6
Auto finance                                                1,247.7      1,242.9       1,005.6
MasterCard/Visa                                               549.2        540.8         526.3
Private label                                               1,225.8      1,255.4       1,269.2
Personal non-credit card                                    4,127.5      3,768.1       4,288.6
----------------------------------------------------------------------------------------------
Total                                                     $16,313.6    $15,280.4     $15,970.3
==============================================================================================
(As a percent of managed receivables)
Real estate secured                                            20.0%        19.0%         19.8%
Auto finance                                                   16.9         16.7          15.2
MasterCard/Visa                                                 3.4          3.2           3.5
Private label                                                   9.6          9.7          10.9
Personal non-credit card                                       25.8         23.0          27.6
----------------------------------------------------------------------------------------------
Total (2)                                                      16.7%        15.6%         17.2%
==============================================================================================

/(1)/ Excludes foreign businesses and commercial and other. Amounts also include accounts as to which the delinquency status has been reset to current for reasons other than restructuring (e.g. correcting the misapplication of a timely payment).
/(2)/ Total including foreign businesses was 15.8 percent at March 31, 2003,
     14.8 percent at December 31, 2002 and 16.4 percent at March 31, 2002.

The amount of managed receivables in forbearance, modification, Credit Card Services consumer credit counseling accommodations, rewrites or other account management techniques for which we have reset delinquency and that is not included in the restructured statistics above was approximately $1.0 billion or ..93 percent of managed receivables at March 31, 2003, $900 million or .84 percent of managed receivables at December 31, 2002 and approximately $600 million or .59 percent of managed receivables at March 31, 2002.

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

PART II. Other Information

          Omitted.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               2 Agreement and Plan of Merger by and among HSBC Holdings plc, Household International, Inc. and H2 Acquisition Corporation dated as of November 14, 2002 (incorporated by reference to Annex A of our definitive Proxy Statement on Schedule 14A filed with the Commission on February 26, 2003).

               3(i) Amended and restated Certificate of Incorporation of Household International, Inc., as amended.

               3(ii)     Bylaws of Household International, Inc., as amended.

               10.7(a) Household International, Inc. Deferred Fee Plan for Directors (incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

               10.7(b) Amendment of Household International, Inc. Deferred Fee Plan for Directors, dated May 5, 2003.

               10.8(a) Household International, Inc. Deferred Phantom Stock Plan for Directors (incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

               10.8(b) Amendment of Household International, Inc. Deferred Phantom Stock Plan for Directors, dated May 5, 2003.

               10.9(a) Household International, Inc. Non-Qualified Deferred Compensation Plan for Executives, as amended (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

               10.9(b) Third Amendment of Household International, Inc. Non-Qualified Deferred Compensation Plan for Executives, dated May 5, 2003.

               10.10(a) Household International, Inc. Non-Qualified Deferred Compensation Plan for Stock Option Exercises (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

               10.10(b) First Amendment of Household International, Inc. Non-Qualified Deferred Compensation Plan for Stock Option Exercises, dated May 5, 2003.

               10.11(a) Household International, Inc. Non-Qualified Deferred Compensation Plan for Restricted Stock Rights (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

               10.11(b) Second Amendment of Household International, Inc. Non-Qualified Deferred Compensation Plan for Restricted Stock Rights, dated May 5, 2003.

               12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

               99.1      Debt and Preferred Stock Securities Ratings.

               99.2      Certification of Chief Executive Officer.

               99.3      Certification of Principal Financial Officer.

          (b)  Reports on Form 8-K

               During the first quarter of 2003, the Registrant filed the following Current Reports on Form 8-K:

               . Report filed January 16, 2003 with respect to the press release pertaining to the financial results of Household International, Inc. for the quarter and year ended December 31, 2002.

               . Report filed January 21, 2003 with respect to presentations made by representatives of Household International, Inc.

               . Report filed March 19, 2003 with respect to a press release announcing Household International, Inc. had agreed to the entry by the Securities and Exchange Commission ("SEC") of a cease-and-desist order relating to certain of Household's disclosures about its restructuring and other account management policies and related amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2001.

               . Report filed March 28, 2003 with respect to press releases announcing the following:
                    . the stockholders approval of the proposed acquisition of Household by HSBC Holdings plc
                    . The redemption of all the issued and outstanding shares of its 5%, $4.50 and $4.30 cumulative preferred stocks.

               . Report filed March 28, 2003 with respect to a press release announcing completion of the merger of Household International, Inc. and a wholly-owned subsidiary of HSBC Holdings plc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HOUSEHOLD INTERNATIONAL, INC.
                                  (Registrant)


Date: May 15, 2003                By: /s/ David A. Schoenholz
                                  ----------------------------------------------
                                  David A. Schoenholz
                                  President and Chief Operating Officer
                                  (also as principal financial officer)
                                  and on behalf of Household International, Inc.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


                                            /s/ William F. Aldinger
                                            ------------------------------------
                                            William F. Aldinger
                                            Chairman and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


                                           /s/ David A. Schoenholz
                                           -------------------------------------
                                           David A. Schoenholz
                                           President and Chief Operating Officer

Exhibit Index

2 Agreement and Plan of Merger by and among HSBC Holdings plc, Household International, Inc. and H2 Acquisition Corporation dated as of November 14, 2002 (incorporated by reference to Annex A of our definitive Proxy Statement on Schedule 14A filed with the Commission on February 26, 2003).

3(i) Amended and restated Certificate of Incorporation of Household International, Inc., as amended.

3(ii)     Bylaws of Household International, Inc., as amended.

10.7(a) Household International, Inc. Deferred Fee Plan for Directors (incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.7(b) Amendment of Household International, Inc. Deferred Fee Plan for Directors, dated May 5, 2003.

10.8(a) Household International, Inc. Deferred Phantom Stock Plan for Directors (incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.8(b) Amendment of Household International, Inc. Deferred Phantom Stock Plan for Directors, dated May 5, 2003.

10.9(a) Household International, Inc. Non-Qualified Deferred Compensation Plan for Executives, as amended (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.9(b) Third Amendment of Household International, Inc. Non-Qualified Deferred Compensation Plan for Executives, dated May 5, 2003.

10.10(a) Household International, Inc. Non-Qualified Deferred Compensation Plan for Stock Option Exercises (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.10(b) First Amendment of Household International, Inc. Non-Qualified Deferred Compensation Plan for Stock Option Exercises, dated May 5, 2003.

10.11(a) Household International, Inc. Non-Qualified Deferred Compensation Plan for Restricted Stock Rights (incorporated by reference to Exhibit
          10.11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.11(b) Second Amendment of Household International, Inc. Non-Qualified Deferred Compensation Plan for Restricted Stock Rights, dated May 5, 2003.

12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

99.1      Debt and Preferred Stock Securities Ratings.

99.2      Certification of Chief Executive Officer.

99.3      Certification of Principal Financial Officer.