Form 10-K/A
HOUSEHOLD INTERNATIONAL INC
filed 2003-06-27
CIK 354964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K/A

AMENDMENT TO APPLICATION OR REPORT
Filed pursuant to Section 12, 13, or 15(d)
of The Securities Exchange Act of 1934

HOUSEHOLD INTERNATIONAL, INC.
(Exact name of registrant as specified in charter)
AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as set forth in the pages attached hereto.

Exhibit 99(a)	Annual Report on Form 11-K for the Household International Tax Reduction Investment Plan
Exhibit 99(b)	Certification of Colin P. Kelly as "Chief Executive Officer" to the Plan
Exhibit 99(c)	Certification of Edgar D. Ancona as "Chief Financial Officer" to the Plan
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.
HOUSEHOLD INTERNATIONAL, INC. (Registrant)
Date: June 26, 2003	By:/s/ Patrick D. Schwartz
Patrick D. Schwartz Vice President and General Counsel Corporate Law & Treasury
This document contains 19 pages. No exhibit index.

Exhibit 99(a)
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 11-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].
For the transition period from _______________________ to ___________________________
Commission file number 1-8198
	A.	Full title of the plan and the address of the plan, if different from that of the issuer named below: HOUSEHOLD INTERNATIONAL TAX REDUCTION INVESTMENT PLAN
	B.	Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:
HOUSEHOLD INTERNATIONAL, INC. 2700 Sanders Road Prospect Heights, Illinois 60070

As of March 28, 2003, all shares of Household International common stock held by the plan were converted to American depository shares of HSBC Holdings plc ("HSBC"). HSBC's executive offices are located at 8 Canada Square, London E14 5HQ, United Kingdom.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Administration and Investment Committee has duly caused this annual report to be signed by the undersigned thereunto duly authorized.

Household International Tax Reduction Investment Plan

Date: June 26, 2003	By: /s/ Colin P. Kelly Colin P. Kelly Senior Executive Vice President of Household International, Inc.

Exhibit 99(b)

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOTPED PURSUANT TO

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of the Household International Tax Reduction Investment Plan (the "Plan") on Form 11-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Colin P. Kelly, Senior Executive Vice President of Household International, Inc., and a member of the Administration and Investment Committee of the Plan, certify pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and
(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Plan.

/s/ Colin P. Kelly Colin P. Kelly Senior Executive Vice President of Household International, Inc. (as CEO to the Plan)

Date: June 26, 2003

Exhibit 99(c)

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOTPED PURSUANT TO

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of the Household International Tax Reduction Investment Plan (the "Plan") on Form 11-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Edgar D. Ancona, Senior Vice President and Treasurer of Household International, Inc., and a member of the Administration and Investment Committee of the Plan, certify pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and
(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Plan.

/s/ Edgar D. Ancona Edgar D. Ancona Senior Vice President and Treasurer of Household International, Inc. (as CFO to the Plan)

Date: June 26, 2003

Independent Auditors' Report

The Administrative and Investment Committee of the
Household International Tax Reduction Investment Plan:

We have audited the accompanying statements of net assets available for plan benefits of the Household International Tax Reduction Investment Plan as of December 31, 2002 and 2001 and the related statements of changes in net assets available for plan benefits for each of the years in the two year period ended December 31, 2002. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Household International Tax Reduction Investment Plan as of December 31, 2002 and 2001, and the changes in net assets available for plan benefits for each of the years in the two year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held as of December 31, 2002 and reportable transactions for the year ended December 31, 2002 are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employer Retirement Security Act of 1974. These supplemental schedules are the responsibility of the Plan Administrator. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Chicago, Illinois
June 19, 2003

HOUSEHOLD INTERNATIONAL TAX REDUCTION INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS
December 31, 2002 and 2001

1. GENERAL DESCRIPTION OF THE PLAN

The Household International Tax Reduction Investment Plan (the "Plan") is a defined contribution plan for eligible employees of Household International, Inc. and its subsidiaries ("Household"). Participants should refer to the summary document for a more complete description of the Plan's provisions.

Merger with HSBC Holdings plc
On March 28, 2003, Household was acquired by HSBC Holdings plc (HSBC). Under the terms of the merger agreement, each share of Household common stock held by participants in the Household International, Inc. Common Stock Fund was converted to .535 HSBC American Depository shares (ADSs), each representing an interest in five HSBC Ordinary Shares. Effective March 28, 2003, the Plan was amended such that the Household International, Inc. Common Stock Fund is no longer available as an eligible investment election or for the reinvestment of dividends and all employer-matching contributions are to be made in cash. As a result of this amendment, the Plan is no longer an employee stock ownership plan. Participants can continue to maintain their existing investments in the HSBC ADSs, however, participants may not elect HSBC ADSs as an investment election for future contributions. Any future contributions and dividends will be invested in accordance with the participant's investment elections and will default to the Vanguard Federal Money Market Fund- Federal Portfolio to the extent the participant has not provided investment direction to a fund other than the former Household International, Inc. Common Stock Fund.

Employees are eligible to participate in the Plan after one year of service if they are at least 21 years old, or after 3 years of service if younger. Employees may contribute up to 15% of their total compensation to the Plan each year. Contributions by highly compensated employees (as defined by law) may be limited to comply with non-discrimination standards. Employees may elect to make contributions on a pre-tax or after-tax basis. Pre-tax contributions are taken out of an employee's pay before taxes are deducted. After-tax contributions are taken out of an employee's pay after it is taxed. Effective for Plan Years beginning on or after January 1, 2002, each eligible participant who has attained age 50 before the close of the Plan Year shall be eligible to defer additional funds or pre-tax Catch-up Contributions. For 2002, pre-tax catch-up contributions can be made up to $1,000 increasing to $5,000 in 2006. The catch-up deferral is in addition to the maximum allowable contribution of $11,000 in 2002, and is not eligible for the Company match. Each participant's contribution is matched by employer contributions at a rate of 3% of compensation for a participant contribution of 1% and at a one for one match on additional contributions up to 4% of compensation. In total, a participant who makes a contribution of 4% of his compensation will receive an employer matching contribution of 6% of his compensation. Employer matching contributions were made in Household International, Inc. common stock and fully vested on the matching date.

HOUSEHOLD INTERNATIONAL TAX REDUCTION INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2002 and 2001

1. GENERAL DESCRIPTION OF THE PLAN(continued)

If certain conditions are satisfied, a participant's after-tax contributions may be withdrawn at any time whereas pre-tax contributions and employer matching contributions made on or after January 1, 1999 may not be withdrawn except for an immediate financial hardship, termination of employment or attainment of age 59 1/2. Employer matching contributions made prior to 1999 may be withdrawn after five years of plan participation. If the participant is under age 59 1/2, the withdrawal is subject to a 10% penalty. Prior to July 1, 2001, amounts were distributed as a single sum distribution or as an annuity. For payments commencing on or after July 1, 2001, distributions may be made as a single sum distribution only.

Effective February 28, 2002, Household merged the Household International Tax Credit Stock Ownership Plan, a former Household defined contribution plan with approximately $69,000 of assets, into the Plan.

Participants may elect to invest their employee contributions in various funds. At December 31, 2002, the funds available were the Household International, Inc. Common Stock Fund; Vanguard Retirement Savings Trust; Vanguard Windsor II Fund; Vanguard Primecap Fund; Vanguard International Growth Fund; Vanguard Intermediate Term Bond Index Fund; Vanguard Wellington Fund; Vanguard Growth and Income Fund; Vanguard Extended Market Index Fund; and Vanguard Federal Money Market Fund-Federal Portfolio.

Loans to participants are available under the Plan. A $40 loan fee is deducted from the amount borrowed when the loan is made. Each loan must be for an amount not less than $250 ($1,000 for residential loans) up to a maximum equal to the lesser of $50,000 or 50 percent of the participant's account balance. No more than two non-residential loans and one loan for the construction or acquisition of a principal residence may be outstanding at any time. Loans are secured by the participant's account balance. Loans must be repaid within five years except that, at the Administrative and Investment Committee's ("Committee") discretion, loans for the construction or acquisition of a participant's principal residence may be made for a term of up to 25 years. However, all loans become due upon severance of the participant's employment. The Committee will determine the interest rate to be charged on each loan. Prepayment of a loan in full is allowed at any time without penalty.

HOUSEHOLD INTERNATIONAL TAX REDUCTION INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2002 and 2001

1. GENERAL DESCRIPTION OF THE PLAN (continued)

The Plan is subject to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). The Vanguard Fiduciary Trust Company and the Vanguard Group of Investment Companies are the trustee and record keeper of the Plan, respectively. Household paid approximately $733,000 and $470,000 in 2002 and 2001, respectively, of the expenses related to the administration of the Plan. Expenses related to the administration of the Household International, Inc. Common Stock Fund (Fund A) were netted from the investment income allocable to Plan participants. In 2002 and 2001, $315,434 and $374,526 respectively, were netted from Fund A investment income.

Household reserves the rights to amend, suspend, or terminate the Plan at any time and to discontinue or modify its contributions at any time.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Committee to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Accounting

The Plan is accounted for on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Investments

Short-term investments are carried at cost, which approximates fair value. All other investments (except the Vanguard Retirement Savings Trust; see Note 3) are carried at fair value, determined by quoted market prices.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

 HOUSEHOLD INTERNATIONAL TAX REDUCTION INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2002 and 2001

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Net realized gain (loss) is the difference between the selling price of an investment and the average cost of that investment. This average is based on revalued cost. Under this method, the cost of a security is equal to its market value at the beginning of the plan year or its acquisition cost if acquired during the plan year.

Unrealized appreciation (depreciation) of investments is the difference between the market value of an investment at the end of the plan year and the market value of the same investment at the beginning of the plan year or at its acquisition date if acquired during the plan year.

Payment of Benefits

Benefits are recorded in the financial statements when paid.

3. COMMON COLLECTIVE TRUST

The Vanguard Retirement Savings Trust (Fund B) is a tax-exempt collective trust invested primarily in investment contracts and similar fixed-principal investments.

The investment contracts held by the Plan are benefit-responsive and are carried at contract value which represents contributions made under the contracts, plus interest at contract rates, less withdrawals and administrative expenses. The contract value approximates the fair value of the contracts. The average yield for Fund B was 5.28% and 5.92% for 2002 and 2001, respectively. The crediting rate was 5.28% and 5.92% at December 31, 2002 and 2001, respectively. Fund B operates in a manner similar to a mutual fund, where the investments of the Fund are in various investment contracts whose mix can change daily. Fund B has no minimum crediting interest rate. No valuation reserves were considered necessary at December 31, 2002 or 2001.

HOUSEHOLD INTERNATIONAL TAX REDUCTION INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2002 and 2001

4. RECONCILIATION TO FORM 5500

The following is a reconciliation of net assets available for plan benefits per the financial statements at December 31, 2002 and 2001 to Form 5500:

5. TAX STATUS OF THE PLAN

The Plan operates as a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code (the "Code"). Prior to Household being acquired by HSBC Holdings plc (HSBC) on March 28, 2003, the Plan was intended to be an employee stock ownership plan, which met the applicable requirements of Section 409 and 4975(e)(7) of the Code. Qualification of the Plan means that a participant will not be subject to federal income taxes on pre-tax contributions and employer matching contributions, or on earnings or appreciation on all account balances held in the Plan, until such amounts either are withdrawn by or distributed to the participant or are distributed to the participant's beneficiary in the event of the participant's death. Household has received a favorable determination letter dated December 10, 2002 from the Internal Revenue Service that the Plan is qualified under the Code. The Plan has been amended since the determination letter request date. However, the Plan administrator and the Plan's tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Code.

 HOUSEHOLD INTERNATIONAL TAX REDUCTION INVESTMENT PLAN
NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2002 and 2001

6. INVESTMENTS

The following presents investments that represent 5 percent or more of the Plan's net assets.

(B) On March 28, 2003, all outstanding shares of Household International common stock were converted into HSBC American depository shares. No further participant contributions or company match contributions will be invested in HSBC common stock or American depository shares.

7. NONDIRECTED PARTICIPANT INVESTMENTS
Total net assets relating to the nondirected participant investments were $235,751.1 and $442,436.0 in 2002 and 2001, respectively. The nondirected participant contributions were invested in Household International, Inc. common stock for 2002 and 2001.

 HOUSEHOLD INTERNATIONAL TAX REDUCTION INVESTMENT PLAN

Schedule H Line 4i Schedule of Assets Held (As of December 31, 2002)
In thousands

* Party-in-Interest

(A) Cost information omitted for investments that are fully participant directed.

(B) On March 28, 2003, all outstanding shares of Household International common stock were converted into HSBC American depository shares. No further participant contributions or company match contributions will be invested in HSBC common stock or American depository shares.

See accompanying independent auditors' report

HOUSEHOLD INTERNATIONAL TAX REDUCTION INVESTMENT PLAN

Schedule H Line 4j Schedule of Reportable Transactions (For the Year Ended December 31, 2002)

In thousands.
_______________________________________________________________________________________________
a.	b.	c.	d.	g.	h.	i.
IDENTITY OF PARTY INVOLVED The Vanguard Group of Investment Companies*	DESCRIPTION OF ASSETS Household International Inc. Stock Fund	PURCHASE PRICE	SELLING PRICE	COST OF ASSET	MARKET VALUE OF ASSETS AT DATE OF PURCHASE OR SALE	NET GAIN/(LOSS)
	$115,166.6 increase	$115,166.6		$115,166.6	$115,166.6
	$80,716.4 decrease		$80,716.4	$ 97,158.3	$ 80,716.4	($16,441.9)

Notes:
A.

For purposes of this schedule, a reportable transaction is a transaction or series of transactions of the same issue or with the same person which, in the aggregate, involve an amount in excess of 5% of the market value of Plan assets at the beginning of the year for nonparticipant-directed funds.

B.	Disclosures of "LEASE RENTAL" as required by column e. and "EXPENSES INCURRED WITH TRANSACTIONS" as required by column f. have been omitted as the answer thereto would be "None".
*	Party-in-Interest

 See accompanying independent auditors' report

HOUSEHOLD INTERNATIONAL TAX REDUCTION INVESTMENT PLAN

Additional Information Legal Proceedings (For the Year Ended December 31, 2002)

As a result of several headline events that occurred in 2002, certain lawsuits have been filed which purport to assert claims under ERISA on behalf of participants in Household's Tax Reduction Investment Plan. These lawsuits have been consolidated into a single purported class action In re Household International, Inc. ERISA Litigation, Master File No. 02 C 7921 (N.D. Ill). The consolidated and amended complaint essentially alleges that Household International, the administrative and investment committee of the plan, and other individual fiduciaries to the plan breached their fiduciary duties to the plan participants and beneficiaries by continuing to offer Household common stock as an investment option and by negligently failing to advise participants of the risks of investing in Household stock. The plaintiffs' allegations are essentially based on the fact that the stock price for Household International common stock declined during 2002, and that: 1) in 2002, Household restated its consolidated financial statements for the years ended December 31, 1999, 2000 and 2001; 2) Household was the subject of what is commonly referred to as predatory lending allegations and entered a nationwide resolution of such allegations with state attorneys general and regulatory agencies; and 3) Household is the subject of allegations that its accounting practices, specifically restructuring delinquent accounts, were wrongful. All defendants filed a motion to dismiss this complaint in early June.

With respect to this litigation Household believes that it has not, and its officers and directors have not, committed any wrongdoing and in each instance there will be no finding of improper activities that may result in a material liability to Household, its officers or directors or to the administrative and investment committee or other fiduciaries to the plan.

Exhibit 23(a)

INDEPENDENT AUDITORS' CONSENT

Household International, Inc:

We consent to the use of our report dated June 19, 2003, included in this annual report on Form 11-K of Household International Tax Reduction Investment Plan for the year ended December 31, 2002, into the Company's previously filed Registration Statements No. 2-86383, No. 33-21343, No. 33-45454, No. 33-45455, No. 33-52211, No. 33-58727, No. 333-00397, No. 33-44066, No. 333-03673, No. 333-39639, No. 333-58287, No. 333-58289 No. 333-58291, No. 333-47073, No. 333-36589, No. 333-30600, No. 333-50000, No. 333-70794, No. 333-71198 and No. 333-83474 on Form S-8 and Registration Statements No. 333-60510, No. 333-65679, and No. 333-01025 on Form S-3.

/s/ KPMG LLP
Chicago, Illinois
June 26, 2003