Form 10-Q
period 2003-06-30
HOUSEHOLD INTERNATIONAL INC
filed 2003-08-04
CIK 354964

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number 1-8198

HOUSEHOLD INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-1052062
(State of Incorporation)	(I.R.S. Employer Identification No.)

2700 Sanders Road, Prospect Heights, Illinois	60070
(Address of principal executive offices)	(Zip Code)

(847) 564-5000

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒  No  ☐

At July 31, 2003, there were 50 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30, 2003	Three months ended June 30, 2002	March 29 through June 30, 2003	January 1 through March 28, 2003	Six months ended June 30, 2002
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
(In millions)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Finance and other interest income	$2,504.1	$2,609.9	$2,578.6	$2,470.5	$5,145.6
Interest expense	558.8	980.9	573.4	897.4	1,919.7

Net interest margin	1,945.3	1,629.0	2,005.2	1,573.1	3,225.9
Provision for credit losses on owned receivables	1,039.3	850.9	1,072.8	976.1	1,773.9

Net interest margin after provision for credit losses	906.0	778.1	932.4	597.0	1,452.0

Securitization revenue	282.6	523.4	291.1	432.6	1,041.7
Insurance revenue	183.3	177.5	189.0	171.6	347.6
Investment income	33.2	44.0	34.5	80.0	90.2
Fee income	259.7	190.3	268.5	288.3	406.8
Other income	131.5	95.3	136.6	238.7	283.3

Total other revenues	890.3	1,030.5	919.7	1,211.2	2,169.6

Salaries and fringe benefits	488.6	453.0	505.9	491.3	898.3
Sales incentives	83.2	67.6	84.6	37.7	121.7
Occupancy and equipment expense	100.0	93.3	103.5	97.7	185.5
Other marketing expenses	135.2	133.5	139.9	138.8	273.9
Other servicing and administrative expenses	263.7	204.1	272.9	313.7	435.8
Amortization of acquired intangibles	78.3	12.6	80.3	12.3	32.4
HSBC acquisition related costs incurred by Household	—	—	—	198.2	—
Policyholders’ benefits	98.4	87.4	101.4	91.0	171.4

Total costs and expenses	1,247.4	1,051.5	1,288.5	1,380.7	2,119.0

Income before income taxes	548.9	757.1	563.6	427.5	1,502.6
Income taxes	184.9	249.7	189.9	181.8	504.2

Net income	$364.0	$507.4	$373.7	$245.7	$998.4

See notes to interim condensed consolidated financial statements.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	June 30, 2003	December 31, 2002
	(Unaudited)
	(Successor)	(Predecessor)
ASSETS	(Note 2)	(Note 2)
Cash	$307.9	$797.7
Investment securities	6,624.2	7,584.0
Receivables, net	87,248.9	82,050.5
Acquired intangibles, net	3,000.3	386.4
Goodwill	6,542.1	1,122.1
Properties and equipment, net	487.9	535.1
Real estate owned	486.3	427.1
Derivative financial assets	3,601.3	1,863.5
Other assets	3,280.5	3,094.2

Total assets	$111,579.4	$97,860.6

LIABILITIES AND SHAREHOLDER’S(S’) EQUITY
Debt:
Deposits	$60.7	$821.2
Commercial paper, bank and other borrowings	8,857.0	6,128.3
Due to affiliates	3,296.5	—
Senior and senior subordinated debt (with original maturities over one year)	75,111.9	74,776.2
Company obligated mandatorily redeemable preferred securities of subsidiary trusts*	1,021.5	975.0

Total debt	88,347.6	82,700.7
Insurance policy and claim reserves	1,336.2	1,047.6
Derivative related liabilities	2,981.6	1,183.9
Other liabilities	2,694.8	2,512.3

Total liabilities	95,360.2	87,444.5

Preferred stock	1,100.0	1,193.2
Common shareholder’s(s’) equity:
Common stock, $0.01 and $1.00 par value, 100 and 750,000,000 shares authorized, 50 and 551,811,025 shares issued at June 30, 2003 and December 31, 2002, respectively	—	551.8
Additional paid-in capital	14,646.0	1,911.3
Retained earnings	355.1	9,885.6
Accumulated other comprehensive income (loss)	118.1	(694.9)
Less common stock in treasury, 0 and 77,197,686 shares at June 30, 2003 and December 31, 2002, respectively, at cost	—	(2,430.9)

Total common shareholder’s(s’) equity	15,119.2	9,222.9

Total liabilities and shareholder’s(s’) equity	$111,579.4	$97,860.6

*	The sole assets of the trusts are Junior Subordinated Deferrable Interest Notes issued by Household International, Inc. in November 2001, January 2001, June 2000, March 1998 and June 1995, bearing interest at 7.50, 8.25, 10.00, 7.25 and 8.25 percent, respectively, and due November 2031, January 2031, June 2030, December 2037 and June 2025, respectively.

See notes to interim condensed consolidated financial statements.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	March 29 through June 30, 2003	January 1 through March 28, 2003	Six months through June 30, 2002
	(Successor)	(Predecessor)	(Predecessor)
	(Note 2)	(Note 2)	(Note 2)

CASH PROVIDED BY OPERATIONS
Net income	$373.7	$245.7	$998.4
Adjustments to reconcile net income to cash provided by operations:
Provision for credit losses on owned receivables	1,072.8	976.1	1,773.9
Insurance policy and claim reserves	(94.3)	47.2	86.8
Depreciation and amortization	121.5	53.5	116.5
Interest-only strip receivables, net change	197.8	36.4	(58.8)
Other, net	723.7	106.0	759.1

Cash provided by operations	2,395.2	1,464.9	3,675.9

INVESTMENTS IN OPERATIONS
Investment securities:
Purchased	(1,268.7)	(1,046.7)	(2,817.3)
Matured	660.5	584.2	621.8
Sold	234.6	768.4	232.0
Short-term investment securities, net change	1,555.5	(375.0)	(2,585.3)
Receivables:
Originations, net	(12,887.2)	(8,261.6)	(22,226.3)
Purchases and related premiums	(1,831.5)	(129.0)	(406.5)
Initial and fill-up securitizations	9,156.5	7,300.1	17,249.6
Whole loan sales	—	—	882.3
Properties and equipment purchased	(28.3)	(21.6)	(84.4)
Properties and equipment sold	2.2	.1	3.0

Cash decrease from investments in operations	(4,406.4)	(1,181.1)	(9,131.1)

FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change	1,977.6	(513.5)	(7,709.4)
Time certificates, net change	194.3	150.3	(951.8)
Due to affiliates, net change	3,296.5	—	—
Senior and senior subordinated debt issued	991.0	4,360.9	19,811.9
Senior and senior subordinated debt retired	(4,563.0)	(4,029.8)	(5,747.4)
Policyholders’ benefits paid	(64.0)	(35.6)	(214.0)
Cash received from policyholders	91.6	33.1	35.4
Shareholders’ dividends	(311.1)	(141.4)	(238.5)
Purchase of treasury stock	—	(164.1)	(160.0)
Issuance of common stock	—	62.2	86.4
Redemption of preferred stock	—	(114.4)	—
Issuance of preferred stock	—	—	387.4

Cash increase (decrease) from financing and capital transactions	1,612.9	(392.3)	5,300.0

Effect of exchange rate changes on cash	32.2	(15.2)	(41.8)

Decrease in cash	(366.1)	(123.7)	(197.0)
Cash at beginning of period	674.0	797.7	543.6

Cash at end of period	$307.9	$674.0	$346.6

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,104.2	$897.2	$1,891.8
Income taxes paid	253.2	39.6	469.0

SUPPLEMENTAL NON-CASH FINANCING AND CAPITAL ACTIVITIES
Push-down of purchase price by HSBC (Note 2)	$(12.0)	$14,658.5	—
Exchange of preferred stock for preferred stock issued to HSBC	—	1,100.0	—

See notes to interim condensed consolidated financial statements.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Household International, Inc. (“Household”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Household and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.  Merger with HSBC

On March 28, 2003, HSBC Holdings plc (“HSBC”) completed its acquisition of Household by way of merger with H2 Acquisition Corporation (“H2”), a wholly owned subsidiary of HSBC, acquiring 100 percent of the voting equity interest of Household in a purchase business combination. HSBC believes that the merger offers significant opportunities to extend Household’s business model into countries and territories currently served by HSBC and broadens the product range available to the enlarged customer base. Subsequent to the merger, H2 was renamed “Household International, Inc.” Under the terms of the merger agreement, each share of our approximately 476.0 million outstanding common shares at the time of merger was converted into the right to receive, at the holder’s election, either 2.675 ordinary shares of HSBC, of nominal value $0.50 each (“HSBC Ordinary Shares”), or 0.535 American depositary shares, each representing an interest in five HSBC Ordinary Shares. Additionally, each of Household’s depositary shares representing, respectively, one-fortieth of a share of 8 1/4% cumulative preferred stock, Series 1992-A, one-fortieth of a share of 7.50% cumulative preferred stock, Series 2001-A, one-fortieth of a share of 7.60% cumulative preferred stock, Series 2002-A and one-fortieth of a share of 7 5/8% cumulative preferred stock, Series 2002-B was converted into the right to receive $25 in cash per depositary share, plus accrued and unpaid dividends up to but not including the effective date of the merger which was an aggregate amount of approximately $1.1 billion. In consideration of HSBC transferring sufficient funds to make the payments described above with respect to Household’s depositary shares, we issued a new series of 6.50% cumulative preferred stock in the amount of $1.1 billion to HSBC on March 28, 2003. The preferred stock is redeemable by Household at any time after March 31, 2008.

Also on March 28, 2003, we called for redemption all the issued and outstanding shares of our 5.00% cumulative preferred stock, $4.50 cumulative preferred stock and $4.30 cumulative preferred stock totaling $114.4 million. Pursuant to the terms of these issues of preferred stock, we paid a redemption price of $50.00 per share of 5.00% cumulative preferred stock, $103.00 per share of $4.50 cumulative preferred stock and $100.00 per share of $4.30 cumulative preferred stock, plus, in each case, all dividends accrued and unpaid, whether or not earned or declared, to the redemption date. Additionally, on March 28, 2003, we declared a dividend of $0.8694 per share on our common stock, which was paid on May 6, 2003 to our holders of record on March 28, 2003.

In conjunction with HSBC’s acquisition of Household, we incurred acquisition related costs of $198.2 million. Consistent with the guidelines for accounting for business combinations, these costs were expensed in our income statement on March 28, 2003. These costs were comprised of the following:

(In millions)
Payments to executives under existing employment agreements	$97.0
Investment banking, legal and other costs	101.2

Total	$198.2

In accordance with the guidelines for accounting for business combinations, the purchase price paid by HSBC plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for the period subsequent to March 28, 2003. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger are presented using our historical basis of accounting. Results for the periods ended June 30, 2003 should not be considered indicative of the results for any future quarters or the year ending December 31, 2003.

The purchase price paid by HSBC plus related purchase accounting adjustments was valued at approximately $14.6 billion and is recorded as “Additional paid-in capital” in the accompanying condensed consolidated balance sheet. The $14.6 billion purchase price consisted of the following:

(In millions)
Value of HSBC ordinary shares issued	$14,365.7
Fair value of outstanding Household stock options, net of unearned compensation	111.9
Fair value of outstanding Household restricted stock rights, net of unearned compensation	1.9
Fair value of equity portion of adjustable conversion-rate equity security units	21.0
Acquisition costs incurred by HSBC	146.0

Total purchase price	$14,646.5

As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. During the second quarter, we made adjustments to our preliminary fair value estimates as additional information, including third party valuation data, was obtained. As of June 30, 2003, our fair value estimates have resulted in recording approximately $6.5 billion of goodwill and $3.0 billion of acquired intangibles. Additionally, as of June 30, 2003, fair value adjustments of approximately $0.1 billion have been made to increase assets and approximately $2.6 billion to increase liabilities to fair value.

These fair value adjustments represent current estimates and are subject to further adjustment as our valuation data is finalized. Goodwill has not yet been allocated to our operating units. None of the goodwill is expected to be deductible for tax purposes.

Approximately $3.0 billion of acquired intangibles were recorded as part of the allocation of the purchase price. Total acquired intangibles resulting from the merger were comprised of the following:

(In millions)
Purchased credit card relationships and related programs	$1,404.0
Retail Services merchant relationships	277.0
Other loan related relationships	326.1
Trade names	715.0
Technology, customer lists and other contracts	281.0

Total acquired intangibles	$3,003.1

The trade names are not subject to amortization. The remaining acquired intangibles are being amortized over their estimated useful lives either on a straight-line basis or in proportion to the underlying revenues generated. These useful lives range from 5 years for Retail Services merchant relationships to approximately 10 years for certain loan related relationships.

3.  Investment Securities

Investment securities consisted of the following available-for-sale investments:

	June 30, 2003		December 31, 2002
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Corporate debt securities	$2,084.4	$2,159.7	$2,032.8	$2,110.0
Money market funds	722.5	722.5	2,177.2	2,177.2
Certificates of deposit	127.3	125.9	167.7	173.0
U.S. government and federal agency debt securities	2,430.0	2,433.8	1,804.4	1,820.8
Marketable equity securities	19.5	21.9	28.6	19.8
Non-government mortgage backed securities	542.4	545.3	660.5	669.0
Other	527.0	529.8	523.8	536.3

Subtotal	6,453.1	6,538.9	7,395.0	7,506.1
Accrued investment income	85.3	85.3	77.9	77.9

Total available-for-sale investments	$6,538.4	$6,624.2	$7,472.9	$7,584.0

4.  Receivables

Receivables consisted of the following:

(In millions)	June 30, 2003	December 31, 2002

Real estate secured	$49,756.2	$45,818.5
Auto finance	2,576.3	2,023.8
MasterCard(1)/Visa(1)	9,368.6	8,946.5
Private label	12,060.1	11,339.6
Personal non-credit card	14,115.2	13,970.9
Commercial and other	430.6	463.0

Total owned receivables	88,307.0	82,562.3
Purchase accounting fair value adjustments	537.0	—
Accrued finance charges	1,538.6	1,537.6
Credit loss reserve for owned receivables	(3,658.6)	(3,332.6)
Unearned credit insurance premiums and claims reserves	(720.3)	(799.0)
Interest-only strip receivables	1,026.3	1,147.8
Amounts due and deferred from receivable sales	218.9	934.4

Total owned receivables, net	87,248.9	82,050.5
Receivables serviced with limited recourse	24,268.2	24,933.5

Total managed receivables, net	$111,517.1	$106,984.0

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the acquisition date.

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,980.3 million at June 30, 2003 and $1,759.5 million at December 31, 2002. Interest-only strip receivables also included fair value mark-to-market adjustments which increased the balance by $115.9 million at June 30, 2003 and $389.2 million at December 31, 2002.

Receivables serviced with limited recourse consisted of the following:

(In millions)	June 30, 2003	December 31, 2002

Real estate secured	$237.0	$456.2
Auto finance	5,285.3	5,418.6
MasterCard/Visa	9,604.8	10,006.1
Private label	4,261.3	3,577.1
Personal non-credit card	4,879.8	5,475.5

Total	$24,268.2	$24,933.5

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

(In millions)	June 30, 2003	December 31, 2002

Real estate secured	$49,993.2	$46,274.7
Auto finance	7,861.6	7,442.4
MasterCard/Visa	18,973.4	18,952.6
Private label	16,321.4	14,916.7
Personal non-credit card	18,995.0	19,446.4
Commercial and other	430.6	463.0

Total	$112,575.2	$107,495.8

5.  Credit Loss Reserves

An analysis of credit loss reserves for the three and six months ended June 30 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2003	2002	2003	2002
Owned receivables:
Credit loss reserves at beginning of period	$3,483.1	$2,876.6	$3,332.6	$2,663.1
Provision for credit losses	1,039.3	850.9	2,048.9	1,773.9
Charge-offs	(997.4)	(830.6)	(1,931.7)	(1,609.2)
Recoveries	66.2	65.0	126.6	124.9
Other, net	67.4	21.4	82.2	30.6

Credit loss reserves for owned receivables at June 30	3,658.6	2,983.3	3,658.6	2,983.3

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	1,776.2	1,269.9	1,759.5	1,148.3
Provision for credit losses	617.0	427.5	1,024.3	866.8
Charge-offs	(436.1)	(353.1)	(854.7)	(689.0)
Recoveries	23.8	26.0	43.9	49.1
Other, net	(.6)	15.3	7.3	10.4

Credit loss reserves for receivables serviced with limited recourse at June 30	1,980.3	1,385.6	1,980.3	1,385.6

Total credit loss reserves for managed receivables at June 30	$5,638.9	$4,368.9	$5,638.9	$4,368.9

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

HSBC intends, subject to receipt of regulatory and other approvals, to hold our domestic private label credit card receivables within HSBC’s U.S. banking subsidiary. As a result, HSBC anticipates regulatory accounting charge-off, loss provisioning and account management guidelines issued by the Federal Financial Institutions Examination Council, or FFIEC, will need to be applied to these receivables. Implementation of such guidelines will result in private label credit card receivables being charged off at 6 months contractually delinquent (end of the month 60 days after notification for receivables involving a bankruptcy) versus the current practice of generally being charged off the month following the month in which the account becomes 9 months contractually delinquent (end of the month 90 days after notification for receivables involving a bankruptcy). HSBC’s plans for ultimate collection on these receivables will therefore be demonstrably different from the current practice and may require different reserve requirements. As of June 30, 2003, we have not allocated any purchase price adjustment to owned loss reserves in contemplation of this change as the process for preparing regulatory approval requests for the movement of our private label card receivables to HSBC’s U.S. banking subsidiary has only recently been initiated. To the extent we proceed with this business plan, we currently estimate that such fair value adjustment to reflect the expected impact of the implementation of the regulatory guidelines would be an increase to owned loss reserves for such existing private label credit card receivables which were originated prior to March 29, 2003. We and HSBC are also evaluating whether select other products will also be held in the HSBC U.S. banking subsidiary.

6.  Acquired Intangibles

Acquired intangibles consisted of the following:

(In millions) June 30, 2003	Gross	Accumulated Amortization	Carrying Value

Purchased credit card relationships and related programs	$1,488.4	$47.3	$1,441.1
Retail Services merchant relationships	270.1	14.3	255.8
Other loan related relationships	326.1	9.7	316.4
Trade names	715.0	—	715.0
Technology, customer lists and other contracts	281.0	9.0	272.0

Acquired intangibles	$3,080.6	$80.3	$3,000.3

(In millions) December 31, 2002	Gross	Accumulated Amortization	Carrying Value

Purchased credit card relationships	$1,038.6	$670.8	$367.8
Other intangibles	26.5	7.9	18.6

Acquired intangibles	$1,065.1	$678.7	$386.4

Estimated amortization expense associated with our acquired intangibles for each of the following years is as follows:

(In millions) Year ending December 31,
2003	$258.4
2004	355.3
2005	334.5
2006	327.1
2007	309.5

7.  Income Taxes

For the second quarter, our effective tax rate was 33.7 percent in 2003 (successor) and 33.0 percent in 2002 (predecessor). Our effective tax rate was 33.7 percent for the period March 29 through June 30, 2003 (successor); 42.5 percent for the period January 1 through March 28, 2003 (predecessor); and 33.6 percent for the first six months of 2002 (predecessor). The effective tax rate for the period ended March 28, 2003 was adversely impacted by the non-deductibility of certain HSBC acquisition related costs. Excluding HSBC acquisition related costs of $198.2 million, which resulted in a $27.3 million tax benefit, our effective tax rate was 33.3 percent for the period January 1 through March 28, 2003. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

8.  Comprehensive Income

In 2003, comprehensive income was $528.1 million for the second quarter (successor), $491.8 million for the period March 29 through June 30 (successor) and $396.3 million for the period January 1 through March 28 (predecessor).

In 2002, comprehensive income was $297.7 million for the second quarter (predecessor) and $1,125.5 million for the six months ended June 30, 2002 (predecessor).

The components of accumulated other comprehensive income (loss) were as follows:

	June 30, 2003	December 31, 2002
(In millions)	(Successor)	(Predecessor)
Unrealized losses on cash flow hedging instruments	$(85.1)	$(736.5)
Unrealized gains on investments and interest-only strip receivables	126.5	319.3
Foreign currency translation and other adjustments	76.7	(277.7)

Accumulated other comprehensive income (loss)	$118.1	$(694.9)

The balances associated with the components of accumulated other comprehensive income (loss) on a “predecessor” basis were eliminated as a result of push-down accounting effective March 29, 2003 when the “successor” period began.

9.  Stock-Based Compensation

In 2002, we adopted the fair value method of accounting for our stock option and employee stock purchase plans. We elected to recognize stock compensation cost prospectively for all new awards granted under those plans beginning January 1, 2002 as provided under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (an amendment of FASB Statement No. 123)” (“SFAS No. 148”). Prior to 2002, we applied the recognition and measurement provisions of APB No. 25, “Accounting for Stock

Issued to Employees” in accounting for those plans. No compensation expense for these plans is reflected in net income for the quarter or six months ended June 30, 2002 as all employee stock options granted prior to January 1, 2002 had an exercise price equal to the market value of the underlying common stock on the date of grant and the purchase price for the shares issued under the employee stock purchase plan was not less than 85 percent of the market price. Because option expense is recognized over the vesting period of the awards, generally four years, compensation expense included in the determination of net income for the predecessor and successor periods in 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of FASB Statement No. 123.

In conjunction with the HSBC merger, outstanding stock options and restricted stock rights (“RSRs”) granted under our various equity plans were assumed by HSBC and converted into options to purchase or rights to receive ordinary shares of HSBC. Stock options and RSRs which were issued prior to November 2002 vested upon completion of the merger. The employee stock purchase plan was terminated on March 7, 2003 and Household stock was purchased on that date. These shares of Household common stock were converted into HSBC shares at the time of the merger. All rights to HSBC shares were adjusted based upon the agreed-upon merger exchange ratio as described in Note 2.

The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30, 2003	Three months ended June 30, 2002	March 29 through June 30, 2003	January 1 through March 28, 2003	Six months ended June 30, 2002
(In millions)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Net income, as reported	$364.0	$507.4	$373.7	$245.7	$998.4
Add stock-based employee compensation expense included in reported net income, net of tax:
Stock option and employee stock purchase plans	1.3	—	1.3	6.6	—
Restricted stock rights	2.4	8.7	2.4	11.5	17.2
Deduct stock-based employee compensation expense determined under the fair value method, net of tax:
Stock option and employee stock purchase plans	(1.3)	(7.3)	(1.3)	(52.6)	(14.4)
Restricted stock rights	(2.4)	(8.7)	(2.4)	(11.5)	(17.2)

Pro forma net income	$364.0	$500.1	$373.7	$199.7	$984.0

The pro forma compensation expense included in the table above may not be representative of the actual effects on net income for future years.

10.  Transactions with Affiliates

In the second quarter of 2003, we received $3.3 billion in funding from affiliates of HSBC. This funding was on terms comparable to those that would be made with unaffiliated parties. Interest expense on this funding totaled $4.6 million for both the quarter ended June 30, 2003 (successor) and the period March 29, 2003 through June 30, 2003 (successor).

In consideration of HSBC affiliates transferring sufficient funds to make the payments described in Note 2 with respect to Household’s depositary shares, we issued a new series of 6.50% cumulative preferred stock in the amount of $1.1 billion to HSBC on March 28, 2003. The preferred stock is redeemable by Household at any time after March 31, 2008.

11.  New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). Interpretation No. 46 clarifies the application of Accounting Research Bulletin Number 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by FASB Statement Number 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” are excluded from the scope of Interpretation No. 46. Interpretation No. 46 applies immediately to all variable interest entities created after January 31, 2003 and is effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. We adopted Interpretation No. 46 in the second quarter of 2003. This adoption did not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued Statement Number 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidelines are to be applied prospectively. The provisions of SFAS 149 that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We do not expect SFAS No. 149 will have a material impact to our financial position or results of operations.

In May 2003, the FASB issued Statement Number 150, “Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both” (“SFAS No. 150”). This limited scope statement prescribes changes to the classification of preferred securities of subsidiary trusts and the accounting for forward purchase contracts issued by a company in its own stock. SFAS No. 150 requires all preferred securities of subsidiary trusts to be classified as debt on the consolidated balance sheet and the related dividends as interest expense. We adopted SFAS No. 150 in the second quarter of 2003 and, therefore, have reclassified company obligated mandatorily redeemable preferred securities of subsidiary trusts as debt. Dividends on these securities have historically and will continue to be reported as interest expense in our consolidated statements of income.

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

We allocate resources and provide information to management for decision making on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to our reported financial information in our consolidated financial statements. This adjustment reclassifies net interest margin, fee income and loss provision into securitization revenue. Income statement information included in the table for the six months ended June 30, 2003 combines January 1 through March 28, 2003 (the “predecessor period”) and March 29 to June 30, 2003 (the “successor period”) in order to present “combined” financial results for the six-month period. Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure.

Reportable Segments—Managed Basis
(In millions)	Consumer	Credit Card Services	Inter- national	All Other	Totals	Adjustments/ Reconciling Items		Managed Basis Consolidated Totals	Securitization Adjustments		Owned Basis Consolidated Totals
Three months ended June 30, 2003
Net interest margin	$1,804.1	$471.6	$180.8	$207.1	$2,663.6	—		$2,663.6	$(718.3	)(4)	$1,945.3
Fee income	110.1	294.6	20.4	1.9	427.0	—		427.0	(167.3	)(4)	259.7
Other revenues, excluding fee income	144.5	36.7	77.1	143.8	402.1	$(40.1	)(1)	362.0	268.6	(4)	630.6
Intersegment revenues	30.3	6.9	3.1	(.2)	40.1	(40.1	)(1)	—	—		—
Provision for credit losses	1,182.9	383.3	85.1	3.0	1,654.3	2.0	(2)	1,656.3	(617.0	)(4)	1,039.3
Net income	175.2	94.3	43.9	77.3	390.7	(26.7)		364.0	—		364.0
Receivables	83,992.1	17,439.2	10,185.5	958.4	112,575.2	—		112,575.2	(24,268.2	)(5)	88,307.0
Assets	86,352.1	20,086.6	11,171.7	27,059.4	144,669.8	(8,822.2	)(3)	135,847.6	(24,268.2	)(5)	111,579.4

Three months ended June 30, 2002
Net interest margin	$1,718.9	$423.0	$154.1	$(15.4)	$2,280.6	—		$2,280.6	$(651.6	)(4)	$1,629.0
Fee income	84.3	256.5	13.1	1.4	355.3	—		355.3	(165.0	)(4)	190.3
Other revenues, excluding fee income	140.3	41.4	107.8	214.7	504.2	$(53.1	)(1)	451.1	389.1	(4)	840.2
Intersegment revenues	42.8	8.2	2.5	(.4)	53.1	(53.1	)(1)	—	—		—
Provision for credit losses	841.5	346.8	88.8	.4	1,277.5	.9	(2)	1,278.4	(427.5	)(4)	850.9
Net income	363.5	65.9	56.1	56.3	541.8	(34.4)		507.4	—		507.4
Receivables	80,134.5	16,566.9	7,648.8	1,110.4	105,460.6	—		105,460.6	(22,322.7	)(5)	83,137.9
Assets	82,320.2	17,612.6	8,915.6	19,643.9	128,492.3	(9,363.3	)(3)	119,129.0	(22,322.7	)(5)	96,806.3

Six months ended June 30, 2003
Net interest margin	$3,542.3	$950.2	$359.9	$169.8	$5,022.2	—		$5,022.2	$(1,443.9	)(4)	$3,578.3
Fee income	215.8	621.0	38.9	3.1	878.8	—		878.8	(322.0	)(4)	556.8
Other revenues, excluding fee income	153.1	94.7	149.9	511.3	909.0	$(76.5	)(1)	832.5	741.6	(4)	1,574.1
Intersegment revenues	56.2	15.5	5.7	(.9)	76.5	(76.5	)(1)	—	—		—
Provision for credit losses	2,122.7	774.6	170.0	2.6	3,069.9	3.3	(2)	3,073.2	(1,024.3	)(4)	2,048.9
Net income	391.5	222.1	75.1	(18.3)	670.4	(51.0)		619.4	—		619.4
Operating net income (6)	391.5	222.1	75.1	149.0	837.7	(51.0)		786.7	—		786.7

Six months ended June 30, 2002
Net interest margin	$3,377.1	$840.8	$307.5	$8.4	$4,533.8	—		$4,533.8	$(1,307.9	)(4)	$3,225.9
Fee income	172.9	527.0	23.2	4.2	727.3	—		727.3	(320.5	)(4)	406.8
Other revenues, excluding fee income	305.7	108.3	161.1	526.8	1,101.9	$(100.7	)(1)	1,001.2	761.6	(4)	1,762.8
Intersegment revenues	78.6	18.2	4.8	(.9)	100.7	(100.7	)(1)	—	—		—
Provision for credit losses	1,762.5	717.4	150.9	33.5	2,664.3	(23.6	)(2)	2,640.7	(866.8	)(4)	1,773.9
Net income	670.7	143.3	81.9	151.5	1,047.4	(49.0)		998.4	—		998.4

(1)	Eliminates intersegment revenues.
(2)	Eliminates bad debt recovery sales and reclassifies loss reserves between operating segments.
(3)	Eliminates investments in subsidiaries and intercompany borrowings.
(4)	Reclassifies net interest margin, fee income and loss provisions relating to securitized receivables to other revenues.
(5)	Represents receivables serviced with limited recourse.
(6)	This non-GAAP financial measure is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. Operating results, percentages and ratios exclude $167.3 million (after-tax) of HSBC acquisition related costs and other merger related items incurred by Household.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Dollar amounts are in millions)	Three months ended June 30, 2003	Three months ended June 30, 2002	Combined six months ended June 30, 2003		Six months ended June 30, 2002
Net income	$364.0	$507.4	$619.4	(1)	$998.4
Net interest margin	1,945.3	1,629.0	3,578.3		3,225.9
Provision for credit losses on owned receivables	1,039.3	850.9	2,048.9		1,773.9
Owned Basis Ratios:
Return on average owned assets	1.32%	2.18%	1.18	%(1)	2.18%
Return on average common shareholder’s(s’) equity	9.3	22.9	9.5	(1)	23.2
Net interest margin	8.51	7.62	7.91	(1)	7.72
Consumer net charge-off ratio, annualized	4.34	3.76	4.28		3.69
Reserves as a percentage of net charge-offs, annualized	98.2	97.4	101.3		100.5
Efficiency ratio (2)	42.0	37.5	44.9	(1)	37.3
Managed Basis Ratios: (3)
Return on average managed assets	1.08%	1.78%	.96	% (1)	1.77%
Net interest margin	9.23	8.55	8.76	(1)	8.64
Consumer net charge-off ratio, annualized	4.89	4.26	4.82		4.17
Reserves as a percentage of net charge-offs, annualized	104.9	100.0	107.8		102.8
Efficiency ratio (2)	34.3	32.1	37.9	(1)	32.0

	Owned Basis		Managed Basis (3)
(Dollar amounts are in millions)	June 30, 2003	December 31, 2002	June 30, 2003		December 31, 2002

Total assets	$111,579.4	$97,860.6	$135,847.6		$122,794.1
Receivables	88,307.0	82,562.3	112,575.2		107,495.8
Two-month-and-over contractual delinquency ratio	5.38%	5.34%	5.30%		5.24%
Reserves as a percentage of receivables	4.14	4.04	5.01		4.74
Reserves as a percentage of nonperforming loans	94.6	94.5	116.4		112.6
Common and preferred equity to assets	14.54	10.64	11.94		8.48
Tangible shareholder’s(s’) equity to tangible managed assets (4)(5)	n/a	n/a	6.66		9.08
Tangible common equity to tangible managed assets (4)(6)	n/a	n/a	4.51		6.83

(1)

The following non-GAAP financial information is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. For the six months ended

June 30, 2003, the operating results, percentages and ratios exclude $167.3 million (after-tax) of HSBC acquisition related costs and other merger related items incurred by Household.

	Three months ended June 30, 2003	Three months ended June 30, 2002	Combined six months ended June 30, 2003	Six months ended June 30, 2002

Operating net income (in millions)	$364.0	$507.4	$786.7	$998.4
Return on average owned assets	1.32%	2.18%	1.49%	2.18%
Return on average common shareholder’s (s’) equity	9.3	22.9	12.2	23.2
Owned basis net interest margin	8.51	7.62	7.91	7.72
Owned basis efficiency ratio	42.0	37.5	36.8	37.3
Return on average managed assets	1.08	1.78	1.21	1.77
Managed basis net interest margin	9.23	8.55	8.76	8.64
Managed basis efficiency ratio	34.3	32.1	34.8	32.0

(2)	Ratio of total costs and expenses less policyholders’ benefits to net interest margin and other revenues less policyholders’ benefits.
(3)	We monitor our operations and evaluate trends on both an owned basis as shown in our financial statements and on a managed basis. Managed basis reporting adjustments assume that securitized receivables have not been sold and are still on our balance sheet. Managed basis information is intended to supplement, and should not be considered a substitute for, owned basis reporting and should be read in conjunction with reported owned basis results.
(4)	Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”) and tangible common equity to tangible managed assets are non-GAAP financial ratios that are used by certain rating agencies as a measure to evaluate capital adequacy. These ratios may differ from similarly named measures presented by other companies. Because of its long-term subordinated nature and our ability to defer dividends, those rating agencies consider our company obligated mandatorily redeemable preferred securities of subsidiary trusts as equity in calculating these ratios. Because they include obligations to purchase HSBC ordinary shares in 2006, we include our Adjustable Conversion-Rate Equity Security Units as equity in calculating TETMA. Excluding the impact of “push-down” accounting on our assets and common shareholder’s equity, TETMA would have been 8.72 percent and tangible common equity to tangible managed assets would have been 6.61 percent at June 30, 2003. Common and preferred equity to total managed assets, the most directly comparable GAAP financial measure to TETMA, is also presented in our financial highlights.
(5)	Tangible shareholder’s(s’) equity consists of common shareholder’s(s’) equity (excluding unrealized gains and losses on investments and cash flow hedging instruments), preferred stock, company obligated mandatorily redeemable preferred securities of subsidiary trusts, and Adjustable Conversion-Rate Equity Security Units, less acquired intangibles and goodwill. Tangible managed assets represents total managed assets less acquired intangibles, goodwill and derivative financial assets.
(6)	Tangible common equity consists of common shareholder’s(s’) equity (excluding unrealized gains and losses on investments and cash flow hedging instruments) less acquired intangibles and goodwill. Tangible managed assets represents total managed assets less acquired intangibles, goodwill and derivative financial assets.

Basis of Reporting

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements, notes and tables included elsewhere in this report and in the Household International, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”). Management’s discussion and analysis may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “probable”, “may”, “will”, “should”, “would” and “could”. Forward-looking statements involve risks and uncertainties and are based on current views and assumptions. For a list of important factors that may affect our actual results, see our 2002

Form 10-K. In addition, as a subsidiary of HSBC, we may be affected by decisions made by HSBC or the perception investors, regulators or rating agencies have of HSBC. Such decisions and perceptions may also affect our forward-looking statements.

We monitor our operations and evaluate trends on a managed basis which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results and make decisions about allocating resources such as employees and capital on a managed basis. See Note 12, “Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information related to our results on a managed basis.

Management’s discussion and analysis is presented on an owned basis of reporting unless specifically noted. On an owned basis of reporting, net interest margin, provision for credit losses and fee income resulting from securitized receivables are included as components of securitization revenue.

Merger with HSBC

On March 28, 2003, HSBC Holdings plc (“HSBC”) completed its acquisition of Household by way of merger with H2 Acquisition Corporation (“H2”), a wholly owned subsidiary of HSBC, in a purchase business combination (see Note 2 to the accompanying condensed consolidated financial statements). Subsequent to the merger, H2 was renamed “Household International, Inc.” In accordance with the guidelines for accounting for business combinations, the purchase price paid by HSBC plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for periods subsequent to March 28, 2003, resulting in a new basis of accounting for the “successor” period beginning March 29, 2003. As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. During the second quarter, we made adjustments to our preliminary fair value estimates as additional information, including third party valuation data, was obtained. Information for all “predecessor” periods prior to the merger is presented on the historical basis of accounting.

To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the following discussion combines the “predecessor period” (January 1 to March 28, 2003) with the “successor period” (March 29 to June 30, 2003) to present “combined” results for the six months ended June 30, 2003.

Though we are still in the early stages of evaluating the impact that the merger may have on our total operations, we have identified the following items as near term priorities:

•	Funding benefits—during the quarter, we received $3.3 billion in funding from affiliates of HSBC and $1.1 billion from HSBC’s customers. We currently anticipate that we will continue to use HSBC’s available funding to partially fund our operations. This will reduce our reliance on the debt markets. Since the merger, we have experienced lower funding costs because we are now a subsidiary of HSBC. We anticipate that the tighter spreads we have experienced as a result of our merger with HSBC along with other funding synergies will eventually lead to funding expense savings of approximately $1.0 billion per year. However, it will take us some time to realize the full amount of these savings as our existing term debt will mature over the course of the next several years.

•	Technology integration.

•	Exporting and using our consumer credit business models and “best practices” into HSBC’s operations.

•	Expanding business opportunities including broader consumer product offerings and leveraging our existing business to business model with HSBC’s capabilities. This includes working with HSBC Bank

USA to develop a customer referral program.

•	Global processing opportunities.

It is too early to quantify the aggregate financial impact these business modifications may have with respect to Household.

Operations Summary

Our net income was $364.0 million in the second quarter of 2003, $255.4 million in the first quarter of 2003 and $507.4 million in the second quarter of 2002. Net income for the first six months of 2003 was $619.4 million, compared to $998.4 million in the year-ago period. Operating net income (a non-GAAP financial measurement of net income excluding HSBC acquisition related costs and other merger related items incurred by Household of $167.3 million, after-tax) was $786.7 million for the six months ended June 30, 2003. HSBC acquisition related costs include payments to executives under existing employment contracts and investment banking, legal and other costs relating to our acquisition by HSBC. We believe operating net income is an important measure in evaluating trends for comparison purposes.

Our net income during the second quarter of 2003 was positively impacted by purchase accounting adjustments which increased net income by $43.3 million and by the discontinuation of the shortcut method of accounting for our interest rate swaps under SFAS No. 133 due to the merger which increased net income by $47.3 million. Excluding these items as well as $167.3 million of HSBC acquisition related costs and other merger related items incurred by Household in the first quarter of 2003, our earnings declined compared to the prior quarter and prior year periods due to higher credit loss provision due to higher charge-offs and lower securitization activity in the current periods. Higher operating expenses to support receivables growth as well as increased legal and compliance costs also contributed to the decline over the prior year periods. Compared to the prior quarter, our net income also reflects lower revenue from our seasonal tax refund lending business. Partially offsetting these decreases to net income were higher net interest margin and, compared to the prior year periods, higher fee income. Excluding higher amortization of intangibles from purchase accounting adjustments and merger related charges, total costs and expenses declined from the prior quarter.

We are committed to taking a leadership role in the consumer finance industry by establishing a benchmark for quality. As a result, we will significantly increase our investment in compliance, monitoring and training to approximately $150 million during 2003 which is more than double the amount invested in 2002.

Segment Results—Managed Basis

Our Consumer segment reported net income of $175.2 million for the second quarter of 2003 compared to $363.5 million in the year-ago quarter. Year-to-date, net income was $391.5 million compared to $670.7 million for the first six months of 2002. Increases in net interest margin and fee income due to higher receivable levels were more than offset by higher credit loss provision due to higher charge-offs and higher operating expenses. Year-to-date results also reflect lower other revenues as a result of a decline in receivables securitized during the first six months of 2003 and the impact of higher securitization levels in 2002 as a result of our liquidity management plans. Our managed basis credit loss provision rose $341.4 million to $1.2 billion in the quarter and $360.2 million to $2.1 billion year-to-date as a result of increased levels of receivables and higher charge-offs. We increased our managed loss reserves by recording loss provision greater than charge-offs of $301.8 million in the quarter and $371.4 million year-to-date. Higher operating expenses were the result of additional operating costs to support the increased receivable levels and higher legal and compliance costs. Managed receivables grew to $84.0 billion at June 30, 2003, compared to $80.5 billion at March 31, 2003 and $80.1 billion at June 30, 2002. Compared to the prior quarter, growth was driven by higher real estate secured receivables in our correspondent business and portfolio acquisitions. During the quarter, we acquired a $1.2 billion private label portfolio and $.5 billion in newly originated auto finance loans from recently established strategic alliances. Compared to the prior year, growth was strongest in our private label portfolio as a result of portfolio acquisitions and organic growth. Real estate receivables grew modestly since June 30, 2002. Strong growth in our correspondent business was substantially offset by $5.4 billion of whole loan sales in the second half of 2002. Receivable levels in our branch-based Consumer Lending business continue to reflect weak sales momentum following our intentional fourth quarter 2002 slowdown and higher run-off. Return on average managed assets (“ROMA”) was 0.82 and 0.93 percent in the second quarter and first six months of 2003 compared to 1.81 and 1.68 percent in the year-ago periods. The decline in the ratios reflect higher credit loss provision, higher operating expenses and weaker receivables growth. The year-to-date ratio also reflects lower securitization revenue.

Our Credit Card Services segment reported improved results over the prior-year periods. Net income increased to $94.3 million for the second quarter compared to $65.9 million for the year-ago quarter. Year-to-date, net income increased to $222.1 million compared to $143.3 million for the first six months of 2002. The increase was due primarily to higher net interest margin and fee income. Net interest margin increased $48.6 million to $471.6 million for the quarter and $109.4 million to $950.2 million year-to-date as a result of higher receivable levels and margin spreads. Net interest margin as a percent of average receivables increased in the quarter as a result of lower funding costs and pricing floors which capped rate reductions on certain variable rate credit card products. Fee income increased $38.1 million to $294.6 million for the quarter and $94.0 million to $621.0 million year-to-date. Partially offsetting the revenue growth was higher credit loss provision which increased $36.5 million during the quarter and $57.2 million year-to-date as a result of the higher receivable levels and the continued weak economy. Managed receivables were $17.4 billion at June 30, 2003, compared to $17.2 billion at March 31, 2003 and $16.6 billion at June 30, 2002. ROMA was 1.90 and 2.21 percent in the second quarter and first six months of 2003 compared to 1.50 and 1.63 percent in the year-ago periods.

Our International segment reported net income of $43.9 million for the second quarter compared to $56.1 million for the year-ago quarter. Year-to-date, net income was $75.1 million compared to $81.9 million for the first six months of 2002. Net interest margin increased $26.7 million to $180.8 million for the quarter and $52.4 million to $359.9 million year-to-date due to higher receivable levels. Although receivable levels have increased over the prior year periods, net interest margin as a percentage of average receivables has declined due to mix and pricing. Credit loss provision rose $19.1 million to $170.0 million year-to-date primarily as a result of increased levels of receivables, but declined $3.7 million compared to the year-ago quarter. Total costs and expenses increased $22.0 million during the quarter and $46.5 million year-to-date primarily as a result of higher salary expenses to support receivables growth and higher policyholder benefits, which resulted from increased sales volumes. Managed receivables totaled $10.2 billion at June 30, 2003, compared to $9.1 billion at March 31, 2003 and $7.6 billion at June 30, 2002. Growth over the prior quarter was strongest in our private label portfolio as the result of a $.4 billion portfolio acquisition. Compared to the year ago quarter, growth was strongest in our MasterCard and Visa portfolio in the U.K. The increase in receivables over the June 2002 balance was also impacted by favorable translation adjustments of approximately $.8 billion. ROMA was 1.64 and 1.43 percent in the second quarter and first six months of 2003 compared to 2.68 and 1.96 percent in the year-ago periods.

Balance Sheet Review

	June 30, 2003	Increase (decrease) from March 31, 2003		Increase (decrease) from June 30, 2002
(All dollar amounts are stated in millions)		$	%	$	%
Real estate secured	$49,756.2	$2,499.6	5.3%	$1,444.1	3.0%
Auto finance	2,576.3	420.1	19.5	213.7	9.0
MasterCard(1)/Visa(1)	9,368.6	916.1	10.8	2,487.9	36.2
Private label	12,060.1	870.7	7.8	1,233.0	11.4
Personal non-credit card(2)	14,115.2	188.2	1.4	(157.4)	(1.1)
Commercial and other	430.6	(26.1)	(5.7)	(52.2)	(10.8)

Total owned receivables	$88,307.0	$4,868.6	5.8%	$5,169.1	6.2%

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.
(2)	Personal non-credit card receivables are comprised of the following:

(In millions)	June 30, 2003	March 31, 2003	June 30, 2002
Domestic personal unsecured	$6,673.5	$6,503.5	$6,710.3
Union Plus personal unsecured	862.0	977.6	1,193.7
Personal homeowner loans	3,851.5	3,974.2	4,393.2
Foreign unsecured	2,728.2	2,471.7	1,975.4

Total personal non-credit card	$14,115.2	$13,927.0	$14,272.6

Owned receivables of $88.3 billion at June 30, 2003 increased $5.2 billion from a year ago. Excluding acquisitions of $2.3 billion and dispositions of $5.4 billion, receivable growth was 10 percent during the last twelve months. Driven by growth in our correspondent business, real estate secured receivables increased $1.4 billion over the year-ago period, despite whole loan sales of $5.4 billion in the second half of 2002. Overall receivable growth in our branch-based Consumer Lending business throughout the first half of 2003 reflects weak sales momentum following our intentional fourth quarter 2002 slowdown and higher run-off. Auto finance receivables increased $213.7 million to $2.6 billion at June 30, 2003 which reflected $.6 billion in newly originated loans acquired from strategic alliances established during the year. Growth resulting from these channels and from originations was partially offset by securitization activity. MasterCard and Visa receivables increased $2.5 billion to $9.4 billion at June 30, 2003 despite increased securitization activity in 2002. MasterCard and Visa growth was strongest in our U.K. marbles™ and domestic subprime direct mail portfolios. Our partner programs, which include both our GM and Union Plus portfolios, also reported growth. Private label receivables increased $1.2 billion to $12.1 billion. This growth reflects owned portfolio acquisitions of $1.2 billion during the current quarter and $.5 billion during the fourth quarter of 2002 as well as organic growth through existing merchants which were partially offset by securitization activity. Personal non-credit card receivable growth generated by our branches was more than offset by securitization activity in 2002.

Compared to March 31, 2003, growth in our real estate secured portfolio was due to growth in our correspondent business. MasterCard and Visa growth was largely due to growth in our GM portfolio and reduced securitization levels. As previously discussed, growth in private label receivables reflects portfolio acquisitions and growth in auto finance receivables reflects the benefit of new strategic alliances. Both our private label and auto finance portfolios were also impacted by higher levels of securitizations compared to the first quarter.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 5.38 percent at June 30, 2003, compared with 5.50 percent at March 31, 2003 and 4.53 percent at June 30, 2002. The annualized consumer owned charge-off ratio in the second quarter of 2003 was 4.34 percent, compared with 4.22 percent in the prior quarter and 3.76 percent in the year-ago quarter. See “Credit Loss Reserves” and “Credit Quality” for further discussion.

Liquidity and Capital Resources

The merger with HSBC has improved our access to the capital markets and lowered our funding costs compared with those that we would have incurred had the merger not occurred. Following completion of the merger with HSBC, Standard & Poor’s upgraded our long-term debt rating to “A” and our short-term debt rating to “A-1”; Moody’s Investors Service (“Moody’s”) placed our long-term debt ratings on review for possible upgrade and Fitch Ratings confirmed our debt ratings and removed us from “Ratings Watch Evolving”. These revised ratings and actions also apply to our principal borrowing subsidiaries, including Household Finance Corporation (“HFC”). In June 2003, Moody’s upgraded our senior debt rating from A3 to A2 and HFC’s senior debt rating from A2 to A1.

Significant liquidity and capital transactions during the first half of 2003, included the following:

•	We received $3.3 billion in funding from affiliates of HSBC during the current quarter. This total included $1.5 billion of short-term domestic funding, $1.5 billion in short-term U.K. funding and $300 million of long-term funding. The interest rates on this funding are comparable to those available to us from unaffiliated parties.

•	We increased our outstanding commercial paper balance by $2.6 billion to $7.2 billion at June 30, 2003. The increase is attributable to the upgrade of our debt ratings following the HSBC merger which expanded our universe of potential buyers and to a new Euro commercial paper program. At June 30, 2003, outstanding Euro commercial paper totaled $1.4 billion, including $1.1 billion which was sold to customers of HSBC. This program has expanded our European investor base.

•	We reduced our investment security liquidity portfolio from $3.9 billion at December 31, 2002 to $3.3 billion at June 30, 2003. Of these amounts, $2.3 billion was dedicated to our credit card bank at June 30, 2003 and $2.2 billion was dedicated to our credit card bank at December 31, 2002. As the maintenance of this portfolio adversely impacts our net interest margin and net income due to the lower return generated by these assets, we plan to reduce this portfolio given the increased available liquidity arising from HSBC affiliates and customers. Our insurance subsidiaries held an additional $3.2 billion of investment securities at June 30, 2003 compared with $3.1 billion at December 31, 2002.

•	We reduced our committed back-up lines of credit by $2.4 billion to $7.6 billion. We also reduced our conduit capacity for real estate secured receivables by $4.25 billion and for MasterCard and Visa receivables by $350 million. Both reductions were the result of additional liquidity capacity now available from HSBC and its affiliates.

•	Deposits decreased $760.5 million as a result of maturities in the U.K. during the quarter which were replaced with funding from HSBC.

•	We issued $850.0 million of domestic medium-term notes, $1.6 billion in foreign currency-denominated bonds and $2.05 billion of global debt.

•	We issued $674.4 million of InterNotes(SM) (retail-oriented medium-term notes).

•	In July 2003 we called Household Capital Trusts I and IV. These company obligated mandatorily redeemable preferred securities of subsidiary trusts totaled $275 million and will be redeemed in August 2003. Capital Trusts I and IV are expected to be replaced with additional preferred stock issued to HSBC.

•	The composition of receivables securitized (excluding replenishments of certificateholder interests) was as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2003	2002	2003	2002
MasterCard/Visa	—	$613.4	$320.0	$1,213.4
Auto finance	$596.3	925.0	1,007.1	1,350.0
Private label	250.0	—	250.0	500.0
Personal non-credit card	305.0	450.0	815.0	1,352.7

Total	$1,151.3	$1,988.4	$2,392.1	$4,416.1

Securitization levels in the first half of 2002 reflect the impact of our liquidity management plans.

•	During the first quarter of 2003, we redeemed outstanding shares of our $4.30, $4.50 and 5.00 percent cumulative preferred stock pursuant to their respective terms. Additionally, the outstanding shares of our 7.625, 7.60, 7.50 and 8.25 percent preferred stock were converted into the right to receive cash from HSBC in an amount equal to their liquidation value, plus accrued and unpaid dividends which was an aggregate amount of $1.1 billion. In consideration of HSBC transferring sufficient funds to make the payments described above with respect to our 7.625, 7.60, 7.50, and 8.25 percent preferred stock, we issued a new series of 6.50 percent cumulative preferred stock in the amount of $1.1 billion to HSBC on March 28, 2003.

Our ratio of tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”) was 6.66 percent at June 30, 2003, 6.98 percent at March 31, 2003, and 9.08 percent at December 31, 2002. Tangible common equity to tangible managed assets was 4.51 percent at June 30, 2003, 4.79 percent at March 31, 2003, and 6.83 percent at December 31, 2002. These ratios represent non-GAAP financial ratios that are used by certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. These ratios were negatively impacted by the purchase accounting adjustments which were “pushed down” to Household which increased goodwill by approximately $5.4 billion, acquired intangibles by approximately $2.6 billion, and common equity by approximately $5.6 billion at the time of acquisition. Excluding the impact of “push-down” accounting on our assets and common shareholder’s equity, TETMA would have been 8.72 percent at June 30, 2003 and 8.78 percent at March 31, 2003 and tangible common equity to tangible managed assets would have been 6.61 percent at June 30, 2003 and 6.60 percent at March 31, 2003. We are committed to maintaining at least a mid single “A” rating and will continue to review appropriate capital levels with our rating agencies. Common and preferred equity to total managed assets, the GAAP financial measure most directly comparable to TETMA, was 11.94 percent at both June 30, 2003 and March 31, 2003, and 8.48 percent at December 31, 2002. Because of its long-term subordinated nature and our ability to defer dividends, certain rating agencies consider our company obligated mandatorily redeemable preferred securities of subsidiary trusts as equity in calculating TETMA. Because they include obligations to purchase HSBC ordinary shares in 2006, we include our Adjustable Conversion-Rate Equity Security Units as equity in calculating TETMA.

Commercial paper, bank and other borrowings increased $3.2 billion from March 31, 2003 and $2.7 billion from year-end 2002 to $8.9 billion at June 30, 2003. The increases are due to the previously discussed increases in commercial paper. Senior and senior subordinated debt (with original maturities over one year) was $75.1 billion at June 30, 2003 and $74.8 billion at December 31, 2002. The increase reflects purchase accounting adjustments which have been “pushed down” to record our debt at fair value. Excluding purchase accounting adjustments, senior and senior subordinated debt decreased as maturities and retirements were replaced with short-term funding, including funding from affiliates of HSBC.

Prior to the merger with HSBC, the majority of our fair value and cash flow hedges qualified for shortcut accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). Under the Financial Accounting Standards Board’s interpretations of SFAS No. 133, the shortcut method of accounting is no longer allowed for interest rate swaps which were outstanding at the time of the merger. The discontinuation of shortcut accounting increased net income by $47.3 million during the second quarter of 2003 and has been recorded in other income. We currently are in the process of restructuring our swap portfolio to regain use of the shortcut method of accounting in order to reduce the potential volatility of future earnings.

Securitizations and Secured Financings    Securitizations (which are structured to receive sale treatment under Statement of Financial Accounting Standards No. 140 (“SFAS No. 140”) and secured financings (which do not receive sale treatment under SFAS No. 140) of consumer receivables have been, and will continue to be, a source of liquidity for us. Securitizations and secured financings are used to limit our reliance on the unsecured debt markets and often are more cost-effective than alternative funding sources.

In a securitization, a designated pool of non-real estate consumer receivables is removed from the balance sheet and tr ansferred to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity

(“QSPE”) as defined by SFAS No. 140 and, therefore, is not consolidated. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The securities are collateralized by the underlying receivables transferred to the QSPE. At the time of sale, an interest-only strip receivable is recorded, representing the present value of the cash flows we expect to receive over the life of the securitized receivables, net of estimated credit losses. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables.

In a secured financing, a designated pool of receivables, typically real estate secured, are conveyed to a wholly owned limited purpose subsidiary which in turn transfers the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. We do not recognize a gain in a secured financing transaction. Because the receivables and the debt remain on our balance sheet, revenues and expenses are reported consistently with our owned balance sheet portfolio. Using this source of funding results in similar cash flows as issuing debt through alternative funding sources. As of June 30, 2003, closed-end real estate secured receivables totaling $6.5 billion secured $5.6 billion of outstanding debt related to these transactions. At December 31, 2002, closed-end real estate secured receivables totaling $8.5 billion secured $7.5 billion of outstanding debt related to these transactions.

Our securitized receivables totaled $24.3 billion at June 30, 2003, compared to $24.9 billion at December 31, 2002. We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At June 30, 2003, securitizations structured as sales represented 22 percent and secured financings represented 5 percent of the funding associated with our managed portfolio. At December 31, 2002, securitizations structured as sales represented 23 percent and secured financings represented 7 percent of the funding associated with our managed portfolio.

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

Net interest margin    Net interest margin on an owned basis was $1.9 billion for the second quarter of 2003, up 19 percent from $1.6 billion for both the previous and prior-year quarters. Net interest margin on an owned basis for the first six months of 2003 was $3.6 billion, up from $3.2 billion in the prior-year period. The increases were primarily due to amortization of purchase accounting adjustments. Receivables growth and lower funding costs also contributed to the increase. Excluding amortization of purchase accounting adjustments, net interest margin on an owned basis was $1.7 billion in the current quarter and $3.3 billion year-to-date.

Net interest margin as a percent of average owned interest-earning assets, annualized, was 8.51 percent in the quarter and 7.91 percent in the first six months of 2003, compared to 7.62 and 7.72 percent in the year-ago periods. The increases were primarily attributable to lower interest expense resulting from amortization of purchase accounting fair value adjustments. Excluding amortization of the fair value adjustments, net interest margin as a percent of average interest-earning assets, annualized, was 7.40 percent in the quarter and 7.33 percent in the first six months of 2003. The decreases were attributable to lower yields on our receivables due to repricings and to our liquidity-related investment portfolio which was substantially increased during the first half of 2002 and has lower yields than our receivable portfolio, partially offset by lower funding costs.

Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin was $2.7 billion in the second quarter of 2003, up from $2.4 billion in the previous quarter and $2.3 billion in the year-ago quarter. For the six months ended June 30, managed basis net interest margin was $5.0 billion in 2003 and $4.5 billion in 2002. Net interest margin as a percent of average managed interest-earning assets, annualized, was 9.23 percent in the current quarter and 8.76 percent for the first six months of 2003, compared to 8.55 and 8.64 percent in the year-ago periods. The increases in 2003 were attributable to lower interest expense partially offset by lower yields on our receivables as explained above.

Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields.

Provision for credit losses    The provision for credit losses for receivables was $1.0 billion for the second quarter of 2003, compared to $1.0 billion in the previous quarter and $850.9 million in the prior-year quarter. The provision for the first six months of 2003 was $2.0 billion, compared to $1.8 billion in the year-ago period. The provision as a percent of average owned receivables, annualized, was 4.82 percent in the second quarter of 2003, 4.85 percent in the first quarter of 2003 and 4.15 percent in the second quarter of 2002. Receivables growth, increases in personal bankruptcy filings, higher delinquencies and the weak economy contributed to the higher provision. We recorded owned loss provision greater than charge-offs of $108.1 million in the second quarter of 2003 and $243.8 million year-to-date. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See Note 5, “Credit Loss Reserves” to the accompanying condensed consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues    Total other revenues were $890.3 million and $2.1 billion for the second quarter and first six months of 2003, compared to $1.0 and $2.2 billion for the same periods in 2002 and included the following:

(In millions)	Three months ended June 30, 2003	Three months ended June 30, 2002	Combined six months ended June 30, 2003	Six months ended June 30, 2002
Securitization revenue	$282.6	$523.4	$723.7	$1,041.7
Insurance revenue	183.3	177.5	360.6	347.6
Investment income	33.2	44.0	114.5	90.2
Fee income	259.7	190.3	556.8	406.8
Other income	131.5	95.3	375.3	283.3

Total other revenues	$890.3	$1,030.5	$2,130.9	$2,169.6

Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread.

Securitization revenue included the following:

(In millions)	Three months ended June 30, 2003	Three months ended June 30, 2002	Combined six months ended June 30, 2003	Six months ended June 30, 2002
Net initial gains	$32.3	$73.8	$67.6	$148.2
Net replenishment gains	134.5	127.0	271.4	251.2
Servicing revenue and excess spread	115.8	322.6	384.7	642.3

Total	$282.6	$523.4	$723.7	$1,041.7

The decreases in securitization revenue were due to decreases in the level of receivables securitized during the second quarter and first six months of 2003 and lower excess spread which included amortization of purchase accounting fair value adjustments to our interest-only strip receivables. Securitization levels in the first half of 2002 were higher pursuant to our liquidity management plans. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives.

Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income (loss), decreased $192.7 million in the second quarter of 2003 and $234.2 million for the first six months of 2003, compared to increases of $29.8 in the second quarter and $58.8 million in the first six months of 2002.

Insurance revenue was $183.3 and $360.6 million in the second quarter and first six months of 2003 compared to $177.5 and $347.6 million in the year-ago periods. The increases reflected increased sales in our United Kingdom subsidiary.

Investment income, which includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities, was $33.2 and $114.5 million in the second quarter and first six months of 2003 compared to $44.0 and $90.2 million in the year-ago periods. The decrease in the quarter was primarily attributable to the amortization of purchase accounting adjustments. Gains from security sales totaled $40.5 million for the six months ended June 30, 2003 and $1.3 million in the prior year period.

Fee income, which includes revenues from fee-based products such as credit cards, was $259.7 and $556.8 million in the second quarter and first six months of 2003 compared to $190.3 and $406.8 million in the year-ago periods. The increases were due to higher levels of credit card fees from both credit card businesses. See Note 12, “Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, was $131.5 and $375.3 million in the second quarter and first six months of 2003 compared to $95.3 and $283.3 million in the year-ago periods. The increases were primarily attributable to $74.4 million in SFAS No. 133 income due to our discontinuation of the shortcut method of accounting and higher revenues from our mortgage operations. These increases were partially offset by lower revenues from our tax refund lending business.

Expenses    Total costs and expenses were $1.2 billion for the second quarter of 2003, $1.4 billion in the previous quarter and $1.1 billion in the year-ago quarter. Excluding higher amortization of intangibles from purchase accounting adjustments and merger related charges, total costs and expenses declined from the first quarter. Year-to-date, total costs and expenses were $2.7 billion in 2003 and $2.1 billion in 2002. Our owned basis efficiency ratio was 42.0 percent for the second quarter of 2003, 47.8 percent for the previous quarter and 37.5 percent for the year-ago quarter. Year-to-date, our owned basis efficiency ratio was 44.9 percent in 2003 and 37.3 percent in 2002.

Total costs and expenses included the following:

(In millions)	Three months ended June 30, 2003	Three months ended June 30, 2002	Combined six months ended June 30, 2003	Six months ended June 30, 2002
Salaries and fringe benefits	$488.6	$453.0	$997.2	$898.3
Sales incentives	83.2	67.6	122.3	121.7
Occupancy and equipment expense	100.0	93.3	201.2	185.5
Other marketing expenses	135.2	133.5	278.7	273.9
Other servicing and administrative expenses	263.7	204.1	586.6	435.8
Amortization of acquired intangibles	78.3	12.6	92.6	32.4
HSBC acquisition related costs incurred by Household	—	—	198.2	—
Policyholders’ benefits	98.4	87.4	192.4	171.4

Total costs and expenses	$1,247.4	$1,051.5	$2,669.2	$2,119.0

Salaries and fringe benefits for the second quarter and first six months of 2003 were $488.6 and $997.2 million compared to $453.0 and $898.3 million in the second quarter and first six months of 2002. The increases were primarily due to additional staffing in our businesses as well as higher employee benefit expenses.

Sales incentives for the second quarter and first six months of 2003 were $83.2 and $122.3 million compared to $67.6 and $121.7 million in the comparable prior-year periods. The increases were primarily due to increases in our Mortgage Services business. For the year-to-date period, these increases were substantially offset by lower new loan volume in our branches.

Occupancy and equipment expense for the second quarter and first six months of 2003 were $100.0 and $201.2 million compared to $93.3 and $185.5 million in the comparable prior-year periods. The increases were primarily the result of higher repairs and occupancy maintenance costs.

Other marketing expenses for the second quarter and first six months of 2003 of $135.2 and $278.7 million were comparable to $133.5 and $273.9 million in the same prior-year periods.

Other servicing and administrative expenses for the second quarter and first six months of 2003 were $263.7 and $586.6 million compared to $204.1 and $435.8 million in the comparable prior-year periods. The increases were primarily due to receivable growth as well as higher legal and compliance costs. Higher collection expenses also contributed to the increases.

Amortization of acquired intangibles for the second quarter and first six months of 2003 were $78.3 and $92.6 million compared to $12.6 and $32.4 million in the comparable prior-year periods. The increases were primarily attributable to acquired intangibles established in conjunction with the HSBC merger.

HSBC acquisition related costs incurred by Household in the first quarter of 2003 were $198.2 million. HSBC acquisition related costs include payments to executives under existing employment contracts and investment banking, legal and other costs relating to our acquisition by HSBC.

Policyholders’ benefits for the second quarter and first six months of 2003 were $98.4 and $192.4 million compared to $87.4 and $171.4 million in the comparable prior-year periods. The increases reflect amortization of fair value adjustments relating to our insurance business and for the six months ended June 30, 2003, higher sales in our United Kingdom subsidiary.

Credit Loss Reserves

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and intended to be adequate but not excessive. We estimate probable losses for consumer receivables based on delinquency and restructure status and past loss experience. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, an external debt management plan, modification, extension, or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan. Our consumer credit management policies focus on product type and specific portfolio risk factors. Our consumer credit portfolio is diversified by product and geographic location. See Note 4, “Receivables,” in the accompanying condensed consolidated financial statements for receivables by product type and Note 5, “Credit Loss Reserves,” for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the second quarter and first six months of 2003 and 2002.

The following table sets forth owned basis credit loss reserves for the periods indicated:

(All dollar amounts are stated in millions)	June 30, 2003	March 31, 2003	June 30, 2002
Owned credit loss reserves	$3,658.6	$3,483.1	$2,983.3
Reserves as a percent of:
Receivables	4.14%	4.17%	3.59%
Net charge-offs (1)	98.2	99.6	97.4
Nonperforming loans	94.6	92.7	97.2

(1)	Quarter-to-date, annualized

Reserves as a percentage of receivables at June 30, 2003 reflect the impact of the weak economy, higher delinquency levels, and the continuing uncertainty as to the ultimate impact the weakened economy will have on charge-off and delinquency levels.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

(All dollar amounts are stated in millions)	June 30, 2003	March 31, 2003	June 30, 2002
Managed credit loss reserves	$5,638.9	$5,259.3	$4,368.9
Reserves as a percent of:
Receivables	5.01%	4.88%	4.14%
Net charge-offs (1)	104.9	103.3	100.0
Nonperforming loans	116.4	111.3	112.4

(1)	Quarter-to-date, annualized

Credit Quality

HSBC intends, subject to receipt of regulatory and other approvals, to hold our domestic private label credit card receivables within HSBC’s U.S. banking subsidiary. As a result, HSBC anticipates regulatory accounting charge-off, loss provisioning and account management guidelines issued by the Federal Financial Institutions Examination Council, or FFIEC, will need to be applied to these receivables. Implementation of such guidelines will result in private label credit card receivables being charged-off at 6 months contractually delinquent (end of the month 60 days after notification for receivables involving a bankruptcy) versus the current practice of generally being charged-off the month following the month in which the account becomes 9 months contractually delinquent (end of the month 90 days after notification for receivables involving a bankruptcy). HSBC’s plans for ultimate collection on these receivables will therefore be demonstrably different from the current practice and may require different reserve requirements. As of June 30, 2003, we have not allocated any purchase price adjustment to owned loss reserves in contemplation of this change as the process for preparing regulatory approval requests for the movement of our private label card receivables to HSBC’s U.S. banking subsidiary has only recently been initiated. To the extent we proceed with this business plan, we currently estimate that such fair value adjustment to reflect the implementation of the regulatory guidelines would be an increase to owned loss reserves for such existing private label credit card receivables which were originated prior to March 29, 2003. We and HSBC are also evaluating whether select other products will also be held in the HSBC U.S. banking subsidiary.

Delinquency—Owned Basis

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

	June 30, 2003	March 31, 2003	June 30, 2002(1)
Real estate secured	4.27%	4.15%	2.78%
Auto finance	2.49	2.75	2.99
MasterCard/Visa	5.97	6.87	6.13
Private label	5.45	6.06	6.19
Personal non-credit card	9.39	9.23	8.69

Total	5.38%	5.50%	4.53%

(1)	As discussed in our quarterly report on Form 10-Q for the quarter ended March 31, 2003, owned two-months-and-over contractual delinquency for personal non-credit card was overstated due to a calculation error. The correct percentages are included in the table above. The managed two-months-and-over contractual delinquency ratios reported for prior periods were correct.

Total owned delinquency decreased compared to the prior quarter. The increase in our real estate secured portfolio reflects the seasoning and maturation of the portfolio, the impact of first payment default repurchases from previous loan sales, and higher levels of receivables in the process of foreclosure. The decrease in auto finance delinquency reflects the positive impact of second quarter acquisitions from strategic alliances which were partially offset by seasonal increases. The decrease in MasterCard and Visa delinquency is consistent with historical seasonal trends. Lower private label delinquency was due in large part to portfolio acquisitions during the quarter.

Compared to a year ago, higher levels of new bankruptcy filings and continued softness of the economy, including higher unemployment, caused the overall rise in the delinquency ratio. A major contributor to the higher real estate secured delinquency ratio was reduced growth in the portfolio due to loan sales and reduced originations, especially in the fourth quarter of 2002.

Net Charge-offs of Consumer Receivables—Owned Basis

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

	June 30, 2003	March 31, 2003	June 30, 2002
Real estate secured	1.03%	1.12%	.85%
Auto finance	5.30	7.71	4.80
MasterCard/Visa	10.43	9.26	9.94
Private label	6.41	6.27	5.86
Personal non-credit card	9.87	9.04	8.59

Total	4.34%	4.22%	3.76%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.46%	1.52%	1.23%

The weakened economy caused the increase in charge-off ratios over both the previous and prior year quarters. Compared to the previous quarter, the decrease in auto finance charge-offs reflects improved seasonal trends and tightened credit standards on new originations and purchases over the last several months. Higher bankruptcies contributed to the increase in our MasterCard/Visa and personal non-credit card portfolios.

Compared to the prior year quarter, the increase in the charge-off ratio was primarily attributable to the weakened economy and higher bankruptcy filings. Charge-offs in our personal non-credit card portfolio increased more than most other products because our typical personal non-credit card customer is less resilient and, therefore, more exposed to the recent economic downturn.

Owned Nonperforming Assets

(In millions)	June 30, 2003	March 31, 2003	June 30, 2002(1)
Nonaccrual receivables	$3,021.2	$2,880.3	$2,316.4
Accruing consumer receivables 90 or more days delinquent	843.8	877.9	750.6
Renegotiated commercial loans	1.5	1.4	1.4

Total nonperforming receivables	3,866.5	3,759.6	3,068.4
Real estate owned	486.3	444.9	456.7

Total nonperforming assets	$4,352.8	$4,204.5	$3,525.1

Credit loss reserves as a percent of nonperforming receivables	94.6%	92.7%	97.2%

(1)	As discussed in our quarterly report on Form 10-Q for the quarter ended March 31, 2003, nonaccrual receivables, total nonperforming receivables and total nonperforming assets for personal non-credit card receivables were overstated due to a calculation error. As a result, credit loss reserves as a percentage of nonperforming receivables was understated in those periods. The correct amounts are included in the table above. The managed nonperforming asset statistics reported for prior periods were correct.

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

Account Management Policies and Practices

Our policies and practices for the collection of consumer receivables, including our restructuring policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. Such restructuring policies and practices vary by product and are designed to manage customer relationships, maximize collections and avoid foreclosure or repossession if reasonably possible. As summarized in the tables that follow, in the third quarter of 2003, we intend to implement certain changes to the restructuring policies that were disclosed in our 2002 Form 10-K. These changes are intended to eliminate and/or streamline exception provisions to our existing policies and will generally be effective for receivables originated or acquired after January 1, 2003. Receivables originated or acquired prior to January 1, 2003 will generally be subject to the restructure and account management policies described in our 2002 Form 10-K. However, certain business units may, for ease of administration, elect to adopt uniform policies for all products regardless of the date an account was originated or acquired. Though we anticipate that these changes may result in some short term increase in delinquency which may lead to higher charge-offs, we do not expect the changes to have a significant impact on our business model or on our results of operations as these changes will generally be phased in as new receivables are originated or acquired.

Approximately two-thirds of all restructured receivables are secured products, which may have less loss severity exposure because of the underlying collateral. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan.

The main criteria for our restructuring policies and practices vary by product and are described in the table that follows. The fact that the restructuring criteria may be met for a particular account does not require us to restructure that account, and the extent to which we restructure accounts that are eligible under the criteria will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, for some products, accounts may be restructured without receipt of a payment in certain special circumstances (e.g. upon reaffirmation of a debt owed to us in connection with a Chapter 7 bankruptcy proceeding). As indicated, our account management policies and practices are designed to manage customer relationships and to help maximize collection opportunities. We use account restructuring as an account and customer management tool in an effort to increase the value of our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time. These policies and practices are continually under review and assessment to assure that they meet the goals outlined above, and accordingly, we modify or permit exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal or regulatory agreements or orders.

Changes to general policies and practices will be implemented with respect to various products during the third quarter of 2003 and, generally, will apply to loans originated or acquired in 2003. In the policies summarized below, “hardship restructures” and “workout restructures” refer to situations in which the payment and/or interest rate may be modified on a temporary or permanent basis. In each case, the contractual delinquency status is reset to current. “External debt management plans” refers to situations in which consumers receive assistance in negotiating or scheduling debt repayment through public or private agencies such as Consumers Credit Counseling Services.

Restructuring Policies and Practices In Effect as of June 30, 2003(1)(2)(3)	Changes to Existing Restructuring Policies and Practices Being Implemented in the Third Quarter 2003(1)(3)
REAL ESTATE SECURED	REAL ESTATE SECURED

Real Estate—Overall

•   An account may be restructured if we receive two qualifying payments within the 60 days preceding the restructure; we may restructure accounts in hardship, disaster or strike situations with one qualifying payment or no payments

•   Accounts that have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement

•   Accounts subject to a Chapter 13 plan filed with a bankruptcy court generally require one qualifying payment to be restructured

•   Except for bankruptcy reaffirmation and filed Chapter 13 plans, agreed automatic payment withdrawal or hardship/disaster/strike, accounts are generally limited to one restructure every 12 months

•   Accounts generally are not eligible for restructure until on books for at least six months

Real Estate—Overall

•   Accounts in workout situations may be restructured with the equivalent of two qualifying payments

•   Except bankruptcy reaffirmation and filed Chapter 13 plans, generally an account will not be restructured more than once in a 12 month period

•   Accounts will be limited to four restructures in a rolling 60 month period

•   Customers affected by a disaster may be allowed to skip a payment

Restructuring Policies and Practices In Effect as of June 30, 2003(1)(2)(3)	Changes to Existing Restructuring Policies and Practices Being Implemented in the Third Quarter 2003(1)(3)

Real Estate—Consumer Lending • Accounts that agree to pay by automatic withdrawal are generally restructured with one qualifying payment	Real Estate—Consumer Lending • Accounts will generally not be eligible for restructure until nine months after origination

Real Estate—Mortgage Services(4) • Accounts will generally not be eligible for restructure until nine months after origination and six months after acquisition

AUTO FINANCE

•   Accounts may be extended if we receive one qualifying payment within the 60 days preceding the extension

•   Accounts may be extended no more than three months at a time and by no more than three months in any 12-month period

•   Extensions are limited to six months over the contractual life

•   Accounts that have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement

AUTO FINANCE

•   Extensions will generally require two qualifying payments within the 60 days preceding the extension

•   Accounts will be limited to four extensions in a rolling 60 month period, but in no case will an account be extended more than a total of six months over the life of the account

•   Extensions will be limited to one every six months

•   Accounts will not be eligible for extensions until on the books for at least six months

MASTERCARD AND VISA • Typically, accounts qualify for restructuring if we receive two or three qualifying payments prior to the restructure, but accounts in approved external debt	MASTERCARD AND VISA • No changes
management programs may generally be restructured upon receipt of one qualifying payment • Generally, accounts may be restructured once every six months

PRIVATE LABEL(5)

•   An account may generally be restructured if we receive one or more qualifying payments, depending upon the merchant

•   Restructuring is limited to once every six months (or longer, depending upon the merchant) for revolving accounts and once every 12 months for closed-end accounts

PRIVATE LABEL(5)

•   Accounts originated after October 1, 2002 for certain merchants require two or three qualifying payments, except accounts in an approved, external debt management program may be restructured upon receipt of one qualifying payment.

•   Accounts must be on the books for nine months and we must receive the equivalent of two qualifying payments within the 60 days preceding the restructure

•   Accounts are not eligible for subsequent restructure until 12 months after a prior restructure and upon our receipt of three qualifying payments within the 90 days preceding the restructure

Restructuring Policies and Practices In Effect as of June 30, 2003(1)(2)(3)	Changes to Existing Restructuring Policies and Practices Being Implemented in the Third Quarter 2003(1)(3)

PERSONAL NON-CREDIT CARD

•    Accounts may be restructured if we receive one qualifying payment within the 60 days preceding the restructure; may restructure accounts in a hardship/disaster/strike situation with one qualifying payment or no payments

•    If an account is never more than 90 days delinquent, it may generally be restructured up to three times per year

•    If an account is ever more than 90 days delinquent, it may be restructured with one qualifying payment no more than four times over its life; however, generally the account may thereafter be restructured if two qualifying payments are received

•    Accounts subject to programs for hardship or strike may require only the receipt of reduced payments in order to be restructured; disaster may be restructured with no payments

PERSONAL NON-CREDIT CARD

•    Accounts require at least two qualifying payments within the 60 days preceding the restructure

•    Accounts in a strike situation require two qualifying payments to be restructured

•    Accounts in a disaster situation may be allowed to skip a payment

•    Accounts will be limited to one restructure every six months

•    Accounts will be limited to four restructures in a rolling 60 month period

•    Accounts will not be eligible for restructure until six months after origination

(1)	We employ account restructuring and other account management policies and practices as flexible account management tools. In addition to variances in criteria by product, criteria may also vary within a product line (for example, in our private label credit card business, criteria may vary from merchant to merchant). Also, we continually review our product lines and assess restructuring criteria and they are subject to modification or exceptions from time to time. Accordingly, the description of our account restructuring policies or practices provided in this table should be taken only as general guidance to the restructuring approach taken within each product line, and not as assurance that accounts not meeting these criteria will never be restructured, that every account meeting these criteria will in fact be restructured or that these criteria will not change or that exceptions will not be made in individual cases. In addition, in an effort to determine optimal account management strategies, management may run more conservative tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.
(2)	For our United Kingdom business, all portfolios have a consistent account restructure policy. An account may be restructured if we receive two or more qualifying payments within two calendar months, limited to one restructure every 12 months, with a lifetime limit of three times. In hardship situations an account may be restructured if a customer makes three consecutive qualifying monthly payments within the last three calendar months. Only one hardship restructure is permitted in the life of a loan. There have been no changes to the restructure policies of our United Kingdom business in 2003.
(3)	Generally, policy changes will not be applied to the entire portfolio on the date of implementation and may be applied to new, or recently originated or acquired accounts. However, for ease of administration, certain business units may elect to adopt uniform policies for all products regardless of the date an account was originated or acquired. Unless otherwise noted, the revisions to the restructure policies and practices implemented in the third quarter 2003 will generally be applied only to accounts originated or acquired after January 1, 2003 and the policies and practices in effect as of June 30, 2003 are effective for all accounts originated or acquired prior to January 1, 2003. Though we anticipate that the changes implemented in the third quarter 2003 may result in some short term increase in delinquency that may lead to higher charge-offs, we do not expect the changes to have a significant impact on our business model or results of operations as these changes will generally be phased in as receivables are originated or acquired.

(4)	Prior to January 1, 2003, accounts that had made at least six qualifying payments during the life of the loan and that agreed to pay by automatic withdrawal were generally restructured with one qualifying payment.
(5)	For our Canadian business, private label is limited to one restructure every four months. For private label accounts in our Canadian business originated or acquired after January 1, 2003, two qualifying payments must be received, the account must be on the books for at least six months, at least six months must have elapsed since the last restructure, and there may be no more than four restructures in a rolling 60 month period.

In addition to our restructuring policies and practices, we employ other account management techniques, which we typically use on a more limited basis, that are similarly designed to manage customer relationships and maximize collections. These can include, at our discretion, actions such as extended payment arrangements, Credit Card Services approved external debt management plans, forbearance, modifications, loan rewrites and/or deferment pending a change in circumstances. We typically enter into forbearance agreements, extended payment and modification arrangements or deferments with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower’s ability to pay the contractually specified amount for some period of time. These actions vary by product and are under continual review and assessment to determine that they meet the goals outlined above. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower’s agreeing to pay us an extra amount in connection with making future payments. In some cases, a forbearance agreement as well as extended payment or modification arrangements, deferments, Credit Card Services approved external debt management plans, or loan rewrites may involve us agreeing to lower the contractual payment amount and/or reduce the periodic interest rate. In most cases, the delinquency status of an account is considered to be current if the borrower immediately begins payment under the new account terms, although if the agreed terms are not adhered to by the customer the account status may be reversed and collection action resumed. When we use one of these account management techniques, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. We generally consider loan rewrites to involve an extension of a new loan, and such new loans are not reflected in our delinquency or restructuring statistics.

The tables below summarize approximate restructuring statistics in our managed basis domestic portfolio. Our restructure statistics are compiled using certain assumptions and estimates and we continue to enhance our ability to capture restructure data across all business units. When comparing restructuring statistics from different periods the fact that our restructure policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies will be enhanced over time, should be taken into account. Further, to the best of our knowledge, most of our competitors do not disclose account restructuring, reaging, loan rewriting, forbearance, modification, deferment or extended payment information comparable to the information we have disclosed, and the lack of such disclosure by other lenders may limit the ability to draw meaningful conclusions about us and our business based solely on data or information regarding account restructuring statistics or policies.

Total Restructured by Restructure Period—Domestic Portfolio(1) (Managed Basis)	June 30, 2003	March 31, 2003	June 30, 2002
Never restructured	83.7%	83.3%	83.3%
Restructured:
Restructured in the last 6 months	7.2	7.5	7.4
Restructured in the last 7–12 months	3.8	3.6	5.1
Previously restructured beyond 12 months	5.3	5.6	4.2

Total ever restructured(2)	16.3	16.7	16.7

Total	100.0%	100.0%	100.0%

Total Restructured by Product—Domestic Portfolio(1) (Managed Basis)	June 30, 2003	March 31, 2003	June 30, 2002
	(In millions)
Real estate secured	$9,225.0	$9,163.4	$9,045.1
Auto finance	1,360.1	1,247.7	1,094.1
MasterCard/Visa	579.6	549.2	519.7
Private label	1,146.3	1,225.8	1,233.4
Personal non-credit card	4,202.3	4,127.5	4,352.8

Total	$16,513.3	$16,313.6	$16,245.1

	June 30, 2003	March 31, 2003	June 30, 2002
(As a percent of managed receivables)
Real estate secured	19.2%	20.0%	19.1%
Auto finance	17.3	16.9	15.9
MasterCard/Visa	3.5	3.4	3.4
Private label	8.3	9.6	10.5
Personal non-credit card	26.8	25.8	27.1

Total (2)	16.3%	16.7%	16.7%

(1)	Excludes foreign businesses and commercial and other. Amounts also include accounts as to which the delinquency status has been reset to current for reasons other than restructuring (e.g. correcting the misapplication of a timely payment).
(2)	Total including foreign businesses was 15.3 percent at June 30, 2003, 15.8 percent at March 31, 2003 and 15.9 percent at June 30, 2002.

The amount of managed receivables in forbearance, modification, Credit Card Services approved external debt management plans, rewrites or other account management techniques for which we have reset delinquency and that is not included in the restructured statistics above was approximately $1.1 billion or 1.0 percent of managed receivables at June 30, 2003, $1.0 billion or 0.9 percent of managed receivables at March 31, 2003 and approximately $700 million or 0.7 percent of managed receivables at June 30, 2002.

Item 4.   Controls and Procedures

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our Board of Directors, operating through its audit committee which, with one exception, is composed entirely of independent directors, provides oversight to our financial reporting process.

Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Household International, Inc. (including its consolidated subsidiaries) required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

3(i)	Amended and restated Certificate of Incorporation of Household International, Inc., as amended.

3(ii)	Bylaws of Household International, Inc., as amended.

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Debt and Preferred Stock Securities Ratings.

(b)  Reports on Form 8-K

During the second quarter of 2003, the Registrant filed a Current Report on Form 8-K on May 20, 2003 with respect to the financial supplement pertaining to the financial results of Household International, Inc. for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEHOLD INTERNATIONAL, INC.

    (Registrant)

Date:    August 4, 2003

By: /S/    SIMON C. PENNEY

Simon C. Penney

Senior Executive Vice President and

Chief Financial Officer

and on behalf of Household International, Inc.

EXHIBIT INDEX

3(i)	Amended and restated Certificate of Incorporation of Household International, Inc., as amended.

3(ii)	Bylaws of Household International, Inc., as amended.

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Debt and Preferred Stock Securities Ratings.