Form 10-K
period 2003-12-31
HOUSEHOLD INTERNATIONAL INC
filed 2004-03-01
CIK 354964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-8198

Household International, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	86-1052062 (I.R.S. Employer Identification No.)

2700 Sanders Road Prospect Heights, Illinois (Address of principal executive offices)	60070 (Zip Code)

Registrant’s telephone number, including area code: (847) 564-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

8.875% Adjustable Conversion-Rate Equity Security Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑

      As of February 27, 2004, there were 50 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Holdings plc.

      The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

PART I
Item 1. Business.
Introduction
General
Operations
General
Regulation and Competition
Cautionary Statement on Forward-Looking Statements
Corporate Governance
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accountant Fees and Services.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a) Financial Statements.
(b) Reports on Form 8-K.
(c) Exhibits.
SIGNATURES
EXHIBIT INDEX
Restated Certificate of Incorporation
Deferred Fee Plan
Deferred Phantom Stock Plan
Non-Deferred Compensation Plan
Non-Qualified Deferred Compensation Plan
Non-Qualified Deferred Compensation Plan
Statement of Computation
Code of Ethics
Consent
Certification
Certification
Ratings

PART I

Item 1.     Business.

Introduction

      On March 28, 2003, Household International, Inc. (“Household”) was acquired by HSBC Holdings plc (“HSBC”) by way of merger with H2 Acquisition Corporation (“H2”), a wholly owned subsidiary of HSBC, in a purchase business combination. Following the merger, H2 was renamed “Household International, Inc.” Effective January 1, 2004, HSBC transferred its ownership interest in Household to a wholly owned subsidiary, HSBC North America Holdings Inc., who subsequently contributed Household to its wholly owned subsidiary, HSBC Investments (North America) Inc. As a result of the merger and subsequent transfers, Household’s equity is no longer publicly traded. However, as wholly owned subsidiaries of HSBC, Household and its wholly owned subsidiary, Household Finance Corporation (“HFC”), will continue to file periodic reports with the United States Securities and Exchange Commission (the “SEC”) in a reduced disclosure format in accordance with SEC rules.

General

      Household is principally a non-operating holding company. Household’s subsidiaries primarily provide middle-market consumers with several types of loan products in the United States, the United Kingdom, Canada, the Republic of Ireland, the Czech Republic and Hungary. Household and its subsidiaries (including the operations of Beneficial Corporation (“Beneficial”) which we acquired in 1998) may also be referred to in this Form 10-K as “we,” “us” or “our.” We offer real estate secured loans, auto finance loans, MasterCard* and Visa* credit card loans, private label credit card loans and personal non-credit card loans. We also offer tax refund anticipation loans in the United States and specialty insurance products in the United States, United Kingdom and Canada. We generate cash to fund our businesses primarily by collecting receivable balances; issuing commercial paper, medium and long term debt; borrowing from HSBC subsidiaries and customers; securitizing and selling consumer receivables; and borrowing under secured financing facilities. We use the cash generated to invest in and support receivable growth, to service our debt obligations and to pay dividends to HSBC. At December 31, 2003, we had approximately 33,000 employees and over 60 million customers.

      2003 Developments.

•	On March 28, 2003, HSBC completed its acquisition of Household by way of merger with H2, acquiring 100% of the voting equity interest of Household in a purchase business combination. Household’s acquisition by HSBC has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period beginning March 29, 2003. During 2003, the “predecessor” period contributed $245.7 million of net income and the “successor” period contributed $1.4 billion of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the “predecessor period” (January 1 to March 28, 2003) has been combined with the “successor period” (March 29 to December 31, 2003) in the following discussion and in Management’s Discussion and Analysis to present “combined” results for the year ended December 31, 2003.

Our net income was $1.7 billion in 2003, compared to $1.6 billion in 2002 and $1.8 billion in 2001. Our operating net income was $1.8 billion in 2003, compared to $2.1 billion in 2002 and $1.8 billion in 2001. Operating net income is a non-GAAP financial measurement of net income which in 2003 excludes HSBC acquisition related costs and other merger related items incurred by Household of $167.3 million, after-tax, and in 2002, excludes a charge taken in connection with our settlement of alleged

*	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

violations of consumer protection, consumer financing and banking laws and regulations, and related expenses of $333.2 million, after-tax, and the loss on disposition of the assets and deposits of Household Bank, f.s.b. of $240.0 million, after-tax.

Our decline in operating net income in 2003 from 2002 was due to higher operating expenses to support receivables growth; increased legal and compliance costs; higher amortization of intangibles arising from the acquisition by HSBC; lower initial securitization activity as a result of the use of alternative funding sources, including HSBC subsidiaries and customers and higher provision for credit losses as a result of higher charge-offs. Partially offsetting these decreases were higher net interest margin and fee income due to receivable growth and lower funding costs. Net income during 2003 was positively impacted by purchase accounting adjustments, including adjustments to the cost of our funding to reflect lower credit spreads which was partially offset by higher amortization of intangibles arising from the acquisition by HSBC, and by the discontinuation of the shortcut method of accounting for our interest rate swaps under SFAS No. 133, all of which were the result of the HSBC merger. In 2003, amortization of purchase accounting adjustments increased net income by $109.5 million and the loss of the shortcut method of accounting increased net income by $51.0 million. We have restructured our interest rate swap portfolio to regain use of the shortcut method of accounting and to reduce the potential volatility of future earnings.

•	Our acquisition by HSBC has improved our access to the capital markets and reduced our funding costs. It also gave us the ability to use HSBC’s liquidity to partially fund our operations and reduce our overall reliance on the debt markets. In addition, our affiliation with HSBC has expanded our access to a worldwide pool of potential investors. In 2003, tightened credit spreads relative to treasuries have resulted in approximately $125 million in cash funding expense savings compared to the funding costs we would have incurred using average spreads from the first half of 2002. Amortization of purchase accounting fair value adjustments applied to our external debt obligations, including derivative financial instruments, as a result of the HSBC merger reduced interest expense by $884.9 million in 2003.

•	Following completion of the merger with HSBC, Standard & Poor’s upgraded our long-term debt rating to “A” and our short-term debt rating to “A-1”; Moody’s Investors Service (“Moody’s”) placed our long-term debt ratings on review for possible upgrade and Fitch Ratings confirmed our debt ratings and removed us from “Ratings Watch Evolving.” These revised ratings also apply to our principal borrowing subsidiaries, including HFC. In June 2003, Moody’s upgraded our senior debt rating from A3 to A2 and HFC’s senior debt rating from A2 to A1.

•	On December 31, 2003, we sold $2.8 billion of our higher quality non-conforming domestic real estate secured receivables to HSBC’s U.S. banking subsidiary (“HSBC Bank USA”) to utilize HSBC liquidity. We recorded a pre-tax gain of $16.0 million in connection with this sale. We anticipate selling approximately $1.0 billion of additional similar receivables to HSBC Bank USA in the first quarter of 2004. In the future, similar real estate secured loan originations from correspondents will be purchased directly by HSBC Bank USA. Pursuant to a service level agreement, we will source, underwrite and price such purchases for HSBC Bank USA and we will be paid a fee for each such loan purchased by HSBC Bank USA. Under a separate servicing agreement, we have agreed to service all real estate secured loans sold to HSBC Bank USA including all future business they purchase from correspondents. We currently estimate that in 2004 new volume of approximately $3.0 billion will be recorded at HSBC Bank USA rather than at Household and our net income will be reduced by approximately $80 million, or 4 percent of 2003 operating net income, as a result of these loan sales and reduced future volume.

Subject to receipt of regulatory and other approvals, we also intend to transfer substantially all of our domestic private label credit card portfolio and our General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA. We currently estimate that $10 billion in private label receivables ($15 billion on a managed basis) and $4 billion in MasterCard and Visa receivables ($13 billion on a managed basis) will be transferred to HSBC Bank USA in 2004. Upon completion of the initial sale of receivables, additional volume will be sold to HSBC Bank USA on a daily basis. As a result of these contemplated sales, our net interest margin and fee income will be substantially reduced, but our other income will substantially increase as we record gains from these sales. Contingent upon receiving regulatory approval for these asset transfers in 2004, we would also expect to adopt charge-off, loss provisioning and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”) for those MasterCard and Visa and private label credit card receivables which will remain on our balance sheet. We cannot predict with any degree of certainty the timing as to when or if regulatory approval may be received and, therefore, when the related asset transfers will be completed. As a result, it is not possible to quantify the financial impact to Household for 2004 at this time. Additional information on the financial impact of these proposed asset transfers will be reported as the regulatory approval process progresses and the amount becomes quantifiable.

•	On March 18, 2003, without admitting or denying any wrongdoing, we consented to the entry of an order by the SEC pursuant to Section 21C of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The order contains findings by the SEC relating to the sufficiency of certain disclosures in reports we filed with the SEC during 2002. The SEC found that our disclosures regarding our restructure policies failed to present an accurate description of the minimum payment requirements applicable under the various policies or to disclose our policy of automatically restructuring numerous loans and were therefore false and misleading. The SEC also found misleading our failure to disclose our policy of excluding forbearance arrangements in certain of our businesses from our two-months-and-over contractual delinquency statistics. The SEC findings state that these disclosures violated Sections 10(b) and 13(a) of the Exchange Act, and Rules 10b-5, 12b-20, 13a-1 and 13a-13 under the Exchange Act. A copy of the consent order was filed publicly with the SEC on a Current Report on Form 8-K and is available from us upon request.

The consent order requires us to cease and desist from committing or causing any violations or future violations of the provisions of and rules under the Exchange Act cited above. The order did not require us to pay any fines or monetary damages. The SEC’s order did not require any restatement of our financial results. We agreed to the entry of the consent order, without admitting or denying the SEC’s findings.

Operations

      Our operations are divided into three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment includes our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment includes our domestic MasterCard and Visa credit card business. Our International segment includes our foreign operations in the United Kingdom, Canada and Europe. Information about businesses or functions that fall below the segment reporting quantitative threshold tests such as our insurance services, refund lending, direct lending and commercial operations, as well as our treasury and corporate activities, which include fair value adjustments related to purchase accounting and related amortization, are included under the “All Other” caption within our segment disclosure.

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

General

      Across all reportable segments, we generally serve non-conforming and nonprime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios, high loan-to-value ratios (for real estate secured products) or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. These customers generally have higher delinquency and credit loss probabilities and are charged a higher interest rate to compensate us for the additional risk of loss, (where the loan is not adequately collateralized to mitigate such additional risk of loss) and the anticipated additional collection initiatives that may have to be undertaken over the life of the loan. In our MasterCard and Visa, retail services, mortgage services and international businesses, we also serve prime consumers either through co-branding or merchant relationships or unaffiliated mortgage originators. As discussed above, subject to receipt of regulatory approval, we expect to sell substantially all of our domestic private label and General Motors and Union Privilege MasterCard and Visa receivables to HSBC Bank USA in 2004.

      We use our centralized underwriting, collection and processing functions to adapt our credit standards and collection efforts to national or regional market conditions. Our underwriting, loan administration and collection functions are supported by highly automated systems and processing facilities. Our centralized collection system is augmented by personalized early collection efforts.

      We service each customer with a view to understanding that customer’s personal financial needs. We recognize that individuals may not be able to timely meet all of their financial obligations. Our goal is to assist consumers in transitioning through financially difficult times in order to expand their relationships with our lending subsidiaries. As a result, our policies and practices are designed to be flexible to maximize the collectibility of our loans while not incurring excessive collection expenses on loans that have a high probability of being ultimately uncollectible. Proactive credit management, “hands-on” customer care and targeted product marketing are means we use to retain customers and grow our business.

Consumer

      Our consumer lending business is one of the largest subprime home equity originators in the United States as ranked by Inside B&C Lending. This business has approximately 1,300 branches located in 45 states, 2.8 million active customer accounts, $43.7 billion in managed receivables and 12,500 employees. It is marketed under both the HFC and Beneficial brand names, each of which caters to a slightly different type of customer in the middle-market population. Both brands offer secured and unsecured loan products, such as first and second lien position closed-end mortgage loans, open-end home equity loans, personal non-credit card loans, including personal homeowner loans (a secured high loan-to-value product that we underwrite and treat like an unsecured loan), and sales finance contracts. These products are marketed through our retail branch network, direct mail, telemarketing, strategic alliances and Internet sourced applications and leads.

      Our mortgage services business purchases non-conforming first and second lien position residential mortgage loans, including open-end home equity loans, from a network of over 200 unaffiliated third-party lenders (i.e., correspondents). This business has approximately $20.9 billion in managed receivables, 250,000 active customer accounts and 2,200 employees. These purchases are primarily “bulk” acquisitions (i.e., pools of loans) but also include “flow” acquisitions (i.e., loan by loan), and are made based on our specific underwriting guidelines. We offer forward commitments to selected correspondent lenders to strengthen our relationship with these lenders and to create a sustainable growth channel for this business. Decision One Mortgage Company, LLC, a subsidiary of Household, was purchased in 1999 to assist us in understanding the product needs of mortgage brokers and trends in the mortgage lending industry. Through more than 20 branch locations, Decision One directly originates mortgage loans sourced by mortgage brokers.

      Our retail services business is one of the largest providers of third-party private label credit card loans in the United States based on managed receivables outstanding. Our retail services business has over 60 active merchant relationships with approximately $14.7 billion in managed receivables, 14 million active customer accounts and 2,300 employees. Approximately 19 percent of our retail services receivables are in the furniture industry, 34 percent are in the consumer electronics industry, 21 percent are in the powersport vehicle (snowmobiles, personal watercraft, ATV’s and motorcycles) industry and approximately 10 percent are in the department store industry. These products are generated through merchant retail locations, merchant catalog and telephone sales, application displays, direct mail and Internet applications.

      Our auto finance business purchases, from a network of approximately 5,000 active dealer relationships, retail installment contracts of consumers who do not have access to traditional, prime-based lending sources. We also originate and refinance auto loans through direct mail solicitations, alliance partners and the Internet. This business has approximately $8.8 billion in managed receivables, 700,000 active customer accounts and 1,900 employees. Approximately 40% of auto finance receivables are secured by “new” vehicles versus “used” vehicles.

Credit Card Services

      Our Credit Card Services business includes our MasterCard and Visa receivables in the United States, including The GM Card®, the AFL-CIO Union Plus® (“UP”) credit card, a Household Bank branded card, and the Orchard Bank card. This business has approximately $19.6 billion in managed receivables, 13 million active customer accounts and 4,800 employees. According to The Nilson Report, this business is the seventh largest issuer of MasterCard or Visa credit cards in the United States (based on receivables). The GM Card®, a co-branded credit card issued as part of our alliance with General Motors Corporation (“GM”), enables customers to earn discounts on the purchase or lease of a new GM vehicle. The UP card program with the AFL-CIO provides benefits and services to members of various national and international labor unions. The Household Bank and Orchard Bank branded credit cards offer specialized credit card products to consumers underserved by traditional providers or are marketed in conjunction with merchant relationships established through our retail services business.

      Our MasterCard and Visa business is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our affinity and co-branding relationships, mass-media advertisement (The GM Card®) and merchant relationships sourced through our retail services business. We also cross-sell our credit cards to our existing consumer lending and retail services customers as well as our refund lending customers.

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

International

      Our United Kingdom business is a mid-market consumer lender focusing on customer service through its branch locations and consumer electronics through its retail finance operations. This business offers secured and unsecured lines of credit, secured and unsecured closed-end loans, retail finance products, insurance products and credit cards (including the GM Card® from Vauxhall and marblesTM, an Internet enabled credit card). We operate in England, Scotland, Wales, and Northern Ireland and have an office in the Republic of Ireland.

      Loans held by our United Kingdom operation are originated through a branch network consisting of 216 HFC Bank and Beneficial Finance branches, merchants, direct mail, broker referrals and the Internet. This business has approximately $8.9 billion in managed receivables 3.5 million customer accounts and 3,900 employees.

      We opened offices in the Czech Republic and Hungary in 2002 and 2001, respectively, to facilitate the expansion plans of one of our U.K. merchant alliances. These offices have approximately $36 million in managed receivables and 200 employees.

      Our Canadian business offers consumer real estate secured and unsecured lines of credit, secured and unsecured closed-end loans, insurance products, revolving credit, private label credit cards and retail finance products to middle and low income families. In addition, through its trust operations, our Canadian business accepts deposits. These products are marketed through 113 branch offices in 10 provinces, direct mail, telemarketing, 90 merchant relationships and the Internet. This business has approximately $2.0 billion in managed receivables, 700,000 customer accounts and 1,000 employees.

All Other

      Our insurance services operation offers credit life, credit accident, health and disability, unemployment, property, term life, collateral protection and specialty insurance products to our customers. Such products currently are offered throughout the United States and Canada and are targeted toward those customers typically under-insured by traditional sources. The purchasing of insurance products is never a condition to any credit or loan granted by a Household subsidiary. Insurance is directly written by or reinsured with one or more of our subsidiaries.

      Our refund lending business is one of the largest providers of consumer tax refund lending in the United States. We currently have approximately 5,600 tax preparer relationships covering approximately 17,300 outlets (including 9,200 H&R Block locations). We provide loans to customers who are entitled to tax refunds and who electronically file their income tax returns with the Internal Revenue Service. This business is seasonal with most revenues generated in the first three months of each calendar year. The majority of customers who use this product are renters with average household incomes of $17,800 who are entitled to refunds of greater than $2,000. In 2003 we originated approximately 7.7 million accounts and generated a loan volume of approximately $11.7 billion.

      Our commercial operations are very limited in scope and are expected to continue to decline. We have less than $400 million in commercial receivables.

Funding

      Our continued success and prospects for growth are largely dependent upon access to the global capital markets. Numerous factors, internal and external, may impact our access to, and the costs associated with, these markets. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of our management of credit risks inherent in our customer base.

      The merger with HSBC has improved our access to the capital markets and lowered our funding costs. In addition to providing several important sources of direct funding, our affiliation with HSBC is also expanding access to a worldwide pool of potential investors. While these new funding synergies will reduce our reliance on traditional sources to fund our growth, we are focused on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. Because we are now a subsidiary of HSBC, our credit spreads relative to treasuries have tightened since the merger. In 2003, these tightened credit spreads have resulted in cash funding expense savings of approximately $125 million compared to the funding costs we would have incurred using average spreads from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years. The portion of these savings to be realized by Household will depend in large part upon the amount and timing of the proposed domestic private label and MasterCard and Visa credit card receivable transfers to HSBC Bank USA and other initiatives between Household and HSBC subsidiaries. Amortization of purchase accounting fair value adjustments applied to our external debt obligations, including derivative financial instruments, as a result of the HSBC merger reduced interest expense by $884.9 million in 2003.

      As a financial services organization, we must have access to funds at competitive rates, terms and conditions to be successful. As of February 27, 2004, Household’s long-term debt, together with that of HFC, Beneficial, and our Canadian and U.K. subsidiaries, have been assigned investment grade ratings by all nationally recognized statistical rating organizations that rate such instruments. We are committed to maintaining at least a mid-single “A” rating and as part of that effort will continue to review appropriate capital levels with our rating agencies. For a detailed listing of the ratings that have been assigned to Household and our significant subsidiaries as of February 27, 2004, see Exhibit 99.1 to this Form 10-K.

      We have funded our operations globally and domestically, using a combination of capital market and affiliate debt, preferred equity, securitizations and sales of consumer receivables and borrowings under secured financing facilities. We will continue to fund a large part of our operations in the global capital markets, primarily through the use of securitizations and secured financings, commercial paper, medium-term notes and long-term debt. We will also continue to sell certain receivables to HSBC Bank USA. We will continue to use derivative financial instruments to hedge our currency and interest rate risk exposure. A description of our use of derivative financial instruments, including interest rate swaps and foreign exchange contracts, and other quantitative and qualitative information about our market risk is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“2003 MD&A”) under the caption “Risk Management” and Footnote 12 of our consolidated financial statements (“2003 Financial Statements”).

      Securitizations and secured financings of consumer receivables have been, and will continue to be, a source of our funding and liquidity. Securitization and secured financing levels in 2004 are expected to remain consistent with 2003 levels. We currently anticipate, however, that we will rely less on securitizations and secured financings in the future as we receive funding from HSBC and its clients to partially fund our operations. Under U.K. GAAP, as reported by HSBC, securitizations are treated as secured financings. Therefore, we may structure more of our securitization transactions as financings under U.S. GAAP in the future in order to more closely align our accounting treatment with HSBC’s U.K. GAAP treatment. During 2003, we securitized approximately $6.8 billion of receivables compared to $10.2 billion in 2002 and $5.5 billion in 2001. In 2003, we securitized auto finance, MasterCard and Visa credit card, private label credit card and personal non-credit card receivables. In addition, we issued securities backed by dedicated pools of real estate secured receivables in transactions structured for accounting purposes as secured financings totaling $3.3 billion in 2003, $7.5 billion in 2002 and $1.5 billion in 2001. The aggregate balance of the real estate secured receivables supporting secured financings was $8.0 billion at December 31, 2003, $8.5 billion at December 31, 2002 and $1.7 billion at December 31, 2001. Based on our current investment grade ratings, we have no reason to believe that we will not be able to timely access the securitization and secured funding markets to support our operations.

      Additional information on our sources and availability of funding are set forth in the “Liquidity and Capital Resources” and “Off-Balance Sheet Arrangements (Including Securitizations and Commitments), Secured Financings and Contractual Cash Obligations” sections of our 2003 MD&A.

Regulation and Competition

Regulation

      Consumer Lending. Our consumer finance businesses operate in a highly regulated environment. These businesses are subject to laws relating to consumer protection, discrimination in extending credit, use of credit reports, privacy matters, disclosure of credit terms and correction of billing errors. They also are subject to certain regulations and legislation that limit operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that a loan may bear, the amount that may be borrowed, the types of actions that may be taken to collect or foreclose upon delinquent loans or the information about a customer that may be shared. Our consumer branch lending offices are generally licensed in those jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Failure to comply with these laws and regulations may limit the ability of our licensed lenders to collect or enforce loan agreements made with consumers and may cause our lending subsidiaries to be liable for damages and penalties.

      There also continues to be a significant amount of legislative activity, nationally, locally and at the state level, aimed at curbing lending practices deemed to be “predatory”. In addition, states have sought to alter lending practices through consumer protection actions brought by state attorneys general and other state regulators. Legislative activity in this area is expected to continue targeting certain abusive practices such as loan “flipping” (making a loan to refinance another loan where there is no tangible benefit to the borrower), fee “packing” (addition of unnecessary, unwanted and unknown fees to a borrower), “equity stripping”

(lending without regard to the borrower’s ability to repay or making it impossible for the borrower to refinance with another lender), and outright fraud. Household does not condone or endorse any of these practices. We continue to work with regulators and consumer groups to create appropriate safeguards to avoid these abusive practices while allowing our borrowers to continue to have unrestricted access to credit for personal purposes, such as the purchase of homes, automobiles and consumer goods. As part of this effort we have adopted a set of lending best practice initiatives. These initiatives, which may be modified from time to time, are discussed at our corporate web site, www.household.com under the heading “About Us — Customer Commitment”. As part of our agreement with the state attorneys general and regulators, we also agreed to provide simplified and improved lending disclosures and additional compliance controls over the loan closing process. Notwithstanding these efforts, it is possible that broad legislative initiatives will be passed which will impose additional costs and rules on our businesses. Although we have the ability to react quickly to new laws and regulations, it is too early to estimate the effect, if any, these activities will have on us in a particular locality or nationally.

      Banking Institutions. Effective July 1, 2002, we combined all of our credit card banks into a single banking subsidiary of HFC chartered by the Office of the Comptroller of the Currency (“OCC”). Effective January 30, 2003, we dissolved Household Bank, f.s.b. (the “Thrift”) and are no longer a savings and loan holding company subject to the supervision of the Office of Thrift Supervision (“OTS”). As a result of these actions, we now own a single bank, which issues only consumer credit cards. Deposits in the credit card bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) and as a result, the FDIC has jurisdiction over the credit card bank and remains actively involved in reviewing the credit card bank’s financial and managerial strength.

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

      Our credit card banking subsidiary is also subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”). Among other things, FDICIA creates a five-tiered system of capital measurement for regulatory purposes, places limits on the ability of depository institutions to acquire brokered deposits, and gives broad powers to federal banking regulators, in particular the FDIC, to require undercapitalized institutions to adopt and implement a capital restoration plan and to restrict or prohibit a number of activities, including the payment of cash dividends, which may impair or threaten the capital adequacy of the insured depository institution. Federal banking regulators may apply corrective measures to an insured depository institution, even if it is adequately capitalized, if such institution is determined to be operating in an unsafe or unsound condition or engaging in an unsafe or unsound activity. In addition, federal banking regulatory agencies have adopted safety and soundness standards governing operational and managerial activities of insured depository institutions and their holding companies regarding internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation.

      As a result of our acquisition by HSBC, Household and its subsidiaries became part of a bank holding company and subject to supervision by the Board of Governors of the Federal Reserve System (the “FRB”). The Bank Holding Company Act limits the type of non-banking activities in which a bank holding company and its subsidiaries may engage. All permissible activities have been enumerated by the FRB. The permissible activities do not limit our historical or anticipated operations.

      Our principal United Kingdom subsidiary (HFC Bank Limited, formerly known as HFC Bank plc) is subject to oversight and regulation by the U.K. Financial Services Authority (“FSA”) and the Central Bank Financial Services Authority of Ireland. We have indicated our intent to the FSA to maintain the regulatory capital of this institution at specified levels. We do not anticipate that any capital contribution will be required for our United Kingdom bank in the near term. A regulatory body of the U.K. government has proposed modifications to lending laws, some of which are expected to be effective in October 2004. The proposals are the subject of debate within legislative bodies and, as a result, the impact on our U.K. operations cannot be determined at this time.

      We also maintain a trust company in Canada, which is subject to regulatory supervision by the Office of the Superintendant of Financial Institutions.

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

      Our insurance operations in the United Kingdom are subject to regulatory supervision by the FSA.

Competition

      The consumer financial services industry in which we operate is highly fragmented and intensely competitive. We generally compete with banks, thrifts, insurance companies, credit unions, mortgage lenders and brokers, finance companies, securities brokers and dealers, and other domestic and foreign financial institutions in the United States, Canada and the United Kingdom. We compete by expanding our customer base through portfolio acquisitions or alliance and co-branding opportunities, offering a variety of consumer loan products and maintaining a strong service orientation.

Cautionary Statement on Forward-Looking Statements

      Certain matters discussed throughout this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of Household that are not statements of historical fact and may also constitute forward-looking statements. Words such as “believe”, “expects”, “estimates”, “targeted”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. Household undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

      The important factors, many of which are out of our control, which could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents are:

•	changes in laws and regulations, including attempts by local, state and national regulatory agencies or legislative bodies to control alleged “predatory” lending practices through broad or targeted initiatives aimed at lenders operating in consumer lending markets;

•	increased competition from well-capitalized companies or lenders with access to government sponsored organizations for our consumer segment which may impact the terms, rates, costs or profits historically included in the loan products we offer or purchase;

•	changes in accounting or credit policies, practices or standards, as they may be internally modified from time to time or changes as may be required by regulatory agencies or the Financial Accounting Standards Board;

•	changes to operational practices from time to time, such as determinations to sell receivables from our mortgage services business and the proposed MasterCard and Visa and private label receivable sales, the proposed adoption in 2004 of charge-off, loss provisioning and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the FFIEC for those MasterCard and Visa and private label credit card receivables which will not be transferred to HSBC Bank USA, structuring more securitizations as secured financings, or changes to our customer account management policies and practices and risk management/collection practices;

•	changes in overall economic conditions, including the interest rate environment in which we operate, the capital markets in which we fund our operations, the market values of consumer owned real estate throughout the United States, recession, employment and currency fluctuations;

•	consumer perception of the availability of credit, including price competition in the market segments we target and the ramifications or ease of filing for personal bankruptcy;

•	the effectiveness of models or programs to predict loan delinquency or loss and initiatives to improve collections in all business areas, and changes we may make from time to time in these models, programs and initiatives;

•	continued consumer acceptance of our distribution systems and demand for our loan or insurance products;

•	changes associated with, as well as the difficulty in integrating systems, operational functions and cultures, as applicable, of any organization or portfolio acquired by Household or unanticipated difficulties in further assimilation with HSBC;

•	a reduction of our debt ratings by any of the nationally recognized statistical rating organizations that rate these instruments to a level that is below our current rating;

•	the costs, effects and outcomes of regulatory reviews or litigation relating to our nonprime loan receivables or the business practices or policies of any of our business units, including, but not limited to, additional compliance requirements;

•	increased funding costs resulting from instability in the capital markets and risk tolerance of fixed income investors;

•	the costs, effects and outcomes of any litigation matter that is determined adversely to Household or its businesses;

•	the ability to attract and retain qualified personnel to support the underwriting, servicing, collection and sales functions of our businesses;

•	failure to obtain expected funding from HSBC subsidiaries and clients; and

•	the inability of Household to manage any or all of the foregoing risks as well as anticipated.

Corporate Governance

      Household maintains a website at www.household.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports. Our website also contains our Corporate Governance Standards and committee charters for the Audit, Compensation, Executive and Nominating and Governance Committees of our Board of Directors. We will provide printed copies of this information at no charge upon written request. Requests should be made to Household International, Inc., 2700 Sanders Road, Prospect Heights, Illinois 60070, Attention: Corporate Secretary.

Certifications

      In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we have also filed a certification with the New York Stock Exchange (the “NYSE”) from our Chief Executive Officer certifying that he is not aware of any violation by Household of the NYSE corporate governance listing standards in effect as of February 27, 2004.

Item 2.	Properties.

      Our operations are located throughout the United States, in 10 provinces in Canada and in the United Kingdom, with principal facilities located in Lewisville, Texas; New Castle, Delaware; Brandon, Florida; Jacksonville, Florida; Tampa, Florida; Chesapeake, Virginia; Virginia Beach, Virginia; Hanover, Maryland; Bridgewater, New Jersey; Rockaway, New Jersey; Las Vegas, Nevada; Charlotte, North Carolina; Portland, Oregon; Pomona, California; Chicago, Illinois; Elmhurst, Illinois; Franklin Park, Illinois; Prospect Heights, Illinois; Schaumburg, Illinois; Vernon Hills, Illinois; Wood Dale, Illinois; Carmel, Indiana; Salinas, California; San Diego, California; London, Kentucky; Sioux Falls, South Dakota; North York, Ontario and Montreal, Quebec, Canada; and Windsor, Berkshire, United Kingdom.

      Substantially all branch offices, divisional offices, corporate offices, regional processing and regional servicing center spaces are operated under lease with the exception of the headquarters building for our United Kingdom operations, a credit card processing facility in Las Vegas, Nevada; servicing facilities in London, Kentucky, Mt. Prospect, Illinois, and Chesapeake, Virginia; offices in Birmingham, United Kingdom; and an airplane hanger in Wheeling, Illinois. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.

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

      Between August 27, 2002 and January 15, 2003, derivative lawsuits on behalf of the company and class actions on behalf of Household common stockholders were filed against Household and certain of its officers and directors. See Bailey v. Aldinger, et al., No 02 CH 16476 (Circuit Court, Cook County, Illinois, Chancery Division); McLaughlin v. Aldinger, et al., No. 02 CH 20683 (Circuit Court, Cook County, Illinois, Chancery Division); Pace v. Aldinger, et al., No. 02 CH 19270 (Circuit Court, Cook County, Illinois, Chancery Division); Williamson v. Aldinger, et al., No. 03 600331 (United States District Court for the Northern District of Illinois). The lawsuits principally asserted claims for breach of fiduciary duty in connection with the restatement announced on August 14, 2002, the allegedly improper lending practices by Household’s subsidiaries and the alleged failure by certain Household officers to take appropriate steps to maximize the value of the merger transaction between Household and HSBC Holdings plc announced on November 14, 2002. On March 18, 2003, a memorandum of understanding was signed by the parties containing the essential terms of the settlement of all four lawsuits. Those settlement terms included a $55 million reduction in the termination fee for the Household-HSBC merger, a supplemental disclosure to Household shareholders in the supplemental Household proxy statement, a confirmation from Goldman Sachs stating that as of the date of the confirmation it was aware of nothing that would cause it to withdraw its November 14, 2002 opinion about the fairness of the Household-HSBC merger to Household’s common shareholders and payment by the defendants of plaintiff’s costs relating to notice to stockholders as well as $2.0 million in attorneys fees for plaintiffs’ counsel. A stipulation reflecting the settlement was signed by the parties on September 22, 2003 and the Circuit Court, Cook County, Illinois, Chancery Division preliminarily approved the settlement of the Bailey, McLaughlin and Pace lawsuits on September 29, 2003 and directed that notice be provided to Household stockholders and class members. Following the distribution of the notice, the Circuit Court, Cook County, Illinois, Chancery Division held a settlement fairness hearing on December 23, 2003. Issuance of a final judgment order approving the settlement of the Bailey, McLaughlin and Pace lawsuits is still pending. A hearing in the United States District Court for the Northern District of Illinois to approve the settlement of the Williamson action is scheduled for April 9, 2004.

      Consumer Lending Litigation During the past several years, the press has widely reported certain industry related concerns that may impact us. Some of these involve the amount of litigation instituted against finance and insurance companies operating in certain states and the large awards obtained from juries in those states (Alabama and Mississippi are illustrative). Like other companies in this industry, some of our subsidiaries are involved in a number of lawsuits pending against them in these states. The Alabama and Mississippi cases, in particular, generally allege inadequate disclosure or misrepresentation of financing terms. In some suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Several of these suits purport to be class actions or have multiple plaintiffs. The judicial climate in these states is such that the outcome of all of these cases is unpredictable. Although our subsidiaries believe they have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Appropriate insurance carriers have been notified of each claim, and a number of reservations of rights letters have been received. Certain of the financing of merchandise claims have been partially covered by insurance.

      On October 11, 2002, we reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and/or state consumer protection, consumer financing and banking laws and regulations with respect to secured real estate lending from HFC and Beneficial Corporation and their subsidiaries conducting retail branch consumer lending operations. This preliminary agreement, and related subsequent consent decrees and similar documentation entered into with each of the 50 states and the District of Columbia, are referred to collectively as the “Multi-State Settlement Agreement”, which became effective on December 16, 2002. Pursuant to the Multi-State Settlement Agreement, we funded a $484 million settlement fund that was divided among the states (and the District of Columbia), with each state receiving a proportionate share of the funds based upon the volume of the retail branch originated real estate secured loans we made in that state during the period of January 1, 1999 to September 30, 2002. No fines, penalties or punitive damages were assessed by the states pursuant to the Multi-State Settlement Agreement.

      In August 2003, notices of a claims procedure were distributed to holders of approximately 591,000 accounts identified as having potential claims. As of February 1, 2004, approximately 80 percent of affected customers had accepted funds in settlement and had executed a release of all civil claims against us relating to the specified consumer lending practices. The bulk of the checks were mailed in December 2003. Each state has agreed that the settlement resolves all current civil investigations and proceedings by the attorneys general and state lending regulators relating to the lending practices at issue.

      In addition, on November 25, 2003, we announced the proposed settlement of nationwide class action litigation with the Association of Community Organizations for Reform Now (“ACORN”) and certain borrowers relating to the mortgage lending practices of HFC’s retail branch consumer lending operations (the “ACORN Settlement Agreement”). Pursuant to the ACORN Settlement Agreement, HFC will provide monetary relief for certain class members who did not participate in the settlement with the state attorneys general and regulatory agencies, as described above, and non-monetary relief for all class members, including those who participated in the settlement, amongst other relief. We do not expect the agreed upon relief will have a material impact to our financial condition or operating model. The ACORN Settlement Agreement is expected to become effective upon approval by the United States District Court for the Northern District of California, which is expected in the second quarter of 2004.

      Securities Litigation In August 2002, we restated previously reported consolidated financial statements. The restatement related to certain MasterCard and Visa co-branding and affinity credit card relationships and a third party marketing agreement, which were entered into between 1992 and 1999. All were part of our Credit Card Services segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditor, KPMG LLP, advised us that, in its view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. The restatement resulted in a $155.8 million, after-tax, retroactive reduction to retained earnings at December 31, 1998. As a result of the restatement, and other corporate events, including, e.g., the Multi-State Settlement Agreement, Household, and its directors, certain officers and former auditors, have been involved in various legal proceedings, some of which purport to be class actions. A number of these actions allege violations of federal securities laws, were filed between August and October 2002, and seek to recover damages in respect of allegedly false and misleading statements about our common stock. To date, none of the class claims has been certified. These legal actions have been consolidated into a single purported class action, Jaffe v. Household International, Inc., et al., No. 02 C 5893 (N.D. Ill., filed August 19, 2002), and a consolidated and amended complaint was filed on March 7, 2003. The amended complaint purports to assert claims under the federal securities laws, on behalf of all persons who purchased or otherwise acquired Household securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with Household’s sales and lending practices, the Multi-State Settlement Agreement, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we filed a motion to dismiss the complaint. The parties are awaiting a ruling on the motion.

      Other actions arising out of the restatement, which purport to assert claims under ERISA on behalf of participants in Household’s Tax Reduction Investment Plan, have been consolidated into a single purported class action, In re Household International, Inc. ERISA Litigation, Master File No. 02 C 7921 (N.D. Ill). A consolidated and amended complaint was filed against Household, William Aldinger and individuals on the Administrative Investment Committee of the plan. The consolidated complaint purports to assert claims under ERISA that are similar to the claims in the Jaffe case. Essentially, the plaintiffs allege that the defendants breached their fiduciary duties to the plan by investing in Household stock and failing to disclose information to Plan participants. A motion to dismiss the complaint was filed in June 2003. The parties are awaiting a ruling on the motion.

      On June 27, 2003, a case entitled, West Virginia Laborers Pension Trust Fund v. Caspersen, et al., was filed in the Chancery Division of the Circuit Court of Cook County, Illinois as case number 03CH10808. This purported class action names as defendants the directors of Beneficial Corporation at the time of the 1998 merger of Beneficial Corporation into a subsidiary of the Company, and claims that those directors’ due diligence of the Company at the time they considered the merger was inadequate. The Complaint claims that as a result of some of the securities law and other violations alleged in the Jaffe case, the Company’s common shares lost value. Under the merger agreement with Beneficial Corporation, we assumed the defense of this litigation. In September of 2003, the defendants filed a motion to dismiss. Plaintiffs are conducting limited discovery relating to the jurisdictional issues raised in the defendants’ motion to dismiss. The insurance carriers for Beneficial Corporation have been notified of the action.

      With respect to these securities litigation matters, we believe that we have not, and our officers and directors have not, committed any wrongdoing and in each instance there will be no finding of improper activities that may result in a material liability to us or any of our officers or directors.

Item 4.     Submission of Matters to a Vote of Security Holders.

      Omitted.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

      All 50 shares of Household’s outstanding common stock are owned by HSBC. Consequently, there is no public market in Household’s common stock.

This Page Intentionally Left Blank

Item 6.     Selected Financial Data.

      On March 28, 2003, HSBC Holdings plc (“HSBC”) acquired Household International, Inc. (“Household”). This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period. To assist in the comparability of our financial results, the “predecessor period” (January 1 to March 28, 2003) has been combined with the “successor period” (March 29 to December 31, 2003) to present “combined” results for the year ended December 31, 2003.

		Mar. 29	Jan. 1	Year Ended December 31,
	Year ended	through	through
	Dec. 31, 2003	Dec. 31, 2003	Mar. 28, 2003	2002	2001	2000	1999

	(Combined)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)

Owned Basis Statement of Income Data	(All dollar amounts are stated in millions)
Net interest margin and other revenues, excluding loss on disposition of Thrift assets and deposits	$11,730.0	$8,945.7	$2,784.3	$11,178.5	$9,606.5	$7,905.4	$6,616.4
Loss on disposition of Thrift assets and deposits	—	—	—	378.2	—	—	—
Provision for credit losses on owned receivables	3,966.9	2,990.8	976.1	3,732.0	2,912.9	2,116.9	1,716.4
Total costs and expenses, excluding acquisition related costs and settlement charge and related expenses	4,992.5	3,810.0	1,182.5	4,290.5	3,875.2	3,289.0	2,771.1
HSBC acquisition related costs incurred by Household	198.2	—	198.2	—	—	—	—
Settlement charge and related expenses	—	—	—	525.0	—	—	—
Income taxes	907.2	725.4	181.8	695.0	970.8	868.9	700.6

Net income(1)	$1,665.2	$1,419.5	$245.7	$1,557.8	$1,847.6	$1,630.6	$1,428.3

	Year Ended December 31,

	2003	2002	2001	2000	1999

Owned Basis Selected Financial Ratios	(Combined)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Return on average owned assets(1)	1.51%	1.62%	2.26%	2.35%	2.55%
Return on average common shareholder’s(s’) equity(1)	11.4	17.3	24.1	23.2	23.3
Net interest margin	8.10	7.57	7.85	7.68	7.74
Efficiency ratio(1)	42.4	42.6	38.4	39.6	39.5
Consumer net charge-off ratio	4.06	3.81	3.32	3.18	3.67
Reserves as a percent of net charge-offs	105.7	106.5	110.5	109.9	101.1
Managed Basis Selected Financial Ratios(2)
Return on average managed assets(1)	1.24%	1.31%	1.82%	1.85%	1.92%
Net interest margin	8.86	8.47	8.44	8.05	8.19
Efficiency ratio(1)	35.3	36.0	34.3	34.5	33.9
Consumer net charge-off ratio	4.67	4.28	3.73	3.64	4.13
Reserves as a percent of net charge-offs	117.4	113.8	110.7	111.1	98.2

	December 31,

	2003	2002	2001	2000	1999

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)

	(All dollar amounts are stated in millions)
Owned Basis Balance Sheet Data
Total assets	$119,153.9	$97,860.6	$88,910.9	$76,309.2	$60,451.8
Receivables:(3)
Domestic:
Real estate secured	$49,025.5	$44,139.7	$42,473.8	$33,920.0	$23,571.7
Auto finance	4,138.1	2,023.8	2,368.9	1,850.6	1,233.5
MasterCard/Visa	9,577.4	7,627.8	6,966.7	5,846.9	4,146.6
Private label	9,732.4	9,365.6	9,853.4	8,671.5	8,546.7
Personal non-credit card	9,623.6	11,685.5	11,736.7	9,950.3	7,469.8
Commercial and other	399.0	460.9	505.2	596.3	804.5

Total domestic	$82,496.0	$75,303.3	$73,904.7	$60,835.6	$45,772.8

Foreign:
Real estate secured	$2,195.5	$1,678.8	$1,383.0	$1,259.7	$1,090.2
MasterCard/Visa	1,604.6	1,318.7	1,174.5	2,206.7	2,167.8
Private label	2,871.4	1,974.0	1,810.5	1,675.8	1,573.0
Personal non-credit card	3,208.4	2,285.4	1,600.3	1,377.8	1,681.8
Commercial and other	2.3	2.1	1.7	2.3	3.8

Total foreign	$9,882.2	$7,259.0	$5,970.0	$6,522.3	$6,516.6

Total owned receivables:
Real estate secured	$51,221.0	$45,818.5	$43,856.8	$35,179.7	$24,661.9
Auto finance	4,138.1	2,023.8	2,368.9	1,850.6	1,233.5
MasterCard/Visa	11,182.0	8,946.5	8,141.2	8,053.6	6,314.4
Private label	12,603.8	11,339.6	11,663.9	10,347.3	10,119.7
Personal non-credit card	12,832.0	13,970.9	13,337.0	11,328.1	9,151.6
Commercial and other	401.3	463.0	506.9	598.6	808.3

Total owned receivables	$92,378.2	$82,562.3	$79,874.7	$67,357.9	$52,289.4

Deposits	$231.5	$821.2	$6,562.3	$8,676.9	$4,980.0
Commercial paper, bank and other borrowings	9,122.4	6,128.3	12,024.3	10,787.9	10,777.8
Due to affiliates(4)	7,589.3	—	—	—	—
Senior and senior subordinated debt	79,464.4	75,751.2	57,798.6	45,728.0	35,262.3
Preferred stock(5)	1,100.0	1,193.2	455.8	164.4	164.4
Common shareholder’s(s’) equity(6)	16,560.3	9,222.9	7,842.9	7,667.2	6,237.0

	December 31,

	2003	2002	2001	2000	1999

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)

	(All dollar amounts are stated in millions)
Owned Basis Selected Financial Ratios
Common and preferred equity to owned assets	14.82%	10.64%	9.33%	10.26%	10.59%
Consumer two-month-and-over contractual delinquency	5.36	5.34	4.43	4.19	4.75
Reserves as a percent of receivables	4.11	4.04	3.33	3.14	3.36
Reserves as a percent of nonperforming loans	93.7	94.5	92.7	91.1	87.9

Managed Basis Balance Sheet Data and Selected Financial Ratios(2)
Total assets	$145,354.3	$122,794.1	$109,858.9	$96,558.7	$79,890.7
Managed receivables:(3)
Real estate secured	$51,414.6	$46,274.7	$44,718.6	$36,637.5	$26,935.5
Auto finance	8,812.9	7,442.4	6,395.5	4,563.3	3,039.8
MasterCard/Visa	21,148.7	18,952.6	17,395.2	17,583.4	15,793.1
Private label	17,865.1	14,916.7	13,813.9	11,997.3	11,269.7
Personal non-credit card	18,936.0	19,446.4	17,992.6	16,227.3	13,881.9
Commercial and other	401.3	463.0	506.9	598.6	808.3

Total managed receivables	$118,578.6	$107,495.8	$100,822.7	$87,607.4	$71,728.3

Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”)(7)	7.08%	9.08%	7.57%	7.13%	6.69%
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)(7)	9.94	11.87	10.03	9.36	8.93
Tangible common equity to tangible managed assets(7)	5.08	6.83	6.24	6.24	6.00
Risk adjusted revenue	7.26	7.18	7.64	7.40	7.21
Consumer two-month-and-over contractual delinquency	5.39	5.24	4.46	4.20	4.66
Reserves as a percent of receivables	5.20	4.74	3.78	3.65	3.72
Reserves as a percent of nonperforming loans	118.0	112.6	105.0	107.0	100.1

(1)	The following non-GAAP financial information is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. See “Basis of Reporting” and “Reconciliations to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Combined)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)

	(All dollar amounts are stated in millions)
Net income	$1,665.2	$1,557.8	$1,847.6	$1,630.6	$1,428.3
HSBC acquisition related costs and other merger related items after-tax	167.3	—	—	—	—
Settlement charge and related expenses, after-tax	—	333.2	—	—	—
Loss on disposition of Thrift assets and deposits, after-tax	—	240.0	—	—	—

Operating net income	$1,832.5	$2,131.0	$1,847.6	$1,630.6	$1,428.3

Return on average owned assets	1.66%	2.21%	2.26%	2.35%	2.55%
Return on average common shareholder’s(s’) equity	12.6	23.9	24.1	23.2	23.3
Owned basis efficiency ratio	40.7	36.3	38.4	39.6	39.5
Return on average managed assets	1.36	1.80	1.82	1.85	1.92
Managed basis efficiency ratio	33.9	30.8	34.3	34.5	33.9

(2)	We monitor our operations and evaluate trends on both an owned basis as shown in our financial statements and on a managed basis. Managed basis reporting (a non-GAAP financial measure) assumes that securitized receivables have not been sold and are still on our balance sheet. Managed basis information is intended to supplement, and should not be considered a substitute for, owned basis reporting and should be read in conjunction with reported owned basis results. See “Basis of Reporting” and “Reconciliations to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

(3)	In 2003, we sold $2.8 billion of higher quality non-conforming real estate secured receivables to HSBC Bank USA and acquired owned basis private label portfolios totaling $1.2 billion ($1.6 billion on a managed basis) and MasterCard and Visa portfolios totaling $.9 billion. In 2002, we sold $6.3 billion of real estate secured whole loans from our consumer lending and mortgage services businesses and purchased a $.5 billion private label portfolio. In 2001, we sold approximately $1 billion of MasterCard and Visa receivables as a result of discontinuing our participation in the Goldfish credit card program and purchased a $.7 billion private label portfolio. In 2000, we acquired real estate secured portfolios totaling $3.7 billion.

(4)	As of December 31, 2003, we had received $14.7 billion in HSBC related funding. This total includes $7.6 billion in advances from HSBC and its subsidiaries, $3.2 billion in funding from HSBC’s clients, $1.1 billion in preferred stock and $2.8 billion received on the sale of higher quality non-conforming domestic real estate secured receivables to HSBC Bank USA.

(5)	In conjunction with the HSBC merger, our 7.625%, 7.60%, 7.50% and 8.25% preferred stock was converted into the right to receive cash which totaled approximately $1.1 billion. In consideration of HSBC transferring sufficient funds to make these payments, we issued Series A preferred stock to HSBC on March 28, 2003. Also on March 28, 2003, we called for redemption our $4.30, $4.50 and 5.00% preferred stock.

(6)	Common shareholder’s equity at December 31, 2003 includes push-down accounting adjustments resulting from the HSBC merger.

(7)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets are non-GAAP financial ratios that are used by Household management or certain rating agencies as a measure to evaluate capital adequacy. Excluding the impact of “push-down” accounting on our assets and common shareholder’s equity, TETMA would have been 8.89 percent, TETMA + Owned Reserves would have been 11.76 percent and tangible common equity to tangible managed assets would have been 6.93 percent at December 31, 2003. See “Basis of Reporting” and “Reconciliations to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

      Household, a wholly owned subsidiary of HSBC Holdings plc (“HSBC”), is principally a non-operating holding company. Household may also be referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as “we”, “us”, or “our”. Effective January 1, 2004, HSBC transferred its ownership interest in Household to a wholly owned subsidiary, HSBC North America Holdings Inc. who subsequently contributed Household to its wholly owned subsidiary, HSBC Investments (North America) Inc.

      Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period beginning March 29, 2003. During 2003, the “predecessor” period contributed $245.7 million of net income and the “successor” period contributed $1.4 billion of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, Management’s Discussion and Analysis combines the “predecessor period” (January 1 to March 28, 2003) with the “successor period” (March 29 to December 31, 2003) to present “combined” results for the year ended December 31, 2003.

      Through its subsidiaries, Household provides middle-market consumers with real estate secured loans, auto finance loans, MasterCard* and Visa* credit card loans, private label credit card loans and personal non-credit card loans in the United States, the United Kingdom, Canada, the Republic of Ireland, the Czech Republic and Hungary. We also offer tax refund anticipation loans (“RALs”) in the United States and credit and specialty insurance products in the United States, United Kingdom and Canada. We generate cash to fund our businesses primarily by collecting receivable balances; issuing commercial paper, medium and long term debt; borrowing from HSBC subsidiaries and customers; securitizing and selling consumer receivables and borrowing under secured financing facilities. We use the cash generated to invest in and support receivable growth, to service our debt obligations and to pay dividends to HSBC.

      In addition to owned basis reporting, we also monitor our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. See “Basis of Reporting” for further discussion of the reasons we use this non-GAAP financial measure.

      In measuring our results, management’s primary focus is on receivable growth and operating net income (a non-GAAP financial measure which excludes non-recurring items.) See “Basis of Reporting” for further discussion of operating net income. Operating net income was $1.8 billion in 2003 compared to $2.1 billion in 2002. Operating net income declined in 2003 primarily due to higher operating expenses to support receivable growth; increased legal and compliance costs; higher amortization of intangibles arising from the acquisition by HSBC; lower initial securitization activity as a result of the use of alternative funding sources and higher provision for credit losses as a result of higher charge-offs. Net income during 2003 was positively impacted by purchase accounting adjustments, including adjustments to the cost of our funding to reflect lower credit spreads which was partially offset by higher amortization of intangibles arising from the acquisition by HSBC, and by the discontinuation of the shortcut method of accounting for our interest rate swaps under SFAS No. 133, all of which were the result of the HSBC merger. In 2003, amortization of purchase accounting adjustments increased net income by $109.5 million and the loss of the shortcut method of accounting increased net income by $51.0 million. We have restructured our interest rate swap portfolio to regain use of the shortcut method of accounting and to reduce the potential volatility of future earnings.

      *MasterCard is a registered trademark of MasterCard International, Incorporated and VISA is a registered trademark of VISA USA, Inc.

      Owned receivables increased to $92.4 billion at December 31, 2003. Growth was strongest in our real estate secured portfolio despite a $2.8 billion loan sale to HSBC’s U.S. banking subsidiary (“HSBC Bank USA”) to utilize HSBC liquidity. Real estate secured receivables also reflect whole loan sales of $6.3 billion in 2002 pursuant to our liquidity management plans which included $3.6 billion associated with the disposition of Thrift assets. We currently estimate that in 2004 we will sell an additional $1.0 billion of real estate secured receivables to HSBC Bank USA and $3.0 billion of new real estate secured volume will be recorded at HSBC Bank USA rather than at Household. We estimate that our net income will be reduced by approximately $80 million, or 4 percent of 2003 operating net income, as a result of these loan sales and reduced future volume.

      Subject to receipt of regulatory and other approvals, we also intend to transfer substantially all of our domestic private label credit card portfolio and General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA. We currently estimate that $10 billion in private label receivables ($15 billion on a managed basis) and $4 billion in MasterCard and Visa receivables ($13 billion on a managed basis) will be transferred to HSBC Bank USA in 2004. Upon completion of the initial sale of receivables, additional volume will be sold to HSBC Bank USA on a daily basis. As a result of these contemplated sales, our net interest margin and fee income will be substantially reduced, but our other income will substantially increase as we record gains from these sales. Contingent upon receiving regulatory approval for these asset transfers in 2004, we would also expect to adopt charge-off, loss provisioning and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”) for those MasterCard and Visa and private label credit card receivables which will remain on our balance sheet. We cannot predict with any degree of certainty the timing as to when or if regulatory approval will be received for our proposed asset transfers and, therefore, when the related asset transfers will be completed. As a result, it is not possible to quantify the financial impact to Household for 2004 at this time. Additional information on the financial impact of these proposed asset transfers will be reported as the regulatory approval process progresses and the amount becomes quantifiable.

      Because HSBC reports results on a U.K. GAAP basis, our management also separately monitors net income and earnings excluding goodwill amortization under U.K. GAAP (non-GAAP financial measures). Net income on a U.K. GAAP basis was $1.6 billion for the year ended December 31, 2003 and $1.4 billion for the period March 29 to December 31, 2003 (the period during which we were owned by HSBC). Earnings excluding the amortization of goodwill on a U.K. GAAP basis were $2.1 billion for the year ended December 31, 2003 and $1.8 billion for the period March 29 to December 31, 2003.

      Our continued success and prospects for growth are dependent upon access to the global capital markets. Numerous factors, both internal and external, may impact our access to, and the costs associated with, these markets. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of our management of credit risks inherent in our customer base. Our acquisition by HSBC has improved our access to the capital markets and reduced our funding costs. It also has given us the ability to use HSBC’s liquidity to partially fund our operations and reduce our overall reliance on the debt markets. Our affiliation with HSBC has also expanded our access to a worldwide pool of potential investors.

      Our results are also impacted by general economic conditions, primarily unemployment, underemployment and interest rates, which are largely out of our control. Because we generally lend to customers who have limited credit histories, modest incomes and high debt-to-income ratios or who have experienced prior credit problems, our customers are generally more susceptible to economic slowdowns than other consumers. As unemployment and underemployment increase, as they have in recent years, a higher percentage of our customers default on their loans and our charge-offs increase. Changes in interest rates affect both the rates that we charge to our customers and the rates that we must pay on our borrowings. In recent years, both the interest rates we have charged to our customers as well as those that we pay on our debt have decreased. Our ability to adjust our pricing on many of our products reduces our exposure to an increase in interest rates. The primary risks and opportunities to achieving our business goals in 2004, which are largely dependent upon economic conditions, include loan volume, charge-off and net interest margin.

MERGER WITH HSBC HOLDINGS PLC

      On March 28, 2003, HSBC acquired Household by way of merger with H2 Acquisition Corporation (“H2”), a wholly owned subsidiary of HSBC, in a purchase business combination (see Note 2 to the accompanying consolidated financial statements). Following the merger, H2 was renamed “Household International, Inc.” In accordance with the guidelines for accounting for business combinations, the purchase price paid by HSBC plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for periods subsequent to March 28, 2003, resulting in a new basis of accounting for the “successor” period beginning March 29, 2003. As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. We made subsequent adjustments to our preliminary fair value estimates as additional information, including third party valuation data, was obtained. Information for all “predecessor” periods prior to the merger is presented on the historical basis of accounting which impacts its comparability to our “successor” periods.

      To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, Management’s Discussion and Analysis combines the “predecessor period” (January 1 to March 28, 2003) with the “successor period” (March 29 to December 31, 2003) to present “combined” results for the year ended December 31, 2003.

      At the time of the merger, we identified several items as near term priorities to maximize the benefits of the merger. Since the merger, we have established numerous integration teams and have made the following progress:

•	Funding benefits — As of December 31, 2003, we received $14.7 billion in HSBC related funding as detailed below. We also implemented revolving credit facilities with HSBC of $2.5 billion domestically and $4.5 billion in the U.K.

(In billions)

Debt issued to HSBC subsidiaries:
Domestic short-term borrowings	$2.6
Drawings on bank lines in the U.K.	3.4
Term debt	1.3
Preferred securities issued by Household Capital Trust VIII	.3

Total debt issued to HSBC subsidiaries	7.6

Debt issued to HSBC clients:
Euro commercial paper	2.8
Term debt	.4

Total debt issued to HSBC clients	3.2
Preferred stock issued to HSBC	1.1
Cash received on sale of real estate secured loans to HSBC Bank USA	2.8

Total HSBC related funding	$14.7

We currently anticipate that we will continue to use HSBC’s liquidity to partially fund our operations. This will reduce our reliance on the debt markets. Because we are now a subsidiary of HSBC, our credit spreads relative to treasuries have tightened since the merger. In 2003, these tightened credit spreads have resulted in cash funding expense savings of approximately $125 million compared to the funding costs we would have incurred using average spreads from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years. The portion of these savings to be realized by Household will depend in large part upon the amount and timing of the proposed domestic private label and MasterCard and Visa credit card receivable transfers to HSBC Bank USA and other initiatives between Household and HSBC subsidiaries. Amortization of purchase accounting fair value adjustments applied to our external debt obligations, including derivative financial instruments, as a result of the HSBC merger reduced interest expense by $884.9 million in 2003.

•	Technology integration and other synergies — Significant progress has been made in integrating Household and HSBC technology teams and systems, including initiatives to consolidate the data centers and to convert HSBC credit card portfolios onto the Household loan processing system. Based on the joint strength of HSBC and Household, we have also renegotiated a wide range of contracts, including telecommunications. Also, efficiency savings have been achieved in a number of other areas through the integration of various functions including purchasing, human resources, facilities and finance.

•	Using our consumer credit business models and other practices in HSBC’s operations — Good progress has been made on using our consumer credit business models and other practices in HSBC’s operations, both in the U.S. and internationally. Shared practices include Household’s credit risk management, credit card management, collections, retail services and customer focused technology.

•	Expanding business opportunities — A number of initiatives are being developed including cross referral of consumer finance/banking and retail services customers between Household and HSBC and combining credit card and auto finance management. We have also developed more “prime-like” products to provide customers a “full spectrum” of options.

•	Cross border payments — In liaison with HSBC’s Mexican subsidiary, an initiative is being developed to provide a remittance capability between customers in the U.S. and their families and friends in Mexico. This initiative will include a web-based option in which the recipient is able to access the funds via an ATM using a stored value card and a remittance service via HSBC branches and kiosks in Mexico. Both services will provide cross-selling opportunities.

•	Global processing opportunities — Processing costs have been reduced in our consumer lending and auto finance businesses by utilizing HSBC’s processing centers in India.

BASIS OF REPORTING

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

      Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger are presented using our historical basis of accounting, which impacts comparability with the “successor” period beginning March 29, 2003. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, Management’s Discussion and Analysis combines the “predecessor” period (January 1 through March 28, 2003) with the “successor” period (March 29 through December 31, 2003) to present “combined” results for the year ended December 31, 2003.

      In addition to the GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-GAAP basis:

      Operating Results, Percentages and Ratios Certain percentages and ratios have been presented on an operating basis and have been calculated using “operating net income”, a non-GAAP financial measure. “Operating net income” is net income excluding certain nonrecurring items. These nonrecurring items are also excluded in calculating our operating basis efficiency ratios. We believe that excluding nonrecurring items helps readers of our financial statements to understand better the results and trends of our underlying business.

	2003	2002

	(In millions)
Net income	$1,665.2	$1,557.8
HSBC acquisition related costs and other merger related items incurred by Household, after tax	167.3
Attorney general settlement charge and related expenses, after-tax	—	333.2
Loss on disposition of Thrift assets and deposits, after tax	—	240.0

Operating net income	$1,832.5	$2,131.0

      Net income during 2003 was positively impacted by purchase accounting adjustments and by the discontinuation of the shortcut method of accounting for our interest rate swaps under SFAS No. 133, both of which were the result of the HSBC merger. In 2003, amortization of purchase accounting adjustments increased net income by $109.5 million and the loss of the shortcut method of accounting increased net income by $51.0 million. We have restructured our interest rate swap portfolio to regain use of the shortcut method of accounting and to reduce the potential volatility of future earnings. See “Developments and Trends” for further discussion of 2003 results and related trends.

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

      When reporting on a managed basis, net interest margin, provision for credit losses and fee income related to receivables securitized are reclassified from securitization revenue in our owned statements of income into the appropriate caption. Additionally, charge-off and delinquency associated with these receivables are included in our managed basis credit quality statistics.

      Debt analysts, rating agencies and others also evaluate our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables investors and other interested parties to better understand the performance and quality of our entire managed loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned portfolio.

      Equity Ratios Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”), tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-GAAP financial measures that are used by Household management or certain rating agencies to evaluate capital adequacy. These ratios may differ from similarly named measures presented by other companies. The most directly comparable GAAP financial measure is common and preferred equity to owned assets.

      We also monitor our equity ratios excluding the impact of purchase accounting adjustments. We do so because we believe that the purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations.

      Preferred securities issued by certain non-consolidated trusts are considered equity in the TETMA and TETMA + Owned Reserves calculations because of their long-term subordinated nature and the ability to defer dividends. Our Adjustable Conversion-Rate Equity Security Units, which exclude purchase accounting adjustments, are also considered equity in these calculations because they include investor obligations to purchase HSBC ordinary shares in 2006.

      U.K. GAAP HSBC reports results on a U.K. GAAP basis. The following table reconciles our net income on a U.S. GAAP basis to net income and earnings excluding goodwill amortization on a U.K. GAAP basis.

March 29 to
December 31, 2003

(In millions)
Net income — U.S. GAAP basis	$1,419.5
Adjustments, net-of-tax:
Deferred origination expenses	(157.0)
Derivative financial instruments	(41.2)
Securitizations	(429.8)
Goodwill amortization	(380.8)
Purchase accounting adjustments	1,070.4
Other	(93.9)

Net income — U.K. GAAP basis	1,387.2
Goodwill amortization	380.8

Earnings excluding goodwill amortization — U.K. GAAP basis	$1,768.0

      Deferred origination expenses — In its application of U.K. GAAP, HSBC applies a more restricted definition of directly incurred origination expenses than U.S. GAAP. As a result, an adjustment is necessary to reduce the amount of origination costs deferred on the balance sheet, to reduce the related amortization of deferred origination costs and to increase operating expenses.

      Derivative financial instruments — Under U.S. GAAP, all derivatives are recognized on the balance sheet at their fair value. Derivatives are designated either as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation or a non-hedging derivative. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income and reclassified into earnings in the period during which the hedged item affects earnings. Changes in the fair value of derivatives used to hedge net investment in foreign operations, to the extent effective as a hedge, are recorded in common shareholders’ equity as a component of the cumulative translation adjustment account within accumulated other comprehensive income. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in earnings in the period of change in fair value.

      Under U.K. GAAP, non-trading derivatives, including qualifying interest rate swaps, are accounted for on an equivalent basis to the underlying assets, liabilities or net positions. Any profit or loss arising is recognized on the same basis as that arising from the related assets, liabilities or positions.

      For purposes of the presentation of Household’s U.K. GAAP financial information, all adjustments to measure non-trading derivatives at fair value have been reversed.

      Securitizations — Under U.S. GAAP, a gain on sale is recognized for the difference between the carrying value of the receivables securitized and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions based on historical experience and estimates of expected future performance.

      Under U.S. GAAP, in connection with these transactions, we record an interest-only strip receivable which represents our contractual right to receive interest and other cash flows from the securitization trust. Our interest-only strip receivables are reported as a separate component of receivables, net of our estimate of probable losses under the recourse provisions, at estimated fair value using discounted cash flow estimates. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholder’s(s’) equity in accumulated other comprehensive income, net of income taxes. Any decline in the value of our interest-only strip receivable which is deemed to be other than temporary is charged against current earnings.

      Under U.K. GAAP, securitized receivables are treated as financing transactions. The securitized receivables are treated as owned receivables and consequently included on the balance sheet. Any gains recorded under U.S. GAAP on these transactions, net of estimated probable losses under the recourse provisions, and fair value adjustments to the interest-only strip receivables are reversed. A credit loss provision is established for these receivables. For certain securitization transactions, the receivables and associated debt are reported under U.K. GAAP under a “linked presentation” format where the debt is non-recourse and is repayable only from benefits generated by the assets being financed or by the transfer of the assets themselves. In a linked presentation, the non-recourse debt is shown deducted from the related gross receivables on the face of the balance sheet.

      Goodwill amortization — Under U.K. GAAP, goodwill resulting from acquisitions completed after December 31, 1997 is capitalized and amortized on a straight-line basis over its useful economic life, which HSBC has estimated to be 20 years. Under U.S. GAAP, goodwill is not amortized but is required to be tested annually for impairment.

      Purchase accounting adjustments — There are differences in the valuation of assets and liabilities between U.S. and U.K. GAAP due to the U.K. GAAP adjustments discussed above. In addition, under U.K. GAAP, fair value amortization adjustments are not tax effected where there is no change in the estimated tax payable.

      Other — Includes adjustments related to suspension of interest accruals on nonperforming loans, capitalized software costs, payments to executives under employment agreements and other items.

      Quantitative Reconciliations of Non-GAAP Financial Measures to GAAP Financial Measures For a reconciliation of managed basis net interest margin, fee income and provision for credit losses to the comparable owned basis amounts, see Note 22, “Segment Reporting,” to the accompanying consolidated financial statements. For a reconciliation of our owned loan portfolio by product to our managed loan portfolio, see Note 4, “Receivables,” to the accompanying consolidated financial statements. For additional quantitative reconciliations of other non-GAAP financial measures presented herein to the equivalent GAAP basis financial measures see “Reconciliations to GAAP Financial Measures.”

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We believe our policies are appropriate and fairly present the financial position of Household.

      The significant accounting policies used in the preparation of our financial statements are more fully described in Note 1 to the accompanying consolidated financial statements. Certain critical accounting policies, which affect the reported amounts of assets, liabilities, revenues and expenses, are complex and involve significant judgment by our management, including the use of estimates and assumptions. We recognize the different inherent loss characteristics in each of our loan products as well as the impact of operational policies such as customer account management policies and practices and risk management/collection practices. As a result, changes in estimates, assumptions or operational policies could significantly affect our financial position or our results of operations. We base and establish our accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions, customer account management policies and practices, risk management/collection practices, or conditions as discussed below.

      We believe that of the significant accounting policies used in the preparation of our consolidated financial statements, the items discussed below involve critical accounting estimates and a high degree of judgment and complexity. Our management has discussed the development and selection of these critical accounting policies with the audit committee of our Board of Directors, including the underlying estimates and assumptions, and the audit committee has reviewed our disclosure relating to these accounting policies and practices in this MD&A.

      Credit Loss Reserves Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed to us when they become contractually due. Consequently, we maintain credit loss reserves at a level that we consider adequate, but not excessive, to cover our estimate of probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. Loss reserve estimates are reviewed periodically, and adjustments are reflected through the provision for credit losses on owned receivables in the period when they become known. We believe the accounting estimate relating to the reserve for credit losses is a “critical accounting estimate” for the following reasons:

•	The provision for credit losses totaled $4.0 billion in 2003, $3.7 billion in 2002 and $2.9 billion in 2001 and changes in the provision can materially affect net income. As a percentage of average owned receivables, the provision was 4.45% in 2003 compared to 4.52% in 2002 and 4.00% in 2001.

•	Estimates related to the reserve for credit losses require us to consider future delinquency and charge-off trends which are uncertain and require a high degree of judgment.

•	The reserve for credit losses is influenced by factors outside of our control such as bankruptcy trends and laws, customer payment patterns and economic conditions.

      Because our loss reserve estimate involves judgement and is influenced by factors outside of our control, it is reasonably possible such estimates could change. Our estimate of probable net credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions which influence growth, portfolio seasoning, bankruptcy trends, delinquency rates and the flow of loans through the various stages of delinquency, or buckets, the realizable value of any collateral and actual loss exposure. Changes in such estimates could significantly impact our credit loss reserves and our provision for credit losses. For example, a 10% change in our projection of probable net credit losses on owned receivables could have resulted in a change of approximately $380 million in our credit loss reserve for owned receivables at December 31, 2003. The reserve for credit losses is a critical accounting estimate for all three of our reportable segments.

      Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. In addition, our loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning and current levels of charge-offs and delinquencies.

      While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs in developing our loss reserve estimate.

      We periodically re-evaluate our estimate of probable losses for consumer receivables. Changes in our estimate are recognized in our statement of income as provision for credit losses on owned receivables in the period that the estimate is changed. Our credit loss reserves for owned receivables increased $460.5 million in

2003 to $3.8 billion at December 31, 2003 primarily due to receivable growth. Our reserves as a percentage of receivables were 4.11 percent at December 31, 2003, 4.04 percent at December 31, 2002 and 3.33 percent at December 31, 2001. Reserves as a percentage of receivables at December 31, 2003 were higher than December 31, 2002 as a result of the sale of $2.8 billion of higher quality real estate secured loans to HSBC Bank USA in December 2003. Had this sale not occurred, reserves as a percentage of receivables at December 31, 2003 would have been lower than 2002 as a result of improving credit quality in the latter half of 2003 as delinquency rates stabilized and charge-off levels improved. Compared to December 31, 2001, our reserves as a percentage of receivables at December 31, 2002 increased, reflecting the impact of a weakened economy, increased personal bankruptcy filings, higher levels of delinquency and charge-off, customer account management policies and practices and the continuing uncertainty as to the ultimate impact the weakened economy would have on delinquency and charge-off levels.

      For more information about our charge-off and customer account management policies and practices, see “Credit Quality — Delinquency and Charge-offs” and “Credit Quality — Customer Account Management Policies and Practices.”

      Receivables Sold and Serviced With Limited Recourse and Securitization Revenue We use a variety of sources to fund our operations. One of these sources is the securitization of receivables. For securitizations which qualify as sales, the receivables are removed from the balance sheet and a gain on sale and interest-only strip receivable are recognized. Determination of both the gain on sale and the interest-only strip receivable include estimates of future cash flows to be received over the lives of the sold receivables. We believe the accounting estimates relating to gains on sale and the value of the interest-only strip receivable are “critical accounting estimates” for the following reasons:

•	Changes in the estimates of future cash flows used to determine gains on sale and the value of interest-only strip receivables may materially affect net income.

•	The value of our interest-only strip receivable totaled $1.0 billion at December 31, 2003 and $1.1 billion at December 31, 2002. This value may be influenced by factors outside of our control such as customer payment patterns and economic conditions which impact charge-off and delinquency.

•	Estimates relating to the gain on sale and the value of our interest-only strip receivable require us to forecast cash flows which are uncertain and require a high degree of judgment.

      The lives of the receivables that we securitize and which qualify as sales, are relatively short. We have not structured any real estate secured receivable securitization transactions to receive sale treatment since 1997. As a result, the real estate secured receivables, which generally have longer lives than our other receivables, and related debt remain on our balance sheet. Recording gains on sales for receivables with shorter lives reduces the period of time for which cash flows must be forecasted and, therefore, reduces the potential volatility of these projections. Because our securitization accounting involves judgment and is influenced by factors outside of our control, it is reasonably possible such forecasts and estimates could change. Changes in such estimates or in the level or mix of receivables securitized could significantly impact the gains on sale we record and the value of our interest-only strip receivables. Determination of both the gain on sale and the interest-only strip receivable are critical accounting estimates for all three of our reportable segments.

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

      Securitizations structured as sales transactions also involve the recording of an interest-only receivable which represents our contractual right to receive interest and other cash flows from the securitization trust. Our interest-only strip receivables are reported as a separate component of receivables, net of our estimate of probable losses under the recourse provisions, at estimated fair value using discounted cash flow estimates.

Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholder’s(s’) equity in accumulated other comprehensive income, net of income taxes. Any decline in the value of our interest-only strip receivable which is deemed to be other than temporary is charged against current earnings.

      Assumptions used in estimating gains on sales of receivables are evaluated with each securitization transaction. Assumptions used in valuing interest-only strip receivables are re-evaluated each quarter based on experience and expectations of future performances. During 2003 and 2002, we experienced lower interest rates on both the receivables sold and securities issued as well as generally higher delinquency and charge-off levels on the underlying receivables sold. We also had lower initial securitizations of receivables in 2003 compared to 2002 as a result of the use of alternative funding sources including HSBC subsidiaries and customers. These factors impacted both the gains recorded and the values of our interest-only strip receivables. Securitization gains will vary each year based on the level and rate of receivables securitized in that particular year. The sensitivity of our interest-only strip receivable to various adverse changes in assumptions and the amount of gain recorded and initial receivables securitized in each period is disclosed in Note 5, “Asset Securitizations,” to the accompanying consolidated financial statements.

      Securitization and secured financing levels in 2004 are expected to remain consistent with 2003 levels. We currently anticipate, however, that we will rely less on securitizations and secured financings in the future as we continue to receive funding from HSBC and its clients to partially fund our operations. Under U.K. GAAP, as reported by HSBC, securitizations are treated as secured financing transactions. Therefore, we may structure more of our securitization transactions as secured financings under U.S. GAAP in the future in order to align our accounting treatment with HSBC’s U.K. GAAP treatment.

      Purchase Accounting In accordance with the guidelines for accounting for business combinations, the purchase price paid by HSBC plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for periods subsequent to March 28, 2003, resulting in a new basis of accounting for the “successor” period beginning March 29, 2003. As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. We believe the accounting estimates used to determine the fair value of our assets and liabilities at the time of the merger are “critical accounting estimates” for the following reasons:

•	Application of push-down accounting in our financial statements resulting from our acquisition by HSBC resulted in an increase to common shareholder’s equity of $5.7 billion, an increase to acquired intangibles of $2.6 billion and an increase to goodwill of $5.5 billion at March 28, 2003.

•	Many fair value estimates required us to forecast future cash flows, which often can be uncertain and require a high degree of judgment.

•	Amortization of fair value adjustments, which increased net income by $109.5 million in 2003, in many cases involved determining estimated useful lives and different estimates could materially affect net income.

      Using different assumptions and estimates may have resulted in different fair value estimates for our assets and liabilities, including goodwill. Throughout 2003, we made adjustments to our preliminary fair value estimates as additional information, including third party valuation data, was obtained. Purchase accounting adjustments have not been allocated to our segments, which is consistent with management’s view of our reportable segment results. For purposes of conducting impairment testing, our goodwill will be allocated to our operating units in 2004.

      Whenever possible, quoted market prices were used to determine the fair value of our assets and liabilities. However, a significant portion of our financial instruments do not have a quoted market price. For these items, values were determined using a discounted cash flow analysis. Assumptions used to estimate future cash flows on receivables are consistent with management’s assessments regarding ultimate collectibility of assets and related interest and with estimates of product lives and repricing characteristics used in our asset/liability management process. All assumptions were based on historical experience adjusted for future expectations. Assumptions used to determine fair values for assets and liabilities for which no active market exists are inherently judgmental and changes in these assumptions could have significantly affected fair value calculations as well as the resulting fair value amortization. Our identifiable intangibles were valued independently by a third party.

      Contingent Liabilities Both we and certain of our subsidiaries are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations which affect all three of our reportable segments. Certain of these activities are or purport to be class actions seeking damages in significant amounts. These actions include assertions concerning violations of laws and/or unfair treatment of consumers.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Developments and Trends

      Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period beginning March 29, 2003. During 2003, the “predecessor” period contributed $245.7 million of net income and the “successor” period contributed $1.4 billion of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, Management’s Discussion and Analysis combines the “predecessor period” (January 1 to March 28, 2003) with the “successor period” (March 29 to December 31, 2003) to present “combined” results for the year ended December 31, 2003.

      Our net income was $1.7 billion in 2003, $1.6 billion in 2002 and $1.8 billion in 2001. Operating net income was $1.8 billion in 2003, $2.1 billion in 2002 and $1.8 billion in 2001. Operating net income is a non-GAAP financial measure which in 2003 excludes HSBC acquisition related costs and other merger related items incurred by Household of $167.3 million, after-tax, and in 2002, excludes the settlement charge and related expenses of $333.2 million, after-tax, and the loss on disposition of Thrift assets and deposits (the “Thrift disposition loss”) of $240.0 million, after-tax.

      Operating net income declined from the prior year due to higher operating expenses to support receivables growth; increased legal and compliance costs; higher amortization of intangibles arising from the acquisition by HSBC; lower initial securitization activity as a result of the use of alternative funding sources including HSBC subsidiaries and customers; and higher provision for credit losses as a result of higher charge-offs. Partially offsetting these decreases were higher net interest margin and fee income due to receivable growth and lower funding costs. Net income during 2003 was positively impacted by purchase accounting adjustments, including adjustments to the cost of our funding to reflect lower credit spreads which was partially offset by higher amortization of intangibles arising from the acquisition by HSBC, and by the discontinuation of the shortcut method of accounting for our interest rate swaps under SFAS No. 133, all of which were the result of the HSBC merger. In 2003, amortization of purchase accounting adjustments increased net income by $109.5 million and the loss of the shortcut method of accounting increased net income by $51.0 million. We have restructured our interest rate swap portfolio to regain use of the shortcut method of accounting and to reduce the potential volatility of future earnings.

      The increase in operating net income in 2002 compared to 2001 was due to receivable and revenue growth. Receivable growth was largely offset by higher securitization levels and asset sales of $6.3 billion including $3.6 billion of receivables that were sold as part of the disposition of Thrift assets. Revenue growth was partially offset by higher operating expenses to support portfolio growth and higher credit loss provision due to the larger portfolio and uncertain economic environment. Our improved operating results in 2002 were offset by the attorney general settlement charge and the Thrift disposition loss which collectively reduced net income by $573.2 million. As of February 1, 2004, approximately 80 percent of eligible customers had accepted funds related to the attorney general settlement and had executed a release of all civil claims against us relating to the specified consumer lending practices.

      Owned receivables were $92.4 billion at year-end 2003, compared to $82.6 billion at year-end 2002. Receivable growth of $9.8 billion in 2003 includes a positive foreign exchange translation impact of $1.2 billion. Growth was strongest in our real estate secured portfolio, especially in our mortgage services business. In 2003, our branch-based consumer lending business reported strong real estate secured originations in the second half of the year following weak sales momentum in the first half of the year as a result of our intentional fourth quarter 2002 slowdown and higher run-off. Also contributing to the increase was growth resulting from an expanded range of products. Real estate loan growth in 2003 was impacted by the sale of $2.8 billion of our higher quality non-conforming product to HSBC Bank USA on December 31, 2003 to utilize HSBC liquidity. Real estate secured receivables also reflect whole loan sales of $6.3 billion in 2002, including $3.6 billion associated with the disposition of Thrift assets, pursuant to our liquidity management plans. Our auto finance, MasterCard and Visa and private label portfolios also reported growth, while our personal non-credit card portfolio declined due to tightened underwriting and reduced marketing.

      Our return on average common shareholder’s(s’) equity (“ROE”) was 11.4 percent in 2003, compared to 17.3 percent in 2002 and 24.1 percent in 2001. The decrease in ROE in 2003 reflects higher equity levels as a result of push-down accounting resulting from the merger. Our return on average owned assets (“ROA”) was 1.51 percent in 2003, compared to 1.62 percent in 2002 and 2.26 percent in 2001. Excluding HSBC acquisition related costs and other merger related items in 2003, ROE was 12.6 percent and ROA was 1.66 percent. Excluding the settlement charge and the Thrift disposition loss in 2002, ROE was 23.9 percent and ROA was 2.21 percent. The decline in ROA excluding the non-recurring items reflects higher provision for credit losses, higher operating expenses and lower securitization revenue.

      Our owned net interest margin was 8.10 percent in 2003, compared to 7.57 percent in 2002 and 7.85 percent in 2001. The increase in 2003 was attributable to lower cost of funds including amortization of purchase accounting fair value adjustments applied to our external debt obligations, including derivative financial instruments, as a result of the HSBC merger, partially offset by lower yields on our receivables, particularly real estate secured, due to reduced pricing and the amortization of fair value adjustments to our receivables. The decrease in 2002 was attributable to our liquidity-related investment portfolio which was established in 2002 and has lower yields than our receivable portfolio, partially offset by lower funding costs.

      Our owned consumer charge-off ratio was 4.06 percent in 2003, compared to 3.81 percent in 2002 and 3.32 percent in 2001. The increase reflects the impact of the weak economy, including higher bankruptcy filings. Our two-months-and-over contractual delinquency ratio was 5.36 percent at December 31, 2003 and 5.34 percent at December 31, 2002. Excluding the impact of the sale of $2.8 billion of real estate secured loans to HSBC Bank USA on December 31, 2003, two-months-and-over contractual delinquency would have been 5.21 percent. During the latter half of 2003, we began to see improvements in credit quality as delinquency stabilized and charge-offs improved.

      During 2003, we increased our owned loss reserves to $3.8 billion by recording owned loss provision greater than charge-offs of $379.4 million. Receivables growth contributed to the higher loss reserves.

      Our owned basis efficiency ratio was 42.4 percent in 2003, 42.6 percent in 2002 and 38.4 percent in 2001. Excluding HSBC acquisition related costs and other merger related items in 2003 and the settlement charge and the Thrift disposition loss in 2002, our owned basis efficiency ratio was 40.7 percent in 2003 and 36.3 percent in 2002. In 2003, the increase in the efficiency ratio on an operating basis reflects lower securitization revenue and higher operating expenses, including planned higher legal and compliance costs, which were partially offset by higher net interest margin. We are committed to taking a leadership role in the consumer finance industry by establishing a benchmark for quality. As a result, we have significantly increased our investment in compliance, monitoring and training to approximately $150 million during 2003 which is more than double the amount invested in 2002. The lower operating basis efficiency ratio in 2002 reflects higher revenues, partially offset by higher operating expenses to support growth.

      Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”) was 7.08 percent at December 31, 2003 and 9.08 percent at December 31, 2002. TETMA + Owned Reserves was 9.94 percent at December 31, 2003 and 11.87 percent at December 31, 2002. Tangible common equity to tangible managed assets was 5.08 percent at December 31, 2003 and 6.83 percent at December 31, 2002. The decreases in our equity ratios in 2003 were primarily the result of purchase accounting adjustments. Excluding purchase accounting adjustments at December 31, 2003, TETMA was 8.89 percent, TETMA + Owned Reserves was 11.76 percent and tangible common equity to tangible managed assets was 6.93 percent. These ratios represent non-GAAP financial ratios that are used by Household management or certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Reconciliations to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

      In December 2003, we received regulatory approval and subsequently sold $2.8 billion of our higher quality non-conforming domestic real estate secured receivables to HSBC Bank USA on December 31, 2003. We recorded a pre-tax gain of $16.0 million in connection with this sale. We anticipate selling approximately $1.0 billion of additional similar receivables to HSBC Bank USA in the first quarter of 2004. In the future, similar real estate secured loan originations from correspondents will be purchased directly by HSBC Bank USA. Pursuant to a service level agreement, we will source, underwrite and price such purchases for HSBC Bank USA and we will be paid a fee for each such loan purchased by HSBC Bank USA. Under a separate servicing agreement, we have agreed to service all real estate secured loans sold to HSBC Bank USA including all future business they purchase from correspondents. We currently estimate that in 2004, new volume of approximately $3.0 billion will be recorded at HSBC Bank USA rather than at Household and our net income will be reduced by approximately $80 million, or 4 percent of 2003 operating net income, as a result of these loan sales and reduced future volume.

      Subject to receipt of regulatory and other approvals, we also intend to transfer substantially all of our domestic private label credit card portfolio and our General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA. We currently estimate that $10 billion in private label receivables ($15 billion on a managed basis) and $4 billion in MasterCard and Visa receivables ($13 billion on a managed basis) will be transferred to HSBC Bank USA in 2004. Upon completion of the initial sale of receivables, additional volume will be sold to HSBC Bank USA on a daily basis. As a result of these contemplated sales, our net interest margin and fee income will be substantially reduced, but our other income will substantially increase as we record gains from these sales. Contingent upon receiving regulatory approval for these asset transfers in 2004, we would also expect to adopt charge-off, loss provisioning and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the FFIEC for those MasterCard and Visa and private label credit card receivables which will remain on our balance sheet. We cannot predict with any degree of certainty the timing as to when or if regulatory approval will be received and, therefore, when the related asset transfers will be completed. As a result, it is not possible to quantify the financial impact to Household for 2004 at this time. Additional information on the financial impact of these proposed asset transfers will be reported as the regulatory approval process progresses and the amount becomes quantifiable.

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

      In 2003, we continued efforts to address the injunctive relief items set forth in the Attorneys General settlement agreement. As of December 31, 2003, all Consumer Protection Plan initiatives have been implemented.

Segment Results — Managed Basis

      Our operations are divided into three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom (“U.K.”), Canada, and Europe.

      The following summarizes operating results for our reportable operating segments for 2003 compared to 2002 and 2001. See Note 22, “Segment Reporting,” to the accompanying consolidated financial statements for additional segment information.

      Consumer Segment Our Consumer segment reported net income of $1.1 billion in 2003, $.8 billion in 2002 and $1.3 billion in 2001. Net income for 2002 was impacted by the settlement agreement with the state attorneys general and regulatory agencies as well as the loss on disposition of our Thrift. Operating net income was $1.4 billion in 2002. Operating net income is a non-GAAP financial measurement of net income excluding the settlement charge and related expenses of $333.2 million, after-tax, and the Thrift disposition loss of $240.0 million, after-tax. Compared to operating net income in 2002, increases in net interest margin and fee income were more than offset by higher operating expenses and provision for credit losses and lower other revenues as a result of a decline in initial securitization activity due in part to funding obtained through HSBC in 2003. The increase in operating net income in 2002 compared to 2001 reflects higher net interest margin and other revenues (excluding the Thrift disposition loss), partially offset by higher provision for credit losses.

      Net interest margin increased $357.4 million, or 5 percent, in 2003 and $1.1 billion, or 20 percent in 2002. Fee income increased $90.1 million, or 24 percent, in 2003 and $12.1 million, or 3 percent in 2002. Growth in average receivables drove the increases in net interest margin and fee income in both years. Other revenues (excluding fee income and the 2002 loss on disposition of Thrift assets and deposits) decreased $329.5 million, or 38 percent, in 2003 and increased $502.8 million, or 141 percent in 2002. The decrease in 2003 was primarily attributable to lower securitization revenue due to a significant decline in initial securitization volume, primarily in our auto finance business, as a result of alternative funding including HSBC subsidiaries and customers. The increase in 2002 was attributable to higher securitization revenue. Initial securitization levels in 2002 were much higher than both 2003 and 2001 as a result of our liquidity management plans. Our provision for credit losses rose $372.1 million, or 10 percent, in 2003 and $1.4 billion, or 53 percent, in 2002 as a result of increased levels of receivables, higher provision for credit losses on securitized receivables, including higher estimated losses at auto finance, and higher levels of charge-off, due in part to the weak economy. We increased managed loss reserves by recording loss provision greater than charge-offs of $768.2 million in 2003 and $1.0 billion in 2002. Operating expenses (excluding the 2002 settlement charge and related expenses) increased $314.7 million, or 15 percent, in 2003 and $226.0 million, or 12 percent in 2002. The increases are the result of additional operating costs to support the increased receivable levels and higher legal and compliance costs.

      Managed receivables grew to $87.1 billion, up 10 percent from $79.4 billion at year-end 2002 and $75.6 billion at year-end 2001. The managed receivable growth in both years was driven primarily by growth in real estate secured receivables in our correspondent business. In 2003, our branch-based consumer lending business reported strong real estate secured originations in the second half of the year following weak sales momentum in the first half of the year as a result of our intentional fourth quarter 2002 slowdown and higher run-off. Real estate growth in 2003 was impacted by the $2.8 billion loan sale to HSBC Bank USA to utilize HSBC liquidity. Real estate secured receivables also reflect whole loan sales of $6.3 billion in 2002 pursuant to our liquidity management plans which included $3.6 billion associated with the disposition of Thrift assets. Our private label portfolio also reported strong growth in 2003 as a result of portfolio acquisitions as well as organic growth.

      Return on average managed assets (“ROMA”) was 1.22 percent in 2003, compared to 1.02 percent in 2002 and 1.88 percent in 2001. Excluding the settlement charge and Thrift disposition loss, ROMA was

1.71 percent in 2002. The declines in the ratios in both years reflect higher provision for credit losses and operating expenses. The 2003 ratio also reflects lower securitization revenue.

      Credit Card Services Segment Our Credit Card Services segment reported improved results over the prior years. Net income increased to $500.0 million in 2003, compared to $414.0 million in 2002 and $291.7 million in 2001. These increases were due primarily to higher net interest margin and fee income, partially offset by higher provision for credit losses.

      Net interest margin increased $186.3 million, or 11 percent, in 2003 and $271.2 million, or 18 percent in 2002. Fee income increased $155.5 million, or 13 percent, in 2003 and $65.4 million, or 6 percent in 2002. Growth in average receivables drove the increases in net interest margin and fee income in both years. In 2002, net interest margin as a percent of average receivables increased as a result of lower funding costs and pricing floors, which limited rate reductions on certain variable rate credit card products. Our provision for credit losses rose $169.9 million, or 12 percent, in 2003 and $260.8 million, or 22 percent, in 2002 as a result of increased levels of receivables and the continued weak economy. We increased managed loss reserves by recording loss provision greater than charge-offs of $153.2 million in 2003 and $135.9 million in 2002. Operating expenses of $1.1 billion in 2003 were comparable to $1.1 billion in both 2002 and 2001.

      Managed receivables were $19.6 billion at December 31, 2003, compared to $18.1 billion at year-end 2002 and $17.2 billion at year-end 2001. Growth in 2003 reflects strong growth in our GM portfolio and portfolio acquisitions totaling $.9 billion. Growth in both periods also reflects organic growth in our subprime direct mail and our partner programs, which include both our GM portfolio and the AFL-CIO Union Plus® (“UP”) portfolio, our affinity card relationship with the AFL-CIO labor federation. Our Household Bank branded portfolio also reported growth in 2002.

      ROMA improved to 2.44 percent in 2003, compared to 2.20 percent in 2002 and 1.72 percent in 2001. The increases reflect higher net interest margin and fee income, partially offset by higher provision for credit losses.

      International Segment Our International segment reported net income of $170.1 million in 2003, compared to $231.5 million in 2002 and $204.1 million in 2001. Net income includes positive foreign exchange translation impacts of $18.2 million in 2003 and $8.6 million in 2002 and a negative impact of $10.0 million in 2001. The decrease in net income in 2003 reflects higher expenses and provision for credit losses and lower other revenues, partially offset by higher net interest margin. The increase in net income in 2002 reflects higher net interest margin and other revenues, partially offset by higher provision for credit losses and expenses.

      Net interest margin increased $111.4 million, or 17 percent, in 2003 and $49.0 million, or 8 percent in 2002. Growth in average receivables drove the increases in net interest margin in both years. Although receivable levels have increased over 2002 levels, net interest margin as a percentage of average receivables declined due to receivable mix and pricing. Other revenues (excluding fee income) decreased $41.2 million, or 11 percent, in 2003 and increased $114.4 million, or 47 percent in 2002. The changes are partially due to lower initial securitization levels in 2003 and higher initial securitization levels in 2002. Insurance revenues were higher in both 2003 and 2002. Also contributing to the increase in 2002 over 2001 were servicing fees from Centrica, our former partner in the Goldfish program, which was discontinued in 2001, and a final payment of $55 million from Centrica relating to the termination of the Goldfish program. Our provision for credit losses rose $78.7 million, or 28 percent, in 2003 and $53.2 million, or 23 percent, in 2002 as a result of increased levels of receivables. We increased managed loss reserves by recording loss provision greater than charge-offs of $68.8 million in 2003 and $59.3 million in 2002. Operating expenses increased $73.8 million, or 16 percent, in 2003 and $56.8 million, or 14 percent in 2002. The increases are the result of additional operating costs, primarily salary expenses and costs associated with a 2003 private label portfolio acquisition, to support receivables growth and higher policyholder benefits, which were the result of higher insurance sales volumes.

      Managed receivables totaled $11.0 billion at year-end 2003, compared to $8.8 billion at year-end 2002 and $7.2 billion at year-end 2001. Receivable balances at December 31, 2003 reflect positive foreign exchange translation impacts of $1.2 billion compared to December 31, 2002 foreign exchange rates. All products reported growth in 2003. Our private label portfolio reported the strongest growth as a result of a $.4 billion portfolio acquisition in the second quarter of 2003. In 2002, growth was primarily attributable to MasterCard and Visa and personal non-credit receivables in the U.K. and real estate secured receivables.

      ROMA was 1.57 percent in 2003, compared to 2.60 percent in 2002 and 2.36 percent in 2001. The decrease in 2003 reflects lower net interest margin as a percent of average receivables, lower other revenues and higher provision for credit losses and operating expenses.

Receivable Review

      Owned receivables at December 31, 2003 and increases (decreases) over prior years are shown in the following table:

		Increase (Decrease)		Increase (Decrease)
		in 2003/2002		in 2002/2001
	December 31,
	2003	$	%	$	%

	(All dollar amounts are stated in millions)
Owned receivables:
Real estate secured	$51,221.0	$5,402.5	12%	$1,961.7	4%
Auto finance	4,138.1	2,114.3	104	(345.1)	(15)
MasterCard/Visa	11,182.0	2,235.5	25	805.3	10
Private label	12,603.8	1,264.2	11	(324.3)	(3)
Personal non-credit card	12,832.0	(1,138.9)	(8)	633.9	5
Commercial and other	401.3	(61.7)	(13)	(43.9)	(9)

Total	$92,378.2	$9,815.9	12%	$2,687.6	3%

      Real estate secured receivables increased $5.4 billion to $51.2 billion during 2003. During 2003, strong demand for debt consolidation loans and refinancing due to favorable interest rates contributed to growth, especially in our mortgage services business. Receivable originations in our branch-based consumer lending business improved in the latter half of 2003 compared to earlier in the year following our intentional fourth quarter 2002 slowdown. Also contributing to the increase was growth resulting from an expanded range of products. Real estate growth in 2003 was impacted by the $2.8 billion loan sale to HSBC Bank USA to utilize HSBC liquidity. Real estate secured receivables also reflect whole loan sales of $6.3 billion in 2002 pursuant to our liquidity management plans which included $3.6 billion associated with the disposition of Thrift assets.

      Auto finance receivables increased $2.1 billion to $4.1 billion during 2003 primarily due to lower securitization levels as planned as well as newly originated loans acquired from our dealer network and strategic alliances established during the year.

      MasterCard and Visa receivables increased $2.2 billion to $11.2 billion during 2003 primarily as a result of domestic portfolio acquisitions totaling $.9 billion. Our subprime portfolio also reported growth as the result of new originations. Our GM portfolio reported strong growth as a result of new account originations and lower securitization levels. Our Union Plus and merchant partnership portfolios and the U.K. also reported strong growth.

      Private label receivables increased $1.3 billion to $12.6 billion during 2003. The growth was primarily due to portfolio acquisitions totaling $1.2 billion resulting from new partner programs. Organic growth, including strong sales growth by several of our larger merchants, also contributed to the growth. This growth was partially offset by the liquidation of certain inactive merchant portfolios.

      Personal non-credit card receivables are comprised of the following:

	At December 31,

	2003	2002

	(In millions)
Domestic personal non-credit card	$5,607.5	$6,446.5
Union Plus personal non-credit card	713.8	1,095.4
Personal homeowner loans	3,302.2	4,143.5
Foreign personal non-credit card	3,208.5	2,285.5

Total	$12,832.0	$13,970.9

      Personal non-credit card receivables decreased $1.1 billion to $12.8 billion during 2003 as we intentionally decreased the size of this portfolio through tightened underwriting in our branches and decreased marketing in our branches and Union Plus portfolio. Domestic and foreign personal non-credit card loans (cash loans with no security) are made to customers who do not qualify for a real estate secured or personal homeowner loan (“PHL”). The average personal non-credit card loan is approximately $5,000 and 80 percent of the portfolio is closed-end with terms ranging from 12 to 60 months. The Union Plus personal non-credit card loans are part of our affinity relationship with the AFL-CIO and are underwritten similar to other personal non-credit card loans. The average PHL is approximately $15,000. PHL’s typically have terms of 120 or 180 months and are subordinate lien, home equity loans with high (100 percent or more) combined loan-to-value ratios which we underwrite, price, classify and manage like unsecured loans. Because recovery upon foreclosure is unlikely after satisfying senior liens and paying the expenses of foreclosure, we do not consider the collateral as a source for repayment in our underwriting. Historically, these loans have performed better from a credit loss perspective than traditional unsecured loans as consumers are more likely to pay secured loans than unsecured loans in times of financial distress.

      Distribution and Sales We reach our customers through many different distribution channels and our growth strategies vary across product lines. The consumer lending business originates real estate and personal non-credit card products through its retail branch network, direct mail, telemarketing, strategic alliances and Internet applications. The mortgage services business originates real estate secured receivables through brokers and purchases real estate secured volume primarily through correspondents. Private label credit card volume is generated through merchant promotions, application displays, Internet applications, direct mail and telemarketing. Auto finance loan volume is generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance volume is generated through direct lending which includes alliance partner referrals, Internet applications and direct mail. MasterCard and Visa loan volume is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our co-branding and affinity relationships, mass media advertisements (GM Card®) and merchant relationships sourced through our retail services business. We also supplement internally-generated receivable growth with portfolio acquisitions.

      Based on certain criteria, we offer personal non-credit card customers who meet our current underwriting standards the opportunity to convert their loans into real estate secured loans. This enables our customers to have access to additional credit at lower interest rates. This also reduces our potential loss exposure and improves our portfolio performance as previously unsecured loans become secured. We converted approximately $350 million of personal non-credit card loans into real estate secured loans in both 2003 and 2002. It is not our practice to rewrite or reclassify any delinquent secured loans (real estate or auto) into personal non-credit card loans.

      The Internet is also an increasingly important distribution channel and is enabling us to expand into new customer segments, improve delivery in indirect distribution and serve current customers in a more cost-effective manner. Receivables originated via the Internet increased 44 percent to $9.9 billion at December 31, 2003 and included 3.2 million accounts. We currently accept loan applications via the Internet for all of our products and have the ability to serve our customers entirely on-line or in combination with our other distribution channels.

Results of Operations

      Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

      Net Interest Margin Our net interest margin on an owned basis increased to $7.6 billion in 2003, up from $6.7 billion in 2002 and $5.8 billion in 2001. The increase in 2003 was attributable to higher average receivables and lower cost of funds including the amortization of purchase accounting fair value adjustments, partially offset by lower yields on our receivables due to reduced pricing and the amortization of purchase accounting fair value adjustments. Excluding amortization of purchase accounting fair value adjustments, which totaled $682.7 million, net interest margin was $7.0 billion in 2003. The increase in 2002 was attributable to higher average receivables and lower funding costs.

      As a percent of average interest-earning assets, net interest margin was 8.10 percent in 2003, 7.57 percent in 2002 and 7.85 percent in 2001. The increase in 2003 was attributable to lower cost of funds, including amortization of purchase accounting fair value adjustments applied to our external debt obligations, including derivative financial instruments, as a result of the HSBC merger, partially offset by lower yields on our receivables, particularly in real estate secured, due to reduced pricing and the amortization of purchase accounting fair value adjustments to our receivables. The decrease in 2002 was attributable to the impact of our liquidity-related investment portfolio which was established in 2002 and has lower yields than our receivable portfolio, partially offset by lower funding costs.

      Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased to $10.5 billion in 2003, up from $9.3 billion in 2002 and $7.9 billion in 2001. Receivable growth contributed to the dollar increases in both years. As a percent of average managed interest-earning assets, net interest margin was 8.86 percent in 2003, 8.47 percent in 2002 and 8.44 percent in 2001. Lower interest expense, including the impact of the previously discussed amortization of purchase accounting adjustments in 2003 and lower funding costs in 2002, was the primary driver of the increased margin in both years. In 2003, this increase was partially offset by lower pricing on our receivables. Our liquidity-related investment portfolio, which was established in 2002 and has lower yields than our receivables, also had a negative impact on our net interest margin in both periods.

      Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because the managed portfolio includes relatively more unsecured loans, which have higher yields.

      We manage our interest rate risk through the use of derivatives to limit the amount of risk taken. We estimate that our after-tax earnings would decline by about $70 million at December 31, 2003 and $53 million at December 31, 2002, following a gradual 100 basis point increase in interest rates over a twelve-month period.

      See the “Net Interest Margin” tables and “Reconciliations to GAAP Financial Measures” for additional information regarding our owned basis and managed basis net interest margin.

      Provision for Credit Losses The provision for credit losses includes current period net credit losses and an amount which we believe is sufficient to maintain reserves for losses of principal, interest and fees, including late, overlimit and annual fees, at a level that reflects known and inherent losses in the portfolio. Growth in receivables and portfolio seasoning also ultimately result in higher provision for credit losses.

      The provision for credit losses totaled $4.0 billion in 2003, compared to $3.7 billion in 2002 and $2.9 billion in 2001, and included owned loss provision greater than charge-offs of $379.4 million in 2003, $602.9 million in 2002 and $502.9 million in 2001. Receivables growth, increases in personal bankruptcy filings and the weak economy contributed to the increase in provision dollars in both years. The provision for credit losses may vary from year to year, depending on a variety of factors including historical delinquency roll rates and utilization of customer account management policies and practices and risk management/collection practices relating to our loan products, the amount of securitizations in a particular period, economic conditions, and our product vintage analyses.

      As a percent of average owned receivables, the provision was 4.45 percent in 2003, compared to 4.52 percent in 2002 and 4.00 percent in 2001. The decrease in 2003 reflects lower additions to loss reserves as a result of improving charge-offs in the latter half of the year. The increase in 2002 reflects higher charge-offs, including bankruptcy charge-offs, and additions to loss reserves, both resulting from the weak economy.

      See “Application of Critical Accounting Policies,” “Credit Loss Reserves,” “Analysis of Credit Loss Reserves Activity” and “Reconciliations to GAAP Financial Measures” for additional information regarding our owned basis and managed basis loss reserves.

      Other Revenues Total other revenues were $4.1 billion in both 2003 and 2002 and $3.8 billion in 2001. Excluding the Thrift disposition loss, other revenues were $4.5 billion in 2002. Total other revenues included the following:

	Year Ended December 31,

	2003	2002	2001

	(In millions)
Securitization revenue	$1,440.3	$2,134.0	$1,762.9
Insurance revenue	745.7	716.4	662.4
Investment income	195.7	182.0	167.7
Fee income	1,170.3	948.4	903.5
Other income	536.8	543.4	322.5
Loss on disposition of Thrift assets and deposits	—	(378.2)	—

Total other revenues	$4,088.8	$4,146.0	$3,819.0

      Securitization revenue is the result of the securitization of receivables structured as sales and included the following:

	Year Ended December 31,

	2003	2002	2001

	(In millions)
Net initial gains(1)	$175.9	$322.0	$165.7
Net replenishment gains(1)	548.4	523.2	407.5
Servicing revenue and excess spread	716.0	1,288.8	1,189.7

Total	$1,440.3	$2,134.0	$1,762.9

(1)	Net of our estimate of probable credit losses under the recourse provisions.

      The decreases in 2003 were due to decreases in the level of initial securitizations during the year as a result of the use of alternative funding sources, including funding from HSBC subsidiaries and clients, and lower excess spread especially at auto finance due to higher loss estimates and to amortization of purchase accounting fair value adjustments to our interest-only strip receivables. The increases in 2002 were due to increases in the levels of receivables securitized during the year, higher average securitized receivables and changes in the mix of receivables included in these transactions. In 2002, we actively accessed the asset-backed securities market as part of our liquidity management plans to limit dependence on the more volatile unsecured term debt market. Net replenishment gains are the result of certain securitization trusts such as credit cards, which are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off.

      Securitization revenue will vary each year based on the level and mix of receivables securitized in that particular year (which will impact net initial and replenishment gains, including the related estimated probable credit losses under the recourse provisions) as well as the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is impacted by the level and mix of current year securitizations because securitized receivables with longer lives may require a higher over-the-life loss provision than receivables securitized with shorter lives depending upon loss estimates and severities. Securitization and secured financing levels in 2004 are expected to remain consistent with 2003 levels. We currently anticipate, however, that we will rely less on securitizations and secured financings in the future as we continue to receive funding from HSBC and its clients to partially fund our operations. Under U.K. GAAP, as reported by HSBC, securitizations are treated as secured financing transactions. Therefore, we may structure more of our securitization transactions as financings under U.S. GAAP in the future in order to align our accounting treatment with HSBC’s U.K. GAAP treatment.

      Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, decreased $451.2 million in 2003, increased $139.0 million in 2002 and increased $100.6 million in 2001.

      See Note 1, “Summary of Significant Accounting Policies,” and Note 5, “Asset Securitizations,” to the accompanying consolidated financial statements, “Application of Critical Accounting Policies” and “Off-Balance Sheet Arrangements (Including Securitizations and Commitments), Secured Financings and Contractual Cash Obligations” for further information on asset securitizations.

      Insurance revenue was $745.7 million in 2003, $716.4 million in 2002 and $662.4 million in 2001. The increase in 2003 reflects increased sales in our United Kingdom subsidiary partially offset by decreased sales in our domestic portfolio as a result of decreased originations in our branches in the first half of the year as well as a decrease in the percentage of customers who purchase insurance. The increase in 2002 reflects increased sales on a larger receivable portfolio.

      Investment income includes income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities. Investment income was $195.7 million in 2003, $182.0 million in 2002 and $167.7 million in 2001. In 2003, higher realized gains on security sales were partially offset by lower yields including the impact of the amortization of purchase accounting adjustments. In 2002, the increase was primarily attributable to higher interest income as a result of higher average investment balances partially offset by lower yields.

      Fee income includes fee-based revenues from products such as MasterCard and Visa and private label credit cards. Fee income was $1.2 billion in 2003, $948.4 million in 2002 and $903.5 million in 2001. The increases were primarily due to higher credit card fees. In 2002, the increases were partially offset by lower fee income as a result of the fourth quarter 2001 sale of the $1 billion Goldfish credit card portfolio in the U.K. Fee income will also vary from year to year depending upon the amount of securitizations in a particular period. See Note 22, “Segment Reporting,” to the accompanying consolidated financial statements for additional information on fee income on a managed basis.

      Other income, which includes revenue from our refund lending (“RAL”) business, was $536.8 million in 2003, $543.4 million in 2002 and $322.5 million in 2001. RAL income was $185.4 million in 2003, $239.9 million in 2002 and $198.3 million in 2001. RAL income decreased in 2003 primarily as a result of higher funding costs, participation payments and credit losses. Lower RAL income in 2003 was partially offset by higher revenues from our mortgage operations and $79.8 million of income due to the discontinuation of the shortcut method of accounting for a period of time in 2003. In 2002, the increase reflected higher RAL income, increased revenues from our mortgage operations and higher income from our agreement with Centrica to discontinue our participation in the Goldfish credit card program.

      Loss on disposition of Thrift assets and deposits was $378.2 million in 2002. The loss resulted from the disposition of substantially all of the remaining assets and deposits of the Thrift in the fourth quarter of 2002.

      Costs and Expenses Total costs and expenses were $5.2 billion in 2003, $4.8 billion in 2002 and $3.9 billion in 2001. Our owned basis efficiency ratio was 42.4 percent in 2003, 42.6 percent in 2002 and 38.4 percent in 2001. Excluding HSBC acquisition related costs incurred by Household in 2003 and the settlement charge and the Thrift disposition loss in 2002, our owned basis efficiency ratio was 40.7 percent in

2003 and 36.3 percent in 2002. In 2003, the increase in the efficiency ratio on an operating basis reflects lower securitization revenue and higher operating expenses, partially offset by higher net interest margin. The lower operating basis efficiency ratio in 2002 reflects higher revenues, partially offset by higher operating expenses to support growth. See “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of our operating efficiency ratio to our owned basis GAAP efficiency ratio.

      Total costs and expenses included the following:

	Year Ended December 31,

	2003	2002	2001

	(In millions)
Salaries and fringe benefits	$1,997.9	$1,817.0	$1,597.2
Sales incentives	263.5	255.9	273.2
Occupancy and equipment expenses	399.8	371.1	337.4
Other marketing expenses	548.1	531.0	490.4
Other servicing and administrative expenses	1,148.5	888.9	716.8
Amortization of acquired intangibles and goodwill	257.8	57.8	157.6
Policyholders’ benefits	376.9	368.8	302.6
HSBC acquisition related costs incurred by Household	198.2	—	—
Settlement charge and related expenses	—	525.0	—

Total costs and expenses	$5,190.7	$4,815.5	$3,875.2

      Salaries and fringe benefits were $2.0 billion in 2003, $1.8 billion in 2002 and $1.6 billion in 2001. The increases were primarily due to additional staffing at all businesses to support growth and compliance functions. Higher employee benefit plan expenses also contributed to the increase in 2003.

      Sales incentives were $263.5 million in 2003, $255.9 million in 2002 and $273.2 million in 2001. In 2003, the increase was primarily due to increases in our mortgage services business, partially offset by lower new loan volume in our branches and in our auto finance business. In 2002, the decrease was due to the terms of our 2002 branch incentive plans which, generally, had higher volume requirements than the prior-year plans.

      Occupancy and equipment expenses were $399.8 million in 2003, $371.1 million in 2002 and $337.4 million in 2001. In 2003, the increase was primarily the result of higher repairs and occupancy maintenance costs. In 2002, the increase was primarily due to higher rental and other expenses.

      Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. These expenses were $548.1 million in 2003, $531.0 million in 2002 and $490.4 million in 2001. Increased marketing initiatives in our domestic MasterCard and Visa portfolio was the primary driver of the increases in both years. In 2002, our U.K. portfolio also reported increased marketing initiatives.

      Other servicing and administrative expenses were $1.1 billion in 2003, $888.9 million in 2002 and $716.8 million in 2001. Higher collection, legal, compliance and REO expenses as well as receivable growth contributed to the increases in both years. In 2003, higher third-party insurance costs also contributed to the increase. In 2002, the increase was also attributable to higher consulting expenses.

      Amortization of acquired intangibles and goodwill was $257.8 million in 2003, $57.8 million in 2002 and $157.6 million in 2001. In 2003, the increase was primarily attributable to amortization of acquired intangibles established as a result of the HSBC merger. In 2002, the decrease was primarily attributable to the adoption of Statement of Financial Accounting Standard No. 142, (“SFAS No. 142”) “Goodwill and Other Intangible Assets,” on January 1, 2002. Amortization of goodwill, which totaled $58.6 million in 2001, recorded in past business combinations ceased upon adoption of this new accounting standard.

      Policyholders’ benefits were $376.9 million in 2003, $368.8 million in 2002 and $302.6 million in 2001. The increase in 2003 was primarily due to amortization of purchase accounting adjustments relating to our insurance business and higher policy sales in the U.K. which were partially offset by lower domestic policy sales. The increase in 2002 was primarily due to and consistent with the increase in insurance revenues resulting from increased policy sales in both our domestic and U.K. businesses.

      HSBC acquisition related costs incurred by Household were $198.2 million in 2003. HSBC acquisition related costs include payments to executives under existing employment contracts and investment banking, legal and other costs relating to our acquisition by HSBC.

      Settlement charge and related expenses were $525.0 million in 2002. The charges were the result of an agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and/or state consumer protection, consumer financing and banking laws and regulations relating to real estate secured lending in our retail branch consumer lending operations as operated under the HFC and Beneficial brand names.

      Income taxes The effective tax rate was 35.3 percent in 2003, 30.9 percent in 2002 and 34.4 percent in 2001. The effective tax rate in 2003 was adversely impacted by the non-deductibility of certain HSBC acquisition related costs. The decrease in the effective tax rate in 2002 was largely attributable to lower state and local taxes and a reduction in noncurrent tax requirements.

CREDIT QUALITY

      Delinquency and Charge-offs Our delinquency and net charge-off ratios reflect, among other factors, changes in the mix of loans in our portfolio, the quality of our receivables, the average age of our loans, the success of our collection and customer account management efforts, bankruptcy trends and general economic conditions. The levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.

      Our credit and portfolio management procedures focus on risk-based pricing and effective collection and customer account management efforts for each loan. We believe our credit and portfolio management process gives us a reasonable basis for predicting the credit quality of new accounts. This process is based on our experience with numerous marketing, credit and risk management tests. We also believe that our frequent and early contact with delinquent customers, as well as restructuring and other customer account management techniques which are designed to optimize account relationships are helpful in maximizing customer collections.

Charge-Off and Nonaccrual Policies and Practices

Product	Charge-off Policies and Practices	Nonaccrual Policy and Practices[1]

Real estate secured[2,4]	Carrying values in excess of net realizable value are charged-off at or before the time foreclosure is completed or when settlement is reached with the borrower. If foreclosure is not pursued, and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), generally the account will be charged-off by the end of the month in which the account becomes 9 months contractually delinquent.	Interest income accruals are suspended when principal or interest payments are more than 3 months contractually past due and resumed when the receivable becomes less than 3 months contractually past due.

Product	Charge-off Policies and Practices	Nonaccrual Policy and Practices[1]

Auto finance[4]	Carrying values in excess of net realizable value are charged off at the earlier of the following:
• the collateral has been repossessed and sold,
• the collateral has been in our possession for more than 90 days, or
	• the loan becomes 150 days contractually delinquent.	Interest income accruals are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are more than 2 months contractually past due and resumed when the receivable becomes less than 2 months contractually past due.
MasterCard and Visa	Generally charged-off by the end of the month in which the account becomes 6 months contractually delinquent.	Interest generally accrues until charge-off.
Private label[3]	Generally charged-off the month following the month in which the account becomes 9 months contractually delinquent. Beginning in the fourth quarter of 2002, we charge-off receivables originated through new domestic merchant relationships by the end of the month in which the account becomes 6 months contractually delinquent. As of December 31, 2003, approximately 21 percent of our owned domestic private label portfolio was subject to this 6- month charge-off policy.	Interest generally accrues until charge-off.
Personal non-credit card[3]	Generally charged-off the month following the month in which the account becomes 9 months contractually delinquent and no payment received in 6 months, but in no event to exceed 12 months contractually delinquent (except in our United Kingdom business which may be longer).	Interest income accruals are suspended when principal or interest payments are more than 3 months contractually delinquent. For PHLs, interest income accruals resume if the receivable becomes less than three months contractually past due. For all other personal non-credit card receivables, interest income is generally recorded as collected.

[1]	For our United Kingdom business, interest income accruals are suspended when principal or interest payments are more than three months contractually delinquent.
[2]	For our United Kingdom business, real estate secured carrying values in excess of net realizable value are charged-off at time of sale.
[3]	For our Canada business, the private label and personal non-credit card charge-off policy is also no payment received in six months, but in no event to exceed 18 months contractually delinquent.
[4]	In November 2003, the FASB issued FASB Staff Position Number 144-1, “Determination of Cost Basis for Foreclosed Assets under FASB Statement No. 15, and the Measurement of Cumulative Losses Previously Recognized Under Paragraph 37 of FASB Statement No. 144” (“FSP 144-1”). Under FSP 144-1, sales commissions related to the sale of foreclosed assets are recognized as a charge-off through the provision for credit losses. Historically, we had recognized sales commission expense as a component of other servicing and administrative expenses in our statements of income. We adopted FSP 144-1 in November 2003. The adoption had no significant impact on our net income.

      Charge-off involving a bankruptcy for MasterCard and Visa receivables occurs by the end of the month 60 days after notification and, for private label receivables, by the end of the month 90 days after notification. For auto finance receivables, bankrupt accounts are charged off no later than the end of the month in which the loan becomes 210 days contractually delinquent.

      Subject to receipt of regulatory and other approvals, we intend to transfer substantially all of our domestic private label credit card portfolio and our General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA. Contingent upon receiving regulatory approval for these asset transfers in 2004, we would also expect to adopt charge-off, loss provisioning and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the FFIEC for those MasterCard and Visa and private label credit card receivables which will remain on our balance sheet. See “Developments and Trends” for further discussion.

      Our charge-off policies focus on maximizing the amount of cash collected from a customer while not incurring excessive collection expenses on a customer who will likely be ultimately uncollectible. We believe our policies are responsive to the specific needs of the customer segment we serve. Our real estate and auto finance charge-off policies consider customer behavior in that initiation of foreclosure or repossession activities often prompts repayment of delinquent balances. Our collection procedures and charge-off periods, however, are designed to avoid ultimate foreclosure or repossession whenever it is reasonably economically possible. With certain minor variations, our MasterCard and Visa charge-off policy is generally consistent with credit card industry practice. Charge-off periods for our personal non-credit card and private label products were designed to be responsive to our customer needs and may be longer than bank competitors who serve a different market. Our policies have generally been consistently applied in all material respects. Our loss reserve estimates consider our charge-off policies to ensure appropriate reserves exist for products with longer charge-off lives. We believe our current charge-off policies are appropriate and result in proper loss recognition.

      Customer Account Management Policies and Practices Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. Such policies and practices vary by product and are designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably possible. If the account subsequently experiences payment defaults, it will again become contractually delinquent. As summarized in the tables that follow, in the third quarter of 2003, we implemented certain changes to our restructuring policies. These changes are intended to eliminate and/or streamline exception provisions to our existing policies and are generally effective for receivables originated or acquired after January 1, 2003. Receivables originated or acquired prior to January 1, 2003 generally are not subject to the revised restructure and customer account management policies. However, for ease of administration, in the third quarter of 2003 our mortgage services business elected to adopt uniform policies for all products regardless of the date an account was originated or acquired. Implementation of the uniform policy by mortgage services has the effect of only counting restructures occurring on or after January 1, 2003 in assessing restructure eligibility for purposes of the limitation that no account may be restructured more than four times in a rolling 60 month period. Resetting these counters will not impact the ability of mortgage services to report historical restructure statistics. Other business units may also elect to adopt uniform policies. We do not expect the changes to have a significant impact on our business model or on our results of operations as these changes will generally be phased in as new receivables are originated or acquired.

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

RESTRUCTURING POLICIES AND PRACTICES
HISTORICAL RESTRUCTURING	FOLLOWING CHANGES IMPLEMENTED IN THE THIRD
POLICIES AND PRACTICES(1),(2),(3)	QUARTER 2003(1),(3)

Real estate secured
Real Estate — Overall
•  An account may be restructured if we receive two qualifying payments within the 60 days preceding the restructure; we may restructure accounts in hardship, disaster or strike situations with one qualifying payment or no payments
•  Accounts that have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement
•  Accounts subject to a Chapter 13 plan filed with a bankruptcy court generally require one qualifying payment to be restructured
•  Except for bankruptcy reaffirmation and filed Chapter 13 plans, agreed automatic payment withdrawal or hardship/disaster/strike, accounts are generally limited to one restructure every 12 months
•  Accounts generally are not eligible for restructure until on books for at least six months
Real Estate — Consumer Lending
•  Accounts whose borrowers agree to pay by automatic withdrawal are generally restructured upon receipt of one qualifying payment

Real estate secured
Real Estate — Overall
•  Accounts may be restructured upon receipt of two qualifying payments within the 60 days preceding the restructure
•  Accounts will be limited to four restructures in a rolling 60 month period
•  Accounts generally are not eligible for restructure until nine months after origination
•  Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement
•  Accounts whose borrowers are subject to a Chapter 13 plan filed with a bankruptcy court generally may be restructured upon receipt of one qualifying payment
•  Except for bankruptcy reaffirmation and filed Chapter 13 plans, accounts will generally not be restructured more than once in a 12 month period
•  Accounts whose borrowers agree to pay by automatic withdrawal are generally restructured upon receipt of one qualifying payment(4)
Real Estate — Mortgage Services(5)
•  Accounts will generally not be eligible for restructure until nine months after origination and six months after acquisition

RESTRUCTURING POLICIES AND PRACTICES
HISTORICAL RESTRUCTURING	FOLLOWING CHANGES IMPLEMENTED IN THE THIRD
POLICIES AND PRACTICES(1),(2),(3)	QUARTER 2003(1),(3)

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

Auto finance
•  Accounts may generally be extended upon receipt of two qualifying payments within the 60 days preceding the extension
•  Accounts may be extended by no more than three months at a time
•  Accounts will be limited to four extensions in a rolling 60 month period, but in no case will an account be extended more than a total of six months over the life of the account
•  Accounts will be limited to one extension every six months
•  Accounts will not be eligible for extension until on the books for at least six months
•  Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement

MasterCard and Visa
•  Typically, accounts qualify for restructuring if we receive two or three qualifying payments prior to the restructure, but accounts in approved external debt management programs may generally be restructured upon receipt of one qualifying payment
•  Generally, accounts may be restructured once every six months

MasterCard and Visa
•  Typically, accounts qualify for restructuring if we receive two or three qualifying payments prior to the restructure, but accounts in approved external debt management programs may generally be restructured upon receipt of one qualifying payment
•  Generally, accounts may be restructured once every six months

Private label(6)
•  An account may generally be restructured if we receive one or more qualifying payments, depending upon the merchant
•  Restructuring is limited to once every six months (or longer, depending upon the merchant) for revolving accounts and once every 12 months for closed-end accounts

Private label(6)
•  Accounts originated after October 1, 2002 for certain merchants require receipt of two or three qualifying payments to be restructured, except accounts in an approved, external debt management program may be restructured upon receipt of one qualifying payment.
•  Accounts must be on the books for nine months and we must receive the equivalent of two qualifying payments within the 60 days preceding the restructure
•  Accounts are not eligible for subsequent restructure until 12 months after a prior restructure and upon our receipt of three qualifying payments within the 90 days preceding the restructure

RESTRUCTURING POLICIES AND PRACTICES
HISTORICAL RESTRUCTURING	FOLLOWING CHANGES IMPLEMENTED IN THE THIRD
POLICIES AND PRACTICES(1),(2),(3)	QUARTER 2003(1),(3)

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
•  Accounts may be restructured upon receipt of two qualifying payments within the 60 days preceding the restructure
•  Accounts will be limited to one restructure every six months
•  Accounts will be limited to four restructures in a rolling 60 month period
•  Accounts will not be eligible for restructure until six months after origination

(1)	We employ account restructuring and other customer account management policies and practices as flexible customer account management tools. In addition to variances in criteria by product, criteria may also vary within a product line (for example, in our private label credit card business, criteria may vary from merchant to merchant). Also, we continually review our product lines and assess restructuring criteria and they are subject to modification or exceptions from time to time. Accordingly, the description of our account restructuring policies or practices provided in this table should be taken only as general guidance to the restructuring approach taken within each product line, and not as assurance that accounts not meeting these criteria will never be restructured, that every account meeting these criteria will in fact be restructured or that these criteria will not change or that exceptions will not be made in individual cases. In addition, in an effort to determine optimal customer account management strategies, management may run more conservative tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.

(2)	For our United Kingdom business, all portfolios have a consistent account restructure policy. An account may be restructured if we receive two or more qualifying payments within two calendar months, limited to one restructure every 12 months, with a lifetime limit of three times. In hardship situations an account may be restructured if a customer makes three consecutive qualifying monthly payments within the last three calendar months. Only one hardship restructure is permitted in the life of a loan. There were no changes to the restructure policies of our United Kingdom business in 2003.

(3)	Generally, policy changes will not be applied to the entire portfolio on the date of implementation and may be applied to new, or recently originated or acquired accounts. However, for ease of administration, in the third quarter of 2003 our mortgage services business elected to adopt uniform policies for all products regardless of the date an account was originated or acquired. Implementation of the uniform policy has the effect of only counting restructures occurring on or after January 1, 2003 in assessing restructure eligibility for the purpose of the limitation that no account may be restructured more than four times in a rolling 60 month period. Resetting these counters will not impact the ability of mortgage services to report historical restructure statistics. Other business units may also elect to adopt uniform policies. Unless otherwise noted, the revisions to the restructure policies and practices implemented in the third quarter 2003 will generally be applied only to accounts originated or acquired after January 1, 2003 and the historical restructuring policies and practices are effective for all accounts originated or acquired prior to January 1, 2003. We do not expect the changes to have a significant impact on our business model or results of operations as these changes will generally be phased in as receivables are originated or acquired.

(4)	Our mortgage services business implemented this policy for all accounts effective March 1, 2004.

(5)	Prior to January 1, 2003, accounts that had made at least six qualifying payments during the life of the loan and that agreed to pay by automatic withdrawal were generally restructured with one qualifying payment.

(6)	For our Canadian business, private label is limited to one restructure every four months. For private label accounts in our Canadian business originated or acquired after January 1, 2003, two qualifying payments must be received, the account must be on the books for at least six months, at least six months must have elapsed since the last restructure, and there may be no more than four restructures in a rolling 60 month period.

      In addition to our restructuring policies and practices, we employ other customer account management techniques, which we typically use on a more limited basis, that are similarly designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably possible. These additional customer account management techniques include, at our discretion, actions such as extended payment arrangements, approved external debt management plans, forbearance, modifications, loan rewrites and/or deferment pending a change in circumstances. We typically use these customer account management techniques with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower’s ability to pay the contractually specified amount for some period of time. These actions vary by product and are under continual review and assessment to determine that they meet the goals outlined above. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower’s agreeing to pay us an extra amount in connection with making future payments. In some cases, these additional customer account management techniques may involve us agreeing to lower the contractual payment amount and/or reduce the periodic interest rate. In most cases, the delinquency status of an account is considered to be current if the borrower immediately begins payment under the new account terms, although if the agreed terms are not adhered to by the customer the account status may be reversed and collection action resumed. When we use a customer account management technique, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. However, if the account subsequently experiences payment defaults, it will again become contractually delinquent. We generally consider loan rewrites to involve an extension of a new loan, and such new loans are not reflected in our delinquency or restructuring statistics.

      The tables below summarize approximate restructuring statistics in our managed basis domestic portfolio. We report our restructuring statistics on a managed basis only because the receivables that we securitize are subject to underwriting standards comparable to our owned portfolio, are serviced and collected without regard to ownership and result in a similar credit loss exposure for us. Our restructure statistics are compiled using certain assumptions and estimates and we continue to enhance our ability to capture restructure data across all business units. When comparing restructuring statistics from different periods, the fact that our restructure policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies will be enhanced over time, should be taken into account. Further, to the best of our knowledge, most of our competitors do not disclose account restructuring, reaging, loan rewriting, forbearance, modification, deferment or extended payment information comparable to the information we have disclosed, and the lack of such disclosure by other lenders may limit the ability to draw meaningful conclusions about us and our business based solely on data or information regarding account restructuring statistics or policies.

Total Restructured by Restructure Period — Domestic Portfolio(1)

(Managed Basis)

	At December 31,

	2003	2002

Never restructured	84.4%	84.4%
Restructured:
Restructured in the last 6 months	6.7	6.5
Restructured in the last 7-12 months	3.8	4.1
Previously restructured beyond 12 months	5.1	5.0

Total ever restructured(2)	15.6	15.6

Total	100.0%	100.0%

Total Restructured by Product — Domestic Portfolio(1)

(Managed Basis)

	At December 31,

	2003		2002

	(Dollar amounts are stated in millions)
Real estate secured	$9,548.5	19.4%	$8,473.2	19.0%
Auto finance	1,295.5	14.7	1,242.9	16.7
MasterCard/Visa	583.7	3.1	540.8	3.2
Private label	1,064.6	7.1	1,255.4	9.7
Personal non-credit card	4,074.9	26.6	3,768.1	23.0

Total(2)	$16,567.2	15.6%	$15,280.4	15.6%

(1)	Excludes foreign businesses, commercial and other. Amounts also include accounts as to which the delinquency status has been reset to current for reasons other than restructuring (e.g. correcting the misapplication of a timely payment).
(2)	Total including foreign businesses was 14.7 percent at December 31, 2003 and 14.8 percent at December 31, 2002.

      See “Credit Quality Statistics” for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.

      The amount of domestic and foreign managed receivables in forbearance, modification, credit card services approved consumer credit counseling accommodations, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $1.0 billion or ..9% of managed receivables at December 31, 2003 compared with approximately $900 million or .8% of managed receivables at December 31, 2002.

Consumer Two-Month-and-Over Contractual Delinquency Ratios — Owned Basis(1)

	2003				2002

	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Real estate secured	4.33%	4.20%	4.27%	4.15%	3.91%	3.22%	2.78%	2.88%
Auto finance	2.51	2.14	2.49	2.75	3.96	3.33	2.99	2.04
MasterCard/Visa	5.76	5.99	5.97	6.87	5.97	6.36	6.13	6.54
Private label	5.42	5.59	5.45	6.06	6.36	6.84	6.19	6.33
Personal non-credit card	10.01	9.96	9.39	9.23	8.95	8.38	8.69	8.78

Total consumer	5.36%	5.36%	5.38%	5.50%	5.34%	4.87%	4.53%	4.63%

(1)	Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. When we use a customer account management technique, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. However, if the account subsequently experiences payment defaults and becomes at least two months contractually delinquent, it will be reported in our delinquency ratios.

      Compared to September 30, 2003, our total consumer delinquency ratio was flat at December 31, 2003. Excluding the impact of the sale of $2.8 billion of our higher quality non-conforming real estate secured loans to HSBC Bank USA on December 31, 2003, real estate delinquency ratio would have decreased to 4.11 percent and our total delinquency ratio would have decreased to 5.21 percent. Both credit card portfolios showed quarterly declines in the delinquency ratios as a result of the benefit of seasonal receivable growth. Though not yet reflected in our delinquency rates at December 31, 2003, early roll rates in all of our products showed improvement in the fourth quarter as a result of improvements in the economy and better underwriting in some products. We believe these improvements, together with loan growth, may result in lower delinquency rates in the first half of 2004.

      Compared to December 31, 2002, total consumer delinquency was essentially flat, but would have declined 13 basis points excluding the previously discussed $2.8 billion real estate secured loan sale. Real estate secured delinquency rates also reflect the $2.8 billion loan sale as well as higher levels of receivables in foreclosure. Auto finance delinquency reflects the positive impact of strategic alliance acquisitions, tightened underwriting and lower securitization levels. The decrease in our MasterCard and Visa portfolio reflects receivable growth, including portfolio acquisitions, and improvements in the U.K. These improvements were partially offset by a growing percentage of subprime receivables in our portfolio. Though subprime delinquency rates were relatively stable during 2003, these receivables continue to have higher delinquency rates than our prime MasterCard and Visa receivables. Private label delinquency rates reflect improved underwriting, collections and credit models. The increase in our personal non-credit card portfolio reflects continued maturation of the portfolio as well as reduced originations.

      See “Credit Quality Statistics — Managed Basis” for additional information regarding our managed basis credit quality. See “Customer Account Management Policies and Practices” regarding the treatment of restructured accounts and accounts subject to forbearance and other customer account management tools.

Consumer Net Charge-off Ratios — Owned Basis

	2003					2002

		Quarter Ended (Annualized)					Quarter Ended (Annualized)				2001
	Full					Full					Full
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

Real estate secured(1)	.99%	.94%	.91%	1.03%	1.12%	.91%	1.10%	1.03%	.85%	.65%	.52%
Auto finance(1)	4.91	3.36	4.62	5.30	7.71	6.00	8.50	5.50	4.80	5.63	4.00
MasterCard/Visa	9.18	8.55	8.61	10.43	9.26	9.46	9.02	9.21	9.94	9.73	8.17
Private label	5.75	5.05	5.35	6.41	6.27	6.28	6.35	6.65	5.86	6.25	5.59
Personal non-credit card	9.89	10.11	10.55	9.87	9.04	8.26	7.74	8.96	8.59	7.71	6.81

Total consumer(1)	4.06%	3.75%	3.98%	4.34%	4.22%	3.81%	3.87%	3.98%	3.76%	3.61%	3.32%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.42%	1.37%	1.35%	1.46%	1.52%	1.29%	1.47%	1.38%	1.23%	1.05%	.84%

(1)	As discussed in “New Accounting Pronouncements”, we adopted FSP 144-1 in November 2003. The adoption increased real estate charge-offs by $9.1 million and auto finance charge-offs by $1.2 million for the quarter ended December 31, 2003. The adoption increased real estate charge-offs by 7 basis points for the quarter ended December 31, 2003 and 1 basis point for the full year 2003, auto finance charge-offs by 12 basis points for the quarter ended December 31, 2003 and 4 basis points for the full year 2003, and total consumer charge-offs by 4 basis points for the quarter ended December 31, 2003 and 1 basis point for the full year 2003. The impact on prior periods was not material.

      For the full year, higher levels of new bankruptcy filings and the weak economy, including higher unemployment, continued to negatively affect charge-off rates in all products while average receivable growth positively impacted all products except personal non-credit card. Average receivable growth includes portfolio acquisitions in our MasterCard and Visa and private label portfolios and newly originated loans acquired from strategic alliances in our auto finance portfolio. Auto finance charge-off rates also reflect improved underwriting and lower securitization levels. Loss severities on repossessed vehicles in our auto finance business remain high, but were stable during 2003. Our private label charge-off rates also reflect improved underwriting, collections and credit models. Charge-off rates in our personal non-credit card portfolio reflect continued maturation of the portfolio as well as reduced originations.

      The increase in real estate charge-offs and REO expense as a percent of average real estate secured receivables over the 2002 ratio was the result of the seasoning of our portfolios, higher loss severities and higher bankruptcy filings.

      The increases in charge-off ratios in 2002 compared to 2001 reflect the weak economy and higher bankruptcy filings. Though we took a number of steps designed to reduce our credit losses, including tightening underwriting, reducing unused credit lines, strengthening risk model capabilities and adding collectors, the weak economy, including higher bankruptcy rates, resulted in higher charge-off ratios in all of our products. The increase in the auto finance ratio was due in part to higher loss severities on repossessed vehicles. The increase in the MasterCard and Visa ratio reflects a higher percentage of subprime receivables in the portfolio. Though subprime charge-off rates declined in 2002, these receivables have higher loss rates than other MasterCard and Visa receivables. Charge-offs in our personal non-credit card portfolio increased more than our other unsecured products because our typical personal non-credit card customer is less resilient and, therefore, more exposed to economic downturns. The increase in real estate charge-offs and REO expense as a percent of average real estate secured receivables over the 2001 ratio was the result of the seasoning of our portfolios, higher loss severities, especially in second lien mortgages, and higher bankruptcy filings.

      See “Credit Quality Statistics — Managed Basis” for additional information regarding our managed basis credit quality.

      Credit Loss Reserves We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, consumer credit counseling accommodations, loan rewrites and deferments. If customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning and current levels of charge-offs and delinquencies.

      While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

      The following table sets forth owned basis credit loss reserves for the periods indicated:

	At December 31,

	2003	2002	2001	2000	1999

	(All dollar amounts are stated in millions)
Owned credit loss reserves	$3,793.1	$3,332.6	$2,663.1	$2,111.9	$1,757.0
Reserves as a percent of receivables	4.11%	4.04%	3.33%	3.14%	3.36%
Reserves as a percent of net charge-offs	105.7	106.5	110.5	109.9	101.1
Reserves as a percent of nonperforming loans	93.7	94.5	92.7	91.1	87.9

      We increased credit loss reserves by recording owned loss provision greater than charge-offs of $379.4 million in 2003 and $602.9 million in 2002. Reserve levels at December 31, 2003 reflect receivable growth as well as consideration of key ratios such as reserves as a percentage of net charge-offs and reserves as a percentage of nonperforming loans. Reserves as a percentage of receivables at December 31, 2003 were higher than at December 31, 2002 as a result of the sale of $2.8 billion of higher quality real estate secured loans to HSBC Bank USA in December 2003. Had this sale not occurred, reserves as a percentage of receivables at December 2003 would have been lower than 2002 as a result of improving credit quality in the latter half of 2003 as delinquency rates stabilized and charge-off levels improved.

      Our loan portfolio has experienced a continued shift in product mix to real estate secured receivables. Real estate secured receivables, which historically have had lower loss rates than unsecured loans, represented

55 percent of our receivables at December 31, 2003 compared to 47 percent at December 31, 1999. The ratios in 2002 and 2001 reflect the impact of the weak economy, higher delinquency levels, and uncertainty as to the ultimate impact the weakened economy would have on delinquency and charge-off levels. The ratios in 2000 and 1999 reflect improving credit quality trends and the benefits of the continued run-off of our undifferentiated Household Bank branded MasterCard and Visa portfolio.

      For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

	At December 31,

	2003	2002	2001	2000	1999

	(All dollar amounts are stated in millions)
Managed credit loss reserves	$6,166.6	$5,092.1	$3,811.4	$3,194.2	$2,666.6
Reserves as a percent of receivables	5.20%	4.74%	3.78%	3.65%	3.72%
Reserves as a percent of net charge-offs	117.4	113.8	110.7	111.1	98.2
Reserves as a percent of nonperforming loans	118.0	112.6	105.0	107.0	100.1

      See the “Analysis of Credit Loss Reserves Activity” and “Reconciliations to GAAP Financial Measures” for additional information regarding our owned basis and managed basis loss reserves.

Owned Nonperforming Assets

	At December 31,

	2003	2002	2001

	(All dollar amounts are stated in millions)
Nonaccrual receivables	$3,143.6	$2,665.9	$2,027.5
Accruing consumer receivables 90 or more days delinquent	904.5	860.7	844.1
Renegotiated commercial loans	1.6	1.3	2.1

Total nonperforming receivables	4,049.7	3,527.9	2,873.7
Real estate owned	631.2	427.1	398.9

Total nonperforming assets	$4,680.9	$3,955.0	$3,272.6

      The increase in nonaccrual receivables is primarily attributable to increases in our real estate secured and personal non-credit card portfolios. Accruing consumer receivables 90 or more days delinquent includes domestic MasterCard and Visa and private label credit card receivables, consistent with industry practice. The increase in total nonperforming assets is attributable to growth in our owned portfolio.

      Geographic Concentrations The state of California accounts for 14 percent of our domestic owned portfolio. No other state accounts for more than 10 percent of either our domestic owned or managed portfolio. Because of our centralized underwriting, collections and processing functions, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.

      Our foreign consumer operations located in the United Kingdom and Europe accounted for 8 percent of owned consumer receivables and Canada accounted for 2 percent of owned consumer receivables at December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Our continued success and prospects for growth are largely dependent upon access to the global capital markets. Numerous factors, internal and external, may impact our access to and the costs associated with issuing debt in these markets. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of our management of credit risks inherent in our customer base.

      The merger with HSBC has improved our access to the capital markets and lowered our funding costs. In addition to providing several important sources of direct funding, our affiliation with HSBC is also expanding access to a worldwide pool of potential investors. While these new funding synergies will reduce our reliance on traditional sources to fund our growth, we are focused on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. Because we are now a subsidiary of HSBC, our credit spreads relative to treasuries have tightened since the merger. In 2003, these tightened credit spreads have resulted in cash funding expense savings of approximately $125 million compared to the funding costs we would have incurred using average spreads from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years. The portion of these savings to be realized by Household will depend in large part upon the amount and timing of the proposed domestic private label and MasterCard and Visa credit card receivable transfers to HSBC Bank USA and other initiatives between Household and HSBC subsidiaries. Amortization of purchase accounting fair value adjustments to our external debt obligations, including derivative financial instruments, as a result of the HSBC merger reduced interest expense by $884.9 million in 2003.

      As of December 31, 2003, we had received $14.7 billion in HSBC related funding as detailed in the table below. We also implemented revolving credit facilities with HSBC of $2.5 billion domestically and $4.5 billion in the U.K.

(In billions)
Debt issued to HSBC subsidiaries:
Domestic short-term borrowings	$2.7
Drawings on bank lines in the U.K.	3.4
Term debt	1.3
Preferred securities issued by Household Capital Trust VIII	.3

Total debt issued to HSBC subsidiaries	7.6

Debt issued to HSBC clients:
Euro commercial paper	2.8
Term debt	.4

Total debt issued to HSBC clients	3.2
Preferred stock issued to HSBC	1.1
Cash received on sale of real estate secured loans to HSBC Bank USA	2.8

Total HSBC related funding	$14.7

      We maintained an investment security liquidity portfolio of $7.9 billion at December 31, 2003, including $2.4 billion which is dedicated to our credit card bank. Our investment securities balance at December 31, 2003 was unusually high as a result of the cash received from the $2.8 billion real estate secured loan sale to HSBC Bank USA on December 31, 2003 as well as excess liquidity. Our insurance subsidiaries also held an additional $3.1 billion in investment securities at December 31, 2003.

      In managing capital, we develop targets for tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”), tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets. These ratio targets are based on discussions with HSBC and rating agencies, risks inherent in the portfolio, the projected operating environment and related risks, and any acquisition objectives. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

We are committed to maintaining at least a mid-single “A” rating and as part of that effort will continue to review appropriate capital levels with our rating agencies.

      Selected capital ratios were as follows(1):

	At December 31,

	2003	2002

TETMA	7.08%	9.08%
TETMA + Owned Reserves	9.94	11.87
Tangible common equity to tangible managed assets	5.08	6.83
Common and preferred equity to owned assets	14.82	10.64
Excluding purchase accounting adjustments:
TETMA	8.89	9.08
TETMA + Owned Reserves	11.76	11.87
Tangible common equity to tangible managed assets	6.93	6.83

(1)	These capital ratios (excluding common and preferred equity to owned assets) represent non-GAAP financial ratios that are used by Household management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Reconciliations to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

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

      Parent Company Household International, Inc. is the holding or parent company that owns the outstanding common stock of its subsidiaries. The parent company’s main source of funds is cash received from its subsidiaries in the form of dividends and intercompany borrowings. In addition, the parent company may receive cash from third parties or affiliates by issuing preferred stock and debt.

      The parent company received dividends from its subsidiaries of $158.8 million in 2003 and $1.3 billion, including $945 million in connection with the disposition of the assets and deposits of the Thrift, in 2002. Dividends from subsidiaries are managed to ensure subsidiaries are adequately capitalized.

      During the first quarter of 2003, in conjunction with our acquisition by HSBC, the parent company redeemed outstanding shares of its $4.30, $4.50 and 5.00 percent cumulative preferred stock pursuant to their respective terms. Additionally, outstanding shares of its 7.625, 7.60, 7.50 and 8.25 percent preferred stock were converted into the right to receive cash from HSBC in an amount equal to their liquidation value, plus accrued and unpaid dividends up to but not including the effective date of the merger which was an aggregate amount of $1.1 billion. In consideration of HSBC transferring sufficient funds to make the payments described above with respect to the 7.625, 7.60, 7.50, and 8.25 percent preferred stock, the parent company issued a new series of 6.50 percent cumulative preferred stock in the amount of $1.1 billion to HSBC on March 28, 2003. The parent company issued $350 million of 7.625 percent cumulative preferred stock in September 2002 and $400 million of 7.60 percent cumulative preferred stock in March 2002.

      In August 2003, the parent company redeemed Household Capital Trusts I and IV. The preferred securities issued by these Trusts totaled $275 million and were replaced with $275 million of 6.375% preferred securities of Household Capital Trust VIII which were issued to HSBC. The parent company issued 18.7 million shares of common stock in October 2002.

      The parent company has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock and may pay dividends on its common stock. No dividends were paid to HSBC on our common stock as a result of the negative tax consequences of paying such dividends in 2003 following the merger. The parent company paid $434.0 million in common and preferred dividends prior to the merger in 2003 and $509.7 million in common and preferred dividends in 2002. We anticipate paying future dividends to HSBC, but will maintain our capital at levels necessary to maintain at least a mid-single “A” rating either by limiting the dividends to or through capital contributions from our parent.

      At various times, the parent company will make capital contributions to its subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. No capital contributions to subsidiaries were made by the parent company in 2003. In 2002, the parent company made capital contributions of $900 million to its Thrift subsidiary and HFC made a $250 million capital contribution to its banking subsidiary. In connection with the disposition of Thrift assets and deposits in the fourth quarter of 2002, a dividend of $945 million was received by the parent company.

      At December 31, 2002, the parent company had agreements to purchase, on a forward basis, approximately 4.9 million shares of its common stock at a weighted-average forward price of $53.05 per share. As a result of settlements under these forward contracts, the parent company received 2.9 million shares of Household common stock at an average cost of $57.34 per share during the period January 1 through March 28, 2003, 4.7 million shares at an average cost of $58.91 per share during 2002 and 9.8 million shares at an average cost of $47.03 per share in 2001. Upon completion of our acquisition by HSBC, outstanding forward agreements were converted into agreements to purchase HSBC Ordinary Shares on a forward basis. At that time, a liability was established as part of the purchase accounting adjustments for the estimated settlement value of the forward contracts outstanding. On April 30, 2003, the parent company elected to net cash settle all open forward purchase agreements with the counterparty which resulted in a payment of approximately $36.7 million being made to the counterparty.

      Subsidiaries We have two major subsidiaries: HFC and Household Global Funding (“Global”).

      HFC HFC funds its operations by collecting receivable balances; issuing commercial paper, medium-term debt and long-term debt; securitizing and selling consumer receivables; borrowing under secured financing facilities; and receiving capital contributions from its parent. HFC domestically markets its commercial paper primarily through an in-house sales force. The vast majority of HFC’s domestic medium-term notes and long-term debt is now marketed through subsidiaries of HSBC. Domestic medium-term notes may also be marketed through HFC’s in-house sales force and investment banks. Long-term debt may also be marketed through investment banks.

      At December 31, 2003, advances from subsidiaries of HSBC to HFC totaled $3.9 billion. The interest rates on this funding are market-based and comparable to those available from unaffiliated parties.

      HFC’s outstanding commercial paper totaled $7.9 billion at December 31, 2003, a $3.8 billion increase from the December 31, 2002 balance of $4.1 billion. The increase is attributable to the upgrade of our debt ratings following the HSBC merger which expanded our universe of potential buyers and to a new Euro commercial paper program which has expanded our European base. Under the new Euro commercial paper program, commercial paper denominated in Euros, British pounds and U.S. dollars are sold to foreign investors. At December 31, 2003, outstanding Euro commercial paper totaled $2.8 billion, all of which had been sold to clients of HSBC. HFC actively manages the level of commercial paper outstanding to ensure availability to core investors and proper use of any excess capacity within internally-established targets.

      During 2003, HFC issued $3.8 billion in domestic medium-term notes, $6.4 billion in foreign currency-denominated bonds (including $1.3 billion issued to subsidiaries of HSBC and $370 million issued to HSBC clients) and $5.1 billion in global debt. HFC also issued $2.1 billion of InterNotesSM (retail-oriented medium-term notes). In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollar terms substantially all foreign-denominated notes.

      HFC issued securities backed by dedicated receivables of $3.3 billion in 2003 and $7.5 billion in 2002. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on HFC’s balance sheet. At December 31, 2003, closed-end real estate secured receivables totaling $8.0 billion secured $6.7 billion of outstanding debt. At December 31, 2002, closed-end real estate secured receivables totaling $8.5 billion secured $7.5 billion of outstanding debt related to these transactions.

      In 2002, HFC also issued $542 million of 8.875 percent Adjustable Conversion-Rate Equity Security Units.

      HFC had committed back-up lines of credit totaling $10.1 billion at December 31, 2003. Included in this total is a $2.5 billion revolving credit facility with HSBC. None of these back-up lines were drawn upon in 2003. HFC’s back-up lines expire on various dates through 2007 and do not contain independent financial covenants that could restrict availability other than an obligation to maintain maintenance of minimum shareholder’s equity of $5.8 billion which is substantially below HFC’s December 31, 2003 shareholder’s equity balance of $13.7 billion.

      At December 31, 2003, HFC had facilities with commercial and investment banks under which it may securitize up to $16.1 billion of receivables, including up to $14.4 billion of auto finance, MasterCard, Visa, private label and personal non-credit card receivables and $1.75 billion of real estate secured receivables. As a result of additional liquidity capacity now available from HSBC and its subsidiaries, HFC reduced its total conduit capacity by $3.4 billion in 2003. Conduit capacity for real estate secured receivables was decreased $4.5 billion and capacity for other products was increased $1.1 billion. The facilities are renewable at the banks’ option. At December 31, 2003, $11.5 billion of auto finance, MasterCard and Visa, private label and personal non-credit card receivables and $.75 billion of real estate secured receivables were securitized under these programs. The amount available under the facilities will vary based on the timing and volume of public securitization transactions. Through existing term bank financing and new debt issuances, we believe HFC should continue to have adequate sources of funds.

      On July 1, 2002, Household combined all of its credit card banks into a single credit card banking subsidiary of HFC. We believe the combination of the banks streamlines and simplifies our regulatory structure as well as optimizes capital and liquidity management.

      Global Global includes our foreign subsidiaries in the United Kingdom, Canada and Europe. Global’s assets were $12.0 billion at year-end 2003 and $8.5 billion at year-end 2002. Consolidated shareholder’s(s’) equity includes the effect of translating our foreign subsidiaries’ assets, liabilities and operating results from their local currency into U.S. dollars. We periodically enter into foreign exchange contracts to hedge portions of our investment in foreign subsidiaries.

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

      United Kingdom Our United Kingdom operation is funded with wholesale deposits, commercial paper, HSBC subsidiary debt, short and intermediate-term bank lines of credit, long-term debt and securitizations of receivables. Deposits were $230.5 million at December 31, 2003 and $762.7 million at December 31, 2002. Commercial paper, bank and other borrowings at year-end 2003 were $.8 billion compared to $1.6 billion a year ago. Amounts due to subsidiaries of HSBC totaled $3.4 billion at December 31, 2003. Senior debt was $2.4 billion at December 31, 2003 and $2.8 billion at December 31, 2002.

      At December 31, 2003, $.9 billion of the United Kingdom’s total debt was guaranteed by the parent company and $2.4 billion was guaranteed by HFC. HFC receives a fee for providing the guarantee. At December 31, 2003, committed back-up lines of credit for the United Kingdom totaled approximately $5.3 billion, including $4.5 billion with HSBC subsidiaries. $4.1 billion, including $3.4 billion on the HSBC lines, were used at December 31, 2003. The HSBC lines have varying maturities through 2007. Because we expect our United Kingdom subsidiary to receive its 2004 funding directly from HSBC, we expect to eliminate these third-party back-up lines in 2004.

      At December 31, 2003, the U.K. had securitized receivables totaling $1.1 billion, including $.1 billion securitized under conduit facilities with commercial banks which have not been renewed as a result of funding available from HSBC.

      Canada Our Canadian operation is funded with commercial paper, intermediate debt and long-term debt. Outstanding commercial paper totaled $307.2 million at December 31, 2003 compared to $431.3 million a year ago. Intermediate and long-term debt totaled $1.5 billion at year-end 2003 compared to $970.8 million a year ago. At December 31, 2003, $1.8 billion of the Canadian subsidiary’s debt was guaranteed by HFC, who receives a fee for providing the guarantee. Committed back-up lines of credit for Canada were approximately $385.5 million at December 31, 2003. All of these back-up lines are guaranteed by HFC and none were used in 2003.

      2004 Funding Strategy As previously discussed, the merger with HSBC has improved our access to the capital markets as well as expanded our access to a worldwide pool of potential investors. Our estimated domestic funding needs and sources for 2004, which reflect these new markets, are summarized in the table that follows. Because we cannot predict with any degree of certainty the timing as to when or if regulatory approval will be received for our proposed transfer of receivables to HSBC Bank USA, these transfers are not contemplated in the following 2004 funding plan. If these proposed transfers do occur, our external funding needs will decrease.

(In billions)

Funding needs:
Net asset growth	$14-16
Commercial paper, term debt and securitization maturities	24-26
Other	2-5

Total funding needs, including growth	$40-47

Funding sources:
External funding, including HSBC clients	$34-38
HSBC and HSBC subsidiaries	6-9

Total funding sources	$40-47

      Except during our RAL season when commercial paper balances will be temporarily high, commercial paper outstanding in 2004 is expected to be consistent with post-merger balances. Approximately two-thirds of outstanding commercial paper is expected to be domestic commercial paper sold both directly and through dealer programs. Euro commercial paper, introduced in 2003, is expected to account for approximately one-third of outstanding commercial paper and will be marketed predominately to HSBC clients.

      Term debt issuances are expected to utilize several ongoing programs to achieve the required funding. Approximately one-half of term debt funding is expected to be achieved through issuance of up to 10 large U.S. dollar global and Euro transactions. Domestic and foreign retail note programs are expected to account for up to 20 percent of term debt issuances. The remaining term debt issuances are expected to consist of domestic and foreign currency medium-term note (“MTN”) offerings.

      Securitization levels in 2004 are expected to remain consistent with 2003 levels. Most asset classes will again be securitized and a single seller asset backed security conduit program will be introduced to provide an additional source of funding.

      HSBC has received regulatory approval to provide the direct funding required by our United Kingdom operations. Accordingly, we plan to eliminate third-party credit lines, and the related expense, supporting our United Kingdom subsidiary in 2004. Our Canadian operation will continue to fund itself independently through traditional third-party funding sources such as commercial paper and medium term-notes. Funding needs in 2004 are not expected to be significant for Canada.

      Capital Expenditures We made capital expenditures of $116 million in 2003 and $159 million in 2002.

OFF-BALANCE-SHEET ARRANGEMENTS (INCLUDING SECURITIZATIONS AND

COMMITMENTS), SECURED FINANCINGS AND CONTRACTUAL CASH OBLIGATIONS

      Securitizations and Secured Financings Securitizations (which are structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” (“SFAS No. 140”)) and secured financings (which do not receive sale treatment under SFAS No. 140) of consumer receivables have been, and will continue to be, a source of funding and liquidity for us. Securitizations and secured financings are used to limit our reliance on the debt and equity markets and often are more cost-effective than alternative funding sources.

      At December 31, 2003, securitizations structured as sales represented 21 percent and secured financings represented 5 percent of the funding associated with our managed portfolio. At December 31, 2002, securitizations structured as sales represented 23 percent and secured financings represented 7 percent of the funding associated with our managed portfolio.

      In a securitization, a designated pool of non-real estate consumer receivables is removed from the balance sheet and transferred to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity (“QSPE”) as defined by SFAS No. 140 and, therefore, is not consolidated. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The securities are collateralized by the underlying receivables transferred to the QSPE. At the time of sale, an interest-only strip receivable is recorded, representing the present value of the cash flows we expect to receive over the life of the securitized receivables, net of estimated credit losses. Under U.K. GAAP as reported by HSBC, securitizations are treated as secured financings.

      Certain securitization trusts, such as credit cards, are established at fixed levels and, due to the revolving nature of the underlying receivables, require the sale of new receivables into the trust to replace runoff so that the principal dollar amount of the investors’ interest remains unchanged. We refer to such activity as replenishments. Once the revolving period ends, the amortization period begins and the trust distributes principal payments to the investors.

      When loans are securitized in transactions structured as sales, we receive cash proceeds from investors, net of transaction costs and expenses. These proceeds are generally used to re-pay other debt and corporate obligations and to fund new loans. The investors’ shares of finance charges and fees received from the securitized loans are collected each month and are primarily used to pay investors for interest and credit losses and to pay us for servicing fees. We retain any excess cash flow remaining after such payments are made to investors.

      To help ensure that adequate funds are available to meet the cash needs of the QSPE, we may retain various forms of interests in securitized assets through overcollateralization, subordinated series, residual interests or spread accounts which provide credit enhancement to investors. Overcollateralization is created when the underlying receivables transferred to a QSPE exceed issued securities. The retention of a subordinated interest provides additional assurance of payment to senior security holders. Residual interests are also referred to as interest-only strip receivables and are rights to future cash flows arising from the securitized receivables after the investors receive their contractual return. Spread accounts are cash accounts which are funded from initial deposits from proceeds at the time of sale and/or from excess spread that would otherwise be returned to us. Investors and the securitization trusts have only limited recourse to our assets for failure of debtors to pay. That recourse is limited to our rights to future cash flows and any other subordinated interest that we may retain. Cash flows related to the interest-only strip receivables and the servicing of receivables are collected over the life of the underlying securitized receivables.

      Our retained securitization interests are not in the form of securities and are included in receivables on our consolidated balance sheets. These retained interests were comprised of the following at December 31, 2003 and 2002:

	At December 31,

	2003	2002

	(In millions)
Overcollateralization	$1,684.2	$2,143.8
Interest-only strip receivables	953.6	1,147.8
Cash spread accounts	222.7	296.4
Other subordinated interests	4,107.1	2,639.6

Total retained securitization interests	$6,967.6	$6,227.6

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

      We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. However, if the market for securities backed by receivables were to change, we may be unable to securitize our receivables or to do so at favorable pricing levels. Factors affecting our ability to securitize receivables or to do so at cost-effective rates include the overall credit quality of our securitized loans, the stability of the securitization markets, the securitization market’s view of our desirability as an investment, and the legal, regulatory, accounting and tax environments governing securitization transactions.

      Securitizations and secured financings of consumer receivables have been, and will continue to be, a source of our funding and liquidity. Securitization and secured financing levels in 2004 are expected to remain consistent with 2003 levels. We currently anticipate, however, that we will rely less on securitizations and secured financings in the future as we receive funding from HSBC and its clients to partially fund our operations. Under U.K. GAAP, as reported by HSBC, securitizations are treated as secured financings. Therefore, we may structure more of our securitization transactions as financings under U.S. GAAP in the future in order to more closely align our accounting treatment with HSBC’s U.K. GAAP treatment.

      Our securitization and secured financing activity in 2002 exceeded that of both 2003 and 2001. The lower levels in 2003 compared to 2002 reflected the use of additional sources of liquidity provided by HSBC and its subsidiaries. The higher levels in 2002 compared to 2001 reflect our liquidity management plans and were often a more cost-effective source of funding than traditional medium and long-term unsecured debt funding sources.

      Securitizations and secured financings were as follows:

	Year Ended December 31,

	2003	2002	2001

	(In millions)
Initial Securitizations:
Auto finance	$1,523.0	$3,288.6	$2,573.9
MasterCard/Visa	670.0	1,557.4	261.1
Private label	1,250.0	1,747.2	500.0
Personal non-credit card	3,320.0	3,560.7	2,123.6

Total	$6,763.0	$10,153.9	$5,458.6

Replenishment Securitizations:
MasterCard/Visa	$23,432.6	$23,647.8	$23,030.7
Private label	6,767.3	2,151.2	1,417.6
Personal non-credit card	674.8	325.4	261.0

Total	$30,874.7	$26,124.4	$24,709.3

Secured financings — Real estate secured	$3,260.0	$7,548.6	$1,471.0

      Outstanding securitized receivables consisted of the following:

	At December 31,

	2003	2002

	(In millions)
Real estate secured	$193.6	$456.2
Auto finance	4,674.8	5,418.6
MasterCard/Visa	9,966.7	10,006.1
Private label	5,261.3	3,577.1
Personal non-credit card	6,104.0	5,475.5

Total	$26,200.4	$24,933.5

      The following table summarizes the expected amortization of our securitized receivables at December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Total

	(In millions)
Real estate secured	$116.2	$77.4	—	—	—	—	$193.6
Auto finance	1,962.5	1,349.4	$1,052.1	$310.8	—	—	4,674.8
MasterCard/ Visa	3,355.7	3,843.2	1,579.6	854.2	$334.0	—	9,966.7
Private label	1,497.1	1,506.1	1,821.1	437.0	—	—	5,261.3
Personal non-credit card	2,475.6	1,615.7	930.2	488.1	345.2	$249.2	6,104.0

Total	$9,407.1	$8,391.8	$5,383.0	$2,090.1	$679.2	$249.2	$26,200.4

      At December 31, 2003, the expected weighted-average remaining life of these transactions was 1.64 years.

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

      At December 31, 2003, we had domestic facilities with commercial and investment banks under which we may securitize up to $16.1 billion of receivables. We may securitize up to $14.4 billion of auto finance, MasterCard and Visa, private label and personal non-credit card receivables and $1.75 billion of real estate secured receivables. Draws on the real estate conduit facilities are structured as secured financings for accounting purposes. The facilities are renewable at the banks’ option. At December 31, 2003, $11.5 billion of auto finance, MasterCard and Visa, private label, and personal non-credit card receivables and $.75 billion of real estate secured receivables were securitized under these programs. The U.K. also had $.1 billion in receivables securitized under former conduit lines which have not been renewed as a result of funding available from HSBC. The amount available under the facilities will vary based on the timing and volume of public securitization and secured financing transactions. Through existing term bank financing and new debt issuances, we believe we should continue to have adequate sources of funds, which could be impacted from time to time by volatility in the financial markets, if one or more of these facilities were unable to be renewed.

      Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements:

At December 31, 2003

(In billions)
MasterCard and Visa and private label credit cards	$145.0
Other consumer lines of credit	3.4

Open lines of credit	$148.4

      At December 31, 2003, our mortgage services business had commitments with numerous correspondents to purchase up to $1.8 billion of real estate secured receivables at fair market value, subject to availability based on underwriting guidelines specified by our mortgage services business and at prices indexed to general market rates. These commitments have terms of up to one year and can be renewed upon mutual agreement.

      Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations at December 31, 2003 by period due:

	2004	2005	2006	2007	2008	Thereafter	Total

	(In millions)
Principal balance of debt:
Time certificates of deposit	$157.7	$1.8	—	$8.9	—	—	$168.4
Due to affiliates	6,336.3	—	728.0	—	—	525.0	7,589.3
Senior and senior subordinated debt (including secured financings)	11,999.3	11,528.9	$8,575.0	6,081.0	$9,335.8	$25,337.7	72,857.7

Total debt	18,493.3	11,530.7	9,303.0	6,089.9	9,335.8	25,862.7	80,615.4

Operating leases:
Minimum rental payments	170.2	134.1	122.0	90.5	75.2	229.1	821.1
Minimum sublease income	24.4	23.6	23.2	23.1	23.0	39.6	156.9

Total operating leases	145.8	110.5	98.8	67.4	52.2	189.5	664.2

Obligations under merchant and affinity programs	128.0	131.4	134.9	138.5	135.6	489.2	1,157.6
Non-qualified pension and postretirement benefit liabilities(1)	22.6	27.5	26.4	26.7	30.7	986.9	1,120.8

Total contractual cash obligations	$18,789.7	$11,800.1	$9,563.1	$6,322.5	$9,554.3	$27,528.3	$83,558.0

(1)	Expected benefit payments calculated include future service component.

      These cash obligations could be funded primarily through cash collections on receivables, from the issuance of new debt or through securitizations or sales of receivables. Our receivables and other liquid assets generally have shorter lives than the liabilities used to fund them.

      Our purchase obligations for goods and services at December 31, 2003 were not significant.

RISK MANAGEMENT

      We have a comprehensive program to address potential financial risks, such as liquidity, interest rate, currency and counterparty credit risk. Historically, the Finance Committee of the Board of Directors had set acceptable limits for each of these risks annually and reviewed the limits semi-annually. As a result of the active involvement of and guidelines provided by HSBC, the Finance Committee was dissolved in the first quarter of 2004. In addition, the Household Asset Liability Committee (“ALCO”), meets regularly to review risks and approve appropriate risk management strategies within limits established by the Board of Directors and HSBC.

      Liquidity Risk Generally, the lives of our assets are shorter than the lives of the liabilities used to fund them. This initially reduces liquidity risk by ensuring that funds are received prior to liabilities becoming due.

      Our ability to ensure continuous access to the capital markets and maintain a diversified funding base is important in meeting our funding needs. To manage this liquidity risk, we offer a broad line of debt products designed to meet the needs of both institutional and retail investors. We maintain investor diversity by placing paper directly with customers, through selected dealer programs and by targeted issuance of large liquid transactions. Through the issuance of securitizations and secured financings, we are able to access an alternative investor base and further diversify our funding strategies. We also maintain a comprehensive, direct marketing program to ensure our investors receive consistent and timely information regarding our financial performance.

      The measurement and management of liquidity risk is a primary focus. Three standard analyses are utilized to accomplish this goal. First, a rolling 60 day funding plan is updated daily to quantify near-term needs and develop the appropriate measures to fund those needs. As part of this process, debt maturity profiles (daily, monthly, annually) are generated to assist in planning and limiting any potential rollover risk (which is the risk that we will be unable to pay our debt or borrow additional funds as it becomes due). Second, comprehensive plans identifying monthly funding requirements for the next two years are updated. These plans focus on funding projected asset growth and drive both the timing and size of debt issuances. And third, a Maximum Cumulative Outflow (MCO) analysis is updated regularly to measure liquidity risk. Cumulative comprehensive cash inflows are subtracted from outflows to generate a net exposure that is tracked both monthly over the next 12 month period and annually for 5 years. Net outflow limits are reviewed by Household’s Asset Liability Committee and HSBC.

      We recognize the importance of being prepared for constrained funding environments. While the potential scenarios driving this analysis have changed due to our affiliation with HSBC, contingency funding plans are still maintained as part of the liquidity management process. Alternative funding strategies are updated regularly for a rolling 12 months and assume limited access to unsecured funding and continued access to the securitization markets. These alternative strategies are designed to enable us to achieve monthly funding goals through controlled growth, sales of receivables and access to committed sources of contingent liquidity including bank lines and undrawn securitization conduits. Although our overall liquidity situation has improved significantly over the past twelve months, the strategies and analyses utilized in the past to successfully manage liquidity remain in place today. The combination of this process with the funding provided by HSBC subsidiaries and clients should ensure our access to diverse markets, investor bases and adequate funding for the foreseeable future.

      See “Liquidity and Capital Resources” for further discussion of our liquidity position.

      Interest Rate and Currency Risk We maintain an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We manage our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We manage our exposure to currency risk primarily through the use of currency swaps, options and forwards. We do not speculate on interest rate or foreign currency market exposure and we do not use exotic or leveraged derivative financial instruments.

      Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of changes in interest rates on net interest margin. The key assumptions used in these models include expected loan payoff rates, loan volumes and pricing, cash flows from derivative financial instruments and changes in market conditions. These assumptions are based on our best estimates of actual conditions. The models cannot precisely predict the actual impact of changes in interest rates on our earnings because these assumptions are highly uncertain. At December 31, 2003, our interest rate risk levels were substantially below those allowed by our existing policy.

      HSBC also has certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit as of December 31, 2003 was $4.0 million, which includes limits associated with financial instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $4.0 million. As of December 31, 2003, we had a PVBP position of $.7 million reflecting the impact of a one basis point increase in interest rates.

      We estimate that our after-tax earnings would decline by about $70 million at December 31, 2003 and $53 million at December 31, 2002 following a gradual 100 basis point increase in interest rates over a twelve month period and would increase by about $83 million at December 31, 2003 and $52 million at December 31, 2002 following a gradual 100 basis point decrease in interest rates. These estimates include the impact of the derivative positions we have entered into. These estimates also assume we would not take any corrective action to lessen the impact and, therefore, exceed what most likely would occur if rates were to change by the amount indicated.

      We generally fund our assets with liabilities that have similar interest rate features, but different maturities. This initially reduces interest rate risk. Over time, however, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products produce different interest rate risk exposures. We use derivative financial instruments, principally swaps, to manage these exposures. Interest rate futures, interest rate forwards and purchased options are also used on a limited basis to reduce interest rate risk. Prior to the merger with HSBC, the majority of our fair value and cash flow hedges were effective hedges which qualified for shortcut accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). Under the Financial Accounting Standards Board’s interpretations of SFAS No. 133, the shortcut method of accounting was no longer allowed for interest rate swaps which were outstanding at the time of the merger. The discontinuation of shortcut accounting increased net income by $51.0 million in 2003. We have restructured our swap portfolio to regain use of the shortcut method of accounting and reduce the potential volatility of future earnings.

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

      Foreign currency exchange risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. We enter into foreign exchange rate forward contracts and currency swaps to minimize currency risk associated with changes in the value of foreign-denominated liabilities. Currency swaps convert principal and interest payments on debt issued from one currency to another. For example, we may issue Euro-denominated debt and then execute a currency swap to convert the obligation to U.S. dollars. Prior to the merger, we had periodically entered into foreign exchange contracts to hedge portions of our investments in our United Kingdom and Canada subsidiaries. We estimate that a 10 percent adverse change in the British pound/U.S. dollar and Canadian dollar/U.S. dollar exchange rate would result in a decrease in common shareholder’s(s’) equity of $162 million at December 31, 2003 and $27 million at December 31, 2002 and would not have a material impact on net income.

      Counterparty Credit Risk The primary exposure on our interest rate swap portfolio is counterparty credit risk. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We control counterparty credit risk in derivative instruments through established credit approvals, risk control limits and ongoing monitoring procedures. Counterparty limits have been set and are closely monitored as part of the overall risk management process and contract structure. During the third quarter of 2003, we began utilizing an affiliate, HSBC Bank USA, as the primary provider of new domestic derivative products. We have never suffered a loss due to counterparty failure.

      Going forward, it is expected that most of our existing third party derivative contracts will be assigned to HSBC subsidiaries making them our primary counterparties in derivative transactions. Most swap agreements, both with third parties and affiliates, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which are recorded in our balance sheet as other assets or derivative related liabilities and totaled $.4 billion at December 31, 2003. Affiliate swap counterparties generally provide collateral in the form of securities which are not recorded on our balance sheet and totaled $.5 billion at December 31, 2003. At December 31, 2003, we had derivative contracts with a notional value of approximately $68.4 billion, including $39.7 billion outstanding with HSBC Bank USA.

      See Note 12 to the accompanying consolidated financial statements, “Derivative Financial Instruments, Forward Purchase Agreements and Concentrations of Credit Risk,” for additional information related to interest rate risk management and Note 15, “Fair Value of Financial Instruments,” for information regarding the fair value of certain financial instruments.

NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). Interpretation No. 46 clarified the application of Accounting Research Bulletin Number 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by FASB Statement Number 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” are excluded from the scope of Interpretation No. 46. Interpretation No. 46 applied immediately to all variable interest entities created after January 31, 2003 and was originally effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. In October 2003, the FASB postponed the effective date of Interpretation No. 46 to December 31, 2003.

      In December 2003, a revised version of Interpretation 46 (“Revised Interpretation No. 46”) was issued by the FASB. The revisions clarify some requirements, ease some implementation problems, add new scope exceptions, and add applicability judgments. Revised Interpretation No. 46 is required to be adopted by most public companies no later than March 31, 2004. We adopted Revised Interpretation No. 46 as of December 31, 2003. Upon adoption, we deconsolidated all of the previously established capital trust entities which issued common securities to Household and preferred securities to third parties. These trusts invested the proceeds of those offerings in junior subordinated notes of Household. As a result of the deconsolidation of those trusts, at December 31, 2003, we have reported $1.1 billion of the previously issued junior subordinated notes on our balance sheet in lieu of the preferred securities issued by the capital trusts which totaled $1.0 billion. The increase in reported liabilities of $30.2 million was offset by a corresponding investment in those trusts. The adoption of Revised Interpretation No. 46 did not have a material impact on our financial position or results of operations.

      In May 2003, the FASB issued Statement Number 150, “Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both” (“SFAS No. 150”). This limited scope statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity are to be classified and measured. In November 2003, the FASB issued FASB Staff Position Number 150-3, which deferred indefinitely the effective date of SFAS No. 150 as it relates to certain mandatorily redeemable non-controlling interests. SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

      In November 2003, the FASB issued FASB Staff Position Number 144-1, “Determination of Cost Basis for Foreclosed Assets under FASB Statement No. 15, and the Measurement of Cumulative Losses Previously Recognized Under Paragraph 37 of FASB Statement No. 144” (“FSP 144-1”). Under FSP 144-1, sales commissions related to the sale of foreclosed assets are recognized as a charge-off through the provision for credit losses. Historically, we had recognized sales commission expense as a component of other servicing and administrative expenses in our statements of income. We adopted FSP 144-1 in November of 2003. The adoption increased real estate charge-offs by 7 basis points ($9.1 million) for the quarter ended December 31, 2003 and 1 basis point for the full year 2003, auto finance charge-offs by 12 basis points ($1.2 million) for the quarter ended December 31, 2003 and 4 basis points for the full year 2003, and total consumer charge-offs by 4 basis points ($10.3 million) for the quarter ended December 31, 2003 and 1 basis point for the full year 2003. As the adoption resulted in a reclassification between income statement lines only, it had no significant impact on our net income. The impact on prior periods was not material.

      In December 2003, the FASB issued Statement Number 132 (Revised), “Employer’s Disclosure About Pensions and Other Postretirement Benefits” (“Statement Number 132 — Revised”). This statement revises employers’ disclosure abut pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for financial statements with fiscal years ending after December 15, 2003. Certain annual disclosures required by Statement Number 132 — Revised are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. We adopted the required disclosure provisions of Statement 132 — Revised as of December 31, 2003. These disclosures are presented in Note 18, “Employee Benefit Plans”.

      In December 2003, the American Institute of Certified Public Accountants (AICPA) released Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption is not expected to have a material impact on our financial position or results of operations.

GLOSSARY OF TERMS

      Acquired Intangibles — Assets (not including financial assets) that lack physical substance. Our acquired intangibles include purchased credit card relationships and related programs, merchant relationships in our retail services business, other loan related relationships, trade names, and technology, customer lists and other contracts.

      Affinity Credit Card — A MasterCard or Visa account jointly sponsored by the issuer of the card and an organization whose members share a common interest (e.g., the AFL-CIO Union Plus® credit card program).

      Auto Finance Loans — Closed-end loans secured by a first lien on a vehicle.

      Co-Branded Credit Card — A MasterCard or Visa account that is jointly sponsored by the issuer of the card and another corporation (e.g., the GM Card®). The account holder typically receives some form of added benefit for using the card.

      Consumer Net Charge-off Ratio — Net charge-offs of consumer receivables divided by average consumer receivables outstanding.

      Contractual Delinquency — A method of determining aging of past due accounts based on the status of payments under the loan. Delinquency status may be affected by customer account management policies and practices such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management plans, loan rewrites and deferments.

      Efficiency Ratio — Ratio of total costs and expenses less policyholders’ benefits to net interest margin and other revenues less policyholders’ benefits.

      Fee Income — Income associated with interchange on credit cards and late and other fees from the origination or acquisition of loans.

      Foreign Exchange Contract — A contract used to minimize our exposure to changes in foreign currency exchange rates.

      Futures Contract — An exchange-traded contract to buy or sell a stated amount of a financial instrument or index at a specified future date and price.

      Goodwill — Represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations.

      Interchange Fees — Fees received for processing a credit card transaction through the MasterCard or Visa network.

      Interest-only Strip Receivables — Represent our contractual right to receive interest and other cash flows from our securitization trusts after the investors receive their contractual return.

      Interest Rate Swap — Contract between two parties to exchange interest payments on a stated principal amount (notional principal) for a specified period. Typically, one party makes fixed rate payments, while the other party makes payments using a variable rate.

      LIBOR — London Interbank Offered Rate. A widely quoted market rate which is frequently the index used to determine the rate at which we borrow funds.

      Liquidity — A measure of how quickly we can convert assets to cash or raise additional cash by issuing debt.

      Managed Basis — A non-GAAP method of reporting whereby net interest margin, other revenues and credit losses on securitized receivables structured as sales are reported as if those receivables were still held on our balance sheet.

      Managed Receivables — The sum of receivables on our balance sheet and those that we service for investors as part of our asset securitization program.

      MasterCard and Visa Receivables — Receivables generated through customer usage of MasterCard and Visa credit cards.

      Net Interest Margin — Interest income from receivables and noninsurance investment securities reduced by interest expense.

      Nonaccrual Loans — Loans on which we no longer accrue interest because ultimate collection is unlikely.

      Options — A contract giving the owner the right, but not the obligation, to buy or sell a specified item at a fixed price for a specified period.

      Owned Receivables — Receivables held on our balance sheet.

      Personal Homeowner Loan (“PHL”) — A high loan-to-value real estate loan that has been underwritten and priced as an unsecured loan. These loans are reported as personal non-credit card receivables.

      Personal Non-Credit Card Receivables — Unsecured lines of credit or closed-end loans made to individuals.

      Portfolio Seasoning — Relates to the aging of origination vintages. Loss patterns emerge slowly over time as new accounts are booked.

      Private Label Credit Card — A line of credit made available to customers of retail merchants evidenced by a credit card bearing the merchant’s name.

      Product Vintage Analysis — Refers to loss curves on specific product origination pools by date of origination.

      Real Estate Secured Loan — Closed-end loans and revolving lines of credit secured by first or second liens on residential real estate.

      Receivables Serviced with Limited Recourse — Receivables we have securitized in transactions structured as sales and for which we have some level of potential loss if defaults occur.

      Refund Anticipation Loan (“RAL”) Program — A cooperative program with H&R Block Tax Services, Inc. and certain of its franchises, along with other independent tax preparers, to provide loans to customers entitled to tax refunds and who electronically file their returns with the Internal Revenue Service.

      Return on Average Common Shareholder’s(s’) Equity — Net income less dividends on preferred stock divided by average common shareholder’s(s’) equity.

      Return on Average Managed Assets — Net income divided by average managed assets.

      Return on Average Owned Assets — Net income divided by average owned assets.

      Secured Financing — The process where interests in a dedicated pool of financial assets, typically real estate secured receivables, are sold to investors. Generally, the receivables are transferred to a trust that issues interests that are sold to investors. These transactions do not receive sale treatment under SFAS No. 140. The receivables and related debt remain on our balance sheet.

      Securitization — The process where interests in a dedicated pool of financial assets, typically credit card, auto or personal non-credit card receivables, are sold to investors. Generally, the receivables are sold to a trust that issues interests that are sold to investors. These transactions are structured to receive sale treatment under SFAS No. 140. The receivables are then removed from our balance sheet.

      Securitization Revenue — Includes income associated with current and prior period securitizations structured as sales of receivables with limited recourse. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

      Tangible Common Equity — Common shareholder’s(s’) equity (excluding unrealized gains and losses on investments and cash flow hedging instruments and any minimum pension liability) less acquired intangibles and goodwill.

      Tangible Shareholder’s(s’) Equity — Tangible common equity, preferred stock, company obligated mandatorily redeemable preferred securities of subsidiary trusts (including amounts due to affiliates) and senior debt which contains mandatorily redeemable obligations to purchase HSBC common stock in 2006 (the Adjustable Conversion-Rate Equity Security Units), excluding purchase accounting adjustments.

      Tangible Managed Assets — Total managed assets less acquired intangibles, goodwill and derivative financial assets.

      Whole Loan Sales — Sales of loans to third parties without recourse. Typically, these sales are made pursuant to our liquidity or capital management plans.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

CREDIT QUALITY STATISTICS — OWNED BASIS

	At December 31, unless otherwise indicated.

	2003	2002	2001	2000	1999

	(All dollar amounts are stated in millions)
Owned Two-Month-and-Over Contractual Delinquency Ratios
Real estate secured	4.33%	3.91%	2.63%	2.58%	3.10%
Auto finance	2.51	3.96	2.92	2.46	2.02
MasterCard/Visa	5.76	5.97	5.67	4.90	3.59
Private label	5.42	6.36	5.99	5.60	6.09
Personal non-credit card	10.01	8.95	8.44	7.62	8.75

Total consumer	5.36%	5.34%	4.43%	4.19%	4.75%

Ratio of Owned Net Charge-offs to Average Owned Receivables for the Year
Real estate secured	.99%	.91%	.52%	.42%	.51%
Auto finance	4.91	6.00	4.00	3.29	3.42
MasterCard/Visa	9.18	9.46	8.17	6.55	7.95
Private label	5.75	6.28	5.59	5.34	5.60
Personal non-credit card	9.89	8.26	6.81	7.02	6.50

Total consumer	4.06	3.81	3.32	3.18	3.67
Commercial	.46	(.40)	2.10	2.69	.95

Total	4.05%	3.79%	3.31%	3.18%	3.63%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.42%	1.29%	.84%	.70%	.74%

Nonaccrual Owned Receivables
Domestic:
Real estate secured	$1,777.4	$1,367.1	$906.8	$685.6	$532.5
Auto finance	104.0	80.1	69.2	45.5	24.9
Private label	42.7	38.0	38.6	47.6	58.1
Personal non-credit card	897.7	902.4	782.4	610.0	537.8
Foreign	315.6	263.6	215.3	226.0	236.7

Total consumer	3,137.4	2,651.2	2,012.3	1,614.7	1,390.0
Commercial and other	6.2	14.7	15.2	42.0	46.6

Total	$3,143.6	$2,665.9	$2,027.5	$1,656.7	$1,436.6

Accruing Consumer Owned Receivables 90 or More Days Delinquent
Domestic:
MasterCard/Visa	$443.0	$342.4	$352.4	$272.0	$140.2
Private label	429.3	491.3	462.2	355.1	386.7
Foreign	32.2	27.0	29.5	22.3	23.5

Total	$904.5	$860.7	$844.1	$649.4	$550.4

Real Estate Owned
Domestic	$626.6	$424.1	$394.7	$333.5	$268.1
Foreign	4.6	3.0	4.2	3.6	3.4

Total	$631.2	$427.1	$398.9	$337.1	$271.5

Renegotiated Commercial Loans	$1.6	$1.3	$2.1	$12.3	$12.3

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

CREDIT QUALITY STATISTICS — MANAGED BASIS(1)

	At December 31, unless otherwise indicated.

	2003	2002	2001	2000	1999

	(All dollar amounts are stated in millions)
Managed Two-Month-and-Over Contractual Delinquency Ratios
Real estate secured	4.35%	3.94%	2.68%	2.63%	3.27%
Auto finance	3.84	3.65	3.16	2.55	2.43
MasterCard/Visa	4.16	4.12	4.10	3.49	2.78
Private label	4.94	6.03	5.48	5.48	5.97
Personal non-credit card	10.69	9.41	8.87	7.97	8.81

Total consumer	5.39%	5.24%	4.46%	4.20%	4.66%

Ratio of Managed Net Charge-offs to Average Managed Receivables for the Year
Real estate secured	1.00%	.92%	.53%	.45%	.58%
Auto finance	7.00	6.63	5.31	4.80	4.96
MasterCard/Visa	7.26	7.12	6.63	5.58	6.66
Private label	5.62	5.75	5.18	5.35	5.65
Personal non-credit card	9.97	8.32	6.79	6.97	6.52

Total consumer	4.67	4.28	3.73	3.64	4.13
Commercial	.46	(.40)	2.10	2.69	.95

Total	4.66%	4.26%	3.72%	3.63%	4.09%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.42%	1.29%	.83%	.71%	.78%

Nonaccrual Managed Receivables
Domestic:
Real estate secured	$1,790.7	$1,391.2	$940.8	$734.1	$626.9
Auto finance	338.4	271.9	201.8	116.2	73.9
Private label	42.7	38.0	38.6	47.6	58.1
Personal non-credit card	1,464.1	1,320.5	1,106.3	902.0	828.8
Foreign	367.1	310.9	263.5	270.4	278.3

Total consumer	4,003.0	3,332.5	2,551.0	2,070.3	1,866.0
Commercial and other	6.2	14.7	15.2	42.0	46.6

Total	$4,009.2	$3,347.2	$2,566.2	$2,112.3	$1,912.6

Accruing Consumer Managed Receivables 90 or More Days Delinquent
Domestic:
MasterCard/Visa	$601.0	$513.1	$527.4	$420.3	$286.4
Private label	581.9	633.4	503.2	417.2	430.0
Foreign	32.2	27.0	29.5	22.3	23.5

Total	$1,215.1	$1,173.5	$1,060.1	$859.8	$739.9

(1)	These non-GAAP financial measures are provided for comparison of our operating trends and should be read in conjunction with our owned basis GAAP financial information. Refer to “Reconciliations to GAAP Financial Measures” for a discussion of non-GAAP financial information and for quantitative reconciliations to the equivalent GAAP basis financial measure.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY — OWNED RECEIVABLES

	2003	2002	2001	2000	1999

	(All dollar amounts are stated in millions)
Total Owned Credit Loss Reserves at January 1	$3,332.6	$2,663.1	$2,111.9	$1,757.0	$1,734.2

Provision for Credit Losses	3,966.9	3,732.0	2,912.9	2,116.9	1,716.4

Charge-offs
Domestic:
Real estate secured	(496.0)	(429.7)	(194.0)	(123.2)	(103.8)
Auto finance	(148.0)	(158.4)	(94.3)	(61.3)	(39.4)
MasterCard/Visa	(935.8)	(736.2)	(645.4)	(432.1)	(477.8)
Private label	(684.1)	(649.9)	(590.9)	(536.9)	(547.7)
Personal non-credit card	(1,354.7)	(1,193.2)	(893.2)	(723.5)	(534.6)
Foreign	(256.9)	(223.1)	(237.0)	(232.7)	(233.9)

Total consumer	(3,875.5)	(3,390.5)	(2,654.8)	(2,109.7)	(1,937.2)
Commercial and other	(2.8)	(2.1)	(12.2)	(17.1)	(10.1)

Total owned receivables charged off	(3,878.3)	(3,392.6)	(2,667.0)	(2,126.8)	(1,947.3)

Recoveries
Domestic:
Real estate secured	9.9	6.9	4.4	4.7	7.5
Auto finance	4.6	6.8	1.5	1.5	1.2
MasterCard/Visa	87.4	59.1	52.0	24.9	34.7
Private label	72.2	48.3	60.6	54.0	74.3
Personal non-credit card	81.8	91.5	75.6	62.4	45.3
Foreign	34.2	49.1	62.5	57.5	46.6

Total consumer	290.1	261.7	256.6	205.0	209.6
Commercial and other	.7	1.8	.4	.4	.3

Total recoveries on owned receivables	290.8	263.5	257.0	205.4	209.9
Other, net	81.2	66.6	48.3	159.4	43.8

Owned Credit Loss Reserves
Domestic:
Real estate secured	669.9	550.9	284.4	172.9	149.2
Auto finance	171.9	126.4	77.3	51.0	39.1
MasterCard/Visa	805.8	648.9	593.4	540.8	304.4
Private label	519.1	526.4	499.4	425.2	487.2
Personal non-credit card	1,347.5	1,274.8	1,031.9	734.2	568.9
Foreign	247.4	172.3	137.1	141.6	143.1

Total consumer	3,761.6	3,299.7	2,623.5	2,065.7	1,691.9
Commercial and other	31.5	32.9	39.6	46.2	65.1

Total Owned Credit Loss Reserves at December 31	$3,793.1	$3,332.6	$2,663.1	$2,111.9	$1,757.0

Ratio of Owned Credit Loss Reserves to:
Net charge-offs	105.7%	106.5%	110.5%	109.9%	101.1%
Receivables:
Consumer	4.09	4.02	3.31	3.10	3.30
Commercial	6.80	6.64	7.12	7.43	7.70

Total	4.11%	4.04%	3.33%	3.14%	3.36%

Nonperforming loans:
Consumer	93.2%	94.0%	91.9%	91.2%	87.2%
Commercial	469.8	229.7	278.7	85.4	116.8

Total	93.7%	94.5%	92.7%	91.1%	87.9%

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY — MANAGED RECEIVABLES(1)

	2003	2002	2001	2000	1999

	(All dollar amounts are stated in millions)
Total Managed Credit Loss Reserves at January 1	$5,092.1	$3,811.4	$3,194.2	$2,666.6	$2,548.1

Provision for Credit Losses	6,241.8	5,655.0	4,018.4	3,252.4	2,781.8

Charge-Offs
Domestic:
Real estate secured	(500.6)	(436.9)	(202.4)	(139.9)	(134.1)
Auto finance	(566.7)	(477.7)	(286.7)	(188.4)	(120.4)
MasterCard/Visa	(1,462.1)	(1,274.3)	(1,147.9)	(880.7)	(1,020.8)
Private label	(917.6)	(764.0)	(640.2)	(605.6)	(598.3)
Personal non-credit card	(1,861.7)	(1,600.1)	(1,196.2)	(1,030.6)	(821.6)
Foreign	(330.0)	(280.0)	(282.2)	(275.8)	(281.4)

Total consumer	(5,638.7)	(4,833.0)	(3,755.6)	(3,121.0)	(2,976.6)
Commercial and other	(2.8)	(2.1)	(12.2)	(17.1)	(10.1)

Total managed receivables charged off	(5,641.5)	(4,835.1)	(3,767.8)	(3,138.1)	(2,986.7)

Recoveries
Domestic:
Real estate secured	9.9	6.9	4.4	4.7	7.5
Auto finance	12.2	17.1	4.0	4.0	2.8
MasterCard/Visa	127.2	96.5	81.1	49.7	68.4
Private label	91.7	55.9	62.3	57.0	77.0
Personal non-credit card	105.6	121.7	100.9	79.2	61.2
Foreign	40.0	59.1	71.9	69.0	54.1

Total consumer	386.6	357.2	324.6	263.6	271.0
Commercial and other	.7	1.8	.4	.4	.3

Total recoveries on managed receivables	387.3	359.0	325.0	264.0	271.3
Other, net	86.9	101.8	41.6	149.3	52.1

Managed Credit Loss Reserves
Domestic:
Real estate secured	671.3	561.3	303.8	195.9	172.8
Auto finance	845.6	758.5	448.8	323.8	242.4
MasterCard/Visa	1,113.9	957.0	975.6	849.0	612.6
Private label	886.2	791.4	603.0	599.4	603.7
Personal non-credit card	2,243.6	1,697.4	1,217.4	957.5	761.6
Foreign	374.5	293.6	223.2	222.4	208.4

Total consumer	6,135.1	5,059.2	3,771.8	3,148.0	2,601.5
Commercial and other	31.5	32.9	39.6	46.2	65.1

Total Managed Credit Loss Reserves at December 31	$6,166.6	$5,092.1	$3,811.4	$3,194.2	$2,666.6

Ratio of Managed Credit Loss Reserves to:
Net charge-offs	117.4%	113.8%	110.7%	111.1%	98.2%
Receivables:
Consumer	5.19	4.73	3.77	3.62	3.68
Commercial	6.80	6.64	7.12	7.43	7.70

Total	5.20%	4.74%	3.78%	3.65%	3.72%

Nonperforming loans:
Consumer	117.6%	112.3%	104.5%	107.4%	98.8%
Commercial	469.8	229.7	278.7	85.4	116.8

Total	118.0%	112.6%	105.0%	107.0%	100.1%

(1)	These non-GAAP financial measures are provided for comparison of our operating trends and should be read in conjunction with our owned basis GAAP financial information. Refer to “Reconciliations to GAAP Financial Measures” for a discussion of non-GAAP financial information and for quantitative reconciliations to the equivalent GAAP basis financial measure.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

NET INTEREST MARGIN — 2003 COMPARED TO 2002 (OWNED BASIS)

					Finance and
					Interest Income/		Increase/(Decrease) Due to:
	Average Outstanding(1)		Average Rate		Interest Expense
								Volume	Rate
	2003	2002	2003	2002	2003	2002	Variance	Variance(2)	Variance(2)

	(All dollar amounts are stated in millions)
Receivables:
Real estate secured	$49,851.9	$47,257.7	9.7%	10.7%	$4,851.9	$5,051.2	$(199.3)	$267.9	$(467.2)
Auto finance	2,919.7	2,529.4	13.5	14.7	393.5	372.6	20.9	54.3	(33.4)
MasterCard/Visa	9,516.9	7,569.1	14.8	14.8	1,406.4	1,119.3	287.1	287.8	(.7)
Private label	11,942.2	10,774.7	11.6	12.2	1,380.6	1,314.3	66.3	137.4	(71.1)
Personal non-credit card	14,009.3	13,968.0	16.6	18.1	2,321.9	2,526.4	(204.5)	7.4	(211.9)
Commercial and other	430.5	483.1	2.2	2.1	9.6	10.2	(.6)	(1.2)	.6
Purchase accounting adjustments	396.8	—	—	—	(200.4)	—	(200.4)	(200.4)	—

Total receivables	89,067.3	82,582.0	11.4	12.6	10,163.5	10,394.0	(230.5)	781.4	(1,011.9)
Noninsurance investments	5,279.8	5,302.0	1.9	2.5	98.9	131.6	(32.7)	(.5)	(32.2)

Total interest-earning assets (excluding insurance investments)	$94,347.1	$87,884.0	10.9%	12.0%	$10,262.4	$10,525.6	$(263.2)	$733.1	$(996.3)
Insurance investments	3,159.6	3,191.4
Other assets	12,632.4	5,228.2

Total Assets	$110,139.1	$96,303.6

Debt:
Deposits	$991.7	$5,838.9	3.6%	6.5%	$36.0	$380.0	$(344.0)	$(224.4)	$(119.6)
Commercial paper	6,357.1	6,830.4	1.6	1.9	103.5	130.1	(26.6)	(8.6)	(18.0)
Bank and other borrowings	1,187.2	1,472.6	3.9	3.4	45.9	50.7	(4.8)	(10.6)	5.8
Due to affiliates	3,029.1	—	2.4	—	72.6	—	72.6	72.6	—
Senior and senior subordinated debt (with original maturities over one year)	77,650.5	69,405.6	3.0	4.8	2,363.2	3,310.5	(947.3)	358.1	(1,305.4)

Total debt	$89,215.6	$83,547.5	2.9%	4.6%	$2,621.2	$3,871.3	$(1,250.1)	$247.6	$(1,497.7)
Other liabilities	5,842.2	3,251.1

Total liabilities	86,798.6	86,798.6
Preferred securities	1,119.4	864.5
Common shareholder’s(s’) equity	13,961.9	8,640.5

Total Liabilities and Shareholder’s(s’) Equity	$110,139.1	$96,303.6

Net Interest Margin — Owned Basis(3)(5)			8.1%	7.6%	$7,641.2	$6,654.3	$986.9	$485.5	$501.4

Interest Spread — Owned Basis(4)			8.0%	7.4%

(1)	Nonaccrual loans are included in average outstanding balances.
(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.
(3)	Represents net interest margin as a percent of average interest-earning assets.

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets.
(5)	The net interest margin analysis includes the following for foreign businesses:

	2003	2002	2001

Average interest-earning assets	$8,778.7	$6,616.2	$6,988.7
Average interest-bearing liabilities	7,957.4	6,075.5	5,973.3
Net interest margin	659.5	483.3	431.2
Net interest margin percentage	7.5%	7.3%	6.2%

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

NET INTEREST MARGIN — 2002 COMPARED TO 2001 (OWNED BASIS)

	Average
	Outstanding(1)		Average Rate

	2002	2001	2002	2001

	(All dollar amounts are stated in millions)
Receivables:
Real estate secured	$47,257.7	$38,850.4	10.7%	11.6%
Auto finance	2,529.4	2,319.1	14.7	15.3
MasterCard/Visa	7,569.1	8,138.3	14.8	13.8
Private label	10,774.7	10,516.4	12.2	13.4
Personal non- credit card	13,968.0	12,486.0	18.1	20.0
Commercial and other	483.1	554.9	2.1	2.3

Total receivables	82,582.0	72,865.1	12.6	13.6
Noninsurance investments	5,302.0	894.1	2.5	6.1

Total interest- earning assets (excluding insurance investments)	$87,884.0	$73,759.2	12.0%	13.5%
Insurance investments	3,191.4	3,006.2
Other assets	5,228.2	5,278.7

Total Assets	$96,303.6	$82,044.1

Debt:
Deposits	$5,838.9	$7,953.2	6.5%	6.3%
Commercial paper	6,830.4	9,221.1	1.9	4.1
Bank and other borrowings	1,472.6	2,240.1	3.4	3.9
Senior and senior subordinated debt (with original maturities over one year)	69,405.6	50,905.7	4.8	6.3

Total debt	$83,547.5	$70,320.1	4.6%	5.9%
Other liabilities	3,251.1	3,885.5

Total liabilities	86,798.6	74,205.6
Preferred securities	864.5	249.4
Common shareholders’ equity	8,640.5	7,589.1

Total Liabilities and Shareholders’ Equity	$96,303.6	$82,044.1

Net Interest Margin — Owned Basis(3)(5)			7.6%	7.8%

Interest Spread — Owned Basis(4)			7.4%	7.6%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Finance and Interest
	Income/ Interest		Increase/(Decrease) Due to:
	Expense
				Volume	Rate
	2002	2001	Variance	Variance(2)	Variance(2)

	(All dollar amounts are stated in millions)
Receivables:
Real estate secured	$5,051.2	$4,516.1	$535.1	$920.0	$(384.9)
Auto finance	372.6	354.0	18.6	31.3	(12.7)
MasterCard/Visa	1,119.3	1,121.3	(2.0)	(81.2)	79.2
Private label	1,314.3	1,405.3	(91.0)	33.9	(124.9)
Personal non- credit card	2,526.4	2,496.9	29.5	280.7	(251.2)
Commercial and other	10.2	13.0	(2.8)	(1.6)	(1.2)

Total receivables	10,394.0	9,906.6	487.4	1,258.1	(770.7)
Noninsurance investments	131.6	54.7	76.9	126.6	(49.7)

Total interest- earning assets (excluding insurance investments)	$10,525.6	$9,961.3	$564.3	$1,771.9	$(1,207.6)
Insurance investments
Other assets
Total Assets
Debt:
Deposits	$380.0	$498.6	$(118.6)	$(137.0)	$18.4
Commercial paper	130.1	376.3	(246.2)	(80.5)	(165.7)
Bank and other borrowings	50.7	86.9	(36.2)	(27.3)	(8.9)
Senior and senior subordinated debt (with original maturities over one year)	3,310.5	3,212.0	98.5	996.9	(898.4)

Total debt	$3,871.3	$4,173.8	$(302.5)	$705.6	$(1,008.1)
Other liabilities
Total liabilities
Preferred securities
Common shareholders’ equity
Total Liabilities and Shareholders’ Equity
Net Interest Margin — Owned Basis(3)(5)	$6,654.3	$5,787.5	$866.8	$1,066.3	$(199.5)

Interest Spread — Owned Basis(4)

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

NET INTEREST MARGIN — 2003 COMPARED TO 2002 AND 2001 (MANAGED BASIS)

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

										Increase/(Decrease) Due to:

							Finance and Interest			2003 Compared to 2002			2002 Compared to 2001
	Average Outstanding(1)			Average Rate			Income/Interest Expense
											Volume	Rate		Volume	Rate
	2003	2002	2001	2003	2002	2001	2003	2002	2001	Variance	Variance(2)	Variance(2)	Variance	Variance(2)	Variance(2)

	(All dollar amounts are stated in millions)
Receivables:
Real estate secured	$50,123.8	$47,829.8	$40,049.6	9.7%	10.7%	11.6%	$4,874.6	$5,113.8	$4,650.2	$(239.2)	$237.6	$(476.8)	$463.6	$852.5	$(388.9)
Auto finance	7,918.4	6,942.0	5,323.5	14.9	16.7	17.5	1,179.8	1,155.9	929.5	23.9	152.8	(128.9)	226.4	271.2	(44.8)
MasterCard/Visa	19,271.9	17,246.2	17,282.9	12.9	13.4	14.0	2,484.7	2,304.2	2,411.3	180.5	263.3	(82.8)	(107.1)	(5.1)	(102.0)
Private label	16,015.6	13,615.1	12,260.6	11.5	12.2	13.5	1,844.8	1,663.0	1,655.8	181.8	280.6	(98.8)	7.2	173.6	(166.4)
Personal non- credit card	19,040.9	18,837.1	17,013.8	17.8	18.6	19.9	3,390.0	3,504.7	3,379.7	(114.7)	37.6	(152.3)	125.0	347.8	(222.8)
Commercial and other	430.5	483.1	554.9	2.2	2.1	2.3	9.6	10.2	13.0	(.6)	(1.2)	.6	(2.8)	(1.6)	(1.2)
Purchase accounting adjustment	396.8	—	—	—	—	—	(200.4)	—	—	(200.4)	(200.4)	—	—	—	—

Total receivables	113,197.9	104,953.3	92,485.3	12.0	13.1	14.1	13,583.1	13,751.8	13,039.5	(168.7)	1,036.4	(1,205.1)	712.3	1,676.4	(964.1)
Noninsurance investments	5,279.8	5,302.0	894.1	1.9	2.5	6.1	98.9	131.6	54.7	(32.7)	(.5)	(32.2)	76.9	126.6	(49.7)

Total interest- earning assets (excluding insurance investments)	$118,477.7	$110,255.3	$93,379.4	11.5%	12.6%	14.0%	$13,682.0	$13,883.4	$13,094.2	$(201.4)	$1,024.7	$(1,226.1)	$789.2	$2,191.3	$(1,402.1)

Total debt	$113,346.2	$105,918.8	$89,940.3	2.8%	4.3%	5.8%	$3,187.2	$4,546.2	$5,212.9	$(1,359.0)	$304.4	$(1,663.4)	$(666.7)	$827.3	$(1,494.0)

Net Interest Margin —
Managed Basis(3)				8.9%	8.5%	8.4%	$10,494.8	$9,337.2	$7,881.3	$1,157.6	$720.3	$437.3	$1,1455.9	$1,364.1	$91.8

Interest Spread — Managed Basis(4)				8.7%	8.3%	8.2%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.

(3)	Represents net interest margin as a percent of average interest-earning assets.

(4)	Represents the difference between the yield earned on interest-earning assets and cost of the debt used to fund the assets.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition to the GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-GAAP basis:

      Operating Results, Percentages and Ratios Certain percentages and ratios have been presented on an operating basis and have been calculated using “operating net income”, a non-GAAP financial measure. “Operating net income” is net income excluding certain nonrecurring items. These nonrecurring items are also excluded in calculating our operating basis efficiency ratios. We believe that excluding nonrecurring items helps readers of our financial statements to understand better the results and trends of our underlying business.

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

      When reporting on a managed basis, net interest margin, provision for credit losses and fee income related to receivables securitized are reclassified from securitization revenue in our owned statements of income into the appropriate caption. Additionally, charge-off and delinquency associated with these receivables are included in our managed basis credit quality statistics.

      Debt analysts, rating agencies and others also evaluate our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables investors and other interested parties to better understand the performance and quality of our entire managed loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned portfolio.

      Equity Ratios Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”), tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-GAAP financial measures that are used by Household management or certain rating agencies to evaluate capital adequacy. These ratios may differ from similarly named measures presented by other companies. The most directly comparable GAAP financial measure is common and preferred equity to owned assets.

      We also monitor our equity ratios excluding the impact of purchase accounting adjustments. We do so because we believe that the purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations.

      Preferred securities issued by certain non-consolidated trusts are considered equity in the TETMA and TETMA + Owned Reserves calculations because of their long-term subordinated nature and the ability to defer dividends. Our Adjustable Conversion-Rate Equity Security Units, which exclude purchase accounting adjustments, are also considered equity in these calculations because they include investor obligations to purchase HSBC ordinary shares in 2006.

      Quantitative Reconciliations of Non-GAAP Financial Measures to GAAP Financial Measures For a reconciliation of managed basis net interest margin, fee income and provision for credit losses to the comparable owned basis amounts, see Note 22, “Segment Reporting,” to the accompanying consolidated financial statements. For a reconciliation of our owned loan portfolio by product to our managed loan portfolio, see Note 4, “Receivables,” to the accompanying consolidated financial statements. Reconciliations of our owned basis and managed basis credit quality, loss reserves, net interest margin, selected financial ratios, including operating ratios, and our equity ratios follow.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

CREDIT QUALITY STATISTICS — 2003

	Two-Months-and-Over			Year-to-Date Charge-offs,
	Contractual Delinquency			Net of Recoveries

	Two-Months-and-		Two-Months-and-
	Over Contractual	Receivables	Over Contractual	Net	Average	Net
	Delinquency	Outstanding	Delinquency	Charge-offs	Receivables	Charge-offs

	(All dollar amounts are stated in millions)
Owned:
First mortgage(1)	$3.2	$35.0	9.14%	$.3	$39.1	.77%
Real estate secured	2,216.9	51,221.0	4.33	496.0	49,851.9	.99
Auto finance	104.0	4,138.1	2.51	143.4	2,919.7	4.91
MasterCard/Visa	643.7	11,182.0	5.76	873.6	9,516.9	9.18
Private label	683.7	12,603.8	5.42	686.8	11,942.2	5.75
Personal non-credit card	1,284.6	12,832.0	10.01	1,385.6	14,009.3	9.89

Total consumer	4,936.1	92,011.9	5.36	3,585.7	88,279.1	4.06
Commercial	—	366.3	—	1.8	391.4	.46

Total	$4,936.1	$92,378.2	5.34%	$3,587.5	$88,670.5	4.05%

Serviced with Limited Recourse:
Real estate secured	$21.4	$193.6	11.05%	$4.6	$271.9	1.69%
Auto finance	234.4	4,674.8	5.01	411.1	4,998.7	8.22
MasterCard/Visa	236.8	9,966.7	2.38	525.1	9,755.0	5.38
Private label	199.3	5,261.3	3.79	214.0	4,073.4	5.25
Personal non-credit card	740.0	6,104.0	12.12	511.9	5,031.6	10.17

Total	$1,431.9	$26,200.4	5.47%	$1,666.7	$24,130.6	6.91%

Managed:
First mortgage(1)	$3.2	$35.0	9.14%	$.3	$39.1	.77%
Real estate secured	2,238.3	51,414.6	4.35	500.6	50,123.8	1.00
Auto finance	338.4	8,812.9	3.84	554.5	7,918.4	7.00
MasterCard/Visa	880.5	21,148.7	4.16	1,398.7	19,271.9	7.26
Private label	883.0	17,865.1	4.94	900.8	16,015.6	5.62
Personal non-credit card	2,024.6	18,936.0	10.69	1,897.5	19,040.9	9.97

Total consumer	6,368.0	118,212.3	5.39	5,252.4	112,409.7	4.67
Commercial	—	366.3	—	1.8	391.4	.46

Total	$6,368.0	$118,578.6	5.37%	$5,254.2	$112,801.1	4.66%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

		Serviced with
	Owned	Limited Recourse	Managed

	(All dollar amounts are stated in millions)
Nonaccrual Receivables
Domestic:
Real estate secured	$1,777.4	$13.3	$1,790.7
Auto finance	104.0	234.4	338.4
Private label	42.7	—	42.7
Personal non-credit card	897.7	566.4	1,464.1
Foreign	315.6	51.5	367.1

Total consumer	3,137.4	865.6	4,003.0
Commercial and other	6.2	—	6.2

Total	$3,143.6	$865.6	$4,009.2

Accruing Consumer Receivables 90 or More Days Delinquent
Domestic:
MasterCard/Visa	$443.0	$158.0	$601.0
Private label	429.3	152.6	581.9
Foreign	32.2	—	32.2

Total	$904.5	$310.6	$1,215.1

Real Estate Charge-offs and REO Expense as a Percent of Average Real Estate Secured Receivables
Real estate charge-offs and REO expense	$708.6	$4.6	$713.2
Average real estate secured receivables	49,851.9	271.9	50,123.8

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.42%	1.69%	1.42%

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

CREDIT QUALITY STATISTICS — 2002

	Two-Months-and-Over			Year-to-Date Charge-offs,
	Contractual Delinquency			Net of Recoveries

	Two-Months-and-		Two-Months-and-
	Over Contractual	Receivables	Over Contractual	Net	Average	Net
	Delinquency	Outstanding	Delinquency	Charge-offs	Receivables	Charge-offs

	(All dollar amounts are stated in millions)
Owned:
First mortgage(1)	$4.3	$44.3	9.71%	$2.0	$54.0	3.70%
Real estate secured	1,793.5	45,818.5	3.91	431.0	47,257.7	.91
Auto finance	80.1	2,023.8	3.96	151.7	2,529.4	6.00
MasterCard/Visa	534.5	8,946.5	5.97	716.3	7,569.1	9.46
Private label	721.4	11,339.6	6.36	676.2	10,774.7	6.28
Personal non-credit card	1,250.5	13,970.9	8.95	1,153.6	13,968.0	8.26

Total consumer	4,384.3	82,143.6	5.34	3,130.8	82,152.9	3.81
Commercial	—	418.7	—	(1.7)	429.1	(.40)

Total	$4,384.3	$82,562.3	5.31%	$3,129.1	$82,582.0	3.79%

Serviced with Limited Recourse:
Real estate secured	$31.1	$456.2	6.82%	$7.2	$572.1	1.26%
Auto finance	191.8	5,418.6	3.54	308.8	4,412.6	7.00
MasterCard/Visa	246.6	10,006.1	2.46	511.3	9,677.1	5.28
Private label	177.4	3,577.1	4.96	106.5	2,840.4	3.75
Personal non-credit card	580.2	5,475.5	10.60	413.2	4,869.1	8.49

Total	1,227.1	24,933.5	4.92	1,347.0	22,371.3	6.02

Managed:
First mortgage(1)	$4.3	$44.3	9.71%	$2.0	$54.0	3.70%
Real estate secured	1,824.6	46,274.7	3.94	438.2	47,829.8	.92
Auto finance	271.9	7,442.4	3.65	460.5	6,942.0	6.63
MasterCard/Visa	781.1	18,952.6	4.12	1,227.6	17,246.2	7.12
Private label	898.8	14,916.7	6.03	782.7	13,615.1	5.75
Personal non-credit card	1,830.7	19,446.4	9.41	1,566.8	18,837.1	8.32

Total consumer	5,611.4	107,077.1	5.24	4,477.8	104,524.2	4.28
Commercial	—	418.7	—	(1.7)	429.1	(.40)

Total	$5,611.4	$107,495.8	5.22%	$4,476.1	$104,953.3	4.26%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

		Serviced with
	Owned	Limited Recourse	Managed

	(All dollar amounts are stated in millions)
Nonaccrual Receivables
Domestic:
Real estate secured	$1,367.1	$24.1	$1,391.2
Auto finance	80.1	191.8	271.9
Private label	38.0	—	38.0
Personal non-credit card	902.4	418.1	1,320.5
Foreign	263.6	47.3	310.9

Total consumer	2,651.2	681.3	3,332.5
Commercial and other	14.7	—	14.7

Total	$2,665.9	$681.3	$3,347.2

Accruing Consumer Receivables 90 or More Days Delinquent
Domestic:
MasterCard/Visa	$342.4	$170.7	$513.1
Private label	491.3	142.1	633.4
Foreign	27.0	—	27.0

Total	$860.7	$312.8	$1,173.5

Real Estate Charge-offs and REO Expense as a Percent of Average Real Estate Secured Receivables
Real estate charge-offs and REO expense	$608.0	$7.3	$615.3
Average real estate secured receivables	47,257.7	572.1	47,829.8

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.29%	1.28%	1.29%

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

CREDIT QUALITY STATISTICS — 2001

	Two-Months-and-Over			Year-to-Date Charge-offs,
	Contractual Delinquency			Net of Recoveries

	Two-Months-and-		Two-Months-and-
	Over Contractual	Receivables	Over Contractual	Net	Average	Net
	Delinquency	Outstanding	Delinquency	Charge-offs	Receivables	Charge-offs

	(All dollar amounts are stated in millions)
Owned:
First mortgage(1)	$8.0	$62.6	12.78%	$1.7	$74.6	2.28%
Real estate secured	1,154.3	43,856.8	2.63	202.1	38,850.4	.52
Auto finance	69.2	2,368.9	2.92	92.8	2,319.1	4.00
MasterCard/Visa	461.7	8,141.2	5.67	664.8	8,138.3	8.17
Private label	699.2	11,663.9	5.99	587.7	10,516.4	5.59
Personal non-credit card	1,125.6	13,337.0	8.44	850.8	12,486.0	6.81

Total consumer	3,518.0	79,430.4	4.43	2,399.9	72,384.8	3.32
Commercial	—	444.3	—	10.1	480.3	2.10

Total	$3,518.0	$79,874.7	4.40%	$2,410.0	$72,865.1	3.31%

Serviced with Limited Recourse:
Real estate secured	$43.1	$861.8	5.00%	$8.4	$1,199.2	.70%
Auto finance	132.6	4,026.6	3.29	189.9	3,004.4	6.32
MasterCard/Visa	252.3	9,254.0	2.73	481.8	9,144.6	5.27
Private label	57.9	2,150.0	2.69	47.5	1,744.2	2.72
Personal non-credit card	469.6	4,655.6	10.09	305.2	4,527.8	6.74

Total	$955.5	$20,948.0	4.56%	$1,032.8	$19,620.2	5.26%

Managed:
First mortgage(1)	$8.0	$62.6	12.78%	$1.7	$74.6	2.28%
Real estate secured	1,197.4	44,718.6	2.68	210.5	40,049.6	.53
Auto finance	201.8	6,395.5	3.16	282.7	5,323.5	5.31
MasterCard/Visa	714.0	17,395.2	4.10	1,146.6	17,282.9	6.63
Private label	757.1	13,813.9	5.48	635.2	12,260.6	5.18
Personal non-credit card	1,595.2	17,992.6	8.87	1,156.0	17,013.8	6.79

Total consumer	4,473.5	100,378.4	4.46	3,432.7	92,005.0	3.73
Commercial	—	444.3	—	10.1	480.3	2.10

Total	$4,473.5	$100,822.7	4.44%	$3,442.8	$92,485.3	3.72%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

		Serviced with
	Owned	Limited Recourse	Managed

	(All dollar amounts are stated in millions)
Nonaccrual Receivables
Domestic:
Real estate secured	$906.8	$34.0	$940.8
Auto finance	69.2	132.6	201.8
Private label	38.6	—	38.6
Personal non-credit card	782.4	323.9	1,106.3
Foreign	215.3	48.2	263.5

Total consumer	2,012.3	538.7	2,551.0
Commercial and other	15.2	—	15.2

Total	$2,027.5	$538.7	$2,566.2

Accruing Consumer Receivables 90 or More Days Delinquent
Domestic:
MasterCard/Visa	$352.4	$175.0	$527.4
Private label	462.2	41.0	503.2
Foreign	29.5	—	29.5

Total	$844.1	$216.0	$1,060.1

Real Estate Charge-offs and REO Expense as a Percent of Average Real Estate Secured Receivables
Real estate charge-offs and REO expense	$325.8	$8.4	$334.2
Average real estate secured receivables	38,850.4	1,199.2	40,049.6

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	.84%	.70%	.83%

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

CREDIT QUALITY STATISTICS — 2000

	Two-Months-and-Over			Year-to-Date Charge-offs,
	Contractual Delinquency			Net of Recoveries

	Two-Months-and-		Two-Months-and-
	Over Contractual	Receivables	Over Contractual	Net	Average	Net
	Delinquency	Outstanding	Delinquency	Charge-offs	Receivables	Charge-offs

	(All dollar amounts are stated in millions)
Owned:
First mortgage(1)	$12.6	$88.9	14.17%	$1.0	$110.6	.90%
Real estate secured	906.2	35,179.7	2.58	128.9	30,682.5	.42
Auto finance	45.5	1,850.6	2.46	59.8	1,818.9	3.29
MasterCard/Visa	395.0	8,053.6	4.90	466.7	7,126.5	6.55
Private label	579.9	10,347.3	5.60	533.4	9,981.7	5.34
Personal non-credit card	862.7	11,328.1	7.62	715.9	10,194.7	7.02

Total consumer	2,801.9	66,848.2	4.19	1,905.7	59,914.9	3.18
Commercial	—	509.7	—	15.7	582.9	2.69

Total	$2,801.9	$67,357.9	4.16%	$1,921.4	$60,497.8	3.18%

Serviced with Limited Recourse:
Real estate secured	$58.5	$1,457.8	4.01%	$16.7	$1,847.7	.90%
Auto finance	70.7	2,712.7	2.61	124.6	2,023.4	6.16
MasterCard/Visa	219.1	9,529.8	2.30	432.6	8,984.7	4.81
Private label	77.9	1,650.0	4.72	65.6	1,212.5	5.41
Personal non-credit card	430.1	4,899.2	8.78	313.2	4,566.1	6.86

Total	$856.3	$20,249.5	4.23%	$952.7	$18,634.4	5.11%

Managed:
First mortgage(1)	$12.6	$88.9	14.17%	$1.0	$110.6	.90%
Real estate secured	964.7	36,637.5	2.63	145.6	32,530.2	.45
Auto finance	116.2	4,563.3	2.55	184.4	3,842.3	4.80
MasterCard/Visa	614.1	17,583.4	3.49	899.3	16,111.2	5.58
Private label	657.8	11,997.3	5.48	599.0	11,194.2	5.35
Personal non-credit card	1,292.8	16,227.3	7.97	1,029.1	14,760.8	6.97

Total consumer	3,658.2	87,097.7	4.20	2,858.4	78,549.3	3.64
Commercial	—	509.7	—	15.7	582.9	2.69

Total	$3,658.2	$87,607.4	4.18%	$2,874.1	$79,132.2	3.63%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

		Serviced with
	Owned	Limited Recourse	Managed

	(All dollar amounts are stated in millions)
Nonaccrual Receivables
Domestic:
Real estate secured	$685.6	$48.5	$734.1
Auto finance	45.5	70.7	116.2
Private label	47.6	—	47.6
Personal non-credit card	610.0	292.0	902.0
Foreign	226.0	44.4	270.4

Total consumer	1,614.7	455.6	2,070.3
Commercial and other	42.0	—	42.0

Total	$1,656.7	$455.6	$2,112.3

Accruing Consumer Receivables 90 or More Days Delinquent
Domestic:
MasterCard/Visa	$272.0	$148.3	$420.3
Private label	355.1	62.1	417.2
Foreign	22.3	—	22.3

Total	$649.4	$210.4	$859.8

Real Estate Charge-offs and REO Expense as a Percent of Average Real Estate Secured Receivables
Real estate charge-offs and REO expense	$213.5	$16.7	$230.2
Average real estate secured receivables	30,682.5	1,847.7	32,530.2

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	.70%	.90%	.71%

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

CREDIT QUALITY STATISTICS — 1999

	Two-Months-and-Over			Year-to-Date Charge-offs,
	Contractual Delinquency			Net of Recoveries

	Two-Months-and-		Two-Months-and-
	Over Contractual	Receivables	Over Contractual	Net	Average	Net
	Delinquency	Outstanding	Delinquency	Charge-offs	Receivables	Charge-offs

	(All dollar amounts are stated in millions)
Owned:
First mortgage(1)	$20.3	$130.1	15.60%	$3.5	$149.3	2.34%
Real estate secured	764.7	24,661.9	3.10	111.2	21,679.1	.51
Auto finance	24.9	1,233.5	2.02	38.3	1,119.8	3.42
MasterCard/Visa	226.8	6,314.4	3.59	498.4	6,270.8	7.95
Private label	616.2	10,119.7	6.09	531.4	9,486.2	5.60
Personal non-credit card	800.8	9,151.6	8.75	548.3	8,434.9	6.50

Total consumer	2,453.7	51,611.2	4.75	1,731.1	47,140.1	3.67
Commercial	—	678.2	—	6.3	660.3	.95

Total	$2,453.7	$52,289.4	4.69%	$1,737.4	$47,800.4	3.63%

Serviced with Limited Recourse:
Real estate secured	$114.8	$2,273.6	5.05%	$30.3	$2,895.4	1.05%
Auto finance	49.0	1,806.3	2.71	79.3	1,250.6	6.34
MasterCard/Visa	212.8	9,478.7	2.25	520.9	9,024.9	5.77
Private label	56.9	1,150.0	4.95	47.9	769.7	6.22
Personal non-credit card	422.8	4,730.3	8.94	299.6	4,573.7	6.55

Total	$856.3	$19,438.9	4.41%	$978.0	$18,514.3	5.28%

Managed:
First mortgage(1)	$20.3	$130.1	15.60%	$3.5	$149.3	2.34%
Real estate secured	879.5	26,935.5	3.27	141.5	24,574.5	.58
Auto finance	73.9	3,039.8	2.43	117.6	2,370.4	4.96
MasterCard/Visa	439.6	15,793.1	2.78	1,019.3	15,295.7	6.66
Private label	673.1	11,269.7	5.97	579.3	10,255.9	5.65
Personal non-credit card	1,223.6	13,881.9	8.81	847.9	13,008.6	6.52

Total consumer	3,310.0	71,050.1	4.66	2,709.1	65,654.4	4.13
Commercial	—	678.2	—	6.3	660.3	.95

Total	$3,310.0	$71,728.3	4.61%	$2,715.4	$66,314.7	4.09%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

		Serviced with
	Owned	Limited Recourse	Managed

	(All dollar amounts are stated in millions)
Nonaccrual Receivables
Domestic:
Real estate secured	$532.5	$94.4	$626.9
Auto finance	24.9	49.0	73.9
Private label	58.1	—	58.1
Personal non-credit card	537.8	291.0	828.8
Foreign	236.7	41.6	278.3

Total consumer	1,390.0	476.0	1,866.0
Commercial and other	46.6	—	46.6

Total	$1,436.6	$476.0	$1,912.6

Accruing Consumer Receivables 90 or More Days Delinquent
Domestic:
MasterCard/Visa	$140.2	$146.2	$286.4
Private label	386.7	43.3	430.0
Foreign	23.5	—	23.5

Total	$550.4	$189.5	$739.9

Real Estate Charge-offs and REO Expense as a Percent of Average Real Estate Secured Receivables
Real estate charge-offs and REO expense	$160.9	$30.3	$191.2
Average real estate secured receivables	21,679.1	2,895.4	24,574.5

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	.74%	1.05%	.78%

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY — 2003

		Serviced with
	Owned	Limited Recourse	Managed

	(All dollar amounts are stated in millions)
Total Credit Loss Reserves at January 1	$3,332.6	$1,759.5	$5,092.1

Provision for Credit Losses	3,966.9	2,274.9	6,241.8

Charge-offs
Domestic:
Real estate secured	(496.0)	(4.6)	(500.6)
Auto finance	(148.0)	(418.7)	(566.7)
MasterCard/Visa	(935.8)	(526.3)	(1,462.1)
Private label	(684.1)	(233.5)	(917.6)
Personal non-credit card	(1,354.7)	(507.0)	(1,861.7)
Foreign	(256.9)	(73.1)	(330.0)

Total consumer	(3,875.5)	(1,763.2)	(5,638.7)
Commercial and other	(2.8)	—	(2.8)

Total receivables charged off	(3,878.3)	(1,763.2)	(5,641.5)

Recoveries
Domestic:
Real estate secured	9.9	—	9.9
Auto finance	4.6	7.6	12.2
MasterCard/Visa	87.4	39.8	127.2
Private label	72.2	19.5	91.7
Personal non-credit card	81.8	23.8	105.6
Foreign	34.2	5.8	40.0

Total consumer	290.1	96.5	386.6
Commercial and other	.7	—	.7

Total recoveries on receivables	290.8	96.5	387.3
Other, net	81.1	5.8	86.9

Credit Loss Reserves
Domestic:
Real estate secured	669.9	1.4	671.3
Auto finance	171.9	673.7	845.6
MasterCard/Visa	805.8	308.1	1,113.9
Private label	519.1	367.1	886.2
Personal non-credit card	1,347.5	896.1	2,243.6
Foreign	247.4	127.1	374.5

Total consumer	3,761.6	2,373.5	6,135.1
Commercial and other	31.5	—	31.5

Total Credit Loss Reserves at December 31	$3,793.1	$2,373.5	$6,166.6

			Serviced with
	Owned		Limited Recourse		Managed

	(All dollar amounts are stated in millions)
Reserves as a percentage of net charge-offs:
Net charge-offs	$3,587.5	105.7%	$1,666.7	142.4%	$5,254.2	117.4%
Reserves as a percentage of receivables:
Receivables:
Consumer	$92,011.9	4.09%	$26,200.4	9.06%	$118,212.3	5.19%
Commercial	366.3	6.80	—	—	366.3	6.80

Total	$92,378.2	4.11%	$26,200.4	9.06%	$118,578.6	5.20%

Reserves as a percentage of nonperforming loans:
Nonperforming loans:
Consumer	$4,044.4	93.2%	$1,176.2	201.8%	$5,220.6	117.6%
Commercial	5.3	469.8	—	—	5.3	469.8

Total	$4,049.7	93.7%	$1,176.2	201.8%	$5,225.9	118.0%

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY — 2002

		Serviced with
	Owned	Limited Recourse	Managed

	(All dollar amounts are stated in millions)
Total Credit Loss Reserves at January 1	$2,663.1	$1,148.3	$3,811.4

Provision for Credit Losses	3,732.0	1,923.0	5,655.0

Charge-offs
Domestic:
Real estate secured	(429.7)	(7.2)	(436.9)
Auto finance	(158.4)	(319.3)	(477.7)
MasterCard/Visa	(736.2)	(538.1)	(1,274.3)
Private label	(649.9)	(114.1)	(764.0)
Personal non-credit card	(1,193.2)	(406.9)	(1,600.1)
Foreign	(223.1)	(56.9)	(280.0)

Total consumer	(3,390.5)	(1,442.5)	(4,833.0)
Commercial and other	(2.1)	—	(2.1)

Total receivables charged off	(3,392.6)	(1,442.5)	(4,835.1)

Recoveries
Domestic:
Real estate secured	6.9	—	6.9
Auto finance	6.8	10.3	17.1
MasterCard/Visa	59.1	37.4	96.5
Private label	48.3	7.6	55.9
Personal non-credit card	91.5	30.2	121.7
Foreign	49.1	10.0	59.1

Total consumer	261.7	95.5	357.2
Commercial and other	1.8	—	1.8

Total recoveries on receivables	263.5	95.5	359.0
Other, net	66.6	35.2	101.8

Credit Loss Reserves
Domestic:
Real estate secured	550.9	10.4	561.3
Auto finance	126.4	632.1	758.5
MasterCard/Visa	648.9	308.1	957.0
Private label	526.4	265.0	791.4
Personal non-credit card	1,274.8	422.6	1,697.4
Foreign	172.3	121.3	293.6

Total consumer	3,299.7	1,759.5	5,059.2
Commercial and other	32.9	—	32.9

Total Credit Loss Reserves at December 31	$3,332.6	$1,759.5	$5,092.1

			Serviced with
	Owned		Limited Recourse		Managed

	(All dollar amounts are stated in millions)
Reserves as a percentage of net charge-offs:
Net charge-offs	$3,129.1	106.5%	$1,347.0	130.6%	$4,476.1	113.8%
Reserves as a percentage of receivables:
Receivables:
Consumer	$82,143.6	4.02%	$24,933.5	7.06%	$107,077.1	4.73%
Commercial	418.7	6.64	—	—	418.7	6.64

Total	$82,562.3	4.04%	$24,933.5	7.06%	$107,495.8	4.74%

Reserves as a percentage of nonperforming loans:
Nonperforming loans:
Consumer	$3,515.8	94.0%	$994.1	177.0%	$4,509.9	112.3%
Commercial	12.1	229.7	—	—	12.1	229.7

Total	$3,527.9	94.5%	$994.1	177.0%	$4,522.0	112.6%

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY — 2001

		Serviced with
	Owned	Limited Recourse	Managed

	(All dollar amounts are stated in millions)
Total Credit Loss Reserves at January 1	$2,111.9	$1,082.3	$3,194.2

Provision for Credit Losses	2,912.9	1,105.5	4,018.4

Charge-offs
Domestic:
Real estate secured	(194.0)	(8.4)	(202.4)
Auto finance	(94.3)	(192.4)	(286.7)
MasterCard/Visa	(645.4)	(502.5)	(1,147.9)
Private label	(590.9)	(49.3)	(640.2)
Personal non-credit card	(893.2)	(303.0)	(1,196.2)
Foreign	(237.0)	(45.2)	(282.2)

Total consumer	(2,654.8)	(1,100.8)	(3,755.6)
Commercial and other	(12.2)	—	(12.2)

Total receivables charged off	(2,667.0)	(1,100.8)	(3,767.8)

Recoveries
Domestic:
Real estate secured	4.4	—	4.4
Auto finance	1.5	2.5	4.0
MasterCard/Visa	52.0	29.1	81.1
Private label	60.6	1.7	62.3
Personal non-credit card	75.6	25.3	100.9
Foreign	62.5	9.4	71.9

Total consumer	256.6	68.0	324.6
Commercial and other	.4	—	.4

Total recoveries on receivables	257.0	68.0	325.0
Other, net	48.3	(6.7)	41.6

Credit Loss Reserves
Domestic:
Real estate secured	284.4	19.4	303.8
Auto finance	77.3	371.5	448.8
MasterCard/Visa	593.4	382.2	975.6
Private label	499.4	103.6	603.0
Personal non-credit card	1,031.9	185.5	1,217.4
Foreign	137.1	86.1	223.2

Total consumer	2,623.5	1,148.3	3,771.8
Commercial and other	39.6	—	39.6

Total Credit Loss Reserves at December 31	$2,663.1	$1,148.3	$3,811.4

			Serviced with
	Owned		Limited Recourse		Managed

	(All dollar amounts are stated in millions)
Reserves as a percentage of net charge-offs:
Net charge-offs	$2,410.0	110.5%	$1,032.8	111.2%	$3,442.8	110.7%
Reserves as a percentage of receivables:
Receivables:
Consumer	$79,430.4	3.31%	$20,948.0	5.48%	$100,378.4	3.77%
Commercial	444.3	7.12	—	—	444.3	7.12

Total	$79,874.7	3.33%	$20,948.0	5.48%	$100,822.7	3.78%

Reserves as a percentage of nonperforming loans:
Nonperforming loans:
Consumer	$2,862.3	91.9%	$754.7	152.2%	$3,617.0	104.5%
Commercial	11.4	278.7	—	—	11.4	278.7

Total	$2,873.7	92.7%	$754.7	152.2%	$3,628.4	105.0%

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY — 2000

		Serviced with
	Owned	Limited Recourse	Managed

	(All dollar amounts are stated in millions)
Total Credit Loss Reserves at January 1	$1,757.0	$909.6	$2,666.6

Provision for Credit Losses	2,116.9	1,135.5	3,252.4

Charge-offs
Domestic:
Real estate secured	(123.2)	(16.7)	(139.9)
Auto finance	(61.3)	(127.1)	(188.4)
MasterCard/Visa	(432.1)	(448.6)	(880.7)
Private label	(536.9)	(68.7)	(605.6)
Personal non-credit card	(723.5)	(307.1)	(1,030.6)
Foreign	(232.7)	(43.1)	(275.8)

Total consumer	(2,109.7)	(1,011.3)	(3,121.0)
Commercial and other	(17.1)	—	(17.1)

Total receivables charged off	$(2,126.8)	$(1,011.3)	$(3,138.1)

Recoveries
Domestic:
Real estate secured	4.7	—	4.7
Auto finance	1.5	2.5	4.0
MasterCard/Visa	24.9	24.8	49.7
Private label	54.0	3.0	57.0
Personal non-credit card	62.4	16.8	79.2
Foreign	57.5	11.5	69.0

Total consumer	205.0	58.6	263.6
Commercial and other	.4	—	.4

Total recoveries on receivables	205.4	58.6	264.0
Other, net	159.4	(10.1)	149.3

Credit Loss Reserves
Domestic:
Real estate secured	172.9	23.0	195.9
Auto finance	51.0	272.8	323.8
MasterCard/Visa	540.8	308.2	849.0
Private label	425.2	174.2	599.4
Personal non-credit card	734.2	223.3	957.5
Foreign	141.6	80.8	222.4

Total consumer	2,065.7	1,082.3	3,148.0
Commercial and other	46.2	—	46.2

Total Credit Loss Reserves at December 31	$2,111.9	$1,082.3	$3,194.2

			Serviced with
	Owned		Limited Recourse		Managed

	(All dollar amounts are stated in millions)
Reserves as a percentage of net charge-offs:
Net charge-offs	$1,921.4	109.9%	$952.7	113.6%	$2,874.1	111.1%
Reserves as a percentage of receivables:
Receivables:
Consumer	$66,848.1	3.10%	$20,249.5	5.34%	$87,097.6	3.62%
Commercial	509.8	7.43	—	—	509.8	7.43

Total	$67,357.9	3.14%	$20,249.5	5.34%	$87,607.4	3.65%

Reserves as a percentage of nonperforming loans:
Nonperforming loans:
Consumer	$2,274.0	91.2%	$666.0	162.5%	$2,940.0	107.4%
Commercial	44.4	85.4	—	—	44.4	85.4

Total	$2,318.4	91.1%	$666.0	162.5%	$2,984.4	107.0%

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY — 1999

		Serviced with
	Owned	Limited Recourse	Managed

	(All dollar amounts are stated in millions)
Total Credit Loss Reserves at January 1	$1,734.2	$813.9	$2,548.1

Provision for Credit Losses	1,716.4	1,065.4	2,781.8

Charge-offs
Domestic:
Real estate secured	(103.8)	(30.3)	(134.1)
Auto finance	(39.4)	(81.0)	(120.4)
MasterCard/Visa	(477.8)	(543.0)	(1,020.8)
Private label	(547.7)	(50.6)	(598.3)
Personal non-credit card	(534.6)	(287.0)	(821.6)
Foreign	(233.9)	(47.5)	(281.4)

Total consumer	(1,937.2)	(1,039.4)	(2,976.6)
Commercial and other	(10.1)	—	(10.1)

Total receivables charged off	(1,947.3)	(1,039.4)	(2,986.7)

Recoveries
Domestic:
Real estate secured	7.5	—	7.5
Auto finance	1.2	1.6	2.8
MasterCard/Visa	34.7	33.7	68.4
Private label	74.3	2.7	77.0
Personal non-credit card	45.3	15.9	61.2
Foreign	46.6	7.5	54.1

Total consumer	209.6	61.4	271.0
Commercial and other	.3	—	.3

Total recoveries on receivables	209.9	61.4	271.3
Other, net	43.8	8.3	52.1

Credit Loss Reserves
Domestic:
Real estate secured	149.2	23.6	172.8
Auto finance	39.1	203.3	242.4
MasterCard/Visa	304.4	308.2	612.6
Private label	487.2	116.5	603.7
Personal non-credit card	568.9	192.7	761.6
Foreign	143.1	65.3	208.4

Total consumer	1,691.9	909.6	2,601.5
Commercial and other	65.1	—	65.1

Total Credit Loss Reserves at December 31	$1,757.0	$909.6	$2,666.6

			Serviced with
	Owned		Limited Recourse		Managed

	(All dollar amounts are stated in millions)
Reserves as a percentage of net charge-offs:
Net charge-offs	$1,737.4	101.1%	$978.0	93.0%	$2,715.4	98.2%
Reserves as a percentage of receivables:
Receivables:
Consumer	$51,611.2	3.30%	$19,438.9	4.68%	$71,050.1	3.68%
Commercial	678.2	7.70	—	—	678.2	7.70

Total	$52,289.4	3.36%	$19,438.9	4.68%	$71,728.3	3.72%

Reserves as a percentage of nonperforming loans:
Nonperforming loans:
Consumer	$1,954.6	87.2%	$665.5	136.7%	$2,620.1	98.8%
Commercial	44.7	116.8	—	—	44.7	116.8

Total	$1,999.3	87.9%	$665.5	136.7%	$2,664.8	100.1%

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

NET INTEREST MARGIN — 2003 COMPARED TO 2002

					Finance and Interest
					Income/Interest		Increase/(Decrease) Due to:
	Average Outstanding(1)		Average Rate		Expense
								Volume	Rate
	2003	2002	2003	2002	2003	2002	Variance	Variance(2)	Variance(2)

	(All dollar amounts are stated in millions)
Owned:
Receivables:
Real estate secured	$49,851.9	$47,257.7	9.7%	10.7%	$4,851.9	$5,051.2	$(199.3)	$267.9	$(467.2)
Auto finance	2,919.7	2,529.4	13.5	14.7	393.5	372.6	20.9	54.3	(33.4)
MasterCard/Visa	9,516.9	7,569.1	14.8	14.8	1,406.4	1,119.3	287.1	287.8	(.7)
Private label	11,942.2	10,774.7	11.6	12.2	1,380.6	1,314.3	66.3	137.4	(71.1)
Personal non-credit card	14,009.3	13,968.0	16.6	18.1	2,321.9	2,526.4	(204.5)	7.4	(211.9)
Commercial and other	430.5	483.1	2.2	2.1	9.6	10.2	(.6)	(1.2)	.6
Purchase accounting adjustments	396.8	—	—	—	(200.4)	—	(200.4)	(200.4)	—

Total receivables	89,067.3	82,582.0	11.4	12.6	10,163.5	10,394.0	(230.5)	781.4	(1,011.9)
Noninsurance investments	5,279.8	5,302.0	1.9	2.5	98.9	131.6	(32.7)	(.5)	(32.2)

Total interest-earning assets (excluding insurance investments)	$94,347.1	$87,884.0	10.9%	12.0%	$10,262.4	$10,525.6	$(263.2)	$743.5	$(1,006.7)

Total debt	$89,215.6	$83,547.5	2.9%	4.6%	$2,621.2	$3,871.3	$(1,250.1)	$246.7	$(1,496.8)

Net Interest Margin(3)			8.1%	7.6%	$7,641.2	$6,654.3	$986.9	$496.8	$490.1

Interest Spread(4)			8.0%	7.4%

Serviced with Limited Recourse:
Receivables:
Real estate secured	$271.9	$572.1	8.3%	10.9%	$22.7	$62.6	$(39.9)	$(30.3)	$(9.6)
Auto finance	4,998.7	4,412.6	15.7	17.8	786.3	783.3	3.0	98.5	(95.5)
MasterCard/Visa	9,755.0	9,677.1	11.1	12.2	1,078.3	1,184.9	(106.6)	(24.5)	(82.1)
Private label	4,073.4	2,840.4	11.4	12.3	464.2	348.7	115.5	143.2	(27.7)
Personal non-credit card	5,031.6	4,869.1	21.2	20.1	1,068.1	978.3	89.8	30.1	59.7

Total receivables	24,130.6	22,371.3	14.2	15.0	3,419.6	3,357.8	61.8	217.0	(155.2)

Total interest-earning assets (excluding insurance investments)	$24,130.6	$22,371.3	14.2%	15.0%	$3,419.6	$3,357.8	$61.8	$281.2	$(219.4)

Total debt	$24,130.6	$22,371.3	2.3%	3.0%	$566.0	$674.9	$(108.9)	$57.7	$(166.6)

Net Interest Margin(3)			11.8%	12.0%	$2,853.6	$2,682.9	$170.7	$223.5	$(52.8)

Interest Spread (4)			11.9%	12.0%

Managed:
Receivables:
Real estate secured	$50,123.8	$47,829.8	9.7%	10.7%	$4,874.6	$5,113.8	$(239.2)	$237.6	$(476.8)
Auto finance	7,918.4	6,942.0	14.9	16.7	1,179.8	1,155.9	23.9	152.8	(128.9)
MasterCard/Visa	19,271.9	17,246.2	12.9	13.4	2,484.7	2,304.2	180.5	263.3	(82.8)
Private label	16,015.6	13,615.1	11.5	12.2	1,844.8	1,663.0	181.8	280.6	(98.8)
Personal non-credit card	19,040.9	18,837.1	17.8	18.6	3,390.0	3,504.7	(114.7)	37.6	(152.3)
Commercial and other	430.5	483.1	2.2	2.1	9.6	10.2	(.6)	(1.2)	.6
Purchase accounting adjustments	396.8	—	—	—	(200.4)	—	(200.4)	(200.4)	—

Total receivables	113,197.9	104,953.3	12.0	13.1	13,583.1	13,751.8	(168.7)	1,036.4	(1,205.1)
Noninsurance investments	5,279.8	5,302.0	1.9	2.5	98.9	131.6	(32.7)	(.5)	(32.2)

Total interest-earning assets (excluding insurance investments)	$118,477.7	$110,255.3	11.5%	12.6%	$13,682.0	$13,883.4	$(201.4)	$1,024.7	$(1,226.1)

Total debt	$113,346.2	$105,918.8	2.8%	4.3%	$3,187.2	$4,546.2	$(1,359.0)	$304.4	$(1,663.4)

Net Interest Margin(3)			8.9%	8.5%	$10,494.8	$9,337.2	$1,157.6	$720.3	$437.3

Interest Spread(4)			8.7%	8.3%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.

(3)	Represents net interest margin as a percent of average interest-earning assets.

(4)	Represents the difference between the yield earned on interest-earning assets and cost of the debt used to fund the assets.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

NET INTEREST MARGIN — 2002 COMPARED TO 2001

					Finance and Interest
	Average		Average		Income/Interest		Increase/(Decrease) Due to:
	Outstanding(1)		Rate		Expense
								Volume	Rate
	2002	2001	2002	2001	2002	2001	Variance	Variance(2)	Variance(2)

	(All dollar amounts are stated in millions)
Owned:
Receivables:
Real estate secured	$47,257.7	$38,850.4	10.7%	11.6%	$5,051.2	$4,516.1	$535.1	$920.0	$(384.9)
Auto finance	2,529.4	2,319.1	14.7	15.3	372.6	354.0	18.6	31.3	(12.7)
MasterCard/Visa	7,569.1	8,138.3	14.8	13.8	1,119.3	1,121.3	(2.0)	(81.2)	79.2
Private label	10,774.7	10,516.4	12.2	13.4	1,314.3	1,405.3	(91.0)	33.9	(124.9)
Personal non-credit card	13,968.0	12,486.0	18.1	20.0	2,526.4	2,496.9	29.5	280.7	(251.2)
Commercial and other	483.1	554.9	2.1	2.3	10.2	13.0	(2.8)	(1.6)	(1.2)

Total receivables	82,582.0	72,865.1	12.6	13.6	10,394.0	9,906.6	487.4	1,258.1	(770.7)
Noninsurance investments	5,302.0	894.1	2.5	6.1	131.6	54.7	76.9	126.6	(49.7)

Total interest-earning assets (excluding insurance investments)	$87,884.0	$73,759.2	12.0%	13.5%	$10,525.6	$9,961.3	$564.3	$1,771.9	$(1,207.6)

Total debt	$83,547.5	$70,320.1	4.6%	5.9%	$3,871.3	$4,173.8	$(302.5)	$705.6	$(1,008.1)

Net Interest Margin(3)			7.6%	7.8%	$6,654.3	$5,787.5	$866.8	$1,054.6	$(187.8)

Interest Spread(4)			7.4%	7.6%

Serviced with Limited Recourse:
Receivables:
Real estate secured	$572.1	$1,199.2	10.9%	11.2%	$62.6	$134.1	$(71.5)	$(67.4)	$(4.1)
Auto finance	4,412.6	3,004.4	17.8	19.2	783.3	575.5	207.8	239.9	(32.1)
MasterCard/Visa	9,677.1	9,144.6	12.2	14.1	1,184.9	1,290.0	(105.1)	76.1	(181.2)
Private label	2,840.4	1,744.2	12.3	14.4	348.7	250.5	98.2	139.7	(41.5)
Personal non-credit card	4,869.1	4,527.8	20.1	19.5	978.3	882.8	95.5	67.1	28.4

Total receivables	22,371.3	19,620.2	15.0	16.0	3,357.8	3,132.9	224.9	455.4	(230.5)

Total interest-earning assets (excluding insurance investments)	$22,371.3	$19,620.2	15.0%	16.0%	$3,357.8	$3,132.9	$224.9	$419.4	$(194.5)

Total debt	$22,371.3	$19,620.2	3.0%	5.3%	$674.9	$1,039.1	$(364.2)	$121.7	$(485.9)

Net Interest Margin(3)			12.0%	10.7%	$2,682.9	$2,093.8	$589.1	$297.8	$291.3

Interest Spread(4)			12.0%	10.7%

Managed:
Receivables:
Real estate secured	$47,829.8	$40,049.6	10.7%	11.6%	$5,113.8	$4,650.2	$463.6	$852.5	$(388.9)
Auto finance	6,942.0	5,323.5	16.7	17.5	1,155.9	929.5	226.4	271.2	(44.8)
MasterCard/Visa	17,246.2	17,282.9	13.4	14.0	2,304.2	2,411.3	(107.1)	(5.1)	(102.0)
Private label	13,615.1	12,260.6	12.2	13.5	1,663.0	1,655.8	7.2	173.6	(166.4)
Personal non-credit card	18,837.1	17,013.8	18.6	19.9	3,504.7	3,379.7	125.0	347.8	(222.8)
Commercial and other	483.1	554.9	2.1	2.3	10.2	13.0	(2.8)	(1.6)	(1.2)

Total receivables	104,953.3	92,485.3	13.1	14.1	13,751.8	13,039.5	712.3	1,676.4	(964.1)
Noninsurance investments	5,302.0	894.1	2.5	6.1	131.6	54.7	76.9	126.6	(49.7)

Total interest-earning assets (excluding insurance investments)	$110,255.3	$93,379.4	12.6%	14.0%	$13,883.4	$13,094.2	$789.2	$2,191.3	$(1,402.1)

Total debt	$105,918.8	$89,940.3	4.3%	5.8%	$4,546.2	$5,212.9	$(666.7)	$827.3	$(1,494.0)

Net Interest Margin(3)			8.5%	8.4%	$9,337.2	$7,881.3	$1,455.9	$1,364.1	$91.8

Interest Spread(4)			8.3%	8.2%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.

(3)	Represents net interest margin as a percent of average interest-earning assets.

(4)	Represents the difference between the yield earned on interest-earning assets and cost of the debt used to fund the assets.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

SELECTED FINANCIAL DATA AND STATISTICS

	2003	2002	2001	2000	1999

	(All dollar amounts are stated in millions)
Return on Average Common Shareholder’s(s’) Equity:
Net income	$1,665.2	$1,557.8	$1,847.6	$1,630.6	$1,428.3
Dividends on preferred stock	(76.4)	(62.8)	(15.5)	(9.2)	(9.2)

Net income available to common shareholders	$1,588.8	$1,495.0	$1,832.1	$1,621.4	$1,419.1
HSBC acquisition related costs and other merger related items incurred by Household	167.3	—	—	—	—
Settlement charge and related expenses	—	333.2	—	—	—
Loss on the disposition of Thrift assets and deposits	—	240.0	—	—	—

Operating net income available to common shareholders	$1,756.1	$2,068.2	$1,832.1	$1,621.4	$1,419.1

Average common shareholder’s(s’) equity	$13,961.9	$8,640.5	$7,589.1	$6,987.1	$6,099.2

Return on average common shareholder’s(s’) equity	11.4%	17.3%	24.1%	23.2%	23.3%
Return on average common shareholder’s(s’) equity, operating basis	12.6	23.9	24.1	23.2	23.3

Return on Average Assets:
Net income	$1,665.2	$1,557.8	$1,847.6	$1,630.6	$1,428.3
Operating net income	1,832.5	2,131.0	1,847.6	1,630.6	1,428.3

Average assets:
Owned basis	$110,139.1	$96,303.6	$81,781.8	$69,366.5	$56,043.4
Serviced with limited recourse	24,130.6	22,371.3	19,620.2	18,634.4	18,514.3

Managed basis	$134,269.7	$118,674.9	$101,402.0	$88,000.9	$74,557.7

Return on average owned assets	1.51%	1.62%	2.26%	2.35%	2.55%
Return on average owned assets, operating basis	1.66	2.21	2.26	2.35%	2.55
Return on average managed assets	1.24	1.31	1.82	1.85	1.92
Return on average managed assets, operating basis	1.36	1.80	1.82	1.85	1.92

Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$4,813.8	$4,446.7	$3,572.6	$3,027.3	$2,513.0
HSBC acquisition related costs and other merger related items incurred by Household	(198.2)	—	—	—	—
Settlement charge and related expenses	—	(525.0)	—	—	—

Total costs and expenses less policyholders’ benefits, excluding nonrecurring items	$4,615.6	$3,921.7	$3,572.6	$3,027.3	$2,513.0

Net interest margin and other revenues less policyholders’ benefits:
Owned basis	$11,353.1	$10,431.5	$9,303.9	$7,643.7	$6,358.3
Serviced with limited recourse	2,274.9	1,923.0	1,105.4	1,135.5	1,065.4

Managed basis	$13,628.0	$12,354.5	$10,409.3	$8,779.2	$7,423.7

Loss on the disposition of Thrift assets and deposits	—	$378.2	—	—	—
Net interest margin and other revenues less policyholders’ benefits, excluding nonrecurring items:
Owned basis	$11,353.1	10,809.7	$9,303.9	$7,643.7	$6,358.3
Serviced with limited recourse	2,274.9	1,923.0	1,105.4	1,135.5	1,065.4

Managed basis	$13,628.0	$12,732.7	$10,409.3	$8,779.2	$7,423.7

Owned basis efficiency ratio	42.4%	42.6%	38.4%	39.6%	39.5%
Owned basis efficiency ratio, operating basis	40.7	36.3	38.4	39.6	39.5
Managed basis efficiency ratio	35.3	36.0	34.3	34.5	33.9
Managed basis efficiency ratio, operating basis	33.9	30.8	34.3	34.5	33.9

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

SELECTED FINANCIAL DATA AND STATISTICS

	2003	2002	2001	2000	1999

	(All dollar amounts are stated in millions)
Net Interest Margin:
Net Interest Margin:
Owned basis	$7,641.2	$6,654.3	$5,787.5	$4,721.7	$3,777.2
Serviced with limited recourse	2,853.6	2,682.9	2,093.9	1,724.6	1,732.9

Managed basis	$10,494.8	$9,337.2	$7,881.4	$6,446.3	$5,510.1

Average interest-earning assets:
Owned basis	$94,347.1	$87,884.0	$73,759.1	$61,471.2	$48,775.4
Serviced with limited recourse	24,130.6	22,371.3	19,620.2	18,634.4	18,514.3

Managed basis	$118,477.7	$110,255.3	$93,379.3	$80,105.6	$67,289.7

Owned basis net interest margin	8.10%	7.57%	7.85%	7.68%	7.74%
Managed basis net interest margin	8.86	8.47	8.44	8.05	8.19

Managed Basis Risk Adjusted Revenue:
Net interest margin	$10,494.8	$9,337.2	$7,881.4	$6,446.3	$5,510.1
Other revenues	3,510.1	3,386.1	2,830.5	2,594.6	2,171.7
Securitization revenue	(146.5)	(704.7)	(135.7)	(242.9)	(116.1)
Net charge-offs	(5,254.2)	(4,476.1)	(3,442.8)	(2,874.1)	(2,715.4)
Loss on disposition of thrift assets	—	378.2	—	—	—

Risk adjusted revenue	8,604.2	7,920.7	7,133.4	5,923.9	4,850.3
Average interest-earning assets	$118,477.7	$110,255.3	$93,379.3	$80,105.6	$67,289.7

Managed basis risk adjusted revenue	7.26%	7.18%	7.64%	7.40%	7.21%

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

EQUITY RATIOS

	2003	2002	2001	2000	1999

	(All dollar amounts are stated in millions)
Tangible common equity:
Common shareholder’s(s’) equity	$16,560.3	$9,222.9	$7,842.9	$7,667.2	$6,237.0
Exclude:
Unrealized (gains) losses on cash flow hedging instruments	(97.4)	736.5	699.1	—	—
Minimum pension liability	—	30.5	—	—	—
Unrealized gains on investments and interest-only strip receivables	(167.0)	(319.3)	(223.3)	(23.8)	71.3
Acquired intangibles	(2,855.8)	(386.4)	(455.6)	(555.6)	(664.5)
Goodwill	(6,697.0)	(1,122.1)	(1,107.4)	(1,164.1)	(946.3)

Tangible common equity	6,743.1	8,162.1	6,755.7	5,923.7	4,697.5
Purchase accounting adjustments	2,426.4	—	—	—	—

Tangible common equity, excluding purchase accounting adjustments	$9,169.5	$8,162.1	$6,755.7	$5,923.7	$4,697.5

Tangible shareholder’s(s’) equity:
Tangible common equity	$6,743.1	$8,162.1	$6,755.7	$5,923.7	$4,697.5
Preferred stock	1,100.0	1,193.2	455.8	164.4	164.4
Mandatorily redeemable preferred securities of Household Capital Trusts	1,031.2	975.0	975.0	675.0	375.0
Adjustable Conversion-Rate Equity Security Units	519.1	511.0	—	—	—

Tangible shareholder’s(s’) equity	9,393.4	10,841.3	8,186.5	6,763.1	5,236.9
Purchase accounting adjustments	2,370.2	—	—	—	—

Tangible shareholder’s(s’) equity, excluding purchase accounting adjustments	$11,763.6	$10,841.3	$8,186.5	$6,763.1	$5,236.9

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholder’s(s’) equity	$9,393.4	$10,841.3	$8,186.5	$6,763.1	$5,236.9
Owned loss reserves	3,793.1	3,332.6	2,663.1	2,111.9	1,757.0

Tangible shareholder’s(s’) equity plus owned loss reserves	13,186.5	14,173.9	10,849.6	8,875.0	6,993.9
Purchase accounting adjustments	2,370.2	—	—	—	—

Tangible shareholder’s(s’) equity plus owned loss reserves, excluding purchase accounting adjustments	$15,556.7	$14,173.9	$10,849.6	$8,875.0	$6,993.9

Tangible managed assets:
Owned assets	$119,153.9	$97,860.6	$88,910.9	$76,309.2	$60,451.8
Receivables serviced with limited recourse	26,200.4	24,933.5	20,948.0	20,249.5	19,438.9

Managed assets	145,354.3	122,794.1	109,858.9	96,558.7	79,890.7
Exclude:
Acquired intangibles	(2,855.8)	(386.4)	(455.6)	(555.6)	(664.5)
Goodwill	(6,697.0)	(1,122.1)	(1,107.4)	(1,164.1)	(946.3)
Derivative financial assets	(3,117.7)	(1,863.5)	(97.2)	—	—

Tangible managed assets	132,683.8	119,422.1	108,198.7	94,839.0	78,279.9
Purchase accounting adjustments	(431.2)	—	—	—	—

Tangible managed assets, excluding purchase accounting adjustments	$132,252.6	$119,422.1	$108,198.7	$94,839.0	$78,279.9

Equity ratios:
Common and preferred equity to owned assets	14.82%	10.64%	9.33%	10.26%	10.59%
Tangible common equity to tangible managed assets	5.08	6.83	6.24	6.25	6.00
Tangible shareholder’s(s’) equity to tangible managed assets	7.08	9.08	7.57	7.13	6.69
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	9.94	11.87	10.03	9.36	8.93
Excluding purchase accounting adjustments:
Tangible common equity to tangible managed assets	6.93	6.83	6.24	6.25	6.00
Tangible shareholder’s(s’) equity to tangible managed assets	8.89	9.08	7.57	7.13	6.69
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	11.76	11.87	10.03	9.36	8.93

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

      Information required by this Item is included in sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on the following pages: “Liquidity and Capital Resources”, pages 50 to 56, “Off-Balance Sheet Arrangements (Including Securitizations and Commitments), Secured Financings and Contractual Cash Obligations”, pages 56 to 60, and “Risk Management”, pages 60 to 62.

Item 8.     Financial Statements and Supplementary Data.

      Our 2003 Financial Statements meet the requirements of Regulation S-X. The 2003 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	March 29	January 1
	Through	Through	Year Ended	Year Ended
	December 31,	March 28,	December 31,	December 31,
	2003	2003	2002	2001

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

	(In millions)
Finance and other interest income	$7,791.9	$2,470.5	$10,525.6	$9,961.3
Interest expense	1,723.8	897.4	3,871.3	4,173.8

Net interest margin	6,068.1	1,573.1	6,654.3	5,787.5
Provision for credit losses on owned receivables	2,990.8	976.1	3,732.0	2,912.9

Net interest margin after provision for credit losses	3,077.3	597.0	2,922.3	2,874.6

Securitization revenue	1,007.7	432.6	2,134.0	1,762.9
Insurance revenue	574.1	171.6	716.4	662.4
Investment income	115.7	80.0	182.0	167.7
Fee income	882.0	288.3	948.4	903.5
Other income	298.1	238.7	543.4	322.5
Loss on disposition of Thrift assets and deposits	—	—	(378.2)	—

Total other revenues	2,877.6	1,211.2	4,146.0	3,819.0

Salaries and fringe benefits	1,506.6	491.3	1,817.0	1,597.2
Sales incentives	225.8	37.7	255.9	273.2
Occupancy and equipment expenses	302.1	97.7	371.1	337.4
Other marketing expenses	409.3	138.8	531.0	490.4
Other servicing and administrative expenses	834.8	313.7	888.9	716.8
Amortization of acquired intangibles and goodwill	245.5	12.3	57.8	157.6
Policyholders’ benefits	285.9	91.0	368.8	302.6
HSBC acquisition related costs incurred by Household	—	198.2	—	—
Settlement charge and related expenses	—	—	525.0	—

Total costs and expenses	3,810.0	1,380.7	4,815.5	3,875.2

Income before income taxes	2,144.9	427.5	2,252.8	2,818.4
Income taxes	725.4	181.8	695.0	970.8

Net income	$1,419.5	$245.7	$1,557.8	$1,847.6

The accompanying notes are an integral part of these consolidated financial statements.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	At December 31,

	2003	2002

	(Successor)	(Predecessor)

	(In millions, except share
	data)
ASSETS
Cash	$463.4	$797.7
Investment securities	11,073.1	7,584.0
Receivables, net	91,027.3	82,050.5
Acquired intangibles, net	2,855.8	386.4
Goodwill	6,697.0	1,122.1
Properties and equipment, net	527.2	535.1
Real estate owned	631.2	427.1
Derivative financial assets	3,117.7	1,863.5
Other assets	2,761.2	3,094.2

Total assets	$119,153.9	$97,860.6

LIABILITIES AND SHAREHOLDER’S(S’) EQUITY
Debt:
Deposits	$231.5	$821.2
Commercial paper, bank and other borrowings	9,122.4	6,128.3
Due to affiliates	7,589.3	—
Senior and senior subordinated debt (with original maturities over one year)	79,464.4	75,751.2

Total debt	96,407.6	82,700.7
Insurance policy and claim reserves	1,258.0	1,047.6
Derivative related liabilities	599.6	1,183.9
Other liabilities	3,228.4	2,512.3

Total liabilities	101,493.6	87,444.5
Preferred stock (issued to HSBC at December 31, 2003)	1,100.0	1,193.2
Common shareholder’s(s’) equity:
Common stock, $0.01 and $1.00 par value, 100 and 750,000,000 shares authorized, 50 and 551,811,025 shares issued at December 31, 2003 and 2002, respectively	—	551.8
Additional paid-in capital	14,644.5	1,911.3
Retained earnings	1,365.3	9,885.6
Accumulated other comprehensive income (loss)	550.5	(694.9)
Less common stock in treasury, at cost, 77,197,686 shares at December 31, 2002	—	(2,430.9)

Total common shareholder’s(s’) equity	16,560.3	9,222.9

Total liabilities and shareholder’s(s’) equity	$119,153.9	$97,860.6

The accompanying notes are an integral part of these consolidated financial statements.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 29	January 1
	Through	Through	Year Ended	Year Ended
	December 31,	March 28,	December 31,	December 31,
	2003	2003	2002	2001

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

	(In millions)
Cash Provided by Operations
Net income	$1,419.5	$245.7	$1,557.8	$1,847.6
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit losses on owned receivables	2,990.8	976.1	3,732.0	2,912.9
Insurance policy and claim reserves	(196.1)	47.2	16.1	204.2
Depreciation and amortization	343.7	53.5	233.3	314.7
Deferred income tax provision	(47.6)	89.6	(119.6)	(6.1)
Interest-only strip receivables, net change	414.8	36.4	(139.0)	(100.6)
Other assets	898.7	(593.2)	(136.0)	(112.9)
Other liabilities	(673.8)	526.4	325.2	(107.2)
Other, net	(38.3)	83.2	1,996.0	564.9

Cash provided by operations	5,111.7	1,464.9	7,465.8	5,517.5

Investments in Operations
Investment securities:
Purchased	(4,750.2)	(1,046.7)	(5,288.6)	(1,744.2)
Matured	3,403.4	584.2	2,161.3	481.9
Sold	686.8	768.4	642.2	686.3
Short-term investment securities, net change	(2,683.6)	(375.0)	(1,254.0)	255.9
Receivables:
Originations, net	(41,658.4)	(8,261.6)	(47,424.5)	(45,210.3)
Purchases and related premiums	(2,472.9)	(129.0)	(1,072.6)	(1,577.4)
Initial and fill-up securitizations	30,337.6	7,300.1	36,278.3	30,167.9
Whole loan sales	—	—	6,287.0	1,011.3
Sales to affiliates	2,843.9	—	—	—
Properties and equipment purchased	(94.2)	(21.6)	(158.6)	(175.2)
Properties and equipment sold	5.5	.1	20.0	20.3

Cash decrease from investments in operations	(14,382.1)	(1,181.1)	(9,809.5)	(16,083.5)

Financing and Capital Transactions
Short-term debt and demand deposits, net change	2,958.9	(513.5)	(6,232.5)	1,300.9
Time certificates, net change	(708.4)	150.3	(1,409.8)	(2,118.6)
Disposition of Thrift deposits	—	—	(4,258.9)	—
Due to affiliates, net change	7,109.5	—	—	—
Senior and senior subordinated debt issued	15,559.6	4,360.9	30,619.6	21,172.0
Senior and senior subordinated debt retired	(15,789.2)	(4,029.8)	(16,275.9)	(9,107.0)
Policyholders’ benefits paid	(120.6)	(35.6)	(286.8)	(85.7)
Cash received from policyholders	126.9	33.1	92.4	60.4
Shareholders’ dividends	(292.6)	(141.4)	(509.7)	(406.6)
Issuance of preferred securities by Household Capital Trusts (issued to HSBC in 2003)	275.0	—	—	400.0
Redemption of preferred securities of Household Capital Trusts	(275.0)	—	—	(100.0)
Issuance of preferred stock	—	—	726.4	291.4
Redemption of preferred stock	—	(114.4)	—	—
Purchase of treasury stock	—	(164.1)	(279.6)	(916.3)
Common stock offering	—	—	399.8	—
Issuance of common stock for employee benefit plans	—	62.2	135.6	121.8

Cash increase (decrease) from financing and capital transactions	8,844.1	(392.3)	2,720.6	10,612.3

Effect of exchange rate changes on cash	215.7	(15.2)	(122.8)	7.1

Increase (decrease) in cash	(210.6)	(123.7)	254.1	53.4
Cash at beginning of period	674.0	797.7	543.6	490.2

Cash at end of period	$463.4	$674.0	$797.7	$543.6

Supplemental Cash Flow Information:
Interest paid	$2,582.2	$897.2	$3,995.1	$4,511.2
Income taxes paid	600.4	39.6	863.9	979.5

Supplemental Noncash Financing and Capital Activities:
Push-down of purchase price by HSBC	$—	$14,660.7	$—	$—
Exchange of preferred stock for preferred stock issued to HSBC	—	1,100.0	—	—

The accompanying notes are an integral part of these consolidated financial statements.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK

AND COMMON SHAREHOLDER’S(S’) EQUITY

		Common Shareholder’s(s’) Equity

					Accumulated
					Other
			Additional		Comprehensive	Common	Total Common
	Preferred	Common	Paid-in	Retained	Income	Stock in	Shareholder’s(s’)
	Stock	Stock	Capital	Earnings	(Loss)	Treasury	Equity

	(All amounts except per share data are stated in millions)
Balance at December 31, 2000 (Predecessor)	$164.4	$551.1	$1,926.0	$7,396.5	$(214.7)	$(1,991.7)	$7,667.2

Net income				1,847.6			1,847.6
Other comprehensive income, net of tax:
Cumulative effect of change in accounting principle (SFAS No. 133)					(241.4)		(241.4)
Net losses on cash flow hedging instruments					(457.7)		(457.7)
Net unrealized gains on investments and interest-only strip receivables					199.5		199.5
Foreign currency translation adjustments					(18.1)		(18.1)

Total comprehensive income							1,329.9
Cash dividends:
Preferred at stated rates				(15.5)			(15.5)
Common, $.85 per share				(391.1)			(391.1)
Issuance of preferred stock	291.4						—
Exercise of stock options		.5	31.2			15.2	46.9
Issuance of common stock for employee benefit plans		.1	72.8			48.9	121.8
Purchase of treasury stock						(916.3)	(916.3)

Balance at December 31, 2001 (Predecessor)	455.8	551.7	2,030.0	8,837.5	(732.4)	(2,843.9)	7,842.9

Net income				1,557.8			1,557.8
Other comprehensive income, net of tax:
Net losses on cash flow hedging instruments					(37.4)		(37.4)
Net unrealized gains on investments and interest-only strip receivables					96.0		96.0
Minimum pension liability					(30.5)		(30.5)
Foreign currency translation adjustments					9.4		9.4

Total comprehensive income							1,595.3
Cash dividends:
Preferred at stated rates				(62.8)			(62.8)
Common, $.97 per share				(446.9)			(446.9)
Issuance of preferred stock	737.4		(11.0)				(11.0)
Exercise of stock options		.1	5.2			1.7	7.0
Issuance of common stock for employee benefit plans			49.9			96.9	146.8
Common stock offering			(194.2)			594.0	399.8
Issuance of adjustable conversion rate equity security units			31.4				31.4
Purchase of treasury stock						(279.6)	(279.6)

Balance at December 31, 2002 (Predecessor)	1,193.2	551.8	1,911.3	9,885.6	(694.9)	(2,430.9)	9,222.9

Net income				245.7			245.7
Other comprehensive income, net of tax:
Net gains on cash flow hedging instruments					100.6		100.6
Net unrealized losses on investments and interest-only strip receivables					(25.0)		(25.0)
Minimum pension liability					.2		.2
Foreign currency translation adjustments					(24.1)		(24.1)

Total comprehensive income							297.4
Cash dividends:
Preferred at stated rates				(22.2)			(22.2)
Common, $.8694 per share				(411.8)			(411.8)
Exercise of stock options						12.2	12.2
Issuance of common stock for employee benefit plans			9.8			12.1	21.9
Purchase of treasury stock						(164.1)	(164.1)
Reclassification of preferred stock issuance costs	21.2		(21.2)				(21.2)
Redemption of preferred stock	(114.4)

Balance at March 28, 2003 (Predecessor)	1,100.0	551.8	1,899.9	9,697.3	(643.2)	(2,570.7)	8,935.1

Effect of push-down accounting of HSBC’s purchase price on net assets		(551.8)	12,760.8	(9,697.3)	643.2	2,570.7	5,725.6

Balance at March 28, 2003 (Successor)	1,100.0	—	14,660.7	—	—	—	14,660.7

Net income				1,419.5			1,419.5
Other comprehensive income, net of tax:
Net gains on cash flow hedging instruments					97.4		97.4
Net unrealized gains on investments and interest-only strip receivables					167.0		167.0
Foreign currency translation adjustments					286.1		286.1

Total comprehensive income							1,970.0
Preferred dividends accrued to HSBC				(54.2)			(54.2)
Return of capital to HSBC			(41.1)				(41.1)
Employee benefit plans and other			24.9				24.9

Balance at December 31, 2003 (Successor)	$1,100.0	$—	$14,644.5	$1,365.3	$550.5	$—	$16,560.3

The accompanying notes are an integral part of these consolidated financial statements.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK

AND COMMON SHAREHOLDER’S(S’) EQUITY (Continued)

Accumulated Other Comprehensive Income (Loss)

      The balances associated with the components of accumulated other comprehensive income (loss) on a “predecessor” basis were eliminated as a result of push-down accounting effective March 29, 2003 when the “successor” period began. Accumulated other comprehensive income (loss) includes the following:

	December 31,	March 28,	December 31,	December 31,	December 31,
	2003	2003	2002	2001	2000

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)

	(In millions)
Unrealized gains (losses) on cash flow hedging instruments	$97.4	$(635.9)	$(736.5)	$(699.1)	—
Unrealized gains on investments and interest-only strip receivables:
Gross unrealized gains	271.7	461.8	500.3	351.7	$41.6
Income tax expense	104.7	167.5	181.0	128.4	17.8

Net unrealized gains	167.0	294.3	319.3	223.3	23.8
Minimum pension liability	—	(30.3)	(30.5)	—	—
Foreign currency translation adjustments	286.1	(271.3)	(247.2)	(256.6)	(238.5)

Total accumulated other comprehensive income (loss)	$550.5	$(643.2)	$(694.9)	$(732.4)	$(214.7)

Comprehensive Income

      We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. The adoption was accounted for as a cumulative effect of a change in accounting principle. The table below discloses reclassification adjustments and the related tax effects allocated to each component of other comprehensive income (expense) including unrealized gains (losses) on cash flow hedging instruments, unrealized gains (losses) on investments and interest-only strip receivables and foreign currency translation and other adjustments.

		Tax
		(Expense)
	Before-Tax	Benefit	Net-of-Tax

	(In millions)
Year Ended December 31, 2001 (Predecessor)
Unrealized gains (losses) on cash flow hedging instruments:
Cumulative effect of change in accounting principle (SFAS No. 133)	$(376.6)	$135.2	$(241.4)
Net losses arising during the period	(1,137.0)	408.2	(728.8)
Less: Reclassification adjustment for losses realized in net income	422.9	(151.8)	271.1

Net losses on cash flow hedging instruments	(1,090.7)	391.6	(699.1)

Unrealized gains (losses) on investments and interest-only strip receivables:
Net unrealized holding gains arising during the period	321.3	(114.5)	206.8
Less: Reclassification adjustment for gains realized in net income	(11.2)	3.9	(7.3)

Net unrealized gains on investments and interest-only strip receivables	310.1	(110.6)	199.5
Foreign currency translation adjustments	(15.8)	(2.3)	(18.1)

Other comprehensive expense	$(796.4)	$278.7	$(517.7)

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK

AND COMMON SHAREHOLDER’S(S’) EQUITY (Continued)

		Tax
		(Expense)
	Before-Tax	Benefit	Net-of-Tax

	(In millions)
Year Ended December 31, 2002 (Predecessor)
Unrealized gains (losses) on cash flow hedging instruments:
Net losses arising during the period	$(712.4)	$261.1	$(451.3)
Less: Reclassification adjustment for losses realized in net income	652.2	(238.3)	413.9

Net losses on cash flow hedging instruments	(60.2)	22.8	(37.4)

Unrealized gains (losses) on investments and interest-only strip receivables:
Net unrealized holding gains arising during the period	155.6	(55.1)	100.5
Less: Reclassification adjustment for gains realized in net income	(7.0)	2.5	(4.5)

Net unrealized gains on investments and interest-only strip receivables	148.6	(52.6)	96.0
Minimum pension liability	(46.5)	16.0	(30.5)
Foreign currency translation adjustments	(40.1)	49.5	9.4

Other comprehensive income	$1.8	$35.7	$37.5

January 1 through March 28, 2003 (Predecessor)
Unrealized gains (losses) on cash flow hedging instruments:
Net gains arising during the period	$29.2	$(10.6)	$18.6
Less: Reclassification adjustment for losses realized in net income	129.0	(47.0)	82.0

Net gains on cash flow hedging instruments	158.2	(57.6)	100.6

Unrealized gains (losses) on investments and interest-only strip receivables:
Net unrealized holding losses arising during the period	(.5)	.2	(.3)
Less: Reclassification adjustment for gains realized in net income	(38.0)	13.3	(24.7)

Net unrealized losses on investments and interest-only strip receivables	(38.5)	13.5	(25.0)
Minimum pension liability	.2	—	.2
Foreign currency translation adjustments	(31.0)	6.9	(24.1)

Other comprehensive income	$88.9	$(37.2)	$51.7

March 29 through December 31, 2003 (Successor)
Unrealized gains (losses) on cash flow hedging instruments:
Net gains arising during the period	$158.9	$(55.7)	$103.2
Less: Reclassification adjustment for gains realized in net income	(9.1)	3.3	(5.8)

Net gains on cash flow hedging instruments	149.8	(52.4)	97.4

Unrealized gains (losses) on investments and interest-only strip receivables:
Net unrealized holding gains arising during the period	289.6	(111.0)	178.6
Less: Reclassification adjustment for gains realized in net income	(17.9)	6.3	(11.6)

Net unrealized gains on investments and interest-only strip receivables	271.7	(104.7)	167.0
Foreign currency translation adjustments	286.1	—	286.1

Other comprehensive income	$707.6	$(157.1)	$550.5

The accompanying notes are an integral part of these consolidated financial statements.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK

AND COMMON SHAREHOLDER’S(S’) EQUITY (Continued)

		Common Stock
	Preferred
Shares Outstanding	Stock	Issued	In Treasury	Net Outstanding

Balance at December 31, 2000 (Predecessor)	1,398,279	551,100,165	(80,080,506)	471,019,659
Issuance of preferred stock	300,000
Exercise of common stock options		548,744	1,466,979	2,015,723
Issuance of common stock for employee benefit plans		35,831	1,450,484	1,486,315
Purchase of treasury stock			(17,397,394)	(17,397,394)

Balance at December 31, 2001 (Predecessor)	1,698,279	551,684,740	(94,560,437)	457,124,303
Issuance of preferred stock	750,000			—
Exercise of common stock options		126,285	604,692	730,977
Issuance of common stock for employee benefit plans			2,803,859	2,803,859
Common stock offering			18,700,000	18,700,000
Purchase of treasury stock			(4,745,800)	(4,745,800)

Balance at December 31, 2002 (Predecessor)	2,448,279	551,811,025	(77,197,686)	474,613,339
Exercise of common stock options		3,557	435,530	439,087
Issuance of common stock for employee benefit plans			1,464,984	1,464,984
Purchase of treasury stock			(2,861,400)	(2,861,400)
Redemption of preferred stock	(1,348,279)			—

Balance at March 28, 2003 (Predecessor)	1,100,000	551,814,582	(78,158,572)	473,656,010
Conversion of preferred stock to right to receive cash	(1,100,000)
Issuance of preferred stock to HSBC	1,100
Issuance of common stock for restricted stock rights which vested upon change in control			2,342,890	2,342,890
Cancellation of common stock		(551,814,582)	75,815,682	(475,998,900)
Issuance of common stock to HSBC		50		50

Balance at March 28, 2003 (Successor)	1,100	50	—	50

Balance at December 31, 2003 (Successor)	1,100	50	—	50

The accompanying notes are an integral part of these consolidated financial statements.

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Household International, Inc. and subsidiaries (“Household”) was acquired by a wholly owned subsidiary of HSBC Holdings plc (“HSBC”) on March 28, 2003 in a purchase business combination recorded under the “push-down” method of accounting, which resulted in a new basis of accounting for the “successor” period beginning March 29, 2003. Information relating to all “predecessor” periods prior to the acquisition is presented using Household’s historical basis of accounting.

      Household, a wholly owned subsidiary of HSBC, provides middle-market consumers with several types of loan products in the United States, United Kingdom, Canada, the Republic of Ireland, the Czech Republic and Hungary. Effective January 1, 2004, HSBC transferred its ownership interest in Household to a wholly owned subsidiary, HSBC North America Holdings Inc., who subsequently contributed Household to its wholly owned subsidiary, HSBC Investments (North America) Inc. Household may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.” Our lending products include real estate secured loans, auto finance loans, MasterCard* and Visa* credit card loans, private label credit card loans and personal non-credit card loans. We also offer tax refund anticipation loans in the United States and credit and specialty insurance in the United States, the United Kingdom and Canada. We have three reportable segments: Consumer, Credit Card Services, and International. Our Consumer segment consists of our branch-based consumer lending, mortgage services, retail services, and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom (“U.K.”) and Canada.

1.	Summary of Significant Accounting Policies

      Basis of Presentation The consolidated financial statements include the accounts of Household International, Inc. and all subsidiaries including all variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 (Revised). Unaffiliated trusts to which we have transferred securitized receivables which are qualifying special purpose entities (“QSPE”) as defined by Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” are not consolidated. All significant intercompany accounts and transactions have been eliminated.

      Household was acquired by a wholly owned subsidiary of HSBC on March 28, 2003 in a purchase business combination recorded under the “push-down” method of accounting, which resulted in a new basis of accounting for the “successor” period beginning March 29, 2003. Information relating to all “predecessor” periods prior to the acquisition is presented using Household’s historical basis of accounting.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

      Investment Securities We maintain investment portfolios (comprised primarily of debt securities and money market funds) in both our noninsurance and insurance operations. Our entire investment securities portfolio was classified as available-for-sale at December 31, 2003 and 2002. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholder’s(s’) equity in accumulated

      * MasterCard is a registered trademark of MasterCard International, Incorporated and VISA is a registered trademark of VISA USA, Inc.

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

      Receivables Receivables are carried at amortized cost. As a result of the merger with HSBC, the amortized cost of our receivables was adjusted to fair market value at the time of the merger. Finance income is recognized using the effective yield method. Premiums and discounts, including purchase accounting adjustments, on receivables are recognized as adjustments to the yield of the related receivables. Origination fees, which include points on real estate secured loans, are deferred and amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related origination costs. These amounts on a “predecessor” basis were eliminated as a result of push-down accounting effective March 29, 2003 when the “successor” period began. Net deferred origination fees, excluding MasterCard and Visa, totaled $171.5 million at December 31, 2003 and $522.7 million at December 31, 2002. MasterCard and Visa annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Deferred MasterCard and Visa annual fees, net of direct lending costs related to these receivables, totaled $56.9 million at December 31, 2003 and $104.7 million at December 31, 2002.

      Insurance reserves and unearned premiums applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheet, since payments on such policies generally are used to reduce outstanding receivables.

      Provision and Credit Loss Reserves Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate, but not excessive, to cover probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. We estimate probable losses for owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured, rewritten or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, consumer credit counseling accommodations, loan rewrites and deferments. If customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning and current levels of charge-offs and delinquencies. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans.

      While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure appropriate allowances exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

      Charge-Off and Nonaccrual Policies and Practices Our consumer charge-off and nonaccrual policies vary by product as follows:

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices[1]

Real estate Secured[2,4]	Carrying values in excess of net realizable value are charged-off at or before the time foreclosure is completed or when settlement is reached with the borrower. If foreclosure is not pursued, and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), generally the account will be charged-off by the end of the month in which the account becomes 9 months contractually delinquent.	Interest income accruals are suspended when principal or interest payments are more than 3 months contractually past due and resumed when the receivable becomes less than 3 months contractually past due.
Auto finance[4]	Carrying values in excess of net realizable value are charged off at the earlier of the following:
	• the collateral has been repossessed and sold, • the collateral has been in our possession for more than 90 days, or • the loan becomes 150 days contractually delinquent.	Interest income accruals are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are more than 2 months contractually past due and resumed when the receivable becomes less than 2 months contractually past due.
MasterCard and Visa	Generally charged-off by the end of the month in which the account becomes 6 months contractually delinquent.	Interest generally accrues until charge-off.
Private label[3]	Generally charged-off the month following the month in which the account becomes 9 months contractually delinquent. Beginning in the fourth quarter of 2002, we charge-off receivables originated through new domestic merchant relationships by the end of the month in which the account becomes 6 months contractually delinquent. As of December 31, 2003, approximately 21 percent of our owned domestic private label portfolio was subject to this 6-month charge-off policy.	Interest generally accrues until charge-off.

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices[1]

Personal non-credit card[3]	Generally charged-off the month following the month in which the account becomes 9 months contractually delinquent and no payment received in 6 months, but in no event to exceed 12 months contractually delinquent (except in our United Kingdom business which may be longer).	Interest income accruals are suspended when principal or interest payments are more than 3 months contractually delinquent. For PHLs, interest income accruals resume if the receivable becomes less than three months contractually past due. For all other personal non-credit card receivables, interest income is generally recorded as collected.

[1]	For our United Kingdom business, interest income accruals are suspended when principal or interest payments are more than three months contractually delinquent.

[2]	For our United Kingdom business, real estate secured carrying values in excess of net realizable value are charged-off at time of sale.

[3]	For our Canada business, the private label and personal non-credit card charge-off policy is also no payment received in six months, but in no event to exceed 18 months contractually delinquent.

[4]	In November 2003, the FASB issued FASB Staff Position Number 144-1, “Determination of Cost Basis for Foreclosed Assets under FASB Statement No. 15, and the Measurement of Cumulative Losses Previously Recognized Under Paragraph 37 of FASB Statement No. 144” (“FSP 144-1”). Under FSP 144-1, sales commissions related to the sale of foreclosed assets are recognized as a charge-off through the provision for credit losses. Historically, we had recognized sales commission expense as a component of other servicing and administrative expenses in our statements of income. We adopted FSP 144-1 in November 2003. The adoption had no significant impact on our net income.

      Charge-off involving a bankruptcy for MasterCard and Visa receivables occurs by the end of the month 60 days after notification and, for private label receivables, by the end of the month 90 days after notification. For auto finance receivables, bankrupt accounts are charged off no later than the end of the month in which the loan becomes 210 days contractually delinquent.

      Subject to receipt of regulatory and other approvals, we intend to transfer substantially all of our domestic private label credit card portfolio and our General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA. Contingent upon receiving regulatory approval for these asset transfers in 2004, we would also expect to adopt charge-off, loss provisioning and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”) for those MasterCard and Visa and private label credit card receivables which will remain on our balance sheet.

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

      In connection with these transactions, we record an interest-only strip receivable, representing our contractual right to receive interest and other cash flows from our securitization trusts. Our interest-only strip receivables are reported at fair value using discounted cash flow estimates as a separate component of receivables net of our estimate of probable losses under the recourse provisions. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholder’s(s’) equity in accumulated other comprehensive income, net of income taxes. Our interest-only strip receivables are reviewed for impairment quarterly or earlier if events indicate that the carrying value may not be recovered. Any decline in the fair value of the interest-only strip receivable which is deemed to be other than temporary is charged against current earnings.

      We have also, in certain cases, retained other subordinated interests in these securitizations. Neither the interest-only strip receivables nor the other subordinated interests are in the form of securities.

      Properties and Equipment, Net Properties and equipment are recorded at cost, net of accumulated depreciation and amortization. As a result of our merger with HSBC, the amortized cost of our properties and equipment was adjusted to fair market value and accumulated depreciation and amortization on a “predecessor” basis was eliminated at the time of the merger. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated useful lives of the assets which generally range from 3 to 40 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Maintenance and repairs are expensed as incurred.

      Repossessed Collateral Real estate owned is valued at the lower of cost or fair value less estimated costs to sell. These values are periodically reviewed and reduced, if necessary. Costs of holding real estate and related gains and losses on disposition are credited or charged to operations as incurred as a component of operating expense. Repossessed vehicles, net of loss reserves when applicable, are recorded at the lower of the estimated fair market value or the outstanding receivable balance.

      Insurance Insurance revenues on monthly premium insurance policies are recognized when billed. Insurance revenues on the remaining insurance contracts are recorded as unearned premiums and recognized into income based on the nature and terms of the underlying contracts. Liabilities for credit insurance policies are based upon estimated settlement amounts for both reported and incurred but not yet reported losses. Liabilities for future benefits on annuity contracts and specialty and corporate owned life insurance products are based on actuarial assumptions as to investment yields, mortality and withdrawals.

      Acquired Intangibles, Net Acquired intangibles consist of purchased credit card relationships and related programs, retail services merchant relationships, other loan related relationships, trade names, technology, customer lists and other contracts. The trade names are not subject to amortization as we believe they have infinite lives. The remaining acquired intangibles are being amortized over their estimated useful lives either on a straight-line basis or in proportion to the underlying revenues generated. These useful lives range from 5 years for retail services merchant relationships to approximately 10 years for certain loan related relationships. Acquired intangibles are reviewed for impairment using discounted cash flows whenever events indicate that the carrying amounts may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment. Impairment charges, when required, are calculated using discounted cash flows.

      Goodwill Goodwill represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill recorded in past business combinations ceased upon our adoption of the statement. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over periods not exceeding 25 years and was reviewed for impairment using undiscounted cash flows. Beginning January 1, 2002, goodwill is reviewed for impairment annually using discounted cash flows but impairment may be reviewed earlier if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment. Our goodwill was not impaired prior to our merger with HSBC on March 28, 2003. Consistent with business combination guidance, our goodwill will not be tested again for impairment until 2004 as no circumstances indicating impairment have arisen subsequent to the merger.

      Treasury Stock Prior to the merger with HSBC, repurchases of treasury stock were accounted for using the cost method with common stock in treasury classified in the balance sheets as a reduction of common shareholders’ equity. Treasury stock was reissued at average cost.

      Derivative Financial Instruments Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. Under SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a non-hedging derivative. Fair value hedges include hedges of the fair value of a recognized asset or liability and certain foreign currency hedges. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset or liability and certain foreign currency hedges. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged asset or liability that is attributable to the hedged risk, are recognized in other income in the current period.

      Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income and reclassified into earnings in the period during which the hedged item affects earnings. Changes in the fair value of derivatives used to hedge our net investment in foreign subsidiaries, to the extent effective as a hedge, are recorded in common shareholder’s(s’) equity as a component of the cumulative translation adjustment account within accumulated other comprehensive income. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in other income in the current period.

      We formally document all relationships between hedging instruments and hedged items. This documentation includes our risk management objective and strategy for undertaking various hedge transactions, as well as why we think the hedge will be effective and how hedge effectiveness and ineffectiveness will be measured. This process includes linking derivatives to specific assets and liabilities on the balance sheet. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. This assessment is conducted using statistical regression analysis. For interest rate swaps which meet the shortcut method criteria under SFAS No. 133, no assessment is required. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

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

      Foreign Currency Translation We have foreign subsidiaries located in the United Kingdom and Canada. The functional currency for each foreign subsidiary is its local currency. Assets and liabilities of these subsidiaries are translated at the rate of exchange in effect on the balance sheet date. Translation adjustments resulting from this process are accumulated in common shareholder’s(s’) equity as a component of accumulated other comprehensive income. Income and expenses are translated at the average rate of exchange prevailing during the year.

      We periodically enter into forward exchange contracts and foreign currency options to hedge our investment in foreign subsidiaries. After-tax gains and losses on contracts to hedge foreign currency fluctuations are accumulated in common shareholder’s(s’) equity as a component of accumulated other comprehensive income. Effects of foreign currency translation in the statements of cash flows are offset against the cumulative foreign currency adjustment, except for the impact on cash. Foreign currency transaction gains and losses are included in income as they occur.

      Stock-Based Compensation In 2002, we adopted the fair value method of accounting for our stock option and employee stock purchase plans. We elected to recognize stock compensation cost prospectively for all new awards granted under those plans beginning January 1, 2002 as provided under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure (an amendment of FASB Statement No. 123”) (“SFAS No. 148”). Prior to 2002, we applied the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” in accounting for those plans. No compensation expense for these plans is reflected in 2001 as all employee stock options granted prior to January 1, 2002 had an exercise price equal to the market value of the underlying common stock on the date of grant and the purchase price for the shares issued under the employee stock purchase plan was not less than 85 percent of the market price. Because option expense is recognized over the vesting period of the awards, generally four years, compensation expense included in the determination of net income for 2003 and 2002 does not reflect the expense which would have been recognized if the fair value method had been applied to all awards since the original effective date of FASB Statement No. 123.

      Compensation expense relating to restricted stock rights (“RSRs”) is based upon the market value of the RSRs on the date of grant and is charged to earnings over the vesting period of the RSRs, generally five years.

      The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested awards in each period.

			Year Ended
	March 29	January 1	December 31,
	through	through
	December 31, 2003	March 28, 2003	2002	2001

	(In millions)
Net income, as reported	$1,419.5	$245.7	$1,557.8	$1,847.6
Add stock-based employee compensation expense included in reported net income, net of tax:
Stock option and employee stock purchase plans	4.6	6.6	3.3	—
Restricted stock rights	9.0	11.5	36.1	29.7
Deduct stock-based employee compensation expense determined under the fair value method, net of tax:
Stock option and employee stock purchase plans	(4.6)	(52.6)	(30.9)	(27.9)
Restricted stock rights	(9.0)	(45.3)	(36.1)	(29.7)

Pro forma net income	$1,419.5	$165.9	$1,530.2	$1,819.7

      The pro forma compensation expense included in the table above may not be representative of the actual effects on net income for future years.

      Income Taxes Federal income taxes are accounted for utilizing the asset and liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Investment tax credits generated by leveraged leases are accounted for using the deferral method. Changes in estimates of the basis in our assets and liabilities or other estimates recorded at the date of our merger with HSBC are adjusted against goodwill.

2.	Acquisitions and Divestitures

      Merger with HSBC Holdings plc On March 28, 2003, HSBC acquired Household by way of merger with H2 Acquisition Corporation (“H2”), a wholly owned subsidiary of HSBC, acquiring 100 percent of the voting equity interest of Household in a purchase business combination. HSBC believes that the merger offers significant opportunities to extend Household’s business model into countries and territories currently served by HSBC and broadens the product range available to the enlarged customer base. Subsequent to the merger, H2 was renamed “Household International, Inc.” Under the terms of the merger agreement, each share of our approximately 476.0 million outstanding common shares at the time of merger was converted into the right to receive, at the holder’s election, either 2.675 ordinary shares of HSBC, of nominal value $0.50 each (“HSBC Ordinary Shares”), or 0.535 American depositary shares, each representing an interest in five HSBC Ordinary Shares. Additionally, each of Household’s depositary shares representing, respectively, one-fortieth of a share of 8 1/4% cumulative preferred stock, Series 1992-A, one-fortieth of a share of 7.50% cumulative preferred stock, Series 2001-A, one-fortieth of a share of 7.60% cumulative preferred stock, Series 2002-A and one-fortieth of a share of 7 5/8% cumulative preferred stock, Series 2002-B, was converted into the right to receive $25 in cash per depositary share, plus accrued and unpaid dividends up to but not including the effective date of the merger which was an aggregate amount of approximately $1.1 billion. In consideration of HSBC transferring sufficient funds to make the payments described above with respect to Household’s depositary shares, we issued a new series of 6.50% cumulative preferred stock in the amount of $1.1 billion to HSBC on March 28, 2003. The preferred stock is redeemable by Household at any time after March 31, 2008.

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

      In conjunction with HSBC’s acquisition of Household, we incurred acquisition related costs of $198.2 million. Consistent with the guidelines for accounting for business combinations, these costs were expensed in our statement of income for the period January 1 through March 28, 2003. These costs were comprised of the following:

(In millions)
Payments to executives under employment agreements	$97.0
Investment banking, legal and other costs	101.2

Total	$198.2

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

      The purchase price paid by HSBC for our common stock plus related purchase accounting adjustments was valued at approximately $14.7 billion and is recorded as “Additional paid-in capital” in the accompanying consolidated balance sheet. The purchase price consisted of the following:

(In millions)
Value of HSBC ordinary shares issued	$14,365.7
Fair value of outstanding Household stock options, net of unearned compensation	111.9
Fair value of outstanding Household restricted stock rights, net of unearned compensation	1.9
Fair value of equity portion of adjustable conversion-rate equity security units	21.0
Excess purchase price over fair value of preferred stock	20.2
Acquisition costs incurred by HSBC	140.0

Total purchase price	$14,660.7

      The purchase price has been allocated to our assets and liabilities based on their estimated fair values at the merger date. These preliminary fair values were estimated, in part, on third party valuation data. Throughout 2003, we made adjustments to our preliminary fair value estimates as additional information, including third party valuation data, was obtained. The following table summarizes the estimated preliminary fair values of our assets and liabilities as of the merger date:

(In millions)
Assets acquired:
Cash	$674.0
Investment securities	7,624.2
Receivables, net	82,544.4
Acquired intangibles	3,003.1
Goodwill	6,617.2
Properties and equipment	556.3
Real estate owned	444.9
Derivative financial assets	2,215.9
Other assets	3,068.8

Total assets acquired	$106,748.8

Liabilities assumed:
Debt	$84,910.2
Insurance policy and claim reserves	1,346.4
Derivative related liabilities	1,504.4
Other liabilities	3,227.1

Total liabilities assumed	$90,988.1

Total purchase price	$15,760.7
Preferred stock purchase price	1,100.0

Common stock purchase price	$14,660.7

      Substantially all of the goodwill is expected to be non-deductible for tax purposes.

      Total acquired intangibles resulting from the merger were comprised of the following:

(In millions)
Purchased credit card relationships and related programs	$1,404.0
Retail Services merchant relationships	277.0
Other loan related relationships	326.1
Trade names	715.0
Technology, customer lists and other contracts	281.0

Total acquired intangibles	$3,003.1

      The trade names are not subject to amortization as we believe they have infinite lives. The remaining acquired intangibles are being amortized to their residual values over their estimated useful lives either on a straight-line basis or in proportion to the underlying revenues generated. These useful lives range from 5 years for retail services merchant relationships to approximately 10 years for certain loan related relationships. Our purchased credit card relationships have estimated residual values of $276.6 million.

      Household Bank, f.s.b. During the fourth quarter of 2002, in conjunction with our efforts to make the most efficient use of our capital and in recognition that the continued operation of Household Bank, f.s.b. (the “Thrift”) was not in our long-term strategic interest, we completed the sale of substantially all of the remaining assets and deposits of the Thrift. Disposition of Thrift assets and deposits included the sale of real estate secured receivables totaling $3.6 billion, the maturity of investment securities totaling $2.2 billion and the sale of retail certificates of deposit totaling $4.3 billion. A loss of $240.0 million (after-tax) was recorded on the disposition of these assets and deposits.

3.	Investment Securities

	At December 31,

	2003	2002

	(In millions)
Available-For-Sale Investments
Corporate debt securities	$5,651.8	$2,110.0
Money market funds	793.8	2,177.2
Time deposits	951.6	173.0
U.S. government and federal agency debt securities	2,428.3	1,820.8
Marketable equity securities	17.5	19.8
Non-government mortgage backed securities	389.5	669.0
Other	796.0	536.3

Subtotal	11,028.5	7,506.1
Accrued investment income	44.6	77.9

Total investment securities	$11,073.1	$7,584.0

      Proceeds from the sale of available-for-sale investments totaled approximately $.7 billion in the period March 29 through December 31, 2003, $.8 billion in the period January 1 through March 28, 2003, $.6 billion in 2002 and $.7 billion in 2001. We realized gross gains of $18.3 million in the period March 29 through December 31, 2003, $40.6 million in the period January 1 through March 28, 2003, $18.8 million in 2002 and $12.9 million in 2001. We realized gross losses of $.4 million in the period March 29 through December 31, 2003, $2.6 million in the period January 1 through March 28, 2003, $11.8 million in 2002, and $1.7 million in 2001 on those sales.

      The gross unrealized gains (losses) on available-for-sale investment securities were as follows:

	At December 31,

	2003				2002

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

	(In millions)
Corporate debt securities	$5,641.0	$10.8	—	$5,651.8	$2,032.8	$124.9	$(47.7)	$2,110.0
Money market funds	793.8	—	—	793.8	2,177.2	—	—	2,177.2
Time deposits	951.6	—	—	951.6	167.7	5.3	—	173.0
U.S. government and federal agency debt securities	2,430.1	—	(1.8)	2,428.3	1,804.4	16.6	(.2)	1,820.8
Marketable equity securities	13.6	3.9	—	17.5	28.6	—	(8.8)	19.8
Non-government mortgage backed securities	389.2	.6	(.3)	389.5	660.5	10.2	(1.7)	669.0
Other	794.6	1.6	(.2)	796.0	523.8	13.9	(1.4)	536.3

Total investment securities	$11,013.9	$16.9	$(2.3)	$11,028.5	$7,395.0	$170.9	$(59.8)	$7,506.1

      The amortized cost of our investment securities portfolio was adjusted to fair market value at the time of the merger with HSBC. As a result, all unrealized gains and losses have arisen since March 29, 2003.

      See Note 15, “Fair Value of Financial Instruments,” for further discussion of the relationship between the fair value of our assets and liabilities. Contractual maturities of and yields on investments in debt securities were as follows:

	At December 31, 2003

	Due	After 1	After 5
	Within 1	but within	but within	After
	year	5 years	10 years	10 years	Total

	(All dollar amounts are stated in millions)
Corporate debt securities:
Amortized cost	$3,729.4	$953.9	$320.1	$637.6	$5,641.0
Fair value	3,723.6	958.1	319.7	650.4	5,651.8
Yield(1)	1.11%	4.51%	5.23%	6.52%	2.53%
U.S. government and federal agency debt securities:
Amortized cost	$2,048.4	$277.6	$20.4	$83.7	$2,430.1
Fair value	2,048.4	277.0	20.1	82.8	2,428.3
Yield(1)	1.04%	2.79%	3.22%	4.31%	1.37%
Non-government mortgage backed securities:
Amortized cost	$6.0	$23.5	$31.3	$328.4	$389.2
Fair value	6.0	23.6	31.1	328.8	389.5
Yield(1)	5.20%	4.73%	4.94%	3.00%	3.30%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

4.	Receivables

	At December 31,

	2003	2002

	(In millions)
Real estate secured	$51,221.0	$45,818.5
Auto finance	4,138.1	2,023.8
MasterCard/Visa	11,182.0	8,946.5
Private label	12,603.8	11,339.6
Personal non-credit card	12,832.0	13,970.9
Commercial and other	401.3	463.0

Total owned receivables	92,378.2	82,562.3
Purchase accounting fair value adjustments	418.9	—
Accrued finance charges	1,572.4	1,537.6
Credit loss reserve for owned receivables	(3,793.1)	(3,332.6)
Unearned credit insurance premiums and claims reserves	(702.6)	(799.0)
Interest-only strip receivables	953.6	1,147.8
Amounts due and deferred from receivable sales	199.9	934.4

Total owned receivables, net	91,027.3	82,050.5
Receivables serviced with limited recourse	26,200.4	24,933.5

Total managed receivables, net	$117,227.7	$106,984.0

      Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the merger date.

      Foreign receivables included in owned receivables were as follows:

	At December 31,

	United Kingdom and Europe			Canada

	2003	2002	2001	2003	2002	2001

	(In millions)
Real estate secured	$1,354.1	$1,099.6	$924.6	$841.4	$579.2	$458.4
MasterCard/Visa	1,604.6	1,318.7	1,174.5	—	—	—
Private label	2,142.6	1,405.2	1,284.8	728.8	568.8	525.7
Personal non-credit card	2,741.2	1,893.9	1,217.5	467.2	391.5	382.8
Commercial and other	.7	.8	.3	1.6	1.3	1.4

Total	$7,843.2	$5,718.2	$4,601.7	$2,039.0	$1,540.8	$1,368.3

      Foreign owned receivables represented 11 percent of owned receivables at December 31, 2003 and 9 percent at December 31, 2002.

      The outstanding balance of receivables serviced with limited recourse consisted of the following:

	At December 31,

	2003	2002

	(In millions)
Real estate secured	$193.6	$456.2
Auto finance	4,674.8	5,418.6
MasterCard/Visa	9,966.7	10,006.1
Private label	5,261.3	3,577.1
Personal non-credit card	6,104.0	5,475.5

Total	$26,200.4	$24,933.5

      The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

	At December 31,

	2003	2002

	(In millions)
Real estate secured	$51,414.6	$46,274.7
Auto finance	8,812.9	7,442.4
MasterCard/Visa	21,148.7	18,952.6
Private label	17,865.1	14,916.7
Personal non-credit card	18,936.0	19,446.4
Commercial and other	401.3	463.0

Total	$118,578.6	$107,495.8

      We maintain facilities with third parties which provide for the securitization or secured financing of receivables on both a revolving and non-revolving basis totaling $16.2 billion, of which $12.4 billion were utilized at December 31, 2003. The amount available under these facilities will vary based on the timing and volume of public securitization transactions.

      Contractual maturities of owned receivables were as follows:

	At December 31, 2003

	2004	2005	2006	2007	2008	Thereafter	Total

	(In millions)
Real estate secured	$449.2	$249.2	$264.4	$337.3	$399.9	$49,521.0	$51,221.0
Auto finance	1,065.8	931.7	801.7	655.4	504.6	178.9	4,138.1
MasterCard/Visa	1,363.2	1,155.3	967.0	890.1	748.3	6,058.1	11,182.0
Private label	7,199.3	2,629.5	1,700.6	599.2	180.9	294.3	12,603.8
Personal non-credit card	2,351.5	1,221.6	1,013.6	2,047.4	2,039.9	4,158.0	12,832.0
Commercial and other	51.9	52.5	7.4	9.0	4.3	276.2	401.3

Total	$12,480.9	$6,239.8	$4,754.7	$4,538.4	$3,877.9	$60,486.5	$92,378.2

      A substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity. The above maturity schedule should not be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal on owned receivables to average principal balances, excluding credit card receivables, approximated 40 percent in 2003 and 47 percent in 2002.

      The following table summarizes contractual maturities of owned receivables due after one year by repricing characteristic:

	At December 31, 2003

	Over 1 But
	Within 5	Over 5
	Years	Years

	(In millions)
Receivables at predetermined interest rates	$13,029.6	$51,576.3
Receivables at floating or adjustable rates	6,381.2	8,910.2

Total	$19,410.8	$60,486.5

      Nonaccrual owned consumer receivables totaled $3.1 billion (including $315.2 million relating to foreign operations) at December 31, 2003 and $2.7 billion (including $263.6 million relating to foreign operations) at December 31, 2002. Interest income that would have been recorded if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $413.8 million (including $37.8 million relating to foreign operations) in 2003 and $413.9 million (including $35.7 million relating to foreign operations) in 2002. Interest income that was included in finance and other interest income prior to these loans being placed on nonaccrual status was approximately $210.3 million (including $18.1 million relating to foreign operations) in 2003 and $216.8 million (including $16.2 million relating to foreign operations) in 2002. For an analysis of reserves for credit losses on an owned and managed basis, see our “Analysis of Credit Loss Reserves Activity” in Management’s Discussion and Analysis.

      Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $2.4 billion at December 31, 2003 and $1.8 billion at December 31, 2002. Interest-only strip receivables also included fair value mark-to-market adjustments which increased the balance by $257.1 million at year-end 2003 and $389.2 million at year-end 2002.

      Amounts due and deferred from receivable sales include certain assets established under the recourse provisions for certain receivable sales, including funds deposited in spread accounts, and net customer payments due from (to) the securitization trustee. As a result of the October 11, 2002 downgrade of our commercial paper debt ratings by S&P, we, as servicer of the various securitization trusts, were required to transfer cash collections to the trusts on a daily basis. As a result of the upgrade of our debt ratings following the merger with HSBC, we are no longer required to make daily cash transfers.

      We issued securities backed by dedicated home equity loan receivables of $3.3 billion in 2003 and $7.5 billion in 2002. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. Real estate secured receivables included closed-end real estate secured receivables totaling $8.0 billion at December 31, 2003 and $8.5 billion at December 31, 2002 which secured the outstanding debt related to these transactions.

5.	Asset Securitizations

      We sell auto finance, MasterCard and Visa, private label and personal non-credit card receivables in various securitization transactions. We continue to service and receive servicing fees on the outstanding balance of these securitized receivables. We also retain rights to future cash flows arising from the receivables after the investors receive their contractual return. We have also, in certain cases, retained other subordinated interests in these securitizations. These transactions result in the recording of an interest-only strip receivable which represents the value of the future residual cash flows from securitized receivables. The investors and the securitization trusts have only limited recourse to our assets for failure of debtors to pay. That recourse is limited to our rights to future cash flow and any subordinated interest we retain. Servicing assets and liabilities are not recognized in conjunction with our securitizations since we receive adequate compensation relative to current market rates to service the receivables sold. See Note 1, “Summary of Significant Accounting Policies,” for further discussion on our accounting for interest-only strip receivables.

      Securitization revenue includes income associated with the current and prior period securitization of receivables with limited recourse structured as sales. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

		January 1
	March 29	through	Year Ended December 31,
	through	March 28,
	December 31, 2003	2003	2002	2001

	(In millions)
Net initial gains	$135.0	$40.9	$322.0	$165.7
Net replenishment gains	411.5	136.9	523.2	407.5
Servicing revenue and excess spread	461.2	254.8	1,288.8	1,189.7

Total securitization revenue	$1,007.7	$432.6	$2,134.0	$1,762.9

      Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income decreased $414.8 million in the period March 29 to December 31, 2003, decreased $36.4 million in the period January 1 to March 28, 2003, increased $139.0 million in 2002, and increased $100.6 million in 2001.

      Net initial gains, which represent gross initial gains net of our estimate of probable credit losses under the recourse provisions, and the key economic assumptions used in measuring the net initial gains from securitizations were as follows:

	Auto	MasterCard/	Private	Personal Non-
Year Ended December 31,	Finance	Visa	Label	Credit Card	Total

2003
Net initial gains (in millions)	$56.5	$24.6	$50.8	$44.0	$175.9
Key economic assumptions:(1)
Weighted-average life (in years)	2.1	.4	.7	1.7
Payment speed	35.4%	93.3%	74.5%	43.3%
Expected credit losses (annual rate)	6.1	5.1	5.7	12.0
Discount rate on cash flows	10.0	9.0	10.0	11.0
Cost of funds	2.2	1.8	1.8	2.1
2002
Net initial gains (in millions)	$139.7	$69.6	$57.3	$55.4	$322.0
Key economic assumptions:(1)
Weighted-average life (in years)	2.2	.4	.7	1.4
Payment speed	34.1%	91.8%	72.8%	49.4%
Expected credit losses (annual rate)	5.9	5.4	5.7	9.9
Discount rate on cash flows	10.0	9.0	10.0	11.0
Cost of funds	4.3	3.2	3.3	2.4
2001
Net initial gains (in millions)	$109.3	$7.3	$13.1	$36.0	$165.7
Key economic assumptions:(1)
Weighted-average life (in years)	2.2	.4	.9	1.2
Payment speed	34.2%	93.6%	67.1%	52.3%
Expected credit losses (annual rate)	4.8	5.1	5.5	7.3
Discount rate on cash flows	10.0	9.0	10.0	11.0
Cost of funds	4.5	6.2	5.7	4.2

(1)	Weighted-average annual rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

      Certain securitization trusts, such as credit cards, are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off. These replenishments totaled $30.9 billion in 2003, $26.1 billion in 2002 and $24.7 billion in 2001. Net gains (gross gains less estimated credit losses under the recourse provisions) related to these replenishments were calculated using weighted-average assumptions consistent with those used for calculating gains on initial securitizations and totaled $548.4 million in 2003, $523.2 million in 2002 and $407.5 million in 2001.

      Cash flows received from securitization trusts were as follows:

	Real Estate	Auto	MasterCard/	Private	Personal Non-
Year Ended December 31,	Secured	Finance	Visa	Label	Credit Card	Total

	(In millions)
2003
Proceeds from initial securitizations	—	$1,523.0	$670.0	$1,250.0	$3,320.0	$6,763.0
Servicing fees received	$3.5	117.2	201.8	82.5	135.9	540.9
Other cash flow received on retained interests(1)	10.3	71.7	846.9	249.2	183.0	1,361.1
2002
Proceeds from initial securitizations	—	$3,288.6	$1,557.4	$1,747.2	$3,560.7	$10,153.9
Servicing fees received	$7.4	102.5	203.1	58.0	114.0	485.0
Other cash flow received on retained interests(1)	35.4	174.4	911.3	215.2	184.0	1,520.3
2001
Proceeds from initial securitizations	—	$2,573.9	$261.1	$500.0	$2,123.6	$5,458.6
Servicing fees received	$12.0	84.9	182.9	34.9	90.6	405.3
Other cash flow received on retained interests(1)	67.5	111.9	789.0	157.9	181.1	1,307.4

(1)	Other cash flows include all cash flows from interest-only strip receivables, excluding servicing fees.

      At December 31, 2003, the sensitivity of the current fair value of the interest-only strip receivables to an immediate 10 percent and 20 percent unfavorable change in assumptions are presented in the table below. These sensitivities are based on assumptions used to value our interest-only strip receivables at December 31, 2003.

	Real Estate	Auto	MasterCard/		Personal Non-
	Secured	Finance	Visa	Private Label	Credit Card

	(Dollar amounts are stated in millions)
Carrying value (fair value) of interest-only strip receivables	$4.7	$156.6	$300.6	$146.4	$345.3
Weighted-average life (in years)	.7	1.9	.6	.7	1.6
Payment speed assumption (annual rate)	21.7%	38.1%	80.5%	76.2%	44.2%
Impact on fair value of 10% adverse change	$(.1)	$(30.7)	$(25.5)	$(11.7)	$(26.4)
Impact on fair value of 20% adverse change	(.1)	(58.9)	(48.2)	(21.7)	(51.4)
Expected credit losses (annual rate)	1.8%	7.4%	5.4%	5.8%	10.1%
Impact on fair value of 10% adverse change	$(.2)	$(52.2)	$(28.0)	$(18.1)	$(65.5)
Impact on fair value of 20% adverse change	(.5)	(103.9)	(55.9)	(35.9)	(130.9)
Discount rate on residual cash flows (annual rate)	13.0%	10.0%	9.0%	10.0%	11.0%
Impact on fair value of 10% adverse change	—	$(9.7)	$(3.1)	$(.7)	$(3.8)
Impact on fair value of 20% adverse change	$(.1)	(19.1)	(6.1)	(1.3)	(7.5)
Variable returns to investors (annual rate)	1.3%	—%	1.8%	2.7%	2.2%
Impact on fair value of 10% adverse change	$(.2)	—	$(9.5)	$(8.7)	$(13.9)
Impact on fair value of 20% adverse change	(.4)	—	(19.1)	(17.4)	(27.7)

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

      Static pool credit losses are calculated by summing actual and projected future credit losses and dividing them by the original balance of each pool of asset. Due to the short term revolving nature of MasterCard and Visa and private label receivables, the weighted-average percentage of static pool credit losses is not considered to be materially different from the weighted-average charge-off assumptions used in determining the fair value of our interest-only strip receivables in the table above. At December 31, 2003, static pool credit losses for auto finance loans securitized in 2003 were estimated to be 11.5 percent, for auto finance loans securitized in 2002 were estimated to be 12.9 percent and for auto finance loans securitized in 2001 were estimated to be 15.2 percent.

      Receivables and two-month-and-over contractual delinquency for our managed and serviced with limited recourse portfolios were as follows:

	At December 31,

	2003		2002

	Receivables	Delinquent	Receivables	Delinquent
	Outstanding	Receivables	Outstanding	Receivables

	(In millions)
Managed receivables:
First mortgage(1)	$35.0	9.14%	$44.3	9.71%
Real estate secured	51,414.6	4.35	46,274.7	3.94
Auto finance	8,812.9	3.84	7,442.4	3.65
MasterCard/Visa	21,148.7	4.16	18,952.6	4.12
Private label	17,865.1	4.94	14,916.7	6.03
Personal non-credit card	18,936.0	10.69	19,446.4	9.41

Total consumer	118,212.3	5.39	107,077.1	5.24
Commercial	366.3	—	418.7	—

Total managed receivables	$118,578.6	5.37%	$107,495.8	5.22%

Receivables serviced with limited recourse:
Real estate secured	$(193.6)	11.05%	$(456.2)	6.82%
Auto finance	(4,674.8)	5.01	(5,418.6)	3.54
MasterCard/Visa	(9,966.7)	2.38	(10,006.1)	2.46
Private label	(5,261.3)	3.79	(3,577.1)	4.96
Personal non-credit card	(6,104.0)	12.12	(5,475.5)	10.60

Total receivables serviced with limited recourse	(26,200.4)	5.47	(24,933.5)	4.92

Owned consumer receivables	$92,011.9	5.36%	$82,143.6	5.34%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

      Average receivables and net charge-offs for our managed and serviced with limited recourse portfolios were as follows:

	Year Ended December 31,

	2003		2002

	Average	Net	Average	Net
	Receivables	Charge-offs	Receivables	Charge-offs

	(In millions)
Managed receivables:
First mortgage(1)	$39.1	.77%	$54.0	3.70%
Real estate secured	50,123.8	1.00	47,829.8	.92
Auto finance	7,918.4	7.00	6,942.0	6.63
MasterCard/Visa	19,271.9	7.26	17,246.2	7.12
Private label	16,015.6	5.62	13,615.1	5.75
Personal non-credit card	19,040.9	9.97	18,837.1	8.32

Total consumer	112,409.7	4.67	104,524.2	4.28
Commercial	391.4	.46	429.1	(.40)

Total managed receivables	$112,801.1	4.66%	$104,953.3	4.26%

	Year Ended December 31,

	2003		2002

	Average	Net	Average	Net
	Receivables	Charge-offs	Receivables	Charge-offs

	(In millions)
Receivables serviced with limited recourse:
Real estate secured	$(271.9)	1.69%	$(572.1)	1.26%
Auto finance	(4,998.7)	8.22	(4,412.6)	7.00
MasterCard/Visa	(9,755.0)	5.38	(9,677.1)	5.28
Private label	(4,073.4)	5.25	(2,840.4)	3.75
Personal non-credit card	(5,031.6)	10.17	(4,869.1)	8.49

Total receivables serviced with limited recourse	(24,130.6)	6.91	(22,371.3)	6.02

Owned consumer receivables	$88,279.1	4.06%	$82,152.9	3.81%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

6.     Acquired Intangibles

      Acquired intangibles consisted of the following:

		Accumulated	Carrying
	Gross	Amortization	Value

	(In millions)
December 31, 2003
Purchased credit card relationships and related programs	$1,522.6	$160.0	$1,362.6
Retail services merchant relationships	270.1	41.1	229.0
Other loan related relationships	326.1	33.8	292.3
Trade names	716.9	—	716.9
Technology, customer lists and other contracts	281.0	26.0	255.0

Acquired intangibles	$3,116.7	$260.9	$2,855.8

December 31, 2002
Purchased credit card relationships	$1,038.6	$670.8	$367.8
Other intangibles	26.5	7.9	18.6

Acquired intangibles	$1,065.1	$678.7	$386.4

      Weighted-average amortization periods for our acquired intangibles as of December 31, 2003 were as follows:

(In months)
Purchased credit card relationships and related programs	74
Retail services merchant relationships	60
Other loan related relationships	110
Technology, customer lists and other contracts	61

Acquired intangibles	73

      Acquired intangible amortization expense totaled $245.5 million in the period March 29 through December 31, 2003, $12.3 million in the period January 1 through March 28, 2003, $57.8 million in 2002 and $99.0 million in 2001.

      Estimated amortization expense associated with our acquired intangibles for each of the following years is as follows:

Year Ending December 31,
(In millions)
2004	$355.5
2005	334.8
2006	327.4
2007	309.8
2008	216.4

7.     Goodwill

      Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill recorded in past business combinations ceased upon adoption of the statement on January 1, 2002. Completion of the transitional goodwill impairment test in 2002 resulted in none of our goodwill being impaired.

      As a result of push-down accounting, goodwill of approximately $6.6 billion was recorded upon completion of HSBC’s acquisition of Household. This replaced $1.1 billion of goodwill related to previous acquisitions that was recorded prior to the merger. Goodwill established as a result of the merger has not been allocated to our reportable segments, which is consistent with management’s view of our reportable segment results.

      Beginning January 1, 2002, goodwill is reviewed for impairment annually using discounted cash flows but impairment may be reviewed earlier if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment. Our goodwill was not impaired prior to our merger with HSBC on March 28, 2003. Consistent with business combination guidance, our goodwill will not be tested again for impairment until 2004 as no circumstances indicating impairment have arisen subsequent to the merger. For purposes of conducting impairment testing, our goodwill will be allocated to our operating units in 2004.

      The following table discloses the impact of goodwill amortization on net income for the periods indicated.

	March 29	January 1
	through	through	Year Ended December 31,
	December 31,	March 28,
	2003	2003	2002	2001

	(In millions)
Reported net income	$1,419.5	$245.7	$1,557.8	$1,847.6
Add back: Goodwill amortization, net	—	—	—	46.4

Adjusted net income	$1,419.5	$245.7	$1,557.8	$1,894.0

8.     Properties and Equipment, Net

	At December 31,
			Depreciable
	2003	2002	Life

	(In millions)
Land	$28.5	$33.6	—
Buildings and improvements	266.6	576.0	10-40 years
Furniture and equipment	333.1	999.0	3 – 10

Total	628.2	1,608.6
Accumulated depreciation and amortization	101.0	1,073.5

Properties and equipment, net	$527.2	$535.1

      As a result of our merger with HSBC, the amortized cost of our property and equipment was adjusted to fair market value and accumulated depreciation and amortization on a “predecessor” basis was eliminated at the time of the merger.

      Depreciation and amortization expense totaled $101.0 million in the period March 29 through December 31, 2003, $33.1 million in the period January 1 through March 28, 2003, $138.7 million in 2002, and $139.7 million in 2001.

9.     Deposits

	At December 31,

	2003		2002

		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate

	(All dollar amounts are stated in millions)
Domestic
Time certificates	—	—	$22.3	4.4%
Savings accounts	—	—	24.3	2.1
Demand accounts	—	—	11.1	1.4

Total domestic deposits	—	—	57.7	2.9

Foreign
Time certificates	$168.4	3.6%	704.8	4.0
Savings accounts	61.7	1.8	57.4	2.1
Demand accounts	1.4	—	1.3	—

Total foreign deposits	231.5	3.1	763.5	3.8

Total deposits	$231.5	3.1%	$821.2	3.7%

      In conjunction with the fourth quarter 2002 sale of substantially all of the assets and deposits of the Thrift, we sold $4.3 billion in domestic deposits. The remaining domestic deposits were sold in the first quarter of 2003.

      Average deposits and related weighted-average interest rates were as follows:

	Year Ended December 31,

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
	Average	Average	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate	Deposits	Rate

	(All dollar amounts are stated in millions)
Domestic
Time certificates	$1.1	4.4%	$5,145.8	6.9%	$6,468.5	6.5%
Savings and demand accounts	.1	1.9	97.8	.8	119.7	.6

Total domestic deposits	1.2	2.9	5,243.6	6.8	6,588.2	6.4

Foreign
Time certificates	952.6	3.5	417.3	3.9	1,172.8	5.7
Savings and demand accounts	37.9	2.8	178.0	3.2	192.2	4.5

Total foreign deposits	990.5	3.5	595.3	3.7	1,365.0	5.5

Total deposits	$991.7	3.5%	$5,838.9	6.5%	$7,953.2	6.3%

      Interest expense on total deposits was $27.7 million in the period March 29 through December 31, 2003, $8.3 million in the period January 1 through March 28, 2003, $380.0 million in 2002 and $498.6 million in 2001. Interest expense on domestic deposits was insignificant in 2003, $358.0 million in 2002 and $423.7 million in 2001.

      Maturities of time certificates in amounts of $100,000 or more at December 31, 2003, all of which were foreign, were:

(In millions)
3 months or less	$142.3
Over 3 months through 6 months	9.9
Over 6 months through 12 months	5.4
Over 12 months	10.7

Total	$168.3

      Contractual maturities of time certificates within each interest rate range at December 31, 2003 were as follows:

	2004	2005	2006	2007	Total

	(In millions)
Interest Rate
4.00%	$152.3	—	—	—	$152.3
4.00% – 5.99%	5.4	$1.8	—	$8.9	16.1

Total	$157.7	$1.8	—	$8.9	$168.4

10.     Commercial Paper, Bank and Other Borrowings

		Bank and
	Commercial	Other
	Paper	Borrowings	Total

	(All dollar amounts are stated in millions)
2003
Balance	$8,256.7	$865.7	$9,122.4
Highest aggregate month-end balance			9,855.9
Average borrowings	6,357.1	1,187.2	7,544.3
Weighted-average interest rate:
At year-end	1.2%	3.6%	1.4%
Paid during year	1.6	3.9	2.0
2002
Balance	$4,605.3	$1,523.0	$6,128.3
Highest aggregate month-end balance			13,270.0
Average borrowings	6,830.4	1,472.6	8,303.0
Weighted-average interest rate:
At year-end	1.8%	3.9%	2.4%
Paid during year	1.9	3.4	2.2
2001
Balance	$9,141.2	$2,883.1	$12,024.3
Highest aggregate month-end balance			13,926.4
Average borrowings	9,221.1	2,240.1	11,461.2
Weighted-average interest rate:
At year-end	2.0%	2.6%	2.2%
Paid during year	4.1	3.9	4.0

      Commercial paper included obligations of foreign subsidiaries of $307.2 million at December 31, 2003, $497.1 million at December 31, 2002 and $374.7 million at December 31, 2001. Bank and other borrowings included obligations of foreign subsidiaries of $831.5 million at December 31, 2003, $1.5 billion at December 31, 2002 and $713.6 million at December 31, 2001.

      Interest expense for commercial paper, bank and other borrowings totaled $130.4 million in the period March 29 through December 31, 2003, $19.0 million in the period January 1 through March 28, 2003, $180.8 million in 2002 and $463.2 million in 2001.

      We maintain various bank credit agreements primarily to support commercial paper borrowings and also to provide funding in the U.K. We had committed back-up lines and other bank lines of $15.8 billion at December 31, 2003, including $7.0 billion with HSBC, and $13.9 billion at December 31, 2002. The U.K. had drawn $4.1 billion on its bank lines of credit, including $3.4 billion drawn on HSBC lines, at December 31, 2003 and $1.4 billion at December 31, 2002. Formal credit lines are reviewed annually and expire at various dates through 2007. Borrowings under these lines generally are available at a surcharge over LIBOR. None of the U.S. lines contain material adverse change clauses which could restrict availability. Because we expect our U.K. subsidiary to receive its 2004 funding directly from HSBC, we expect to eliminate its third-party back-up lines in 2004. Annual commitment fee requirements to support availability of these lines at December 31, 2003 totaled $10.0 million and included $1.6 million for the HSBC lines.

11.	Senior and Senior Subordinated Debt (With Original Maturities Over One Year)

	At December 31,

	2003	2002

	(All dollar amounts are
	stated in millions)
Senior Debt
Fixed rate:
8.875% Adjustable Conversion-Rate Equity Security Units	$519.1	$511.0
Secured financings:
7.00% to 7.49%; due 2004 to 2005	79.4	120.1
7.50% to 7.99%; due 2004 to 2005	16.0	24.2
8.00% to 8.99%; due 2004 to 2005	17.4	26.3
Other fixed rate senior debt:
2.15% to 3.99%; due 2004 to 2008	3,539.3	496.7
4.00% to 4.99%; due 2004 to 2023	8,152.4	1,967.1
5.00% to 5.49%; due 2004 to 2023	5,029.4	4,748.1
5.50% to 5.99%; due 2004 to 2023	6,204.9	5,704.2
6.00% to 6.49%; due 2004 to 2033	9,589.6	9,529.7
6.50% to 6.99%; due 2004 to 2033	9,186.1	9,788.6
7.00% to 7.49%; due 2004 to 2032	6,729.9	8,108.5
7.50% to 7.99%; due 2004 to 2032	7,752.6	7,956.9
8.00% to 9.25%; due 2004 to 2012	3,537.3	3,809.1
Variable interest rate:
Secured financings — 1.89% to 2.62%; due 2004 to 2009	6,610.7	7,314.0
Other variable interest rate senior debt — 1.17% to 5.00%; due 2004 to 2018	8,503.5	14,743.8
Senior Subordinated Debt — 4.56%, due 2005	170.0	170.0
Junior Subordinated Notes Issued to Capital Trusts	721.7	—
Company Obligated Mandatorily Redeemable Preferred Securities of Capital Trusts	—	975.0
Unamortized Discount	(84.1)	(242.1)
Purchase Accounting Fair Value Adjustments	3,189.2	—

Total senior and senior subordinated debt	$79,464.4	$75,751.2

      Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our senior and senior subordinated debt at fair value at the merger date.

      Secured financings of $6.7 billion at December 31, 2003 are secured by $8.0 billion of real estate secured receivables. Secured financings of $7.5 billion at December 31, 2002 are secured by $8.5 billion of real estate secured receivables.

      At December 31, 2003, senior and senior subordinated debt included carrying value adjustments relating to derivative financial instruments which decreased the debt balance by $89.1 million and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $3.3 billion. At December 31, 2002, senior and senior subordinated debt included carrying value adjustments relating to derivative financial instruments which increased the debt balance by $2.4 billion and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $989.3 million.

      Weighted-average interest rates were 5.1 percent at December 31, 2003 (excluding purchase accounting adjustments) and 5.0 percent at December 31, 2002. Interest expense for senior and senior subordinated debt was $1.5 billion in the period March 29 through December 31, 2003, $792.0 million in the period January 1 through March 28, 2003, $3.3 billion in 2002 and $3.2 billion in 2001. The most restrictive financial covenants contained in the terms of our debt agreements are the maintenance of a minimum shareholder’s equity of $5.8 billion for Household Finance Corporation (“HFC”), a wholly owned subsidiary of Household, which is substantially lower than HFC’s shareholder’s equity of $13.7 billion at December 31, 2003. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 12, “Derivative Financial Instruments, Forward Purchase Agreements and Concentrations of Credit Risk.”

      In 2002, we issued $542 million of 8.875 percent Adjustable Conversion-Rate Equity Security Units. The Adjustable Conversion-Rate Equity Security Units each consist of an HFC senior unsecured note with a principal amount of $25 and a contract to purchase, for $25, between 2.6041 and 3.1249 HSBC ordinary shares, depending on the market value at the time, on February 15, 2006 or 2.6041 HSBC ordinary shares if early settlement is elected by the holder. The senior unsecured notes will mature on February 15, 2008. The net proceeds from the sale of the units were allocated between the purchase contracts and the senior unsecured notes in our balance sheet based on the fair value of each at the date of the offering. During 2003, 19.6 million stock purchase contracts were exercised. At December 31, 2003, unexercised stock purchase contracts totaled 2.1 million.

      The following table summarizes our junior subordinated notes issued to capital trusts (“Junior Subordinated Notes”) and the related company obligated mandatorily redeemable preferred securities (“Preferred Securities”):

			Household		Household
	Household Capital	Household Capital	Capital	Household Capital	Capital
	Trust VII	Trust VI	Trust V	Trust IV	Trust I
	(“HCT VII”)	(“HCT VI”)	(“HCT V”)	(“HCT IV”)(1)	(“HCT I”)(1)

	(All dollars amounts are stated in millions)
Junior Subordinated Notes:
Principal balance	$206.2	$206.2	$309.3	$206.2	$77.3
Interest rate	7.5%	8.25%	10.0%	7.25%	8.25%
Redeemable by issuer	November 2006	January 2006	June 2005	March 2003	June 2000
Stated maturity	November 2031	January 2031	June 2030	December 2037	June 2025
Preferred Securities:
Rate	7.5%	8.25%	10.0%	7.25%	8.25%
Face value	$200	$200	$300	$200	$75
Issue date	November 2001	January 2001	June 2000	March 1998	June 1995

(1)	Redeemed in 2003.

      As of December 31, 2003, we adopted FASB Interpretation Number 46, “Consolidation of Variable Interest Entities”, as revised in December 2003. Upon adoption, we deconsolidated all of the previously established capital trust entities which issued common securities to Household and preferred securities to third parties. These trusts invested the proceeds of those offerings in junior subordinated notes of Household. As a result of the deconsolidation of those trusts, we are reporting the previously issued Junior Subordinated Notes on our balance sheet rather than the Preferred Securities issued by the capital trusts. HCT I, HCT IV, HCT V, HCT VI and HCT VII (collectively, “the Trusts”) were consolidated subsidiaries of Household at December 31, 2002.

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

      Our obligations with respect to the Junior Subordinated Notes, when considered together with certain undertakings of Household with respect to the Trusts, constitute full and unconditional guarantees by us of the Trusts’ obligations under the respective Preferred Securities.

      Maturities of senior and senior subordinated debt at December 31, 2003 were as follows:

(In millions)
2004	$13,368.9
2005	12,676.5
2006	9,336.3
2007	6,610.2
2008	10,063.8
Thereafter	27,408.7

Total	$79,464.4

      Certain of our senior and senior subordinated debt may be redeemed prior to its stated maturity.

12.	Derivative Financial Instruments, Forward Purchase Agreements and Concentrations of Credit Risk

      In the normal course of business and in connection with our asset/liability management program, we enter into various transactions involving derivative financial instruments. These instruments primarily are used to manage our exposure to fluctuations in interest rates and currency exchange rates. We do not serve as a financial intermediary to make markets in any derivative financial instruments. We have a comprehensive program to address potential financial risks such as liquidity, interest rate, currency and counterparty credit risk. Historically the Finance Committee of the Board of Directors had set acceptable limits for each of these risks annually and reviewed the limits semiannually. As a result of the active involvement and guidance provided by HSBC, the Finance Committee was dissolved in the first quarter of 2004. In addition, the Household asset liability committee (“ALCO”) meets regularly to review risks and approve appropriate risk management strategies within limits established by the Board of Directors and HSBC. For further information on our strategies for managing interest rate and foreign exchange rate risk, see the “Risk Management” section within our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

      Forwards and futures are agreements between two parties, committing one to sell and the other to buy a specific quantity of an instrument on some future date. The parties agree to buy or sell at a specified price in the future, and their profit or loss is determined by the difference between the arranged price and the level of the spot price when the contract is settled. We have used both interest rate and foreign exchange rate forward contracts as well as interest rate futures contracts. We use foreign exchange rate forward contracts to reduce our exposure to foreign currency exchange risk. Interest rate forward and futures contracts are used to hedge resets of interest rates on our floating rate assets and liabilities. Cash requirements for forward contracts include the receipt or payment of cash upon the sale or purchase of the instrument.

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

      Market and Credit Risk By utilizing derivative financial instruments, we are exposed to varying degrees of market and credit risk.

      Market risk is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. We mitigate this risk by establishing limits for positions and other controls.

      Counterparty credit risk is the possibility that a loss may occur because the counterparty to a transaction fails to perform according to the terms of the contract. We control the counterparty credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits and ongoing monitoring procedures. Our exposure to credit risk for futures is limited as these contracts are traded on organized exchanges. Each day, changes in futures contract values are settled in cash. In contrast, swap agreements and forward contracts have credit risk relating to the performance of the counterparty. During the third quarter of 2003, we began utilizing an affiliate, HSBC Bank USA, as the primary provider of new domestic derivative products. We have never suffered a loss due to counterparty failure.

      Going forward, it is expected that most of our existing third party derivative contracts will be assigned to HSBC subsidiaries, making them our primary counterparties in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which are recorded in our balance sheet as other assets or derivative related liabilities and totaled $.4 billion at December 31, 2003. Affiliate swap counterparties generally provide collateral in the form of securities which are not recorded on our balance sheet and totaled $.5 billion at December 31, 2003. At December 31, 2003, we had derivative contracts with a notional value of approximately $68.4 billion, including $39.7 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

      Fair Value and Cash Flow Hedges To manage our exposure to changes in interest rates, we enter into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under SFAS No. 133. The critical terms of interest rate swaps are designed to match those of the hedged items, enabling the application of the shortcut method of accounting as defined by SFAS No. 133. Under the Financial Accounting Standards Board’s interpretations of SFAS No. 133, the shortcut method of accounting was no longer allowed for interest rate swaps which were outstanding at the time of the HSBC merger. Prior to December 31, 2003, we restructured our interest rate swap portfolio to regain use of the shortcut method and to reduce the potential volatility of future earnings. As of December 31, 2003, 85 percent of our swap portfolio (based on notional amounts) were accounted for using the shortcut method. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings during the current period as a component of other income. Although the critical terms of currency swaps are designed to match those of the hedged items, SFAS No. 133 does not allow shortcut method accounting for this type of hedge. Therefore, there may be minimal ineffectiveness which is reported in current period earnings.

      Fair value hedges include interest rate swaps which convert our fixed rate debt or assets to variable rate debt or assets and currency swaps which convert debt issued from one currency into pay variable debt of the appropriate functional currency. Hedge ineffectiveness associated with fair value hedges is recorded as other income and was a gain of $82.4 million ($52.7 million after tax) in the period March 29 through December 31, 2003, a gain of $2.5 million ($1.6 million after tax) in the period January 1 through March 28, 2003, a loss of $5.3 million ($3.4 million after tax) in 2002 and a gain of $.2 million ($.1 million after tax) in 2001. The gain for the period March 29 through December 31, 2003 includes $79.8 million ($51.0 million after-tax) resulting from the discontinuation of the shortcut method of accounting for our interest rate swaps due to the merger. All of our fair value hedges were associated with debt during 2003, 2002 and 2001. We recorded fair value adjustments for open fair value hedges which increased the carrying value of our debt by $88.5 million at December 31, 2003 and $1.8 billion at December 31, 2002. Fair value adjustments for open fair value hedges on a “predecessor” basis are included in the purchase accounting fair value adjustment to debt as a result of push-down accounting effective March 29, 2003 when the “successor” period began.

      Cash flow hedges include interest rate swaps which convert our variable rate debt or assets to fixed rate debt or assets and currency swaps which convert debt issued from one currency into pay fixed debt of the appropriate functional currency. Gains and (losses) on derivative instruments designated as cash flow hedges (net of tax) are reported in accumulated other comprehensive income and totaled a gain of $97.4 million at December 31, 2003 and a loss of ($736.5) million at December 31, 2002. Accumulated other comprehensive income on a “predecessor” basis was eliminated as a result of push-down accounting effective March 29, 2003 when the “successor” period began. We expect $51.9 million ($32.9 million after-tax) of currently unrealized net gains will be reclassified to earnings within one year, however, these unrealized gains will be offset by increased interest expense associated with the variable cash flows of the hedged items and will result in no net economic impact to our earnings. Hedge ineffectiveness associated with cash flow hedges is recorded as other income and was immaterial in 2003, 2002 and 2001.

      At December 31, 2003, $3.1 billion of derivative instruments, at fair value, were recorded in derivative financial assets and $151.3 million in derivative related liabilities. At December 31, 2002, $1.9 billion of derivative instruments, at fair value, were recorded in derivative financial assets and $187.0 million in derivative related liabilities.

      Information related to deferred gains and losses on terminated derivatives was as follows:

	2003	2002

	(In millions)
Deferred gains	$137.7	$682.4
Deferred losses	315.3	139.1
Weighted-average amortization period:
Deferred gains	6.0 years	4.8 years
Deferred losses	8.7	2.8
Increases (decreases) to carrying values resulting from net deferred gains and losses:
Senior and senior subordinated debt	$(177.6)	$560.1
Accumulated other comprehensive income	—	(16.8)

      Amortization of net deferred gains (losses) totaled ($7.3) million in the period March 29 through December 31, 2003, $80.3 million in the period January 1 through March 28, 2003, $155.9 million in 2002 and $43.6 million in 2001.

      Hedges of Net Investments in Foreign Operations From time to time, we may use forward-exchange contracts and foreign currency options to hedge our net investments in foreign operations. We use these hedges to protect against adverse movements in exchange rates. Net gains and (losses) (net of tax) related to these derivatives are included in accumulated other comprehensive income and totaled $.1 million in the period March 29 through December 31, 2003, ($11.9) million in the period January 1 through March 28, 2003, $(85.9) million in 2002 and $8.9 million in 2001.

      Non-Qualifying Hedging Activities We may also use forward rate agreements, interest rate caps, exchange traded futures, and some interest rate swaps which are not designated as hedges under SFAS No. 133. These financial instruments are economic hedges that are not linked to specific assets and liabilities that appear on our balance sheet and do not qualify for hedge accounting. These derivatives are primarily used to minimize our exposure to changes in interest rates. Net fair value gains (losses) on derivatives which were not designated as hedges are reported as other income and totaled $(7.1) million ($4.5 million after tax) in the period March 29 through December 31, 2003, $(1.0) million ($(.7) million after tax) in the period January 1 through March 28, 2003, $8.0 million ($5.1 million after-tax) in 2002 and $(.3) million ($(.2) million after-tax) in 2001.

      Derivative Financial Instruments The following table summarizes derivative financial instrument activity:

	Exchange Traded			Non-Exchange Traded

	Interest Rate Futures					Foreign Exchange Rate		Interest Rate
	Contracts					Contracts		Forward Contracts
			Options	Interest	Currency					Caps and
	Purchased	Sold	Purchased	Rate Swaps	Swaps	Purchased	Sold	Purchased	Sold	Floors	Total

2003
Notional amount, 2002	—	—	$3,400.0	$44,506.4	$11,660.6	$376.5	$(2,524.4)	$159.1	—	$7,221.0	$69,848.0
New contracts	$600.0	$(600.0)	—	7,600.7	1,219.1	20,102.1	(17,547.8)	905.9	—	—	48,575.6
New contracts purchased from subsidiaries of HSBC	—	—	3,385.0	25,369.7	10,399.3	3,143.5	(642.4)	173.5	—	4,332.8	47,446.2
Matured or expired contracts	—	—	(4,404.0)	(15,137.2)	(1,401.2)	(3,190.3)	912.2	(506.0)	—	(4,926.4)	(30,477.3)
Terminated contracts	—	—	(481.0)	(11,984.4)	(146.2)	—	—	(559.0)	—	—	(13,170.6)
In-substance maturities(1)	(600.0)	600.0	—	—	—	(19,208.6)	19,208.6	—	—	—	(39,617.2)
Assignment of contracts to subsidiaries of HSBC	—	—	—	(9,043.2)	(5,193.7)	—	—	—	—	—	(14,236.9)
Loss of shortcut accounting (2):
Terminated contracts	—	—	—	(26,530.1)	—	—	—	—	—	—	(26,530.1)
New contracts		—	—	26,530.1		—	—	—	—	—	26,530.1

Notional amount, 2003	$—	$—	$1,900.0	$41,312.0	$16,537.9	$1,223.2	$(593.8)	$173.5	—	$6,627.4	$68,367.8

Fair value, 2003(3):
Fair value hedges	—	—	—	$72.7	$115.2	$.4	$(23.3)	—	—	—	$165.0
Cash flow hedges	—	—	—	(147.0)	2,905.5	40.9	—	—	—	—	2,799.4
Net investment in foreign operations	—	—	—	—	—	—	—	—	—	—	—
Non-hedging derivatives	—	—	—	2.1	—	—	—	$(.1)	—	—	2.0

Total	—	—	—	$(72.2)	$3,020.7	$41.3	$(23.3)	$(.1)	—	—	$2,966.4

2002
Notional amount, 2001	$1,419.0	$(9,000.0)	$2,000.0	$30,483.3	$8,694.4	$109.1	$(1,201.5)	$499.6	$—	$3,012.6	$56,419.5
New contracts	23,113.0	(8,218.0)	8,800.0	30,374.6	4,415.3	23,572.2	(24,350.2)	968.9	(39.4)	6,161.6	130,013.2
Matured or expired contracts	(7,932.0)	618.0	(3,400.0)	(10,385.0)	(917.1)	(1,609.8)	1,362.5	(1,159.9)	39.4	(1,945.0)	(29,368.7)
Terminated contracts	—	—	(4,000.0)	(5,966.5)	(532.0)	(30.2)	—	(149.5)	—	(8.2)	(10,686.4)
In-substance maturities(1)	(16,600.0)	16,600.0	—	—	—	(21,664.8)	21,664.8	—	—	—	(76,529.6)

Notional amount, 2002	$—	$—	$3,400.0	$44,506.4	$11,660.6	$376.5	$(2,524.4)	$159.1	$—	$7,221.0	$69,848.0
Fair value, 2002(3):
Fair value hedges	—	—	—	$1,819.2	$22.0	—	—	—	—	—	$1,841.2
Cash flow hedges	—	—	—	(514.7)	369.3	—	—	—	—	—	(145.4)
Net investment in foreign operations	—	—	—	—	—	$1.3	$(31.2)	—	—	—	(29.9)
Non-hedging derivatives	—	—	—	5.1	—	—	—	—	—	$5.5	10.6

Total	—	—	—	$1,309.6	$391.3	$1.3	$(31.2)	—	—	$5.5	$1,676.5

2001
Notional amount, 2000	—	—	—	$25,708.3	$7,297.9	$9.1	$(245.1)	$447.9	—	$2,675.5	$36,383.8
New contracts	$36,675.0	$(22,706.0)	$4,750.0	22,259.0	2,481.6	9,347.4	(10,325.0)	2,074.5	—	3,481.8	114,100.3
Matured or expired contracts	(21,850.0)	300.0	—	(7,651.3)	(919.5)	(51.3)	172.5	(1,991.4)	—	(2,297.7)	(35,233.7)
Terminated contracts	—	—	(2,750.0)	(9,832.7)	(165.6)	—	—	(31.4)	—	(847.0)	(13,626.7)
In-substance maturities(1)	(13,406.0)	13,406.0	—	—	—	(9,196.1)	9,196.1	—	—	—	(45,204.2)

Notional amount, 2001.	$1,419.0	$(9,000.0)	$2,000.0	$30,483.3	$8,694.4	$109.1	$(1,201.5)	$499.6	—	$3,012.6	$56,419.5

Fair value, 2001(3):
Fair value hedges	—	—	—	$(152.9)	$67.2	—	—	—	—	—	$(85.7)
Cash flow hedges	—	—	—	(348.1)	(1,084.6)	$2.5	$1.7	—	—	—	(1,428.5)
Non-hedging derivatives	$.4	$(3.4)	$.4	3.4	—	—	(3.0)	$(1.6)	—	$(.2)	(4.0)

Total	$.4	$(3.4)	$.4	$(497.6)	$(1,017.4)	$2.5	$(1.3)	$(1.6)	—	$(.2)	$(1,518.2)

(1)	Represent contracts terminated as the market execution technique of closing the transaction either (a) just prior to maturity to avoid delivery of the underlying instrument or (b) at the maturity of the underlying items being hedged.
(2)	Under the Financial Accounting Standards Board’s interpretations of SFAS No. 133, the shortcut method of accounting was no longer allowed for interest rate swaps which were outstanding at the time of the merger. During 2003, we restructured our interest rate swap portfolio to regain use of the shortcut method and to reduce the potential volatility of future earnings.
(3)	(Bracketed) unbracketed amounts represent amounts to be (paid) received by us had these positions been closed out at the respective balance sheet date. Bracketed amounts do not necessarily represent risk of loss as the fair value of the derivative financial instrument and the items being hedged must be evaluated together. See Note 15, “Fair Value of Financial Instruments,” for further discussion of the relationship between the fair value of our assets and liabilities.

     We operate in three functional currencies, the U.S. dollar, the British pound and the Canadian dollar. The U.S. dollar is the functional currency for exchange-traded interest rate futures contracts and options. Non-exchange traded instruments are restated in U.S. dollars by country as follows:

			Foreign Exchange
	Interest		Rate Contracts		Interest Rate	Other Risk
	Rate	Currency			Forward Contracts	Management
	Swaps	Swaps	Purchased	Sold	Purchased	Instruments

	(In millions)
2003
United States	$39,653.5	$14,994.7	$1,223.2	$(592.9)	—	$6,595.2
Canada	404.8	—	—	(.9)	$173.5	—
United Kingdom	1,253.7	1,543.2	—	—	—	32.2

	$41,312.0	$16,537.9	$1,223.2	$(593.8)	$173.5	$6,627.4

2002
United States	$42,682.3	$10,210.3	$351.0	$(2,524.4)	—	$7,194.2
Canada	270.4	—	—	—	$159.1	—
United Kingdom	1,553.7	1,450.3	25.5	—	—	26.8

	$44,506.4	$11,660.6	$376.5	$(2,524.4)	$159.1	$7,221.0

2001
United States	$28,405.2	$7,259.8	$109.1	$(1,199.5)	—	$2,989.9
Canada	287.5	—	—	(2.0)	$499.6	—
United Kingdom	1,790.6	1,434.6	—	—	—	22.7

	$30,483.3	$8,694.4	$109.1	$(1,201.5)	$499.6	$3,012.6

      The table below reflects the items hedged using derivative financial instruments which qualify for hedge accounting at December 31, 2003. The critical terms of the derivative financial instruments have been designed to match those of the related asset or liability.

			Foreign
	Interest Rate	Currency	Exchange
	Swaps	Swaps	Rate Contracts

	(In millions)
Investment securities	$6.4	—	—
Commercial paper, bank and other borrowings	607.2	—	$1,245.3
Senior and senior subordinated debt	40,698.4	$16,537.9	—
Advances to foreign subsidiaries	—	—	571.7

Total items hedged using derivative financial instruments	$41,312.0	$16,537.9	$1,817.0

      The following table summarizes the maturities and related weighted-average receive/pay rates of interest rate swaps outstanding at December 31, 2003:

	2004	2005	2006	2007	2008	2009	Thereafter	Total

	(All dollar amounts are stated in millions)
Pay a fixed rate/receive a floating rate:
Notional value	$5,463.6	$4,981.6	$2,764.7	$1,857.4	$453.0	—	$326.7	$15,847.0
Weighted-average receive rate	1.66%	1.73%	1.24%	1.13%	1.26%	—	4.70%	1.60%
Weighted-average pay rate	3.04	2.90	3.38	2.81	3.94	—	5.46	3.10
Pay a floating rate/receive a fixed rate:
Notional value	$350.6	$133.0	$57.8	$2,588.4	$5,010.0	$1,458.4	$15,866.8	$25,465.0
Weighted-average receive rate	1.19%	1.59%	3.74%	3.00%	3.48%	3.81%	4.82%	4.25%
Weighted-average pay rate	1.14	3.55	2.75	1.33	1.25	1.16	1.25	1.27

Total notional value	$5,814.2	$5,114.6	$2,822.5	$4,445.8	$5,463.0	$1,458.4	$16,193.5	$41,312.0

Total weighted-average rates on swaps:
Receive rate	1.63%	1.73%	1.30%	2.22%	3.30%	3.81%	4.82%	3.23%
Pay rate	2.92	2.91	3.37	1.95	1.47	1.16	1.34	1.97

      The floating rates that we pay or receive are based on spot rates from independent market sources for the index contained in each interest rate swap contract, which generally are based on either 1-, 3- or 6-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates also impact the interest rate on the underlying assets or liabilities. We use derivative financial instruments to hedge the interest rate inherent in balance sheet assets and liabilities, which manages the volatility of net interest margin resulting from changes in interest rates on the underlying hedged items. Had we not utilized these instruments, owned net interest margin would have decreased by 70 basis points in 2003, decreased by 31 basis points in 2002 and increased by 13 basis points in 2001.

      Forward Purchase Agreements At December 31, 2002, we had agreements to purchase, on a forward basis, approximately 4.9 million shares of our common stock at a weighted-average forward price of $53.05 per share. As a result of settlements under these forward contracts, we received 2.9 million shares of Household common stock at an average cost of $57.34 per share during the period January 1 through March 28, 2003, 4.7 million shares at an average cost of $58.91 per share during 2002 and 9.8 million shares at an average cost of $47.03 per share in 2001. Upon completion of our acquisition by HSBC, outstanding forward agreements were converted into agreements to purchase HSBC Ordinary Shares on a forward basis. At that time, a liability was established as part of the purchase accounting adjustments for the estimated settlement value of the forward contracts outstanding. On April 30, 2003, we elected to net cash settle all open forward purchase agreements with the counterparty which resulted in a payment of approximately $36.7 million being made to the counterparty.

      Concentrations of Credit Risk A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions.

      Because we primarily lend to consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total owned or managed receivables at December 31, 2003 and 2002. We lend nationwide and our receivables are distributed as follows at December 31, 2003:

	Percent of Total	Percent of Total
	Owned Domestic	Managed Domestic
State/Region	Receivables	Receivables

California	14%	14%
Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	22	23
Southeast (AL, FL, GA, KY, MS, NC, SC, TN)	20	19
Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)	15	15
Southwest (AZ, AR, LA, NM, OK, TX)	10	11
Northeast (CT, ME, MA, NH, NY, RI, VT)	10	10
West (AK, CO, HI, ID, MT, NV, OR, UT, WA, WY)	9	8

13.     Preferred Stock

	At December 31,

	2003	2002

	(All dollar amounts
	are stated in millions)
Series A 6.5% Cumulative Preferred Stock	$1,100.0	—
7.625% preferred stock	—	$350.0
7.60% preferred stock	—	387.4
7.50% preferred stock	—	291.4
$4.30 preferred stock	—	83.6
$4.50 preferred stock	—	10.4
5.00% preferred stock	—	20.4
8.25% preferred stock	—	50.0

Total preferred stock	$1,100.0	$1,193.2

      As of December 31, 2003, there were 1,100 shares of the Series A Cumulative Preferred Stock (“Series A preferred stock”) outstanding, all of which were held by HSBC. Dividends are cumulative and payable annually at a rate of 6.5 percent. The Series A preferred stock may be redeemed at our option after March 31, 2008. The redemption and liquidation value is $1 million per share plus accrued and unpaid dividends. HSBC is entitled to payment before any capital distribution is made to the common shareholder. HSBC is entitled to vote with the holder of our common stock on matters including the dissolution, liquidation or sale of our assets or business.

      In conjunction with the HSBC merger, our 7.625%, 7.60%, 7.50% and 8.25% preferred stock was converted into the right to receive cash which totaled approximately $1.1 billion. In consideration of HSBC transferring sufficient funds to make these payments, we issued the Series A preferred stock to HSBC on March 28, 2003. Also on March 28, 2003, we called for redemption our $4.30, $4.50 and 5.00% preferred stock.

14.     Transactions with Affiliates

      Due to affiliates includes amounts owed to subsidiaries of HSBC (other than preferred stock) and totaled $7.6 billion at December 31, 2003. Affiliate funding was at interest rates (both the underlying benchmark rate and credit spreads) comparable to third party rates for debt with similar maturities. The maturities of affiliate funding in 2003, however, were generally shorter than those we would have issued to third parties. In early 2004 we received regulatory approval to extend the maturities of future debt issuances to a HSBC subsidiary, which will replace shorter-term affiliate funding issued in 2003. Interest expense on this funding totaled $72.6 million for the period March 29 through December 31, 2003.

      In consideration of HSBC transferring sufficient funds to make the payments described in Note 2 with respect to certain Household preferred stock, we issued a new series of 6.50% cumulative preferred stock in the amount of $1.1 billion to HSBC on March 28, 2003. The preferred stock is redeemable by Household after March 31, 2008.

      During 2003, we implemented a $2.5 billion domestic revolving credit facility with HSBC and $4.5 billion in lines of credit with HSBC in the U.K. As of December 31, 2003, $3.4 billion has been drawn on the U.K. lines and nothing has been drawn on the domestic line.

      During 2003, Household Capital Trust VIII issued $275 million in mandatorily redeemable preferred securities to HSBC. The terms of this issuance were as follows:

(All dollars amounts are
stated in millions)
Junior Subordinated Notes:
Principal balance	$283.5
Redeemable by issuer	September 26, 2008
Stated maturity	November 15, 2033
Preferred Securities:
Rate	6.375%
Face value	$275
Issue date	September 2003

      During the third quarter of 2003, we began utilizing an affiliate, HSBC Bank USA, as the primary provider of new domestic derivative products. At December 31, 2003, we had derivative contracts with a notional value of approximately $39.7 billion outstanding with this affiliate. Going forward, it is expected that most of our existing third party derivative contracts will be assigned to HSBC subsidiaries making them our primary counterparties in derivative transactions.

      On December 31, 2003, we sold $2.8 billion of real estate secured receivables from our mortgage services business to HSBC Bank USA. We recorded a pre-tax gain of $16.0 million on the sale. Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HSBC Bank USA including all future business they purchase from correspondents.

      During the period March 29 through December 31, 2003, we paid $26.8 million for various fees and services, primarily related to funding, to subsidiaries of HSBC. Included in this total were loan commitment fees, debt issuance costs, and fees for banking services. Fees paid to HSBC subsidiaries are consistent with amounts which would be paid to third parties. In many cases, these fees were based on third-party market quotes.

      During the fourth quarter of 2003, we reached an agreement with HSBC Bank USA whereby risk associated with HSBC Bank USA’s credit life and disability insurance policies was transferred to us. Also during the fourth quarter of 2003, our credit card services business entered into a credit card servicing and processing agreement and our auto finance business entered into a loan origination and servicing agreement with subsidiaries of HSBC. Fees received pursuant to such agreements were not significant.

15.     Fair Value of Financial Instruments

      In accordance with the guidelines for accounting for business combinations, the purchase price paid by HSBC plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for the period subsequent to March 28, 2003. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. We have estimated the fair value of our financial instruments in accordance with SFAS No. 107,

“Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”). Fair value estimates, methods and assumptions set forth below for our financial instruments are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the financial statements and notes in this Annual Report.

      A significant portion of our financial instruments do not have a quoted market price. For these items, fair values were estimated by discounting estimated future cash flows at estimated current market discount rates. Assumptions used to estimate future cash flows are consistent with management’s assessments regarding ultimate collectibility of assets and related interest and with estimates of product lives and repricing characteristics used in our asset/liability management process. All assumptions are based on historical experience adjusted for future expectations. Assumptions used to determine fair values for financial instruments for which no active market exists are inherently judgmental and changes in these assumptions could significantly affect fair value calculations.

      As required under generally accepted accounting principles, a number of other assets recorded on the balance sheets (such as acquired credit card relationships, the value of consumer lending relationships for originated receivables and the franchise values of our business units) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. We believe there is substantial value associated with these assets based on current market conditions and historical experience. Accordingly, the estimated fair value of financial instruments, as disclosed, does not fully represent our entire value, nor the changes in our entire value.

      The following is a summary of the carrying value and estimated fair value of our financial instruments:

	At December 31,

	2003			2002

	Carrying	Estimated		Carrying	Estimated
	Value	Fair Value	Difference	Value	Fair Value	Difference

	(In millions)
Assets:
Cash	$463.4	$463.4	—	$797.7	$797.7	—
Investment securities	11,073.1	11,073.1	—	7,584.0	7,584.0	—
Receivables	91,027.3	91,596.9	$569.6	82,050.5	84,461.8	$2,411.3
Derivative financial assets	3,117.7	3,117.7	—	1,863.5	1,863.5	—

Total assets	105,681.5	106,251.1	569.6	92,295.7	94,707.0	2,411.3

Liabilities:
Deposits	(231.5)	(232.4)	(.9)	(821.2)	(825.2)	(4.0)
Commercial paper, bank and other borrowings	(9,122.4)	(9,122.4)	—	(6,128.3)	(6,128.3)	—
Due to affiliates	(7,589.3)	(7,603.0)	(13.7)	—	—	—
Senior and senior subordinated debt	(79,464.4)	(80,514.2)	(1,049.8)	(75,751.2)	(77,495.7)	(1,744.5)
Insurance policy and claim reserves	(1,258.0)	(1,254.7)	3.3	(1,047.6)	(1,369.0)	(321.4)
Derivative financial liabilities	(151.3)	(151.3)	—	(187.0)	(187.0)	—

Total liabilities	(97,816.9)	(98,878.0)	(1,061.1)	(83,935.3)	(86,005.2)	(2,069.9)

Total	$7,864.6	$7,373.1	$(491.5)	$8,360.4	$8,701.8	$341.4

      Cash: Carrying value approximates fair value due to cash’s liquid nature.

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

      Deposits: The fair value of our savings and demand accounts equaled the carrying amount as stipulated in SFAS No. 107. The fair value of fixed rate time certificates was estimated by discounting future expected cash flows at interest rates that we offer on such products at the respective valuation dates.

      Commercial paper, bank and other borrowings: The fair value of these instruments approximates existing carrying value because interest rates on these instruments adjust with changes in market interest rates due to their short-term maturity or repricing characteristics.

      Due to affiliates: The estimated fair value of our fixed rate debt instruments was determined using either quoted market prices or by discounting future expected cash flows at interest rates offered for similar types of debt instruments. Carrying value is typically used to estimate the fair value of floating rate debt.

      Senior and senior subordinated debt: The estimated fair value of our fixed rate debt instruments was determined using either quoted market prices or by discounting future expected cash flows at interest rates offered for similar types of debt instruments. Carrying value is typically used to estimate the fair value of floating rate debt.

      Insurance policy and claim reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates at December 31, 2003 and 2002. The fair value of other insurance reserves is not required to be determined in accordance with SFAS No. 107.

      Derivative financial assets and liabilities: All derivative financial assets and liabilities, which exclude amounts received from or paid to swap counterparties, are carried at fair value on the balance sheet. Where practical, quoted market prices were used to determine fair value of these instruments. For non-exchange traded contracts, fair value was determined using accepted and established valuation methods (including input from independent third parties) which consider the terms of the contracts and market expectations on the valuation date for forward interest rates (for interest rate contracts) or forward foreign currency exchange rates (for foreign exchange contracts). We enter into foreign exchange contracts to hedge our exposure to currency risk on foreign denominated debt. We also enter into interest rate contracts to hedge our exposure to interest rate risk on assets and liabilities, including debt. As a result, decreases/increases in the fair value of derivative financial instruments which have been designated as effective hedges are offset by a corresponding increase/decrease in the fair value of the individual asset or liability being hedged. See Note 12, “Derivative Financial Instruments, Forward Purchase Agreements and Concentrations of Credit Risk,” for additional discussion of the nature of these items.

16.	Leases

      We lease certain offices, buildings and equipment for periods which generally do not exceed 25 years. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $111.6 million in the period March 29 through December 31, 2003, $36.3 million in the period January 1 through March 28, 2003, $135.1 million in 2002 and $124.9 million in 2001.

      We have a lease obligation on a former office complex which has been subleased through 2010, the end of the lease period. The sublessee has assumed our future rental obligations on this lease.

      Future net minimum lease commitments under noncancelable operating lease arrangements were:

	Minimum	Minimum
	Rental	Sublease
Year Ending December 31,	Payments	Income	Net

	(In millions)
2004	$170.2	$24.4	$145.8
2005	134.1	23.6	110.5
2006	122.0	23.2	98.8
2007	90.5	23.1	67.4
2008	75.2	23.0	52.2
Thereafter	229.1	39.6	189.5

Net minimum lease commitments	$821.1	$156.9	$664.2

17.	Incentive Compensation and Stock Option Plans

      Stock Option Plans The HSBC Holdings Group Share Option Plan (the “Group Share Option Plan”), which replaced the former Household stock option plans, is a long-term incentive compensation plan available to certain Household employees. Grants are usually made each year. Options granted to Household employees in 2003 will vest 75 percent in year 3 with the remaining 25 percent vesting in year 4 and expire 10 years from the date of grant. Options are granted at market value. Total options to purchase HSBC ordinary shares granted to Household employees under the Group Share Option Plan in 2003 were 4,069,800. The fair value of options granted was $4.74 per option. Compensation expense related to these options is recognized over the vesting period and totaled $.8 million for the period March 29 through December 31, 2003. Beginning in 2004, options granted under the Group Share Option Plan will be exercisable between the third and tenth anniversaries of the date of grant subject to vesting conditions.

      The fair value of each option granted under the Group Share Option Plan was estimated as of the date of grant using the Black-Scholes option pricing model. The fair value estimates used the following weighted-average assumptions:

Risk-free interest rate	5.27%
Expected life	5 years
Expected volatility	30.00%

      Prior to the merger with HSBC, certain Household employees were eligible to participate in Household’s stock option plan. Employee stock options generally vested equally over four years and expired 10 years from the date of grant. Upon completion of the merger with HSBC, all options granted prior to November 2002 vested and became outstanding options to purchase HSBC ordinary shares. Options granted under the former Household plans subsequent to October 2002 were converted into options to purchase ordinary shares of HSBC, but did not vest under the change in control. Compensation expense related to the former Household plan totaled $4.6 million in the period March 29 through December 31, 2003, $3.8 million in the period January 1 through March 28, 2003 and $1.5 million in 2002. No compensation expense was recognized in 2001.

      Prior to 2003, non-employee directors annually received options to purchase shares of Household’s common stock at the stock’s fair market value on the day the option was granted. Director options had a term of ten years and one day, fully vested six months from the date granted, and once vested were exercisable at any time during the option term. In November 2002, non-employee directors chose not to receive their annual option to purchase 10,000 shares of Household’s common stock in light of the transaction with HSBC. Instead, each director received a cash payment of $120,000 which was the fair market value of the options he or she would have otherwise received.

      Information with respect to stock options granted under the former Household plan is as follows:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Price per		Price per		Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	19,850,371	$36.80	17,750,284	$37.19	16,687,142	$31.09
Granted	—	—	2,933,600	29.59	3,080,400	57.16
Exercised	(439,087)	11.04	(730,977)	15.36	(2,015,723)	17.26
Expired or canceled	(231,557)	53.28	(102,536)	49.88	(1,535)	28.22

Outstanding at March 28, 2003	19,179,727	37.20	—	—	—	—
Conversion to HSBC ordinary shares	51,305,796	13.90	—	—	—	—
Exercised	(4,749,726)	5.00	—	—	—	—
Expired or canceled	(1,361,727)	16.49	—	—	—	—

Outstanding at end of year	45,194,343	$14.76	19,850,371	$36.80	17,750,284	$37.19

Exercisable at end of year	39,743,144	$15.32	13,184,371	$33.80	11,502,384	$29.44

Weighted-average fair value of options granted		$—		$11.57		$18.25

      The following table summarizes information about stock options outstanding under the former Household plan, all of which are in HSBC ordinary shares, at December 31, 2003.

	Options Outstanding				Options Exercisable

Range of	Number	Weighted-Average		Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Remaining Life		Exercise Price	Outstanding	Exercise Price

$ 4.01 – $ 5.00	255,106	.68	years	$4.17	255,106	$4.17
$ 5.01 – $10.00	4,943,279	1.98		6.92	4,943,279	6.92
$10.01 – $12.50	10,166,015	7.22		10.87	4,714,816	11.11
$12.51 – $15.00	9,564,976	4.46		14.11	9,564,976	14.11
$15.01 – $17.50	6,234,187	5.65		16.95	6,234,187	16.95
$17.51 – $20.00	6,459,458	6.85		18.41	6,459,458	18.41
$20.01 – $25.00	7,571,322	7.87		21.37	7,571,322	21.37

      The fair value of options granted under the former Household plans was estimated as of the date of grant using the Black-Scholes option pricing model. The fair value estimates used the following weighted-average assumptions:

	2002	2001

Risk-free interest rate	3.17%	3.62%
Expected dividend yield	3.43	1.44
Expected life	5 years	5 years
Expected volatility	55.4%	34.3%

      The Black-Scholes model uses different assumptions that can significantly effect the fair value of the options. As a result, the derived fair value estimates cannot be substantiated by comparison to independent markets.

      Restricted Share Plans Subsequent to the merger, key employees are also provided awards in the form of restricted shares (“RSRs”) under HSBC’s Restricted Share Plan. Awards to Household employees in 2003 generally vest over a 3 or 5 year period and do not require the achievement of performance targets. In 2003, 5,893,889 RSRs were awarded under HSBC’s Restricted Share Plan. Compensation expense related to these RSRs are recognized over the vesting period and totaled $9.2 million for the period March 29, 2003 through December 31, 2003. Beginning in 2004, awards granted under HSBC’s Restricted Share Plan will vest over five years and may require the achievement of certain performance targets.

      Prior to the merger, Household’s executive compensation plans also provided for issuance of RSRs which entitled an employee to receive a stated number of shares of Household common stock if the employee satisfied the conditions set by the Compensation Committee for the award. Upon completion of the merger with HSBC, all RSRs granted under the former Household plan prior to November 2002 vested and became outstanding shares of HSBC. RSRs granted under the former Household plan subsequent to October 2002 were converted into rights to receive HSBC ordinary shares. Upon vesting, the employee can elect to receive either HSBC ordinary shares or American depository shares.

      Information with respect to RSRs awarded under the pre-merger Household plan is as follows:

	2003	2002	2001

RSRs awarded	134,552	1,711,661	794,700
Weighted-average fair market value per share	$27.11	$34.19	$57.74
RSRs outstanding at December 31.	2,512,242	4,740,827	4,266,178
Compensation cost: (in millions)
Pre-tax	$23.2	$56.8	$45.4
After-tax	14.8	36.1	29.7

      Compensation cost with respect to the RSR’s awarded under the pre-merger Household plan for the period March 29 to December 31, 2003 was $5.1 million.

      Employee Stock Purchase Plans The HSBC Sharesave Contribution Plan (the “HSBC Sharesave Plan”), which replaced the former Household employee stock purchase plan, allows eligible employees to enter into savings contracts to save up to approximately $400 per month, with the option to use the savings to acquire shares. There are currently two types of plans offered which allow the participant to select saving contracts of either a 3 or 5 year length. The options are exercisable within six months following the third or fifth year, respectively, of the commencement of the related savings contract, at a 20 percent discount for options granted in 2003. In 2003, 2,810,598 HSBC ordinary share options with a fair value of $9.0 million were granted under the 3 year vesting period and 903,171 HSBC ordinary share options with a fair value of $3.0 million were granted under the 5 year vesting period. Compensation expense related to grants under the HSBC Sharesave Plan totaled $1.8 million for the period March 29 through December 31, 2003.

      The fair value of each option granted under the HSBC Sharesave Plan was estimated as of the date of grant using the Black-Scholes option pricing model. The fair value estimates used the following weighted-average assumptions:

Risk-free interest rate	4.07%
Expected life	3 or 5 years
Expected volatility	30.00%

      Prior to the merger, Household also maintained an Employee Stock Purchase Plan (the “ESPP”). The ESPP provided a means for employees to purchase shares of Household’s common stock at 85 percent of the lesser of its market price at the beginning or end of a one-year subscription period. The ESPP was terminated on March 7, 2003 and 775,480 shares of Household common stock were purchased on that date. Compensation expense related to the ESPP totaled $6.6 million in the period January 1 to March 28, 2003 and $3.7 million in 2002. No ESPP expense was recognized in 2001.

18.     Employee Benefit Plans

      Defined Benefit Pension Plans Household sponsors several defined benefit pension plans covering substantially all of its U.S. and non-U.S. employees. During 2003, we changed the benefit plan measurement date for our domestic plan from September 30 to December 31 to conform with the date used by HSBC. We use a December 31 measurement date for the majority of our plans.

      Pension expense (income) for defined benefit plans included the following components:

			Year Ended
	March 29 through		December 31,
	December 31,	January 1 through
	2003	March 28, 2003	2002	2001

	(In millions)
Service cost — benefits earned during the period	$36.1	$10.6	$32.5	$26.9
Interest cost on projected benefit obligation	35.4	5.4	23.9	37.4
Expected return on assets	(48.7)	(16.2)	(67.0)	(101.6)
Amortization of prior service cost	.6	.4	.4	(.9)
Recognized losses	—	14.0	22.0	—

Pension expense (income)	$23.4	$14.2	$11.8	$(38.2)

      The assumptions used in determining pension expense (income) of the domestic defined benefit plans are as follows:

	2003	2002	2001

Discount rate(1)	6.50%	7.5%	8.25%
Salary increase assumption	4.0	4.0	4.0
Expected long-term rate of return on plan assets	8.0	8.0	10.0

(1)	The discount rate used to determine pension expense for the period January 1 through March 28, 2003 was 6.75%.

      We retain an unaffiliated third party to provide investment consulting services. Given the plan’s current allocation of equity and fixed income securities and using investment return assumptions which are based on long term historical data and supplied by the consultant, the long term expected return for plan assets is reasonable.

      The funded status of our defined benefit pension plan was as follows:

	At December 31,

	2003	2002

	(In millions)
Funded status	$53.2	$9.9
Unrecognized net actuarial (gain) loss	(148.0)	531.0
Unamortized prior service cost	6.3	7.3

(Accrued pension liability)/Prepaid pension cost	$(88.5)	$548.2

      The prepaid pension cost was eliminated in 2003 as a result of the application of push-down accounting effective March 29, 2003. There were no intangible assets related to these plans in the amounts recognized on our balance sheet at December 31, 2003 and 2002.

      A reconciliation of beginning and ending balances of the fair value of plan assets associated with our defined benefit pension plans is as follows:

	Year Ended
	December 31,

	2003	2002

	(In millions)
Fair value of plan assets at beginning of year	$837.7	$859.8
Actual return on plan assets	278.3	(100.9)
Foreign currency exchange rate changes	16.0	4.2
Employer contributions	.2	116.1
Benefits paid	(60.2)	(41.5)

Fair value of plan assets at end of year	$1,072.0	$837.7

      For our domestic plan, the fair value of plan assets was $969.5 million at December 31, 2003 and $755.9 million at December 31, 2002. We do not currently anticipate making employer contributions to our domestic defined benefit plan in 2004. We made contributions totaling $116.1 million during 2002 to improve the funded status of our defined benefit pension plans given the declines in return on plan assets experienced during the year.

      The actual allocation of our domestic pension plan assets at December 31, 2003 and 2002 as well as our target allocation for 2004 are as follows:

		Percentage of
		Plan Assets
	Target	at December 31,
	Allocation
	2004	2003	2002

Equity securities	78%	77%	72%
Debt securities	21	21	22
Other	1	2	6

Total	100%	100%	100%

      At December 31, 2003, equity securities included our investment in 177,624 HSBC American depository shares with a fair value of $14.0 million. At December 31, 2002, equity securities included an investment in 1,112,546 shares of Household’s common stock with a fair market value of $30.9 million.

      The primary objective of our defined benefit pension plans is to provide eligible employees with regular pension benefits. Since our domestic plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”), ERISA regulations serve as guidance for the management of plan assets. Consistent with prudent standards of preservation of capital and maintenance of liquidity, the goals of our plans are to earn the highest possible rate of return consistent with our tolerance for risk as determined by our investment committee in its role as a fiduciary. In carrying out these objectives, short-term fluctuations in the value of plan assets are considered secondary to long-term investment results. We use a third party to provide investment consulting services such as recommendations on the type of funds to be invested in and monitoring the performance of fund managers. In order to achieve the return objectives of our plans, our plans are diversified to ensure that adverse results from one security or security class will not have an unduly detrimental effect on the entire investment portfolio. Assets are diversified by type, characteristic and number of investments as well as by investment style of management organization. Equity securities are invested in large, mid and small capitalization domestic stocks as well as international stocks.

      A reconciliation of beginning and ending balances of the projected benefit obligation of the defined benefit pension plans is as follows:

	Year Ended
	December 31,

	2003	2002

	(In millions)
Projected benefit obligation at beginning of year	$827.8	$677.8
Service cost	46.7	32.5
Interest cost	40.8	23.9
Actuarial gains	142.0	125.7
Foreign currency exchange rate changes	15.5	5.3
Plan amendments	6.3	4.1
Benefits paid	(60.2)	(41.5)

Projected benefit obligation at end of year	$1,018.9	$827.8

      The accumulated benefit obligation for all defined benefit pension plans was $922 million at December 31, 2003 and $748 million at December 31, 2002.

      Estimated future benefit payments for our domestic plan are as follows:

(In millions)
2004	$50.8
2005	55.1
2006	53.5
2007	57.9
2008	63.9
2009-2013	373.2

      The assumptions used in determining the projected benefit obligation of the domestic defined benefit plans at December 31 are as follows:

	2003	2002	2001

Discount rate	6.25%	6.75%	7.5%
Salary increase assumption	3.75	4.0	4.0

      We also sponsor a non-qualified supplemental retirement plan. This plan, which is currently unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan. Benefits are based on average earnings, years of service and age at retirement. The projected benefit obligation was $80.2 million at December 31, 2003 and $57.8 million at December 31, 2002. Pension expense related to the supplemental retirement plan was $8.7 million in the period March 29 through December 31, 2003, $2.5 million in the period January 1 through March 28, 2003, $17.1 million in 2002 and $10.0 million in 2001.

      Defined Contribution Plans We sponsor various 401(k) savings plans and profit sharing plans for employees meeting certain eligibility requirements. Under these plans, each participant’s contribution is matched by the company up to a maximum of 6 percent of the participant’s compensation. Prior to the merger with HSBC, company contributions were in the form of Household International common stock. Subsequent to the merger, company contributions are in the form of cash. Total expense for these plans was $49.5 million in the period March 29 through December 31, 2003, $21.3 million in the period January 1 through March 28, 2003, $69.2 million in 2002 and $56.7 million in 2001.

      Postretirement Plans Other Than Pensions We have several plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.

      The net postretirement benefit cost included the following:

	March 29	January 1	Year Ended
	through	through	December 31,
	December 31,	March 28,
	2003	2003	2002	2001

	(In millions)
Service cost-benefits earned during the period	$2.9	$.9	$3.7	$3.2
Interest cost on accumulated postretirement benefit obligation	9.8	1.4	6.5	11.1
Amortization of transition obligation	—	1.6	6.6	6.6
Amortization of prior service cost	—	(.3)	(1.4)	(1.7)
Recognized actuarial gain	—	—	(1.1)	(3.1)

Net periodic postretirement benefit cost	$12.7	$3.6	$14.3	$16.1

      The assumptions used in determining the net periodic postretirement benefit cost for our domestic postretirement benefit plans are as follows:

	2003	2002	2001

Discount rate(1)	6.50%	7.5%	8.25%
Salary increase assumption	4.0	4.0	4.0

(1)	The discount rate used to determine periodic postretirement benefit cost for the period January 1 through March 28, 2003 was 6.75%.

      A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	Year Ended
	December 31,

	2003	2002

	(In millions)
Accumulated benefit obligation at beginning of year	$243.6	$196.8
Service cost	3.8	3.7
Interest cost	11.2	6.4
Foreign currency exchange rate changes	1.5	.1
Actuarial losses	8.2	47.6
Benefits paid	(16.5)	(11.0)

Accumulated benefit obligation at end of year	$251.8	$243.6

      Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $17 million relating to our postretirement benefit plans in 2004. The components of the accrued postretirement benefit obligation are as follows:

	At December 31,

	2003	2002

Funded status	$251.8	$243.6
Unamortized prior service cost	—	16.8
Unrecognized net actuarial (loss) gain	3.6	(17.4)
Unamortized transition obligation	—	(70.2)

Accrued postretirement benefit obligation	$255.4	$172.8

      Estimated future benefit payments for our domestic plans are as follows:

(In millions)
2004	$16.9
2005	18.3
2006	19.4
2007	20.2
2008	20.7
2009-2013	105.4

      The assumptions used in determining the benefit obligation of our domestic postretirement benefit plans at December 31 are as follows:

	2003	2002	2001

Discount rate	6.25%	6.75%	7.5%
Salary increase assumption	3.75	4.0	4.0

      A 12.8 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 2004. This rate of increase is assumed to decline gradually to 5.6 percent in 2013.

      Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent	One Percent
	Increase	Decrease

	(In millions)
Effect on total of service and interest cost components	$.5	$(.4)
Effect on postretirement benefit obligation	11.0	(9.6)

      In December 2003, President Bush signed into law a new Medicare bill that provides prescription drug coverage to Medicare-eligible retirees. In its present form, our retiree medical plans provide prescription drugs to certain Medicare-eligible retirees. The results contained in these financial statements do not anticipate any changes to our retiree medical plans in light of the expected Medicare legislation. We are currently studying the impact of the new legislation and the resulting impact, if any, on our financial statements. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, may require us to change previously reported information.

19.	Income Taxes

      Total income taxes were:

	March 29	January 1	Year Ended
	through	through	December 31,
	December 31,	March 28,
	2003	2003	2002	2001

	(In millions)
Provision for income taxes related to operations	$725.4	$181.8	$695.0	$970.8
Income taxes related to adjustments included in common shareholder’s(s’) equity:
Unrealized gains (losses) on investments and interest-only strip receivables, net	104.7	(13.5)	52.6	110.6
Unrealized gains (losses) on cash flow hedging instruments	52.4	57.6	(22.8)	(391.6)
Minimum pension liability	—	—	(16.0)	—
Foreign currency translation adjustments	—	(6.9)	(49.5)	2.3
Exercise of stock based compensation	(14.5)	(2.5)	(11.4)	(35.5)

Total	$868.0	$216.5	$647.9	$656.6

      Provisions for income taxes related to operations were:

	March 29	January 1	Year Ended
	through	through	December 31,
	December 31,	March 28,
	2003	2003	2002	2001

	(In millions)
Current
United States	$688.0	$73.5	$731.1	$907.1
Foreign	85.0	18.7	83.5	69.8

Total current	773.0	92.2	814.6	976.9

Deferred
United States	(51.9)	91.8	(125.9)	(3.9)
Foreign	4.3	(2.2)	6.3	(2.2)

Total deferred	(47.6)	89.6	(119.6)	(6.1)

Total income taxes	$725.4	$181.8	$695.0	$970.8

      The significant components of deferred income tax provisions attributable to income from operations were:

	March 29	January 1	Year Ended
	through	through	December 31,
	December 31,	March 28,
	2003	2003	2002	2001

	(In millions)
Deferred income tax provision (excluding the effects of other components)	$(47.6)	$89.6	$(136.3)	$(11.1)
Adjustment of valuation allowance	—	—	12.6	(11.8)
Change in operating loss carryforwards	—	—	4.1	16.8

Deferred income tax provision	$(47.6)	$89.6	$(119.6)	$(6.1)

      Income before income taxes were:

	March 29	January 1	Year Ended
	through	through	December 31,
	December 31,	March 28,
	2003	2003	2002	2001

	(In millions)
United States	$1,898.4	$378.7	$1,931.9	$2,540.5
Foreign	246.5	48.8	320.9	277.9

Total income before income taxes	$2,144.9	$427.5	$2,252.8	$2,818.4

      Effective tax rates are analyzed as follows:

	March 29	January 1	Year Ended
	through	through	December 31,
	December 31,	March
	2003	28, 2003	2002	2001

	(In millions)
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	1.4	1.9	1.4	2.8
Tax credits	(2.9)	(5.1)	(3.8)	(2.7)
Noncurrent tax requirements	(1.4)	(3.0)	(2.2)	(.2)
Nondeductible acquisition costs	—	11.0	—	—
Other	1.7	2.7	.5	(.5)

Effective tax rate	33.8%	42.5%	30.9%	34.4%

      Provision for U.S. income taxes had not been made on net undistributed earnings of foreign subsidiaries of $552.9 million at December 31, 2003 and $553.6 million at December 31, 2002. Determination of the amount of unrecognized deferred tax liability related to investments in foreign subsidiaries is not practicable.

      In addition, provision for U.S. income taxes had not been made at December 31, 2003 on $80.1 million of undistributed earnings of life insurance subsidiaries accumulated as policyholders’ surplus under tax laws in effect prior to 1984. If this amount were distributed, the additional income tax payable would be approximately $28 million.

      Household Bank, f.s.b., our U.S. savings and loan subsidiary which was disposed of in the fourth quarter of 2002, previously had credit loss reserves for tax purposes that arose in years beginning before December 31, 1987 in the amount of $55.3 million. A deferred tax liability was not established previously since we did not expect the amount to become taxable in the future. However, the sale of substantially all of its assets and deposits in 2002 caused this amount to become taxable resulting in a $20.2 million tax liability.

      Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

	At December 31,

	2003	2002

	(In millions)
Deferred Tax Assets
Credit loss reserves	$1,995.6	$1,613.0
Debt	559.4	—
Pension plan assets	49.4	—
Settlement charge and related expenses	14.1	186.6
Market value adjustments	19.4	250.8
Other	602.9	520.4

Total deferred tax assets	3,240.8	2,570.8
Valuation allowance	—	(13.1)

Total deferred tax assets net of valuation allowance	3,240.8	2,557.7

Deferred Tax Liabilities
Receivables sold	$1,100.8	$994.4
Intangibles	866.7	—
Fee income	470.5	425.7
Receivables	337.2	—
Leveraged lease transactions, net	191.8	372.6
Deferred loan origination costs	63.0	143.1
Pension plan assets	—	180.9
Other	187.5	185.0

Total deferred tax liabilities	$3,217.5	$2,301.7

Net deferred tax asset	$23.3	$256.0

      The deferred tax asset valuation allowance at December 31, 2002 related entirely to foreign tax credit carryforwards. At December 31, 2003 we had no foreign tax credit carryforwards.

20.     Commitments and Contingent Liabilities

      Both we and certain of our subsidiaries are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations which affect all three of our reportable segments. Certain of these activities are or purport to be class actions seeking damages in significant amounts. These actions include assertions concerning violations of laws and/or unfair treatment of consumers.

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

      At December 31, 2003, our mortgage services business had commitments with numerous correspondents to purchase up to $1.8 billion of real estate secured receivables at fair market value, subject to availability based on underwriting guidelines specified by our mortgage services business. These commitments have terms of up to one year and can be renewed upon mutual agreement.

      See Note 16 for discussion of lease commitments.

21.     Attorney General Settlement

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

      In August 2003, notices of a claims procedure were distributed to holders of approximately 591,000 accounts identified as having potential claims. As of February 1, 2004, approximately 80% of customers had accepted funds in settlement and had executed a release of all civil claims against us relating to the specified consumer lending practices. The bulk of the checks were mailed in December 2003. Each state has agreed that the settlement resolves all current civil investigations and proceedings by the attorneys general and state lending regulators relating to the lending practices at issue.

      We recorded a pre-tax charge of $525.0 million ($333.2 million after-tax) during the third quarter of 2002 related to the Multi-State Settlement Agreement. The charge reflects the costs of this settlement agreement and related matters and has been reflected in the statement of income in total costs and expenses.

22.     Segment Reporting

      We have three reportable segments: Consumer, Credit Card Services, and International. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes, and locations. Our Consumer segment consists of our consumer lending, mortgage services, retail services, and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom, Canada and Europe. The Consumer segment provides real estate secured, automobile secured and personal non-credit card loans. Loans are offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans are originated through branch locations, correspondents, mortgage brokers, direct mail, telemarketing, independent merchants or automobile dealers. The Credit Card Services segment offers MasterCard and Visa credit card loans throughout the United States primarily via strategic affinity and co-branding relationships, direct mail, and our branch network to subprime customers. The International segment offers secured and unsecured lines of credit and secured and unsecured closed-end loans primarily in the United Kingdom, Canada, the Republic of Ireland, the Czech Republic and Hungary. In addition, the United Kingdom operation offers MasterCard and Visa credit card loans and credit insurance in connection with all loan products. We also cross sell our credit cards to existing real estate secured, private label and tax services customers. All segments offer products and service customers through the Internet. The All Other caption includes our insurance and tax services, direct lending and commercial businesses, as well as our corporate and treasury activities, each of which falls below the quantitative threshold tests under SFAS No. 131 for determining reportable segments.

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

      Income statement information included in the table for the year ended December 31, 2003 combines January 1 through March 28 2003 (the “predecessor period”) and March 29 to December 31, 2003 (the “successor period”) in order to present “combined” financial results for the year. Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. As a result, managed and owned basis consolidated totals for the year ended December 31, 2003 include combined information from both the “successor” and “predecessor” periods which impacts comparability to prior periods.

REPORTABLE SEGMENTS — MANAGED BASIS

								Managed
						Adjustments/		Basis			Owned Basis
		Credit Card		All		Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	International	Other	Totals	Items		Totals	Adjustments		Totals

	(In millions)
For the Year Ended December 31, 2003
Net interest margin	$7,333.0	$1,954.3	$752.9	$454.6	$10,494.8	—		$10,494.8	$(2,853.6	)(6)	$7,641.2
Fee income	470.7	1,327.6	79.6	7.5	1,885.4			1,885.4	(715.1	)(6)	1,170.3
Other revenues, excluding fee income	530.8	204.3	317.2	719.6	1,771.9	(147.2	)(2)	1,624.7	1,293.8	(6)	2,918.5
Intersegment revenues	107.5	29.8	12.3	(2.4)	147.2	(147.2	)(2)	—	—		—
Provision for credit losses	4,274.7	1,598.0	358.8	3.5	6,235.0	6.8	(3)	6,241.8	(2,274.9	)(6)	3,966.9
Depreciation and amortization	13.6	52.4	29.8	295.2	391.0	—		391.0	(391.0)		—
HSBC acquisition related costs incurred by Household	—	—	—	198.2	198.2	—		198.2	—		198.2
Income tax expense (benefit)	630.8	286.7	89.7	(44.3)	962.9	(55.7	)(4)	907.2	—		907.2
Net income	1,061.1	500.0	170.1	32.3	1,763.5	(98.3)		1,665.2	—		1,665.2
Operating net income(1)	1,061.1	500.0	170.1	199.6	1,930.8	(98.3)		1,832.5	—		1,832.5
Receivables	87,103.9	19,551.6	11,002.9	920.2	118,578.6	—		118,578.6	(26,200.4	)(8)	92,378.2
Assets	89,791.0	22,505.0	11,922.7	29,855.6	154,074.3	(8,720.0	)(5)	145,354.3	(26,200.4	)(8)	119,153.9
Expenditures for long-lived assets(7)	30.4	3.0	18.2	82.9	134.5	—		134.5	—		134.5

For the Year Ended December 31, 2002
Net interest margin	$6,975.6	$1,768.0	$641.5	$(47.9)	$9,337.2	—		$9,337.2	$(2,682.9	)(6)	$6,654.3
Fee income	380.6	1,172.1	59.0	6.1	1,617.8	—		1,617.8	(669.4	)(6)	948.4
Other revenues, excluding fee income and loss on disposition of Thrift assets and deposits	860.3	209.4	358.4	905.6	2,333.7	(187.2	)(2)	2,146.5	1,429.3	(6)	3,575.8
Loss on disposition of Thrift assets and deposits	378.2	—	—	—	378.2	—		378.2	—		378.2
Intersegment revenues	145.3	34.1	9.7	(1.9)	187.2	(187.2	)(2)	—	—		—
Provision for credit losses	3,902.6	1,428.1	280.1	63.9	5,674.7	(19.7	)(3)	5,655.0	(1,923.0	)(6)	3,732.0
Depreciation and amortization	17.6	60.4	24.0	131.3	233.3	—		233.3	—		233.3
Settlement charge and related expenses	525.0	—	—	—	525.0	—		525.0	—		525.0
Income tax expense (benefit)	519.8	249.1	89.7	(102.4)	756.2	(61.2	)(4)	695.0	—		695.0
Net income	837.8	414.0	231.5	180.8	1,664.1	(106.3)		1,557.8	—		1,557.8
Operating net income(1)	1,411.0	414.0	231.5	180.8	2,237.3	(106.3)		2,131.0	—		2,131.0
Receivables	79,447.8	18,071.0	8,769.0	1,208.0	107,495.8	—		107,495.8	(24,933.5	)(8)	82,562.3
Assets	82,685.2	21,078.7	10,011.1	17,836.8	131,611.8	(8,817.7	)(5)	122,794.1	(24,933.5	)(8)	97,860.6
Expenditures for long-lived assets(7)	30.0	1.3	29.4	112.6	173.3	—		173.3	—		173.3

For the Year Ended December 31, 2001
Net interest margin	$5,829.0	$1,496.8	$592.5	$(37.0)	$7,881.3	—		$7,881.3	$(2,093.8	)(6)	$5,787.5
Fee income	368.5	1,106.7	60.5	6.7	1,542.4	—		1,542.4	(638.9	)(6)	903.5
Other revenues, excluding fee income	357.5	99.4	244.0	821.7	1,522.6	$(234.3	)(2)	1,288.3	1,627.2	(6)	2,915.5
Intersegment revenues	190.4	38.2	8.4	(2.7)	234.3	(234.3	)(2)	—	—		—
Provision for credit losses	2,550.3	1,167.3	226.9	72.2	4,016.7	1.7(3)		4,018.4	(1,105.5	)(6)	2,912.9
Depreciation and amortization	64.5	117.2	23.7	109.3	314.7	—		314.7	—		314.7
Income tax expense (benefit)	840.5	188.3	65.2	(36.8)	1,057.2	(86.4	)(4)	970.8	—		970.8
Net income	1,327.7	291.7	204.1	173.7	1,997.2	(149.6)		1,847.6	—		1,847.6
Receivables	75,640.8	17,178.5	7,157.5	845.9	100,822.7	—		100,822.7	(20,948.0	)(8)	79,874.7
Assets	78,698.8	18,370.2	8,375.2	14,116.7	119,560.9	(9,702.0	)(5)	109,858.9	(20,948.0	)(8)	88,910.9
Expenditures for long-lived assets(7)	17.0	4.5	27.8	125.9	175.2	—		175.2	—		175.2

(1)	This non-GAAP financial measure is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. Operating net income excludes $167.3 million (after-tax) of HSBC acquisition related costs and other merger related items incurred by Household in 2003 and the settlement charge and related expenses of $333.2 million (after-tax) in 2002. See “Reconciliations to GAAP Financial Measures” in Management’s Discussion and Analysis for additional discussion and quantitative reconciliations to GAAP basis net income.

(2)	Eliminates intersegment revenues.
(3)	Eliminates bad debt recovery sales between operating segments.
(4)	Tax benefit associated with items comprising adjustments/reconciling items.
(5)	Eliminates investments in subsidiaries and intercompany borrowings.
(6)	Reclassifies net interest margin, fee income and loss provisions relating to securitized receivables to other revenues.
(7)	Includes goodwill associated with purchase business combinations other than the HSBC merger as well as capital expenditures.
(8)	Represents receivables serviced with limited recourse.

Managed Receivables

      The following summarizes our managed receivables, which includes both our owned receivables and receivables serviced with limited recourse.

	At December 31,

	2003	2002	2001

	(In millions)
Real estate secured	$51,414.6	$46,274.7	$44,718.6
Auto finance	8,812.9	7,442.4	6,395.5
MasterCard/Visa	21,148.7	18,952.6	17,395.2
Private label	17,865.1	14,916.7	13,813.9
Personal non-credit card	18,936.0	19,446.4	17,992.6
Commercial and other	401.3	463.0	506.9

Total	$118,578.6	$107,495.8	$100,822.7

Geographic Data

      The tables below summarize our owned basis assets, revenues and income before income taxes by material country. Purchase accounting adjustments are reported within the appropriate country.

	At December 31,

	Identifiable Assets			Long-Lived Assets(1)

	2003	2002	2001	2003	2002	2001

	(In millions)
United States	$107,443.8	$89,309.9	$81,715.9	$9,132.0	$1,948.5	$1,995.8
United Kingdom	9,401.2	6,845.2	5,709.6	809.2	88.3	93.1
Canada	2,182.5	1,588.4	1,379.4	137.2	4.5	5.2
Europe	126.4	117.1	106.0	1.6	2.3	—

Total	$119,153.9	$97,860.6	$88,910.9	$10,080.0	$2,043.6	$2,094.1

(1)	Includes properties and equipment, goodwill and acquired intangibles.

	Year Ended December 31,

	Revenues			Income Before Income Taxes

	2003	2002	2001	2003	2002	2001

	(In millions)
United States	$12,935.6	$13,397.3	$12,526.0	$2,331.5	$1,931.9	$2,540.5
United Kingdom	1,091.4	1,006.1	1,014.4	147.0	247.2	206.4
Canada	283.8	236.4	220.2	68.4	54.7	48.4
Europe	40.4	31.8	19.7	25.5	19.0	23.1

Total	$14,351.2	$14,671.6	$13,780.3	$2,572.4	$2,252.8	$2,818.4

MANAGEMENT’S REPORT

To the Shareholder of Household International, Inc.

      Household’s management is responsible for establishing and maintaining internal and disclosure controls relating to the preparation of its published financial statements that are designed to provide reasonable assurance of the integrity and fair presentation of its published financial statements. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and, as such, include amounts based on judgments and estimates made by management. Management also prepared other information included in the annual report and is responsible for its accuracy and consistency with the financial statements.

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

      The Board, operating through its audit committee, provides an independent review and oversight to the financial reporting process, internal controls and independent auditors. The audit committee includes no Household executives and one HSBC executive.

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

      Household’s management periodically assesses the internal and disclosure controls for adequacy relating to the preparation of its published financial statements. Based upon these assessments, Household’s management believes that, in all material respects, Household maintained an effective internal control structure and procedures relating to preparation of consolidated financial statements as of and during the year ended December 31, 2003, and effective disclosure controls and procedures as of December 31, 2003.

William F. Aldinger

Chairman and
Chief Executive Officer

Simon C. Penney

Senior Executive Vice President and
Chief Financial Officer

March 1, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholder

Household International, Inc.:

      We have audited the accompanying consolidated balance sheets of Household International, Inc. (a Delaware corporation), a wholly-owned subsidiary of HSBC Holdings plc, and subsidiaries as of December 31, 2003 (successor basis) and December 31, 2002 (predecessor basis) and the related consolidated statements of income, changes in preferred stock and common shareholder’s(s’) equity, and cash flows for the period January 1, 2003 through March 28, 2003 (predecessor basis), for the period March 29, 2003 through December 31, 2003 (successor basis), and for each of the years in the two-year period ended December 31, 2002 (predecessor basis). These consolidated financial statements are the responsibility of Household International, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Household International, Inc. and subsidiaries as of December 31, 2003 (successor basis), and the results of their operations and their cash flows for the period March 29, 2003 through December 31, 2003 (successor basis), in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Household International, Inc. and subsidiaries as of December 31, 2002 (predecessor basis), and the results of their operations and their cash flows for the period January 1, 2003 through March 28, 2003 (predecessor basis) and for each of the years in the two-year period ended December 31, 2002 (predecessor basis), in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, effective March 28, 2003, HSBC Holdings plc acquired all of the outstanding stock of Household International, Inc. in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP

Chicago, Illinois

March 1, 2004

HOUSEHOLD INTERNATIONAL, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three	Three	Three				Three		Three
	Months	Months	Months	Mar. 29	Jan. 1	Three	Months	Three	Months
	Ended	Ended	Ended	through	through	Months	Ended	Months	Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Mar. 28,	Ended	Sept. 30,	Ended	Mar. 31,
	2003	2003	2003	2003	2003	Dec. 31, 2002	2002	Jun. 30, 2002	2002

	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)

	(In millions)
Finance and other interest income	$2,637.8	$2,575.5	$2,504.1	$74.5	$2,470.5	$2,669.1	$2,710.9	$2,609.9	$2,535.7
Interest expense	593.9	556.5	558.8	14.6	897.4	952.6	999.0	980.9	938.8

Net interest margin	2,043.9	2,019.0	1,945.3	59.9	1,573.1	1,716.5	1,711.9	1,629.0	1,596.9
Provision for credit losses on owned receivables	916.7	1,001.3	1,039.3	33.5	976.1	985.1	973.0	850.9	923.0

Net interest margin after provision for credit losses	1,127.2	1,017.7	906.0	26.4	597.0	731.4	738.9	778.1	673.9

Securitization revenue	334.7	381.9	282.6	8.5	432.6	536.0	556.3	523.4	518.3
Insurance revenue	192.4	192.7	183.3	5.7	171.6	188.0	180.8	177.5	170.1
Investment income	44.2	37.0	33.2	1.3	80.0	44.2	47.6	44.0	46.2
Fee income	314.0	299.5	259.7	8.8	288.3	279.9	261.7	190.3	216.5
Other income	126.4	35.1	131.5	5.1	238.7	158.3	101.8	95.3	188.0
Loss on disposition of Thrift	—	—	—	—	—	(378.2)	—	—	—

Total other revenues	1,011.7	946.2	890.3	29.4	1,211.2	828.2	1,148.2	1,030.5	1,139.1

Salaries and fringe benefits	507.4	493.3	488.6	17.3	491.3	462.1	456.6	453.0	445.3
Sales incentives	64.6	76.6	83.2	1.4	37.7	73.6	60.6	67.6	54.1
Occupancy and equipment expense	103.6	95.0	100.0	3.5	97.7	91.5	94.1	93.3	92.2
Other marketing expenses	141.3	128.1	135.2	4.7	138.8	121.7	135.4	133.5	140.4
Other servicing and administrative expenses	279.6	282.3	263.7	9.2	313.7	253.8	199.3	204.1	231.7
Amortization of acquired intangibles and goodwill	82.8	82.4	78.3	2.0	12.3	12.7	12.7	12.6	19.8
Policyholders’ benefits	89.5	95.0	98.4	3.0	91.0	96.2	101.2	87.4	84.0
HSBC acquisition related costs incurred by Household	—	—	—	—	198.2	—	—	—	—
Settlement charge and related expenses	—	—	—	—	—	—	525.0	—	—

Total costs and expenses	1,268.8	1,252.7	1,247.4	41.1	1,380.7	1,111.6	1,584.9	1,051.5	1,067.5

Income before income taxes	870.1	711.2	548.9	14.7	427.5	448.0	302.2	757.1	745.5
Income taxes	295.8	239.7	184.9	5.0	181.8	109.8	81.0	249.7	254.5

Net income	$574.3	$471.5	$364.0	$9.7	$245.7	$338.2	$221.2	$507.4	$491.0

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.     Controls and Procedures.

      We maintain a system of internal and disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our Board of Directors, operating through its audit committee, which, with one exception, is composed entirely of independent outside directors, provides oversight to our financial reporting process.

      Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Household International, Inc. (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-K.

      There have been no significant changes in our internal and disclosure controls or in other factors which could significantly affect internal and disclosure controls subsequent to the date that we carried out our evaluation.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      In accordance with the requirements of Form 10-K, we are filing this report using the reduced disclosure format and therefore are not required to provide information pursuant to this Item 10. However, we are providing the following information to provide disclosure concerning our corporate governance practices and specifically with respect to the audit committee of our Board of Directors.

      The primary purpose of the audit committee is to assist the Board of Directors in fulfilling its oversight responsibilities relating to Household’s accounting, auditing and financial reporting practices. The audit committee is currently comprised of the following independent Directors (as defined by the standards of the New York Stock Exchange): Gary G. Dillon; Robert K. Herdman; Louis E. Levy; and Larree M. Renda. In addition, Alan W. Jebson, Chief Operating Officer of HSBC, is a member of the Committee. The Board has determined that each of these individuals is financially literate. The Board of Directors has determined that both Louis E. Levy and Robert K. Herdman qualify as audit committee financial experts.

     Code of Ethics

      Household’s Board of Directors has adopted a Code of Ethics for Senior Financial Officers. That Code of Ethics is included as Exhibit 14 to this Annual Report on Form 10-K. Household also has a general code of ethics applicable to all employees that is referred to as its Statement of Business Principles. That document is available on our website at www.household.com or upon written request made to Household International, Inc., 2700 Sanders Road, Prospect Heights, Illinois 60070, Attention: Corporate Secretary.

Item 11.     Executive Compensation.

      Omitted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Matters.

      Omitted.

Item 13.     Certain Relationships and Related Transactions.

      Omitted.

Item 14.	Principal Accountant Fees and Services.

      Audit Fees The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2003 and 2002 was $5,587,000 and $4,479,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits and the preparation of comfort letters, consents and review of registration statements.

      Audit Related Fees The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2003 and 2002 was $1,250,000 and $1,406,000, respectively. Audit related services include employee benefit plan audits, due diligence assistance, internal control review assistance and audit or attestation services not required by statute or regulation.

      Tax Fees Total fees billed by KPMG LLP for tax related services for the fiscal years ended December 31, 2003 and 2002 were $779,000 and $540,000, respectively. These services include tax related research and general tax services in connection with transactions and legislation.

      All Other Other than those fees described above, there were no other fees billed for services performed by KPMG LLP during the fiscal years ended December 31, 2003 and December 31, 2002.

      All of the fees described above were approved by Household’s audit committee.

      Audit Committee Pre-Approval Policies and Procedures Household’s audit committee pre-approves the audit and non-audit services performed by KPMG LLP, our principal accountants, in order to assure that the provision of such services does not impair KPMG LLP’s independence. Unless a type of service to be provided by KPMG LLP has received general pre-approval, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approval cost levels will require specific pre-approval by the audit committee.

      The term of any pre-approval is 12 months from the date of pre-approval, unless the audit committee specifically provides for a different period. The audit committee will periodically revise the list of pre-approved services, based on subsequent determinations, and has delegated pre-approval authority to the Chairman and Vice Chairman of the audit committee. In the event the Chairman or Vice Chairman exercise such delegated authority, they shall report such pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Financial Statements.

The consolidated financial statements listed below, together with an opinion of KPMG LLP dated March 1, 2004 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Household International, Inc. and Subsidiaries:
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Preferred Stock and Common Shareholder’s(s’) Equity
Notes to Consolidated Financial Statements
Independent Auditors’ Report
Selected Quarterly Financial Data (Unaudited)

(b) Reports on Form 8-K.

For the three months ended December 31, 2003, Household filed Current Reports on Form 8-K dated November 14 and November 25, 2003.

      (c) Exhibits.

3(i)	Restated Certificate of Incorporation of Household International, Inc. as amended.
3(ii)	Bylaws of Household International, Inc. as amended (incorporated by reference to Exhibit 3(ii) of our Quarterly Report on Form 10-Q for the period ended June 30, 2003).
4(a)	Standard Multiple-Series Indenture Provisions for Senior Debt Securities of Household Finance Corporation dated as of June 1, 1992 (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of Household Finance Corporation, No. 33-48854).
4(b)	Indenture dated as of December 1, 1993 for Senior Debt Securities between Household Finance Corporation and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of Household Finance Corporation, No. 33-55561 filed on September 20, 1994).
4(c)	The principal amount of debt outstanding under each other instrument defining the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. Household agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
10.1	Household International, Inc. 1998 Key Executive Bonus Plan (incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.2	Household International, Inc. Corporate Executive Bonus Plan (incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.3	Household International, Inc. Long-Term Executive Incentive Compensation Plan, as Amended (incorporated by Reference to Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.4	Forms of stock option and restricted stock rights agreements under the Household International, Inc. Long-Term Executive Incentive Compensation Plan (incorporated by Reference to Exhibit 10.4 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.5	Household International, Inc. 1996 Long-Term Executive Incentive Compensation Plan, as amended (incorporated by Reference to Exhibit 10.5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.6	Forms of stock option and restricted stock rights agreements under the Household International, Inc. 1996 Long-Term Executive Incentive Compensation Plan (incorporated by Reference to Exhibit 10.6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.7	Household International, Inc. Deferred Fee Plan for Directors.
10.8	Household International, Inc. Deferred Phantom Stock Plan for Directors.
10.9	Household International, Inc. Non-Qualified Deferred Compensation Plan for Executives, as amended.
10.10	Household International, Inc. Non-Qualified Deferred Compensation Plan for Stock Option Exercises, as amended.

10.11	Household International, Inc. Non-Qualified Deferred Compensation Plan for Restricted Stock Rights, as amended.
10.12(a)	Executive Employment Agreement, dated March 1, 2002, between Household International, Inc. and W.F. Aldinger (incorporated by Reference to Exhibit 10.12(a) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.12(b)	Executive Employment Agreement, dated November 14, 2002, between Household International, Inc. and W.F. Aldinger (incorporated by Reference to Exhibit 10.12(b) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.13(a)	Executive Employment Agreement, dated March 1, 2002, between Household International, Inc. and D.A. Schoenholz (incorporated by Reference to Exhibit 10.13(a) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.13(b)	Executive Employment Agreement, dated November 14, 2002, between Household International, Inc. and D.A. Schoenholz (incorporated by Reference to Exhibit 10.13(b) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002)
10.14(a)	Executive Employment Agreement, dated March 1, 2002, between Household International, Inc. and S.N. Mehta (incorporated by Reference to Exhibit 10.14(a) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.14(b)	Executive Employment Agreement, dated November 14, 2002, between Household International, Inc. and S.N. Mehta (incorporated by Reference to Exhibit 10.14(b) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.15(a)	Executive Employment Agreement, dated March 1, 2002, between Household International, Inc. and K.M. Harvey (incorporated by Reference to Exhibit 10.15(a) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.15(b)	Executive Employment Agreement, dated November 14, 2002, between Household International, Inc. and K.M. Harvey (incorporated by Reference to Exhibit 10.15(b) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.16(a)	Executive Employment Protection Agreement, dated March 1, 2002, between Household International, Inc. and S.L. Derickson (incorporated by Reference to Exhibit 10.16(a) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.16(b)	Executive Employment Agreement, dated November 14, 2002, between Household International, Inc. and S.L. Derickson (incorporated by Reference to Exhibit 10.16(b) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.17	Amended and Restated Supplemental Executive Retirement Plan for W.F. Aldinger (incorporated by reference to Exhibit 10.16 of our Form 10-K for the fiscal year ended December 31, 2000).
10.18	Beneficial Corporation 1990 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 4.4 of Beneficial Corporation’s Form S-8 filed on April 23, 1996, File No. 333-02737).
10.19	Amendment to Beneficial Corporation 1990 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 of Beneficial Corporation’s Form S-8 filed July 1, 1998, File No. 333-58291).
12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Ethics for Senior Financial Officers.
23	Consent of KPMG LLP, Certified Public Accountants.
24	Power of Attorney (included on page 160 of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Ratings of Household International, Inc. and its significant subsidiaries.

      Upon receiving a written request, we will furnish copies of the exhibits referred to above free of charge. Requests should be made to Household International, Inc., 2700 Sanders Road, Prospect Heights, Illinois 60070, Attention: Corporate Secretary.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Household International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 1st day of March, 2004.

HOUSEHOLD INTERNATIONAL, INC.

By: /s/ W.F. ALDINGER

W.F. Aldinger
Chairman and Chief Executive Officer

      Each person whose signature appears below constitutes and appoints P.D. Schwartz as his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him/her in his/her name, place and stead, in any and all capacities, to sign and file, with the Securities and Exchange Commission, this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent or their substitutes may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Household International, Inc. and in the capacities indicated on the 1st day of March, 2004.

Signature	Title

/s/ W. F. ALDINGER (W. F. Aldinger)	Chairman and Chief Executive Officer and Director (as principal executive officer)

/s/ W. R. P. DALTON (W. R. P. Dalton)	Director

/s/ R. J. DARNALL (R. J. Darnall)	Director

/s/ A. DISNEY (A. Disney)	Director

/s/ G. G. DILLON (G. G. Dillon)	Director

/s/ J. A. EDWARDSON (J. A. Edwardson)	Director

/s/ J. D. FISHBURN (J. D. Fishburn)	Director

/s/ C. F. FREIDHEIM, JR. (C. F. Freidheim, Jr.)	Director

Signature	Title

/s/ R. K. HERDMAN (R. K. Herdman)	Director

/s/ A. W. JEBSON (A. W. Jebson)	Director

/s/ L. E. LEVY (L. E. Levy)	Director

/s/ G. A. LORCH (G. A. Lorch)	Director

/s/ J. D. NICHOLS (J. D. Nichols)	Director

/s/ L. M. RENDA (L. M. Renda)	Director

/s/ S. J. STEWART (S. J. Stewart)	Director

/s/ S. L. MCDONALD (S. L. McDonald)	Senior Vice President and Chief Financial Officer (as Principal Accounting Officer)

/s/ S. C. PENNEY (S. C. Penney)	Senior Executive Vice President and Chief Financial Officer (as Principal Financial Officer)

EXHIBIT INDEX

3(i)		Restated Certificate of Incorporation of Household International, Inc. as amended.
3(ii)		Bylaws of Household International, Inc. as amended (incorporated by reference to Exhibit 3(ii) of our Quarterly Report on Form 10-Q for the period ended June 30, 2003).
4(a)		Standard Multiple-Series Indenture Provisions for Senior Debt Securities of Household Finance Corporation dated as of June 1, 1992 (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of Household Finance Corporation, No. 33-48854).
4(b)		Indenture dated as of December 1, 1993 for Senior Debt Securities between Household Finance Corporation and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 of Household Finance Corporation, No. 33-55561 filed on September 20, 1994).
4(c)		The principal amount of debt outstanding under each other instrument defining the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. Household agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
10.1		Household International, Inc. 1998 Key Executive Bonus Plan (incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.2		Household International, Inc. Corporate Executive Bonus Plan (incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.3		Household International, Inc. Long-Term Executive Incentive Compensation Plan, as Amended (incorporated by Reference to Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.4		Forms of stock option and restricted stock rights agreements under the Household International, Inc. Long-Term Executive Incentive Compensation Plan (incorporated by Reference to Exhibit 10.4 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.5		Household International, Inc. 1996 Long-Term Executive Incentive Compensation Plan, as amended (incorporated by Reference to Exhibit 10.5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.6		Forms of stock option and restricted stock rights agreements under the Household International, Inc. 1996 Long-Term Executive Incentive Compensation Plan (incorporated by Reference to Exhibit 10.6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.7		Household International, Inc. Deferred Fee Plan for Directors.
10.8		Household International, Inc. Deferred Phantom Stock Plan for Directors.
10.9		Household International, Inc. Non-Qualified Deferred Compensation Plan for Executives, as amended.
10.10		Household International, Inc. Non-Qualified Deferred Compensation Plan for Stock Option Exercises, as amended.
10.11		Household International, Inc. Non-Qualified Deferred Compensation Plan for Restricted Stock Rights, as amended.
10	.12(a)	Executive Employment Agreement, dated March 1, 2002, between Household International, Inc. and W.F. Aldinger (incorporated by Reference to Exhibit 10.12(a) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10	.12(b)	Executive Employment Agreement, dated November 14, 2002, between Household International, Inc. and W.F. Aldinger (incorporated by Reference to Exhibit 10.12(b) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10	.13(a)	Executive Employment Agreement, dated March 1, 2002, between Household International, Inc. and D.A. Schoenholz (incorporated by Reference to Exhibit 10.13(a) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10	.13(b)	Executive Employment Agreement, dated November 14, 2002, between Household International, Inc. and D.A. Schoenholz (incorporated by Reference to Exhibit 10.13(b) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10	.14(a)	Executive Employment Agreement, dated March 1, 2002, between Household International, Inc. and S.N. Mehta (incorporated by Reference to Exhibit 10.14(a) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10	.14(b)	Executive Employment Agreement, dated November 14, 2002, between Household International, Inc. and S.N. Mehta (incorporated by Reference to Exhibit 10.14(b) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10	.15(a)	Executive Employment Agreement, dated March 1, 2002, between Household International, Inc. and K.M. Harvey (incorporated by Reference to Exhibit 10.15(a) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10	.15(b)	Executive Employment Agreement, dated November 14, 2002, between Household International, Inc. and K.M. Harvey (incorporated by Reference to Exhibit 10.15(b) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10	.16(a)	Executive Employment Protection Agreement, dated March 1, 2002, between Household International, Inc. and S.L. Derickson (incorporated by Reference to Exhibit 10.16(a) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10	.16(b)	Executive Employment Agreement, dated November 14, 2002, between Household International, Inc. and S.L. Derickson (incorporated by Reference to Exhibit 10.16(b) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.17		Amended and Restated Supplemental Executive Retirement Plan for W.F. Aldinger (incorporated by reference to Exhibit 10.16 of our Form 10-K for the fiscal year ended December 31, 2000).
10.18		Beneficial Corporation 1990 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 4.4 of Beneficial Corporation’s Form S-8 filed on April 23, 1996, File No. 333-02737).
10.19		Amendment to Beneficial Corporation 1990 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 of Beneficial Corporation’s Form S-8 filed July 1, 1998, File No. 333-58291).
12		Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
14		Code of Ethics for Senior Financial Officers.
23		Consent of KPMG LLP, Certified Public Accountants.
24		Power of Attorney (included on page 160 of this Form 10-K).
31		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Ratings of Household International, Inc. and its significant subsidiaries.