Form 10-K/A
period 2003-12-31
HOUSEHOLD INTERNATIONAL INC
filed 2004-06-29
CIK 354964

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

                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as set forth in the pages attached hereto.

     Exhibit 99 (a) Annual Report on Form 11-K for the Household International Tax Reduction Investment Plan.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HOUSEHOLD INTERNATIONAL, INC.
                                        -----------------------------
                                                (Registrant)


Date:    June 28, 2004                  By:  /s/ Patrick D. Schwartz
         -------------                       -----------------------------------
                                             Patrick D. Schwartz
                                             Vice President and Deputy
                                             General Counsel -Corporate



                        This document contains 17 pages.
                                No exhibit index.