Form 10-Q
period 2004-06-30
HOUSEHOLD INTERNATIONAL INC
filed 2004-08-02
CIK 354964

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

At July 31, 2004, there were 50 shares of the registrant’s common stock outstanding, all of which were indirectly owned by HSBC Holdings plc.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Household International, Inc.

Form 10-Q

Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Household International, Inc.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended June 30,		Six months ended June 30, 2004	March 29 through June 30, 2003	January 1 through March 28, 2003
	2004	2003
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	(in millions)
Finance and other interest income	$2,650.3	$2,504.1	$5,193.1	$2,578.6	$2,470.5
Interest expense	640.2	558.8	1,277.5	573.4	897.4

Net interest income	2,010.1	1,945.3	3,915.6	2,005.2	1,573.1
Provision for credit losses	997.4	1,039.3	1,925.2	1,072.8	976.1

Net interest income after provision for credit losses	1,012.7	906.0	1,990.4	932.4	597.0

Other revenues:
Securitization revenue	253.0	282.6	586.7	291.1	432.6
Insurance revenue	204.2	183.3	415.1	189.0	171.6
Investment income	30.2	33.2	71.0	34.5	80.0
Fee income	247.2	228.4	514.8	237.2	279.8
Other income	178.9	162.8	480.8	167.9	247.2

Total other revenues	913.5	890.3	2,068.4	919.7	1,211.2

Costs and expenses:
Salaries and employee benefits	457.4	488.6	943.2	505.9	491.3
Sales incentives	89.8	83.2	168.4	84.6	37.7
Occupancy and equipment expenses	76.3	100.0	159.0	103.5	97.7
Other marketing expenses	131.2	135.2	262.9	139.9	138.8
Other servicing and administrative expenses	198.1	263.7	424.2	272.9	313.7
Support services from HSBC affiliates	196.4	-	373.8	-	-
Amortization of intangibles	79.4	78.3	195.0	80.3	12.3
Policyholders’ benefits	93.2	98.4	206.0	101.4	91.0
HSBC acquisition related costs incurred by Household	-	-	-	-	198.2

Total costs and expenses	1,321.8	1,247.4	2,732.5	1,288.5	1,380.7

Income before income tax expense	604.4	548.9	1,326.3	563.6	427.5
Income tax expense	209.7	184.9	450.5	189.9	181.8

Net income	$394.7	$364.0	$875.8	$373.7	$245.7

The accompanying notes are an integral part of the consolidated financial statements.

Household International, Inc.

CONSOLIDATED BALANCE SHEET

	June 30, 2004	December 31, 2003
	(Successor)	(Successor)
	(in millions, except share data)
Assets
Cash	$110.1	$463.4
Securities	6,923.6	11,073.1
Receivables, net	97,639.2	91,027.3
Intangible assets, net	2,667.8	2,855.8
Goodwill	6,820.5	6,697.0
Properties and equipment, net	490.6	527.2
Real estate owned	624.2	631.2
Derivative financial assets	2,178.2	3,117.7
Other assets	3,098.5	2,761.2

Total assets	$120,552.7	$119,153.9

Liabilities
Debt:
Deposits	$56.1	$231.5
Commercial paper, bank and other borrowings	10,259.0	9,122.4
Debt due to affiliates	8,764.6	7,589.3
Senior and senior subordinated debt (with original maturities over one year)	77,807.0	79,464.4

Total debt	96,886.7	96,407.6

Insurance policy and claim reserves	1,304.3	1,258.0
Derivative related liabilities	480.9	599.6
Other liabilities	3,174.3	3,228.4

Total liabilities	101,846.2	101,493.6

Shareholder’s equity
Preferred stock issued to HSBC	1,100.0	1,100.0
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 50 shares issued	-	-
Additional paid-in capital	14,643.1	14,644.5
Retained earnings	2,205.4	1,365.3
Accumulated other comprehensive income	758.0	550.5

Total common shareholder’s equity	17,606.5	16,560.3

Total liabilities and shareholder’s equity	$120,552.7	$119,153.9

The accompanying notes are an integral part of the consolidated financial statements.

Household International, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S(S’) EQUITY

	Six months ended June 30, 2004	March 29 through June 30, 2003	January 1 through March 28, 2003
	(in millions)
Preferred stock
Balance at beginning of period	$1,100.0	$1,100.0	$1,193.2
Reclassification of preferred stock issuance costs	-	-	21.2
Redemption	-	-	(114.4)

Balance at end of period (successor)	$1,100.0	$1,100.0	$1,100.0

Common shareholder’s(s’) equity
Common stock
Balance at beginning of period	-	-	$551.8
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	(551.8)

Balance at end of period (successor)	-	-	$-

Additional paid-in capital
Balance at beginning of period	$14,644.5	$14,660.7	$1,911.3
Return of capital to HSBC	(13.8)	(8.1)	-
Employee benefit plans and other	12.4	7.6	9.8
Reclassification of preferred stock issuance costs	-	-	(21.2)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	12,760.8

Balance at end of period (successor)	$14,643.1	$14,660.2	$14,660.7

Retained earnings
Balance at beginning of period	$1,365.3	$-	$9,885.6
Net income	875.8	373.7	245.7
Dividends:
Preferred at stated rates	(35.7)	(18.6)	(22.2)
Common, $.8694 per share	-	-	(411.8)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	(9,697.3)

Balance at end of period (successor)	$2,205.4	$355.1	$-

Accumulated other comprehensive income
Balance at beginning of period	$550.5	$-	$(694.9)
Net change in unrealized gains (losses) on:
Derivatives classified as cash flow hedges	191.2	.6	100.6
Securities available for sale and interest-only strip receivables	(3.9)	139.7	(25.0)
Minimum pension liability	-	-	.2
Foreign currency translation adjustment	20.2	76.7	(24.1)

Other comprehensive income, net of tax	207.5	217.0	51.7
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	643.2

Balance at end of period (successor)	$758.0	$217.0	$-

Common stock in treasury
Balance at beginning of period	-	-	$(2,430.9)
Exercise of stock options	-	-	12.2
Issuance of common stock for employee benefit plans	-	-	12.1
Purchase of treasury stock	-	-	(164.1)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	2,570.7

Balance at end of period (successor)	-	-	$-

Total common shareholder’s equity	$17,606.5	$15,232.3	$14,660.7

Comprehensive income
Net income	$875.8	$373.7	$245.7
Other comprehensive income	207.5	217.0	51.7

Comprehensive income	$1,083.3	$590.7	$297.4

The accompanying notes are an integral part of the consolidated financial statements.

Household International, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30, 2004	March 29 through June 30, 2003	January 1 through March 28, 2003
	(Successor)	(Successor)	(Predecessor)
	(in millions)
Cash flows from operating activities
Net income	$875.8	$373.7	$245.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,925.2	1,072.8	976.1
Insurance policy and claim reserves	(68.9)	(94.3)	47.2
Depreciation and amortization	253.3	121.5	53.5
Net change in interest-only strip receivables	291.8	197.8	36.4
Net change in other assets	(314.6)	(208.2)	(593.2)
Net change in other liabilities	(204.4)	(547.4)	616.0
Other, net	(599.2)	1,479.3	83.2

Net cash provided by (used in) operating activities	2,159.0	2,395.2	1,464.9

Cash flows from investing activities
Securities:
Purchased	(971.2)	(1,268.7)	(1,046.7)
Matured	1,078.1	660.5	584.2
Sold	496.6	234.6	768.4
Net change in short-term securities available for sale	3,525.7	1,555.5	(375.0)
Receivables:
Originations, net of collections	(26,071.8)	(12,887.2)	(8,261.6)
Purchases and related premiums	(542.7)	(1,831.5)	(129.0)
Initial and fill-up securitizations	16,719.4	9,156.5	7,300.1
Sales to affiliates	855.6	-	-
Properties and equipment:
Purchases	(31.6)	(28.3)	(21.6)
Sales	1.3	2.2	.1

Net cash provided by (used in) investing activities	(4,940.6)	(4,406.4)	(1,181.1)

Cash flows from financing activities
Debt:
Net change in short-term debt and demand deposits	1,105.1	1,977.6	(513.5)
Net change in time certificates	(155.3)	194.3	150.3
Net change in debt due to affiliates	1,121.9	3,296.5	-
Senior and senior subordinated debt issued	7,629.9	991.0	4,360.9
Senior and senior subordinated debt retired	(7,315.6)	(4,563.0)	(4,029.8)
Insurance:
Policyholders’ benefits paid	(88.7)	(64.0)	(35.6)
Cash received from policyholders	121.1	91.6	33.1
Shareholders’ dividends	-	(311.1)	(141.4)
Redemption of preferred stock	-	-	(114.4)
Purchase of treasury stock	-	-	(164.1)
Issuance of common stock for employee benefit plans	-	-	62.2

Net cash provided by (used in) financing activities	2,418.4	1,612.9	(392.3)

Effect of exchange rate changes on cash	9.9	32.2	(15.2)

Net change in cash	(353.3)	(366.1)	(123.7)
Cash at beginning of period	463.4	674.0	797.7

Cash at end of period	$110.1	$307.9	$674.0

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization and Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Household International, Inc. and its subsidiaries (collectively, “Household”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. Household may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Household International, Inc. is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). Household was acquired by HSBC on March 28, 2003 in a purchase business combination recorded under the “push-down” method of accounting, which resulted in a new basis of accounting for the “successor” period beginning March 29, 2003. Information relating to all “predecessor” periods prior to the acquisition is presented using our historical basis of accounting, which impacts comparability to our successor period.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

Interim financial statement disclosures required by U.S. GAAP regarding segments are included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of this Form 10-Q.

2.        Securities

Securities consisted of the following available-for-sale investments:

June 30, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$2,498.9	$6.9	$(39.0)	$2,466.8
Money market funds	814.7	-	-	814.7
Time deposits	59.8	-	(.1)	59.7
U.S. government and federal agency debt securities	2,520.7	-	(6.9)	2,513.8
Marketable equity securities	.1	-	-	.1
Non-government mortgage backed securities	84.9	.1	(.4)	84.6
Other	944.8	.5	(5.9)	939.4

Subtotal	6,923.9	7.5	(52.3)	6,879.1
Accrued investment income	44.5	-	-	44.5

Total securities available for sale	$6,968.4	$7.5	$(52.3)	$6,923.6

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$5,641.0	$10.8	$-	$5,651.8
Money market funds	793.8	-	-	793.8
Time deposits	951.6	-	-	951.6
U.S. government and federal agency debt securities	2,430.1	-	(1.8)	2,428.3
Marketable equity securities	13.6	3.9	-	17.5
Non-government mortgage backed securities	389.2	.6	(.3)	389.5
Other	794.6	1.6	(.2)	796.0

Subtotal	11,013.9	16.9	(2.3)	11,028.5
Accrued investment income	44.6	-	-	44.6

Total securities available for sale	$11,058.5	$16.9	$(2.3)	$11,073.1

A summary of gross unrealized losses and related fair values as of June 30, 2004, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
June 30, 2004	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments
	(in millions)
Corporate debt securities	550	$(38.5)	$1,713.9	20	$(.5)	$17.3
Time deposits	8	(.1)	31.0	-	-	-
U.S. government and federal agency debt securities	78	(6.1)	374.4	18	(.8)	56.4
Non-government mortgage backed securities	8	(.4)	19.5	-	-	-
Other	76	(5.9)	339.3	-	-	-

Gross unrealized losses on our securities available for sale have increased during the first half of 2004 due to a general increase in interest rates. Since substantially all of these securities are rated A- or better, no permanent impairment is expected to be realized.

The amortized cost of our securities available for sale was adjusted to fair market value at the time of the merger with HSBC. As a result, at December 31, 2003 gross unrealized losses had existed less than one year.

3.        Receivables

Receivables consisted of the following:

	June 30, 2004	December 31, 2003
	(in millions)
Real estate secured	$56,033.0	$51,221.0
Auto finance	5,459.1	4,138.1
MasterCard(1)/Visa(1)	10,815.9	11,182.0
Private label	12,759.3	12,603.8
Personal non-credit card	14,019.2	12,832.0
Commercial and other	345.9	401.3

Total owned receivables	99,432.4	92,378.2
Purchase accounting fair value adjustments	323.2	418.9
Accrued finance charges	1,408.8	1,432.4
Credit loss reserve for owned receivables	(3,794.7)	(3,793.1)
Unearned credit insurance premiums and claims reserves	(644.3)	(702.6)
Interest-only strip receivables	707.1	953.6
Amounts due and deferred from receivable sales	206.7	339.9

Total owned receivables, net	97,639.2	91,027.3
Receivables serviced with limited recourse	22,835.4	26,200.4

Total managed receivables, net	$120,474.6	$117,227.7

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1.9 billion at June 30, 2004 and $2.4 billion at December 31, 2003. Interest-only strip receivables also included fair value mark-to-market adjustments which increased the balance by $302.5 million at June 30, 2004 and $257.1 million at December 31, 2003.

Receivables serviced with limited recourse consisted of the following:

	June 30, 2004	December 31, 2003
	(in millions)
Real estate secured	$175.3	$193.6
Auto finance	3,877.1	4,674.8
MasterCard/Visa	9,345.2	9,966.7
Private label	4,722.7	5,261.3
Personal non-credit card	4,715.1	6,104.0

Total	$22,835.4	$26,200.4

The combination of receivables owned and receivables serviced with limited recourse, which comprises our managed portfolio, is shown below:

	June 30, 2004	December 31, 2003
	(in millions)
Real estate secured	$56,208.3	$51,414.6
Auto finance	9,336.2	8,812.9
MasterCard/Visa	20,161.1	21,148.7
Private label	17,482.0	17,865.1
Personal non-credit card	18,734.3	18,936.0
Commercial and other	345.9	401.3

Total	$122,267.8	$118,578.6

4.        Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in millions)
Owned receivables:
Credit loss reserves at beginning of period	$3,753.0	$3,483.1	$3,793.1	$3,332.6
Provision for credit losses	997.4	1,039.3	1,925.2	2,048.9
Charge-offs	(1,057.8)	(997.4)	(2,107.9)	(1,931.7)
Recoveries	91.9	66.2	171.6	126.6
Other, net	10.2	67.4	12.7	82.2

Credit loss reserves for owned receivables at June 30	3,794.7	3,658.6	3,794.7	3,658.6

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	2,158.5	1,776.2	2,373.5	1,759.5
Provision for credit losses	148.0	617.0	401.1	1,024.3
Charge-offs	(425.8)	(436.1)	(924.8)	(854.7)
Recoveries	24.6	23.8	52.1	43.9
Other, net	(1.3)	(.6)	2.1	7.3

Credit loss reserves for receivables serviced with limited recourse at June 30	1,904.0	1,980.3	1,904.0	1,980.3

Credit loss reserves for managed receivables at June 30	$5,698.7	$5,638.9	$5,698.7	$5,638.9

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses of owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, consumer credit counseling accommodations, loan rewrites and deferments. When customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this is reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this is captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate is applied to receivables in all respective delinquency buckets, which increases the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing overall loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning, account management policies and practices and current levels of charge-offs and delinquencies.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percent of net charge-offs in developing our loss reserve estimates. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

5.        Intangible Assets

Intangible assets consisted of the following:

June 30, 2004	Gross	Accumulated Amortization	Carrying Value
	(in millions)
Purchased credit card relationships and related programs	$1,516.1	$244.1	$1,272.0
Retail services merchant relationships	270.1	68.2	201.9
Other loan related relationships	326.1	52.8	273.3
Trade names	717.2	-	717.2
Technology, customer lists and other contracts	281.0	77.6	203.4

Intangible assets	$3,110.5	$442.7	$2,667.8

December 31, 2003	Gross	Accumulated Amortization	Carrying Value
	(in millions)
Purchased credit card relationships and related programs	$1,512.0	$149.4	$1,362.6
Retail services merchant relationships	270.1	41.1	229.0
Other loan related relationships	326.1	33.8	292.3
Trade names	716.9	-	716.9
Technology, customer lists and other contracts	281.0	26.0	255.0

Intangible assets	$3,106.1	$250.3	$2,855.8

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,	(in millions)
2004	$355.5
2005	334.8
2006	327.4
2007	309.7
2008	214.9

6.        Goodwill

Goodwill balances associated with our foreign businesses will change from period to period due to movements in foreign exchange, which will cause our consolidated goodwill balance to fluctuate each reporting period. During the quarter ended March 31, 2004, we made final adjustments to the purchase price allocation resulting from our merger with HSBC. Since the one-year anniversary of our merger with HSBC was completed in the first quarter of 2004, no further merger-related adjustments to our goodwill balance will occur, except for changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of our merger with HSBC, pursuant to Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes.” During the second quarter of 2004, we reduced our goodwill balance by approximately $33 million as a result of such changes in tax estimates.

7.        Income Taxes

Our effective tax rates were as follows:

Three months ended June 30:
2004 (successor)	34.7%
2003 (successor)	33.7
Six months ended June 30, 2004 (successor)	34.0
March 29 through June 30, 2003 (successor)	33.7
January 1 through March 28, 2003 (predecessor)	42.5

The effective tax rate for the period January 1 through March 28, 2003 was adversely impacted by the non-deductibility of certain HSBC acquisition related costs. Excluding HSBC acquisition related costs of $198.2 million, which resulted in a $27.3 million tax benefit, our effective tax rate was 33.3 percent for the period January 1 through March 28, 2003.

The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

8.        Stock-Based Compensation

In 2002, we adopted the fair value method of accounting for our stock option and employee stock purchase plans. We elected to recognize stock compensation cost prospectively for all new awards granted under those plans beginning January 1, 2002 as provided under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (an amendment of FASB Statement No. 123)” (“SFAS No. 148”). Prior to 2002, we applied the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” in accounting for those plans. Because options granted prior to November 2002 vested upon completion of the merger with HSBC on March 28, 2003, all of our stock options are now accounted for using the fair value method.

Our employees currently participate in one or more stock compensation plans sponsored by HSBC. A description of these plans is included in Note 17 of our 2003 Form 10-K. Compensation expense relating to stock awards is charged to earnings over the vesting period. During the first quarter of 2004, we began to consider forfeitures for all stock awards granted subsequent to March 28, 2003 as part of our estimate of compensation cost rather than adjust compensation cost for forfeitures as they occur. The cumulative impact of this change was not material.

The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested awards in each period:

	Three months ended June 30,		Six months ended June 30,	March 29 through June 30,	January 1 through March 28,
	2004	2003	2004	2003	2003
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	(in millions)
Net income, as reported	$394.7	$364.0	$875.8	$373.7	$245.7
Add stock-based employee compensation expense included in reported net income, net of tax:
Stock option and employee stock purchase plans	1.1	1.3	8.5	1.3	6.6
Restricted stock rights	2.7	2.4	5.2	2.4	11.5
Deduct stock-based employee compensation expense determined under the fair value method, net of tax:
Stock option and employee stock purchase plans	(1.1)	(1.3)	(8.5)	(1.3)	(52.6)
Restricted stock rights	(2.7)	(2.4)	(5.2)	(2.4)	(45.3)

Pro forma net income	$394.7	$364.0	$875.8	$373.7	$165.9

9.        Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. The following tables present related party balances and the income and (expense) generated by related party transactions:

	June 30, 2004	December 31, 2003
	(in millions)
Assets and Liabilities:
Derivative financial assets, net	$1,646.6	$1,788.6
Other assets	266.9	.9
Debt due to affiliates	8,764.6	7,589.3
Other liabilities	96.9	26.4

	Three months ended June 30, 2004	Six months ended June 30, 2004	Three and Six months ended June 30, 2003
	(in millions)
Income/(Expense):
Interest expense	$(65.8)	$(118.4)	$(4.6)
HSBC Bank USA, National Association:
Real estate secured servicing revenues	3.3	5.6	-
Real estate secured sourcing, underwriting and pricing revenues	1.7	2.3	-
Other servicing, processing, origination and support revenues	2.8	5.3	-
HSBC Technology and Services (USA) Inc. (“HTSU”):
Technology and other services from HSBC affiliates	(188.2)	(360.7)	-
Rental revenue	8.4	16.1	-
Administrative services revenue	4.5	8.2	-
Other support services from HSBC affiliates	(8.2)	(13.1)	-

The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $58.7 billion at June 30, 2004 and $39.7 billion at December 31, 2003. Affiliate swap counterparties have provided collateral in the form of securities which are not recorded on our balance sheet and totaled $.4 billion at June 30, 2004 and $.5 billion at December 31, 2003.

During the second quarter, we made advances to our immediate parent, HSBC Investments (North America) Inc., totaling $266.0 million. The advances are due on demand but no later than November 17, 2004 and bear interest at rates comparable to those that would be made with unaffiliated parties.

Debt due to affiliates includes amounts owed to subsidiaries of HSBC (other than preferred stock). This funding was at interest rates (both the underlying benchmark rate and credit spreads) comparable to third-party rates for debt with similar maturities.

In the first quarter of 2004, we sold approximately $.9 billion of real estate secured receivables from our mortgage services business to HSBC Bank USA, National Association (“HSBC Bank USA”). Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HSBC Bank USA including all future business they purchase from our correspondents. As of June 30, 2004, we were servicing $4.5 billion of real estate secured receivables for HSBC Bank USA. We also received fees from HSBC Bank USA pursuant to a service level agreement under which we sourced, underwrote and priced $1.1 billion of real estate secured receivables purchased by HSBC Bank USA during the quarter and $1.5 billion year-to-date. These revenues have been recorded as other income.

Under various service level agreements, we also provide various services to HSBC Bank USA. These services include credit card servicing and processing activities through our credit card services business, loan origination and servicing through our auto finance business and other operational and administrative support. Fees received for these services are reported as other income.

On July 1, 2004, Household Bank (SB), N.A. purchased the account relationships associated with $970 million of MasterCard and Visa credit card receivables from HSBC Bank USA for approximately $99 million. The receivables will continue to be owned by HSBC Bank USA. Future originations will be made by Household Bank (SB), N.A. and sold daily to HSBC Bank USA.

As part of ongoing integration efforts, HSBC has instituted certain changes to its North American organization structure. Among these initiatives was the creation of a new technology services company, HSBC Technology and Services (USA) Inc. (“HTSU”). Effective January 1, 2004, our technology services employees, as well as technology services employees from other HSBC entities in North America, were transferred to HTSU. In addition, technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. Technology related assets owned by Household prior to January 1, 2004 currently remain in place and were not transferred to HTSU. In addition to information technology services, HTSU also provides certain item processing and statement processing activities to us pursuant to a master service level agreement. As a result of these changes, operating expenses relating to services provided by HTSU, which have previously been reported as salaries and fringe benefits, occupancy and equipment expenses or other servicing and administrative expenses, are now reported as support services from HSBC affiliates. Support services from HSBC affiliates includes services provided by HTSU as well as banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC. We also receive revenue from HTSU for certain office space which we have rented to them, which has been recorded as a reduction of occupancy and equipment expenses, and for certain administrative costs, which has been recorded as other income.

In addition, we utilize a related HSBC entity to underwrite substantially all ongoing debt issuances. Fees paid for such services totaled approximately $6.0 million for the six months ended June 30, 2004 and approximately $1.0 million for the period March 29 through June 30, 2003. These fees are amortized over the life of the related debt as a component of interest expense.

10.        Pension and Other Postretirement Benefits

Components of net periodic benefit cost related to our defined benefit pension plans and our postretirement benefits other than pensions were as follows:

	Pension Benefits		Other Postretirement Benefits
Three months ended June 30	2004	2003	2004	2003
	(Successor)	(Successor)	(Successor)	(Successor)
	(in millions)

Service cost – benefits earned during the period	$13.7	$11.8	$1.0	$.9
Interest cost	13.4	11.6	3.3	3.2
Expected return on assets	(22.5)	(16.0)	-	-
Amortization of prior service cost	.1	.2	-	-
Recognized (gains) losses	(1.3)	-	-	-

Net periodic benefit cost	$3.4	$7.6	$4.3	$4.1

	Pension Benefits			Other Postretirement Benefits
	Six months ended June 30, 2004	March 29 through June 30, 2003	January 1 through March 28, 2003	Six months ended June 30, 2004	March 29 through June 30, 2003	January 1 through March 28, 2003
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
	(in millions)
Service cost – benefits earned during the period	$27.4	$12.2	$10.6	$2.0	$.9	$.9
Interest cost	26.8	12.0	5.4	6.6	3.3	1.4
Expected return on assets	(45.1)	(16.5)	(16.2)	-	-	1.6
Amortization of prior service cost	.2	.2	.4	-	-	-
Recognized (gains) losses	(2.6)	-	14.0	-	-	(.3)

Net periodic benefit cost	$6.7	$7.9	$14.2	$8.6	$4.2	$3.6

11.        New Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption is not expected to have a material impact on our financial position or results of operations.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132 (revised)”). SFAS 132 (revised) revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 132 (revised) revises certain disclosure requirements contained in the original SFAS 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. We adopted the annual disclosure requirements for SFAS 132 (revised) in our 2003 Form 10-K and the interim period disclosure requirements in our Form 10-Q beginning with the quarter ended March 31, 2004.

In January 2004, the FASB issued FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 was issued in response to a new Medicare bill that provides prescription drug coverage to Medicare-eligible retirees and was signed into law in December 2003. FSP 106-1 allowed plan sponsors the option of accounting for the effects of this new law in financial statements for periods that cover the date of enactment or making a one-time election to defer the accounting for the effects of the new law. We elected to defer the accounting for the effects of the new law. In May 2004, the FASB issued FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which superceded FSP 106-1. FSP 106-2 is effective for the first interim period beginning after June 15, 2004. For companies that elected deferral under FSP 106-1, and for which enactment is deemed to be a “significant event,” FSP 106-2 provides two methods of transition – retroactive application or prospective application from the date of adoption. If the effects of the new law are deemed not to be a “significant event”, the effect can be incorporated into the next measurement date following the effective date. Adoption of FSP 106-2 is not expected to have a material impact on our accumulated postretirement benefit obligation and our net periodic benefit cost.

In March 2004, the FASB reached a consensus on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004. We do not expect the adoption of the impairment guidance contained in EITF 03-1 to have a material impact on our financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Executive Overview

Household International, Inc. is principally a non-operating holding company and an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). Household may also be referred to in MD&A as “we”, “us”, or “our”. Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period beginning March 29, 2003. During the six months ended June 30, 2003, the “predecessor” period contributed $245.7 million of net income and the “successor” period contributed $373.7 million of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, MD&A combines the “predecessor” period (January 1 to March 28, 2003) with the “successor” period (March 29 to June 30, 2003) to present “combined” results for the six months ended June 30, 2003.

In addition to owned basis reporting, we also monitor our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. See “Basis of Reporting” for further discussion of the reasons we use this non-GAAP financial measure.

In measuring our results, management’s primary focus is on managed receivable growth and operating net income (a non-GAAP financial measure which excludes $167.3 million, after-tax, of HSBC acquisition related costs and other merger related items incurred by Household in the first quarter of 2003.) See “Basis of Reporting” for further discussion of operating net income. Net income was $394.7 million for the quarter ended June 30, 2004, an increase of 8 percent compared to net income of $364.0 million in the prior year quarter. Net income for the first six months of 2004 was $875.8 million, an 11 percent increase over operating net income of $786.7 million for the first six months of 2003. The increases were primarily due to higher net interest income and lower provision for credit losses due to improving credit quality, partially offset by higher operating expenses and for the six month period, lower other revenues. The increase in net interest income was due to higher average receivables and for the six month period, lower funding costs, including the impact of purchase accounting fair value adjustments. The increases were partially offset by lower yields on our receivables, particularly in real estate secured receivables. Other revenues decreased during the six month period due to reduced securitization activity partially offset by higher other income. Operating expenses increased due to receivable growth and for the six month period, higher amortization of intangibles which were established in connection with the HSBC merger. Amortization of purchase accounting fair value adjustments increased net income by $34.1 million for the quarter ended June 30, 2004, and $34.4 million for the six months ended June 30, 2004 compared to $90.6 million for the quarter ended June 30, 2003.

The financial information set forth below summarizes selected financial highlights of Household as of June 30, 2004 and 2003 and for the three and six month periods ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Successor)	(Successor)	(Successor)	(Combined)
	(dollars are in millions)
Net income:(1)	$394.7	$364.0	$875.8	$619.4
Owned Basis Ratios:
Return on average owned assets (“ROA”)(1)	1.34%	1.32%	1.48%	1.18%
Return on average common shareholder’s equity (“ROE”)(1)	8.7	9.3	9.8	9.5
Net interest margin	7.94	8.51	7.80	7.91
Consumer net charge-off ratio, annualized	4.02	4.34	4.09	4.28
Efficiency ratio(1)(2)	43.4	42.0	43.7	44.9
Managed Basis Ratios:(3)
Return on average managed assets (“ROMA”)(1)	1.12%	1.08%	1.23%	.96%
Net interest margin	8.49	9.23	8.48	8.76
Risk adjusted revenue	6.86	7.26	6.98	7.22
Consumer net charge-off ratio, annualized	4.57	4.89	4.72	4.82
Efficiency ratio(1)(2)	41.3	34.3	40.9	37.9

	June 30, 2004	June 30, 2003
	(Successor)	(Successor)
	(dollars are in millions)
Receivables:
Owned basis	$99,432.4	$88,307.0
Managed basis(3)	122,267.8	112,575.2
Two-month-and-over contractual delinquency ratios:
Owned basis	4.57%	5.38%
Managed basis(3)	4.70	5.30

(1)	The following table includes non-GAAP financial information for the six months ended June 30, 2003. This information is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(dollars are in millions)
Net income	$394.7	$364.0	$875.8	$619.4
HSBC acquisition related costs and other merger related items, after-tax	-	-	-	167.3

Operating net income	$394.7	$364.0	$875.8	$786.7

ROA	1.34%	1.32%	1.48%	1.49%
ROE	8.7	9.3	9.8	12.2
Owned basis efficiency ratio(2)	43.4	42.0	43.7	41.3
ROMA	1.12	1.08	1.23	1.21
Managed basis efficiency ratio(2)	41.3	34.3	40.9	34.8

(2)	Ratio of total costs and expenses less policyholders’ benefits to net interest margin and other revenues less policyholders’ benefits.
(3)	Managed basis reporting is a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

Because HSBC reports results on a U.K. GAAP basis, our management also separately monitors earnings excluding goodwill amortization and net income under U.K. GAAP (non-GAAP financial measures). The following table summarizes U.K. GAAP results:

	Three months ended June 30, 2004	Six months ended June 30, 2004	March 29 through June 30, 2003
	(in millions)
Earnings excluding goodwill amortization – U.K. GAAP basis	$702.2	$1,516.5	$519.0
Net income – U.K. GAAP basis	575.7	1,253.8	403.7

Owned receivables were $99.4 billion at June 30, 2004, $93.7 billion at March 31, 2004 and $88.3 billion at June 30, 2003. Real estate secured receivables were the primary driver of the growth despite sales to HSBC Bank USA, National Association (“HSBC Bank USA”) in late 2003 and the first quarter of 2004. Real estate secured receivables reflect sales to HSBC Bank USA of $.9 billion on March 31, 2004 and $2.8 billion on December 31, 2003 and purchases of correspondent receivables directly by HSBC Bank USA of $1.1 billion in the second quarter of 2004 and $1.5 billion year-to-date, a portion of which we otherwise would have purchased. Lower securitization levels also contributed to the increase in owned receivables over both periods.

We previously reported that we intended to transfer substantially all of our domestic private label credit card and General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA in 2004. We planned to maintain the related customer account relationships and sell additional volume to HSBC Bank USA on a daily basis following the initial sale. We also reported that upon receipt of regulatory approvals we expected to adopt charge-off and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”) for the MasterCard and Visa and private label credit card receivables which would remain on our balance sheet. Given the recent growth and funding needs of HSBC Bank USA, we expect HSBC Bank USA will apply for approval to acquire only the private label portfolio in 2004. We, and HSBC Bank USA, will consider potential transfers of some of our MasterCard and Visa receivables to HSBC Bank USA in the future based upon continuing evaluations of capital and liquidity at each entity.

The private label receivables we expect to sell to HSBC Bank USA by year-end will have a principal balance of approximately $11 billion ($15 billion on a managed basis). Upon receipt of regulatory approval for transfer of the private label portfolio, we will, however, adopt charge-off and account management policies in accordance with FFIEC guidelines for our entire domestic private label and MasterCard and Visa portfolios. Following the transfer of the private label portfolio, we expect our net interest income and fee income will be substantially reduced, but our other income will substantially increase as we record gains from the initial and continuing sales of private label receivables in the future. We cannot predict with any degree of certainty the timing as to when or if regulatory approval will be received and, therefore, when the related asset transfers will be completed. As a result, it is not possible to quantify the impact of these actions at this time. Additional information on the financial impact of the proposed transfer will be reported as the regulatory approval process progresses and the amount becomes quantifiable.

Our owned basis two-months-and-over-contractual delinquency ratio, including dollars of delinquency, decreased compared to both the prior quarter and the prior year quarter. The decrease is consistent with the improvements in early delinquency roll rate trends we began to experience in the fourth quarter of 2003 as a result of improvements in the economy and better underwriting, including both improved modeling and improved credit quality of originations.

Net charge-offs as a percentage of average consumer receivables for the June 2004 quarter decreased over the March 2004 and prior year quarter as the lower delinquency levels we have been experiencing are beginning to have an impact on charge-off. Also contributing to the decrease in net charge-offs compared to the prior year quarter was a decrease in the percentage of the portfolio comprised of personal non-credit card receivables, which have a higher net charge-off rate than other products in our portfolio.

During the first six months of 2004, we became less reliant on third party debt and initial securitization levels as we used proceeds from the sale of real estate secured receivables to HSBC Bank USA and debt issued to affiliates to assist in the funding of our businesses. Because we are now a subsidiary of HSBC, our credit spreads relative to Treasuries have tightened. We recognized cash funding expense savings, primarily as a result of these tightened credit spreads and lower costs due to shortening the maturity of our liabilities primarily through increased issuance of commercial paper, in excess of $140 million for the first six months of 2004 and less than $30 million for the prior-year period compared to the funding costs we would have incurred using average spreads from the first half of 2002.

Securitization of consumer receivables has been, and will continue to be, a source of funding and liquidity for us. Under U.K. GAAP as reported by HSBC, our securitizations are treated as secured financings. In order to align our accounting treatment with that of HSBC under U.K. GAAP, we intend to structure all new funding utilizing receivables as collateral as secured financings beginning in the third quarter of 2004. However, because existing public private label and MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments to support previously issued securities, receivables of each of these asset types will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is expected to occur in 2007. In addition, we may continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a short period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity will reduce our reported net income under U.S. GAAP. There will be no impact, however, on cash received from operations or on U.K. GAAP reported results.

Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Unless noted, the discussion of our financial condition and results of operations included in MD&A is presented on an owned basis of reporting.

Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger are presented using our historical basis of accounting, which impacts comparability with the “successor” period beginning March 29, 2003. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, MD&A combines the “predecessor” period (January 1 through March 28, 2003) with the “successor” period (March 29 through June 30, 2003) to present “combined” results for the six months ended June 30, 2003.

In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-GAAP basis:

Operating Results, Percentages and Ratios  Certain percentages and ratios have been presented on an operating basis and have been calculated using “operating net income”, a non-GAAP financial measure. “Operating net income” is net income excluding $167.3 million, after-tax, of HSBC acquisition related costs and other merger related items incurred by Household in the first quarter of 2003. This nonrecurring item is also excluded in calculating our operating basis efficiency ratios. We believe that excluding this nonrecurring item helps readers of our financial statements to better understand the results and trends of our underlying business.

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

When reporting on a managed basis, net interest income, provision for credit losses and fee income related to receivables securitized are reclassified from securitization revenue in our owned statement of income into the appropriate caption. Additionally, charge-off and delinquency associated with these receivables are included in our managed basis credit quality statistics.

Debt analysts, rating agencies and others also evaluate our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables investors and other interested parties to better understand the performance and quality of our entire managed loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned and securitized portfolios. As our securitized levels fall over time, managed basis and owned basis results will eventually converge and we will only report owned basis results.

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

U.K. GAAP  Because HSBC reports results on a U.K. GAAP basis, our management also separately monitors net income and earnings excluding goodwill amortization under U.K. GAAP (non-GAAP financial measures). The following table reconciles our net income on a U.S. GAAP basis to earnings excluding goodwill amortization and net income on a U.K. GAAP basis:

	Three months ended June 30, 2004	Six months ended June 30, 2004	March 29 through June 30, 2003
	(in millions)
Net income – U.S. GAAP basis	$394.7	$875.8	$373.7
Adjustments, net-of-tax:
Deferred origination expenses	(31.9)	(71.7)	(22.2)
Derivative financial instruments	.7	1.4	(47.5)
Securitizations	110.9	248.7	(180.2)
Intangibles	46.6	116.5	51.3
Purchase accounting adjustments	175.5	311.0	378.8
Other	5.9	34.9	(34.9)

Earnings excluding goodwill amortization – U.K. GAAP basis	702.4	1,516.6	519.0
Goodwill amortization	(126.7)	(262.8)	(115.3)

Net income – U.K. GAAP basis	$575.7	$1,253.8	$403.7

Differences between U.S. and U.K GAAP are as follows:

Deferred origination expenses

U.K. GAAP

•	Fee and commission income is accounted for in the period when receivable, except when it is charged to cover the costs of a continuing service to, or risk borne for, the customer, or is interest in nature. In these cases, it is recognized on an appropriate basis over the relevant period.
•	Loan origination costs are generally expensed as incurred. As permitted by U.K. GAAP, HSBC applies a restricted definition of the incremental, directly attributable origination expenses that are deferred and subsequently amortized over the life of the loans.

U.S. GAAP

•	Certain loan fee income and direct loan origination costs are amortized to the profit and loss account over the life of the loan as an adjustment to interest income (SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.)

Derivative financial instruments

U.K. GAAP

•	Non-trading derivatives are those which are held for hedging purposes as part of our risk management strategy against cash flows, assets, liabilities, or positions measured on an accruals basis. Non-trading transactions include qualifying hedges and positions that synthetically alter the characteristics of specified financial instruments.
•	Non-trading derivatives are accounted for on an equivalent basis to the underlying assets, liabilities or net positions. Any profit or loss arising is recognized on the same basis as that arising from the related assets, liabilities or positions.
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

•	Interest rate swaps are also used to alter synthetically the interest rate characteristics of financial instruments. In order to qualify for synthetic alteration, a derivative instrument must be linked to specific individual, or pools of similar, assets or liabilities by the notional principal and interest rate risk of the associated instruments, and must achieve a result that is consistent with defined risk management objectives. If these criteria are met, accrual based accounting is applied, i.e. income or expense is recognized and accrued to the next settlement date in accordance with the contractual terms of the agreement.
•	Any gain or loss arising on the termination of a qualifying derivative is deferred and amortized to earnings over the original life of the terminated contract. Where the underlying asset, liability or position is sold or terminated, the qualifying derivative is immediately marked-to-market through the profit and loss account.
•	Derivatives that do not qualify as hedges or synthetic alterations at inception are marked-to-market through the profit and loss account, with gains and losses included within “other income”.

U.S. GAAP

•	All derivatives must be recognized as either assets or liabilities in the balance sheet and be measured at fair value (SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”).
•	The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation as described below:
–	For a derivative designated as hedging exposure to changes in the fair value of a recognized asset or liability or a firm commitment, the gain or loss is recognized in earnings in the period of change together with the associated loss or gain on the hedged item attributable to the risk being hedged. Any resulting net gain or loss represents the ineffective portion of the hedge.
–	For a derivative designated as hedging exposure to variable cash flows of a recognized asset or liability, or of a forecast transaction, the derivative’s gain or loss associated with the effective portion of the hedge is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecast transaction affects earnings. The ineffective portion is reported in earnings immediately.
–	For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the change in fair value of the derivative associated with the effective portion of the hedge is included as a component of other comprehensive income, together with the associated loss or gain on the hedged item. The ineffective portion is reported in earnings immediately.
–	In order to apply hedge accounting it is necessary to comply with documentation requirements and to demonstrate the effectiveness of the hedge on an ongoing basis.
–	For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change in fair value.

Securitizations

U.K. GAAP

•	FRS 5, “Reporting the Substance of Transactions,” requires that the accounting for securitized receivables is governed by whether the originator has access to the benefits of the securitized assets and exposure to the risks inherent in those benefits and whether the originator has a liability to repay the proceeds of the note issue:
–	The securitized assets should be derecognized in their entirety and a gain or loss on sale recorded where the originator retains no significant benefits and no significant risks relating to those securitized assets.
–	The securitized assets and the related finance should be consolidated under a linked presentation where the originator retains significant benefits and significant risks relating to those securitized assets but where the downside exposure is limited to a fixed monetary amount and certain other conditions are met.
–	The securitized assets and the related finance should be consolidated on a gross basis where the originator retains significant benefits and significant risks relating to those securitized assets and does not meet the conditions required for linked presentation.

U.S. GAAP

•	SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” requires that receivables that are sold to a special purpose entity and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over those securitized assets.
•	Control has been surrendered over transferred assets if and only if all of the following conditions are met:
–	The transferred assets have been put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.
–	Each holder of interests in the transferee (i.e., holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.
–	The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.
–	If these conditions are not met the securitized assets should continue to be consolidated.
•	Where we retain an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the special purpose entity, we recognize this interest at fair value on sale of the assets.
•	There are no provisions for linked presentation of securitized assets and the related finance.

Intangibles

U.K. GAAP

•	An intangible asset is recognized separately from goodwill where it is identifiable and controlled. It is identifiable only if it can be disposed of or settled separately without disposing of the whole business. Control requires legal rights or custody over the item.
•	An intangible asset purchased as part of a business combination is capitalized at fair value based on its replacement cost, which is normally its estimated market value.

U.S. GAAP

•	An intangible asset is recognized separately from goodwill when it arises from contractual or other legal rights or if it is separable, i.e. it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged in combination with a related contract, asset or liability. The effect of this is that certain intangible assets such as trademarks and customer relationships are recognized under U.S. GAAP, although such assets will not be recognized under U.K. GAAP.
•	Intangible assets are initially recognized at fair value. An intangible asset with a finite useful life is amortized over the period for which it contributes to the future cash flows of the entity. An intangible asset with an indefinite useful life is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Purchase accounting adjustments – The reconciling “purchase accounting adjustments” predominantly reflect:

•	the measurement of equity consideration at the date the terms of acquisition are agreed and announced under U.S. GAAP; under U.K. GAAP equity consideration is measured at the date of acquisition;
•	recognition of deferred tax on all fair value adjustment under U.S. GAAP, and corresponding amortization post-acquisition;
•

non-recognition of residual interests in securitization vehicles existing at acquisition under U.K. GAAP. Instead, the assets and liabilities of the securitization vehicles are recognized on the U.K. GAAP balance sheet, and credit provisions are established against the loans and advances. This GAAP adjustment existing at acquisition unwinds over the life of the securitization vehicles; and
•	certain costs which under U.K. GAAP, relate to either post-acquisition management decisions or certain decisions made prior to the acquisition are required to be expensed to the post-acquisition profit and loss account and cannot be capitalized as goodwill, or included within the fair value of the liabilities of the acquired entity.

Other – Includes adjustments related to suspension of interest accruals on nonperforming loans, capitalized software costs and other items.

•	Capitalized software costs
–	U.K. GAAP – HSBC generally expenses costs of software developed for internal use. If it can be shown that conditions for capitalization are met under FRS 10, “Goodwill and intangible assets,” or FRS 15, “Tangible fixed assets”, the software is capitalized and amortized over its useful life. Website design and content development costs are capitalized only to the extent that they lead to the creation of an enduring asset delivering benefits at least as great as the amount capitalized.
–	U.S. GAAP – The American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 98-1, “Accounting for the costs of computer software developed or obtained for internal use,” requires that all costs incurred in the preliminary project and post implementation stages of internal software development be expensed. Costs incurred in the application development stage must be capitalized and amortized over their estimated useful life. Website design costs are capitalized and website content development costs are expensed as they are incurred.

Goodwill amortization

U.K. GAAP

•	Goodwill arising on acquisitions of subsidiary undertakings, associates or joint ventures prior to 1998 was charged against reserves in the year of acquisition.
•	For acquisitions made on or after January 1, 1998, goodwill is included in the balance sheet and amortized over its estimated useful life on a straight-line basis. U.K. GAAP allows goodwill previously eliminated against reserves to be reinstated, but does not require it.
•	Goodwill included in the balance sheet is tested for impairment when necessary by comparing the recoverable amount of an entity with the carrying value of its net assets, including attributable goodwill. The recoverable amount of an entity is the higher of its value in use, generally the present value of the expected future cash flows from the entity, and its net realizable value.
•	At the date of disposal of subsidiaries, associates or joint ventures, any unamortized goodwill or goodwill charged directly against reserves is included in our share of the undertakings’ total net assets in the calculation of the gain or loss on disposal.
•	Where quoted securities are issued as part of the purchase consideration in an acquisition, the fair value of those securities for the purpose of determining the cost of acquisition is the market price at the date of completion.

U.S. GAAP

•	Goodwill acquired up to June 30, 2001 was capitalized and amortized over its useful life but not more than 25 years. The amortization of previously acquired goodwill ceased from December 31, 2001.
•	SFAS 142, “Goodwill and Other Intangible Assets” requires that goodwill should not be amortized but should be tested for impairment annually at the reporting unit level by applying a fair-value-based test.
•	The goodwill of a reporting unit should be tested for impairment between annual tests in response to events or changes in circumstance which could result in an impairment.
•	Where quoted securities are issued as part of the purchase consideration in an acquisition, the fair value of those securities for the purpose of determining the cost of acquisition is the average market price of the securities for a reasonable period before and after the date that the terms of the acquisition are agreed and announced.

Quantitative Reconciliations of Non-GAAP Financial Measures to GAAP Financial Measures  For a reconciliation of managed basis net interest income, fee income and provision for credit losses to the comparable owned basis amounts, see “Segment Results — Managed Basis” in this MD&A. For a reconciliation of our owned loan portfolio by product to our managed loan portfolio, see Note 3, “Receivables,” to the accompanying consolidated financial statements. For additional quantitative reconciliations of non-GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to GAAP Financial Measures.”

Receivable Review

The following table summarizes owned receivables at June 30, 2004 and increases (decreases) over prior periods:

	June 30, 2004	Increase (decrease) from
		March 31, 2004		June 30, 2003
		$	%	$	%
	(dollars are in millions)
Real estate secured	$56,033.0	$3,592.8	7%	$6,276.8	13%
Auto finance	5,459.1	522.8	11	2,882.8	112
MasterCard(1)/Visa(1)	10,815.9	28.0	-	1,447.3	15
Private label	12,759.3	1,000.2	9	699.2	6
Personal non-credit card(2)	14,019.2	675.8	5	(96.0)	(1)
Commercial and other	345.9	(37.2)	(10)	(84.7)	(20)

Total owned receivables	$99,432.4	$5,782.4	6%	$11,125.4	13%

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.
(2)	Personal non-credit card receivables are comprised of the following:

	June 30, 2004	March 31, 2004	June 30, 2003
	(in millions)
Domestic personal non-credit card	$6,491.6	$5,906.7	$6,673.5
Union Plus personal non-credit card	576.6	640.4	862.0
Personal homeowner loans	3,408.0	3,384.4	3,851.5
Foreign personal non-credit card	3,543.0	3,411.9	2,728.2

Total personal non-credit card	$14,019.2	$13,343.4	$14,115.2

Receivable increases (decreases) since June 30, 2003  Driven by growth in our correspondent business, real estate secured receivables increased over the year-ago period despite sales to HSBC Bank USA. Real estate secured receivables reflect sales to HSBC Bank USA of $.9 billion on March 31, 2004 and $2.8 billion on December 31, 2003, as well as HSBC Bank USA’s purchase of receivables directly from correspondents totaling $1.1 billion in the second quarter of 2004 and $1.5 billion year-to-date, a portion of which we otherwise would have purchased. Growth in real estate secured receivables was supplemented by purchases from a previously dormant correspondent relationship which totaled $1.3 billion in the second quarter of 2004. Real estate secured receivable levels in our branch-based consumer lending business continue to improve, as sales volumes remain higher than the first half of 2003 and we continue to emphasize real estate secured loans in our branches. Auto finance receivables increased over the year-ago period due to newly originated loans acquired from our dealer network and strategic alliances established during 2003 and lower securitization levels. MasterCard and Visa receivables reflect $.9 billion in portfolio acquisitions during 2003 and organic growth especially in our GM and subprime portfolios. Growth in private label receivables reflects a $.5 billion portfolio acquisition in the second quarter of 2004 and organic growth through existing merchants which was partially offset by securitization activity. Personal non-credit card receivables declined slightly over the year-ago period as we decreased the size of our domestic portfolio through tightened underwriting in our branches and decreased marketing in our branches and Union Plus portfolio. The decline was partially offset by lower securitization levels and higher levels of foreign personal non-credit card receivables.

Receivable increases (decreases) since March 31, 2004  Both our correspondent and branch businesses reported growth in their real estate secured portfolios as discussed above. Growth in our private label portfolio reflects a $.5 billion portfolio acquisition and lower securitization levels. Growth in our auto finance and personal non-credit card portfolios reflect lower levels of securitizations. Auto finance receivables also increased due to new originations from our dealer network.

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statement of income.

Net interest income  The following table summarizes net interest income:

			Increase (Decrease)
Three months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Finance and other interest income	$2,650.3	$2,504.1	$146.2	5.8%
Interest expense	640.2	558.8	81.4	14.6

Net interest income	$2,010.1	$1,945.3	$64.8	3.3%

Net interest income as a percent of average interest-earning assets, annualized	7.94%	8.51%

			Increase (Decrease)
Six months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Finance and other interest income	$5,193.1	$5,049.1	$144.0	2.9%
Interest expense	1,277.5	1,470.8	(193.3)	(13.1)

Net interest income	$3,915.6	$3,578.3	$337.3	9.4%

Net interest income as a percent of average interest-earning assets, annualized	7.80%	7.91%

The increase in dollars of net interest income during the quarter was due to higher average receivables, partially offset by lower yields on our receivables, particularly real estate secured receivables. The year-to-date increase was due to higher average receivables and lower funding costs, including the impact of purchase accounting fair value adjustments, partially offset by lower yields. The lower yields reflect reduced pricing including higher levels of near-prime receivables, as well as the run-off of higher yielding real estate secured receivables, including second lien loans. The HSBC merger-related purchase accounting adjustments include both amortization of fair value adjustments to our external debt obligations, including derivative financial instruments (which reduced interest expense), and to our receivables (which reduced finance income). Net interest income for the quarter, excluding amortization of purchase accounting adjustments, which totaled $163.2 million in 2004 and $264.3 million in 2003, was $1.8 billion in 2004 and $1.7 billion in 2003. For the six month periods, net interest income excluding amortization of purchase accounting adjustments, which totaled $334.5 million in 2004 and $273.5 million in 2003, was $3.6 billion in 2004 and $3.3 billion in 2003.

Net interest income as a percentage of average interest earning assets declined during both the quarter and year-to-date period. As discussed above, lower yields on our receivables drove the decreases in both periods. For the six months, lower yields were partially offset by lower funding costs, including the impact of purchase accounting fair value adjustments.

Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest income was $2.6 billion in the three months ended June 30, 2004, flat compared to managed basis net interest income of $2.6 billion in the three months ended June 30, 2003. For the six months ended June 30, 2004, managed basis net interest income was $5.3 billion, up 6.0 percent from $5.0 billion in the six months ended June 30, 2003. Net interest income as a percent of average managed interest-earning assets, annualized, was 8.49 percent in the current quarter and 8.48 percent year-to-date, compared to 9.23 and 8.76 percent in the year-ago periods. As discussed above, the decreases were due to lower yields on our receivables, particularly in real estate secured receivables, partially offset in the year-to-date period by lower funding costs, including the impact of purchase accounting fair value adjustments. Net interest income as a percent of receivables on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields.

Provision for credit losses  The following table summarizes provision for credit losses:

			Increase (Decrease)
	2004	2003	Amount	%
	(dollars are in millions)
Three months ended June 30	$997.4	$1,039.3	$(41.9)	(4.0)%
Six months ended June 30	1,925.2	2,048.9	(123.7)	(6.0)

Improving credit quality, partially offset by receivable growth, contributed to the decreases in the provision for credit losses. The provision as a percent of average owned receivables, annualized, was 4.13 percent in the current quarter and 4.06 percent year-to-date, compared to 4.82 and 4.83 percent in the year-ago periods. We recorded provision for owned credit losses $31.5 million greater than net charge-offs in the second quarter of 2004 and $11.1 million less than net charge-offs year-to-date. In the first quarter of 2004, provision for owned credit losses was less than net charge-off as receivable levels remained flat and credit quality improved. During the second quarter of 2004, the provision for owned credit losses was greater than net charge-offs due to receivable growth, partially offset by continued improvement is asset quality. Net charge-off dollars for the six-month period ended June 30, 2004 increased compared to the prior year period as higher delinquencies in the prior year due to adverse economic conditions migrated to charge-off. In 2003, we recorded provision for owned credit losses greater than net charge-offs of $108.1 million during the second quarter and $243.8 million during the first six months of 2003. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See Note 4, “Credit Loss Reserves” to the accompanying consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues  The following table summarizes other revenues:

			Increase (Decrease)
Three months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Securitization revenue	$253.0	$282.6	$(29.6)	(10.5)%
Insurance revenue	204.2	183.3	20.9	11.4
Investment income	30.2	33.2	(3.0)	(9.0)
Fee income	247.2	228.4	18.8	8.2
Other income	178.9	162.8	16.1	10.0

Total other revenues	$913.5	$890.3	$23.2	2.6%

			Increase (Decrease)
Six months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Securitization revenue	$586.7	$723.7	$(137.0)	(18.9)%
Insurance revenue	415.1	360.6	54.5	15.1
Investment income	71.0	114.5	(43.5)	(38.0)
Fee income	514.8	517.0	(2.2)	(.4)
Other income	480.8	415.1	65.7	15.8

Total other revenues	$2,068.4	$2,130.9	$(62.5)	(2.9)%

Securitization revenue is the result of the securitization of our receivables and includes the following:

			Increase (Decrease)
Three months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Net initial gains(1)	$22.3	$32.3	$(10.0)	(31.0)%
Net replenishment gains(1)	112.9	134.5	(21.6)	(16.1)
Servicing revenue and excess spread	117.8	115.8	2.0	1.7

Total	$253.0	$282.6	$(29.6)	(10.5)%

			Increase (Decrease)
Six months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Net initial gains(1)	$25.2	$67.6	$(42.4)	(62.7)%
Net replenishment gains(1)	232.7	271.4	(38.7)	(14.3)
Servicing revenue and excess spread	328.8	384.7	(55.9)	(14.5)

Total	$586.7	$723.7	$(137.0)	(18.9)%

(1)	Net of our estimate of probable credit losses under the recourse provisions

The decreases in securitization revenue were due to decreases in the level and mix of receivables securitized during 2004 as a result of the use of alternative funding sources and for the six month period, lower excess spread which included amortization of purchase accounting fair value adjustments to our interest-only strip receivables. Securitization revenue in the second quarter also reflects an increase in estimated losses on securitized receivables at auto finance. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives. Under U.K. GAAP as reported by HSBC, our securitizations are treated as secured financings. In order to align our accounting treatment with that of HSBC under U.K. GAAP, we intend to structure all new funding utilizing receivables as collateral as secured financings beginning in the third quarter of 2004. However, because existing public private label and MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments to support previously issued securities, receivables of each of these asset types will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is expected to occur in 2007. In addition, we may continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a short period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero.

The termination of sale treatment on new collateralized funding activity will reduce our reported net income under U.S. GAAP. There will be no impact, however, on cash received from operations or on U.K. GAAP reported results.

Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, decreased $179.5 million in the current quarter and $291.8 million year-to-date, compared to $192.7 and $234.2 million in the year-ago periods as securitized receivables decreased.

Insurance revenue increased in both periods, due primarily to increased sales in our U.K. business.

Investment income, which includes income on securities available for sale in our insurance business as well as realized gains and losses from the sale of securities, decreased in both periods due to lower yields. Lower gains from security sales and the amortization of purchase accounting adjustments also contributed to the decrease for the six-month period.

Fee income, which includes revenues from fee-based products such as credit cards, increased during the quarter due to higher credit card fees. For the six-month period, higher credit card fees were more than offset by higher payments to merchant partners as a result of portfolio acquisitions in our retail services business. See “Segment Results – Managed Basis” in MD&A for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, increased in both periods due to higher revenues from our mortgage and commercial operations, including a gain in the quarter of $79.3 million associated with the partial sale of a real estate investment. The increases were partially offset by lower derivative income. In the second quarter of 2003, we recorded income of $74.4 million due to the discontinuation of the shortcut method of accounting for our interest rate swaps as a result of the merger with HSBC. The increase in the six-month period also reflects higher revenues from our tax refund lending business which was primarily due to lower funding costs as a result of the HSBC merger.

Costs and Expenses  As discussed earlier, effective January 1, 2004, our technology services employees were transferred to HSBC Technology and Services (USA) Inc. (“HTSU”). As a result, operating expenses relating to information technology as well as certain item processing and statement processing activities, which have previously been reported as salaries and fringe benefits, occupancy and equipment expenses, or other servicing and administrative expenses are now billed to us by HTSU and reported as support services from HSBC affiliates. Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC.

The following table summarizes total costs and expenses:

			Increase (Decrease)
Three months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$457.4	$488.6	$(31.2)	(6.4)%
Sales incentives	89.8	83.2	6.6	7.9
Occupancy and equipment expenses	76.3	100.0	(23.7)	(23.7)
Other marketing expenses	131.2	135.2	(4.0)	(3.0)
Other servicing and administrative expenses	198.1	263.7	(65.6)	(24.9)
Support services from HSBC affiliates	196.4	-	196.4	100.0
Amortization of intangibles	79.4	78.3	1.1	1.4
Policyholders’ benefits	93.2	98.4	(5.2)	(5.3)

Total costs and expenses	$1,321.8	$1,247.4	$74.4	6.0%

			Increase (Decrease)
Six months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$943.2	$997.2	$(54.0)	(5.4)%
Sales incentives	168.4	122.3	46.1	37.7
Occupancy and equipment expenses	159.0	201.2	(42.2)	(21.0)
Other marketing expenses	262.9	278.7	(15.8)	(5.7)
Other servicing and administrative expenses	424.2	586.6	(162.4)	(27.7)
Support services from HSBC affiliates	373.8	-	373.8	100.0
Amortization of intangibles	195.0	92.6	102.4	100 +
Policyholders’ benefits	206.0	192.4	13.6	7.1
HSBC acquisition related costs incurred by Household	-	198.2	(198.2)	(100.0)

Total costs and expenses	$2,732.5	$2,669.2	$63.3	2.4%

The following table summarizes our owned basis efficiency ratio:

	2004	2003
Three months ended June 30	43.4%	42.0%
Six months ended June 30:
GAAP basis	43.7	44.9
Excluding HSBC acquisition related costs(1)	43.7	41.3

(1)	Represents a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of our operating efficiency ratio to our owned basis GAAP efficiency ratio.

The increases in the 2004 efficiency ratios over the 2003 operating basis ratios were primarily attributable to an increase in expenses, as well as lower securitization revenue. The year-to-date period increase also reflects higher intangible amortization.

Salaries and employee benefits decreased primarily due to the transfer of our technology personnel to HTSU. Excluding this change, salaries and fringe benefits increased $26.8 million for the quarter and $58.8 million year-to-date as a result of increases in substantially all of our business units. For the six month period, these increases were partially offset by decreases in employee benefit expenses as a result of non-recurring expenses incurred in the first quarter of 2003 in conjunction with the merger.

Sales incentives increased in both periods. The increase in the quarter was due to increases in our mortgage services business. The year-to-date increase also reflects higher volumes in our branches.

Occupancy and equipment expenses decreased in both periods primarily due to the formation of HTSU as discussed above.

Other marketing expenses decreased in both periods primarily due to decreased credit card marketing.

Other servicing and administrative expenses decreased primarily due to the transfer of certain item processing and statement processing services to HTSU. The decreases were partially offset by higher systems costs due to growth, higher consulting costs and increased REO costs due to higher volumes.

Support services from HSBC affiliates includes the following:

	Three months ended June 30, 2004	Six months ended June 30, 2004
	(in millions)
Technology and other services charged to us by HTSU	$188.2	$360.7
Support services, banking services and other miscellaneous expenses for services provided by subsidiaries of HSBC	8.2	13.1

Amortization of intangibles was essentially flat during the quarter. The increase in the six month period reflects higher amortization of intangibles established in conjunction with the HSBC merger.

Policyholders’ benefits decreased in the second quarter as a result of lower expenses in our domestic businesses. Higher sales in our U.K. business and higher amortization of fair value adjustments relating to our insurance business, partially offset by lower expenses in our domestic business drove the increase in policyholder benefits for the six-month period.

HSBC acquisition related costs incurred by Household in the first quarter of 2003 include payments to executives under existing employment contracts and investment banking, legal and other costs relating to our acquisition by HSBC.

Segment Results – Managed Basis

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom, Canada, Ireland and the remainder of Europe.

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

We monitor our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage and evaluate our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results, and make decisions about allocating resources such as employees and capital on a managed basis. When reporting on a managed basis, net interest income, provision for credit losses and fee income related to receivables securitized are reclassified from securitization revenue in our owned statement of income into the appropriate caption.

Consumer Segment  The following table summarizes results for our Consumer segment:

			Increase (Decrease)
Three months ended June 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$255.9	$175.2	$80.7	46.1%
Net interest income	1,914.6	1,804.1	110.5	6.1
Fee income	85.4	78.8	6.6	8.4
Other revenues, excluding fee income	(209.8)	175.8	(385.6)	(100 +)
Intersegment revenues	25.8	30.3	(4.5)	(14.9)
Provision for credit losses	733.5	1,182.9	(449.4)	(38.0)
Total costs and expenses	647.5	593.6	53.9	9.1
Receivables	92,195.5	83,992.1	8,203.4	9.8
Assets	94,799.1	86,352.1	8,447.0	9.8
Net interest income as a percent of average interest-earning assets, annualized	8.41%	8.65%	-	-
Return on average managed assets	1.10	.82	-	-

			Increase (Decrease)
Six months ended June 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$560.3	$391.5	$168.8	43.1%
Net interest income	3,779.2	3,542.3	236.9	6.7
Fee income	179.2	176.0	3.2	1.8
Other revenues, excluding fee income	(391.3)	192.9	(584.2)	(100 +)
Intersegment revenues	48.0	56.2	(8.2)	(14.6)
Provision for credit losses	1,398.6	2,122.7	(724.1)	(34.1)
Total costs and expenses	1,274.2	1,159.4	114.8	9.9
Net interest income as a percent of average interest-earning assets, annualized	8.39%	8.62%	-	-
Return on average managed assets	1.22	.93	-	-

Our Consumer segment reported higher net income in both periods. Increases in net interest income and decreases in provision for credit losses were partially offset by higher operating expenses and substantially lower other revenues, excluding fee income. Net interest income increased primarily due to higher receivable levels. Net interest income as a percent of average interest-earning assets, annualized, decreased primarily due to lower yields on real estate secured receivables as a result of reduced pricing and higher levels of near-prime receivables, as well as the run-off of higher yielding real estate secured receivables, including second lien loans. Our auto finance business also reported lower net interest income as a percent of average interest-earning assets as we have targeted lower yielding but higher credit quality customers. Other revenues, excluding fee income, decreased as a result of a $382.6 million decline in securitization revenue during the quarter and $595.2 million year-to-date as a result of a decline in receivables securitized. Initial securitization levels were much lower in 2004 as we used funding from HSBC, including proceeds from receivable sales, to assist in the funding of our operations. Operating expenses increased as the result of additional operating costs to support the increased receivable levels including higher salaries and sales incentives.

During the first six months of 2004, we experienced improved credit quality. Our managed basis provision for credit losses, which includes both provision for owned basis receivables and over-the-life provision for receivables serviced with limited recourse, decreased in both the quarter and year-to-date periods as a result of improving credit quality and changes in securitization levels. Partially offsetting the decrease in managed loss provision was an increase in estimated losses on securitized receivables at auto finance during the second quarter. Although we experienced higher net charge-offs in our owned portfolio during the first six months of 2004 as a result of higher delinquency levels in prior quarters, our overall owned provision for credit losses was lower than net charge-offs because charge-offs are a lagging indicator of changes in credit quality. Over-the-life provisions for credit losses for securitized receivables recorded in any given period reflect the level and mix of securitizations in that period. Subsequent charge-offs of such receivables result in a decrease in the over-the-life reserves without any corresponding increase to managed loss provision. The combination of these factors, including changes in securitization levels, resulted in a decrease in managed loss reserves as net charge-offs were greater than the provision for credit losses by $162.5 million for the quarter and $481.8 million year-to-date. For 2003, we increased managed loss reserves by recording loss provision greater than net charge-offs of $301.8 million for the quarter and $371.4 million year-to-date.

Managed receivables increased 5.1 percent compared to $87.7 billion at March 31, 2004. Growth during the quarter was driven by higher real estate secured receivables in both our correspondent and branch-based consumer lending businesses which was partially offset by $1.1 billion of correspondent receivables purchased directly by HSBC Bank USA (a portion of which we otherwise would have purchased). Growth in our correspondent business was supplemented by purchases from a previously dormant correspondent relationship which totaled $1.3 billion in the quarter. We also experienced solid growth in auto finance receivables though our dealer network as well as in private label receivables which included a $.5 billion portfolio acquisition during the quarter.

Compared to June 30, 2003, managed receivables increased 9.8 percent. Receivable growth was strongest in our real estate secured portfolio despite sales to HSBC Bank USA. Real estate secured receivables reflect sales to HSBC Bank USA totaling $3.7 billion and $1.5 billion of correspondent receivables purchased directly by HSBC Bank USA, a portion of which we otherwise would have purchased. Real estate growth also benefited from purchases associated with a previously dormant correspondent relationship as discussed above. Our auto finance portfolio also reported strong growth as a result of newly originated loans acquired from our dealer network and strategic alliances established during 2003. Increases in private label receivables were the result of portfolio acquisitions as well as organic growth. Personal non-credit card receivables declined as we reduced the size of this portfolio through tightened underwriting and decreased marketing in our branches.

The increase in return on average managed assets (“ROMA”) reflects higher net income as discussed above.

Credit Card Services Segment  The following table summarizes results for our Credit Card Services segment.

			Increase (Decrease)
Three months ended June 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$120.3	$94.3	$26.0	27.6%
Net interest income	512.8	471.6	41.2	8.7
Fee income	334.9	294.6	40.3	13.7
Other revenues, excluding fee income	(55.6)	36.7	(92.3)	(100 +)
Intersegment revenues	6.1	6.9	(.8)	(11.6)
Provision for credit losses	319.0	383.3	(64.3)	(16.8)
Total costs and expenses	283.8	269.4	14.4	5.3
Receivables	18,355.1	17,439.2	915.9	5.3
Assets	20,404.6	20,086.6	318.0	1.6
Net interest income as a percent of average interest-earning assets, annualized	10.15%	9.87%	-	-
Return on average managed assets	2.35	1.90	-	-

			Increase (Decrease)
Six months ended June 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$257.4	$222.1	$35.3	15.9%
Net interest income	1,041.4	950.2	91.2	9.6
Fee income	685.1	621.0	64.1	10.3
Other revenues, excluding fee income	(19.6)	94.7	(114.3)	(100 +)
Intersegment revenues	14.0	15.5	(1.5)	(9.7)
Provision for credit losses	740.5	774.6	(34.1)	(4.4)
Total costs and expenses	561.4	538.5	22.9	4.3
Net interest income as a percent of average interest-earning assets, annualized	10.08%	9.86%	-	-
Return on average managed assets	2.45	2.21	-	-

Our Credit Card Services segment reported higher net income in both periods. Increases in net interest income and fee income, and decreases in the provision for credit losses were partially offset by the impact of lower securitization levels and higher operating expenses. Net interest income and fee income increased as a result of higher receivable levels. Provision for credit losses decreased as a result of improving credit quality and changes in securitization levels. We decreased managed loss reserves by recording loss provision less than net charge-offs of $66.8 million for the quarter and $20.4 million year-to-date. For 2003, we decreased managed loss reserves by recording loss provision less than net charge-offs of $3.3 million for the quarter and increased managed loss reserves by recording loss provision greater than net charge-offs of $55.0 million year-to-date. Other revenues, excluding fee income, decreased primarily as a result of a decline in receivables securitized, including higher run-off.

Managed receivables decreased 1.7 percent compared to $18.7 billion at March 31, 2004. The decrease during the quarter was due to higher payments being made by customers as a result of an improved economy, the run-off of promotional balances in our General Motors and Union Privilege portfolios and the continued liquidation of previously acquired portfolios. This decrease was partially offset by growth in our merchant partnership and subprime portfolios. Compared to June 30, 2003, managed receivables increased 5.3 percent. Receivables growth was largely attributable to portfolio acquisitions in 2003 totaling $.9 billion and organic growth in our GM and subprime portfolios.

The increase in return on average managed assets reflects higher net income as discussed above.

International Segment  The following table summarizes results for our International segment:

			Increase (Decrease)
Three months ended June 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$33.5	$43.9	$(10.4)	(23.7)%
Net interest income	195.5	180.8	14.7	8.1
Fee income	24.0	20.4	3.6	17.6
Other revenues, excluding fee income	101.0	77.1	23.9	31.0
Intersegment revenues	3.4	3.1	.3	9.7
Provision for credit losses	93.4	85.1	8.3	9.8
Total costs and expenses	173.3	127.3	46.0	36.1
Receivables	11,380.3	10,185.5	1,194.8	11.7
Assets	12,341.5	11,171.7	1,169.8	10.5
Net interest income as a percent of average interest-earning assets, annualized	6.91%	7.22%	-	-
Return on average managed assets	1.10	1.64	-	-

			Increase (Decrease)
Six months ended June 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$61.7	$75.1	$(13.4)	(17.8)%
Net interest income	398.2	359.9	38.3	10.6
Fee income	43.8	38.9	4.9	12.6
Other revenues, excluding fee income	189.0	149.9	39.1	26.1
Intersegment revenues	6.8	5.7	1.1	19.3
Provision for credit losses	188.0	170.0	18.0	10.6
Total costs and expenses	345.4	265.5	79.9	30.1
Net interest income as a percent of average interest-earning assets, annualized	7.00%	7.33%	-	-
Return on average managed assets	1.01	1.43	-	-

Our International segment reported lower net income in both periods. The decrease in net income reflects higher provision for credit losses and operating expenses, partially offset by higher net interest income and other revenues, excluding fee income, and higher fee income. Applying constant currency rates, which uses the average rate of exchange for the 2003 period to translate current period net income, net income would have been lower by $2.2 million in the current quarter and $5.7 million year-to-date. Net interest income increased due to higher receivable levels. Net interest income as a percent of average interest-earning assets, annualized, decreased due to lower pricing, run-off of higher yielding receivables, a greater mix of personal non-credit card receivables and, for the quarter, a higher cost of funds. Provision for credit losses increased primarily due to increased levels of receivables. We increased managed loss reserves by recording loss provision greater than net charge-offs of $9.0 million during the current quarter, $12.2 million during the prior year quarter, $21.9 million during the six months ended June 30, 2004 and $30.1 million during the six months ended June 30, 2003. Other revenues, excluding fee income, increased due to higher insurance revenues, partially offset by decreases in securitization revenue as a result of a decline in receivables securitized. Total costs and expenses increased primarily due to higher salary expenses to support receivable growth and higher policyholder benefits, which resulted from increased insurance sales volumes.

Managed receivables increased 1.1 percent compared to $11.3 billion at March 31, 2004 primarily due to growth in our MasterCard/Visa and personal non-credit card portfolios. Compared to June 30, 2003, managed receivables increased 11.7 percent as strong growth in our real estate secured and personal non-credit card portfolios since June 30, 2003 was partially offset by a decline in our MasterCard and Visa portfolio in the United Kingdom. Applying constant currency rates, managed receivables at June 30, 2004 would have been $.1 billion higher using March 31, 2004 exchange rates and $.8 billion lower using June 30, 2003 exchange rates.

The decrease in ROMA reflects lower net income as discussed above.

Reconciliation of Managed Basis Segment Results  Income statement information included in the table for the six months ended June 30, 2003 combines January 1 through March 28, 2003 (the “predecessor period”) and March 29 to June 30, 2003 (the “successor period”) in order to present “combined” financial results for the six months ended June 30, 2003. Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. As a result, managed and owned basis consolidated totals for the six months ended June 30, 2003 include combined information from both the “successor” and “predecessor” periods which impacts comparability to the current period.

Reconciliations of our managed basis segment results to managed basis and owned basis consolidated totals are as follows:

	Consumer	Credit Card Services	Inter- national	All Other	Adjustments/ Reconciling Items		Managed Basis Consolidated Totals	Securitization Adjustments		Owned Basis Consolidated Totals
	(in millions)
Three months ended June 30, 2004
Net interest income	$1,914.6	$512.8	$195.5	$25.8	$-		$2,648.7	$(638.6	)(5)	$2,010.1
Fee income	85.4	334.9	24.0	.8	-		445.1	(197.9	)(5)	247.2
Other revenues, excluding fee income	(209.8)	(55.6)	101.0	176.4	(34.2	)(2)	(22.2)	688.5	(5)	666.3
Intersegment revenues	25.8	6.1	3.4	(1.1)	(34.2	)(2)	-	-		-
Provision for credit losses	733.5	319.0	93.4	(1.1)	.6	(3)	1,145.4	(148.0	)(5)	997.4
Total costs and expenses	647.5	283.8	173.3	217.2	-		1,321.8	-		1,321.8
Net income	255.9	120.3	33.5	7.2	(22.2)		394.7	-		394.7
Receivables	92,195.5	18,355.1	11,380.3	336.9	-		122,267.8	(22,835.4	)(6)	99,432.4
Assets	94,799.1	20,404.6	12,341.5	24,490.6	(8,647.7	)(4)	143,388.1	(22,835.4	)(6)	120,552.7

Three months ended June 30, 2003
Net interest income	$1,804.1	$471.6	$180.8	$207.1	$-		$2,663.6	$(718.3	)(5)	$1,945.3
Fee income	78.8	294.6	20.4	1.9	-		395.7	(167.3	)(5)	228.4
Other revenues, excluding fee income	175.8	36.7	77.1	143.8	(40.1	)(2)	393.3	268.6	(5)	661.9
Intersegment revenues	30.3	6.9	3.1	(.2)	(40.1	)(2)	-	-		-
Provision for credit losses	1,182.9	383.3	85.1	3.0	2.0	(3)	1,656.3	(617.0	)(5)	1,039.3
Total costs and expenses	593.6	269.4	127.3	257.1	-		1,247.4	-		1,247.4
Net income	175.2	94.3	43.9	77.3	(26.7)		364.0	-		364.0
Receivables	83,992.1	17,439.2	10,185.5	958.4	-		112,575.2	(24,268.2	)(6)	88,307.0
Assets	86,352.1	20,086.6	11,171.7	27,059.4	(8,822.2	)(4)	135,847.6	(24,268.2	)(6)	111,579.4

Six months ended June 30, 2004
Net interest income	$3,779.2	$1,041.4	$398.2	$74.5	$-		$5,293.3	$(1,377.7	)(5)	$3,915.6
Fee income	179.2	685.1	43.8	1.9	-		910.0	(395.2	)(5)	514.8
Other revenues, excluding fee income	(391.3)	(19.6)	189.0	470.4	(66.7	)(2)	181.8	1,371.8	(5)	1,553.6
Intersegment revenues	48.0	14.0	6.8	(2.1)	(66.7	)(2)	-	-		-
Provision for credit losses	1,398.6	740.5	188.0	(1.9)	1.1	(3)	2,326.3	(401.1	)(5)	1,925.2
Total costs and expenses	1,274.2	561.4	345.4	551.5	-		2,732.5	-		2,732.5
Net income	560.3	257.4	61.7	39.6	(43.2)		875.8	-		875.8

Six months ended June 30, 2003
Net interest income	$3,542.3	$950.2	$359.9	$169.8	$-		$5,022.2	$(1,443.9	)(5)	$3,578.3
Fee income	176.0	621.0	38.9	3.1	-		839.0	(322.0	)(5)	517.0
Other revenues, excluding fee income	192.9	94.7	149.9	511.3	(76.5	)(2)	872.3	741.6	(5)	1,613.9
Intersegment revenues	56.2	15.5	5.7	(.9)	(76.5	)(2)	-	-		-
Provision for credit losses	2,122.7	774.6	170.0	2.6	3.3	(3)	3,073.2	(1,024.3	)(5)	2,048.9
Total costs and expenses	1,159.4	538.5	265.5	705.8	-		2,669.2	-		2,669.2
HSBC acquisition related costs incurred by Household	-	-	-	198.2	-		198.2	-		198.2
Net income	391.5	222.1	75.1	(18.3)	(51.0)		619.4	-		619.4
Operating net income(1)	391.5	222.1	75.1	149.0	(51.0)		786.7	-		786.7

(1)	This non-GAAP financial measure is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. Operating net income excludes $167.3 million (after-tax) of HSBC acquisition related costs and other merger related items incurred by Household in 2003. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures.
(2)	Eliminates intersegment revenues.
(3)	Eliminates bad debt recovery sales between operating segments.
(4)	Eliminates investments in subsidiaries and intercompany borrowings.
(5)	Reclassifies net interest margin, fee income and provision for credit losses relating to securitized receivables to other revenues.
(6)	Represents receivables serviced with limited recourse.

Credit Quality

Subject to receipt of regulatory approvals, we intend to transfer our domestic private label credit card portfolio to HSBC Bank USA. Contingent upon receiving regulatory approval for this asset transfer, we will adopt charge-off and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the FFIEC for our entire domestic private label and MasterCard and Visa portfolios. See “Executive Overview” for further discussion.

Credit Loss Reserves

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percent of net charge-offs in developing our loss reserve estimates. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. See Note 3, “Receivables,” in the accompanying consolidated financial statements for receivables by product type and Note 4, “Credit Loss Reserves,” for our credit loss reserve methodology and an analysis of changes in the credit loss reserves.

The following table summarizes owned basis credit losses:

	June 30, 2004	March 31, 2004	June 30, 2003
	(dollars are in millions)
Owned credit loss reserves	$3,794.7	$3,753.0	$3,658.6
Reserves as a percent of:
Receivables	3.82%	4.01%	4.14%
Net charge-offs(1)	98.2	96.7	98.2
Nonperforming loans	103.0	96.7	94.6

(1)	Quarter-to-date, annualized

During the quarter ended June 30, 2004, credit loss reserves increased as the provision for owned credit losses was $31.5 million greater than net charge-offs reflecting growth in our loan portfolio, partially offset by improved asset quality. In the quarter ended June 30, 2003, provision for owned credit losses was $108.1 million greater than net charge-offs. Reserve levels at June 30, 2004 reflect the factors discussed above.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table summarizes managed credit loss reserves:

	June 30, 2004	March 31, 2004	June 30, 2003
	(dollars are in millions)
Managed credit loss reserves	$5,698.7	$5,911.5	$5,638.9
Reserves as a percent of:
Receivables	4.66%	5.01%	5.01%
Net charge-offs(1)	104.2	102.5	104.9
Nonperforming loans	122.8	119.8	116.4

(1)	Quarter-to-date, annualized

See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of the non-GAAP financial measures to the comparable GAAP basis financial measure.

Delinquency – Owned Basis

The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	June 30, 2004	March 31, 2004	June 30, 2003
Real estate secured	3.39%	3.87%	4.27%
Auto finance	2.12	1.68	2.49
MasterCard/Visa	5.83	5.90	5.97
Private label	5.00	5.38	5.45
Personal non-credit card	8.92	9.64	9.39

Total	4.57%	5.01%	5.38%

Total owned delinquency decreased $136.6 million and 44 basis points compared to the prior quarter. This decrease is consistent with improvements in early delinquency roll rate trends we began to experience in the fourth quarter of 2003 as a result of improvements in the economy and better underwriting, including both improved modeling and improved credit quality of originations. The overall decrease in our real estate secured portfolio reflects receivable growth and improved collection efforts which were partially offset by the seasoning and maturation of the portfolio. The decrease in private label delinquency reflects improved underwriting, collections and credit models. The decrease in personal non-credit card delinquency reflects the positive impact of tightened underwriting and reduced marketing in our branches as well as improved collection efforts. The increase in auto finance delinquency reflects normal seasonal patterns and a temporary impact due to changes in collections.

Compared to a year ago, total delinquency decreased $199.6 million and 81 basis points as all products reported lower delinquency levels. The improvements are generally the result of improvements in the economy and better underwriting.

Net Charge-offs of Consumer Receivables – Owned Basis

The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables):

	June 30, 2004	March 31, 2004	June 30, 2003
Real estate secured	1.04%	1.15%	1.03%
Auto finance	3.05	4.65	5.30
MasterCard/Visa	9.91	8.66	10.43
Private label	5.06	5.29	6.41
Personal non-credit card	10.59	11.17	9.87

Total	4.02%	4.17%	4.34%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	1.47%	1.63%	1.46%

Net charge-offs decreased 15 basis points compared to the quarter ended March 31, 2004 as the lower delinquency levels we have been experiencing due to an improving economy are beginning to have an impact on charge-offs. The decrease in auto finance net charge-offs reflects a normal seasonal pattern related to higher charge-offs in the first quarter. The increase in our MasterCard and Visa portfolio is primarily attributable to seasonal trends and the effect of a lower average receivable level. In addition to economic conditions, the decrease in our personal non-credit card portfolio is a result of improved credit quality and portfolio stabilization.

Total net charge-offs for the current quarter decreased from June 2003 net charge-offs levels due to an improving economy and a decrease in the percentage of the portfolio comprised of personal non-credit card receivables, which have a higher net charge-off rate than other products in our portfolio. In addition, auto finance, MasterCard and Visa and private label reported lower net charge-off levels generally as a result of receivable growth and better underwriting, including both improved modeling and improved credit quality of originations. Auto finance net charge-offs also reflect improved used auto prices which resulted in lower loss severities. The increase in our personal non-credit card portfolio reflects maturation of the portfolio as well as reduced originations.

Owned Nonperforming Assets

	June 30, 2004	March 31, 2004	June 30, 2003
	(dollars are in millions)
Nonaccrual receivables	$2,832.5	$3,003.2	$3,021.2
Accruing consumer receivables 90 or more days delinquent	849.6	876.1	843.8
Renegotiated commercial loans	1.5	1.5	1.5

Total nonperforming receivables	3,683.6	3,880.8	3,866.5
Real estate owned	624.2	656.4	486.3

Total nonperforming assets	$4,307.8	$4,537.2	$4,352.8

Credit loss reserves as a percent of nonperforming receivables	103.0%	96.7%	94.6%

Compared to March 31, 2004, the decrease in nonaccrual receivables and total nonperforming assets is primarily attributable to a decrease in our real estate secured portfolio due to improved credit quality and collection efforts. Accruing consumer receivables 90 or more days delinquent includes domestic MasterCard and Visa and private label credit card receivables, consistent with industry practice.

Account Management Policies and Practices

Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. Such policies and practices vary by product and are designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably possible. If the account subsequently experiences payment defaults, it will again become contractually delinquent. As summarized in the tables that follow, in the third quarter of 2003, we implemented certain changes to our restructuring policies. These changes are intended to eliminate and/or streamline exception provisions to our existing policies and are generally effective for receivables originated or acquired after January 1, 2003. Receivables originated or acquired prior to January 1, 2003 generally are not subject to the revised restructure and customer account management policies. However, for ease of administration, in the third quarter of 2003 our mortgage services business elected to adopt uniform policies for all products regardless of the date an account was originated or acquired. Implementation of the uniform policy by mortgage services has the effect of only counting restructures occurring on or after January 1, 2003 in assessing restructure eligibility for purposes of the limitation that no account may be restructured more than four times in a rolling 60 month period. Resetting these counters will not impact the ability of mortgage services to report historical restructure statistics. Other business units may also elect to adopt uniform policies in the future. The changes have not had, and are not expected to have a significant impact on our business model or on our results of operations as these changes are generally being phased in as new receivables are originated or acquired.

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

HISTORICAL RESTRUCTURING POLICIES AND PRACTICES(1),(2),(3)	RESTRUCTURING POLICIES AND PRACTICES FOLLOWING CHANGES IMPLEMENTED IN THE THIRD QUARTER 2003(1),(3)
Real estate secured	Real estate secured
Real Estate – Overall	Real Estate – Overall

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

•   Except for bankruptcy reaffirmation and filed Chapter 13 plans, accounts will generally not be restructured more than once in a 12 month period

•   Accounts whose borrowers agree to pay by automatic withdrawal are generally restructured upon receipt of one qualifying payment(4)

HISTORICAL RESTRUCTURING POLICIES AND PRACTICES(1),(2),(3)	RESTRUCTURING POLICIES AND PRACTICES FOLLOWING CHANGES IMPLEMENTED IN THE THIRD QUARTER 2003(1),(3)
Real estate secured	Real estate secured
Real Estate – Consumer Lending	Real Estate – Mortgage Services(5)
• Accounts whose borrowers agree to pay by automatic withdrawal are generally restructured upon receipt of one qualifying payment	• Accounts will generally not be eligible for restructure until nine months after origination and six months after acquisition

Auto finance	Auto finance

•   Accounts may be extended if we receive one qualifying payment within the 60 days preceding the extension

•   Accounts may be extended no more than three months at a time and by no more than three months in any 12-month period

•   Extensions are limited to six months over the contractual life

•   Accounts that have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement

•   Accounts whose borrowers are subject to a Chapter 13 plan may be restructured upon filing of the plan with a bankruptcy court

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

•   Accounts will not be eligible for extension until on the books for at least six months

•   Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement

•   Accounts whose borrowers are subject to a Chapter 13 plan may be restructured upon filing of the plan with a bankruptcy court

MasterCard and Visa	MasterCard and Visa

•   Typically, accounts qualify for restructuring if we receive two or three qualifying payments prior to the restructure, but accounts in approved external debt management programs may generally be restructured upon receipt of one qualifying payment.

•   Generally, accounts may be restructured once every six months

•   Typically, accounts qualify for restructuring if we receive two or three qualifying payments prior to the restructure, but accounts in approved external debt management programs may generally be restructured upon receipt of one qualifying payment.

•   Generally, accounts may be restructured once every six months

Private label(6)	Private label(6)

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

HISTORICAL RESTRUCTURING POLICIES AND PRACTICES(1),(2),(3)	RESTRUCTURING POLICIES AND PRACTICES FOLLOWING CHANGES IMPLEMENTED IN THE THIRD QUARTER 2003(1),(3)

Private label(6)

•   Accounts must be on the books for nine months and we must receive the equivalent of two qualifying payments within the 60 days preceding the restructure

•   Accounts are not eligible for subsequent restructure until 12 months after a prior restructure and upon our receipt of three qualifying payments within the 90 days preceding the restructure

Personal non-credit card	Personal non-credit card

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

•   Accounts will be limited to one restructure every six months

•   Accounts will be limited to four

•   If an account has never been more than 90 days delinquent, it may be generally restructured up to three times per year

•   If an account has ever been more than 90 days delinquent, generally it may be restructured with one qualifying payment no more than four times over its life; however, generally the account may thereafter be restructured if two qualifying payments are received

•   Accounts subject to programs for hardship or strike may require only the receipt of reduced payments in order to be restructured; disaster may be restructured with no payments restructures in a rolling 60 month period • Accounts will not be eligible for restructure until six months after origination

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

(3)	Generally, policy changes will not be applied to the entire portfolio on the date of implementation and may be applied to new, or recently originated or acquired accounts. However, for ease of administration, in the third quarter of 2003 our mortgage services business elected to adopt uniform policies for all products regardless of the date an account was originated or acquired. Implementation of the uniform policy has the effect of only counting restructures occurring on or after January 1, 2003 in assessing restructure eligibility for the purpose of the limitation that no account may be restructured more than four times in a rolling 60 month period. Resetting these counters will not impact the ability of mortgage services to report historical restructure statistics. Other business units may also elect to adopt uniform policies. Unless otherwise noted, the revisions to the restructure policies and practices implemented in the third quarter 2003 will generally be applied only to accounts originated or acquired after January 1, 2003 and the historical restructuring policies and practices are effective for all accounts originated or acquired prior to January 1, 2003. The changes have not had, and are not expected to have a significant impact on our business model or results of operations as these changes are generally being phased in as receivables are originated or acquired.

(4)	Our mortgage services business implemented this policy for all accounts effective March 1, 2004.

(5)	Prior to January 1, 2003, accounts that had made at least six qualifying payments during the life of the loan and that agreed to pay by automatic withdrawal were generally restructured with one qualifying payment.

(6)	For our Canadian business, private label is limited to one restructure every four months. For private label accounts in our Canadian business originated or acquired after January 1, 2003, two qualifying payments must be received, the account must be on the books for at least six months, at least six months must have elapsed since the last restructure, and there may be no more than four restructures in a rolling 60 month period.

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

The tables below summarize approximate restructuring statistics in our managed basis domestic portfolio. We report our restructuring statistics on a managed basis only because the receivables that we securitize are subject to underwriting standards comparable to our owned portfolio, are serviced and collected without regard to ownership and result in a similar credit loss exposure for us. As previously reported, in prior periods we used certain assumptions and estimates to compile our restructure statistics. We also stated that we continue to enhance our ability to capture and segment restructure data across all business units. In the tables that follow, the restructure statistics presented for June 30, 2004 have been compiled using enhanced systemic counters and refined assumptions and estimates. As a result of the systems enhancements, for June 30, 2004 and subsequent periods we exclude from our reported statistics loans that had been reported as contractually delinquent that have been reset to a current status because we have determined that the loan should not have been considered delinquent (e.g., payment application processing errors). Statistics reported for all periods prior to June 30, 2004 include such loans. When comparing restructuring statistics from different periods, the fact that our restructure policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies have been enhanced, should be taken into account. Further, to the best of our knowledge, most of our competitors do not disclose account restructuring, reaging, loan rewriting, forbearance, modification, deferment or extended payment information comparable to the information we have disclosed, and the lack of such disclosure by other lenders may limit the ability to draw meaningful conclusions about our business based solely on data or information regarding account restructuring statistics or policies.

	June 30, 2004	March 31, 2004	June 30, 2003
	(dollars are in millions)
Total Restructured by Restructure Period – Domestic Portfolio(1)
(Managed Basis)
Never restructured	86.1%	84.7%	83.7%
Restructured:
Restructured in the last 6 months	4.8	6.2	7.2
Restructured in the last 7–12 months	4.0	3.9	3.8
Previously restructured beyond 12 months	5.1	5.2	5.3

Total ever restructured(2)	13.9	15.3	16.3

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1)
(Managed Basis)
Real estate secured	$8,884.8	$9,506.0	$9,225.0
Auto finance	1,304.3	1,255.0	1,360.1
MasterCard/Visa	639.4	504.6	579.6
Private label	830.2	990.0	1,146.3
Personal non-credit card	3,726.6	3,913.3	4,202.3

Total	$15,385.3	$16,168.9	$16,513.3

(As a percent of managed receivables)
Real estate secured	16.5%	18.9%	19.2%
Auto finance	14.0	13.9	17.3
MasterCard/Visa	3.6	2.8	3.5
Private label	5.6	7.0	8.3
Personal non-credit card	25.0	26.3	26.8

Total(2)	13.9%	15.3%	16.3%

(1)	Excludes foreign businesses, commercial and other.
(2)	Total including foreign businesses was 13.0 percent at June 30, 2004, 14.4 percent at March 31, 2004, and 15.3 percent at June 30, 2003.

The amount of domestic and foreign managed receivables in forbearance, modification, rewrites or other account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.5 billion or .4 percent of managed receivables at June 30, 2004, $1.0 billion or .8 percent of managed receivables at March 31, 2004 and $1.1 billion or 1.0 percent of managed receivables at June 30, 2003. For periods prior to June 30, 2004, all credit card approved consumer credit counseling accommodations are included in the reported statistics. As a result of our systems enhancements, we are now able to segregate which credit card approved consumer credit counseling accommodations included resetting the contractual delinquency status to current after January 1, 2003. Such accounts are included in the June 30, 2004 restructure statistics in the table above. Credit card credit counseling accommodations that did not include resetting contractual delinquency status are not reported in the table above or the June 30, 2004 statistics in this paragraph.

Liquidity and Capital Resources

The funding synergies resulting from our merger with HSBC have allowed us to reduce our reliance on traditional sources to fund our growth. We continue to focus on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. As discussed below, we decreased third-party debt and initial securitization levels during the first six months of 2004 as we used proceeds from the sale of real estate secured receivables to HSBC Bank USA and debt issued to affiliates to assist in the funding of our businesses.

Because we are now a subsidiary of HSBC, our credit spreads relative to Treasuries have tightened. We recognized cash funding expense savings, primarily as a result of these tightened credit spreads and lower costs due to shortening the maturity of our liabilities primarily through increased issuance of commercial paper, in excess of $140 million for the first six months of 2004 and less than $30 million for the prior-year period compared to the funding costs we would have incurred using average spreads from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years. The portion of these savings to be realized by Household will depend in large part upon the amount and timing of the proposed domestic private label credit card portfolio transfer to HSBC Bank USA and other initiatives between Household and HSBC subsidiaries.

Securities totaled $6.9 billion at June 30, 2004 and $11.1 billion at December 31, 2003. Included in the June 30, 2004 balance was $2.6 billion dedicated to our credit card bank and $3.1 billion held by our insurance subsidiaries. Included in the December 31, 2003 balance was $2.4 billion dedicated to our credit card bank and $3.1 billion held by our insurance subsidiaries. Our securities balance at December 31, 2003 was unusually high as a result of the cash received from the $2.8 billion real estate secured loan sale to HSBC Bank USA on December 31, 2003 as well as excess liquidity.

Commercial paper, bank and other borrowings totaled $10.3 billion at June 30, 2004 and $9.1 billion at December 31, 2003. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $3.4 billion at June 30, 2004 and $2.8 billion at December 31, 2003.

Debt due to affiliates and other HSBC related funding are summarized in the following table:

	June 30, 2004	December 31, 2003
	(In billions)
Debt issued to HSBC subsidiaries:
Domestic short-term borrowings	$-	$2.6
Drawings on bank lines in the U.K.	4.7	3.4
Term debt	3.8	1.3
Preferred securities issued by Household Capital Trust VIII	.3	.3

Total debt issued to HSBC subsidiaries	8.8	7.6

Debt issued to HSBC clients:
Euro commercial paper	3.4	2.8
Term debt	.7	.4

Total debt issued to HSBC clients	4.1	3.2
Preferred stock issued to HSBC	1.1	1.1
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	2.8
Direct purchases from correspondents (cumulative)	1.5	-

Total real estate secured receivable activity with HSBC Bank USA	5.2	2.8

Total HSBC related funding	$19.2	$14.7

Proceeds from the December 2003 sale of $2.8 billion of real estate secured loans to HSBC Bank USA, which at year-end 2003 had been temporarily held as securities available for sale, were used to pay-down domestic short-term borrowings in the first quarter of 2004. Proceeds from the March 2004 real estate secured receivable sale were used to pay-down commercial paper balances which had been used as temporary funding in the first quarter of 2004 and to fund various debt maturities.

As of June 30, 2004, we had revolving credit facilities with HSBC of $2.5 billion domestically and $7.5 billion in the U.K. There have been no draws on the domestic line. We also had derivative contracts with a notional value of $58.7 billion, or approximately 83 percent of total derivative contracts, outstanding with HSBC affiliates. In July, an additional $4.0 billion credit facility was provided by an HSBC affiliate in Geneva to allow temporary increases in commercial paper issuance to help give greater flexibility in managing liquidity surrounding the contemplated private label credit card sale.

Senior and senior subordinated debt (with original maturities over one year) decreased to $77.8 billion at June 30, 2004 from $79.5 billion at December 31, 2003. Significant issuances during the first six months of 2004 included the following:

•	$2.3 billion of domestic medium-term notes
•	$1.3 billion of foreign currency-denominated bonds (including $.3 billion which was issued to customers of HSBC)
•	$ .7 billion of InterNotes(SM) (retail-oriented medium-term notes)
•	$1.3 billion of global debt
•	$1.7 billion of securities backed by home equity loans. For accounting purposes, these transactions were structured as secured financings.

Selected capital ratios are summarized in the following table:

	June 30, 2004	December 31, 2003
TETMA(1)	7.83%	7.08%
TETMA + Owned Reserves(1)	10.71	9.94
Tangible common equity to tangible managed assets(1)	5.82	5.08
Common and preferred equity to owned assets	15.52	14.82
Excluding purchase accounting adjustments:
TETMA(1)	9.60	8.89
TETMA + Owned Reserves(1)	12.49	11.76
Tangible common equity to tangible managed assets(1)	7.62	6.93

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-GAAP financial ratios that are used by Household management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

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

In a securitization, a designated pool of non-real estate consumer receivables is removed from the balance sheet and transferred to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity (“QSPE”) as defined by SFAS No. 140 and, therefore, is not consolidated. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The receivables transferred to the QSPE serve as collateral for the securities. At the time of sale, an interest-only strip receivable is recorded, representing the present value of the cash flows we expect to receive over the life of the securitized receivables, net of estimated credit losses. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables.

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

Receivables securitized (excluding replenishments of certificateholder interests) are summarized in the following table:

Three months ended June 30	2004	2003
	(in millions)
Auto finance	$300.0	$596.3
MasterCard/Visa	500.0	-
Private label	190.0	250.0
Personal non-credit card	-	305.0

Total	$990.0	$1,151.3

Six months ended June 30	2004	2003
	(in millions)
Auto finance	$300.0	$1,007.1
MasterCard/Visa	550.0	320.0
Private label	190.0	250.0
Personal non-credit card	-	815.0

Total	$1,040.0	$2,392.1

Securitization levels were much lower in the first half of 2004 as we used funding from HSBC, including proceeds from receivable sales to HSBC Bank USA, to assist in the funding of our operations.

Our securitized receivables totaled $22.8 billion at June 30, 2004, compared to $26.2 billion at December 31, 2003. As of June 30, 2004, closed-end real estate secured receivables totaling $7.9 billion secured $6.0 billion of outstanding debt related to securitization transactions which were structured as secured financings. At December 31, 2003, closed-end real estate secured receivables totaling $8.0 billion secured $6.7 billion of outstanding debt related to secured financing transactions. Securitizations structured as sales represented 19 percent of the funding associated with our managed portfolio at June 30, 2004 and 21 percent at December 31, 2003. Secured financings represented 5 percent of the funding associated with our managed portfolio at June 30, 2004 and 5 percent at December 31, 2003.

We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. Securitizations and secured financings of consumer receivables have been, and will continue to be, a source of our funding and liquidity. Under U.K. GAAP as reported by HSBC, our securitizations are treated as secured financings. In order to align our accounting treatment with that of HSBC under U.K. GAAP, we intend to structure all new funding utilizing receivables as collateral as secured financings beginning in the third quarter of 2004. However, because existing public private label and MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments to support previously issued securities, receivables of each of these asset types will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is expected to occur in 2007. In addition, we may continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard/Visa securities issued to conduits and record the resulting replenishment gains for a short period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity will reduce our reported net income under U.S. GAAP. There will be no impact, however, on cash received from operations or on U.K. GAAP reported results.

2004 funding strategy  Our current estimated domestic funding needs and sources for 2004 are summarized in the table that follows. Because we cannot predict with any degree of certainty the timing as to when or if approval will be received for our proposed transfer of our domestic private label credit card receivables to HSBC Bank USA, such transfer is not contemplated in the following 2004 funding plan. If the proposed transfer does occur, our external funding needs will decrease.

	Actual Jan. 1 through June 30, 2004	Estimated July 1 through Dec. 31, 2004	Estimated full year 2004
	(In billions)
Funding needs:
Net asset growth	$4	$ 9 - 10	$13 - 14
Commercial paper, term debt and securitization maturities	17	11 - 12	28 - 29
Other	-	2 - 3	2 - 3

Total funding needs, including growth	$21	$22 - 25	$43 - 46

Funding sources:
External funding, including HSBC clients	$18	$20 - 22	$38 - 40
HSBC and HSBC subsidiaries	3	2 - 3	5 - 6

Total funding sources	$21	$22 - 25	$43 - 46

Risk Management

Liquidity Risk  There have been no significant changes in our approach to liquidity risk since December 31, 2003.

Interest Rate and Currency Risk  HSBC has certain limits and benchmarks that serve as guidelines in determining appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit as of June 30, 2004 was $3 million, which includes risk associated with financial instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $3.0 million. As of June 30, 2004, we had a PVBP position of $.2 million reflecting the impact of a one basis point increase in interest rates. Our PVBP position was $.7 million at December 31, 2003.

We also monitor the impact that an immediate hypothetical 100 basis points parallel increase or decrease in interest rates would have on our domestic pre-tax earnings. The following table summarizes such estimated impact:

	June 30, 2004	December 31, 2003
	(In millions)
Decrease in pre-tax earnings following an immediate hypothetical 100 basis points parallel rise in interest rates	$338.0	$358.0
Increase in pre-tax earnings following an immediate hypothetical 100 basis points parallel fall in interest rates	$351.0	$369.0

These estimates include the impact of the derivative positions we have entered into. These estimates also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated.

There have been no significant changes in our approach to managing currency risk since December 31, 2003.

Counterparty Credit Risk  At June 30, 2004, we had derivative contracts with a notional value of approximately $70.9 billion, including $58.7 billion outstanding with HSBC affiliates. Most swap agreements, both with third parties and affiliates, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which are recorded in our balance sheet as other assets or derivative related liabilities and totaled $.3 billion at June 30, 2004. Affiliate swap counterparties generally provide collateral in the form of securities which are not recorded on our balance sheet and totaled $.4 billion at June 30, 2004.

There have been no significant changes in our approach to managing counterparty credit risk since December 31, 2003.

Reconciliations to GAAP Financial Measures

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(dollars are in millions)
Return on Average Assets:
Net income	$394.7	$364.0	$875.8	$619.4
HSBC acquisition related costs and other merger related items incurred by Household, after-tax	-	-	-	167.3

Operating net income	$394.7	$364.0	$875.8	$786.7

Average assets:
Owned basis	$117,523.2	$110,363.7	$118,492.4	$105,400.8
Serviced with limited recourse	23,567.8	24,079.8	24,422.6	24,117.5

Managed basis	$141,091.0	$134,443.5	$142,915.0	$129,518.3

Return on average owned assets	1.34%	1.32%	1.48%	1.18%
Return on average owned assets, operating basis	1.34	1.32	1.48	1.49
Return on average managed assets	1.12	1.08	1.23	.96
Return on average managed assets, operating basis	1.12	1.08	1.23	1.21
Return on Average Common Shareholder’s Equity:
Net income	$394.7	$364.0	$875.8	$619.4
Dividends on preferred stock	(17.9)	(18.5)	(35.7)	(40.8)

Net income available to common shareholders	376.8	345.5	840.1	578.6
HSBC acquisition related costs and other merger related items incurred by Household	-	-	-	167.3

Operating net income available to common shareholders	$376.8	$345.5	$840.1	$745.9

Average common shareholder’s equity	$17,345.2	$14,830.9	$17,072.8	$12,181.7
Return on average common shareholder’s equity	8.7%	9.3%	9.8%	9.5%
Return on average common shareholder’s equity, operating basis	8.7	9.3	9.8	12.2
Net Interest Income:
Net Interest Income:
Owned basis	$2,010.1	$1,945.3	$3,915.6	$3,578.3
Serviced with limited recourse	638.6	718.3	1,377.7	1,443.9

Managed basis	$2,648.7	$2,663.6	$5,293.3	$5,022.2

Average interest-earning assets:
Owned basis	$101,237.8	$91,395.5	$100,456.9	$90,480.2
Serviced with limited recourse	23,567.8	24,079.8	24,422.6	24,117.5

Managed basis	$124,805.6	$115,475.3	$124,879.5	$114,597.7

Owned basis net interest margin	7.94%	8.51%	7.80%	7.91%
Managed basis net interest margin	8.49	9.23	8.48	8.76
Managed Basis Risk Adjusted Revenue:
Net interest income	$2,648.7	$2,663.6	$5,293.3	$5,022.2
Other revenues, excluding securitization revenue	858.4	775.0	1,876.9	1,729.2
Less: Net charge-offs	(1,367.1)	(1,343.5)	(2,809.0)	(2,615.9)

Risk adjusted revenue	$2,140.0	$2,095.1	$4,361.2	$4,135.5

Average interest-earning assets	$124,805.6	$115,475.3	$124,879.5	$114,597.7
Managed basis risk adjusted revenue	6.86%	7.26%	6.98%	7.22%

Reconciliations to GAAP Financial Measures (continued)

	Three months ended			Six months ended
	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(dollars are in millions)
Consumer Net Charge-off Ratio:
Consumer net charge-offs:
Owned basis	$965.9	$970.4	$931.2	$1,936.3	$1,805.1
Serviced with limited recourse	401.2	471.5	412.3	872.7	810.8

Managed basis	$1,367.1	$1,441.9	$1,343.5	$2,809.0	$2,615.9

Average consumer receivables:
Owned basis	$96,188.8	$92,973.7	$85,836.5	$94,581.3	$84,378.5
Serviced with limited recourse	23,567.8	25,277.4	24,079.8	24,422.6	24,117.5

Managed basis	$119,756.6	$118,251.1	$109,916.3	$119,003.9	$108,496.0

Owned basis consumer net charge-off ratio	4.02%	4.17%	4.34%	4.09%	4.28%
Managed basis consumer net charge-off ratio	4.57	4.88	4.89	4.72	4.82
Reserves as a Percent of Net Charge-offs
Loss reserves:
Owned basis	$3,794.7	$3,753.0	$3,658.6	$3,794.7	$3,658.6
Serviced with limited recourse	1,904.0	2,158.5	1,980.3	1,904.0	1,980.3

Managed basis	$5,698.7	$5,911.5	$5,638.9	$5,698.7	$5,638.9

Net charge-offs:
Owned basis	$965.9	$970.4	$931.2	$1,936.3	$1,805.1
Serviced with limited recourse	401.2	471.5	412.3	872.7	810.8

Managed basis	$1,367.1	$1,441.9	$1,343.5	$2,809.0	$2,615.9

Owned basis reserves as a percent of net charge-offs	98.2%	96.7%	98.2%	98.0%	101.3%
Managed basis reserves as a percent of net charge-offs	104.2	102.5	104.9	101.4	107.8
Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$1,228.6	$1,297.9	$1,149.0	$2,526.5	$2,476.8
HSBC acquisition related costs incurred by Household	-	-	-	-	(198.2)

Total costs and expenses less policyholders’ benefits, excluding nonrecurring items	$1,228.6	$1,297.9	$1,149.0	$2,526.5	$2,278.6

Net interest income and other revenues less policyholders’ benefits:
Owned basis	$2,830.4	$2,947.6	$2,737.2	$5,778.0	$5,516.8
Serviced with limited recourse	148.0	253.1	617.0	401.1	1,024.3

Managed basis	$2,978.4	$3,200.7	$3,354.2	$6,179.1	$6,541.1

Owned basis efficiency ratio	43.4%	44.0%	42.0%	43.7%	44.9%
Owned basis efficiency ratio, operating basis	43.4	44.0	42.0	43.7	41.3
Managed basis efficiency ratio	41.3	40.6	34.3	40.9	37.9
Managed basis efficiency ratio, operating basis	41.3	40.6	34.3	40.9	34.8

Reconciliations to GAAP Financial Measures (continued)

	June 30, 2004	March 31, 2004	June 30, 2003
	(dollars are in millions)
Two-Months-and-Over-Contractual Delinquency:
Consumer two-months-and-over-contractual delinquency:
Owned basis	$4,534.3	$4,670.9	$4,734.0
Serviced with limited recourse	1,194.0	1,280.3	1,210.9

Managed basis	$5,728.3	$5,951.2	$5,944.9

Consumer receivables:
Owned basis	$99,115.2	$93,298.7	$87,915.3
Serviced with limited recourse	22,835.4	24,356.9	24,268.2

Managed basis	$121,950.6	$117,655.6	$112,183.5

Consumer two-months-and-over-contractual delinquency:
Owned basis	4.57%	5.01%	5.38%
Managed basis	4.70	5.06	5.30
Reserves as a Percent of Receivables:
Loss reserves:
Owned basis	$3,794.7	$3,753.0	$3,658.6
Serviced with limited recourse	1,904.0	2,158.5	1,980.3

Managed basis	$5,698.7	$5,911.5	$5,638.9

Receivables:
Owned basis	$99,432.4	$93,650.0	$88,307.0
Serviced with limited recourse	22,835.4	24,356.9	24,268.2

Managed basis	$122,267.8	$118,006.9	$112,575.2

Reserves as a percent of receivables:
Owned basis	3.82%	4.01%	4.14%
Managed basis	4.66	5.01	5.01
Reserves as a Percent of Nonperforming Loans:
Loss reserves:
Owned basis	$3,794.7	$3,753.0	$3,658.6
Serviced with limited recourse	1,904.0	2,158.5	1,980.3

Managed basis	$5,698.7	$5,911.5	$5,638.9

Nonperforming loans:
Owned basis	$3,683.6	$3,880.8	$3,866.5
Serviced with limited recourse	958.2	1,055.4	978.3

Managed basis	$4,641.8	$4,936.2	$4,844.8

Reserves as a percent of nonperforming loans:
Owned basis	103.0%	96.7%	94.6%
Managed basis	122.8	119.8	116.4

Reconciliations to GAAP Financial Measures (continued)

	June 30, 2004	December 31, 2003
	(dollars are in millions)
Equity Ratios Tangible common equity:
Common shareholder’s equity	$17,606.5	$16,560.3
Exclude:
Unrealized gains (losses) on:
Derivatives classified as cash flow hedges	(288.6)	(97.4)
Securities available for sale and interest-only strip receivables	(163.1)	(167.0)
Intangible assets, net	(2,667.8)	(2,855.8)
Goodwill	(6,820.5)	(6,697.0)

Tangible common equity	7,666.5	6,743.1
Purchase accounting adjustments	2,347.4	2,426.4

Tangible common equity, excluding purchase accounting adjustments	$10,013.9	$9,169.5

Tangible shareholder’s equity:
Tangible common equity	$7,666.5	$6,743.1
Preferred stock	1,100.0	1,100.0
Mandatorily redeemable preferred securities of Household Capital Trusts	1,027.6	1,031.2
Adjustable Conversion-Rate Equity Security Units	524.5	519.1

Tangible shareholder’s equity	10,318.6	9,393.4
Purchase accounting adjustments	2,294.8	2,370.2

Tangible shareholder’s equity, excluding purchase accounting adjustments	$12,613.4	$11,763.6

Tangible shareholder’s equity plus owned loss reserves:
Tangible shareholder’s equity	$10,318.6	$9,393.4
Owned loss reserves	3,794.7	3,793.1

Tangible shareholder’s equity plus owned loss reserves	14,113.3	13,186.5
Purchase accounting adjustments	2,294.8	2,370.2

Tangible shareholder’s equity plus owned loss reserves, excluding purchase accounting adjustments	$16,408.1	$15,556.7

Tangible managed assets:
Owned assets	$120,552.7	$119,153.9
Receivables serviced with limited recourse	22,835.4	26,200.4

Managed assets	143,388.1	145,354.3
Exclude:
Intangible assets, net	(2,667.8)	(2,855.8)
Goodwill	(6,820.5)	(6,697.0)
Derivative financial assets	(2,178.2)	(3,117.7)

Tangible managed assets	131,721.6	132,683.8
Purchase accounting adjustments	(329.2)	(431.2)

Tangible managed assets, excluding purchase accounting adjustments	$131,392.4	$132,252.6

Equity ratios:
Common and preferred equity to owned assets	15.52%	14.82%
Tangible common equity to tangible managed assets	5.82	5.08
Tangible shareholder’s equity to tangible managed assets (“TETMA”)	7.83	7.08
Tangible shareholder’s equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)	10.71	9.94

Excluding purchase accounting adjustments:
Tangible common equity to tangible managed assets	7.62	6.93
TETMA	9.60	8.89
TETMA + Owned Reserves	12.49	11.76

Item 4.  Controls and Procedures

Internal Controls  In our quarterly report on Form 10-Q for the period ended March 31, 2004, we reported that management had undertaken certain measures to strengthen the corporation’s internal controls relating to certain accounting processes. During the second quarter, management and the Audit Committee determined that the corporation’s internal control over financial reporting would benefit from a restructuring of responsibilities for certain functions in the corporation’s accounting department. Additional management is in the process of being transferred from other parts of the HSBC group and is expected to assume responsibilities in the third quarter.

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

Between August 27, 2002 and January 15, 2003, derivative lawsuits on behalf of the company and class actions on behalf of Household common stockholders were filed against Household and certain of its officers and directors. See Bailey v. Aldinger, et al., No 02 CH 16476 (Circuit Court, Cook County, Illinois, Chancery Division); McLaughlin v. Aldinger, et al., No. 02 CH 20683 (Circuit Court, Cook County, Illinois, Chancery Division); Pace v. Aldinger, et al., No. 02 CH 19270 (Circuit Court, Cook County, Illinois, Chancery Division); Williamson v. Aldinger, et al., No. 03 600331 (United States District Court for the Northern District of Illinois). The lawsuits principally asserted claims for breach of fiduciary duty in connection with our restatement of earnings announced on August 14, 2002, the allegedly improper lending practices by Household’s subsidiaries and the alleged failure by certain Household officers to take appropriate steps to maximize the value of the merger transaction between Household and HSBC Holdings plc announced on November 14, 2002. On March 18, 2003, a memorandum of understanding was signed by the parties containing the essential terms of the settlement of all four lawsuits. Those settlement terms included a $55 million reduction in the termination fee for the Household-HSBC merger, a supplemental disclosure to Household shareholders in the supplemental Household proxy statement, a confirmation from Goldman Sachs stating that as of the date of the confirmation it was aware of nothing that would cause it to withdraw its November 14, 2002 opinion about the fairness of the Household-HSBC merger to Household’s common shareholders and payment by the defendants of plaintiff’s costs relating to notice to stockholders as well as $2.0 million in attorneys fees for plaintiffs’ counsel. A stipulation reflecting the settlement was signed by the parties on September 22, 2003 and the Circuit Court, Cook County, Illinois, Chancery Division preliminarily approved the settlement of the Bailey, McLaughlin and Pace lawsuits on September 29, 2003 and directed that notice be provided to Household stockholders and class members. Following the distribution of the notice, the Circuit Court, Cook County, Illinois, Chancery Division held a settlement fairness hearing on December 23, 2003. The final order dismissing the state court cases (Pace, McLaughlin and Bailey) was entered on June 7, 2004. The final order dismissing the Williamson case was entered by the United States District Court for the Northern District of Illinois on July 23, 2004.

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

In a case decided on March 31, 2004 and published on May 13, the Appellate Court of Illinois, First District (Cook County), ruled in U.S. Bank National Association v. Clark, et al., that certain lenders (which did not include any subsidiaries of Household) violated the Illinois Interest Act by imposing settlement fees in excess of 3% of the principal amount on loans with an interest rate in excess of 8%. The Appellate Court held for the first time that when the Illinois legislature made amendments to the late fee provisions of the Interest Act in 1992, Illinois opted out of the Federal Depository Institutions Deregulation and Monetary Control Act of 1980 (“DIDMCA”) and, in “certain instances,” the Federal Alternative Mortgage Transaction Parity Act of 1982 (“AMPTA”). DIDMCA and AMPTA each contain provisions that preempt certain state laws unless state legislatures took affirmative action to “opt-out” of the federal preemptions within specified time frames. The Court found that as a result of 1992 legislative action, the State’s 3% restriction on points and finance charge fees are now enforceable in Illinois. The Appellate Court’s ruling reversed the trial court’s decision, which had relied on previous opinions of the Illinois Attorney General, the Illinois Office of Banks and Real Estate, and other courts. Should the decision stand and be applied retroactively throughout Illinois, lenders would be required to make refunds to customers who had a closed-end real estate secured first mortgage loan of double the interest paid or contracted for, whichever is greater. The plaintiffs in the Clark case have filed a notice of appeal with the Illinois Supreme Court. Three cases have been filed against subsidiaries of Household based upon the Clark decision: Wilkes v. Household Finance Corporation III, et al., Circuit Court of Cook County, Illinois, Chancery Division, filed on June 18, 2004 (purported class action); Aslam v. Accredited Home Lenders, Inc., et al., Circuit Court of Cook County, Illinois, Chancery Division, filed on June 11, 2004 (purported class action); and Morris, et al. v. Household Mortgage Services, Inc., U.S. District Court for the Northern District of Illinois, filed on June 22, 2004. At this time, we are unable to quantify the potential impact of the Clark decision should it receive retroactive application.

Securities Litigation  In August 2002, we restated previously reported consolidated financial statements. The restatement related to certain MasterCard and Visa co-branding and affinity credit card relationships and a third party marketing agreement, which were entered into between 1992 and 1999. All were part of our Credit Card Services segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditor, KPMG LLP, advised us that, in its view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. The restatement resulted in a $155.8 million, after-tax, retroactive reduction to retained earnings at December 31, 1998. As a result of the restatement, and other corporate events, including, e.g., the 2002 settlement with 50 states and the District of Columbia relating to real estate lending practices, Household, and its directors, certain officers and former auditors, have been involved in various legal proceedings, some of which purport to be class actions. A number of these actions allege violations of federal securities laws, were filed between August and October 2002, and seek to recover damages in respect of allegedly false and misleading statements about our common stock. To date, none of the class claims has been certified. These legal actions have been consolidated into a single purported class action, Jaffe v. Household International, Inc., et al., No. 02 C 5893 (N.D. Ill., filed August 19, 2002), and a consolidated and amended complaint was filed on March 7, 2003. The amended complaint purports to assert claims under the federal securities laws, on behalf of all persons who purchased or otherwise acquired Household securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with Household’s sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we, and other defendants, filed a motion to dismiss the complaint. On March 19, 2004, the Court granted in part, and denied in part the defendants’ motion to dismiss the complaint. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. The Court has ordered that all factual discovery must be completed by January 13, 2006 and expert witness discovery must be completed by July 24, 2006.

Other actions arising out of the restatement, which purport to assert claims under ERISA on behalf of participants in Household’s Tax Reduction Investment Plan, have been consolidated into a single purported class action, In re Household International, Inc. ERISA Litigation, Master File No. 02 C 7921 (N.D. Ill). A consolidated and amended complaint was filed against Household, William Aldinger and individuals on the Administrative Investment Committee of the plan. The consolidated complaint purports to assert claims under ERISA that are similar to the claims in the Jaffe case. Essentially, the plaintiffs allege that the defendants breached their fiduciary duties to the plan by investing in Household stock and failing to disclose information to Plan participants. A motion to dismiss the complaint was filed in June 2003. On March 30, 2004, the Court granted in part, and denied in part, the defendants’ motion to dismiss the complaint. The Court dismissed all claims alleging that some or all of the defendants breached their co-fiduciary obligations; misrepresented the prudence of investing in Household stock; failed to disclose nonpublic information regarding alleged accounting and lending improprieties; and failed to provide other defendants with non-public information. The claims that remain essentially allege that some or all of the defendants failed to prudently manage plan assets by continuing to invest in, or provide matching contributions of, Household stock. The Court has ordered that all discovery, including class certification issues, must be completed by September 17, 2004 and dispositive motions and responses must be filed by November 8, 2004.

On June 27, 2003, a case entitled, West Virginia Laborers Pension Trust Fund v. Caspersen, et al., was filed in the Chancery Division of the Circuit Court of Cook County, Illinois as case number 03CH10808. This purported class action names as defendants the directors of Beneficial Corporation at the time of the 1998 merger of Beneficial Corporation into a subsidiary of Household, and claims that those directors’ due diligence of the Company at the time they considered the merger was inadequate. The Complaint claims that as a result of some of the securities law and other violations alleged in the Jaffe case, the Company’s common shares lost value. Pursuant to the merger agreement with Beneficial Corporation, we assumed the defense of this litigation. In September of 2003, the defendants filed a motion to dismiss which was granted on June 15, 2004 based upon a lack of personal jurisdiction over the defendants. The plaintiffs have filed notice of their intent to appeal. In addition, on June 30, 2004, a case entitled, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund v. Caspersen, et al., was filed in the Superior Court of New Jersey, Law Division, Somerset County as Case

Number L9479-04. Other than the change in plaintiff, the suit is substantially identical to the above West Virginia Laborer’s Pension Trust Fund case, and is brought by the same principal law firm which brought that suit.

With respect to these securities litigation matters, we believe that we have not, and our officers and directors have not, committed any wrongdoing and in each instance there will be no finding of improper activities that may result in a material liability to us or any of our officers or directors.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1	Amended and Restated Certificate of Incorporation of Household International, Inc., as amended.

10.7	Household International, Inc. Directors Non-Qualified Deferred Compensation Plan.

10.9	Household International, Inc. Non-Qualified Deferred Compensation Plan for Executives.

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Debt and Preferred Stock Securities Ratings.

(b)  Reports on Form 8-K

During the quarter ended June 30, 2004, the Registrant filed a Current Report on Form 8-K on May 17, 2004 with respect to the financial supplement pertaining to the financial results of Household International, Inc. for the quarter ended March 31, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEHOLD INTERNATIONAL, INC. (Registrant)

Date: August 2, 2004	/s/ Simon C. Penney
Simon C. Penney
Senior Executive Vice President and
Chief Financial Officer

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Household International, Inc., as amended.

10.7	Household International, Inc. Directors Non-Qualified Deferred Compensation Plan.

10.9	Household International, Inc. Non-Qualified Deferred Compensation Plan for Executives.

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Debt and Preferred Stock Securities Ratings.