Form 10-Q
period 2004-09-30
HOUSEHOLD INTERNATIONAL INC
filed 2004-11-15
CIK 354964

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

At October 31, 2004, there were 50 shares of the registrant’s common stock outstanding, all of which were indirectly owned by HSBC Holdings plc.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Household International, Inc.

Form 10-Q

Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Household International, Inc.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30,		Nine months ended September 30, 2004	March 29 through September 30, 2003	January 1 through March 28, 2003
	2004	2003
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	(in millions)
Finance and other interest income	$2,779	$2,571	$7,945	$5,147	$2,469
Interest expense	744	557	2,021	1,130	897

Net interest income	2,035	2,014	5,924	4,017	1,572
Provision for credit losses	1,123	1,001	3,048	2,074	976

Net interest income after provision for credit losses	912	1,013	2,876	1,943	596

Other revenues:
Securitization revenue	267	387	881	680	434
Insurance revenue	203	193	618	382	171
Investment income	36	37	107	71	80
Fee income	302	266	808	503	280
Other income	161	68	650	237	247

Total other revenues	969	951	3,064	1,873	1,212

Costs and expenses:
Salaries and employee benefits	472	493	1,415	999	491
Sales incentives	91	77	260	162	37
Occupancy and equipment expenses	77	95	237	199	98
Other marketing expenses	174	128	437	268	139
Other servicing and administrative expenses	235	282	659	555	314
Support services from HSBC affiliates	183	-	556	-	-
Amortization of intangibles	83	82	278	163	12
Policyholders’ benefits	93	95	299	196	91
HSBC acquisition related costs incurred by Household	-	-	-	-	198

Total costs and expenses	1,408	1,252	4,141	2,542	1,380

Income before income tax expense	473	712	1,799	1,274	428
Income tax expense	151	240	601	429	182

Net income	$322	$472	$1,198	$845	$246

The accompanying notes are an integral part of the consolidated financial statements.

Household International, Inc.

CONSOLIDATED BALANCE SHEET

	September 30, 2004	December 31, 2003
	(Successor)	(Successor)
	(in millions, except share data)
Assets
Cash	$274	$463
Securities	6,916	11,073
Receivables, net	104,225	91,027
Intangible assets, net	2,684	2,856
Goodwill	6,811	6,697
Properties and equipment, net	476	527
Real estate owned	601	631
Derivative financial assets	3,033	3,118
Other assets	2,740	2,762

Total assets	$127,760	$119,154

Liabilities
Debt:
Deposits	$51	$232
Commercial paper, bank and other borrowings	14,507	9,122
Due to affiliates, net	11,371	7,589
Senior and senior subordinated debt (with original maturities over one year)	78,516	79,464

Total debt	104,445	96,407

Insurance policy and claim reserves	1,299	1,258
Derivative related liabilities	353	600
Other liabilities	3,651	3,228

Total liabilities	109,748	101,493

Shareholder’s equity
Preferred stock issued to HNAH (issued to HSBC at December 31, 2003)	1,100	1,100
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 50 shares issued	-	-
Additional paid-in capital	14,635	14,645
Retained earnings	1,659	1,365
Accumulated other comprehensive income	618	551

Total common shareholder’s equity	16,912	16,561

Total liabilities and shareholder’s equity	$127,760	$119,154

The accompanying notes are an integral part of the consolidated financial statements.

Household International, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S(S’) EQUITY

	Nine months ended September 30, 2004	March 29 through September 30, 2003	January 1 through March 28, 2003
	(in millions)
Preferred stock
Balance at beginning of period	$1,100	$1,100	$1,193
Reclassification of preferred stock issuance costs	-	-	21
Redemption	-	-	(114)

Balance at end of period (successor)	$1,100	$1,100	$1,100

Common shareholder’s(s’) equity
Common stock
Balance at beginning of period	-	-	$552
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	(552)

Balance at end of period (successor)	-	-	$-

Additional paid-in capital
Balance at beginning of period	$14,645	$14,661	$1,911
Return of capital to HSBC	(31)	(18)	-
Employee benefit plans and other	21	14	10
Reclassification of preferred stock issuance costs	-	-	(21)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	12,761

Balance at end of period (successor)	$14,635	$14,657	$14,661

Retained earnings
Balance at beginning of period	$1,365	$-	$9,885
Net income	1,198	845	246
Dividends:
Preferred stock	(54)	(36)	(22)
Common stock	(850)	-	(412)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	(9,697)

Balance at end of period (successor)	$1,659	$809	$-

Accumulated other comprehensive income
Balance at beginning of period	$551	$-	$(695)
Net change in unrealized gains (losses) on:
Derivatives classified as cash flow hedges	89	46	101
Securities available for sale and interest-only strip receivables	(38)	114	(25)
Foreign currency translation adjustment	16	81	(24)

Other comprehensive income, net of tax	67	241	52
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	643

Balance at end of period (successor)	$618	$241	$-

Common stock in treasury
Balance at beginning of period	-	-	$(2,431)
Exercise of stock options	-	-	12
Issuance of common stock for employee benefit plans	-	-	12
Purchase of treasury stock	-	-	(164)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	2,571

Balance at end of period (successor)	-	-	$-

Total common shareholder’s(s’) equity	$16,912	$15,707	$14,661

Comprehensive income
Net income	$1,198	$845	$246
Other comprehensive income	67	241	52

Comprehensive income	$1,265	$1,086	$298

The accompanying notes are an integral part of the consolidated financial statements.

Household International, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2004	March 29 through September 30, 2003	January 1 through March 28, 2003
	(Successor)	(Successor)	(Predecessor)
	(in millions)
Cash flows from operating activities
Net income	$1,198	$845	$246
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	3,048	2,074	976
Insurance policy and claim reserves	(138)	(123)	47
Depreciation and amortization	367	232	53
Net change in interest-only strip receivables	414	277	36
Net change in other assets	49	781	(593)
Net change in other liabilities	267	(650)	616
Other, net	(575)	(274)	83

Net cash provided by (used in) operating activities	4,630	3,162	1,464

Cash flows from investing activities
Securities:
Purchased	(1,152)	(2,771)	(1,047)
Matured	1,179	2,107	584
Sold	790	470	768
Net change in short-term securities available for sale	3,323	960	(375)
Receivables:
Originations, net of collections	(42,127)	(27,404)	(8,261)
Purchases and related premiums	(597)	(2,070)	(129)
Initial and fill-up securitizations	24,250	18,320	7,300
Sales to affiliates	1,371	-	-
Properties and equipment:
Purchases	(55)	(70)	(21)
Sales	2	5	-

Net cash provided by (used in) investing activities	(13,016)	(10,453)	(1,181)

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	5,343	3,024	(513)
Net change in time certificates	(155)	97	150
Net change in due to affiliates, net	3,760	5,818	-
Senior and senior subordinated debt issued	12,603	9,558	4,361
Senior and senior subordinated debt retired	(12,581)	(11,337)	(4,030)
Issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts to HSBC	-	275	-
Redemption of company obligated mandatorily redeemable preferred securities of subsidiary trusts	-	(275)	-
Insurance:
Policyholders’ benefits paid	(124)	(106)	(36)
Cash received from policyholders	194	84	33
Shareholder’s(s’) dividends	(850)	(293)	(141)
Redemption of preferred stock	-	-	(114)
Purchase of treasury stock	-	-	(164)
Issuance of common stock for employee benefit plans	-	-	62

Net cash provided by (used in) financing activities	8,190	6,845	(392)

Effect of exchange rate changes on cash	7	41	(15)

Net change in cash	(189)	(405)	(124)
Cash at beginning of period	463	674	798

Cash at end of period	$274	$269	$674

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Immaterial adjustments have been made to decrease finance income and increase securitization revenue as reported in prior periods. These adjustments reflect corrections after discovery of a system programming error in the posting of finance income between owned receivables and receivables serviced with limited recourse. Reported net income for all prior periods was not affected.

2.        Securities

Securities consisted of the following available-for-sale investments:

September 30, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$2,393	$26	$(9)	$2,410
Money market funds	749	-	-	749
Time deposits	132	-	-	132
U.S. government and federal agency debt securities	2,355	-	(2)	2,353
Non-government mortgage backed securities	84	-	-	84
Other	1,155	1	(2)	1,154

Subtotal	6,868	27	(13)	6,882
Accrued investment income	34	-	-	34

Total securities available for sale	$6,902	$27	$(13)	$6,916

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$5,641	$11	$-	$5,652
Money market funds	794	-	-	794
Time deposits	952	-	-	952
U.S. government and federal agency debt securities	2,430	-	(2)	2,428
Marketable equity securities	14	4	-	18
Non-government mortgage backed securities	389	-	-	389
Other	794	2	-	796

Subtotal	11,014	17	(2)	11,029
Accrued investment income	44	-	-	44

Total securities available for sale	$11,058	$17	$(2)	$11,073

A summary of gross unrealized losses and related fair values as of September 30, 2004, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
September 30, 2004	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments
	(in millions)
Corporate debt securities	121	$(3)	$305	195	$(6)	$566
U.S. government and federal agency debt securities	-	-	-	62	(2)	309
Other	24	(1)	147	42	(1)	98

Gross unrealized losses on our securities available for sale have increased during the nine months ended September 30, 2004 due to a general increase in interest rates. Since substantially all of these securities are rated A- or better, no permanent impairment is expected to be realized.

The amortized cost of our securities available for sale was adjusted to fair market value at the time of the merger with HSBC. As a result, at December 31, 2003 gross unrealized losses had existed less than one year.

3.        Receivables

Receivables consisted of the following:

	September 30, 2004	December 31, 2003
	(in millions)
Real estate secured	$58,726	$51,221
Auto finance	6,823	4,138
MasterCard(1)/Visa(1)	11,666	11,182
Private label	14,000	12,604
Personal non-credit card	14,888	12,832
Commercial and other	334	401

Total owned receivables	106,437	92,378
Purchase accounting fair value adjustments	272	419
Accrued finance charges	1,489	1,432
Credit loss reserve for owned receivables	(3,953)	(3,793)
Unearned credit insurance premiums and claims reserves	(620)	(703)
Interest-only strip receivables	473	954
Amounts due and deferred from receivable sales	127	340

Total owned receivables, net	104,225	91,027
Receivables serviced with limited recourse	20,175	26,201

Total managed receivables, net	$124,400	$117,228

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,246 million at September 30, 2004 and $2,374 million at December 31, 2003. Interest-only strip receivables also included fair value mark-to-market adjustments which increased the balance by $190 million at September 30, 2004 and $257 million at December 31, 2003.

Receivables serviced with limited recourse consisted of the following:

	September 30, 2004	December 31, 2003
	(in millions)
Real estate secured	$165	$194
Auto finance	3,060	4,675
MasterCard/Visa	8,843	9,967
Private label	3,921	5,261
Personal non-credit card	4,186	6,104

Total	$20,175	$26,201

The combination of receivables owned and receivables serviced with limited recourse, which comprises our managed portfolio, is shown below:

	September 30, 2004	December 31, 2003
	(in millions)
Real estate secured	$58,891	$51,415
Auto finance	9,883	8,813
MasterCard/Visa	20,509	21,149
Private label	17,921	17,865
Personal non-credit card	19,074	18,936
Commercial and other	334	401

Total	$126,612	$118,579

4.        Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in millions)
Owned receivables:
Credit loss reserves at beginning of period	$3,795	$3,659	$3,793	$3,333
Provision for credit losses	1,123	1,001	3,048	3,050
Charge-offs	(1,068)	(976)	(3,176)	(2,908)
Recoveries	99	77	271	204
Other, net	4	18	17	100

Credit loss reserves for owned receivables	3,953	3,779	3,953	3,779

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	1,904	1,980	2,374	1,759
Provision for credit losses	(232)	420	169	1,444
Charge-offs	(418)	(459)	(1,343)	(1,314)
Recoveries	24	24	76	68
Other, net	(32)	(11)	(30)	(3)

Credit loss reserves for receivables serviced with limited recourse	1,246	1,954	1,246	1,954

Credit loss reserves for managed receivables	$5,199	$5,733	$5,199	$5,733

Reductions to the provision for credit losses and overall reserve levels on receivables serviced with limited recourse in 2004 reflect the impact of reduced securitization levels, including our decision to structure new collateralized funding transactions as secured financings.

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

5.        Intangible Assets

Intangible assets consisted of the following:

September 30, 2004	Gross	Accumulated Amortization	Carrying Value
	(in millions)
Purchased credit card relationships and related programs	$1,615	$296	$1,319
Retail services merchant relationships	270	82	188
Other loan related relationships	326	62	264
Trade names	717	-	717
Technology, customer lists and other contracts	281	85	196

Total	$3,209	$525	$2,684

December 31, 2003	Gross	Accumulated Amortization	Carrying Value
	(in millions)
Purchased credit card relationships and related programs	$1,512	$149	$1,363
Retail services merchant relationships	270	41	229
Other loan related relationships	326	34	292
Trade names	717	-	717
Technology, customer lists and other contracts	281	26	255

Total	$3,106	$250	$2,856

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,	(in millions)
2004	$360
2005	345
2006	337
2007	320
2008	225

During the third quarter of 2004, we completed our annual impairment test of intangible assets and determined that the fair value of each intangible asset exceeded its carrying value. As a result, we have concluded that none of our intangible assets are impaired.

6.        Goodwill

Goodwill balances associated with our foreign businesses will change from period to period due to movements in foreign exchange. During the quarter ended March 31, 2004, we made final adjustments to the purchase price allocation resulting from our merger with HSBC. Since the one-year anniversary of our merger with HSBC was completed in the first quarter of 2004, no further merger-related adjustments to our goodwill balance will occur, except for changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of our merger with HSBC, pursuant to Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes.” During the third quarter of 2004, we reduced our goodwill balance by approximately $15 million as a result of such changes in tax estimates.

During the third quarter of 2004, we completed our annual impairment test of goodwill. For purposes of this test, we assigned the goodwill to our reporting units. The fair value of each of the reporting units to which goodwill was assigned exceeded its carrying value. As a result, we have concluded that none of our goodwill is impaired.

7.        Income Taxes

Our effective tax rates were as follows:

Three months ended September 30:
2004 (successor)	31.9%
2003 (successor)	33.7
Nine months ended September 30, 2004 (successor)	33.4
March 29 through September 30, 2003 (successor)	33.7
January 1 through March 28, 2003 (predecessor)	42.5

The effective tax rate for the period January 1 through March 28, 2003 was adversely impacted by the non-deductibility of certain HSBC acquisition related costs. Excluding HSBC acquisition related costs of $198 million, which resulted in a $27 million tax benefit, our effective tax rate was 33.3 percent for the period January 1 through March 28, 2003.

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

The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested awards in each period:

	Three months ended September 30,		Nine months ended September 30,	March 29 through September 30,	January 1 through March 28,
	2004	2003	2004	2003	2003
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
			(in millions)
Net income, as reported	$322	$472	$1,198	$845	$246
Add stock-based employee compensation expense included in reported net income, net of tax:
Stock option and employee stock purchase plans	3	2	12	3	7
Restricted stock rights	4	2	9	5	11
Deduct stock-based employee compensation expense determined under the fair value method, net of tax:
Stock option and employee stock purchase plans	(3)	(2)	(12)	(3)	(53)
Restricted stock rights	(4)	(2)	(9)	(5)	(45)

Pro forma net income	$322	$472	$1,198	$845	$166

9.        Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. The following tables present related party balances and the income and (expense) generated by related party transactions:

	September 30, 2004	December 31, 2003
	(in millions)
Assets and (Liabilities):
Derivative financial assets, net	$2,491	$1,789
Other assets	2	1
Due to affiliates, net
HSBC and subsidiaries	(11,972)	(7,589)
HSBC Investments (North America) Inc.	601	-
Other liabilities	(109)	(26)

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003
	(in millions)
Income/(Expense):
Interest expense on borrowings from HSBC and subsidiaries	$(95)	$(23)	$(213)	$(28)
HSBC Bank USA, National Association:
Real estate secured servicing revenues	4	-	9	-
Real estate secured sourcing, underwriting and pricing revenues	1	-	3	-
Gain on sale of receivables	10	-	25	-
Other servicing, processing, origination and support revenues	3	-	8	-
Support services from HSBC affiliates	(183)	-	(556)	-
HSBC Technology and Services (USA) Inc.:
Rental revenue	8	-	24	-
Administrative services revenue	5	-	13	-
Other income from HSBC affiliates	4	-	4	-

The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $59.2 billion at September 30, 2004 and $39.7 billion at December 31, 2003. Affiliate swap counterparties have provided collateral in the form of securities which are not recorded on our balance sheet and totaled $1.5 billion at September 30, 2004 and $.5 billion at December 31, 2003.

During the second quarter of 2004, we made advances to our immediate parent, HSBC Investments (North America) Inc. (“HINO”) totaling $266 million which were repaid during the third quarter of 2004. During the third quarter, we granted a $1 billion line of credit to HINO which matures in July 2005. The balance outstanding under the line of credit at September 30, 2004 was $601 million and is included in due to affiliates. Interest income associated with these advances, which totaled $2 million for both periods, is included in other income and is reflected in other income from HSBC affiliates in the above table.

During the third quarter of 2004, our Canadian business began to originate and service auto loans for an HSBC affiliate in Canada. Fees received for these services are included in other income and are reflected in other income from HSBC affiliates in the above table.

Due to affiliates also includes amounts owed to subsidiaries of HSBC (other than preferred stock). This funding was at interest rates (both the underlying benchmark rate and credit spreads) comparable to third-party rates for debt with similar maturities.

In the first quarter of 2004, we sold approximately $.9 billion of real estate secured receivables from our mortgage services business to HSBC Bank USA, National Association (“HSBC Bank USA”) and recorded a pre-tax gain of $15 million on the sale. Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HSBC Bank USA including all future business they purchase from our correspondents. As of September 30, 2004, we were servicing $4.9 billion of real estate secured receivables for HSBC Bank USA. We also received fees from HSBC Bank USA pursuant to a service level agreement under which we sourced, underwrote and priced $.7 billion of real estate secured receivables purchased by HSBC Bank USA during the quarter and $2.2 billion year-to-date. These revenues have been recorded as other income.

Under various service level agreements, we also provide various services to HSBC Bank USA. These services include credit card servicing and processing activities through our credit card services business, loan origination and servicing through our auto finance business and other operational and administrative support. Fees received for these services are reported as other income.

On July 1, 2004, Household Bank (SB), N.A. purchased the account relationships associated with $970 million of MasterCard and Visa credit card receivables from HSBC Bank USA for approximately $99 million which are included in intangible assets. The receivables will continue to be owned by HSBC Bank USA. Originations of new accounts and receivables are made by Household Bank (SB), N.A. and new receivables are sold daily to HSBC Bank USA. Gains on the daily sale of credit card receivables to HSBC Bank USA are recorded in other income.

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

In addition, we utilize a related HSBC entity to lead manage substantially all ongoing debt issuances. Fees paid for such services totaled approximately $7.8 million for the nine months ended September 30, 2004 and approximately $7.7 million for the period March 29 through September 30, 2003. These fees are amortized over the life of the related debt as a component of interest expense.

In September 2004, HSBC North America Holdings Inc. (“HNAH”) issued a new series of preferred stock totaling $1.1 billion to HSBC in exchange for our outstanding 6.5% cumulative preferred stock issued to HSBC on March 28, 2003. In October 2004, we paid the accrued dividend of $108 million on our preferred stock. Also in October 2004, our immediate parent, HINO, issued a new series of preferred stock to HNAH in exchange for our 6.5% cumulative preferred stock.

10.        Pension and Other Postretirement Benefits

Components of net periodic benefit cost related to our defined benefit pension plans and our postretirement benefits other than pensions were as follows:

	Pension Benefits		Other Postretirement Benefits
Three months ended September 30	2004	2003	2004	2003
	(Successor)	(Successor)	(Successor)	(Successor)
	(in millions)
Service cost – benefits earned during the period	$14	$12	$1	$1
Interest cost	13	12	3	3
Expected return on assets	(23)	(16)	-	-
Amortization of prior service cost	-	-	-	-
Recognized (gains) losses	(1)	-	-	-

Net periodic benefit cost	$3	$8	$4	$4

	Pension Benefits			Other Postretirement Benefits
	Nine months ended September 30, 2004	March 29 through September 30, 2003	January 1 through March 28, 2003	Nine months ended September 30, 2004	March 29 through September 30, 2003	January 1 through March 28, 2003
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
	(in millions)
Service cost – benefits earned during the period	$41	$24	$11	$3	$2	$1
Interest cost	40	24	5	10	7	1
Expected return on assets	(67)	(32)	(16)	-	-	2
Amortization of prior service cost	-	-	-	-	-	-
Recognized (gains) losses	(4)	-	14	-	-	-

Net periodic benefit cost	$10	$16	$14	$13	$9	$4

On November 9, 2004, sponsorship of the United States defined benefit pension plan was transferred to HNAH.

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

In January 2004, the FASB issued FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 was issued in response to a new Medicare bill that provides prescription drug coverage to Medicare-eligible retirees and was signed into law in December 2003. FSP 106-1 allowed plan sponsors the option of accounting for the effects of this new law in financial statements for periods that cover the date of enactment or making a one-time election to defer the accounting for the effects of the new law. We elected to defer the accounting for the effects of the new law. In May 2004, the FASB issued FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which superceded FSP 106-1. FSP 106-2 is effective for the first interim period beginning after June 15, 2004. For companies that elected deferral under FSP 106-1, and for which enactment is deemed to be a “significant event,” FSP 106-2 provides two methods of transition – retroactive application or prospective application from the date of adoption. If the effects of the new law are deemed not to be a “significant event”, the effect can be incorporated into the next measurement date following the effective date. Based on the information currently available, adoption of FSP 106-2 is not expected to have a material impact on our accumulated postretirement benefit obligation or our net periodic benefit cost and, as such, we do not consider the effects of the new law to be a significant event. Accordingly, we will account for the effects of the new law beginning on December 31, 2004, our next measurement date.

In March 2004, the FASB reached a consensus on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The new disclosure requirements are effective for annual reporting periods ending after June 15, 2004 and the new impairment accounting guidance was to become effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB delayed the effective date of EITF 03-1 for measurement and recognition of impairment losses until implementation guidance is issued. We do not expect the adoption of the impairment guidance contained in EITF 03-1 to have a material impact on our financial position or results of operations.

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

Executive Overview

Household International, Inc. is principally a non-operating holding company and an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). Household may also be referred to in MD&A as “we”, “us”, or “our”. Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period beginning March 29, 2003. During the nine months ended September 30, 2003, the “predecessor” period contributed $246 million of net income and the “successor” period contributed $845 million of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, MD&A combines the “predecessor” period (January 1 to March 28, 2003) with the “successor” period (March 29 to September 30, 2003) to present “combined” results for the nine months ended September 30, 2003.

In addition to owned basis reporting, we also monitor our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. See “Basis of Reporting” for further discussion of the reasons we use this non-GAAP financial measure.

On September 30, 2004, we commenced the rebranding of the majority of our U.S. and Canadian businesses, including Household International, to the HSBC brand. The rebranding means that businesses previously operating under the Household name will be called HSBC. Our consumer lending business will retain the HFC and Beneficial brands, accompanied by the HSBC Group’s endorsement signature, “Member HSBC Group.” The single brand will allow HSBC in North America to better align its businesses, providing a stronger platform to service customers and advance growth. The HSBC brand also positions us to expand the products and services offered to our customers. As part of this initiative and subject to regulatory approvals, we expect to merge with our subsidiary, Household Finance Corporation, in December 2004. At the time of the merger, Household International, Inc. will change its name to HSBC Finance Corporation.

In measuring our results, management’s primary focus is on managed receivable growth and operating net income (a non-GAAP financial measure which excludes $167 million, after-tax, of HSBC acquisition related costs and other merger related items incurred by Household in the first quarter of 2003.) See “Basis of Reporting” for further discussion of operating net income. Net income was $322 million for the quarter ended September 30, 2004, a decrease of 32 percent compared to net income of $472 million in the prior year quarter. The decrease was primarily due to higher operating expenses and higher provision for credit losses due to receivable growth, partially offset by higher net interest income. Net income for the first nine months of 2004 was $1,198 million, a 5 percent decrease from operating net income of $1,258 million for the first nine months of 2003. The decrease was primarily due to higher operating expenses and lower other revenues partially offset by higher net interest income. Operating expenses increased due to receivable growth, increases in legal costs and, for the nine month period, higher amortization of intangibles which were established in connection with the HSBC merger. The increase in net interest income during both periods was due to higher average receivable balances offset by lower yields on our receivables, particularly in real estate secured and auto finance receivables and, for the nine month period, lower funding costs.

Funding costs were higher during the three month period resulting from a rising interest rate environment. Other revenues decreased during the nine month period due to reduced initial securitization activity partially offset by higher other income. Amortization of purchase accounting fair value adjustments increased net income by $21 million for the quarter ended September 30, 2004, and $56 million for the nine months ended September 30, 2004 compared to $32 million for the quarter ended September 30, 2003 and $75 million for the nine months ended September 30, 2003.

The financial information set forth below summarizes selected financial highlights of Household as of September 30, 2004 and 2003 and for the three and nine month periods ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Successor)	(Successor)	(Successor)	(Combined)
	(dollars are in millions)
Net income:(1)	$322	$472	$1,198	$1,091
Owned Basis Ratios:
Return on average owned assets (“ROA”)(1)	1.03%	1.68%	1.33%	1.35%
Return on average common shareholder’s equity (“ROE”)(1)	6.9	11.8	8.8	10.4
Net interest margin	7.54	8.39	7.67	8.07
Consumer net charge-off ratio, annualized	3.77	3.98	3.98	4.17
Efficiency ratio(1)(2)	45.2	40.3	44.2	43.3
Managed Basis Ratios:(3)
Return on average managed assets (“ROMA”)(1)	.88%	1.39%	1.11%	1.11%
Net interest margin	8.08	9.12	8.34	8.89
Risk adjusted revenue	6.64	7.19	6.87	7.21
Consumer net charge-off ratio, annualized	4.38	4.68	4.61	4.77
Efficiency ratio(1)(2)	49.1	35.2	43.4	37.0

	September 30, 2004	September 30, 2003
	(Successor)	(Successor)
	(dollars are in millions)
Receivables:
Owned basis	$106,437	$93,028
Managed basis(3)	126,612	117,137
Two-month-and-over contractual delinquency ratios:
Owned basis	4.43%	5.36%
Managed basis(3)	4.59	5.36

(1)	The following table includes non-GAAP financial information for the nine months ended September 30, 2003. This information is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(dollars are in millions)
Net income	$322	$472	$1,198	$1,091
HSBC acquisition related costs and other merger related items, after-tax	-	-	-	167

Operating net income	$322	$472	$1,198	$1,258

ROA	1.03%	1.68%	1.33%	1.56%
ROE	6.9	11.8	8.8	12.1
Owned basis efficiency ratio(2)	45.2	40.3	44.2	41.0
ROMA	.88	1.39	1.11	1.27
Managed basis efficiency ratio(2)	49.1	35.2	43.4	35.0

(2)	Ratio of total costs and expenses less policyholders’ benefits to net interest margin and other revenues less policyholders’ benefits.
(3)	Managed basis reporting is a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

Because HSBC reports results on a U.K. GAAP basis, our management also separately monitors earnings excluding goodwill amortization and net income under U.K. GAAP (non-GAAP financial measures). The following table summarizes U.K. GAAP results:

	Three months ended September 30,		Nine months ended September 30, 2004	March 29 through September 30, 2003
	2004	2003
	(dollars are in millions)
Earnings excluding goodwill amortization – U.K. GAAP basis	$621	$576	$2,138	$1,095
Net income – U.K. GAAP basis	491	463	1,745	867

Owned receivables were $106.4 billion at September 30, 2004, $99.4 billion at June 30, 2004, and $93.0 billion at September 30, 2003. We experienced growth in all our receivable products with real estate secured receivables being the primary contributor of the growth. Real estate secured receivable levels reflect sales to HSBC Bank USA, National Association (“HSBC Bank USA”) of $.9 billion on March 31, 2004 and $2.8 billion on December 31, 2003 and purchases of correspondent receivables directly by HSBC Bank USA of $.7 billion in the third quarter of 2004 and $2.2 billion year-to-date, a portion of which we otherwise would have purchased. Lower securitization levels also contributed to the increase in owned receivables over June 30, 2004 and September 30, 2003 levels.

We previously reported that we intend to transfer our domestic private label credit card portfolio to HSBC Bank USA in 2004. We plan to maintain the related customer account relationships and sell additional volume to HSBC Bank USA on a daily basis following the initial sale. HSBC Bank USA has filed a formal application seeking regulatory approval to acquire our domestic private label portfolio in 2004. We and HSBC Bank USA will consider potential transfers of some of our MasterCard and Visa receivables to HSBC Bank USA in the future based upon continuing evaluations of capital and liquidity at each entity.

The private label receivables we expect to sell to HSBC Bank USA by year-end will have a principal balance of approximately $12 billion ($15 billion on a managed basis). Upon receipt of regulatory approval for transfer of the private label portfolio, we will adopt charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”) for our entire domestic private label and MasterCard and Visa portfolios. Following the transfer of the private label portfolio, we expect our net interest income and fee income will be substantially reduced, but our other income will substantially increase as we record gains from the initial and continuing sales of private label receivables in the future. We cannot predict with any degree of certainty the timing as to when or if regulatory approval will be received and, therefore, when the related asset transfers will be completed. However, if regulatory approval is received, we currently expect that adoption of FFIEC charge-

off and account management policies for our domestic private label and Mastercard/Visa credit card portfolios would result in a reduction to net income of approximately $130 million. We also currently expect that we will recognize an after tax gain on sale of approximately $370 million when the domestic private label portfolio is sold to HSBC Bank USA. Updates to the information on the financial impact of the proposed transfer will be reported as the regulatory approval process progresses and the amounts become certain.

Our owned basis two-months-and-over-contractual delinquency ratio decreased compared to both the prior quarter and the prior year quarter. The decrease is consistent with the improvements in early delinquency roll rate trends we began to experience in the fourth quarter of 2003 as a result of improvements in the economy and better underwriting, including both improved modeling and improved credit quality of originations. Dollars of delinquency decreased compared to the prior year quarter but increased compared to the prior quarter as securitization levels declined and our interest in the receivables of certain securitization trusts increased.

Net charge-offs as a percentage of average consumer receivables for the September 2004 quarter decreased over the June 2004 and prior year quarter as the lower delinquency levels we have been experiencing are having an impact on charge-offs. Also contributing to the decrease in net charge-offs compared to the prior year quarter were improved collections and a decrease in the percentage of the portfolio comprised of personal non-credit card receivables, which have a higher net charge-off rate than other products in our portfolio.

During the nine months ended September 30, 2004, we became less reliant on third party debt and initial securitization funding as we used proceeds from the sale of real estate secured receivables to HSBC Bank USA and debt issued to affiliates to assist in the funding of our businesses. Because we are now a subsidiary of HSBC, our credit spreads relative to Treasuries have tightened. We recognized cash funding expense savings, primarily as a result of these tightened credit spreads and lower costs due to shortening the maturity of our liabilities primarily through increased issuance of commercial paper, in excess of $235 million for the first nine months of 2004 and less than $70 million for the prior-year period compared to the funding costs we would have incurred using average spreads from the first half of 2002.

Securitization of consumer receivables has been a source of funding and liquidity for us. Under U.K. GAAP as reported by HSBC, our securitizations are treated as secured financings. In order to align our accounting treatment with that of HSBC under U.K. GAAP, we began to structure all new collateralized funding transactions as secured financings in the third quarter of 2004. However, because existing public private label and MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables of each of these asset types will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is expected to occur in 2007. In addition, we will continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduces our reported net income under U.S. GAAP. There is no impact, however, on cash received from operations or on U.K. GAAP reported results.

Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Unless noted, the discussion of our financial condition and results of operations included in MD&A is presented on an owned basis of reporting.

Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger are presented using our historical basis of accounting, which impacts comparability with the “successor” period beginning March 29, 2003. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, MD&A combines the “predecessor” period (January 1 through March 28, 2003) with the “successor” period (March 29 through September 30, 2003) to present “combined” results for the nine months ended September 30, 2003.

In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-GAAP basis:

Operating Results, Percentages and Ratios  Certain percentages and ratios have been presented on an operating basis and have been calculated using “operating net income”, a non-GAAP financial measure. “Operating net income” is net income excluding $167 million, after-tax, of HSBC acquisition related costs and other merger related items incurred by Household in the first quarter of 2003. This nonrecurring item is also excluded in calculating our operating basis efficiency ratios. We believe that excluding this nonrecurring item helps readers of our financial statements to better understand the results and trends of our underlying business.

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

Debt analysts, rating agencies and others also evaluate our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables investors and other interested parties to better understand the performance and quality of our entire managed loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned and securitized portfolios. As the level of our securitized receivables falls over time, managed basis and owned basis results will eventually converge, and we will only report owned basis results.

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

U.K. GAAP  Because HSBC reports results on a U.K. GAAP basis, our management also separately monitors net income and earnings excluding goodwill amortization under U.K. GAAP (non-GAAP financial measures). The following table reconciles our net income on a U.S. GAAP basis to earnings excluding goodwill amortization and net income on a U.K. GAAP basis:

	Three months ended September 30,		Nine months ended September 30, 2004	March 29 through September 30, 2003
	2004	2003
	(in millions)
Net income – U.S. GAAP basis	$322	$472	$1,198	$845
Adjustments, net-of-tax:
Deferred origination expenses	5	(24)	(67)	(46)
Derivative financial instruments	-	3	1	(44)
Securitizations	177	(168)	426	(348)
Intangibles	46	46	163	97
Purchase accounting adjustments	76	181	387	560
Other	(5)	66	30	31

Earnings excluding goodwill amortization – U.K. GAAP basis	621	576	2,138	1,095
Goodwill amortization	(130)	(113)	(393)	(228)

Net income – U.K. GAAP basis	$491	$463	$1,745	$867

Differences between U.S. and U.K GAAP are as follows:

Deferred origination expenses

U.K. GAAP

•	Fee and commission income is accounted for in the period when receivable, except when it is charged to cover the costs of a continuing service to, or risk borne for, the customer, or is interest in nature. In these cases, it is recognized on an appropriate basis over the relevant period.
•	Loan origination costs are generally expensed as incurred. As permitted by U.K. GAAP, HSBC applies a restricted definition of the incremental, directly attributable origination expenses that are deferred and subsequently amortized over the life of the loans.

U.S. GAAP

•	Certain loan fee income and direct loan origination costs are amortized to the profit and loss account over the life of the loan as an adjustment to interest income (SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.)

Derivative financial instruments

U.K. GAAP

•	Non-trading derivatives are those which are held for hedging purposes as part of our risk management strategy against cash flows, assets, liabilities, or positions measured on an accruals basis. Non-trading transactions include qualifying hedges and positions that synthetically alter the characteristics of specified financial instruments.
•	Non-trading derivatives are accounted for on an equivalent basis to the underlying assets, liabilities or net positions. Any profit or loss arising is recognized on the same basis as that arising from the related assets, liabilities or positions.
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

•	Interest rate swaps are also used to alter synthetically the interest rate characteristics of financial instruments. In order to qualify for synthetic alteration, a derivative instrument must be linked to specific individual, or pools of similar, assets or liabilities by the notional principal and interest rate risk of the associated instruments, and must achieve a result that is consistent with defined risk management objectives. If these criteria are met, accrual based accounting is applied, i.e. income or expense is recognized and accrued to the next settlement date in accordance with the contractual terms of the agreement.
•	Any gain or loss arising on the termination of a qualifying derivative is deferred and amortized to earnings over the original life of the terminated contract. Where the underlying asset, liability or position is sold or terminated, the qualifying derivative is immediately marked-to-market through the profit and loss account.
•	Derivatives that do not qualify as hedges or synthetic alterations at inception are marked-to-market through the profit and loss account, with gains and losses included within “other income”.

U.S. GAAP

•	All derivatives must be recognized as either assets or liabilities in the balance sheet and be measured at fair value (SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”).
•	The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation as described below:
–	For a derivative designated as hedging exposure to changes in the fair value of a recognized asset or liability or a firm commitment, the gain or loss is recognized in earnings in the period of change together with the associated loss or gain on the hedged item attributable to the risk being hedged. Any resulting net gain or loss represents the ineffective portion of the hedge.
–	For a derivative designated as hedging exposure to variable cash flows of a recognized asset or liability, or of a forecast transaction, the derivative’s gain or loss associated with the effective portion of the hedge is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecast transaction affects earnings. The ineffective portion is reported in earnings immediately.
–	For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the change in fair value of the derivative associated with the effective portion of the hedge is included as a component of other comprehensive income, together with the associated loss or gain on the hedged item. The ineffective portion is reported in earnings immediately.
–	In order to apply hedge accounting it is necessary to comply with documentation requirements and to demonstrate the effectiveness of the hedge on an ongoing basis.
–	For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change in fair value.

Securitizations

U.K. GAAP

•	FRS 5, “Reporting the Substance of Transactions,” requires that the accounting for securitized receivables is governed by whether the originator has access to the benefits of the securitized assets and exposure to the risks inherent in those benefits and whether the originator has a liability to repay the proceeds of the note issue:
–	The securitized assets should be derecognized in their entirety and a gain or loss on sale recorded where the originator retains no significant benefits and no significant risks relating to those securitized assets.
–	The securitized assets and the related finance should be consolidated under a linked presentation where the originator retains significant benefits and significant risks relating to those securitized assets but where the downside exposure is limited to a fixed monetary amount and certain other conditions are met.

–	The securitized assets and the related finance should be consolidated on a gross basis where the originator retains significant benefits and significant risks relating to those securitized assets and does not meet the conditions required for linked presentation.
–	The run-off of prior period transactions and a lower volume of transactions have resulted in lower income under U.S. GAAP in the quarter and year-to-date periods and, therefore, higher reported net income under U.K. GAAP.

U.S. GAAP

•	SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” requires that receivables that are sold to a special purpose entity and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over those securitized assets.
•	Control has been surrendered over transferred assets if and only if all of the following conditions are met:
–	The transferred assets have been put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.
–	Each holder of interests in the transferee (i.e., holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.
–	The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.
–	If these conditions are not met the securitized assets should continue to be consolidated.
•	Where we retain an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the special purpose entity, we recognize this interest at fair value on sale of the assets.
•	There are no provisions for linked presentation of securitized assets and the related finance.

Intangibles

U.K. GAAP

•	An intangible asset is recognized separately from goodwill where it is identifiable and controlled. It is identifiable only if it can be disposed of or settled separately without disposing of the whole business. Control requires legal rights or custody over the item.
•	An intangible asset purchased as part of a business combination is capitalized at fair value based on its replacement cost, which is normally its estimated market value.

U.S. GAAP

•	An intangible asset is recognized separately from goodwill when it arises from contractual or other legal rights or if it is separable, i.e. it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged in combination with a related contract, asset or liability. The effect of this is that certain intangible assets such as trademarks and customer relationships are recognized under U.S. GAAP, although such assets will not be recognized under U.K. GAAP.
•	Intangible assets are initially recognized at fair value. An intangible asset with a finite useful life is amortized over the period for which it contributes to the future cash flows of the entity. An intangible asset with an indefinite useful life is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Purchase accounting adjustments – The reconciling “purchase accounting adjustments” predominantly reflect:

•	the measurement of equity consideration at the date the terms of acquisition are agreed and announced under U.S. GAAP; under U.K. GAAP equity consideration is measured at the date of acquisition;
•	recognition of deferred tax on all fair value adjustment under U.S. GAAP, and corresponding amortization post-acquisition;

•	non-recognition of residual interests in securitization vehicles existing at acquisition under U.K. GAAP. Instead, the assets and liabilities of the securitization vehicles are recognized on the U.K. GAAP balance sheet, and credit provisions are established against the loans and advances. This GAAP adjustment existing at acquisition unwinds over the life of the securitization vehicles; and
•	certain costs which under U.K. GAAP, relate to either post-acquisition management decisions or certain decisions made prior to the acquisition are required to be expensed to the post-acquisition profit and loss account and cannot be capitalized as goodwill, or included within the fair value of the liabilities of the acquired entity.

Other – Includes adjustments related to suspension of interest accruals on nonperforming loans, capitalized software costs and other items.

•	Capitalized software costs
–	U.K. GAAP – HSBC generally expenses costs of software developed for internal use. If it can be shown that conditions for capitalization are met under FRS 10, “Goodwill and intangible assets,” or FRS 15, “Tangible fixed assets”, the software is capitalized and amortized over its useful life. Website design and content development costs are capitalized only to the extent that they lead to the creation of an enduring asset delivering benefits at least as great as the amount capitalized.
–	U.S. GAAP – The American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 98-1, “Accounting for the costs of computer software developed or obtained for internal use,” requires that all costs incurred in the preliminary project and post implementation stages of internal software development be expensed. Costs incurred in the application development stage must be capitalized and amortized over their estimated useful life. Website design costs are capitalized and website content development costs are expensed as they are incurred.

Goodwill amortization

U.K. GAAP

•	Goodwill arising on acquisitions of subsidiary undertakings, associates or joint ventures prior to 1998 was charged against reserves in the year of acquisition.
•	For acquisitions made on or after January 1, 1998, goodwill is included in the balance sheet and amortized over its estimated useful life on a straight-line basis. U.K. GAAP allows goodwill previously eliminated against reserves to be reinstated, but does not require it.
•	Goodwill included in the balance sheet is tested for impairment when necessary by comparing the recoverable amount of an entity with the carrying value of its net assets, including attributable goodwill. The recoverable amount of an entity is the higher of its value in use, generally the present value of the expected future cash flows from the entity, and its net realizable value.
•	At the date of disposal of subsidiaries, associates or joint ventures, any unamortized goodwill or goodwill charged directly against reserves is included in our share of the undertakings’ total net assets in the calculation of the gain or loss on disposal.
•	Where quoted securities are issued as part of the purchase consideration in an acquisition, the fair value of those securities for the purpose of determining the cost of acquisition is the market price at the date of completion.

U.S. GAAP

•	Goodwill acquired up to June 30, 2001 was capitalized and amortized over its useful life but not more than 25 years. The amortization of previously acquired goodwill ceased from December 31, 2001.
•	SFAS 142, “Goodwill and Other Intangible Assets” requires that goodwill should not be amortized but should be tested for impairment annually at the reporting unit level by applying a fair-value-based test.
•	The goodwill of a reporting unit should be tested for impairment between annual tests in response to events or changes in circumstance which could result in an impairment.
•	Where quoted securities are issued as part of the purchase consideration in an acquisition, the fair value of those securities for the purpose of determining the cost of acquisition is the average market price of the securities for a reasonable period before and after the date that the terms of the acquisition are agreed and announced.

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

Receivable Review

The following table summarizes owned receivables at September 30, 2004 and increases (decreases) over prior periods:

	September 30, 2004	Increases (decreases) from
		June 30, 2004		September 30, 2003
		$	%	$	%
	(dollars are in millions)
Real estate secured	$58,726	$2,693	4.8%	$5,957	11.3%
Auto finance	6,823	1,364	25.0	3,122	84.4
MasterCard(1)/Visa(1)	11,666	850	7.9	1,774	17.9
Private label	14,000	1,241	9.7	1,593	12.8
Personal non-credit card(2)	14,888	869	6.2	1,038	7.5
Commercial and other	334	(12)	(3.5)	(75)	(18.3)

Total owned receivables	$106,437	$7,005	7.0%	$13,409	14.4%

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.
(2)	Personal non-credit card receivables are comprised of the following:

	September 30, 2004	June 30, 2004	September 30, 2003
	(in millions)
Domestic personal non-credit card	$7,141	$6,492	$6,459
Union Plus personal non-credit card	510	576	755
Personal homeowner loans	3,535	3,408	3,735
Foreign personal non-credit card	3,702	3,543	2,901

Total personal non-credit card	$14,888	$14,019	$13,850

Receivable increases (decreases) since September 30, 2003  Driven by growth in our correspondent and branch businesses, real estate secured receivables increased over the year-ago period. Real estate secured receivable levels reflect sales to HSBC Bank USA of $.9 billion on March 31, 2004 and $2.8 billion on December 31, 2003, as well as HSBC Bank USA’s purchase of receivables directly from correspondents totaling $.7 billion in the third quarter of 2004 and $2.2 billion year-to-date, a portion of which we otherwise would have purchased. Growth in real estate secured receivables was supplemented by purchases from a single correspondent relationship which totaled $.6 billion in the third quarter of 2004 and $1.9 billion year-to-date. Real estate secured receivable levels in our branch-based consumer lending business continue to improve, as sales volumes remain higher than the year-ago period and we continue to emphasize real estate secured loans in our branches, including a near-prime mortgage product we introduced in 2003. The increases in the real estate secured receivable levels have been partially offset by run-off of the higher yielding real estate secured receivables, including second lien loans largely due to refinance activity. Auto finance receivables increased over the year-ago period due to newly originated loans acquired from our dealer network, strategic alliances established during 2003, increased growth in the consumer direct loan program and lower securitization levels. MasterCard and Visa receivables reflect organic growth especially in our subprime portfolios and lower securitization levels.

Growth in private label receivables reflects year to date portfolio acquisitions of $.5 billion, organic growth through existing merchants and lower securitization levels. Personal non-credit card receivables increased due to lower securitization levels and higher levels of foreign personal non-credit card receivables.

Receivable increases (decreases) since June 30, 2004  Both our correspondent and branch businesses reported growth in their real estate secured portfolios as discussed above. Growth in our private label portfolio reflects organic growth and lower securitization levels. Growth in our auto finance and personal non-credit card portfolios reflect lower levels of securitizations. Auto finance receivables also increased due to new originations from our dealer network and increased growth in the consumer direct loan program. Personal non-credit card receivables also experienced increased originations. During the third quarter, we began to increase availability of personal non-credit card loans as a result of an improving economy.

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statement of income.

Net interest income The following table summarizes net interest income:

Three months ended September 30			Increase (Decrease)
	2004	2003	Amount	%
	(dollars are in millions)
Finance and other interest income	$2,779	$2,571	$208	8.1%
Interest expense	744	557	187	33.6

Net interest income	$2,035	$2,014	$21	1.0%

Net interest income as a percent of average interest-earning assets, annualized	7.54%	8.39%

Nine months ended September 30			Increase (Decrease)
	2004	2003	Amount	%
	(dollars are in millions)
Finance and other interest income	$7,945	$7,616	$329	4.3%
Interest expense	2,021	2,027	(6)	(.3)

Net interest income	$5,924	$5,589	$335	6.0%

Net interest income as a percent of average interest-earning assets, annualized	7.67%	8.07%

The increase in dollars of net interest income during the quarter was due to higher average receivables, partially offset by lower yields on our receivables, particularly real estate secured and auto finance receivables, higher funding costs as a result of a rising interest rate environment and a reduced impact from purchase accounting fair value adjustments. The year-to-date increase was due to higher average receivables and lower funding costs, partially offset by lower yields and a reduced impact from purchase accounting fair value adjustments. The lower yields reflect reduced pricing, including higher levels of near prime receivables, as well as the run-off of higher yielding real estate secured receivables, including second lien loans largely due to refinance activity. We experienced a lower benefit from the amortization of purchase accounting fair value adjustments in both periods due to the continued decline in these balances. Our purchase accounting fair value adjustments include both amortization of fair value adjustments to our external debt obligations, including derivative financial instruments, and to our receivables. Amortization of purchase accounting fair value adjustments increased net interest income during the quarter by $136 million in 2004 and $235 million in 2003. For the nine month period, amortization of purchase accounting fair value adjustments increased net interest income by $470 million in 2004 and $509 million in 2003.

Net interest income as a percentage of average interest earning assets declined during both the quarter and year-to-date period. As discussed above, lower yields on our receivables drove the decreases in both periods. For the three-month period, higher funding costs due to a rising interest rate environment also contributed to the decrease. For the nine-month period, lower yields were partially offset by lower funding costs.

Our net interest income on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest income was $2,617 million in the three months ended September 30, 2004, down 4 percent from $2,729 million in the three months ended September 30, 2003. For the nine months ended September 30, 2004, managed basis net interest income was $7,910 million, up 2 percent from $7,751 million in the nine months ended September 30, 2003. Net interest income as a percent of average managed interest-earning assets, annualized, was 8.08 percent in the current quarter and 8.34 percent year-to-date, compared to 9.12 and 8.89 percent in the year-ago periods. As discussed above, the decreases were due to lower yields on our receivables, particularly in real estate secured and auto finance receivables and, in the three month period, higher funding costs resulting from a rising interest rate environment. For the nine month period, the lower yields and reduced benefit from amortization of purchase accounting fair value adjustments were partially offset by lower funding costs. Net interest income as a percent of receivables on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields.

Provision for credit losses  The following table summarizes provision for credit losses:

			Increase (Decrease)
	2004	2003	Amount	%
	(dollars are in millions)
Three months ended September 30	$1,123	$1,001	$122	12.2%
Nine months ended September 30	3,048	3,050	(2)	-

Our provision for credit losses increased during the quarter due to receivable growth, including lower securitization levels, which was partially offset by improved credit quality. Provision for credit losses was flat for the nine months ended September 30, 2004 compared to the year ago period as increased requirements due to receivable growth were offset by improving credit quality. The provision as a percent of average owned receivables, annualized, was 4.36 percent in the current quarter and 4.16 percent year-to-date, compared to 4.42 and 4.69 percent in the year-ago periods. We recorded provision for owned credit losses $154 million greater than net charge-offs in the third quarter of 2004 and $143 million year-to-date. During the third quarter of 2004, the provision for owned credit losses was greater than net charge-offs due to receivable growth, partially offset by continued improvement in asset quality. Net charge-off dollars for the nine-month period ended September 30, 2004 increased compared to the prior year period as higher delinquencies in the prior year due to adverse economic conditions migrated to charge-off. In 2003, we recorded provision for owned credit losses greater than net charge-offs of $102 million during the third quarter and $346 million year-to-date. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See Note 4, “Credit Loss Reserves” to the accompanying consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues  The following table summarizes other revenues:

			Increase (Decrease)
Three months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Securitization revenue	$267	$387	$(120)	(31.0)%
Insurance revenue	203	193	10	5.2
Investment income	36	37	(1)	(2.7)
Fee income	302	266	36	13.5
Other income	161	68	93	100.0+

Total other revenues	$969	$951	$18	1.9%

			Increase (Decrease)
Nine months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Securitization revenue	$881	$1,114	$(233)	(20.9)%
Insurance revenue	618	553	65	11.8
Investment income	107	151	(44)	(29.1)
Fee income	808	783	25	3.2
Other income	650	484	166	34.3

Total other revenues	$3,064	$3,085	$(21)	(0.7)%

Securitization revenue is the result of the securitization of our receivables and includes the following:

			Increase (Decrease)
Three months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Net initial gains(1)	$-	$25	$(25)	(100.0)%
Net replenishment gains(1)	112	138	(26)	(18.8)
Servicing revenue and excess spread	155	224	(69)	(30.8)

Total	$267	$387	$(120)	(31.0)%

			Increase (Decrease)
Nine months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Net initial gains(1)	$25	$92	$(67)	(72.8)%
Net replenishment gains(1)	344	410	(66)	(16.1)
Servicing revenue and excess spread	512	612	(100)	(16.3)

Total	$881	$1,114	$(233)	(20.9)%

(1)	Net of our estimate of probable credit losses under the recourse provisions

The decreases in securitization revenue were due to decreases in the level and product mix of receivables securitized during 2004, including the impact of higher run-off due to shorter expected lives as a result of our decision to structure all new collateralized funding transactions as secured financings beginning in the third quarter of 2004. However, because existing public private label and MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables of each of these asset types will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is expected to occur in 2007. In addition, we will continue to replenish at reduced levels, certain non-public personal non-credit card and

MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity and the reduction of sales under replenishment agreements reduces our reported net income under U.S. GAAP. There is no impact, however, on cash received from operations or on U.K. GAAP reported results.

Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, decreased $122 million in the current quarter and $414 million year-to-date, compared to decreases of $80 million in the third quarter of 2003 and $314 million for the year-to-date period as securitized receivables decreased.

Insurance revenue increased in both periods, due primarily to increased sales in our U.K. business.

Investment income, which includes income on securities available for sale in our insurance business as well as realized gains and losses from the sale of securities, was flat compared to the prior year quarter as decreases in income due to lower yields were substantially offset by higher gains from security sales during the quarter. The decrease in investment income for the nine month period was due to lower yields, lower gains from security sales and the amortization of purchase accounting adjustments.

Fee income, which includes revenues from fee-based products such as credit cards, increased in both periods due to higher credit card fees. For the nine month period, higher credit card fees were partially offset by higher payments to merchant partners as a result of portfolio acquisitions in our retail services business. See “Segment Results – Managed Basis” herein for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, increased in both periods due to higher revenues from our mortgage operations. The increase in the three month period also reflects higher enhancement services income and higher gains on miscellaneous asset sales. The increase in the nine-month period also reflects higher revenues from our tax refund lending business which was primarily due to lower funding costs as a result of the HSBC merger.

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

The following table summarizes total costs and expenses:

			Increase (Decrease)
Three months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$472	$493	$(21)	4.3%
Sales incentives	91	77	14	18.2
Occupancy and equipment expenses	77	95	(18)	(18.9)
Other marketing expenses	174	128	46	35.9
Other servicing and administrative expenses	235	282	(47)	(16.7)
Support services from HSBC affiliates	183	-	183	100.0
Amortization of intangibles	83	82	1	1.2
Policyholders’ benefits	93	95	(2)	(2.1)

Total costs and expenses	$1,408	$1,252	$156	12.5%

			Increase (Decrease)
Nine months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$1,415	$1,490	$(75)	(5.0)%
Sales incentives	260	199	61	30.7
Occupancy and equipment expenses	237	297	(60)	(20.2)
Other marketing expenses	437	407	30	7.4
Other servicing and administrative expenses	659	869	(210)	(24.2)
Support services from HSBC affiliates	556	-	556	100.0
Amortization of intangibles	278	175	103	58.9
Policyholders’ benefits	299	287	12	4.2
HSBC acquisition related costs incurred by Household	-	198	(198)	(100.0)

Total costs and expenses	$4,141	$3,922	$219	5.6%

Salaries and employee benefits decreased primarily due to the transfer of our technology personnel to HTSU. Excluding this change, salaries and fringe benefits increased $40 million for the quarter and $99 million year-to-date as a result of additional staffing, primarily in our consumer lending, mortgage services and international businesses to support growth and in our compliance functions. For the nine month period, these increases were partially offset by decreases in employee benefit expenses as a result of non-recurring expenses incurred in the first quarter of 2003 in conjunction with the merger.

Sales incentives increased in both periods reflecting higher volumes in our branches. The year-to-date increase also reflects increases in our mortgage services business.

Occupancy and equipment expenses decreased in both periods primarily due to the formation of HTSU as discussed above.

Other marketing expenses increased in both periods primarily due to increased credit card marketing, largely due to changes in marketing responsibilities associated with the General Motors (“GM”) co-branded credit card which will result in higher marketing expense for the GM Card® in the future.

Other servicing and administrative expenses decreased primarily due to the transfer of certain item processing and statement processing services to HTSU. The decreases were partially offset by higher systems costs due to growth, higher insurance commissions and higher legal costs from the settlement of claims.

Support services from HSBC affiliates primarily include technology and other services charged to us by HTSU.

Amortization of intangibles was essentially flat during the quarter. The increase in the nine month period reflects higher amortization of intangibles established in conjunction with the HSBC merger.

Policyholders’ benefits essentially remained flat in the third quarter. Increases in policyholder benefits for the nine month period resulted from higher sales in our U.K. business and higher amortization of fair value adjustments relating to our insurance business, partially offset by lower expenses in our domestic business.

HSBC acquisition related costs incurred by Household in the first quarter of 2003 include payments to executives under existing employment contracts and investment banking, legal and other costs relating to our acquisition by HSBC.

The following table summarizes our owned basis efficiency ratio:

	2004	2003
Three months ended September 30	45.2%	40.3%
Nine months ended September 30:
GAAP Basis	44.2	43.3
Excluding HSBC acquisition related costs(1)	44.2	41.0

(1)	Represents a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of our operating efficiency ratio to our owned basis GAAP efficiency ratio.

The increase in the efficiency ratios for the three and nine month periods ended September 30, 2004 was largely attributable to an increase in operating expenses as discussed above. The year-to-date period also reflects higher intangible amortization. Also contributing to the increase was lower securitization revenue and lower net interest income as a percentage of average interest earning assets as compared with the prior year periods.

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

Consumer Segment  The following table summarizes results for our Consumer segment:

			Increase (Decrease)
Three months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Net income	$294	$287	$7	2.4%
Net interest income	1,956	1,875	81	4.3
Securitization revenue	(547)	(42)	(505)	(100.0 +)
Fee and other income	187	153	34	22.2
Intersegment revenues	26	27	(1)	(3.7)
Provision for credit losses	506	920	(414)	(45.0)
Total costs and expenses	619	606	13	2.1
Receivables	95,946	87,739	8,207	9.4
Assets	98,099	90,108	7,991	8.9
Net interest income as a percent of average interest-earning assets, annualized	8.20%	8.65%	-	-
Return on average managed assets	1.22	1.30	-	-

			Increase (Decrease)
Nine months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Net income	$855	$679	$176	25.9%
Net interest income	5,735	5,417	318	5.9
Securitization revenue	(1,089)	12	(1,101)	(100.0 +)
Fee and other income	516	467	49	10.5
Intersegment revenues	74	82	(8)	(9.8)
Provision for credit losses	1,905	3,042	(1,137)	(37.4)
Total costs and expenses	1,892	1,765	127	7.2
Net interest income as a percent of average interest-earning assets, annualized	8.33%	8.63%	-	-
Return on average managed assets	1.22	1.06	-	-

Our Consumer segment reported higher net income in both periods. Increases in net interest income as well as fee and other income and decreases in provision for credit losses were partially offset by higher operating expenses and substantially lower securitization revenue. Net interest income increased primarily due to higher receivable levels. Net interest income as a percent of average interest-earning assets, however, decreased primarily due to lower yields on real estate secured and auto finance receivables as a result of reduced pricing and higher levels of near-prime receivables, as well as the run-off of higher yielding real estate secured receivables, including second lien loans largely due to refinance activity. For the three month period, increased cost of funds due to a rising interest rate environment also contributed to the decrease. Our auto finance business reported lower net interest income as a percent of average interest-earning assets as we have targeted lower yielding but higher credit quality customers. Securitization revenue decreased in both periods as a result of a significant decline in receivables securitized, including the impact of higher run-off due to shorter expected lives, as a result of our decision to structure all new collateralized funding transactions as secured financings beginning in the third quarter of 2004. Initial securitization levels were lower in the first nine months of 2004 as we used funding from HSBC, including proceeds from receivable sales, to assist in the funding of our operations. Operating expenses increased as the result of additional operating costs to support the increased receivable levels including higher salaries and sales incentives.

During the nine months ended September 30, 2004, we experienced improved credit quality. Our managed basis provision for credit losses, which includes both provision for owned basis receivables and over-the-life provision for receivables serviced with limited recourse, decreased in both the quarter and year-to-date periods as a result of improving credit quality and changes in securitization levels. Partially offsetting the decrease in managed loss provision was an increase in estimated losses on securitized receivables at auto finance in both periods. We have experienced higher dollars of net charge-offs in our owned portfolio during the first nine months of 2004 as a result of higher delinquency levels in prior quarters and higher levels of owned receivables. However, our overall owned provision for credit losses was lower than net charge-offs because charge-offs are a lagging indicator of credit quality. Over-the-life provisions for credit losses for securitized receivables recorded in any given period reflect the level and product mix of securitizations in that period. Subsequent charge-offs of such receivables result in a decrease in the over-the-life reserves without any corresponding increase to managed loss provision. The combination of these factors, including changes in securitization levels, resulted in a decrease in managed loss reserves as net charge-offs were greater than the provision for credit losses by $414 million for the quarter and $895 million year-to-date. For 2003, we increased managed loss reserves by recording loss provision greater than net charge-offs of $23 million for the quarter and $394 million year-to-date.

Managed receivables increased 4 percent compared to $92.2 billion at June 30, 2004. Growth during the quarter was driven by higher real estate secured receivables in both our correspondent and branch-based consumer lending businesses which was partially offset by $.7 billion of correspondent receivables purchased directly by HSBC Bank USA (a portion of which we otherwise would have purchased). Growth in our correspondent business was supplemented by purchases from a single correspondent relationship which totaled $.6 billion in the quarter. We also experienced solid growth in auto finance receivables though our dealer network as well as in private label receivables. Personal non-credit card receivables also experienced growth as we began to increase availability of the product as a result of an improving economy.

Compared to September 30, 2003, managed receivables increased 9 percent. Receivable growth was strongest in our real estate secured portfolio. Real estate secured receivable levels reflect sales to HSBC Bank USA totaling $3.7 billion and $2.2 billion of correspondent receivables purchased directly by HSBC Bank USA, a portion of which we otherwise would have purchased. Real estate growth also benefited from purchases associated with a single correspondent relationship which totaled $1.9 billion year-to-date. Our auto finance portfolio also reported strong growth as a result of newly originated loans acquired from our dealer network and strategic alliances established during 2003. Increases in private label receivables were the result of portfolio acquisitions as well as organic growth.

The decrease in return on average managed assets (“ROMA”) for the quarter reflects a higher rate of increase in average managed assets than in net income as discussed above. For the year-to-date period, the increase in ROMA reflects higher income as discussed above.

Credit Card Services Segment  The following table summarizes results for our Credit Card Services segment.

			Increase (Decrease)
Three months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Net income	$134	$144	$(10)	(6.9)%
Net interest income	519	490	29	5.9
Securitization revenue	(77)	11	(88)	(100.0 +)
Fee and other income	460	392	68	17.3
Intersegment revenues	6	6	-	-
Provision for credit losses	364	400	(36)	(9.0)
Total costs and expenses	328	268	60	22.4
Receivables	18,509	18,285	224	1.2
Assets	20,620	20,826	(206)	(1.0)
Net interest income as a percent of average interest-earning assets, annualized	10.24%	10.00%	-	-
Return on average managed assets	2.60	2.85	-	-

			Increase (Decrease)
Nine months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Net income	$391	$366	$25	6.8%
Net interest income	1,561	1,441	120	8.3
Securitization revenue	(222)	4	(226)	(100.0 +)
Fee and other income	1,271	1,116	155	13.9
Intersegment revenues	20	22	(2)	(9.1)
Provision for credit losses	1,105	1,175	(70)	(6.0)
Total costs and expenses	890	806	84	10.4
Net interest income as a percent of average interest-earning assets, annualized	10.10%	9.87%	-	-
Return on average managed assets	2.50	2.42	-	-

Our Credit Card Services segment reported lower net income during the quarter but higher net income year-to-date. The decrease in net income during the quarter was due to the impact of lower securitization levels and higher operating expenses, particularly marketing expenses, partially offset by increases in net interest income and fee and other income and lower credit loss provision. The trends in net interest income, fee and other income, securitization revenue, credit loss provision and operating expenses were consistent in both the quarter and the year-to-date periods. Net income and ROMA for the year-to-date period, however, were higher than in the year ago period but lower for the quarter. This is because the decreases in the level of receivables securitized, coupled with the increased marketing expense were more significant in the quarter than in the year-to-date period. Increases in net interest income as well as fee and other income in both periods resulted from higher receivable levels and product mix, with the increase in net interest income partially offset in the quarter by higher cost of funds due to a rising interest rate environment. Provision for credit losses also decreased in both periods as a result of improving credit quality and changes in securitization levels. We increased managed loss reserves for the quarter by recording loss provision greater than net charge-offs of $15 million and we decreased managed loss reserves year-to-date by recording loss provision less than net charge-offs of $6 million. For 2003, we increased managed loss reserves by recording loss provision greater than net charge-offs of $43 million for the quarter and $98 million year-to-date. Securitization revenue declined in both periods as a result of a decline in receivables securitized, including higher run-off due to shorter expected lives.

Managed receivables of $18.5 billion increased .8 percent compared to $18.4 billion at June 30, 2004. The increase during the quarter was due to growth in our subprime and internally branded prime portfolios which was substantially offset by the continued decline in certain old acquired portfolios. Although our subprime receivables tend to have smaller balances, they generate higher returns. Compared to September 30, 2003, managed receivables increased 1.2 percent. Receivables growth was largely attributable to organic growth in our subprime portfolios which was partially offset by the continued decline in these old acquired portfolios.

International Segment  The following table summarizes results for our International segment:

			Increase (Decrease)
Three months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Net income	$18	$42	$(24)	(57.1)%
Net interest income	185	190	(5)	(2.6)
Securitization revenue	(87)	2	(89)	(100.0 +)
Fee and other income	130	98	32	32.7
Intersegment revenues	4	3	1	33.3
Provision for credit losses	19	101	(82)	(81.2)
Total costs and expenses	181	128	53	41.4
Receivables	11,833	10,180	1,653	16.2
Assets	12,770	11,053	1,717	15.5
Net interest income as a percent of average interest-earning assets, annualized	6.29%	7.45%	-	-
Return on average managed assets	.57	1.54	-	-

			Increase (Decrease)
Nine months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Net income	$80	$116	$(36)	(31.0)%
Net interest income	583	549	34	6.2
Securitization revenue	(92)	13	(105)	(100.0 +)
Fee and other income	369	276	93	33.7
Intersegment revenues	10	9	1	11.1
Provision for credit losses	207	271	(64)	(23.6)
Total costs and expenses	527	394	133	33.8
Net interest income as a percent of average interest-earning assets, annualized	6.76%	7.37%	-	-
Return on average managed assets	.86	1.46	-	-

Our International segment reported lower net income in both periods. The decrease in net income reflects higher operating expenses and lower securitization revenue partially offset by increased fee and other income, lower provision for credit losses and, for the nine month period, higher net interest income. Applying constant currency rates, which uses the average rate of exchange for the 2003 period to translate current period net income, net income would have been lower by $2 million in the current quarter and $7 million year-to-date. Net interest income decreased during the quarter as increases in net interest income due to higher receivable levels were more than offset by higher cost of funds due to a rising interest rate environment. Net interest income increased during the nine month period due to higher receivable levels partially offset by higher cost of funds. Net interest income as a percent of average interest-earning assets, annualized, decreased in both periods due to lower pricing, run-off of higher yielding receivables, the mix of personal non-credit card receivables and a higher cost of funds. Securitization revenue declined as a result of lower levels of securitized receivables. Fee and other income increased primarily due to higher insurance revenues. Provision for credit losses decreased due to reduced securitization levels, partially offset by a higher provision for credit losses on owned receivables due to receivable growth. We decreased managed loss reserves by recording loss provision less than net charge-offs of $74 million for the quarter and $52 million year-to-date. For 2003, we increased managed loss reserves by recording loss provision greater than net charge-offs of $26 million for the quarter and $56 million year-to-date. Total costs and expenses increased primarily due to higher salary expenses to support receivable activity and higher policyholder benefits, which resulted from increased insurance sales volumes.

Managed receivables increased 4 percent compared to $11.4 billion at June 30, 2004 primarily due to growth in our private label and personal non-credit card portfolios. Compared to September 30, 2003, managed receivables increased 16 percent due to strong growth in our real estate secured and personal non-credit card portfolios since September 30, 2003 partially offset by a decline in our MasterCard/Visa portfolio. Applying constant currency rates, managed receivables at September 30, 2004 would have been $.1 billion lower using June 30, 2004 exchange rates and $.9 billion lower using September 30, 2003 exchange rates.

The decrease in ROMA reflects lower net income as discussed above.

Reconciliation of Managed Basis Segment Results  Income statement information included in the table for the nine months ended September 30, 2003 combines January 1 through March 28, 2003 (the “predecessor period”) and March 29 to September 30, 2003 (the “successor period”) in order to present “combined” financial results for the nine months ended September 30, 2003. Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. As a result, managed and owned basis consolidated totals for the nine months ended September 30, 2003 include combined information from both the “successor” and “predecessor” periods which impacts comparability to the current period.

Reconciliations of our managed basis segment results to managed basis and owned basis consolidated totals are as follows:

	Consumer	Credit Card Services	Inter- national	All Other	Adjustments/ Reconciling Items		Managed Basis Consolidated Totals	Securitization Adjustments		Owned Basis Consolidated Totals
	(in millions)
Three months ended September 30, 2004
Net interest income	$1,956	$519	$185	$(43)	$-		$2,617	$(582	)(5)	$2,035
Securitization revenue	(547)	(77)	(87)	(31)	-		(742)	1,009	(5)	267
Fee and other income	187	460	130	155	(35	)(2)	897	(195	)(5)	702
Intersegment revenues	26	6	4	(1)	(35	)(2)	-	-		-
Provision for credit losses	506	364	19	1	1	(3)	891	232	(5)	1,123
Total costs and expenses	619	328	181	280	-		1,408	-		1,408
Net income	294	134	18	(101)	(23)		322	-		322
Receivables	95,946	18,509	11,833	324	-		126,612	(20,175	)(6)	106,437
Assets	98,099	20,620	12,770	25,062	(8,616	)(4)	147,935	(20,175	)(6)	127,760

Three months ended September 30, 2003
Net interest income	$1,875	$490	$190	$174	$-		$2,729	$(715	)(5)	$2,014
Securitization revenue	(42)	11	2	(71)	-		(100)	487	(5)	387
Fee and other income	153	392	98	149	(36	)(2)	756	(192	)(5)	564
Intersegment revenues	27	6	3	-	(36	)(2)	-	-		-
Provision for credit losses	920	400	101	(2)	2	(3)	1,421	(420	)(5)	1,001
Total costs and expenses	606	268	128	250	-		1,252	-		1,252
Net income	287	144	42	23	(24)		472	-		472
Receivables	87,739	18,285	10,180	933	-		117,137	(24,109	)(6)	93,028
Assets	90,108	20,826	11,053	25,405	(8,764	)(4)	138,628	(24,109	)(6)	114,519

Nine months ended September 30, 2004
Net interest income	$5,735	$1,561	$583	$31	$-		$7,910	$(1,986	)(5)	$5,924
Securitization revenue	(1,089)	(222)	(92)	(124)	-		(1,527)	2,408	(5)	881
Fee and other income	516	1,271	369	719	(101	)(2)	2,774	(591	)(5)	2,183
Intersegment revenues	74	20	10	(3)	(101	)(2)	-	-		-
Provision for credit losses	1,905	1,105	207	(1)	1	(3)	3,217	(169	)(5)	3,048
Total costs and expenses	1,892	890	527	832	-		4,141	-		4,141
Net income	855	391	80	(62)	(66)		1,198	-		1,198

Nine months ended September 30, 2003
Net interest income	$5,417	$1,441	$549	$344	$-		$7,751	$(2,162	)(5)	$5,589
Securitization revenue	12	4	13	(147)	-		(118)	1,232		1,114
Fee and other income	467	1,116	276	738	(112)		2,485	(514)		1,971
Intersegment revenues	82	22	9	(1)	(112	)(2)	-	-		-
Provision for credit losses	3,042	1,175	271	-	6	(3)	4,494	(1,444	)(5)	3,050
Total costs and expenses	1,765	806	394	957	-		3,922	-		3,922
HSBC acquisition related costs incurred by Household	-	-	-	198	-		198	-		198
Net income	679	366	116	5	(75)		1,091	-		1,091
Operating net income(1)	679	366	116	172	(75)		1,258	-		1,258

(1)	This non-GAAP financial measure is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. Operating net income excludes $167.3 million (after-tax) of HSBC acquisition related costs and other merger related items incurred by Household in 2003. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures.
(2)	Eliminates intersegment revenues.
(3)	Eliminates bad debt recovery sales between operating segments.
(4)	Eliminates investments in subsidiaries and intercompany borrowings.
(5)	Reclassifies net interest margin, fee income and provision for credit losses relating to securitized receivables to other revenues.
(6)	Represents receivables serviced with limited recourse.

Credit Quality

Subject to receipt of regulatory approvals, we intend to transfer our domestic private label credit card portfolio to HSBC Bank USA in 2004. Contingent upon receiving regulatory approval for this asset transfer, we will adopt charge-off and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the FFIEC for our entire domestic private label and MasterCard and Visa portfolios. See “Executive Overview” for further discussion.

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

The following table summarizes owned basis credit losses:

	September 30, 2004	June 30, 2004	September 30, 2003
	(dollars are in millions)
Owned credit loss reserves	$3,953	$3,795	$3,779
Reserves as a percent of:
Receivables	3.71%	3.82%	4.06%
Net charge-offs(1)	102.0	98.2	105.1
Nonperforming loans	104.1	103.0	92.6

(1)	Quarter-to-date, annualized

During the quarter ended September 30, 2004, credit loss reserves increased as the provision for owned credit losses was $154 million greater than net charge-offs reflecting growth in our loan portfolio, partially offset by improved asset quality. In the quarter ended September 30, 2003, provision for owned credit losses was $102 million greater than net charge-offs. Reserve levels at September 30, 2004 reflect the factors discussed above.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table summarizes managed credit loss reserves:

	September 30, 2004	June 30, 2004	September 30, 2003
	(dollars are in millions)
Managed credit loss reserves	$5,199	$5,699	$5,733
Reserves as a percent of:
Receivables	4.11%	4.66%	4.89%
Net charge-offs(1)	95.4	104.2	107.4
Nonperforming loans	111.1	122.8	111.7

(1)	Quarter-to-date, annualized

During the quarter ended September 30, 2004, managed credit loss reserves decreased as a result of changes in securitization levels.

See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of the non-GAAP financial measures to the comparable GAAP basis financial measure.

Delinquency – Owned Basis

The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	September 30, 2004	June 30, 2004	September 30, 2003
Real estate secured	3.27%	3.39%	4.20%
Auto finance	1.81	2.12	2.14
MasterCard/Visa	5.84	5.83	5.99
Private label	4.72	5.00	5.59
Personal non-credit card	8.83	8.92	9.96

Total	4.43%	4.57%	5.36%

Total owned delinquency decreased 14 basis points compared to the prior quarter. This decrease is consistent with improvements in early delinquency roll rate trends we began to experience in the fourth quarter of 2003 as a result of improvements in the economy and better underwriting, including both improved modeling and improved credit quality of originations. The overall decrease in our real estate secured portfolio reflects receivable growth and improved collection efforts which were partially offset by the seasoning and maturation of the portfolio. The decrease in auto finance delinquencies reflects the impact of tightened underwriting, higher receivable levels and lower securitization levels. Auto finance delinquency in June 2004 was also adversely impacted by changes in collections operations. The decrease in private label delinquency reflects receivable growth as well as improved underwriting, collections and credit models. The decrease in personal non-credit card delinquency reflects the positive impact of receivable growth as well as improved collection efforts.

Compared to a year ago, total delinquency decreased 93 basis points as all products reported lower delinquency levels. The improvements are generally the result of improvements in the economy and better underwriting.

Net Charge-offs of Consumer Receivables – Owned Basis

The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables):

	September 30, 2004	June 30, 2004	September 30, 2003
Real estate secured	1.19%	1.04%	.91%
Auto finance	3.66	3.05	4.62
MasterCard/Visa	8.50	9.91	8.61
Private label	4.79	5.06	5.35
Personal non-credit card	9.50	10.59	10.55

Total	3.77%	4.02%	3.98%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	1.31%	1.47%	1.35%

Net charge-offs decreased 25 basis points compared to the quarter ended June 30, 2004 as the lower delinquency levels we have been experiencing due to an improving economy are having an impact on charge-offs. Our real estate secured portfolio experienced an increase in net charge-offs during the third quarter reflecting lower estimates of net realizable value as a result of process changes to better estimate property values at the time of foreclosure which has resulted in an increase in real estate net charge-offs compared to the previous quarter. The increase in auto finance net charge-offs reflects the impact of higher delinquency levels in the second quarter which have progressed to charge-off. The decrease in MasterCard/Visa reflects the impact of higher net charge-offs in the second quarter due to seasonality. In addition to economic conditions, the decrease in net charge-offs in personal non-credit card is a result of improved credit quality and portfolio stabilization.

Total net charge-offs for the current quarter decreased from September 2003 net charge-offs levels due to an improving economy and a decrease in the percentage of the portfolio comprised of personal non-credit card receivables, which have a higher net charge-off rate than other products in our portfolio. In addition, auto finance, MasterCard and Visa, private label and personal non-credit card reported lower net charge-off levels generally as a result of receivable growth, improved collections and better underwriting, including both improved modeling and improved credit quality of originations. The decrease in auto finance net charge-offs also reflects the decision to target lower yielding but higher credit quality customers as well as improved used auto prices which resulted in lower loss severities. The increase in our real estate secured portfolio reflects lower estimates of net realizable value at the time of foreclosure.

Owned Nonperforming Assets

	September 30, 2004	June 30, 2004	September 30, 2003
	(dollars are in millions)
Nonaccrual receivables	$2,891	$2,833	$3,197
Accruing consumer receivables 90 or more days delinquent	905	850	883
Renegotiated commercial loans	1	1	2

Total nonperforming receivables	3,797	3,684	4,082
Real estate owned	601	624	543

Total nonperforming assets	$4,398	$4,308	$4,625

Credit loss reserves as a percent of nonperforming receivables	104.1%	103.0%	92.6%

Compared to June 30, 2004, the increase in nonaccrual receivables and total nonperforming assets is primarily attributable to an increase in our real estate secured portfolio due to growth. Compared to September 30, 2003, the decrease in nonaccrual receivables and total nonperforming assets is primarily due to improved credit quality and collection efforts partially offset by growth. Accruing consumer receivables 90 or more days delinquent includes domestic MasterCard and Visa and private label credit card receivables, consistent with industry practice.

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

The tables below summarize approximate restructuring statistics in our managed basis domestic portfolio. We report our restructuring statistics on a managed basis only because the receivables that we securitize are subject to underwriting standards comparable to our owned portfolio, are serviced and collected without regard to ownership and result in a similar credit loss exposure for us. As previously reported, in prior periods we used certain assumptions and estimates to compile our restructure statistics. We also stated that we continue to enhance our ability to capture and segment restructure data across all business units. In the tables that follow, the restructure statistics presented for June 30, 2004 and September 30, 2004 have been compiled using enhanced systemic counters and refined assumptions and estimates. As a result of the systems enhancements, for June 30, 2004 and subsequent periods we exclude from our reported statistics loans that had been reported as contractually delinquent that have been reset to a current status because we have determined that the loan should not have been considered delinquent (e.g., payment application processing errors). Statistics reported for all periods prior to June 30, 2004 include such loans. When comparing restructuring statistics from different periods, the fact that our restructure policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies have been enhanced, should be taken into account. Further, to the best of our knowledge, most of our competitors do not disclose account restructuring, reaging, loan rewriting, forbearance, modification, deferment or extended payment information comparable to the information we have disclosed, and the lack of such disclosure by other lenders may limit the ability to draw meaningful conclusions about our business based solely on data or information regarding account restructuring statistics or policies.

	September 30, 2004	June 30, 2004	September 30, 2003
	(dollars are in millions)
Total Restructured by Restructure Period – Domestic Portfolio(1)
(Managed Basis)
Never restructured	86.5%	86.1%	84.2%
Restructured:
Restructured in the last 6 months	4.8	4.8	7.3
Restructured in the last 7–12 months	3.6	4.0	3.5
Previously restructured beyond 12 months	5.1	5.1	5.0

Total ever restructured(2)	13.5	13.9	15.8

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1)
(Managed Basis)
Real estate secured	$8,895	$8,885	$9,531
Auto finance	1,420	1,304	1,269
MasterCard/Visa	628	639	578
Private label	756	830	1,091
Personal non-credit card	3,688	3,727	4,136

Total	$15,387	$15,385	$16,605

(As a percent of managed receivables)
Real estate secured	15.8%	16.5%	18.7%
Auto finance	14.4	14.0	15.1
MasterCard/Visa	3.5	3.6	3.3
Private label	5.0	5.6	7.7
Personal non-credit card	24.3	25.0	26.7

Total(2)	13.5%	13.9%	15.8%

(1)	Excludes foreign businesses, commercial and other.
(2)	Total including foreign businesses was 12.6 percent at September 30, 2004, 13.0 percent at June 30, 2004, and 14.9 percent at September 30, 2003.

The amount of domestic and foreign managed receivables in forbearance, modification, rewrites or other account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.5 billion or .4 percent of managed receivables at September 30, 2004, $.5 billion or .4 percent of managed receivables at June 30, 2004 and $1.1 billion or .9 percent of managed receivables at September 30, 2003. For periods prior to June 30, 2004, all credit card approved consumer credit counseling accommodations are included in the reported statistics. As a result of our systems enhancements, we are now able to segregate which credit card approved consumer credit counseling accommodations included resetting the contractual delinquency status to current after January 1, 2003. Such accounts are included in the September 30, 2004 and June 30, 2004 restructure statistics in the table above. Credit card credit counseling accommodations that did not include resetting contractual delinquency status are not reported in the table above or the September 30, 2004 and June 30, 2004 statistics in this paragraph.

Liquidity and Capital Resources

The funding synergies resulting from our merger with HSBC have allowed us to reduce our reliance on traditional sources to fund our growth. We continue to focus on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. As discussed below, we decreased third-party debt and initial securitization funding during the nine months ended September 30, 2004 as we used proceeds from the sale of real estate secured receivables to HSBC Bank USA, debt issued to affiliates and additional secured financings to assist in the funding of our businesses.

Because we are now a subsidiary of HSBC, our credit spreads relative to Treasuries have tightened. We recognized cash funding expense savings, primarily as a result of these tightened credit spreads and lower costs due to shortening the maturity of our liabilities primarily through increased issuance of commercial paper, in excess of $235 million during the nine months ended September 30, 2004 and less than $70 million for the prior-year period compared to the funding costs we would have incurred using average spreads during the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years. The portion of these savings to be realized by Household will depend in large part upon the amount and timing of the proposed domestic private label credit card portfolio transfer to HSBC Bank USA and other initiatives between Household and HSBC subsidiaries.

Securities totaled $6.9 billion at September 30, 2004 and $11.1 billion at December 31, 2003. Included in the September 30, 2004 balance was $2.6 billion dedicated to our credit card bank and $3.2 billion held by our insurance subsidiaries. Included in the December 31, 2003 balance was $2.4 billion dedicated to our credit card bank and $3.1 billion held by our insurance subsidiaries. Our securities balance at December 31, 2003 was unusually high as a result of the cash received from the $2.8 billion real estate secured loan sale to HSBC Bank USA on December 31, 2003 as well as excess liquidity.

Commercial paper, bank and other borrowings totaled $14.5 billion at September 30, 2004 and $9.1 billion at December 31, 2003. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $3.7 billion at September 30, 2004 and $2.8 billion at December 31, 2003. Commercial paper, bank and other borrowings increased significantly during the third quarter of 2004 to help give us greater flexibility in managing liquidity surrounding the contemplated private label credit card sale to HSBC Bank USA.

Debt due to affiliates and other HSBC related funding are summarized in the following table:

	September 30, 2004	December 31, 2003
	(in billions)
Debt issued to HSBC subsidiaries:
Domestic short-term borrowings	$-	$2.6
Drawings on bank lines in the U.K.	6.3	3.4
Term debt	5.4	1.3
Preferred securities issued by Household Capital Trust VIII	.3	.3

Total debt issued to HSBC subsidiaries	12.0	7.6

Debt issued to HSBC clients:
Euro commercial paper	3.7	2.8
Term debt	.7	.4

Total debt issued to HSBC clients	4.4	3.2
Preferred stock issued to HNAH (issued to HSBC at December 31, 2003)	1.1	1.1
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	2.8
Direct purchases from correspondents (cumulative)	2.2	-
Run-off of real estate secured receivable activity with HSBC Bank USA	(1.0)	-

Total real estate secured receivable activity with HSBC Bank USA	4.9	2.8

Total HSBC related funding	$22.4	$14.7

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

As of September 30, 2004, we had revolving credit facilities with HSBC of $2.5 billion domestically and $7.5 billion in the U.K. There have been no draws on the domestic line. We also had derivative contracts with a notional value of $59.2 billion, or approximately 87 percent of total derivative contracts, outstanding with HSBC affiliates. In July 2004, a $4.0 billion credit facility was provided by an HSBC affiliate in Geneva to allow temporary increases in commercial paper issuance to help give greater flexibility in managing liquidity surrounding the contemplated private label credit card sale to HSBC Bank USA.

Senior and senior subordinated debt (with original maturities over one year) decreased to $78.5 billion at September 30, 2004 from $79.5 billion at December 31, 2003. Significant issuances during the nine months ended September 30, 2004 included the following:

•	$4.2 billion of domestic and foreign medium-term notes
•	$1.8 billion of foreign currency-denominated bonds (including $243 million which was issued to customers of HSBC)
•	$1.2 billion of InterNotes(SM) (retail-oriented medium-term notes)
•	$1.3 billion of global debt
•	$4.0 billion of securities backed by home equity and auto finance loans. For accounting purposes, these transactions were structured as secured financings.

Selected capital ratios are summarized in the following table:

	September 30, 2004	December 31, 2003
TETMA(1)	7.20%	7.08%
TETMA + Owned Reserves(1)	10.12	9.94
Tangible common equity to tangible managed assets(1)	5.25	5.08
Common and preferred equity to owned assets	14.10	14.82
Excluding purchase accounting adjustments:
TETMA(1)	8.85	8.89
TETMA + Owned Reserves(1)	11.77	11.76
Tangible common equity to tangible managed assets(1)	6.92	6.93

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-GAAP financial ratios that are used by Household management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

In April 2004, Fitch Ratings revised our Rating Outlook to Positive from Stable and raised our Support Rating to “1” from “2”. In addition, in July 2004 Fitch Ratings raised our Senior Debt Rating to “A+” from “A” and raised our Senior Subordinated Debt Rating and our Preferred Stock Rating to “A “ from “A-”. We are committed to maintaining at least a mid-single “A” rating and as part of that effort will continue to review appropriate capital levels with our rating agencies.

On September 8, 2004, we declared a $850 million common stock dividend to our immediate parent, HSBC Investments (North America) Inc. (“HINO”), which was paid on September 30, 2004. In October 2004, we paid an accrued dividend of $108 million on our preferred stock to HNAH.

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

In a secured financing, a designated pool of receivables are conveyed to a wholly owned limited purpose subsidiary which in turn transfers the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. We do not recognize a gain in a secured financing transaction. Because the receivables and the debt remain on our balance sheet, revenues and expenses are reported consistently with our owned balance sheet portfolio. Using this source of funding results in similar cash flows as issuing debt through alternative funding sources.

Under U.K. GAAP as reported by HSBC, securitizations are treated as secured financings. In order to align our accounting treatment with that of HSBC under U.K. GAAP, we began to structure all new collateralized funding transactions as secured financings in the third quarter of 2004. However, because existing public private label and MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables of each of these asset types will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is expected to occur in 2007. In addition, we will continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard/Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduces our reported net income under U.S. GAAP. There is no impact, however, on cash received from operations or on U.K. GAAP reported results. Because we believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, we will continue to use secured financings of consumer receivables as a source of our funding and liquidity.

As previously discussed, securitization levels were much lower in 2004 as a result of the use of alternate funding sources, including funding from HSBC subsidiaries and our decision to structure all new collateralized funding transactions as secured financings beginning in the third quarter of 2004.

Receivables securitized (excluding replenishments of certificateholder interests) are summarized in the following table:

Three months ended September 30	2004	2003
	(in millions)
Auto finance	$-	$-
MasterCard/Visa	-	350
Private label	-	-
Personal non-credit card	-	885

Total	$-	$1,235

Nine months ended September 30	2004	2003
	(in millions)
Auto finance	$-	$1,007
MasterCard/Visa	550	670
Private label	190	250
Personal non-credit card	-	1,700

Total	$740	$3,627

Our securitized receivables totaled $20.2 billion at September 30, 2004, compared to $26.2 billion at December 31, 2003. As of September 30, 2004, closed-end real estate secured and auto finance receivables totaling $9.3 billion secured $7.3 billion of outstanding debt related to securitization transactions which were structured as secured financings. At December 31, 2003, closed-end real estate secured receivables totaling $8.0 billion secured $6.7 billion of outstanding debt related to secured financing transactions. Securitizations structured as sales represented 16 percent of the funding associated with our managed portfolio at September 30, 2004 and 21 percent at December 31, 2003. Secured financings represented 6 percent of the funding associated with our managed portfolio at September 30, 2004 and 5 percent at December 31, 2003.

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

	Actual Jan. 1 through September 30, 2004	Estimated October 1 through Dec. 31, 2004	Estimated full year 2004
	(in billions)
Funding needs:
Net asset growth	$7	$5 - 6	$12 - 13
Commercial paper, term debt and securitization maturities	23	4 - 5	27 - 28
Other	1	0 - 1	1 - 2

Total funding needs, including growth	$31	$9 - 12	$40 - 43

Funding sources:
External funding, including HSBC clients	$27	$7 - 9	$34 - 36
HSBC and HSBC subsidiaries	4	2 - 3	6 - 7

Total funding sources	$31	$9 - 12	$40 - 43

Risk Management

Liquidity Risk There have been no significant changes in our approach to liquidity risk since December 31, 2003.

Interest Rate and Currency Risk HSBC has certain limits and benchmarks that serve as guidelines in determining appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit as of September 30, 2004 was $3 million, which includes risk associated with financial instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $3 million. As of September 30, 2004, we had a PVBP position of less than $.1 million reflecting the impact of a one basis point increase in interest rates. Our PVBP position was $.7 million at December 31, 2003.

We also monitor the impact that an immediate hypothetical 100 basis points parallel increase or decrease in interest rates would have on our pre-tax earnings. The following table summarizes such estimated impact:

	September 30, 2004	December 31, 2003
	(In millions)
Decrease in pre-tax earnings following an immediate hypothetical 100 basis points parallel rise in interest rates	$316	$406
Increase in pre-tax earnings following an immediate hypothetical 100 basis points parallel fall in interest rates	$337	$385

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

Counterparty Credit Risk At September 30, 2004, we had derivative contracts with a notional value of approximately $68.2 billion, including $59.2 billion outstanding with HSBC affiliates. Most swap agreements, both with third parties and affiliates, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities and totaled $.3 billion at September 30, 2004. Affiliate swap counterparties generally provide collateral in the form of securities which are not recorded on our balance sheet and totaled $1.5 billion at September 30, 2004.

There have been no significant changes in our approach to managing counterparty credit risk since December 31, 2003.

Reconciliations to GAAP Financial Measures

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(dollars are in millions)
Return on Average Assets:
Net income	$322	$472	$1,198	$1,091
HSBC acquisition related costs and other merger related items incurred by Household, after-tax	-	-	-	167

Operating net income	$322	$472	$1,198	$1,258

Average assets:
Owned basis	$124,531	$112,095	$120,506	$107,632
Serviced with limited recourse	21,542	23,719	23,462	23,985

Managed basis	$146,073	$135,814	$143,968	$131,617

Return on average owned assets	1.03%	1.68%	1.33%	1.35%
Return on average owned assets, operating basis	1.03	1.68	1.33	1.56
Return on average managed assets	.88	1.39	1.11	1.11
Return on average managed assets, operating basis	.88	1.39	1.11	1.27
Return on Average Common Shareholder’s Equity:
Net income	$322	$472	$1,198	$1,091
Dividends on preferred stock	(18)	(18)	(54)	(58)

Net income available to common shareholders	304	454	1,144	1,033
HSBC acquisition related costs and other merger related items incurred by Household	-	-	-	167

Operating net income available to common shareholders	$304	$454	$1,144	$1,200

Average common shareholder’s equity	$17,573	$15,434	$17,239	$13,266
Return on average common shareholder’s equity	6.9%	11.8%	8.8%	10.4%
Return on average common shareholder’s equity, operating basis	6.9	11.8	8.8	12.1
Net Interest Income:
Net Interest Income:
Owned basis	$2,035	$2,014	$5,924	$5,589
Serviced with limited recourse	582	715	1,986	2,162

Managed basis	$2,617	$2,729	$7,910	$7,751

Average interest-earning assets:
Owned basis	$107,955	$95,999	$102,957	$92,320
Serviced with limited recourse	21,542	23,719	23,462	23,985

Managed basis	$129,497	$119,718	$126,419	$116,305

Owned basis net interest margin	7.54%	8.39%	7.67%	8.07%
Managed basis net interest margin	8.08	9.12	8.34	8.89
Managed Basis Risk Adjusted Revenue:
Net interest income	$2,617	$2,729	$7,910	$7,751
Other revenues, excluding securitization revenue	897	756	2,774	2,485
Less: Net charge-offs	(1,363)	(1,334)	(4,172)	(3,950)

Risk adjusted revenue	$2,151	$2,151	$6,512	$6,286

Average interest-earning assets	$129,497	$119,718	$126,419	$116,305
Managed basis risk adjusted revenue	6.64%	7.19%	6.87%	7.21%

Reconciliations to GAAP Financial Measures (continued)

	Three months ended			Nine months ended
	September 30, 2004	June 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(dollars are in millions)
Consumer Net Charge-off Ratio:
Consumer net charge-offs:
Owned basis	$969	$966	$897	$2,905	$2,702
Serviced with limited recourse	394	401	435	1,267	1,246

Managed basis	$1,363	$1,367	$1,332	$4,172	$3,948

Average consumer receivables:
Owned basis	$102,821	$96,189	$90,172	$97,328	$86,269
Serviced with limited recourse	21,542	23,568	23,719	23,462	23,985

Managed basis	$124,363	$119,757	$113,891	$120,790	$110,254

Owned basis consumer net charge-off ratio	3.77%	4.02%	3.98%	3.98%	4.17%
Managed basis consumer net charge-off ratio	4.38	4.57	4.68	4.61	4.77
Reserves as a Percent of Net Charge-offs
Loss reserves:
Owned basis	$3,953	$3,795	$3,779	$3,953	$3,779
Serviced with limited recourse	1,246	1904	1,954	1,246	1,954

Managed basis	$5,199	$5,699	$5,733	$5,199	$5,733

Net charge-offs:
Owned basis	$969	$966	$899	$2,905	$2,704
Serviced with limited recourse	394	401	435	1,267	1,246

Managed basis	$1,363	$1,367	$1,334	$4,172	$3,950

Owned basis reserves as a percent of net charge-offs	102.0%	98.2%	105.1%	102.1%	104.8%
Managed basis reserves as a percent of net charge-offs	95.4	104.2	107.4	93.5	108.9
Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$1,315	$1,229	$1,157	$3,842	$3,635
HSBC acquisition related costs incurred by Household	-	-	-	-	198

Total costs and expenses less policyholders’ benefits, excluding nonrecurring items	$1,315	$1,229	$1,157	$3,842	$3,437

Net interest income and other revenues less policyholders’ benefits:
Owned basis	$2,911	$2,831	$2,870	$8,689	$8,387
Serviced with limited recourse	(232)	148	420	169	1,444

Managed basis	$2,679	$2,979	$3,290	$8,858	$9,831

Owned basis efficiency ratio	45.2%	43.4%	40.3%	44.2%	43.3%
Owned basis efficiency ratio, operating basis	45.2	43.4	40.3	44.2	41.0
Managed basis efficiency ratio	49.1	41.3	35.2	43.4	37.0
Managed basis efficiency ratio, operating basis	49.1	41.3	35.2	43.4	35.0

Reconciliations to GAAP Financial Measures (continued)

	September 30, 2004	June 30, 2004	September 30, 2003
	(dollars are in millions)
Two-Months-and-Over-Contractual Delinquency:
Consumer two-months-and-over-contractual delinquency:
Owned basis	$4,702	$4,534	$4,966
Serviced with limited recourse	1,092	1,194	1,289

Managed basis	$5,794	$5,728	$6,255

Consumer receivables:
Owned basis	$106,130	$99,115	$92,656
Serviced with limited recourse	20,175	22,836	24,109

Managed basis	$126,305	$121,951	$116,765

Consumer two-months-and-over-contractual delinquency:
Owned basis	4.43%	4.57%	5.36%
Managed basis	4.59	4.70	5.36
Reserves as a Percent of Receivables:
Loss reserves:
Owned basis	$3,953	$3,795	$3,779
Serviced with limited recourse	1,246	1,904	1,954

Managed basis	$5,199	$5,699	$5,733

Receivables:
Owned basis	$106,437	$99,432	$93,028
Serviced with limited recourse	20,175	22,836	24,109

Managed basis	$126,612	$122,268	$117,137

Reserves as a percent of receivables:
Owned basis	3.71%	3.82%	4.06%
Managed basis	4.11	4.66	4.89
Reserves as a Percent of Nonperforming Loans:
Loss reserves:
Owned basis	$3,953	$3,795	$3,779
Serviced with limited recourse	1,246	1,904	1,954

Managed basis	$5,199	$5,699	$5,733

Nonperforming loans:
Owned basis	$3,797	$3,684	$4,082
Serviced with limited recourse	881	958	1,052

Managed basis	$4,678	$4,642	$5,134

Reserves as a percent of nonperforming loans:
Owned basis	104.1%	103.0%	92.6
Managed basis	111.1	122.8	111.7

Reconciliations to GAAP Financial Measures (continued)

	September 30, 2004	December 31, 2003
	(dollars are in millions)
Equity Ratios Tangible common equity:
Common shareholder’s equity	$16,912	$16,561
Exclude:
Unrealized gains (losses) on:
Derivatives classified as cash flow hedges	(186)	(97)
Securities available for sale and interest-only strip receivables	(129)	(167)
Intangible assets, net	(2,684)	(2,856)
Goodwill	(6,811)	(6,697)

Tangible common equity	7,102	6,744
Purchase accounting adjustments	2,249	2,426

Tangible common equity, excluding purchase accounting adjustments	$9,351	$9,170

Tangible shareholder’s equity:
Tangible common equity	$7,102	$6,744
Preferred stock	1,100	1,100
Mandatorily redeemable preferred securities of Household Capital Trusts	1,026	1,031
Adjustable Conversion-Rate Equity Security Units	527	519

Tangible shareholder’s equity	9,755	9,394
Purchase accounting adjustments	2,199	2,370

Tangible shareholder’s equity, excluding purchase accounting adjustments	$11,954	$11,764

Tangible shareholder’s equity plus owned loss reserves:
Tangible shareholder’s equity	$9,755	$9,394
Owned loss reserves	3,953	3,793

Tangible shareholder’s equity plus owned loss reserves	13,708	13,187
Purchase accounting adjustments	2,199	2,370

Tangible shareholder’s equity plus owned loss reserves, excluding purchase accounting adjustments	$15,907	$15,557

Tangible managed assets:
Owned assets	$127,760	$119,154
Receivables serviced with limited recourse	20,175	26,200

Managed assets	147,935	145,354
Exclude:
Intangible assets, net	(2,684)	(2,856)
Goodwill	(6,811)	(6,697)
Derivative financial assets	(3,033)	(3,118)

Tangible managed assets	135,407	132,683
Purchase accounting adjustments	(277)	(431)

Tangible managed assets, excluding purchase accounting adjustments	$135,130	$132,252

Equity ratios:
Common and preferred equity to owned assets	14.10%	14.82%
Tangible common equity to tangible managed assets	5.25	5.08
Tangible shareholder’s equity to tangible managed assets (“TETMA”)	7.20	7.08
Tangible shareholder’s equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)	10.12	9.94
Excluding purchase accounting adjustments:
Tangible common equity to tangible managed assets	6.92	6.93
TETMA	8.85	8.89
TETMA + Owned Reserves	11.77	11.76

Item 4.  Controls and Procedures

Internal Controls  There have not been any changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In a case decided on March 31, 2004 and published on May 13, the Appellate Court of Illinois, First District (Cook County), ruled in U.S. Bank National Association v. Clark, et al., that certain lenders (which did not include any subsidiaries of Household) violated the Illinois Interest Act by imposing points and finance charge fees in excess of 3% of the principal amount on loans with an interest rate in excess of 8%. The Appellate Court held for the first time that when the Illinois legislature made amendments to the late fee provisions of the Interest Act in 1992, Illinois opted out of the Federal Depository Institutions Deregulation and Monetary Control Act of 1980 (“DIDMCA”) and, in “certain instances,” the Federal Alternative Mortgage Transaction Parity Act of 1982 (“AMPTA”). DIDMCA and AMPTA each contain provisions that preempt certain state laws unless state legislatures took affirmative action to “opt-out” of the federal preemptions within specified time frames. The Court found that as a result of 1992 legislative action, the State’s 3% restriction on points and finance charge fees are now enforceable in Illinois. The Appellate Court’s ruling reversed the trial court’s decision, which had relied on previous opinions of the Illinois Attorney General, the Illinois Office of Banks and Real Estate, and other courts. Should the decision stand and be applied retroactively throughout Illinois, lenders would be required to make refunds to customers who had a closed-end real estate secured first mortgage loan of double the interest paid or contracted for, whichever is greater. The plaintiffs in the Clark case have filed a notice of appeal with the Illinois Supreme Court. Three cases have been filed against subsidiaries of Household based upon the Clark decision: Wilkes v. Household Finance Corporation III, et al., Circuit Court of Cook County, Illinois, Chancery Division, filed on June 18, 2004 (purported class action); Aslam v. Accredited Home Lenders, Inc., et al., Circuit Court of Cook County, Illinois, Chancery Division, filed on June 11, 2004 (purported class action); and Morris, et al. v. Household Mortgage Services, Inc., U.S. District Court for the Northern District of Illinois, filed on June 22, 2004. On our motion, the Wilkes case was removed to Bankruptcy Court, however, plaintiffs have filed a motion to return the case to the U.S. District Court. We also served an arbitration demand on plaintiff’s counsel as permitted under the loan documents and filed a motion to stay or dismiss the case pending arbitration. The Aslam case was settled for an immaterial amount and was dismissed on October 28, 2004. The portion of the Morris case alleging violations of the Illinois Interest Act was settled for an immaterial amount. At this time, we are unable to quantify the potential impact of the Clark decision should it receive retroactive application.

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

Other actions arising out of the restatement, which purport to assert claims under ERISA on behalf of participants in Household’s Tax Reduction Investment Plan, were consolidated into a single purported class action, In re Household International, Inc. ERISA Litigation, Master File No. 02 C 7921 (N.D. Ill). A consolidated and amended complaint was filed against Household, William Aldinger and individuals on the Administrative Investment Committee of the plan. The consolidated complaint purports to assert claims under ERISA that are similar to the claims in the Jaffe case. Essentially, the plaintiffs allege that the defendants breached their fiduciary duties to the plan by investing in Household stock and failing to disclose information to Plan participants. A motion to dismiss the complaint was filed in June 2003. On March 30, 2004, the Court granted in part, and denied in part, the defendants’ motion to dismiss the complaint. The Court dismissed all claims alleging that some or all of the defendants breached their co-fiduciary obligations; misrepresented the prudence of investing in Household stock; failed to disclose nonpublic information regarding alleged accounting and lending improprieties; and failed to provide other defendants with non-public information. The claims that remained essentially alleged that some or all of the defendants failed to prudently manage plan assets by continuing to invest in, or provide matching contributions of, Household stock. On October 8, 2004, the parties entered into a settlement agreement and documents have been filed with the Court seeking preliminary approval of the settlement. Preliminary approval was granted on October 13, 2004. Notice of the proposed terms were published and mailed to applicable Plan participants in October and the Court will hold a fairness hearing on November 22, 2004. If approved by the Court and not appealed, the settlement will become final at that time. The settlement provides for a payment of $46.5 million which will be paid into Plan accounts after deduction of plaintiffs’ legal fees and costs. The entire settlement will be funded by insurance proceeds.

On June 27, 2003, a case entitled, West Virginia Laborers Pension Trust Fund v. Caspersen, et al., was filed in the Chancery Division of the Circuit Court of Cook County, Illinois as case number 03CH10808. This purported class action names as defendants the directors of Beneficial Corporation at the time of the 1998 merger of Beneficial Corporation into a subsidiary of Household, and claims that those directors’ due diligence of the Company at the time they considered the merger was inadequate. The Complaint claims that as a result of some of the securities law and other violations alleged in the Jaffe case, the Company’s common shares lost value. Pursuant to the merger agreement with Beneficial Corporation, we assumed the defense of this litigation. In September of 2003, the defendants filed a motion to dismiss which was granted on June 15, 2004 based upon a lack of personal jurisdiction over the defendants. The plaintiffs have appealed this decision. In addition, on June 30, 2004, a case entitled, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund v. Caspersen, et al., was filed in the Superior Court of New Jersey, Law Division, Somerset County as Case Number L9479-04. Other than the change in plaintiff, the suit is substantially identical to the above West Virginia Laborer’s Pension Trust Fund case, and is brought by the same principal law firm which brought that suit. The defendants have filed a motion to dismiss this case.

With respect to these securities litigation matters, we believe that we have not, and our officers and directors have not, committed any wrongdoing and in each instance there will be no finding of improper activities that may result in a material liability to us or any of our officers or directors.

Item 5.  Other Information

As approved by the Audit Committee of the Board of Directors, we have engaged KPMG to perform certain non-audit services during the year. Those services include language translation services relating to debt offerings of subsidiaries, preparation of SAS70 reports relating to services performed for contractual counterparties, reporting on an annual report for the pension plan for our UK operations, and certain tax services including account analysis, advice regarding certain transactions and preparation of returns for securitization trusts.

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

(b)  Reports on Form 8-K

During the quarter ended September 30, 2004, the Registrant filed a Current Report on Form 8-K on August 2, 2004 with respect to the financial supplement pertaining to the financial results of Household International, Inc. for the quarter ended June 30, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEHOLD INTERNATIONAL, INC. (Registrant)

Date: November 12, 2004	/s/ Simon C. Penney
Simon C. Penney Senior Executive Vice President and Chief Financial Officer

Exhibit Index

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Debt and Preferred Stock Securities Ratings.