Form 10-K
period 2004-12-31
HSBC Finance CORP
filed 2005-02-28
CIK 354964

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8198

HSBC FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-1052062
(State of incorporation)	(I.R.S. Employer Identification No.)

2700 Sanders Road Prospect Heights, Illinois	60070
(Address of principal executive offices)	(Zip Code)
(847) 564-5000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

8.875% Adjustable Conversion-Rate Equity Security Units	New York Stock Exchange
6 3/4% Notes, due May 15, 2011	New York Stock Exchange
6.875% Notes, due January 30, 2033	New York Stock Exchange
6% Notes, due November 30, 2033	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

          As of February 25, 2005, there were 50 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

          The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

          None.

HSBC Finance Corporation

PART I
Item 1. Business.

Introduction

On March 28, 2003, Household International, Inc. (“Household”) was acquired by HSBC Holdings plc (“HSBC”) by way of merger with H2 Acquisition Corporation (“H2”), a wholly owned subsidiary of HSBC, in a purchase business combination. Following the merger, H2 was renamed “Household International, Inc.” Subsequently, HSBC transferred its ownership interest in Household to a wholly owned subsidiary, HSBC North America Holdings Inc., who subsequently contributed Household to its wholly owned subsidiary, HSBC Investments (North America) Inc.
On December 15, 2004, Household merged with its wholly owned subsidiary, Household Finance Corporation (“HFC”). Following the merger, Household changed its name to HSBC Finance Corporation. The name change was a continuation of the rebranding of the Household businesses to the HSBC brand. These actions were taken to establish a single brand in North America to create a stronger platform to advance growth across all HSBC business lines. By operation of law, following the merger, all obligations of HFC became direct obligations of HSBC Finance Corporation.
General

HSBC Finance Corporation is the principal fund raising company for its subsidiaries. Its subsidiaries primarily provide middle-market consumers with several types of loan products in the United States, the United Kingdom, Canada, the Republic of Ireland, the Czech Republic and Hungary. HSBC Finance Corporation and its subsidiaries may also be referred to in this Form 10-K as “we,” “us” or “our.” We offer real estate secured loans, auto finance loans, MasterCard* and Visa* credit card loans, private label credit card loans and personal non-credit card loans. We also initiate tax refund anticipation loans in the United States and offer specialty insurance products in the United States, United Kingdom and Canada. We generate cash to fund our businesses primarily by collecting receivable balances; issuing commercial paper, medium and long term debt; borrowing from HSBC subsidiaries and customers; securitizing and selling consumer receivables; and borrowing under secured financing facilities. We use the cash generated to invest in and support receivable growth, to service our debt obligations and to pay dividends to our parent. At December 31, 2004, we had approximately 31,500 employees and over 58 million customers.

2004 Developments

•	On September 30, 2004, we commenced rebranding the Household businesses to the HSBC brand. On that date, signs on each major facility were changed to HSBC, several business units began operating under the HSBC name and all communications converted from Household to HSBC. On December 15, after Household Finance Corporation was merged into Household International, Inc., the surviving company was renamed HSBC Finance Corporation. In 2005, the rebranding efforts will continue with name changes for our Canadian branch offices and our domestic auto finance business and credit card banking subsidiary. Our branch based consumer finance business will retain the HFC and Beneficial brands, accompanied by the endorsement signature, “Member HSBC Group.” The move to a single brand in North America will promote increased awareness of HSBC, allowing all HSBC businesses in North America to align themselves to merchants and our suppliers and customers, resulting in a stronger platform for growth.

Following the merger of HFC into HSBC Finance Corporation, HSBC Finance Corporation became the principal vehicle for funding the operations of its subsidiaries. With the merger, all previous obligations of HFC became direct obligations of HSBC Finance Corporation. The merger also

*	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

HSBC Finance Corporation

eliminates the need for separate financial statements by HFC that because of the substantial commonality of assets, were substantially the same as those of its parent, HSBC Finance Corporation.

•	On December 22, 2004, our affiliate, HSBC Bank USA, National Association (“HSBC Bank USA”) received regulatory approval to purchase our domestic private label portfolio, including the retained interests associated with securitized private label credit card receivables. The sale of $12.2 billion of receivables ($15.6 billion on a managed basis) occurred on December 29, 2004 at a purchase price of $12.4 billion. We retained the related account relationships and entered into an agreement to sell additional domestic private label receivables originated under current and future private label accounts to HSBC Bank USA on a daily basis. Under a separate agreement with HSBC Bank USA, we will continue to service the portfolio for a fee. In the fourth quarter, we recorded a gain from the bulk sale of the portfolio, including retained securitization interests, of $663 million ($423 million after-tax). Included in this gain was a release of $505 million of owned credit loss reserves associated with the portfolio.

In future periods, our net interest income, fee income and provision for credit losses for private label receivables will be substantially reduced, while other income will substantially increase as reduced securitization revenue associated with private label receivables will be more than offset by gains from continuing sales of private label receivables and receipt of servicing revenue on the portfolio from HSBC Bank USA. We anticipate that the net effect of these sales could result in a reduction to our 2005 net income by up to 10%. The amount of other income recorded will be dependent upon the volume of new receivables we originate during the year and will be subject to competitive factors as we sign agreements with new merchants and extend agreements with existing merchants. We and HSBC Bank USA will consider potential sales of some of our MasterCard and Visa receivables to HSBC Bank USA in the future based on the continuing evaluation of the capital and liquidity needs at each entity.

•	Upon receipt of regulatory approval for the sale of the domestic private label portfolio, we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC Policies”) for our domestic private label and MasterCard and Visa credit card portfolios. The adoption of FFIEC Policies resulted in a reduction to net income of approximately $121 million in the fourth quarter of 2004. We do not expect the adoption of FFIEC Policies for our domestic private label and MasterCard and Visa portfolios will have a significant impact on results of operations or cash flows in future periods.

•	In the third quarter, we announced our intention to structure all new collateralized funding transactions as secured financings. Because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to the credit card trusts until the revolving periods end, the last of which is expected to occur in early 2008 based on current projections. Private label trusts that publicly issued securities will now be replenished by HSBC Bank USA as a result of the daily sale of new domestic private label credit card originated to HSBC Bank USA. We will continue to replenish, at reduced levels, certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Termination of gain on sale treatment for new collateralized funding activity reduced our reported net income under U.S. GAAP in 2004 and will continue to in future periods. In 2004, our net interest-only strip receivables, excluding both the mark-to-market adjustment recorded in accumulated other comprehensive income and the private label portion purchased by HSBC Bank USA, decreased $466 million. There was no impact in 2004, however, on cash received from operations or on U.K. GAAP reported results.

HSBC Finance Corporation

•	Funding synergies resulting from our acquisition by HSBC have continued to reduce our reliance on traditional sources to fund our growth. Because we are now a subsidiary of HSBC, our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of these tightened credit spreads, reduced liquidity requirements and lower costs due to shortening the maturity of our liabilities, principally through increased issuance of commercial paper, we recognized cash funding expense savings of approximately $350 million in 2004 and $125 million in 2003 compared to the funding costs we would have incurred using average spreads from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies including asset transfers will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years.

In April 2004, Fitch Ratings revised our Rating Outlook to Positive from Stable and raised our Support Rating to “1” from “2”. In July 2004, Fitch Ratings raised our Senior Debt Rating to “A+” from “A” and raised our Senior Subordinated Debt Rating and our Preferred Stock Rating to “A” from “A-”. In December 2004, Fitch Ratings again raised our Senior Debt Rating to “AA-” from “A+” and our commercial paper rating to “F1+.” Also in December 2004, Moody’s Investor Service revised our rating outlook to A1 Positive from A1 Stable.

Restatement

HSBC Finance Corporation has restated its consolidated financial statements for the previously reported quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004; and the period March 29, 2003 through December 31, 2003. This Form 10-K and the exhibits included herewith include all adjustments relating to the restatement for all such prior periods. Amended Forms 10-Q for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004 that reflect adjustments relating to the restatement will be filed with the Securities and Exchange Commission on or before March 31, 2005.

During the fourth quarter of 2004, as part of HSBC Finance Corporation’s preparation for the implementation of International Financial Reporting Standards (“IFRS”) by HSBC from January 1, 2005, we undertook a review of our hedging activities to confirm conformity with the accounting requirements of IFRS, which differ in several respects from the hedge accounting requirements under U.S. GAAP as set out in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). As a result of this review, management determined that there were some deficiencies in the documentation required to support hedge accounting under U.S. GAAP. These documentation deficiencies arose following our acquisition by HSBC. As a consequence of the acquisition, pre-existing hedging relationships, including hedging relationships that had previously qualified under the “shortcut” method of accounting pursuant to SFAS 133, were required to be reestablished. At that time there was some debate in the accounting profession regarding the detailed technical requirements resulting from a business combination. We consulted with our independent accountants, KPMG LLP, in reaching a determination of what was required in order to comply with SFAS 133. Following this, we took the actions we believed were necessary to maintain hedge accounting for all of our historical hedging relationships in our consolidated financial statements for the period ended December 31, 2003 and those consolidated financial statements received an unqualified audit opinion.

Management, having determined during the fourth quarter of 2004 that there were certain documentation deficiencies, engaged independent expert consultants to advise on the continuing effectiveness of the identified hedging relationships and again consulted with our independent accountants, KPMG LLP. As a result of this assessment, we concluded that a substantial number of our hedges met the correlation effectiveness requirement of SFAS 133 throughout the period following our acquisition by HSBC. However, we also determined in conjunction with KPMG LLP that, although a substantial number of the impacted hedges satisfied the correlation effectiveness requirement of SFAS 133, there were technical deficiencies in the

HSBC Finance Corporation

documentation that could not be corrected retroactively or disregarded notwithstanding the proven effectiveness of the hedging relationships in place and, consequently, that the requirements of SFAS 133 were not met and that hedge accounting was not appropriate during the period these documentation deficiencies existed. We have therefore determined that we should restate all the reported periods since our acquisition by HSBC to eliminate hedge accounting on all hedging relationships outstanding at March 29, 2003 and certain fair value swaps entered into after that date. During the period from acquisition through December 31, 2004, we are reporting net income of $3.3 billion. The cumulative impact of the loss of hedge accounting during this period is to increase reported net income by $113 million.
The resulting accounting does not reflect the economic reality of our hedging activity and has no impact on the timing or amount of operating cash flows or cash flows under any debt or derivative contract. It does not affect our ability to make required payments on our outstanding debt obligations. Furthermore, the restatement has no impact on our results on a U.K. GAAP basis, which are used in measuring and rewarding performance of employees. Finally, our economic risk management strategies have not required amendment. Full details of the restatement are set out in Note 3 in the accompanying consolidated financial statements.
Operations

Our operations are divided into three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment includes our consumer lending, mortgage services, retail services, direct lending and auto finance businesses. Our Credit Card Services segment includes our domestic MasterCard and Visa credit card business. Our International segment includes our foreign operations in the United Kingdom, Canada, the Republic of Ireland, the Czech Republic and Hungary. Information about businesses or functions that fall below the segment reporting quantitative threshold tests such as our insurance services, taxpayer financial services and commercial operations, as well as our treasury and corporate activities, which include fair value adjustments related to purchase accounting and related amortization, are included under the “All Other” caption within our segment disclosure.
We monitor our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage and evaluate our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results and make decisions about allocating resources, such as employees and capital, on a managed basis. Because HSBC reports results on a U.K. GAAP basis, management also separately monitors earnings excluding goodwill amortization and net income under U.K. GAAP (non-GAAP financial measures).

General
We generally serve non-conforming and nonprime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios, high loan-to-value ratios (for real estate secured products) or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. These customers generally have higher delinquency and credit loss probabilities and are charged a higher interest rate to compensate for the additional risk of loss (where the loan is not adequately collateralized to mitigate such additional risk of loss) and the anticipated additional collection initiatives that may have to be undertaken over the life of the loan. We also originate and purchase near-prime real estate secured and auto loans. In our MasterCard and Visa, retail services and international businesses, we also serve prime consumers either through co-branding or merchant relationships.
We use our centralized underwriting, collection and processing functions to adapt our credit standards and collection efforts to national or regional market conditions. Our underwriting, loan administration and collection functions are supported by highly automated systems and processing facilities. Our centralized collection system is augmented by personalized early collection efforts.

HSBC Finance Corporation

We service each customer with a view to understanding that customer’s personal financial needs. We recognize that individuals may not be able to timely meet all of their financial obligations. Our goal is to assist consumers in transitioning through financially difficult times which may lead to them doing more business with our lending subsidiaries. As a result, our policies and practices are designed to be flexible to maximize the collectibility of our loans while not incurring excessive collection expenses on loans that have a high probability of being ultimately uncollectible. Proactive credit management, “hands-on” customer care and targeted product marketing are means we use to retain customers and grow our business.

Consumer
Our consumer lending business is one of the largest subprime home equity originators in the United States as ranked by Inside B&C Lending. This business has 1,344 branches located in 46 states, and approximately 2.8 million active customer accounts, $48.9 billion in managed receivables and 12,800 employees. It is marketed under both the HFC and Beneficial brand names, each of which cater to a slightly different type of customer in the middle-market population. Both brands offer secured and unsecured loan products, such as first and second lien position closed-end mortgage loans, open-end home equity loans, personal non-credit card loans, including personal homeowner loans (a secured high loan-to-value product that we underwrite and treat like an unsecured loan), and sales finance contracts. These products are marketed through our retail branch network, direct mail, telemarketing, strategic alliances and Internet sourced applications and leads.
Our mortgage services business purchases non-conforming first and second lien position residential mortgage loans, including open-end home equity loans, from a network of over 200 unaffiliated third-party lenders (i.e., correspondents). This business has approximately $28.8 billion in managed receivables, 280,000 active customer accounts and 2,700 employees. Purchases are primarily “bulk” acquisitions (i.e., pools of loans) but also include “flow” acquisitions (i.e., loan by loan), and are made based on our specific underwriting guidelines. As of December 31, 2004, mortgage services serviced approximately $5 billion of receivables for other parties, including HSBC Bank USA. Under agreements with HSBC Bank USA, we source, underwrite, price and service loans purchased by HSBC Bank USA from certain correspondents. We offer forward commitments to selected correspondent lenders to strengthen our relationship with these lenders and to create a sustainable growth channel for this business. Decision One Mortgage Company, LLC (“Decision One”), a subsidiary of HSBC Finance Corporation, was purchased in 1999 to assist us in understanding the product needs of mortgage brokers and trends in the mortgage lending industry. Through more than 20 branch locations, Decision One directly originates mortgage loans sourced by mortgage brokers and sells all loans to secondary market purchasers, including to our mortgage services business.
Our retail services business is one of the largest providers of third-party private label financing in the United States based on managed receivables outstanding. On December 29, 2004, our entire domestic private label portfolio of approximately $15.6 billion of managed receivables was sold to HSBC Bank USA and agreements were entered into to sell all future receivables to HSBC Bank USA on a daily basis and to service the portfolio for HSBC Bank USA for a fee. As a result, we now sell all receivables upon origination but service the entire portfolio on behalf of HSBC Bank USA. Our retail services business has over 70 active merchant relationships and we service approximately 15.5 million active customer accounts and have 2,100 employees. At December 31, 2004, the serviced private label portfolio consisted of approximately 16 percent of receivables in the furniture industry, 33 percent in the consumer electronics industry, 27 percent in the powersport vehicle (snowmobiles, personal watercraft, ATV’s and motorcycles) industry and approximately 10 percent in the department store industry. Private label financing products are generated through merchant retail locations, merchant catalog and telephone sales, direct mail and Internet applications.
Our auto finance business purchases, from a network of approximately 5,200 active dealer relationships, retail installment contracts of consumers who do not have access to traditional, prime-based lending sources. We also originate and refinance auto loans through direct mail solicitations, alliance partners, consumer lending customers and the Internet. At December 31, 2004, this business had approximately $10.1 billion in managed

HSBC Finance Corporation

receivables, approximately 735,000 active customer accounts and 2,000 employees. Approximately 36% of auto finance receivables are secured by new vehicles.

Credit Card Services

Our Credit Card Services business includes our MasterCard and Visa receivables in the United States, including The GM Card®, the AFL-CIO Union Plus®* (“UP”) credit card, Household Bank, Orchard Bank, and HSBC branded cards. This business has approximately $19.7 billion in managed receivables, 14 million active customer accounts and 4,700 employees. According to The Nilson Report, this business is the sixth largest issuer of MasterCard or Visa credit cards in the United States (based on receivables). The GM Card®, a co-branded credit card issued as part of our alliance with General Motors Corporation (“GM”), enables customers to earn discounts on the purchase or lease of a new GM vehicle. The UP card program with the AFL-CIO provides benefits and services to members of various national and international labor unions. The Household Bank and Orchard Bank branded credit cards offer specialized credit card products to consumers underserved by traditional providers or are marketed in conjunction with merchant relationships established through our retail services business. HSBC branded cards are targeted through direct mail at the prime market. In addition, Credit Card Services services $1.0 billion of receivables held by a subsidiary of HSBC Bank USA. New receivables and accounts related to the HSBC Bank USA portfolio are originated by Household Bank (SB), N.A., and receivables are sold daily to HSBC Bank USA.

Our MasterCard and Visa business is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our affinity and co-branding relationships, mass-media advertisement (The GM Card®) and merchant relationships sourced through our retail services business. We also cross-sell our credit cards to our existing consumer lending and retail services customers as well as our taxpayer financial services customers.

Although our relationships with GM and the AFL-CIO enable us to access a proprietary customer base, in accordance with our agreements with these institutions, we own all receivables originated under the programs and are responsible for all credit and collection decisions as well as the funding for the programs. These programs are not dependent upon any payments, guarantees or credit support from these institutions. As a result, we are not directly dependent upon GM or the AFL-CIO for any specific earnings stream associated with these programs. We believe we have a strong working relationship with GM and the AFL-CIO and in 2004, we jointly agreed with the AFL-CIO to extend the term of this successful Affinity Card Program. These agreements do not expire in the near term.

International

Our United Kingdom business is a mid-market consumer lender focusing on customer service through its branch locations, and consumer electronics through its retail finance operations and telemarketing. This business offers secured and unsecured lines of credit, secured and unsecured closed-end loans, retail finance products, insurance products and credit cards (including the GM Card® from Vauxhall and marblesTM, an Internet enabled credit card). We operate in England, Scotland, Wales, Northern Ireland and the Republic of Ireland.

Loans held by our United Kingdom, inclusive of the Republic of Ireland, operation are originated through a branch network consisting of 216 HFC Bank and Beneficial Finance branches, merchants, direct mail, broker referrals, the Internet and outbound telemarketing. This business has approximately $10.7 billion in managed receivables, 3.5 million customer accounts and 4,000 employees.

Our Canadian business offers real estate secured and unsecured lines of credit, secured and unsecured closed-end loans, insurance products, private label credit cards, retail finance products and auto loans to Canadian

*	The Union Plus MasterCard and Visa credit card program is an affinity arrangement with Union Privilege under which credit cards are offered to members of unions affiliated with the American Federation of Labor and Congress of Industrial Organizations (AFL-CIO).

HSBC Finance Corporation

consumers. In addition, through its trust operations, our Canadian business accepts deposits. These products are marketed through 115 branch offices in 10 provinces, through direct mail, 80 merchant relationships and the Internet. At December 31, 2004, this business had approximately $2.4 billion in managed receivables, 1.0 million customer accounts and 1,200 employees.

We opened offices in the Czech Republic and Hungary in 2002 and 2001, respectively, to facilitate the expansion plans of one of our U.K. merchant alliances. These offices have approximately $104 million in managed receivables and 340 employees.

All Other

Our insurance services operation distributes credit life, disability and unemployment, accidental death and disability, term life, whole life, annuities, disability, long term care and a variety of other specialty insurance products to our customers. Such products currently are offered throughout the United States and Canada and are target offered to customers based upon their particular needs. Insurance is directly written by or reinsured with one or more of our subsidiaries.

HSBC Taxpayer Financial Services is the leading U.S. provider of tax-related financial products to consumers through nearly 25,000 unaffiliated professional tax preparer locations and tax preparation software providers. Serving more than 8.2 million customers annually, this business leverages the annual U.S. income tax filing process to provide products that offer consumers quick and convenient access to funds in the amount of their anticipated tax refund. This business generated a loan volume of approximately $13.3 billion in 2004.

To help ensure high standards of responsible lending, we provide industry-leading compliance programs for our tax preparer business partners. Key elements of our compliance efforts include mandatory online compliance and sales-practice training, expanded tax preparer due diligence processes, and on-going sales practice monitoring to help ensure that our customers are treated fairly and that they understand their financial choices. Additionally, access to free consumer financial education resources and a 48-hour satisfaction guarantee are offered to customers, which further enhances our compliance and customer service efforts.

Our commercial operations are very limited in scope and are expected to continue to decline. We have less than $300 million in commercial receivables.

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

The merger with HSBC has improved our access to the capital markets and lowered our funding costs. In addition to providing several important sources of direct funding, our affiliation with HSBC is also expanding our access to a worldwide pool of potential investors. While these new funding synergies have reduced our reliance on traditional sources to fund our growth, we are focused on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. Because we are now a subsidiary of HSBC and our credit ratings have improved, our credit spreads relative to Treasuries have tightened relative to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of these tightened credit spreads, reduced liquidity requirements and lower costs due to shortening the maturity of our liabilities mainly through the issuance of commercial paper, we recognized cash funding expense savings of approximately $350 million in 2004 and $125 million in 2003 compared to the funding costs we would have incurred using average spreads from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies including assets transfers will

HSBC Finance Corporation

eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years.

For a detailed listing of the ratings that have been assigned to HSBC Finance Corporation and our significant subsidiaries as of December 31, 2004, see Exhibit 99.1 to this Form 10-K.

We fund our operations globally and domestically, using a combination of capital market and affiliate debt, preferred equity, securitizations and sales of consumer receivables and borrowings under secured financing facilities. We will continue to fund a large part of our operations in the global capital markets, primarily through the use of secured financings, commercial paper, medium-term notes and long-term debt. We will also continue to sell certain receivables to HSBC Bank USA. We will continue to use derivative financial instruments to hedge our currency and interest rate risk exposure. A description of our use of derivative financial instruments, including interest rate swaps and foreign exchange contracts, and other quantitative and qualitative information about our market risk is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“2004 MD&A”) under the caption “Risk Management” and Note 16 of our consolidated financial statements (“2004 Financial Statements”).

Additional information on our sources and availability of funding are set forth in the “Liquidity and Capital Resources” and “Off Balance Sheet Arrangements” sections of our 2004 MD&A.

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

There also continues to be a significant amount of legislative activity, nationally, locally and at the state level, aimed at curbing lending practices deemed to be “predatory”. In addition, states have sought to alter lending practices through consumer protection actions brought by state attorneys general and other state regulators. Legislative activity in this area is expected to continue targeting certain abusive practices such as loan “flipping” (making a loan to refinance another loan where there is no tangible benefit to the borrower), fee “packing” (addition of unnecessary, unwanted and unknown fees to a borrower), “equity stripping” (lending without regard to the borrower’s ability to repay or making it impossible for the borrower to refinance with another lender), and outright fraud. HSBC Finance Corporation does not condone or endorse any of these practices. We continue to work with regulators and consumer groups to create appropriate safeguards to avoid these abusive practices while allowing our borrowers to continue to have access to credit for personal purposes, such as the purchase of homes, automobiles and consumer goods. As part of this effort we have adopted a set of lending best practice initiatives. Increased legislative and regulatory focus is also expected on tax refund anticipation loans. It is possible that broad legislative initiatives will be passed which will impose additional costs and rules on our businesses. Although we have the ability to react quickly to new laws and regulations, it is too early to estimate the effect, if any, these activities will have on us in a particular locality or nationally.

Banking Institutions. Our credit card banking subsidiary, Household Bank (SB), N.A. (“Household Bank”), is a nationally-chartered ‘credit card bank’ which is also a member of the federal reserve system. Household

HSBC Finance Corporation

Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”). The deposits of Household Bank are insured by the FDIC, which renders it subject to relevant FDIC regulation.

As a result of our acquisition by HSBC, HSBC Finance Corporation and its subsidiaries became subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”). HSBC is a bank holding company under the U.S. Bank Holding Company Act of 1956 (the “BHCA”) as a result of its ownership of HSBC Bank USA. On January 1, 2004, HSBC formed a new company to hold all of its North American operations, including HSBC Finance Corporation and its subsidiaries. This company, HSBC North American Holdings Inc. (“HNAH”) is also a “bank holding company” under the BHCA, by virtue of its ownership and control of HSBC Bank USA. HSBC and HNAH are registered as financial holding companies (“FHC”) under the Gramm-Leach-Bliley Act amendments to the BHCA, enabling them to offer a more complete line of financial products and services.

The United States is a party to the 1988 Basel Capital Accord and U.S. banking regulatory authorities have adopted risk-based capital requirements for United States banks and bank holding companies that are generally consistent with the Accord. In addition, U.S. bank regulatory authorities have adopted ‘leverage’ capital requirements that generally require United States banks and bank holding companies to maintain a minimum amount of capital in relation to their balance sheet assets (measured on a non-risk-weighted basis). Household Bank is subject to these capital requirements.

Household Bank, like other FDIC-insured banks, may be required to pay assessments to the FDIC for deposit insurance under the FDIC’s Bank Insurance Fund. Under the FDIC’s risk-based system for setting deposit insurance assessments, an institution’s assessments vary according to the level of capital an institution holds, its deposit levels and other factors.

The Federal Deposit Insurance Corporation Improvement Act of 1991 provides for extensive regulation of depository institutions such as Household Bank, including requiring federal banking regulators to take ‘prompt corrective action’ with respect to FDIC-insured banks that do not meet minimum capital requirements. At December 31, 2004, Household Bank was well-capitalized under applicable OCC and FDIC regulations.

Our principal United Kingdom subsidiary (HFC Bank Limited, formerly known as HFC Bank plc) is subject to oversight and regulation by the U.K. Financial Services Authority (“FSA”) and the Central Bank Financial Services Authority of Ireland. We have indicated our intent to the FSA to maintain the regulatory capital of this institution at specified levels. We do not anticipate that any capital contribution will be required for our United Kingdom bank in the near term. In the Republic of Ireland we are regulated by the Irish Financial Services Regulatory Authority. In May 2005, new consumer protection laws will be effective in the U.K. that may impact profitability and operations. These changes will not have a material impact on our results.

We also maintain a trust company in Canada, which is subject to regulatory supervision by the Office of the Superintendent of Financial Institutions.

Insurance. Our credit insurance business is subject to regulatory supervision under the laws of the states and provinces in which it operates. Regulations vary from state to state, and province to province, but generally cover licensing of insurance companies, premium and loss rates, dividend restrictions, types of insurance that may be sold, permissible investments, policy reserve requirements, and insurance marketing practices.

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

HSBC Finance Corporation

United States, Canada and the United Kingdom. We compete by expanding our customer base through portfolio acquisitions or alliance and co-branding opportunities, offering a variety of consumer loan products and maintaining a strong service orientation.

Cautionary Statement on Forward-Looking Statements

Certain matters discussed throughout this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “believe”, “expects”, “estimates”, “targeted”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC Finance Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

The important factors, many of which are out of our control, which could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents are:

•	changes in laws and regulations, including attempts by local, state and national regulatory agencies or legislative bodies to control alleged “predatory” lending practices through broad or targeted initiatives aimed at lenders operating in consumer lending markets;

•	increased competition from well-capitalized companies or lenders with access to government sponsored organizations for our consumer segment which may impact the terms, rates, costs or profits historically included in the loan products we offer or purchase;

•	changes in accounting or credit policies, practices or standards, as they may be internally modified from time to time or changes as may be required by regulatory agencies or the Financial Accounting Standards Board;

•	changes to operational practices from time to time, such as determinations to sell receivables from our private label and mortgage services businesses and the potential MasterCard and Visa receivable sale, structuring more securitizations as secured financings, or changes to our customer account management policies and practices and risk management/collection practices;

•	changes in overall economic conditions, including the interest rate environment in which we operate, the capital markets in which we fund our operations, the market values of consumer owned real estate throughout the United States, recession, employment and currency fluctuations;

•	consumer perception of the availability of credit, including price competition in the market segments we target and the ramifications or ease of filing for personal bankruptcy;

•	the effectiveness of models or programs to predict loan delinquency or loss and initiatives to improve collections in all business areas, and changes we may make from time to time in these models, programs and initiatives;

•	continued consumer acceptance of our distribution systems and demand for our loan or insurance products;

•	changes associated with, as well as the difficulty in, integrating systems, operational functions and cultures, as applicable, of any organization or portfolio acquired by HSBC Finance Corporation;

•	a reduction of our debt ratings by any of the nationally recognized statistical rating organizations that rate these instruments to a level that is below our current rating;

HSBC Finance Corporation

•	the costs, effects and outcomes of regulatory reviews or litigation relating to our nonprime loan receivables or the business practices or policies of any of our business units, including, but not limited to, additional compliance requirements;

•	increased funding costs resulting from instability in the capital markets and risk tolerance of fixed income investors;

•	the costs, effects and outcomes of any litigation matter that is determined adversely to HSBC Finance Corporation or its businesses;

•	the ability to attract and retain qualified personnel to support the underwriting, servicing, collection and sales functions of our businesses;

•	failure to obtain expected funding from HSBC subsidiaries and clients; and

•	the inability of HSBC Finance Corporation to manage any or all of the foregoing risks as well as anticipated.

Corporate Governance

HSBC Finance Corporation maintains a website at www.household.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Our website also contains our Corporate Governance Standards and committee charters for the Audit, Compensation, Executive and Nominating and Governance Committees of our Board of Directors. We will provide printed copies of this information at no charge upon written request. Requests should be made to HSBC Finance Corporation, 2700 Sanders Road, Prospect Heights, Illinois 60070, Attention: Corporate Secretary.

Certifications

In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we have also filed a certification with the New York Stock Exchange (the “NYSE”) from our Chief Executive Officer certifying that he is not aware of any violation by HSBC Finance Corporation of the NYSE corporate governance listing standards in effect as of February 21, 2005.

Item 2.	Properties.

Our operations are located throughout the United States, in 10 provinces in Canada and in the United Kingdom, with principal facilities located in Lewisville, Texas; New Castle, Delaware; Brandon, Florida; Jacksonville, Florida; Tampa, Florida; Chesapeake, Virginia; Virginia Beach, Virginia; Hanover, Maryland; Bridgewater, New Jersey; Rockaway, New Jersey; Las Vegas, Nevada; Charlotte, North Carolina; Portland, Oregon; Pomona, California; Chicago, Illinois; Elmhurst, Illinois; Franklin Park, Illinois; Mount Prospect, Illinois; Prospect Heights, Illinois; Schaumburg, Illinois; Vernon Hills, Illinois; Wood Dale, Illinois; Carmel, Indiana; Salinas, California; San Diego, California; London, Kentucky; Sioux Falls, South Dakota; Toronto, Ontario and Montreal, Quebec, Canada; and Windsor, Berkshire, United Kingdom.

Substantially all branch offices, divisional offices, corporate offices, regional processing and regional servicing center spaces are operated under lease with the exception of the headquarters building for our United Kingdom operations, a credit card processing facility in Las Vegas, Nevada; a processing center in Vernon Hills, Illinois; servicing facilities in London, Kentucky, Mt. Prospect, Illinois, and Chesapeake, Virginia; offices in Birmingham, United Kingdom; and an airplane hanger in Wheeling, Illinois. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.

HSBC Finance Corporation

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

Consumer Lending Litigation

During the past several years, the press has widely reported certain industry related concerns that may impact us. Some of these involve the amount of litigation instituted against finance and insurance companies operating in certain states and the large awards obtained from juries in those states. Like other companies in this industry, some of our subsidiaries are involved in a number of lawsuits pending against them in these states. The cases, in particular, generally allege inadequate disclosure or misrepresentation of financing terms. In some suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Several of these suits purport to be class actions or have multiple plaintiffs. The judicial climate in these states is such that the outcome of all of these cases is unpredictable. Although our subsidiaries believe they have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Appropriate insurance carriers have been notified of each claim, and a number of reservations of rights letters have been received. Certain of the financing of merchandise claims have been partially covered by insurance.

In a case decided on March 31, 2004 and published on May 13, the Appellate Court of Illinois, First District (Cook County), ruled in U.S. Bank National Association v. Clark, et al., that certain lenders (which did not include any subsidiaries of HSBC Finance Corporation) violated the Illinois Interest Act by imposing points and finance charge fees in excess of 3% of the principal amount on loans with an interest rate in excess of 8%. The Appellate Court held for the first time that when the Illinois legislature made amendments to the late fee provisions of the Interest Act in 1992, Illinois opted out of the Federal Depository Institutions Deregulation and Monetary Control Act of 1980 (“DIDMCA”) and, in “certain instances,” the Federal Alternative Mortgage Transaction Parity Act of 1982 (“AMTPA”). DIDMCA and AMTPA each contain provisions that preempt certain state laws unless state legislatures took affirmative action to “opt-out” of the federal preemptions within specified time frames. The Court found that as a result of 1992 legislative action, the State’s 3% restriction on points and finance charge fees are now enforceable in Illinois. The Appellate Court’s ruling reversed the trial court’s decision, which had relied on previous opinions of the Illinois Attorney General, the Illinois Office of Banks and Real Estate, and other courts. Should the decision stand and be applied retroactively throughout Illinois, lenders would be required to make refunds to customers who had a closed-end real estate secured first mortgage loan of double the interest paid or contracted for, whichever is greater. The plaintiffs in the Clark case filed a notice of appeal with the Illinois Supreme Court which the court accepted. Briefing in the Illinois Supreme Court is underway. Three cases and one counterclaim were filed against subsidiaries of HSBC Finance Corporation based upon the Clark decision: Wilkes v. Household Finance Corporation III, et al., Circuit Court of Cook County, Illinois, Chancery Division, filed on June 18, 2004 (purported class action); Aslam v. Accredited Home Lenders, Inc., et al., Circuit Court of Cook County, Illinois, Chancery Division, filed on June 11, 2004 (purported class action); MERS Inc. as nominee for HFC v. Gloss, Circuit Court of DuPage County, Illinois (filed as a foreclosure counterclaim in September, 2004); and Morris, et al. v. Household Mortgage Services, Inc., U.S. District Court for the Northern District of Illinois, filed on June 22, 2004. On our motion, the Wilkes case was removed to the Circuit Court of Cook County, Illinois, however, plaintiffs filed a motion to return the case to the U.S. Bankruptcy Court which was granted. We are appealing this remand order. We also served an arbitration demand on plaintiff’s counsel as

HSBC Finance Corporation

permitted under the loan documents and filed a motion to stay or dismiss the case pending arbitration. The Aslam case was settled for an immaterial amount and was dismissed on October 28, 2004. The portion of the Morris case alleging violations of the Illinois Interest Act was settled for an immaterial amount. The Gloss matter is still pending. At this time, we are unable to quantify the potential impact of the Clark decision should it be upheld and receive retroactive application.

Credit Card Litigation

On November 15, 2004, the matter entitled American Express Travel Related Services Company, Inc. v. Visa U.S.A. Inc., et al. was filed in the U.S. District Court for the Southern District of New York. This case alleges that HSBC Finance Corporation, Household Bank (SB), N.A. and others violated Sections 1 and 2 of the Sherman Act by conspiring to monopolize and unreasonably restrain trade by allegedly implementing and enforcing an agreement requiring any United States bank that issues Visa or MasterCard general cards to refuse to issue such cards from competitors, such as American Express and Discover. Plaintiff seeks a declaration that defendants in this action (including Visa, MasterCard and other banks belonging to those associations), have violated the antitrust laws, and requests an injunction restraining the defendants, their directors, officers, employees, agents, successors, owners and members from “continuing or maintaining in any manner, directly or indirectly, the rules, policies, and agreements at issue,” and seeks “full compensation for damages it has sustained, from each Defendant, jointly, severally,” for each of plaintiff’s claims, in an amount “to be trebled according to law, plus interest, attorneys’ fees and costs of suit”. On February 18, 2005, the Defendants filed a motion to dismiss the complaint for failure to state a cause of action. At this time, we are unable to quantify the potential impact from this action, if any.

Securities Litigation

In August 2002, we restated previously reported consolidated financial statements. The restatement related to certain MasterCard and Visa co-branding and affinity credit card relationships and a third party marketing agreement, which were entered into between 1992 and 1999. All were part of our Credit Card Services segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditor, KPMG LLP, advised us that, in its view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. The restatement resulted in a $155.8 million, after-tax, retroactive reduction to retained earnings at December 31, 1998. As a result of the restatement, and other corporate events, including, e.g., the 2002 settlement with 50 states and the District of Columbia relating to real estate lending practices, HSBC Finance Corporation, and its directors, certain officers and former auditors, have been involved in various legal proceedings, some of which purport to be class actions. A number of these actions allege violations of federal securities laws, were filed between August and October 2002, and seek to recover damages in respect of allegedly false and misleading statements about our common stock. These legal actions have been consolidated into a single purported class action, Jaffe v. Household International, Inc., et al., No. 02 C 5893 (N.D. Ill., filed August 19, 2002), and a consolidated and amended complaint was filed on March 7, 2003. On December 3, 2004, the court signed the parties’ stipulation to certify a class with respect to the claims brought under §10 and §20 of the Securities Exchange Act of 1934. The parties stipulated that plaintiffs will not seek to certify a class with respect to the claims brought under §11 and §15 of the Securities Act of 1933 in this action or otherwise. The amended complaint purports to assert claims under the federal securities laws, on behalf of all persons who purchased or otherwise acquired our securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with our sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we, and other defendants, filed a motion to dismiss the complaint. On March 19, 2004, the Court granted in part, and denied in part the defendants’ motion to dismiss the complaint. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also

HSBC Finance Corporation

dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. The Court has ordered that all factual discovery must be completed by January 13, 2006 and expert witness discovery must be completed by July 24, 2006.

On June 27, 2003, a case entitled, West Virginia Laborers Pension Trust Fund v. Caspersen, et al., was filed in the Chancery Division of the Circuit Court of Cook County, Illinois as case number 03CH10808. This purported class action names as defendants the directors of Beneficial Corporation at the time of the 1998 merger of Beneficial Corporation into a subsidiary of HSBC Finance Corporation, and claims that those directors’ due diligence of HSBC Finance Corporation at the time they considered the merger was inadequate. The Complaint claims that as a result of some of the securities law and other violations alleged in the Jaffe case, HSBC Finance Corporation common shares lost value. Pursuant to the merger agreement with Beneficial Corporation, we assumed the defense of this litigation. In September of 2003, the defendants filed a motion to dismiss which was granted on June 15, 2004 based upon a lack of personal jurisdiction over the defendants. The plaintiffs have appealed this decision. In addition, on June 30, 2004, a case entitled, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund v. Caspersen, et al., was filed in the Superior Court of New Jersey, Law Division, Somerset County as Case Number L9479-04. Other than the change in plaintiff, the suit is substantially identical to the foregoing West Virginia Laborer’s Pension Trust Fund case, and is brought by the same principal law firm which brought that suit. The defendants’ motion to dismiss was granted on February 10, 2005.

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

All 50 shares of HSBC Finance Corporation’s outstanding common stock are owned by HSBC Investments (North America) Inc. Consequently, there is no public market in HSBC Finance Corporation’s common stock.

HSBC Finance Corporation

(This page intentionally left blank)

HSBC Finance Corporation

Item 6.	Selected Financial Data.

On March 28, 2003, HSBC Holdings plc (“HSBC”) acquired HSBC Finance Corporation (formerly Household International, Inc.). This resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” periods beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” periods. To assist in the comparability of our financial results, the “predecessor period” (January 1 to March 28, 2003) has been combined with the “successor period” (March 29 to December 31, 2003) to present “combined” results for the year ended December 31, 2003.

			Mar. 29	Jan. 1
	Year ended	Year ended	through	through	Year ended December 31,
	Dec. 31,	Dec. 31,	Dec. 31	Mar. 28,
	2004	2003	2003	2003	2002	2001	2000

	(Successor)	(Combined)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
		(Restated)	(Restated)
	(in millions)
Owned Basis Statement of Income Data
Net interest income and other revenues-operating basis(1)	$12,364	$11,633	$8,849	$2,784	$11,178	$9,606	$7,905
Gain on bulk sale of private label receivables(3)	663	-	-	-	-	-	-
Loss on disposition of Thrift assets and deposits	-	-	-	-	378	-	-
Provision for credit losses on owned receivables-operating basis(1)	4,296	3,967	2,991	976	3,732	2,913	2,117
Total costs and expenses, excluding nonrecurring expense items(1)	5,601	4,993	3,811	1,182	4,290	3,875	3,289
HSBC acquisition related costs incurred by HSBC Finance Corporation		198	-	198	-	-	-
Settlement charge and related expenses	-	-	-	-	525	-	-
Adoption of FFIEC charge-off policies for domestic private label and MasterCard/ Visa portfolios(1),(8)	190	-	-	-	-	-	-
Income taxes	1,000	872	690	182	695	970	868

Net income(1)	$1,940	$1,603	$1,357	$246	$1,558	$1,848	$1,631

Year ended December 31,	2004	2003	2002	2001	2000

	(Successor)	(Combined)	(Predecessor)	(Predecessor)	(Predecessor)
		(Restated)
Owned Basis Selected Financial Ratios
Return on average owned assets(1)	1.57%	1.46%	1.62%	2.26%	2.35%
Return on average common shareholder’s(s’) equity(1)	11.0	10.7	17.3	24.1	23.2
Net interest margin	7.33	7.75	7.57	7.85	7.68
Efficiency ratio(1)	41.6	42.8	42.6	38.4	39.6
Consumer net charge-off ratio(1)	4.00	4.06	3.81	3.32	3.18
Reserves as a percent of net charge-offs(9)	89.9	105.7	106.5	110.5	109.9
Managed Basis Selected Financial Ratios(2)
Return on average managed assets(1)	1.33%	1.19%	1.31%	1.82%	1.85%
Net interest margin	7.97	8.60	8.47	8.44	8.05
Efficiency ratio(1)	41.0	35.6	36.0	34.3	34.5
Consumer net charge-off ratio(1)	4.61	4.67	4.28	3.73	3.64
Reserves as a percent of net charge-offs(9)	79.6	117.4	113.8	110.7	111.1

HSBC Finance Corporation

At December 31,	2004	2003	2002	2001	2000

	(Successor)	(Successor)		(Predecessor)	(Predecessor)
		(Restated)	(Predecessor)
	(dollars are in millions)
Owned Basis Balance Sheet Data
Total assets	$130,190	$119,052	$97,860	$88,911	$76,309
Receivables:(3)
Domestic:
Real estate secured	$61,946	$49,026	$44,140	$42,474	$33,920
Auto finance	7,490	4,138	2,024	2,369	1,851
MasterCard/ Visa	12,371	9,577	7,628	6,967	5,847
Private label	341	9,732	9,365	9,853	8,672
Personal non-credit card	12,049	9,624	11,685	11,737	9,950
Commercial and other	315	399	461	505	597

Total domestic	$94,512	$82,496	$75,303	$73,905	$60,837

Foreign:
Real estate secured	$2,874	$2,195	$1,679	$1,383	$1,260
Auto finance	54	-	-	-	-
MasterCard/ Visa	2,264	1,605	1,319	1,174	2,207
Private label	3,070	2,872	1,974	1,811	1,675
Personal non-credit card	4,079	3,208	2,285	1,600	1,378
Commercial and other	2	2	2	2	2

Total foreign	$12,343	$9,882	$7,259	$5,970	$6,522

Total owned receivables:
Real estate secured	$64,820	$51,221	$45,819	$43,857	$35,180
Auto finance	7,544	4,138	2,024	2,369	1,851
MasterCard/ Visa	14,635	11,182	8,947	8,141	8,054
Private label	3,411	12,604	11,339	11,664	10,347
Personal non-credit card	16,128	12,832	13,970	13,337	11,328
Commercial and other	317	401	463	507	599

Total owned receivables	$106,855	$92,378	$82,562	$79,875	$67,359

Deposits	$47	$232	$821	$6,562	$8,677
Commercial paper, bank and other borrowings	9,013	9,122	6,128	12,024	10,788
Due to affiliates(4)	13,789	7,589	-	-	-
Long term debt	85,378	79,632	75,751	57,799	45,728
Preferred stock(5)	1,100	1,100	1,193	456	164
Common shareholder’s(s’) equity(6)	15,841	16,391	9,222	7,843	7,667

Owned Basis Selected Financial Ratios
Common and preferred equity to owned assets	13.01%	14.69%	10.64%	9.33%	10.26%
Consumer two-month-and-over contractual delinquency	4.07	5.36	5.34	4.43	4.19
Reserves as a percent of receivables	3.39	4.11	4.04	3.33	3.14
Reserves as a percent of nonperforming loans	103.0	93.7	94.5	92.7	91.1

Managed Basis Balance Sheet Data and Selected Financial Ratios(2)
Total assets	$144,415	$145,253	$122,794	$109,859	$96,558
Managed receivables:(3)
Real estate secured	$64,901	$51,415	$46,275	$44,719	$36,638
Auto finance	10,223	8,813	7,442	6,395	4,563
MasterCard/ Visa	22,218	21,149	18,953	17,395	17,584
Private label	3,411	17,865	14,917	13,814	11,997
Personal non-credit card	20,010	18,936	19,446	17,993	16,227
Commercial and other	317	401	463	507	599

Total managed receivables	$121,080	$118,579	$107,496	$100,823	$87,608

Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”)(7)	6.68%	7.03%	9.08%	7.57%	7.13%
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)(7)	9.45	9.89	11.87	10.03	9.36
Tangible common equity to tangible managed assets(7)	4.67	5.04	6.83	6.24	6.25
Excluding purchase accounting adjustments:
TETMA	8.34	8.90	8.90	7.57	7.13
TETMA + Owned Reserves	11.12	11.77	11.87	10.03	9.36
Tangible common equity to tangible managed assets	6.35	6.94	6.83	6.24	6.25
Risk adjusted revenue	7.30	7.18	7.18	7.64	7.40
Consumer two-month-and-over contractual delinquency	4.24	5.39	5.24	4.46	4.20
Reserves as a percent of receivables	3.73	5.20	4.74	3.78	3.65
Reserves as a percent of nonperforming loans	108.4	118.0	112.6	105.0	107.0

HSBC Finance Corporation

(1)	The following table, which contains non-GAAP financial information is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. For 2004, the operating trends, percentages and ratios presented below exclude the $121 million decrease in net income relating to the adoption of Federal Financial Institutions Examination Council (“FFIEC”) charge-off policies for our domestic private label and MasterCard/ Visa receivables and the $423 million (after-tax) gain on the bulk sale of domestic private label receivables to an affiliate, HSBC Bank USA, National Association (“HSBC Bank USA”). For 2003, the operating results, percentages and ratios exclude $167 million (after-tax) of HSBC acquisition related costs and other merger related items and for 2002, exclude the $333 million (after-tax) settlement charge and related expenses and the $240 million (after-tax) loss on disposition of Thrift assets and deposits. See “Basis of Reporting” and “Reconciliations to GAAP Financial Measures” in Management’s Discussion and Analysis for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

Year ended December 31,	2004	2003	2002	2001	2000

	(Successor)	(Combined)	(Predecessor)	(Predecessor)	(Predecessor)
		(Restated)
	(dollars are in millions)
Operating net income	$1,638	$1,770	$2,131	$1,848	$1,631

Return on average owned assets	1.32%	1.61%	2.21%	2.26%	2.35%
Return on average common shareholder’s(s’) equity	9.2	11.9	23.9	24.1	23.2
Owned basis consumer net charge-off ratio	3.84	4.06	3.81	3.32	3.18
Managed basis consumer net charge-off ratio	4.44	4.67	4.28	3.73	3.64
Owned basis efficiency ratio	43.4	41.0	36.3	38.4	39.6
Return on average managed assets	1.12	1.32	1.80	1.82	1.85
Managed basis efficiency ratio	42.9	34.1	30.8	34.3	34.5

(2)	We monitor our operations and evaluate trends on both an owned basis as shown in our financial statements and on a managed basis. Managed basis reporting (a non-GAAP financial measure) assumes that securitized receivables have not been sold and are still on our balance sheet. Managed basis information is intended to supplement, and should not be considered a substitute for, owned basis reporting and should be read in conjunction with reported owned basis results. See “Basis of Reporting” and “Reconciliations to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

(3)	In 2004, we sold $.9 billion of higher quality non-conforming real estate secured receivables and sold our domestic private label receivable portfolio of $12.2 billion ($15.6 billion on a managed basis) to HSBC Bank USA. In 2003, we sold $2.8 billion of higher quality non-conforming real estate secured receivables to HSBC Bank USA and acquired owned basis private label portfolios totaling $1.2 billion ($1.6 billion on a managed basis) and MasterCard and Visa portfolios totaling $.9 billion. In 2002, we sold $6.3 billion of real estate secured whole loans from our consumer lending and mortgage services businesses and purchased a $.5 billion private label portfolio. In 2001, we sold approximately $1 billion of MasterCard and Visa receivables as a result of discontinuing our participation in the Goldfish credit card program and purchased a $.7 billion private label portfolio. In 2000, we acquired real estate secured portfolios totaling $3.7 billion.

(4)	As of December 31, 2004, we had received $35.7 billion in HSBC related funding. As of December 31, 2003, we had received $14.7 billion in HSBC related funding. See Liquidity and Capital Resources for the components of this funding.

(5)	In conjunction with the acquisition by HSBC, our 7.625%, 7.60%, 7.50% and 8.25% preferred stock was converted into the right to receive cash which totaled approximately $1.1 billion. In consideration of HSBC transferring sufficient funds to make these payments, we issued Series A preferred stock to HSBC on March 28, 2003. Also on March 28, 2003, we called for redemption our $4.30, $4.50 and 5.00% preferred stock. In September 2004, HSBC North America Holdings Inc. (“HNAH”) issued a new series of preferred stock to HSBC in exchange for our Series A preferred stock. In October 2004, HSBC Investments (North America) Inc. (“HINO”) issued a new series of preferred stock to HNAH in exchange for our Series A preferred stock.

(6)	Common shareholder’s equity at December 31, 2004 and 2003 reflects push-down accounting adjustments resulting from the HSBC merger.

(7)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets are non-GAAP financial ratios that are used by HSBC Finance Corporation management or certain rating agencies as a measure to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

(8)	In December 2004, we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the FFIEC for our domestic private label and MasterCard and Visa portfolios. The adoption of the FFIEC charge-off policies resulted in a reduction to net income of $121 million. See “Credit Quality” in Management’s Discussion and Analysis and Note 5, “Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies,” in the accompanying consolidated financial statements for further discussion of these policy changes.

(9)	The adoption of FFIEC charge-off policies for our domestic private label and MasterCard and Visa portfolios and subsequent sale of the domestic private label portfolio in December 2004 have negatively impacted these ratios. Reserves as a percentage of net charge-offs excluding domestic private label charge-offs in 2004 and the impact of adopting FFIEC charge-off policies for these portfolios was 109.2 percent on an owned basis and 96.0 percent on a managed basis.

HSBC Finance Corporation

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement

HSBC Finance Corporation has restated its consolidated financial statements for the previously reported quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004; and the period March 29, 2003 through December 31, 2003. This Form 10-K and the exhibits included herewith include all adjustments relating to the restatement for all such prior periods. Amended Forms 10-Q for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004 that reflect adjustments relating to the restatement will be filed with the Securities and Exchange Commission on or before March 31, 2005.
During the fourth quarter of 2004, as part of our preparation for the implementation of International Financial Reporting Standards (“IFRS”) by HSBC from January 1, 2005, we undertook a review of our hedging activities to confirm conformity with the accounting requirements of IFRS, which differ in several respects from the hedge accounting requirements under U.S. GAAP as set out in Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities (“SFAS 133”). As a result of this review, management determined that there were some deficiencies in the documentation required to support hedge accounting under U.S. GAAP. These documentation deficiencies arose following our acquisition by HSBC. As a consequence of the acquisition, pre-existing hedging relationships, including hedging relationships that had previously qualified under the “shortcut” method of accounting pursuant to SFAS 133, were required to be reestablished. At that time there was some debate in the accounting profession regarding the detailed technical requirements resulting from a business combination. We consulted with our independent accountants, KPMG LLP, in reaching a determination of what was required in order to comply with SFAS 133. Following this, we took the actions we believed were necessary to maintain hedge accounting for all of our historical hedging relationships in our consolidated financial statements for the period ended December 31, 2003 and those consolidated financial statements received an unqualified audit opinion.
Management, having determined during the fourth quarter of 2004 that there were certain documentation deficiencies, engaged independent expert consultants to advise on the continuing effectiveness of the identified hedging relationships and again consulted with our independent accountants, KPMG LLP. As a result of this assessment, we concluded that a substantial number of our hedges met the correlation effectiveness requirement of SFAS 133 throughout the period following our acquisition by HSBC. However, we also determined in conjunction with KPMG LLP that, although a substantial number of the impacted hedges satisfied the correlation effectiveness requirement of SFAS 133, there were technical deficiencies in the documentation that could not be corrected retroactively or disregarded notwithstanding the proven effectiveness of the hedging relationships in place and, consequently, that the requirements of SFAS 133 were not met and that hedge accounting was not appropriate during the period these documentation deficiencies existed. We have therefore determined that we should restate all the reported periods since our acquisition by HSBC to eliminate hedge accounting on all hedging relationships outstanding at March 29, 2003 and certain fair value swaps entered into after that date. This was accomplished primarily by reclassifying the mark to market of the changes in fair market value of the affected derivative financial instruments previously classified in either debt or other comprehensive income into current period earnings.
The period to period changes in the fair value of these derivative financial instruments have been recognized as either an increase or decrease in our current period earnings through derivative income. As part of the restatement process, we have reclassified all previous hedging results reflected in interest expense associated with the affected derivative financial instruments to derivative income.

HSBC Finance Corporation

The cumulative restatement is as follows for the periods presented below:

	Restatements to Reported Income

				% Change
	Pre-Tax	Tax Effect	After Tax	to Reported

	(dollars in millions)
March 29, 2003 through December 31, 2003	$(97)	$35	$(62)	(4.4)%
Quarter ended March 31, 2004	(17)	6	(11)	2.3%
Quarter ended June 30, 2004	59	(21)	38	9.6%
Quarter ended September 30, 2004	5	(2)	3	.9%
During the period from acquisition through September 30, 2004, we reported net income of $2.6 billion. The cumulative impact of the restatement during this period is to reduce reported net income by $32 million. The loss of hedge accounting also increased net income by $145 million for the quarter ended December 31, 2004. During the period from acquisition through December 31, 2004, we are reporting net income of $3.3 billion. The cumulative impact of the loss of hedge accounting during this period is to increase reported net income by $113 million.
The resulting accounting does not reflect the economic reality of our hedging activity and has no impact on the timing or amount of operating cash flows or cash flows under any debt or derivative contract. It does not affect our ability to make required payments on our outstanding debt obligations. Furthermore, the restatement has no impact on our results on a U.K. GAAP basis, which are used in measuring and rewarding performance of employees. Finally, our economic risk management strategies have not required amendment.
Executive Overview

Organization and Basis of Reporting
HSBC Finance Corporation (formerly Household International, Inc.) and subsidiaries is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HNAH”) which is a wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation may also be referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as “we”, “us”, or “our”.
On September 30, 2004, Household International, Inc. (“Household”) commenced the rebranding of the majority of its U.S. and Canadian businesses to the HSBC brand. Businesses previously operating under the Household name are now called HSBC. Our branch-based consumer lending business has retained the HFC and Beneficial brands, accompanied by the HSBC Group’s endorsement signature, “Member HSBC Group.” The single brand allows HSBC in North America to better align its businesses, providing a stronger platform to service customers and advance growth. The HSBC brand also positions us to expand the products and services offered to our customers. As part of this initiative, we merged with our subsidiary, Household Finance Corporation, and changed our name to HSBC Finance Corporation in December 2004.
HSBC Finance Corporation provides middle-market consumers with real estate secured loans, auto finance loans, MasterCard* and Visa* credit card loans, private label credit card loans and personal non-credit card loans in the United States, the United Kingdom, Canada, the Republic of Ireland, the Czech Republic and Hungary. We also initiate tax refund anticipation loans in the United States and offer credit and specialty insurance products in the United States, the United Kingdom and Canada. We generate cash to fund our businesses primarily by collecting receivable balances; issuing commercial paper, medium and long term debt; borrowing from HSBC subsidiaries and customers; securitizing and selling consumer receivables and borrowing under secured financing facilities. We use the cash generated to invest in and support receivable growth, to service our debt obligations and to pay dividends to our parent.

*	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

HSBC Finance Corporation

The acquisition by HSBC on March 28, 2003 resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” periods beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” periods beginning March 29, 2003. During 2003, the “predecessor” period contributed $246 million of net income and the “successor” period contributed $1.4 billion of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, Management’s Discussion and Analysis combines the “predecessor period” (January 1 to March 28, 2003) with the “successor period” (March 29 to December 31, 2003) to present “combined” results for the year ended December 31, 2003.
In addition to owned basis reporting, we also monitor our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. See “Basis of Reporting” for further discussion of the reasons we use this non-GAAP financial measure.
Performance, Developments and Trends
Our net income was $1.9 billion in 2004, $1.6 billion in 2003 and $1.6 billion in 2002. In measuring our results, management’s primary focus is on managed receivable growth and operating net income (a non-GAAP financial measure which excludes certain nonrecurring items). See “Basis of Reporting” for further discussion of operating net income. Operating net income was $1.6 billion in 2004 compared to $1.8 billion in 2003 and $2.1 billion in 2002. Operating net income declined in 2004 primarily due to higher operating expenses and higher provision for credit losses due to receivables growth, partially offset by higher net interest income and higher other revenues. Operating expenses increased due to receivables growth, increases in marketing expenses and higher amortization of intangibles which were established in connection with our acquisition by HSBC. Other revenues increased due to higher derivative income and higher fee and other income, partially offset by lower securitization revenue due to reduced securitization activity. The increase in net interest income was due to higher average receivable balances partially offset by lower yields on our receivables, particularly in real estate secured, auto finance and personal non-credit card receivables, and by higher interest expense. Interest expense was higher in 2004 resulting from a larger balance sheet, partially offset by a lower cost of funds. Amortization of purchase accounting fair value adjustments increased net income by $128 million in 2004 compared to $92 million in 2003.
Operating net income declined in 2003 compared to 2002 due to higher operating expenses to support receivable growth; increased legal and compliance costs; higher amortization of intangibles; lower initial securitization activity as a result of the use of alternative funding sources and higher provision for credit losses as a result of higher charge-offs partially offset by higher net interest margin and fee income due to receivable growth, higher derivative income and lower funding costs.
Owned receivables increased to $106.9 billion at December 31, 2004, a 16 percent increase from December 31, 2003. Excluding the impact of the sale of our domestic private label portfolio, owned receivables grew 29 percent in 2004 as we experienced growth in all our receivable products with real estate secured receivables being the primary contributor of the growth. Real estate secured receivable levels reflect sales to HSBC Bank USA in 2004 and 2003 and purchases of correspondent receivables directly by HSBC Bank USA of $2.8 billion during 2004, a portion of which we otherwise would have purchased. Lower securitization levels also contributed to the increase in owned receivables in 2004.
Our return on average common shareholder’s(s’) equity (“ROE”) was 11.0 percent in 2004, compared to 10.7 percent in 2003 and 17.3 percent in 2002. The decrease in ROE in both 2004 and 2003 reflects higher average equity levels as a result of push-down accounting resulting from our acquisition by HSBC. Our return on average owned assets (“ROA”) was 1.57 percent in 2004 compared to 1.46 percent in 2003 and 1.62 percent in 2002. On an operating basis, ROE was 9.2 percent in 2004 compared to 11.9 percent in 2003 and 23.9 percent in 2002, and ROA was 1.32 percent in 2004 compared to 1.60 percent in 2003 and

HSBC Finance Corporation

2.21 percent in 2002. The decline in ROA on an operating basis in 2004 reflects lower net interest margin and lower securitization revenue. In 2003, the decline reflects higher operating expenses, higher provisions for credit losses and lower securitization revenue.
Our owned net interest margin was 7.33 percent in 2004, compared to 7.75 percent in 2003 and 7.57 percent in 2002. The decrease in 2004 was due to lower yields on our receivables, particularly real estate secured, auto finance and personal non-credit card partially offset by lower funding costs. The increase in 2003 was attributable to lower cost of funds including amortization of purchase accounting fair value adjustments, partially offset by lower yields on our receivables, particularly real estate secured receivables. The lower yields in 2004 and 2003 reflect a change in mix with higher levels of near-prime receivables, competitive pressure on pricing and, in 2004, the run-off of higher yielding real estate secured receivables, including second lien loans, largely due to refinancing activity.
Our owned basis efficiency ratio was 41.6 percent in 2004, compared to 42.8 percent in 2003 and 42.6 percent in 2002. Our owned basis efficiency ratio on an operating basis was 43.4 percent in 2004, compared to 41.0 percent in 2003 and 36.3 percent in 2002. In 2004, the increase in the efficiency ratio on an operating basis reflects higher operating expenses including higher intangible amortization, lower securitization revenue and lower overall yields on our receivables, partially offset by higher derivative income. In 2003, higher operating expenses, including higher intangible amortization, and planned higher legal and compliance costs were partially offset by higher net interest margin and higher derivative income.
On December 29, 2004, we sold our domestic private label receivable portfolio, including the retained interests associated with securitized private label receivables, to HSBC Bank USA for an aggregate purchase price of $12.4 billion. The domestic private label receivable portfolio sold consisted of receivables with a balance of $12.2 billion ($15.6 billion on a managed basis). We also released credit loss reserves of $505 million associated with this portfolio. The purchase price was determined based upon an independent valuation opinion. We retained the customer relationships and by agreement will sell additional domestic private label receivable originations generated under current and future private label accounts to HSBC Bank USA on a daily basis at fair market value. We will also service the receivables for HSBC Bank USA for a fee under a service agreement that was reviewed by the staff of the Federal Reserve Board.
We recorded a pre-tax gain from the sale of the domestic private label receivable portfolio, including retained securitization interests, of $663 million, which is reported as gain on bulk sale of private label receivables in our consolidated statement of income. In future periods, our net interest income, fee income and provision for credit losses for private label receivables will be substantially reduced, while other income will substantially increase as reduced securitization revenue associated with private label receivables will be more than offset by gains from continuing sales of private label receivables and receipt of servicing revenue on the portfolio from HSBC Bank USA. We anticipate that the net effect of these sales could result in a reduction to our 2005 net income by up to 10%. The amount of other income recorded will be dependent upon the volume of new receivables we originate during the year and will be subject to competitive factors as we sign agreements with new merchants and extend agreements with existing merchants. We and HSBC Bank USA will consider potential sales of some of our MasterCard and Visa receivables to HSBC Bank USA in the future based on the continuing evaluation of the capital and liquidity needs at each entity.
Upon receipt of regulatory approval for the sale of the domestic private label receivable portfolio, we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council for our domestic private label and MasterCard and Visa portfolios (“FFIEC Policies”). The adoption of the FFIEC charge-off policies resulted in a decrease to our net income of $121 million in the fourth quarter of 2004. We do not expect the adoption of FFIEC Policies for these portfolios to have a significant impact on our business model or on our results of operations or cash flows in future periods. See “Credit Quality” in Management’s Discussion and Analysis and Note 5, “Sale of Domestic Private Label Receivables and Adoption of FFIEC Policies,” to the accompanying consolidated financial statements for further discussion.

HSBC Finance Corporation

Because HSBC reports results on a U.K. GAAP basis, management also separately monitors earnings excluding goodwill amortization and net income under U.K. GAAP (non-GAAP financial measures). The following table summarizes U.K. GAAP results:

	Year ended	March 29 through
	December 31, 2004	December 31, 2003

	(in millions)
Earnings excluding goodwill amortization – U.K. GAAP basis	$3,105	$1,768
Net income – U.K. GAAP basis	2,584	1,387
Credit Quality
Our owned basis two-months-and-over contractual delinquency ratio in 2004 decreased from 5.36 percent to 4.07 percent compared to 2003. The decrease is consistent with the improvements in early delinquency trends we began to experience in the fourth quarter of 2003 as a result of improvements in the economy, better underwriting standards and improved credit quality of originations. Dollars of delinquency in 2004 decreased compared to 2003 due to the adoption of FFIEC charge-off policies for our domestic private label and MasterCard and Visa portfolios and the subsequent bulk sale of the domestic private label receivable portfolio in December 2004, partially offset by higher levels of receivables in 2004. Excluding these factors, dollars of delinquency would have increased only modestly despite significant growth in our owned portfolios as improvements in credit quality were more than offset by growth as securitized levels declined and our interest in the receivables of certain securitization trusts increased.
Net charge-offs as a percentage of average consumer receivables for 2004 decreased 6 basis points over 2003 despite being negatively impacted by a charge-off of $158 million related to the adoption of FFIEC Policies in the fourth quarter of 2004 as discussed above. Excluding the charge-off associated with the adoption of FFIEC Policies, net charge-offs as a percentage of average consumer receivables would have decreased 22 basis points in 2004. The lower delinquency levels we have been experiencing as a result of an improving economy as well as the impact of improved collection activities and higher levels of average receivables are having a positive impact on net charge-offs.
During 2004, our credit loss reserves decreased as a result of the bulk sale of our domestic private label receivables to HSBC Bank USA. Excluding this sale, owned credit loss reserves would have increased in 2004 reflecting growth in our loan portfolio, including lower securitization levels which result in our interest in the receivables of certain securitization trusts to increase, partially offset by improved credit quality.
Funding and Capital
During 2004, we were less reliant on third party debt and securitization funding as we used proceeds from the sales of real estate secured and private label receivables to HSBC Bank USA and debt issued to affiliates to assist in the funding of our businesses. Because we are now a subsidiary of HSBC, our credit ratings have improved and our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of these tightened credit spreads, reduced liquidity requirements and lower costs due to shortening the maturity of our liabilities, principally through increased issuance of commercial paper, we recognized cash funding expense savings in excess of approximately $350 million in 2004 and $125 million in 2003 compared to the funding costs we would have incurred using average spreads from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies including asset transfers will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years.
Securitization of consumer receivables has been a source of funding and liquidity for us. Under U.K. GAAP as currently reported by HSBC, our securitizations are treated as secured financings. In order to align our accounting treatment with that of HSBC under U.K. GAAP (and beginning in 2005 International Financial

HSBC Finance Corporation

Reporting Standards), we began to structure all new collateralized funding transactions as secured financings in the third quarter of 2004. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is expected to occur in early 2008 based on current projections. Private label trusts that publicly issued securities will now be replenished by HSBC Bank USA as a result of the daily sale of new domestic private label credit card originations to HSBC Bank USA. We will continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. In 2004, our net interest-only strip receivables, excluding both the mark-to-market adjustment recorded in accumulated other comprehensive income and the private label portion purchased by HSBC Bank USA, decreased $466 million. There was no impact, however, on cash received from operations or on U.K. GAAP reported results.
Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”) was 6.68 percent at December 31, 2004 and 7.03 percent at December 31, 2003. TETMA + Owned Reserves was 9.45 percent at December 31, 2004 and 9.89 percent at December 31, 2003. Tangible common equity to tangible managed assets was 4.67 percent at December 31, 2004 and 5.04 percent at December 31, 2003. Capital levels at December 31, 2004 reflect common stock dividends of $2.6 billion paid to our parent in 2004. These ratios represent non-GAAP financial ratios that are used by HSBC Finance Corporation management or certain rating agencies to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Reconciliations to GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent GAAP basis financial measure.
Future Prospects
Our continued success and prospects for growth are dependent upon access to the global capital markets. Numerous factors, both internal and external, may impact our access to, and the costs associated with, these markets. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of our management of credit risks inherent in our customer base. Our acquisition by HSBC has improved our access to the capital markets. It also has given us the ability to use HSBC’s liquidity to partially fund our operations and reduce our overall reliance on the debt markets. Our affiliation with HSBC has also expanded our access to a worldwide pool of potential investors.
Our results are also impacted by general economic conditions, primarily unemployment, underemployment and interest rates, which are largely out of our control. Because we generally lend to customers who have limited credit histories, modest incomes and high debt-to-income ratios or who have experienced prior credit problems, our customers are generally more susceptible to economic slowdowns than other consumers. As unemployment and underemployment increase, as they have in recent years, a higher percentage of our customers default on their loans and our charge-offs increase. Changes in interest rates generally affect both the rates that we charge to our customers and the rates that we must pay on our borrowings. In 2004, the interest rates that we paid on our debt increased. We have also experienced reduced pricing to our customers from a larger portion of our portfolio consisting of near prime receivables, and a higher mix of real estate secured receivables. Refinancing activity has also resulted in a higher rate of run-off of higher yielding real estate secured receivables, including second lien loans. Our ability to adjust our pricing on many of our products reduces our exposure to an increase in interest rates. The primary risks and opportunities to achieving our business goals in 2005, which are largely dependent upon economic conditions, could result in changes to loan volume, charge-off and net interest income.

HSBC Finance Corporation

Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Unless noted, the discussion of our financial condition and results of operations included in MD&A are presented on an owned basis of reporting.
HSBC Finance Corporation’s acquisition by HSBC on March 28, 2003 resulted in a new basis of accounting reflecting the fair value of our assets and liabilities for the “successor” periods beginning March 29, 2003. Information for all “predecessor” periods prior to the merger are presented using our historical basis of accounting, which impacts comparability with the “successor” period beginning March 29, 2003. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, MD&A combines the “predecessor” period (January 1 through March 28, 2003) with the “successor” period (March 29 through December 31, 2003) to present “combined” results for the year ended December 31, 2003.
In addition to the GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-GAAP basis:
Operating Results, Percentages and Ratios Certain percentages and ratios have been presented on an operating basis and have been calculated using “operating net income,” a non-GAAP financial measure. “Operating net income” is net income excluding certain nonrecurring items shown in the following table:

	2004	2003	2002

	(in millions)
Net income	$1,940	$1,603	$1,558
Gain on bulk sale of private label receivables, after tax	(423)	-	-
Adoption of FFIEC charge-off policies for domestic private label and MasterCard and Visa portfolios, after tax	121	-	-
HSBC acquisition related costs and other merger related items, after tax	-	167	-
Settlement charge and related expenses, after tax	-	-	333
Loss on disposition of Thrift assets and deposits, after tax	-	-	240

Operating net income	$1,638	$1,770	$2,131

We believe that excluding these nonrecurring items helps readers of our financial statements to better understand the results and trends of our underlying business. While we continue to make daily sales of new private label receivable originations to HSBC Bank USA, we consider the initial gain on bulk sale of the receivable portfolio including the retained interests associated with securitized private label receivables as nonrecurring because our results of operations for 2004 also include the net interest income, fee income, credit losses and securitization revenue generated by the portfolio and the related retained securitization interests through the date of sale on December 29, 2004. On an ongoing basis, net interest income, fee income, provision for credit losses and securitization revenue from this portfolio will be substantially reduced while other income will substantially increase as reduced securitization revenue associated with private label receivables will be more than offset by gains from continuing sales of private label receivables and servicing revenue on the portfolio received from HSBC Bank USA.
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

HSBC Finance Corporation

When reporting on a managed basis, net interest income, provision for credit losses and fee income related to receivables securitized are reclassified from securitization revenue in our owned statement of income into the appropriate caption. Additionally, charge-off and delinquency associated with these receivables are included in our managed basis credit quality statistics.
Debt analysts, rating agencies and others also evaluate our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables investors and other interested parties to better understand the performance and quality of our entire loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned and securitized portfolios. As the level of our securitized receivables falls over time, managed basis and owned basis results will eventually converge, and we will only report owned basis results.
Equity Ratios Tangible shareholder’s equity to tangible managed assets (“TETMA”), tangible shareholder’s equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-GAAP financial measures that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy. These ratios may differ from similarly named measures presented by other companies. The most directly comparable GAAP financial measure is common and preferred equity to owned assets.
We and certain rating agencies also monitor our equity ratios excluding the impact of purchase accounting adjustments. We do so because we believe that the purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations.
Preferred securities issued by certain non-consolidated trusts are considered equity in the TETMA and TETMA + Owned Reserves calculations because of their long-term subordinated nature and the ability to defer dividends. Our Adjustable Conversion-Rate Equity Security Units, adjusted for purchase accounting adjustments, are also considered equity in these calculations because they include investor obligations to purchase HSBC ordinary shares in 2006.
U.K. GAAP Because HSBC reports results on a U.K. GAAP basis, our management also separately monitors net income and earnings excluding goodwill amortization under U.K. GAAP (non-GAAP financial measures). The following table reconciles our net income on a U.S. GAAP basis to earnings excluding goodwill amortization and net income on a U.K. GAAP basis:

	Year ended	March 29 through
	December 31, 2004	December 31, 2003

		(Restated)
	(in millions)
Net income – U.S. GAAP basis	$1,940	$1,357
Adjustments, net of tax:
Deferred origination expenses	(111)	(157)
Derivative financial instruments	(175)	21
Securitizations	710	(430)
Intangibles	210	147
Purchase accounting adjustments	400	923
Other	131	(93)

Earnings excluding goodwill amortization – U.K. GAAP basis	3,105	1,768
Goodwill amortization	521	381

Net income – U.K. GAAP basis	2,584	1,387

HSBC Finance Corporation

Differences between U.S. and U.K. GAAP are as follows:
Loan origination
U.K. GAAP

•	Fee and commission income is accounted for in the period when receivable, except when it is charged to cover the costs of a continuing service to, or risk borne for, the customer, or is interest in nature. In these cases, it is recognized on an appropriate basis over the relevant period.
•	Loan origination costs are generally expensed as incurred. As permitted by U.K. GAAP, HSBC applies a restricted definition of the incremental, directly attributable origination expenses that are deferred and subsequently amortized over the life of the loans.
U.S. GAAP

•	Certain loan fee income and direct loan origination costs are amortized to the profit and loss account, on a straight-line basis, over the life of the loan as an adjustment to interest income (Statement of Financial Accounting Standard (“SFAS”) 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.) Prepayment and delinquency estimates are regularly monitored and fee and cost amortization rates adjusted accordingly.
•	Credit card annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year.
Derivatives
U.K. GAAP

•	Non-trading derivatives are those which are held for hedging purposes as part of our risk management strategy against cash flows, assets, liabilities, or positions measured on an accruals basis. Non-trading transactions include qualifying hedges and positions that synthetically alter the characteristics of specified financial instruments.
•	Non-trading derivatives are accounted for on an equivalent basis to the underlying assets, liabilities or net positions. Any profit or loss arising is recognized on the same basis as that arising from the related assets, liabilities or positions.
•	To qualify as a hedge, a derivative must effectively reduce the price, foreign exchange or interest rate risk of the asset, liability or anticipated transaction to which it is linked and be designated as a hedge at inception of the derivative contract. Accordingly, changes in the market value of the derivative must be highly correlated with changes in the market value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. If these criteria are met, the derivative is accounted for on the same basis as the underlying hedged item. Derivatives used for hedging purposes include swaps, forwards and futures.
•	Interest rate swaps are also used to alter synthetically the interest rate characteristics of financial instruments. In order to qualify for synthetic alteration, a derivative instrument must be linked to specific individual, or pools of similar, assets or liabilities by the notional principal and interest rate risk of the associated instruments, and must achieve a result that is consistent with defined risk management objectives. If these criteria are met, accrual based accounting is applied, i.e. income or expense is recognized and accrued to the next settlement date in accordance with the contractual terms of the agreement.
•	Any gain or loss arising on the termination of a qualifying derivative is deferred and amortized to earnings over the original life of the terminated contract. Where the underlying asset, liability or position is sold or terminated, the qualifying derivative is immediately marked-to-market through the profit and loss account.
•	Derivatives that do not qualify as hedges or synthetic alterations at inception are marked-to-market through the profit and loss account, with gains and losses included within “other income”.

HSBC Finance Corporation

U.S. GAAP

•	All derivatives must be recognized as either assets or liabilities in the balance sheet and be measured at fair value (SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”).
•	The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation as described below:

–	For a derivative designated as hedging exposure to changes in the fair value of a recognized asset or liability or a firm commitment, the gain or loss is recognized in earnings in the period of change together with the associated loss or gain on the hedged item attributable to the risk being hedged. Any resulting net gain or loss represents the ineffective portion of the hedge.
–	For a derivative designated as hedging exposure to variable cash flows of a recognized asset or liability, or of a forecast transaction, the derivative’s gain or loss associated with the effective portion of the hedge is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecast transaction affects earnings. The ineffective portion is reported in earnings immediately.
–	For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the change in fair value of the derivative associated with the effective portion of the hedge is included as a component of other comprehensive income (“OCI”), together with the associated loss or gain on the hedged item. The ineffective portion is reported in earnings immediately.
–	In order to apply hedge accounting it is necessary to comply with documentation requirements and to demonstrate the effectiveness of the hedge on a retrospective and prospective basis.
–	For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change in fair value.
Securitizations
U.K. GAAP

•	Financial Reporting Standard (“FRS”) 5, “Reporting the Substance of Transactions,” requires that the accounting for securitized receivables is governed by whether the originator has access to the benefits of the securitized assets and exposure to the risks inherent in those benefits and whether the originator has a liability to repay the proceeds of the note issue:

–	The securitized assets should be derecognized in their entirety and a gain or loss on sale recorded where the originator retains no significant benefits and no significant risks relating to those securitized assets.
–	The securitized assets and the related finance should be consolidated under a linked presentation where the originator retains significant benefits and significant risks relating to those securitized assets but where the downside exposure is limited to a fixed monetary amount and certain other conditions are met.
–	The securitized assets and the related finance should be consolidated on a gross basis where the originator retains significant benefits and significant risks relating to those securitized assets and does not meet the conditions required for linked presentation.
U.S. GAAP

•	SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” requires that receivables that are sold to a special purpose entity and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over those securitized assets.
•	Control has been surrendered over transferred assets if and only if all of the following conditions are met:

–	The transferred assets have been put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.

HSBC Finance Corporation

–	Each holder of interests in the transferee (i.e., holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.
–	The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.
–	If these conditions are not met the securitized assets should continue to be consolidated.

•	Where we retain an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the special purpose entity, we recognize this interest at fair value on sale of the assets.
•	There are no provisions for linked presentation of securitized assets and the related finance.
Intangible assets
U.K. GAAP

•	An intangible asset is recognized separately from goodwill where it is identifiable and controlled. It is identifiable only if it can be disposed of or settled separately without disposing of the whole business. Control requires legal rights or custody over the item.
•	An intangible asset purchased as part of a business combination is capitalized at fair value based on its replacement cost, which is normally its estimated market value.
U.S. GAAP

•	An intangible asset is recognized separately from goodwill when it arises from contractual or other legal rights or if it is separable, i.e. it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged in combination with a related contract, asset or liability. The effect of this is that certain intangible assets such as trademarks and customer relationships are recognized under U.S. GAAP, although such assets will not be recognized under U.K. GAAP.
•	Intangible assets are initially recognized at fair value. An intangible asset with a finite useful life is amortized on a straight-line basis over the period for which it contributes to the future cash flows of the entity. An intangible asset with an indefinite useful life is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Purchase accounting adjustments – The reconciling “purchase accounting adjustments” predominantly reflect:

•	the measurement of equity consideration at the date the terms of acquisition are agreed and announced under U.S. GAAP; under U.K. GAAP equity consideration is measured at the date of acquisition;
•	recognition of deferred tax on all fair value adjustments under U.S. GAAP, and corresponding amortization post-acquisition;
•	non-recognition of residual interests in securitization vehicles existing at acquisition under U.K. GAAP. Instead, the assets and liabilities of the securitization vehicles are recognized on the U.K. GAAP balance sheet, and credit provisions are established against the loans and advances. This GAAP adjustment existing at acquisition unwinds over the life of the securitization vehicles; and
•	certain costs which under U.K. GAAP, relate to either post-acquisition management decisions or certain decisions made prior to the acquisition are required to be expensed to the post-acquisition profit and loss account and cannot be capitalized as goodwill, or included within the fair value of the liabilities of the acquired entity.
Other – Includes adjustments related to suspension of interest accruals on nonperforming loans, capitalized software costs and other items.

•	Capitalized software costs

–	U.K. GAAP – HSBC generally expenses costs of software developed for internal use. If it can be shown that conditions for capitalization are met under FRS 10, “Goodwill and intangible assets,” or FRS 15, “Tangible fixed assets”, the software is capitalized and amortized over its useful life.

HSBC Finance Corporation

Website design and content development costs are capitalized only to the extent that they lead to the creation of an enduring asset delivering benefits at least as great as the amount capitalized.
–	U.S. GAAP – The American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 98-1, “Accounting for the costs of computer software developed or obtained for internal use,” requires that all costs incurred in the preliminary project and post implementation stages of internal software development be expensed. Costs incurred in the application development stage must be capitalized and amortized over their estimated useful life. Website design costs are capitalized and website content development costs are expensed as they are incurred.
Goodwill
U.K. GAAP

•	Goodwill arising on acquisitions of subsidiary undertakings, associates or joint ventures prior to 1998 was charged against reserves in the year of acquisition.
•	For acquisitions made on or after January 1, 1998, goodwill is included in the balance sheet and amortized over its estimated useful life on a straight-line basis. U.K. GAAP allows goodwill previously eliminated against reserves to be reinstated, but does not require it. In common with many other U.K. companies, HSBC elected not to reinstate such goodwill on the grounds that it would not materially assist the understanding of readers of its accounts who were already familiar with U.K. GAAP.
•	Goodwill included in the balance sheet is tested for impairment when necessary by comparing the recoverable amount of an entity with the carrying value of its net assets, including attributable goodwill. The recoverable amount of an entity is the higher of its value in use, generally the present value of the expected future cash flows from the entity, and its net realizable value.
•	At the date of disposal of subsidiaries, associates or joint ventures, any unamortized goodwill or goodwill charged directly against reserves is included in our share of the undertakings’ total net assets in the calculation of the gain or loss on disposal.
•	Where quoted securities are issued as part of the purchase consideration in an acquisition, the fair value of those securities for the purpose of determining the cost of acquisition is the market price at the date of completion.
U.S. GAAP

•	Goodwill acquired up to June 30, 2001 was capitalized and amortized over its useful life but not more than 25 years. The amortization of previously acquired goodwill ceased from December 31, 2001.
•	SFAS 142, “Goodwill and Other Intangible Assets” requires that goodwill should not be amortized but should be tested for impairment annually at the reporting unit level by applying a fair-value-based test.
•	The goodwill of a reporting unit should be tested for impairment between annual tests in response to events or changes in circumstance which could result in an impairment.
•	Where quoted securities are issued as part of the purchase consideration in an acquisition, the fair value of those securities for the purpose of determining the cost of acquisition is the average market price of the securities for a reasonable period before and after the date that the terms of the acquisition are agreed and announced.
The European Union (“EU”) has determined that all European listed companies will be required to prepare their consolidated financial statements using International Financial Reporting Standards (“IFRS GAAP”) by 2005. As a result, HSBC will be required to report their financial results under IFRS GAAP rather than U.K. GAAP beginning January 1, 2005. Therefore, beginning in the first quarter of 2005, we will replace our reconciliation of U.S. GAAP net income to both U.K. GAAP earnings excluding goodwill amortization and U.K. GAAP net income with a reconciliation of our U.S. GAAP net income to IFRS GAAP net income.
Quantitative Reconciliations of Non-GAAP Financial Measures to GAAP Financial Measures For a reconciliation of managed basis net interest income, fee income and provision for credit losses to the comparable owned basis amounts, see “Segment Results – Managed Basis” in this MD&A. For a reconciliation of our

HSBC Finance Corporation

owned loan portfolio by product to our managed loan portfolio, see Note 7, “Receivables,” to the accompanying consolidated financial statements. For additional quantitative reconciliations of non-GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to GAAP Financial Measures.”
Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We believe our policies are appropriate and fairly present the financial position of HSBC Finance Corporation.
The significant accounting policies used in the preparation of our financial statements are more fully described in Note 2 to the accompanying consolidated financial statements. Certain critical accounting policies, which affect the reported amounts of assets, liabilities, revenues and expenses, are complex and involve significant judgment by our management, including the use of estimates and assumptions. We recognize the different inherent loss characteristics in each of our loan products as well as the impact of operational policies such as customer account management policies and practices and risk management/collection practices. As a result, changes in estimates, assumptions or operational policies could significantly affect our financial position or our results of operations. We base and establish our accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions, customer account management policies and practices, risk management/collection practices, or conditions as discussed below.
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
Credit Loss Reserves Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed to us when they become contractually due. Consequently, we maintain credit loss reserves at a level that we consider adequate, but not excessive, to cover our estimate of probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. Loss reserve estimates are reviewed periodically, and adjustments are reflected through the provision for credit losses in the period when they become known. We believe the accounting estimate relating to the reserve for credit losses is a “critical accounting estimate” for the following reasons:

•	The provision for credit losses totaled $4.3 billion in 2004, $4.0 billion in 2003 and $3.7 billion in 2002 and changes in the provision can materially affect net income. As a percentage of average owned receivables, the provision was 4.28 percent in 2004 compared to 4.45 percent in 2003 and 4.52 percent in 2002.
•	Estimates related to the reserve for credit losses require us to consider future delinquency and charge-off trends which are uncertain and require a high degree of judgment.
•	The reserve for credit losses is influenced by factors outside of our control such as customer payment patterns, economic conditions, bankruptcy trends and laws.
Because our loss reserve estimate involves judgment and is influenced by factors outside of our control, it is reasonably possible such estimates could change. Our estimate of probable net credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions which influence growth, portfolio seasoning, bankruptcy trends, delinquency rates and the flow of loans through the various stages of delinquency, or buckets, the realizable value of any collateral and actual loss exposure. Changes in such

HSBC Finance Corporation

estimates could significantly impact our credit loss reserves and our provision for credit losses. For example, a 10% change in our projection of probable net credit losses on owned receivables could have resulted in a change of approximately $400 million in our credit loss reserve for owned receivables at December 31, 2004. The reserve for credit losses is a critical accounting estimate for all three of our reportable segments.
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
We periodically re-evaluate our estimate of probable losses for consumer receivables. Changes in our estimate are recognized in our statement of income as provision for credit losses in the period that the estimate is changed. Our credit loss reserves for owned receivables decreased $168 million to $3.6 billion at December 31, 2004 as a direct result of the release of $505 million in December 2004 of credit loss reserves associated with the bulk sale of our domestic private label receivables to HSBC Bank USA. Excluding the bulk sale, credit loss reserves would have increased at December 31, 2004 reflecting growth in our loan portfolio, including lower securitization levels, partially offset by improved asset quality. Our reserves as a percentage of receivables were 3.40 percent at December 31, 2004, 4.11 percent at December 31, 2003 and 4.04 percent at December 31, 2002. Reserves as a percentage of receivables at December 31, 2004 were lower than at December 31, 2003 as a result of improved credit quality and higher levels of real estate secured receivables. Compared to December 31, 2002, our reserves as a percentage of receivables at December 31, 2003 increased as a result of the sale of $2.8 billion of higher quality real estate secured loans to HSBC Bank USA in December 2003. Had this sale not occurred, reserves as a percentage of receivables at December 31, 2003 would have been lower than 2002 as a result of improving credit quality in the latter half of 2003 as delinquency rates stabilized and charge-off levels improved.
For more information about our charge-off and customer account management policies and practices, see “Credit Quality – Delinquency and Charge-offs” and “Credit Quality – Customer Account Management Policies and Practices.”
Receivables Sold and Serviced With Limited Recourse and Securitization Revenue We have historically used a variety of sources to fund our operations. These sources include the use of collateralized funding transactions which are either structured as securitizations, which receive sale treatment, or as secured financings, which do not receive sale treatment. For securitizations which qualify as sales, the receivables are removed from the balance sheet and a gain on sale and interest-only strip receivable are recognized. Determination of both the gain on sale and the interest-only strip receivable include estimates of future cash flows to be received over the

HSBC Finance Corporation

lives of the sold receivables. We believe the accounting estimates relating to gains on sale and the value of the interest-only strip receivable are “critical accounting estimates” for the following reasons:

•	Changes in the estimates of future cash flows used to determine gains on sale and the value of interest-only strip receivables may materially affect net income.
•	The value of our interest-only strip receivable totaled $323 million at December 31, 2004 and $1,036 million at December 31, 2003. This value may be influenced by factors outside of our control such as customer payment patterns and economic conditions which impact charge-off and delinquency.
•	Estimates relating to the gain on sale and the value of our interest-only strip receivable require us to forecast cash flows which are uncertain and require a high degree of judgment.
The lives of the receivables that we securitize and that qualify as sales, are relatively short. Recording gains on sales for receivables with shorter lives reduces the period of time for which cash flows must be forecasted and, therefore, reduces the potential volatility of these projections. Because our securitization accounting involves judgment and is influenced by factors outside of our control, it is reasonably possible such forecasts and estimates could change. Changes in such estimates or in the level or mix of receivables securitized could significantly impact the gains on sale we record and the value of our interest-only strip receivables. Determination of both the gain on sale and the interest-only strip receivable are critical accounting estimates for all three of our reportable segments.
We have not structured any real estate secured receivable securitization transactions to receive sale treatment since 1997. As a result, the real estate secured receivables, which generally have longer lives than our other receivables, and related debt remain on our balance sheet. In the third quarter of 2004, we decided to structure all new collateralized funding transactions as secured financings. However, because existing public MasterCard/ Visa transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is expected to occur in early 2008 based on current projections. Private label trusts that publicly issued securities will now be replenished by HSBC Bank USA as a result of the daily sale of new domestic private label credit card originations to HSBC Bank USA. We will continue to replenish, at reduced levels, certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. See “Off Balance Sheet Arrangements and Secured Financings” for further discussion of our decision to fund all new collateralized funding transactions as secured financings.
A gain on sale is recognized for the difference between the carrying value of the receivables securitized and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions based on historical experience and estimates of expected future performance. Gains on sale net of recourse provisions, servicing income and excess spreads relating to securitized receivables are reported as securitization revenue in our consolidated statements of income.
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

HSBC Finance Corporation

Assumptions used in estimating gains on sales of receivables are evaluated with each securitization transaction. Assumptions used in valuing interest-only strip receivables are re-evaluated each quarter based on experience and expectations of future performances. During 2004 and 2003, we experienced lower interest rates on both the receivables sold and securities issued. In 2004, we generally experienced lower delinquency and charge-offs on the underlying receivables sold but in 2003 we generally experienced higher delinquency and charge-off on the underlying receivables sold. We also had lower initial securitization of receivables in 2004 and in 2003 as a result of the use of alternative funding sources including HSBC subsidiaries and clients and in 2004, as a result of the decision to structure all new collateralized funding transactions as secured financings as discussed above. These factors impact both the gains recorded and the values of our interest-only strip receivables. Securitization gains will vary each year based on the level and rate of receivables securitized in that particular year. The sensitivity of our interest-only strip receivable to various adverse changes in assumptions and the amount of gain recorded and initial receivables securitized in each period is disclosed in Note 9, “Asset Securitizations,” to the accompanying consolidated financial statements.
Due to our decision to structure all new collateralized funding as secured financings, securitization transactions should continue to decrease in 2005 while secured financings in 2005 should increase over the 2004 levels.
Goodwill and Intangible Assets Goodwill and intangible assets with infinite lives are not subject to amortization. Intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets are reviewed annually on July 1 for impairment using discounted cash flows, but impairment may be reviewed earlier if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment.
We believe the impairment testing of our goodwill and intangibles is a critical accounting estimate due to the level of goodwill ($6.9 billion) and intangible assets ($2.7 billion) recorded at December 31, 2004 and the significant judgment required in the use of discounted cash flow models to determine fair value. Discounted cash flow models include such variables as revenue growth rates, expense trends, interest rates and terminal values. Based on an evaluation of key data and market factors, management’s judgment is required to select the specific variables to be incorporated into the models. Additionally, the estimated fair value can be significantly impacted by the cost of capital used to discount future cash flows. The cost of capital percentage is generally derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables which are established on the basis of management’s judgment. When management’s judgment is that the anticipated cash flows have decreased and/or the cost of capital has increased, the effect will be a lower estimate of fair value. If the fair value is determined to be lower than the carrying value, an impairment charge will be recorded and net income will be negatively impacted.
Impairment testing of goodwill requires that the fair value of each reporting unit be compared to its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. For purposes of the annual goodwill impairment test, we assigned our goodwill to our reporting units. At July 1, 2004, the estimated fair value of each reporting unit exceeded its carrying value, resulting in none of our goodwill being impaired.
Impairment testing of intangible assets requires that the fair value of the asset be compared to its carrying amount. At July 1, 2004, the estimated fair value of each intangible asset exceeded its carrying value and, as such, none of our intangible assets were impaired.
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

HSBC Finance Corporation

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
Receivables Review

The following table summarizes owned receivables at December 31, 2004 and increases (decreases) over prior periods:

		Increases (decreases) from

		December 31,		December 31,
		2003		2002
	December 31,
	2004	$	%	$	%

	(dollars are in millions)
Real estate secured	$64,820	$13,599	27%	$19,001	41%
Auto finance	7,544	3,406	82	5,520	273
MasterCard/ Visa	14,635	3,453	31	5,688	64
Private label	3,411	(9,193)	(73)	(7,928)	(70)
Personal non-credit card	16,128	3,296	26	2,158	15
Commercial and other	317	(84)	(21)	(146)	(32)

Total owned receivables	$106,855	$14,477	16%	$24,293	29%

Real estate secured receivables Driven by growth in our correspondent and branch businesses, real estate secured receivables increased over the year-ago period. Real estate secured receivable levels reflect sales to HSBC Bank USA of $.9 billion on March 31, 2004 and $2.8 billion on December 31, 2003, as well as HSBC Bank USA’s purchase of receivables directly from correspondents totaling $2.8 billion in 2004, a portion of which we otherwise would have purchased. Growth in real estate secured receivables was also supplemented by purchases from a single correspondent relationship which totaled $2.6 billion in 2004. Real estate secured receivable levels in our branch-based consumer lending business improved because of higher sales volumes than the prior year as we continue to emphasize real estate secured loans, including a near-prime mortgage product we first introduced in 2003. Also contributing to the increase was $900 million of acquisitions from a portfolio acquisition program. The increases in the real estate secured receivable levels have been partially offset by run-off of higher yielding real estate secured receivables, including second lien loans, largely due to refinance activity.
Auto finance receivables Auto finance receivables increased over the year-ago period due to newly originated loans acquired from our dealer network, strategic alliances established during 2003, increased originations from direct mail solicitations, the Internet and lower securitization levels. This growth was partially offset by the continued liquidation of previously acquired portfolios.
MasterCard and Visa receivables MasterCard and Visa receivables reflect organic growth especially in our subprime and Household Bank prime portfolios as well as strong growth in the U.K. Lower securitization levels also contributed to the increase at December 31, 2004.
Private label receivables The significant decrease in private label receivables reflects the sale of $12.2 billion of domestic private label receivables to HSBC Bank USA in December 2004. Prior to the sale of the domestic private label portfolio, private label receivables were higher than the prior year balance by approximately $3.0 billion due to lower securitization levels, a $.5 billion portfolio acquisition and organic growth through existing merchants.

HSBC Finance Corporation

Personal non-credit card receivables Personal non-credit card receivables are comprised of the following:

December 31,	2004	2003	2002

	(in millions)
Domestic personal non-credit card	$7,881	$5,608	$6,447
Union Plus personal non-credit card	474	714	1,095
Personal homeowner loans	3,693	3,302	4,144
Foreign personal non-credit card	4,080	3,208	2,285

Total personal non-credit card	$16,128	$12,832	$13,971

Personal non-credit card receivables increased during 2004 as a result of lower securitization levels and increased marketing. In the second half of 2004, we began to increase the availability of this product as a result of the improving U.S. economy. In 2003, we intentionally decreased the size of this portfolio through tightened underwriting and decreased marketing in our branches.
Domestic and foreign personal non-credit card loans (cash loans with no security) are made to customers who may not qualify for either a real estate secured or personal homeowner loan (“PHL”). The average personal non-credit card loan is approximately $6,500 and 60 percent of the personal non-credit card portfolio is closed-end with terms ranging from 12 to 60 months. The Union Plus personal non-credit card loans are part of our affinity relationship with the AFL-CIO and are underwritten similar to other personal non-credit card loans.
PHL’s typically have terms of 120 to 240 months and are subordinate lien, home equity loans with high (100 percent or more) combined loan-to-value ratios which we underwrite, price and manage like unsecured loans. The average PHL is approximately $19,000. Because recovery upon foreclosure is unlikely after satisfying senior liens and paying the expenses of foreclosure, we do not consider the collateral as a source for repayment in our underwriting. Historically, these loans have performed better from a credit loss perspective than traditional unsecured loans as consumers are more likely to pay secured loans than unsecured loans in times of financial distress.
Distribution and Sales We reach our customers through many different distribution channels and our growth strategies vary across product lines. The consumer lending business originates real estate and personal non-credit card products through its retail branch network, direct mail, telemarketing, strategic alliances and Internet applications. The mortgage services business originates real estate secured receivables through brokers and purchases real estate secured receivables primarily through correspondents. Private label receivables are generated through merchant promotions, application displays, Internet applications, direct mail and telemarketing. Auto finance receivables are generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance receivables are generated through direct lending which includes alliance partner referrals, Internet applications and direct mail. MasterCard and Visa receivables are generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our co-branding and affinity relationships, mass media advertisements and merchant relationships sourced through our retail services business. We also supplement internally-generated receivable growth with portfolio acquisitions.
Our acquisition by HSBC has allowed us to enlarge our customer base through cross-selling products to HSBC customers as well as generating new business with various major corporations. The rebranding of the majority of our U.S. and Canadian businesses to the HSBC brand in September 2004 has positively impacted these efforts. A Consumer Finance team has been established to help extend the U.S. business model to emerging markets across the HSBC Group.
Based on certain criteria, we offer personal non-credit card customers who meet our current underwriting standards the opportunity to convert their loans into real estate secured loans. This enables our customers to have access to additional credit at lower interest rates. This also reduces our potential loss exposure and improves our portfolio performance as previously unsecured loans become secured. We converted approxi-

HSBC Finance Corporation

mately $520 million of personal non-credit card loans into real estate secured loans in 2004 and $350 million in 2003. It is not our practice to rewrite or reclassify delinquent secured loans (real estate or auto) into personal non-credit card loans.
Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statement of income.
Net interest income The following table summarizes net interest income:

Year ended December 31,	2004	2003	2002

	Restated
	(dollars are in millions)
Finance and other interest income	$10,945	$10,242	$10,525
Interest expense	3,143	2,928	3,871

Net interest income	$7,802	$7,314	$6,654

Net interest margin	7.33%	7.75%	7.57%

The increase in net interest income during 2004 was due to higher average receivables partially offset by lower yields on our receivables, particularly real estate secured, auto finance and personal non-credit card receivables and higher interest expense. The lower yields in 2004 reflect strong receivable and refinancing growth which has occurred in an economic cycle with historically low market rates, high liquidation of older, higher yielding loans, product expansion into near-prime customer segments and competitive pricing pressures due to excess market capacity. All of these factors contributed to a decrease in overall loan yields. The higher interest expense experienced in 2004 was due to a larger balance sheet partially offset by a lower cost of funds. Our purchase accounting fair value adjustments include both amortization of fair value adjustments to our external debt obligations and receivables. Amortization of purchase accounting fair value adjustments increased net interest income by $697 million in 2004 and $570 million in 2003.
The increase in net interest income during 2003 was attributable to higher average receivables and lower cost of funds including the amortization of purchase accounting fair value adjustments, partially offset by lower yields on our receivables due to reduced pricing and the amortization of purchase accounting fair value adjustments.
Net interest margin was 7.33 percent in 2004, 7.75 percent in 2003 and 7.57 percent in 2002. As discussed above, lower yields on certain products drove the decrease in 2004, partially offset by lower funding costs on our debt. The increase in 2003 was attributable to a lower cost of funds, including the amortization of purchase accounting fair value adjustments applied to our external debt obligations, partially offset by lower yields on our receivables, particularly real estate secured, due to reduced pricing and the amortization of purchase accounting fair value adjustments to our receivables.
Our net interest margin on an owned basis was impacted by the loss of hedge accounting on the hedging relationships at the time of merger. The loss of hedge accounting on the impacted hedging relationships reduced net interest income by $236 million in 2004 and $307 million in 2003. The following table compares our reported net interest margin to what it otherwise would have been if hedge accounting had not been lost:

		Without
		Loss of
	As	Hedge
	Reported	Accounting*

2004	7.33%	7.55%
2003	7.75	8.08
2002	7.57	7.57

*	Represents a non-GAAP financial measure which is being provided for comparison of our trends and should be read in conjunction with our reported results.

HSBC Finance Corporation

Our net interest income on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest income was $10.3 billion in 2004, $10.2 billion in 2003 and $9.3 billion in 2002. Managed basis net interest margin was 7.97 percent in 2004 compared to 8.60 percent in 2003 and 8.47 percent in 2002. The decrease in net interest margin in 2004 was due to lower yields on our receivables, partially offset by lower funding costs on our debt as discussed above. Lower funding costs and the impact of the previously discussed amortization of purchase accounting adjustments were the primary drivers of the increase in net interest margin in 2003. Net interest margin is greater than on an owned basis because the managed basis portfolio includes more unsecured loans which have higher yields.
Our net interest margin on a managed basis was impacted by the loss of hedge accounting as discussed above. The following table compares our reported net interest margin to what it otherwise would have been had hedge accounting not been lost:

		Without
		Loss of
	As	Hedge
	Reported	Accounting*

2004	7.97%	8.15%
2003	8.60	8.86
2002	8.47	8.47

*	Represents a non-GAAP financial measure which is being provided for comparison of our trends and should be read in conjunction with our reported results.
Our interest earning assets expose us to interest rate risk. We try to manage this risk by borrowing money with similar interest rate and maturity profiles; however, there are instances when this cannot be achieved. When the various risks inherent in both the asset and the debt to do not meet our desired risk profile, we use derivative financial instruments to manage these risks to acceptable interest rate risk levels. See “Risk Management” for additional information regarding interest rate risk and derivative financial instruments.
See the “Net Interest Margin” tables and “Reconciliation to GAAP Financial Measures” for additional information regarding our owned basis and managed basis net interest income.
Provision for credit losses The provision for credit losses includes current period net credit losses and an amount which we believe is sufficient to maintain reserves for losses of principal, interest and fees, including late, overlimit and annual fees, at a level that reflects known and inherent losses in the portfolio. Growth in receivables and portfolio seasoning ultimately result in higher provision for credit losses. The provision for credit losses may also vary from year to year depending on a variety of additional factors including product mix and the credit quality of the loans in our portfolio, historical delinquency roll rates, customer account management, risk management/collection policies related to our loan products, economic conditions and our product vintage analysis.
The following table summarizes provision for owned credit losses:

Year ended December 31,	2004	2003	2002

Provision for credit losses	$4,334	$3,967	$3,732
Our provision for credit losses increased in 2004 compared to 2003. The adoption of FFIEC charge-off policies for our domestic private label and MasterCard/ Visa portfolios resulted in a $38 million increase to loss provision in the fourth quarter of 2004 as the incremental charge-off of $158 million associated with these products was partially offset by the release of $120 million in existing credit loss reserves. In 2004, we recorded credit loss provision greater than net charge-offs of $301 million. Excluding the impact of the adoption of FFIEC charge-off policies as previously discussed, credit loss provision was $421 million greater than net

HSBC Finance Corporation

charge-offs. Our credit loss provision increased in 2004 due to receivable growth, including lower securitization levels, partially offset by improving asset quality. Net charge-off dollars for 2004 increased $446 million ($288 million excluding FFIEC) compared to 2003 as higher delinquencies due to adverse economic conditions which existed in 2003 migrated to charge-off in 2004, which was partially offset by an overall improvement in asset quality during 2004. Owned loss provision was greater than charge-offs by $380 million in 2003 and $603 million in 2002. Receivable growth, increases in personal bankruptcy filings and the weak economy contributed to the increase in provision dollars in 2003.
The provision as a percent of average owned receivables was 4.28 percent in 2004, 4.45 percent in 2003 and 4.52 percent in 2002. Excluding the impact of adopting FFIEC charge-off policies as described above, the provision as a percentage of average owned receivables in 2004 would have been lower by 4 basis points. The decrease in 2004 reflects receivable growth and improved credit quality. The decrease in 2003 reflects lower additions to loss reserves as a result of improving charge-offs in the latter half of 2003.
See “Critical Accounting Policies,” “Credit Quality,” “Analysis of Credit Loss Reserves Activity” and “Reconciliations to GAAP Financial Measures” for additional information regarding our owned basis and managed basis loss reserves and the adoption of FFIEC policies. See Note 8, “Credit Loss Reserves” in the accompanying consolidated financial statements for additional analysis of the owned basis and managed basis loss reserves.
Other revenues The following table summarizes other revenues:

Year ended December 31,	2004	2003	2002

	Restated
	(in millions)
Securitization revenue	$1,008	$1,461	$2,134
Insurance revenue	839	746	716
Investment income	137	196	182
Derivative income	511	286	3
Fee income	1,091	1,064	948
Taxpayer financial services income	217	185	240
Other income	607	381	301
Gain on bulk sale of private label receivables	663	–	–
Loss on disposition of Thrift assets and deposits	–	–	(378)

Total other revenues	$5,073	$4,319	$4,146

Securitization revenue is the result of the securitization of our receivables and includes the following:

Year ended December 31,	2004	2003	2002

	(in millions)
Net initial gains(1)	$25	$176	$322
Net replenishment gains(1)	414	548	523
Servicing revenue and excess spread	569	737	1,289

Total	$1,008	$1,461	$2,134

(1)	Net of our estimate of probable credit losses under the recourse provisions
The decrease in securitization revenue in 2004 was due to lower levels and changes in the product mix of receivables securitized during the year, including the impact of higher receivables run-off and the shorter expected lives of securitization trusts as a result of our decision in the third quarter of 2004 to structure all new collateralized funding transactions as secured financings. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of

HSBC Finance Corporation

receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is expected to occur in early 2008 based on current projections. Private label trusts that publicly issued securities will now be replenished by HSBC Bank USA as a result of the daily sales of new domestic private label originations to HSBC Bank USA. We will continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. While the termination of sale treatment on new collateralized funding activity and the reduction of sales under replenishment agreements reduced our reported net income under U.S. GAAP, there was no impact on cash received from operations or on U.K. GAAP reported results.
The decrease in securitization revenue in 2003 was due to decreases in the level of initial securitizations during the year as a result of the use of alternative funding sources, including funding from HSBC subsidiaries and clients, lower excess spread especially at auto finance due to higher loss estimates as a result of certain vintages performing worse than expected and the amortization of purchase accounting fair value adjustments on our interest-only strip receivables.
Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income and, in 2004, the private label portion purchased by HSBC Bank USA, decreased $466 million in 2004 and $430 million in 2003.
See Note 2, “Summary of Significant Accounting Policies,” and Note 9, “Asset Securitizations,” to the accompanying consolidated financial statements, and “Critical Accounting Policies” and “Off Balance Sheet Arrangements and Secured Financings” for further information on asset securitizations.
Insurance revenue increased in 2004 due to increased sales in our U.K. business partially offset by slightly lower revenue from our domestic operations due to the continued run off of insurance products discontinued in prior years. The increase in insurance revenue in 2003 was also due to increased sales in our U.K. business partially offset by decreased sales in our domestic portfolio as a result of decreased originations in our branches in the first half of 2003 as well as a general decline in the percentage of customers who purchase insurance.
Investment income, which includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities, decreased in 2004 as a result of decreases in income due to lower yields on lower average balances, lower gains from security sales and reduced amortization of purchase accounting fair value adjustments. In 2003, higher realized gains on security sales were partially offset by lower yields including the impact of the amortization of purchase accounting fair value adjustments.
Derivative income, which includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS 133 as well as the ineffectiveness on derivatives associated with our qualifying hedges is summarized in the table below:

	2004	2003	2002

	(in millions)
Net realized gains (losses)	$68	$54	$–
Net unrealized gains (losses)	442	230	–
Ineffectiveness	1	2	3

Total	$511	$286	$3

Derivative income increased in 2004 due to an increasing interest rate environment and a weakening of the U.S. dollar which caused our currency swaps and pay fixed interest rate swaps, which do not qualify for hedge accounting under SFAS 133, to increase in value. These derivatives remain economic hedges of the underlying debt instruments. The increase in derivative income in 2003 reflects the loss of hedge accounting for all pre-existing hedging relationships following our acquisition by HSBC, including those that had previously qualified for shortcut accounting under SFAS 133 prior to the merger.

HSBC Finance Corporation

Fee income, which includes revenues from fee-based products such as credit cards, increased in 2004 and 2003 due to higher credit card fees, particularly relating to our subprime credit card portfolio. For 2004, the higher credit card fees were partially offset by higher payments to merchant partners as a result of portfolio acquisitions in our retail services business. See Note 23, “Business Segments,” to the accompanying consolidated financial statements for additional information on fee income on a managed basis.
Taxpayer financial services (“TFS”) income increased in 2004 primarily due to lower funding costs as a result of our acquisition by HSBC. The decrease in TFS income in 2003 was a result of higher funding costs, participation payments and credit losses.
Other income increased in 2004 and 2003. The increase in 2004 was due to higher ancillary credit card revenue, higher income associated with affiliate transactions and higher gains on miscellaneous asset sales, including the partial sale of a real estate investment. In 2003, the increase was due to higher loan sale revenue from our mortgage operations.
Gain on bulk sale of private label receivables resulted from the sale of $12.2 billion of domestic private label receivables ($15.6 billion on a managed basis) including the retained interests associated with securitized private label receivables to HSBC Bank USA in December 2004. See Note 5, “Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies,” to the accompanying consolidated financial statements for further information.
Loss on disposition of Thrift assets and deposits resulted from the disposition of substantially all of the remaining assets and deposits of the Thrift in the fourth quarter of 2002.
Costs and Expenses Effective January 1, 2004, our technology services employees were transferred to HSBC Technology and Services (USA) Inc. (“HTSU”). As a result, operating expenses relating to information technology as well as certain item processing and statement processing activities, which have previously been reported as salaries and fringe benefits, occupancy and equipment expenses, or other servicing and administrative expenses, are now billed to us by HTSU and reported as support services from HSBC affiliates. Support services from HSBC affiliates also include banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC.
The following table summarizes total costs and expenses:

Year ended December 31,	2004	2003	2002

	(in millions)
Salaries and employee benefits	$1,886	$1,998	$1,817
Sales incentives	363	263	256
Occupancy and equipment expenses	323	400	371
Other marketing expenses	636	548	531
Other servicing and administrative expenses	868	1,149	889
Support services from HSBC affiliates	750	-	-
Amortization of intangibles	363	258	58
Policyholders’ benefits	412	377	368
Settlement charge and related expenses	-	-	525
HSBC acquisition related costs incurred by HSBC Finance Corporation	-	198	-

Total costs and expenses	$5,601	$5,191	$4,815

Salaries and employee benefits decreased in 2004 primarily due to the transfer of our technology personnel to HTSU. Excluding this change, salaries and fringe benefits increased $126 million in 2004 as a result of additional staffing to support growth, primarily in our consumer lending, mortgage services and international

HSBC Finance Corporation

business units and in our compliance functions. In addition to the above, higher employee benefit plan expenses also contributed to the increase in 2003.
Sales incentives increased in 2004 due to higher volumes in our branches and increases in our mortgage services business. The increase in 2003 was primarily due to increases in our mortgage services business, partially offset by lower new loan volume in our branches and our auto finance business.
Occupancy and equipment expenses decreased in 2004 primarily due to the formation of HTSU as discussed above. The increase in 2003 was primarily the result of higher repairs and occupancy maintenance costs.
Other marketing expenses includes payments for advertising, direct mail programs and other marketing expenditures. The increase in 2004 was primarily due to increased credit card marketing, largely due to changes in contractual marketing responsibilities associated with the General Motors (“GM”) co-branded credit card. These changes will result in higher marketing expense for the GM Card® in the future. The increase in 2003 was primarily due to increased marketing initiatives in our domestic MasterCard and Visa portfolios.
Other servicing and administrative expenses decreased in 2004 primarily due to the transfer of certain item processing and statement processing services to HTSU. This decrease was partially offset by higher systems and credit bureau costs due to growth, higher insurance commissions and costs associated with the rebranding. Higher collection, legal, compliance and REO expenses as well as receivable growth contributed to the increase in 2003.
Support services from HSBC affiliates primarily include technology and other services charged to us by HTSU since its inception on January 1, 2004.
Amortization of intangibles increased in 2004 and 2003 due to the higher amortization of intangibles established in conjunction with the HSBC merger on March 28, 2003. Due to the timing of the merger, there were nine months of amortization expense in 2003 compared with a full year of amortization expense in 2004.
Policyholders’ benefits increased in both 2004 and 2003 due to higher sales in our U.K. business and higher amortization of fair value adjustments relating to our insurance business, partially offset by lower expenses in our domestic business.
HSBC acquisition related costs incurred by HSBC Finance Corporation in the first quarter of 2003 include payments to executives under existing employment contracts and investment banking, legal and other costs relating to our acquisition by HSBC.
The following table summarizes our owned basis efficiency ratio:

Year ended December 31,	2004	2003	2002

		Restated
GAAP basis efficiency ratio	41.6%	42.8%	42.6%
Operating basis efficiency ratio(1)	43.4	41.0	36.3

(1)	Represents a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of our operating efficiency ratio to our owned basis GAAP efficiency ratio.
The deterioration in the efficiency ratio on an operating basis for 2004 was primarily attributable to an increase in operating expenses, including higher intangible amortization, lower securitization revenue and lower overall yields on our receivables partially offset by higher derivative income. The deterioration in the efficiency ratio on an operating basis in 2003 reflects lower securitization revenue and higher operating expenses, partially offset by higher net interest income and higher derivative income.

HSBC Finance Corporation

Income taxes Our effective tax rates were as follows:

Year ended December 31, 2004 (successor)	34.0%
March 29 through December 31, 2003 (successor) (Restated)	33.7
January 1 through March 28, 2003 (predecessor)	42.5
Year ended December 31, 2002 (predecessor)	30.9
The effective tax rate for January 1 through March 28, 2003 was adversely impacted by the non-deductibility of certain HSBC acquisition related costs. The lower effective tax rate in 2002 was largely attributable to lower state and local taxes and a reduction in noncurrent tax requirements.
Segment Results – Managed Basis

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom, Canada, the Republic of Ireland, the Czech Republic and Hungary.
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
The accounting policies of the reportable segments are described in Note 2, “Summary of Significant Accounting Policies,” to the accompanying financial statements. For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. We evaluate performance and allocate resources based on income from operations after income taxes and returns on equity and managed assets.
We provide information to management, monitor our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage and evaluate our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results, and make decisions about allocating resources such as employees and capital on a managed basis.
When reporting on a managed basis, net interest income, provision for credit losses and fee income related to receivables securitized are reclassified from securitization revenue in our owned statement of income into the appropriate caption.

HSBC Finance Corporation

Consumer Segment The following table summarizes results for our Consumer segment:

Year ended December 31,	2004	2003	2002

	(in millions)
Net income	$1,563	$1,061	$838
Operating net income	1,247	1,061	1,411
Net interest income	7,699	7,333	6,976
Securitization revenue	(1,433)	337	597
Fee and other income, excluding gain on the bulk sale of domestic private label receivables and loss on disposition of Thrift assets and deposits	638	664	644
Gain on bulk sale of private label receivables	683	-	-
Loss on disposition of Thrift assets and deposits	-	-	378
Intersegment revenues	101	107	145
Provision for credit losses	2,575	4,275	3,903
Settlement charge and related expenses	-	-	525
Total costs and expenses, excluding settlement charge and related expenses	2,528	2,358	2,044
Receivables	87,839	87,104	79,448
Assets	89,809	89,791	82,685
Net interest margin	8.20%	8.59%	8.68%
Return on average managed assets	1.64	1.22	1.02
Our Consumer Segment reported higher net income in 2004 and 2003. Operating net income (a non-GAAP financial measure of net income excluding the gain on the bulk sale of the domestic private label portfolio and the impact of adoption of FFIEC charge-off policies for our domestic private label portfolio in 2004 and the settlement charge and related expenses and the Thrift disposition loss in 2002) increased in 2004 but decreased in 2003. In 2004, the increase in operating net income was due to increases in net interest income and decreases in provision for credit losses which were partially offset by higher operating expenses and substantially lower securitization revenue. Net interest income increased primarily due to higher receivable levels. Net interest margin, however, decreased primarily due to faster growth in lower yielding real estate secured lending, lower yields on real estate secured, auto finance and personal non-credit card receivables as a result of competitive pressure on pricing, as well as the run off of higher yielding real estate secured receivables, including second lien loans largely due to refinance activity. Our auto finance business experienced lower yields as we have targeted lower yielding but higher credit quality customers. These decreases were partially offset by lower cost of funds. Securitization revenue decreased in 2004 as a result of a significant decline in receivables securitized, including the impact of higher run-off due to shorter expected lives as a result of our decision to structure all new collateralized funding transactions as secured financings beginning in the third quarter of 2004. Securitization levels were also lower in 2004 as we used funding from HSBC, including proceeds from sales of receivables, to assist in the funding of our operations. Operating expenses increased in 2004 as the result of additional operating costs to support the increased receivable levels, including higher salaries and sales incentives.
As previously discussed, in December 2004, we adopted FFIEC charge-off policies for our domestic private label credit card portfolio which resulted in a reduction to net income of $120 million and subsequently sold the portfolio to HSBC Bank USA. We recorded a pre-tax gain of $663 million on the sale. See “Credit Quality” and Note 5, “Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies,” to the accompanying consolidated financial statements for further discussion of the adoption of FFIEC charge-off policies and the portfolio sale.
Our managed basis provision for credit losses, which includes both provision for owned receivables and over-the-life provision for receivables serviced with limited recourse, decreased in 2004 as a result of

HSBC Finance Corporation

improving credit quality, changes in securitization levels and a corporate adjustment to decrease owned reserve levels. This was modestly offset by the impact of adoption of FFIEC charge-off policies which increased managed basis provision $81 million. We experienced higher dollars of net charge-offs in our owned portfolio during 2004. This was in part because of the acceleration of charge-off upon adoption of FFIEC charge-off policies for our domestic private label portfolio, but also as a result of higher levels of owned receivables and the higher delinquency levels in 2003 which progressed to charge-off in 2004. Our overall owned provision for credit losses was $57 million lower than net charge-offs as charge-offs are a lagging indicator of credit quality. Over-the-life provisions for credit losses for securitized receivables recorded in any given period reflect the level and product mix of securitizations in that period. Subsequent charge-offs of such receivables result in a decrease in the over-the-life reserves without any corresponding increase to managed loss provision. The combination of these factors, including changes in securitization levels, resulted in an overall decrease in managed loss reserves as net charge-offs were greater than the provision for credit losses by $1,229 million in 2004. In 2003, we increased managed loss reserves by recording provision greater than net charge-offs of $768 million.
Compared to operating net income in 2002, the decline in net income in 2003 was due to higher provisions for credit losses, lower securitization revenue and higher operating expenses, partially offset by higher net interest income and fee and other income. The increase in provision in 2003 was the result of increased levels of receivables, higher provision for credit losses on securitized receivables, including higher estimated losses at auto finance, and higher levels of charge-off due, in part, to a weak economy. The decrease in securitization revenue in 2003 was due to a significant decrease in initial securitization volume, primarily in our auto finance business as a result of alternative funding including HSBC subsidiaries and customers. The increase in net interest income and fee and other income in 2003 was due to the growth in average receivables we experienced during the year. Operating expenses (excluding the 2002 attorney general settlement charge and related expenses) increased as a result of additional operating costs to support the receivable growth and higher legal and compliance costs.
Managed receivables increased 1 percent compared to $87.1 billion at December 31, 2003. The rate of increase in managed receivables was impacted by the sale of $15.6 billion in domestic private label receivables to HSBC Bank USA in December of 2004. Had this sale not taken place, managed receivables would have increased by $16.3 billion or 19 percent in 2004. We experienced strong growth in 2004 in our real estate secured receivables in both our correspondent and branch-based consumer lending businesses, which was partially offset by $2.8 billion of correspondent receivables purchased directly by HSBC Bank USA (a portion of which we otherwise would have purchased). Growth in our correspondent business was supplemented by purchases from a single correspondent relationship which totaled $2.6 billion in 2004. We also experienced solid growth in auto finance receivables though our dealer network and increased direct mail solicitations. Personal non-credit card receivables also experienced growth in 2004 as we began to increase availability of this product in the second half of the year as a result of an improving economy. Prior to the sale of the domestic portfolio in December 2004, our private label receivables increased due to organic growth through existing merchants and a $.5 billion portfolio acquisition.
Managed receivables increased 10 percent to $87.1 billion at December 31, 2003 compared to $79.4 billion at December 31, 2002. The managed receivable growth in 2003 was driven primarily by growth in real estate secured receivables in our correspondent business. In 2003, our branch-based consumer lending business reported strong real estate secured originations in the second half of 2003 following weak sales momentum in the first half of 2003 as a result of our intentional fourth quarter 2002 slowdown and higher run-off. Real estate growth in 2003 was impacted by the $2.8 billion loan sale to HSBC Bank USA to utilize HSBC liquidity. Our private label portfolio also reported strong growth in 2003 as a result of portfolio acquisitions as well as organic growth.
Return of average managed assets (“ROMA”) was 1.64 percent in 2004, 1.22 percent in 2003 and 1.02 percent in 2002. The increase in the ratio reflects higher levels of net income. On an operating basis, ROMA was 1.32 percent in 2004, 1.22 percent in 2003 and 1.71 percent in 2002. The increase in ROMA on

HSBC Finance Corporation

an operating basis in 2004 reflects the higher operating net income as discussed above. The decline in ROMA on an operating basis in 2003 reflects lower securitization revenue and higher provision for credit losses and operating expenses.
Credit Card Services Segment The following table summarizes results for our Credit Card Services segment.

Year ended December 31,	2004	2003	2002

	(in millions)
Net income	$380	$500	$414
Operating net income	381	500	414
Net interest income	2,070	1,954	1,768
Securitization revenue	(338)	(6)	61
Fee and other income	1,731	1,537	1,320
Intersegment revenues	25	30	34
Provision for credit losses	1,625	1,598	1,428
Total costs and expenses	1,238	1,099	1,054
Receivables	19,670	19,552	18,071
Assets	20,049	22,505	21,079
Net interest margin	10.00%	9.87%	9.84%
Return on average managed assets	1.82	2.44	2.20
Our Credit Card Services segment reported lower net income and operating net income (a non-GAAP financial measure of net income excluding the impact of adopting FFIEC charge-off policies) in 2004. The decrease in net income was due to lower securitization levels and higher operating expenses, particularly marketing expenses, partially offset by increases in net interest income as well as fee and other income. Increases in net interest income as well as fee and other income in 2004 resulted from higher subprime receivable levels. Net interest margin increased compared to 2003 due to higher subprime receivable levels and lower funding costs. Although our subprime receivables tend to have smaller balances, they generate higher returns both in terms of net interest margin and fee income. Securitization revenue declined as a result of a decline in receivables securitized, including higher run-off due to shorter expected lives. Our provision for credit losses was flat in 2004 as reductions due to improving credit quality and changes in securitization levels were offset by higher levels of subprime receivables which carry a higher reserve requirement and a corporate adjustment to increase owned reserve levels. We increased managed loss reserves by recording loss provision greater than net charge-off of $123 million in 2004.
Our Credit Card Segment reported higher net income in 2003 compared to 2002. The increase was due primarily to higher net interest income and fee and other income, partially offset by higher provision for credit losses and lower securitization revenue. The higher provision for credit losses was due to increased receivable levels as well as the continued weak economy that was experienced in 2003. We increased managed loss reserves by recording loss provision greater than charge-offs of $153 million in 2003. Growth in receivables drove the increase in both net interest income and fee and other income in 2003 The decrease in securitization revenue in 2003 was also due to a decline in initial securitization volume in 2003.
As previously discussed, in December 2004, we adopted FFIEC charge-off policies for the remainder of our domestic MasterCard and Visa portfolio, which resulted in an immaterial reduction to net income. See “Credit Quality” for further discussion of the FFIEC policies and the impact of their adoption.
Managed receivables of $19.7 billion at December 31, 2004 were flat compared to $19.6 billion at December 31, 2003. In 2004, increases in our AFL-CIO Union Plus portfolios, subprime and prime portfolios were substantially offset by the continued decline in certain older acquired portfolios. Receivable growth in 2003 reflects strong growth in our GM portfolio, portfolio acquisitions totaling $.9 billion and organic growth in our subprime and AFL-CIO Union Plus portfolios.

HSBC Finance Corporation

ROMA decreased in 2004 compared to 2003 reflecting the lower net income as discussed above. The improvement in ROMA in 2003 compared to 2002 reflects higher net interest margin and fee income, partially offset by higher provision for credit losses.
International Segment The following table summarizes results for our International segment:

Year ended December 31,	2004	2003	2002

	(in millions)
Net income	$95	$170	$231
Net interest income	797	753	641
Securitization revenue	(88)	17	47
Fee and other income	503	380	371
Intersegment revenues	15	12	10
Provision for credit losses	336	359	280
Total costs and expenses	726	530	456
Receivables	13,263	11,003	8,769
Assets	14,236	11,923	10,011
Net interest margin	6.69%	7.44%	8.06%
Return on average managed assets	.76	1.57	2.60
Our International segment reported lower net income in 2004 and 2003. In both years, the decrease in net income reflects higher operating expenses and lower securitization revenue partially offset by increased fee and other income, and higher net interest income. Net income in 2004 also reflects lower provision for credit losses. However, provision for credit losses increased in 2003. Applying constant currency rates, which uses the average rate of exchange for the 2003 period to translate current period net income, net income would have been lower by $6 million in 2004. Applying constant currency rates for the 2002 period to translate 2003 income, net income for 2003 would have been lower by $18 million.
Net interest income increased in 2004 and 2003 due to higher receivable levels, partially offset by a slightly higher cost of funds in 2004. Net interest margin decreased in 2004 and 2003 due to run off of higher yielding receivables, competitive pricing pressures on our personal loans in the U.K. and a higher cost of funds. In 2004, this was partially offset by increased yields on credit cards as interest-free balances were not promoted as strongly as in the past. Securitization revenue also declined in 2004 and 2003 as a result of lower levels of securitized receivables. Fee and other income increased in both years primarily due to higher insurance revenues. Provision for credit losses decreased in 2004 due to changes in securitization levels, partially offset by a higher provision for credit losses on owned receivables due to receivable growth and higher delinquency and charge-off levels in the U.K. We decreased managed loss reserves in 2004 by recording loss provision less than net charge-offs of $29 million. We increased managed loss reserves in 2003 by recording loss provision greater than charge-offs of $69 million due to receivable growth. Total costs and expenses increased in 2004 and 2003 primarily due to higher salary expenses to support receivable growth, including the full year impact in 2004 of operating costs associated with a 2003 private label portfolio acquisition, and higher policyholder benefits because of increased insurance sales volumes. The increase in costs and expenses in 2003 also reflects additional cost associated with a 2003 private label portfolio acquisition.
Managed receivables of $13.3 billion at December 31, 2004 increased 20.5 percent compared to $11.0 billion at December 31, 2003. The increase during 2004 was due to strong growth in real estate secured and MasterCard/ Visa as well as growth from the introduction of auto finance receivables in Canada. Receivable growth in both years reflects positive foreign exchange translation impacts of $1.0 billion at December 31, 2004 compared to December 31, 2003 foreign exchange rates and $1.2 billion at December 31, 2003 compared to December 31, 2002 foreign exchange rates. Additionally in 2003, all products reported growth, including a $.4 billion private label portfolio acquisition in the U.K. in the second quarter of 2003.

HSBC Finance Corporation

The decrease in ROMA for 2004 and 2003 reflects the lower net income as discussed above.
Reconciliation of Managed Basis Segment Results As discussed above, we monitor our operations on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to our reported financial information in our consolidated financial statements. This adjustment reclassifies net interest income, fee income and loss provision into securitization revenue. See Note 23, “Business Segments,” in the accompanying consolidated financial statements for a reconciliation of our managed basis segment results to managed basis and owned basis consolidated totals.
Credit Quality

Adoption of FFIEC Charge-off and Account Management Policies Upon receipt of regulatory approval for the sale of our domestic private label portfolio to HSBC Bank USA in December 2004, we adopted charge-off and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council for our domestic private label and our MasterCard and Visa portfolios.
FFIEC policies require that private label and MasterCard/ Visa credit card accounts be charged-off no later than the end of the month in which the account becomes 180 days delinquent. For accounts involving a bankruptcy, charge-off should occur by the end of the month 60 days after notification or 180 days delinquent, whichever is sooner. Certain domestic MasterCard and Visa portfolios were following FFIEC charge-off policies prior to December 2004. Domestic private label receivables originated through new merchant relationships after October 2002, which represented 18.8 percent of the portfolio at the sale date, were also following the 180-day charge-off policy. The remainder of our domestic private label credit card receivable portfolio previously charged-off receivables the month following the month in which the account became 9 months contractually delinquent. Prior to the adoption of the FFIEC charge-off policies, our private label credit card portfolio recorded charge-off involving a bankruptcy by the end of the month 90 days after bankruptcy notification was received.
The adoption of FFIEC charge-off policies for our domestic private label and MasterCard/ Visa receivables resulted in a reduction to our net income of approximately $121 million as summarized below:

	Private	MasterCard
	Label	and Visa
	Portfolio	Portfolio	Total

	(in millions)
Net interest income:
Reversal of finance charge income on charged-off accounts(1)	$(45)	$(1)	$(46)
Other income:
Reversal of fee income on charged-off accounts(1)	(40)	—	(40)
Impact of FFIEC policies on securitized receivables(2)	(64)	(2)	(66)
Provision for credit losses:
Owned charge-offs to comply with FFIEC policies	(155)	(3)	(158)
Release of owned credit loss reserves	116	4	120
Tax benefit	68	1	69

Reduction to net income	$(120)	$(1)	$(121)

(1)	Accrued finance charges and fee income are reversed against the related revenue lines.

(2)	Represents charge-off of principal, interest and fees on securitized receivables.
The adoption of FFIEC account management policies for our domestic private label and MasterCard/ Visa receivables revises existing policies regarding restructuring of past due accounts for certain receivables on a go-forward basis. Certain domestic MasterCard/ Visa receivables were following these policies prior to December 2004. The requirements before such accounts can now be re-aged are as follows: (a) the borrower is required to make three consecutive minimum monthly payments or a lump sum equivalent; (b) the account must be in

HSBC Finance Corporation

existence for a minimum of nine months; and (c) the account should not be re-aged more than once within any twelve-month period and not more than twice in a five-year period. An account may be re-aged after it enters a work-out program, including internal and third party debt counseling services, but only after receipt of at least three consecutive minimum monthly payments or the equivalent cumulative amount, as agreed upon under the work-out or debt management program. Re-aging for work-out purposes may be limited to once in a five-year period and is in addition to the once in twelve months and twice in five year limits.
We do not expect the adoption of FFIEC charge-off and account management policies for our domestic private label and MasterCard and Visa portfolios to have a significant impact on our business model or on our results of operations or our cash flows in future periods.
Delinquency and Charge-off Policies and Practices Our delinquency and net charge-off ratios reflect, among other factors, changes in the mix of loans in our portfolio, the quality of our receivables, the average age of our loans, the success of our collection and customer account management efforts, bankruptcy trends and general economic conditions. The levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.
Our credit and portfolio management procedures focus on risk-based pricing and effective collection and customer account management efforts for each loan. We believe our credit and portfolio management process gives us a reasonable basis for predicting the credit quality of new accounts. This process is based on our experience with numerous marketing, credit and risk management tests. We also believe that our frequent and early contact with delinquent customers, as well as restructuring and other customer account management techniques which are designed to optimize account relationships, are helpful in maximizing customer collections. See Note 2, “Summary of Significant Accounting Policies,” in the accompanying consolidated financial statements for a description of our charge-off and nonaccrual policies by product.
Our charge-off policies focus on maximizing the amount of cash collected from a customer while not incurring excessive collection expenses on a customer who will likely be ultimately uncollectible. We believe our policies are responsive to the specific needs of the customer segment we serve. Our real estate and auto finance charge-off policies consider customer behavior in that initiation of foreclosure or repossession activities often prompts repayment of delinquent balances. Our collection procedures and charge-off periods, however, are designed to avoid ultimate foreclosure or repossession whenever it is reasonably economically possible. Our MasterCard/ Visa charge-off policy is generally consistent with industry practice. Charge-off periods for our personal non-credit card product and, prior to December 2004, our domestic private label product were designed to be responsive to our customer needs and may therefore be longer than bank competitors who serve a different market. Except as discussed above, our policies have generally been consistently applied in all material respects. Our loss reserve estimates consider our charge-off policies to ensure appropriate reserves exist for products with longer charge-off lives. We believe our current charge-off policies are appropriate and result in proper loss recognition.
Delinquency – Owned Basis
Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. When we use a customer account management technique, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. However, if the account subsequently experiences payment defaults and becomes at least two months contractually delinquent, it will be reported in our delinquency ratios. See “Customer Account Management Policies and Practices” for further detail of our practices.

HSBC Finance Corporation

The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	2004				2003

	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Real estate secured	2.96%	3.27%	3.39%	3.87%	4.33%	4.20%	4.27%	4.15%
Auto finance	2.07	1.81	2.12	1.68	2.51	2.14	2.49	2.75
MasterCard/ Visa	4.88	5.84	5.83	5.90	5.76	5.99	5.97	6.87
Private label	4.13	4.72	5.00	5.38	5.42	5.59	5.45	6.06
Personal non-credit card	8.69	8.83	8.92	9.64	10.01	9.96	9.39	9.23

Total consumer	4.07%	4.43%	4.57%	5.01%	5.36%	5.36%	5.38%	5.50%

Compared to September 30, 2004, our total consumer delinquency ratio was lower at December 31, 2004. This decrease is consistent with improvements in early delinquency trends we began to experience in the fourth quarter of 2003 as a result of improvements in the economy, better underwriting standards and improved credit quality of originations. The overall decrease in delinquency in our real estate secured portfolio reflects receivable growth, improved collection efforts, the recent trend of better quality in new originations and improved economic conditions. The increase in auto finance delinquencies reflects normal seasonal patterns. The decrease in MasterCard/ Visa delinquencies reflects changes in receivable mix resulting from lower securitization levels and the benefit of seasonal receivable growth. The delinquency ratio for private label at December 31, 2004, reflects the delinquency in our foreign private label portfolio that was not sold to HSBC Bank USA in December 2004. All other periods include the domestic private label portfolio. The decrease in personal non-credit card delinquency reflects the positive impact of receivable growth as well as improved collection efforts and economic conditions.
Compared to December 31, 2003, total consumer delinquency ratio decreased 129 basis points as all products reported lower delinquency levels generally as a result of better underwriting standards and improved credit quality of originations as well as overall and improvements in the economy.
See “Credit Quality Statistics – Managed Basis” for additional information regarding our managed basis credit quality. See “Customer Account Management Policies and Practices” regarding the treatment of restructured accounts and accounts subject to forbearance and other customer account management tools.

HSBC Finance Corporation

Net Charge-offs of Consumer Receivables – Owned Basis
The following table summarizes net charge-off of consumer receivables as a percent of average consumer receivables:

	2004					2003(1)

		Quarter ended (Annualized)					Quarter ended (Annualized)				2002
	Full					Full					Full
	year	Dec. 31	Sept. 30	June 30	Mar. 31	year	Dec. 31	Sept. 30	June 30	Mar. 31	year

Real estate secured	1.10%	1.04%	1.19%	1.04%	1.15%	.99%	.94%	.91%	1.03%	1.12%	.91%
Auto finance	3.43	2.73	3.66	3.05	4.65	4.91	3.36	4.62	5.30	7.71	6.00
MasterCard/ Visa(2)	8.85	8.44	8.50	9.91	8.66	9.18	8.55	8.61	10.43	9.26	9.46
Private label(2)	6.17	9.16	4.79	5.06	5.29	5.75	5.05	5.35	6.41	6.27	6.28
Personal non-credit card	9.75	8.06	9.50	10.59	11.17	9.89	10.11	10.55	9.87	9.04	8.26

Total consumer	4.00%	4.04%	3.77%	4.02%	4.17%	4.06%	3.75%	3.98%	4.34%	4.22%	3.81%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.38%	1.17%	1.31%	1.47%	1.63%	1.42%	1.37%	1.35%	1.46%	1.52%	1.29%

(1)	We adopted FSP 144-1 in November 2003. The adoption increased real estate charge-offs by $9.1 million and auto finance charge-offs by $1.2 million for the quarter ended December 31, 2003. The adoption increased real estate charge-offs by 7 basis points for the quarter ended December 31, 2003 and 1 basis point for the full year 2003, auto finance charge-offs by 12 basis points for the quarter ended December 31, 2003 and 4 basis points for the full year 2003, and total consumer charge-offs by 4 basis points for the quarter ended December 31, 2003 and 1 basis point for the full year 2003. The impact on prior periods was not material.

(2)	The adoption of FFIEC charge-off policies for our domestic private label and MasterCard/ Visa portfolios in December 2004 increased private label net charge-offs by $155 million (432 basis points), MasterCard/ Visa net charge-offs by $3 million (9 basis points) and total consumer net charge-off by $158 million (57 basis points) for the quarter ended December 31, 2004. Full year, the adoption increased private label net charge-offs by 119 basis points, MasterCard/ Visa net charge-offs by 2 basis points and total consumer net charge-offs by 16 basis points.
Net charge-offs as a percentage of average consumer receivables decreased in 2004 as the lower delinquency levels we have been experiencing due to an improving economy are having an impact on charge-offs. Average receivable growth also positively impacted the ratios. The decrease in our net charge-off percentage was reduced by the adoption of FFIEC charge-off policies for our domestic private label and MasterCard/ Visa portfolios. Excluding the additional charge-offs resulting from the adoption of these FFIEC policies, net charge-offs for the full year 2004 decreased 22 basis points compared to 2003. Our real estate secured portfolio experienced increases in net charge-offs reflecting lower estimates of net realizable value as a result of process changes in 2004 to better estimate property values at the time of foreclosure. The decrease in the auto finance ratio reflects receivable growth with improved credit quality of originations, improved collections and better underwriting standards. The decrease in the MasterCard/ Visa ratio reflects changes in receivable mix, seasonality and improved credit quality of originations. The decrease in net charge-offs in the personal non-credit card is a result of improved credit quality and receivable growth as well as improved economic conditions.
While net consumer charge-offs as a percentage of average receivables decreased during 2004, we experienced an increase in overall net charge-off dollars in 2004. This is due to higher delinquencies due to adverse economic conditions which existed in 2003 migrating to charge-off in 2004 as well as to higher receivable levels in 2004.
The decrease in real estate charge-offs and REO expense as a percent of average real estate secured receivables in 2004 over the 2003 ratio was the result of the improved economy, better credit quality of recent originations and fewer bankruptcy filings in 2004.
The increases in charge-off ratios in 2003 compared to 2002 reflect higher levels of new bankruptcy filings and the weak economy in 2003, including higher unemployment which negatively affected charge-off rates in all products while average receivable growth positively impacted all products except personal non-credit card. Average receivable growth includes portfolio acquisitions in our MasterCard and Visa and private label

HSBC Finance Corporation

portfolios and newly originated loans acquired from strategic alliances in our auto finance portfolio. Auto finance charge-off rates also reflect improved underwriting and lower securitization levels as more origination volume is remaining on our balance sheet rather than being securitized. Loss severities on repossessed vehicles in our auto finance business remained high in 2003, but had stabilized from the 2002 levels. Our private label charge-off rates also reflect improved underwriting, collections and credit models. Charge-off rates in our personal non-credit card portfolio reflect continued maturation of the portfolio as well as reduced originations.
The increase in real estate charge-offs and REO expense as a percent of average real estate secured receivables in 2003 over the 2002 ratio was the result of the seasoning of our portfolios, higher loss severities and higher bankruptcy filings.
See “Credit Quality Statistics – Managed Basis” for additional information regarding our managed basis credit quality.
Owned Nonperforming Assets

At December 31,	2004	2003	2002

	(in millions)
Nonaccrual receivables	$3,012	$3,144	$2,666
Accruing consumer receivables 90 or more days delinquent	507	904	861
Renegotiated commercial loans	2	2	1

Total nonperforming receivables	3,521	4,050	3,528
Real estate owned	587	631	427

Total nonperforming assets	$4,108	$4,681	$3,955

The decrease in nonaccrual receivables is primarily due to improved credit quality and collection efforts, partially offset by growth. Accruing consumer receivables 90 or more days delinquent at December 31, 2004, 2003 and 2002 includes domestic MasterCard/ Visa and private label credit card receivables which is consistent with industry practice. The decrease in accruing consumer receivables 90 or more days delinquent at December 31, 2004 reflects the impact of the bulk sale of our domestic private label receivables portfolio in December 2004. Total nonperforming assets at December 31, 2004 decreased for the reasons discussed above.
Credit Loss Reserves We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs, loan rewrites and deferments. If customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent

HSBC Finance Corporation

growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning, account management policies and practices and current levels of charge-offs and delinquencies.
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
The following table sets forth owned basis credit loss reserves for the periods indicated:

	At December 31,

	2004		2003	2002	2001	2000

	(dollars are in millions)
Owned credit loss reserves	$3,625		$3,793	$3,333	$2,663	$2,112
Reserves as a percent of receivables	3.39%		4.11%	4.04%	3.33%	3.14%
Reserves as a percent of net charge-offs	89.9	(1)	105.7	106.5	110.5	109.9
Reserves as a percent of nonperforming loans	103.0		93.7	94.5	92.7	91.1

(1)	In December 2004, we adopted FFIEC charge-off policies for our domestic private label and MasterCard/ Visa portfolios and subsequently sold the domestic private label receivable portfolio. These events had a significant impact on this ratio. Reserves as a percentage of net charge-offs excluding domestic private label net charge-offs and charge-off relating to the adoption of FFIEC was 109.2% at December 31, 2004.
Owned credit loss reserve levels at December 31, 2004 reflect the sale of our domestic private label portfolio which decreased credit loss reserves by $505 million. Excluding this sale, owned credit loss reserves would have increased during 2004 reflecting growth in our loan portfolio partially offset by improved asset quality. In 2004, we recorded owned loss provision greater than net charge-offs of $301 million. Excluding the impact of adopting FFIEC charge-off policies for owned domestic private label and MasterCard/ Visa portfolios, we recorded owned loss provision $421 million greater than net charge-offs in 2004. We increased owned credit loss reserves in 2003 by recording owned loss provision greater than net charge-offs of $380 million. Reserve levels at December 31, 2003 also reflect receivable growth.
We are experiencing a shift in our loan portfolio to higher credit quality and lower yielding receivables, particularly real estate secured and auto finance receivables. Reserves as a percentage of receivables at December 31, 2004 were lower than at December 31, 2003 as a result of improved credit quality. Reserves as a percentage of receivables at December 31, 2003 were higher than at December 31, 2002 as a result of the sale of $2.8 billion of higher quality real estate secured loans to HSBC Bank USA in December 2003. Had this sale not occurred, reserves as a percentage of receivables at December 2003 would have been lower than 2002 as a result of improving credit quality in the latter half of 2003 as delinquency rates stabilized and charge-off levels began to improve.
The trends in the reserve ratios for 2003, 2002 and 2001 reflect the impact of the weak economy, higher delinquency levels, and uncertainty as to the ultimate impact the weakened economy would have on delinquency and charge-off levels. The ratios in 2000 reflect improving credit quality trends and the benefits of the continued run-off of our undifferentiated Household Bank branded MasterCard and Visa portfolio.
Reserves as a percentage of nonperforming loans increased in 2004 as nonperforming loans declined due to improved credit quality and the private label receivable sale while loss reserve levels declined at a slower pace due to receivable growth.

HSBC Finance Corporation

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

At December 31,	2004		2003	2002	2001	2000

	(dollars are in millions
Managed credit loss reserves	$4,515		$6,167	$5,092	$3,811	$3,194
Reserves as a percent of receivables	3.73%		5.20%	4.74%	3.78%	3.65%
Reserves as a percent of net charge-offs	79.6	(1)	117.4	113.8	110.7	111.1
Reserves as a percent of nonperforming loans	108.4		118.0	112.6	105.0	107.0

(1)	In December 2004 we adopted FFIEC charge-off policies for our domestic private label and MasterCard/ Visa portfolios and subsequently sold the domestic private label receivable portfolio. These events had a significant impact on this ratio. Reserves as a percentage of net charge-offs excluding domestic private label net charge-offs and charge-off relating to the adoption of FFIEC policies was 96.0% on a managed basis at December 31, 2004.
Managed credit loss reserves at December 31, 2004 decreased as a result of changes in securitization levels, including our decision to structure new collateralized funding transactions as secured financings and the December 2004 domestic private label receivable sale. Securitized receivables were $12 billion lower at December 31, 2004 compared with the prior year.
See the “Analysis of Credit Loss Reserves Activity,” “Reconciliations to GAAP Financial Measures” and Note 5, “Credit Loss Reserves,” to the accompanying consolidated financial statements for additional information regarding our owned basis and managed basis loss reserves.
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
In the third quarter of 2003, we implemented certain changes to our restructuring policies. These changes were intended to eliminate and/or streamline exception provisions to our existing policies and were generally effective for receivables originated or acquired after January 1, 2003. Receivables originated or acquired prior to January 1, 2003 generally are not subject to the revised restructure and customer account management policies. However, for ease of administration, in the third quarter of 2003, our mortgage services business elected to adopt uniform policies for all products regardless of the date an account was originated or acquired. Implementation of the uniform policy by mortgage services had the effect of only counting restructures occurring on or after January 1, 2003 in assessing restructure eligibility for purposes of the limitation that no account may be restructured more than four times in a rolling sixty-month period. Other business units may also elect to adopt uniform policies. The changes adopted in the third quarter of 2003 have not had a significant impact on our business model or on our results of operations as these changes have generally been phased in as new receivables were originated or acquired. As discussed in more detail below, we also revised certain policies for our domestic private label credit card and MasterCard and Visa portfolios in December 2004.
Approximately two-thirds of all restructured receivables are secured products, which in general have less loss severity exposure because of the underlying collateral. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan.
Our restructuring policies and practices vary by product and are described in the table that follows and reflect the revisions from the adoption of FFIEC charge-off and account management policies for our domestic

HSBC Finance Corporation

private label and MasterCard/Visa receivables. The fact that the restructuring criteria may be met for a particular account does not require us to restructure that account, and the extent to which we restructure accounts that are eligible under the criteria will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, for some products, accounts may be restructured without receipt of a payment in certain special circumstances (e.g. upon reaffirmation of a debt owed to us in connection with a Chapter 7 bankruptcy proceeding). We use account restructuring as an account and customer management tool in an effort to increase the value of our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time. These policies and practices are continually under review and assessment to assure that they meet the goals outlined above, and accordingly, we modify or permit exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal or regulatory agreements or orders.
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

Restructuring Policies and Practices
Historical Restructuring	Following Changes Implemented in the
Policies and Practices(1),(2),(3)	Third Quarter 2003 and in December 2004 (1),(2),(3)

Real estate secured
Real Estate – Overall

• An account may be restructured if we receive two qualifying payments within the 60 days preceding the restructure; we may restructure accounts in hardship, disaster or strike situations with one qualifying payment or no payments
• Accounts that have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement
• Accounts subject to a Chapter 13 plan filed with a bankruptcy court generally require one qualifying payment to be restructured
• Except for bankruptcy reaffirmation and filed Chapter 13 plans, agreed automatic payment withdrawal or hardship/disaster/strike, accounts are generally limited to one restructure every twelve-months
• Accounts generally are not eligible for restructure until they are on the books for at least six months

Real estate secured
Real Estate – Overall
• Accounts may be restructured upon receipt of two qualifying payments within the 60 days preceding the restructure
• Accounts generally are not eligible for restructure until nine months after origination
• Accounts will be limited to four collection restructures in a rolling sixty-month period
• Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement
• Accounts whose borrowers are subject to a Chapter 13 plan filed with a bankruptcy court generally may be restructured upon receipt of one qualifying payment
• Except for bankruptcy reaffirmation and filed Chapter 13 plans, accounts will generally not be restructured more than once in a twelve-month period
• Accounts whose borrowers agree to pay by automatic withdrawal are generally restructured upon receipt of one qualifying payment(4)

Real Estate – Consumer Lending • Accounts whose borrowers agree to pay by automatic withdrawal are generally restructured upon receipt of one qualifying payment	Real Estate – Mortgage Services(5) • Accounts will generally not be eligible for restructure until nine months after origination and six months after acquisition

Auto finance • Accounts may be extended if we receive one	Auto finance • Accounts may generally be extended upon receipt

HSBC Finance Corporation

Restructuring Policies and Practices
Historical Restructuring	Following Changes Implemented in the
Policies and Practices(1),(2),(3)	Third Quarter 2003 and in December 2004 (Continued)(1),(2),(3)

qualifying payment within the 60 days preceding the extension
• Accounts may be extended no more than three months at a time and by no more than three months in any twelve-month period
• Extensions are limited to six months over the contractual life

• Accounts that have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement
• Accounts whose borrowers are subject to a Chapter 13 plan may be restructured upon filing of the plan with a bankruptcy court of two qualifying payments within the 60 days preceding the extension
• Accounts may be extended by no more than three months at a time
• Accounts will be limited to four extensions in a rolling sixty-month period, but in no case will an account be extended more than a total of six months over the life of the account
• Accounts will be limited to one extension every six months
• Accounts will not be eligible for extension until they are on the books for at least six months
• Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement
• Accounts whose borrowers are subject to a Chapter 13 plan may be restructured upon filing of the plan with the bankruptcy court.

MasterCard and Visa
• Typically, accounts qualify for restructuring if we receive two or three qualifying payments prior to the restructure, but accounts in approved external debt management programs may generally be restructured upon receipt of one qualifying payment
•Generally, accounts may be restructured once every six months

MasterCard and Visa
Accounts originated between January 2003 – December 2004
• Accounts typically qualified for restructuring if we received two or three qualifying payments prior to the restructure, but accounts in approved external debt management programs could generally be restructured upon receipt of one qualifying payment.
• Generally, accounts could have been restructured once every six months.
Beginning in December 2004, all accounts regardless of origination date
• Domestic accounts qualify for restructuring if we receive three consecutive minimum monthly payments or a lump sum equivalent.

  • Domestic accounts qualify for restructuring if the account has been in existence for a minimum of nine months and the account has not been restructured more than once in any twelve-month period and not more than twice in a five-year period.
• Domestic accounts entering third party debt counseling programs are limited to one restructure in a five-year period in addition to the general limits of one restructure in a twelve-month period and two restructures in a five-year period.

Private label(6) • An account may generally be restructured if we receive one or more qualifying payments, depending	Private label(6) Prior to December 2004 for accounts originated after October 2002

HSBC Finance Corporation

Restructuring Policies and Practices
Historical Restructuring	Following Changes Implemented in the
Policies and Practices(1),(2),(3)	Third Quarter 2003 and in December 2004 (Continued)(1),(2),(3)

upon the merchant. • Restructuring is limited to once every six months (or longer, depending upon the merchant) for revolving accounts and once every twelve-months for closed-end accounts

• For certain merchants, receipt of two or three qualifying payments was required, except accounts in an approved external debt management program could be restructured upon receipt of one qualifying payment.
• Accounts must have been on the books for at least nine months to be restructured and a minimum of two qualifying payments were received within the 60 days preceding the restructure.
• Accounts were not eligible for subsequent restructure until twelve months after a prior restructure and upon receipt of three qualifying payments within the 90 days preceding the restructure.
Beginning in December 2004, all accounts regardless of origination date
• Domestic accounts qualify for restructuring if we receive three consecutive minimum monthly payments or a lump sum equivalent.
• Domestic accounts qualify for restructuring if the account has been in existence for a minimum of nine months and the account has not been restructured more than once in any twelve-month period and not more than twice in a five-year period.
• Domestic accounts entering a workout program, including internal and third party debt counseling programs, are limited to one restructure in a five-year period in addition to the general limits of one restructure in a twelve-month period and two restructures in a five-year period.

Personal non-credit card
• Accounts may be restructured if we receive one qualifying payment within the 60 days preceding the restructure; may restructure accounts in a hardship/disaster/strike situation with one qualifying payment or no payments
• If an account is never more than 90 days delinquent, it may generally be restructured up to three times per year
• If an account is ever more than 90 days delinquent, generally it may be restructured with one qualifying payment no more than four times over its life; however, generally the account may thereafter be restructured if two qualifying payments are received
• Accounts subject to programs for hardship or strike may require only the receipt of reduced payments in order to be restructured; disaster may be restructured with no payments

Personal non-credit card
• Accounts may be restructured upon receipt of two qualifying payments within the 60 days preceding the restructure
• Accounts will be limited to one restructure every six months
• Accounts will be limited to four collection restructures in a rolling sixty-month period
• Accounts will not be eligible for restructure until six months after origination

HSBC Finance Corporation

(1)	We employ account restructuring and other customer account management policies and practices as flexible customer account management tools as criteria may vary by product line. In addition to variances in criteria by product, criteria may also vary within a product line. Also, we continually review our product lines and assess restructuring criteria and they are subject to modification or exceptions from time to time. Accordingly, the description of our account restructuring policies or practices provided in this table should be taken only as general guidance to the restructuring approach taken within each product line, and not as assurance that accounts not meeting these criteria will never be restructured, that every account meeting these criteria will in fact be restructured or that these criteria will not change or that exceptions will not be made in individual cases. In addition, in an effort to determine optimal customer account management strategies, management may run more conservative tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.

(2)	For our United Kingdom business, all portfolios have a consistent account restructure policy. An account may be restructured if we receive two or more qualifying payments within two calendar months, limited to one restructure every 12 months, with a lifetime limit of three times. In hardship situations an account may be restructured if a customer makes three consecutive qualifying monthly payments within the last three calendar months. Only one hardship restructure is permitted in the life of a loan. There were no changes to the restructure policies of our United Kingdom business in 2003 or 2004.

(3)	Historically, policy changes are not applied to the entire portfolio on the date of implementation but are applied to new, or recently originated or acquired accounts. However, the policies adopted in the third quarter of 2003 for the mortgage services business and the fourth quarter of 2004 for the domestic private label and MasterCard/ Visa credit card portfolios were applied more broadly. The policy changes for the mortgage services business which occurred in the third quarter of 2003, unless otherwise noted, were generally applied to accounts originated or acquired after January 1, 2003 and the historical restructuring policies and practices are effective for all accounts originated or acquired prior to January 1, 2003. Implementation of this uniform policy had the effect of only counting restructures occurring on or after January 1, 2003 in assessing restructure eligibility for the purpose of the limitation that no account may be restructured more than four times in a rolling 60 month period. These policy changes adopted in the third quarter of 2003 did not have a significant impact on our business model or results of operations as the changes are, in effect, phased in as receivables were originated or acquired. For the adoption of FFIEC policies which occurred in the fourth quarter of 2004, the policies were effective immediately for all receivables in the domestic private label credit card and the MasterCard and Visa portfolios. Other business units may also elect to adopt uniform policies in future periods.

(4)	Our mortgage services business implemented this policy for all accounts effective March 1, 2004.

(5)	Prior to January 1, 2003, accounts that had made at least six qualifying payments during the life of the loan and that agreed to pay by automatic withdrawal were generally restructured with one qualifying payment.

(6)	For our Canadian business, private label accounts are limited to one restructure every four months and if originated or acquired after January 1, 2003, two qualifying payments must be received, the account must be on the books for at least six months, at least six months must have elapsed since the last restructure, and there may be no more than four restructures in a rolling 60 month period.
In addition to our restructuring policies and practices, we employ other customer account management techniques, which we typically use on a more limited basis, that are similarly designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably possible. These additional customer account management techniques include, at our discretion, actions such as extended payment arrangements, approved external debt management plans, forbearance, modifications, loan rewrites and/or deferment pending a change in circumstances. We typically use these customer account management techniques with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower’s ability to pay the contractually specified amount for some period of time. These actions vary by product and are under continual review and assessment to determine that they meet the goals outlined above. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower’s agreeing to pay us an extra amount in connection with making future payments. In some cases, these additional customer account management techniques may involve us agreeing to lower the contractual payment amount and/or reduce the periodic interest rate. In most cases, the delinquency status of an account is considered to be current if the borrower immediately begins payment under the new account terms. When we use a customer account management technique, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. However, if the account subsequently experiences payment defaults, it will again become contractually delinquent. We generally consider loan rewrites to involve an extension of a new loan, and such new loans are not reflected in our delinquency or restructuring statistics.

HSBC Finance Corporation

The tables below summarize approximate restructuring statistics in our managed basis domestic portfolio. We report our restructuring statistics on a managed basis only because the receivables that we securitize are subject to underwriting standards comparable to our owned portfolio, are generally serviced and collected without regard to ownership and result in a similar credit loss exposure for us. As previously reported, in prior periods we used certain assumptions and estimates to compile our restructure statistics. We also stated that we continue to enhance our ability to capture and segment restructure data across all business units. In the tables that follow, the restructure statistics presented for December 31, 2004 have been compiled using enhanced systemic counters and refined assumptions and estimates. As a result of the system enhancements, for June 30, 2004 and subsequent periods we exclude from our reported statistics loans that have been reported as contractually delinquent that have been reset to a current status because we have determined that the loan should not have been considered delinquent (e.g.,payment application processing errors). Statistics reported for December 31, 2003 include such loans. When comparing restructuring statistics from different periods, the fact that our restructure policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies will be enhanced over time, should be taken into account.
Total Restructured by Restructure Period – Domestic Portfolio(1)
(Managed Basis)

At December 31,	2004(3)	2003(4)

Never restructured	86.7%	84.4%
Restructured:
Restructured in the last 6 months	5.1	6.7
Restructured in the last 7-12 months	3.2	3.8
Previously restructured beyond 12 months	5.0	5.1

Total ever restructured(2)	13.3	15.6

Total	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1)
(Managed Basis)

	2004(3)		2003(4)
At December 31,

	(dollars are in millions)
Real estate secured	$8,572	13.8%	$9,548	19.4%
Auto finance	1,545	15.2	1,295	14.7
MasterCard/ Visa	619	3.2	584	3.1
Private label	21	6.1	1,065	7.1
Personal non-credit card	3,541	22.4	4,075	26.6

Total(2)	$14,298	13.3%	$16,567	15.6%

(1)	Excludes foreign businesses, commercial and other.

(2)	Total including foreign businesses was 12.3 percent at December 31, 2004 and 14.7 percent at December 31, 2003.

(3)	As discussed above, statistics have been compiled using enhanced systemic counters and refined assumptions and estimates.

(4)	Amounts also include accounts as to which the delinquency status has been reset to current for reasons other than restructuring (e.g., payment application processing errors) and compiled without the use of enhanced systemic counters and refined assumptions and estimates.

HSBC Finance Corporation

See “Credit Quality Statistics” for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.
The amount of domestic and foreign managed receivables in forbearance, modification, credit card services approved consumer credit counseling accommodations, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.4 billion or ..4 percent of managed receivables at December 31, 2004 compared with $1.0 billion or .9 percent of managed receivables at December 31, 2003. For periods prior to June 30, 2004, all credit card approved consumer credit counseling accommodations are included in the reported statistics in this paragraph. As a result of our system enhancements, we are now able to segregate which credit card approved consumer credit counseling accommodations included resetting the contractual delinquency status to current after January 1, 2003. Such accounts are included in the December 31, 2004 restructure statistics in the table above. Credit card credit counseling accommodations that did not include resetting contractual delinquency status are not reported in the table above or the December 31, 2004 statistics in this paragraph.
Geographic Concentrations The state of California accounts for 12 percent of our domestic owned portfolio. No other state accounts for more than 10 percent of either our domestic owned or managed portfolio. Because of our centralized underwriting, collections and processing functions, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.
Our foreign consumer operations located in the United Kingdom and the rest of Europe accounted for 9 percent of owned consumer receivables and Canada accounted for 2 percent of owned consumer receivables at December 31, 2004.
Liquidity and Capital Resources

While the funding synergies resulting from our acquisition by HSBC have allowed us to reduce our reliance on traditional sources to fund our growth, our continued success and prospects for growth are dependent upon access to the global capital markets. Numerous factors, internal and external, may impact our access to and the costs associated with issuing debt in these markets. These factors may include our debt ratings, overall capital markets volatility and the impact of overall economic conditions on our business. We continue to focus on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. As discussed below, we decreased our reliance on third-party debt and initial securitization funding during 2004 as we used proceeds from the sales of real estate secured receivables and our domestic private label receivable portfolio to HSBC Bank USA, debt issued to affiliates and additional secured financings to assist in the funding of our businesses.
Because we are now a subsidiary of HSBC, our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of these tightened credit spreads, reduced liquidity requirements and lower costs due to shortening the maturity of our liabilities, principally through increased issuance of commercial paper, we recognized cash funding expense savings of approximately $350 million in 2004 and $125 million in 2003 compared to the funding costs we would have incurred using average spreads from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies including asset transfers will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years. The portion of these savings to be realized by HSBC Finance Corporation will depend in large part upon the amount and timing of various initiatives between HSBC Finance Corporation and HSBC subsidiaries. Amortization of purchase accounting fair value adjustments to our external debt obligations as a result of the HSBC merger, reduced interest expense by $901 million in 2004 and $773 million in 2003.

HSBC Finance Corporation

Debt due to affiliates and other HSBC related funding are summarized in the following table:

December 31,	2004	2003

	(in billions
Debt outstanding to HSBC subsidiaries:
Domestic short-term borrowings	$-	$2.6
Drawings on bank lines in the U.K. and Europe	7.5	3.4
Term debt	6.0	1.3
Preferred securities issued by Household Capital Trust VIII to HSBC	.3	.3

Total debt outstanding to HSBC subsidiaries	13.8	7.6

Debt outstanding to HSBC clients:
Euro commercial paper	2.6	2.8
Term debt	.8	.4

Total debt outstanding to HSBC clients	3.4	3.2
Preferred stock held by HINO (held by HSBC at December 31, 2003)	1.1	1.1
Cash received on sale of domestic private label credit card portfolio to HSBC Bank USA	12.4	-
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	2.8
Direct purchases from correspondents (cumulative)	2.8	-
Reductions in real estate secured receivables sold to HSBC Bank USA	(1.5)	-

Total real estate secured receivable activity with HSBC Bank USA	5.0	2.8

Total HSBC related funding	$35.7	$14.7

At December 31, 2004, funding from HSBC, including debt issuances to HSBC subsidiaries and clients and preferred stock held by HINO, represented fifteen percent of our total managed debt and preferred stock funding. At December 31, 2003, funding from HSBC, including debt issuances to HSBC subsidiaries and clients and preferred stock held by HSBC, represented ten percent of our total managed debt and preferred stock funding.
Proceeds from the December 2004 domestic private label bulk receivable sale to HSBC Bank USA of $12.4 billion were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and to fund operations. Excess liquidity from the sale was used to temporarily fund available for sale investments. Proceeds from the December 2003 sale of $2.8 billion of real estate secured loans to HSBC Bank USA, which at year-end 2003 had been temporarily held as securities available for sale, were used to pay-down domestic short-term borrowings in the first quarter of 2004. Proceeds from the March 2004 real estate secured receivable sale were used to pay-down commercial paper balances which had been used as temporary funding in the first quarter of 2004 and to fund various debt maturities.
As of December 31, 2004, we had revolving credit facilities of $2.5 billion from HSBC domestically and $7.5 billion from HSBC subsidiaries in the U.K. which was increased to $8.0 billion in early 2005. A $4.0 billion revolving credit facility with HSBC Private Bank (Suisse) SA, which was new in 2004, expired on December 30, 2004. At December 31, 2004, $7.4 billion was outstanding under the U.K. lines and no balances were outstanding under the domestic lines. As of December 31, 2003, $3.4 billion was outstanding on the U.K. lines and no balances were outstanding on the domestic lines. We had derivative contracts with a notional value of $62.6 billion, or approximately 87 percent of total derivative contracts, outstanding with HSBC affiliates at December 31, 2004. At December 31, 2003, we had derivative contracts with a notional value of $39.7 billion, or approximately 58 percent of total derivative contracts, outstanding with HSBC affiliates.

HSBC Finance Corporation

Securities totaled $4.3 billion at December 31, 2004 and $11.1 billion at December 31, 2003. Additionally at December 31, 2004, we had $2.7 billion of securities purchased under agreements to resell. Included in the December 31, 2003 balance was $2.4 billion dedicated to our credit card bank. In 2004, the investment levels dedicated to our credit card bank were eliminated as a result of the funding and capital synergies resulting from our acquisition by HSBC. Our securities balance at the end of 2003 was also unusually high as a result of the cash received from the sale of $2.8 billion in real estate secured loans to HSBC Bank USA on December 31, 2003. Given the timing of the bulk sale of the domestic private label receivables to HSBC Bank USA on December 29, 2004, there was excess funding at December 31, 2004 even after paying down certain debt obligations prior to year end. These remaining excess funds will be used to fund future asset growth.
Commercial paper, bank and other borrowings totaled $9.0 billion at December 31, 2004 and $9.1 billion at December 31, 2003. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $2.6 billion at December 31, 2004 and $2.8 billion at December 31, 2003. Commercial paper, bank and other borrowings decreased significantly during the fourth quarter of 2004 as the proceeds from the sale of the domestic private label loan portfolio to HSBC Bank USA were used to reduce the outstanding balances.
Long term debt (with original maturities over one year) increased to $85.4 billion at December 31, 2004 from $79.6 billion at December 31, 2003. Significant issuances during 2004 included the following:

•	$7.2 billion of domestic and foreign medium-term notes
•	$1.8 billion of foreign currency-denominated bonds (including $243 million which was issued to customers of HSBC)
•	$1.4 billion of InterNotessm (retail-oriented medium-term notes)
•	$4.5 billion of global debt
•	$5.1 billion of securities backed by home equity and auto finance loans. For accounting purposes, these transactions were structured as secured financings.
Selected capital ratios – In managing capital, we develop targets for tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”), tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets. These ratio targets are based on discussions with HSBC and rating agencies, risks inherent in the portfolio, the projected operating environment and related risks, and any acquisition objectives. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above. We are committed to maintaining at least a mid-single “A” rating and as part of that effort will continue to review appropriate capital levels with our rating agencies.
In April 2004, Fitch Ratings revised our Rating Outlook to Positive from Stable and raised our Support Rating to “1” from “2”. In July 2004, Fitch Ratings raised our Senior Debt Rating to “A+” from “A” and raised our Senior Subordinated Debt Rating and our Preferred Stock Rating to “A” from “A-”. In December 2004, Fitch Ratings again raised our Senior Debt Rating to “AA-” from “A+” and our commercial paper rating to “F1+.” Also in December 2004, Moody’s Investor Service revised our rating outlook to A1 Positive from A1 Stable.

HSBC Finance Corporation

Selected capital ratios are summarized in the following table:

December 31,	2004	2003

		(Restated)
TETMA(1)	6.68%	7.03%
TETMA + Owned Reserves(1)	9.45	9.89
Tangible common equity to tangible managed assets(1)	4.67	5.04
Common and preferred equity to owned assets	13.01	14.69
Excluding purchase accounting adjustments:
TETMA(1)	8.34%	8.90%
TETMA + Owned Reserves(1)	11.12	11.77
Tangible common equity to tangible managed assets(1)	6.35	6.94

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-GAAP financial ratios that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.
HSBC Finance Corporation. HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC Holdings plc. On March 28, 2003, HSBC acquired Household International, Inc. by way of merger in a purchase business combination. Effective January 1, 2004, HSBC transferred its ownership interest in Household to a wholly owned subsidiary, HSBC North America Holdings Inc., which subsequently contributed Household to its wholly owned subsidiary, HSBC Investments (North America) Inc. (“HINO”). On December 15, 2004, Household merged with its wholly owned subsidiary, Household Finance Corporation, with Household as the surviving entity. At the time of the merger, Household changed its name to “HSBC Finance Corporation.”
HSBC Finance Corporation is the parent company that owns the outstanding common stock of its subsidiaries. Our main source of funds is cash received from operations and subsidiaries in the form of dividends and intercompany borrowings. In addition, we may receive cash from third parties or affiliates by issuing preferred stock and debt.
HSBC Finance Corporation received dividends from its subsidiaries of $120 million in 2004 and $159 million in 2003.
During the first quarter of 2003, in conjunction with the acquisition by HSBC, we redeemed outstanding shares of its 4.30, 4.50 and 5.00 percent cumulative preferred stock pursuant to their respective terms. Additionally, outstanding shares of its 7.625, 7.60, 7.50 and 8.25 percent preferred stock were converted into the right to receive cash from HSBC in an amount equal to their liquidation value, plus accrued and unpaid dividends up to but not including the effective date of the merger which was an aggregate amount of $1.1 billion. In consideration of HSBC transferring sufficient funds to make the payments described above with respect to the 7.625, 7.60, 7.50, and 8.25 percent preferred stock, we issued a new series of 6.50 percent cumulative preferred stock in the amount of $1.1 billion to HSBC on March 28, 2003. In September 2004, HNAH issued a new series of preferred stock totaling $1.1 billion to HSBC in exchange for our outstanding 6.5 percent cumulative preferred stock. In October 2004, we paid an accrued dividend of $108 million on our preferred stock to HNAH. Also in October 2004, our immediate parent, HINO, issued a new series of preferred stock to HNAH in exchange for our 6.5 percent cumulative preferred stock.
In August 2003, we redeemed Household Capital Trusts I and IV. The preferred securities issued by these Trusts totaled $275 million and were replaced with $275 million of 6.375% preferred securities of Household Capital Trust VIII, which were issued to HSBC.
HSBC Finance Corporation has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock and may pay dividends on its common stock. Dividends of $2.6 billion were paid to HINO, our immediate

HSBC Finance Corporation

parent company, on our common stock in 2004. No dividends were paid in 2003. HSBC Finance Corporation paid $434 million in common and preferred dividends prior to the merger in 2003. We anticipate paying future dividends to HINO, but will maintain our capital at levels necessary to maintain at least a mid-single “A” rating either by limiting the dividends to or through capital contributions from our parent.
At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. No capital contributions to subsidiaries were made by HSBC Finance Corporation in 2004 or 2003.
Subsidiaries Prior to December 15, 2004, we had two major subsidiaries: Household Finance Corporation (“HFC”) and Household Global Funding (“Global”). As previously discussed, on December 15, 2004, HFC merged with and into Household International which changed its name to HSBC Finance Corporation. At December 31, 2004, HSBC Finance had one major subsidiary, Global, and manages all domestic operations held by HFC prior to the merger.
Domestic Operations HSBC Finance Corporation’s domestic operations are funded through the collection of receivable balances; issuing commercial paper, medium-term debt and long-term debt; securitizing and borrowing under secured financing facilities and selling consumer receivables. Domestically, HSBC Finance Corporation markets its commercial paper primarily through an in-house sales force. The vast majority of our domestic medium-term notes and long-term debt is now marketed through subsidiaries of HSBC. Domestic medium-term notes may also be marketed through our in-house sales force and investment banks. Long-term debt may also be marketed through investment banks.
At December 31, 2004, advances from subsidiaries of HSBC for our domestic operations totaled $6.0 billion. At December 31, 2003, advances from subsidiaries of HSBC to the domestic operations totaled $3.9 billion. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.
Outstanding commercial paper related to our domestic operations totaled $6.0 billion at December 31, 2004 and $7.9 billion at December 31, 2003. The outstanding domestic commercial paper balance decreased significantly in the fourth quarter of 2004 as the proceeds from the bulk sale of the domestic private label portfolio to HSBC Bank USA were used to reduce the outstanding balances. In 2003, following the HSBC merger we established a new Euro commercial paper program, largely targeted towards HSBC clients, which expanded our European base. Under the Euro commercial paper program, commercial paper denominated in Euros, British pounds and U.S. dollars is sold to foreign investors. Outstanding Euro commercial paper sold to customers of HSBC totaled $2.6 billion at December 31, 2004 and $2.8 billion at December 31, 2003. We actively manage the level of commercial paper outstanding to ensure availability to core investors while maintaining excess capacity within our internally-established targets as communicated with the rating agencies.

HSBC Finance Corporation

The following table shows various domestic debt issuances during 2004 and 2003.

	2004	2003

	(in billions)
Domestic medium term notes, excluding issuances to HSBC customers and subsidiaries of HSBC	$6.4	$3.8
Domestic medium term notes issued to HSBC customers	.3	.2
Domestic medium term notes issued to subsidiaries of HSBC	4.6	.5
Foreign currency-denominated bonds, excluding issuances to HSBC customers and subsidiaries of HSBC	1.0	4.7
Foreign currency-denominated bonds issued to HSBC customers	.2	.2
Foreign currency-denominated bonds issued to subsidiaries of HSBC	.6	.8
Global debt	4.5	5.1
InterNotessm (retail-oriented medium-term notes)	1.4	2.1
Securities backed by home equity and auto finance loans structured as secured financings	5.1	3.3
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars substantially all foreign-denominated notes in 2004 and 2003.
HSBC Finance Corporation issued securities backed by dedicated receivables of $5.1 billion in 2004 and $3.3 billion in 2003. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. At December 31, 2004, closed-end real estate secured and auto finance receivables totaling $10.3 billion secured $7.3 billion of outstanding debt. At December 31, 2003, closed-end real estate secured receivables totaling $8.0 billion secured $6.7 billion of outstanding debt.
HSBC Finance Corporation had committed back-up lines of credit totaling $9.9 billion at December 31, 2004 for its domestic operations. Included in the December 31, 2004 total are $2.5 billion of revolving credit facilities with HSBC. A $4.0 billion revolving credit facility with HSBC Private Bank (Suisse) SA, which was new in 2004 to allow temporary increases in commercial paper issuances in anticipation of the sale of the private label receivables to HSBC Bank USA, expired on December 30, 2004. None of these back-up lines were drawn upon in 2004. The back-up lines expire on various dates through 2007. The most restrictive financial covenant contained in the back-up line agreements that could restrict availability is an obligation to maintain minimum shareholder’s equity of $6.9 billion which is substantially below our December 31, 2004 common and preferred shareholder’s equity balance of $16.9 billion.
At December 31, 2004, we had facilities with commercial and investment banks under which our domestic operations may securitize up to $14.1 billion of receivables, including up to $12.2 billion of auto finance, MasterCard, Visa, and personal non-credit card receivables and $1.9 billion of real estate secured receivables. As a result of additional liquidity capacity now available from HSBC and its subsidiaries, we have reduced our total conduit capacity by $2.0 billion in 2004. Conduit capacity for real estate secured receivables was increased $.2 billion and capacity for other products was decreased $2.2 billion. The facilities are renewable at the banks’ option. At December 31, 2004, $8.2 billion of auto finance, MasterCard and Visa, and personal non-credit card receivables and $1.7 billion of real estate secured receivables were used in collateralized funding transactions structured either as securitizations or secured financings under these funding programs. In addition, we have available a $4 billion single seller mortgage facility (none of which was outstanding at December 31, 2004) structured as a secured financing. The amount available under the facilities will vary based on the timing and volume of public securitization transactions. Through existing term bank financing and new debt issuances, we believe we should continue to have adequate sources of funds.
Global Global includes our foreign subsidiaries in the United Kingdom, the rest of Europe and Canada. Global’s assets were $14.3 billion at year-end 2004 and $11.7 billion at year-end 2003. Consolidated

HSBC Finance Corporation

shareholder’s(s’) equity includes the effect of translating our foreign subsidiaries’ assets, liabilities and operating results from their local currency into U.S. dollars.
Each foreign subsidiary conducts its operations using its local currency. While each foreign subsidiary usually borrows funds in its local currency, both our United Kingdom and Canadian subsidiaries have historically borrowed funds in foreign currencies. This allowed the subsidiaries to achieve a lower cost of funds than that available at that time in their local markets. These borrowings were converted from foreign currencies to their local currencies using currency swaps at the time of issuance.
United Kingdom Our United Kingdom operation is funded with HSBC subsidiary debt, long-term debt and securitizations of receivables. Prior to 2004, we also utilized wholesale deposits, commercial paper and short-term and intermediate term bank lines of credit to fund our U.K. operations. The following table summarizes the funding of our United Kingdom operation:

	2004	2003

	(in billions)
Deposits	$-	$.2
Commercial paper, bank and other borrowings	-	.8
Due to HSBC affiliates	7.4	3.4
Long term debt	1.0	2.4
At December 31, 2004, the $1.0 billion of long term debt was guaranteed by HSBC Finance Corporation. HSBC Finance Corporation receives a fee for providing the guarantee. Committed back-up lines of credit, which totaled approximately $5.3 billion at December 31, 2003, were eliminated in 2004 as our United Kingdom subsidiary received its 2004 funding directly from HSBC. At December 31, 2004, the U.K. had securitized receivables totaling $922 million.
Canada Our Canadian operation is funded with commercial paper, intermediate debt and long-term debt. Outstanding commercial paper totaled $248 million at December 31, 2004 compared to $307 million a year ago. Intermediate and long-term debt totaled $1.9 billion at year-end 2004 compared to $1.5 billion a year ago. At December 31, 2004, $2.2 billion of the Canadian subsidiary’s debt was guaranteed by HSBC Finance Corporation for which it receives a fee for providing the guarantee. Committed back-up lines of credit for Canada were approximately $416 million at December 31, 2004. All of these back-up lines are guaranteed by HSBC Finance Corporation and none were used in 2004.
2005 Funding Strategy As discussed previously, the acquisition by HSBC has improved our access to the capital markets as well as expanded our access to a worldwide pool of potential investors. Our current estimated domestic funding needs and sources for 2005 are summarized in the table that follows.

(in billions)
Funding needs:
Net asset growth	$14 - 18
Commercial paper, term debt and securitization maturities	30 - 34
Other	2 - 4

Total funding needs, including growth	$46 - 56

Funding sources:
External funding, including HSBC clients	$42 - 50
HSBC and HSBC subsidiaries	4 - 6

Total funding sources	$46 - 56

Commercial paper outstanding in 2005 is expected to be slightly higher than the December 31, 2004 balances, especially during the first three months of 2005 when commercial paper balances will be temporarily high due

HSBC Finance Corporation

to the seasonal activity of our TFS business. Approximately two-thirds of outstanding commercial paper is expected to be domestic commercial paper sold both directly and through dealer programs. Euro commercial paper, introduced in 2003, is expected to account for approximately one-third of outstanding commercial paper and will be marketed predominately to HSBC clients.
Term debt issuances are expected to utilize several ongoing programs to achieve the desired funding. Approximately one-half of term debt funding is expected to be achieved through transactions including U.S. dollar global and Euro transactions and large medium-term note (“MTN”) offerings. Domestic and foreign retail note programs are expected to account for approximately 20 percent of term debt issuances. The remaining term debt issuances are expected to consist of smaller domestic and foreign currency MTN offerings.
As a result of our decision in 2004 to fund all new collateralized funding transactions as secured financings, we anticipate securitization levels to continue to decline in 2005. Because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is expected to occur in early 2008 based on current projections. In addition, we will continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard/ Visa securities issued to conduits for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. There was no impact, however, on cash received from operations or on U.K. GAAP reported results. Because we believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, we will continue to use secured financings of consumer receivables as a source of our funding and liquidity.
HSBC received regulatory approval in 2003 to provide the direct funding required by our United Kingdom operations of up to $10.0 billion. Accordingly, in 2004 we eliminated all back-up lines of credit which had previously supported our United Kingdom subsidiary. All new funding for our United Kingdom subsidiary is now provided directly by HSBC. Our Canadian operation will continue to fund itself independently through traditional third-party funding sources such as commercial paper and medium term-notes. Funding needs in 2005 are not expected to be significant for Canada.
Capital Expenditures We made capital expenditures of $96 million in 2004 and $115 million in 2003. The decrease in 2004 is due to certain technology costs that are now incurred by HTSU.
Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements at December 31, 2004:

(in billions)
Private label, MasterCard and Visa credit cards	$169.4
Other consumer lines of credit	12.0

Open lines of credit(1)	$181.4

(1)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to December 31, 2004.
At December 31, 2004, our mortgage services business had commitments with numerous correspondents to purchase up to $285 million of real estate secured receivables at fair market value, subject to availability based on underwriting guidelines specified by our mortgage services business and at prices indexed to general market rates. These commitments have terms of up to one year and can be renewed upon mutual agreement.

HSBC Finance Corporation

Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations at December 31, 2004 by period due:

	2005	2006	2007	2008	2009	Thereafter	Total

	(in millions)
Principal balance of debt:
Time certificates of deposit	$2	$-	$10	$-	$-	$-	$12
Due to affiliates	7,485	1,241	624	-	2,030	2,409	13,789
Long term debt (including secured financings)	17,114	11,278	9,689	9,570	10,008	21,386	79,045

Total debt	24,601	12,519	10,323	9,570	12,038	23,795	92,846

Operating leases:
Minimum rental payments	187	141	125	104	76	182	815
Minimum sublease income	77	42	39	35	23	11	227

Total operating leases	110	99	86	69	53	171	588

Obligations under merchant and affinity programs	126	127	127	124	117	597	1,218
Non-qualified pension and postretirement benefit liabilities(1)	26	25	26	31	27	1,063	1,198

Total contractual cash obligations	$24,863	$12,770	$10,562	$9,794	$12,235	$25,626	$95,850

(1)	Expected benefit payments calculated include future service component.
These cash obligations could be funded primarily through cash collections on receivables, from the issuance of new unsecured debt or through secured financings of receivables. Our receivables and other liquid assets generally have shorter lives than the liabilities used to fund them.
Our purchase obligations for goods and services at December 31, 2004 were not significant.
Off Balance Sheet Arrangements and Secured Financings

Securitizations and Secured Financings Securitizations (collateralized funding transactions structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” (“SFAS No. 140”)) and secured financings (collateralized funding transactions which do not receive sale treatment under SFAS No. 140) of consumer receivables have been a significant source of funding and liquidity for us. Securitizations and secured financings have been used to limit our reliance on the unsecured debt markets and often are more cost-effective than alternative funding sources.
In a securitization, a designated pool of non-real estate consumer receivables is removed from the balance sheet and transferred through a limited purpose financing subsidiary to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity (“QSPE”) as defined by SFAS No. 140 and, therefore, is not consolidated. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The receivables transferred to the QSPE serve as collateral for the securities. At the time of sale, an interest-only strip receivable is recorded, representing the present value of the cash flows we expect to receive over the life of the securitized receivables, net of estimated credit losses and debt service. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables.

HSBC Finance Corporation

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
Our retained securitization interests are not in the form of securities and are included in receivables on our consolidated balance sheets. These retained interests were comprised of the following at December 31, 2004 and 2003:

	At December 31,

	2004	2003

	(in millions)
Overcollateralization	$826	$1,684
Interest-only strip receivables	323	1,036
Cash spread accounts	225	223
Other subordinated interests	2,809	4,107

Total retained securitization interests	$4,183	$7,050

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
Under U.K. GAAP as currently reported by HSBC, securitizations are treated as secured financings. In order to align our accounting treatment with that of HSBC under U.K. GAAP (and beginning in 2005 International Financial Reporting Standards), we began to structure all new collateralized funding transactions as secured financings in the third quarter of 2004. However, because existing public MasterCard and Visa credit card

HSBC Finance Corporation

transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is expected to occur in early 2008 based on current projections. Private label trusts that publicly issue securities will now be replenished by HSBC Bank USA as a result of the daily sale of new domestic private label receivable originations to HSBC Bank USA. We will continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard/ Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. There was no impact, however, on cash received from operations or on U.K. GAAP reported results.
Securitizations and secured financings were as follows:

	Year ended December 31,

	2004	2003	2002

	(in millions)
Initial Securitizations:
Auto finance	$-	$1,523	$3,289
MasterCard/ Visa	550	670	1,557
Private label	190	1,250	1,747
Personal non-credit card	-	3,320	3,561

Total	$740	$6,763	$10,154

Replenishment Securitizations:
MasterCard/ Visa	$20,378	$23,433	$23,648
Private label	9,104	6,767	2,151
Personal non-credit card	828	675	325

Total	$30,310	$30,875	$26,124

Secured financings:
Real estate secured	$3,299	$3,260	$7,549
Auto finance	1,790	-	-

Total	$5,089	$3,260	$7,549

Our securitization and secured financing activity in 2002 exceeded that of both 2004 and 2003. The lower levels in 2004 and 2003 reflected the use of additional sources of liquidity provided by HSBC and its subsidiaries and the decision in the third quarter of 2004 to structure all new collateralized funding transactions as secured financings.

HSBC Finance Corporation

Outstanding securitized receivables consisted of the following:

	At December 31,

	2004	2003

	(in millions)
Real estate secured	$81	$194
Auto finance	2,679	4,675
MasterCard/ Visa	7,583	9,967
Private label	-	5,261
Personal non-credit card	3,882	6,104

Total	$14,225	$26,201

The following table summarizes the expected amortization of our securitized receivables at December 31, 2004:

	2005	2006	2007	2008	Total

	(in millions)
Real estate secured	$81	$-	$-	$-	$81
Auto finance	1,430	976	273	-	2,679
MasterCard/ Visa	4,746	2,042	462	333	7,583
Personal non-credit card	2,773	884	225	-	3,882

Total	$9,030	$3,902	$960	$333	$14,225

At December 31, 2004, the expected weighted-average remaining life of these transactions was .96 years.
The securities issued with our securitizations may pay off sooner than originally scheduled if certain events occur. For certain auto securitizations, early payoff of securities may occur if established delinquency or loss levels are exceeded. For all other securitizations, early payoff of the securities begins if the annualized portfolio yield drops below a base rate or if certain other events occur. We do not presently believe that any early payoff will take place. If early payoff occurred, our funding requirements would increase. These additional requirements could be met through secured financings, issuance of various types of debt or borrowings under existing back-up lines of credit. We believe we would continue to have adequate sources of funds if an early payoff event occurred.
At December 31, 2004, securitizations structured as sales represented 12 percent and secured financings represented 6 percent of the funding associated with our managed funding portfolio. At December 31, 2003, securitizations structured as sales represented 21 percent and secured financings represented 5 percent of the funding associated with our managed funding portfolio. The 2003 balances include the balances of the domestic private label receivable portfolio which was sold in December 2004.
We continue to believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, and we will continue to use secured financings of consumer receivables as a source of our funding and liquidity. However, if the market for securities backed by receivables were to change, we may be unable to enter into new secured financings or to do so at favorable pricing levels. Factors affecting our ability to structure collateralized funding transactions as secured financings or to do so at cost-effective rates include the overall credit quality of our securitized loans, the stability of the securitization markets, the securitization market’s view of our desirability as an investment, and the legal, regulatory, accounting and tax environments governing securitized transactions.
At December 31, 2004, we had domestic facilities with commercial and investment banks under which we may use up to $14.1 billion of our receivables in collateralized funding transactions structured either as securitizations or secured financings. The facilities are renewable at the banks’ option. At December 31, 2004,

HSBC Finance Corporation

$8.2 billion of auto finance, MasterCard and Visa and personal non-credit card receivables and $1.7 billion of real estate secured receivables were used in collateralized funding transactions structured either as securitizations or secured financings under these funding programs. In addition, we have available a $4 billion single seller mortgage facility (none of which was outstanding at December 31, 2004) structured as a secured financing. At December 31, 2004, the U.K. had approximately $170 million in receivables securitized under former conduit lines which have not been renewed as a result of funding available from HSBC. As previously discussed, beginning in the third quarter of 2004, we decided to fund all new collateralized funding transactions as secured financings to align our accounting treatment with that of HSBC under U.K. GAAP (and beginning in 2005 International Financial Reporting Standards). The amount available under the facilities will vary based on the timing and volume of collateralized funding transactions. Through existing term bank financing and new debt issuances, we believe we should continue to have adequate sources of funds, which could be impacted from time to time by volatility in the financial markets or if one or more of these facilities were unable to be renewed.
Risk Management

Our activities involve analysis, evaluation, acceptance and management of some degree of risk or combination of risks. Accordingly, we have comprehensive risk management policies to address potential financial risks, which include credit risk, liquidity risk, market risk (which includes interest rate and foreign currency exchange risks), and operational risk. Our risk management policy is designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. We continually modify and enhance our risk management policies and systems to reflect changes in markets and products and in best practice risk management processes. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board. The HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board and HSBC Finance Corporation’s Board of Directors.
Credit Risk Management Credit risk is the risk that financial loss arises from the failure of a customer or counterparty to meet its obligations under a contract. Our credit risk arises primarily from lending and treasury activities.
We have established detailed policies to address the credit risk that arises from our lending activities. Our credit and portfolio management procedures focus on risk-based pricing and effective collection and customer account management efforts for each loan. Our lending guidelines, which delineate the credit risk we are willing to take and the related terms, are specific not only for each product, but also take into consideration various other factors including the regional economic conditions. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. See “Credit Quality” for a detailed description of our policies regarding the establishment of credit loss reserves, our delinquency and charge-off policies and practices and our customer account management policies and practices. While we develop our own policies and procedures for all of our lending activities, they are based on standards established by HSBC and are regularly reviewed and updated both on a HSBC Finance Corporation and HSBC level.
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We control counterparty credit risk in derivative instruments through established credit approvals, risk control limits, collateral, and ongoing monitoring procedures. Counterparty limits have been set and are closely monitored as part of the overall risk management process and contract structure. During the third quarter of 2003 and continuing through 2004, we utilize an affiliate, HSBC Bank USA, as the primary provider of new domestic derivative products. We have never suffered a loss due to counterparty failure.

HSBC Finance Corporation

Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities and totaled $.4 billion at December 31, 2004 and $.4 billion at December 31, 2003. Affiliate swap counterparties generally provide collateral in the form of securities which are not recorded on our balance sheet and totaled $2.2 billion at December 31, 2004 and $.5 billion at December 31, 2003. At December 31, 2004, we had derivative contracts with a notional value of approximately $71.6 billion, including $61.3 billion outstanding with HSBC Bank USA. At December 31, 2003, we had derivative contracts with a notional value of approximately $68 billion, including $40 billion outstanding with HSBC Bank USA.
See Note 16 to the accompanying consolidated financial statements, “Derivative Financial Instruments,” for additional information related to interest rate risk management and Note 25, “Fair Value of Financial Instruments,” for information regarding the fair value of certain financial instruments.
Liquidity Risk The management of liquidity risk is addressed in HSBC Finance Corporation’s funding management policies and practices. HSBC Finance Corporation funds itself principally through unsecured term funding in the markets, through securitizations and secured financing transactions and through borrowings from HSBC and HSBC clients. Generally, the lives of our assets are shorter than the lives of the liabilities used to fund them. This initially reduces liquidity risk by ensuring that funds are received prior to liabilities becoming due.
Our ability to ensure continuous access to the capital markets and maintain a diversified funding base is important in meeting our funding needs. To manage this liquidity risk, we offer a broad line of debt products designed to meet the needs of both institutional and retail investors. We maintain investor diversity by placing debt directly with customers, through selected dealer programs and by targeted issuance of large liquid transactions. Through collateralized funding transactions, we are able to access an alternative investor base and further diversify our funding strategies. We also maintain a comprehensive, direct marketing program to ensure our investors receive consistent and timely information regarding our financial performance.
The measurement and management of liquidity risk is a primary focus. Three standard analyses are utilized to accomplish this goal. First, a rolling 60 day funding plan is updated daily to quantify near-term needs and develop the appropriate strategies to fund those needs. As part of this process, debt maturity profiles (daily, monthly, annually) are generated to assist in planning and limiting any potential rollover risk (which is the risk that we will be unable to pay our debt or borrow additional funds as it becomes due). Second, comprehensive plans identifying monthly funding requirements for the next twelve months are updated at least weekly and monthly funding plans for the next two years are maintained. These plans focus on funding projected asset growth and drive both the timing and size of debt issuances. And third, a Maximum Cumulative Outflow (MCO) analysis is updated regularly to measure liquidity risk. Cumulative comprehensive cash inflows are subtracted from outflows to generate a net exposure that is tracked both monthly over the next 12 month period and annually for 5 years. Net outflow limits are reviewed by HSBC Finance Corporation’s ALCO and HSBC.
We recognize the importance of being prepared for constrained funding environments. While the potential scenarios driving this analysis have changed due to our affiliation with HSBC, contingency funding plans are still maintained as part of the liquidity management process. Alternative funding strategies are updated regularly for a rolling 12 months and assume limited access to unsecured funding and continued access to the collateralized funding markets. These alternative strategies are designed to enable us to achieve monthly funding goals through controlled growth, sales of receivables and access to committed sources of contingent liquidity including bank lines and undrawn securitization conduits. Although our overall liquidity situation has improved significantly since our acquisition by HSBC, the strategies and analyses utilized in the past to successfully manage liquidity remain in place today. The combination of this process with the funding

HSBC Finance Corporation

provided by HSBC subsidiaries and clients should ensure our access to diverse markets, investor bases and adequate funding for the foreseeable future.
See “Liquidity and Capital Resources” for further discussion of our liquidity position.
Market Risk The objective of our market risk management process is to manage and control market risk exposures in order to optimize return while maintaining a market profile as a provider of financial products and services. Market risk is the risk that movements in market rates, including interest rates and foreign currency exchange rates, will reduce our income or the value of our portfolios.
Future net interest income is affected by movements in interest rates. Although our main operations are in the U.S., we also have operations in Canada and the U.K. which prepare their financial statements in their local currency. Accordingly, our financial statements are affected by movements in exchange rates between the functional currencies of these subsidiaries and the U.S. dollar. We maintain an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We manage our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We manage our exposure to foreign currency exchange risk primarily through the use of currency swaps, options and forwards. We do not use leveraged derivative financial instruments for interest rate risk management. Since our acquisition by HSBC, we have not entered into foreign exchange contracts to hedge our investment in foreign subsidiaries.
Prior to the acquisition by HSBC, the majority of our fair value and cash flow hedges were effective hedges which qualified for shortcut accounting under SFAS 133. Under the Financial Accounting Standards Board’s interpretations of SFAS 133, the shortcut method of accounting was no longer allowed for interest rate swaps which were outstanding at the time of the merger. As a consequence of the acquisition, pre-existing hedging relationships, including hedging relationships that had previously qualified under the “shortcut” method of accounting pursuant to SFAS 133, were required to be reestablished. In the fourth quarter of 2004, management determined that there were some deficiencies in the documentation required to support hedge accounting under U.S. GAAP.
Management, having determined during the fourth quarter of 2004 that there were certain documentation deficiencies, engaged independent expert consultants to advise on the continuing effectiveness of the identified hedging relationships and consulted with our independent accountants, KPMG LLP. As a result of this assessment, we concluded that a substantial number of our hedges met the correlation effectiveness requirement of SFAS 133 throughout the period following our acquisition by HSBC. However, we also determined in conjunction with KPMG LLP that, although a substantial number of the impacted hedges satisfied the correlation effectiveness requirement of SFAS 133, there were technical deficiencies in the documentation that could not be corrected retroactively or disregarded notwithstanding the proven effectiveness of the hedging relationship in place and, consequently, that the requirements of SFAS 133 were not met and that hedge accounting was not appropriate during the period these documentation deficiencies existed. Substantially all derivative financial instruments we have entered into subsequent to the acquisition qualify as effective hedges under SFAS 133. The discontinuation of hedge accounting on our fair value and cash flow hedging instruments outstanding at the time of the merger, coupled with the loss of hedge accounting on certain post merger fair value swaps, collectively increased net income by $175 million in 2004 and decreased net income by $62 million for the period March 29, 2003 through December 31, 2003.
Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of changes in interest rates on net interest income. The key assumptions used in these models include expected loan payoff rates, loan volumes and pricing, cash flows from derivative financial instruments and changes in market conditions. These assumptions are based on our best estimates of actual conditions. The models cannot precisely predict the actual impact of changes in interest rates on our earnings because these assumptions are highly uncertain. At December 31, 2004, our interest rate risk levels were below those allowed by our existing policy.

HSBC Finance Corporation

We generally fund our assets with liabilities that have similar interest rate features, or are combined at issuance with derivatives such that they are similar, but different maturities. This initially reduces interest rate risk. Over time, however, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products produce different interest rate risk exposures. We use derivative financial instruments, principally interest rate swaps, to manage these exposures. Interest rate futures, interest rate forwards and purchased options are also used on a limited basis to reduce interest rate risk.
We monitor the impact that an immediate hypothetical 100 basis points parallel increase or decrease in interest rates would have on our net interest income over the next twelve months. The following table summarizes such estimated impact:

	At
	December 31,

	2004	2003

		(Restated)
	(in millions)
Decrease in net interest income following an immediate hypothetical 100 basis points parallel rise in interest rates	$279	$383
Increase in net interest income following an immediate hypothetical 100 basis points parallel fall in interest rates	$274	$396
These estimates include both the net interest income impact of the derivative positions we have entered into which are considered to be effective hedges under SFAS 133 and the impact of economic hedges of certain underlying debt instruments which do not qualify for hedge accounting as previously discussed, as if they were effective hedges under SFAS 133. These estimates also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated.
Net interest income at risk will change as a result of the loss of hedge accounting on a portfolio of economic hedges. At December 31, 2004, our net interest income sensitivity to a 100 basis points immediate rise in rates for the next 12 months is a decrease of $285 million as opposed to the amount reported above, and the sensitivity to an immediate 100 basis points fall in rates for the next 12 months is an increase of $286 million as opposed to the amount reported above. This sensitivity only considers changes in interest rates and does not consider changes from other variables, such as exchange rates that may impact margin. The increase in exposure to rising interest rates results primarily from the reclassification of cash flow hedges (the pay fixed/receive floating interest rate swaps), which do not qualify for hedge accounting under SFAS 133. It is our intention to reduce this exposure by regaining hedge accounting treatment as soon as possible. We will continue to manage our total interest rate risk on a basis consistent with the risk management process employed since the acquisition.
HSBC Group also has certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit as of December 31, 2004 was $3 million, which includes limits associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $3 million. As of December 31, 2004, we had a PVBP position of less than $1 million reflecting the impact of a one basis point increase in interest rates.
While the total PVBP position will not change as a result of the loss of hedge accounting, the portfolio of ineffective hedges at December 31, 2004 represent PVBP risk of ($2.7) million. The interest rate risk remaining for all other assets and liabilities, including effective hedges, results in an offsetting PVBP risk of $1.9 million and, therefore, a net PVBP position of less than $1 million.

HSBC Finance Corporation

Foreign currency exchange risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. We enter into foreign exchange rate forward contracts and currency swaps to minimize currency risk associated with changes in the value of foreign-denominated liabilities. Currency swaps convert principal and interest payments on debt issued from one currency to another. For example, we may issue Euro-denominated debt and then execute a currency swap to convert the obligation to U.S. dollars. Prior to the acquisition, we had periodically entered into foreign exchange contracts to hedge portions of our investments in our United Kingdom and Canada subsidiaries. We estimate that a 10 percent adverse change in the British pound/ U.S. dollar and Canadian dollar/ U.S. dollar exchange rate would result in a decrease in common shareholder’s(s’) equity of $188 million at December 31, 2004 and $162 million at December 31, 2003 and would not have a material impact on net income.
We have issued debt in a variety of currencies and simultaneously executed currency swaps to hedge the future interest and principal payments. As a result of the loss of hedge accounting on currency swaps outstanding at the time of merger, the recognition of the change in the currency risk on these swaps is recorded differently than the corresponding risk on the underlying foreign denominated debt. Currency risk on the swap is now recognized immediately on the net present value of all future swap payments. On the corresponding debt, currency risk is recognized on the principal outstanding which is converted at the period end spot translation rate and on the interest accrual which is converted at the average spot rate for the reporting period.
Operational Risk Operational risk is the risk of loss arising through fraud, unauthorized activities, error, omission, inefficiency, systems failure or from external events. It is inherent in every business organization and covers a wide spectrum of issues. We manage this risk through a controls-based environment in which processes are documented, authorization is independent and transactions are reconciled and monitored. This is supported by an independent program of periodic reviews undertaken by Internal Audit. We also monitor external operations risk events which take place in the financial services industry to ensure that we remain in line with best practice and take account of lessons learned from publicized operational failures within the financial services industry. We also maintain and test emergency policies and procedures to support operations and our personnel in the event of disasters.

HSBC Finance Corporation

GLOSSARY OF TERMS
Affinity Credit Card – A MasterCard or Visa account jointly sponsored by the issuer of the card and an organization whose members share a common interest (e.g., the AFL-CIO Union Plus® credit card program).
Auto Finance Loans – Closed-end loans secured by a first or second lien on a vehicle.
Co-Branded Credit Card – A MasterCard or Visa account that is jointly sponsored by the issuer of the card and another corporation (e.g., the GM Card®). The account holder typically receives some form of added benefit for using the card.
Consumer Net Charge-off Ratio – Net charge-offs of consumer receivables divided by average consumer receivables outstanding.
Contractual Delinquency – A method of determining aging of past due accounts based on the status of payments under the loan. Delinquency status may be affected by customer account management policies and practices such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management plans, loan rewrites and deferments.
Efficiency Ratio – Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.
Fee Income – Income associated with interchange on credit cards and late and other fees from the origination or acquisition of loans.
Foreign Exchange Contract – A contract used to minimize our exposure to changes in foreign currency exchange rates.
Futures Contract – An exchange-traded contract to buy or sell a stated amount of a financial instrument or index at a specified future date and price.
HINO – HSBC Investments (North America) Inc., which is the immediate parent of HSBC Finance Corporation.
HNAH – HSBC North America Holdings Inc. and the immediate parent of HINO.
HSBC – HSBC Holdings plc.
HSBC Bank USA – HSBC Bank USA, National Association
HTSU – HSBC Technology and Services (USA) Inc., which provides information technology services to all subsidiaries of HNAH and other subsidiaries of HSBC.
Goodwill – Represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations.
Intangible Assets – Assets (not including financial assets) that lack physical substance. Our acquired intangibles include purchased credit card relationships and related programs, merchant relationships in our retail services business, other loan related relationships, trade names, and technology, customer lists and other contracts.
Interchange Fees – Fees received for processing a credit card transaction through the MasterCard or Visa network.
Interest-only Strip Receivables – Represent our contractual right to receive interest and other cash flows from our securitization trusts after the investors receive their contractual return.
Interest Rate Swap – Contract between two parties to exchange interest payments on a stated principal amount (notional principal) for a specified period. Typically, one party makes fixed rate payments, while the other party makes payments using a variable rate.

HSBC Finance Corporation

LIBOR – London Interbank Offered Rate. A widely quoted market rate which is frequently the index used to determine the rate at which we borrow funds.
Liquidity – A measure of how quickly we can convert assets to cash or raise additional cash by issuing debt.
Managed Basis – A non-GAAP method of reporting whereby net interest income, other revenues and credit losses on securitized receivables structured as sales are reported as if those receivables were still held on our balance sheet.
Managed Receivables – The sum of receivables on our balance sheet and those that we service for investors as part of our asset securitization program.
MasterCard and Visa Receivables – Receivables generated through customer usage of MasterCard and Visa credit cards.
Net Interest Income – Interest income from receivables and noninsurance investment securities reduced by interest expense.
Net Interest Margin – Net interest income as a percentage of average interest-earning assets.
Nonaccrual Loans – Loans on which we no longer accrue interest because ultimate collection is unlikely.
Options – A contract giving the owner the right, but not the obligation, to buy or sell a specified item at a fixed price for a specified period.
Owned Receivables – Receivables held on our balance sheet.
Personal Homeowner Loan (“PHL”) – A high loan-to-value real estate loan that has been underwritten and priced as an unsecured loan. These loans are reported as personal non-credit card receivables.
Personal Non-Credit Card Receivables – Unsecured lines of credit or closed-end loans made to individuals.
Portfolio Seasoning – Relates to the aging of origination vintages. Loss patterns emerge slowly over time as new accounts are booked.
Private Label Credit Card – A line of credit made available to customers of retail merchants evidenced by a credit card bearing the merchant’s name.
Product Vintage Analysis – Refers to loss curves on specific product origination pools by date of origination.
Real Estate Secured Loan – Closed-end loans and revolving lines of credit secured by first or second liens on residential real estate.
Receivables Serviced with Limited Recourse – Receivables we have securitized in transactions structured as sales and for which we have some level of potential loss if defaults occur.
Return on Average Common Shareholder’s(s’) Equity – Net income less dividends on preferred stock divided by average common shareholder’s(s’) equity.
Return on Average Managed Assets – Net income divided by average managed assets.
Return on Average Owned Assets – Net income divided by average owned assets.
Secured Financing – The process where interests in a dedicated pool of financial assets are sold to investors. Generally, the receivables are transferred through a limited purpose financing subsidiary to a trust that issues interests that are sold to investors. These transactions do not receive sale treatment under SFAS No. 140. The receivables and related debt remain on our balance sheet.
Securitization – The process where interests in a dedicated pool of financial assets, typically credit card, auto or personal non-credit card receivables, are sold to investors. Generally, the receivables are sold to a trust that

HSBC Finance Corporation

issues interests that are sold to investors. These transactions are structured to receive sale treatment under SFAS No. 140. The receivables are then removed from our balance sheet.
Securitization Revenue – Includes income associated with current and prior period securitizations structured as sales of receivables with limited recourse. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.
Tangible Common Equity – Common shareholder’s(s’) equity (excluding unrealized gains and losses on investments and cash flow hedging instruments and any minimum pension liability) less acquired intangibles and goodwill.
Tangible Shareholder’s(s’) Equity – Tangible common equity, preferred stock, company obligated mandatorily redeemable preferred securities of subsidiary trusts (including amounts due to affiliates) and senior debt which contains mandatorily redeemable obligations to purchase HSBC common stock in 2006 (the Adjustable Conversion-Rate Equity Security Units), adjusted for purchase accounting adjustments.
Tangible Managed Assets – Total managed assets less acquired intangibles, goodwill and derivative financial assets.
Taxpayer Financial Services (“TFS”) Income – Our taxpayer financial services business provides consumer tax refund lending in the United States. This income primarily consists of fees received from the consumer for origination of a short term loan which will be repaid from their federal income tax return refund.
Whole Loan Sales – Sales of loans to third parties without recourse. Typically, these sales are made pursuant to our liquidity or capital management plans.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
CREDIT QUALITY STATISTICS – OWNED BASIS

	2004	2003	2002	2001	2000

	(dollars are in millions)
Owned Two-Month-and-Over Contractual Delinquency Ratios
Real estate secured	2.96%	4.33%	3.91%	2.63%	2.58%
Auto finance	2.07	2.51	3.96	2.92	2.46
MasterCard/ Visa	4.88	5.76	5.97	5.67	4.90
Private label	4.13	5.42	6.36	5.99	5.60
Personal non-credit card	8.69	10.01	8.95	8.44	7.62

Total consumer	4.07%	5.36%	5.34%	4.43%	4.19%

Ratio of Owned Net Charge-offs to Average Owned Receivables for the Year
Real estate secured	1.10%	.99%	.91%	.52%	.42%
Auto finance	3.43	4.91	6.00	4.00	3.29
MasterCard/ Visa(1)	8.85	9.18	9.46	8.17	6.55
Private label(1)	6.17	5.75	6.28	5.59	5.34
Personal non-credit card	9.75	9.89	8.26	6.81	7.02

Total consumer(1)	4.00	4.06	3.81	3.32	3.18
Commercial	-	.46	(.40)	2.10	2.69

Total	3.98%	4.05%	3.79%	3.31%	3.18%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.38%	1.42%	1.29%	.84%	.70%

Nonaccrual Owned Receivables
Domestic:
Real estate secured	$1,489	$1,777	$1,367	$907	$686
Auto finance	155	104	80	69	45
Private label	24	43	38	39	48
Personal non-credit card	908	898	902	782	610
Foreign	432	316	264	215	226

Total consumer	3,008	3,138	2,651	2,012	1,615
Commercial and other	4	6	15	15	42

Total	$3,012	$3,144	$2,666	$2,027	$1,657

Accruing Consumer Owned Receivables 90 or More Days Delinquent
Domestic:
MasterCard/ Visa	$469	$443	$343	$352	$272
Private label	-	429	491	462	355
Foreign	38	32	27	30	22

Total	$507	$904	$861	$844	$649

Real Estate Owned
Domestic	$583	$627	$424	$395	$333
Foreign	4	4	3	4	4

Total	$587	$631	$427	$399	$337

Renegotiated Commercial Loans	$2	$2	$1	$2	$12

(1)	The adoption of FFIEC charge-off policies for our domestic private label and MasterCard/ Visa portfolios in December 2004 increased private label net charge-offs by $155 million (119 basis points) and MasterCard/ Visa net charge-offs by $3 million (2 basis points) and total consumer net charge-offs by $158 million (16 basis points) for the year ended December 31, 2004.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
CREDIT QUALITY STATISTICS – MANAGED BASIS(1)

	2004	2003	2002	2001	2000

	(dollars are in millions)
Managed Two-Month-and-Over Contractual Delinquency Ratios
Real estate secured	2.97%	4.35%	3.94%	2.68%	2.63%
Auto finance	2.96	3.84	3.65	3.16	2.55
MasterCard/ Visa	3.98	4.16	4.12	4.10	3.49
Private label	4.13	4.94	6.03	5.48	5.48
Personal non-credit card	9.30	10.69	9.41	8.87	7.97

Total consumer	4.24%	5.39%	5.24%	4.46%	4.20%

Ratio of Managed Net Charge-offs to Average Managed Receivables for the Year
Real estate secured	1.10%	1.00%	.92%	.53%	.45%
Auto finance	5.80	7.00	6.63	5.31	4.80
MasterCard/ Visa(2)	7.29	7.26	7.12	6.63	5.58
Private label(2)	6.03	5.62	5.75	5.18	5.35
Personal non-credit card	10.20	9.97	8.32	6.79	6.97

Total consumer(2)	4.61	4.67	4.28	3.73	3.64
Commercial	-	.46	(.40)	2.10	2.69

Total	4.59%	4.66%	4.26%	3.72%	3.63%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.38%	1.42%	1.29%	.83%	.71%

Nonaccrual Managed Receivables
Domestic:
Real estate secured	$1,496	$1,791	$1,391	$941	$734
Auto finance	302	338	272	202	116
Private label	24	43	38	39	48
Personal non-credit card	1,263	1,464	1,320	1,106	902
Foreign	469	367	311	263	270

Total consumer	3,554	4,003	3,332	2,551	2,070
Commercial and other	4	6	15	15	42

Total	$3,558	$4,009	$3,347	$2,566	$2,112

Accruing Consumer Managed Receivables 90 or More Days Delinquent
Domestic:
MasterCard/ Visa	$570	$601	$513	$527	$421
Private label	-	582	633	503	417
Foreign	38	32	27	30	22

Total	$608	$1,215	$1,173	$1,060	$860

(1)	These non-GAAP financial measures are provided for comparison of our operating trends and should be read in conjunction with our owned basis GAAP financial information. Refer to “Reconciliations to GAAP Financial Measures” for a discussion of non-GAAP financial information and for quantitative reconciliations to the equivalent GAAP basis financial measure.

(2)	The adoption of FFIEC charge-off policies for our domestic private label and MasterCard/ Visa portfolios in December 2004 increased private label net charge-offs by $197 million (112 basis points) and MasterCard/ Visa net charge-offs by $5 million (2 basis points) and total consumer net charge-offs by $202 million (17 basis points) for the year ended December 31, 2004.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY – OWNED RECEIVABLES

	2004		2003	2002	2001	2000

	(dollars are in millions)
Total Owned Credit Loss Reserves at January 1	$3,793		$3,333	$2,663	$2,112	$1,757

Provision for Credit Losses	4,334		3,967	3,732	2,913	2,117

Charge-offs
Domestic:
Real estate secured	(629)		(496)	(430)	(194)	(123)
Auto finance	(204)		(148)	(159)	(94)	(61)
MasterCard/ Visa(1)	(1,082)		(936)	(736)	(646)	(432)
Private label(1)	(788)		(684)	(650)	(591)	(537)
Personal non-credit card	(1,350)		(1,354)	(1,193)	(893)	(724)
Foreign	(355)		(257)	(223)	(237)	(233)

Total consumer	(4,408)		(3,875)	(3,391)	(2,655)	(2,110)
Commercial and other	(1)		(3)	(2)	(12)	(17)

Total owned receivables charged off	(4,409)		(3,878)	(3,393)	(2,667)	(2,127)

Recoveries
Domestic:
Real estate secured	18		10	7	5	5
Auto finance	6		5	7	1	1
MasterCard/ Visa	103		87	59	52	25
Private label	79		72	48	61	54
Personal non-credit card	120		82	92	76	62
Foreign	50		34	49	62	58

Total consumer	376		290	262	257	205
Commercial and other	-		1	2	-	-

Total recoveries on owned receivables	376		291	264	257	205
Other, net	(469)		80	67	48	160

Owned Credit Loss Reserves
Domestic:
Real estate secured	645		670	551	284	173
Auto finance	181		172	126	77	51
MasterCard/ Visa	1,205		806	649	594	541
Private label	28		519	527	499	425
Personal non-credit card	1,237		1,348	1,275	1,032	734
Foreign	316		247	172	137	142

Total consumer	3,612		3,762	3,300	2,623	2,066
Commercial and other	13		31	33	40	46

Total Owned Credit Loss Reserves at December 31	$3,625		$3,793	$3,333	$2,663	$2,112

Ratio of Owned Credit Loss Reserves to:
Net charge-offs	89.9	% (2)	105.7%	106.5%	110.5%	109.9%
Receivables:
Consumer	3.39		4.09	4.02	3.31	3.10
Commercial	8.90		6.80	6.64	7.12	7.43

Total	3.39%		4.11%	4.04%	3.33%	3.14%

Nonperforming loans:
Consumer	102.7%		93.2%	94.0%	91.9%	91.2%
Commercial	535.9		469.8	229.7	278.7	85.4

Total	103.0%		93.7%	94.5%	92.7%	91.1%

(1)	Includes $3 million of MasterCard and Visa and $155 million of private label charge-off relating to the adoption of FFIEC charge-off policies in December 2004.

(2)	In December 2004 we adopted FFIEC charge-off policies for our domestic private label and MasterCard/ Visa portfolios and subsequently sold the domestic private label receivable portfolio. These events had a significant impact on this ratio. Reserves as a percentage of net charge-offs excluding domestic private label net charge-offs and charge-off relating to the adoption of FFIEC was 109.2% at December 31, 2004.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY – MANAGED RECEIVABLES(1)

	2004		2003	2002	2001	2000

	(dollars are in millions)
Total Managed Credit Loss Reserves at January 1	$6,167		$5,092	$3,811	$3,194	$2,667

Provision for Credit Losses	4,522		6,242	5,655	4,018	3,252

Charge-Offs
Domestic:
Real estate secured	(631)		(500)	(437)	(203)	(140)
Auto finance	(561)		(567)	(478)	(287)	(188)
MasterCard/ Visa(2)	(1,551)		(1,462)	(1,274)	(1,148)	(881)
Private label(2)	(1,066)		(918)	(764)	(640)	(606)
Personal non-credit card	(1,919)		(1,862)	(1,600)	(1,196)	(1,030)
Foreign	(423)		(330)	(280)	(282)	(276)

Total consumer	(6,151)		(5,639)	(4,833)	(3,756)	(3,121)
Commercial and other	(1)		(3)	(2)	(12)	(17)

Total managed receivables charged off	(6,152)		(5,642)	(4,835)	(3,768)	(3,138)

Recoveries
Domestic:
Real estate secured	18		10	7	5	5
Auto finance	15		12	17	4	4
MasterCard/ Visa	132		127	96	81	50
Private label	101		92	56	62	57
Personal non-credit card	154		106	122	101	79
Foreign	58		40	59	72	69

Total consumer	478		387	357	325	264
Commercial and other	-		1	2	-	-

Total recoveries on managed receivables	478		388	359	325	264
Other, net	(500)		87	102	42	149

Managed Credit Loss Reserves
Domestic:
Real estate secured	646		671	561	304	196
Auto finance	516		846	759	449	324
MasterCard/ Visa	1,306		1,114	957	975	849
Private label	28		886	791	603	599
Personal non-credit card	1,635		2,244	1,697	1,217	958
Foreign	371		375	294	223	222

Total consumer	4,502		6,136	5,059	3,771	3,148
Commercial and other	13		31	33	40	46

Total Managed Credit Loss Reserves at December 31	$4,515		$6,167	$5,092	$3,811	$3,194

Ratio of Managed Credit Loss Reserves to:
Net charge-offs	79.6	% (3)	117.4%	113.8%	110.7%	111.1%
Receivables:
Consumer	3.73		5.19	4.73	3.77	3.62
Commercial	8.90		6.80	6.64	7.12	7.43

Total	3.73%		5.20%	4.74%	3.78%	3.65%

Nonperforming loans:
Consumer	108.2%		117.6%	112.3%	104.5%	107.4%
Commercial	535.9		469.8	229.7	278.7	85.4

Total	108.4%		118.0%	112.6%	105.0%	107.0%

(1)	These non-GAAP financial measures are provided for comparison of our operating trends and should be read in conjunction with our owned basis GAAP financial information. Refer to “Reconciliations to GAAP Financial Measures” for a discussion of non-GAAP financial information and for quantitative reconciliations to the equivalent GAAP basis financial measure.

(2)	Includes $5 million of MasterCard and Visa and $197 million of private label charge-off relating to the adoption of FFIEC charge-off policies in December 2004.

(3)	As previously discussed, the adoption of FFIEC charge-off policies for our domestic private label and MasterCard/ Visa portfolios and subsequent sale of the domestic private label receivable portfolio in December 2004 had a significant impact on this ratio. Reserves as a percentage of net charge-offs excluding domestic private label net charge-offs and charge-off relating to the adoption of FFIEC was 96.0% at December 31, 2004.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
NET INTEREST MARGIN – 2004 COMPARED TO 2003 (OWNED BASIS)

					Finance and Interest
					Income/ Interest		Increase/ (Decrease) Due to:
	Average Outstanding(1)		Average Rate		Expense
								Volume	Rate
	2004	2003	2004	2003	2004	2003	Variance	Variance(2)	Variance(2)

		(Restated)		(Restated)		(Restated)
	(dollars are in millions)
Receivables:
Real estate secured	$56,303	$49,852	8.8%	9.7%	$4,974	$4,852	$122	$594	$(472)
Auto finance	5,785	2,920	12.2	12.9	706	378	328	351	(23)
MasterCard/ Visa	11,575	9,517	14.8	14.8	1,712	1,406	306	304	2
Private label	13,029	11,942	10.8	11.6	1,407	1,379	28	121	(93)
Personal non-credit card	14,194	14,009	15.7	16.5	2,234	2,314	(80)	30	(110)
Commercial and other	354	430	2.5	2.2 (6)	9	10	(1)	(2)	1
Purchase accounting adjustments	319	397	-	-	(201)	(200)	(1)	(1)	-

Total receivables	101,559	89,067	10.7	11.4	10,841	10,139	702	1,401	(699)
Noninsurance investments	4,853	5,280	2.1	2.0	104	103	1	(6)	7

Total interest-earning assets (excluding insurance investments)	$106,412	$94,347	10.3%	10.9%	$10,945	$10,242	$703	$1,261	$(558)
Insurance investments	3,165	3,160
Other assets	14,344	12,590

Total Assets	$123,921	$110,097

Debt:
Deposits	$88	$992	1.9%	3.6%	$2	$36	$(34)	$(24)	$(10)
Commercial paper	11,403	6,357	1.8	1.6	210	103	107	91	16
Bank and other borrowings	38	1,187	1.9 (6)	3.9	1	46	(45)	(29)	(16)
Due to affiliates	8,752	3,014	3.9	2.4	343	73	270	204	66
Long term debt (with original maturities over one year)	79,834	73,383	3.3	3.6	2,587	2,670	(83)	223	(306)

Total debt	$100,115	$84,933	3.1%	3.4%	$3,143	$2,928	$215	$492	$(277)
Other liabilities	5,703	9,836

Total liabilities	105,818	94,769
Preferred securities	1,100	1,119
Common shareholder’s(s’) equity	17,003	14,209

Total Liabilities and Shareholder’s(s’) Equity	$123,921	$110,097

Net Interest Margin – Owned Basis(3)(5)			7.3%	7.8%	$7,802	$7,314	$488	$769	$(281)

Interest Spread – Owned Basis(4)			7.2%	7.5%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.

(3)	Represents net interest income as a percent of average interest-earning assets

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets

(5)	The net interest margin analysis includes the following for foreign businesses:

	2004	2003

Average interest-earning assets	$10,728	$8,779
Average interest-bearing liabilities	9,127	7,957
Net interest income	712	660
Net interest margin	6.6%	7.5%

(6)	Average rate does not recompute from the dollar figures presented due to rounding.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
NET INTEREST MARGIN – 2003 COMPARED TO 2002 (OWNED BASIS)

					Finance and
	Average				Interest Income/		Increase/ (Decrease) Due to:
	Outstanding(1)		Average Rate		Interest Expense
								Volume	Rate
	2003	2002	2003	2002	2003	2002	Variance	Variance(2)	Variance(2)

	(Restated)		(Restated)		(Restated)
	(dollars are in millions)
Receivables:
Real estate secured	$49,852	$47,258	9.7%	10.7%	$4,852	$5,051	$(199)	$268	$(467)
Auto finance	2,920	2,529	12.9	14.7	378	373	5	54	(49)
MasterCard/ Visa	9,517	7,569	14.8	14.8	1,406	1,119	287	288	(1)
Private label	11,942	10,775	11.6	12.2	1,379	1,314	65	137	(72)
Personal non-credit card	14,009	13,968	16.5	18.1	2,314	2,526	(212)	7	(219)
Commercial and other	430	483	2.2 (6)	2.1	10	10	-	(1)	1
Purchase accounting adjustments	397	-	-	-	(200)	-	(200)	(200)	-

Total receivables	89,067	82,582	11.4	12.6	10,139	10,393	(254)	781	(1,035)
Noninsurance investments	5,280	5,302	2.0	2.5	103	132	(29)	(1)	(28)

Total interest-earning assets (excluding insurance investments)	$94,347	$87,884	10.9%	12.0%	$10,242	$10,525	$(283)	$735	$(1,018)
Insurance investments	3,160	3,191
Other assets	12,590	5,229

Total Assets	$110,097	$96,304

Debt:
Deposits	$992	$5,839	3.6%	6.5%	$36	$380	$(344)	$(224)	$(120)
Commercial paper	6,357	6,830	1.6	1.9	103	130	(27)	(9)	(18)
Bank and other borrowings	1,187	1,473	3.9	3.4	46	51	(5)	(11)	6
Due to affiliates	3,014	-	2.4	-	73	-	73	73	-
Long term debt (with original maturities over one year)	73,383	69,406	3.6	4.8	2,670	3,310	(640)	181	(821)

Total debt	$84,933	$83,548	3.4%	4.6%	$2,928	$3,871	$(943)	$63	$(1,006)
Other liabilities	9,836	3,251

Total liabilities	94,769	86,799
Preferred securities	1,119	865
Common shareholder’s(s’) equity	14,209	8,640

Total Liabilities and Shareholder’s(s’) Equity	$110,097	$96,304

Net Interest Margin – Owned Basis(3)(5)			7.8%	7.6%	$7,314	$6,654	$660	$672	$(12)

Interest Spread – Owned Basis (4)			7.5%	7.4%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components

(3)	Represents net interest income as a percent of average interest-earning assets

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets

(5)	The net interest income analysis includes the following for foreign businesses:

	2003	2002

Average interest-earning assets	$8,779	$6,616
Average interest-bearing liabilities	7,957	6,076
Net interest income	660	483
Net interest margin	7.5%	7.3%

(6)	Average rate does not recompute from dollar figures presented due to rounding.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
NET INTEREST MARGIN – 2004 COMPARED TO 2003 AND 2002 (MANAGED BASIS)
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

											Increase/(Decrease) Due to:

								Finance and Interest			2004 Compared to 2003			2003 Compared to 2002
	Average Outstanding(1)			Average Rate				Income/Interest Expense
												Volume	Rate		Volume	Rate
	2004	2003	2002	2004	2003		2002	2004	2003	2002	Variance	Variance(2)	Variance(2)	Variance	Variance(2)	Variance(2)

		(Restated)			(Restated)				(Restated)
	(dollars are in millions)
Receivables:
Real estate secured	$56,462	$50,124	$47,830	8.8%	9.7%		10.7%	$4,984	$4,874	$5,114	$110	$583	$(473)	$(240)	$238	$(478)
Auto finance	9,432	7,918	6,942	13.3	14.9		16.7	1,250	1,180	1,156	70	210	(140)	24	153	(129)
MasterCard/ Visa	20,674	19,272	17,246	12.7	12.9		13.4	2,627	2,484	2,304	143	179	(36)	180	263	(83)
Private label	17,579	16,016	13,615	10.8	11.5		12.2	1,895	1,843	1,663	52	173	(121)	180	281	(101)
Personal non- credit card	18,986	19,041	18,837	17.2	17.8		18.6	3,260	3,388	3,505	(128)	(10)	(118)	(117)	38	(155)
Commercial and other	354	430	483	2.5	2.2	(5)	2.1	9	10	10	(1)	(2)	1	-	-	-
Purchase accounting adjustment	319	397	-	-	-		-	(201)	(200)	-	(1)	(1)	-	(170)	(170)	-

Total receivables	123,806	113,198	104,953	11.2	12.0		13.1	13,824	13,579	13,752	245	1,253	(1,008)	(143)	1,036	(1,179)
Noninsurance investments	4,853	5,280	5,302	2.1	2.0		2.5	104	103	131	1	(6)	7	(58)	(1)	(57)

Total interest- earning assets (excluding insurance investments)	$128,659	$118,478	$110,255	10.8%	11.5%		12.6%	$13,928	$13,682	$13,883	$246	$1,133	$(887)	$(201)	$1,025	$(1,226)

Total debt	$122,362	$109,064	$105,919	3.0%	3.2%		4.3%	$3,671	$3,494	$4,546	$177	$408	$(231)	$(1,052)	$133	$(1,185)

Net Interest Margin – Managed Basis(3)				8.0%	8.6%		8.5%	$10,257	$10,188	$9,337	$69	$725	$(656)	$851	$892	$(41)

Interest Spread – Managed Basis(4)				7.8%	8.3%		8.3%

(1)	Nonaccrual loans are included in average outstanding balances.
(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components
(3)	Represents net interest income as a percent of average interest-earning assets
(4)	Represents the difference between the yield earned on interest-earning assets and cost of the debt used to fund the assets.
(5)	Average rate does not recompute from dollar figures presented due to rounding.

RECONCILIATIONS TO GAAP FINANCIAL MEASURES
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition to the GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-GAAP basis:
Operating Results, Percentages and Ratios Certain percentages and ratios have been presented on an operating basis and have been calculated using “operating net income”, a non-GAAP financial measure. “Operating net income” is net income excluding certain nonrecurring items. These nonrecurring items are also excluded in calculating our operating basis efficiency ratios. We believe that excluding these items helps readers of our financial statements to understand better the results and trends of our underlying business.
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
Equity Ratios Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”), tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-GAAP financial measures that are used by HSBC Finance Corporation management or certain rating agencies to evaluate capital adequacy. These ratios may differ from similarly named measures presented by other companies. The most directly comparable GAAP financial measure is common and preferred equity to owned assets.
We and certain rating agencies also monitor our equity ratios excluding the impact of purchase accounting adjustments. We do so because we believe that the purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations.
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
Quantitative Reconciliations of Non-GAAP Financial Measures to GAAP Financial Measures For a reconciliation of managed basis net interest income, fee income and provision for credit losses to the comparable owned basis amounts, see Note 23, “Business Segments,” to the accompanying consolidated financial statements. For a reconciliation of our owned loan portfolio by product to our managed loan portfolio, see Note 7, “Receivables,” to the accompanying consolidated financial statements. Reconciliations of our owned basis and managed basis credit quality, loss reserves, net interest income, selected financial ratios, including operating ratios, and our equity ratios follow.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
CREDIT QUALITY STATISTICS – 2004

	Two-Months-and-Over Contractual Delinquency
				Year-to-Date Charge-offs,
	Two-Months-		Two-Months-	Net of Recoveries
	and-Over		and-Over
	Contractual	Receivables	Contractual	Net	Average	Net
	Delinquency	Outstanding	Delinquency(1)	Charge-offs	Receivables	Charge-offs(1)

	(dollars are in millions)
Owned:
First mortgage(2)	$1	$26	5.04%	$1	$32	2.39%
Real estate secured	1,920	64,820	2.96	620	56,303	1.10
Auto finance	156	7,544	2.07	198	5,785	3.43
MasterCard/ Visa	714	14,635	4.88	1,025	11,575	8.85
Private label	141	3,411	4.13	804	13,029	6.17
Personal non-credit card	1,401	16,128	8.69	1,384	14,194	9.75

Total consumer	4,333	106,564	4.07	4,032	100,918	4.00
Commercial	-	291	-	-	322	-

Total	$4,333	$106,855	4.06%	$4,032	$101,240	3.98%

Serviced with Limited Recourse:
Real estate secured	$10	$81	12.35%	$2	$159	1.26%
Auto finance	147	2,679	5.49	349	3,647	9.57
MasterCard/ Visa	170	7,583	2.24	482	9,099	5.30
Private label	-	-	-	256	4,550	5.63
Personal non-credit card	461	3,882	11.88	553	4,792	11.54

Total	$788	$14,225	5.54%	$1,642	$22,247	7.38%

Managed:
First mortgage(2)	$1	$26	5.04%	$1	$32	2.39%
Real estate secured	1,930	64,901	2.97	622	56,462	1.10
Auto finance	303	10,223	2.96	547	9,432	5.80
MasterCard/ Visa	884	22,218	3.98	1,507	20,674	7.29
Private label	141	3,411	4.13	1,060	17,579	6.03
Personal non-credit card	1,862	20,010	9.30	1,937	18,986	10.20

Total consumer	5,121	120,789	4.24	5,674	123,165	4.61
Commercial	-	291	-	-	322	-

Total	$5,121	$121,080	4.23%	$5,674	$123,487	4.59%

(1)	Certain percentages may not recompute from the dollar figures presented due to rounding.
(2)	Includes our liquidating legacy first and reverse mortgage portfolios.

		Serviced with
	Owned	Limited Recourse	Managed

	(dollars are in millions)
Nonaccrual Receivables
Domestic:
Real estate secured	$1,489	$7	$1,496
Auto finance	155	147	302
Private label	24	-	24
Personal non-credit card	908	355	1,263
Foreign	432	37	469

Total consumer	3,008	546	3,554
Commercial and other	4	-	4
	-	-	-

Total	$3,012	$546	$3,558

Accruing Consumer Receivables 90 or More Days Delinquent
Domestic:
MasterCard/ Visa	$469	$101	$570
Private label	-	-	-
Foreign	38	-	38

Total	$507	$101	$608

Real Estate Charge-offs and REO Expense as a Percent of Average Real Estate Secured Receivables
Real estate charge-offs and REO expense	$779	$2	$781
Average real estate secured receivables	56,303	159	56,462

Real estate charge-offs and REO expense as a percent of average real estate secured receivables(1)	1.38%	1.26%	1.38%

(1)	Certain percentages may not recompute from the dollar figures presented due to rounding.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
CREDIT QUALITY STATISTICS – 2003

	Two-Months-and-Over Contractual Delinquency

	Two-Months-		Two-Months-	Year-to-Date Charge-offs, Net of Recoveries
	and-Over		and-Over
	Contractual	Receivables	Contractual	Net	Average	Net
	Delinquency	Outstanding	Delinquency(1)	Charge-offs	Receivables	Charge-offs(1)

	(dollars are in millions)
Owned:
First mortgage(2)	$3	$35	9.14%	$-	$39	.77%
Real estate secured	2,217	51,221	4.33	496	49,852	.99
Auto finance	104	4,138	2.51	143	2,920	4.91
MasterCard/ Visa	644	11,182	5.76	874	9,517	9.18
Private label	683	12,604	5.42	687	11,942	5.75
Personal non-credit card	1,285	12,832	10.01	1,385	14,009	9.89

Total consumer	4,936	92,012	5.36	3,585	88,279	4.06
Commercial	-	366	-	2	391	.46

Total	$4,936	$92,378	5.34%	$3,587	$88,670	4.05%

Serviced with Limited Recourse:
Real estate secured	$21	$194	11.05%	$5	$272	1.69%
Auto finance	234	4,675	5.01	411	4,998	8.22
MasterCard/ Visa	237	9,967	2.38	525	9,755	5.38
Private label	200	5,261	3.79	214	4,074	5.25
Personal non-credit card	740	6,104	12.12	512	5,032	10.17

Total	$1,432	$26,201	5.47%	$1,667	$24,131	6.91%

Managed:
First mortgage(2)	$3	$35	9.14%	$-	$39	.77%
Real estate secured	2,238	51,415	4.35	501	50,124	1.00
Auto finance	338	8,813	3.84	554	7,918	7.00
MasterCard/ Visa	881	21,149	4.16	1,399	19,272	7.26
Private label	883	17,865	4.94	901	16,016	5.62
Personal non-credit card	2,025	18,936	10.69	1,897	19,041	9.97

Total consumer	6,368	118,213	5.39	5,252	112,410	4.67
Commercial	-	366	-	2	391	.46

Total	$6,368	$118,579	5.37%	$5,254	$112,801	4.66%

(1)	Certain percentages may not recompute from the dollar figures presented due to rounding.
(2)	Includes our liquidating legacy first and reverse mortgage portfolios.

		Serviced with
	Owned	Limited Recourse	Managed

	(dollars are in millions)
Nonaccrual Receivables
Domestic:
Real estate secured	$1,777	$14	$1,791
Auto finance	104	234	338
Private label	43	-	43
Personal non-credit card	898	566	1,464
Foreign	316	51	367

Total consumer	3,138	865	4,003
Commercial and other	6	-	6

Total	$3,144	$865	$4,009

Accruing Consumer Receivables 90 or More Days Delinquent
Domestic:
MasterCard/ Visa	$443	$158	$601
Private label	429	153	582
Foreign	32	-	32

Total	$904	$311	$1,215

Real Estate Charge-offs and REO Expense as a Percent of Average Real Estate Secured Receivables
Real estate charge-offs and REO expense	$708	$5	$713
Average real estate secured receivables	49,852	272	50,124

Real estate charge-offs and REO expense as a percent of average real estate secured receivables(1)	1.42%	1.69%	1.42%

(1)	Certain percentages may not recompute from the dollar figures presented due to rounding.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
CREDIT QUALITY STATISTICS – 2002

	Two-Months-and-Over Contractual Delinquency
				Year-to-Date Charge-offs,
	Two-Months-		Two-Months-	Net of Recoveries
	and-Over		and-Over
	Contractual	Receivables	Contractual	Net	Average	Net
	Delinquency	Outstanding	Delinquency(1)	Charge-offs	Receivables	Charge-offs(1)

	(dollars are in millions)
Owned:
First mortgage(2)	$4	$44	9.71%	$2	$54	3.70%
Real estate secured	1,794	45,819	3.91	431	47,258	.91
Auto finance	80	2,024	3.96	152	2,529	6.00
MasterCard/ Visa	534	8,947	5.97	716	7,569	9.46
Private label	721	11,339	6.36	676	10,775	6.28
Personal non-credit card	1,251	13,970	8.95	1,154	13,968	8.26

Total consumer	4,384	82,143	5.34	3,131	82,153	3.81
Commercial	-	419	-	(2)	429	(.40)

Total	$4,384	$82,562	5.31%	$3,129	$82,582	3.79%

Serviced with Limited Recourse:
Real estate secured	$31	$456	6.82%	$7	$572	1.26%
Auto finance	192	5,418	3.54	308	4,413	7.00
MasterCard/ Visa	247	10,006	2.46	512	9,677	5.28
Private label	178	3,578	4.96	107	2,840	3.75
Personal non-credit card	579	5,476	10.60	413	4,869	8.49

Total	$1,227	$24,934	4.92%	$1,347	$22,371	6.02%

Managed:
First mortgage(2)	$4	$44	9.71%	$2	$54	3.70%
Real estate secured	1,825	46,275	3.94	438	47,830	.92
Auto finance	272	7,442	3.65	460	6,942	6.63
MasterCard/ Visa	781	18,953	4.12	1,228	17,246	7.12
Private label	899	14,917	6.03	783	13,615	5.75
Personal non-credit card	1,830	19,446	9.41	1,567	18,837	8.32

Total consumer	5,611	107,077	5.24	4,478	104,524	4.28
Commercial	-	419	-	(2)	429	(.40)

Total	$5,611	$107,496	5.22%	$4,476	$104,953	4.26%

(1) Certain percentages may not recompute from the dollar figures presented due to rounding.
(2) Includes our liquidating legacy first and reverse mortgage portfolios.

		Serviced with
	Owned	Limited Recourse	Managed

	(dollars are in millions)
Nonaccrual Receivables
Domestic:
Real estate secured	$1,367	$24	$1,391
Auto finance	80	192	272
Private label	38	-	38
Personal non-credit card	902	418	1,320
Foreign	264	47	311

Total consumer	2,651	681	3,332
Commercial and other	15	-	15

Total	$2,666	$681	$3,347

Accruing Consumer Receivables 90 or More Days Delinquent
Domestic:
MasterCard/ Visa	$343	$170	$513
Private label	491	142	633
Foreign	27	-	27

Total	$861	$312	$1,173

Real Estate Charge-offs and REO Expense as a Percent of Average Real Estate Secured Receivables
Real estate charge-offs and REO expense	$608	$7	$615
Average real estate secured receivables	47,258	572	47,830

Real estate charge-offs and REO expense as a percent of average real estate secured receivables(1)	1.29%	1.28%	1.29%

(1) Certain percentages may not recompute from the dollar figures presented due to rounding.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
CREDIT QUALITY STATISTICS – 2001

	Two-Months-and-Over Contractual Delinquency
				Year-to-Date Charge-offs,
	Two-Months-		Two-Months-	Net of Recoveries
	and-Over		and-Over
	Contractual	Receivables	Contractual	Net	Average	Net
	Delinquency	Outstanding	Delinquency(1)	Charge-offs	Receivables	Charge-offs(1)

	(dollars are in millions)
Owned:
First mortgage(2)	$8	$63	12.78%	$2	$75	2.28%
Real estate secured	1,154	43,857	2.63	202	38,851	.52
Auto finance	69	2,369	2.92	93	2,319	4.00
MasterCard/ Visa	462	8,141	5.67	665	8,138	8.17
Private label	699	11,664	5.99	587	10,516	5.59
Personal non-credit card	1,126	13,337	8.44	851	12,486	6.81

Total consumer	3,518	79,431	4.43	2,400	72,385	3.32
Commercial	-	444	-	10	480	2.10

Total	$3,518	$79,875	4.40%	$2,410	$72,865	3.31%

Serviced with Limited Recourse:
Real estate secured	$43	$862	5.00%	$8	$1,198	.70%
Auto finance	133	4,026	3.29	189	3,004	6.32
MasterCard/ Visa	252	9,254	2.73	482	9,145	5.27
Private label	58	2,150	2.69	48	1,745	2.72
Personal non-credit card	469	4,656	10.09	305	4,528	6.74

Total	$955	$20,948	4.56%	$1,032	$19,620	5.26%

Managed:
First mortgage(2)	$8	$63	12.78%	$2	$75	2.28%
Real estate secured	1,197	44,719	2.68	210	40,049	.53
Auto finance	202	6,395	3.16	282	5,323	5.31
MasterCard/ Visa	714	17,395	4.10	1,147	17,283	6.63
Private label	757	13,814	5.48	635	12,261	5.18
Personal non-credit card	1,595	17,993	8.87	1,156	17,014	6.79

Total consumer	4,473	100,379	4.46	3,432	92,005	3.73
Commercial	-	444	-	10	480	2.10

Total	$4,473	$100,823	4.44%	$3,442	$92,485	3.72%

(1)	Certain percentages may not recompute from the dollar figures presented due to rounding.
(2)	Includes our liquidating legacy first and reverse mortgage portfolios.

		Serviced with
	Owned	Limited Recourse	Managed

	(dollars are in millions)
Nonaccrual Receivables
Domestic:
Real estate secured	$907	$34	$941
Auto finance	69	133	202
Private label	39	-	39
Personal non-credit card	782	324	1,106
Foreign	215	48	263

Total consumer	2,012	539	2,551
Commercial and other	15	-	15

Total	$2,027	$539	$2,566

Accruing Consumer Receivables 90 or More Days Delinquent
Domestic:
MasterCard/ Visa	$352	$175	$527
Private label	462	41	503
Foreign	30	-	30

Total	$844	$216	$1,060

Real Estate Charge-offs and REO Expense as a Percent of Average Real Estate Secured Receivables
Real estate charge-offs and REO expense	$326	$8	$334
Average real estate secured receivables	38,850	1,199	40,049

Real estate charge-offs and REO expense as a percent of average real estate secured receivables(1)	.84%	.70%	.83%

(1)	Certain percentages may not recompute from the dollar figures presented due to rounding.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
CREDIT QUALITY STATISTICS – 2000

	Two-Months-and-Over Contractual Delinquency
				Year-to-Date Charge-offs,
	Two-Months-		Two-Months-	Net of Recoveries
	and-Over		and-Over
	Contractual	Receivables	Contractual	Net	Average	Net
	Delinquency	Outstanding	Delinquency(1)	Charge-offs	Receivables	Charge-offs(1)

	(dollars are in millions)
Owned:
First mortgage(2)	$13	$89	14.17%	$1	$111	.90%
Real estate secured	906	35,180	2.58	129	30,682	.42
Auto finance	45	1,851	2.46	60	1,819	3.29
MasterCard/ Visa	395	8,054	4.90	466	7,126	6.55
Private label	580	10,347	5.60	533	9,982	5.34
Personal non-credit card	863	11,328	7.62	716	10,195	7.02

Total consumer	2,802	66,849	4.19	1,905	59,915	3.18
Commercial	-	510	-	16	583	2.69

Total	$2,802	$67,359	4.16%	$1,921	$60,498	3.18%

Serviced with Limited Recourse:
Real estate secured	$59	$1,458	4.01%	$16	$1,848	.90%
Auto finance	71	2,712	2.61	124	2,023	6.16
MasterCard/ Visa	219	9,530	2.30	433	8,985	4.81
Private label	78	1,650	4.72	66	1,212	5.41
Personal non-credit card	430	4,899	8.78	313	4,566	6.86

Total	$857	$20,249	4.23%	$952	$18,634	5.11%

Managed:
First mortgage(2)	$13	$89	14.17%	$1	$111	.90%
Real estate secured	965	36,638	2.63	145	32,530	.45
Auto finance	116	4,563	2.55	184	3,842	4.80
MasterCard/ Visa	614	17,584	3.49	899	16,111	5.58
Private label	658	11,997	5.48	599	11,194	5.35
Personal non-credit card	1,293	16,227	7.97	1,029	14,761	6.97

Total consumer	3,659	87,098	4.20	2,857	78,549	3.64
Commercial	-	510	-	16	583	2.69

Total	$3,659	$87,608	4.18%	$2,873	$79,132	3.63%

(1) Certain percentages may not recompute from the dollar figures presented due to rounding.
(2) Includes our liquidating legacy first and reverse mortgage portfolios.

		Serviced with
	Owned	Limited Recourse	Managed

	(dollars are in millions)
Nonaccrual Receivables
Domestic:
Real estate secured	$686	$48	$734
Auto finance	45	71	116
Private label	48	-	48
Personal non-credit card	610	292	902
Foreign	226	44	270

Total consumer	1,615	455	2,070
Commercial and other	42	-	42

Total	$1,657	$455	$2,112

Accruing Consumer Receivables 90 or More Days Delinquent
Domestic:
MasterCard/ Visa	$272	$149	$421
Private label	355	62	417
Foreign	22	-	22

Total	$649	$211	$860

Real Estate Charge-offs and REO Expense as a Percent of Average Real Estate Secured Receivables
Real estate charge-offs and REO expense	$214	$16	$230
Average real estate secured receivables	30,682	1,848	32,530

Real estate charge-offs and REO expense as a percent of average real estate secured receivables(1)	.70%	.90%	.71%

(1) Certain percentages may not recompute from the dollar figures presented due to rounding.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY – 2004

		Serviced with
	Owned	Limited Recourse	Managed

	(dollars are in millions)
Total Credit Loss Reserves at January 1	$3,793	$2,374	$6,167

Provision for Credit Losses	4,334	188	4,522

Charge-offs
Domestic:
Real estate secured	(629)	(2)	(631)
Auto finance	(204)	(357)	(561)
MasterCard/ Visa	(1,082)	(469)	(1,551)
Private label	(788)	(278)	(1,066)
Personal non-credit card	(1,350)	(569)	(1,919)
Foreign	(355)	(68)	(423)

Total consumer	(4,408)	(1,743)	(6,151)
Commercial and other	(1)	-	(1)

Total receivables charged off	(4,409)	(1,743)	(6,152)

Recoveries
Domestic:
Real estate secured	18	-	18
Auto finance	6	9	15
MasterCard/ Visa	103	29	132
Private label	79	22	101
Personal non-credit card	120	34	154
Foreign	50	8	58

Total consumer	376	102	478
Commercial and other	-	-	-

Total recoveries on receivables	376	102	478
Other, net	(469)	(31)	(500)

Credit Loss Reserves
Domestic:
Real estate secured	645	1	646
Auto finance	181	335	516
MasterCard/ Visa	1,205	101	1,306
Private label	28	-	28
Personal non-credit card	1,237	398	1,635
Foreign	316	55	371

Total consumer	3,612	890	4,502
Commercial and other	13	-	13

Total Credit Loss Reserves at December 31	$3,625	$890	$4,515

			Serviced with
	Owned		Limited Recourse		Managed

	(dollars are in millions)
Reserves as a percentage of net charge-offs:
Net charge-offs	$4,033	89.9%	$1,641	54.2%	$5,674	79.6%
Reserves as a percentage of receivables:
Receivables:
Consumer	$106,564	3.39	$14,225	6.26%	$120,789	3.73%
Commercial	291	8.90	-	-	291	8.90

Total	$106,855	3.39%	$14,225	6.26%	$121,080	3.73%

Reserves as a percentage of nonperforming loans:
Nonperforming loans:
Consumer	$3,516	102.7%	$646	137.8%	$4,162	108.2%
Commercial	5	535.9	-	-	5	535.9

Total	$3,521	103.0%	$646	137.8%	$4,167	108.4%

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY – 2003

		Serviced with
	Owned	Limited Recourse	Managed

	(dollars are in millions)
Total Credit Loss Reserves at January 1	$3,333	$1,759	$5,092

Provision for Credit Losses	3,967	2,275	6,242

Charge-offs
Domestic:
Real estate secured	(496)	(4)	(500)
Auto finance	(148)	(419)	(567)
MasterCard/ Visa	(936)	(526)	(1,462)
Private label	(684)	(234)	(918)
Personal non-credit card	(1,354)	(508)	(1,862)
Foreign	(257)	(73)	(330)

Total consumer	(3,875)	(1,764)	(5,639)
Commercial and other	(3)	-	(3)

Total receivables charged off	(3,878)	(1,764)	(5,642)

Recoveries
Domestic:
Real estate secured	10	-	10
Auto finance	5	7	12
MasterCard/ Visa	87	40	127
Private label	72	20	92
Personal non-credit card	82	24	106
Foreign	34	6	40

Total consumer	290	97	387
Commercial and other	1	-	1

Total recoveries on receivables	291	97	388
Other, net	80	7	87

Credit Loss Reserves
Domestic:
Real estate secured	670	1	671
Auto finance	172	674	846
MasterCard/ Visa	806	308	1,114
Private label	519	367	886
Personal non-credit card	1,348	896	2,244
Foreign	247	128	375

Total consumer	3,762	2,374	6,136
Commercial and other	31	-	31

Total Credit Loss Reserves at December 31	$3,793	$2,374	$6,167

			Serviced with
	Owned		Limited Recourse		Managed

	(dollars are in millions)
Reserves as a percentage of net charge-offs:
Net charge-offs	$3,587	105.7%	$1,667	142.4%	$5,254	117.4%
Reserves as a percentage of receivables:
Receivables:
Consumer	$92,012	4.09%	$26,201	9.06%	$118,213	5.19%
Commercial	366	6.80	-	-	366	6.80

Total	$92,378	4.11%	$26,201	9.06%	$118,579	5.20%

Reserves as a percentage of nonperforming loans:
Nonperforming loans:
Consumer	$4,045	93.2%	$1,176	201.8%	$5,221	117.6%
Commercial	5	469.8	-	-	5	469.8

Total	$4,050	93.7%	$1,176	201.8%	$5,226	118.0%

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY – 2002

		Serviced with
	Owned	Limited Recourse	Managed

	(dollars are in millions)
Total Credit Loss Reserves at January 1	$2,663	$1,148	$3,811

Provision for Credit Losses	3,732	1,923	5,655

Charge-offs
Domestic:
Real estate secured	(430)	(7)	(437)
Auto finance	(159)	(319)	(478)
MasterCard/ Visa	(736)	(538)	(1,274)
Private label	(650)	(114)	(764)
Personal non-credit card	(1,193)	(407)	(1,600)
Foreign	(223)	(57)	(280)

Total consumer	(3,391)	(1,442)	(4,833)
Commercial and other	(2)	-	(2)

Total receivables charged off	(3,393)	(1,442)	(4,835)

Recoveries
Domestic:
Real estate secured	7	-	7
Auto finance	7	10	17
MasterCard/ Visa	59	37	96
Private label	48	8	56
Personal non-credit card	92	30	122
Foreign	49	10	59

Total consumer	262	95	357
Commercial and other	2	-	2

Total recoveries on receivables	264	95	359
Other, net	67	35	102

Credit Loss Reserves
Domestic:
Real estate secured	551	10	561
Auto finance	126	633	759
MasterCard/ Visa	649	308	957
Private label	527	264	791
Personal non-credit card	1,275	422	1,697
Foreign	172	122	294

Total consumer	3,300	1,759	5,059
Commercial and other	33	-	33

Total Credit Loss Reserves at December 31	$3,333	$1,759	$5,092

			Serviced with
	Owned		Limited Recourse		Managed

	(dollars are in millions)
Reserves as a percentage of net charge-offs:
Net charge-offs	$3,129	106.5%	$1,347	130.6%	$4,476	113.8%
Reserves as a percentage of receivables:
Receivables:
Consumer	$82,143	4.02	$24,934	7.06%	$107,077	4.73%
Commercial	419	6.64	-	-	419	6.64

Total	$82,562	4.04%	$24,934	7.06%	$107,496	4.74%

Reserves as a percentage of nonperforming loans:
Nonperforming loans:
Consumer	$3,516	94.0%	$994	177.0%	$4,510	112.3%
Commercial	12	229.7	-	-	12	229.7

Total	$3,528	94.5%	$994	177.0%	$4,522	112.6%

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY – 2001

		Serviced with
	Owned	Limited Recourse	Managed

	(dollars are in millions)
Total Credit Loss Reserves at January 1	$2,112	$1,082	$3,194

Provision for Credit Losses	2,913	1,105	4,018

Charge-offs
Domestic:
Real estate secured	(194)	(9)	(203)
Auto finance	(94)	(193)	(287)
MasterCard/ Visa	(646)	(502)	(1,148)
Private label	(591)	(49)	(640)
Personal non-credit card	(893)	(303)	(1,196)
Foreign	(237)	(45)	(282)

Total consumer	(2,655)	(1,101)	(3,756)
Commercial and other	(12)	-	(12)

Total receivables charged off	(2,667)	(1,101)	(3,768)

Recoveries
Domestic:
Real estate secured	5	-	5
Auto finance	1	3	4
MasterCard/ Visa	52	29	81
Private label	61	1	62
Personal non-credit card	76	25	101
Foreign	62	10	72

Total consumer	257	68	325
Commercial and other	-	-	-

Total recoveries on receivables	257	68	325
Other, net	48	(6)	42

Credit Loss Reserves
Domestic:
Real estate secured	284	20	304
Auto finance	77	372	449
MasterCard/ Visa	594	381	975
Private label	499	104	603
Personal non-credit card	1,032	185	1,217
Foreign	137	86	223

Total consumer	2,623	1,148	3,771
Commercial and other	40	-	40

Total Credit Loss Reserves at December 31	$2,663	$1,148	$3,811

			Serviced with
	Owned		Limited Recourse		Managed

	(dollars are in millions)
Reserves as a percentage of net charge-offs:
Net charge-offs	$2,410	110.5%	$1,033	111.2%	$3,443	110.7%
Reserves as a percentage of receivables:
Receivables:
Consumer	$79,431	3.31	$20,948	5.48%	$100,379	3.77%
Commercial	444	7.12	-	-	444	7.12

Total	$79,875	3.33%	$20,948	5.48%	$100,823	3.78%

Reserves as a percentage of nonperforming loans:
Nonperforming loans:
Consumer	$2,863	91.9%	$754	152.2%	$3,617	104.5%
Commercial	11	278.7	-	-	11	278.7

Total	$2,874	92.7%	$754	152.2%	$3,628	105.0%

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY – 2000

		Serviced with
	Owned	Limited Recourse	Managed

	(dollars are in millions)
Total Credit Loss Reserves at January 1	$1,757	$910	$2,667

Provision for Credit Losses	2,117	1,135	3,252

Charge-offs
Domestic:
Real estate secured	(123)	(17)	(140)
Auto finance	(61)	(127)	(188)
MasterCard/ Visa	(432)	(449)	(881)
Private label	(537)	(69)	(606)
Personal non-credit card	(724)	(306)	(1,030)
Foreign	(233)	(43)	(276)

Total consumer	(2,110)	(1,011)	(3,121)
Commercial and other	(17)	-	(17)

Total receivables charged off	(2,127)	(1,011)	(3,138)

Recoveries
Domestic:
Real estate secured	5	-	5
Auto finance	1	3	4
MasterCard/ Visa	25	25	50
Private label	54	3	57
Personal non-credit card	62	17	79
Foreign	58	11	69

Total consumer	205	59	264
Commercial and other	-	-	-

Total recoveries on receivables	205	59	264
Other, net	160	(11)	149

Credit Loss Reserves
Domestic:
Real estate secured	173	23	196
Auto finance	51	273	324
MasterCard/ Visa	541	308	849
Private label	425	174	599
Personal non-credit card	734	224	958
Foreign	142	80	222

Total consumer	2,066	1,082	3,148
Commercial and other	46	-	46

Total Credit Loss Reserves at December 31	$2,112	$1,082	$3,194

	Owned		Serviced with
			Limited Recourse		Managed

	(dollars are in millions)
Reserves as a percentage of net charge-offs:
Net charge-offs	$1,921	109.9%	$952	113.6%	$2,873	111.1%
Reserves as a percentage of receivables:
Receivables:
Consumer	$66,849	3.10	$20,249	5.34%	$87,098	3.62%
Commercial	510	7.43	-	-	510	7.43

Total	$67,359	3.14%	$20,249	5.34%	$87,608	3.65%

Reserves as a percentage of nonperforming loans:
Nonperforming loans:
Consumer	$2,274	91.2%	$666	162.5%	$2,940	107.4%
Commercial	44	85.4	-	-	44	85.4

Total	$2,318	91.1%	$666	162.5%	$2,984	107.0%

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
NET INTEREST MARGIN – 2004 COMPARED TO 2003

						Finance and Interest
	Average					Income/ Interest		Increase/ (Decrease) Due to:
	Outstanding(1)		Average Rate			Expense
									Volume	Rate
	2004	2003	2004	2003		2004	2003	Variance	Variance(2)	Variance(2)

		(Restated)		(Restated)			(Restated)
	(dollars are in millions)
Owned:
Receivables:
Real estate secured	$56,303	$49,852	8.8%	9.7%		$4,974	$4,852	$122	$594	$(472)
Auto finance	5,785	2,920	12.2	12.9		706	378	328	351	(23)
MasterCard/ Visa	11,575	9,517	14.8	14.8		1,712	1,406	306	304	2
Private label	13,029	11,942	10.8	11.6		1,407	1,379	28	121	(93)
Personal non-credit card	14,194	14,009	15.7	16.5		2,234	2,314	(80)	30	(110)
Commercial and other	354	430	2.5	2.2	(5)	9	10	(1)	(2)	1
Purchase accounting adjustments	319	397	-	-		(201)	(200)	(1)	(1)	-

Total receivables	101,559	89,067	10.7	11.4		10,841	10,139	702	1,401	(699)
Noninsurance investments	4,853	5,280	2.1	2.0		104	103	1	(6)	(7)

Total interest-earning assets (excluding insurance investments)	$106,412	$94,347	10.3%	10.9%		$10,945	$10,242	$703	$1,261	$(558)

Total debt	$100,115	$84,933	3.1%	3.4%		$3,143	$2,928	$215	$492	$(277)

Net Interest Margin(3)			7.3%	7.8%		$7,802	$7,314	$488	$769	$(281)

Interest Spread(4)			7.2%	7.5%

Serviced with Limited Recourse:
Receivables:
Real estate secured	$159	$272	6.3%	8.3	% (5)	$10	$22	$(12)	$(11)	$(1)
Auto finance	3,647	4,998	14.9	16.0		544	802	(258)	(141)	(117)
MasterCard/ Visa	9,099	9,755	10.1	11.1		915	1,078	(163)	(125)	(38)
Private label	4,550	4,074	10.7	11.4		488	464	24	52	(28)
Personal non-credit card	4,792	5,032	21.4	21.3		1,026	1,074	(48)	(40)	(8)

Total receivables	22,247	24,131	13.4	14.3		2,983	3,440	(457)	(265)	(192)

Total interest-earning assets (excluding insurance investments)	$22,247	$24,131	13.4%	14.3%		$2,983	$3,440	$(457)	$(128)	$(329)

Total debt	$22,247	$24,131	2.4%	2.2%		$528	$566	$(38)	$(84)	$46

Net Interest Margin(3)			11.0%	11.9%		$2,455	$2,874	$(419)	$(44)	$(375)

Interest Spread(4)			11.0%	12.0%

Managed:
Receivables:
Real estate secured	$56,462	$50,124	8.8%	9.7%		$4,984	$4,874	$110	$583	$(473)
Auto finance	9,432	7,918	13.3	14.9		1,250	1,180	70	210	(140)
MasterCard/ Visa	20,674	19,272	12.7	12.9		2,627	2,484	143	179	(36)
Private label	17,579	16,016	10.8	11.5		1,895	1,843	52	173	(121)
Personal non-credit card	18,986	19,041	17.2	17.8		3,260	3,388	(128)	(10)	(118)
Commercial and other	354	430	2.5	2.2	(5)	9	10	(1)	(2)	1
Purchase accounting adjustments	319	397	-	-		(201)	(200)	(1)	(1)	-

Total receivables	123,806	113,198	11.2	12.0		13,824	13,579	245	1,253	(1,008)
Noninsurance investments	4,853	5,280	2.1	2.0		104	103	1	(6)	7

Total interest-earning assets (excluding insurance investments)	$128,659	$118,478	10.8%	11.5%		$13,928	$13,682	$246	$1,133	$(887)

Total debt	$122,362	$109,064	3.0%	3.2%		$3,671	$3,494	$177	$408	$(231)

Net Interest Margin(3)			8.0%	8.6%		$10,257	$10,188	$69	$725	$(656)

Interest Spread(4)			7.8%	8.3%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components

(3)	Represents net interest income as a percent of average interest-earning assets

(4)	Represents the difference between the yield earned on interest-earning assets and cost of the debt used to fund the assets.

(5)	Average rate does not recompute from dollar figures presented due to rounding.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
NET INTEREST MARGIN – 2003 COMPARED TO 2002

							Finance and Interest
							Income/ Interest		Increase/(Decrease) Due to:
	Average Outstanding(1)		Average Rate				Expense
										Volume	Rate
	2003	2002	2003		2002		2003	2002	Variance	Variance(2)	Variance(2)

	(Restated)		(Restated)				(Restated)
	(dollars are in millions)
Owned:
Receivables:
Real estate secured	$49,852	$47,258	9.7%		10.7%		$4,852	$5,051	$(199)	$268	$(467)
Auto finance	2,920	2,529	12.9		14.7		378	373	5	54	(49)
MasterCard/ Visa	9,517	7,569	14.8		14.8		1,406	1,119	287	288	(1)
Private label	11,942	10,775	11.6		12.2		1,379	1,314	65	137	(72)
Personal non-credit card	14,009	13,968	16.5		18.1		2,314	2,526	(212)	7	(219)
Commercial and other	430	483	2.2	(5)	2.1		10	10	-	(1)	1
Purchase accounting adjustments	397	-	-		-		(200)	-	(200)	(200)	-

Total receivables	89,067	82,582	11.4		12.6		10,139	10,393	(254)	781	(1,035)
Noninsurance investments	5,280	5,302	2.0		2.5		103	132	(29)	(1)	(28)

Total interest-earning assets (excluding insurance investments)	$94,347	$87,884	10.9%		12.0%		$10,242	$10,525	$(283)	$724	$(1,007)

Total debt	$84,933	$83,548	3.4%		4.6%		$2,928	$3,871	$(943)	$63	$(1,006)

Net Interest Margin(3)			7.8%		7.6%		$7,314	$6,654	$660	$661	$(1)

Interest Spread(4)			7.5%		7.4%

Serviced with Limited Recourse:
Receivables:
Real estate secured	$272	$572	8.3	%(5)	10.9	% (5)	$22	$63	$(41)	$(30)	$(11)
Auto finance	4,998	4,413	16.0		17.8	(5)	802	783	19	99	(80)
MasterCard/ Visa	9,755	9,677	11.1		12.2		1,078	1,185	(107)	(25)	(82)
Private label	4,074	2,840	11.4		12.3		464	349	115	144	(29)
Personal non-credit card	5,032	4,869	21.3		20.1		1,074	979	95	31	64

Total receivables	24,131	22,371	14.3		15.0		3,440	3,359	81	218	(137)

Total interest-earning assets (excluding insurance investments)	$24,131	$22,371	14.3%		15.0%		$3,440	$3,358	$82	$301	$(219)

Total debt	$24,131	$22,371	2.3%		3.0%		$566	$675	$(109)	$70	$(179)

Net Interest Margin(3)			11.9%		12.0%		$2,874	$2,683	$191	$231	$(40)

Interest Spread(4)			12.0%		12.0%

Managed:
Receivables:
Real estate secured	$50,124	$47,830	9.7%		10.7%		$4,874	$5,114	$(240)	$238	$(478)
Auto finance	7,918	6,942	14.9		16.7		1,180	1,156	24	153	(129)
MasterCard/ Visa	19,272	17,246	12.9		13.4		2,484	2,304	180	263	(83)
Private label	16,016	13,615	11.5		12.2		1,843	1,663	180	281	(101)
Personal non-credit card	19,041	18,837	17.8		18.6		3,388	3,505	(117)	38	(155)
Commercial and other	430	483	2.2	(5)	2.1		10	10	-	(1)	1
Purchase accounting adjustments	397	-	-		-		(200)	-	(200)	(200)	-

Total receivables	113,198	104,953	12.0		13.1		13,579	13,752	(173)	1,036	(1,209)
Noninsurance investments	5,280	5,302	2.0		2.5		103	131	(28)	(1)	(27)

Total interest-earning assets (excluding insurance investments)	$118,478	$110,255	11.5%		12.6%		$13,682	$13,883	$(201)	$1,025	$(1,226)

Total debt	$109,064	$105,919	3.2%		4.3%		$3,494	$4,546	$(1,052)	$133	$(1,185)

Net Interest Margin(3)			8.6%		8.5%		$10,188	$9,337	$851	$892	$(41)

Interest Spread(4)			8.3%		8.3%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components

(3)	Represents net interest income as a percent of average interest-earning assets

(4)	Represents the difference between the yield earned on interest-earning assets and cost of the debt used to fund the assets.

(5)	Average rate does not recompute from dollar figures presented due to rounding.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
SELECTED FINANCIAL DATA AND STATISTICS

	2004	2003	2002	2001	2000

		(Restated)
	(dollars are in millions)
Return on Average Common Shareholder’s(s’) Equity:
Net income	$1,940	$1,603	$1,558	$1,848	$1,631
Dividends on preferred stock	(72)	(76)	(63)	(16)	(9)

Net income available to common shareholders	$1,868	$1,527	$1,495	$1,832	$1,622
Gain on bulk sale of private label receivables	(423)	-	-	-	-
Adoption of FFIEC charge-off policies for domestic private label and MasterCard/ Visa portfolios	121	-	-	-	-
HSBC acquisition related costs and other merger related items incurred by HSBC Finance Corporation	-	167	-	-	-
Settlement charge and related expenses	-	-	333	-	-
Loss on the disposition of Thrift assets and deposits	-	-	240	-	-

Operating net income available to common shareholders	$1,566	$1,694	$2,068	$1,832	$1,622

Average common shareholder’s(s’) equity	$17,003	$14,209	$8,640	$7,589	$6,987

Return on average common shareholder’s(s’) equity	11.0%	10.7%	17.3%	24.1%	23.2%
Return on average common shareholder’s(s’) equity, operating basis	9.2	11.9	23.9	24.1	23.2

Return on Average Assets:
Net income	$1,940	$1,603	$1,558	$1,848	$1,631
Operating net income	1,638	1,770	2,131	1,848	1,631

Average assets:
Owned basis	$123,921	$110,097	$96,304	$81,782	$69,367
Serviced with limited recourse	22,247	24,131	22,371	19,620	18,634

Managed basis	$146,168	$134,228	$118,675	$101,402	$88,001

Return on average owned assets	1.57%	1.46%	1.62%	2.26%	2.35%
Return on average owned assets, operating basis	1.32	1.61	2.21	2.26	2.35%
Return on average managed assets	1.33	1.19	1.31	1.82	1.85
Return on average managed assets, operating basis	1.12	1.32	1.80	1.82	1.85

Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$5,189	$4,814	$4,447	$3,573	$3,027
HSBC acquisition related costs and other merger related items incurred by HSBC Finance Corporation	-	(198)	-	-	-
Settlement charge and related expenses	-	-	(525)	-	-

Total costs and expenses less policyholders’ benefits, excluding nonrecurring items	$5,189	$4,616	$3,922	$3,573	$3,027

Net interest income and other revenues less policyholders’ benefits:
Owned basis	$12,463	$11,256	$10,432	$9,304	$7,644
Serviced with limited recourse	188	2,275	1,923	1,105	1,135

Managed basis	$12,651	$13,531	$12,355	$10,409	$8,779

Nonrecurring items:
Gain on bulk sale of private label receivables	$663	-	-	-	-
Adoption of FFIEC charge-off policies for domestic private label and MasterCard/ Visa portfolios - owned	151	-	-	-	-
Adoption of FFIEC charge-off policies for domestic private label and MasterCard/ Visa portfolios - managed	107	-	-	-	-
Loss on the disposition of Thrift assets and deposits	-	-	$378	-	-
Net interest income and other revenues less policyholders’ benefits, excluding nonrecurring items:
Owned basis	$11,951	$11,256	$10,810	$9,304	$7,644
Serviced with limited recourse	144	2,275	1,923	1,105	1,135

Managed basis	$12,095	$13,531	$12,733	$10,409	$8,779

Owned basis efficiency ratio	41.6%	42.8%	42.6%	38.4%	39.6%
Owned basis efficiency ratio, operating basis	43.4	41.0	36.3	38.4	39.6
Managed basis efficiency ratio	41.0	35.6	36.0	34.3	34.5
Managed basis efficiency ratio, operating basis	42.9	34.1	30.8	34.3	34.5

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
SELECTED FINANCIAL DATA AND STATISTICS – (Continued)

	2004	2003	2002	2001	2000

		(Restated)
	(dollars are in millions)
Net Interest Margin:
Net Interest Income:
Owned basis	$7,802	$7,314	$6,654	$5,787	$4,722
Serviced with limited recourse	2,455	2,874	2,683	2,094	1,724

Managed basis	$10,257	$10,188	$9,337	$7,881	$6,446

Average interest-earning assets:
Owned basis	$106,412	$94,347	$87,884	$73,759	$61,471
Serviced with limited recourse	22,247	24,131	22,371	19,620	18,634

Managed basis	$128,659	$118,478	$110,255	$93,379	$80,105

Owned basis net interest margin	7.33%	7.75%	7.57%	7.85%	7.68%
Managed basis net interest margin	7.97	8.60	8.47	8.44	8.05

Managed Basis Risk Adjusted Revenue:
Net interest income	$10,257	$10,188	$9,337	$7,881	$6,446
Other revenues	2,143	3,720	3,386	2,831	2,595
Securitization revenue	2,004	(147)	(705)	(136)	(243)
Net charge-offs	(5,674)	(5,254)	(4,476)	(3,443)	(2,874)
Gain on bulk sale of private label receivables	663	-	-	-	-
Loss on disposition of thrift assets	-	-	378	-	-

Risk adjusted revenue	9,393	8,507	7,920	7,133	5,924
Risk adjusted revenue, excluding nonrecurring items
Adoption of FFIEC charge-off policies for domestic private label and MasterCard/ Visa portfolios	309	-	-	-	-
Gain on bulk sale of private label receivables	(663)	-	-	-	-

Risk adjusted revenue, excluding nonrecurring items	9,039	8,507	7,920	7,133	5,924
Average interest-earning assets	$128,659	$118,478	$110,255	$93,379	$80,105

Managed basis risk adjusted revenue	7.30%	7.18%	7.18%	7.64%	7.40%
Managed basis risk adjusted revenue, operating basis	7.03	7.18	7.18	7.64	7.40

Reserves as a percent of net charge-offs:
Loss reserves:
Owned basis	$3,625	$3,793	$3,333	$2,663	$2,112
Serviced with limited recourse	890	2,374	1,759	1,148	1,082

Managed basis	4,515	6,167	5,092	3,811	3,194

Net charge-offs:
Owned basis	$4,033	$3,587	$3,129	$2,410	$1,922
Serviced with limited recourse	1,641	1,667	1,347	1,033	952

Managed basis	5,674	5,254	4,476	3,443	2,874

Nonrecurring items:
Net charge-offs for domestic private label receivables sold:
Owned basis	$709	-	-	-	-
Managed basis	965	-	-	-	-
Adoption of FFIEC charge-off policies for MasterCard/ Visa portfolio:
Owned basis	3	-	-	-	-
Managed basis	5	-	-	-	-
Net charge-offs, excluding nonrecurring items:
Owned basis	$3,321	$3,587	$3,129	$2,410	$1,922
Serviced with limited recourse	1,383	1,667	1,347	1,033	952

Managed basis	4,704	5,254	4,476	3,443	2,874

Reserves as a percentage of net charge-offs, owned basis	89.9%	105.7%	106.5%	110.5%	109.9%
Reserves as a percentage of net charge-offs, managed basis	79.6	117.4	113.8	110.7	111.1
Reserves as a percentage of net charge-offs, owned operating basis	109.2	105.7	106.5	110.5	109.9
Reserves as a percentage of net charge-offs, managed operating basis	96.0	117.4	113.8	110.7	111.1

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
EQUITY RATIOS

	2004	2003	2002	2001	2000

		(Restated)
	(dollars are in millions)
Tangible common equity:
Common shareholder’s(s’) equity	$15,841	$16,391	$9,222	$7,843	$7,667
Exclude:
Unrealized (gains) losses on cash flow hedging instruments	(119)	10	737	699	-
Minimum pension liability	4	-	30	-	-
Unrealized gains on investments and interest-only strip receivables	(53)	(167)	(319)	(223)	(24)
Intangibles assets	(2,705)	(2,856)	(386)	(456)	(556)
Goodwill	(6,856)	(6,697)	(1,122)	(1,107)	(1,164)

Tangible common equity	6,112	6,681	8,162	6,756	5,923
Purchase accounting adjustments	2,176	2,498	-	-	-

Tangible common equity, excluding purchase accounting adjustments	$8,288	$9,179	$8,162	$6,756	$5,923

Tangible shareholder’s(s’) equity:
Tangible common equity	$6,112	$6,681	$8,162	$6,756	$5,923
Preferred stock	1,100	1,100	1,193	456	164
Mandatorily redeemable preferred securities of Household Capital Trusts	994	1,031	975	975	675
Adjustable Conversion-Rate Equity Security Units	530	519	511	-	-

Tangible shareholder’s(s’) equity	8,736	9,331	10,841	8,187	6,762
Purchase accounting adjustments	2,157	2,442	-	-	-

Tangible shareholder’s(s’) equity, excluding purchase accounting adjustments	$10,893	$11,773	$10,841	$8,187	$6,762

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholder’s(s’) equity	$8,736	$9,331	$10,841	$8,187	$6,762
Owned loss reserves	3,625	3,793	3,333	2,663	2,112

Tangible shareholder’s(s’) equity plus owned loss reserves	12,361	13,124	14,174	10,850	8,874
Purchase accounting adjustments	2,157	2,442	-	-	-

Tangible shareholder’s(s’) equity plus owned loss reserves, excluding purchase accounting adjustments	$14,518	$15,566	$14,174	$10,850	$8,874

Tangible managed assets:
Owned assets	$130,190	$119,052	$97,860	$88,911	$76,309
Receivables serviced with limited recourse	14,225	26,201	24,934	20,948	20,249

Managed assets	144,415	145,253	122,794	109,859	96,558
Exclude:
Intangible assets	(2,705)	(2,856)	(386)	(456)	(556)
Goodwill	(6,856)	(6,697)	(1,122)	(1,107)	(1,164)
Derivative financial assets	(4,049)	(3,016)	(1,864)	(97)	-

Tangible managed assets	130,805	132,684	119,422	108,199	94,838
Purchase accounting adjustments	(202)	(431)	-	-	-

Tangible managed assets, excluding purchase accounting adjustments	$130,603	$132,253	$119,422	$108,199	$94,838

Equity ratios:
Common and preferred equity to owned assets	13.01%	14.69%	10.64%	9.33%	10.26%
Tangible common equity to tangible managed assets	4.67	5.04	6.83	6.24	6.25
Tangible shareholder’s(s’) equity to tangible managed assets	6.68	7.03	9.08	7.57	7.13
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	9.45	9.89	11.87	10.03	9.36
Excluding purchase accounting adjustments:
Tangible common equity to tangible managed assets	6.35	6.94	6.83	6.24	6.25
Tangible shareholder’s(s’) equity to tangible managed assets	8.34	8.90	8.90	7.57	7.13
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	11.12	11.77	11.87	10.03	9.36

HSBC Finance Corporation

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is included in sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on the following pages: “Liquidity and Capital Resources”, pages 63-71, “Off Balance Sheet Arrangements and Secured Financings”, pages 71-75, and “Risk Management”, pages 75-79.

Item 8.	Financial Statements and Supplementary Data.

Our 2004 Financial Statements meet the requirements of Regulation S-X. The 2004 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholder
HSBC Finance Corporation:
We have audited the accompanying consolidated balance sheets of HSBC Finance Corporation (a Delaware corporation) (formerly Household International, Inc.), an indirect wholly-owned subsidiary of HSBC Holdings plc, and subsidiaries as of December 31, 2004 (successor basis) and December 31, 2003 (successor basis) and the related consolidated statements of income, changes in shareholder’s(s’) equity, and cash flows for the year ended December 31, 2004 (successor basis), for the periods January 1, 2003 through March 28, 2003 (predecessor basis) and March 29, 2003 through December 31, 2003 (successor basis), and for the year ended December 31, 2002 (predecessor basis). These consolidated financial statements are the responsibility of HSBC Finance Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of HSBC Finance Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of HSBC Finance Corporation and subsidiaries as of December 31, 2004 (successor basis) and December 31, 2003 (successor basis), and the results of their operations and their cash flows for the year ended December 31, 2004 (successor basis) and March 29, 2003 through December 31, 2003 (successor basis), in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of HSBC Finance Corporation and subsidiaries for the period January 1, 2003 through March 28, 2003 (predecessor basis) and for the year ended December 31, 2002 (predecessor basis), in conformity with U.S. generally accepted accounting principles.
As discussed in Note 4 to the consolidated financial statements, effective March 28, 2003, HSBC Holdings plc acquired all of the outstanding stock of Household International, Inc. (now HSBC Finance Corporation) in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.
As discussed in Note 3 to the consolidated financial statements, HSBC Finance Corporation has restated its consolidated financial statements as of December 31, 2003 (successor basis) and for the period March 29, 2003 through December 31, 2003 (successor basis).
/s/ KPMG LLP
Chicago, Illinois
February 28, 2005

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME

		March 29	January 1
	Year ended	through	through	Year ended
	December 31,	December 31,	March 28,	December 31,
	2004	2003	2003	2002

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(Restated)
	(in millions)
Finance and other interest income	$10,945	$7,773	$2,469	$10,525
Interest expense	3,143	2,031	897	3,871

Net interest income	7,802	5,742	1,572	6,654
Provision for credit losses	4,334	2,991	976	3,732

Net interest income after provision for credit losses	3,468	2,751	596	2,922

Other revenues:
Securitization revenue	1,008	1,027	434	2,134
Insurance revenue	839	575	171	716
Investment income	137	116	80	182
Derivative income	511	284	2	3
Fee income	1,091	784	280	948
Taxpayer financial services income	217	4	181	240
Other income	607	317	64	301
Gain on bulk sale of private label receivables	663	-	-	-
Loss on disposition of Thrift assets and deposits	-	-	-	(378)

Total other revenues	5,073	3,107	1,212	4,146

Costs and expenses:
Salaries and employee benefits	1,886	1,507	491	1,817
Sales incentives	363	226	37	256
Occupancy and equipment expenses	323	302	98	371
Other marketing expenses	636	409	139	531
Other servicing and administrative expenses	868	835	314	889
Support services from HSBC affiliates	750	-	-	-
Amortization of intangibles	363	246	12	58
Policyholders’ benefits	412	286	91	368
Settlement charge and related expenses	-	-	-	525
HSBC acquisition related costs incurred by HSBC Finance Corporation	-	-	198	-

Total costs and expenses	5,601	3,811	1,380	4,815

Income before income tax expense	2,940	2,047	428	2,253
Income tax expense	1,000	690	182	695

Net income	$1,940	$1,357	$246	$1,558

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

Year ended December 31,	2004	2003

	(Successor)	(Successor)
	(Restated)
	(in millions,
	except share data)
Assets
Cash	$392	$463
Securities purchased under agreements to resell	2,651	-
Securities	4,327	11,073
Receivables, net	104,815	91,027
Intangible assets, net	2,705	2,856
Goodwill	6,856	6,697
Properties and equipment, net	487	527
Real estate owned	587	631
Derivative financial assets	4,049	3,016
Other assets	3,321	2,762

Total assets	$130,190	$119,052

Liabilities
Debt:
Deposits	$47	$232
Commercial paper, bank and other borrowings	9,013	9,122
Due to affiliates	13,789	7,589
Long term debt (with original maturities over one year)	85,378	79,632

Total debt	108,227	96,575

Insurance policy and claim reserves	1,303	1,258
Derivative related liabilities	432	597
Other liabilities	3,287	3,131

Total liabilities	113,249	101,561

Shareholder’s equity
Redeemable preferred stock held by HINO (held by HSBC at December 31, 2003)	1,100	1,100
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 50 shares issued	-	-
Additional paid-in capital	14,627	14,645
Retained earnings	571	1,303
Accumulated other comprehensive income	643	443

Total common shareholder’s equity	15,841	16,391

Total liabilities and shareholder’s equity	$130,190	$119,052

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S(S’) EQUITY

		March 29	January 1
	Year ended	through	through	Year ended
	December 31,	December 31,	March 28,	December 31,
	2004	2003	2003	2002

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(Restated)
	(in millions)
Preferred stock
Balance at beginning of period	$1,100	$1,100	$1,193	$456
Reclassification of preferred stock issuance costs	-	-	21	-
Issuance of preferred stock	-	-	-	737
Redemption of preferred stock	-	-	(114)	-

Balance at end of period	$1,100	$1,100	$1,100	$1,193

Common shareholder’s(s’) equity
Common stock
Balance at beginning of period	$-	$-	$552	$552
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	(552)	-

Balance at end of period	$-	$-	$-	$552

Additional paid-in capital
Balance at beginning of period	$14,645	$14,661	$1,911	$2,030
Return of capital to HSBC	(31)	(41)	-	-
Employee benefit plans and other	13	25	10	50
Reclassification of preferred stock issuance costs	-	-	(21)	-
Issuance of preferred stock	-	-	-	(11)
Exercise of stock options		-	-	5
Common stock offering	-	-	-	(194)
Issuance of adjustable conversion rate equity security units	-	-	-	31
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	12,761	-

Balance at end of period	$14,627	$14,645	$14,661	$1,911

Retained earnings
Balance at beginning of period	1,303	$-	$9,885	$8,838
Net income	1,940	1,357	246	1,558
Dividends:
Preferred stock	(72)	(54)	(22)	(63)
Common stock	(2,600)	-	(412)	(448)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	(9,697)	-

Balance at end of period	$571	$1,303	$-	$9,885

Accumulated other comprehensive income
Balance at beginning of period	$443	$-	$(695)	$(732)
Net change in unrealized gains (losses) on:
Derivatives classified as cash flow hedges	130	(11)	101	(37)
Securities available for sale and interest-only strip receivables	(114)	168	(25)	96
Minimum pension liability	(4)	-	-	(31)
Foreign currency translation adjustment	188	286	(24)	9

Other comprehensive income, net of tax	200	443	52	37
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	643	-

Balance at end of period	$643	$443	$-	$(695)

Common stock in treasury
Balance at beginning of period	-	-	$(2,431)	$(2,844)
Exercise of stock options	-	-	12	2
Issuance of common stock for employee benefit plans	-	-	12	97
Common stock offering	-	-	-	594
Purchase of treasury stock	-	-	(164)	(280)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	2,571	-

Balance at end of period	-	-	-	(2,431)

Total common shareholder’s(s’) equity	$15,841	$16,391	$14,661	$9,222

Comprehensive income
Net income	$1,940	$1,357	$246	$1,558
Other comprehensive income	200	443	52	37

Comprehensive income	$2,140	$1,800	$298	$1,595

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S(S’) EQUITY (Continued)

		March 29	January 1
	Year ended	through	through	Year ended
	December 31,	December 31,	March 28,	December 31,
Shares Outstanding	2004	2003	2003	2002

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
		(Restated)
Preferred stock
Balance at beginning of period	1,100	1,100,000	2,448,279	1,698,279
Issuance of preferred stock	-	-	-	750,000
Redemption of preferred stock	-	-	(1,348,279)	-
Conversion of preferred stock to right to receive cash	-	(1,100,000)	-	-
Issuance of preferred stock	-	1,100	-	-

Balance at end of period	1,100	1,100	1,100,000	2,448,279

Common stock
Issued
Balance at beginning of period	50	50	551,811,025	551,684,740
Exercise of stock options	-	-	3,557	126,285
Cancellation of common stock	-	-	(551,814,582)	-
Issuance of common stock	-	-	50	-

Balance at end of period	50	50	50	551,811,025

In treasury
Balance at beginning of period	-	-	(77,197,686)	(94,560,437)
Exercise of stock options	-	-	435,530	604,692
Issuance of common stock for employee benefit plans	-	-	1,464,984	2,803,859
Common stock offering	-	-	-	18,700,000
Purchase of treasury stock	-	-	(2,861,400)	(4,745,800)
Issuance of common stock for restricted stock rights which vested upon change in control	-	-	2,342,890	-
Cancellation of common stock	-	-	75,815,682	-

Balance at end of period	-	-	-	(77,197,686)

Net common stock outstanding	50	50	50	474,613,339

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

		March 29	January 1
	Year ended	through	through	Year ended
	December 31,	December 31,	March 28,	December 31,
	2004	2003	2003	2002

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
		(Restated)
		(in millions)
Cash flows from operating activities
Net income	$1,940	$1,357	$246	$1,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	4,334	2,991	976	3,732
Gain on bulk sale of private label receivables	(663)	-	-	-
Insurance policy and claim reserves	(170)	(196)	47	16
Depreciation and amortization	483	344	53	233
Deferred income tax provision	348	(83)	90	(120)
Net change in interest-only strip receivables	466	400	30	(199)
Net change in other assets	(694)	899	(593)	(136)
Net change in other liabilities	23	(735)	526	325
Other, net	897	120	84	1,996

Net cash provided by (used in) operating activities	6,964	5,097	1,459	7,405

Cash flows from investing activities
Securities:
Purchased	(1,363)	(4,750)	(1,047)	(5,288)
Matured	1,375	3,403	584	2,161
Sold	853	687	768	642
Net change in short-term securities available for sale	535	(2,684)	(375)	(1,254)
Net change in securities purchased under agreements to resell	2,651	-	-	-
Receivables:
Originations, net of collections	(63,756)	(41,644)	(8,255)	(47,363)
Purchases and related premiums	(608)	(2,473)	(129)	(1,073)
Initial and fill-up securitizations	31,060	30,338	7,300	36,278
Whole loan sales	-	-	-	6,287
Sales to affiliates	14,279	2,844	-	-
Properties and equipment:
Purchases	(96)	(94)	(21)	(159)
Sales	4	6	-	20

Net cash provided by (used in) investing activities	(15,066)	(14,367)	(1,175)	(9,749)

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	(180)	3,284	(514)	(6,232)
Net change in time certificates	(161)	(708)	150	(1,410)
Disposition of Thrift deposits	-	-	-	(4,259)
Net change in due to affiliates	5,716	7,023	-	-
Long term debt issued	19,916	15,559	4,361	30,620
Long term debt retired	(14,628)	(15,789)	(4,030)	(16,276)
Issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts to HSBC	-	275	-	-
Redemption of company obligated mandatorily redeemable preferred securities of subsidiary trusts	-	(275)	-	-
Insurance:
Policyholders’ benefits paid	(194)	(121)	(36)	(286)
Cash received from policyholders	265	127	33	92
Shareholder’s(s’) dividends	(2,708)	(293)	(141)	(510)
Issuance of preferred stock	-	-	-	726
Redemption of preferred stock	-	-	(114)	-
Common stock offering	-	-	-	400
Purchase of treasury stock	-	-	(164)	(280)
Issuance of common stock for employee benefit plans	-	-	62	136

Net cash provided by (used in) financing activities	8,026	9,082	(393)	2,721

Effect of exchange rate changes on cash	5	(23)	(15)	(123)

Net change in cash	(71)	(211)	(124)	254
Cash at beginning of period	463	674	798	544

Cash at end of period	$392	$463	$674	$798

Supplemental Cash Flow Information:
Interest paid	$3,468	$2,582	$897	$3,995
Income taxes paid	842	600	40	864

Supplemental Noncash Financing and Capital Activities:
Push-down of purchase price by HSBC	$-	$-	$14,661	$-
Exchange of preferred stock for preferred stock issued to HSBC	-	-	1,100	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Organization

HSBC Finance Corporation (formerly Household International, Inc.) and its subsidiaries were acquired by a wholly owned subsidiary of HSBC Holdings plc (“HSBC”) on March 28, 2003 in a purchase business combination recorded under the “push-down” method of accounting, which resulted in a new basis of accounting for the “successor” period beginning March 29, 2003. Information relating to all “predecessor” periods prior to the acquisition is presented using the historical basis of accounting.
On September 30, 2004, Household International, Inc. (“Household”) commenced the rebranding of the majority of its U.S. and Canadian businesses to the HSBC brand. Businesses previously operating under the Household name are now called HSBC. Our consumer lending business has retained the HFC and Beneficial brands, accompanied by the HSBC Group’s endorsement signature, “Member HSBC Group.” The single brand allows HSBC in North America to better align its businesses, providing a stronger platform to service customers and advance growth. The HSBC brand also positions us to expand the products and services offered to our customers. As part of this initiative, Household changed its name to HSBC Finance Corporation in December 2004.
HSBC Finance Corporation and subsidiaries, is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HNAH”), which is a wholly-owned subsidiary of HSBC. HSBC Finance Corporation provides middle-market consumers with several types of loan products in the United States, the United Kingdom, Canada, the Republic of Ireland, the Czech Republic and Hungary. HSBC Finance Corporation may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.” Our lending products include real estate secured loans, auto finance loans, MasterCard* and Visa* credit card loans, private label credit card loans and personal non-credit card loans. We also initiate tax refund anticipation loans in the United States and offer credit and specialty insurance in the United States, the United Kingdom and Canada. We have three reportable segments: Consumer, Credit Card Services, and International. Our Consumer segment consists of our branch-based consumer lending, mortgage services, retail services, and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom (“U.K.”), the Republic of Ireland, the Czech Republic, Hungary and Canada.

2.	Summary of Significant Accounting Policies

Basis of Presentation The consolidated financial statements include the accounts of HSBC Finance Corporation and all subsidiaries including all variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation (“FASB”) No. 46 (Revised). Unaffiliated trusts to which we have transferred securitized receivables which are qualifying special purpose entities (“QSPE”) as defined by Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” are not consolidated. All significant intercompany accounts and transactions have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Immaterial adjustments have been made to decrease finance income and increase securitization revenue as reported in prior periods. These adjustments reflect corrections after discovery of a system programming error in the posting of finance income between owned receivables and receivables serviced with limited recourse. Reported net income for all prior periods was not affected by these adjustments.

*	MasterCard is a registered trademark of MasterCard International, Incorporated and VISA is a registered trademark of VISA USA, Inc.

Securities purchased under agreements to resell Securities purchased under agreements to resell are treated as collateralized financing transactions and are carried at the amounts at which the securities were acquired plus accrued interest. Interest income earned on these securities is included in net interest income.
Investment Securities We maintain investment portfolios (comprised primarily of debt securities and money market funds) in both our noninsurance and insurance operations. Our entire investment securities portfolio was classified as available-for-sale at December 31, 2004 and 2003. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholder’s(s’) equity in accumulated other comprehensive income, net of income taxes. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current earnings.
Cost of investment securities sold is determined using the specific identification method. Interest income earned on the noninsurance investment portfolio is classified in the statements of income in net interest income. Realized gains and losses from the investment portfolio and investment income from the insurance portfolio are recorded in investment income. Accrued investment income is classified with investment securities.
Receivables Receivables are carried at amortized cost. As a result of the merger with HSBC, the amortized cost of our receivables was adjusted to fair market value at the time of the merger. Finance income is recognized using the effective yield method. Premiums and discounts, including purchase accounting fair value adjustments on receivables, are recognized as adjustments to the yield of the related receivables. Origination fees, which include points on real estate secured loans, are deferred and amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. Net deferred origination fees, excluding MasterCard and Visa, totaled $43 million at December 31, 2004 and $172 million at December 31, 2003. MasterCard and Visa annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Deferred MasterCard and Visa annual fees, net of direct lending costs related to these receivables, totaled $107 million at December 31, 2004 and $57 million at December 31, 2003.
Insurance reserves and unearned premiums applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheet, since payments on such policies generally are used to reduce outstanding receivables.
Provision and Credit Loss Reserves Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate, but not excessive, to cover probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. We estimate probable losses for owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured, rewritten or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs, loan rewrites and deferments. When customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning, account management policies and practices and current levels of charge-offs and delinquencies. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans.
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
Charge-Off and Nonaccrual Policies and Practices In December 2004, upon receipt of regulatory approval for the sale of our domestic private label portfolio to HSBC Bank USA, National Association (“HSBC Bank USA”), we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”) for our domestic private label and MasterCard/ Visa portfolios. See Note 5, “Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies.”
Our consumer charge-off and nonaccrual policies vary by product and are summarized below:

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

Real estate Secured(2,4)	Carrying values in excess of net realizable value are charged-off at or before the time foreclosure is completed or when settlement is reached with the borrower. If foreclosure is not pursued, and there is no reasonable expectation for recovery(insurance claim, title claim, pre-discharge bankrupt account), generally the account will be charged-off by the end of the month in which the account becomes nine months contractually delinquent.	Interest income accruals are suspended when principal or interest payments are more than three months contractually past due and resumed when the receivable becomes less than three months contractually past due.
Auto finance(4)	Carrying values in excess of net realizable value are charged off at the earlier of the following:
• the collateral has been repossessed and sold,
• the collateral has been in our possession for more than 90 days, or
	• the loan becomes 150 days contractually delinquent.	Interest income accruals are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are more than two months contractually past due and resumed when the receivable becomes less than two months contractually past due.
MasterCard and Visa(5)	Generally charged-off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

Private label(3, 5)	Prior to December 2004, receivables were generally charged-off the month following the month in which the account became nine months contractually delinquent. Beginning in the fourth quarter of 2002, receivables originated through new domestic merchant relationships were charged-off by the end of the month in which the account became six months contractually delinquent. Subsequent to the adoption of FFIEC policies in December 2004, domestic receivables are charged-off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.
Personal non-credit card(3)	Generally charged-off the month following the month in which the account becomes nine months contractually delinquent and no payment received in six months, but in no event to exceed 12 months contractually delinquent (except in our United Kingdom business which may be longer).	Interest income accruals are suspended when principal or interest payments are more than three months contractually delinquent. For PHLs, interest income accruals resume if the receivable becomes less than three months contractually past due. For all other personal non- credit card receivables for which income accruals are suspended, interest income is generally recorded as collected.

(1)	For our United Kingdom business, interest income accruals are suspended when principal or interest payments are more than three months contractually delinquent.

(2)	For our United Kingdom business, real estate secured carrying values in excess of net realizable value are charged-off at time of sale.

(3)	For our Canada business, the private label and personal non-credit card charge-off policy prior to December 2004 required a charge-off of an account where no payment was received in six months, but in no event was an account to exceed 18 months contractually delinquent. In December 2004, the policy was revised to charge-off accounts when no payment is received in six months but in no event is an account to exceed 12 months contractually delinquent. This policy change was not part of the adoption of FFIEC policies discussed in Note 5 and its impact was not material to our net income.

(4)	In November 2003, the FASB issued FASB Staff Position Number 144-1, “Determination of Cost Basis for Foreclosed Assets under FASB Statement No. 15, and the Measurement of Cumulative Losses Previously Recognized Under Paragraph 37 of FASB Statement No. 144” (“FSP 144-1”). Under FSP 144-1, sales commissions related to the sale of foreclosed assets are recognized as a charge-off through the provision for credit losses. Previously, we had recognized sales commission expense as a component of other servicing and administrative expenses in our statements of income. We adopted FSP 144-1 in November 2003. The adoption had no significant impact on our net income.

(5)	For our United Kingdom business, delinquent MasterCard/ Visa accounts are charged-off the month following the month in which the account becomes six months contractually delinquent and delinquent private label receivables are charged-off the month following the month in which the account becomes nine months contractually delinquent.
Charge-off involving a bankruptcy for our domestic private label and MasterCard and Visa receivables occurs by the end of the month 60 days after notification or 180 days delinquent, whichever is sooner. For auto finance receivables, bankrupt accounts are charged off no later than the end of the month in which the loan becomes 210 days contractually delinquent. Prior to December 2004, charge-offs involving a bankruptcy for our domestic private label receivables occurred by the end of the month 90 days after notification.

Receivables Sold and Serviced with Limited Recourse and Securitization Revenue Certain real estate secured, auto finance, MasterCard and Visa, private label and personal non-credit card receivables have been securitized and sold to investors with limited recourse. We have retained the servicing rights to these receivables. Recourse is limited to our rights to future cash flow and any subordinated interest that we may retain. Upon sale, the receivables are removed from the balance sheet and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and other factors. The resulting gain is also adjusted by a provision for estimated probable losses under the recourse provision. This provision and the related reserve for receivables serviced with limited recourse are established at the time of sale to cover all probable credit losses over-the-life of the receivables sold based on historical experience and estimates of expected future performance. The methodologies vary depending upon the type of receivable sold, using either historical monthly net charge-off rates applied to the expected balances to be received over the remaining life of the receivable or a historical static pool analysis. The reserves are reviewed periodically by evaluating the estimated future cash flows of each securitized pool to ensure that there is sufficient remaining cash flow to cover estimated future credit losses. Any changes to the estimates for the reserve for receivables serviced with limited recourse are made in the period they become known. Gains on sale net of recourse provisions, servicing income and excess spread relating to securitized receivables are reported in the accompanying consolidated statements of income as securitization revenue.
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
In order to align our accounting treatment with that of HSBC under U.K. GAAP (and beginning in 2005 International Financial Reporting Standards), we began to structure all new funding utilizing securitization as secured financings beginning in the third quarter of 2004. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end. We have continued to replenish, at reduced levels, certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and recorded the resulting replenishment gains in order to manage liquidity.
Properties and Equipment, Net Properties and equipment are recorded at cost, net of accumulated depreciation and amortization. As a result of our acquisition by HSBC, the amortized cost of our properties and equipment was adjusted to fair market value and accumulated depreciation and amortization on a “predecessor” basis was eliminated at the time of the merger. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated useful lives of the assets which generally range from 3 to 40 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Maintenance and repairs are expensed as incurred.
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
Intangible Assets Intangible assets consist of purchased credit card relationships and related programs, retail services merchant relationships, other loan related relationships, trade names, technology, customer lists and other contracts. The trade names are not subject to amortization as we believe they have infinite lives. The remaining intangible assets are being amortized over their estimated useful lives either on a straight-line basis or in proportion to the underlying revenues generated. These useful lives range from 5 years for retail services merchant relationships to approximately 10 years for certain loan related relationships. Intangible assets are reviewed for impairment using discounted cash flows annually or earlier if events indicate that the carrying amounts may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment. Impairment charges, when required, are calculated using discounted cash flows.
Goodwill Goodwill represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations. Goodwill is not amortized, but is reviewed for impairment annually using discounted cash flows but impairment may be reviewed earlier if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment.
Treasury Stock Prior to the merger with HSBC, repurchases of treasury stock were accounted for using the cost method with common stock in treasury classified in the balance sheets as a reduction of common shareholders’ equity. Treasury stock was reissued at average cost.
Derivative Financial Instruments All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a non-hedging derivative. Fair value hedges include hedges of the fair value of a recognized asset or liability and certain foreign currency hedges. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset or liability and certain foreign currency hedges. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.
Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income and reclassified into earnings in the period during which the hedged item affects earnings. Changes in the fair value of derivatives used to hedge our net investment in foreign subsidiaries, to the extent effective as a hedge, are recorded in common shareholder’s(s’) equity as a component of the cumulative translation adjustment account within accumulated other comprehensive income. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in other revenue as derivative income in the current period.
For derivative instruments designated as hedges, we formally document all relationships between hedging instruments and hedged items. This documentation includes our risk management objective and strategy for undertaking various hedge transactions, as well as how hedge effectiveness and ineffectiveness will be measured. This process includes linking derivatives to specific assets and liabilities on the balance sheet. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. This assessment is conducted using statistical regression analysis or using a matching of critical terms. For interest rate swaps which meet the shortcut method criteria under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), no assessment is required. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.
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
Prior to our merger with HSBC, we periodically entered into forward exchange contracts and foreign currency options to hedge our investment in foreign subsidiaries. After-tax gains and losses on contracts to hedge foreign currency fluctuations are accumulated in common shareholder’s(s’) equity as a component of accumulated other comprehensive income. Effects of foreign currency translation in the statements of cash flows are offset against the cumulative foreign currency adjustment, except for the impact on cash. Foreign currency transaction gains and losses are included in income as they occur.
Stock-Based Compensation In 2002, we adopted the fair value method of accounting for our stock option and employee stock purchase plans. We elected to recognize stock compensation cost prospectively for all new awards granted under those plans beginning January 1, 2002 as provided under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (an amendment of FASB Statement No. 123”) (“SFAS No. 148”). The fair value of these awards granted beginning in 2002 is recognized as expense over the vesting period, generally either three or four years. As option expense is recognized over the vesting period of the awards, compensation expense included in the determination of net income for 2003 and 2002 does not reflect the expense which would have been recognized if the fair value method had been applied to all awards since the original effective date of FASB Statement No. 123. Because options granted prior to November 2002 vested upon completion of the merger with HSBC on March 28, 2003, all of our stock options are now accounted for using the fair value method. In 2004, we began to consider forfeitures for all stock awards granted subsequent to March 28, 2003 as part of our estimate of compensation expense rather than adjust compensation expense as forfeitures occur. The cumulative impact of the change was not material.
Compensation expense relating to restricted stock rights (“RSRs”) is based upon the market value of the RSRs on the date of grant and is charged to earnings over the vesting period of the RSRs, generally three or five years.

The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested awards in the periods prior to the merger.

	January 1
	through	Year ended
	March 28,	December 31,
	2003	2002

	(Predecessor)	(Predecessor)
	(in millions)
Net income, as reported	$246	$1,558
Add stock-based employee compensation expense included in reported net income, net of tax:
Stock option and employee stock purchase plans	7	3
Restricted stock rights	11	36
Deduct stock-based employee compensation expense determined under the fair value method, net of tax:
Stock option and employee stock purchase plans	(53)	(31)
Restricted stock rights	(45)	(36)

Pro forma net income	$166	$1,530

Income Taxes HSBC Finance Corporation is included in HNAH’s consolidated federal income tax return and in various state income tax returns. In addition, HSBC Finance Corporation files some unconsolidated state tax returns. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are in effect. Investment tax credits generated by leveraged leases are accounted for using the deferral method. Changes in estimates of the basis in our assets and liabilities or other estimates recorded at the date of our merger with HSBC are adjusted against goodwill.
Transactions with Related Parties In the normal course of business, we enter into transactions with HSBC and its subsidiaries. These transactions include funding arrangements, purchases and sales of receivables, servicing arrangements, information technology services, item processing and statement processing services, banking and other miscellaneous services.
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
In January 2004, the FASB issued FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). FSP 106-1 was issued in response to a new Medicare bill that provides prescription drug coverage to Medicare-eligible retirees and was signed into law in December 2003. FSP 106-1 allowed plan sponsors the option of accounting for the effects of this new law in financial statements that cover the date of enactment or making a one-time election to defer the accounting for the effects of the new law. We elected to defer the accounting for the effects of the new law. In May 2004, FASB issued FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) which superceded FSP 106-1. FSP 106-2 provided two methods of transition – retroactive application or prospective application from the date of adoption. If the effects of the new law are deemed not to be a “significant event,” the effect can be incorporated into the next measurement date following the effective date. Based on information currently available, we do not consider the effects of the new law to be a “significant event” and therefore we have accounted for the effects of the new law in the measurement of pension liability at December 31, 2004.

In March 2004, the FASB reached a consensus on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The new disclosure requirements are effective for annual reporting periods ending after June 15, 2004 and the new impairment accounting guidance was to become effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB delayed the effective date of EITF 03-1 for measurement and recognition of impairment losses until implementation guidance is issued. In December 2004, the FASB decided to reconsider in its entirety all guidance on disclosing, measuring and recognizing other-than-temporary impairments of debt and equity securities and requires companies to continue to comply with existing accounting literature. Until the new guidance is finalized, the impact on our financial position and results of operations can not be determined.
In December 2004, the FASB issued FASB Statement No. 123(Revised), “Share-Based Payment,” (“SFAS No. 123R”). SFAS No. 123R requires public entities to measure the cost of stock-based compensation based on the grant date fair value of the award, and is effective for interim periods beginning after June 15, 2005. Because we currently apply the fair value method of accounting for all equity based awards, the adoption of SFAS 123R will not have a significant effect on the results of our operations or other cash flows.

3.	Restatement

HSBC Finance Corporation has restated its consolidated financial statements for the previously reported period March 29, 2003 through December 31, 2003. This Form 10-K and the exhibits included herewith include all adjustments relating to the restatement for this prior period.
During the fourth quarter of 2004, as part of our preparation for the implementation of International Financial Reporting Standards (“IFRS”) by HSBC from January 1, 2005, we undertook a review of our hedging activities to confirm conformity with the accounting requirements of IFRS, which differ in several respects from the hedge accounting requirements under U.S. GAAP as set out in SFAS 133. As a result of this review, management determined that there were some deficiencies in the documentation required to support hedge accounting under U.S. GAAP. These documentation deficiencies arose following our acquisition by HSBC. As a consequence of the acquisition, pre-existing hedging relationships, including hedging relationships that had previously qualified under the “shortcut” method of accounting pursuant to SFAS 133, were required to be reestablished. At that time there was some debate in the accounting profession regarding the detailed technical requirements resulting from a business combination. We consulted with our independent accountants, KPMG LLP, in reaching a determination of what was required in order to comply with SFAS 133. Following this, we took the actions we believed were necessary to maintain hedge accounting for all of our historical hedging relationships in our consolidated financial statements for the period ended December 31, 2003 and those consolidated financial statements received an unqualified audit opinion.
Management, having determined during the fourth quarter of 2004 that there were certain documentation deficiencies, engaged independent expert consultants to advise on the continuing effectiveness of the identified hedging relationships. As a result of this assessment, we concluded that a substantial number of our hedges met the correlation effectiveness requirements of SFAS 133 throughout the period following our acquisition by HSBC. However, we also determined in conjunction with KPMG LLP that, although a substantial number of the impacted hedges satisfied the correlation effectiveness requirement of SFAS 133, there were technical deficiencies in the documentation that could not be corrected retroactively or disregarded notwithstanding the proven effectiveness of the hedging relationships in place and, consequently, that the requirements of SFAS 133 were not met and that hedge accounting was not appropriate during the period these documentation deficiencies existed. We have therefore determined that we should restate all the reported periods since our acquisition by HSBC to eliminate hedge accounting on all hedging relationships outstanding at March 29, 2003 and certain fair value swaps entered into after that date. This was accomplished primarily by reclassifying the mark to market of the changes in fair market value of the affected derivative financial instruments previously classified in either debt or other comprehensive income into current period earnings.
The period to period changes in the fair value of these derivative financial instruments have been recognized as either an increase or decrease in our current period earnings through derivative income. As part of the restatement process, we have reclassified all previous hedging results reflected in interest expense associated with the affected derivative financial instruments to derivative income.
The restatement effect on our pre-tax income and net income for the period March 29, 2003 through December 31, 2003 is summarized below:

	Restatements to Reported Income

				% Change
	Pre-Tax	Tax Effect	After-Tax	to Reported

	(dollars in millions)
March 29, 2003 through December 31, 2003	$(97)	$35	$(62)	(4.4)%
A detailed summary of the impact of the restatement on our consolidated statement of income and on our consolidated balance sheet for the period March 29, 2003 through December 31, 2003 is as follows:

	March 29, 2003
	through
	December 31, 2003

	As
	Previously		As
	Reported		Restated

	(in millions)
Consolidated Statement of Income:
Net interest income	$6,048	*	$5,742
Other revenues	2,897	*	3,107
Income before income tax expense	2,144		2,047
Income tax expense	725		690
Net income	$1,419		$1,357

	At December 31, 2003

	As
	Previously	As
	Reported	Restated

	(in millions)
Consolidated Balance Sheet:
Derivative financial assets	$3,118	$3,016
Long-term debt	79,464	79,632
Derivative related liabilities	600	597
Other liabilities	3,228	3,131
Common shareholder’s equity	16,561	16,391

*	Certain reclassifications have been made to prior period amounts to conform to the current year presentation.
The resulting accounting does not reflect the economic reality of our hedging activity and has no impact on the timing or amount of operating cash flows or cash flows under any debt or derivative contract. It does not affect our ability to make required payments on our outstanding debt obligations. Furthermore, our economic risk management strategies have not required amendment.

4.	Acquisitions and Divestitures

Acquisition by HSBC Holdings plc On March 28, 2003, we were acquired by HSBC by way of merger in a purchase business combination. HSBC believes that the acquisition offers significant opportunities to extend our business model into countries and territories currently served by HSBC and broadens the product range available to the enlarged customer base. Under the terms of the acquisition agreement, each share of our approximately 476 million outstanding common shares at the time of acquisition was converted into the right to receive, at the holder’s election, either 2.675 ordinary shares of HSBC, of nominal value $0.50 each (“HSBC Ordinary Shares”), or 0.535 American depositary shares, each representing an interest in five HSBC Ordinary Shares. Additionally, each of our depositary shares representing, respectively, one-fortieth of a share of 8 1/4% cumulative preferred stock, Series 1992-A, one-fortieth of a share of 7.50% cumulative preferred stock, Series 2001-A, one-fortieth of a share of 7.60% cumulative preferred stock, Series 2002-A and one-fortieth of a share of 7 5/8% cumulative preferred stock, Series 2002-B, was converted into the right to receive $25 in cash per depositary share, plus accrued and unpaid dividends up to but not including the effective date of the acquisition which was an aggregate amount of approximately $1.1 billion. In consideration of HSBC transferring sufficient funds to make the payments described above with respect to our depositary shares, we issued the Series A Cumulative Preferred Stock (“Series A preferred stock”) in the amount of $1.1 billion to HSBC on March 28, 2003.
Also on March 28, 2003, we called for redemption all the issued and outstanding shares of our 5.00% cumulative preferred stock, $4.50 cumulative preferred stock and $4.30 cumulative preferred stock totaling $114 million. Pursuant to the terms of these issues of preferred stock, we paid a redemption price of $50.00 per share of 5.00% cumulative preferred stock, $103.00 per share of $4.50 cumulative preferred stock and $100.00 per share of $4.30 cumulative preferred stock, plus, in each case, all dividends accrued and unpaid, whether or not earned or declared, to the redemption date. Additionally, on March 28, 2003, we declared a dividend of $0.8694 per share on our common stock, which was paid on May 6, 2003 to our holders of record on March 28, 2003.
In conjunction with our acquisition by HSBC, we incurred acquisition related costs of $198 million. Consistent with the guidelines for accounting for business combinations, these costs were expensed in our statement of income for the period January 1 through March 28, 2003.
The purchase price paid by HSBC for our common stock plus related purchase accounting adjustments was valued at $14.7 billion and is recorded as “Additional paid-in capital” in the accompanying consolidated balance sheet. The purchase price was allocated to our assets and liabilities based on their estimated fair values at the acquisition date based, in part, on third party valuation data. During the first quarter of 2004, we made final adjustments to the allocation of purchase price to our assets and liabilities. Since the one-year anniversary of our acquisition by HSBC was completed during the first quarter of 2004, no further acquisition-related adjustments to the purchase price allocation will occur, except for changes in estimates for the tax basis in our assets and liabilities or other tax estimates recorded at the date of our acquisition by HSBC pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”
Household Bank, f.s.b. During the fourth quarter of 2002, in conjunction with our efforts to make the most efficient use of our capital and in recognition that the continued operation of Household Bank, f.s.b. (the “Thrift”) was not in our long-term strategic interest, we completed the sale of substantially all of the remaining assets and deposits of the Thrift. Disposition of Thrift assets and deposits included the sale of real estate secured receivables totaling $3.6 billion, the sale of investment securities totaling $2.2 billion and the sale of retail certificates of deposit totaling $4.3 billion. A loss of $240 million (after-tax) was recorded on the disposition of these assets and deposits.

5.	Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies

On December 29, 2004, we sold our domestic private label receivable portfolio, including the retained interests associated with securitized private label receivables, to HSBC Bank USA for an aggregate purchase price of $12.4 billion and recorded a gain of $663 million ($423 million after-tax). Included in this gain was the release of $505 million in credit loss reserves associated with the portfolio. The domestic private label receivable portfolio sold consisted of receivables with a balance of $12.2 billion ($15.6 billion on a managed basis). The purchase price was determined based upon an independent valuation opinion.
We retained the customer relationships and by agreement will sell additional domestic private label receivable originations generated under current and future private label accounts to HSBC Bank USA on a daily basis at fair market value. We will also service the receivables for HSBC Bank USA for a fee under a service agreement that was reviewed by the staff of the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”.)
Upon receipt of regulatory approval for the sale of the domestic private label receivable portfolio, we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC Policies”) for our domestic private label and MasterCard and Visa portfolios.
FFIEC Policies require that private label and MasterCard/ Visa credit card accounts be charged-off 180 days after becoming delinquent. For accounts involving a bankruptcy, charge-off should occur by the end of the month 60 days after notification or 180 days delinquent, whichever is sooner. Certain domestic MasterCard and Visa portfolios were following FFIEC charge-off policies prior to December 2004. Domestic private label receivables originated through new merchant relationships after October 2002, which represented 18.8 percent of the portfolio at the sale date, were also following the 180-day charge-off policy. The remainder of our private label credit card receivable portfolio previously charged-off receivables the month following the month in which the account became nine months contractually delinquent. Prior to the adoption of FFIEC charge-off policies, our domestic private label portfolio recorded charge-off involving a bankruptcy by the end of the month 90 days after bankruptcy notification was received.
The adoption of FFIEC charge-off policies for our domestic private label and MasterCard/ Visa receivables resulted in a reduction to our net income of $121 million as summarized below:

		MasterCard
	Private Label	and Visa
	Portfolio	Portfolio	Total

	(in millions)
Net interest income:
Reversal of finance charge income on charged-off accounts(1)	$(45)	$(1)	$(46)
Other income:
Reversal of fee income on charged-off accounts(1)	(40)	-	(40)
Impact of FFIEC policies on securitized receivables(2)	(64)	(2)	(66)
Provision for credit losses:
Owned charge-offs to comply with FFIEC policies	(155)	(3)	(158)
Release of owned credit loss reserves	116	4	120
Tax benefit	68	1	69

Reductions to net income	$(120)	$(1)	$(121)

(1)	Accrued finance charges and fee income are reversed against the related revenue lines.

(2)	Represents charge-off of principal, interest and fees on securitized receivables.
The adoption of FFIEC account management policies for our domestic private label and MasterCard/ Visa receivables revises existing policies regarding restructuring of past due accounts for certain receivables on a go-forward basis. Certain domestic MasterCard/ Visa receivables were following these policies prior to December 2004. The requirements before such accounts can now be re-aged are as follows: (a) the borrower is required to make three consecutive minimum monthly payments or a lump sum equivalent; (b) the account must be in existence for a minimum of nine months; and (c) the account should not be re-aged, more than once within any twelve-month period and not more than twice in a five-year period. An account may be re-aged after it enters a work-out program, including internal and third party debt counseling services, but only after receipt of at least three consecutive minimum monthly payments or the equivalent cumulative amount, as agreed upon under the work-out or debt management program. Re-aging for work-out purposes is limited to once in a five-year period and is in addition to the once in twelve months and twice in five year limits.

6.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,520	$27	$(14)	$2,533
Money market funds	254	-	-	254
Time deposits	486	-	-	486
U.S. government and federal agency debt securities	393	-	(3)	390
Non-government mortgage backed securities	74	-	(1)	73
Other	554	1	(3)	552

Subtotal	4,281	28	(21)	4,288
Accrued investment income	39	-	-	39

Total securities available for sale	$4,320	$28	$(21)	$4,327

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$5,641	$11	$-	$5,652
Money market funds	794	-	-	794
Time deposits	952	-	-	952
U.S. government and federal agency debt securities	2,430	-	(2)	2,428
Marketable equity securities	14	4	-	18
Non-government mortgage backed securities	389	-	-	389
Other	794	2	-	796

Subtotal	11,014	17	(2)	11,029
Accrued investment income	44	-	-	44

Total securities available for sale	$11,058	$17	$(2)	$11,073

Proceeds from the sale of available-for-sale investments totaled approximately $.9 billion in 2004, $.7 billion in the period March 29 through December 31, 2003, $.8 billion in the period January 1 through March 28, 2003 and $.6 billion in 2002. We realized gross gains of $15 million in 2004, $18 million in the period March 29 through December 31, 2003, $41 million in the period January 1 through March 28, 2003 and $19 million in 2002. We realized gross losses of $3 million in 2004, $.4 million in the period March 29 through December 31, 2003, $3 million in the period January 1 through March 28, 2003 and $12 million in 2002 on those sales.

A summary of gross unrealized losses and related fair values as of December 31, 2004, classified as to the length of time the losses have existed is presented in the following table:

	Less Than One Year			Greater Than One Year

		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2004	Securities	Losses	Investments	Securities	Losses	Investments

	(in millions)
Corporate debt securities	254	$(6)	$636	218	$(8)	$647
U.S. government and federal agency debt securities	-	-	-	61	(3)	278
Non-government mortgage backed securities	-	-	-	3	(1)	6
Other	21	(2)	114	42	(1)	130
The gross unrealized losses on our securities available for sale have increased during 2004 due to a general increase in interest rates. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the par value of the investment. Since substantially all of these securities are rated A- or better, and because we have the ability and intent to hold these investments until maturity or a market price recovery, these securities are not considered other-than temporarily impaired.
The amortized cost of our securities available for sale was adjusted to fair market value at the time of the merger with HSBC. As a result, at December 31, 2003, gross unrealized losses had existed less than one year. See Note 25, “Fair Value of Financial Instruments,” for further discussion of the relationship between the fair value of our assets and liabilities.
Contractual maturities of and yields on investments in debt securities were as follows:

	At December 31, 2004

	Due	After 1	After 5
	Within	but Within	but Within	After
	1 Year	5 Years	10 Years	10 Years	Total

	(in millions)
Corporate debt securities:
Amortized cost	$412	$1,132	$279	$697	$2,520
Fair value	412	1,124	281	716	2,533
Yield(1)	1.95%	3.74%	1.99%	2.15%	2.81%
Time deposits:
Amortized cost	$464	$22	-	-	$486
Fair value	464	22	-	-	486
Yield(1)	2.93%	1.91%	-	-	2.88%
U.S. government and federal agency debt securities:
Amortized cost	$158	$135	$11	$89	$393
Fair value	158	133	11	88	390
Yield(1)	1.54%	3.46%	3.94%	1.97%	2.36%
Non-government mortgage backed securities:
Amortized cost	$-	$18	$15	$41	$74
Fair value	-	18	15	40	73
Yield(1)	-	5.47%	3.52%	4.04%	4.24%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

7.     Receivables

Receivables consisted of the following:

	At December 31,

	2004	2003

	(in millions)
Real estate secured	$64,820	$51,221
Auto finance	7,544	4,138
MasterCard/ Visa	14,635	11,182
Private label	3,411	12,604
Personal non-credit card	16,128	12,832
Commercial and other	317	401

Total owned receivables	106,855	92,378
Purchase accounting fair value adjustments	201	419
Accrued finance charges	1,394	1,432
Credit loss reserve for owned receivables	(3,625)	(3,793)
Unearned credit insurance premiums and claims reserves	(631)	(703)
Interest-only strip receivables	323	1,036
Amounts due and deferred from receivable sales	298	258

Total owned receivables, net	104,815	91,027
Receivables serviced with limited recourse	14,225	26,201

Total managed receivables, net	$119,040	$117,228

Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.
On December 29, 2004, we sold our domestic private label receivable portfolio, including the retained interests associated with our securitized private label receivables, with an outstanding balance of $12.2 billion ($15.6 billion on a managed basis) to HSBC Bank USA. We recorded an after tax gain on the sale of $423 million. See Note 5, “Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies,” for further discussion.
Foreign receivables included in owned receivables were as follows:

	At December 31,

	United Kingdom and
	the Rest of Europe			Canada

	2004	2003	2002	2004	2003	2002

	(in millions)
Real estate secured	$1,832	$1,354	$1,100	$1,042	$841	$579
Auto finance	-	-	-	54	-	-
MasterCard/ Visa	2,264	1,605	1,319	-	-	-
Private label	2,249	2,142	1,405	821	729	569
Personal non-credit card	3,562	2,741	1,893	517	467	392
Commercial and other	-	1	1	2	2	1

Total	$9,907	$7,843	$5,718	$2,436	$2,039	$1,541

Foreign owned receivables represented 12 percent of owned receivables at December 31, 2004 and 11 percent of owned receivables at December 31, 2003.

Receivables serviced with limited recourse consisted of the following:

	At December 31,

	2004	2003

	(in millions)
Real estate secured	$81	$194
Auto finance	2,679	4,675
MasterCard/ Visa	7,583	9,967
Private label	-	5,261
Personal non-credit card	3,882	6,104

Total	$14,225	$26,201

The combination of receivables owned and receivables serviced with limited recourse, which comprises our managed portfolio, is shown below:

	At December 31,

	2004	2003

	(in millions)
Real estate secured	$64,901	$51,415
Auto finance	10,223	8,813
MasterCard/ Visa	22,218	21,149
Private label	3,411	17,865
Personal non-credit card	20,010	18,936
Commercial and other	317	401

Total	$121,080	$118,579

We maintain facilities with third parties which provide for the securitization or secured financing of receivables on both a revolving and non-revolving basis totaling $14.1 billion, of which $9.9 billion were utilized at December 31, 2004. The amount available under these facilities will vary based on the timing and volume of public securitization or secured financing transactions and our general liquidity plans.
Contractual maturities of owned receivables were as follows:

	At December 31, 2004

	2005	2006	2007	2008	2009	Thereafter	Total

	(in millions)
Real estate secured	$361	$257	$283	$372	$419	$63,128	$64,820
Auto finance	1,787	1,630	1,516	1,339	937	335	7,544
MasterCard/ Visa	2,240	1,829	1,506	1,270	1,051	6,739	14,635
Private label	1,521	652	545	308	89	296	3,411
Personal non-credit card	2,168	1,476	1,923	2,040	3,690	4,831	16,128
Commercial and other	47	7	9	4	-	250	317

Total	$8,124	$5,851	$5,782	$5,333	$6,186	$75,579	$106,855

A substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity. The above maturity schedule should not be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal on owned receivables to average principal balances, excluding credit card receivables, approximated 39 percent in 2004 and 40 percent in 2003.

The following table summarizes contractual maturities of owned receivables due after one year by repricing characteristic:

	At December 31, 2004

	Over 1 But
	Within	Over
	5 Years	5 Years

	(in millions)
Receivables at predetermined interest rates	$17,309	$63,084
Receivables at floating or adjustable rates	5,843	12,495

Total	$23,152	$75,579

Nonaccrual owned consumer receivables totaled $3.0 billion (including $432 million relating to foreign operations) at December 31, 2004 and $3.1 billion (including $316 million relating to foreign operations) at December 31, 2003. Interest income that would have been recorded if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $377 million (including $50 million relating to foreign operations) in 2004 and $414 million (including $38 million relating to foreign operations) in 2003. Interest income that was included in finance and other interest income prior to these loans being placed on nonaccrual status was approximately $197 million (including $27 million relating to foreign operations) in 2004 and $210 million (including $18 million relating to foreign operations) in 2003. For an analysis of reserves for credit losses on an owned and managed basis, see our “Analysis of Credit Loss Reserves Activity” in Management’s Discussion and Analysis and Note 8, “Credit Loss Reserves.”
Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $890 million at December 31, 2004 and $2,374 million at December 31, 2003. Interest-only strip receivables also included fair value mark-to-market adjustments which increased the balance by $76 million at December 30, 2004 and $257 million at December 31, 2003. Reductions to our interest-only strip receivables in 2004 reflect the impact of reduced securitization levels, including our decision to structure new collateralized funding transactions as secured financings.
Amounts due and deferred from receivable sales include assets established for certain receivable sales, including funds deposited in spread accounts, and net customer payments due from (to) the securitization trustee.
We issued securities backed by dedicated home equity loan receivables of $3.3 billion in 2004 and 2003. In 2004, we issued securities backed by dedicated auto finance loan receivables of $1.8 billion. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. Real estate secured receivables included closed-end real estate secured receivables totaling $7.7 billion at December 31, 2004 and $8.0 billion at December 31, 2003 that secured the outstanding debt related to these transactions. Auto finance receivables totaling $2.6 billion at December 31, 2004 secured the outstanding debt related to these transactions.

8.     Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	At December 31,

	2004	2003	2002

		(in millions)
Owned receivables:
Credit loss reserves at beginning of period	$3,793	$3,333	$2,663
Provision for credit losses	4,334	3,967	3,732
Charge-offs	(4,409)	(3,878)	(3,393)
Recoveries	376	291	264
Other, net	(469)	80	67

Credit loss reserves for owned receivables	3,625	3,793	3,333

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	2,374	1,759	1,148
Provision for credit losses	188	2,275	1,923
Charge-offs	(1,743)	(1,764)	(1,442)
Recoveries	102	97	95
Other, net	(31)	7	35

Credit loss reserves for receivables serviced with limited recourse	890	2,374	1,759

Credit loss reserves for managed receivables	$4,515	$6,167	$5,092

Reductions to the provision for credit losses and overall reserve levels on receivables serviced with limited recourse in 2004 reflect the impact of reduced securitization levels, including our decision to structure new collateralized funding transactions as secured financings.
Further analysis of credit quality and credit loss reserves is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Form 10-K under the caption “Credit Quality.”
9.     Asset Securitizations

We have sold auto finance, MasterCard and Visa, private label and personal non-credit card receivables in various securitization transactions. We continue to service and receive servicing fees on the outstanding balance of these securitized receivables. We also retain rights to future cash flows arising from these receivables after the investors receive their contractual return. We have also, in certain cases, retained other subordinated interests in these securitizations. These transactions result in the recording of an interest-only strip receivable which represents the value of the future residual cash flows from securitized receivables. The investors and the securitization trusts have only limited recourse to our assets for failure of debtors to pay. That recourse is limited to our rights to future cash flow and any subordinated interest we retain. Servicing assets and liabilities are not recognized in conjunction with our securitizations since we receive adequate compensation relative to current market rates to service the receivables sold. See Note 2, “Summary of Significant Accounting Policies,” for further discussion on our accounting for interest-only strip receivables.
In the third quarter of 2004, we began to structure all new collateralized funding transactions as secured financings. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is expected to occur in early 2008 based on current projections. After December 29, 2004, private label trusts that publicly issued securities are now replenished by HSBC Bank USA as a result of the daily sales of new domestic private label credit card originations to HSBC Bank USA. In addition, we will continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero.
Securitization revenue includes income associated with the current and prior period securitization of receivables with limited recourse structured as sales. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

		March 29	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	March 28,	December 31,
	2004	2003	2003	2002

	(in millions)
Net initial gains	$25	$135	$41	$322
Net replenishment gains	414	411	137	523
Servicing revenue and excess spread	569	481	256	1,289

Total securitization revenue	$1,008	$1,027	$434	$2,134

Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income and, in 2004, the private label portion purchased by HSBC Bank USA in 2004 decreased $466 million in 2004, decreased $400 million in the period March 29 to December 31, 2003, decreased $30 million in the period January 1 to March 28, 2003 and increased $199 million in 2002.
Net initial gains, which represent gross initial gains net of our estimate of probable credit losses under the recourse provisions, and the key economic assumptions used in measuring the net initial gains from securitizations were as follows:

	Auto		MasterCard/	Private	Personal Non-
Year ended December 31,	Finance		Visa	Label	Credit Card	Total

2004
Net initial gains (in millions)	$6	(2)	$14	$5	$-	$25
Key economic assumptions:(1)
Weighted-average life (in years)	2.1		.3	.4	-
Payment speed	35.0%		93.5%	93.5%	-
Expected credit losses (annual rate)	5.7		4.9	4.8	-
Discount rate on cash flows	10.0		9.0	10.0	-
Cost of funds	3.0		1.5	1.4	-

2003
Net initial gains (in millions)	$56	$25	$51	$44	$176
Key economic assumptions:(1)
Weighted-average life (in years)	2.1	.4	.7	1.7
Payment speed	35.4%	93.3%	74.5%	43.3%
Expected credit losses (annual rate)	6.1	5.1	5.7	12.0
Discount rate on cash flows	10.0	9.0	10.0	11.0
Cost of funds	2.2	1.8	1.8	2.1

2002
Net initial gains (in millions)	$140	$70	$57	$55	$322
Key economic assumptions:(1)
Weighted-average life (in years)	2.2	.4	.7	1.4
Payment speed	34.1%	91.8%	72.8%	49.4%
Expected credit losses (annual rate)	5.9	5.4	5.7	9.9
Discount rate on cash flows	10.0	9.0	10.0	11.0
Cost of funds	4.3	3.2	3.3	2.4

(1)	Weighted-average annual rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

(2)	In 2004, auto finance was involved in a securitization which later was restructured as a secured financing. The initial gain reflected above was the gain on the initial transaction that remained after the securitization was restructured, as required under Emerging Issues Task Force Issue No. 02-9.
Certain securitization trusts, such as credit cards, are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off. These replenishments totaled $30.3 billion in 2004, $30.9 billion in 2003 and $26.1 billion in 2002. Net gains (gross gains, less estimated credit losses under the recourse provisions) related to these replenishments were calculated using weighted-average assumptions consistent with those used for calculating gains on initial securitizations and totaled $414 million in 2004, $548 million in 2003, $523 million in 2002.
Cash flows received from securitization trusts were as follows:

	Real Estate	Auto		MasterCard/	Private	Personal Non-
Year ended December 31,	Secured	Finance		Visa	Label	Credit Card	Total

	(in millions)
2004
Proceeds from initial securitizations	$-	$-	(2)	$550	$190	$-	$740
Servicing fees received	1	86		185	93	161	526
Other cash flow received on retained interests(1)	4	(9)		705	252	80	1,032
2003
Proceeds from initial securitizations	$-	$1,523		$670	$1,250	$3,320	$6,763
Servicing fees received	4	117		202	82	136	541
Other cash flow received on retained interests(1)	10	72		847	249	183	1,361
2002
Proceeds from initial securitizations	$-	$3,289		$1,557	$1,747	$3,561	$10,154
Servicing fees received	7	103		203	58	114	485
Other cash flow received on retained interests(1)	36	174		911	215	184	1,520

(1)	Other cash flows include all cash flows from interest-only strip receivables, excluding servicing fees.

(2)	In 2004, auto finance was involved in a securitization which was later restructured as a secured financing. These transactions are reported net in the table above.

At December 31, 2004, the sensitivity of the current fair value of the interest-only strip receivables to an immediate 10 percent and 20 percent unfavorable change in assumptions are presented in the table below. These sensitivities are based on assumptions used to value our interest-only strip receivables at December 31, 2004.

	Real Estate	Auto	MasterCard/		Personal Non-
	Secured	Finance	Visa	Private Label	Credit Card

	(dollars are in millions)
Carrying value (fair value) of interest-only strip receivables	$1	$36	$162	$-	$124
Weighted-average life (in years)	.3	1.6	.5	-	.9
Payment speed assumption (annual rate)	21.5%	44.7%	81.4%	-	69.9%
Impact on fair value of 10% adverse change	$-	$(16)	$(13)	$-	$(8)
Impact on fair value of 20% adverse change	-	(33)	(24)	-	(15)
Expected credit losses (annual rate)	1.8%	8.2%	5.2%	-	10.1%
Impact on fair value of 10% adverse change	$-	$(30)	$(14)	$-	$(30)
Impact on fair value of 20% adverse change	-	(59)	(28)	-	(61)
Discount rate on residual cash flows (annual rate)	13.0%	10.0%	9.0%	-	11.0%
Impact on fair value of 10% adverse change	$-	$(4)	$(1)	$-	$(1)
Impact on fair value of 20% adverse change	-	(9)	(2)	-	(2)
Variable returns to investors (annual rate)	1.7%	-	1.9%	-	3.3%
Impact on fair value of 10% adverse change	$-	$-	$(6)	$-	$(10)
Impact on fair value of 20% adverse change	-	-	(13)	-	(20)
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
Static pool credit losses are calculated by summing actual and projected future credit losses and dividing them by the original balance of each pool of asset. Due to the short term revolving nature of MasterCard and Visa receivables, the weighted-average percentage of static pool credit losses is not considered to be materially different from the weighted-average charge-off assumptions used in determining the fair value of our interest-only strip receivables in the table above. At December 31, 2004, static pool credit losses for auto finance loans securitized in 2003 were estimated to be 10.2 percent and for auto finance loans securitized in 2002 were estimated to be 14.7 percent.

Receivables and two-month-and-over contractual delinquency for our managed and serviced with limited recourse portfolios were as follows:

	At December 31,

	2004		2003

	Receivables	Delinquent	Receivables	Delinquent
	Outstanding	Receivables	Outstanding	Receivables

		(dollars are in millions)
Managed receivables:
First mortgage(1)	$26	5.04%	$35	9.14%
Real estate secured	64,901	2.97	51,415	4.35
Auto finance	10,223	2.96	8,813	3.84
MasterCard/ Visa	22,218	3.98	21,149	4.16
Private label	3,411	4.13	17,865	4.94
Personal non-credit card	20,010	9.30	18,936	10.69

Total consumer	120,789	4.24	118,213	5.39
Commercial	291	-	366	-

Total managed receivables	$121,080	4.23%	$118,579	5.37%

Receivables serviced with limited recourse:
Real estate secured	$(81)	12.35%	$(194)	11.05%
Auto finance	(2,679)	5.49	(4,675)	5.01
MasterCard/ Visa	(7,583)	2.24	(9,967)	2.38
Private label	-	-	(5,261)	3.79
Personal non-credit card	(3,882)	11.88	(6,104)	12.12

Total receivables serviced with limited recourse	(14,225)	5.54	(26,201)	5.47

Owned consumer receivables	$106,564	4.07%	$92,012	5.36%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

Average receivables and net charge-offs for our managed and serviced with limited recourse portfolios were as follows:

	Year ended December 31,

	2004		2003

	Average	Net	Average	Net
	Receivables	Charge-offs	Receivables	Charge-offs

	(dollars are in millions)
Managed receivables:
First mortgage(1)	$32	2.39%	$39	.77%
Real estate secured	56,462	1.10	50,124	1.00
Auto finance	9,432	5.80	7,918	7.00
MasterCard/ Visa(2)	20,674	7.29	19,272	7.26
Private label(2)	17,579	6.03	16,016	5.62
Personal non-credit card	18,986	10.20	19,041	9.97

Total consumer	123,165	4.61	112,410	4.67
Commercial	322	-	391	.46

Total managed receivables	$123,487	4.59%	$112,801	4.66%

Receivables serviced with limited recourse:
Real estate secured	$(159)	1.26%	$(272)	1.69%
Auto finance	(3,647)	9.57	(4,998)	8.22
MasterCard/ Visa(2)	(9,099)	5.30	(9,755)	5.38
Private label(2)	(4,550)	5.63	(4,074)	5.25
Personal non-credit card	(4,792)	11.54	(5,032)	10.17

Total receivables serviced with limited recourse	(22,247)	7.38	(24,131)	6.91

Owned consumer receivables(2)	$100,918	4.00%	$88,279	4.06%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

(2)	The adoption of FFIEC charge-off policies for our domestic private label and MasterCard/ Visa portfolios in December 2004 increased managed basis net charge-off by 2 basis points for MasterCard/ Visa and 112 basis points for private label receivables and increased receivables serviced with limited recourse net charge-offs by 2 basis points for MasterCard/ Visa and 94 basis points for private label receivables and increased owned consumer net charge-offs by 16 basis points.
10.     Intangible Assets

Intangible assets consisted of the following:

		Accumulated	Carrying
December 31, 2004	Gross	Amortization	Value

	(in millions)
Purchased credit card relationships and related programs	$1,723	$355	$1,368
Retail services merchant relationships	270	95	175
Other loan related relationships	326	71	255
Trade names	718	-	718
Technology, customer lists and other contracts	281	92	189

Total	$3,318	$613	$2,705

		Accumulated	Carrying
December 31, 2003	Gross	Amortization	Value

	(in millions)
Purchased credit card relationships and related programs	$1,512	$149	$1,363
Retail services merchant relationships	270	41	229
Other loan related relationships	326	34	292
Trade names	717	-	717
Technology, customer lists and other contracts	281	26	255

Total	$3,106	$250	$2,856

During the third quarter of 2004, we completed our annual impairment test of intangible assets and determined that the fair value of each intangible asset exceeded its carrying value. As a result, we concluded that none of our intangible assets are impaired.
Weighted-average amortization periods for our intangible assets as of December 31, 2004 were as follows:

(in months)
Purchased credit card relationships and related programs	80
Retail services merchant relationships	60
Other loan related relationships	110
Technology, customer lists and other contracts	61

Intangible assets	77

Intangible amortization expense totaled $363 million in 2004, $246 million in the period March 29 through December 31, 2003, $12 million in the period January 1 through March 28, 2003 and $58 million in 2002.
The trade names are not subject to amortization as we believe they have infinite lives. The remaining acquired intangibles are being amortized to their residual values over their estimated useful lives either on a straight-line basis or in proportion to the underlying revenues generated. These useful lives range from 5 years for retail services merchant relationships to approximately 10 years for certain loan related relationships. Our purchased credit card relationships have estimated residual values of $210 million as of December 31, 2004.
Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year Ending December 31,	(in millions)
2005	$351
2006	344
2007	326
2008	231
2009	123
Thereafter	368
11.     Goodwill

As a result of push-down accounting, goodwill of approximately $6.9 billion has been recorded. As discussed in Note 4, “Acquisitions and Divestitures,” during the first quarter of 2004, we made final adjustments to the purchase price allocation resulting from our acquisition by HSBC. No further acquisition-related adjustments to our goodwill balance will occur, except for changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of our acquisition by HSBC, pursuant to Statement of Financial Accounting Standards, No. 109, “Accounting for Income Taxes.” Goodwill balances associated with our foreign businesses will also change from period to period due to movements in foreign exchange. Goodwill established as a result of the acquisition has not been allocated to or included in the reported results of our reportable segments, which is consistent with management’s view of our reportable segment results.
Changes in the carrying amount of goodwill during 2004 are as follows:

(in millions)
Balance as of January 1, 2004	$6,697
Final adjustments to HSBC purchase price allocation	141
Change in estimate of the tax basis of assets and liabilities recorded in the HSBC merger	(56)
Impact of foreign currency translation	74

Balance at December 31, 2004	$6,856

During the third quarter of 2004, we completed our annual impairment test of goodwill. For purposes of this test, we assigned the goodwill to our reporting units. The fair value of each of the reporting units to which goodwill was assigned exceeded its carrying value. As a result, we concluded that none of our goodwill is impaired.
12.     Properties and Equipment, net

	At
	December 31,
			Depreciable
	2004	2003	Life

	(in millions)
Land	$27	$28	-
Buildings and improvements	280	267	10-40 years
Furniture and equipment	348	333	3 - 10

Total	655	628
Accumulated depreciation and amortization	168	101

Properties and equipment, net	$487	$527

As a result of our merger with HSBC, the amortized cost of our property and equipment was adjusted to fair market value and accumulated depreciation and amortization on a “predecessor” basis was eliminated at the time of the merger.
Depreciation and amortization expense totaled $127 million in 2004, $101 million in the period March 29 through December 31, 2003, $33 million in the period January 1 through March 28, 2003 and $139 million in 2002.
13.     Deposits

The following table shows foreign deposits at December 31, 2004. There were no domestic deposits at December 31, 2004 or December 31, 2003.

	At December 31,

	2004		2003

		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate

	(dollars are in millions)
Time certificates	$12	5.3%	$169	3.6%
Savings accounts	34	1.5	62	1.8
Demand accounts	1	-	1	-

Total deposits	$47	2.4%	$232	3.1%

Average deposits and related weighted-average interest rates were as follows:

	At December 31,

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
	Average	Average	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate	Deposits	Rate

	(dollars are in millions)
Domestic
Time certificates	$-	-%	$1	4.4%	$5,146	6.9%
Savings and demand accounts	-	-	-	1.9	98	.8

Total domestic deposits	-	-	1	2.9	5,244	6.8

Foreign
Time certificates	40	2.5	953	3.5	417	3.9
Savings and demand accounts	48	1.4	38	2.8	178	3.2

Total foreign deposits	88	1.9	991	3.5	595	3.7

Total deposits	$88	1.9%	$992	3.5%	$5,839	6.5%

In conjunction with the fourth quarter 2002 sale of substantially all of the assets and deposits of the Thrift, we sold $4.3 billion in domestic deposits. The remaining domestic deposits were sold in the first quarter of 2003.
Interest expense on total deposits was $2 million in 2004, $28 million in the period March 29 through December 31, 2003, $8 million in the period January 1 through March 28, 2003 and $380 million in 2002. Interest expense on domestic deposits was zero in 2004, insignificant in 2003 and $358 million in 2002.
Maturities of time certificates in amounts of $100,000 or more at December 31, 2004, all of which were foreign, were:

(in millions)
3 months or less	$2
Over 3 months through 6 months	-
Over 6 months through 12 months	-
Over 12 months	10

Total	$12

Contractual maturities of time certificates within each interest rate range at December 31, 2004 were as follows:

Interest Rate	2005	2006	2007	2008	2009	Thereafter	Total

4.00% - 5.99%	$2	$-	$10	$-	$-	$-	$12

14.     Commercial Paper, Bank and Other Borrowings

	Commercial	Bank and Other
	Paper	Borrowings	Total

2004
Balance	$8,969	$44	$9,013
Highest aggregate month-end balance			16,179
Average borrowings	11,403	38	11,441
Weighted-average interest rate:
At year-end	2.2%	2.6%	2.2%
Paid during year	1.8	1.9	1.8
2003
Balance	$8,256	$866	$9,122
Highest aggregate month-end balance			9,856
Average borrowings	6,357	1,187	7,544
Weighted-average interest rate:
At year-end	1.2%	3.6%	1.4%
Paid during year	1.6	3.9	2.0
2002
Balance	$4,605	$1,523	$6,128
Highest aggregate month-end balance			13,270
Average borrowings	6,830	1,473	8,303
Weighted-average interest rate:
At year-end	1.8%	3.9%	2.4%
Paid during year	1.9	3.4	2.2
Commercial paper included obligations of foreign subsidiaries of $248 million at December 31, 2004, $307 million at December 31, 2003 and $497 million at December 31, 2002. Bank and other borrowings included obligations of foreign subsidiaries of $44 million at December 31, 2004, $832 million at December 31, 2003 and $1.5 billion at December 31, 2002.
Interest expense for commercial paper, bank and other borrowings totaled $211 million in 2004, $130 million in the period March 29 through December 31, 2003, $19 million in the period January 1 through March 28, 2003 and $181 million in 2002.
We maintain various bank credit agreements primarily to support commercial paper borrowings and also to provide funding in the U.K. We had committed back-up lines and other bank lines of $18.0 billion at December 31, 2004, including $10.1 billion with HSBC and subsidiaries and $15.8 billion at December 31, 2003, including $7.0 billion with HSBC and subsidiaries. Our U.K. subsidiary had drawn $7.4 billion on its bank lines of credit (all with HSBC), at December 31, 2004 and had $4.1 billion drawn on its bank lines of credit including $3.4 billion drawn on HSBC lines, at December 31, 2003. A $4.0 billion revolving credit facility with HSBC Private Bank (Suisse) SA, which was new in 2004 to allow temporary increases in commercial paper issuances in anticipation of the sale of the private label receivables to HSBC Bank USA, expired on December 30, 2004. Formal credit lines are reviewed annually and expire at various dates through 2007. Borrowings under these lines generally are available at a surcharge over LIBOR. The most restrictive financial covenant contained in the back-up line agreements that could restrict availability is an obligation to maintain minimum shareholder’s equity of $6.9 billion which is substantially below our December 31, 2004 common and preferred shareholder’s(s’) equity balance of $16.9 billion. Because our U.K. subsidiary receives its funding directly from HSBC, we eliminated all third-party back-up lines at our U.K. subsidiary in 2004. Annual commitment fee requirements to support availability of these lines at December 31, 2004 totaled $7 million and included $2 million for the HSBC lines.

15.     Long Term Debt (With Original Maturities Over One Year)

	At December 31,

	2004	2003

	(in millions)
		(Restated)
Senior Debt
Fixed rate:
8.875% Adjustable Conversion-Rate Equity Security Units	$529	$519
Secured financings:
1.50% to 2.99%; due 2005 to 2006	239	-
3.00% to 3.99%; due 2006 to 2008	346	-
7.00% to 7.49%; due 2005	51	79
7.50% to 7.99%; due 2005	10	16
8.00% to 8.99%; due 2005	11	17
Other fixed rate senior debt:
2.15% to 3.99%; due 2005 to 2010	6,310	3,549
4.00% to 4.99%; due 2005 to 2023	10,878	8,176
5.00% to 5.49%; due 2005 to 2023	5,082	5,045
5.50% to 5.99%; due 2005 to 2024	6,922	6,222
6.00% to 6.49%; due 2005 to 2033	8,380	9,616
6.50% to 6.99%; due 2005 to 2033	9,247	9,211
7.00% to 7.49%; due 2005 to 2032	6,333	6,748
7.50% to 7.99%; due 2005 to 2032	7,450	7,775
8.00% to 9.25%; due 2005 to 2012	3,497	3,547
Variable interest rate:
Secured financings – 2.63% to 3.35%; due 2005 to 2010	6,668	6,611
Other variable interest rate senior debt – 2.16% to 6.07%; due 2005 to 2018	10,555	8,504
Senior Subordinated Debt – 4.56%, due 2005	170	170
Junior Subordinated Notes Issued to Capital Trusts	722	722
Unamortized Discount	(296)	(84)
Purchase Accounting Fair Value Adjustments	2,274	3,189

Total long term debt	$85,378	$79,632

Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our long term debt at fair value at the merger date.
Secured financings of $7.3 billion at December 31, 2004 are secured by $10.3 billion of real estate secured and auto finance receivables. Secured financings of $6.7 billion at December 31, 2003 are secured by $8.0 billion of real estate secured receivables.
At December 31, 2004, long term debt included carrying value adjustments relating to derivative financial instruments which decreased the debt balance by $121 million and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $4 billion. At December 31, 2003, long term debt included carrying value adjustments relating to derivative financial instruments which increased the debt balance by $37 million and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $3.3 billion.
Weighted-average interest rates were 5.1 percent at December 31, 2004 and 5.1 percent at December 31, 2003 (excluding purchase accounting adjustments). Interest expense for long term debt was $2.6 billion in 2004,

$1.8 billion in the period March 29 through December 31, 2003, $870 million in the period January 1 through March 28, 2003 and $3.3 billion in 2002. The most restrictive financial covenants contained in the terms of our debt agreements are the maintenance of a minimum shareholder’s equity of $6.9 billion which is substantially lower than our common and preferred shareholder’s equity balance of $16.9 billion at December 31, 2004. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 16, “Derivative Financial Instruments.”
In 2002, we issued $542 million of 8.875 percent Adjustable Conversion-Rate Equity Security Units. The Adjustable Conversion-Rate Equity Security Units each consist of a senior unsecured note of HSBC Finance Corporation (as successor by merger to Household Finance Corporation) in the principal amount of $25 and a contract to purchase, for $25, between 2.6041 and 3.1249 HSBC ordinary shares, depending on the market value at the time, on February 15, 2006 or 2.6041 HSBC ordinary shares if early settlement is elected by the holder. The senior unsecured notes will mature on February 15, 2008. The net proceeds from the sale of the units were allocated between the purchase contracts and the senior unsecured notes in our balance sheet based on the fair value of each at the date of the offering. During 2004, .6 million stock purchase contracts were exercised. During 2003, 20 million stock purchase contracts were exercised. At December 31, 2004, unexercised stock purchase contracts totaled 1.4 million.
The following table summarizes our junior subordinated notes issued to capital trusts (“Junior Subordinated Notes”) and the related company obligated mandatorily redeemable preferred securities (“Preferred Securities”):

	Household Capital	Household Capital	Household Capital
	Trust VII	Trust VI	Trust V
	(“HCT VII”)	(“HCT VI”)	(“HCT V”)

	(dollars are in millions)
Junior Subordinated Notes:
Principal balance	$206.2	$206.2	$309.3
Interest rate	7.5%	8.25%	10.0%
Redeemable by issuer	November 2006	January 2006	June 2005
Stated maturity	November 2031	January 2031	June 2030
Preferred Securities:
Rate	7.5%	8.25%	10.0%
Face value	$200	$200	$300
Issue date	November 2001	January 2001	June 2000
As of December 31, 2003, we adopted FASB Interpretation Number 46, “Consolidation of Variable Interest Entities”, as revised in December 2003. Upon adoption, we deconsolidated all of the previously established capital trust entities which issued common securities to HSBC Finance Corporation and preferred securities to third parties. These trusts invested the proceeds of those offerings in junior subordinated notes of HSBC Finance Corporation. As a result of the deconsolidation of those trusts, we report the Junior Subordinated Notes on our balance sheet.
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
Our obligations with respect to the Junior Subordinated Notes, when considered together with certain undertakings of HSBC Finance Corporation with respect to the Trusts, constitute full and unconditional guarantees by us of the Trusts’ obligations under the respective Preferred Securities.

Maturities of long term debt at December 31, 2004 were as follows:

(in millions)
2005	$18,542
2006	12,191
2007	10,465
2008	10,322
2009	10,792
Thereafter	23,066

Total	$85,378

Certain components of our long term debt may be redeemed prior to its stated maturity.

16.	Derivative Financial Instruments

Our business activities involve analysis, evaluation, acceptance and management of some degree of risk or combination of risks. Accordingly, we have comprehensive risk management policies to address potential financial risks, which include credit risk (which includes counterparty credit risk), liquidity risk, market risk, and operational risks. Our risk management policy is designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board. The HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board and our Board of Directors. In accordance with the policies and strategies established by ALCO, in the normal course of business, we enter into various transactions involving derivative financial instruments. These derivative financial instruments primarily are used to manage our market risk and counterparty credit risk. For further information on our strategies for managing interest rate and foreign exchange rate risk, see the “Risk Management” section within our Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Objectives for Holding Derivative Financial Instruments Market risk (which includes interest rate and foreign currency exchange risks) is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. We try to manage this risk by borrowing money with similar interest rate and maturity profiles; however, there are instances when this cannot be achieved. Over time, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products result in different funding strategies and produce different interest rate risk exposures. We maintain an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We manage our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We manage our exposure to foreign currency exchange risk primarily through the use of currency swaps, options and forwards. We do not use leveraged derivative financial instruments for interest rate risk management.
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
Credit Risk By utilizing derivative financial instruments, we are exposed to counterparty credit risk. Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We control the counterparty credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits, collateral, and ongoing monitoring procedures. Our exposure to credit risk for futures is limited as these contracts are traded on organized exchanges. Each day, changes in futures contract values are settled in cash. In contrast, swap agreements and forward contracts have credit risk relating to the performance of the counterparty. Beginning in the third quarter of 2003, we began utilizing an affiliate, HSBC Bank USA, as the primary provider of new domestic derivative products. We have never suffered a loss due to counterparty failure.
At December 31, 2004, most of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which are recorded in our balance sheet as derivative related liabilities and totaled $.4 billion at December 31, 2004. Affiliate swap counterparties generally provide collateral in the form of securities which are not recorded on our balance sheet and totaled $2.2 billion at December 31, 2004. At December 31, 2004, we had derivative contracts with a notional value of approximately $71.6 billion, including $61.3 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.
Fair Value and Cash Flow Hedges To manage our exposure to changes in interest rates, we enter into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under SFAS 133. The critical terms of interest rate swaps are designed to match those of the hedged items in order to enable, where possible, the application of the shortcut method of accounting as defined by SFAS 133. Prior to the acquisition by HSBC, the majority of our fair value and cash flow hedges were effective hedges which qualified for the shortcut method of accounting. Under the Financial Accounting Standards Board’s interpretations of SFAS 133, the shortcut method of accounting was no longer allowed for interest rate swaps which were outstanding at the time of the HSBC merger. As a result of the acquisition, we were required to reestablish and formally document the hedging relationship associated with all of our fair value and cash flow hedging instruments and assess the effectiveness of each hedging relationship, both at inception of the merger and on an ongoing basis. As a result of deficiencies in our contemporaneous hedge documentation at the time of acquisition, we lost the ability to apply hedge accounting to our entire cash flow and fair value hedging portfolio that existed at the time of merger. Substantially all derivative financial instruments entered into subsequent to the acquisition qualify as effective hedges under SFAS 133. The discontinuation of hedge accounting on our fair value and cash flow hedging instruments outstanding at the time of the merger, coupled with the loss of hedge accounting on certain post merger fair value swaps, collectively increased net income by $175 million in 2004 and decreased net income by $62 million for the period March 29, 2003 through December 31, 2003.

As of December 31, 2004, 77 percent of our interest rate swap portfolio (based on notional amounts eligible for hedge accounting) was accounted for using the shortcut method, which represents 64 percent of our entire interest rate swap portfolio. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings during the current period in other revenues as a component of derivative income. Although the critical terms of currency swaps designated as effective hedges are designed to match those of the hedged items, SFAS 133 does not allow shortcut method accounting for this type of hedge. Therefore, there is ineffectiveness which is reported in current period earnings.
Fair value hedges include interest rate swaps which convert our fixed rate debt to variable rate debt and currency swaps which convert debt issued from one currency into pay variable debt of the appropriate functional currency. Hedge ineffectiveness associated with fair value hedges is recorded in other revenues as derivative income and was a gain of $.6 million ($.4 million after tax) in 2004, a restated gain of $.8 million ($.5 million after tax) in the period March 29 through December 31, 2003, a gain of $3 million ($2 million after tax) in the period January 1 through March 28, 2003 and a loss of $5 million ($3 million after tax) in 2002. All of our fair value hedges were associated with debt during 2004, 2003 and 2002. We recorded fair value adjustments for unexpired fair value hedges which decreased the carrying value of our debt by $60 million at December 31, 2004 and increased the carrying value of our debt by $122 million (restated) at December 31, 2003. Fair value adjustments for unexpired fair value hedges on a “predecessor” basis are included in the purchase accounting fair value adjustment to debt as a result of push-down accounting effective March 29, 2003 when the “successor” period began.
Cash flow hedges include interest rate swaps which convert our variable rate debt or assets to fixed rate debt or assets and currency swaps which convert debt issued from one currency into pay fixed debt of the appropriate functional currency. Gains and (losses) on derivative instruments designated as cash flow hedges (net of tax) are reported in accumulated other comprehensive income and totaled a gain of $119 million at December 31, 2004 and a restated loss of $11 million at December 31, 2003. Accumulated other comprehensive income on a “predecessor” basis was eliminated as a result of push-down accounting effective March 29, 2003 when the “successor” period began. We expect $54 million ($34 million after tax) of currently unrealized net gains will be reclassified to earnings within one year, however, these unrealized gains will be offset by increased interest expense associated with the variable cash flows of the hedged items and will result in no net economic impact to our earnings. Hedge ineffectiveness associated with cash flow hedges is recorded in other revenues as derivative income and was immaterial in 2004 and was a restated gain of $.5 million ($.3 million after tax) in the period March 29 through December 31, 2003. Hedge ineffectiveness associated with cash flow hedges was immaterial for the period January 1 through March 28, 2003 and in 2002.
At December 31, 2004, $4.0 billion of derivative instruments, at fair value, were recorded in derivative financial assets and $70 million in derivative related liabilities. At December 31, 2003, $3.0 billion of derivative instruments, at fair value, were recorded in derivative financial assets and $149 million in derivative related liabilities.
Information related to deferred gains and losses on terminated derivatives was as follows:

	2004	2003

		(Restated)
	(in millions)
Deferred gains	$210	$20
Deferred losses	168	104
Weighted-average amortization period:
Deferred gains	7 years	12 years
Deferred losses	8	7
Increases (decreases) to carrying values resulting from net deferred gains and losses:
Long term debt	$(61)	$(84)
Accumulated other comprehensive income	103	-

Amortization of net deferred gains (losses) totaled ($23) million in 2004, ($7) million in the period March 29 through December 31, 2003 (restated), $80 million in the period January 1 through March 28, 2003 and $156 million in 2002.
Hedges of Net Investments in Foreign Operations Prior to the merger with HSBC, we used forward-exchange contracts and foreign currency options to hedge our net investments in foreign operations. We used these hedges to protect against adverse movements in exchange rates. Net gains and (losses) (net of tax) related to these derivatives were included in accumulated other comprehensive income and totaled $.1 million in the period March 29 through December 31, 2003 (restated) for the contracts that terminated subsequent to the merger with HSBC, ($12) million in the period January 1 through March 28, 2003 and $(86) million in 2002. We have not entered into foreign exchange contracts to hedge our investment in foreign subsidiaries since our merger with HSBC.
Non-Qualifying Hedging Activities We may also use forward rate agreements, interest rate caps, exchange traded futures, and interest rate and currency swaps which are not designated as hedges under SFAS 133, either because they do not qualify as effective hedges or because we lost the ability to apply hedge accounting following our acquisition by HSBC as discussed above. These financial instruments are economic hedges but do not qualify for hedge accounting and are primarily used to minimize our exposure to changes in interest rates and currency exchange rates. Unrealized and realized gains (losses) on derivatives which were not designated as hedges are reported in other revenues as derivative income and totaled $510 million ($324 million after tax) in 2004; $283 million ($180 million after tax) in the period March 29, 2003 through December 31, 2003 (restated); $(1) million ($(.7) million after tax) in the period January 1 through March 28, 2003 and $8 million ($5 million after tax) in 2002.

Derivative Financial Instruments The following table summarizes derivative financial instrument activity:

	Exchange Traded			Non-Exchange Traded

	Interest Rate					Foreign Exchange		Interest Rate
	Futures Contracts			Interest		Rate Contracts		Forward Contracts		Caps
			Options	Rate	Currency					and
	Purchased	Sold	Purchased	Swaps	Swaps	Purchased	Sold	Purchased	Sold	Floors	Total

	(in millions)
2004
Notional amount, 2003	$-	$-	$1,900	$41,312	$16,538	$1,223	$(594)	$174	$-	$6,627	$68,368
New contracts	-	-	-	-	-	1,628	(1,432)	-	-	-	3,060
New contracts purchased from subsidiaries of HSBC	-	-	3,491	29,607	11,457	17,988	(8,778)	1,643	-	444	73,408
Matured or expired contracts	-	-	(3,700)	(7,568)	(1,407)	(14,343)	4,840	(1,443)	-	(2,691)	(35,992)
Terminated contracts	-	-	-	(7,211)	(5,333)	-	-	-	-	-	(12,544)
In-substance maturities(1)	-	-	-	-	-	(5,350)	5,350	-	-	-	(10,700)
Assignment of contracts to subsidiaries of HSBC	-	-	-	(10,887)	(3,105)	-	-	-	-	-	(13,992)

Notional amount, 2004	$-	$-	$1,691	$45,253	$18,150	$1,146	$(614)	$374	$-	$4,380	$71,608

Fair value, 2004 (3):
Fair value hedges	$-	$-	$-	$(46)	$	$-	$(2)	$-	$-	$-	$(48)
Cash flow hedges	-	-	-	12	403	24	-	-	-	-	439
Net investment in foreign operations	-	-	-	-	-	-	-	-	-	-	-
Non-hedging derivatives	-	-	-	(81)	3,670	-	-	-	-	-	3,589

Total	$-	$-	$-	$(115)	$4,073	$24	$(2)	$-	$-	$-	$3,980

2003
Notional amount, 2002	$-	$-	$3,400	$44,506	$11,661	$376	$(2,525)	$159	$-	$7,221	$69,848
New contracts	600	(600)	-	7,601	1,219	20,102	(17,548)	906	-	-	48,576
New contracts purchased from subsidiaries of HSBC	-	-	3,385	25,369	10,399	3,144	(642)	174	-	4,333	47,446
Matured or expired contracts	-	-	(4,404)	(15,137)	(1,401)	(3,190)	912	(506)	-	(4,927)	(30,477)
Terminated contracts	-	-	(481)	(11,984)	(146)	-	-	(559)	-	-	(13,170)
In-substance maturities(1)	(600)	600	-	-	-	(19,209)	19,209	-	-	-	(39,618)
Assignment of contracts to subsidiaries of HSBC	-	-	-	(9,043)	(5,194)	-	-	-	-	-	(14,237)
Loss of shortcut accounting(2):
Terminated contracts	-	-	-	(26,530)	-	-	-	-	-	-	(26,530)
New contracts	-	-	-	26,530	-	-	-	-	-	-	26,530

Notional amount, 2003	$-	$-	$1,900	$41,312	$16,538	$1,223	$(594)	$174	$-	$6,627	$68,368

Fair value, 2003
(Restated)(3) :
Fair value hedges	$-	$-	$-	$138	$101	$-	$(23)	$-	$-	$-	$216
Cash flow hedges	-	-	-	(147)	419	41	-	-	-	-	313
Net investment in foreign operations	-	-	-	-	-	-	-	-	-	-	-
Non-hedging derivatives	-	-	-	(162)	2,500	-	-	-	-	-	2,338

Total	$-	$-	$-	$(171)	$3,020	$41	$(23)	$-	$-	$-	$2,867

	Exchange Traded			Non-Exchange Traded

	Interest Rate					Foreign Exchange		Interest Rate
	Futures Contracts			Interest		Rate Contracts		Forward Contracts		Caps
			Options	Rate	Currency					and
	Purchased	Sold	Purchased	Swaps	Swaps	Purchased	Sold	Purchased	Sold	Floors	Total

	(in millions)
2002
Notional amount, 2001	$1,419	$(9,000)	$2,000	$30,483	$8,694	$109	$(1,202)	$500	$-	$3,013	$56,420
New contracts	23,113	(8,218)	8,800	30,375	4,416	23,572	(24,350)	968	(39)	6,161	130,012
Matured or expired contracts	(7,932)	618	(3,400)	(10,385)	(917)	(1,609)	1,363	(1,160)	39	(1,945)	(29,368)
Terminated contracts	-	-	(4,000)	(5,967)	(532)	(30)	-	(149)	-	(8)	(10,686)
In-substance maturities(1)	(16,600)	16,600	-	-	-	(21,665)	21,665	-	-	-	(76,530)

Notional amount, 2002	$-	$-	$3,400	$44,506	$11,661	$377	$(2,524)	$159	$-	$7,221	$69,848

Fair value, 2002 (3):
Fair value hedges	$-	$-	$-	$1,819	$22	$-	$-	$-	$-	$-	$1,841
Cash flow hedges	-	-	-	(514)	369	-	-	-	-	-	(145)
Net investment in foreign operations	-	-	-	-	-	1	(31)	-	-	-	(30)
Non-hedging derivatives	-	-	-	5	-	-	-	-	-	$6	11

Total	$-	$-	$-	$1,310	$391	$1	$(31)	$-	$-	$6	$1,677

(1)	Represent contracts terminated as the market execution technique of closing the transaction either (a) just prior to maturity to avoid delivery of the underlying instrument or (b) at the maturity of the underlying items being hedged.

(2)	Under the Financial Accounting Standards Board’s interpretations of SFAS 133, the shortcut method of accounting was no longer allowed for interest rate swaps which were outstanding at the time of the merger. During 2003, we restructured our interest rate swap portfolio to regain use of the shortcut method for a substantial number of our fair value hedges and to reduce the potential volatility of future earnings.

(3)	(Bracketed) unbracketed amounts represent amounts to be (paid) received by us had these positions been closed out at the respective balance sheet date. Bracketed amounts do not necessarily represent risk of loss as the fair value of the derivative financial instrument and the items being hedged must be evaluated together. See Note 25, “Fair Value of Financial Instruments,” for further discussion of the relationship between the fair value of our assets and liabilities.

We operate in three functional currencies, the U.S. dollar, the British pound and the Canadian dollar. The U.S. dollar is the functional currency for exchange-traded interest rate futures contracts and options. Non-exchange traded instruments are restated in U.S. dollars by country as follows:

			Foreign Exchange		Interest Rate
	Interest		Rate Contracts		Forward	Other Risk
	Rate	Currency			Contracts	Management
	Swaps	Swaps	Purchased	Sold	Purchased	Instruments

	(in millions)
2004
United States	$42,365	$17,543	$1,146	$(599)	$-	$4,345
Canada	582	-	-	(15)	374	-
United Kingdom	2,306	607	-	-	-	35

	$45,253	$18,150	$1,146	$(614)	$374	$4,380

2003
United States	$39,653	$14,995	$1,223	$(593)	$-	$6,595
Canada	405	-	-	(1)	174	-
United Kingdom	1,254	1,543	-	-	-	32

	$41,312	$16,538	$1,223	$(594)	$174	$6,627

2002
United States	$42,682	$10,211	$351	$(2,524)	$-	$7,194
Canada	270	-	-	-	159	-
United Kingdom	1,554	1,450	26	-	-	27

	$44,506	$11,661	$377	$(2,524)	$159	$7,221

The table below reflects the items hedged using derivative financial instruments which qualify for hedge accounting at December 31, 2004. The critical terms of the derivative financial instruments have been designed to match those of the related asset or liability.

	Interest		Foreign
	Rate	Currency	Exchange Rate
	Swaps	Swaps	Contracts

	(in millions)
Investment securities	$-	$-	$-
Commercial paper, bank and other borrowings	2,306	-	1,200
Long term debt	37,625	8,415	-
Advances to foreign subsidiaries	-	-	560

Total items hedged using derivative financial instruments	$39,931	$8,415	$1,760

The following table summarizes the maturities and related weighted-average receive/pay rates of interest rate swaps outstanding at December 31, 2004:

	2005	2006	2007	2008	2009	2010	Thereafter	Total

	(dollars are in millions)
Pay a fixed rate/receive a floating rate:
Notional value	$8,159	$7,662	$1,042	$306	$569	$-	$589	$18,327
Weighted-average receive rate	2.75%	1.65%	2.09%	2.46%	4.19%	-	5.21%	2.37%
Weighted-average pay rate	2.78	2.10	2.36	3.93	3.84	-	4.82	2.59

Pay a floating rate/receive a fixed rate:
Notional value	$-	$-	$1,847	$5,552	$4,833	$1,568	$13,156	$26,926
Weighted-average receive rate	-	-	2.94%	3.49%	4.05%	4.05%	4.87%	4.26%
Weighted-average pay rate	-	-	2.14	2.25	2.49	1.90	2.39	2.32

Total notional value	$8,159	$7,662	$2,889	$5,828	$5,402	$1,568	$13,745	$45,253

Total weighted-average rates on swaps:
Receive rate	2.75%	1.65%	2.63%	3.44%	4.06%	4.05%	4.88%	3.49%
Pay rate	2.78	2.10	2.22	2.34	2.63	1.90	2.49	2.43
The floating rates that we pay or receive are based on spot rates from independent market sources for the index contained in each interest rate swap contract, which generally are based on either 1, 3 or 6-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates also impact the interest rate on the underlying assets or liabilities. We use derivative financial instruments as either qualifying hedging instruments under SFAS 133 or economic hedges to hedge the volatility of earnings resulting from changes in interest rates on the underlying hedged items. Use of interest rate swaps which qualify as effective hedges under SFAS 133 increased our net interest income by 77 basis points in 2004, 64 basis points in 2003 and 31 basis points in 2002.

17. Income Taxes

Total income taxes were:

		March 29	January 1
	Year ended	through	through	Year ended
	December 31,	December 31,	March 28,	December 31,
	2004	2003	2003	2002

		(Restated)
	(in millions)
Provision for income taxes related to operations	$1,000	$690	$182	$695
Income taxes related to adjustments included in common shareholder’s(s’) equity:
Unrealized gains (losses) on investments and interest-only strip receivables, net	(71)	105	(13)	53
Unrealized gains (losses) on cash flow hedging instruments	61	(9)	57	(23)
Minimum pension liability	(2)	-	-	(16)
Foreign currency translation adjustments	12	-	(7)	(49)
Exercise of stock based compensation	(18)	(15)	(2)	(12)

Total	$982	$771	$217	$648

Provisions for income taxes related to operations were:

		March 29	January 1
	Year ended	through	through	Year ended
	December 31,	December 31,	March 28,	December 31,
	2004	2003	2003	2002

		(Restated)
	(in millions)
Current
United States	$593	$688	$74	$731
Foreign	59	85	19	83

Total current	652	773	93	814

Deferred
United States	348	(87)	91	(125)
Foreign	-	4	(2)	6

Total deferred	348	(83)	89	(119)

Total income taxes	$1,000	$690	$182	$695

The significant components of deferred income tax provisions attributable to income from operations were:

		March 29	January 1
	Year ended	through	through	Year ended
	December 31,	December 31,	March 28,	December 31,
	2004	2003	2003	2002

		(Restated)
	(in millions)
Deferred income tax provision (excluding the effects of other components)	$348	$(83)	$89	$(136)
Adjustment of valuation allowance	-	-	-	13
Change in operating loss carryforwards	-	-	-	4

Deferred income tax provision	$348	$(83)	$89	$(119)

Income before income taxes were:

		March 29	January 1
	Year ended	through	through	Year ended
	December 31,	December 31,	March 28,	December 31,
	2004	2003	2003	2002

		(Restated)
	(in millions)
United States	$2,786	$1,801	$379	$1,932
Foreign	154	246	49	321

Total income before income taxes	$2,940	$2,047	$428	$2,253

Effective tax rates are analyzed as follows:

		March 29	January 1
	Year ended	through	through	Year ended
	December 31,	December 31,	March 28,	December 31,
	2004	2003	2003	2002

		(Restated)
	(in millions)
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	1.4	1.4	1.9	1.4
Tax credits	(2.9)	(3.0)	(5.1)	(3.8)
Noncurrent tax requirements	-	(1.5)	(3.0)	(2.2)
Nondeductible acquisition costs	-	-	11.0	-
Other	.5	1.8	2.7	.5

Effective tax rate	34.0%	33.7%	42.5%	30.9%

Provision for U.S. income taxes had not been made on net undistributed earnings of foreign subsidiaries of $643 million at December 31, 2004 and $604 million at December 31, 2003. Determination of the amount of unrecognized deferred tax liability related to investments in foreign subsidiaries is not practicable.
On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are considering for repatriation under this provision is between $0 and $500 million. The related potential range of income tax is between $0 and $30 million.
In addition, provision for U.S. income taxes had not been made at December 31, 2004 on $80 million of undistributed, untaxed earnings of our life insurance subsidiary’s accumulated in its Policyholders’ Surplus Account under tax laws in effect prior to 1984. This amount would generally be subject to taxation in the event our life insurance subsidiary made distributions in excess of its Shareholders’ Surplus Account (generally undistributed accumulated after-tax earnings) and certain other events. If our life insurance subsidiary were subject to tax on the full amount of its Policyholders’ Surplus Account, the additional income tax payable would be approximately $28 million. Unlike prior law provisions which treated distributions by a life insurance company as first coming out of its Shareholders’ Surplus Account and then out of its Policyholders’ Surplus Account, the AJCA contains provisions that would reverse such order and treat distributions as first coming out of Policyholders’ Surplus Account and then Shareholders’ Surplus Account. These new provisions also eliminate the imposition of the income tax on any such distributions from a Policyholders’ Surplus Account. Such provisions apply only to distributions made by a life insurance company after December 31, 2004 and before January 1, 2007. At this time, management is evaluating the provisions of this law and is expecting to use these provisions to eliminate some, if not all, of the Policyholders’ Surplus Account of our life insurance subsidiary.
Household Bank, f.s.b., our U.S. savings and loan subsidiary which was disposed of in the fourth quarter of 2002, previously had credit loss reserves for tax purposes that arose in years beginning before December 31, 1987 in the amount of $55 million. A deferred tax liability was not established previously since we did not expect the amount to become taxable in the future. However, the sale of substantially all of its assets and deposits in 2002 caused this amount to become taxable resulting in a $20 million tax liability.

At December 31, 2004, we had net operating loss carryforwards of $865 million for state tax purposes which expire as follows: $320 million in 2005-2009; $145 million in 2010-2014; $305 million in 2015-2019 and $95 million in 2020-2024.
Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

	At December 31,

	2004	2003

		(Restated)
	(in millions)
Deferred Tax Liabilities
Intangibles	$934	$1,058
Receivables sold	413	793
Fee income	375	475
Receivables	231	337
Deferred loan origination costs	189	91
Leveraged lease transactions, net	129	202
Other	191	152

Total deferred tax liabilities	2,462	3,108

Deferred Tax Assets
Credit loss reserves	1,497	2,035
Market value adjustment	214	175
Debt	162	486
Other	470	539

Total deferred tax assets	2,343	3,235
Valuation allowance	(28)	-

Total deferred tax assets net of valuation allowance	2,315	3,235

Net deferred tax liability (asset)	$147	$(127)

During 2004, a review of the deferred tax balances was completed and, as a result, the 2003 deferred tax assets and liabilities were realigned with their underlying tax and financial accounting basis differences. Additionally, an increase to total 2003 deferred tax assets of $6 million was recorded with a reduction to goodwill.
18.     Preferred Stock

In conjunction with the HSBC merger, our 7.625%, 7.60%, 7.50% and 8.25% preferred stock was converted into the right to receive cash which totaled approximately $1.1 billion. In consideration of HSBC transferring sufficient funds to make these payments, we issued the Series A cumulative preferred stock to HSBC on March 28, 2003. Also on March 28, 2003, we called for redemption our $4.30, $4.50 and 5.00% preferred stock.
As of December 31, 2004, there were 1,100 shares of the Series A cumulative preferred stock outstanding. Through a series of transactions which concluded in October 2004, the Series A preferred shares were transferred from HSBC HINO. See Note 20, “Related Party Transactions,” for further discussion. Dividends are cumulative and payable annually at a rate of 6.5 percent. The Series A preferred stock may be redeemed at our option after March 31, 2008. The redemption and liquidation value is $1 million per share plus accrued and unpaid dividends. The holder of the Series A preferred stock is entitled to payment before any capital distribution is made to the common shareholder and is entitled to vote with the holder of our common stock on matters including the dissolution, liquidation or sale of our assets or business.

19.     Accumulated Other Comprehensive Income

As a result of push-down accounting resulting from our merger with HSBC, the balances associated with the components of accumulated other comprehensive income (loss) on a “predecessor” basis were eliminated effective March 28, 2003 when the “successor” period began. Accumulated other comprehensive income (loss) includes the following:

	December 31,	December 31,	March 28,	December 31,	December 31,
	2004	2003	2003	2002	2001

	(Successor)	(Successor)		(Predecessor)	(Predecessor)
		(Restated)	(Predecessor)
	(in millions)
Unrealized gains (losses) on cash flow hedging instruments	$119	$(11)	$(636)	$(737)	$(699)
Unrealized gains on investments and interest-only strip receivables:
Gross unrealized gains	88	273	462	500	352
Income tax expense	34	105	168	181	128

Net unrealized gains	54	168	294	319	224
Minimum pension liability	(4)	-	(30)	(30)	-
Foreign currency translation adjustments	474	286	(271)	(247)	(257)

Total accumulated other comprehensive income (loss)	$643	$443	$(643)	$(695)	$(732)

The table below shows the changes in each component of accumulated other comprehensive income.

		Tax
		(Expense)
	Before-Tax	Benefit	Net-of-Tax

	(in millions)
Year Ended December 31, 2002 (Predecessor)
Unrealized gains (losses) on cash flow hedging instruments:
Net losses arising during the period	$(712)	$261	$(451)
Less: Reclassification adjustment for losses realized in net income	652	(238)	414

Net losses on cash flow hedging instruments	(60)	23	(37)
Unrealized gains (losses) on investments and interest-only strip receivables:
Net unrealized holding gains arising during the period	156	(55)	101
Less: Reclassification adjustment for gains realized in net income	(7)	2	(5)

Net unrealized gains on investments and interest-only strip receivables	149	(53)	96
Minimum pension liability	(47)	16	(31)
Foreign currency translation adjustments	(40)	49	9

Other comprehensive income	$2	$35	$37

		Tax
		(Expense)
	Before-Tax	Benefit	Net-of-Tax

	(in millions)
January 1 through March 28, 2003 (Predecessor)
Unrealized gains (losses) on cash flow hedging instruments:
Net gains arising during the period	$29	$(10)	$19
Less: Reclassification adjustment for losses realized in net income	129	(47)	82

Net gains on cash flow hedging instruments	158	(57)	101
Reclassification adjustment for gains realized in net income on investments and interest-only strip receivables	(38)	13	(25)
Foreign currency translation adjustments	(31)	7	(24)

Other comprehensive income	$89	$(37)	$52

March 29 through December 31, 2003 (Successor) (Restated)
Unrealized gains (losses) on cash flow hedging instruments:
Net gains arising during the period	$(41)	$19	$(22)
Less: Reclassification adjustment for losses realized in net income	21	(10)	11

Net gains on cash flow hedging instruments	(20)	9	(11)
Unrealized gains (losses) on investments and interest-only strip receivables:
Net unrealized holding gains arising during the period	290	(111)	179
Less: Reclassification adjustment for gains realized in net income	(17)	6	(11)

Net unrealized gains on investments and interest-only strip receivables	273	(105)	168
Foreign currency translation adjustments	286	-	286

Other comprehensive income	$539	$(96)	$443

Year Ended December 31, 2004 (Successor)
Unrealized gains (losses) on cash flow hedging instruments:
Net gains arising during the period	$106	$(34)	$72
Less: Reclassification adjustment for losses realized in net income	85	(27)	58

Net gains on cash flow hedging instruments	191	(61)	130
Unrealized gains (losses) on investments and interest-only strip receivables:
Net unrealized holding losses arising during the period	(173)	67	(106)
Less: Reclassification adjustment for gains realized in net income	(12)	4	(8)

Net unrealized losses on investments and interest-only strip receivables	(185)	71	(114)
Minimum pension liability	(6)	2	(4)
Foreign currency translation adjustments	200	(12)	188

Other comprehensive income	$200	$—	$200

20.     Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions include funding arrangements, purchases and sales of receivables, servicing arrangements, information technology services, item and statement processing services, banking and other miscellaneous services. The following tables present related party balances and the income and (expense) generated by related party transactions:

	At December 31,

	2004	2003

	(in millions)
Assets, (Liabilities) and Equity:
Derivative financial assets, net	$3,297	$1,789
Other assets	604	1
Due to affiliates	(13,789)	(7,589)
Other liabilities	(168)	(26)
Preferred stock	1,100	1,100
Income/(Expense):
Interest expense on borrowings from HSBC and subsidiaries	$(343)	$(73)
Interest income on HSBC USA, Inc. advances	5	-
HSBC Bank USA, National Association:
Real estate secured servicing revenues	13	-
Real estate secured sourcing, underwriting and pricing revenues	4	-
Gain on bulk sale of domestic private label receivable portfolio	663	-
Gain on daily sale of domestic private label receivable originations	3	-
Gain on sale of real estate secured and MasterCard/ Visa receivables	36	16
Other servicing, processing, origination and support revenues	19	-
Support services from HSBC affiliates	(750)	-
HTSU:
Rental revenue	33	-
Administrative services revenue	18	-
Other income from HSBC affiliates	3	-
The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $62.6 billion at December 31, 2004 and $39.7 billion at December 31, 2003. Affiliate swap counterparties have provided collateral in the form of securities which are not recorded on our balance sheet and totaled $2.2 billion at December 31, 2004 and $.5 billion at December 31, 2003.
During the second quarter of 2004, we made advances to our immediate parent, HINO, totaling $266 million which were repaid during the third quarter of 2004.
During the third quarter of 2004 we extended a line of credit of $1 billion to HSBC USA, Inc. During the fourth quarter of 2004, we increased the available balance on the line of credit to $2 billion. The balance outstanding under the line of credit at December 31, 2004 was $604 million and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as interest income on HSBC USA, Inc. advances in the table above.
Due to affiliates includes amounts owed to subsidiaries of HSBC (other than preferred stock). This funding was at interest rates (both the underlying benchmark rate and credit spreads) comparable to third-party rates for debt with similar maturities.
At December 31, 2004, we had revolving credit facilities of $2.5 billion from HSBC domestically and $7.5 billion from HSBC in the U.K., which was increased to $8.0 billion in January 2005. A $4.0 billion domestic revolving credit facility with HSBC Private Bank (Suisse) SA, which was new in 2004, expired on December 30, 2004. As of December 31, 2004, $7.4 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. As of December 31, 2003, $3.4 billion was outstanding on the U.K. lines and no balances were outstanding on the domestic lines. Annual commitment fee requirements to support availability of these lines totaled $2 million in 2004 and $2 million in 2003 and are included as a component of interest expense.
In the first quarter of 2004, we sold approximately $.9 billion of real estate secured receivables from our mortgage services business to HSBC Bank USA and recorded a pre-tax gain of $15 million on the sale. Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HSBC Bank USA including all future business they purchase from our correspondents. As of December 31, 2004, we were servicing $5 billion of real estate secured receivables for HSBC Bank USA. We also received fees from HSBC Bank USA pursuant to a service level agreement under which we sourced, underwrote and priced $2.8 billion of real estate secured receivables purchased by HSBC Bank USA during 2004. These revenues have been recorded as other income and are reflected as real estate secured servicing revenues and real estate secured sourcing, underwriting and pricing revenues from HSBC Bank USA in the above table.
In December 2004 we sold our domestic private label receivable portfolio, including the retained interests associated with our securitized domestic private label receivables to HSBC Bank USA for $12.4 billion. We recorded an after-tax gain on the sale of $423 million. See Note 5, “Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies.” We will continue to service the sold private label receivables and will receive servicing fee income from HSBC Bank USA for these services. Servicing fee income from HSBC Bank USA received in December 2004 for servicing the domestic private label credit card receivables subsequent to the initial bulk sale totaled $2.9 million and is included in the table above as a component of other servicing, processing, origination and support revenues from HSBC Bank USA. We continue to maintain the related customer account relationships and, therefore, will sell new domestic private label receivable originations to HSBC Bank USA on a daily basis. Gains on the daily sale of new domestic private label receivable originations of $3 million were recorded in December 2004 subsequent to the initial bulk sale.
Under various service level agreements, we also provide various services to HSBC Bank USA. These services include credit card servicing and processing activities through our credit card services business, loan origination and servicing through our auto finance business and other operational and administrative support. Fees received for these services are reported as other income and are included in the table above as a component of other servicing, processing, origination and support revenues from HSBC Bank USA.
During 2003, Household Capital Trust VIII issued $275 million in mandatorily redeemable preferred securities to HSBC. The terms of this issuance were as follows:

(dollars are in millions)
Junior Subordinated Notes:
Principal balance	$284
Redeemable by issuer	September 26, 2008
Stated maturity	November 15, 2033
Preferred Securities:
Rate	6.375%
Face value	$275
Issue date	September 2003
During 2004, our Canadian business began to originate and service auto loans for an HSBC affiliate in Canada. Fees received for these services are included in other income and are reflected in other income from HSBC affiliates in the above table.
In preparation for the 2005 federal tax return preparation season, effective October 1, 2004 HSBC Bank USA became the originating lender for loans initiated by our taxpayer financial services business for clients of various third party tax preparers.
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
As part of ongoing integration efforts, HSBC has instituted certain changes to its North American organization structure. Among these initiatives was the creation of a new technology services company, HSBC Technology and Services (USA) Inc. (“HTSU”). Effective January 1, 2004, our technology services employees, as well as technology services employees from other HSBC entities in North America, were transferred to HTSU. In addition, technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. Technology related assets owned by HSBC Finance Corporation prior to January 1, 2004 currently remain in place and were not transferred to HTSU. In addition to information technology services, HTSU also provides certain item processing and statement processing activities to us pursuant to a master service level agreement. As a result of these changes, operating expenses relating to services provided by HTSU, which have previously been reported as salaries and fringe benefits, occupancy and equipment expenses or other servicing and administrative expenses, are now reported as support services from HSBC affiliates. Support services from HSBC affiliates includes services provided by HTSU as well as banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC. We also receive revenue from HTSU for certain office space which we have rented to them, which has been recorded as a reduction of occupancy and equipment expenses, and for certain administrative costs, which has been recorded as other income.
In addition, we utilize a related HSBC entity to lead manage a majority of our ongoing debt issuances. Fees paid for such services totaled approximately $18 million in 2004 and approximately $17 million for the period March 29 through December 31, 2003. These fees are amortized over the life of the related debt as a component of interest expense.
In consideration of HSBC transferring sufficient funds to make the payments described in Note 4 with respect to certain HSBC Finance Corporation preferred stock, we issued the Series A preferred stock in the amount of $1.1 billion to HSBC on March 28, 2003. In September 2004, HNAH issued a new series of preferred stock totaling $1.1 billion to HSBC in exchange for our outstanding Series A preferred stock. In October 2004, we paid the accrued dividend of $108 million on our Series A preferred stock. Also in October 2004, our immediate parent, HINO, issued a new series of preferred stock to HNAH in exchange for our Series A preferred stock.
21.     Stock Option Plans

Stock Option Plans The HSBC Holdings Group Share Option Plan (the “Group Share Option Plan”), which replaced the former Household stock option plans, is a long-term incentive compensation plan available to certain employees. Grants are usually made annually. Options granted to employees in 2004 vest 100% upon the attainment of certain performance conditions in either year 3, 4 or 5 and expire 10 years from the date of grant. Options granted to employees in 2003 will vest 75 percent in year three with the remaining 25 percent vesting in year four and expire ten years from the date of grant. Options are granted at market value. Compensation expense related to the Group Share Option Plan, which is recognized over the vesting period, totaled $8 million in 2004 and $1 million for the period March 29 through December 31, 2003. Beginning in 2005, no further options will be granted to employees although existing stock option grants will remain in effect subject to the same conditions as before. Instead employees will receive grants of shares of HSBC stock subject to certain vesting conditions.

Information with respect to the Group Share Option Plan is as follows:

	2004		2003

		Weighted-		Weighted-
	HSBC	Average	HSBC	Average
	Ordinary	Price per	Ordinary	Price per
	Shares	Share	Shares	Share

Outstanding at beginning of year	4,069,800	$15.31	-	$-
Granted	2,638,000	14.37	4,069,800	15.31
Exercised	-	-	-	-
Transferred	(462,000)	14.69	-	-
Expired or canceled	-	-	-	-

Outstanding at end of year	6,245,800	14.96	4,069,800	15.31

Exercisable at end of year	-	$-	-	$-

Weighted-average fair value of options granted		$2.68		$4.74

The transfers shown above relate to our technology services employees who were transferred to HTSU effective January 1, 2004.
The following table summarizes information about stock options outstanding under the Group Share Option Plan at December 31, 2004.

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$12.51 - $15.00	2,336,000	9.34	$14.37	-	$-
$15.01 - $17.50	3,909,800	8.85	15.31	-	-
The fair value of each option granted under the Group Share Option Plan in 2004, measured at the grant date, was calculated using a binomial lattice methodology model that is based on the underlying assumptions of the Black-Scholes option pricing model. When modeling options with vesting are dependent on attainment of certain performance conditions over a period of time, these performance targets are incorporated into the model using Monte-Carlo simulation. The expected life of options depends on the behavior of option holders, which is incorporated into the option model consistent with historic observable data. The fair values are inherently subjective and uncertain due to the assumptions made and the limitations of the model used. Prior to 2004, options were valued using a simpler methodology also based on the Black-Scholes option pricing model. The significant weighted average assumptions used to estimate the fair value of the options granted in 2004 and 2003 are as follows:

	2004	2003

Risk-free interest rate	4.9%	5.27%
Expected life(1)	6.9 years	5 years
Expected volatility	25.00%	30.00%
Prior to the merger with HSBC, certain employees were eligible to participate in the former Household stock option plan. Employee stock options generally vested equally over four years and expired 10 years from the date of grant. Upon completion of the merger with HSBC, all options granted prior to November 2002 vested and became outstanding options to purchase HSBC ordinary shares. Options granted under the former Household plan subsequent to October 2002 were converted into options to purchase ordinary shares of HSBC, but did not vest under the change in control. Compensation expense related to the former Household plan totaled $8 million in 2004, $5 million in the period March 29 through December 31, 2003, $4 million in the period January 1 through March 28, 2003 and $2 million in 2002.

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
Information with respect to stock options granted under the former Household plan is as follows:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Price per		Price per		Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	45,194,343	$14.76	19,850,371	$36.80	17,750,284	$37.19
Granted	-	-	-	-	2,933,600	29.59
Exercised	(5,780,935)	8.43	(439,087)	11.04	(730,977)	15.36
Expired or canceled	(30,094)	10.66	(231,557)	53.28	(102,536)	49.88

Outstanding at March 28, 2003	-	-	19,179,727	37.20	-	-
Conversion to HSBC ordinary shares	-	-	51,305,796	13.90	-	-
Exercised	-	-	(4,749,726)	5.00	-	-
Expired or canceled	-	-	(1,361,727)	16.49	-	-

Outstanding at end of year	39,383,314	$15.69	45,194,343	$14.76	19,850,371	$36.80

Exercisable at end of year	36,499,789	$16.09	39,743,144	$15.32	13,184,371	$33.80

Weighted-average fair value of options granted		$-		$-		$11.57

The following table summarizes information about stock options outstanding under the former Household plan, all of which are in HSBC ordinary shares, at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$4.01 - $5.00	12,793	3.43	$1.70	12,793	$1.70
$5.01 - $10.00	1,607,664	1.82	7.93	1,607,664	7.93
$10.01 - $12.50	8,374,289	7.01	10.77	5,490,764	10.83
$12.51 - $15.00	9,123,601	3.46	14.11	9,123,601	14.11
$15.01 - $17.50	6,234,187	4.64	16.95	6,234,187	16.95
$17.51 - $20.00	6,459,458	5.84	18.41	6,459,458	18.41
$20.01 - $25.00	7,571,322	6.87	21.37	7,571,322	21.37

The fair value of options granted under the former Household plans was estimated as of the date of grant using the Black-Scholes option pricing model. The fair value estimates used the following weighted-average assumptions:

	2002

Risk-free interest rate	3.	17%
Expected dividend yield	3.	43
Expected life	5 years
Expected volatility	55.	4%
The Black-Scholes model uses different assumptions that can significantly effect the fair value of the options. As a result, the derived fair value estimates cannot be substantiated by comparison to independent markets.
Restricted Share Plans Subsequent to our acquisition by HSBC, key employees are also provided awards in the form of restricted shares (“RSRs”) under HSBC’s Restricted Share Plan. Awards to employees in 2004 will vest over five years contingent upon the achievement of certain performance targets. Additionally, in 2004, a small number of awards granted were subject only to vesting conditions of either three or five years. Awards in 2003 generally vested over a three or five year period and did not require the achievement of performance targets.
Information with respect to RSRs awarded under HSBC’s Restricted Share Plan is as follows:

		March 29
	Year ended	through
	December 31,	December 31,
	2004	2003

RSRs awarded	2,996,878	5,893,889
Weighted-average fair market value per share	$15.09	$12.43
RSRs outstanding at December 31	7,030,688	5,893,889
Compensation cost: (in millions)
Pre-tax	$17	$9
After-tax	11	6
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
Information with respect to RSRs awarded under the pre-merger Household plan is as follows:

	2004	2003	2002

RSRs awarded	-	134,552	1,711,661
Weighted-average fair market value per share	$-	$27.11	$34.19
RSRs outstanding at December 31	2,238,628	2,512,242	4,740,827
Compensation cost: (in millions)
Pre-tax	$8	$23	$57
After-tax	5	15	36
The pre-tax compensation cost with respect to the RSR’s awarded under the pre-merger Household plan reflected above includes $5 million for the period March 29 to December 31, 2003.
Employee Stock Purchase Plans The HSBC Sharesave Contribution Plan (the “HSBC Sharesave Plan”), which replaced the former Household employee stock purchase plan, allows eligible employees to enter into savings contracts to save up to approximately $400 per month, with the option to use the savings to acquire shares. There are currently two types of plans offered which allow the participant to select saving contracts of either a 3 or 5 year length. The options are exercisable within six months following the third or fifth year, respectively, of the commencement of the related savings contract, at a 20 percent discount for options granted in 2004 and 2003. HSBC ordinary shares granted and the related fair value of the options for 2004 and 2003 are presented below:

	2004		2003

	HSBC	Fair value per	HSBC	Fair value per
	ordinary	share of	ordinary	share of
	shares granted	shares granted	shares granted	shares granted

3 year vesting period	1,124,776	$3.44	2,810,598	$3.19
5 year vesting period	303,981	3.80	903,171	3.28
Compensation expense related to the grants under the HSBC Sharesave Plan totaled $5 million in 2004 and $2 million for the period March 29 through December 31, 2003.
The fair value of each option granted under the HSBC Sharesave Plan was estimated as of the date of grant using a third party option pricing model in 2004 and the Black-Scholes option pricing model in 2003. The fair value estimates used the following weighted-average assumptions:

	2004	2003

Risk-free interest rate	4.9%	4.07%
Expected life	3 or 5 years	3 or 5 years
Expected volatility	25.00%	30.00%
Prior to the merger, we also maintained an Employee Stock Purchase Plan (the “ESPP”). The ESPP provided a means for employees to purchase shares of our common stock at 85 percent of the lesser of its market price at the beginning or end of a one-year subscription period. The ESPP was terminated on March 7, 2003 and 775,480 shares of our common stock were purchased on that date. Compensation expense related to the ESPP totaled $7 million in the period January 1 to March 28, 2003 and $4 million in 2002.

22.	Pension and Other Postretirement Benefits

Defined Benefit Pension Plans Our employees participate in several defined benefit pension plans covering substantially all of its employees. In November 2004, sponsorship of the U.S. defined benefit pension plan of HSBC Finance Corporation and the U.S. defined benefit pension plan of HSBC Bank USA was transferred to HNAH. Effective January 1, 2005, the two separate plans were merged into a single defined pension plan which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the United States.
Pension expense (income) for defined benefit plans included the following components:

	Year ended	March 29 through	January 1 through	Year ended
	December 31, 2004	December 31, 2003	March 28, 2003	December 31, 2002

	(in millions)
Service cost – benefits earned during the period	$55	$36	$11	$33
Interest cost on projected benefit obligation	53	35	5	24
Expected return on assets	(91)	(49)	(16)	(67)
Amortization of prior service cost	1	1	-	-
Recognized losses	(5)	-	14	22

Pension expense	$13	$23	$14	$12

The assumptions used in determining pension expense (income) of the domestic defined benefit plans are as follows:

	2004	2003	2002

Discount rate(1)	6.25%	6.50%	7.5%
Salary increase assumption	3.75	4.0	4.0
Expected long-term rate of return on plan assets	8.75	8.0	8.0

(1)	The discount rate used for the period January 1 through March 28, 2003 was 6.75%.
We retain an unaffiliated third party to provide investment consulting services. Given the plan’s current allocation of equity and fixed income securities and using investment return assumptions which are based on long term historical data and supplied by the consultant, the long term expected return for plan assets is reasonable.
The funded status of our defined benefit pension plan was as follows:

	At
	December 31,

	2004	2003

	(in millions)
Funded status	$40	$(53)
Unrecognized net actuarial gain	64	148
Unamortized prior service cost	(6)	(6)

Accrued pension liability	$98	$89

There were no intangible assets related to these plans in the amounts recognized on our balance sheet at December 31, 2004 and 2003.
A reconciliation of beginning and ending balances of the fair value of plan assets associated with our defined benefit pension plans is as follows:

	Year ended
	December 31,

	2004	2003

	(in millions)
Fair value of plan assets at beginning of year	$1,072	$838
Actual return on plan assets	102	278
Foreign currency exchange rate changes	11	16
Employer contributions	3	-
Benefits paid	(66)	(60)

Fair value of plan assets at end of year	$1,122	$1,072

For our domestic plan, the fair value of plan assets was $1.0 billion at December 31, 2004 and $970 million at December 31, 2003. We do not currently anticipate making employer contributions to our domestic defined benefit plan in 2005. We made contributions totaling $116 million during 2002 to improve the funded status of our defined benefit pension plans given the declines in return on plan assets experienced during the year.

The actual allocation of our domestic pension plan assets at December 31, 2004 and 2003 as well as our target allocation for 2005 are as follows:

		Percentage of
		Plan Assets at
	Target	December 31,
	Allocation
	2005	2004	2003

Equity securities	78%	77%	77%
Debt securities	21	21	21
Other	1	2	2
	-	-	-

Total	100%	100%	100%

At December 31, 2003, equity securities included our investment in 177,624 HSBC American depository shares with a fair value of $14 million. There were no investments in HSBC American depository shares at December 31, 2004.
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
A reconciliation of beginning and ending balances of the projected benefit obligation of the defined benefit pension plans is as follows:

	Year ended
	December 31,

	2004	2003

	(in millions)
Projected benefit obligation at beginning of year	$1,019	$828
Service cost	55	46
Interest cost	53	41
Actuarial gains	91	142
Foreign currency exchange rate changes	10	16
Plan amendments	-	6
Benefits paid	(66)	(60)

Projected benefit obligation at end of year	$1,162	$1,019

The accumulated benefit obligation for all defined benefit pension plans was $1.0 billion at December 31, 2004 and $922 million at December 31, 2003.

Estimated future benefit payments for our domestic plan are as follows:

(in millions)
2005	$61
2006	56
2007	61
2008	67
2009	70
2010-2014	411
The assumptions used in determining the projected benefit obligation of the domestic defined benefit plans at December 31 are as follows:

	2004	2003	2002

Discount rate	6.00%	6.25%	6.75%
Salary increase assumption	3.75	3.75	4.00
We also sponsor a non-qualified supplemental retirement plan. This plan, which is currently unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan. Benefits are based on average earnings, years of service and age at retirement. The projected benefit obligation was $82 million at December 31, 2004 and $80 million at December 31, 2003. Pension expense related to the supplemental retirement plan was $19 million in 2004, $9 million in the period March 29 through December 31, 2003, $3 million in the period January 1 through March 28, 2003 and $17 million in 2002. An additional minimum liability of $6 million related to this plan was recognized in 2004.
Defined Contribution Plans We sponsor various 401(k) savings plans and profit sharing plans for employees meeting certain eligibility requirements. Under these plans, each participant’s contribution is matched by the company up to a maximum of 6 percent of the participant’s compensation. Prior to the merger with HSBC, company contributions were in the form of Household common stock. Subsequent to the merger, company contributions are in the form of cash. Total expense for these plans was $82 million in 2004, $50 million in the period March 29 through December 31, 2003, $21 million in the period January 1 through March 28, 2003 and $69 million in 2002.
Postretirement Plans Other Than Pensions Our employees also participate in several plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.
The net postretirement benefit cost included the following:

		March 29	January 1
	Year ended	through	through	Year ended
	December 31,	December 31,	March 28,	December 31,
	2004	2003	2003	2002

		(in millions)
Service cost – benefits earned during the period	$4	$3	$1	$4
Interest cost	13	10	1	6
Expected return on assets	-	-	2	7
Amortization of prior service cost	-	-	-	(2)
Recognized (gains) losses	-	-	-	(1)

Net periodic postretirement benefit cost	$17	$13	$4	$14

The assumptions used in determining the net periodic postretirement benefit cost for our domestic postretirement benefit plans are as follows:

	2004	2003	2002

Discount rate	6.25%	6.50%	7.5%
Salary increase assumption	3.75	4.0	4.0

(1)	The discount rate used for the period January 1 through March 28, 2003 was 6.75%.
A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	Year ended
	December 31,

	2004	2003

	(in millions)
Accumulated benefit obligation at beginning of year	$252	$244
Service cost	4	4
Interest cost	13	11
Foreign currency exchange rate changes	1	2
Actuarial losses	(5)	8
Benefits paid	(14)	(17)

Accumulated benefit obligation at end of year	$251	$252

Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $17 million relating to our postretirement benefit plans in 2005. The components of the accrued postretirement benefit obligation are as follows:

	At
	December 31,

	2004	2003

	(in millions)
Funded status	$254	$252
Unamortized prior service cost	(3)	-
Unrecognized net actuarial (loss) gain	9	3
Unamortized transition obligation	-	-

Accrued postretirement benefit obligation	$260	$255

Estimated future benefit payments for our domestic plans are as follows:

(in millions)
2005	$16
2006	18
2007	19
2008	20
2009	20
2010-2014	107

The assumptions used in determining the benefit obligation of our domestic postretirement benefit plans at December 31 are as follows:

	2004	2003	2002

Discount rate	6.00%	6.25%	6.75%
Salary increase assumption	3.75	3.75	4.00
A 11.6 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 2005. This rate of increase is assumed to decline gradually to 5.60 percent in 2013.
Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent	One Percent
	Increase	Decrease

	(in millions)
Effect on total of service and interest cost components	$.6	$(.5)
Effect on postretirement benefit obligation	8	(8)

23. Business Segments

We have three reportable segments: Consumer, Credit Card Services, and International. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes, and locations. Our Consumer segment consists of our consumer lending, mortgage services, retail services, and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in Canada, the United Kingdom and the rest of Europe. The Consumer segment provides real estate secured, automobile secured and personal non-credit card loans. Loans are offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans are originated through branch locations, correspondents, mortgage brokers, direct mail, telemarketing, independent merchants or automobile dealers. The Credit Card Services segment offers MasterCard and Visa credit card loans throughout the United States primarily via strategic affinity and co-branding relationships, direct mail, and our branch network to subprime customers. The International segment offers secured and unsecured lines of credit and secured and unsecured closed-end loans primarily in the United Kingdom, Canada, the Republic of Ireland, the Czech Republic and Hungary. In addition, the United Kingdom operation offers MasterCard and Visa credit cards and credit insurance in connection with all loan products. We also cross sell our credit cards to existing real estate secured, private label and tax services customers. All segments offer products and service customers through the Internet. The All Other caption includes our insurance and Taxpayer Financial Services and commercial businesses, as well as our corporate and treasury activities, each of which falls below the quantitative threshold tests under SFAS No. 131 for determining reportable segments.
Effective January 1, 2004, our direct lending business, which has previously been reported in our All Other caption, was consolidated into our consumer lending business and, as a result, is now included in our Consumer segment. Prior periods have not been restated as the impact was not material. There have been no other changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the prior year presentation.
The accounting policies of the reportable segments are described in Note 2, “Summary of Significant Accounting Policies.” For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. We evaluate performance and allocate resources based on income from operations after income taxes and returns on equity and managed assets.
We allocate resources and provide information to management for decision making on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to our reported financial information in our consolidated financial statements. This adjustment reclassifies net interest margin, fee income and loss provision into securitization revenue.
Income statement information included in the table for 2003 combines January 1 through March 28, 2003 (the “predecessor period”) and March 29 to December 31, 2003 (the “successor period”) in order to present “combined” financial results for 2003. Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. As a result, managed and owned basis consolidated totals for 2003 include combined information from both the “successor” and “predecessor” periods which impacts comparability to the current period.
Reconciliation of our managed basis segment results to managed basis and owned basis consolidated totals are as follows:

							Managed
		Credit			Adjustments/		Basis			Owned Basis
		Card	Inter-	All	Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	national	Other	Items		Totals	Adjustments		Totals

	(in millions)
Year Ended December 31, 2004
Net interest income	$7,699	$2,070	$797	$(309)	$-		$10,257	$(2,455	)(6)	$7,802
Securitization revenue	(1,433)	(338)	(88)	(145)	-		(2,004)	3,012	(6)	1,008
Fee and other income, excluding gain on sale of domestic private label credit card receivables	638	1,731	503	1,412	(137	)(2)	4,147	(745	)(6)	3,402
Gain on bulk sale of domestic private label credit card receivables	683	-	-	(20)	-		663	-		663
Intersegment revenues	101	25	15	(4)	(137	)(2)	-	-		-
Provision for credit losses	2,575	1,625	336	(16)	2	(3)	4,522	(188	)(6)	4,334
Depreciation and amortization	13	53	34	383	-		483	-		483
Total costs and expenses	2,528	1,238	726	1,109	-		5,601	-		5,601
Income tax expense (benefit)	915	216	53	(133)	(51	)(4)	1,000	-		1,000
Net income	1,563	380	95	(10)	(88)		1,940	-		1,940
Operating net income(1)	1,247	381	95	3	(88)		1,638	-		1,638
Receivables	87,839	19,670	13,263	308	-		121,080	(14,225	)(8)	106,855
Assets	89,809	20,049	14,236	28,921	(8,600	)(5)	144,415	(14,225	)(8)	130,190
Expenditures for long-lived assets(7)	18	4	20	54	-		96	-		96

							Managed
		Credit			Adjustments/		Basis			Owned Basis
		Card	Inter-	All	Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	national	Other	Items		Totals	Adjustments		Totals

	(in millions)
Year Ended December 31, 2003 (restated)
Net interest income	$7,333	$1,954	$753	$148	$-		$10,188	$(2,874	)(6)	$7,314
Securitization revenue	337	(6)	17	(201)	-		147	1,314	(6)	1,461
Fee and other income	664	1,537	380	1,139	(147	)(2)	3,573	(715	)(6)	2,858
Intersegment revenues	107	30	12	(2)	(147	)(2)	-	-		-
Provision for credit losses	4,275	1,598	359	3	7	(3)	6,242	(2,275	)(6)	3,967
Depreciation and amortization	14	52	30	295	-		391	-		391
HSBC acquisition related costs incurred by HSBC Finance Corporation	-	-	-	198	-		198	-		198
Total costs and expenses	2,358	1,099	530	1,204	-		5,191	-		5,191
Income tax expense (benefit)	631	287	90	(80)	(56	)(4)	872	-		872
Net income	1,061	500	170	(30)	(98)		1,603	-		1,603
Operating net income(1)	1,061	500	170	137	(98)		1,770	-		1,770
Receivables	87,104	19,552	11,003	920	-		118,579	(26,201	)(8)	92,378
Assets	89,791	22,505	11,923	29,754	(8,720	)(5)	145,253	(26,201	)(8)	119,052
Expenditures for long-lived assets(7)	30	3	18	83	-		134	-		134

Year Ended December 31, 2002
Net interest income	$6,976	$1,768	$641	$(48)	$-		$9,337	$(2,683	)(6)	$6,654
Securitization revenue	597	61	47	-	-		705	1,429	(6)	2,134
Fee and other income, excluding loss on disposition of Thrift.	644	1,320	371	911	(187	)(2)	3,059	(669	)(6)	2,390
Loss on disposition of Thrift.	378	-	-	-	-		378	-		378
Intersegment revenues	145	34	10	(2)	(187	)(2)	-	-		-
Provision for credit losses	3,903	1,428	280	64	(20	)(3)	5,655	(1,923	)(6)	3,732
Depreciation and amortization	18	60	24	131	-		233	-		233
Settlement charge and related expenses	525	-	-	-	-		525	-		525
Total costs and expenses	2,569	1,054	456	736	-		4,815	-		4,815
Income tax expense (benefit)	520	249	90	(103)	(61	)(4)	695	-		695
Net income	838	414	231	181	(106)		1,558	-		1,558
Operating net income(1)	1,411	414	231	181	(106)		2,131	-		2,131
Receivables	79,448	18,071	8,769	1,208	-		107,496	(24,934	)(8)	82,562
Assets	82,685	21,079	10,011	17,837	(8,818	)(5)	122,794	(24,934	)(8)	97,860
Expenditures for long-lived assets(7)	30	1	29	113	-		173	-		173

(1)	This non-GAAP financial measure is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. Operating net income in 2004 excludes the gain on the bulk sale of our domestic private label credit card receivables of $423 million (after-tax) and the impact of the adoption of FFIEC charge-off policies for the domestic private label and MasterCard/ Visa credit card portfolios of $121 million (after-tax). In 2003, operating net income excludes $167 million (after-tax) of HSBC acquisition related costs and other merger related items incurred by HSBC Finance Corporation. In 2002, operating net income excludes the $333 million (after-tax) for the settlement charge and related expenses and the loss of $240 million (after-tax) from the disposition of Thrift assets and deposits. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures.

(2)	Eliminates intersegment revenues.

(3)	Eliminates bad debt recovery sales between operating segments.

(4)	Tax benefit associated with items comprising adjustments/reconciling items.

(5)	Eliminates investments in subsidiaries and intercompany borrowings.

(6)	Reclassifies net interest income, fee income and provision for credit losses relating to securitized receivables to other revenues.

(7)	Includes goodwill associated with purchase business combinations other than the HSBC merger as well as capital expenditures.

(8)	Represents receivables serviced with limited recourse.

24. Commitments and Contingent Liabilities

Lease Obligations: We lease certain offices, buildings and equipment for periods which generally do not exceed 25 years. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $117 million in 2004, $112 million in the period March 29 through December 31, 2003, $36 million in the period January 1 through March 28, 2003 and $135 million in 2002.
We have a lease obligation on a former office complex which has been subleased through 2010, the end of the lease period. The sublessee has assumed our future rental obligations on this lease.
Future net minimum lease commitments under noncancelable operating lease arrangements were:

	Minimum	Minimum
	Rental	Sublease
Year ending December 31,	Payments	Income	Net

	(in millions)
2005	$187	$77	$110
2006	141	42	99
2007	125	39	86
2008	104	35	69
2009	76	23	53
Thereafter	182	11	171

Net minimum lease commitments	$815	$227	$588

Litigation: Both we and certain of our subsidiaries are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations which affect all three of our reportable segments. Certain of these activities are or purport to be class actions seeking damages in significant amounts. These actions include assertions concerning violations of laws and/or unfair treatment of consumers.
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
Other Commitments: At December 31, 2004, our mortgage services business had commitments with numerous correspondents to purchase up to $285 million of real estate secured receivables at fair market value, subject to availability based on underwriting guidelines specified by our mortgage services business. These commitments have terms of up to one year and can be renewed upon mutual agreement.

25. Fair Value of Financial Instruments

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
As required under generally accepted accounting principles, a number of other assets recorded on the balance sheets (such as acquired credit card relationships, the value of consumer lending relationships for originated receivables and the franchise values of our business units) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. However, on March 29, 2003, as a result of our acquisition by HSBC, these other assets were adjusted to their fair market value based, in part, on third party valuation data, under the “push-down” method of accounting. (See Note 4, “Acquisitions and Divestitures.”) We believe there continues to be substantial value associated with these assets based on current market conditions and historical experience. Accordingly, the estimated fair value of financial instruments, as disclosed, does not fully represent our entire value, nor the changes in our entire value.
The following is a summary of the carrying value and estimated fair value of our financial instruments:

	At December 31,

	2004			2003

	Carrying	Estimated		Carrying	Estimated
	Value	Fair Value	Difference	Value	Fair Value	Difference

	(in millions)
Assets:
Cash	$392	$392	$-	$463	$463	$-
Securities purchased under agreements to resell	2,651	2,651	-	-	-	-
Securities	4,327	4,327	-	11,073	11,073	-
Receivables	104,815	105,314	499	91,027	91,597	570
Due from affiliates	604	604	-	-	-	-
Derivative financial assets	4,049	4,049	-	3,016	3,016	-

Total assets	116,838	117,337	499	105,579	106,149	570

Liabilities:
Deposits	(47)	(47)	-	(232)	(233)	(1)
Commercial paper, bank and other borrowings	(9,013)	(9,013)	-	(9,122)	(9,122)	-
Due to affiliates	(13,789)	(13,819)	(30)	(7,589)	(7,603)	(14)
Long term debt	(85,378)	(86,752)	(1,374)	(79,632)	(80,566)	(924)
Insurance policy and claim reserves	(1,303)	(1,370)	(67)	(1,258)	(1,255)	3
Derivative financial liabilities	(70)	(70)	-	(149)	(149)	-

Total liabilities	(109,600)	(111,071)	(1,471)	(97,982)	(98,918)	(936)

Total	$7,238	$6,266	$(972)	$7,597	$7,231	$(366)

Cash: Carrying value approximates fair value due to cash’s liquid nature.
Securities purchased under agreements to resell: The fair value of securities purchased under agreements to resell approximates carrying value due to their short-term maturity.
Securities: Securities are classified as available-for-sale and are carried at fair value on the balance sheets. Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
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
Long term debt: The estimated fair value of our fixed rate debt instruments was determined using either quoted market prices or by discounting future expected cash flows at interest rates offered for similar types of debt instruments. Carrying value is typically used to estimate the fair value of floating rate debt.
Insurance policy and claim reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates at December 31, 2004 and 2003. The fair value of other insurance reserves is not required to be determined in accordance with SFAS No. 107.
Derivative financial assets and liabilities: All derivative financial assets and liabilities, which exclude amounts receivable from or payable to swap counterparties, are carried at fair value on the balance sheet. Where practical, quoted market prices were used to determine fair value of these instruments. For non-exchange traded contracts, fair value was determined using accepted and established valuation methods (including input from independent third parties) which consider the terms of the contracts and market expectations on the valuation date for forward interest rates (for interest rate contracts) or forward foreign currency exchange rates (for foreign exchange contracts). We enter into foreign exchange contracts to hedge our exposure to currency risk on foreign denominated debt. We also enter into interest rate contracts to hedge our exposure to interest rate risk on assets and liabilities, including debt. As a result, decreases/increases in the fair value of derivative financial instruments which have been designated as effective hedges are offset by a corresponding increase/decrease in the fair value of the individual asset or liability being hedged. See Note 16, “Derivative Financial Instruments,” for additional discussion of the nature of these items.
26.     Attorney General Settlement

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
In August 2003, notices of a claims procedure were distributed to holders of approximately 591,000 accounts identified as having potential claims. Approximately 82% of customers accepted funds in settlement and had executed a release of all civil claims against us relating to the specified consumer lending practices. All checks were mailed. Each state agreed that the settlement resolves all current civil investigations and proceedings by the attorneys general and state lending regulators relating to the lending practices at issue.
We recorded a pre-tax charge of $525 million ($333 million after-tax) during the third quarter of 2002 related to the Multi-State Settlement Agreement. The charge reflects the costs of this settlement agreement and related matters and has been reflected in the statement of income in total costs and expenses.
27.     Concentration of Credit Risk

A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions.
Because we primarily lend to consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total owned or managed receivables at December 31, 2004 and 2003. We lend nationwide and our receivables are distributed as follows at December 31, 2004:

	Percent of Total	Percent of Total
	Owned Domestic	Managed Domestic
State/Region	Receivables	Receivables

California	12%	12%
Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	23	23
Southeast (AL, FL, GA, KY, MS, NC, SC, TN)	21	21
Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)	15	15
Southwest (AZ, AR, LA, NM, OK, TX)	10	11
Northeast (CT, ME, MA, NH, NY, RI, VT)	10	10
West (AK, CO, HI, ID, MT, NV, OR, UT, WA, WY)	9	8

28.	Geographic Data

The tables below summarize our owned basis assets, revenues and income before income taxes by material country. Purchase accounting adjustments are reported within the appropriate country.

	At December 31,

	Identifiable Assets			Long-Lived Assets(1)

	2004	2003	2002	2004	2003	2002

		(Restated)
	(in millions)
United States	$115,938	$107,342	$89,310	$8,974	$9,132	$1,949
United Kingdom	11,468	9,401	6,845	942	809	88
Canada	2,581	2,183	1,588	129	137	5
Europe	203	126	117	3	2	2

Total	$130,190	$119,052	$97,860	$10,048	$10,080	$2,044

(1)	Includes properties and equipment, goodwill and acquired intangibles.

	Year ended December 31,

	Revenues			Income Before Income Taxes

	2004	2003	2002	2004	2003	2002

		(Restated)			(Restated)
	(in millions)
United States	$14,346	$13,146	$13,397	$2,858	$2,235	$1,932
United Kingdom	1,316	1,091	1,006	6	147	247
Canada	340	284	236	82	68	55
Europe	16	40	32	(6)	25	19

Total	$16,018	$14,561	$14,671	$2,940	$2,475	$2,253

HSBC Finance Corporation

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three	Three	Three	Three	Three	Three	Three
	months	months	months	months	months	months	months	Mar. 29	Jan. 1
	ended	ended	ended	ended	ended	ended	ended	through	through
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Mar. 28,
	2004	2004	2004	2004	2003	2003	2003	2003	2003

		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	(in millions)
Finance and other interest income	$3,001	$2,779	$2,637	$2,528	$2,625	$2,570	$2,503	$75	$2,469
Interest expense	918	810	707	708	669	654	689	19	897

Net interest income	2,083	1,969	1,930	1,820	1,956	1,916	1,814	56	1,572
Provision for credit losses on owned receivables	1,286	1,123	997	928	917	1,001	1,039	34	976

Net interest income after provision for credit losses	797	846	933	892	1,039	915	775	22	596

Securitization revenue	127	267	266	348	347	387	284	9	434
Insurance revenue	221	203	204	211	193	193	183	6	171
Investment income	30	36	30	41	45	37	33	1	80
Fee income	282	302	242	265	281	266	228	9	280
Derivative income	263	72	124	52	107	(612)	574	215	2
Taxpayer financial services income	8	(3)	6	206	(1)	2	3	-	181
Other income	164	163	180	100	158	68	86	5	64
Gain on bulk sale of private label receivables	663	-	-	-	-	-	-	-	-

Total other revenues	1,758	1,040	1,052	1,223	1,130	341	1,391	245	1,212

Salaries and fringe benefits	472	472	457	485	507	493	489	18	491
Sales incentives	104	91	90	78	64	77	83	2	37
Occupancy and equipment expense	86	77	77	83	104	95	100	3	98
Other marketing expenses	199	174	131	132	142	128	135	4	139
Other servicing and administrative expenses	209	235	198	226	280	282	264	9	314
Support services from HSBC affiliates	194	183	196	177	-	-	-	-	-
Amortization of acquired intangibles	85	83	79	116	84	82	78	2	12
Policyholders’ benefits	113	93	93	113	90	95	98	3	91
HSBC acquisition related costs incurred by HSBC Finance Corporation	-	-	-	-	-	-	-	-	198

Total costs and expenses	1,462	1,408	1,321	1,410	1,271	1,252	1,247	41	1,380

Income before income taxes	1,093	478	664	705	898	4	919	226	428
Income taxes	381	153	231	235	306	(18)	320	82	182

Net income as restated	$712	$325	$433	$470	$592	$22	$599	$144	$246

Net income as previously reported	$-	$322	$395	$481	$574	$472	$364	$9	$246

Operating net income as restated(1)	$410	$325	$433	$470	$592	$22	$599	$144	$413

Common shareholder’s(s’) equity – as previously reported	$-	$16,912	$17,607	$17,049	$16,560	$15,707	$15,232	$14,723	$8,935

Common shareholder’s(s’) equity – as restated	$15,841	$16,727	$17,379	$16,909	$16,391	$15,581	$15,606	$14,818	$8,935

(1)	Operating net income is a non-GAAP financial measure and is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. For 2004, operating net income excludes the $121 million decrease in net income relating to the adoption of Federal Financial Institutions Examination Council charge-off policies for our domestic private label and MasterCard/ Visa receivables and the $423 million (after-tax) gain on the bulk sale of domestic private label receivables to an affiliate. For 2003, operating net income excludes HSBC acquisition related costs and other merger related items of $167 million (after-tax).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We conducted an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by HSBC Finance Corporation in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation and for the reasons described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report so as to alert them in a timely fashion to material information required to be disclosed in reports we file under the Exchange Act. As a result of this conclusion, we have initiated the remedial actions described below.
HSBC Finance Corporation has restated its consolidated financial statements for the previously reported quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004; and the period March 29, 2003 through December 31, 2003. This restatement is solely the result of the failure to satisfy certain technical requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”).
During the fourth quarter of 2004, as part of our preparation for the implementation of International Financial Reporting Standards (“IFRS”) by HSBC Holdings plc (“HSBC”) from January 1, 2005, HSBC Finance Corporation undertook a review of its hedging activities to confirm conformity with the requirements of IFRS, which differ in several respects from the hedge accounting requirements under U.S. GAAP as set out in SFAS 133. As a result of this review, we determined that there were some deficiencies in the documentation required to support hedge accounting under U.S. GAAP. These documentation deficiencies arose following our acquisition by HSBC. As a consequence of the acquisition, pre-existing hedging relationships, including hedging relationships that had previously qualified under the “shortcut” method of accounting pursuant to SFAS 133, were required to be reestablished. At that time the Derivatives Implementation Group (“DIG”) had published Implementation Issue No. E-15 (“E-15”) regarding SFAS 133. Also during that time period there was some debate in the accounting profession regarding the detailed technical requirements resulting from a business combination and a proposed change by the FASB that would have changed the conclusion reached in E-15. We consulted with our independent accountants, KPMG LLP, in reaching our determination of what was required in order to comply with SFAS 133, and E-15 in particular. Following this, HSBC Finance Corporation took the actions it believed were necessary to maintain hedge accounting for all of its historical hedge relationships in its consolidated financial statements for the period ended December 31, 2003 and those consolidated financial statements received an unqualified audit opinion.
Management has concluded that the control weaknesses noted below constitute a material weakness in our internal controls over financial reporting relating to the process of establishing and maintaining effective hedges under the shortcut method of accounting under SFAS 133. The identified control weaknesses are:

•	a failure to ensure that individuals with responsibility for implementing and administering our hedge positions received and obtained a thorough understanding of all DIG interpretations that led to a failure to contemporaneously fully document the accounting for hedging relationships under SFAS 133; and

•	a failure to establish and maintain effective systems and communication between the Treasury and Accounting functions so as to achieve hedge accounting effectively and transparently.

In response to these identified weaknesses, we are taking the following remedial actions:

•	until the hedge operation is adequately staffed with employees with sufficient expertise in hedge accounting requirements under SFAS 133, retain external service providers with an expertise in hedge accounting requirements to provide the support necessary to fully comply with hedge accounting requirements; and

•	establish detailed polices and procedures that will ensure that personnel remain current on all relevant standards for hedge accounting requirements, including those relating to the shortcut method under SFAS 133.
These remedial actions will be undertaken immediately.
HSBC Finance Corporation continues the process to complete a thorough review of its internal controls as part of its preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 will be contained in our Form 10-K for the period ended December 31, 2005.
Item 9B. Other Information.

None.
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
The primary purpose of the audit committee is to assist the Board of Directors in fulfilling its oversight responsibilities relating to HSBC Finance Corporation’s accounting, auditing and financial reporting practices. The audit committee is currently comprised of the following independent Directors (as defined by the standards of the New York Stock Exchange): Gary G. Dillon; Robert K. Herdman and Larree M. Renda. In addition, John D. Nichols, Lead Director, and Alan W. Jebson, Chief Operating Officer of HSBC, are ex-officio members of the Committee. The Board has determined that each of these individuals is financially literate. The Board of Directors has determined that Robert K. Herdman qualifies as an audit committee financial expert.
Code of Ethics
HSBC Finance Corporation’s Board of Directors has adopted a Code of Ethics for Senior Financial Officers. That Code of Ethics is included as Exhibit 14 to this Annual Report on Form 10-K. HSBC Finance Corporation also has a general code of ethics applicable to all employees that is referred to as its Statement of Business Principles and Code of Ethics. That document is available on our website at www.household.com or upon written request made to HSBC Finance Corporation, 2700 Sanders Road, Prospect Heights, Illinois 60070, Attention: Corporate Secretary.

Item 11. Executive Compensation.

Omitted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Matters.

Omitted.

Item 13.	Certain Relationships and Related Transactions.

Omitted.
Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2004 and 2003 was $5,565,000 and $5,687,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees. The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2004 and 2003 was $691,000 and $1,250,000, respectively. Audit related services include employee benefit plan audits, due diligence assistance, internal control review assistance and audit or attestation services not required by statute or regulation.
Tax Fees. Total fees billed by KPMG LLP for tax related services for the fiscal years ended December 31, 2004 and 2003 were $2,656,000 and $779,000, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of federal and state tax accounts for possible overassessment of interest and/or penalties.
All Other. Other than those fees described above, there were no other fees billed for services performed by KPMG LLP during the fiscal years ended December 31, 2004 and December 31, 2003.
All of the fees described above were approved by HSBC Finance Corporation’s audit committee.
Audit Committee Pre-Approval Policies and Procedures. HSBC Finance Corporation’s audit committee pre-approves the audit and non-audit services performed by KPMG LLP, our principal accountants, in order to assure that the provision of such services does not impair KPMG LLP’s independence. Unless a type of service to be provided by KPMG LLP has received general pre-approval, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approval cost levels will require specific pre-approval by the audit committee.
The term of any pre-approval is 12 months from the date of pre-approval, unless the audit committee specifically provides for a different period. The audit committee will periodically revise the list of pre-approved services, based on subsequent determinations, and has delegated pre-approval authority to the Chairman of the audit committee. In the event the Chairman exercises such delegated authority, he will report such pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

PART IV
Item 15. Exhibits and Financial Statement Schedule.

      (a)(1) Financial Statements.
The consolidated financial statements listed below, together with an opinion of KPMG LLP dated February 28, 2005 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

HSBC Finance Corporation and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Preferred Stock and Common
Shareholder’s(s’) Equity
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (Unaudited)
      (a)(2) Not applicable
      (a)(3) Exhibits.

3	(i)	Amended and Restated Certificate of Incorporation of HSBC Finance Corporation dated as of December 15, 2004.
3	(ii)	Restated Bylaws of HSBC Finance Corporation dated as of December 15, 2004.
4.1		Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of HSBC Finance Corporation, Nos. 333-120494, 333-120495 and 333-120496 filed on December 16, 2004).
4	.2*	Amended and Restated Indenture dated as of December 15, 2004 for Senior Debt Securities between HSBC Finance Corporation and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of HSBC Finance Corporation, Nos. 333-120495 and 333-120496 filed on December 16, 2004).
4.3		The principal amount of debt outstanding under each other instrument defining the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. HSBC Finance Corporation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
12		Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
14		Code of Ethics for Senior Financial Officers.
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (included on page 180 of this Form 10-K).
31		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Ratings of HSBC Finance Corporation and its significant subsidiaries.

Upon receiving a written request, we will furnish copies of the exhibits referred to above free of charge. Requests should be made to HSBC Finance Corporation, 2700 Sanders Road, Prospect Heights, Illinois 60070, Attention: Corporate Secretary.

*	Substantially identical indentures exist with U.S. Bank National Association, BNY Midwest Trust Company and JPMorgan Trust Company, National Association.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 23rd day of February, 2005.

HSBC FINANCE CORPORATION

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC Finance Corporation and in the capacities indicated on the 23rd day of February, 2005.

Signature	Title

/s/ W. F. ALDINGER (W. F. Aldinger)	Chairman and Chief Executive Officer and Director (as Principal Executive Officer)

/s/ W. R. P. DALTON (W. R. P. Dalton)	Director

/s/ R. J. DARNALL (R. J. Darnall)	Director

/s/ G. G. DILLON (G. G. Dillon)	Director

/s/ A. DISNEY (A. Disney)	Director

/s/ J. A. EDWARDSON (J. A. Edwardson)	Director

(J. D. Fishburn)	Director

/s/ C. F. FREIDHEIM, JR. (C. F. Freidheim, Jr.)	Director

/s/ R. K. HERDMAN (R. K. Herdman)	Director

Signature	Title

/s/ A. W. JEBSON (A. W. Jebson)	Director

/s/ G. A. LORCH (G. A. Lorch)	Director

/s/ J. D. NICHOLS (J. D. Nichols)	Director

/s/ L. M. RENDA (L. M. Renda)	Director

/s/ S. J. STEWART (S. J. Stewart)	Director

/s/ B. A. SIBBLIES (B. A. Sibblies)	Senior Vice President and Chief Accounting Officer (as Principal Accounting Officer)

/s/ S. C. PENNEY (S. C. Penney)	Senior Executive Vice President and Chief Financial Officer (as Principal Financial Officer)

Exhibit Index

3	(i)	Amended and Restated Certificate of Incorporation of HSBC Finance Corporation dated as of December 15, 2004.

3	(ii)	Restated Bylaws of HSBC Finance Corporation dated as of December 15, 2004.

4.1		Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of HSBC Finance Corporation, Nos. 333-120494, 333-120495 and 333-120496 filed on December 16, 2004).

4.2*		Amended and Restated Indenture dated as of December 15, 2004 for Senior Debt Securities between HSBC Finance Corporation and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of HSBC Finance Corporation, Nos. 333-120495 and 333-120496 filed on December 16, 2004).

4.3		The principal amount of debt outstanding under each other instrument defining the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. HSBC Finance Corporation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.

12		Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

14		Code of Ethics for Senior Financial Officers.

23		Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24		Power of Attorney (included on page 180 of this Form 10-K).

31		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Ratings of HSBC Finance Corporation and its significant subsidiaries.

*	Substantially identical indentures exist with U.S. Bank National Association, BNY Midwest Trust Company and JPMorgan Trust Company, National Association.