Form 10-Q/A
period 2004-03-31
HSBC Finance CORP
filed 2005-03-31
CIK 354964

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8198

HSBC FINANCE CORPORATION

(formerly known as Household International, Inc.)
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

HOUSEHOLD INTERNATIONAL, INC.

FORM 10-Q/A

Explanatory Note

HSBC Finance Corporation (formerly known as Household International, Inc.) is filing this amended Quarterly Report on Form 10-Q/ A to reflect the restatement of its unaudited consolidated financial statements for the periods covered by this report. Please see Note 2 to the Consolidated Financial Statements and the “Restatement” section included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations below for a detailed discussion of the restatement. As more fully described therein, we have restated all reported periods since our acquisition by HSBC Holdings plc on March 28, 2003 to eliminate hedge accounting on all hedging relationships outstanding on that date and certain fair value swaps entered into after that date. This restatement is solely the result of the failure to satisfy certain technical requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

This amended Quarterly Report on Form 10-Q/ A restates the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. We have not modified or updated the disclosures in the original Quarterly Report on Form 10-Q except as required to give effect to the restatement. As a result, this amended Quarterly Report on Form 10-Q/ A contains forward-looking information that has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Quarterly Report on Form 10-Q/ A and the original Quarterly Report on Form 10-Q is subject to updating and supplementing as provided in the periodic reports that we have filed and will file with the Securities and Exchange Commission after the original filing date of the Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Household International, Inc.

CONSOLIDATED STATEMENT OF INCOME

	Three months	March 29	January 1
	ended	through	through
	March 31,	March 31,	March 28,
	2004	2003	2003

	(Successor)	(Successor)	(Predecessor)
	(Restated)	(Restated)

	(in millions)
Finance and other interest income	$2,528	$75	$2,469
Interest expense	708	19	897

Net interest income	1,820	56	1,572
Provision for credit losses	928	34	976

Net interest income after provision for credit losses	892	22	596

Other revenues:
Securitization revenue	348	9	434
Insurance revenue	211	6	171
Investment income	41	1	80
Derivative income	52	215	2
Fee income	265	9	280
Taxpayer financial services income	206	-	181
Other income	100	5	64

Total other revenues	1,223	245	1,212

Costs and expenses:
Salaries and employee benefits	485	18	491
Sales incentives	78	2	37
Occupancy and equipment expenses	83	3	98
Other marketing expenses	132	4	139
Other servicing and administrative expenses	226	9	314
Support services from HSBC affiliates	177	-	-
Amortization of intangibles	116	2	12
Policyholders’ benefits	113	3	91
HSBC acquisition related costs incurred by Household	-	-	198

Total costs and expenses	1,410	41	1,380

Income before income tax expense	705	226	428
Income tax expense	235	82	182

Net income	$470	$144	$246

The accompanying notes are an integral part of the consolidated financial statements.

Household International, Inc.

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2004	2003

	(Successor)
	(Restated)	(Successor)

	(in millions, except share data)
Assets
Cash	$199	$463
Securities	6,737	11,073
Receivables, net	92,034	91,027
Intangible assets, net	2,749	2,856
Goodwill	6,853	6,697
Properties and equipment, net	505	527
Real estate owned	656	631
Derivative financial assets	3,152	3,016
Other assets	2,950	2,762

Total assets	$115,835	$119,052

Liabilities
Debt:
Deposits	$91	$232
Commercial paper, bank and other borrowings	9,103	9,122
Due to affiliates	5,436	7,589
Long term debt (with original maturities over one year)	77,754	79,632

Total debt	92,384	96,575
Insurance policy and claim reserves	1,264	1,258
Derivative related liabilities	500	597
Other liabilities	3,678	3,131

Total liabilities	97,826	101,561
Shareholder’s equity
Preferred stock held by HSBC	1,100	1,100
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 50 shares issued	-	-
Additional paid-in capital	14,640	14,645
Retained earnings	1,755	1,303
Accumulated other comprehensive income	514	443

Total common shareholder’s equity	16,909	16,391

Total liabilities and shareholder’s equity	$115,835	$119,052

The accompanying notes are an integral part of the consolidated financial statements.

Household International, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S(S’) EQUITY

	Three Months	March 29	January 1
	Ended	through	through
	March 31,	March 31,	March 28,
	2004	2003	2003

	(Successor)	(Successor)	(Predecessor)
	(Restated)	(Restated)

	(in millions)
Preferred stock
Balance at beginning of period	$1,100	$1,100	$1,193
Reclassification of preferred stock issuance costs	-	-	21
Redemption of preferred stock	-	-	(114)

Balance at end of period	$1,100	$1,100	$1,100

Common shareholder’s(s’) equity
Common stock
Balance at beginning of period	$-	$-	$552
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	(552)

Balance at end of period	$-	$-	$-

Additional paid-in capital
Balance at beginning of period	$14,645	$14,661	$1,911
Return of capital to HSBC	(11)	-	-
Employee benefit plans and other	6	-	10
Reclassification of preferred stock issuance costs	-	-	(21)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	12,761

Balance at end of period	$14,640	$14,661	$14,661

Retained earnings
Balance at beginning of period	$1,303	$-	$9,885
Net income	470	144	246
Dividends:
Preferred at stated rates	(18)	-	(22)
Common, $.8694 per share	-	-	(412)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	(9,697)

Balance at end of period	$1,755	$144	$-

Accumulated other comprehensive income
Balance at beginning of period	$443	$-	$(695)
Net change in unrealized gains (losses) on:
Derivatives classified as cash flow hedges	(17)	2	101
Securities available for sale and interest-only strip receivables	49	7	(25)
Minimum pension liability	-	4	-
Foreign currency translation adjustments	39	-	(24)

Other comprehensive income, net of tax	71	13	52
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	643

Balance at end of period	$514	$13	$-

Common stock in treasury
Balance at beginning of period	$-	$-	$(2,431)
Exercise of stock options	-	-	12
Issuance of common stock for employee benefit plans	-	-	12
Purchase of treasury stock	-	-	(164)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	2,571

Balance at end of period	-	-	-

Total common shareholder’s(s’) equity	$16,909	$14,818	$14,661

Comprehensive income
Net income	$470	$144	$246
Other comprehensive income	71	13	52

Comprehensive income	$541	$157	$298

The accompanying notes are an integral part of the consolidated financial statements.

Household International, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months	March 29	January 1
	ended	through	through
	March 31,	March 31,	March 28,
	2004	2003	2003

	(Successor)	(Successor)	(Predecessor)
	(Restated)	(Restated)

	(in millions)
Cash flows from operating activities
Net income	$470	$144	$246
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	928	34	976
Insurance policy and claim reserves	(36)	3	47
Depreciation and amortization	145	4	53
Net change in interest-only strip receivables	112	5	30
Net change in other assets	(162)	-	(593)
Net change in other liabilities	350	26	616
Other, net	93	(257)	84

Net cash provided by (used in) operating activities	1,900	(41)	1,459

Cash flows from investing activities
Securities:
Purchased	(608)	-	(1,047)
Matured	572	8	584
Sold	59	-	768
Net change in short-term securities available for sale	4,387	546	(375)
Receivables:
Originations, net of collections	(10,927)	(382)	(8,255)
Purchases and related premiums	(33)	(117)	(129)
Initial and fill-up securitizations	7,942	(154)	7,300
Sales to affiliates	856	-	-
Properties and equipment:
Purchases	(12)	-	(21)
Sales	1	-	-

Net cash provided by (used in) investing activities	2,237	(99)	(1,175)

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	(54)	17	(514)
Net change in time certificates	(133)	-	150
Net change in due to affiliates	(2,247)	-	-
Long term debt issued	929	-	4,361
Long term debt retired	(2,861)	(54)	(4,030)
Insurance:
Policyholders’ benefits paid	(31)	(1)	(36)
Cash received from policyholders	29	3	33
Shareholders’ dividends	-	-	(141)
Redemption of preferred stock	-	-	(114)
Purchase of treasury stock	-	-	(164)
Issuance of common stock for employee benefit plans	-	-	62

Net cash provided by (used in) financing activities	(4,368)	(35)	(393)

Effect of exchange rate changes on cash	(33)	4	(15)

Net change in cash	(264)	(171)	(124)
Cash at beginning of period	463	674	798

Cash at end of period	$199	$503	$674

Supplemental Cash Flow Information:
Interest paid	$780	$71	$897
Income taxes paid	120	-	40

Supplemental Noncash Financing and Capital Activities:
Push-down of purchase price by HSBC	$-	$-	$14,661
Exchange of preferred stock for preferred stock issued to HSBC	-	-	1,100

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Household International, Inc. and its subsidiaries (collectively, “Household”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. Household may also be referred to in this Form 10-Q/A as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with the 2003 financial information included in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

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

Interim financial statement disclosures required by U.S. GAAP regarding segments are included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of this Form 10-Q/A.

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

2.	Restatement

We have restated our consolidated financial statements for the previously reported period March 29, 2003 through December 31, 2003, and the previously reported quarterly period ended March 31, 2004. This amended Quarterly Report on Form 10-Q/A and the exhibits included herewith include all adjustments relating to the restatement for the periods covered by this report.

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

The period to period changes in the fair value of these derivative financial instruments have been recognized as either an increase or decrease in our current period earnings through derivative income. As part of the restatement process, we have reclassified all previous hedging results reflected in interest expense associated with the affected derivative financial instruments to derivative income. Our independent registered public accounting firm has reviewed the March 31, 2004 financial results and has provided us a review report under Statement on Auditing Standards No. 100, which review report is attached to this amended Quarterly Report on Form 10-Q/ A as Exhibit 99.2.

The restatement effect on our pre-tax income and net income for the periods March 29, 2003 through March 31, 2003 and the quarter ended March 31, 2004 are summarized below:

	Restatements to Reported Income

				% Change
	Pre-Tax	Tax Effect	After-Tax	to Reported

	(dollars in millions)
March 29, 2003 through March 31, 2003	$212	$(77)	$135	100+	%
Quarter ended March 31, 2004	(17)	6	(11)	(2.3)

A detailed summary of the impact of the restatement on our consolidated statement of income and on our consolidated balance sheet is as follows:

	Quarter Ended			March 29, 2003 through
	March 31, 2004			March 31, 2003

	As Previously			As Previously		As
	Reported		As Restated	Reported		Restated

	(in millions)
Consolidated Statement of Income:
Net interest income	$1,891	*	$1,820	$60	*	$56
Other revenues	1,169	*	1,223	29	*	245
Income before income tax expense	722		705	14		226
Income tax expense	241		235	5		82
Net income	481		470	9		144

	At March 31, 2004		At December 31, 2003

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

	(in millions)
Consolidated Balance Sheet:
Derivative financial assets	$3,190	$3,152	$3,118	$3,016
Long-term debt	77,564	77,754	79,464	79,632
Derivative related liabilities	509	500	600	597
Other liabilities	3,757	3,678	3,228	3,131
Common shareholder’s equity	17,049	16,909	16,561	16,391

*	Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

The resulting accounting does not reflect the economic reality of our hedging activity and has no impact on the timing or amount of operating cash flows or cash flows under any debt or derivative contract. It does not affect our ability to make required payments on our outstanding debt obligations. Furthermore, our economic risk management strategies have not required amendment.

3.	Securities

Securities consisted of the following available-for-sale investments:

	March 31, 2004		December 31, 2003

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in millions)
Corporate debt securities	$2,362	$2,422	$5,641	$5,652
Money market funds	924	924	794	794
Time deposits	326	326	952	952
U.S. government and federal agency debt securities	1,826	1,827	2,430	2,428
Marketable equity securities	-	-	14	18
Non-government mortgage backed securities	317	320	389	389
Other	862	872	794	796

Subtotal	6,617	6,691	11,014	11,029
Accrued investment income	46	46	44	44

Total securities available for sale	$6,663	$6,737	$11,058	$11,073

4.	Receivables

Receivables consisted of the following:

	March 31,	December 31,
	2004	2003

	(in millions)
Real estate secured	$52,440	$51,221
Auto finance	4,936	4,138
MasterCard(1)/ Visa(1)	10,788	11,182
Private label	11,759	12,604
Personal non-credit card	13,343	12,832
Commercial and other	384	401

Total owned receivables	93,650	92,378
Purchase accounting fair value adjustments	366	419
Accrued finance charges	1,363	1,432
Credit loss reserve for owned receivables	(3,753)	(3,793)
Unearned credit insurance premiums and claims reserves	(689)	(703)
Interest-only strip receivables	944	1,036
Amounts due and deferred from receivable sales	153	258

Total owned receivables, net	92,034	91,027
Receivables serviced with limited recourse	24,357	26,201

Total managed receivables, net	$116,391	$117,228

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $2.2 billion at March 31, 2004 and $2.4 billion at December 31, 2003. Interest-only strip receivables also included fair value mark-to-market adjustments which increased the balance by $277 million at March 31, 2004 and $257 million at December 31, 2003.

Receivables serviced with limited recourse consisted of the following:

	March 31,	December 31,
	2004	2003

	(in millions)
Real estate secured	$182	$194
Auto finance	4,093	4,675
MasterCard/ Visa	9,536	9,967
Private label	5,261	5,261
Personal non-credit card	5,285	6,104

Total	$24,357	$26,201

The combination of receivables owned and receivables serviced with limited recourse, which comprises our managed portfolio, is shown below:

	March 31,	December 31,
	2004	2003

	(in millions)
Real estate secured	$52,622	$51,415
Auto finance	9,029	8,813
MasterCard/ Visa	20,324	21,149
Private label	17,020	17,865
Personal non-credit card	18,628	18,936
Commercial and other	384	401

Total	$118,007	$118,579

5.     Credit Loss Reserves

An analysis of credit loss reserves was as follows:

Three months ended March 31,	2004	2003

	(in millions)
Owned receivables:
Credit loss reserves at beginning of period	$3,793	$3,333
Provision for credit losses	928	1,010
Charge-offs	(1,050)	(934)
Recoveries	80	60
Other, net	2	14

Credit loss reserves for owned receivables	3,753	3,483

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	2,374	1,759
Provision for credit losses	253	407
Charge-offs	(499)	(418)
Recoveries	27	20
Other, net	4	8

Credit loss reserves for receivables serviced with limited recourse	2,159	1,776

Credit loss reserves for managed receivables	$5,912	$5,259

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

6.     Intangible Assets

Intangible assets consisted of the following:

		Accumulated	Carrying
	Gross	Amortization	Value

	(in millions)
March 31, 2004
Purchased credit card relationships and related programs	$1,518	$196	$1,322
Retail services merchant relationships	270	55	215
Other loan related relationships	326	43	283
Trade names	717	-	717
Technology, customer lists and other contracts	281	69	212

Total	$3,112	$363	$2,749

December 31, 2003
Purchased credit card relationships and related programs	$1,512	$149	$1,363
Retail services merchant relationships	270	41	229
Other loan related relationships	326	34	292
Trade names	717	-	717
Technology, customer lists and other contracts	281	26	255

Total	$3,106	$250	$2,856

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,

(in millions)
2004	$356
2005	335
2006	327
2007	310
2008	215

7.     Goodwill

In the process of finalizing our quarterly results and the purchase price allocation resulting from our merger with HSBC, we determined that certain adjustments to prior fair value estimates were necessary which resulted in a net increase to goodwill, excluding foreign exchange, in the approximate amount of $141 million. The adjustments related principally to writing off several aged items remaining on intercompany accounts and to correcting errors noted in respect of various marketing, rent and payroll accruals that arose over several prior periods. Since we have completed the one-year anniversary of our merger with HSBC, no further merger-related adjustments to our goodwill balance will occur, except for changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of our merger with HSBC, pursuant to Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes.”

8.     Income Taxes

Our effective tax rate was 33.3 percent (restated) for the quarter ended March 31, 2004 (successor), 36.3 percent (restated) for the period March 29 through March 31, 2003 (successor) and 42.5 percent for the period January 1 through March 28, 2003 (predecessor).

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

9.     Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	March 31,	December 31,
	2004	2003

	(Restated)

	(in millions)
Unrealized gains (losses) on cash flow hedging instruments	$(27)	$(11)
Unrealized gains on investments and interest-only strip receivables	216	168
Foreign currency translation adjustments	325	286

Accumulated other comprehensive income	$514	$443

10.     Stock-Based Compensation

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

The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested awards in the period prior to our acquisition by HSBC.

January 1
through
March 28,
2003

(Predecessor)
(in millions)
Net income, as reported	$246
Add stock-based employee compensation expense included in reported net income, net of tax:
Stock option and employee stock purchase plans	7
Restricted stock rights	11
Deduct stock-based employee compensation expense determined under the fair value method, net of tax:
Stock option and employee stock purchase plans	(53)
Restricted stock rights	(45)

Pro forma net income	$166

11.	Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. The following summarizes significant related party activity.

Due to affiliates includes amounts owed to subsidiaries of HSBC (other than preferred stock) and totaled $5.4 billion at March 31, 2004 and $7.6 billion at December 31, 2003. Interest expense on this funding totaled $53 million for the quarter ended March 31, 2004. This funding was at interest rates (both the underlying benchmark rate and credit spreads) comparable to third-party rates for debt with similar maturities.

The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $47.8 billion at March 31, 2004 and $39.7 billion at December 31, 2003. Affiliate swap counterparties have provided collateral in the form of securities which are not recorded on our balance sheet and totaled $1.0 billion at March 31, 2004 and $.5 billion at December 31, 2003.

On March 31, 2004, we sold approximately $.9 billion of real estate secured receivables from our mortgage services business to HSBC Bank USA. We recorded a pre-tax gain of $15.3 million on the sale. Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HSBC

Bank USA including all future business they purchase from correspondents. As of March 31, 2004, we were servicing $3.8 billion of real estate secured receivables for HSBC Bank USA. Servicing fee revenue totaled $2 million for the quarter ended March 31, 2004. We received an additional $.6 million from HSBC Bank USA during the quarter ended March 31, 2004 pursuant to a service level agreement under which we sourced, underwrote and priced $.4 billion of real estate secured receivables purchased by HSBC Bank USA. These revenues have been recorded as other income.

Under various service level agreements, we also provide various services to HSBC Bank USA. These services include credit card servicing and processing activities through our credit card services business, loan origination and servicing through our auto finance business and other operational and administrative support. Fees received for these services are reported as other income and totaled $3 million during the quarter ended March 31, 2004.

As part of ongoing integration efforts, HSBC has instituted certain changes to its North American organization structure. Among these initiatives was the creation of a new technology services company, HSBC Technology and Services (USA) Inc. (“HTSU”). Effective January 1, 2004, our technology services employees, as well as technology services employees from other HSBC entities in North America, were transferred to HTSU. In addition, technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. Technology related assets owned by Household prior to January 1, 2004 currently remain in place and were not transferred to HTSU. In addition to information technology services, HTSU also provides certain item processing and statement processing activities to us pursuant to a master service level agreement. As a result of these changes, operating expenses relating to services provided by HTSU, which have previously been reported as salaries and fringe benefits, occupancy and equipment expenses or other servicing and administrative expenses, are now reported as support services from affiliates. Support services from affiliates for the quarter ended March 31, 2004 includes $172 million related to services provided by HTSU and $5 million for banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC. HTSU also paid us $8 million during the current quarter for certain office space which we have rented to them, which has been recorded as a reduction of occupancy and equipment expenses. In addition, $4 million of revenue was received from HTSU for administrative costs and has been recorded as other income during the current quarter.

During the fourth quarter of 2003, we reached an agreement with HSBC Bank USA whereby risk associated with HSBC Bank USA’s credit life and disability insurance policies was transferred to us. This transaction did not have a significant impact on our results.

12.	Pension and Other Postretirement Benefits

Components of pension expense related to our defined benefit plans were as follows:

	Three months	March 29	January 1
	ended	through	through
	March 31,	March 31,	March 28,
	2004	2003	2003

	(Successor)	(Successor)	(Predecessor)

	(in millions)
Service cost – benefits earned during the period	$14	$-	$11
Interest cost on projected benefit obligation	13	-	5
Expected return on assets	(23)	-	(16)
Amortization of prior service cost	-	-	-
Recognized (gains) losses	(1)	-	14

Pension expense	$3	$-	$14

Components of the net periodic benefit cost of our postretirement benefits other than pensions were as follows:

	Three months	March 29	January 1
	ended	through	through
	March 31,	March 31,	March 28,
	2004	2003	2003

	(Successor)	(Successor)	(Predecessor)

	(in millions)
Service cost – benefits earned during the period	$1	$-	$1
Interest cost on accumulated postretirement benefit obligation	3	-	1
Amortization of transition obligation	-	-	2
Amortization of prior service cost	-	-	-

Net periodic postretirement benefit cost	$4	$-	$4

13.	New Accounting Pronouncements

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

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132 (revised)”). SFAS 132 (revised) revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 132 (revised) revises certain disclosure requirements contained in the original SFAS 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. We adopted the annual disclosure requirements for SFAS 132 (revised) as of December 31, 2003, which are included in the 2003 financial information in our 2004 Form 10-K, and the interim period disclosure requirements in the previously filed March 31, 2004 Form 10-Q.

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

Household International Inc., and Subsidiaries

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

				January 1
	Three months	Three months	March 29	through
	ended	ended	through	March 28,
	March 31, 2004	March 31, 2003	March 31, 2003	2003

	(Successor)	(Combined)	(Successor)	(Predecessor)
	(Restated)	(Restated)	(Restated)

	(dollar amounts are in millions)
Net income(1)	$470	$390	$144	$246
Net interest income	1,820	1,628	56	1,572
Provision for credit losses	928	1,010	34	976
Owned Basis Ratios:
Return on average owned assets(1)	1.57%	1.55%
Return on average common shareholder’s equity(1)	10.9	15.4
Net interest margin	7.30	7.27
Consumer net charge-off ratio, annualized	4.17	4.22
Reserves as a percentage of net charge-offs, annualized	96.7	99.6
Efficiency ratio(1)(2)	44.3	44.4
Managed Basis Ratios:(3)
Return on average managed assets(1)	1.30%	1.25%
Net interest margin	8.24	8.28
Risk adjusted revenue	7.06	7.92
Consumer net charge-off ratio, annualized	4.88	4.75
Reserves as a percentage of net charge-offs, annualized	102.5	103.3
Efficiency ratio(1)(2)	40.7	39.1

Household International Inc., and Subsidiaries

	Owned Basis		Managed Basis(3)

	March 31,	December 31,	March 31,	December 31,
	2004	2003	2004	2003

	(Successor)	(Successor)	(Successor)	(Successor)
	(Restated)		(Restated)

	(dollar amounts are in millions)
Total assets	$115,835	$119,052	$140,192	$145,253
Receivables	93,650	92,378	118,007	118,579
Two-month-and-over contractual delinquency ratio	5.01%	5.36%	5.06%	5.39%
Reserves as a percentage of receivables	4.01	4.11	5.01	5.20
Reserves as a percentage of nonperforming loans	96.7	93.7	119.8	118.0
Common and preferred equity to owned assets	15.55	14.69	n/a	n/a
Tangible shareholder’s equity to tangible managed assets(4)	n/a	n/a	7.67	7.03
Tangible shareholder’s equity plus owned loss reserves to tangible managed assets(4)	n/a	n/a	10.61	9.89
Tangible common equity to tangible managed assets(4)	n/a	n/a	5.59	5.04

(1)	The following non-GAAP financial information is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

		Combined
	Three months ended	Three months ended
	March 31, 2004	March 31, 2003

	(Restated)	(Restated)

	(dollar amounts are in millions)
Net income	$470	$390
HSBC acquisition related cots and other merger related items, after-tax	-	167

Operating net income	$470	$557

Return on average owned assets	1.57%	2.22%
Return on average common shareholder’s equity	10.9	22.4
Owned basis efficiency ratio(2)	44.3	37.7
Return on average managed assets	1.30	1.79
Managed basis efficiency ratio(2)	40.7	33.2

(2)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(3)	We monitor our operations and evaluate trends on both an owned basis as shown in our financial statements and on a managed basis. Managed basis reporting (a non-GAAP financial measure) assumes that securitized receivables have not been sold and are still on our balance sheet. Managed basis information is intended to supplement, and should not be considered a substitute for, owned basis reporting and should be read in conjunction with reported owned basis results. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

(4)	Tangible shareholder’s equity to tangible managed assets (“TETMA”), tangible shareholder’s equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-GAAP financial ratios that are used by Household management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. Common and preferred equity to owned assets is the most directly comparable GAAP financial measure. Our equity ratios excluding the impact of “push-down” accounting on our assets and common shareholder’s equity would have been as follows:

Household International Inc., and Subsidiaries

	March 31, 2004	December 31, 2003

	(Restated)	(Restated)
TETMA	9.69%	8.94%
TETMA + Owned Reserves	12.64	11.81
Tangible common equity to tangible managed assets	7.64	6.98

See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

Restatement

We have restated our consolidated financial statements for the previously reported period March 29, 2003 through December 31, 2003, and the previously reported quarterly period ended March 31, 2004. This amended Quarterly Report on Form 10-Q/A and the exhibits included herewith include all adjustments relating to the restatement for the periods covered by this report.

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

The period to period changes in the fair value of these derivative financial instruments have been recognized as either an increase or decrease in our current period earnings through derivative income. As part of the restatement process, we have reclassified all previous hedging results reflected in interest

Household International Inc., and Subsidiaries

expense associated with the affected derivative financial instruments to derivative income. Our independent registered public accounting firm has reviewed the March 31, 2004 financial results and has provided us a review report under Statement on Auditing Standards No. 100, which review report is attached to this amended Quarterly Report on Form 10-Q/ A as Exhibit 99.2.

The cumulative restatement is as follows for the periods presented below:

	Restatements to Reported Income

				% Change
	Pre-Tax	Tax Effect	After Tax	to Reported

	(dollars in millions)
March 29, 2003 through March 31, 2003	$212	$(77)	$135	100	+%
Quarter ended March 31, 2004	(17)	6	(11)	(2.3)

See Note 2, “Restatement,” for a detailed summary of the impact of the restatement on our consolidated statement of income and our consolidated balance sheet for the periods presented.

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

Executive Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with the 2003 financial information included in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Words such as “believe”, “expects”, “estimates”, “targeted”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Statements that are not historical facts, including statements about management’s beliefs and expectations, are forward-looking statements which involve inherent risks and uncertainties and are based on current views and assumptions. A number of factors could cause actual results to differ materially from those contained in any forward-looking statements. For a list of important factors that may affect our actual results, see Cautionary Statement on Forward Looking Statements in Part I, Item 1 of our 2004 Form 10-K.

Household is principally a non-operating holding company and an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). Household may also be referred to in MD&A as “we”, “us”, or “our”.

Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period beginning March 29, 2003. During the quarter ended March 31, 2003, the “predecessor” period contributed $246 million of net income and the “successor” period contributed $144 million of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, MD&A combines the “predecessor period” (January 1 to March 28, 2003) with the “successor period” (March 29 to March 31, 2003) to present “combined” results for the quarter ended March 31, 2003.

Household International Inc., and Subsidiaries

In addition to owned basis reporting, we also monitor our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. See “Basis of Reporting” for further discussion of the reasons we use this non-GAAP financial measure.

In measuring our results, management’s primary focus is on receivable growth and operating net income (a non-GAAP financial measure which excludes $167 million, after-tax, of HSBC acquisition related costs and other merger related items incurred by Household in the first quarter of 2003.) See “Basis of Reporting” for further discussion of operating net income. Net income was $470 million for the quarter ended March 31, 2004 compared to operating net income of $557 million for the first quarter of 2003. The decrease was primarily due to lower other revenues resulting from lower securitization activity and lower derivative income as well as higher operating expenses, partially offset by higher net interest income and lower provision for credit losses due to improving credit quality. The increase in net interest income was due to lower funding costs, including the impact of purchase accounting adjustments, and higher average receivables, partially offset by lower yields on our receivables, particularly in real estate secured receivables. The increase in operating expenses was due to receivable growth and amortization of intangibles established in conjunction with the HSBC merger. The lower derivative income in the first quarter of 2004 reflects a decreasing rate environment coupled with a significant reduction in both our receive fixed and pay fixed swap portfolios which do not qualify for hedge accounting under SFAS 133. Amortization of purchase accounting fair value adjustments increased net income by $11 million for the quarter ended March 31, 2004.

Because HSBC reports results on a U.K. GAAP basis, our management also separately monitors net income and earnings excluding goodwill amortization under U.K. GAAP (non-GAAP financial measures). Net income on a U.K. GAAP basis was $678 million for the quarter ended March 31, 2004. Earnings excluding the amortization of goodwill on a U.K. GAAP basis were $814 million for the quarter ended March 31, 2004.

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

Subject to receipt of regulatory and other approvals, we also intend to transfer substantially all of our domestic private label credit card portfolio and our General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA. We will, however, maintain the customer account relationships. We currently expect that approximately $10 billion in private label receivables ($14 billion on a managed basis) and $6 billion in MasterCard and Visa receivables ($13 billion on a managed basis), subject to these approvals, will be transferred to HSBC Bank USA in 2004. Subsequent to the initial sale of receivables, additional volume will be sold to HSBC Bank USA on a daily basis. As a result of these contemplated sales, our net interest income and fee income will be substantially reduced, but our other income will substantially increase as we record gains from these sales. Contingent upon receiving regulatory approval for these asset transfers in 2004, we would also expect to adopt charge-off and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”) for those MasterCard and Visa and private label credit card receivables which will remain on our balance sheet. We cannot predict with any degree of certainty the timing as to when or if regulatory approval will be received and, therefore, when the related asset transfers will be completed. As a result, it is not possible to quantify the financial impact to Household for 2004 at this time. Additional information on the financial impact of

Household International Inc., and Subsidiaries

these proposed asset transfers will be reported as the regulatory approval process progresses and the amount becomes quantifiable.

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

Household International Inc., and Subsidiaries

A reconciliation of net income to operating net income follows:

	Three months ended
	March 31,

	2004	2003

	(Restated)
	(in millions)
Net income	$470	$390
HSBC acquisition related costs and other merger related items incurred by Household, after-tax	-	167

Operating net income	$470	$557

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

Household International Inc., and Subsidiaries

ended March 31, 2004 to earnings excluding goodwill amortization and net income on a U.K. GAAP basis.

(Restated)
(in millions)
Net income – U.S. GAAP basis	$470
Adjustments, net-of-tax:
Deferred origination expenses	(40)
Derivative financial instruments	12
Securitizations	138
Intangibles	70
Purchase accounting adjustments	135
Other	29

Earnings excluding goodwill amortization – U.K. GAAP basis	814
Goodwill amortization	(136)

Net income – U.K. GAAP basis	$678

Differences between U.S. and U.K. GAAP are as follows:

Deferred origination expenses

U.K. GAAP

•	Fee and commission income is accounted for in the period when receivable, except when it is charged to cover the costs of a continuing service to, or risk borne for, the customer, or is interest in nature. In these cases, it is recognized on an appropriate basis over the relevant period.
•	Loan origination costs are generally expensed as incurred. As permitted by U.K. GAAP, HSBC applies a restricted definition of the incremental, directly attributable origination expenses that are deferred and subsequently amortized over the life of the loans.

U.S. GAAP

•	Certain loan fee income and direct loan origination costs are amortized to the profit and loss account over the life of the loan as an adjustment to interest income (SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.)

Derivative financial instruments

U.K. GAAP

•	Non-trading derivatives are those which are held for hedging purposes as part of our risk management strategy against cash flows, assets, liabilities, or positions measured on an accruals basis. Non-trading transactions include qualifying hedges and positions that synthetically alter the characteristics of specified financial instruments.
•	Non-trading derivatives are accounted for on an equivalent basis to the underlying assets, liabilities or net positions. Any profit or loss arising is recognized on the same basis as that arising from the related assets, liabilities or positions.
•	To qualify as a hedge, a derivative must effectively reduce the price, foreign exchange or interest rate risk of the asset, liability or anticipated transaction to which it is linked and be designated as a hedge at inception of the derivative contract. Accordingly, changes in the market value of the derivative must be highly correlated with changes in the market value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. If these criteria are met, the

Household International Inc., and Subsidiaries

derivative is accounted for on the same basis as the underlying hedged item. Derivatives used for hedging purposes include swaps, forwards and futures.
•	Interest rate swaps are also used to alter synthetically the interest rate characteristics of financial instruments. In order to qualify for synthetic alteration, a derivative instrument must be linked to specific individual, or pools of similar, assets or liabilities by the notional principal and interest rate risk of the associated instruments, and must achieve a result that is consistent with defined risk management objectives. If these criteria are met, accrual based accounting is applied, i.e. income or expense is recognized and accrued to the next settlement date in accordance with the contractual terms of the agreement.
•	Any gain or loss arising on the termination of a qualifying derivative is deferred and amortized to earnings over the original life of the terminated contract. Where the underlying asset, liability or position is sold or terminated, the qualifying derivative is immediately marked-to-market through the profit and loss account.
•	Derivatives that do not qualify as hedges or synthetic alterations at inception are marked-to-market through the profit and loss account, with gains and losses included within “other income”.

U.S. GAAP

•	All derivatives must be recognized as either assets or liabilities in the balance sheet and be measured at fair value (SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”).
•	The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation as described below:

–	For a derivative designated as hedging exposure to changes in the fair value of a recognized asset or liability or a firm commitment, the gain or loss is recognized in earnings in the period of change together with the associated loss or gain on the hedged item attributable to the risk being hedged. Any resulting net gain or loss represents the ineffective portion of the hedge.
–	For a derivative designated as hedging exposure to variable cash flows of a recognized asset or liability, or of a forecast transaction, the derivative’s gain or loss associated with the effective portion of the hedge is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecast transaction affects earnings. The ineffective portion is reported in earnings immediately.
–	For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the change in fair value of the derivative associated with the effective portion of the hedge is included as a component of other comprehensive income, together with the associated loss or gain on the hedged item. The ineffective portion is reported in earnings immediately.
–	In order to apply hedge accounting it is necessary to comply with documentation requirements and to demonstrate the effectiveness of the hedge on an ongoing basis.
–	For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change in fair value.

Securitizations

U.K. GAAP

•	FRS 5, “Reporting the Substance of Transactions,” requires that the accounting for securitized receivables is governed by whether the originator has access to the benefits of the securitized assets and exposure to the risks inherent in those benefits and whether the originator has a liability to repay the proceeds of the note issue:

–	The securitized assets should be derecognized in their entirety and a gain or loss on sale recorded where the originator retains no significant benefits and no significant risks relating to those securitized assets.

Household International Inc., and Subsidiaries

–	The securitized assets and the related finance should be consolidated under a linked presentation where the originator retains significant benefits and significant risks relating to those securitized assets but where the downside exposure is limited to a fixed monetary amount and certain other conditions are met.
–	The securitized assets and the related finance should be consolidated on a gross basis where the originator retains significant benefits and significant risks relating to those securitized assets and does not meet the conditions required for linked presentation.

•	The run-off of prior period transactions and a lower volume of transactions in the current period have resulted in lower income under U.S. GAAP in the first quarter of 2004 and, therefore, higher reported income under U.K. GAAP.

U.S. GAAP

•	SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” requires that receivables that are sold to a special purpose entity and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over those securitized assets.
•	Control has been surrendered over transferred assets if and only if all of the following conditions are met:

–	The transferred assets have been put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.
–	Each holder of interests in the transferee (i.e. holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.
–	The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.
–	If these conditions are not met the securitized assets should continue to be consolidated.

•	Where we retain an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the special purpose entity, we recognize this interest at fair value on sale of the assets.
•	There are no provisions for linked presentation of securitized assets and the related finance.

Intangible assets

U.K. GAAP

•	An intangible asset is recognized separately from goodwill where it is identifiable and controlled. It is identifiable only if it can be disposed of or settled separately without disposing of the whole business. Control requires legal rights or custody over the item.
•	An intangible asset purchased as part of a business combination is capitalized at fair value based on its replacement cost, which is normally its estimated market value.

U.S. GAAP

•	An intangible asset is recognized separately from goodwill when it arises from contractual or other legal rights or if it is separable, i.e. it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged in combination with a related contract, asset or liability. The effect of this is that certain intangible assets such as trademarks and customer relationships are recognized under U.S. GAAP, although such assets will not be recognized under U.K. GAAP.
•	Intangible assets are initially recognized at fair value. An intangible asset with a finite useful life is amortized on a straight-line basis over the period for which it contributes to the future cash flows of the entity. An intangible asset with an indefinite useful life is not amortized but is tested for

Household International Inc., and Subsidiaries

impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Purchase accounting adjustments – The reconciling “purchase accounting adjustments” predominantly reflect:

•	the measurement of equity consideration at the date the terms of acquisition are agreed and announced under U.S. GAAP; under U.K. GAAP equity consideration is measured at the date of acquisition;
•	the recognition of a greater number of intangibles under U.S. GAAP on acquisitions, and, consequently, higher amortization charge;
•	recognition of deferred tax on all fair value adjustment under U.S. GAAP, and corresponding amortization post-acquisition;
•	non-recognition of residual interests in securitization vehicles existing at acquisition under U.K. GAAP. Instead, the assets and liabilities of the securitization vehicles are recognized on the U.K. GAAP balance sheet, and credit provisions are established against the loans and advances. This GAAP adjustment existing at acquisition unwinds over the life of the securitization vehicles; and
•	certain costs which under U.K. GAAP, relate to either post-acquisition management decisions or certain decisions made prior to the acquisition are required to be expensed to the post-acquisition profit and loss account and cannot be capitalized as goodwill, or included within the fair value of the liabilities of the acquired entity.

Other – Includes adjustments related to suspension of interest accruals on nonperforming loans, capitalized software costs and other items.

•	Capitalized software costs

–	U.K. GAAP HSBC generally expenses costs of software developed for internal use. If it can be shown that conditions for capitalization are met under FRS 10, “Goodwill and intangible assets,” or FRS 15, “Tangible fixed assets”, the software is capitalized and amortized over its useful life. Website design and content development costs are capitalized only to the extent that they lead to the creation of an enduring asset delivering benefits at least as great as the amount capitalized.
–	U.S. GAAP The American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 98- 1, “Accounting for the costs of computer software developed or obtained for internal use,” requires that all costs incurred in the preliminary project and post implementation stages of internal software development be expensed. Costs incurred in the application development stage must be capitalized and amortized over their estimated useful life. Website design costs are capitalized and website content development costs are expensed as they are incurred.

Goodwill amortization

U.K. GAAP

•	Goodwill arising on acquisitions of subsidiary undertakings, associates or joint ventures prior to 1998 was charged against reserves in the year of acquisition.
•	For acquisitions made on or after January 1, 1998, goodwill is included in the balance sheet and amortized over its estimated useful life on a straight-line basis. U.K. GAAP allows goodwill previously eliminated against reserves to be reinstated, but does not require it.
•	Goodwill included in the balance sheet is tested for impairment when necessary by comparing the recoverable amount of an entity with the carrying value of its net assets, including attributable goodwill. The recoverable amount of an entity is the higher of its value in use, generally the present value of the expected future cash flows from the entity, and its net realizable value.

Household International Inc., and Subsidiaries

•	At the date of disposal of subsidiaries, associates or joint ventures, any unamortized goodwill or goodwill charged directly against reserves is included in our share of the undertakings’ total net assets in the calculation of the gain or loss on disposal.
•	Where quoted securities are issued as part of the purchase consideration in an acquisition, the fair value of those securities for the purpose of determining the cost of acquisition is the market price at the date of completion.

U.S. GAAP

•	Goodwill acquired up to June 30, 2001 was capitalized and amortized over its useful life but not more than 25 years. The amortization of previously acquired goodwill ceased from December 31, 2001.
•	SFAS 142, “Goodwill and Other Intangible Assets” requires that goodwill should not be amortized but should be tested for impairment annually at the reporting unit level by applying a fair-value-based test.
•	The goodwill of a reporting unit should be tested for impairment between annual tests in response to events or changes in circumstance which could result in an impairment.
•	Where quoted securities are issued as part of the purchase consideration in an acquisition, the fair value of those securities for the purpose of determining the cost of acquisition is the average market price of the securities for a reasonable period before and after the date that the terms of the acquisition are agreed and announced.

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

Operations Summary

Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger are presented using our historical basis of accounting, which impacts comparability with the “successor” period beginning March 29, 2003. During the quarter ended March 31, 2003, the “predecessor” period contributed $246 million of net income and the “successor” period contributed $144 million of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, MD&A combines the “predecessor” period (January 1 through March 28, 2003) with the “successor” period (March 29 through March 31, 2003) to present “combined” results for the quarter ended March 31, 2003.

Our net income was $470 million in the first quarter of 2004 and $390 million in the first quarter of 2003. Operating net income (a non-GAAP financial measure which excludes $167 million, after-tax, of HSBC acquisition related costs and other merger related items incurred by Household in March 2003) was $557 million in the first quarter of 2003.

Net income for the quarter ended March 31, 2004 decreased compared with the first quarter of 2003 operating net income due to lower other revenues resulting from lower securitization activity and lower derivative income as well as higher operating expenses, partially offset by higher net interest income and lower provision for credit losses due to improving credit quality. The increase in net interest income was due to lower funding costs, including the impact of purchase accounting adjustments, and higher average receivables, partially offset by lower yields on our receivables, particularly in real estate secured receivables. The increase in operating expenses was due to receivable growth and amortization of

Household International Inc., and Subsidiaries

intangibles established in conjunction with the HSBC merger. The lower derivative income in the first quarter of 2004 reflects a decreasing rate environment coupled with a significant reduction in both our receive fixed and pay fixed swap portfolios which do not qualify for hedge accounting under SFAS 133. Amortization of purchase accounting fair value adjustments increased net income by $11 million for the quarter ended March 31, 2004.

In March 2004, we sold $.9 billion of our higher quality non-conforming domestic real estate secured receivables to HSBC Bank USA and a pre-tax gain of $15 million was recorded. A similar sale of $2.8 billion with a pre-tax gain of $16 million was completed in December 2003. Similar real estate secured loan originations from correspondents totaling $.4 billion were purchased directly by HSBC Bank USA in the current quarter, a portion of which we otherwise would have purchased. We are paid a fee for each such loan purchased by HSBC Bank USA. Under a separate servicing agreement, we service all real estate secured loans sold to HSBC Bank USA including all business they purchase from correspondents.

Subject to receipt of regulatory and other approvals, we also intend to transfer substantially all of our domestic private label credit card portfolio and our General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA. We will, however, maintain the customer account relationships. We currently expect that approximately $10 billion in private label receivables ($14 billion on a managed basis) and $6 billion in MasterCard and Visa receivables ($13 billion on a managed basis), subject to these approvals, will be transferred to HSBC Bank USA in 2004. Subsequent to the initial sale of receivables, additional volume will be sold to HSBC Bank USA on a daily basis. As a result of these contemplated sales, our net interest income and fee income will be substantially reduced, but our other income will substantially increase as we record gains from these sales. Contingent upon receiving regulatory approval for these asset transfers in 2004, we would also expect to adopt charge-off and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the FFIEC for those MasterCard and Visa and private label credit card receivables which will remain on our balance sheet. We cannot predict with any degree of certainty the timing as to when or if regulatory approval will be received and, therefore, when the related asset transfers will be completed. As a result, it is not possible to quantify the financial impact to Household for 2004 at this time. Additional information on the financial impact of these proposed asset transfers will be reported as the regulatory approval process progresses and the amount becomes quantifiable.

Household International Inc., and Subsidiaries

Receivables Review

Owned receivables at March 31, 2004 and increases (decreases) from prior periods are shown in the following table:

		Increase
		(decrease)		Increase
		from		(decrease) from
		December 31,		March 31,
		2003		2003
	March 31,
	2004	$	%	$	%

	(dollar amounts are in millions)
Real estate secured	$52,440	$1,219	2%	$5,183	11%
Auto finance	4,936	798	19	2,780	129
MasterCard(1)/ Visa(1)	10,788	(394)	(4)	2,335	28
Private label	11,759	(845)	(7)	570	5
Personal non-credit card(2)	13,343	511	4	(584)	(4)
Commercial and other	384	(17)	(4)	(72)	(16)

Total owned receivables	$93,650	$1,272	1%	$10,212	12%

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

(2)	Personal non-credit card receivables are comprised of the following:

	March 31,	December 31,	March 31,
	2004	2003	2003

	(in millions)
Domestic personal non-credit card	$5,907	$5,608	$6,503
Union Plus personal non-credit card	640	714	978
Personal homeowner loans	3,384	3,302	3,974
Foreign personal non-credit card	3,412	3,208	2,472

Total personal non-credit card	$13,343	$12,832	$13,927

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

Household International Inc., and Subsidiaries

Growth in our auto finance and personal non-credit card portfolios reflects lower levels of securitizations. Our auto finance business also generated organic growth through its dealer network.

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

Net interest income Net interest income on an owned basis was $1.8 billion for the first quarter of 2004, compared to $1.6 billion in the prior-year quarter. The increase was due to lower funding costs, including the impact of purchase accounting adjustments, and higher average receivables, partially offset by lower yields on our receivables, particularly in real estate secured receivables. The lower yields reflect reduced pricing as well as the run-off of higher yielding real estate secured receivables, including second lien loans. The HSBC merger-related purchase accounting adjustments include both amortization of fair value adjustments to our external debt obligations (which reduced interest expense) and to our receivables (which reduced finance income). Excluding amortization of purchase accounting adjustments, which totaled $189 million in 2004 and $8 million in 2003, net interest income on an owned basis was $1.6 billion in the current quarter and $1.6 billion in the prior-year quarter.

Net interest income as a percent of average owned interest-earning assets, annualized, was 7.30 percent in the quarter compared to 7.27 percent in the year-ago period. As discussed above, the increase was primarily attributable to lower funding costs, including the impact of purchase accounting fair value adjustments, partially offset by the full quarter impact of the loss of hedge accounting following our acquisition by HSBC. Excluding the purchase accounting impact, the net interest margin ratio would have declined as a result of lower yields on our receivables as discussed above, partially offset by lower cost of funds.

Our net interest margin on an owned basis was impacted by the loss of hedge accounting on the hedging relationships at the time of the merger. The loss of hedge accounting on the impacted hedging relationships reduced net interest income during the quarter by $71 million in 2004 and $4 million in 2003. The following table compares our reported net interest margin to what it otherwise would have been had hedge accounting not been lost:

	Three months ended		Three months ended
	March 31, 2004		March 31, 2003

		Without Loss		Without Loss
	As	of Hedge	As	of Hedge
	Reported	Accounting*	Reported	Accounting*

Net interest margin	7.30%	7.65%	7.27%	7.29%

*	Represents a non-GAAP financial measure which is being provided for comparison of our trends and should be read in conjunction with our reported results.

Our net interest income on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest income was $2.6 billion in the first quarter of 2004 and $2.4 billion in the year-ago quarter. Net interest income as a percent of average managed interest-earning assets, annualized, was 8.24 percent in the current quarter, compared to 8.28 percent in the year-ago period. As discussed above, the decrease was due to lower yields on our receivables, particularly in real estate secured receivables, partially offset by lower funding costs, including the impact of purchase accounting fair value adjustments, and higher average receivables. Net interest income as a percent of receivables on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields.

Household International Inc., and Subsidiaries

Our net interest margin on a managed basis was impacted by the loss of hedge accounting as discussed above. The following table compares our reported net interest margin to what it otherwise would have been had hedge accounting not been lost:

	Three months ended		Three months ended
	March 31, 2004		March 31, 2003

		Without Loss		Without Loss
	As	of Hedge	As	of Hedge
	Reported	Accounting*	Reported	Accounting*

Net interest margin	8.24%	8.47%	8.28%	8.30%

*	Represents a non-GAAP financial measure which is being provided for comparison of our trends and should be read in conjunction with our reported results.

Provision for credit losses The provision for credit losses was $.9 billion for the first quarter of 2004 and $1.0 billion in the prior-year quarter. Improving credit quality, partially offset by receivable growth, contributed to the decrease in the provision for credit losses. The provision as a percent of average owned receivables, annualized, was 3.98 percent in the first quarter of 2004 and 4.85 percent in the first quarter of 2003. During the quarter ended March 31, 2004, credit loss reserves decreased as the provision for owned credit losses was $43 million less than net charge-offs. In the first quarter of 2003, provision for owned credit losses was $136 million greater than net charge-offs. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See Note 5, “Credit Loss Reserves” to the accompanying consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues Total other revenues included the following:

Three months ended March 31,	2004	2003

	(Restated)	(Restated)
		(Combined)

	(in millions)
Securitization revenue	$348	$443
Insurance revenue	211	177
Investment income	41	81
Derivative income	52	217
Fee income	265	289
Taxpayer financial services income	206	181
Other income	100	69

Total other revenues	$1,223	$1,457

Securitization revenue is the result of the securitization of our receivables and included the following:

Three months ended March 31,	2004	2003

		(Combined)

	(in millions)
Net initial gains(1)	$3	$35
Net replenishment gains(1)	120	137
Servicing revenue and excess spread	225	271

Total	$348	$443

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

Household International Inc., and Subsidiaries

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

Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, decreased $112 million in the first quarter of 2004 and $35 million in the first quarter of 2003 as securitized receivables decreased.

Insurance revenue was $211 million in the first quarter of 2004 compared to $177 million in the year-ago period. The increase reflects increased sales in our U.K. business.

Investment income, which includes income on investment securities in our insurance business as well as realized gains and losses from the sale of investment securities, was $41 million in the first quarter of 2004 compared to $81 million in the year-ago period. The decrease was attributable to lower gains from security sales, lower interest income and the amortization of purchase accounting adjustments.

Derivative income, which includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS 133 as well as the ineffectiveness on derivatives associated with our qualifying hedges is summarized in the table below:

Three months ended March 31,	2004	2003

	(in millions)
Net realized gains (losses)	$7	$2
Net unrealized gains (losses)	45	210
Ineffectiveness	—	5

Total	$52	$217

Derivative income decreased in the first quarter. Derivative income was higher in the prior year quarter due to a decline in rates during the three day period following our acquisition by HSBC which increased the value associated with our receive fixed swap portfolio. Derivative income in 2004 reflects a decreasing rate environment coupled with a significant reduction in both our receive fixed and pay fixed swap portfolios which do not qualify for hedge accounting under SFAS 133. These derivatives remain economic hedges of the underlying debt instruments.

Fee income, which includes revenues from fee-based products such as credit cards, was $265 million in the first quarter of 2004 compared to $289 million in the year-ago period. The decrease was primarily due to higher payments to merchant partners as a result of portfolio acquisitions in our retail services business. See “Segment Results — Managed Basis” in this MD&A for additional information on fee income on a managed basis.

Taxpayer financial services income was $206 million in the first quarter of 2004 compared to $181 million in the year-ago period. The increase is primarily due to lower funding costs as a result of our acquisition by HSBC.

Other income, was $100 million in the first quarter of 2004 compared to $69 million in the year-ago period. The increase reflects higher revenues from our mortgage operations, including the $15 million gain on the sale of real estate secured receivables to HSBC Bank USA.

Expenses As discussed earlier, effective January 1, 2004, our technology services employees were transferred to HSBC Technology and Services (USA) Inc. (“HTSU”). As a result, operating expenses

Household International Inc., and Subsidiaries

relating to information technology as well as certain item processing and statement processing activities, which have previously been reported as salaries and employee benefits, occupancy and equipment expenses, or other servicing and administrative expenses are now billed to us by HTSU and reported as support services from HSBC affiliates. Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC.

Total costs and expenses, excluding HSBC acquisition related costs incurred by Household in the first quarter of 2003, increased $187 million, or 15 percent, to $1.4 billion for the first quarter of 2004. The increase was primarily due to amortization of acquired intangibles established in conjunction with the HSBC merger and higher salaries and fringe benefits and sales incentives, excluding the HTSU transfer.

Total costs and expenses included the following:

Three months ended March 31,	2004	2003

		(Combined)

	(in millions)
Salaries and employee benefits	$485	$509
Sales incentives	78	39
Occupancy and equipment expenses	83	101
Other marketing expenses	132	143
Other servicing and administrative expenses	226	323
Support services from HSBC affiliates	177	-
Amortization of intangibles	116	14
Policyholders’ benefits	113	94
HSBC acquisition related costs incurred by Household	-	198

Total costs and expenses	$1,410	$1,421

Our owned basis efficiency ratio was 44.3 percent for the first quarter of 2004 and 44.4 percent for the year-ago quarter. Excluding HSBC acquisition related costs in 2003, our owned basis efficiency ratio was 37.7 percent. The increase in the 2004 efficiency ratio over the 2003 operating basis ratio was primarily attributable to an increase in expenses, particularly intangible amortization. Lower securitization revenue and lower derivative income also contributed to the increase. See “Reconciliation to GAAP Financial Measures” for quantitative reconciliations of our operating efficiency ratio to our owned basis GAAP efficiency ratio.

Salaries and employee benefits for the first quarter of 2004 were $485 million compared to $509 million in the first quarter of 2003. The decrease was primarily due to the transfer of our technology personnel to HTSU. Excluding this change, salaries and employee benefits increased $32 million as a result of increases in substantially all of our business units. These increases were largely offset by decreases in employee benefit expenses as a result of non-recurring expenses incurred in 2003 in conjunction with the merger.

Sales incentives for the first quarter of 2004 were $78 million compared to $39 million in the comparable prior-year period. The increase was primarily due to higher volumes in our branches as well as a special incentive program in our branches during the current quarter.

Occupancy and equipment expenses for the first quarter of 2004 were $83 million compared to $101 million in the comparable prior-year period. Substantially all of the decrease was due to the formation of HTSU as discussed above.

Other marketing expenses for the first quarter of 2004 were $132 million compared to $143 million in the comparable prior-year period. The decrease is primarily due to decreased credit card marketing.

Household International Inc., and Subsidiaries

Other servicing and administrative expenses for the first quarter of 2004 were $226 million compared to $323 million in the comparable prior-year period. Substantially all of the decrease was due to the transfer of certain item processing and statement processing services to HTSU.

Support services from HSBC affiliates of $177 million for the first quarter of 2004 includes $172 million of information technology as well as certain item processing and statement processing services which are now charged to us by HTSU and $5 million of banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC.

Amortization of intangibles for the first quarter of 2004 were $116 million compared to $14 million in the comparable prior-year period. The increase was attributable to the amortization of intangibles established in conjunction with our acquisition by HSBC.

Policyholders’ benefits for the first quarter of 2004 were $113 million compared to $94 million in the comparable prior-year period. The increase reflects higher sales in our U.K. business which were partially offset by lower expenses in our domestic business. The first quarter of 2004 also includes amortization of fair value adjustments relating to our insurance business.

HSBC acquisition related costs incurred by Household in the first quarter of 2003 were $198 million and include payments to executives under existing employment contracts and investment banking, legal and other costs relating to our acquisition by HSBC.

Household International Inc., and Subsidiaries

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

Effective January 1, 2004, our direct lending business, which has previously been reported in our “All Other” caption, was consolidated into our consumer lending business and as a result is now included in our Consumer segment. Prior periods have not been restated as the impact was not material. There have been no other changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the presentation of our 2003 financial information included in our 2004 Form 10-K.

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

Consumer Segment Our Consumer segment reported net income of $304 million for the first quarter of 2004 compared to $216 million in the year-ago quarter. Increases in net interest income and decreases in provision for credit losses were partially offset by higher operating expenses and substantially lower other revenues, excluding fee income. Net interest income increased $127 million, or 7 percent, to $1.9 billion for the quarter as a result of higher receivable levels. Net interest income as a percentage of average interest-earning assets, annualized, was 8.38 percent for the first quarter of 2004 compared to 8.60 percent for the first quarter of 2003. The decrease is primarily attributable to lower yields on real estate secured receivables as a result of reduced pricing as well as the run-off of higher yielding real estate secured receivables, including second lien loans. Our auto finance business also reported lower net interest margin as we have targeted lower yielding but higher credit quality customers. Other revenues, excluding fee income, decreased $199 million, or more than 100 percent, to ($182) million for the quarter as a result of a $213 million decline in securitization revenue. Initial securitization levels were much lower in 2004 as we used funding from HSBC, including proceeds from receivable sales, to assist in the funding of our operations. Operating expenses increased $61 million, or 11 percent, to $627 million for the quarter as the result of additional operating costs to support the increased receivable levels including higher salaries and sales incentives.

During the quarter, we experienced improved credit quality. Our managed basis provision for credit losses, which includes both provision for owned basis receivables and over-the-life provision for receivables serviced with limited recourse, decreased $275 million, or 29 percent, to $665 million for the quarter. Although we experienced higher net charge-offs in our owned portfolio during the quarter as a result of higher delinquency levels in prior quarters, our overall owned provision for credit losses was lower than net charge-offs in the current quarter because charge-offs are a lagging indicator of changes in credit quality. Over-the-life provisions for credit losses for securitized receivables recorded in any given period reflect the level and mix of securitizations in that period. Subsequent charge-offs of such receivables result in a decrease in the over-the-life reserves without any corresponding increase to managed loss provision. The combination of these factors resulted in a decrease in managed loss reserves during the current quarter as net charge-offs were greater than the provision for credit losses by $319 million. For the 2003 quarter, we increased managed loss reserves by recording loss provision greater than net charge-offs of $70 million.

Household International Inc., and Subsidiaries

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

Credit Card Services Segment Our Credit Card Services segment reported net income of $137 million for the first quarter of 2004 compared to $128 million for the year-ago quarter. The increase was due primarily to higher net interest income and fee income, substantially offset by higher provision for credit losses and the impact of lower securitization levels. Net interest income increased $50 million, or 10 percent, to $529 million and fee income increased $24 million, or 7 percent, to $350 million for the quarter as a result of higher receivable levels. Net interest income as a percentage of average interest-earning assets, annualized, of 9.99 percent for the quarter was comparable to 9.91 percent for the prior year quarter. Partially offsetting the revenue growth was higher provision for credit losses which increased $31 million, or 8 percent, to $422 million during the quarter as a result of the higher receivable levels, including an increase in the percentage of nonprime receivables in our portfolio, as well as seasoning in our portfolios. We increased managed loss reserves by recording loss provision greater than net charge-offs of $47 million during the current quarter and $58 million during the prior year quarter. Other revenues, excluding fee income, decreased $22 million, or 38 percent, to $36 million for the quarter primarily as a result of a decline in receivables securitized. Initial securitization levels were lower in 2004 as we used funding from HSBC, including proceeds from receivable sales, to assist in the funding of our operations.

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

International Segment Our International segment reported net income of $28 million for the first quarter of 2004 compared to $31 million for the year-ago quarter. Applying constant currency rates, which uses the average rate of exchange for the 2003 quarter to translate current quarter net income, net income would have been lower by $4 million in the current quarter. The decrease in net income reflects higher provision for credit losses and operating expenses, partially offset by higher net interest income and other revenues, excluding fee income. Net interest income increased $24 million, or 13 percent, to $203 million for the quarter due to higher receivable levels. Net interest income as a percentage of average interest-earning assets, annualized, of 7.18 percent for the first quarter of 2004 declined from 7.60 percent for the first quarter of 2003 due to product mix and pricing. Provision for credit losses rose $10 million, or 12 percent, to $95 million for the quarter primarily as a result of increased levels of receivables. We

Household International Inc., and Subsidiaries

increased managed loss reserves by recording loss provision greater than net charge-offs of $13 million during the current quarter and $18 million during the prior year quarter. Other revenues, excluding fee income, increased $15 million, or 21 percent, to $88 million for the quarter as a result of higher insurance revenues, partially offset by a $15 million decrease in securitization revenue as a result of a decline in receivables securitized. Total costs and expenses increased $34 million, or 25 percent, to $172 million during the quarter primarily as a result of higher salary expenses to support receivable growth and higher policyholder benefits, which resulted from increased insurance sales volumes.

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

ROMA was .93 percent in the first quarter of 2004 compared to 1.21 percent in the year-ago quarter. The decrease is the result of the decrease in net interest income as a percent of average interest-earning assets and higher expenses, including provision for credit losses.

Reconciliation of Managed Basis Segment Results Income statement information included in the table for the three months ended March 31, 2003 combines January 1 through March 28, 2003 (the “predecessor period”) and March 29 to March 31, 2003 (the “successor period”) in order to present “combined” financial results for the three months ended March 31, 2003. Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. As a result, managed and owned basis consolidated totals for the period ended March 31, 2003 include combined information from both the “successor” and “predecessor” periods which impacts comparability to the current period.

Household International Inc., and Subsidiaries

Reconciliations of our managed basis segment results to managed basis and owned basis consolidated totals are as follows:

								Managed
		Credit				Adjustments/		Basis			Owned Basis
		Card				Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	International	All Other	Totals	Items		Totals	Adjustments		Totals

	(in millions)
Three Months Ended March 31, 2004 (Restated)
Net interest income	$1,865	$529	$203	$(23)	$2,574	-		$2,574	$(754	)(5)	$1,820
Fee income	94	350	20	(2)	462	-		462	(197	)(5)	265
Other revenues, excluding fee income	(182)	36	88	350	292	(32	)(2)	260	698(5)		958
Intersegment revenues	22	8	3	(1)	32	(32	)(2)	-	-		-
Provision for credit losses	665	422	95	(1)	1,181	-		1,181	(253	)(5)	928
Net income	304	137	28	22	491	(21)		470	-		470
Receivables	87,697	18,680	11,257	373	118,007	-		118,007	(24,357	)(6)	93,650
Assets	90,154	20,645	12,272	25,801	148,872	(8,680	)(4)	140,192	(24,357	)(6)	115,835

Three Months Ended March 31, 2003 (Restated)
Net interest income	$1,738	$479	$179	$(42)	$2,354	-		$2,354	$(726	)(5)	$1,628
Fee income	97	326	19	1	443	-		443	(154	)(5)	289
Other revenues, excluding fee income	17	58	73	583	731	(36	)(2)	695	473	(5)	1,168
Intersegment revenues	26	9	2	(1)	36	(36	)(2)	-	-		-
Provision for credit losses	940	391	85	-	1,416	1	(3)	1,417	(407	)(5)	1,010
HSBC acquisition related costs incurred by Household	-	-	-	198	198	-		198	-		198
Net income	216	128	31	39	414	(24)		390	-		390
Operating net income(1)	216	128	31	206	581	(24)		557	-		557
Receivables	80,475	17,158	9,118	943	107,694	-		107,694	(24,256	)(6)	83,438
Assets	83,406	19,754	10,485	26,902	140,547	(8,875	)(4)	131,672	(24,256	)(6)	107,416

(1)	This non-GAAP financial measure is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. Operating net income excludes $167 million (after-tax) of HSBC acquisition related costs and other merger related items incurred by Household in 2003. See “Basis of Reporting” in Management’s Discussion and Analysis for additional discussion on the use of non-GAAP financial measures and quantitative reconciliations to GAAP basis net income.

(2)	Eliminates intersegment revenues.

(3)	Eliminates bad debt recovery sales between operating segments.

(4)	Eliminates investments in subsidiaries and intercompany borrowings.

(5)	Reclassifies net interest income, fee income and provision for credit losses relating to securitized receivables to other revenues.

(6)	Represents receivables serviced with limited recourse.

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

Household International Inc., and Subsidiaries

Credit Loss Reserves

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and intended to be adequate but not excessive. While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs in developing our loss reserve estimates. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. See Note 4, “Receivables,” in the accompanying consolidated financial statements for receivables by product type and Note 5, “Credit Loss Reserves,” for our credit loss reserve methodology and an analysis of changes in the credit loss reserves.

The following table sets forth owned basis credit loss reserves for the periods indicated:

	March 31,	December 31,	March 31,
	2004	2003	2003

	(dollar amounts are in millions)
Owned credit loss reserves	$3,753	$3,793	$3,483
Reserves as a percent of:
Receivables	4.01%	4.11%	4.17%
Net charge-offs(1)	96.7	107.3	99.6
Nonperforming loans	96.7	93.7	92.6

(1)	Quarter-to-date, annualized

During the quarter ended March 31, 2004, credit loss reserves decreased as the provision for owned credit losses was $43 million less than net charge-offs. In the first quarter of 2003, provision for owned credit losses was $136 million greater than net charge-offs. Reserve levels at March 31, 2004 reflect improving credit quality.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

	March 31,	December 31,	March 31,
	2004	2003	2003

	(dollar amounts are stated in millions)
Managed credit loss reserves	$5,912	$6,167	$5,259
Reserves as a percent of:
Receivables	5.01%	5.20%	4.88%
Net charge-offs(1)	102.5	118.2	103.3
Nonperforming loans	119.8	118.0	111.3

(1)	Quarter-to-date, annualized

See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of the non-GAAP financial measures to the comparable GAAP basis financial measure.

Household International Inc., and Subsidiaries

Delinquency – Owned Basis

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

	March 31,	December 31,	March 31,
	2004	2003	2003

Real estate secured	3.87%	4.33%	4.15%
Auto finance	1.68	2.51	2.75
MasterCard/Visa	5.90	5.76	6.87
Private label	5.38	5.42	6.06
Personal non-credit card	9.64	10.01	9.23

Total	5.01%	5.36%	5.50%

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

Net Charge-offs of Consumer Receivables – Owned Basis

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

	March 31,	December 31,	March 31,
	2004	2003	2003

Real estate secured	1.15%	.94%	1.12%
Auto finance	4.65	3.36	7.71
MasterCard/Visa	8.66	8.55	9.26
Private label	5.29	5.05	6.27
Personal non-credit card	11.17	10.11	9.04

Total	4.17%	3.75%	4.22%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	1.63%	1.37%	1.52%

Household International Inc., and Subsidiaries

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

Owned Nonperforming Assets

	March 31,	December 31,	March 31,
	2004	2003	2003

	(dollar amounts are in millions)
Nonaccrual receivables	$3,003	$3,144	$2,880
Accruing consumer receivables 90 or more days delinquent	876	904	878
Renegotiated commercial loans	2	2	2

Total nonperforming receivables	3,881	4,050	3,760
Real estate owned	656	631	445

Total nonperforming assets	$4,537	$4,681	$4,205

Credit loss reserves as a percent of nonperforming receivables	96.7%	93.7%	92.6%

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

Household International Inc., and Subsidiaries

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

Total Restructured by Restructure Period – Domestic Portfolio(1)

(Managed Basis)

	March 31,	December 31,	March 31,
	2004	2003	2003

Never restructured	84.7%	84.4%	83.3%
Restructured:
Restructured in the last 6 months	6.2	6.7	7.5
Restructured in the last 7–12 months	3.9	3.8	3.6
Previously restructured beyond 12 months	5.2	5.1	5.6

Total ever restructured(2)	15.3	15.6	16.7

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1) (Managed Basis)
(In millions)
Real estate secured	$9,506	$9,548	$9,163
Auto finance	1,255	1,295	1,248
MasterCard/Visa	505	584	549
Private label	990	1,065	1,226
Personal non-credit card	3,913	4,075	4,128

Total	$16,169	$16,567	$16,314

(As a percent of managed receivables)
Real estate secured	18.9%	19.4%	20.0%
Auto finance	13.9	14.7	16.9
MasterCard/Visa	2.8	3.1	3.4
Private label	7.0	7.1	9.6
Personal non-credit card	26.3	26.6	25.8

Total(2)	15.3%	15.6%	16.7%

(1)	Excludes foreign businesses, commercial and other. Amounts also include accounts as to which the delinquency status has been reset to current for reasons other than restructuring (e.g., correcting the misapplication of a timely payment.)

(3)	Total including foreign businesses was 14.4 percent at March 31, 2004, 14.7 percent at December 31, 2003, and 15.8 percent at March 31, 2003.

Household International Inc., and Subsidiaries

The amount of domestic and foreign managed receivables in forbearance, modification, credit card services approved consumer credit counseling accommodations, rewrites or other account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $1.0 billion or ..8 percent of managed receivables at March 31, 2004, $1.0 billion or .9 percent of managed receivables at December 31, 2003 and $1.1 billion or 1.0 percent of managed receivables at March 31, 2003.

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

Household International Inc., and Subsidiaries

Due to affiliates and other HSBC related funding As of March 31, 2004, HSBC related funding totaled $14.1 billion, compared to $14.7 billion at December 31, 2003, as detailed in the table below.

	March 31,	December 31,
	2004	2003

	(in billions)
Debt issued to HSBC subsidiaries:
Domestic short-term borrowings	-	$2.6
Drawings on bank lines in the U.K.	$3.8	3.4
Term debt	1.3	1.3
Preferred securities issued by Household Capital Trust VIII	.3	.3

Total debt issued to HSBC subsidiaries	5.4	7.6

Debt issued to HSBC clients:
Euro commercial paper	3.0	2.8
Term debt	.5	.4

Total debt issued to HSBC clients	3.5	3.2
Preferred stock issued to HSBC	1.1	1.1
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	2.8
Direct purchases from correspondents	.4	-

Total real estate secured receivable activity with HSBC Bank USA	4.1	2.8

Total HSBC related funding	$14.1	$14.7

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

Long-term debt Long-term debt (with original maturities over one year) decreased to $77.8 billion at March 31, 2004 from $79.6 billion at December 31, 2003. The decrease in senior and senior subordinated debt was the result of debt maturities and reduced issuances. Issuances during the quarter included the following:

•	$350 million of domestic medium-term notes
•	$140 million of foreign currency-denominated bonds (all of which were issued to customers of HSBC)
•	$450 million of InterNotesSM (retail-oriented medium-term notes)

Household International Inc., and Subsidiaries

Selected capital ratios were as follows:

	March 31,	December 31,
	2004	2003

	(Restated)	(Restated)
TETMA(1)	7.67%	7.03%
TETMA + Owned Reserves(1)	10.61	9.89
Tangible common equity to tangible managed assets(1)	5.59	5.04
Common and preferred equity to owned assets	15.55	14.69
Excluding purchase accounting adjustments:
TETMA(1)	9.69	8.94
TETMA + Owned Reserves(1)	12.64	11.81
Tangible common equity to tangible managed assets(1)	7.64	6.98

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-GAAP financial ratios that are used by Household management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

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

Household International Inc., and Subsidiaries

Receivables securitized (excluding replenishments of certificateholder interests) were as follows:

	Three months
	ended March 31,

	2004	2003

	(in millions)
Auto finance	-	$411
MasterCard/ Visa	$50	320
Personal non-credit card	-	510

Total	$50	$1,241

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

(in billions)

Funding needs:
Net asset growth	$14-16
Commercial paper, term debt and securitization maturities	24-26
Other	2-5

Total funding needs, including growth	$40-47

Funding sources:
External funding, including HSBC clients	$32-36
HSBC and HSBC subsidiaries	8-11

Total funding sources	$40-47

HOUSEHOLD INTERNATIONAL, INC.

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	Three months ended

	March 31,	March 31,
	2004	2003

	(Restated)	(Restated)

	(dollar amounts are in
	millions)
Return on Average Assets:
Net income	$470	$390
HSBC acquisition related costs and other merger related items incurred by Household, after-tax	-	167

Operating net income	$470	$557

Average assets:
Owned basis	$119,388	$100,438
Serviced with limited recourse	25,278	24,155

Managed basis	$144,666	$124,593

Return on average owned assets	1.57%	1.55%
Return on average owned assets, operating basis	1.57	2.22
Return on average managed assets	1.30	1.25
Return on average managed assets, operating basis	1.30	1.79

Return on Average Common Shareholder’s Equity:
Net income	$470	$390
Dividends on preferred stock	(18)	(22)

Net income available to common shareholders	452	368
HSBC acquisition related costs and other merger related items incurred by Household	-	167

Operating net income available to common shareholders	$452	$535

Average common shareholder’s equity	$16,645	$9,548

Return on average common shareholder’s equity	10.9%	15.4%
Return on average common shareholder’s equity, operating basis	10.9	22.4

Net Interest Margin:
Net interest income:
Owned basis	$1,820	$1,628
Serviced with limited recourse	754	726

Managed basis	$2,574	$2,354

Average interest-earning assets:
Owned basis	$99,676	$89,565
Serviced with limited recourse	25,278	24,155

Managed basis	$124,954	$113,720

Owned basis net interest margin	7.30%	7.27%
Managed basis net interest margin	8.24	8.28

Managed Basis Risk Adjusted Revenue:
Net interest income	$2,574	$2,354
Other revenues, excluding securitization revenue	1,072	1,170
Less: Net charge-offs	(1,442)	(1,272)

Risk adjusted revenue	2,204	2,252
Average interest-earning assets	$124,954	$113,720

Managed basis risk adjusted revenue	7.06%	7.92%

HOUSEHOLD INTERNATIONAL, INC.

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	Three months ended

	March 31, 2004	March 31, 2003	December 31, 2003

	(dollar amounts are in millions)
Consumer Net Charge-off Ratio:
Consumer net charge-offs:
Owned basis	$970	$874	$884
Serviced with limited recourse	472	398	420

Managed basis	$1,442	$1,272	$1,304

Average consumer receivables:
Owned basis	$92,974	$82,920	$94,187
Serviced with limited recourse	25,278	24,155	24,568

Managed basis	$118,252	$107,075	$118,755

Owned basis consumer net charge-off ratio	4.17%	4.22%	3.75%
Managed basis consumer net charge-off ratio	4.88	4.75	4.39

Reserves as a Percentage of Net Charge-offs
Loss reserves:
Owned basis	$3,753	$3,483	$3,793
Serviced with limited recourse	2,159	1,776	2,374

Managed basis	$5,912	$5,259	$6,167

Net charge-offs:
Owned basis	$970	$874	$884
Serviced with limited recourse	472	398	420

Managed basis	$1,442	$1,272	$1,304

Owned basis reserves as a percentage of net charge-offs	96.7%	99.6%	107.3%
Managed basis reserves as a percentage of net charge-offs	102.5	103.3 (1)	118.2

Efficiency Ratio (Restated):
Total costs and expenses less policyholders’ benefits	$1,297	$1,327
HSBC acquisition related costs incurred by Household	-	(198)

Total costs and expenses less policyholders’ benefits, excluding nonrecurring items	$1,297	$1,129

Net interest income and other revenues less policyholders’ benefits:
Owned basis	$2,930	$2,991
Serviced with limited recourse	253	407

Managed basis	$3,183	$3,398

Owned basis efficiency ratio	44.3%	44.4%
Owned basis efficiency ratio, operating basis	44.3	37.7
Managed basis efficiency ratio	40.7	39.1
Managed basis efficiency ratio, operating basis	40.7	33.2

(1) Ratio does not recompute based on numbers presented due to rounding.

HOUSEHOLD INTERNATIONAL, INC.

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	March 31,	December 31,	March 31,
	2004	2003	2003

	(dollar amounts are in millions)
Two-Months-and-Over-Contractual Delinquency:
Consumer two-months-and-over-contractual delinquency:
Owned basis	$4,671	$4,936	$4,567
Serviced with limited recourse	1,280	1,432	1,178

Managed basis	$5,951	$6,368	$5,745

Consumer receivables:
Owned basis	$93,299	$92,012	$83,023
Serviced with limited recourse	24,357	26,201	24,256

Managed basis	$117,656	$118,213	$107,279

Consumer two-months-and-over-contractual delinquency:
Owned basis	5.01%	5.36%	5.50%
Managed basis	5.06	5.39	5.36

Reserves as a Percentage of Receivables:
Loss reserves:
Owned basis	$3,753	$3,793	$3,483
Serviced with limited recourse	2,159	2,374	1,776

Managed basis	$5,912	$6,167	$5,259

Receivables:
Owned basis	$93,650	$92,378	$83,438
Serviced with limited recourse	24,357	26,201	24,256

Managed basis	$118,007	$118,579	$107,694

Reserves as a percentage of receivables:
Owned basis	4.01%	4.11%	4.17%
Managed basis	5.01	5.20	4.88

Reserves as a Percentage of Nonperforming Loans:
Loss reserves:
Owned basis	$3,753	$3,793	$3,483
Serviced with limited recourse	2,159	2,374	1,776

Managed basis	$5,912	$6,167	$5,259

Nonperforming loans:
Owned basis	$3,881	$4,050	$3,760
Serviced with limited recourse	1,055	1,176	967

Managed basis	$4,936	$5,226	$4,727

Reserves as a percentage of nonperforming loans:
Owned basis	96.7%	93.7%	92.6%
Managed basis	119.8	118.0	111.3

HOUSEHOLD INTERNATIONAL, INC.

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	March 31,	December 31,
	2004	2003

	(Restated)	(Restated)

	(dollar amounts are in
	millions)
Tangible common equity:
Common shareholder’s equity	$16,909	$16,391
Exclude:
Unrealized losses on cash flow hedging instruments	27	10
Unrealized gains on investments and interest-only strip receivables	(216)	(167)
Intangible assets	(2,749)	(2,856)
Goodwill	(6,853)	(6,697)

Tangible common equity	7,118	6,681
Purchase accounting adjustments	2,595	2,548

Tangible common equity, excluding purchase accounting adjustments	$9,713	$9,229

Tangible shareholder’s equity:
Tangible common equity	$7,118	$6,681
Preferred stock	1,100	1,100
Mandatorily redeemable preferred securities of Household Capital Trusts	1,029	1,031
Adjustable Conversion-Rate Equity Security Units	522	519

Tangible shareholder’s equity	9,769	9,331
Purchase accounting adjustments	2,541	2,492

Tangible shareholder’s equity, excluding purchase accounting adjustments	$12,310	$11,823

Tangible shareholder’s equity plus owned loss reserves:
Tangible shareholder’s equity	$9,769	$9,331
Owned loss reserves	3,753	3,793

Tangible shareholder’s equity plus owned loss reserves	13,522	13,124
Purchase accounting adjustments	2,541	2,492

Tangible shareholder’s equity plus owned loss reserves, excluding purchase accounting adjustments	$16,063	$15,616

Tangible managed assets:
Owned assets	$115,835	$119,052
Receivables serviced with limited recourse	24,357	26,001

Managed assets	140,192	145,253
Exclude:
Intangible assets	(2,749)	(2,856)
Goodwill	(6,853)	(6,697)
Derivative financial assets	(3,152)	(3,016)

Tangible managed assets	127,438	132,684
Purchase accounting adjustments	(371)	(431)

Tangible managed assets, excluding purchase accounting adjustments	$127,067	$132,253

Equity ratios:
Common and preferred equity to owned assets	15.55%	14.69%
Tangible common equity to tangible managed assets	5.59	5.04
Tangible shareholder’s equity to tangible managed assets (“TETMA”)	7.67	7.03
Tangible shareholder’s equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)	10.61	9.89
Excluding purchase accounting adjustments:
Tangible common equity to tangible managed assets	7.64	6.98
TETMA	9.69	8.94
TETMA + Owned Reserves	12.64	11.81

Item 4.	Controls and Procedures

Disclosure Controls As of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures were effective in timely alerting them to material information relating to Household International, Inc. required to be included in our periodic reports with the Securities and Exchange Commission.

As a result of a subsequent evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2004, with the participation of our Chief Executive Officer and Chief Financial Officer, we identified a material weakness in our internal controls over financial reporting relating to the process of establishing and maintaining effective hedges under the “shortcut” method of accounting pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, and as set forth in Note 2 to the Consolidated Financial Statements and the “Restatement” section included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have restated our unaudited consolidated financial statements for the periods covered by this report. We have also undertaken remedial action to address and correct the weakness in our internal controls over this process.

Internal Controls In the process of finalizing our quarterly results and the purchase price allocation resulting from our merger with HSBC, we identified certain matters indicative of control weaknesses. On investigation and analysis, our inquiries indicated some weaknesses in internal controls as related to certain of our processes and we reported these to the Audit Committee. Consequently, we determined that certain adjustments to prior fair value estimates were necessary which resulted in a net increase to goodwill in the approximate amount of $141 million. The adjustments related principally to writing off several aged items remaining on intercompany accounts and to correcting errors noted in respect of various marketing, rent and payroll accruals that arose over several prior periods.

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

General We are parties to various legal proceedings resulting from ordinary business activities relating to our current and/ or former operations. Certain of these actions are or purport to be class actions seeking damages in very large amounts. These actions assert violations of laws and/ or unfair treatment of consumers. Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. We believe that our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Debt and Preferred Stock Securities Ratings.
99.2	Report of KPMG LLP, independent registered public accounting firm.
99.3	Letter of independent registered public accounting firm, KPMG LLP, regarding unaudited interim financial information.

(b) Reports on Form 8-K

During the first quarter of 2004, the Registrant filed a Current Report on Form 8-K on March 1, 2004 with respect to the financial supplement pertaining to the financial results of Household International, Inc. for the quarter and twelve months ended December 31, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSBC FINANCE CORPORATION
(formerly known as Household International, Inc.)
(Registrant)

Date: March 31, 2005

/s/ Simon C. Penney

Simon C. Penney
Senior Executive Vice President and
Chief Financial Officer

Exhibit Index

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Debt and Preferred Stock Securities Ratings.

99.2	Report of KPMG LLP, independent registered public accounting firm.

99.3	Letter of independent registered public accounting firm, KPMG LLP, regarding unaudited interim financial information.