Form 10-Q/A
period 2004-06-30
HSBC Finance CORP
filed 2005-03-31
CIK 354964

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

This amended Quarterly Report on Form 10-Q/ A restates the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. We have not modified or updated the disclosures in the original Quarterly Report on Form 10-Q except as required to give effect to the restatement. As a result, this amended Quarterly Report on Form 10-Q/ A contains forward-looking information that has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Quarterly Report on Form 10-Q/ A and the original Quarterly Report on Form 10-Q is subject to updating and supplementing as provided in the periodic reports that we have filed and will file with the Securities and Exchange Commission after the original filing date of the Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Household International, Inc.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended		Six months	March 29	January 1
	June 30,		ended	through	through
			June 30,	June 30,	March 28,
	2004	2003	2004	2003	2003

	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	(Restated)	(Restated)	(Restated)	(Restated)

	(in millions)
Finance and other interest income	$2,637	$2,503	$5,165	$2,578	$2,469
Interest expense	707	689	1,415	708	897

Net interest income	1,930	1,814	3,750	1,870	1,572
Provision for credit losses	997	1,039	1,925	1,073	976

Net interest income after provision for credit losses	933	775	1,825	797	596

Other revenues:
Securitization revenue	266	284	614	293	434
Insurance revenue	204	183	415	189	171
Investment income	30	33	71	34	80
Derivative income	124	574	176	789	2
Fee income	242	228	507	237	280
Taxpayer financial services income	6	3	212	3	181
Other income	180	86	280	91	64

Total other revenues	1,052	1,391	2,275	1,636	1,212

Costs and expenses:
Salaries and employee benefits	457	489	942	507	491
Sales incentives	90	83	168	85	37
Occupancy and equipment expenses	77	100	160	103	98
Other marketing expenses	131	135	263	139	139
Other servicing and administrative expenses	198	264	424	273	314
Support services from HSBC affiliates	196	-	373	-	-
Amortization of intangibles	79	78	195	80	12
Policyholders’ benefits	93	98	206	101	91
HSBC acquisition related costs incurred by Household	-	-	-	-	198

Total costs and expenses	1,321	1,247	2,731	1,288	1,380

Income before income tax expense	664	919	1,369	1,145	428
Income tax expense	231	320	466	402	182

Net income	$433	$599	$903	$743	$246

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2004	2003

	(Successor)	(Successor)
	(Restated)

	(in millions, except share data)
Assets
Cash	$110	$463
Securities	6,923	11,073
Receivables, net	97,639	91,027
Intangible assets, net	2,668	2,856
Goodwill	6,821	6,697
Properties and equipment, net	491	527
Real estate owned	624	631
Derivative financial assets	2,158	3,016
Other assets	3,099	2,762

Total assets	$120,533	$119,052

Liabilities
Debt:
Deposits	$56	$232
Commercial paper, bank and other borrowings	10,259	9,122
Due to affiliates	8,765	7,589
Long term debt (with original maturities over one year)	78,271	79,632

Total debt	97,351	96,575

Insurance policy and claim reserves	1,304	1,258
Derivative related liabilities	354	597
Other liabilities	3,045	3,131

Total liabilities	102,054	101,561

Shareholder’s equity
Preferred stock held by HSBC	1,100	1,100
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 50 shares issued	-	-
Additional paid-in capital	14,643	14,645
Retained earnings	2,170	1,303
Accumulated other comprehensive income	566	443

Total common shareholder’s equity	17,379	16,391

Total liabilities and shareholder’s equity	$120,533	$119,052

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S(S’) EQUITY

	Six months	March 29	January 1
	ended	through	through
	June 30,	June 30,	March 28,
	2004	2003	2003

		(Successor)	(Predecessor)
	(Successor)	(Restated)
	(Restated)	(in millions)
Preferred stock
Balance at beginning of period	$1,100	$1,100	$1,193
Reclassification of preferred stock issuance costs	-	-	21
Redemption of preferred stock	-	-	(114)

Balance at end of period	$1,100	$1,100	$1,100

Common shareholder’s(s’) equity
Common stock
Balance at beginning of period	$-	$-	$552
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	(552)

Balance at end of period	$-	$-	$-

Additional paid-in capital
Balance at beginning of period	$14,645	$14,661	$1,911
Return of capital to HSBC	(14)	(8)	-
Employee benefit plans and other	12	6	10
Reclassification of preferred stock issuance costs	-	-	(21)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	12,761

Balance at end of period	$14,643	$14,659	$14,661

Retained earnings
Balance at beginning of period	$1,303	$-	$9,885
Net income	903	743	246
Dividends:
Preferred at stated rates	(36)	(18)	(22)
Common, $.8694 per share	-	-	(412)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	(9,697)

Balance at end of period	$2,170	$725	$-

Accumulated other comprehensive income
Balance at beginning of period	$443	$-	$(695)
Net change in unrealized gains (losses) on:
Derivatives classified as cash flow hedges	107	5	101
Securities available for sale and interest-only strip receivables	(4)	140	(25)
Minimum pension liability	-	-	-
Foreign currency translation adjustment	20	77	(24)

Other comprehensive income, net of tax	123	222	52
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	643

Balance at end of period	$566	$222	$-

Common stock in treasury
Balance at beginning of period	-	-	$(2,431)
Exercise of stock options	-	-	12
Issuance of common stock for employee benefit plans	-	-	12
Purchase of treasury stock	-	-	(164)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	2,571

Balance at end of period	-	-	-

Total common shareholder’s equity	$17,379	$15,606	$14,661

Comprehensive income
Net income	$903	$743	$246
Other comprehensive income	123	222	52

Comprehensive income	$1,026	$965	$298

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months	March 29	January 1
	ended	through	through
	June 30,	June 30,	March 28,
	2004	2003	2003

	(Successor)	(Successor)	(Predecessor)
	(Restated)	(Restated)

	(in millions)
Cash flows from operating activities
Net income	$903	$743	$246
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,925	1,073	976
Insurance policy and claim reserves	(69)	(94)	47
Depreciation and amortization	253	121	53
Net change in interest-only strip receivables	288	180	30
Net change in other assets	(315)	(208)	(593)
Net change in other liabilities	(289)	(357)	616
Other, net	(541)	919	84

Net cash provided by (used in) operating activities	2,155	2,377	1,459

Cash flows from investing activities
Securities:
Purchased	(971)	(1,269)	(1,047)
Matured	1,078	661	584
Sold	497	235	768
Net change in short-term securities available for sale	3,526	1,556	(375)
Receivables:
Originations, net of collections	(26,068)	(12,869)	(8,255)
Purchases and related premiums	(542)	(1,832)	(129)
Initial and fill-up securitizations	16,719	9,156	7,300
Sales to affiliates	856	-	-
Properties and equipment:
Purchases	(32)	(28)	(21)
Sales	1	2	-

Net cash provided by (used in) investing activities	(4,936)	(4,388)	(1,175)

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	1,105	1,978	(514)
Net change in time certificates	(155)	194	150
Net change in debt due to affiliates	1,122	3,296	-
Long term debt issued	7,630	991	4,361
Long term debt retired	(7,316)	(4,563)	(4,030)
Insurance:
Policyholders’ benefits paid	(89)	(64)	(36)
Cash received from policyholders	121	92	33
Shareholders’ dividends	-	(311)	(141)
Redemption of preferred stock	-	-	(114)
Purchase of treasury stock	-	-	(164)
Issuance of common stock for employee benefit plans	-	-	62

Net cash provided by (used in) financing activities	2,418	1,613	(393)

Effect of exchange rate changes on cash	10	32	(15)

Net change in cash	(353)	(366)	(124)
Cash at beginning of period	463	674	798

Cash at end of period	$110	$308	$674

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

We have restated our consolidated financial statements for the previously reported period March 29, 2003 through December 31, 2003, the previously reported quarterly period ended March 31, 2004 and the three and six month periods ended June 30, 2004. This amended Quarterly Report on Form 10-Q/A and the exhibits included herewith include all adjustments relating to the restatement for the periods covered by this report.

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

The period to period changes in the fair value of these derivative financial instruments have been recognized as either an increase or decrease in our current period earnings through derivative income. As part of the restatement process, we have reclassified all previous hedging results reflected in interest expense associated with the affected derivative financial instruments to derivative income. Our independent registered public accounting firm has reviewed the June 30, 2004 financial results and has provided us a review report under Statement on Auditing Standards No. 100, which review report is attached to this amended Quarterly Report on Form 10-Q/A as Exhibit 99.2.

The restatement effect on our pre-tax income and net income is summarized below:

	Restatements to Reported Income

				% Change
	Pre-Tax	Tax Effect	After-Tax	to Reported

	(in millions)
March 29, 2003 through June 30, 2003	$582	$(212)	$370	99.2%
Six months ended June 30, 2004	42	(15)	27	3.1
Quarter ended June 30, 2003	370	(135)	235	64.6
Quarter ended June 30, 2004	59	(21)	38	9.6

A detailed summary of the impact of the restatement on our consolidated statement of income and on our consolidated balance sheet is as follows:

	Quarter Ended			Quarter Ended			Six Months Ended			March 29, 2003
	June 30, 2004			June 30, 2003			June 30, 2004			through June 30, 2003

	As			As			As			As
	Previously		As	Previously		As	Previously		As	Previously		As
	Reported		Restated	Reported		Restated	Reported		Restated	Reported		Restated

	(in millions)
Consolidated Statement of Income:
Net interest income	$1,998	*	$1,930	$1,943	*	$1,814	$3,889	*	$3,750	$2,003	*	$1,870
Other revenues	926	*	1,052	893	*	1,391	2,095	*	2,275	922	*	1,636
Income before income tax expense	605		664	549		919	1,327		1,369	563		1,145
Income tax expense	210		231	185		320	451		466	190		402
Net income	395		433	364		599	876		903	373		743

	At June 30, 2004		At December 31, 2003

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

	(in millions)
Consolidated Balance Sheet:
Derivative financial assets	$2,178	$2,158	$3,118	$3,016
Long-term debt	77,807	78,271	79,464	79,632
Derivative related liabilities	481	354	600	597
Other liabilities	3,174	3,045	3,228	3,131
Common shareholder’s equity	17,607	17,379	16,561	16,391

*	Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

The resulting accounting does not reflect the economic reality of our hedging activity and has no impact on the timing or amount of operating cash flows or cash flows under any debt or derivative contract. It does not affect our ability to make required payments on our outstanding debt obligations. Furthermore, our economic risk management strategies have not required amendment.

3.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2004	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,499	$7	$(39)	$2,467
Money market funds	815	-	-	815
Time deposits	60	-	-	60
U.S. government and federal agency debt securities	2,521	-	(7)	2,514
Non-government mortgage backed securities	84	-	-	84
Other	945	-	(6)	939

Subtotal	6,924	7	(52)	6,879
Accrued investment income	44	-	-	44

Total securities available for sale	$6,968	$7	$(52)	$6,923

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$5,641	$11	$-	$5,652
Money market funds	794	-	-	794
Time deposits	952	-	-	952
U.S. government and federal agency debt securities	2,430	-	(2)	2,428
Marketable equity securities	14	4	-	18
Non-government mortgage backed securities	389	-	-	389
Other	794	2	-	796

Subtotal	11,014	17	(2)	11,029
Accrued investment income	44	-	-	44

Total securities available for sale	$11,058	$17	$(2)	$11,073

A summary of gross unrealized losses and related fair values as of June 30, 2004, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year

		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
June 30, 2004	Securities	Losses	Investments	Securities	Losses	Investments

	(in millions)
Corporate debt securities	550	$(38)	$1,714	20	$(1)	$17
Time deposits	8	-	31	-	-	-
U.S. government and federal agency debt securities	78	(6)	374	18	(1)	56
Non-government mortgage backed securities	8	-	20	-	-	-
Other	76	(6)	339	-	-	-

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

4.     Receivables

Receivables consisted of the following:

	June 30,	December 31,
	2004	2003

	(in millions)
Real estate secured	$56,033	$51,221
Auto finance	5,459	4,138
MasterCard(1)/ Visa(1)	10,816	11,182
Private label	12,759	12,604
Personal non-credit card	14,019	12,832
Commercial and other	346	401

Total owned receivables	99,432	92,378
Purchase accounting fair value adjustments	323	419
Accrued finance charges	1,409	1,432
Credit loss reserve for owned receivables	(3,795)	(3,793)
Unearned credit insurance premiums and claims reserves	(644)	(703)
Interest-only strip receivables	794	1,036
Amounts due and deferred from receivable sales	120	258

Total owned receivables, net	97,639	91,027
Receivables serviced with limited recourse	22,836	26,201

Total managed receivables, net	$120,475	$117,228

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1.9 billion at June 30, 2004 and $2.4 billion at December 31, 2003. Interest-only strip receivables also included fair value mark-to-market adjustments which increased the balance by $302 million at June 30, 2004 and $257 million at December 31, 2003.

Receivables serviced with limited recourse consisted of the following:

	June 30,	December 31,
	2004	2003

	(in millions)
Real estate secured	$176	$194
Auto finance	3,877	4,675
MasterCard/ Visa	9,345	9,967
Private label	4,723	5,261
Personal non-credit card	4,715	6,104

Total	$22,836	$26,201

The combination of receivables owned and receivables serviced with limited recourse, which comprises our managed portfolio, is shown below:

	June 30,	December 31,
	2004	2003

	(in millions)
Real estate secured	$56,209	$51,415
Auto finance	9,336	8,813
MasterCard/Visa	20,161	21,149
Private label	17,482	17,865
Personal non-credit card	18,734	18,936
Commercial and other	346	401

Total	$122,268	$118,579

5.     Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

	(in millions)
Owned receivables:
Credit loss reserves at beginning of period	$3,753	$3,483	$3,793	$3,333
Provision for credit losses	997	1,039	1,925	2,049
Charge-offs	(1,057)	(997)	(2,108)	(1,932)
Recoveries	92	66	172	127
Other, net	10	68	13	82

Credit loss reserves for owned receivables	3,795	3,659	3,795	3,659

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	2,159	1,776	2,374	1,760
Provision for credit losses	148	617	401	1,024
Charge-offs	(426)	(436)	(925)	(855)
Recoveries	24	24	52	44
Other, net	(1)	(1)	2	7

Credit loss reserves for receivables serviced with limited recourse	1,904	1,980	1,904	1,980

Credit loss reserves for managed receivables	$5,699	$5,639	$5,699	$5,639

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

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/ collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percent of net charge-offs in developing our loss reserve estimates. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

6.	Intangible Assets

Intangible assets consisted of the following:

		Accumulated	Carrying
June 30, 2004	Gross	Amortization	Value

	(in millions)
Purchased credit card relationships and related programs	$1,517	$244	$1,273
Retail services merchant relationships	270	68	202
Other loan related relationships	326	53	273
Trade names	717	-	717
Technology, customer lists and other contracts	281	78	203

Intangible assets	$3,111	$443	$2,668

		Accumulated	Carrying
December 31, 2003	Gross	Amortization	Value

	(in millions)
Purchased credit card relationships and related programs	$1,512	$149	$1,363
Retail services merchant relationships	270	41	229
Other loan related relationships	326	34	292
Trade names	717	-	717
Technology, customer lists and other contracts	281	26	255

Intangible assets	$3,106	$250	$2,856

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,	(in millions)
2004	$356
2005	335
2006	327
2007	310
2008	215

7.	Goodwill

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

8.	Income Taxes

Our effective tax rates were as follows:

Three months ended June 30:
2004 (successor) (restated)	34.8%
2003 (successor) (restated)	34.8
Six months ended June 30, 2004 (successor) (restated)	34.0
March 29 through June 30, 2003 (successor) (restated)	35.1
January 1 through March 28, 2003 (predecessor)	42.5

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

The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested awards in the period prior to our acquisition by HSBC:

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

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. The following tables present related party balances and the income and (expense) generated by related party transactions:

	June 30,	December 31,
	2004	2003

	(in millions)
Assets and Liabilities:
Derivative financial assets, net	$1,647	$1,789
Other assets	267	1
Due to affiliates	8,765	7,589
Other liabilities	97	26

	Three months	Six months	Three and Six
	ended	ended	months ended
	June 30, 2004	June 30, 2004	June 30, 2003

	(in millions)
Income/(Expense):
Interest expense	$(66)	$(118)	$(5)
HSBC Bank USA, National Association:
Real estate secured servicing revenues	3	6	-
Real estate secured sourcing, underwriting and pricing revenues	2	2	-
Other servicing, processing, origination and support revenues	3	5	-
HSBC Technology and Services (USA) Inc. (“HTSU”):
Technology and other services from HSBC affiliates	(188)	(361)	-
Rental revenue	8	16	-
Administrative services revenue	5	8	-
Other support services from HSBC affiliates	(8)	(13)	-

The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $58.7 billion at June 30, 2004 and $39.7 billion at December 31, 2003. Affiliate swap counterparties have provided collateral in the form of securities which are not recorded on our balance sheet and totaled $.4 billion at June 30, 2004 and $.5 billion at December 31, 2003.

During the second quarter, we made advances to our immediate parent, HSBC Investments (North America) Inc., totaling $266 million. The advances are due on demand but no later than November 17, 2004 and bear interest at rates comparable to those that would be made with unaffiliated parties.

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

In addition, we utilize a related HSBC entity to underwrite substantially all ongoing debt issuances. Fees paid for such services totaled approximately $6 million for the six months ended June 30, 2004 and approximately $1 million for the period March 29 through June 30, 2003. These fees are amortized over the life of the related debt as a component of interest expense.

11.	Pension and Other Postretirement Benefits

Components of net periodic benefit cost related to our defined benefit pension plans and our postretirement benefits other than pensions were as follows:

			Other Postretirement
	Pension Benefits		Benefits

Three months ended June 30	2004	2003	2004	2003

	(Successor)	(Successor)	(Successor)	(Successor)

	(in millions)
Service cost – benefits earned during the period	$14	$12	$1	$1
Interest cost	13	12	3	3
Expected return on assets	(23)	(16)	-	-
Amortization of prior service cost	-	-	-	-
Recognized (gains) losses	(1)	-	-	-

Net periodic benefit cost	$3	$8	$4	$4

	Pension Benefits			Other Postretirement Benefits

	Six months	March 29	January 1	Six months	March 29	January 1
	ended	through	through	ended	through	through
	June 30,	June 30,	March 28,	June 30,	June 30,	March 28,
	2004	2003	2003	2004	2003	2003

	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)

	(in millions)
Service cost – benefits earned during the period	$27	$12	$11	$2	$1	$1
Interest cost	27	12	5	7	3	1
Expected return on assets	(45)	(16)	(16)	-	-	2
Amortization of prior service cost	-	-	-	-	-	-
Recognized (gains) losses	(2)	-	14	-	-	-

Net periodic benefit cost	$7	$8	$14	$9	$4	$4

12.	New Accounting Pronouncements

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

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132 (revised)”). SFAS 132 (revised) revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 132 (revised) revises certain disclosure requirements contained in the original SFAS 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. We adopted the annual disclosure requirements for SFAS 132 (revised) as of December 31, 2003, which are included in the 2003 financial information in our 2004 Form 10-K, and the interim period disclosure requirements in our Form 10-Q beginning with the quarter ended March 31, 2004.

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

Restatement

We have restated our consolidated financial statements for the previously reported period March 29, 2003 through December 31, 2003, the previously reported quarterly period ended March 31, 2004 and the three and six month periods ended June 30, 2004. This amended Quarterly Report on Form 10-Q/A and the exhibits included herewith include all adjustments relating to the restatement for the periods covered by this report.

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

The period to period changes in the fair value of these derivative financial instruments have been recognized as either an increase or decrease in our current period earnings through derivative income. As part of the restatement process, we have reclassified all previous hedging results reflected in interest expense associated with the affected derivative financial instruments to derivative income. Our independent registered public accounting firm has reviewed the June 30, 2004 financial results and has provided us a review report under Statement on Auditing Standards No. 100, which review report is attached to this amended Quarterly Report on Form 10-Q/A as Exhibit 99.2.

The cumulative restatement is as follows for the periods presented below:

	Restatements to Reported Income

				% Change
	Pre-Tax	Tax Effect	After Tax	to Reported

	(dollars in millions)
March 29, 2003 through June 30, 2003	$582	$(212)	$370	99.2%
Six months ended June 30, 2004	42	(15)	27	3.1
Quarter ended June 30, 2003	370	(135)	235	64.6
Quarter ended June 30, 2004	59	(21)	38	9.6

See Note 2, “Restatement,” for a detailed summary of the impact on our consolidated statement of income and our consolidated balance sheet for the periods presented.

The resulting accounting does not reflect the economic reality of our hedging activity and has no impact on the timing or amount of operating cash flows or cash flows under any debt or derivatives contract. It does not affect our ability to make required payments on our outstanding debt obligations. Furthermore, the restatement has no impact on our results on a U.K. GAAP basis, which are used in measuring and rewarding performance of employees. Finally, our economic risk management strategies have not required amendment.

Executive Overview

Household International, Inc. is principally a non-operating holding company and an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). Household may also be referred to in MD&A as “we”, “us”, or “our”. Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period beginning March 29, 2003. During the six months ended June 30, 2003, the “predecessor” period contributed $246 million of net income and the “successor” period contributed $743 million of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, MD&A combines the “predecessor” period (January 1 to March 28, 2003) with the “successor” period (March 29 to June 30, 2003) to present “combined” results for the six months ended June 30, 2003.

In addition to owned basis reporting, we also monitor our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. See “Basis of Reporting” for further discussion of the reasons we use this non-GAAP financial measure.

In measuring our results, management’s primary focus is on managed receivable growth and operating net income (a non-GAAP financial measure which excludes $167 million, after-tax, of HSBC acquisition related costs and other merger related items incurred by Household in the first quarter of 2003.) See “Basis of Reporting” for further discussion of operating net income. Net income was $433 million for the quarter ended June 30, 2004, a decrease of 28 percent compared to net income of $599 million in the prior year quarter. Net income for the first six months of 2004 was $903 million, a 22 percent decrease from operating net income of $1,156 million for the first six months of 2003. The decreases were primarily due to lower other revenues including lower derivative income and for the six month period lower securitization revenue, higher operating expenses partially offset by higher net interest income and lower provision for credit losses due to improving credit quality. The increase in net interest income was due to higher average receivables and for the six month period, lower funding costs, including the impact of purchase accounting fair value adjustments. The increases were partially offset by lower yields on our receivables, particularly in real estate secured receivables. The decreases in other revenues during both periods were partially offset by higher other income. Lower derivative income in 2004 was largely the result of a significant decrease in the derivative portfolio which does not qualify for hedge accounting under SFAS 133, combined with a higher percentage of pay fixed swaps that increased in value as a result of interest rates rising in both periods. Operating expenses increased due to receivable growth and for the six month period, higher amortization of intangibles which were established in connection with the HSBC merger. Amortization of purchase accounting fair value adjustments increased net income by $49 million for the quarter ended June 30, 2004, and $60 million for the six months ended June 30, 2004 compared to $33 million for the quarter ended June 30, 2003 and $36 million for the six months ended June 30, 2003.

The financial information set forth below summarizes selected financial highlights of Household as of June 30, 2004 and 2003 and for the three and six month periods ended June 30, 2004 and 2003.

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Successor)	(Successor)	(Successor)	(Combined)
	(Restated)	(Restated)	(Restated)	(Restated)

	(dollars are in millions)
Net income:(1)	$433	$599	$903	$989
Owned Basis Ratios:
Return on average owned assets (“ROA”)(1)	1.47%	2.17%	1.52%	1.88%
Return on average common shareholder’s equity (“ROE”)(1)	9.7	15.4	10.3	15.4
Net interest margin	7.63	7.94	7.47	7.61
Consumer net charge-off ratio, annualized	4.02	4.34	4.09	4.28
Efficiency ratio(1)(2)	42.5	37.0	43.4	40.6
Managed Basis Ratios:(3)
Return on average managed assets (“ROMA”)(1)	1.23%	1.78%	1.26%	1.53%
Net interest margin	8.28	8.78	8.26	8.53
Risk adjusted revenue	7.05	8.54	7.05	8.23
Consumer net charge-off ratio, annualized	4.57	4.89	4.72	4.82
Efficiency ratio(1)(2)	40.4	30.9	40.6	34.8

	June 30,	June 30,
	2004	2003

	(Successor)	(Successor)

	(dollars are in millions)
Receivables:
Owned basis	$99,432	$88,307
Managed basis(3)	122,268	112,575
Two-month-and-over contractual delinquency ratios:
Owned basis	4.57%	5.38%
Managed basis(3)	4.70	5.30

(1)	The following table includes non-GAAP financial information for the six months ended June 30, 2003. This information is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)

	(dollars are in millions)
Net income	$433	$599	$903	$989
HSBC acquisition related costs and other merger related items, after-tax	-	-	-	167

Operating net income	$433	$599	$903	$1,156

ROA	1.47%	2.17%	1.52%	2.19%
ROE	9.7	15.4	10.3	18.1
Owned basis efficiency ratio(2)	42.5	37.0	43.4	37.4
ROMA	1.23	1.78	1.26	1.79
Managed basis efficiency ratio(2)	40.4	30.9	40.6	32.0

(2)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(3)	Managed basis reporting is a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

Because HSBC reports results on a U.K. GAAP basis, our management also separately monitors earnings excluding goodwill amortization and net income under U.K. GAAP (non-GAAP financial measures). The following table summarizes U.K. GAAP results:

	Three months	Six months	March 29
	ended	ended	through
	June 30,	June 30,	June 30,
	2004	2004	2003

	(Restated)	(Restated)	(Restated)

	(in millions)
Earnings excluding goodwill amortization – U.K. GAAP basis	$703	$1,517	$519
Net income – U.K. GAAP basis	576	1,254	404

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

U.K. GAAP Because HSBC reports results on a U.K. GAAP basis, our management also separately monitors net income and earnings excluding goodwill amortization under U.K. GAAP (non-GAAP financial measures). The following table reconciles our net income on a U.S. GAAP basis to earnings excluding goodwill amortization and net income on a U.K. GAAP basis:

	Three months	Six months	March 29
	ended	ended	through
	June 30,	June 30,	June 30,
	2004	2004	2003

		(Restated)
	(Restated)	(in millions)	(Restated)
Net income – U.S. GAAP basis	$433	$903	$743
Adjustments, net-of-tax:
Deferred origination expenses	(32)	(72)	(22)
Derivative financial instruments	(37)	(25)	(416)
Securitizations	111	249	(180)
Intangibles	47	117	51
Purchase accounting adjustments	176	311	379
Other	5	34	(36)

Earnings excluding goodwill amortization – U.K. GAAP basis	703	1,517	519
Goodwill amortization	(127)	(263)	(115)

Net income – U.K. GAAP basis	$576	$1,254	$404

Differences between U.S. and U.K. GAAP are as follows:

Deferred origination expenses

U.K. GAAP

•	Fee and commission income is accounted for in the period when receivable, except when it is charged to cover the costs of a continuing service to, or risk borne for, the customer, or is interest in nature. In these cases, it is recognized on an appropriate basis over the relevant period.
•	Loan origination costs are generally expensed as incurred. As permitted by U.K. GAAP, HSBC applies a restricted definition of the incremental, directly attributable origination expenses that are deferred and subsequently amortized over the life of the loans.

U.S. GAAP

•	Certain loan fee income and direct loan origination costs are amortized to the profit and loss account over the life of the loan as an adjustment to interest income (SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.)

Derivative financial instruments

U.K. GAAP

•	Non-trading derivatives are those which are held for hedging purposes as part of our risk management strategy against cash flows, assets, liabilities, or positions measured on an accruals basis. Non-trading transactions include qualifying hedges and positions that synthetically alter the characteristics of specified financial instruments.
•	Non-trading derivatives are accounted for on an equivalent basis to the underlying assets, liabilities or net positions. Any profit or loss arising is recognized on the same basis as that arising from the related assets, liabilities or positions.
•	To qualify as a hedge, a derivative must effectively reduce the price, foreign exchange or interest rate risk of the asset, liability or anticipated transaction to which it is linked and be designated as a hedge at inception of the derivative contract. Accordingly, changes in the market value of the derivative must be highly correlated with changes in the market value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. If these criteria are met, the derivative is accounted for on the same basis as the underlying hedged item. Derivatives used for hedging purposes include swaps, forwards and futures.
•	Interest rate swaps are also used to alter synthetically the interest rate characteristics of financial instruments. In order to qualify for synthetic alteration, a derivative instrument must be linked to specific individual, or pools of similar, assets or liabilities by the notional principal and interest rate risk of the associated instruments, and must achieve a result that is consistent with defined risk management objectives. If these criteria are met, accrual based accounting is applied, i.e. income or expense is recognized and accrued to the next settlement date in accordance with the contractual terms of the agreement.
•	Any gain or loss arising on the termination of a qualifying derivative is deferred and amortized to earnings over the original life of the terminated contract. Where the underlying asset, liability or position is sold or terminated, the qualifying derivative is immediately marked-to-market through the profit and loss account.
•	Derivatives that do not qualify as hedges or synthetic alterations at inception are marked-to-market through the profit and loss account, with gains and losses included within “other income”.

U.S. GAAP

•	All derivatives must be recognized as either assets or liabilities in the balance sheet and be measured at fair value (SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”).
•	The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation as described below:

–	For a derivative designated as hedging exposure to changes in the fair value of a recognized asset or liability or a firm commitment, the gain or loss is recognized in earnings in the period of change together with the associated loss or gain on the hedged item attributable to the risk being hedged. Any resulting net gain or loss represents the ineffective portion of the hedge.
–	For a derivative designated as hedging exposure to variable cash flows of a recognized asset or liability, or of a forecast transaction, the derivative’s gain or loss associated with the effective portion of the hedge is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecast transaction affects earnings. The ineffective portion is reported in earnings immediately.
–	For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the change in fair value of the derivative associated with the effective portion of the hedge is included as a component of other comprehensive income, together with the associated loss or gain on the hedged item. The ineffective portion is reported in earnings immediately.
–	In order to apply hedge accounting it is necessary to comply with documentation requirements and to demonstrate the effectiveness of the hedge on an ongoing basis.

–	For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change in fair value.

Securitizations

U.K. GAAP

•	FRS 5, “Reporting the Substance of Transactions,” requires that the accounting for securitized receivables is governed by whether the originator has access to the benefits of the securitized assets and exposure to the risks inherent in those benefits and whether the originator has a liability to repay the proceeds of the note issue:

–	The securitized assets should be derecognized in their entirety and a gain or loss on sale recorded where the originator retains no significant benefits and no significant risks relating to those securitized assets.
–	The securitized assets and the related finance should be consolidated under a linked presentation where the originator retains significant benefits and significant risks relating to those securitized assets but where the downside exposure is limited to a fixed monetary amount and certain other conditions are met.
–	The securitized assets and the related finance should be consolidated on a gross basis where the originator retains significant benefits and significant risks relating to those securitized assets and does not meet the conditions required for linked presentation.

U.S. GAAP

•	SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” requires that receivables that are sold to a special purpose entity and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over those securitized assets.
•	Control has been surrendered over transferred assets if and only if all of the following conditions are met:

–	The transferred assets have been put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.
–	Each holder of interests in the transferee (i.e., holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.
–	The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.
–	If these conditions are not met the securitized assets should continue to be consolidated.

•	Where we retain an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the special purpose entity, we recognize this interest at fair value on sale of the assets.
•	There are no provisions for linked presentation of securitized assets and the related finance.

Intangibles

U.K. GAAP

•	An intangible asset is recognized separately from goodwill where it is identifiable and controlled. It is identifiable only if it can be disposed of or settled separately without disposing of the whole business. Control requires legal rights or custody over the item.
•	An intangible asset purchased as part of a business combination is capitalized at fair value based on its replacement cost, which is normally its estimated market value.

U.S. GAAP

•	An intangible asset is recognized separately from goodwill when it arises from contractual or other legal rights or if it is separable, i.e. it is capable of being separated or divided from the acquired

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

Receivables Review

The following table summarizes owned receivables at June 30, 2004 and increases (decreases) over prior periods:

		Increase (decrease) from

		March 31, 2004		June 30, 2003
	June 30,
	2004	$	%	$	%

	(dollars are in millions)
Real estate secured	$56,033	$3,593	7%	$6,277	13%
Auto finance	5,459	523	11	2,883	112
MasterCard(1)/Visa(1)	10,816	28	-	1,447	15
Private label	12,759	1,000	9	699	6
Personal non-credit card(2)	14,019	676	5	(96)	(1)
Commercial and other	346	(38)	(10)	(85)	(20)

Total owned receivables	$99,432	$5,782	6%	$11,125	13%

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

(2)	Personal non-credit card receivables are comprised of the following:

	June 30,	March 31,	June 30,
	2004	2004	2003

	(in millions)
Domestic personal non-credit card	$6,492	$5,907	$6,674
Union Plus personal non-credit card	576	640	862
Personal homeowner loans	3,408	3,384	3,851
Foreign personal non-credit card	3,543	3,412	2,728

Total personal non-credit card	$14,019	$13,343	$14,115

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

Net interest income The following table summarizes net interest income:

			Increase
			(Decrease)

Three months ended June 30	2004	2003	Amount	%

	(Restated)	(Restated)

	(dollars are in millions)
Finance and other interest income	$2,637	$2,503	$134	5.4%
Interest expense	707	689	18	2.6

Net interest income	$1,930	$1,814	$116	6.4%

Net interest income as a percent of average interest-earning assets, annualized	7.63%	7.94%

			Increase
			(Decrease)

Six months ended June 30	2004	2003	Amount	%

	(Restated)	(Restated)

	(dollars are in millions)
Finance and other interest income	$5,165	$5,047	$118	2.3%
Interest expense	1,415	1,605	(190)	(11.8)

Net interest income	$3,750	$3,442	$308	8.9%

Net interest income as a percent of average interest-earning assets, annualized	7.47%	7.61%

The increase in dollars of net interest income during both periods was due to higher average receivables and lower funding costs including the impact of purchase accounting fair value adjustments, partially offset by lower yields on our receivables, particularly real estate secured receivables. The lower yields reflect reduced pricing including higher levels of near-prime receivables, as well as the run-off of higher yielding real estate secured receivables, including second lien loans. The HSBC merger-related purchase accounting adjustments include both amortization of fair value adjustments to our external debt obligations (which reduced interest expense), and to our receivables (which reduced finance income). Net interest income for the quarter, excluding amortization of purchase accounting adjustments, which totaled $186 million in 2004 and $213 million in 2003, was $1.7 billion in 2004 and $1.6 billion in 2003. For the six month periods, net interest income excluding amortization of purchase accounting adjustments, which totaled $375 million in 2004 and $221 million in 2003, was $3.4 billion in 2004 and $3.2 billion in 2003.

Net interest income as a percentage of average interest earning assets declined during both the quarter and year-to-date period. As discussed above, lower yields on our receivables, partially offset by lower funding costs, including the impact of purchase accounting fair value adjustments, drove the decreases in both periods.

Our net interest margin on an owned basis was impacted by the loss of hedge accounting on the hedging relationships at the time of the merger. The loss of hedge accounting on the impacted hedging relationships reduced net interest income during the quarter by $68 million in 2004 and $129 million in 2003. For the six month period, the loss of hedge accounting on the impacted hedging relationships reduced net interest income by $139 million in 2004 and $133 million in 2003. The following table compares our reported net interest margin to what it otherwise would have been had hedge accounting not been lost:

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003

		Without		Without		Without		Without
		Loss of		Loss of		Loss of		Loss of
	As	Hedge	As	Hedge	As	Hedge	As	Hedge
	Reported	Accounting*	Reported	Accounting*	Reported	Accounting*	Reported	Accounting*

Net interest margin	7.63%	7.94%	7.94%	8.51%	7.47%	7.80%	7.61%	7.91%

*	Represents a non-GAAP financial measure which is being provided for comparison of our trends and should be read in conjunction with our reported results.

Our net interest income on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest income was $2.6 billion in the three months ended June 30, 2004, compared to managed basis net interest income of $2.5 billion in the three months ended June 30, 2003. For the six months ended June 30, 2004, managed basis net interest income was $5.2 billion, up 5.5 percent from $4.9 billion in the six months ended June 30, 2003. Net interest income as a percent of average managed interest-earning assets, annualized, was 8.28 percent in the current quarter and 8.26 percent year-to-date, compared to 8.78 and 8.53 percent in the year-ago periods. As discussed above, the decreases were due to lower yields on our receivables, particularly in real estate secured receivables, partially offset by lower funding costs, including the impact of purchase accounting fair value adjustments. Net interest income as a percent of receivables on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields.

Our net interest margin on a managed basis was impacted by the loss of hedge accounting as discussed above. The following table compares our reported net interest margin to what it otherwise would have been had hedge accounting not been lost:

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003

		Without		Without		Without		Without
		Loss of		Loss of		Loss of		Loss of
	As	Hedge	As	Hedge	As	Hedge	As	Hedge
	Reported	Accounting*	Reported	Accounting*	Reported	Accounting*	Reported	Accounting*

Net interest margin	8.28%	8.49%	8.78%	9.23%	8.26%	8.48%	8.53%	8.76%

*	Represents a non-GAAP financial measure which is being provided for comparison of our trends and should be read in conjunction with our reported results.

Provision for credit losses The following table summarizes provision for credit losses:

			Increase
			(Decrease)

	2004	2003	Amount	%

	(dollars are in millions)
Three months ended June 30	$997	$1,039	$(42)	(4.0)%
Six months ended June 30	1,925	2,049	(124)	(6.1)

Improving credit quality, partially offset by receivable growth, contributed to the decreases in the provision for credit losses. The provision as a percent of average owned receivables, annualized, was 4.13 percent in the current quarter and 4.06 percent year-to-date, compared to 4.82 and 4.83 percent in the year-ago periods. We recorded provision for owned credit losses $31 million greater than net charge-offs in the second quarter of 2004 and $11 million less than net charge-offs year-to-date. In the first quarter of 2004, provision for owned credit losses was less than net charge-off as receivable levels remained flat and credit quality improved. During the second quarter of 2004, the provision for owned credit losses was greater than net charge-offs due to receivable growth, partially offset by continued improvement is asset quality. Net charge-off dollars for the six-month period ended June 30, 2004 increased compared to the prior year period as higher delinquencies in the prior year due to adverse economic conditions migrated to charge-off. In 2003, we recorded provision for owned credit losses greater than net charge-offs of $108 million during the second quarter and $244 million during the first six months of 2003. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See Note 5, “Credit Loss Reserves” to the accompanying consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues The following table summarizes other revenues:

			Increase (Decrease)

Three months ended June 30	2004	2003	Amount	%

	(Restated)	(Restated)

	(dollars are in millions)
Securitization revenue	$266	$284	$(18)	(6.3)%
Insurance revenue	204	183	21	11.5
Investment income	30	33	(3)	(9.1)
Derivative income	124	574	(450)	(78.4)
Fee income	242	228	14	6.1
Taxpayer financial services income	6	3	3	100.0
Other income	180	86	94	100 +

Total other revenues	$1,052	$1,391	$(339)	(24.4)%

			Increase
			(Decrease)

Six months ended June 30
	2004	2003	Amount	%

	(Restated)	(Restated)

	(dollars are in millions)
Securitization revenue	$614	$727	$(113)	(15.5)%
Insurance revenue	415	360	55	15.3
Investment income	71	114	(43)	(37.7)
Derivative income	176	791	(615)	(77.7)
Fee income	507	517	(10)	(1.9)
Taxpayer financial services income	212	184	28	15.2
Other income	280	155	125	80.6

Total other revenues	$2,275	$2,848	$(573)	(20.1)%

Securitization revenue is the result of the securitization of our receivables and includes the following:

			Increase (Decrease)

Three months ended June 30
	2004	2003	Amount	%

	(dollars are in millions)
Net initial gains(1)	$22	$32	$(10)	(31.3)%
Net replenishment gains(1)	113	135	(22)	(16.3)
Servicing revenue and excess spread	131	117	14	12.0

Total	$266	$284	$(18)	(6.3)%

			Increase (Decrease)

Six months ended June 30
	2004	2003	Amount	%

	(dollars are in millions)
Net initial gains(1)	$25	$68	$(43)	(63.2)%
Net replenishment gains(1)	233	271	(38)	(14.0)
Servicing revenue and excess spread	356	388	(32)	(8.2)

Total	$614	$727	$(113)	(15.5)%

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

Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, decreased $176 million in the current quarter and $288 million year-to-date, compared to $175 million and $210 million in the year-ago periods as securitized receivables decreased.

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

Derivative income, which includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS 133 as well as the ineffectiveness or derivatives associated with our qualifying hedges is summarized in the tables below:

Three months ended June 30	2004	2003

	(in millions)
Net realized gains (losses)	$10	$68
Net unrealized gains (losses)	113	505
Ineffectiveness	1	1

Total	$124	$574

Six months ended June 30	2004	2003

	(in millions)
Net realized gains (losses)	$17	$70
Net unrealized gains (losses)	158	715
Ineffectiveness	1	6

Total	$176	$791

Compared to 2003, derivative income decreased in both periods during 2004 due to significantly lower levels of longer duration receive fixed swaps, the value of which benefited in 2003 from a declining interest rate environment. Lower derivative income in 2004 was largely the result of a significant decrease in the derivative portfolio which does not qualify for hedge accounting under SFAS 133, combined with a higher percentage of pay fixed swaps that increased in value as a result of interest rates rising in both periods. These derivatives remain economic hedges of the underlying debt instruments.

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

Taxpayer financial services income increased in the six-month period primarily due to lower funding costs as a result of our acquisition by HSBC.

Other income increased in both periods due to higher revenues from our mortgage and commercial operations, including a gain in the quarter of $79 million associated with the partial sale of a real estate investment.

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

The following table summarizes total costs and expenses:

			Increase (Decrease)

Three months ended June 30
	2004	2003	Amount	%

	(dollars are in millions)
Salaries and employee benefits	$457	$489	$(32)	(6.5)%
Sales incentives	90	83	7	8.4
Occupancy and equipment expenses	77	100	(23)	(23.0)
Other marketing expenses	131	135	(4)	(3.0)
Other servicing and administrative expenses	198	264	(66)	(25.0)
Support services from HSBC affiliates	196	-	196	100.0
Amortization of intangibles	79	78	1	1.3
Policyholders’ benefits	93	98	(5)	(5.1)

Total costs and expenses	$1,321	$1,247	$74	5.9%

			Increase (Decrease)

Six months ended June 30
	2004	2003	Amount	%

	(dollars are in millions)
Salaries and employee benefits	$942	$998	$(56)	(5.6)%
Sales incentives	168	122	46	37.7
Occupancy and equipment expenses	160	201	(41)	(20.4)
Other marketing expenses	263	278	(15)	(5.4)
Other servicing and administrative expenses	424	587	(163)	(27.8)
Support services from HSBC affiliates	373	-	373	100.0
Amortization of intangibles	195	92	103	100 +
Policyholders’ benefits	206	192	14	7.3
HSBC acquisition related costs incurred by Household	-	198	(198)	(100.0)

Total costs and expenses	$2,731	$2,668	$63	2.4%

The following table summarizes our owned basis efficiency ratio:

	2004	2003

	(Restated)	(Restated)
Three months ended June 30	42.5%	37.0%
Six months ended June 30:
GAAP basis	43.4	40.6
Excluding HSBC acquisition related costs(1)	43.4	37.4

(1)	Represents a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of our operating efficiency ratio to our owned basis GAAP efficiency ratio.

The increases in the 2004 efficiency ratios over the 2003 operating basis ratios were primarily attributable to an increase in expenses, as well as lower securitization revenue and lower derivative income. The year-to-date period increase also reflects higher intangible amortization.

Salaries and employee benefits decreased primarily due to the transfer of our technology personnel to HTSU. Excluding this change, salaries and employee benefits increased $27 million for the quarter and $59 million year-to-date as a result of increases in substantially all of our business units. For the six month period, these increases were partially offset by decreases in employee benefit expenses as a result of non-recurring expenses incurred in the first quarter of 2003 in conjunction with the merger.

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

Support services from HSBC affiliates includes the following:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2004	2004

	(in millions)
Technology and other services charged to us by HTSU	$188	$360
Support services, banking services and other miscellaneous expenses for services provided by subsidiaries of HSBC	8	13

Amortization of intangibles was essentially flat during the quarter. The increase in the six month period reflects higher amortization of intangibles established in conjunction with our acquisition by HSBC.

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

Consumer Segment The following table summarizes results for our Consumer segment:

			Increase (Decrease)

Three months ended June 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$256	$175	$81	46.3%
Net interest income	1,915	1,804	111	6.2
Fee income	85	79	6	7.6
Other revenues, excluding fee income	(210)	176	(386)	(100+ )
Intersegment revenues	26	30	(4)	(13.3)
Provision for credit losses	734	1,183	(449)	(38.0)
Total costs and expenses	647	594	53	8.9
Receivables	92,196	83,992	8,204	9.8
Assets	94,799	86,352	8,447	9.8
Net interest income as a percent of average interest-earning assets, annualized	8.41%	8.65%	-	-
Return on average managed assets	1.10	.82	-	-

			Increase (Decrease)

Six months ended June 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$560	$392	$168	42.9%
Net interest income	3,779	3,542	237	6.7
Fee income	179	176	3	1.7
Other revenues, excluding fee income	(391)	193	(584)	(100+ )
Intersegment revenues	48	56	(8)	(14.3)
Provision for credit losses	1,399	2,123	(724)	(34.1)
Total costs and expenses	1,274	1,159	115	9.9
Net interest income as a percent of average interest-earning assets, annualized	8.39%	8.62%	-	-
Return on average managed assets	1.22	.93	-	-

Our Consumer segment reported higher net income in both periods. Increases in net interest income and decreases in provision for credit losses were partially offset by higher operating expenses and substantially lower other revenues, excluding fee income. Net interest income increased primarily due to higher receivable levels. Net interest income as a percent of average interest-earning assets, annualized, decreased primarily due to lower yields on real estate secured receivables as a result of reduced pricing and higher levels of near-prime receivables, as well as the run-off of higher yielding real estate secured receivables, including second lien loans. Our auto finance business also reported lower net interest income as a percent of average interest-earning assets as we have targeted lower yielding but higher credit quality customers. Other revenues, excluding fee income, decreased as a result of a $383 million decline in securitization revenue during the quarter and $595 million year-to-date as a result of a decline in receivables securitized. Initial securitization levels were much lower in 2004 as we used funding from HSBC, including proceeds from receivable sales, to assist in the funding of our operations. Operating expenses increased as the result of additional operating costs to support the increased receivable levels including higher salaries and sales incentives.

During the first six months of 2004, we experienced improved credit quality. Our managed basis provision for credit losses, which includes both provision for owned basis receivables and over-the-life provision for receivables serviced with limited recourse, decreased in both the quarter and year-to-date periods as a result of improving credit quality and changes in securitization levels. Partially offsetting the decrease in managed loss provision was an increase in estimated losses on securitized receivables at auto finance during the second quarter. Although we experienced higher net charge-offs in our owned portfolio during the first six months of 2004 as a result of higher delinquency levels in prior quarters, our overall owned provision for credit losses was lower than net charge-offs because charge-offs are a lagging indicator of changes in credit quality. Over-the-life provisions for credit losses for securitized receivables recorded in any given period reflect the level and mix of securitizations in that period. Subsequent charge-offs of such receivables result in a decrease in the over-the-life reserves without any corresponding increase to managed loss provision. The combination of these factors, including changes in securitization levels, resulted in a decrease in managed loss reserves as net charge-offs were greater than the provision for credit losses by $163 million for the quarter and $482 million year-to-date. For 2003, we increased managed loss reserves by recording loss provision greater than net charge-offs of $302 million for the quarter and $371 million year-to-date.

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

The increase in return on average managed assets (“ROMA”) reflects higher net income as discussed above.

Credit Card Services Segment The following table summarizes results for our Credit Card Services segment.

			Increase (Decrease)

Three months ended June 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$120	$94	$26	27.7%
Net interest income	513	472	41	8.7
Fee income	335	295	40	13.6
Other revenues, excluding fee income	(56)	37	(93)	(100+ )
Intersegment revenues	6	7	(1)	(14.3)
Provision for credit losses	319	383	(64)	(16.7)
Total costs and expenses	284	269	15	5.6
Receivables	18,355	17,439	916	5.3
Assets	20,405	20,087	318	1.6
Net interest income as a percent of average interest-earning assets, annualized	10.15%	9.87%	-	-
Return on average managed assets	2.35	1.90	-	-

			Increase (Decrease)

Six months ended June 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$257	$222	$35	15.8%
Net interest income	1,041	950	91	9.6
Fee income	685	621	64	10.3
Other revenues, excluding fee income	(20)	95	(115)	(100+ )
Intersegment revenues	14	16	(2)	(12.5)
Provision for credit losses	740	775	(35)	(4.5)
Total costs and expenses	561	538	23	4.3
Net interest income as a percent of average interest-earning assets, annualized	10.08%	9.86%	-	-
Return on average managed assets	2.45	2.21	-	-

Our Credit Card Services segment reported higher net income in both periods. Increases in net interest income and fee income, and decreases in the provision for credit losses were partially offset by the impact of lower securitization levels and higher operating expenses. Net interest income and fee income increased as a result of higher receivable levels. Provision for credit losses decreased as a result of improving credit quality and changes in securitization levels. We decreased managed loss reserves by recording loss provision less than net charge-offs of $67 million for the quarter and $20 million year-to-date. For 2003, we decreased managed loss reserves by recording loss provision less than net charge-offs of $3 million for the quarter and increased managed loss reserves by recording loss provision greater than net charge-offs of $55 million year-to-date. Other revenues, excluding fee income, decreased primarily as a result of a decline in receivables securitized, including higher run-off.

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

International Segment The following table summarizes results for our International segment:

			Increase
			(Decrease)

Three months ended June 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$34	$44	$(10)	(22.7)%
Net interest income	196	181	15	8.3
Fee income	24	20	4	20.0
Other revenues, excluding fee income	101	77	24	31.2
Intersegment revenues	3	3	-	-
Provision for credit losses	93	85	8	9.4
Total costs and expenses	173	127	46	36.2
Receivables	11,380	10,186	1,194	11.7
Assets	12,342	11,172	1,170	10.5
Net interest income as a percent of average interest-earning assets, annualized	6.91%	7.22%	-	-
Return on average managed assets	1.10	1.64	-	-

			Increase (Decrease)

Six months ended June 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$62	$75	$(13)	(17.3)%
Net interest income	398	360	38	10.6
Fee income	44	39	5	12.8
Other revenues, excluding fee income	189	150	39	26.0
Intersegment revenues	7	6	1	16.7
Provision for credit losses	188	170	18	10.6
Total costs and expenses	345	265	80	30.2
Net interest income as a percent of average interest-earning assets, annualized	7.00%	7.33%	-	-
Return on average managed assets	1.01	1.43	-	-

Our International segment reported lower net income in both periods. The decrease in net income reflects higher provision for credit losses and operating expenses, partially offset by higher net interest income and other revenues, excluding fee income, and higher fee income. Applying constant currency rates, which uses the average rate of exchange for the 2003 period to translate current period net income, net income would have been lower by $2 million in the current quarter and $6 million year-to-date. Net interest income increased due to higher receivable levels. Net interest income as a percent of average interest-earning assets, annualized, decreased due to lower pricing, run-off of higher yielding receivables, a greater mix of personal non-credit card receivables and, for the quarter, a higher cost of funds. Provision for credit losses increased primarily due to increased levels of receivables. We increased managed loss reserves by recording loss provision greater than net charge-offs of $9 million during the current quarter, $12 million during the prior year quarter, $22 million during the six months ended June 30, 2004 and $30 million during the six months ended June 30, 2003. Other revenues, excluding fee income, increased due to higher insurance revenues, partially offset by decreases in securitization revenue as a result of a decline in receivables securitized. Total costs and expenses increased primarily due to higher salary expenses to support receivable growth and higher policyholder benefits, which resulted from increased insurance sales volumes.

Managed receivables increased 1.1 percent compared to $11.3 billion at March 31, 2004 primarily due to growth in our MasterCard/ Visa and personal non-credit card portfolios. Compared to June 30, 2003, managed receivables increased 11.7 percent as strong growth in our real estate secured and personal non-credit card portfolios since June 30, 2003 was partially offset by a decline in our MasterCard and Visa portfolio in the United Kingdom. Applying constant currency rates, managed receivables at June 30, 2004 would have been $.1 billion higher using March 31, 2004 exchange rates and $.8 billion lower using June 30, 2003 exchange rates.

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

Reconciliations of our managed basis segment results to managed basis and owned basis consolidated totals are as follows:

							Managed			Owned
		Credit			Adjustments/		basis			basis
		card	Inter-	All	reconciling		consolidated	Securitization		consolidated
	Consumer	services	national	other	items		totals	adjustments		totals

	(in millions)
Three months ended June 30, 2004 (Restated)
Net interest income	$1,915	$513	$196	$(42)	$-		$2,582	$(652	)(5)	$1,930
Fee income	85	335	24	(4)	-		440	(198	)(5)	242
Other revenues, excluding fee income	(210)	(56)	101	307	(34	)(2)	108	702	(5)	810
Intersegment revenues	26	6	3	(1)	(34	)(2)	-	-		-
Provision for credit losses	734	319	93	(1)	-		1,145	(148	)(5)	997
Total costs and expenses	647	284	173	217	-		1,321	-		1,321
Net income	256	120	34	45	(22)		433	-		433
Receivables	92,196	18,355	11,380	337	-		122,268	(22,836	)(6)	99,432
Assets	94,799	20,405	12,342	24,471	(8,648	)(4)	143,369	(22,836	)(6)	120,533

Three months ended June 30, 2003 (Restated)
Net interest income	$1,804	$472	$181	$77	$-		$2,534	$(720	)(5)	$1,814
Fee income	79	295	20	1	-		395	(167	)(5)	228
Other revenues, excluding fee income	176	37	77	643	(40	)(2)	893	270	(5)	1,163
Intersegment revenues	30	7	3	-	(40	)(2)	-	-		-
Provision for credit losses	1,183	383	85	3	2	(3)	1,656	(617	)(5)	1,039
Total costs and expenses	594	269	127	257	-		1,247	-		1,247
Net income	175	94	44	313	(27)		599	-		599
Receivables	83,992	17,439	10,186	958	-		112,575	(24,268	)(6)	88,307
Assets	86,352	20,087	11,172	27,037	(8,822	)(4)	135,826	(24,268	)(6)	111,558

Six months ended June 30, 2004 (Restated)
Net interest income	$3,779	$1,041	$398	$(62)	$-		$5,156	$(1,406	)(5)	$3,750
Fee income	179	685	44	(6)	-		902	(395	)(5)	507
Other revenues, excluding fee income	(391)	(20)	189	657	(67	)(2)	368	1,400	(5)	1,768
Intersegment revenues	48	14	7	(2)	(67	)(2)	-	-		-
Provision for credit losses	1,399	740	188	(2)	1	(3)	2,326	(401	)(5)	1,925
Total costs and expenses	1,274	561	345	551	-		2,731	-		2,731
Net income	560	257	62	67	(43)		903	-		903

Six months ended June 30, 2003 (Restated)
Net interest income	$3,542	$950	$360	$36	$-		$4,888	$(1,446	)(5)	$3,442
Fee income	176	621	39	3	-		839	(322	)(5)	517
Other revenues, excluding fee income	193	95	150	1,226	(77	)(2)	1,587	744	(5)	2,331
Intersegment revenues	56	16	6	(1)	(77	)(2)	-	-		-
Provision for credit losses	2,123	775	170	2	3	(3)	3,073	(1,024	)(5)	2,049
Total costs and expenses	1,159	538	265	706	-		2,668	-		2,668
HSBC acquisition related costs incurred by Household	-	-	-	198	-		198	-		198
Net income	392	222	75	351	(51)		989	-		989
Operating net income(1)	392	222	75	518	(51)		1,156	-		1,156

(1)	This non-GAAP financial measure is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. Operating net income excludes $167 million (after-tax) of HSBC acquisition related costs and other merger related items incurred by Household in 2003. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures.

(2)	Eliminates intersegment revenues.

(3)	Eliminates bad debt recovery sales between operating segments.

(4)	Eliminates investments in subsidiaries and intercompany borrowings.

(5)	Reclassifies net interest income, fee income and provision for credit losses relating to securitized receivables to other revenues.

(6)	Represents receivables serviced with limited recourse.

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

The following table summarizes owned basis credit losses:

	June 30,	March 31,	June 30,
	2004	2004	2003

	(dollars are in millions)
Owned credit loss reserves	$3,795	$3,753	$3,659
Reserves as a percent of:
Receivables	3.82%	4.01%	4.14%
Net charge-offs(1)	98.2	96.7	98.2
Nonperforming loans	103.0	96.7	94.6

(1)	Quarter-to-date, annualized

During the quarter ended June 30, 2004, credit loss reserves increased as the provision for owned credit losses was $32 million greater than net charge-offs reflecting growth in our loan portfolio, partially offset by improved asset quality. In the quarter ended June 30, 2003, provision for owned credit losses was $108 million greater than net charge-offs. Reserve levels at June 30, 2004 reflect the factors discussed above.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table summarizes managed credit loss reserves:

	June 30,	March 31,	June 30,
	2004	2004	2003

	(dollars are in millions)
Managed credit loss reserves	$5,699	$5,912	$5,639
Reserves as a percent of:
Receivables	4.66%	5.01%	5.01%
Net charge-offs(1)	104.2	102.5	104.9
Nonperforming loans	122.8	119.8	116.4

(1)	Quarter-to-date, annualized

See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of the non-GAAP financial measures to the comparable GAAP basis financial measure.

Delinquency - Owned Basis

The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	June 30,	March 31,	June 30,
	2004	2004	2003

Real estate secured	3.39%	3.87%	4.27%
Auto finance	2.12	1.68	2.49
MasterCard/ Visa	5.83	5.90	5.97
Private label	5.00	5.38	5.45
Personal non-credit card	8.92	9.64	9.39

Total	4.57%	5.01%	5.38%

Total owned delinquency decreased $137 million and 44 basis points compared to the prior quarter. This decrease is consistent with improvements in early delinquency roll rate trends we began to experience in the fourth quarter of 2003 as a result of improvements in the economy and better underwriting, including both improved modeling and improved credit quality of originations. The overall decrease in our real estate secured portfolio reflects receivable growth and improved collection efforts which were partially offset by the seasoning and maturation of the portfolio. The decrease in private label delinquency reflects improved underwriting, collections and credit models. The decrease in personal non-credit card delinquency reflects the positive impact of tightened underwriting and reduced marketing in our branches as well as improved collection efforts. The increase in auto finance delinquency reflects normal seasonal patterns and a temporary impact due to changes in collections.

Compared to a year ago, total delinquency decreased $200 million and 81 basis points as all products reported lower delinquency levels. The improvements are generally the result of improvements in the economy and better underwriting.

Net Charge-offs of Consumer Receivables – Owned Basis

The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables):

	June 30,	March 31,	June 30,
	2004	2004	2003

Real estate secured	1.04%	1.15%	1.03%
Auto finance	3.05	4.65	5.30
MasterCard/ Visa	9.91	8.66	10.43
Private label	5.06	5.29	6.41
Personal non-credit card	10.59	11.17	9.87

Total	4.02%	4.17%	4.34%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	1.47%	1.63%	1.46%

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

Owned Nonperforming Assets

	June 30,	March 31,	June 30,
	2004	2004	2003

	(dollars are in millions)
Nonaccrual receivables	$2,833	$3,003	$3,021
Accruing consumer receivables 90 or more days delinquent	849	876	844
Renegotiated commercial loans	2	2	2

Total nonperforming receivables	3,684	3,881	3,867
Real estate owned	624	656	486

Total nonperforming assets	$4,308	$4,537	$4,353

Credit loss reserves as a percent of nonperforming receivables	103.0%	96.7%	94.6%

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

Restructuring Policies and Practices
Historical Restructuring	Following Changes Implemented in the
Policies and Practices(1),(2),(3)	Third Quarter 2003 and in December 2004 (1),(3)

Real estate secured Real Estate – Overall • An account may be restructured if we receive two qualifying payments within the 60 days preceding	Real estate secured Real Estate – Overall • Accounts may be restructured upon receipt of two qualifying payments within the 60 days

Restructuring Policies and Practices
Historical Restructuring	Following Changes Implemented in the
Policies and Practices(1),(2),(3)	Third Quarter 2003 and in December 2004 (Continued)(1),(3)

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

Real estate secured Real Estate – Consumer Lending • Accounts whose borrowers agree to pay by automatic withdrawal are generally restructured upon receipt of one qualifying payment	Real estate secured Real Estate – Mortgage Services(5) • Accounts will generally not be eligible for restructure until nine months after origination and six months after acquisition

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

MasterCard and Visa • Typically, accounts qualify for restructuring if we receive two or three qualifying payments prior to	MasterCard and Visa • Typically, accounts qualify for restructuring if we receive two or three qualifying payments

Restructuring Policies and Practices
Historical Restructuring	Following Changes Implemented in the
Policies and Practices(1),(2),(3)	Third Quarter 2003 and in December 2004 (Continued)(1),(3)

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

Total Restructured by Restructure Period – Domestic Portfolio(1)

(Managed Basis)

	June 30,	March 31,	June 30,
	2004	2004	2003

	(dollars are in millions)
Never restructured	86.1%	84.7%	83.7%
Restructured:
Restructured in the last 6 months	4.8	6.2	7.2
Restructured in the last 7-12 months	4.0	3.9	3.8
Previously restructured beyond 12 months	5.1	5.2	5.3

Total ever restructured(2)	13.9	15.3	16.3

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1) (Managed Basis)

Real estate secured	$8,885	$9,506	$9,225
Auto finance	1,304	1,255	1,360
MasterCard/ Visa	639	505	580
Private label	830	990	1,146
Personal non-credit card	3,727	3,913	4,202

Total	$15,385	$16,169	$16,513

(As a percent of managed receivables)
Real estate secured	16.5%	18.9%	19.2%
Auto finance	14.0	13.9	17.3
MasterCard/ Visa	3.6	2.8	3.5
Private label	5.6	7.0	8.3
Personal non-credit card	25.0	26.3	26.8

Total(2)	13.9%	15.3%	16.3%

(1)	Excludes foreign businesses, commercial and other.

(2)	Total including foreign businesses was 13.0 percent at June 30, 2004, 14.4 percent at March 31, 2004, and 15.3 percent at June 30, 2003.

The amount of domestic and foreign managed receivables in forbearance, modification, rewrites or other account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.5 billion or ..4 percent of managed receivables at June 30, 2004, $1.0 billion or .8 percent of managed receivables at March 31, 2004 and $1.1 billion or 1.0 percent of managed receivables at June 30, 2003. For periods prior to June 30, 2004, all credit card approved consumer credit counseling accommodations are included in the reported statistics. As a result of our systems enhancements, we are now able to segregate which credit card approved consumer credit counseling accommodations included resetting the contractual delinquency status to current after January 1, 2003. Such accounts are included in the June 30, 2004 restructure statistics in the table above. Credit card credit counseling accommodations that did not include resetting contractual delinquency status are not reported in the table above or the June 30, 2004 statistics in this paragraph.

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

Due to affiliates and other HSBC related funding are summarized in the following table:

	June 30,	December 31,
	2004	2003

	(in billions)
Debt issued to HSBC subsidiaries:
Domestic short-term borrowings	$-	$2.6
Drawings on bank lines in the U.K.	4.7	3.4
Term debt	3.8	1.3
Preferred securities issued by Household Capital Trust VIII	.3	.3

Total debt issued to HSBC subsidiaries	8.8	7.6

Debt issued to HSBC clients:
Euro commercial paper	3.4	2.8
Term debt	.7	.4

Total debt issued to HSBC clients	4.1	3.2
Preferred stock issued to HSBC	1.1	1.1
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	2.8
Direct purchases from correspondents (cumulative)	1.5	-

Total real estate secured receivable activity with HSBC Bank USA	5.2	2.8

Total HSBC related funding	$19.2	$14.7

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

Long term debt (with original maturities over one year) decreased to $78.3 billion at June 30, 2004 from $79.6 billion at December 31, 2003. Significant issuances during the first six months of 2004 included the following:

•	$2.3 billion of domestic medium-term notes
•	$1.3 billion of foreign currency-denominated bonds (including $.3 billion which was issued to customers of HSBC)
•	$.7 billion of InterNotesSM (retail-oriented medium-term notes)
•	$1.3 billion of global debt
•	$1.7 billion of securities backed by home equity loans. For accounting purposes, these transactions were structured as secured financings.

Selected capital ratios are summarized in the following table:

	June 30,	December 31,
	2004	2003

	(Restated)	(Restated)
TETMA(1)	7.81%	7.03%
TETMA + Owned Reserves(1)	10.69	9.89
Tangible common equity to tangible managed assets(1)	5.79	5.04
Common and preferred equity to owned assets	15.33	14.69
Excluding purchase accounting adjustments:
TETMA(1)	9.65	8.94
TETMA + Owned Reserves(1)	12.54	11.81
Tangible common equity to tangible managed assets(1)	7.67	6.98

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-GAAP financial ratios that are used by Household management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

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

Receivables securitized (excluding replenishments of certificateholder interests) are summarized in the following table:

Three months ended June 30	2004	2003

	(in millions)
Auto finance	$300	$596
MasterCard/ Visa	500	-
Private label	190	250
Personal non-credit card	-	305

Total	$990	$1,151

Six months ended June 30	2004	2003

	(in millions)
Auto finance	$300	$1,007
MasterCard/ Visa	550	320
Private label	190	250
Personal non-credit card	-	815

Total	$1,040	$2,392

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

	Actual	Estimated
	Jan. 1	July 1	Estimated
	through	through	full year
	June 30, 2004	Dec. 31, 2004	2004

	(in billions)
Funding needs:
Net asset growth	$4	$9 - 10	$13 - 14
Commercial paper, term debt and securitization maturities	17	11 - 12	28 - 29
Other	-	2 - 3	2 - 3

Total funding needs, including growth	$21	$22 - 25	$43 - 46

Funding sources:
External funding, including HSBC clients	$18	$20 - 22	$38 - 40
HSBC and HSBC subsidiaries	3	2 - 3	5 - 6

Total funding sources	$21	$22 - 25	$43 - 46

Risk Management

Liquidity Risk There have been no significant changes in our approach to liquidity risk since December 31, 2003.

Interest Rate and Currency Risk HSBC has certain limits and benchmarks that serve as guidelines in determining appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit as of June 30, 2004 was $3 million, which includes risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $3.0 million. As of June 30, 2004, we had a PVBP position of $.2 million reflecting the impact of a one basis point increase in interest rates. Our total PVBP position was $.7 million at December 31, 2003 which does not change as a result of the loss of hedge accounting.

We also monitor the impact that an immediate hypothetical 100 basis points parallel increase or decrease in interest rates would have on our domestic net interest income. The following table summarizes such estimated impact:

	June 30,	December 31,
	2004	2003

	(in millions)
Decrease in net interest income following an immediate hypothetical 100 basis points parallel rise in interest rates	$338	$358
Increase in net interest income following an immediate hypothetical 100 basis points parallel fall in interest rates	$351	$369

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

This approach best reflects the economic risks inherent in our balance sheet. Despite the loss of hedge accounting for certain underlying debt instruments as discussed above, the interest rate derivative positions hedging specific debt issues remain effective economic transactions. At inception, each hedge was structured to match the critical terms of the underlying debt. The validity of these financial structures and the effectiveness of corresponding economic hedges has been subsequently confirmed by an independent third party. From March 29, 2003 through June 30, 2004, the daily change in price of a substantial number of these derivative instruments which do not qualify for hedge accounting under SFAS 133 correlated highly with the change in price of the underlying debt. In this analysis, there is no intent to manage or otherwise alter existing derivative contracts meaning that at maturity of the derivative and the underlying debt instrument, no net value remains, unlike a portfolio with a focus on trading. Thus the treatment of all hedges as if they were effective under SFAS 133 remains the most effective way of depicting the impact of interest rate changes. Nevertheless, we have calculated a sensitivity to a 100 basis point immediate rise and fall in interest rates at December 31, 2004 which considers the loss of hedge accounting. See our 2004 Form 10-K for the results of this sensitivity analysis.

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

There have been no significant changes in our approach to managing counterparty credit risk since December 31, 2003.

HOUSEHOLD INTERNATIONAL, INC.

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)

	(dollars are in millions)
Return on Average Assets:
Net income	$433	$599	$903	$989
HSBC acquisition related costs and other merger related items incurred by Household, after-tax	-	-	-	167

Operating net income	$433	$599	$903	$1,156

Average assets:
Owned basis	$117,467	$110,360	$118,428	$105,399
Serviced with limited recourse	23,568	24,080	24,422	24,118

Managed basis	$141,035	$134,440	$142,850	$129,517

Return on average owned assets	1.47%	2.17%	1.52%	1.88%
Return on average owned assets, operating basis	1.47	2.17	1.52	2.19
Return on average managed assets	1.23	1.78	1.26	1.53
Return on average managed assets, operating basis	1.23	1.78	1.26	1.79
Return on Average Common Shareholder’s Equity:
Net income	$433	$599	$903	$989
Dividends on preferred stock	(18)	(18)	(36)	(40)

Net income available to common shareholders	415	581	867	949
HSBC acquisition related costs and other merger related items incurred by Household	-	-	-	167

Operating net income available to common shareholders	$415	$581	$867	$1,116

Average common shareholder’s equity	$17,160	$15,094	$16,903	$12,321
Return on average common shareholder’s equity	9.7%	15.4%	10.3%	15.4%
Return on average common shareholder’s equity, operating basis	9.7	15.4	10.3	18.1
Net Interest Income:
Net interest income:
Owned basis	$1,930	$1,814	$3,750	$3,442
Serviced with limited recourse	652	720	1,406	1,446

Managed basis	$2,582	$2,534	$5,156	$4,888

Average interest-earning assets:
Owned basis	$101,238	$91,396	$100,457	$90,480
Serviced with limited recourse	23,568	24,080	24,422	24,118

Managed basis	$124,806	$115,476	$124,879	$114,598

Owned basis net interest margin	7.63%	7.94%	7.47%	7.61%
Managed basis net interest margin	8.28	8.78	8.26	8.53
Managed Basis Risk Adjusted Revenue:
Net interest income	$2,582	$2,534	$5,156	$4,888
Other revenues, excluding securitization revenue	984	1,275	2,055	2,444
Less: Net charge-offs	(1,367)	(1,344)	(2,809)	(2,616)

Risk adjusted revenue	$2,199	$2,465	$4,402	$4,716

Average interest-earning assets	$124,806	$115,476	$124,879	$114,598
Managed basis risk adjusted revenue	7.05%	8.54%	7.05%	8.23%

HOUSEHOLD INTERNATIONAL, INC.

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	Three months ended				Six months ended

	June 30,	March 31,	June 30,		June 30,	June 30,
	2004	2004	2003		2004	2003

	(dollars are in millions)
Consumer Net Charge-off Ratio:
Consumer net charge-offs:
Owned basis	$966	$970	$931		$1,936	$1,805
Serviced with limited recourse	401	472	412		873	811

Managed basis	$1,367	$1,442	$1,343		$2,809	$2,616

Average consumer receivables:
Owned basis	$96,189	$92,974	$85,836		$94,581	$84,379
Serviced with limited recourse	23,568	25,278	24,080		24,423	24,117

Managed basis	$119,757	$118,252	$109,916		$119,004	$108,496

Owned basis consumer net charge-off ratio	4.02%	4.17%	4.34%		4.09%	4.28%
Managed basis consumer net charge-off ratio	4.57	4.88	4.89		4.72	4.82
Reserves as a Percent of Net Charge-offs
Loss reserves:
Owned basis	$3,795	$3,753	$3,659		$3,795	$3,659
Serviced with limited recourse	1,904	2,159	1,980		1,904	1,980

Managed basis	$5,699	$5,912	$5,639		$5,699	$5,639

Net charge-offs:
Owned basis	$966	$970	$931		$1,936	$1,805
Serviced with limited recourse	401	472	412		873	811

Managed basis	$1,367	$1,442	$1,343		$2,809	$2,616

Owned basis reserves as a percent of net charge-offs	98.2%	96.7%	98.2	%(1)	98.0%	101.3	% (1)
Managed basis reserves as a percent of net charge-offs	104.2	102.5	104.9	(1)	101.4	107.8
Efficiency Ratio (restated):
Total costs and expenses less policyholders’ benefits	$1,228	$1,297	$1,149		$2,525	$2,476
HSBC acquisition related costs incurred by Household	-	-	-		-	(198)

Total costs and expenses less policyholders’ benefits, excluding nonrecurring items	$1,228	$1,297	$1,149		$2,525	$2,278

Net interest income and other revenues less policyholders’ benefits:
Owned basis	$2,889	$2,930	$3,107		$5,819	$6,098
Serviced with limited recourse	148	253	617		401	1,024

Managed basis	$3,037	$3,183	$3,724		$6,220	$7,122

Owned basis efficiency ratio	42.5%	44.3%	37.0%		43.4%	40.6%
Owned basis efficiency ratio, operating basis	42.5	44.3	37.0		43.4	37.4
Managed basis efficiency ratio	40.4	40.7	30.9		40.6	34.8
Managed basis efficiency ratio, operating basis	40.4	40.7	30.9		40.6	32.0

(1)	Ratio does not recompute from dollar figures presented due to rounding.

HOUSEHOLD INTERNATIONAL, INC.

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	June 30,	March 31,	June 30,
	2004	2004	2003

	(dollars are in millions)
Two-Months-and-Over-Contractual Delinquency:
Consumer two-months-and-over-contractual delinquency:
Owned basis	$4,534	$4,671	$4,734
Serviced with limited recourse	1,194	1,280	1,211

Managed basis	$5,728	$5,951	$5,945

Consumer receivables:
Owned basis	$99,115	$93,299	$87,915
Serviced with limited recourse	22,836	24,357	24,268

Managed basis	$121,951	$117,656	$112,183

Consumer two-months-and-over-contractual delinquency:
Owned basis	4.57%	5.01%	5.38%
Managed basis	4.70	5.06	5.30
Reserves as a Percent of Receivables:
Loss reserves:
Owned basis	$3,795	$3,753	$3,659
Serviced with limited recourse	1,904	2,159	1,980

Managed basis	$5,699	$5,912	$5,639

Receivables:
Owned basis	$99,432	$93,650	$88,307
Serviced with limited recourse	22,836	24,357	24,268

Managed basis	$122,268	$118,007	$112,575

Reserves as a percent of receivables:
Owned basis	3.82%	4.01%	4.14%
Managed basis	4.66	5.01	5.01
Reserves as a Percent of Nonperforming Loans:
Loss reserves:
Owned basis	$3,795	$3,753	$3,659
Serviced with limited recourse	1,904	2,159	1,980

Managed basis	$5,699	$5,912	$5,639

Nonperforming loans:
Owned basis	$3,684	$3,881	$3,867
Serviced with limited recourse	958	1,055	978

Managed basis	$4,642	$4,936	$4,845

Reserves as a percent of nonperforming loans:
Owned basis	103.0%	96.7%	94.6%
Managed basis	122.8	119.8	116.4

HOUSEHOLD INTERNATIONAL, INC.

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	June 30,	December 31,
	2004	2003

	(Restated)	(Restated)

	(dollars are in millions)
Equity Ratios
Tangible common equity:
Common shareholder’s equity	$17,379	$16,391
Exclude:
Unrealized gains (losses) on:
Derivatives classified as cash flow hedges	(97)	10
Securities available for sale and interest-only strip receivables	(163)	(167)
Intangible assets, net	(2,668)	(2,856)
Goodwill	(6,821)	(6,697)

Tangible common equity	7,630	6,681
Purchase accounting adjustments	2,449	2,548

Tangible common equity, excluding purchase accounting adjustments	$10,079	$9,229

Tangible shareholder’s equity:
Tangible common equity	$7,630	$6,681
Preferred stock	1,100	1,100
Mandatorily redeemable preferred securities of Household Capital Trusts	1,028	1,031
Adjustable Conversion-Rate Equity Security Units	525	519

Tangible shareholder’s equity	10,283	9,331
Purchase accounting adjustments	2,396	2,492

Tangible shareholder’s equity, excluding purchase accounting adjustments	$12,679	$11,823

Tangible shareholder’s equity plus owned loss reserves:
Tangible shareholder’s equity	$10,283	$9,331
Owned loss reserves	3,795	3,793

Tangible shareholder’s equity plus owned loss reserves	14,078	13,124
Purchase accounting adjustments	2,396	2,492

Tangible shareholder’s equity plus owned loss reserves, excluding purchase accounting adjustments	$16,474	$15,616

Tangible managed assets:
Owned assets	$120,533	$119,052
Receivables serviced with limited recourse	22,836	26,201

Managed assets	143,369	145,253
Exclude:
Intangible assets, net	(2,668)	(2,856)
Goodwill	(6,821)	(6,697)
Derivative financial assets	(2,158)	(3,016)

Tangible managed assets	131,722	132,684
Purchase accounting adjustments	(330)	(431)

Tangible managed assets, excluding purchase accounting adjustments	$131,392	$132,253

Equity ratios:
Common and preferred equity to owned assets	15.33%	14.69%
Tangible common equity to tangible managed assets	5.79	5.04
Tangible shareholder’s equity to tangible managed assets (“TETMA”)	7.81	7.03
Tangible shareholder’s equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)	10.69	9.89
Excluding purchase accounting adjustments:
Tangible common equity to tangible managed assets	7.67	6.98
TETMA	9.65	8.94
TETMA + Owned Reserves	12.54	11.81

Item 4.	Controls and Procedures

Disclosure Controls. As of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures were effective in timely alerting them to material information relating to Household International, Inc. required to be included in our periodic reports with the Securities and Exchange Commission.

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

Internal Controls. In our quarterly report on Form 10-Q for the period ended March 31, 2004, we reported that management had undertaken certain measures to strengthen the corporation’s internal controls relating to certain accounting processes. During the second quarter, management and the Audit Committee determined that the corporation’s internal control over financial reporting would benefit from a restructuring of responsibilities for certain functions in the corporation’s accounting department. Additional management is in the process of being transferred from other parts of the HSBC group and is expected to assume responsibilities in the third quarter.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

General. We are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. Certain of these actions are or purport to be class actions seeking damages in very large amounts. These actions assert violations of laws and/or unfair treatment of consumers. Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. We believe that our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition.

Merger Litigation. Several lawsuits were filed alleging violations of law with respect to the merger with HSBC. We believe that the claims lack merit and the defendants deny the substantive allegations of the lawsuits. These lawsuits are described below.

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

Consumer Lending Litigation. During the past several years, the press has widely reported certain industry related concerns that may impact us. Some of these involve the amount of litigation instituted against finance and insurance companies operating in certain states and the large awards obtained from juries in those states (Alabama and Mississippi are illustrative). Like other companies in this industry, some of our subsidiaries are involved in a number of lawsuits pending against them in these states. The Alabama and Mississippi cases, in particular, generally allege inadequate disclosure or misrepresentation of financing terms. In some suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Several of these suits purport to be class actions or have multiple plaintiffs. The judicial climate in these states is such that the outcome of all of these cases is unpredictable. Although our subsidiaries believe they have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Appropriate insurance carriers have been notified of each claim, and a number of reservations of rights letters have been received. Certain of the financing of merchandise claims have been partially covered by insurance.

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

Securities Litigation. In August 2002, we restated previously reported consolidated financial statements. The restatement related to certain MasterCard and Visa co-branding and affinity credit card relationships and a third party marketing agreement, which were entered into between 1992 and 1999. All were part of our Credit Card Services segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditor, KPMG LLP, advised us that, in its view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. The restatement resulted in a $155.8 million, after-tax, retroactive reduction to retained earnings at December 31, 1998. As a result of the restatement, and other corporate events, including, e.g., the 2002 settlement with 50 states and the District of Columbia relating to real estate lending practices, Household, and its directors, certain officers and former auditors, have been involved in various legal proceedings, some of which purport to be class actions. A number of these actions allege violations of federal securities laws, were filed between August and October 2002, and seek to recover damages in respect of allegedly false and misleading statements about our common stock. To date, none of the class claims has been certified. These legal actions have been consolidated into a single purported class action, Jaffe v. Household International, Inc., et al., No. 02 C 5893 (N.D. Ill., filed August 19, 2002), and a consolidated and amended complaint was filed on March  7, 2003. The amended complaint purports to assert claims under the federal securities laws, on behalf of all persons who purchased or otherwise acquired Household securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with Household’s sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we, and other defendants, filed a motion to dismiss the complaint. On March 19, 2004, the Court granted in part, and denied in part the defendants’ motion to dismiss the complaint. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. The Court has ordered that all factual discovery must be completed by January 13, 2006 and expert witness discovery must be completed by July 24, 2006.

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

Date: March 31, 2005

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