Form 10-Q/A
period 2004-09-30
HSBC Finance CORP
filed 2005-03-31
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/ A

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

This amended Quarterly Report on Form 10-Q/ A restates the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. We have not modified or updated the disclosures in the original Quarterly Report on Form 10-Q except as required to give effect to the restatement. As a result, this amended Quarterly Report on Form 10-Q/ A contains forward-looking information that has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Quarterly Report on Form 10-Q/ A and the original Quarterly Report on Form 10-Q is subject to updating and supplementing as provided in the periodic reports that we have filed and will file with the Securities and Exchange Commission after the original filing date of the Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Household International, Inc.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended		Nine months	March 29	January 1
	September 30,		ended	through	through
			September 30,	September 30,	March 28,
	2004	2003	2004	2003	2003

	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	(Restated)	(Restated)	(Restated)	(Restated)

	(in millions)
Finance and other interest income	$2,779	$2,570	$7,944	$5,148	$2,469
Interest expense	810	654	2,225	1,362	897

Net interest income	1,969	1,916	5,719	3,786	1,572
Provision for credit losses	1,123	1,001	3,048	2,074	976

Net interest income after provision for credit losses	846	915	2,671	1,712	596

Other revenues:
Securitization revenue	267	387	881	680	434
Insurance revenue	203	193	618	382	171
Investment income	36	37	107	71	80
Derivative income (expense)	72	(612)	248	177	2
Fee income	302	266	809	503	280
Taxpayer financial services (expense) income	(3)	2	209	5	181
Other income	163	68	443	159	64

Total other revenues	1,040	341	3,315	1,977	1,212

Costs and expenses:
Salaries and employee benefits	472	493	1,414	1,000	491
Sales incentives	91	77	259	162	37
Occupancy and equipment expenses	77	95	237	198	98
Other marketing expenses	174	128	437	267	139
Other servicing and administrative expenses	235	282	659	555	314
Support services from HSBC affiliates	183	-	556	-	-
Amortization of intangibles	83	82	278	162	12
Policyholders’ benefits	93	95	299	196	91
HSBC acquisition related costs incurred by Household	-	-	-	-	198

Total costs and expenses	1,408	1,252	4,139	2,540	1,380

Income before income tax expense	478	4	1,847	1,149	428
Income tax expense (benefit)	153	(18)	619	384	182

Net income	$325	$22	$1,228	$765	$246

The accompanying notes are an integral part of the consolidated financial statements.

Household International, Inc.

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2004	2003

	(Successor)	(Successor)
	(Restated)

	(in millions, except share data)
Assets
Cash	$274	$463
Securities	6,916	11,073
Receivables, net	104,225	91,027
Intangible assets, net	2,684	2,856
Goodwill	6,811	6,697
Properties and equipment, net	476	527
Real estate owned	601	631
Derivative financial assets	3,001	3,016
Other assets	2,740	2,762

Total assets	$127,728	$119,052

Liabilities
Debt:
Deposits	$51	$232
Commercial paper, bank and other borrowings	14,507	9,122
Due to affiliates, net	11,371	7,589
Long term debt (with original maturities over one year)	78,781	79,632

Total debt	104,710	96,575

Insurance policy and claim reserves	1,299	1,258
Derivative related liabilities	346	597
Other liabilities	3,546	3,131

Total liabilities	109,901	101,561

Shareholder’s equity
Preferred stock held by HNAH (held by HSBC at December 31, 2003)	1,100	1,100
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 50 shares issued	-	-
Additional paid-in capital	14,635	14,645
Retained earnings	1,627	1,303
Accumulated other comprehensive income	465	443

Total common shareholder’s equity	16,727	16,391

Total liabilities and shareholder’s equity	$127,728	$119,052

The accompanying notes are an integral part of the consolidated financial statements.

Household International, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S(S’) EQUITY

	Nine months	March 29	January 1
	ended	through	through
	September 30,	September 30,	March 28,
	2004	2003	2003

	Successor	Successor	(Predecessor)
	(Restated)	(Restated)

	(in millions)
Preferred stock
Balance at beginning of period	$1,100	$1,100	$1,193
Reclassification of preferred stock issuance costs	-	-	21
Redemption of preferred stock	-	-	(114)

Balance at end of period	$1,100	$1,100	$1,100

Common shareholder’s(s’) equity
Common stock
Balance at beginning of period	-	-	$552
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	(552)

Balance at end of period	-	-	$-

Additional paid-in capital
Balance at beginning of period	$14,645	$14,661	$1,911
Return of capital to HSBC	(31)	(18)	-
Employee benefit plans and other	21	14	10
Reclassification of preferred stock issuance costs	-	-	(21)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	12,761

Balance at end of period	$14,635	$14,657	$14,661

Retained earnings
Balance at beginning of period	$1,303	$-	$9,885
Net income	1,228	765	246
Dividends:
Preferred stock	(54)	(36)	(22)
Common stock	(850)	-	(412)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	(9,697)

Balance at end of period	$1,627	$729	$-

Accumulated other comprehensive income
Balance at beginning of period	$443	$-	$(695)
Net change in unrealized gains (losses) on:
Derivatives classified as cash flow hedges	44	-	101
Securities available for sale and interest-only strip receivables	(38)	114	(25)
Foreign currency translation adjustment	16	81	(24)

Other comprehensive income, net of tax	22	195	52
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	643

Balance at end of period	$465	$195	$-

Common stock in treasury
Balance at beginning of period	-	-	$(2,431)
Exercise of stock options	-	-	12
Issuance of common stock for employee benefit plans	-	-	12
Purchase of treasury stock	-	-	(164)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	2,571

Balance at end of period	-	-	$-

Total common shareholder’s(s’) equity	$16,727	$15,581	$14,661

Comprehensive income
Net income	$1,228	$765	$246
Other comprehensive income	22	195	52

Comprehensive income	$1,250	$960	$298

The accompanying notes are an integral part of the consolidated financial statements.

Household International, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months	March 29	January 1
	ended	through	through
	September 30,	September 30,	March 28,
	2004	2003	2003

	(Successor)	(Successor)	(Predecessor)
	(Restated)	(Restated)

	(in millions)
Cash flows from operating activities
Net income	$1,228	$765	$246
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	3,048	2,074	976
Insurance policy and claim reserves	(138)	(123)	47
Depreciation and amortization	367	232	53
Net change in interest-only strip receivables	410	259	30
Net change in other assets	49	781	(593)
Net change in other liabilities	182	(771)	616
Other, net	(520)	(73)	84

Net cash provided by (used in) operating activities	4,626	3,144	1,459

Cash flows from investing activities
Securities:
Purchased	(1,152)	(2,771)	(1,047)
Matured	1,179	2,107	584
Sold	790	470	768
Net change in short-term securities available for sale	3,323	960	(375)
Receivables:
Originations, net of collections	(42,123)	(27,386)	(8,255)
Purchases and related premiums	(597)	(2,070)	(129)
Initial and fill-up securitizations	24,250	18,320	7,300
Sales to affiliates	1,371	-	-
Properties and equipment:
Purchases	(55)	(70)	(21)
Sales	2	5	-

Net cash provided by (used in) investing activities	(13,012)	(10,435)	(1,175)

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	5,343	3,024	(514)
Net change in time certificates	(155)	97	150
Net change in due to affiliates, net	3,760	5,818	-
Long term debt issued	12,603	9,558	4,361
Long term debt retired	(12,581)	(11,337)	(4,030)
Issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts to HSBC	-	275	-
Redemption of company obligated mandatorily redeemable preferred securities of subsidiary trusts	-	(275)	-
Insurance:
Policyholders’ benefits paid	(124)	(106)	(36)
Cash received from policyholders	194	84	33
Shareholder’s(s’) dividends	(850)	(293)	(141)
Redemption of preferred stock	-	-	(114)
Purchase of treasury stock	-	-	(164)
Issuance of common stock for employee benefit plans	-	-	62

Net cash provided by (used in) financing activities	8,190	6,845	(393)

Effect of exchange rate changes on cash	7	41	(15)

Net change in cash	(189)	(405)	(124)
Cash at beginning of period	463	674	798

Cash at end of period	$274	$269	$674

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

Interim financial statement disclosures required by U.S. GAAP regarding segments are included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of this Form 10-Q/ A.

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

We have restated our consolidated financial statements for the previously reported period March 29, 2003 through December 31, 2003, the previously reported quarterly periods ended June 30, 2004 and March 31, 2004 and the three and nine month periods ended September 30, 2004. This amended Quarterly Report on Form 10-Q/A and the exhibits included herewith include all adjustments relating to the restatement for the periods covered by this report.

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

The period to period changes in the fair value of these derivative financial instruments have been recognized as either an increase or decrease in our current period earnings through derivative income. As part of the restatement process, we have reclassified all previous hedging results reflected in interest expense associated with the affected derivative financial instruments to derivative income. Our independent registered public accounting firm has reviewed the September 30, 2004 financial results and has provided us a review report under Statement on Auditing Standards No. 100, which review report is attached to this amended Quarterly Report on Form 10-Q/A as Exhibit 99.2.

The restatement effect on our pre-tax income and net income is summarized below.

	Restatements to Reported Income

				% Change
	Pre-Tax	Tax Effect	After-Tax	to Reported

	(dollars in millions)
March 29 through September 30, 2003	$(126)	$46	$(80)	(9.5)%
Nine months ended September 30, 2004	47	(17)	30	2.5
Quarter ended September 30, 2003	(708)	258	(450)	(95.3)
Quarter ended September 30, 2004	5	(2)	3	.9

A detailed summary of the impact of the restatement on our consolidated statement of income and on our consolidated balance sheet is as follows:

								March 29, 2003
	Three months ended		Three months ended			Nine months ended		through
	September 30, 2004		September 30, 2003			September 30, 2004		September 30, 2003

	As		As			As		As
	Previously	As	Previously		As	Previously	As	Previously		As
	Reported	Restated	Reported		Restated	Reported	Restated	Reported		Restated

	(in millions)
Consolidated Statement of Income:
Net interest income	$2,035	$1,969	$2,014	*	$1,916	$5,924	$5,719	$4,017	*	$3,786
Other revenues	969	1,040	951	*	341	3,064	3,315	1,873	*	1,977
Income before income tax expense	473	478	712		4	1,800	1,847	1,275		1,149
Income tax expense	151	153	240		(18)	602	619	430		384
Net income	322	325	472		22	1,198	1,228	845		765

	At September 30, 2004		At December 31, 2003

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

	(in millions)
Consolidated Balance Sheet:
Derivative financial assets	$3,033	$3,001	$3,118	$3,016
Long-term debt	78,516	78,781	79,464	79,632
Derivative related liabilities	353	346	600	597
Other liabilities	3,651	3,546	3,228	3,131
Common shareholder’s equity	16,912	16,727	16,561	16,391

*	Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

The resulting accounting does not reflect the economic reality of our hedging activity and has no impact on the timing or amount of operating cash flows or cash flows under any debt or derivative contract. It does not affect our ability to make required payments on our outstanding debt obligations. Furthermore, our economic risk management strategies have not required amendment.

3.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2004	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,393	$26	$(9)	$2,410
Money market funds	749	-	-	749
Time deposits	132	-	-	132
U.S. government and federal agency debt securities	2,355	-	(2)	2,353
Non-government mortgage backed securities	84	-	-	84
Other	1,155	1	(2)	1,154

Subtotal	6,868	27	(13)	6,882
Accrued investment income	34	-	-	34

Total securities available for sale	$6,902	$27	$(13)	$6,916

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$5,641	$11	$-	$5,652
Money market funds	794	-	-	794
Time deposits	952	-	-	952
U.S. government and federal agency debt securities	2,430	-	(2)	2,428
Marketable equity securities	14	4	-	18
Non-government mortgage backed securities	389	-	-	389
Other	794	2	-	796

Subtotal	11,014	17	(2)	11,029
Accrued investment income	44	-	-	44

Total securities available for sale	$11,058	$17	$(2)	$11,073

A summary of gross unrealized losses and related fair values as of September 30, 2004, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year

		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
September 30, 2004	Securities	Losses	Investments	Securities	Losses	Investments

	(in millions)
Corporate debt securities	121	$(3)	$305	195	$(6)	$566
U.S. government and federal agency debt securities	-	-	-	62	(2)	309
Other	24	(1)	147	42	(1)	98

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

4.	Receivables

Receivables consisted of the following:

	September 30,	December 31,
	2004	2003

	(in millions)
Real estate secured	$58,726	$51,221
Auto finance	6,823	4,138
MasterCard(1)/ Visa(1)	11,666	11,182
Private label	14,000	12,604
Personal non-credit card	14,888	12,832
Commercial and other	334	401

Total owned receivables	106,437	92,378
Purchase accounting fair value adjustments	272	419
Accrued finance charges	1,489	1,432
Credit loss reserve for owned receivables	(3,953)	(3,793)
Unearned credit insurance premiums and claims reserves	(620)	(703)
Interest-only strip receivables	559	1,036
Amounts due and deferred from receivable sales	41	258

Total owned receivables, net	104,225	91,027
Receivables serviced with limited recourse	20,175	26,201

Total managed receivables, net	$124,400	$117,228

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

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

Receivables serviced with limited recourse consisted of the following:

	September 30,	December 31,
	2004	2003

	(in millions)
Real estate secured	$165	$194
Auto finance	3,060	4,675
MasterCard/ Visa	8,843	9,967
Private label	3,921	5,261
Personal non-credit card	4,186	6,104

Total	$20,175	$26,201

The combination of receivables owned and receivables serviced with limited recourse, which comprises our managed portfolio, is shown below:

	September 30,	December 31,
	2004	2003

	(in millions)
Real estate secured	$58,891	$51,415
Auto finance	9,883	8,813
MasterCard/ Visa	20,509	21,149
Private label	17,921	17,865
Personal non-credit card	19,074	18,936
Commercial and other	334	401

Total	$126,612	$118,579

5.	Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

	(in millions)
Owned receivables:
Credit loss reserves at beginning of period	$3,795	$3,659	$3,793	$3,333
Provision for credit losses	1,123	1,001	3,048	3,050
Charge-offs	(1,068)	(976)	(3,176)	(2,908)
Recoveries	99	77	271	204
Other, net	4	18	17	100

Credit loss reserves for owned receivables	3,953	3,779	3,953	3,779

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	1,904	1,980	2,374	1,759
Provision for credit losses	(232)	420	169	1,444
Charge-offs	(418)	(459)	(1,343)	(1,314)
Recoveries	24	24	76	68
Other, net	(32)	(11)	(30)	(3)

Credit loss reserves for receivables serviced with limited recourse	1,246	1,954	1,246	1,954

Credit loss reserves for managed receivables	$5,199	$5,733	$5,199	$5,733

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

6.     Intangible Assets

Intangible assets consisted of the following:

		Accumulated	Carrying
September 30, 2004	Gross	Amortization	Value

	(in millions)
Purchased credit card relationships and related programs	$1,615	$296	$1,319
Retail services merchant relationships	270	82	188
Other loan related relationships	326	62	264
Trade names	717	-	717
Technology, customer lists and other contracts	281	85	196

Total	$3,209	$525	$2,684

		Amortization	Carrying
December 31, 2003	Gross	Accumulated	Value

	(in millions)
Purchased credit card relationships and related programs	$1,512	$149	$1,363
Retail services merchant relationships	270	41	229
Other loan related relationships	326	34	292
Trade names	717	-	717
Technology, customer lists and other contracts	281	26	255

Total	$3,106	$250	$2,856

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,	(in millions)

2004	$360
2005	345
2006	337
2007	320
2008	225

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

8.	Income Taxes

Our effective tax rates were as follows:

Three months ended September 30:
2004 (successor)(restated)	32.0%
2003 (successor)(restated)	(450.0)
Nine months ended September 30, 2004 (successor)(restated)	33.5
March 29 through September 30, 2003 (successor)(restated)	33.4
January 1 through March 28, 2003 (predecessor)	42.5

The effective tax rate for the three months ended September 30, 2003 was positively impacted by low income housing credits which more than offset the operational income tax expense for the period. The effective tax rate for the period January 1 through March 28, 2003 was adversely impacted by the non-deductibility of certain HSBC acquisition related costs. Excluding HSBC acquisition related costs of $198 million, which resulted in a $27 million tax benefit, our effective tax rate was 33.3 percent for the period January 1 through March 28, 2003.

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

10.     Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. The following tables present related party balances and the income and (expense) generated by related party transactions:

	September 30,	December 31,
	2004	2003

	(in millions)
Assets and (Liabilities):
Derivative financial assets, net	$2,491	$1,789
Other assets	2	1
Due to affiliates, net
HSBC and subsidiaries	(11,972)	(7,589)
HSBC Investments (North America) Inc.	601	-
Other liabilities	(109)	(26)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(in millions)
Income/(Expense):
Interest expense on borrowings from HSBC and subsidiaries	$(95)	$(23)	$(213)	$(28)
HSBC Bank USA, National Association:
Real estate secured servicing revenues	4	-	9	-
Real estate secured sourcing, underwriting and pricing revenues	1	-	3	-
Gain on sale of receivables	10	-	25	-
Other servicing, processing, origination and support revenues	3	-	8	-
Support services from HSBC affiliates	(183)	-	(556)	-
HSBC Technology and Services (USA) Inc.:
Rental revenue	8	-	24	-
Administrative services revenue	5	-	13	-
Other income from HSBC affiliates	4	-	4	-

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

11.     Pension and Other Postretirement Benefits

Components of net periodic benefit cost related to our defined benefit pension plans and our postretirement benefits other than pensions were as follows:

			Other Postretirement
	Pension Benefits		Benefits

Three months ended September 30	2004	2003	2004	2003

	(Successor)	(Successor)	(Successor)	(Successor)

	(in millions)
Service cost – benefits earned during the period	$14	$12	$1	$1
Interest cost	13	12	3	3
Expected return on assets	(23)	(16)	-	-
Amortization of prior service cost	-	-	-	-
Recognized (gains) losses	(1)	-	-	-

Net periodic benefit cost	$3	$8	$4	$4

	Pension Benefits			Other Postretirement Benefits

	Nine months	March 29	January 1	Nine months	March 29	January 1
	ended	through	through	ended	through	through
	September 30,	September 30,	March 28,	September 30,	September 30,	March 28,
	2004	2003	2003	2004	2003	2003

	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)

	(in millions)
Service cost – benefits earned during the period	$41	$24	$11	$3	$2	$1
Interest cost	40	24	5	10	7	1
Expected return on assets	(67)	(32)	(16)	-	-	2
Amortization of prior service cost	-	-	-	-	-	-
Recognized (gains) losses	(4)	-	14	-	-	-

Net periodic benefit cost	$10	$16	$14	$13	$9	$4

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

Household International, Inc.

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

Restatement

We have restated our consolidated financial statements for the previously reported period March 29, 2003 through December 31, 2003, the previously reported quarterly periods ended June 30, 2004 and March 31, 2004 and for the three and nine month periods ended September 30, 2004. This amended Quarterly Report on Form 10-Q/A and the exhibits included herewith include all adjustments relating to the restatement for the periods covered by this report.

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

Household International, Inc.

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

The period to period changes in the fair value of these derivative financial instruments have been recognized as either an increase or decrease in our current period earnings through derivative income. As part of the restatement process, we have reclassified all previous hedging results reflected in interest expense associated with the affected derivative financial instruments to derivative income. Our independent registered public accounting firm has reviewed our September 30, 2004 financial results and has provided us a review report under Statement on Auditing Standards No. 100, which review report is attached to this amended Quarterly Report on Form 10-Q/A as Exhibit 99.2.

The cumulative restatement is as follows for the periods presented below:

	Restatements to Reported Income

				% Change
	Pre-Tax	Tax Effect	After Tax	to Reported

	(dollars in millions)
March 29, 2003 through September 30, 2003	$(126)	$46	$(80)	(9.5)%
Nine months ended September 30, 2004	47	(17)	30	2.5
Quarter ended September 30, 2003	(708)	258	(450)	(95.3)
Quarter ended September 30, 2004	5	(2)	3	.9

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

Executive Overview

Household International, Inc. is principally a non-operating holding company and an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). Household may also be referred to in MD&A as “we”, “us”, or “our”. Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period beginning March 29, 2003. During the nine months ended September 30, 2003, the “predecessor” period contributed $246 million of net income and the “successor” period contributed $765 million of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, MD&A combines the “predecessor” period (January 1 to March 28, 2003) with the “successor” period (March 29 to September 30, 2003) to present “combined” results for the nine months ended September 30, 2003.

Household International, Inc.

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

In measuring our results, management’s primary focus is on managed receivable growth and operating net income (a non-GAAP financial measure which excludes $167 million, after-tax, of HSBC acquisition related costs and other merger related items incurred by Household in the first quarter of 2003.) See “Basis of Reporting” for further discussion of operating net income. Net income was $325 million for the quarter ended September 30, 2004, compared to net income of $22 million in the prior year quarter. The increase in net income during the quarter was attributable solely to higher derivative income. Derivative income increased $684 million in the current quarter as compared to the prior year quarter due to the impact of lower long term rates on our portfolio of receive fixed swaps and the impact of higher short term rates on our pay fixed swap portfolio. Excluding the impact of derivative income, net income was lower compared with the prior year quarter. The decrease was primarily due to higher operating expenses and higher provision for credit losses due to receivable growth, partially offset by higher net interest income. Net income for the first nine months of 2004 was $1,228 million, a 4 percent increase from operating net income of $1,178 million for the first nine months of 2003. The increase was primarily due to higher other revenues, including higher derivative income, and higher net interest income partially offset by higher operating expenses. Operating expenses increased due to receivable growth, increases in legal costs and, for the nine month period, higher amortization of intangibles which were established in connection with the HSBC merger. The increase in net interest income during both periods was due to higher average receivable balances offset by lower yields on our receivables, particularly in real estate secured and auto finance receivables.

Funding costs were higher during the three month period resulting from a rising interest rate environment. Other revenues increased during the nine month period due to higher derivative and other income, partially offset by reduced initial securitization activity. Amortization of purchase accounting fair value adjustments increased net income by $43 million for the quarter ended September 30, 2004, and by $103 million for the nine months ended September 30, 2004 and compared to $5 million for the quarter ended September 30, 2003 and $41 million for the nine months ended September 30, 2003.

Household International, Inc.

The financial information set forth below summarizes selected financial highlights of Household as of September 30, 2004 and 2003 and for the three and nine month periods ended September 30, 2004 and 2003.

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Successor)	(Successor)	(Successor)	(Combined)
	(Restated)	(Restated)	(Restated)	(Restated)

	(dollars are in millions)
Net income:(1)	$325	$22	$1,228	$1,011
Owned Basis Ratios:
Return on average owned assets (“ROA”)(1)	1.04%	.08%	1.36%	1.25%
Return on average common shareholder’s equity (“ROE”)(1)	7.1	.1	9.2	9.5
Net interest margin	7.29	7.98	7.41	7.74
Consumer net charge-off ratio, annualized	3.77	3.98	3.98	4.17
Efficiency ratio(1)(2)	45.1	53.5	44.0	44.0
Managed Basis Ratios:(3)
Return on average managed assets (“ROMA”)(1)	.89%	.06%	1.14%	1.02%
Net interest margin	7.88	8.79	8.13	8.62
Risk adjusted revenue	6.66	4.82	6.92	7.06
Consumer net charge-off ratio, annualized	4.38	4.68	4.61	4.77
Efficiency ratio(1)(2)	49.0	44.8	43.1	37.4

	September 30,	September 30,
	2004	2003

	(Successor)	(Successor)

	(dollars are in millions)
Receivables:
Owned basis	$106,437	$93,028
Managed basis(3)	126,612	117,137
Two-month-and-over contractual delinquency ratios:
Owned basis	4.43%	5.36%
Managed basis(3)	4.59	5.36

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

financial measure.

Household International, Inc.

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)

	(dollars are in millions)
Net income	$325	$22	$1,228	$1,011
HSBC acquisition related costs and other merger related items, after-tax	-	-	-	167

Operating net income	$325	$22	$1,228	$1,178

ROA	1.04%	.08%	1.36%	1.46%
ROE	7.1	.1	9.2	11.1
Owned basis efficiency ratio(2)	45.1	53.5	44.0	41.6
ROMA	.89	.06	1.14	1.19
Managed basis efficiency ratio(2)	49.0	44.8	43.1	35.4

(2)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.
(3)	Managed basis reporting is a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

Because HSBC reports results on a U.K. GAAP basis, our management also separately monitors earnings excluding goodwill amortization and net income under U.K. GAAP (non-GAAP financial measures). The following table summarizes U.K. GAAP results:

	Three months ended		Nine months	March
	September 30,		ended	29 through
			September 30,	September 30,
	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)

	(dollars are in millions)
Earnings excluding goodwill amortization – U.K. GAAP basis	$621	$576	$2,138	$1,095
Net income – U.K. GAAP basis	491	463	1,745	867

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

The private label receivables we expect to sell to HSBC Bank USA by year-end will have a principal balance of approximately $12 billion ($15 billion on a managed basis). Upon receipt of regulatory approval for transfer of the private label portfolio, we will adopt charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”) for our entire domestic private label and MasterCard and Visa portfolios. Following the transfer of the private label portfolio, we expect our net

Household International, Inc.

interest income and fee income will be substantially reduced, but our other income will substantially increase as we record gains from the initial and continuing sales of private label receivables in the future. We cannot predict with any degree of certainty the timing as to when or if regulatory approval will be received and, therefore, when the related asset transfers will be completed. However, if regulatory approval is received, we currently expect that adoption of FFIEC charge-off and account management policies for our domestic private label and MasterCard/ Visa credit card portfolios would result in a reduction to net income of approximately $130 million. We also currently expect that we will recognize an after tax gain on sale of approximately $370 million when the domestic private label portfolio is sold to HSBC Bank USA. Updates to the information on the financial impact of the proposed transfer will be reported as the regulatory approval process progresses and the amounts become certain.

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

Household International, Inc.

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

Household International, Inc.

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

U.K. GAAP Because HSBC reports results on a U.K. GAAP basis, our management also separately monitors net income and earnings excluding goodwill amortization under U.K. GAAP (non-GAAP financial measures). The following table reconciles our net income on a U.S. GAAP basis to earnings excluding goodwill amortization and net income on a U.K. GAAP basis:

	Three months
	ended		Nine months	March 29
	September 30,		ended	through
			September 30,	September 30,
	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)

	(in millions)
Net income – U.S. GAAP basis	$325	$22	$1,228	$765
Adjustments, net-of-tax:
Deferred origination expenses	5	(24)	(67)	(46)
Derivative financial instruments	(3)	453	(28)	37
Securitizations	177	(168)	426	(348)
Intangibles	46	46	163	97
Purchase accounting adjustments	76	181	387	560
Other	(5)	66	29	30

Earnings excluding goodwill amortization – U.K. GAAP basis	621	576	2,138	1,095
Goodwill amortization	(130)	(113)	(393)	(228)

Net income – U.K. GAAP basis	$491	$463	$1,745	$867

Differences between U.S. and U.K GAAP are as follows:

Deferred origination expenses

U.K. GAAP

•	Fee and commission income is accounted for in the period when receivable, except when it is charged to cover the costs of a continuing service to, or risk borne for, the customer, or is interest in nature. In these cases, it is recognized on an appropriate basis over the relevant period.
•	Loan origination costs are generally expensed as incurred. As permitted by U.K. GAAP, HSBC applies a restricted definition of the incremental, directly attributable origination expenses that are deferred and subsequently amortized over the life of the loans.

U.S. GAAP

•	Certain loan fee income and direct loan origination costs are amortized to the profit and loss account over the life of the loan as an adjustment to interest income (SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.)

Household International, Inc.

Derivative financial instruments

U.K. GAAP

•	Non-trading derivatives are those which are held for hedging purposes as part of our risk management strategy against cash flows, assets, liabilities, or positions measured on an accruals basis. Non-trading transactions include qualifying hedges and positions that synthetically alter the characteristics of specified financial instruments.
•	Non-trading derivatives are accounted for on an equivalent basis to the underlying assets, liabilities or net positions. Any profit or loss arising is recognized on the same basis as that arising from the related assets, liabilities or positions.
•	To qualify as a hedge, a derivative must effectively reduce the price, foreign exchange or interest rate risk of the asset, liability or anticipated transaction to which it is linked and be designated as a hedge at inception of the derivative contract. Accordingly, changes in the market value of the derivative must be highly correlated with changes in the market value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. If these criteria are met, the derivative is accounted for on the same basis as the underlying hedged item. Derivatives used for hedging purposes include swaps, forwards and futures.
•	Interest rate swaps are also used to alter synthetically the interest rate characteristics of financial instruments. In order to qualify for synthetic alteration, a derivative instrument must be linked to specific individual, or pools of similar, assets or liabilities by the notional principal and interest rate risk of the associated instruments, and must achieve a result that is consistent with defined risk management objectives. If these criteria are met, accrual based accounting is applied, i.e. income or expense is recognized and accrued to the next settlement date in accordance with the contractual terms of the agreement.
•	Any gain or loss arising on the termination of a qualifying derivative is deferred and amortized to earnings over the original life of the terminated contract. Where the underlying asset, liability or position is sold or terminated, the qualifying derivative is immediately marked-to-market through the profit and loss account.
•	Derivatives that do not qualify as hedges or synthetic alterations at inception are marked-to-market through the profit and loss account, with gains and losses included within “other income”.

U.S. GAAP

•	All derivatives must be recognized as either assets or liabilities in the balance sheet and be measured at fair value (SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”).
•	The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation as described below:

–	For a derivative designated as hedging exposure to changes in the fair value of a recognized asset or liability or a firm commitment, the gain or loss is recognized in earnings in the period of change together with the associated loss or gain on the hedged item attributable to the risk being hedged. Any resulting net gain or loss represents the ineffective portion of the hedge.
–	For a derivative designated as hedging exposure to variable cash flows of a recognized asset or liability, or of a forecast transaction, the derivative’s gain or loss associated with the effective portion of the hedge is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecast transaction affects earnings. The ineffective portion is reported in earnings immediately.
–	For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the change in fair value of the derivative associated with the effective portion of the hedge is included as a component of other comprehensive income, together with the associated loss or gain on the hedged item. The ineffective portion is reported in earnings immediately.

Household International, Inc.

–	In order to apply hedge accounting it is necessary to comply with documentation requirements and to demonstrate the effectiveness of the hedge on an ongoing basis.
–	For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change in fair value.

Securitizations

U.K. GAAP

•	FRS 5, “Reporting the Substance of Transactions,” requires that the accounting for securitized receivables is governed by whether the originator has access to the benefits of the securitized assets and exposure to the risks inherent in those benefits and whether the originator has a liability to repay the proceeds of the note issue:

–	The securitized assets should be derecognized in their entirety and a gain or loss on sale recorded where the originator retains no significant benefits and no significant risks relating to those securitized assets.
–	The securitized assets and the related finance should be consolidated under a linked presentation where the originator retains significant benefits and significant risks relating to those securitized assets but where the downside exposure is limited to a fixed monetary amount and certain other conditions are met.
–	The securitized assets and the related finance should be consolidated on a gross basis where the originator retains significant benefits and significant risks relating to those securitized assets and does not meet the conditions required for linked presentation.
–	The run-off of prior period transactions and a lower volume of transactions have resulted in lower income under U.S. GAAP in the quarter and year-to-date periods and, therefore, higher reported net income under U.K. GAAP.

U.S. GAAP

•	SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” requires that receivables that are sold to a special purpose entity and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over those securitized assets.
•	Control has been surrendered over transferred assets if and only if all of the following conditions are met:

–	The transferred assets have been put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.
–	Each holder of interests in the transferee (i.e., holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.
–	The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.
–	If these conditions are not met the securitized assets should continue to be consolidated.

•	Where we retain an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the special purpose entity, we recognize this interest at fair value on sale of the assets.
•	There are no provisions for linked presentation of securitized assets and the related finance.

Household International, Inc.

Intangibles

U.K. GAAP

•	An intangible asset is recognized separately from goodwill where it is identifiable and controlled. It is identifiable only if it can be disposed of or settled separately without disposing of the whole business. Control requires legal rights or custody over the item.
•	An intangible asset purchased as part of a business combination is capitalized at fair value based on its replacement cost, which is normally its estimated market value.

U.S. GAAP

•	An intangible asset is recognized separately from goodwill when it arises from contractual or other legal rights or if it is separable, i.e. it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged in combination with a related contract, asset or liability. The effect of this is that certain intangible assets such as trademarks and customer relationships are recognized under U.S. GAAP, although such assets will not be recognized under U.K. GAAP.
•	Intangible assets are initially recognized at fair value. An intangible asset with a finite useful life is amortized over the period for which it contributes to the future cash flows of the entity. An intangible asset with an indefinite useful life is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Purchase accounting adjustments – The reconciling “purchase accounting adjustments” predominantly reflect:

•	the measurement of equity consideration at the date the terms of acquisition are agreed and announced under U.S. GAAP; under U.K. GAAP equity consideration is measured at the date of acquisition;
•	recognition of deferred tax on all fair value adjustment under U.S. GAAP, and corresponding amortization post-acquisition;
•	non-recognition of residual interests in securitization vehicles existing at acquisition under U.K. GAAP. Instead, the assets and liabilities of the securitization vehicles are recognized on the U.K. GAAP balance sheet, and credit provisions are established against the loans and advances. This GAAP adjustment existing at acquisition unwinds over the life of the securitization vehicles; and
•	certain costs which under U.K. GAAP, relate to either post-acquisition management decisions or certain decisions made prior to the acquisition are required to be expensed to the post-acquisition profit and loss account and cannot be capitalized as goodwill, or included within the fair value of the liabilities of the acquired entity.

Other – Includes adjustments related to suspension of interest accruals on nonperforming loans, capitalized software costs and other items.

•	Capitalized software costs

–	U.K. GAAP – HSBC generally expenses costs of software developed for internal use. If it can be shown that conditions for capitalization are met under FRS 10, “Goodwill and intangible assets,” or FRS 15, “Tangible fixed assets”, the software is capitalized and amortized over its useful life. Website design and content development costs are capitalized only to the extent that they lead to the creation of an enduring asset delivering benefits at least as great as the amount capitalized.
–	U.S. GAAP – The American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 98-1, “Accounting for the costs of computer software developed or obtained for internal use,” requires that all costs incurred in the preliminary project and post implementation stages of internal software development be expensed. Costs incurred in the application development stage must be capitalized and amortized over their estimated useful life. Website design costs are capitalized and website content development costs are expensed as they are incurred.

Household International, Inc.

Goodwill amortization

U.K. GAAP

•	Goodwill arising on acquisitions of subsidiary undertakings, associates or joint ventures prior to 1998 was charged against reserves in the year of acquisition.
•	For acquisitions made on or after January 1, 1998, goodwill is included in the balance sheet and amortized over its estimated useful life on a straight-line basis. U.K. GAAP allows goodwill previously eliminated against reserves to be reinstated, but does not require it.
•	Goodwill included in the balance sheet is tested for impairment when necessary by comparing the recoverable amount of an entity with the carrying value of its net assets, including attributable goodwill. The recoverable amount of an entity is the higher of its value in use, generally the present value of the expected future cash flows from the entity, and its net realizable value.
•	At the date of disposal of subsidiaries, associates or joint ventures, any unamortized goodwill or goodwill charged directly against reserves is included in our share of the undertakings’ total net assets in the calculation of the gain or loss on disposal.
•	Where quoted securities are issued as part of the purchase consideration in an acquisition, the fair value of those securities for the purpose of determining the cost of acquisition is the market price at the date of completion.

U.S. GAAP

•	Goodwill acquired up to June 30, 2001 was capitalized and amortized over its useful life but not more than 25 years. The amortization of previously acquired goodwill ceased from December 31, 2001.
•	SFAS 142, “Goodwill and Other Intangible Assets” requires that goodwill should not be amortized but should be tested for impairment annually at the reporting unit level by applying a fair-value-based test.
•	The goodwill of a reporting unit should be tested for impairment between annual tests in response to events or changes in circumstance which could result in an impairment.
•	Where quoted securities are issued as part of the purchase consideration in an acquisition, the fair value of those securities for the purpose of determining the cost of acquisition is the average market price of the securities for a reasonable period before and after the date that the terms of the acquisition are agreed and announced.

Quantitative Reconciliations of Non-GAAP Financial Measures to GAAP Financial Measures For a reconciliation of managed basis net interest income, fee income and provision for credit losses to the comparable owned basis amounts, see “Segment Results - Managed Basis” in this MD&A. For a reconciliation of our owned loan portfolio by product to our managed loan portfolio, see Note 4, “Receivables,” to the accompanying consolidated financial statements. For additional quantitative reconciliations of non-GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to GAAP Financial Measures.”

Household International, Inc.

Receivables Review

The following table summarizes owned receivables at September 30, 2004 and increases (decreases) over prior periods:

		Increases (decreases) from

		June 30, 2004		September 30, 2003
	September 30,
	2004	$	%	$	%

	(dollars are in millions)
Real estate secured	$58,726	$2,693	4.8%	$5,957	11.3%
Auto finance	6,823	1,364	25.0	3,122	84.4
MasterCard(1)/ Visa(1)	11,666	850	7.9	1,774	17.9
Private label	14,000	1,241	9.7	1,593	12.8
Personal non-credit card(2)	14,888	869	6.2	1,038	7.5
Commercial and other	334	(12)	(3.5)	(75)	(18.3)

Total owned receivables	$106,437	$7,005	7.0%	$13,409	14.4%

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

(2)	Personal non-credit card receivables are comprised of the following:

	September 30,	June 30,	September 30,
	2004	2004	2003

	(in millions)
Domestic personal non-credit card	$7,141	$6,492	$6,459
Union Plus personal non-credit card	510	576	755
Personal homeowner loans	3,535	3,408	3,735
Foreign personal non-credit card	3,702	3,543	2,901

Total personal non-credit card	$14,888	$14,019	$13,850

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

Household International, Inc.

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

Net interest income The following table summarizes net interest income:

			Increase
			(Decrease)

Three months ended September 30	2004	2003	Amount	%

	(Restated)	(Restated)

	(dollars are in millions)
Finance and other interest income	$2,779	$2,570	$209	8.1%
Interest expense	810	654	156	23.9

Net interest income	$1,969	$1,916	$53	2.8%

Net interest income as a percent of average interest-earning assets, annualized	7.29%	7.98%

			Increase
			(Decrease)

Nine months ended September 30	2004	2003	Amount	%

	(Restated)	(Restated)

	(dollars are in millions)
Finance and other interest income	$7,944	$7,617	$327	4.3%
Interest expense	2,225	2,259	(34)	(1.5)

Net interest income	$5,719	$5,358	$361	6.7%

Net interest income as a percent of average interest-earning assets, annualized	7.41%	7.74%

The increase in dollars of net interest income during the quarter was due to higher average receivables, partially offset by lower yields on our receivables, particularly real estate secured and auto finance receivables, and higher funding costs as a result of a rising interest rate environment. The year-to-date increase was due to higher average receivables and lower funding costs including a higher impact from purchase accounting fair value adjustments, partially offset by lower yields. The lower yields reflect reduced pricing, including higher levels of near prime receivables, as well as the run-off of higher yielding real estate secured receivables, including second lien loans largely due to refinance activity. We experienced a higher benefit from the amortization of purchase accounting fair value adjustments in both periods. Our purchase accounting fair value adjustments include both amortization of fair value adjustments to our external debt obligations and to our receivables. Amortization of purchase accounting fair value adjustments increased net interest income during the quarter by $174 million in 2004 and $182 million in 2003. For the nine month period, amortization of purchase accounting fair value adjustments increased net interest income by $549 million in 2004 and $403 million in 2003.

Household International, Inc.

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

Our net interest margin on an owned basis was impacted by the loss of hedge accounting on the hedging relationships at the time of the merger. The loss of hedge accounting on the impacted hedging relationships reduced net interest income during the quarter by $66 million in 2004 and $98 million in 2003. For the nine month period, the loss of hedge accounting on the impacted hedging relationships reduced net interest income by $205 million in 2004 and $231 million in 2003. The following table compares our reported net interest margin to what it otherwise would have been had hedge accounting not been lost:

	Three months ended		Three months ended		Nine months ended		Nine months ended
	?September 30, 2004		?September 30, 2003		September 30, 2004		?September 30, 2003

		Without		Without		Without		Without
		Loss of		Loss of		Loss of		Loss of
	As	Hedge	As	Hedge	As	Hedge	As	Hedge
	Reported	Accounting*	Reported	Accounting*	Reported	Accounting*	Reported	Accounting*

Net interest margin	7.29%	7.54%	7.98%	8.39%	7.41%	7.67%	7.74%	8.07%

*	Represents a non-GAAP financial measure which is being provided for comparison of our trends and should be read in conjunction with our reported results.

Our net interest income on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest income was $2,550 million in the three months ended September 30, 2004, down 3 percent from $2,631 million in the three months ended September 30, 2003. For the nine months ended September 30, 2004, managed basis net interest income was $7,706 million, up 2 percent from $7,519 million in the nine months ended September 30, 2003. Net interest income as a percent of average managed interest-earning assets, annualized, was 7.88 percent in the current quarter and 8.13 percent year-to-date, compared to 8.79 and 8.62 percent in the year-ago periods. As discussed above, the decreases were due to lower yields on our receivables, particularly in real estate secured and auto finance receivables and, in the three month period, higher funding costs resulting from a rising interest rate environment. For the nine month period, the lower yields were partially offset by lower funding costs including a higher benefit from amortization of purchase accounting fair value adjustments. Net interest income as a percent of receivables on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields.

Our net interest margin on a managed basis was impacted by the loss of hedge accounting as discussed above. The following table compares our reported net interest margin to what it otherwise would have been had hedge accounting not been lost:

	Three months ended		Three months ended		Nine months ended		Nine months ended
	?September 30, 2004		?September 30, 2003		September 30, 2004		?September 30, 2003

		Without		Without		Without		Without
		Loss of		Loss of		Loss of		Loss of
	As	Hedge	As	Hedge	As	Hedge	As	Hedge
	Reported	Accounting*	Reported	Accounting*	Reported	Accounting*	Reported	Accounting*

Net interest margin	7.88%	8.08%	8.79%	9.12%	8.13%	8.34%	8.62%	8.89%

*	Represents a non-GAAP financial measure which is being provided for comparison of our trends and should be read in conjunction with our reported results.

Household International, Inc.

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

Other revenues The following table summarizes other revenues:

			Increase (Decrease)

Three months ended September 30	2004	2003	Amount	%

	(Restated)	(Restated)

	(dollars are in millions)
Securitization revenue	$267	$387	$(120)	(31.0)%
Insurance revenue	203	193	10	5.2
Investment income	36	37	(1)	(2.7)
Derivative income (expense)	72	(612)	684	100	+
Fee income	302	266	36	13.5
Taxpayer financial services (expense) income	(3)	2	(5)	(100+	)
Other income	163	68	95	100	+

Total other revenues	$1,040	$341	$699	100.0%

Household International, Inc.

			Increase (Decrease)

Nine months ended September 30	2004	2003	Amount	%

	(Restated)	(Restated)

	(dollars are in millions)
Securitization revenue	$881	$1,114	$(233)	(20.9)%
Insurance revenue	618	553	65	11.8
Investment income	107	151	(44)	(29.1)
Derivative income	248	179	69	38.5
Fee income	809	783	26	3.3
Taxpayer financial services income	209	186	23	12.4
Other income	443	223	220	98.7

Total other revenues	$3,315	$3,189	$126	4.0%

Securitization revenue is the result of the securitization of our receivables and includes the following:

			Increase (Decrease)

Three months ended September 30	2004	2003	Amount	%

	(dollars are in millions)
Net initial gains(1)	$-	$25	$(25)	(100.0)%
Net replenishment gains(1)	112	138	(26)	(18.8)
Servicing revenue and excess spread	155	224	(69)	(30.8)

Total	$267	$387	$(120)	(31.0)%

			Increase (Decrease)

Nine months ended September 30	2004	2003	Amount	%

	(dollars are in millions)
Net initial gains(1)	$25	$92	$(67)	(72.8)%
Net replenishment gains(1)	344	410	(66)	(16.1)
Servicing revenue and excess spread	512	612	(100)	(16.3)

Total	$881	$1,114	$(233)	(20.9)%

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

Household International, Inc.

Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, decreased $122 million in the current quarter and $410 million year-to-date, compared to decreases of $79 million in the third quarter of 2003 and $289 million for the year-to-date period as securitized receivables decreased.

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

Derivative income (expense), which includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS 133 as well as the ineffectiveness on derivatives associated with our qualifying hedges is summarized in the tables below:

Three months ended September 30	2004	2003

	(in millions)
Net realized gains (losses)	$19	$(15)
Net unrealized gains (losses)	53	(596)
Ineffectiveness	—	(1)

Total	$72	$(612)

Nine months ended September 30	2004	2003

	(in millions)
Net realized gains (losses)	$36	$55
Net unrealized gains (losses)	211	119
Ineffectiveness	1	5

Total	$248	$179

Derivative income increased in both periods. Compared to the prior year quarter, derivative income increased $684 million. Derivative income in the prior year quarter was impacted by a substantial increase in the yield curve during the first half of the quarter causing a significant decline in the value of our receive fixed swaps. These swaps were terminated during the prior year quarter as part of our strategy to regain the use of shortcut accounting. Derivative income for the current quarter reflects the impact of lower long term rates on our portfolio of receive fixed swaps and the impact of higher short term rates on our pay fixed swap portfolio.

For the nine month periods, derivative income reflects the impact of higher interest rates and the shift in mix to a predominately pay fixed swap portfolio. These derivatives remain economic hedges of the underlying debt instruments.

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

Taxpayer financial services income, increased during the nine-month period ended September 30, 2004 primarily due to lower funding costs as a result of our acquisition by HSBC.

Household International, Inc.

Other income, increased in both periods due to higher revenues from our mortgage operations. The increase in the three month period also reflects higher enhancement services income and higher gains on miscellaneous asset sales.

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

The following table summarizes total costs and expenses:

			Increase
			(Decrease)

Three months ended September 30	2004	2003	Amount	%

	(dollars are in millions)
Salaries and employee benefits	$472	$493	$(21)	(4.3)%
Sales incentives	91	77	14	18.2
Occupancy and equipment expenses	77	95	(18)	(18.9)
Other marketing expenses	174	128	46	35.9
Other servicing and administrative expenses	235	282	(47)	(16.7)
Support services from HSBC affiliates	183	-	183	100.0
Amortization of intangibles	83	82	1	1.2
Policyholders’ benefits	93	95	(2)	(2.1)

Total costs and expenses	$1,408	$1,252	$156	12.5%

			Increase (Decrease)

Nine months ended September 30	2004	2003	Amount	%

	(dollars are in millions)
Salaries and employee benefits	$1,414	$1,491	$(77)	(5.2)%
Sales incentives	259	199	60	30.2
Occupancy and equipment expenses	237	296	(59)	(19.9)
Other marketing expenses	437	406	31	7.6
Other servicing and administrative expenses	659	869	(210)	(24.2)
Support services from HSBC affiliates	556	-	556	100.0
Amortization of intangibles	278	174	104	59.8
Policyholders’ benefits	299	287	12	4.2
HSBC acquisition related costs incurred by Household	-	198	(198)	(100.0)

Total costs and expenses	$4,139	$3,920	$219	5.6%

Salaries and employee benefits decreased primarily due to the transfer of our technology personnel to HTSU. Excluding this change, salaries and employee benefits increased $40 million for the quarter and $99 million year-to-date as a result of additional staffing, primarily in our consumer lending, mortgage services and international businesses to support growth and in our compliance functions. For the nine month period, these increases were partially offset by decreases in employee benefit expenses as a result of non-recurring expenses incurred in the first quarter of 2003 in conjunction with the merger.

Household International, Inc.

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

Amortization of intangibles was essentially flat during the quarter. The increase in the nine month period reflects higher amortization of intangibles established in conjunction with our acquisition by HSBC.

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

The following table summarizes our owned basis efficiency ratio:

	2004	2003

	(Restated)	(Restated)
Three months ended September 30	45.1%	53.5%
Nine months ended September 30:
GAAP Basis	44.0	44.0
Excluding HSBC acquisition related costs(1)	44.0	41.6

(1)	Represents a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of our operating efficiency ratio to our owned basis GAAP efficiency ratio.

The efficiency ratio improved during the three months ended September 30, 2004 primarily as a result of significantly higher derivative income in the three months ended September 30, 2004, partially offset by higher operating expenses, lower securitization revenue and lower net interest income as a percentage of average interest earning assets. Excluding the impact of the HSBC acquisition related costs, the efficiency ratio deteriorated during the nine months ended September 30, 2004 due to higher operating expenses, including higher intangible amortization in the year-to-end period, lower securitization revenue and lower net interest income as a percentage of average interest earning assets, partially offset by higher derivative income.

Segment Results – Managed Basis

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our consumer lending, mortgage services, retail services and auto finance businesses.

Household International, Inc.

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

Consumer Segment The following table summarizes results for our Consumer segment:

			Increase (Decrease)

Three months ended September 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$294	$287	$7	2.4%
Net interest income	1,956	1,875	81	4.3
Securitization revenue	(547)	(42)	(505)	(100+ )
Fee and other income	187	153	34	22.2
Intersegment revenues	26	27	(1)	(3.7)
Provision for credit losses	506	920	(414)	(45.0)
Total costs and expenses	619	606	13	2.1
Receivables	95,946	87,739	8,207	9.4
Assets	98,099	90,108	7,991	8.9
Net interest income as a percent of average interest-earning assets, annualized	8.20%	8.65%	-	-
Return on average managed assets	1.22	1.30	-	-

			Increase (Decrease)

Nine months ended September 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$855	$679	$176	25.9%
Net interest income	5,735	5,417	318	5.9
Securitization revenue	(1,089)	12	(1,101)	(100+ )
Fee and other income	516	467	49	10.5
Intersegment revenues	74	82	(8)	(9.8)
Provision for credit losses	1,905	3,042	(1,137)	(37.4)
Total costs and expenses	1,892	1,765	127	7.2
Net interest income as a percent of average interest-earning assets, annualized	8.33%	8.63%	-	-
Return on average managed assets	1.22	1.06	-	-

Household International, Inc.

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

Household International, Inc.

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

Credit Card Services Segment The following table summarizes results for our Credit Card Services segment.

			Increase (Decrease)

Three months ended September 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$134	$144	$(10)	(6.9)%
Net interest income	519	490	29	5.9
Securitization revenue	(77)	11	(88)	(100+ )
Fee and other income	460	392	68	17.3
Intersegment revenues	6	6	-	-
Provision for credit losses	364	400	(36)	(9.0)
Total costs and expenses	328	268	60	22.4
Receivables	18,509	18,285	224	1.2
Assets	20,620	20,826	(206)	(1.0)
Net interest income as a percent of average interest-earning assets, annualized	10.24%	10.00%	-	-
Return on average managed assets	2.60	2.85	-	-

			Increase (Decrease)

Nine months ended September 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$391	$366	$25	6.8%
Net interest income	1,561	1,441	120	8.3
Securitization revenue	(222)	4	(226)	(100+ )
Fee and other income	1,271	1,116	155	13.9
Intersegment revenues	20	22	(2)	(9.1)
Provision for credit losses	1,105	1,175	(70)	(6.0)
Total costs and expenses	890	806	84	10.4
Net interest income as a percent of average interest-earning assets, annualized	10.10%	9.87%	-	-
Return on average managed assets	2.50	2.42	-	-

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

Household International, Inc.

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

International Segment The following table summarizes results for our International segment:

			Increase (Decrease)

Three months ended September 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$18	$42	$(24)	(57.1)%
Net interest income	185	190	(5)	(2.6)
Securitization revenue	(87)	2	(89)	(100+ )
Fee and other income	130	98	32	32.7
Intersegment revenues	4	3	1	33.3
Provision for credit losses	19	101	(82)	(81.2)
Total costs and expenses	181	128	53	41.4
Receivables	11,833	10,180	1,653	16.2
Assets	12,770	11,053	1,717	15.5
Net interest income as a percent of average interest-earning assets, annualized	6.29%	7.45%	-	-
Return on average managed assets	.57	1.54	-	-

			Increase (Decrease)

Nine months ended September 30	2004	2003	Amount	%

	(dollars are in millions)
Net income	$80	$116	$(36)	(31.0)%
Net interest income	583	549	34	6.2
Securitization revenue	(92)	13	(105)	(100+ )
Fee and other income	369	276	93	33.7
Intersegment revenues	10	9	1	11.1
Provision for credit losses	207	271	(64)	(23.6)
Total costs and expenses	527	394	133	33.8
Net interest income as a percent of average interest-earning assets, annualized	6.76%	7.37%	-	-
Return on average managed assets	.86	1.46	-	-

Household International, Inc.

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

Managed receivables increased 4 percent compared to $11.4 billion at June 30, 2004 primarily due to growth in our private label and personal non-credit card portfolios. Compared to September 30, 2003, managed receivables increased 16 percent due to strong growth in our real estate secured and personal non-credit card portfolios since September 30, 2003 partially offset by a decline in our MasterCard/ Visa portfolio. Applying constant currency rates, managed receivables at September 30, 2004 would have been $.1 billion lower using June 30, 2004 exchange rates and $.9 billion lower using September 30, 2003 exchange rates.

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

Household International, Inc.

Reconciliations of our managed basis segment results to managed basis and owned basis consolidated totals are as follows:

							Managed
		Credit			Adjustments/		Basis			Owned Basis
		Card	Inter-	All	Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	national	Other	Items		Totals	Adjustments		Totals

	(in millions)
Three months ended September 30, 2004 (Restated)
Net interest income	$1,956	$519	$185	$(110)	$-		$2,550	$(581	)(5)	$1,969
Securitization revenue	(547)	(77)	(87)	(31)	-		(742)	1,009	(5)	267
Fee and other income	187	460	130	227	(35	)(2)	969	(196	)(5)	773
Intersegment revenues	26	6	4	(1)	(35	)(2)	-	-		-
Provision for credit losses	506	364	19	1	1	(3)	891	232	(5)	1,123
Total costs and expenses	619	328	181	280	-		1,408	-		1,408
Net income	294	134	18	(98)	(23)		325	-		325
Receivables	95,946	18,509	11,833	324	-		126,612	(20,175	)(6)	106,437
Assets	98,099	20,620	12,770	25,030	(8,616	)(4)	147,903	(20,175	)(6)	127,728

Three months ended September 30, 2003 (Restated)
Net interest income	$1,875	$490	$190	$76	$-		$2,631	$(715	)(5)	$1,916
Securitization revenue	(42)	11	2	(71)	-		(100)	487	(5)	387
Fee and other income	153	392	98	(461)	(36	)(2)	146	(192	)(5)	(46)
Intersegment revenues	27	6	3	-	(36	)(2)	-	-		-
Provision for credit losses	920	400	101	(2)	2	(3)	1,421	(420	)(5)	1,001
Total costs and expenses	606	268	128	250	-		1,252	-		1,252
Net income	287	144	42	(427)	(24)		22	-		22
Receivables	87,739	18,285	10,180	933	-		117,137	(24,109	)(6)	93,028
Assets	90,108	20,826	11,053	25,294	(8,764	)(4)	138,517	(24,109	)(6)	114,408

Nine months ended September 30, 2004 (Restated)
Net interest income	$5,735	$1,561	$583	$(173)	$-		$7,706	$(1,987	)(5)	$5,719
Securitization revenue	(1,089)	(222)	(92)	(124)	-		(1,527)	2,408	(5)	881
Fee and other income	516	1,271	369	969	(101	)(2)	3,024	(590	)(5)	2,434
Intersegment revenues	74	20	10	(3)	(101	)(2)	-	-		-
Provision for credit losses	1,905	1,105	207	(1)	1	(3)	3,217	(169	)(5)	3,048
Total costs and expenses	1,892	890	527	830	-		4,139	-		4,139
Net income	855	391	80	(32)	(66)		1,228	-		1,228

Nine months ended September 30, 2003 (Restated)
Net interest income	$5,417	$1,441	$549	$112	$-		$7,519	$(2,161	)(5)	$5,358
Securitization revenue	12	4	13	(147)	-		(118)	1,232	(5)	1,114
Fee and other income	467	1,116	276	843	(112	)(2)	2,590	(515	)(5)	2,075
Intersegment revenues	82	22	9	(1)	(112	)(2)	-	-		-
Provision for credit losses	3,042	1,175	271	-	6	(3)	4,494	(1,444	)(5)	3,050
Total costs and expenses	1,765	806	394	955	-		3,920	-		3,920
HSBC acquisition related costs incurred by Household	-	-	-	198	-		198	-		198
Net income	679	366	116	(75)	(75)		1,011	-		1,011
Operating net income(1)	679	366	116	92	(75)		1,178	-		1,178

(1)	This non-GAAP financial measure is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. Operating net income excludes $167 million (after-tax) of HSBC acquisition related costs and other merger related items incurred by Household in 2003. See “Basis of Reporting” for additional discussion on the use of non- GAAP financial measures.

Household International, Inc.

(2)	Eliminates intersegment revenues.
(3)	Eliminates bad debt recovery sales between operating segments.
(4)	Eliminates investments in subsidiaries and intercompany borrowings.
(5)	Reclassifies net interest income, fee income and provision for credit losses relating to securitized receivables to other revenues.
(6)	Represents receivables serviced with limited recourse.

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

The following table summarizes owned basis credit losses:

	September 30,	June 30,	September 30,
	2004	2004	2003

	(dollars are in millions)
Owned credit loss reserves	$3,953	$3,795	$3,779
Reserves as a percent of:
Receivables	3.71%	3.82%	4.06%
Net charge-offs(1)	102.0	98.2	105.1
Nonperforming loans	104.1	103.0	92.6

(1)	Quarter-to-date, annualized

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

Household International, Inc.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table summarizes managed credit loss reserves:

	September 30,	June 30,	September 30,
	2004	2004	2003

	(dollars are in millions)
Managed credit loss reserves	$5,199	$5,699	$5,733
Reserves as a percent of:
Receivables	4.11%	4.66%	4.89%
Net charge-offs(1)	95.4	104.2	107.4
Nonperforming loans	111.1	122.8	111.7

(1)	Quarter-to-date, annualized

During the quarter ended September 30, 2004, managed credit loss reserves decreased as a result of changes in securitization levels.

See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of the non-GAAP financial measures to the comparable GAAP basis financial measure.

Delinquency – Owned Basis

The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	September 30,	June 30,	September 30,
	2004	2004	2003

Real estate secured	3.27%	3.39%	4.20%
Auto finance	1.81	2.12	2.14
MasterCard/ Visa	5.84	5.83	5.99
Private label	4.72	5.00	5.59
Personal non-credit card	8.83	8.92	9.96

Total	4.43%	4.57%	5.36%

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

Household International, Inc.

Net Charge-offs of Consumer Receivables – Owned Basis

The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables):

	September 30,	June 30,	September 30,
	2004	2004	2003

Real estate secured	1.19%	1.04%	.91%
Auto finance	3.66	3.05	4.62
MasterCard/ Visa	8.50	9.91	8.61
Private label	4.79	5.06	5.35
Personal non-credit card	9.50	10.59	10.55

Total	3.77%	4.02%	3.98%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	1.31%	1.47%	1.35%

Net charge-offs decreased 25 basis points compared to the quarter ended June 30, 2004 as the lower delinquency levels we have been experiencing due to an improving economy are having an impact on charge-offs. Our real estate secured portfolio experienced an increase in net charge-offs during the third quarter reflecting lower estimates of net realizable value as a result of process changes to better estimate property values at the time of foreclosure which has resulted in an increase in real estate net charge-offs compared to the previous quarter. The increase in auto finance net charge-offs reflects the impact of higher delinquency levels in the second quarter which have progressed to charge-off. The decrease in MasterCard/ Visa reflects the impact of higher net charge-offs in the second quarter due to seasonality. In addition to economic conditions, the decrease in net charge-offs in personal non-credit card is a result of improved credit quality and portfolio stabilization.

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

Owned Nonperforming Assets

	September 30,	June 30,	September 30,
	2004	2004	2003

	(dollars are in millions)
Nonaccrual receivables	$2,891	$2,833	$3,197
Accruing consumer receivables 90 or more days delinquent	905	849	883
Renegotiated commercial loans	1	2	2

Total nonperforming receivables	3,797	3,684	4,082
Real estate owned	601	624	543

Total nonperforming assets	$4,398	$4,308	$4,625

Credit loss reserves as a percent of nonperforming receivables	104.1%	103.0%	92.6%

Household International, Inc.

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

Household International, Inc.

Total Restructured by Restructure Period – Domestic Portfolio(1)

(Managed Basis)

	September 30,	June 30,	September 30,
	2004	2004	2003

	(dollars are in millions)
Never restructured	86.5%	86.1%	84.2%
Restructured:
Restructured in the last 6 months	4.8	4.8	7.3
Restructured in the last 7-12 months	3.6	4.0	3.5
Previously restructured beyond 12 months	5.1	5.1	5.0

Total ever restructured(2)	13.5	13.9	15.8

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1) (Managed Basis)

Real estate secured	$8,895	$8,885	$9,531
Auto finance	1,420	1,304	1,269
MasterCard/ Visa	628	639	578
Private label	756	830	1,091
Personal non-credit card	3,688	3,727	4,136

Total	$15,387	$15,385	$16,605

(As a percent of managed receivables)
Real estate secured	15.8%	16.5%	18.7%
Auto finance	14.4	14.0	15.1
MasterCard/ Visa	3.5	3.6	3.3
Private label	5.0	5.6	7.7
Personal non-credit card	24.3	25.0	26.7

Total(2)	13.5%	13.9%	15.8%

(1)	Excludes foreign businesses, commercial and other.

(2)	Total including foreign businesses was 12.6 percent at September 30, 2004, 13.0 percent at June 30, 2004, and 14.9 percent at September 30, 2003.

The amount of domestic and foreign managed receivables in forbearance, modification, rewrites or other account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.5 billion or ..4 percent of managed receivables at September 30, 2004, $.5 billion or .4 percent of managed receivables at June 30, 2004 and $1.1 billion or .9 percent of managed receivables at September 30, 2003. For periods prior to June 30, 2004, all credit card approved consumer credit counseling accommodations are included in the reported statistics. As a result of our systems enhancements, we are now able to segregate which credit card approved consumer credit counseling accommodations included resetting the contractual delinquency status to current after January 1, 2003. Such accounts are included in the September 30, 2004 and June 30, 2004 restructure statistics in the table above. Credit card credit counseling accommodations that did not include resetting contractual delinquency status are not reported in the table above or the September 30, 2004 and June 30, 2004 statistics in this paragraph.

Household International, Inc.

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

Household International, Inc.

Due to affiliates and other HSBC related funding are summarized in the following table:

	September 30,	December 31,
	2004	2003

	(in billions)
Debt issued to HSBC subsidiaries:
Domestic short-term borrowings	$-	$2.6
Drawings on bank lines in the U.K.	6.3	3.4
Term debt	5.4	1.3
Preferred securities issued by Household Capital Trust VIII	.3	.3

Total debt issued to HSBC subsidiaries	12.0	7.6

Debt issued to HSBC clients:
Euro commercial paper	3.7	2.8
Term debt	.7	.4

Total debt issued to HSBC clients	4.4	3.2
Preferred stock issued to HNAH (issued to HSBC at December 31, 2003)	1.1	1.1
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	2.8
Direct purchases from correspondents (cumulative)	2.2	-
Run-off of real estate secured receivable activity with HSBC Bank USA	(1.0)	-

Total real estate secured receivable activity with HSBC Bank USA	4.9	2.8

Total HSBC related funding	$22.4	$14.7

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

Long term debt (with original maturities over one year) decreased to $78.8 billion at September 30, 2004 from $79.6 billion at December 31, 2003. Significant issuances during the nine months ended September 30, 2004 included the following:

•	$4.2 billion of domestic and foreign medium-term notes
•	$1.8 billion of foreign currency-denominated bonds (including $243 million which was issued to customers of HSBC)
•	$1.2 billion of InterNotesSM (retail-oriented medium-term notes)
•	$1.3 billion of global debt
•	$4.0 billion of securities backed by home equity and auto finance loans. For accounting purposes, these transactions were structured as secured financings.

Household International, Inc.

Selected capital ratios are summarized in the following table:

	September 30,	December 31,
	2004	2003

	(Restated)	(Restated)
TETMA(1)	7.18%	7.03%
TETMA + Owned Reserves(1)	10.10	9.89
Tangible common equity to tangible managed assets(1)	5.22	5.04
Common and preferred equity to owned assets	13.96	14.69
Excluding purchase accounting adjustments:
TETMA(1)	8.88	8.94
TETMA + Owned Reserves(1)	11.81	11.81
Tangible common equity to tangible managed assets(1)	6.96	6.98

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-GAAP financial ratios that are used by Household management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

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

Household International, Inc.

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

Receivables securitized (excluding replenishments of certificateholder interests) are summarized in the following table:

Three months ended September 30	2004	2003

	(in millions)
Auto finance	$-	$-
MasterCard/ Visa	-	350
Private label	-	-
Personal non-credit card	-	885

Total	$-	$1,235

Nine months ended September 30	2004	2003

	(in millions)
Auto finance	$-	$1,007
MasterCard/ Visa	550	670
Private label	190	250
Personal non-credit card	-	1,700

Total	$740	$3,627

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

Household International, Inc.

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

	Actual	Estimated
	January 1	October 1
	through	through	Estimated
	September 30,	December 31,	full year
	2004	2004	2004

	(in billions)
Funding needs:
Net asset growth	$7	$5 - 6	$12 - 13
Commercial paper, term debt and securitization maturities	23	4 - 5	27 - 28
Other	1	0 - 1	1 - 2

Total funding needs, including growth	$31	$9 - 12	$40 - 43

Funding sources:
External funding, including HSBC clients	$27	$7 - 9	$34 - 36
HSBC and HSBC subsidiaries	4	2 - 3	6 - 7

Total funding sources	$31	$9 - 12	$40 - 43

Risk Management

Liquidity Risk There have been no significant changes in our approach to liquidity risk since December 31, 2003.

Interest Rate and Currency Risk HSBC has certain limits and benchmarks that serve as guidelines in determining appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit as of September 30, 2004 was $3 million, which includes risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $3 million. As of September 30, 2004, we had a PVBP position of less than $.1 million reflecting the impact of a one basis point increase in interest rates. Our total PVBP position was $.7 million at December 31, 2003 which does not change as a result of the loss of hedge accounting.

We also monitor the impact that an immediate hypothetical 100 basis points parallel increase or decrease in interest rates would have on our net interest income. The following table summarizes such estimated impact:

	September 30,	December 31,
	2004	2003

	(in millions)
Decrease in net interest income following an immediate hypothetical 100 basis points parallel rise in interest rates	$316	$406
Increase in net interest income following an immediate hypothetical 100 basis points parallel fall in interest rates	$337	$385

Household International, Inc.

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

This approach best reflects the economic risks inherent in our balance sheet. Despite the loss of hedge accounting for certain underlying debt instruments as discussed above, the interest rate derivative positions hedging specific debt issues remain effective economic transactions. At inception, each hedge was structured to match the critical terms of the underlying debt. The validity of these financial structures and the effectiveness of corresponding economic hedges has been subsequently confirmed by an independent third party. From March 29, 2003 through September 30, 2004, the daily change in price of a substantial number of these derivative instruments which do not qualify for hedge accounting under SFAS 133 correlated highly with the change in price of the underlying debt. In this analysis, there is no intent to manage or otherwise alter existing derivative contracts meaning that at maturity of the derivative and the underlying debt instrument, no net value remains, unlike a portfolio with a focus on trading. Thus the treatment of all hedges as if they were effective under SFAS 133 remains the most effective way of depicting the impact of interest rate changes. Nevertheless, we have calculated a sensitivity to a 100 basis point immediate rise and fall in interest rates at December 31, 2004 which considers the loss of hedge accounting. See our 2004 Form 10-K for the results of this sensitivity analysis.

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

There have been no significant changes in our approach to managing counterparty credit risk since December 31, 2003.

HOUSEHOLD INTERNATIONAL, INC.

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)

	(dollars are in millions)
Return on Average Assets:
Net income	$325	$22	$1,228	$1,011
HSBC acquisition related costs and other merger related items incurred by Household, after-tax	-	-	-	167

Operating net income	$325	$22	$1,228	$1,178

Average assets:
Owned basis	$124,512	$112,059	$120,456	$107,619
Serviced with limited recourse	21,542	23,719	23,462	23,985

Managed basis	$146,054	$135,778	$143,918	$131,604

Return on average owned assets	1.04%	.08%	1.36%	1.25%
Return on average owned assets, operating basis	1.04	.08	1.36	1.46
Return on average managed assets	.89	.06	1.14	1.02
Return on average managed assets, operating basis	.89	.06	1.14	1.19
Return on Average Common Shareholder’s Equity:
Net income	$325	$22	$1,228	$1,011
Dividends on preferred stock	(18)	(18)	(54)	(58)

Net income available to common shareholders	307	4	1,174	953
HSBC acquisition related costs and other merger related items incurred by Household	-	-	-	167

Operating net income available to common shareholders	$307	$4	$1,174	$1,120

Average common shareholder’s equity	$17,367	$15,544	$17,057	$13,396
Return on average common shareholder’s equity	7.1%	.1%	9.2%	9.5%
Return on average common shareholder’s equity, operating basis	7.1	.1	9.2	11.1
Net Interest Income:
Net interest income:
Owned basis	$1,969	$1,916	$5,719	$5,358
Serviced with limited recourse	581	715	1,987	2,161

Managed basis	$2,550	$2,631	$7,706	$7,519

Average interest-earning assets:
Owned basis	$107,955	$95,999	$102,957	$92,320
Serviced with limited recourse	21,542	23,719	23,462	23,985

Managed basis	$129,497	$119,718	$126,419	$116,305

Owned basis net interest margin	7.29%	7.98%	7.41%	7.74%
Managed basis net interest margin	7.88	8.79	8.13	8.62
Managed Basis Risk Adjusted Revenue:
Net interest income	$2,550	$2,631	$7,706	$7,519
Other revenues, excluding securitization revenue	969	146	3,024	2,590
Less: Net charge-offs	(1,363)	(1,334)	(4,172)	(3,950)

Risk adjusted revenue	$2,156	$1,443	$6,558	$6,159

Average interest-earning assets	$129,497	$119,718	$126,419	$116,305
Managed basis risk adjusted revenue	6.66%	4.82%	6.92%	7.06%

HOUSEHOLD INTERNATIONAL, INC.

RECONCILIATIONS TO GAAP FINANCIAL MEASURES (Continued)

	Three months ended			Nine months ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2004	2003

	(dollars are in millions)
Consumer Net Charge-off Ratio:
Consumer net charge-offs:
Owned basis	$969	$966	$897	$2,905	$2,702
Serviced with limited recourse	394	401	435	1,267	1,246

Managed basis	$1,363	$1,367	$1,332	$4,172	$3,948

Average consumer receivables:
Owned basis	$102,821	$96,189	$90,172	$97,328	$86,269
Serviced with limited recourse	21,542	23,568	23,719	23,462	23,985

Managed basis	$124,363	$119,757	$113,891	$120,790	$110,254

Owned basis consumer net charge-off ratio	3.77%	4.02%	3.98%	3.98%	4.17%
Managed basis consumer net charge-off ratio	4.38	4.57	4.68	4.61	4.77
Reserves as a Percent of Net Charge-offs
Loss reserves:
Owned basis	$3,953	$3,795	$3,779	$3,953	$3,779
Serviced with limited recourse	1,246	1,904	1,954	1,246	1,954

Managed basis	$5,199	$5,699	$5,733	$5,199	$5,733

Net charge-offs:
Owned basis	$969	$966	$899	$2,905	$2,704
Serviced with limited recourse	394	401	435	1,267	1,246

Managed basis	$1,363	$1,367	$1,334	$4,172	$3,950

Owned basis reserves as a percent of net charge-offs	102.0%	98.2%	105.1%	102.1%	104.8%
Managed basis reserves as a percent of net charge-offs	95.4	104.2	107.4	93.5	108.9
Efficiency Ratio (Restated):
Total costs and expenses less policyholders’ benefits	$1,315	$1,228	$1,157	$3,840	$3,633
HSBC acquisition related costs incurred by Household	-	-	-	-	198

Total costs and expenses less policyholders’ benefits, excluding nonrecurring items	$1,315	$1,228	$1,157	$3,840	$3,435

Net interest income and other revenues less policyholders’ benefits:
Owned basis	$2,916	$2,889	$2,162	$8,735	$8,260
Serviced with limited recourse	(232)	148	420	169	1,444

Managed basis	$2,684	$3,037	$2,582	$8,904	$9,704

Owned basis efficiency ratio	45.1%	42.5%	53.5%	44.0%	44.0%
Owned basis efficiency ratio, operating basis	45.1	42.5	53.5	44.0	41.6
Managed basis efficiency ratio	49.0	40.4	44.8	43.1	37.4
Managed basis efficiency ratio, operating basis	49.0	40.4	44.8	43.1	35.4

HOUSEHOLD INTERNATIONAL, INC.

RECONCILIATIONS TO GAAP FINANCIAL MEASURES (Continued)

	September 30,	June 30,	September 30,
	2004	2004	2003

	(dollars are in millions)
Two-Months-and-Over-Contractual Delinquency:
Consumer two-months-and-over-contractual delinquency:
Owned basis	$4,702	$4,534	$4,966
Serviced with limited recourse	1,092	1,194	1,289

Managed basis	$5,794	$5,728	$6,255

Consumer receivables:
Owned basis	$106,130	$99,115	$92,656
Serviced with limited recourse	20,175	22,836	24,109

Managed basis	$126,305	$121,951	$116,765

Consumer two-months-and-over-contractual delinquency:
Owned basis	4.43%	4.57%	5.36%
Managed basis	4.59	4.70	5.36
Reserves as a Percent of Receivables:
Loss reserves:
Owned basis	$3,953	$3,795	$3,779
Serviced with limited recourse	1,246	1,904	1,954

Managed basis	$5,199	$5,699	$5,733

Receivables:
Owned basis	$106,437	$99,432	$93,028
Serviced with limited recourse	20,175	22,836	24,109

Managed basis	$126,612	$122,268	$117,137

Reserves as a percent of receivables:
Owned basis	3.71%	3.82%	4.06%
Managed basis	4.11	4.66	4.89
Reserves as a Percent of Nonperforming Loans:
Loss reserves:
Owned basis	$3,953	$3,795	$3,779
Serviced with limited recourse	1,246	1,904	1,954

Managed basis	$5,199	$5,699	$5,733

Nonperforming loans:
Owned basis	$3,797	$3,684	$4,082
Serviced with limited recourse	881	958	1,052

Managed basis	$4,678	$4,642	$5,134

Reserves as a percent of nonperforming loans:
Owned basis	104.1%	103.0%	92.6%
Managed basis	111.1	122.8	111.7

HOUSEHOLD INTERNATIONAL, INC.

RECONCILIATIONS TO GAAP FINANCIAL MEASURES (Continued)

	September 30,	December 31,
	2004	2003

	(Restated)	(Restated)

	(dollars are in millions)
Equity Ratios
Tangible common equity:
Common shareholder’s equity	$16,727	$16,391
Exclude:
Unrealized gains (losses) on:
Derivatives classified as cash flow hedges	(35)	10
Securities available for sale and interest-only strip receivables	(129)	(167)
Intangible assets, net	(2,684)	(2,856)
Goodwill	(6,811)	(6,697)

Tangible common equity	7,068	6,681
Purchase accounting adjustments	2,335	2,548

Tangible common equity, excluding purchase accounting adjustments	$9,403	$9,229

Tangible shareholder’s equity:
Tangible common equity	$7,068	$6,681
Preferred stock	1,100	1,100
Mandatorily redeemable preferred securities of Household Capital Trusts	1,026	1,031
Adjustable Conversion-Rate Equity Security Units	527	519

Tangible shareholder’s equity	9,721	9,331
Purchase accounting adjustments	2,284	2,492

Tangible shareholder’s equity, excluding purchase accounting adjustments	$12,005	$11,823

Tangible shareholder’s equity plus owned loss reserves:
Tangible shareholder’s equity	$9,721	$9,331
Owned loss reserves	3,953	3,793

Tangible shareholder’s equity plus owned loss reserves	13,674	13,124
Purchase accounting adjustments	2,284	2,492

Tangible shareholder’s equity plus owned loss reserves, excluding purchase accounting adjustments	$15,958	$15,616

Tangible managed assets:
Owned assets	$127,728	$119,052
Receivables serviced with limited recourse	20,175	26,201

Managed assets	147,903	145,253
Exclude:
Intangible assets, net	(2,684)	(2,856)
Goodwill	(6,811)	(6,697)
Derivative financial assets	(3,001)	(3,016)

Tangible managed assets	135,407	132,684
Purchase accounting adjustments	(278)	(431)

Tangible managed assets, excluding purchase accounting adjustments	$135,129	$132,253

Equity ratios:
Common and preferred equity to owned assets	13.96%	14.69%
Tangible common equity to tangible managed assets	5.22	5.04
Tangible shareholder’s equity to tangible managed assets (“TETMA”)	7.18	7.03
Tangible shareholder’s equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)	10.10	9.89
Excluding purchase accounting adjustments:
Tangible common equity to tangible managed assets	6.96	6.98
TETMA	8.88	8.94
TETMA + Owned Reserves	11.81	11.81

Item 4.	Controls and Procedures

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