Form 10-Q
period 2005-03-31
HSBC Finance CORP
filed 2005-05-16
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒     No ☐
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
          At April 30, 2005, there were 50 shares of the registrant’s common stock outstanding, all of which were owned indirectly by HSBC Holdings plc.
          The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

HSBC FINANCE CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME

Three months ended March 31,	2005	2004

	(in millions)
Finance and other interest income	$2,950	$2,528
Interest expense	1,062	708

Net interest income	1,888	1,820
Provision for credit losses	841	928

Net interest income after provision for credit losses	1,047	892

Other revenues:
Securitization revenue	85	348
Insurance revenue	221	211
Investment income	33	41
Derivative income	260	52
Fee income	306	265
Taxpayer financial services revenue	243	206
Other income	314	100

Total other revenues	1,462	1,223

Costs and expenses:
Salaries and employee benefits	497	485
Sales incentives	82	78
Occupancy and equipment expenses	87	83
Other marketing expenses	180	132
Other servicing and administrative expenses	258	226
Support services from HSBC affiliates	209	177
Amortization of intangibles	107	116
Policyholders’ benefits	122	113

Total costs and expenses	1,542	1,410

Income before income tax expense	967	705
Income tax expense	341	235

Net income	$626	$470

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2005	2004

	(in millions, except share data)
Assets
Cash	$622	$392
Securities purchased under agreements to resell	282	2,651
Securities	3,990	4,327
Receivables, net	110,132	104,815
Intangible assets, net	2,594	2,705
Goodwill	6,835	6,856
Properties and equipment, net	481	487
Real estate owned	509	587
Derivative financial assets	3,017	4,049
Other assets	3,541	3,321

Total assets	$132,003	$130,190

Liabilities
Debt:
Deposits	$42	$47
Commercial paper, bank and other borrowings	10,608	9,013
Due to affiliates	15,035	13,789
Long term debt (with original maturities over one year)	83,191	85,378

Total debt	108,876	108,227
Insurance policy and claim reserves	1,310	1,303
Derivative related liabilities	575	432
Other liabilities	3,589	3,287

Total liabilities	114,350	113,249
Shareholder’s equity
Redeemable preferred stock held by HSBC Investments (North America) Inc.	1,100	1,100
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 50 shares issued	-	-
Additional paid-in capital	14,673	14,627
Retained earnings	1,179	571
Accumulated other comprehensive income	701	643

Total common shareholder’s equity	16,553	15,841

Total liabilities and shareholder’s equity	$132,003	$130,190

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

Three months ended March 31,	2005	2004

	(in millions)
Preferred stock
Balance at beginning and end of period	$1,100	$1,100

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$14,627	$14,645
Return of capital	-	(11)
Employee benefit plans and other	46	6

Balance at end of period	$14,673	$14,640

Retained earnings
Balance at beginning of period	$571	$1,303
Net income	626	470
Dividends:
Preferred stock	(18)	(18)

Balance at end of period	$1,179	$1,755

Accumulated other comprehensive income
Balance at beginning of period	$643	$443
Net change in unrealized gains (losses) on:
Derivatives classified as cash flow hedges	134	(17)
Securities available for sale and interest-only strip receivables	(16)	49
Foreign currency translation adjustments	(60)	39

Other comprehensive income, net of tax	58	71

Balance at end of period	$701	$514

Total common shareholder’s equity	$16,553	$16,909

Comprehensive income
Net income	$626	$470
Other comprehensive income	58	71

Comprehensive income	$684	$541

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

STATEMENT OF CASH FLOWS

Three months ended March 31,	2005	2004

Cash flows from operating activities
Net income	$626	$470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	841	928
Insurance policy and claim reserves	(29)	(36)
Depreciation and amortization	142	145
Net change in interest-only strip receivables	89	112
Net change in other assets	(235)	(162)
Net change in other liabilities	382	350
Other, net	(117)	93

Net cash provided by (used in) operating activities	1,699	1,900

Cash flows from investing activities
Securities:
Purchased	(178)	(608)
Matured	95	572
Sold	34	59
Net change in short-term securities available for sale	335	4,387
Net change in securities purchased under agreements to resell	2,369	-
Receivables:
Originations, net of collections	(14,422)	(10,927)
Purchases and related premiums	(8)	(33)
Initial and fill-up securitizations	2,957	7,942
Sales to affiliates	4,720	856
Properties and equipment:
Purchases	(17)	(12)
Sales	1	1

Net cash provided by (used in) investing activities	(4,114)	2,237

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	1,593	(54)
Net change in time certificates	(2)	(133)
Net change in due to affiliates	1,430	(2,247)
Long term debt issued	3,984	929
Long term debt retired	(4,386)	(2,861)
Insurance:
Policyholders’ benefits paid	(56)	(31)
Cash received from policyholders	84	29

Net cash provided by (used in) financing activities	2,647	(4,368)

Effect of exchange rate changes on cash	(2)	(33)

Net change in cash	230	(264)
Cash at beginning of period	392	463

Cash at end of period	$622	$199

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HNAH”), which is a wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
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

2.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2005	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,299	$21	$(37)	$2,283
Money market funds	208	-	-	208
Time deposits	256	-	-	256
U.S. government and federal agency debt securities	601	-	(5)	596
Non-government mortgage backed securities	68	-	(1)	67
Other	543	2	(6)	539

Subtotal	3,975	23	(49)	3,949
Accrued investment income	41	-	-	41

Total securities available for sale	$4,016	$23	$(49)	$3,990

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,520	$27	$(14)	$2,533
Money market funds	254	-	-	254
Time deposits	486	-	-	486
U.S. government and federal agency debt securities	393	-	(3)	390
Non-government mortgage backed securities	74	-	(1)	73
Other	554	1	(3)	552

Subtotal	4,281	28	(21)	4,288
Accrued investment income	39	-	-	39

Total securities available for sale	$4,320	$28	$(21)	$4,327

A summary of gross unrealized losses and related fair values as of March 31, 2005 and December 31, 2004, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year

		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
March 31, 2005	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)
Corporate debt securities	566	$(32)	$1,500	43	$(5)	$97
U.S. government and federal agency debt securities	66	(4)	318	17	(1)	31
Non-government mortgage backed securities	15	(1)	24	-	-	-
Other	57	(6)	263	-	-	-

	Less Than One Year			Greater Than One Year

		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2004	Securities	Losses	Investments	Securities	Losses	Investments

	(in millions)
Corporate debt securities	254	$(6)	$636	218	$(8)	$647
U.S. government and federal agency debt securities	-	-	-	61	(3)	278
Non-government mortgage backed securities	-	-	-	3	(1)	6
Other	21	(2)	114	42	(1)	130
The gross unrealized losses on our securities available for sale have increased during the three months ended March 31, 2005 due to a general increase in interest rates. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the par value of the investment. Since substantially all of these securities are rated A- or better, and because we have the ability and intent to hold these investments until maturity or a market price recovery, these securities are not considered other than temporarily impaired.

3.	Receivables

Receivables consisted of the following:

	March 31,	December 31,
	2005	2004

	(in millions)
Real estate secured	$68,486	$64,820
Auto finance	8,107	7,544
MasterCard(1)/ Visa(1)	15,554	14,635
Private label	3,130	3,411
Personal non-credit card	16,608	16,128
Commercial and other	276	317

Total owned receivables	112,161	106,855
Purchase accounting fair value adjustments	172	201
Accrued finance charges	1,466	1,394
Credit loss reserve for owned receivables	(3,581)	(3,625)
Unearned credit insurance premiums and claims reserves	(615)	(631)
Interest-only strip receivables	242	323
Amounts due and deferred from receivable sales	287	298

Total owned receivables, net	110,132	104,815
Receivables serviced with limited recourse	11,486	14,225

Total managed receivables, net	$121,618	$119,040

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.
Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value on March 28, 2003, the date we were acquired by HSBC.
Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $661 million at March 31, 2005 and $890 million at December 31, 2004. Interest-only strip receivables also included fair value mark-to-market adjustments, which increased the balance by $85 million at March 31, 2005 and $76 million at December 31, 2004.
Receivables serviced with limited recourse consisted of the following:

	March 31,	December 31,
	2005	2004

	(in millions)
Real estate secured	$73	$81
Auto finance	2,175	2,679
MasterCard/ Visa	6,140	7,583
Personal non-credit card	3,098	3,882

Total	$11,486	$14,225

The combination of receivables owned and receivables serviced with limited recourse, which comprises our managed portfolio, is shown below:

	March 31,	December 31,
	2005	2004

	(in millions)
Real estate secured	$68,559	$64,901
Auto finance	10,282	10,223
MasterCard/ Visa	21,694	22,218
Private label	3,130	3,411
Personal non-credit card	19,706	20,010
Commercial and other	276	317

Total	$123,647	$121,080

4.	Credit Loss Reserves

An analysis of credit loss reserves was as follows:

Three months ended March 31,	2005	2004

	(in millions)
Owned receivables:
Credit loss reserves at beginning of period	$3,625	$3,793
Provision for credit losses	841	928
Charge-offs	(953)	(1,050)
Recoveries	90	80
Other, net	(22)	2

Credit loss reserves for owned receivables	3,581	3,753

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	890	2,374
Provision for credit losses	30	253
Charge-offs	(271)	(499)
Recoveries	16	27
Other, net	(4)	4

Credit loss reserves for receivables serviced with limited recourse	661	2,159

Credit loss reserves for managed receivables	$4,242	$5,912

Reductions to the provision for credit losses on owned receivables and overall reserve levels in 2005 reflect the impact of the bulk sale of our domestic private label receivables to HSBC Bank USA, National Association (“HSBC Bank USA”) in December 2004. Reductions to the provision for credit losses and overall reserve levels on receivables serviced with limited recourse in 2005 reflect the impact of reduced securitization levels, including our decision to structure new collateralized funding transactions as secured financings.
Further analysis of credit quality and credit loss reserves and our credit loss reserve methodology are presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Credit Quality.”

5.	Intangible Assets

Intangible assets consisted of the following:

		Accumulated	Carrying
	Gross	Amortization	Value

	(in millions)
March 31, 2005
Purchased credit card relationships and related programs	$1,719	$412	$1,307
Retail services merchant relationships	270	109	161
Other loan related relationships	326	78	248
Trade names	718	-	718
Technology, customer lists and other contracts	281	121	160

Total	$3,314	$720	$2,594

December 31, 2004
Purchased credit card relationships and related programs	$1,723	$355	$1,368
Retail services merchant relationships	270	95	175
Other loan related relationships	326	71	255
Trade names	718	-	718
Technology, customer lists and other contracts	281	92	189

Total	$3,318	$613	$2,705

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,

(in millions)
2005	$351
2006	344
2007	326
2008	231
2009	123
Thereafter	368

6.	Goodwill

Goodwill balances associated with our foreign businesses will change from period to period due to movements in foreign exchange. Since the one-year anniversary of our acquisition by HSBC was completed in the first quarter of 2004, no further acquisition-related adjustments to our goodwill balance will occur, except for changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of our acquisition by HSBC, pursuant to Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes.” During the first quarter of 2005, we reduced our goodwill balance by approximately $2 million as a result of such changes in tax estimates.

7.	Income Taxes

Our effective tax rates were as follows:

Three months ended March 31, 2005	35.3%
Three months ended March 31, 2004	33.3

The increase in the effective tax rate in the first quarter of 2005 is attributable to higher state tax rates and higher pretax income without a corresponding increase in low income housing tax credits. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

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

	March 31,	December 31,
	2005	2004

	(in millions)
Assets, (Liabilities) and Equity:
Derivative financial assets, net	$2,368	$3,297
Other assets	1,007	604
Due to affiliates	(15,035)	(13,789)
Other liabilities	(144)	(168)
Preferred stock	1,100	1,100

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2005	2004

	(in millions)
Income/(Expense):
Interest expense on borrowings from HSBC and subsidiaries	$(151)	$(53)
Interest income on HSBC USA, Inc. advances	4	-
HSBC Bank USA:
Real estate secured servicing revenues	5	2
Real estate secured sourcing, underwriting and pricing revenues	-	1
Gain on daily sale of domestic private label receivable originations	92	-
Gain on sale of real estate secured and MasterCard/ Visa receivables	8	15
Taxpayer financial services loan origination fees	(14)	-
Other servicing, processing, origination and support revenues	100	3
Support services from HSBC affiliates, primarily HSBC Technology and Services (USA) Inc.	(209)	(177)
HSBC Technology and Services (USA) Inc.:
Rental revenue	10	8
Administrative services revenue	5	4
Other income from HSBC affiliates	2	-
The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $61.8 billion at March 31, 2005 and $62.6 billion at December 31, 2004. Affiliate swap counterparties have provided collateral in the form of securities, which are not recorded on our balance sheet and totaled $1.7 billion at March 31, 2005 and $2.2 billion at December 31, 2004.
We have extended a line of credit of $2 billion to HSBC USA, Inc. at interest rates comparable to third-party rates for a line of credit with similar terms. The balance outstanding under this line was $.6 billion at March 31, 2005 and December 31, 2004 and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as interest income on HSBC USA, Inc. advances in the table above.
We extended a line of credit of $.4 billion to HSBC Investments (North America) Inc. on March 31, 2005 at interest rates comparable to third-party rates for a line of credit with similar terms. The entire $.4 billion line of credit was outstanding at March 31, 2005 and is included in other assets. As of the date of this filing, this line of credit is due on demand but no later than June 2, 2005.
Due to affiliates also includes amounts owed to subsidiaries of HSBC (other than preferred stock). This funding was at interest rates (both the underlying benchmark rate and credit spreads) comparable to third-party rates for debt with similar maturities.
At March 31, 2005, we had revolving credit facilities of $2.5 billion from HSBC domestically and $10.0 billion from HSBC in the U.K., of which $7.2 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. As of December 31, 2004, $7.4 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. Annual commitment fee requirements to support availability of these lines are paid on a quarterly basis. Expense recognized for commitment fees totaled $.6 million for the three months ended March 31, 2005 and $.4 million for the three months ended March 31, 2004 and are included as a component of interest expense.
In the first quarter of 2004, we sold approximately $.9 billion of real estate secured receivables from our mortgage services business to HSBC Bank USA and recorded a pre-tax gain of $15 million on the sale. Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HSBC Bank USA including all future business they purchase from our correspondents. As of March 31, 2005, we were servicing $5.3 billion of real estate secured receivables for HSBC Bank USA. We also received fees from HSBC Bank USA pursuant to a service level agreement under which we sourced, underwrote and priced $.6 billion of real estate secured receivables purchased by HSBC Bank USA during the three months ended March 31, 2005 and $.4 billion during the three months ended March 31, 2004. These revenues have been recorded as other income and are reflected as real estate secured servicing revenues and real estate secured sourcing, underwriting and pricing revenues from HSBC Bank USA in the above table.
In December 2004, we sold our domestic private label receivable portfolio, including the retained interests associated with our securitized domestic private label receivables, to HSBC Bank USA. We continue to service the sold private label receivables and receive servicing fee income from HSBC Bank USA for these services. As of March 31, 2005, we were servicing $14.8 billion of domestic private label receivables for HSBC Bank USA. Servicing fee income from HSBC Bank USA received for the three month period ended March 31, 2005 of $92 million is included in the table above as a component of other servicing, processing, origination and support revenues from HSBC Bank USA. We continue to maintain the related customer account relationships and, therefore, sell new domestic private label receivable originations to HSBC Bank USA on a daily basis. Gains on the sale of $4,253 million of private label receivables to HSBC Bank USA in the first quarter of 2005 are reflected in the table above and are recorded in other income.
Under several service level agreements, we also provide services to HSBC Bank USA. These services include credit card servicing and processing activities through our credit card services business, loan origination and servicing through our auto finance business and other operational and administrative support. Fees received for these services are reported as other income and are included in the table above as a component of other servicing, processing, origination and support revenues from HSBC Bank USA.
During 2003, Household Capital Trust VIII issued $275 million in mandatorily redeemable preferred securities to HSBC. Interest expense recorded on the underlying junior subordinated notes totaled $4 million during both three month periods ended March 31, 2005 and 2004 and is included in interest expense on borrowings from HSBC and subsidiaries in the table above.
During the third quarter of 2004, our Canadian business began to originate and service auto loans for an HSBC affiliate in Canada. Fees received for these services of $2 million for the three months ended

March 31, 2005 are included in other income and are reflected in other income from HSBC affiliates in the above table.
Effective October 1, 2004, HSBC Bank USA became the originating lender for loans initiated by our taxpayer financial services business for clients of various third party tax preparers. We purchase the loans originated by HSBC Bank USA daily for a fee. Origination fees paid to HSBC Bank USA totaled $14 million during the three months ended March 31, 2005 and are included as an offset to taxpayer financial services revenue and are reflected as taxpayer financial services loan origination fees in the above table.
On July 1, 2004, HSBC Bank Nevada, National Association (“HBNV”), formerly known as Household Bank (SB), N.A., purchased the account relationships associated with $970 million of MasterCard and Visa credit card receivables from HSBC Bank USA for approximately $99 million, which are included in intangible assets. The receivables continue to be owned by HSBC Bank USA. Originations of new accounts and receivables are made by HBNV and new receivables are sold daily to HSBC Bank USA. Gains on the sale of $467 million of credit card receivables to HSBC Bank USA in the first quarter of 2005 are reflected in the table above and are recorded in other income.
Effective January 1, 2004, our technology services employees, as well as technology services employees from other HSBC entities in North America, were transferred to HSBC Technology and Services (USA) Inc. (“HTSU”). In addition, technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. Technology related assets owned by HSBC Finance Corporation prior to January 1, 2004 currently remain in place and were not transferred to HTSU. In addition to information technology services, HTSU also provides certain item processing and statement processing activities to us pursuant to a master service level agreement. Support services from HSBC affiliates includes services provided by HTSU as well as banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC. We also receive revenue from HTSU for certain office space which we have rented to them, which has been recorded as a reduction of occupancy and equipment expenses, and for certain administrative costs, which has been recorded as other income.
In addition, we utilize a related HSBC entity to lead manage substantially all ongoing debt issuances. Fees paid for such services totaled approximately $3 million for the three months ended March 31, 2005 and approximately $.3 million for the three months ended March 31, 2004. These fees are amortized over the life of the related debt as a component of interest expense.

9.	Pension and Other Postretirement Benefits

In November 2004, sponsorship of the U.S. defined benefit pension plan of HSBC Finance Corporation and the U.S. defined benefit pension plan of HSBC Bank USA was transferred to HNAH. Effective January 1, 2005, the two separate plans were merged into a single defined benefit pension plan which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC affiliates operating in the U.S. As a result, the pension liability relating to our U.S. defined benefit plan was transferred, net of tax, to HNAH as a capital transaction in the first quarter of 2005.

Components of net periodic benefit cost related to our defined benefit pension plans and our postretirement benefits other than pensions were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits

Three months ended March 31,	2005	2004	2005	2004

	(in millions)
Service cost – benefits earned during the period	$13	$14	$1	$1
Interest cost	15	13	4	3
Expected return on assets	(22)	(23)	-	-
Recognized (gains) losses	1	(1)	-	-

Net periodic benefit cost	$7	$3	$5	$4

10.	New Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The new disclosure requirements are effective for annual reporting periods ending after June 15, 2004 and the new impairment accounting guidance was to become effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB delayed the effective date of EITF 03-1 for measurement and recognition of impairment losses until implementation guidance is issued. We do not expect the adoption of the impairment guidance contained in EITF 03-1 to have a material impact on our financial position or results of operations.
In December 2004, the FASB issued FASB Statement No. 123(Revised), “Share-Based Payment,” (“SFAS No. 123R”). SFAS No. 123R requires public entities to measure the cost of stock-based compensation based on the grant date fair value of the award as well as other additional disclosure requirements. On March 28, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 which amended the compliance date to allow public companies to comply with the provisions of SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005, instead of the next reporting period as originally required by SFAS No. No. 123R. Because we currently apply the fair value method of accounting for all equity based awards, the adoption of SFAS 123R will not have a significant effect on the results of our operations or other cash flows.

HSBC Finance Corporation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Words such as “believe”, “expects”, “estimates”, “targeted”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Statements that are not historical facts, including statements about management’s beliefs and expectations, are forward-looking statements which involve inherent risks and uncertainties and are based on current views and assumptions. A number of factors could cause actual results to differ materially from those contained in any forward-looking statements. For a list of important factors that may affect our actual results, see Cautionary Statement on Forward Looking Statements in Part I, Item 1 of our 2004 Form 10-K.
Executive Overview

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation may also be referred to in MD&A as “we”, “us”, or “our”. In addition to owned basis reporting, we also monitor our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. See “Basis of Reporting” for further discussion of the reasons we use this non-GAAP financial measure.
In measuring our results, management’s primary focus is on managed receivables growth and net income. Net income was $626 million for the quarter ended March 31, 2005, an increase of 33 percent, compared to net income of $470 million in the prior year quarter. The increase in net income was primarily due to higher other revenues, lower provision for credit losses, higher net interest income and higher taxpayer financial services (“TFS”) revenue, partially offset by higher operating expenses. The increase in other revenues was due to higher derivative income resulting from increases in interest rates associated with the forward yield curve during the current quarter which significantly increased the value of our pay fixed/receive variable interest rate swaps. In addition, higher other income also contributed to increases in other revenues primarily due to the gains on daily sales of domestic private label receivable originations and fees earned for servicing the sold domestic private label receivables resulting from the sale of this portfolio to HSBC Bank USA in December 2004. These increases were partially offset by lower securitization revenue due to reduced securitization activity. The decrease in provision for credit losses reflects improved credit quality and a shift in mix to higher levels of secured receivables as a result of the sale of our domestic private label receivable portfolio to HSBC Bank USA in December 2004, which was partially offset by growth. The increase in net interest income during the quarter was due to higher average receivables, partially offset by lower yields on our receivables, particularly real estate secured and auto finance receivables. A higher mix of real estate secured receivables due to significantly lower levels of private label receivables as discussed above also led to lower yields. Net interest income was also impacted by higher funding costs during the three month period resulting from a larger balance sheet and a rising interest rate environment. TFS revenue increased during the current quarter due to increased loan volume during the 2005 tax season and a gain on the sale of certain bad debt recovery rights to a third party. Operating expenses increased due to receivables growth and increases in legal and marketing expenses. Amortization of purchase accounting fair value adjustments decreased net income by $9 million for the

HSBC Finance Corporation.

quarter ended March 31, 2005 compared to an increase in net income of $11 million for the quarter ended March 31, 2004.
ROA increased to 1.90 percent at March 31, 2005 from 1.57 percent at March 31, 2004 while ROMA (a non-GAAP financial measure which assumes that securitized receivables have not been sold and are still on our balance sheet) increased to 1.73 percent at March 31, 2005 compared to 1.30 percent at March 31, 2004, ROA. The increases in ROA and ROMA were attributable to higher net income during the first quarter of 2005. The increase in ROA was partially offset by higher average owned basis assets as a result of receivable growth and lower securitization levels compared to the year ago period. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial matters and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measures.
The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation as of March 31, 2005 and 2004 and for the three month periods ended March 31, 2005 and 2004.

Three months ended March 31,	2005	2004

	(dollars are in
	millions)
Net income:	$626	$470
Owned Basis Ratios:
Return on average owned assets (“ROA”)	1.90%	1.57%
Return on average common shareholder’s equity (“ROE”)	15.04	10.86
Net interest margin	6.68	7.30
Consumer net charge-off ratio, annualized	3.15	4.17
Efficiency ratio(1)	43.99	44.27
Managed Basis Ratios:(2)
Return on average managed assets (“ROMA”)	1.73%	1.30%
Net interest margin	7.06	8.24
Risk adjusted revenue	8.17	7.06
Consumer net charge-off ratio, annualized	3.65	4.88
Efficiency ratio(1)	43.59	40.75

As of March 31,	2005	2004

	(dollars are in millions)
Receivables:
Owned basis	$112,161	$93,650
Managed basis(2)	123,647	118,007
Two-month-and-over contractual delinquency ratios:
Owned basis	3.78%	5.01%
Managed basis(2)	3.93	5.06

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(2)	Managed basis reporting is a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.
Owned receivables were $112.2 billion at March 31, 2005, $106.9 billion at December 31, 2004, and $93.7 billion at March 31, 2004. With the exception of private label, we experienced growth in all our receivable products compared to December 31, 2004 and March 31, 2004, with real estate secured

HSBC Finance Corporation.

receivables being the primary contributor to the growth. Real estate secured receivables do not include purchases of correspondent receivables directly by HSBC Bank USA of $.6 billion in the first quarter of 2005 and $3.0 billion since March 31, 2004, a portion of which we otherwise would have purchased. Lower securitization levels also contributed to the increase in owned receivables over both periods.
Our owned basis two-months-and-over-contractual delinquency ratio decreased compared to both the prior quarter and the prior year quarter. The decrease is consistent with improvements in the delinquency trends we experienced throughout 2004 as a result of improvements in the economy and better underwriting and improved credit quality of originations. The delinquency decrease from the prior quarter is also attributable to seasonal improvements in collections as customers use their tax refunds to reduce their outstanding balances. Dollars of delinquency also decreased compared to the prior quarter. The sale of our domestic private label portfolio in December 2004 also contributed to the decrease compared with the prior year quarter.
Net charge-offs as a percentage of average consumer receivables for the quarter decreased from the prior year quarter as the lower delinquency levels we have been experiencing continue to have an impact on charge-offs. Also contributing to the decrease in net charge-offs compared to the prior year quarter were improved collections and the sale of our domestic private label receivable portfolio in December 2004.
Our owned basis efficiency ratio improved compared to the prior year quarter due to higher other revenues, partially offset by higher operating expenses, lower overall yields on our receivables and the impact of the bulk sale of our domestic private label portfolio in December 2004. On a managed basis, our efficiency ratio deteriorated compared to the prior year quarter primarily as a result of the impact of the bulk sale of our domestic private label portfolio in December 2004. Excluding the results of our domestic private label portfolio from both periods, our managed basis efficiency ratio would have been relatively flat compared to the prior year quarter.
During 2005, we continued to be less reliant on third party long-term debt and securitization funding as we supplemented unsecured debt issuance during the three months ended March 31, 2005 with proceeds from the sale of our domestic private label receivable portfolio to HSBC Bank USA in December 2004, debt issued to affiliates and higher levels of commercial paper compared to December 31, 2004. Because we are now a subsidiary of HSBC, our credit ratings have improved and our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of tightened credit spreads, reduced liquidity requirements and lower costs due to shortening the maturity of our liabilities, principally through increased issuance of commercial paper, we recognized cash funding expense savings in excess of approximately $120 million during the three months ended March 31, 2005 and approximately $70 million during the three months ended March 31, 2004 compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies including asset transfers will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years.
Securitization of consumer receivables has been a source of funding and liquidity for us. In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under International Financial Reporting Standards (“IFRS”), we began to structure all new collateralized funding transactions as secured financings from the third quarter of 2004 onwards. However, because existing public MasterCard(1) and Visa(1) credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is expected to occur in early 2008 based on current projections. Private label trusts that publicly issued securities are now replenished by HSBC Bank

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

HSBC Finance Corporation.

USA as a result of the daily sale of new domestic private label credit card originations to HSBC Bank USA. We will continue to replenish at reduced levels certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. In the three month period ended March 31, 2005, our net interest-only strip receivables, excluding the mark-to-market adjustment recorded in accumulated other comprehensive income decreased $89 million, compared to $112 million during the three month period ended March 31, 2004. There is no impact, however, on cash received from operations.
Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Unless noted, the discussion of our financial condition and results of operations included in MD&A is presented on an owned basis of reporting.
Managed Basis Reporting We monitor our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and remain on our balance sheet. We manage and evaluate our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results, and make decisions about allocating resources such as employees and capital on a managed basis.
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
Equity Ratios Tangible shareholder’s equity to tangible managed assets (“TETMA”), tangible shareholder’s equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-GAAP financial measures that are used by HSBC Finance Corporation’s management and certain rating agencies to evaluate capital adequacy. These ratios may differ from similarly named measures presented by other companies. The most directly comparable GAAP financial measure is common and preferred equity to owned assets.
We and certain rating agencies also monitor our equity ratios excluding the impact of purchase accounting adjustments. We do so because we believe that the purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations.
Preferred securities issued by certain non-consolidated trusts are considered equity in the TETMA and TETMA + Owned Reserves calculations because of their long-term subordinated nature and the ability to defer dividends. Our Adjustable Conversion-Rate Equity Security Units, adjusted for purchase accounting adjustments, are also considered equity in these calculations because they include investor obligations to purchase HSBC ordinary shares in or prior to 2006.

HSBC Finance Corporation.

International Financial Reporting Standards Prior to January 1, 2005, HSBC reported results on a U.K. GAAP basis. The European Union has determined that all European listed companies will be required to prepare their consolidated financial statements using IFRS by 2005. As a result, HSBC has announced that it will begin reporting its financial results under IFRS rather than U.K. GAAP beginning with its release of interim financial results for the six months ended June 30, 2005. Therefore, beginning in the second quarter of 2005, we will present a reconciliation of U.S. GAAP net income to IFRS net income for the six months ended June 30, 2005 and on a quarterly basis thereafter.
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
Receivables Review

The following table summarizes owned receivables at March 31, 2005 and increases (decreases) over prior periods:

		Increases (decreases) from

		December 31,		March 31,
		2004		2004
	March 31,
	2005	$	%	$	%

	(dollars are in millions)
Real estate secured	$68,486	$3,666	5.7%	$16,046	30.6%
Auto finance	8,107	563	7.5	3,171	64.2
MasterCard/ Visa	15,554	919	6.3	4,766	44.2
Private label	3,130	(281)	(8.2)	(8,629)	(73.4)
Personal non-credit card(1)	16,608	480	3.0	3,265	24.5
Commercial and other	276	(41)	(12.9)	(108)	(28.1)

Total owned receivables	$112,161	$5,306	5.0%	$18,511	19.8%

(1)	Personal non-credit card receivables are comprised of the following:

	March 31,	December 31,	March 31,
	2005	2004	2004

	(in millions)
Domestic personal non-credit card	$8,434	$7,881	$5,907
Union Plus personal non-credit card	426	474	640
Personal homeowner loans	3,690	3,693	3,384
Foreign personal non-credit card	4,058	4,080	3,412

Total personal non-credit card	$16,608	$16,128	$13,343

Receivable increases (decreases) since March 31, 2004 Driven by growth in our correspondent and branch businesses, real estate secured receivables increased over the year-ago period. Real estate secured receivable levels do not include HSBC Bank USA’s purchase of receivables directly from correspondents totaling $.6 billion in the first quarter of 2005 and $3.0 billion since March 31, 2004, a portion of which we otherwise would have purchased. Growth in real estate secured receivables was also supplemented by purchases from a single correspondent relationship which totaled $3.3 billion since March 31, 2004. Real estate secured receivable levels in our branch-based consumer lending business continue to increase, as

HSBC Finance Corporation.

sales volumes remain high and we continue to emphasize real estate secured loans, including a near-prime mortgage product we first introduced in 2003. Also contributing to the increase was $1.5 billion from a portfolio acquisition program since the prior year quarter. The increases in the real estate secured receivable levels have been partially offset by run-off of the higher yielding real estate secured receivables, including second lien loans largely due to refinancing activity. Auto finance receivables increased over the year-ago period due to newly originated loans acquired from our dealer network, strategic alliances established during 2003, increased growth in the consumer direct loan program, lower securitization levels and the introduction of auto finance receivables in Canada in the second quarter of 2004. MasterCard and Visa receivables reflect domestic organic growth especially in our HSBC branded prime and our subprime portfolios, strong growth in the U.K. over the year ago period, as well as lower securitization levels. The decrease in private label receivables reflects the sale of our domestic private label receivable portfolio to HSBC Bank USA in December 2004. Personal non-credit card receivables increased from the year-ago period as we began to increase the availability of this product domestically in the second half of 2004 as a result of the improving U.S. economy as well as continued improvements in our underwriting standards. Personal non-credit card receivables also increased due to lower securitization levels and higher levels of foreign personal non-credit card receivables. The rate of increase in owned receivables was impacted by the sale of $12.2 billion in domestic private label receivables to HSBC Bank USA in December 2004. Had this sale not taken place, owned receivables would have increased by $30.7 billion or 32.8 percent at March 31, 2005.
Receivable increases (decreases) since December 31, 2004 Both our correspondent and branch businesses reported growth in their real estate secured portfolios as discussed above. Real estate secured receivable levels reflect purchases of $.7 billion from a single correspondent relationship during the first quarter of 2005 and do not include purchases of correspondent receivables directly by HSBC Bank USA of $.6 billion in the first quarter of 2005, a portion of which we otherwise would have purchased. Also contributing to the increase in real estate secured receivable levels was $.6 billion from a portfolio acquisition program. Growth in our auto finance, MasterCard and Visa and personal non-credit card portfolios reflect lower levels of securitizations; in the case of the MasterCard and Visa portfolios, this was partially offset by normal seasonal run-off. Growth in our MasterCard and Visa portfolios also reflects organic growth in our HSBC branded prime and our subprime portfolios. Auto finance receivables also increased due to increased growth in the consumer direct loan program. Our foreign private label portfolio decreased due to decreases in retail sales volume in the U.K.
Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statement of income.
Net interest income The following table summarizes net interest income:

			Increase
			(decrease)

Three months ended March 31,	2005	2004	Amount	%

	(dollars are in millions)
Finance and other interest income	$2,950	$2,528	$422	16.7%
Interest expense	1,062	708	354	50.0

Net interest income	$1,888	$1,820	$68	3.7%

Net interest margin, annualized	6.68%	7.30%

The increase in net interest income during the quarter was due to higher average receivables. This was partially offset by lower yields on our receivables, particularly real estate secured and auto finance receivables, a higher mix of real estate secured receivables due to significantly lower levels of private label receivables as a result of the sale of our domestic private label portfolio in December 2004, and higher

HSBC Finance Corporation.

interest expense. The lower yields during the first quarter of 2005 reflect strong receivable and refinancing growth, which has occurred in an economic cycle with historically low market rates, high liquidation of older, higher yielding loans, product expansion into near-prime customer segments and competitive pricing pressures due to excess market capacity. All of these factors, including a higher mix of real estate secured receivables as discussed above, contributed to a decrease in the portfolio yield. The higher interest expense during the first quarter of 2005, which also contributed to lower net interest margin, was due to a larger balance sheet and a higher cost of funds due to a rising interest rate environment. Our purchase accounting fair value adjustments include both amortization of fair value adjustments to our external debt obligations and receivables. Amortization of purchase accounting fair value adjustments increased net interest income by $113 million in the first quarter of 2005 and $189 million in the year-ago period.
Net interest margin, annualized, decreased during the three months ended March 31, 2005 as compared to the year-ago period. As discussed above, lower yields on certain products, a shift in mix to higher levels of real estate secured receivables due to significantly lower levels of private label receivables and higher funding costs drove the decrease. The following table shows the impact of these items on net interest margin at March 31, 2005:

Net interest margin for the three months ended March 31, 2004	7.30%
Impact to net interest margin resulting from:
Bulk sale of domestic private label portfolio in December 2004	(.27)
Receivable pricing	.24
Receivable mix	(.06)
Cost of funds	(.77)
Investment securities mix	.14
Other	.10

Net interest margin for the three months ended March 31, 2005	6.68%

Our net interest income on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest income was $2.2 billion in the three months ended March 31, 2005, a decrease of 14 percent from $2.6 billion in the three months ended March 31, 2004. Managed basis net interest margin, annualized, was 7.06 percent in the first quarter of 2005, compared to 8.24 percent in the year-ago period. As discussed above, the decrease was due to lower yields on our receivables, particularly in real estate secured and auto finance receivables, a higher mix of real estate secured receivables due to significantly lower levels of private label receivables and higher funding costs due to a larger balance sheet and a rising interest rate environment. The following table shows the impact of these items on our net interest margin on a managed basis at March 31, 2005:

Net interest margin for the three months ended March 31, 2004	8.24%
Impact to net interest margin resulting from:
Bulk sale of domestic private label portfolio in December 2004	(.21)
Receivable pricing	.12
Receivable mix	(.38)
Cost of funds	(.92)
Investment securities mix	.12
Other	.09

Net interest margin for the three months ended March 31, 2005	7.06%

HSBC Finance Corporation.

Net interest margin on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields.
Managed basis risk adjusted revenue (a non-GAAP financial measure which represents net interest income, plus other revenues, excluding securitization revenue, less net charge-offs as a percentage of average interest earning assets) increased to 8.17 percent at March 31, 2005 from 7.06 percent at March 31, 2004. Managed basis risk adjusted revenue increased as the positive credit and delinquency trends due to the improving U.S. economy and ongoing improvements in underwriting, risk management, collections and marketing led to lower charge-offs which more than compensated for the decline in net interest margin discussed above. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures.
Provision for credit losses The following table summarizes provision for credit losses:

			Increase
			(decrease)

	2005	2004	Amount %

	(dollars are in millions)
Three months ended March 31,	$841	$928	$(87)	(9.4)%
Our provision for credit losses decreased during the first quarter of 2005. The decrease in the provision for credit losses reflects improved credit quality and a shift in mix to higher levels of secured receivables as a result of the sale of our domestic private label receivable portfolio in December 2004, which was partially offset by growth and lower securitization levels. The provision as a percent of average owned receivables, annualized, was 3.08 percent in the first quarter of 2005, compared to 3.98 percent in the year-ago period. During the current quarter, credit loss reserves decreased as the provision for owned credit losses was $22 million less than net charge-offs. In the first quarter of 2004, provision for owned credit losses was $42 million less than net charge-offs. The provision for credit losses may vary from quarter to quarter depending on the product mix and credit quality of loans in our portfolio. See “Credit Quality” included in this MD&A for further discussion of factors affecting the provision for credit losses.
Other revenues The following table summarizes other revenues:

			Increase
			(decrease)

Three months ended March 31,	2005	2004	Amount	%

	(dollars are in millions)
Securitization revenue	$85	$348	$(263)	(75.6)%
Insurance revenue	221	211	10	4.7
Investment income	33	41	(8)	(19.5)
Derivative income	260	52	208	100+
Fee income	306	265	41	15.5
Taxpayer financial services revenue	243	206	37	18.0
Other income	314	100	214	100+

Total other revenues	$1,462	$1,223	$239	19.5%

HSBC Finance Corporation.

Securitization revenue is the result of the securitization of our receivables and includes the following:

			Increase (decrease)

Three months ended March 31,	2005	2004	Amount	%

	(dollars are in millions)
Net initial gains(1)	$-	$3	$(3)	(100.0)%
Net replenishment gains(1)	53	120	(67)	(55.8)
Servicing revenue and excess spread	32	225	(193)	(85.8)

Total	$85	$348	$(263)	(75.6)%

(1)	Net of our estimate of probable credit losses under the recourse provisions
The decreases in securitization revenue were due to decreases in the level and product mix of receivables securitized and higher run-off due to shorter expected lives. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is expected to occur in early 2008 based on current projections. Private label trusts that publicly issued securities are now replenished by HSBC Bank USA as a result of the daily sales of new domestic private label receivable originations to HSBC Bank USA. We will continue to replenish at reduced levels certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. While the termination of sale treatment on new collateralized funding activity since the third quarter of 2004 and the reduction of sales under replenishment agreements reduced our reported net income under U.S. GAAP, there is no impact on cash received from operations.
Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, decreased $89 million in the current quarter, compared to a decrease of $112 million in the year-ago period as securitized receivables decreased.
Insurance revenue increased in the first quarter of 2005 due to increased sales in our U.K. business while sales volume for debt cancellation products in our domestic operations was higher compared to the prior year quarter, partially offset by continued run off of insurance products discontinued in prior years.
Investment income, which includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities, decreased in the first quarter of 2005 as a result of decreases in income due to lower yields on lower average balances and lower gains from security sales.
Derivative income, which includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS 133 as well as the ineffectiveness on derivatives associated with our qualifying hedges, is summarized in the tables below:

Three months ended March 31,	2005	2004

	(in millions)
Net realized gains	$15	$7
Net unrealized gains	245	45
Ineffectiveness	-	-

Total	$260	$52

Derivative income increased during the first quarter of 2005 due to increases in interest rates associated with the forward yield curve which significantly increased the value of our pay fixed/receive variable interest rate swaps which do not qualify for hedge accounting under SFAS 133. The income associated

HSBC Finance Corporation.

with our pay fixed/receive variable swaps which do not qualify for hedge accounting under SFAS 133 is significantly impacted by changes in interest rates. Accordingly, derivative income for the three months ended March 31, 2005 should not be considered indicative of the results for any future quarters or the year ended December 31, 2005. Furthermore, we are taking the necessary steps to regain hedge accounting treatment under SFAS 133 for as many of these swaps as possible in order to reduce the earnings volatility that would otherwise result from changes in interest rates. These derivatives remain economic hedges of the underlying debt instruments.
Fee income increased during the three months ended March 31, 2005 due to higher credit card fees, particularly relating to our subprime credit card portfolio, due to higher levels of MasterCard and Visa credit card receivables, partially offset by lower private label credit card fees. The lower private label credit card fees were the result of the sale of our domestic private label portfolio to HSBC Bank USA in December 2004. See “Segment Results – Managed Basis” for additional information on fee income on a managed basis.
Taxpayer financial services (“TFS”) revenue increased during the three months ended March 31, 2005 due to increased loan volume during the 2005 tax season and a gain of $24 million on the sale in the first quarter of 2005 of certain bad debt recovery rights to a third party.
Other income increased in the first quarter of 2005 primarily due to the gains on daily sales of domestic private label receivable originations and fees earned for servicing the sold domestic private label receivables resulting from the sale of this portfolio to HSBC Bank USA in December 2004. Ancillary credit card revenue and miscellaneous gains on asset sales were also higher during the first quarter of 2005.
Costs and expenses The following table summarizes total costs and expenses:

			Increase
			(decrease)

Three months ended March 31,	2005	2004	Amount	%

	(dollars are in millions)
Salaries and employee benefits	$497	$485	$12	2.5%
Sales incentives	82	78	4	5.1
Occupancy and equipment expenses	87	83	4	4.8
Other marketing expenses	180	132	48	36.4
Other servicing and administrative expenses	258	226	32	14.2
Support services from HSBC affiliates	209	177	32	18.1
Amortization of intangibles	107	116	(9)	(7.8)
Policyholders’ benefits	122	113	9	8.0

Total costs and expenses	$1,542	$1,410	$132	9.4%

Salaries and employee benefits increased as a result of additional staffing, primarily in our consumer lending, mortgage services and international businesses to support growth.
Sales incentives increased slightly during the first quarter of 2005 as a result of higher originations in our mortgage services business as well as higher volume in our consumer segment.
Occupancy and equipment expenses increased slightly, primarily due to higher occupancy and utilities expense as well as repairs and maintenance costs, partially offset by lower depreciation.
Other marketing expenses includes payments for advertising, direct mail programs and other marketing expenditures. The increase in the first quarter of 2005 was primarily due to increased credit card marketing expenses, largely due to changes in contractual marketing responsibilities in July 2004 associated with the General Motors (“GM”) co-branded credit card in return for lower revenue share payments to GM. These changes have resulted in higher marketing expenses for the GM Card®.

HSBC Finance Corporation.

Other servicing and administrative expenses increased in the first quarter of 2005 due to higher systems costs, higher consulting, legal and other professional fees as well as receivable growth, partially offset by a decrease in REO expenses.
Support services from HSBC affiliates, which includes technology and other services charged to us by HSBC Technology and Services (USA) Inc. (“HTSU”), increased primarily due to growth.
Amortization of intangibles decreased during the current quarter due to lower intangible amortization related to our TFS business, partially offset by higher intangible amortization related to our purchased credit card relationships and related programs.
Policyholders’ benefits increased during the first quarter of 2005 due to a continuing increase in insurance sales volume in our U.K. business, partially offset by lower expenses in our domestic operations and lower amortization of fair value adjustments relating to our insurance business than in the prior year quarter.
The following table summarizes our owned basis efficiency ratio:

	2005	2004

Three months ended March 31	43.99%	44.27%
The efficiency ratio improved compared to the prior year quarter due to higher other revenues, including higher derivative income and other income, partially offset by higher operating expenses, lower overall yields on our receivables and the impact of the bulk sale of our domestic private label portfolio in December 2004.

HSBC Finance Corporation.

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
There have been no changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the presentation in our 2004 Form 10-K.
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
Consumer Segment The following table summarizes results for our Consumer segment:

			Increase
			(decrease)

Three months ended March 31	2005	2004	Amount	%

	(dollars are in millions)
Net income	$433	$304	$129	42.4%
Net interest income	1,693	1,865	(172)	(9.2)
Securitization revenue	(235)	(256)	21	8.2
Fee and other income	285	168	117	69.6
Intersegment revenues	26	22	4	18.2
Provision for credit losses	383	665	(282)	(42.4)
Total costs and expenses	668	627	41	6.5
Receivables	91,226	87,697	3,529	4.0
Assets	92,368	90,154	2,214	2.5
Net interest margin, annualized	7.54%	8.38%	—	—
Return on average managed assets	1.91	1.34	—	—
Our Consumer segment reported higher net income during the first quarter of 2005. The increase in net income was primarily due to lower provision for credit losses and higher fee and other income, partially offset by lower net interest income and higher operating expenses. The decrease in credit loss provision is due to improved credit quality and a shift in mix to higher levels of real estate secured receivables as a result of the sale of our domestic private label receivable portfolio to HSBC Bank USA in December 2004. The increase in fee and other income is due to gains on the daily sales of domestic private label receivable originations to HSBC Bank USA and receipt of servicing revenue for servicing this portfolio, partially offset by lower fee income related to the sold receivables. Higher operating expenses resulted from additional operating costs to support the increased receivable levels, including higher salaries and sales incentives.
Net interest income and net interest margin, annualized, decreased compared to the prior year quarter primarily due to faster growth in lower yielding real estate secured lending, which also reflects the impact of the domestic private label portfolio sale. Also contributing to the decrease were lower yields on real

HSBC Finance Corporation.

estate secured and auto finance receivables as a result of competitive pressure on pricing, as well as the run off of higher yielding real estate secured receivables, including second lien loans largely due to refinance activity. Our auto finance business experienced lower yields as we have targeted higher credit quality customers. Although higher credit quality receivables generate lower yields, such receivables are expected to result in lower operating costs, delinquency ratios and charge-off. Higher cost of funds due to a rising interest rate environment also contributed to the decrease.
During the three months ended March 31, 2005, we continued to experience improved credit quality. Our managed basis provision for credit losses, which includes both provision for owned basis receivables and over-the-life provision for receivables serviced with limited recourse, decreased in the first quarter of 2005 due to lower net charge-off levels as a result of improving credit quality and the impact of the sale of the domestic private label portfolio in December 2004, as well as lower securitization levels. We have experienced lower dollars of net charge-offs in our owned portfolio during the first three months of 2005 due to the sale of $12.2 billion of owned domestic private label receivables in December 2004 and as a result of improving credit quality. These factors have resulted in a decrease to our owned provision for credit losses compared to the prior year quarter. Over — the-life provisions for credit losses for securitized receivables recorded in the quarter reflect the level and product mix of securitizations in that period. Subsequent charge-offs of securitized receivables result in a decrease in the over-the-life reserves without any corresponding increase to managed loss provision. The combination of these factors resulted in a decrease in managed loss reserves and managed loss provision during the quarter. Net charge-offs were greater than the provision for credit losses by $272 million for the three months ended March 31, 2005 and $319 million for the year-ago period.
Managed receivables increased 4 percent compared to $87.8 billion at December 31, 2004. Growth during the quarter was driven by higher real estate secured receivables in both our correspondent and branch-based consumer lending businesses. Real estate secured receivable levels do not include HSBC Bank USA’s purchase of receivables directly from correspondents totaling $.6 billion, a portion of which we otherwise would have purchased. Growth in our correspondent business was supplemented by purchases from a single correspondent relationship which totaled $.7 billion in the quarter. Also contributing to the increase was $.6 billion from a portfolio acquisition program during the first quarter of 2005. We also experienced growth in auto finance receivables through the consumer direct loan program. Personal non-credit card receivables decreased during the current quarter due to seasonal run-off during the quarter.
Compared to March 31, 2004, managed receivables increased 4 percent. The rate of increase in managed receivables was impacted by the sale of $15.6 billion in domestic private label receivables to HSBC Bank USA in December 2004. Had this sale not taken place, managed receivables would have increased by $19.1 billion or 21.8% at March 31, 2005. We continued to experience strong growth in our real estate secured portfolio in the first quarter of 2005. Real estate secured receivable levels do not include $3.0 billion of correspondent receivables purchased directly by HSBC Bank USA since March 31, 2004, a portion of which we otherwise would have purchased. Growth in real estate secured receivables was also supplemented by purchases from a single correspondent relationship which totaled $3.3 billion since March 31, 2004. Also contributing to the increase was $1.5 billion from a portfolio acquisition program since the prior year quarter. Our auto finance portfolio also reported strong growth as a result of newly originated loans acquired from our dealer network and strategic alliances established during 2003 as well as increases through the consumer direct loan program. Personal non-credit card receivables increased from the year-ago period by $.9 billion as we began to increase the availability of this product domestically in the second half of 2004 as a result of the improving U.S. economy, as well as higher levels of foreign personal non-credit card receivables.
The increase in return on average managed assets reflects higher net income primarily due to lower provision for credit losses as a result of improving credit quality, partially offset by lower overall yields on our receivables. Additionally, ROMA at March 31, 2005 reflects higher average managed assets primarily due to receivable growth.

HSBC Finance Corporation.

In accordance with Federal Financial Institutions Examination Council (“FFIEC”) guidance, in the second half of 2005, our domestic private label business will change the required minimum monthly payment amounts for domestic private label credit card accounts. As previously discussed, we sell new domestic private label receivable originations to HSBC Bank USA on a daily basis. Changes to the minimum monthly payment amounts will likely reduce the premium associated with these daily sales beginning in 2006. The magnitude of the impact is currently being assessed and will depend on the actual payment patterns of customers after the change and other factors that are difficult to predict or quantify.
Credit Card Services Segment The following table summarizes results for our Credit Card Services segment.

			Increase (decrease)

Three months ended March 31	2005	2004	Amount	%

	(dollars are in millions)
Net income	$148	$137	$11	8.0%
Net interest income	506	529	(23)	(4.3)
Securitization revenue	(64)	(27)	(37)	(100+ )
Fee and other income	436	413	23	5.6
Intersegment revenues	5	8	(3)	(37.5)
Provision for credit losses	321	422	(101)	(23.9)
Total costs and expenses	324	277	47	17.0
Receivables	19,114	18,680	434	2.3
Assets	18,970	20,645	(1,675)	(8.1)
Net interest margin, annualized	10.34%	9.99%	-	-
Return on average managed assets	3.06	2.54	-	-
Our Credit Card Services segment reported higher net income during the quarter due to lower provision for credit losses and higher fee and other income. These were partially offset by lower net interest income, lower securitization revenue and higher operating expenses, particularly marketing expenses. The decrease in net interest income was due to higher interest expense as a result of a rising interest rate environment. Net interest margin increased compared to the year-ago period due to increases in the subprime receivable levels and lower average interest earning assets due to lower levels of low yielding investment securities, partially offset by higher interest expense. Although our subprime receivables tend to have smaller balances, they generate higher returns both in terms of net interest margin and fee income. Net interest margin for the current quarter was also positively impacted by the disposal of certain low yielding investment securities as a result of the elimination of investment levels dedicated to our credit card bank resulting from our acquisition by HSBC. Securitization revenue declined as a result of a decline in receivables securitized, including higher run-off due to shorter expected lives. Increases in fee and other income resulted from higher receivable levels. Our provision for credit losses was lower in the first quarter of 2005 as a result of improving credit quality. We decreased managed loss reserves by recording loss provision less than net charge-off of $23 million in the first quarter of 2005. In the first quarter of 2004, we increased managed loss reserves by recording loss provision greater than net charge-off of $47 million.
Managed receivables of $19.1 billion decreased 3 percent compared to $19.7 billion at December 31, 2004. The decrease during the quarter was due primarily to normal seasonal run-off. Compared to March 31, 2004, managed receivables increased 2 percent. Receivables growth was largely attributable to organic growth in our HSBC branded prime and our subprime portfolios, which was partially offset by the continued decline in certain older acquired portfolios.
The increase in ROMA reflects lower average managed assets as well as the higher net income discussed above. The decrease in average managed assets during the first quarter of 2005 is due to lower investment

HSBC Finance Corporation.

securities during the first quarter of 2005 as a result of the elimination of investment levels dedicated to our credit card bank resulting from our acquisition by HSBC.
In accordance with FFIEC guidance, in the second half of 2005, our credit card services business will change the required minimum monthly payment amounts and limit certain fee billings for credit card accounts. The magnitude of the impact is currently being assessed and will depend on the actual payment patterns of customers after the changes and other factors that are difficult to predict or quantify. It is anticipated that the changes will result in decreased fee income and fluctuations in the provision for credit losses beginning in 2006.
As previously disclosed, we sold our domestic private label portfolio to HSBC Bank USA in December 2004. We and HSBC Bank USA will consider potential transfers of some of our MasterCard and Visa receivables to HSBC Bank USA in the future based upon continuing evaluation of capital and liquidity at each entity.
International Segment The following table summarizes results for our International segment:

			Increase (decrease)

Three months ended March 31,	2005	2004	Amount	%

	(dollars are in millions)
Net (loss) income	$(9)	$28	$(37)	(100+	)%
Net interest income	229	203	26	12.8
Securitization revenue	10	(9)	19	100+
Fee and other income	131	117	14	12.0
Intersegment revenues	4	3	1	33.3
Provision for credit losses	165	95	70	73.7
Total costs and expenses	216	172	44	25.6
Receivables	13,041	11,257	1,784	15.8
Assets	13,939	12,272	1,667	13.6
Net interest margin annualized	7.02%	7.18%	—	—
Return on average managed assets	(.25)	.93	—	—
Our International segment reported a net loss in the first quarter of 2005. The decrease in net income reflects higher provision for credit losses and higher operating expenses, partially offset by higher net interest income and increased fee and other income. Applying constant currency rates, which uses the average rate of exchange for the 2004 quarter to translate current period net income, would not have resulted in a materially different net loss for the first quarter of 2005.
Net interest income increased during the quarter due to higher receivable levels, partially offset by higher cost of funds in the U.K. due to a rising interest rate environment. Net interest margin, annualized, decreased in the current quarter due to run-off of higher yielding receivables, competitive pricing pressures holding down yields on our personal loans in the U.K. and increased interest expense resulting from a larger balance sheet. This was partially offset by increased yields on credit cards as interest-free balances were not promoted as strongly as in the past. Securitization revenues increased during the current quarter due to higher levels of receivable replenishments to support previously issued securities in the U.K. as well as the recognition of residual balances associated with certain expired securitization transactions. Fee and other income increased primarily due to higher insurance revenues. Provision for credit losses increased primarily due to higher delinquency and charge-off levels in the U.K. due to increases in bankruptcy filings and deterioration of the financial circumstances of our customers in the U.K. We increased managed loss reserves by recording loss provision greater than net charge-offs of $55 million for the first quarter of 2005 compared with $13 million in the year-ago period. Total costs and expenses increased primarily due to higher expenses to support receivable growth, costs associated with branch closures in the U.K. and higher policyholder benefits because of increased insurance sales volumes.

HSBC Finance Corporation.

Managed receivables decreased 2 percent compared to $13.3 billion at December 31, 2004 due to decreases in retail sales volume due to the deterioration of the financial circumstances of our customers in the U.K. Compared to March 31, 2004, managed receivables increased 16 percent due to strong growth in our real estate secured, personal non-credit card and MasterCard/ Visa portfolios as well as growth from the introduction of auto finance receivables in Canada in the third quarter of 2004. Applying constant currency rates, managed receivables at March 31, 2005 would have been $286 million higher using December 31, 2004 exchange rates and $485 million lower using March 31, 2004 exchange rates.
The decrease in ROMA reflects lower net income, primarily due to higher provision for credit losses due to higher delinquency and charge-off levels in the U.K. and lower overall yields on our receivables, as well as higher average managed assets primarily due to receivable growth since March 31, 2004.
Reconciliation of Managed Basis Segment Results Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. Reconciliations of our managed basis segment results to managed basis and owned basis consolidated totals are as follows:

							Managed
		Credit			Adjustments/		Basis			Owned Basis
		Card			Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	International	All Other	Items		Totals	Adjustments		Totals

	(in millions)
Three months ended March 31, 2005
Net interest income	$1,693	$506	$229	$(208)	$-		$2,220	$(332	)(3)	$1,888
Securitization revenue	(235)	(64)	10	(19)	-		(308)	393	(3)	85
Fee and other income	285	436	131	650	(34	)(1)	1,468	(91	)(3)	1,377
Intersegment revenues	26	5	4	(1)	(34	)(1)	-	-		-
Provision for credit losses	383	321	165	-	2		871	(30	)(3)	841
Total costs and expenses	668	324	216	334	-		1,542	-		1,542
Net income	433	148	(9)	77	(23)		626	-		626
Receivables	91,226	19,114	13,041	266	-		123,647	(11,486	)(4)	112,161
Assets	92,368	18,970	13,939	26,804	(8,592	)(2)	143,489	(11,486	)(4)	132,003

Three months ended March 31, 2004
Net interest income	$1,865	$529	$203	$(23)	$-		$2,574	$(754	)(3)	$1,820
Securitization revenue	(256)	(27)	(9)	(58)	-		(350)	698	(3)	348
Fee and other income	168	413	117	406	(32	)(1)	1,072	(197	)(3)	875
Intersegment revenues	22	8	3	(1)	(32	)(1)	-	-		-
Provision for credit losses	665	422	95	(1)	-		1,181	(253	)(3)	928
Total costs and expenses	627	277	172	334	-		1,410	-		1,410
Net income	304	137	28	22	(21)		470	-		470
Receivables	87,697	18,680	11,257	373	-		118,007	(24,357	)(4)	93,650
Assets	90,154	20,645	12,272	25,801	(8,680	)(2)	140,192	(24,357	)(4)	115,835

(1)	Eliminates intersegment revenues.

(2)	Eliminates investments in subsidiaries and intercompany borrowings.

(3)	Reclassifies net interest income, fee income and provision for credit losses relating to securitized receivables to other revenues.

(4)	Represents receivables serviced with limited recourse.
Credit Quality

Credit Loss Reserves
We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for owned consumer receivables using a roll rate

HSBC Finance Corporation.

migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs, loan rewrites and deferments. If customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning, account management policies and practices and current levels of charge-offs and delinquencies.
While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percent of net charge-offs in developing our loss reserve estimates. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. See Note 3, “Receivables,” in the accompanying consolidated financial statements for receivables by product type and Note 4, “Credit Loss Reserves,” for an analysis of changes in the credit loss reserves.
The following table summarizes owned basis credit loss reserves:

	March 31,	December 31,		March 31,
	2005	2004		2004

	(dollars are in millions)
Owned credit loss reserves	$3,581	$3,625		$3,753
Reserves as a percent of:
Receivables	3.19%	3.39%		4.01%
Net charge-offs(1)	103.7	80.4	(2)	96.7
Nonperforming loans	103.6	103.0		96.7

(1)	Quarter-to-date, annualized.

(2)	In December 2004, we adopted FFIEC charge-off policies for our domestic private label and MasterCard/ Visa portfolios and subsequently sold the domestic private label receivable portfolio to HSBC Bank USA. These events had a significant impact on this ratio. Reserves as a percentage of net charge-offs excluding domestic private label net charge-offs and charge-off relating to the adoption of FFIEC was 109.1% at December 31, 2004, quarter-to-date, annualized.
Owned credit loss reserves at March 31, 2005 decreased as compared to December 31, 2004 as the provision for owned credit losses was $22 million lower than net charge-offs reflecting improved credit quality. Owned credit loss reserves at March 31, 2005 decreased as compared to March 31, 2004 reflecting improved credit quality and a shift in mix to higher levels of secured receivables as a result of the sale of

HSBC Finance Corporation.

the domestic private label portfolio to HSBC Bank USA in December 2004 which was partially offset by growth. Compared to the year ago period, the decrease also reflects the release of $505 million of owned credit loss reserves associated with the sold domestic private label portfolio. During the three months ended March 31, 2004, provision for owned credit losses was $42 million less than net charge-offs. Reserve levels at March 31, 2005 reflect the factors discussed above. The trends in the reserve ratios reflect the fact that we are experiencing a shift in our loan portfolio to higher credit quality and lower yielding receivables, particularly real estate secured and auto finance receivables.
For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table summarizes managed credit loss reserves:

	March 31,	December 31,		March 31,
	2005	2004		2004

	(dollars are in millions)
Managed credit loss reserves	$4,242	$4,515		$5,912
Reserves as a percent of:
Receivables	3.43%	3.73%		5.01%
Net charge-offs(1)	94.9	75.2	(2)	102.5
Nonperforming loans	106.9	108.4		119.8

(1)	Quarter-to-date, annualized.

(2)	In December 2004, we adopted FFIEC charge-off policies for our domestic private label and MasterCard/ Visa portfolios and subsequently sold the domestic private label receivable portfolio to HSBC Bank USA. These events had a significant impact on this ratio. Reserves as a percentage of net charge-offs excluding domestic private label net charge-offs and charge-off relating to the adoption of FFIEC was 100.7% at December 31, 2004, quarter-to-date, annualized.
Managed credit loss reserves at March 31, 2005 decreased as compared to December 31, 2004 as a result of improvements in credit quality and lower levels of securitized receivables. Managed credit loss reserves at March 31, 2005 decreased as compared to March 31, 2004 as a result of improvements in credit quality, changes in securitization levels and the sale of our domestic private label receivable portfolio in December 2004 as discussed above.
See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of the non-GAAP financial measures to the comparable GAAP basis financial measure.
Delinquency – Owned Basis
The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	March 31,	December 31,	March 31,
	2005	2004	2004

Real estate secured	2.62%	2.96%	3.87%
Auto finance	1.65	2.07	1.68
MasterCard/ Visa	4.60	4.88	5.90
Private label	4.71	4.13	5.38
Personal non-credit card	8.63	8.69	9.64

Total	3.78%	4.07%	5.01%

Total owned delinquency decreased $104 million, or 29 basis points, compared to the prior quarter. The decrease is consistent with improvements in the delinquency roll rate trends we experienced throughout 2004 as a result of improvements in the economy, better underwriting and improved quality of originations. In addition, we experience seasonal improvements in our collection activities in the first quarter as

HSBC Finance Corporation.

customers use their tax refunds to reduce their outstanding balances. The overall decrease in delinquency of our real estate secured and auto finance portfolios reflects receivable growth, seasonality, improved collection efforts, the recent trend of better quality in new originations and improved economic conditions. The decrease in MasterCard/ Visa delinquencies reflects changes in receivable mix resulting from lower securitization levels and for our domestic receivables improved credit quality, seasonality and enhanced resources in collections, partially offset by increases in delinquencies in our foreign MasterCard/ Visa receivables due to increases in bankruptcy filings and the deterioration of the financial circumstances of our customers in the U.K. The increase in delinquency in our private label receivables (which includes our foreign private label portfolio that was not sold to HSBC Bank USA in December 2004) also reflects increases in bankruptcy filings and the deterioration of the financial circumstances of our customers in the U.K. The decrease in personal non-credit card delinquencies reflects the positive impact of receivable growth as well as improved collection efforts and economic conditions in the U.S.
Compared to a year ago, total delinquency decreased 123 basis points as all products reported lower delinquency levels. The improvements are generally the result of improvements in the U.S. economy and better underwriting. Delinquency levels at March 31, 2004 include the domestic private label portfolio which contributed approximately 10 basis points to total delinquency.
Net Charge-offs of Consumer Receivables – Owned Basis
The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables):

	March 31,	December 31,		March 31,
	2005	2004		2004

Real estate secured	.87%	1.04%		1.15%
Auto finance	3.80	2.73		4.65
MasterCard/ Visa	7.17	8.44	(1)	8.66
Private label	4.18	9.16	(1)	5.29
Personal non-credit card	8.18	8.06		11.17

Total	3.15%	4.04	%(1)	4.17%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	1.01%	1.17%		1.63%

(1)	The adoption of FFIEC charge-off policies for our domestic private label and MasterCard/ Visa portfolios in December 2004 increased private label net charge-offs by $155 million (432 basis points), MasterCard/ Visa net charge-offs by $3 million (9 basis points) and total consumer net charge-offs by $158 million (57 basis points) for the quarter ended December 31, 2004.
Net charge-offs as a percent, annualized, of average consumer receivables decreased compared to the quarter ended December 31, 2004 as the lower delinquency levels we have been experiencing due to an improving economy continue to have an impact on charge-offs. In December 2004, we adopted FFIEC charge-off policies for our domestic private label and MasterCard/ Visa portfolios and subsequently sold the domestic private label receivable portfolio. These events had a significant impact on the charge-off percentage for the quarter ended December 31, 2004. Excluding domestic private label net charge-offs and additional charge-off relating to the adoption of FFIEC from December 31, 2004, the net charge-off percentage decreased 15 basis points. Our real estate secured portfolio experienced a decrease in net charge-offs during the first quarter reflecting improved collection efforts, the recent trend of better quality in new originations and improved economic conditions. The increase in auto finance net charge-offs reflects a normal seasonal pattern related to higher delinquencies in the fourth quarter. The decrease in MasterCard/ Visa charge-offs reflects changes in receivable mix resulting from lower securitization levels and improved credit quality of originations. The increase in net charge-offs in the personal non-credit card portfolio is due to seasonal summer delinquency in 2004 rolling to charge-off in the current quarter.

HSBC Finance Corporation.

Total net charge-offs for the current quarter decreased from the March 2004 net charge-off levels generally as a result of receivable growth, improved collections and better underwriting, including both improved modeling and improved credit quality of originations, as well as improved economic conditions. The decrease in auto finance net charge-offs also reflects improved used auto prices which resulted in lower loss severities. The March 2004 net charge-off ratio includes the domestic private label portfolio which contributed 19 basis points to the ratio.
Owned Nonperforming Assets

	March 31,	December 31,	March 31,
	2005	2004	2004

	(dollars are in millions)
Nonaccrual receivables	$2,956	$3,012	$3,003
Accruing consumer receivables 90 or more days delinquent	499	507	876
Renegotiated commercial loans	1	2	2

Total nonperforming receivables	3,456	3,521	3,881
Real estate owned	509	587	656

Total nonperforming assets	$3,965	$4,108	$4,537

Credit loss reserves as a percent of nonperforming receivables	103.6%	103.0%	96.7%
Compared to December 31, 2004, the decrease in total nonperforming assets is due to improved credit quality, continued improvement in the economy, seasonality and collection efforts, partially offset by growth. In addition, the decrease in total nonperforming assets compared to March 31, 2004 also reflects the bulk sale of our domestic private label receivable portfolio in December 2004. Accruing consumer receivables 90 or more days delinquent includes domestic MasterCard and Visa and for March 31, 2004 our domestic private label credit card receivables, consistent with industry practice.
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
The tables below summarize approximate restructuring statistics in our managed basis domestic portfolio. We report our restructuring statistics on a managed basis only because the receivables that we securitize are subject to underwriting standards comparable to our owned portfolio, are generally serviced and collected without regard to ownership and result in a similar credit loss exposure for us. As previously reported, in prior periods we used certain assumptions and estimates to compile our restructure statistics. We also stated that we continue to enhance our ability to capture and segment restructure data across all business units. In the tables that follow, the restructure statistics presented for March 31, 2005 and December 31, 2004 have been compiled using enhanced systemic counters and refined assumptions and estimates. As a result of the systems enhancements, for June 30, 2004 and subsequent periods we exclude from our reported statistics loans that had been reported as contractually delinquent that have been reset to a current status because we have determined that the loans should not have been considered delinquent (e.g., payment application processing errors). Statistics reported for March 31, 2004 include such loans. When comparing restructuring statistics from different periods, the fact that our restructure policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies have been enhanced, should be taken into account.

HSBC Finance Corporation.

Total Restructured by Restructure Period – Domestic Portfolio(1)
(Managed Basis)

	March 31,	December 31,	March 31,
	2005(3)	2004(3)	2004(4)

	(dollars are in millions)
Never restructured	87.2%	86.7%	84.7%
Restructured:
Restructured in the last 6 months	4.8	5.1	6.2
Restructured in the last 7-12 months	3.2	3.2	3.9
Previously restructured beyond 12 months	4.8	5.0	5.2

Total ever restructured(2)	12.8	13.3	15.3

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1) (Managed Basis)
Real estate secured	$8,470	$8,572	$9,506
Auto finance	1,560	1,545	1,255
MasterCard/ Visa	567	619	505
Private label(5)	23	21	990
Personal non-credit card	3,466	3,541	3,913

Total	$14,086	$14,298	$16,169

(As a percent of managed receivables)
Real estate secured	12.9%	13.8%	18.9%
Auto finance	15.3	15.2	13.9
MasterCard/ Visa	3.0	3.2	2.8
Private label(5)	7.0	6.1	7.0
Personal non-credit card	22.3	22.4	26.3

Total(2)	12.8%	13.3%	15.3%

(1)	Excludes foreign businesses, commercial and other.

(2)	Total including foreign businesses was 11.9 percent at March 31, 2005, 12.3 percent at December 31, 2004, and 14.4 percent at March 31, 2004.

(3)	As discussed above, statistics have been compiled using enhanced systemic counters and refined assumptions and estimates.

(4)	Amounts also include accounts as to which the delinquency status has been reset to current for reasons other than restructuring (e.g., payment application processing errors) and compiled without the use of enhanced systemic counters and refined assumptions and estimates.

(5)	Reflects consumer lending retail sales contracts which have historically been classified as private label.
See “Credit Quality Statistics” for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.
The amount of domestic and foreign managed receivables in forbearance, modification, credit card services approved consumer credit counseling accommodations, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.4 billion or ..4 percent of managed receivables at March 31, 2005 and December 31, 2004, and $1.0 billion or ..8 percent of managed receivables at March 31, 2004. For periods prior to June 30, 2004, all credit card approved consumer credit counseling accommodations are included

HSBC Finance Corporation.

in the reported statistics in this paragraph. As a result of our systems enhancements, we are now able to segregate which domestic credit card approved consumer credit counseling accommodations included resetting the contractual delinquency status to current after January 1, 2003. Such accounts are included in the March 31, 2005 and December 31, 2004 restructure statistics in the table above. Credit card credit counseling accommodations that did not include resetting contractual delinquency status are not reported in the table above or the March 31, 2005 and December 31, 2004 statistics in this paragraph.
Liquidity and Capital Resources

The funding synergies resulting from our acquisition by HSBC have allowed us to reduce our reliance on traditional sources to fund our growth. We continue to focus on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. As discussed below, we supplemented unsecured debt issuance during the three months ended March 31, 2005 with proceeds from the sale of our domestic private label receivable portfolio to HSBC Bank USA in December 2004, debt issued to affiliates and higher levels of commercial paper.
Because we are now a subsidiary of HSBC, our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of these tightened credit spreads, reduced liquidity requirements and lower costs due to shortening the maturity of our liabilities, principally through increased issuance of commercial paper, we recognized cash funding expense savings of approximately $120 million in the three months ended March 31, 2005 and approximately $70 million in the three months ended March 31, 2004 compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies including asset transfers will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years. The portion of these savings to be realized by HSBC Finance Corporation will depend in large part upon the amount and timing of various initiatives between HSBC Finance Corporation and other HSBC subsidiaries.

HSBC Finance Corporation.

Debt due to affiliates and other HSBC related funding are summarized in the following table:

	March 31,	December 31,
	2005	2004

	(in billions)
Debt issued to HSBC subsidiaries:
Drawings on bank lines in the U.K.	$7.2	$7.5
Term debt	7.5	6.0
Preferred securities issued by Household Capital Trust VIII	.3	.3

Total debt issued to HSBC subsidiaries	15.0	13.8

Debt issued to HSBC clients:
Euro commercial paper	3.5	2.6
Term debt	.8	.8

Total debt issued to HSBC clients	4.3	3.4
Preferred stock held by HSBC Investments (North America) Inc.	1.1	1.1
Cash received on bulk and subsequent sales of domestic private label receivables to HSBC Bank USA, net (cumulative)	12.2	12.4
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	3.7
Direct purchases from correspondents (cumulative)	3.4	2.8
Run-off of real estate secured receivable activity with HSBC Bank USA	(1.8)	(1.5)

Total real estate secured receivable activity with HSBC Bank USA	5.3	5.0

Total HSBC related funding	$37.9	$35.7

At March 31, 2005, funding from HSBC, including debt issuances to HSBC subsidiaries and clients and preferred stock held by HSBC Investments (North America) Inc. (“HINO”) but excluding cash received on asset sales to HSBC subsidiaries, represented 17 percent of our total managed debt and preferred stock funding. At December 31, 2004, funding from HSBC, including debt issuances to HSBC subsidiaries and clients and preferred stock held by HINO but excluding cash received on asset sales to HSBC subsidiaries, represented 15 percent of our total managed debt and preferred stock funding.
Proceeds from the December 2004 domestic private label bulk receivable sale to HSBC Bank USA of $12.4 billion were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and to fund operations. Excess liquidity from the sale was used to temporarily fund available for sale investments at December 31, 2004.
As of March 31, 2005, we had revolving credit facilities of $2.5 billion from HSBC domestically and $10.0 billion from HSBC subsidiaries in the U.K. There have been no draws on the domestic line. At March 31, 2005, $7.2 billion was outstanding under the U.K. lines. We had derivative contracts with a notional value of $61.8 billion, or approximately 90 percent of total derivative contracts, outstanding with HSBC affiliates at March 31, 2005. We had derivative contracts with a notional value of $62.6 billion, or approximately 87 percent of total derivative contracts, outstanding with HSBC affiliates at December 31, 2004.
Securities totaled $4.0 billion at March 31, 2005 and $4.3 billion at December 31, 2004. Additionally, we had securities purchased under agreements to resell of $282 million at March 31, 2005 and $2.7 billion at December 31, 2004. Our securities balances at December 31, 2004 were high as a result of the timing of the bulk sale of the domestic private label receivable portfolio to HSBC Bank USA on December 29, 2004.

HSBC Finance Corporation.

Commercial paper, bank and other borrowings totaled $10.6 billion at March 31, 2005 and $9.0 billion at December 31, 2004. The increase at March 31, 2005 was a result of higher levels of short-term notes outstanding as well as higher levels of commercial paper as compared to the lower levels outstanding at December 31, 2004 as the proceeds from the sale of the domestic private label loan portfolio to HSBC Bank USA were used to reduce the outstanding balances. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $3.5 billion at March 31, 2005 and $2.6 billion at December 31, 2004.
Long term debt (with original maturities over one year) decreased to $83.2 billion at March 31, 2005 from $85.4 billion at December 31, 2004. Significant third party issuance during the three months ended March 31, 2005 included the following:

•	$1.6 billion of domestic medium-term notes
•	$.4 billion of InterNotessm (retail-oriented medium-term notes)
•	$2.0 billion of global debt
Selected capital ratios are summarized in the following table:

	March 31,	December 31,
	2005	2004

TETMA(1)	7.22%	6.68%
TETMA + Owned Reserves(1)	9.95	9.45
Tangible common equity to tangible managed assets(1)	5.22	4.67
Common and preferred equity to owned assets	13.37	13.01
Excluding purchase accounting adjustments:
TETMA(1)	9.68	8.38
TETMA + Owned Reserves(1)	12.42	11.16
Tangible common equity to tangible managed assets(1)	7.69	6.38

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-GAAP financial ratios that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.
Securitizations and secured financings Securitizations (collateralized funding transactions structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” (“SFAS No. 140”)) and secured financings (collateralized funding transactions which do not receive sale treatment under SFAS No. 140) of consumer receivables have been used to limit our reliance on the unsecured debt markets.
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

HSBC Finance Corporation.

In a secured financing, a designated pool of receivables are conveyed to a wholly owned limited purpose subsidiary, which in turn transfers the receivables to a trust that sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. We do not recognize a gain in a secured financing transaction. Because the receivables and the debt remain on our balance sheet, revenues and expenses are reported consistently with our owned balance sheet portfolio. Using this source of funding results in similar cash flows as issuing debt through alternative funding sources.
Under U.K. GAAP and IFRS, our securitizations are treated as secured financings. In order to align our accounting treatment with that of HSBC, we began to structure all new collateralized funding transactions as secured financings from the third quarter of 2004 onwards. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is expected to occur in early 2008 based on current projections. Private label trusts that publicly issued securities are now replenished by HSBC Bank USA as a result of the daily sale of new domestic private label credit card originations to HSBC Bank USA. We will continue to replenish at reduced levels certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. There is no impact, however, on cash received from operations. Because we believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, we will continue to use secured financings of consumer receivables as a source of our funding and liquidity.
As previously discussed, securitization levels were much lower in the three months ended March 31, 2005 as a result of the use of alternate funding sources, including funding from HSBC subsidiaries, and our decision to structure all new collateralized funding transactions as secured financings beginning in the third quarter of 2004.
Securitizations (excluding replenishments of certificateholder interests) and secured financings are summarized in the following table:

Three months ended March 31	2005	2004

	(in millions)
Initial securitizations:
Auto finance	$-	$-
MasterCard/ Visa	-	50
Personal non-credit card	-	-

Total	$-	$50

Secured financings:
Real estate secured	-	-
Auto finance	-	-

Total	$-	$-

Our securitized receivables totaled $11.5 billion at March 31, 2005 compared to $14.2 billion at December 31, 2004. As of March 31, 2005, secured financings of $4.6 billion are secured by $8.8 billion of real estate secured and auto finance receivables. Secured financings of $7.3 billion at December 31, 2004 are secured by $10.3 billion of real estate secured and auto finance receivables. At March 31, 2005,

HSBC Finance Corporation.

securitizations structured as sales represented 10 percent and secured financings represented 4 percent of the funding associated with our managed funding portfolio. At December 31, 2004, securitizations structured as sales represented 12 percent and secured financings represented 6 percent of the funding associated with our managed funding portfolio.
2005 funding strategy As discussed previously, the acquisition by HSBC has improved our access to the capital markets as well as expanded our access to a worldwide pool of potential investors. Our current estimated domestic funding needs and sources for 2005 are summarized in the table that follows:

	Actual	Estimated
	January 1	April 1
	through	through	Estimated
	March 31,	December 31,	Full Year
	2005	2005	2005

	(in billions)
Funding needs:
Net asset growth	$2.8	$11.2 - 15.2	$14 - 18
Commercial paper, term debt and securitization maturities	12.3	17.7 - 21.7	30 - 34
Other	.5	1.5 - 3.5	2 - 4

Total funding needs, including growth	$15.6	$30.4 - 40.4	$46 - 56

Funding sources:
External funding, including HSBC clients	$14.1	$27.9 - 35.9	$42 - 50
HSBC and HSBC subsidiaries	1.5	2.5 - 4.5	4 - 6

Total funding sources	$15.6	$30.4 - 40.4	$46 - 56

Risk Management

Credit Risk There have been no significant changes in our approach to credit risk management since December 31, 2004.
At March 31, 2005, we had derivative contracts with a notional value of approximately $68.4 billion, including $61.8 billion outstanding with HSBC affiliates. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities and totaled $.5 billion at March 31, 2005. Affiliate swap counterparties generally provide collateral in the form of securities which are not recorded on our balance sheet and totaled $1.7 billion at March 31, 2005.
Liquidity Risk There have been no significant changes in our approach to liquidity risk since December 31, 2004.
Market Risk HSBC has certain limits and benchmarks that serve as guidelines in determining appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our total PVBP limit as of March 31, 2005 was $3 million, which includes risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $3 million. Our PVBP position at both March 31, 2005 and December 31, 2004 was less than $1 million.
While the total PVBP position will not change as a result of the loss of hedge accounting, the portfolio of ineffective hedges at March 31, 2005 represent PVBP risk of ($2.9) million. The interest rate risk remaining for all other assets and liabilities, including effective hedges, results in an offsetting PVBP risk

HSBC Finance Corporation.

of $2.3 million. Therefore, at March 31, 2005 we had a net PVBP position of less than $1 million, which is within our PVBP limit of $3 million.
We also monitor the impact that an immediate hypothetical 100 basis points parallel increase or decrease in interest rates would have on our net interest income. The following table summarizes such estimated impact:

	March 31,	December 31,
	2005	2004

	(in millions)
Decrease in net interest income following an immediate hypothetical 100 basis points parallel rise in interest rates	$272	$279
Increase in net interest income following an immediate hypothetical 100 basis points parallel fall in interest rates	$218	$274
These estimates include both the net interest income impact of the derivative positions we have entered into which are considered to be effective hedges under SFAS 133 and the impact of economic hedges of certain underlying debt instruments which do not qualify for hedge accounting, as previously discussed, as if they were effective hedges under SFAS 133. These estimates also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated.
Net interest income at risk has changed as a result of the loss of hedge accounting on a portfolio of economic hedges. At March 31, 2005, our net interest income sensitivity to a 100 basis points immediate rise in rates for the next 12 months is a decrease of $308 million as opposed to the amount reported above, and the sensitivity to an immediate 100 basis points fall in rates for the next 12 months is an increase of $260 million as opposed to the amount reported above. At December 31, 2004, our net interest income sensitivity to a 100 basis points immediate rise in rates for the next 12 months is a decrease of $285 million as opposed to the amount reported above, and the sensitivity to an immediate 100 basis points fall in rates for the next 12 months is an increase of $286 million as opposed to the amount reported above. This sensitivity only considers changes in interest rates and does not consider changes from other variables, such as exchange rates that may impact margin. The increase in exposure to rising interest rates results primarily from the reclassification of cash flow hedges (the pay fixed/receive floating interest rate swaps), which do not qualify for hedge accounting under SFAS 133. We are in the process of reducing our exposure by regaining hedge accounting treatment as soon as possible. We will continue to manage our total interest rate risk on a basis consistent with the risk management process employed since the acquisition.
Operational Risk There has been no significant change in our approach to operational risk management since December 31, 2004.

HSBC FINANCIAL CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	Three months ended

	March 31,	March 31,
	2005	2004

	(dollars are in millions)
Return on Average Assets:
Net income	$626	$470

Average assets:
Owned basis	$131,954	$119,388
Serviced with limited recourse	12,884	25,278

Managed basis	$144,838	$144,666

Return on average owned assets	1.90%	1.57%
Return on average managed assets	1.73	1.30

Return on Average Common Shareholder’s Equity:
Net income	$626	$470
Dividends on preferred stock	(18)	(18)

Net income available to common shareholders	$608	$452

Average common shareholder’s equity	$16,170	$16,645

Return on average common shareholder’s equity	15.04%	10.86%

Net Interest Margin:
Net interest income:
Owned basis	$1,888	$1,820
Serviced with limited recourse	332	754

Managed basis	$2,220	$2,574

Average interest-earning assets:
Owned basis	$112,985	$99,676
Serviced with limited recourse	12,884	25,278

Managed basis	$125,869	$124,954

Owned basis net interest margin	6.68%	7.30%
Managed basis net interest margin	7.06	8.24

Managed Basis Risk Adjusted Revenue:
Net interest income	$2,220	$2,574
Other revenues, excluding securitization revenue	1,468	1,072
Less: Net charge-offs	(1,118)	(1,442)

Risk adjusted revenue	2,570	2,204
Average interest-earning assets	$125,869	$124,954

Managed basis risk adjusted revenue	8.17%	7.06%

HSBC FINANCIAL CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	Three months ended

	March 31,	March 31,	December 31,
	2005	2004	2004

	(dollar amounts are in millions)
Consumer Net Charge-off Ratio:
Consumer net charge-offs:
Owned basis	$856	$970	$1,127
Serviced with limited recourse	255	472	375

Managed basis	$1,111	$1,442	$1,502

Average consumer receivables:
Owned basis	$108,928	$92,974	$111,691
Serviced with limited recourse	12,884	25,278	18,601

Managed basis	$121,812	$118,252	$130,292

Owned basis consumer net charge-off ratio	3.15%	4.17%	4.04%
Managed basis consumer net charge-off ratio	3.65	4.88	4.61

Reserves as a Percentage of Net Charge-offs
Loss reserves:
Owned basis	$3,581	$3,753	$3,625
Serviced with limited recourse	661	2,159	890

Managed basis	$4,242	$5,912	$4,515

Net charge-offs:
Owned basis	$863	$970	$1,127
Serviced with limited recourse	255	472	375

Managed basis	$1,118	$1,442	$1,502

Owned basis reserves as a percentage of net charge-offs	103.7%	96.7%	80.4%
Managed basis reserves as a percentage of net charge-offs	94.9	102.5	75.2

Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$1,420	$1,297

Net interest income and other revenues less policyholders’ benefits:
Owned basis	$3,228	$2,930
Serviced with limited recourse	30	253

Managed basis	$3,258	$3,183

Owned basis efficiency ratio	43.99%	44.27%
Managed basis efficiency ratio	43.59	40.75

HSBC FINANCIAL CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	March 31,	December 31,	March 31,
	2005	2004	2004

	(dollar amounts are in millions)
Two-Months-and-Over-Contractual Delinquency:
Consumer two-months-and-over-contractual delinquency:
Owned basis	$4,229	$4,333	$4,671
Serviced with limited recourse	626	788	1,280

Managed basis	$4,855	$5,121	$5,951

Consumer receivables:
Owned basis	$111,911	$106,564	$93,299
Serviced with limited recourse	11,486	14,225	24,357

Managed basis	$123,397	$120,789	$117,656

Consumer two-months-and-over-contractual delinquency:
Owned basis	3.78%	4.07%	5.01%
Managed basis	3.93	4.24	5.06

Reserves as a Percentage of Receivables:
Loss reserves:
Owned basis	$3,581	$3,625	$3,753
Serviced with limited recourse	661	890	2,159

Managed basis	$4,242	$4,515	$5,912

Receivables:
Owned basis	$112,161	$106,855	$93,650
Serviced with limited recourse	11,486	14,225	24,357

Managed basis	$123,647	$121,080	$118,007

Reserves as a percentage of receivables:
Owned basis	3.19%	3.39%	4.01%
Managed basis	3.43	3.73	5.01

Reserves as a Percentage of Nonperforming Loans:
Loss reserves:
Owned basis	$3,581	$3,625	$3,753
Serviced with limited recourse	661	890	2,159

Managed basis	$4,242	$4,515	$5,912

Nonperforming loans:
Owned basis	$3,456	$3,521	$3,881
Serviced with limited recourse	511	646	1,055

Managed basis	$3,967	$4,167	$4,936

Reserves as a percentage of nonperforming loans:
Owned basis	103.6%	103.0%	96.7%
Managed basis	106.9	108.4	119.8

HSBC FINANCIAL CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	March 31,	December 31,
	2005	2004

	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$16,553	$15,841
Exclude:
Unrealized (gains) losses on cash flow hedging instruments	(253)	(119)
Minimum pension liability	4	4
Unrealized gains on investments and interest-only strip receivables	(37)	(53)
Intangible assets	(2,594)	(2,705)
Goodwill	(6,835)	(6,856)

Tangible common equity	6,838	6,112
Purchase accounting adjustments	3,224	2,227

Tangible common equity, excluding purchase accounting adjustments	$10,062	$8,339

Tangible shareholder’s equity:
Tangible common equity	$6,838	$6,112
Preferred stock	1,100	1,100
Mandatorily redeemable preferred securities of Household Capital Trusts	988	994
Adjustable Conversion-Rate Equity Security Units	533	530

Tangible shareholder’s equity	9,459	8,736
Purchase accounting adjustments	3,211	2,208

Tangible shareholder’s equity, excluding purchase accounting adjustments	$12,670	$10,944

Tangible shareholder’s equity plus owned loss reserves:
Tangible shareholder’s equity	$9,459	$8,736
Owned loss reserves	3,581	3,625

Tangible shareholder’s equity plus owned loss reserves	13,040	12,361
Purchase accounting adjustments	3,211	2,208

Tangible shareholder’s equity plus owned loss reserves, excluding purchase accounting adjustments	$16,251	$14,569

Tangible managed assets:
Owned assets	$132,003	$130,190
Receivables serviced with limited recourse	11,486	14,225

Managed assets	143,489	144,415
Exclude:
Intangible assets	(2,594)	(2,705)
Goodwill	(6,835)	(6,856)
Derivative financial assets	(3,017)	(4,049)

Tangible managed assets	131,043	130,805
Purchase accounting adjustments	(174)	(202)

Tangible managed assets, excluding purchase accounting adjustments	$130,869	$130,603

Equity ratios:
Common and preferred equity to owned assets	13.37%	13.01%
Tangible common equity to tangible managed assets	5.22	4.67
Tangible shareholder’s equity to tangible managed assets (“TETMA”)	7.22	6.68
Tangible shareholder’s equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)	9.95	9.45
Excluding purchase accounting adjustments:
Tangible common equity to tangible managed assets	7.69	6.38
TETMA	9.68	8.38
TETMA + Owned Reserves	12.42	11.16

Item 4.	Controls and Procedures

Disclosure Controls We conducted an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by HSBC Finance Corporation in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report so as to alert them in a timely fashion to material information required to be disclosed in reports we file under the Exchange Act.
Internal Controls In our annual report on Form 10-K for the year ended December 31, 2004, we reported that management had identified a material weakness in our internal controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) relating to the process of establishing and maintaining effective hedges under the “shortcut” method of accounting pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As previously reported, management implemented the remedial actions described in the annual report on Form 10-K during the first quarter of 2005. There have not been any other changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II. OTHER INFORMATION

Item 5.	Other Information

As approved by the Audit Committee of the Board of Directors, we have engaged KPMG to perform certain non-audit services during the year. Those services include language translation services relating to debt offerings of subsidiaries, preparation of SAS 70 reports relating to services performed for contractual counterparties and certain tax services including account analysis, advice regarding certain transactions and preparation of returns for securitization trusts.
Item 6. Exhibits

Exhibits included in this Report:

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
Date: May 16, 2005

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