Form 10-K/A
period 2004-12-31
HSBC Finance CORP
filed 2005-06-29
CIK 354964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K/A

AMENDMENT TO APPLICATION OR REPORT

Filed pursuant to Section 12, 13, or 15(d)

of the Securities Exchange Act of 1934

HSBC FINANCE CORPORATION

(Exact name of registrant as specified in charter)

AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as set forth in the pages attached hereto.

Exhibit 99	(a) Annual Report on Form 11-K for the HSBC–North America (U.S.) Tax Reduction Investment Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC FINANCE CORPORATION
(Registrant)

Date: June 29, 2005	By:	/s/ Patrick D. Schwartz
Patrick D. Schwartz
Vice President and Deputy General Counsel -Corporate

This document contains 17 pages.

No exhibit index.