Form 10-Q
period 2005-06-30
HSBC Finance CORP
filed 2005-08-01
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☒
          At July 31, 2005, there were 50 shares of the registrant’s common stock outstanding, all of which were owned indirectly by HSBC Holdings plc.

HSBC FINANCE CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME

	Three months ended		Six months ended
	June 30,		June 30,

	2005	2004	2005	2004

	(in millions)
Finance and other interest income	$3,139	$2,637	$6,089	$5,165
Interest expense	1,104	707	2,166	1,415

Net interest income	2,035	1,930	3,923	3,750
Provision for credit losses	1,031	997	1,872	1,925

Net interest income after provision for credit losses	1,004	933	2,051	1,825

Other revenues:
Securitization revenue	54	266	139	614
Insurance revenue	229	204	450	415
Investment income	33	30	66	71
Derivative income	76	124	336	176
Fee income	354	242	660	507
Taxpayer financial services revenue	18	6	261	212
Other income	360	180	674	280

Total other revenues	1,124	1,052	2,586	2,275

Costs and expenses:
Salaries and employee benefits	526	457	1,023	942
Sales incentives	90	90	172	168
Occupancy and equipment expenses	82	77	169	160
Other marketing expenses	185	131	365	263
Other servicing and administrative expenses	143	198	401	424
Support services from HSBC affiliates	217	196	426	373
Amortization of intangibles	83	79	190	195
Policyholders’ benefits	116	93	238	206

Total costs and expenses	1,442	1,321	2,984	2,731

Income before income tax expense	686	664	1,653	1,369
Income tax expense	214	231	555	466

Net income	$472	$433	$1,098	$903

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2005	2004

	(in millions, except share data)
Assets
Cash	$512	$392
Interest bearing deposits with banks	413	603
Securities purchased under agreements to resell	421	2,651
Securities	4,014	3,645
Receivables, net	116,495	104,815
Intangible assets, net	2,491	2,705
Goodwill	6,799	6,856
Properties and equipment, net	470	487
Real estate owned	459	587
Derivative financial assets	1,698	4,049
Other assets	3,971	3,400

Total assets	$137,743	$130,190

Liabilities
Debt:
Deposits	$38	$47
Commercial paper, bank and other borrowings	10,645	9,013
Due to affiliates	16,408	13,789
Long term debt (with original maturities over one year)	87,044	85,378

Total debt	114,135	108,227
Insurance policy and claim reserves	1,295	1,303
Derivative related liabilities	397	432
Other liabilities	3,427	3,287

Total liabilities	119,254	113,249
Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized:
Series A, $0.01 par value, 1,100 shares issued, held by HSBC Investments (North America) Inc.	1,100	1,100
Series B, $0.01 par value, 575,000 shares issued at June 30, 2005	575	-
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 50 shares issued	-	-
Additional paid-in capital	14,662	14,627
Retained earnings	1,632	571
Accumulated other comprehensive income	520	643

Total common shareholder’s equity	16,814	15,841

Total liabilities and shareholders’ equity	$137,743	$130,190

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30,	2005	2004

	(in millions)
Preferred stock
Balance at beginning of period	$1,100	$1,100
Issuance of Series B preferred stock	575	-

Balance at end of period	$1,675	$1,100

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$14,627	$14,645
Issuance costs of Series B preferred stock	(16)	-
Return of capital	(13)	(14)
Employee benefit plans and other	64	12

Balance at end of period	$14,662	$14,643

Retained earnings
Balance at beginning of period	$571	$1,303
Net income	1,098	903
Dividends:
Preferred stock	(37)	(36)

Balance at end of period	$1,632	$2,170

Accumulated other comprehensive income
Balance at beginning of period	$643	$443
Net change in unrealized gains (losses) on:
Derivatives classified as cash flow hedges	44	107
Securities available for sale and interest-only strip receivables	15	(4)
Foreign currency translation adjustments	(182)	20

Other comprehensive income, net of tax	(123)	123

Balance at end of period	$520	$566

Total common shareholder’s equity	$16,814	$17,379

Comprehensive income
Net income	$1,098	$903
Other comprehensive income	(123)	123

Comprehensive income	$975	$1,026

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

STATEMENT OF CASH FLOWS

Six months ended June 30,	2005	2004

	(in millions)
Cash flows from operating activities
Net income	$1,098	$903
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,872	1,925
Insurance policy and claim reserves	(142)	(69)
Depreciation and amortization	257	253
Net change in interest-only strip receivables	174	288
Net change in other assets	(620)	(315)
Net change in other liabilities	224	(289)
Other, net	(233)	(541)

Net cash provided by (used in) operating activities	2,630	2,155

Cash flows from investing activities
Securities:
Purchased	(363)	(971)
Matured	224	1,078
Sold	79	497
Net change in interest bearing deposits with banks	(317)	571
Net change in short-term securities available for sale	170	3,296
Net change in securities purchased under agreements to resell	2,230	(341)
Receivables:
Originations, net of collections	(29,896)	(26,068)
Purchases and related premiums	(38)	(542)
Initial and fill-up securitizations	5,189	16,719
Sales to affiliates	9,885	856
Properties and equipment:
Purchases	(42)	(32)
Sales	2	1

Net cash provided by (used in) investing activities	(12,877)	(4,936)

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	1,632	1,105
Net change in time certificates	(2)	(155)
Net change in due to affiliates	3,164	1,122
Long term debt issued	16,450	7,630
Long term debt retired	(11,231)	(7,316)
Redemption of company obligated mandatorily redeemable preferred securities of subsidiary trusts	(309)	-
Insurance:
Policyholders’ benefits paid	(68)	(89)
Cash received from policyholders	181	121
Issuance of Series B preferred stock	559	-

Net cash provided by (used in) financing activities	10,376	2,418

Effect of exchange rate changes on cash	(9)	10

Net change in cash	120	(353)
Cash at beginning of period	392	463

Cash at end of period	$512	$110

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

2.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2005	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,562	$52	$(18)	$2,596
Money market funds	268	-	-	268
U.S. government sponsored enterprises(1)	84	-	(1)	83
U.S. government and federal agency debt securities	593	2	(2)	593
Non-government mortgage backed securities	109	-	-	109
Other	332	3	(4)	331

Subtotal	3,948	57	(25)	3,980
Accrued investment income	34	-	-	34

Total securities available for sale	$3,982	$57	$(25)	$4,014

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,520	$27	$(14)	$2,533
Money market funds	230	-	-	230
U.S. government sponsored enterprises(1)	49	-	-	49
U.S. government and federal agency debt securities	344	-	(3)	341
Non-government mortgage backed securities	74	-	(1)	73
Other	385	1	(3)	383

Subtotal	3,602	28	(21)	3,609
Accrued investment income	36	-	-	36

Total securities available for sale	$3,638	$28	$(21)	$3,645

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
A summary of gross unrealized losses and related fair values as of June 30, 2005 and December 31, 2004, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year

		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
June 30, 2005	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)
Corporate debt securities	137	$(3)	$283	325	$(15)	$833
U.S. government sponsored enterprises	31	(1)	74	-	-	-
U.S. government and federal agency debt securities	-	-	-	34	(2)	112
Other	-	-	-	48	(4)	232

	Less Than One Year			Greater Than One Year

		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2004	Securities	Losses	Investments	Securities	Losses	Investments

	(in millions)
Corporate debt securities	254	$(6)	$636	218	$(8)	$647
U.S. government and federal agency debt securities	-	-	-	61	(3)	278
Non-government mortgage backed securities	-	-	-	3	(1)	6
Other	21	(2)	114	42	(1)	130
The gross unrealized losses on our securities available for sale have increased slightly due to a general increase in short- and medium-term interest rates during the six months ended June 30, 2005. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the par value of the investment. Since substantially all of these securities are rated A- or better, and because we have the ability and intent to hold these investments until maturity or a market price recovery, these securities are not considered other than temporarily impaired.

3.	Receivables

Receivables consisted of the following:

	June 30,	December 31,
	2005	2004

	(in millions)
Real estate secured	$71,930	$64,820
Auto finance	8,997	7,544
MasterCard(1)/ Visa(1)	17,421	14,635
Private label	2,905	3,411
Personal non-credit card	17,255	16,128
Commercial and other	253	317

Total owned receivables	118,761	106,855
Purchase accounting fair value adjustments	134	201
Accrued finance charges	1,548	1,394
Credit loss reserve for owned receivables	(3,756)	(3,625)
Unearned credit insurance premiums and claims reserves	(580)	(631)
Interest-only strip receivables	151	323
Amounts due and deferred from receivable sales	237	298

Total owned receivables, net	116,495	104,815
Receivables serviced with limited recourse	8,980	14,225

Total managed receivables, net	$125,475	$119,040

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.
Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value on March 28, 2003, the date we were acquired by HSBC.
Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $525 million at June 30, 2005 and $890 million at December 31, 2004. Interest-only strip receivables also included fair value mark-to-market adjustments, which increased the balance by $78 million at June 30, 2005 and $76 million at December 31, 2004.
Receivables serviced with limited recourse consisted of the following:

	June 30,	December 31,
	2005	2004

	(in millions)
Real estate secured	$-	$81
Auto finance	1,819	2,679
MasterCard/ Visa	4,752	7,583
Personal non-credit card	2,409	3,882

Total	$8,980	$14,225

The combination of receivables owned and receivables serviced with limited recourse, which comprises our managed portfolio, is shown below:

	June 30,	December 31,
	2005	2004

	(in millions)
Real estate secured	$71,930	$64,901
Auto finance	10,816	10,223
MasterCard/ Visa	22,173	22,218
Private label	2,905	3,411
Personal non-credit card	19,664	20,010
Commercial and other	253	317

Total	$127,741	$121,080

4.	Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2005	2004	2005	2004

	(in millions)
Owned receivables:
Credit loss reserves at beginning of period	$3,581	$3,753	$3,625	$3,793
Provision for credit losses	1,031	997	1,872	1,925
Charge-offs	(961)	(1,057)	(1,914)	(2,108)
Recoveries	117	92	207	172
Other, net	(12)	10	(34)	13

Credit loss reserves for owned receivables	3,756	3,795	3,756	3,795

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	661	2,159	890	2,374
Provision for credit losses	52	148	82	401
Charge-offs	(201)	(426)	(472)	(925)
Recoveries	17	24	33	52
Other, net	(4)	(1)	(8)	2

Credit loss reserves for receivables serviced with limited recourse	525	1,904	525	1,904

Credit loss reserves for managed receivables	$4,281	$5,699	$4,281	$5,699

The provision for credit losses on owned receivables and overall reserve levels in 2005 reflect the impact of the bulk sale of our domestic private label receivables to HSBC Bank USA, National Association (“HSBC Bank USA”) in December 2004 as well as the impact of receivable growth. Reductions to the provision for credit losses and overall reserve levels on receivables serviced with limited recourse in 2005 reflect the impact of the bulk sale discussed above, as well as the impact of reduced securitization levels, including our decision to structure new collateralized funding transactions as secured financings.
Further analysis of credit quality and credit loss reserves and our credit loss reserve methodology are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Credit Quality.”

5.	Intangible Assets

Intangible assets consisted of the following:

		Accumulated	Carrying
	Gross	Amortization	Value

	(in millions)
June 30, 2005
Purchased credit card relationships and related programs	$1,696	$462	$1,234
Retail services merchant relationships	270	122	148
Other loan related relationships	326	87	239
Trade names	717	-	717
Technology, customer lists and other contracts	281	128	153

Total	$3,290	$799	$2,491

December 31, 2004
Purchased credit card relationships and related programs	$1,723	$355	$1,368
Retail services merchant relationships	270	95	175
Other loan related relationships	326	71	255
Trade names	718	-	718
Technology, customer lists and other contracts	281	92	189

Total	$3,318	$613	$2,705

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,

(in millions)
2005	$351
2006	343
2007	325
2008	230
2009	122
Thereafter	366

6.	Goodwill

Goodwill balances associated with our foreign businesses will change from period to period due to movements in foreign exchange. Since the one-year anniversary of our acquisition by HSBC was completed in the first quarter of 2004, no further acquisition-related adjustments to our goodwill balance will occur, except for changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of our acquisition by HSBC, pursuant to Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes.” During the second quarter of 2005, we reduced our goodwill balance by approximately $11 million as a result of such changes in tax estimates.
As part of ongoing integration efforts with HSBC, we have begun working with HSBC to determine if funding synergies and management efficiencies could be achieved by transferring our U.K. and European operations to a U.K. based subsidiary of HSBC. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” we performed an interim goodwill impairment test for our U.K. and European operations during the second quarter of 2005. As the estimated fair value of our U.K. and European operations exceeded its carrying amount, we concluded that the related goodwill assigned to this reporting unit was not impaired. As of the date of this filing, a decision has not been made regarding the potential transfer of the U.K. and European operations.

7.	Income Taxes

Our effective tax rates were as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,

	2005	2004	2005	2004

Effective tax rate	31.2%	34.8%	33.6%	34.0%
The decrease in the effective tax rate in both periods is primarily due to lower state tax rates, partially offset by higher pretax income without a corresponding increase in low income housing tax credits. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

8.	Redeemable Preferred Stock

We have 1,501,100 shares of preferred stock authorized for issuance. In March 2003, 1,100 shares of Series A Cumulative Preferred Stock were issued to HSBC and are now held by HSBC Investments (North America) Inc. In June 2005, we issued 575,000 shares of 6.36% Non-Cumulative Preferred Stock, Series B (“Series B Preferred Stock”). Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010 at $1,000 per share, plus accrued dividends. The redemption and liquidation value is $1,000 per share plus accrued and unpaid dividends. The holders of Series B Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series B Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock which would rank prior to the Series B Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by at least two-thirds of the shares of Series B Preferred Stock outstanding at that time. Related issuance costs of $16 million have been recorded as a reduction of additional paid-in capital.

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

	June 30,	December 31,
	2005	2004

	(in millions)
Assets, (Liabilities) and Equity:
Derivative financial assets, net	$1,220	$3,297
Other assets	1,532	604
Due to affiliates	(16,408)	(13,789)
Other liabilities	(273)	(168)
Series A preferred stock	1,100	1,100

	Three months		Six months
	ended		ended
	June 30,		June 30,

	2005	2004	2005	2004

	(in millions)
Income/(Expense):
Interest expense on borrowings from HSBC and subsidiaries	$(134)	$(66)	$(285)	$(118)
Interest income on advances to HSBC affiliates	7	-	11	-
HSBC Bank USA:
Real estate secured servicing revenues	4	3	8	6
Real estate secured sourcing, underwriting and pricing revenues	1	2	2	2
Gain on daily sale of domestic private label receivable originations	100	-	192	-
Gain on sale of real estate secured and MasterCard/ Visa receivables	9	-	17	-
Taxpayer financial services loan origination fees	(1)	-	(15)	-
Domestic private label receivable servicing fees	89	-	181	-
Other servicing, processing, origination and support revenues	6	3	14	5
Support services from HSBC affiliates, primarily HSBC Technology and Services (USA) Inc. (“HTSU”)	(217)	(196)	(426)	(374)
HTSU:
Rental revenue	8	8	18	16
Administrative services revenue	7	5	12	8
Other income from HSBC affiliates	1	-	3	-
The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $58.4 billion at June 30, 2005 and $62.6 billion at December 31, 2004. Affiliate swap counterparties provide collateral in the form of securities, which are not recorded on our balance sheet. At June 30, 2005, the fair value of our agreements with affiliate counterparties was below the level requiring payment of collateral. As such at June, 30, 2005, we were not holding any swap collateral from HSBC affiliates in the form of securities. At December 31, 2004, affiliate swap counterparties had provided collateral in the form of securities, which were not recorded on our balance sheet, totaling $2.2 billion.
We have extended a line of credit of $2 billion to HSBC USA, Inc. at interest rates comparable to third-party rates for a line of credit with similar terms. The balance outstanding under this line was $.6 billion at June 30, 2005 and December 31, 2004 and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as interest income on HSBC USA, Inc. advances in the table above.
We extended a revolving line of credit of $.5 billion to HTSU on June 28, 2005 at interest rates comparable to third-party rates for a line of credit with similar terms. The balance outstanding under this line of credit was $.4 billion at June 30, 2005 and is included in other assets.
We extended a promissory note of $.5 billion to HSBC Securities (USA) Inc. (“HSI”) on June 27, 2005 at interest rates comparable to third-party rates for a note with similar terms. The entire $.5 billion note was outstanding at June 30, 2005 and included in other assets. This line of credit was repaid during July 2005.
We extended a line of credit of $.4 billion to HSBC Investments (North America) Inc. on March 31, 2005 which was repaid during the second quarter of 2005. This line of credit was at interest rates comparable to third-party rates for a line of credit with similar terms.
Due to affiliates also includes amounts owed to subsidiaries of HSBC (other than preferred stock). This funding was at interest rates (both the underlying benchmark rate and credit spreads) comparable to third-party rates for debt with similar maturities.
At June 30, 2005, we had revolving credit facilities of $2.5 billion from HSBC domestically and $10.0 billion from HSBC in the U.K., of which $6.9 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. As of December 31, 2004, $7.4 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. Annual commitment fee requirements to support availability of these lines are paid on a quarterly basis. Expense recognized for commitment fees totaled $.4 million for the three months ended June 30, 2005 and 2004, and $.8 million for the six months ended June 30, 2005 and 2004. Commitment fee expense is included as a component of interest expense.
In the first quarter of 2004, we sold approximately $.9 billion of real estate secured receivables from our mortgage services business to HSBC Bank USA and recorded a pre-tax gain of $15 million on the sale. Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HSBC Bank USA including all future business they purchase from our correspondents. As of June 30, 2005, we were servicing $5.1 billion of real estate secured receivables for HSBC Bank USA. We also received fees from HSBC Bank USA pursuant to a service level agreement under which we sourced, underwrote and priced $.5 billion of real estate secured receivables purchased by HSBC Bank USA during the three months ended June 30, 2005 and $1.1 billion during the three months ended June 30, 2004. We sourced, underwrote and priced $1.1 billion of real estate secured receivables purchased by HSBC Bank USA during the six months ended June 30, 2005 and $1.5 billion during the six months ended June 30, 2004. These revenues have been recorded as other income and are reflected as real estate secured servicing revenues and real estate secured sourcing, underwriting and pricing revenues from HSBC Bank USA in the above table.
In December 2004, we sold our domestic private label receivable portfolio, including the retained interests associated with our securitized domestic private label receivables, to HSBC Bank USA. We continue to service the sold private label receivables and receive servicing fee income from HSBC Bank USA for these services. As of June 30, 2005, we were servicing $15.1 billion of domestic private label receivables for HSBC Bank USA. Servicing fee income from HSBC Bank USA received for the three month period ended June 30, 2005 of $89 million and $181 million for the six months ended June 30, 2005 is included in the table above as a component of other servicing, processing, origination and support revenues from HSBC Bank USA. We continue to maintain the related customer account relationships and, therefore, sell new domestic private label receivable originations to HSBC Bank USA on a daily basis. We sold $4,685 million of private label receivables to HSBC Bank USA during the three months ended June 30, 2005 and $8,938 million in the year-to-date period. The gains associated with the sale of these receivables are reflected in the table above and are recorded in other income.
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
During 2003, Household Capital Trust VIII issued $275 million in mandatorily redeemable preferred securities to HSBC. Interest expense recorded on the underlying junior subordinated notes totaled $4 million during both three month periods ended June 30, 2005 and 2004 and $8 million for both six month periods ended June 30, 2005 and 2004. The interest expense for the Household Capital Trust VIII is included in interest expense on borrowings from HSBC and subsidiaries in the table above.
During the third quarter of 2004, our Canadian business began to originate and service auto loans for an HSBC affiliate in Canada. Fees received for these services of $1 million for the three months ended June 30, 2005 and $3 million for the six months ended June 30, 2005 are included in other income and are reflected in other income from HSBC affiliates in the above table.
Effective October 1, 2004, HSBC Bank USA became the originating lender for loans initiated by our taxpayer financial services business for clients of various third party tax preparers. We purchase the loans originated by HSBC Bank USA daily for a fee. Origination fees paid to HSBC Bank USA totaled $1 million during the three months ended June 30, 2005 and $15 million during the six months ended June 30, 2005. These origination fees are included as an offset to taxpayer financial services revenue and are reflected as taxpayer financial services loan origination fees in the above table.

On July 1, 2004, HSBC Bank Nevada, National Association (“HOBN”), formerly known as Household Bank (SB), N.A., purchased the account relationships associated with $970 million of MasterCard and Visa credit card receivables from HSBC Bank USA for approximately $99 million, which are included in intangible assets. The receivables continue to be owned by HSBC Bank USA. Originations of new accounts and receivables are made by HOBN and new receivables are sold daily to HSBC Bank USA. We sold $480 million of credit card receivables to HSBC Bank USA during the three months ended June 30, 2005 and $947 million in the year-to-date period. The gains associated with the sale of these receivables are reflected in the table above and are recorded in other income.
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
In addition, we utilize a related HSBC entity to lead manage substantially all ongoing debt issuances. Fees paid to HSBC and its subsidiaries for such services totaled approximately $23 million for the three months ended June 30, 2005 and $26 million for the six months ended June 30, 2005. Fees paid for such services totaled approximately $3 million for the three months ended June 30, 2004 and $6 million for the six months ended June 30, 2004. These fees are amortized over the life of the related debt as a component of interest expense.
Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans was $36 million for the six months ended June 30, 2005 and $25 million for the year-ago period.
10.     Pension and Other Postretirement Benefits

In November 2004, sponsorship of the U.S. defined benefit pension plan of HSBC Finance Corporation and the U.S. defined benefit pension plan of HSBC Bank USA was transferred to HNAH. Effective January 1, 2005, the two separate plans were merged into a single defined benefit pension plan which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC affiliates operating in the U.S. As a result, the pension liability relating to our U.S. defined benefit plan of $49 million, net of tax, was transferred to HNAH as a capital transaction in the first quarter of 2005.

Components of net periodic benefit cost related to our defined benefit pension plans and our postretirement benefits other than pensions were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits

Three months ended June 30,	2005	2004	2005	2004

	(in millions)
Service cost – benefits earned during the period	$19	$14	$2	$1
Interest cost	21	13	4	3
Expected return on assets	(29)	(23)	-	-
Recognized (gains) losses	1	(1)	-	-

Net periodic benefit cost	$12	$3	$6	$4

			Other
			Postretirement
	Pension Benefits		Benefits

Six months ended June 30,	2005	2004	2005	2004

	(in millions)
Service cost – benefits earned during the period	$32	$27	$3	$2
Interest cost	36	27	8	7
Expected return on assets	(51)	(45)	-	-
Recognized (gains) losses	2	(2)	-	-

Net periodic benefit cost	$19	$7	$11	$9

11.     New Accounting Pronouncements

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
In December 2004, the FASB issued FASB Statement No. 123 (Revised), “Share-Based Payment,” (“SFAS No. 123R”). SFAS No. 123R requires public entities to measure the cost of stock-based compensation based on the grant date fair value of the award as well as other additional disclosure requirements. On March 28, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 which amended the compliance date to allow public companies to comply with the provisions of SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005, instead of the next reporting period as originally required by SFAS No. 123R. Because we currently apply the fair value method of accounting for all equity based awards, the adoption of SFAS 123R will not have a significant effect on the results of our operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”) which requires companies to apply voluntary changes in accounting principles retrospectively whenever it is practicable. The retrospective application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income during the period the change occurs. Retrospective application will be the required transition method for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guidance. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

HSBC Finance Corporation

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
In measuring our results, management’s primary focus is on managed receivables growth and net income. Net income was $472 million for the quarter ended June 30, 2005, an increase of 9 percent, compared to net income of $433 million in the prior year quarter. Net income was $1,098 million for the first six months of 2005, an increase of 22 percent, compared to net income of $903 million for the first six months of 2004. The increases were primarily due to higher other revenues and higher net interest income, partially offset by higher operating expenses and, for the three month period ended June 30, 2005, higher provision for credit losses due to growth in receivables. The increase in other revenues during the current quarter was primarily due to higher fee and other income, partially offset by lower securitization revenue and lower derivative income. During the six month period, higher fee and other income and higher derivative income were partially offset by lower securitization revenue. Derivative income increased during the six month period as a result of changes in interest rates associated with the forward yield curve during the first quarter which significantly increased the value of our pay fixed/receive variable interest rate swaps. However, during the three month period ended June 30, 2005, derivative income was lower due to changes in interest rates associated with the forward yield curve and the implementation of risk management strategies including the designation of a significant number of our non-hedging derivative portfolio as effective hedges under SFAS 133. Other income was higher in both periods primarily due to the gains on daily sales of domestic private label receivable originations and fees earned for servicing the domestic private label receivable portfolio sold to HSBC Bank USA in December 2004. Fee income was also higher in both periods primarily as a result of higher credit card fees due to higher volume in our MasterCard and Visa portfolios. The increases in other revenues were partially offset by lower securitization revenue in both periods due to reduced securitization activity. The increase in provision for credit losses for the three month period was due to receivable growth including lower securitization levels, partially offset by improved credit quality and a shift in mix to higher levels of secured receivables primarily as a result of the sale of our domestic private label receivable portfolio to HSBC Bank USA in December 2004. The increase in net interest income was due to growth in average receivables and an improvement in the overall yield on the portfolio, partly offset by a higher cost of funds. Yields on variable rate products were increased in line with market movements, and also reflect various repricing initiatives. In addition, there was a

HSBC Finance Corporation

net increase in yields due to a change in mix in the owned balance sheet. Increased levels of higher yielding MasterCard/ Visa and auto finance receivables were held on the balance sheet due to lower securitization activity, but the effect of this on yields was largely offset by growth in lower yielding real estate secured receivables and a significant decline in the level of private label receivables as discussed above. Interest expense increased due to a combination of growth in the loan book and a significantly higher cost of funds. Operating expenses increased due to receivables growth and increases in marketing expenses. Amortization of purchase accounting fair value adjustments increased net income by $30 million for the quarter ended June 30, 2005 and $21 million for the six months ended June 30, 2005 compared to $49 million for the quarter ended June 30, 2004 and $60 million for the six months ended June 30, 2004.
As part of ongoing integration efforts with HSBC, we have begun working with HSBC to determine if funding synergies and management efficiencies could be achieved by transferring our U.K. and other European operations to a U.K. based subsidiary of HSBC. As of the date of this filing, a decision has not been made regarding the potential transfer of the U.K. and other European operations. We anticipate that a decision regarding this potential transfer will be reached in the third quarter of 2005.
Return on average owned assets (“ROA”) was 1.40 percent for the three months ended June 30, 2005 and 1.65 percent for the six months ended June 30, 2005 compared to 1.47 for the three months ended June 30, 2004 and 1.52 percent for the six months ended June 30, 2004. The decrease in ROA for the three month period ended June 30, 2005 was attributable to lower net interest margin, lower derivative income and lower securitization revenue as well as higher average owned basis assets as a result of receivables growth and lower securitization levels compared to the year-ago period as average owned assets grew faster than net income. The increase in ROA for the six month period ended June 30, 2005 was attributable to higher net income, partially offset by higher average owned assets as previously discussed. Return on averaged managed assets (“ROMA”) (a non-GAAP financial measure which assumes that securitized receivables have not been sold and are still on our balance sheet) was 1.30 percent for the three months ended June 30, 2005 and 1.52 percent for the six months ended June 30, 2005 compared to 1.23 for the three months ended June 30, 2004 and 1.26 percent for the six months ended June 30, 2004. The increases in ROMA in 2005 were attributable to higher net income during the three and six months ended June 30, 2005. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial matters and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measures.

HSBC Finance Corporation

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation as of June 30, 2005 and 2004 and for the three and six month periods ended June 30, 2005 and 2004.

	Three months ended		Six months ended
	June 30,		June 30,

	2005	2004	2005	2004

	(dollars are in millions)
Net income:	$472	$433	$1,098	$903
Owned Basis Ratios:
Return on average owned assets	1.40%	1.47%	1.65%	1.52%
Return on average common shareholder’s equity (“ROE”)	10.87	9.67	12.92	10.26
Net interest margin	6.81	7.63	6.75	7.47
Consumer net charge-off ratio, annualized	2.93	4.02	3.03	4.09
Efficiency ratio(1)	43.58	42.51	43.79	43.39
Managed Basis Ratios:(2)
Return on average managed assets (“ROMA”)	1.30%	1.23%	1.52%	1.26%
Net interest margin	7.04	8.28	7.05	8.26
Risk adjusted revenue	7.17	6.65	7.25	6.77
Consumer net charge-off ratio, annualized	3.28	4.57	3.46	4.72
Efficiency ratio(1)	42.84	40.43	43.22	40.59

As of June 30,	2005	2004

	(dollars are in millions)
Receivables:
Owned basis	$118,761	$99,432
Managed basis(2)	127,741	122,268
Two-month-and-over contractual delinquency ratios:
Owned basis	3.73%	4.57%
Managed basis(2)	3.85	4.70

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(2)	Managed basis reporting is a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.
Owned receivables were $118.8 billion at June 30, 2005, $112.2 billion at March 31, 2005, and $99.4 billion at June 30, 2004. With the exception of private label, we experienced growth in all our receivable products compared to March 31, 2005 and June 30, 2004, with real estate secured receivables being the primary contributor to the growth. Real estate secured receivables do not include purchases of correspondent receivables directly by HSBC Bank USA of $1.1 billion in the first six months of 2005 and $2.3 billion since June 30, 2004, a portion of which we otherwise would have purchased. Lower securitization levels also contributed to the increase in owned receivables over both periods.
Our owned basis two-months-and-over-contractual delinquency ratio decreased compared to both the prior quarter and the prior year quarter. The decrease is consistent with improvements in the delinquency trends we experienced throughout 2004 as a result of improvements in the economy and better underwriting and improved credit quality of originations. Dollars of delinquency increased compared to the prior quarter due to the higher levels of owned receivables including lower securitizations and seasonal patterns associated with our

HSBC Finance Corporation

auto finance business. The sale of our domestic private label portfolio in December 2004 also contributed to the decrease in the delinquency ratio compared with the prior year quarter.
Owned net charge-offs as a percentage of average consumer receivables for the quarter decreased from the prior year quarter as the lower delinquency levels we have been experiencing continue to have an impact on charge-offs. Also contributing to the decrease in net charge-offs as a percentage of average consumer receivables compared to the prior year quarter were improved collections and the sale of our domestic private label receivable portfolio in December 2004, partially offset by an increase in bankruptcy filings due to new bankruptcy legislation in the U.S. which will become effective later this year.
Our owned basis efficiency ratio deteriorated compared to the prior year periods primarily as a result of the impact of the bulk sale of our domestic private label portfolio in December 2004. Excluding the results of our domestic private label portfolio from all periods, our owned basis efficiency ratio improved as a result of the higher net interest income due to higher levels of owned receivables and for the six month period higher other revenues, partially offset by higher operating expenses and lower net interest margin. Excluding the results of our domestic private label portfolio from all periods, our managed basis efficiency ratio would have been relatively flat compared to the prior year quarter and improved during the year-to-date period for the reasons discussed above.
During the first half of 2005, we supplemented unsecured debt issuance with proceeds from the sale of our domestic private label receivable portfolio to HSBC Bank USA in December 2004, debt issued to affiliates and higher levels of commercial paper compared to December 31, 2004. Because we are now a subsidiary of HSBC, our credit ratings have improved and our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of tightened credit spreads, we recognized cash funding expense savings in excess of approximately $252 million during the six months ended June 30, 2005 ($132 million during the three months ended June 30, 2005) and approximately $140 million during the six months ended June 30, 2004 ($70 million during the three months ended June 30, 2004) compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies including asset transfers will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years.
Securitization of consumer receivables has been a source of funding and liquidity for us. In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under International Financial Reporting Standards (“IFRS”), starting in the third quarter of 2004 we began to structure all new collateralized funding transactions as secured financings. However, because existing public MasterCard((1)) and Visa(1) credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is expected to occur in 2008 based on current projections. Private label trusts that publicly issued securities are now replenished by HSBC Bank USA as a result of the daily sale of new domestic private label credit card originations to HSBC Bank USA. We will continue to replenish at reduced levels certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. In the six month period ended June 30, 2005, our net interest-only strip receivables, excluding the mark-to-market adjustment recorded in accumulated other comprehensive income decreased $174 million, compared to $288 million

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

HSBC Finance Corporation

during the six month period ended June 30, 2004. There is no impact, however, on cash received from operations.
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
Debt analysts, rating agencies and others also evaluate our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables investors and other interested parties to better understand the performance and quality of our entire managed loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned and securitized portfolios. As the level of our securitized receivables falls over time, managed basis and owned basis results will eventually converge.
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
International Financial Reporting Standards Prior to January 1, 2005, HSBC reported results in accordance with accounting principles generally accepted in the United Kingdom (“U.K. GAAP”). The European Union has determined that all European listed companies will be required to prepare their consolidated financial statements using IFRS by 2005. As a result, HSBC begins reporting its financial results under IFRS rather than U.K. GAAP with the release of its interim financial results for the six months ended June 30, 2005. We

HSBC Finance Corporation

previously reported that we would begin presenting a reconciliation of U.S. GAAP net income to IFRS net income in the second quarter of 2005. Filed concurrently with this Form 10-Q, is a supplemental Form 8-K which contains certain information on an IFRS basis reconciled to U.S. GAAP.
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
Receivables Review

The following table summarizes owned receivables at June 30, 2005 and increases (decreases) over prior periods:

		Increases (decreases) from

		March 31,		June 30,
		2005		2004
	June 30,
	2005	$	%	$	%

	(dollars are in millions)
Real estate secured	$71,930	$3,444	5.0%	$15,897	28.4%
Auto finance	8,997	890	11.0	3,538	64.8
MasterCard/ Visa	17,421	1,867	12.0	6,605	61.1
Private label	2,905	(225)	(7.2)	(9,854)	(77.2)
Personal non-credit card(1)	17,255	647	3.9	3,236	23.1
Commercial and other	253	(23)	(8.3)	(93)	(26.9)

Total owned receivables	$118,761	$6,600	5.9%	$19,329	19.4%

(1)	Personal non-credit card receivables are comprised of the following:

		Increases (decreases) from

		March 31,		June 30,
		2005		2004
	June 30,
	2005	$	%	$	%

	(dollars are in millions)
Domestic personal non-credit card	$9,148	$714	8.5%	$2,656	40.9%
Union Plus personal non-credit card	387	(39)	(9.2)	(189)	(32.8)
Personal homeowner loans	3,854	164	4.4	446	13.1
Foreign personal non-credit card	3,866	(192)	(4.7)	323	9.1

Total personal non-credit card	$17,255	$647	3.9%	$3,236	23.1%

Receivable increases (decreases) since June 30, 2004 Driven by growth in our correspondent and branch businesses, real estate secured receivables increased over the year-ago period. Real estate secured receivable levels do not include HSBC Bank USA’s purchase of receivables directly from correspondents totaling $1.1 billion in the first six months of 2005 and $2.3 billion since June 30, 2004, a portion of which we otherwise would have purchased. Growth in real estate secured receivables was also supplemented by purchases from a single correspondent relationship which totaled $2.5 billion since June 30, 2004. Real estate secured receivable levels in our branch-based consumer lending business continue to increase, as sales volumes remain high. Also contributing to the increase was $1.7 billion from a portfolio acquisition program since the prior year quarter. The increases in the real estate secured receivable levels have been partially offset by run-off of the higher

HSBC Finance Corporation

yielding real estate secured receivables, including second lien loans largely due to refinancing activity. Auto finance receivables increased over the year-ago period due to newly originated loans acquired from our dealer network, increased growth in the consumer direct loan program, lower securitization levels and the introduction of auto finance receivables in Canada in the second quarter of 2004. MasterCard and Visa receivables reflect domestic organic growth especially in our HSBC branded prime, Union Privilege and subprime portfolios, growth in the U.K. over the year ago period, as well as lower securitization levels. The decrease in private label receivables reflects the sale of our domestic private label receivable portfolio to HSBC Bank USA in December 2004. Personal non-credit card receivables increased from the year-ago period as we began to increase the availability of this product domestically in the second half of 2004 as a result of the improving U.S. economy as well as continued improvements in our underwriting standards. Personal non-credit card receivables also increased due to lower securitization levels and higher levels of foreign personal non-credit card receivables. The rate of increase in owned receivables was impacted by the sale of $12.2 billion in domestic private label receivables to HSBC Bank USA in December 2004. Had this sale not taken place, owned receivables would have increased by $31.5 billion or 32 percent at June 30, 2005.
Receivable increases (decreases) since March 31, 2005 Both our correspondent and branch businesses reported growth in their real estate secured portfolios as discussed above. Real estate secured receivable levels reflect purchases of $.3 billion from a single correspondent relationship during the second quarter of 2005 and do not include purchases of correspondent receivables directly by HSBC Bank USA of $.5 billion in the second quarter of 2005, a portion of which we otherwise would have purchased. Also contributing to the increase in real estate secured receivable levels was $.2 billion from a portfolio acquisition program. Growth in our auto finance, MasterCard and Visa and personal non-credit card portfolios reflect lower levels of securitizations. Growth in our MasterCard and Visa portfolio also reflects organic growth in our HSBC branded prime, Union Privilege and subprime portfolios. Auto finance receivables also increased due to increased growth in the consumer direct loan program. Our foreign private label portfolio decreased due to decreases in retail sales volume in the U.K. as well as the impact of changes in the foreign exchange rates since March 31, 2005.
Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statement of income and dollars represent pre-tax amounts.
Net interest income The following table summarizes net interest income:

					Increase
					(decrease)

Three months ended June 30,	2005	(1)	2004	(1)	Amount	%

Finance and other interest income	$3,139	10.50%	$2,637	10.42%	$502	19.0%
Interest expense	1,104	3.69	707	2.79	397	56.2

Net interest income	$2,035	6.81%	$1,930	7.63%	$105	5.4%

					Increase
					(decrease)

Six months ended June 30,	2005	(1)	2004	(1)	Amount	%

Finance and other interest income	$6,089	10.48%	$5,165	10.28%	$924	17.9%
Interest expense	2,166	3.73	1,415	2.81	751	53.1

Net interest income	$3,923	6.75%	$3,750	7.47%	$173	4.6%

(1)	% Columns: comparison to average owned interest-earning assets, annualized.

HSBC Finance Corporation

The increases in net interest income during the quarter and year-to-date periods were due to higher average receivables and a higher overall yield, partially offset by higher interest expense. Overall yields increased as increased yields on variable rate products in line with market movements and other repricing initiatives more than offset a decline in real estate secured and auto finance yields. Changes in receivable mix also contributed to the increase as the impact of increased levels of higher yielding MasterCard/ Visa and auto finance receivables due to lower securitization levels was substantially offset by growth in lower yielding real estate secured receivables and significantly lower levels of private label receivables as a result of the sale of our domestic private label portfolio in December 2004. The lower real estate and auto finance yields during 2005 reflect strong receivable and refinancing growth, which has occurred in an economic cycle with historically low market rates, high liquidation of older, higher yielding loans, product expansion into near-prime customer segments and competitive pricing pressures due to excess market capacity. The higher interest expense, which contributed to lower net interest margin, was due to a larger balance sheet and a significantly higher cost of funds due to a rising interest rate environment. Our purchase accounting adjustments include amortization of fair value adjustments to both our external debt obligations and receivables. Amortization of purchase accounting fair value adjustments increased net interest income by $147 million for the three months ended June 30, 2005 and $260 million for the six months ended June 30, 2005 compared to $186 million for the three months ended June 30, 2004 and $375 million for the six months ended June 30, 2004.
Net interest margin, annualized, decreased during the three and six months ended June 30, 2005 as compared to the year-ago period as the improvement in the overall yield on our receivable portfolio, as discussed above, was more than offset by the higher funding costs. The following table shows the impact of these items on owned basis net interest margin at June 30, 2005:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2005	2005

Net interest margin – June 30, 2004	7.63%	7.47%
Impact to net interest margin resulting from:
Bulk sale of domestic private label portfolio in December 2004	(.29)	(.27)
Receivable pricing	.17	.17
Receivable mix	.03	.03
Cost of funds	(.82)	(.81)
Investment securities mix	.03	.09
Other	.06	.07

Net interest margin – June 30, 2005	6.81%	6.75%

Our net interest income on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest income was $2.3 billion in the three months ended June 30, 2005, a decrease of 12 percent from $2.6 billion in the three months ended June 30, 2004. For the six months ended June 30, 2005, managed basis net interest income was $4.5 billion, down 13 percent from $5.2 billion in the six months ended June 30, 2004. Managed basis net interest margin, annualized, was 7.04 percent in the current quarter and 7.05 percent in the year-to-date period, compared to 8.28 percent and 8.26 percent in the year-ago periods. The decrease was due to lower yields on our receivables, particularly in real estate secured and auto finance receivables, partially offset by pricing increases for variable rate products and other repricing initiatives, a higher mix of real estate secured receivables due to significantly lower levels of private label receivables and higher funding costs due to a larger balance sheet and a rising interest rate environment. As discussed above, the lower real estate and auto finance yields during 2005 reflect strong receivable and refinancing growth, which has occurred in an economic cycle with historically low market rates,

HSBC Finance Corporation

high liquidation of older, higher yielding loans, product expansion into near-prime customer segments and competitive pricing pressures due to excess market capacity. The following table shows the impact of these items on our net interest margin on a managed basis at June 30, 2005:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2005	2005

Net interest margin – June 30, 2004	8.28%	8.26%
Impact to net interest margin resulting from:
Bulk sale of domestic private label portfolio in December 2004	(.20)	(.20)
Receivable pricing	.17	.09
Receivable mix	(.33)	(.31)
Cost of funds	(.96)	(.94)
Investment securities mix	.03	.08
Other	.05	.07

Net interest margin – June 30, 2005	7.04%	7.05%

Net interest margin on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields.
Managed basis risk adjusted revenue (a non-GAAP financial measure which represents net interest income, plus other revenues, excluding securitization revenue and derivative income, less net charge-offs as a percentage of average interest earning assets) increased to 7.17 percent in the current quarter from 6.65 percent in the year-ago quarter. Managed basis risk adjusted revenue increased to 7.25 percent in the year-to-date period from 6.77 in the year-ago period. Managed basis risk adjusted revenue increased due to higher other revenues as well as the result of the positive credit and delinquency trends due to the improving U.S. economy. Ongoing improvements in underwriting, risk management, collections and marketing as well as product expansion into near-prime customer segments led to lower charge-offs which more than compensated for the decline in net interest margin discussed above. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures.
Provision for credit losses The following table summarizes provision for credit losses:

Increase
(decrease)

2005	2004	Amount	%

(dollars are in millions)
Three months ended June 30,	$1,031	$997	$34	3.4%
Six months ended June 30,	1,872	1,925	(53)	(2.8)
Our provision for credit losses increased during the second quarter of 2005 primarily due to receivable growth including lower securitization levels as well as an increase in bankruptcy filings due to new bankruptcy legislation in the U.S. which will become effective later this year, partially offset by improved credit quality and a shift in mix to higher levels of secured receivables primarily as a result of the sale of our domestic private label receivable portfolio in December 2004. The provision for credit losses decreased during the year-to-date period as the increased requirements due to receivable growth and increases in bankruptcy filings were offset by improving credit quality and the impact associated with the shift in mix as described above. The provision as a percent of average owned receivables, annualized, was 3.57 percent in the current quarter and 3.33 percent year-to date, compared to 4.13 percent and 4.06 percent in the year-ago periods. In 2005, credit loss reserves increased as the provision for owned credit losses was $187 million greater than net charge-offs in the second quarter of 2005 and $165 million in the year-to-date period. In 2004, provision for owned credit losses was $31 million greater than net charge-offs in the second quarter of 2004 while provision for owned

HSBC Finance Corporation

credit losses was $11 million less than net charge-offs in the six months ended June 30, 2004. The provision for credit losses may vary from quarter to quarter depending on the product mix and credit quality of loans in our portfolio. See “Credit Quality” included in this MD&A for further discussion of factors affecting the provision for credit losses.
Other revenues The following table summarizes other revenues:

			Increase
			(decrease)

Three months ended June 30,	2005	2004	Amount	%

	(dollars are in millions)
Securitization revenue	$54	$266	$(212)	(79.7)%
Insurance revenue	229	204	25	12.3
Investment income	33	30	3	10.0
Derivative income	76	124	(48)	(38.7)
Fee income	354	242	112	46.3
Taxpayer financial services revenue	18	6	12	100+
Other income	360	180	180	100+

Total other revenues	$1,124	$1,052	$72	6.8%

			Increase
			(decrease)

Six months ended June 30,	2005	2004	Amount	%

	(dollars are in millions)
Securitization revenue	$139	$614	$(475)	(77.4)%
Insurance revenue	450	415	35	8.4
Investment income	66	71	(5)	(7.0)
Derivative income	336	176	160	90.9
Fee income	660	507	153	30.2
Taxpayer financial services revenue	261	212	49	23.1
Other income	674	280	394	100+

Total other revenues	$2,586	$2,275	$311	13.6%

Securitization revenue is the result of the securitization of our receivables and includes the following:

			Increase
			(decrease)

Three months ended June 30,	2005	2004	Amount	%

	(dollars are in millions)
Net initial gains(1)	$-	$22	$(22)	(100.0)%
Net replenishment gains(1)	44	113	(69)	(61.1)
Servicing revenue and excess spread	10	131	(121)	(92.4)

Total	$54	$266	$(212)	(79.7)%

HSBC Finance Corporation

			Increase
			(decrease)

Six months ended June 30,	2005	2004	Amount	%

	(dollars are in millions)
Net initial gains(1)	$-	$25	$(25)	(100.0)%
Net replenishment gains(1)	97	233	(136)	(58.4)
Servicing revenue and excess spread	42	356	(314)	(88.2)

Total	$139	$614	$(475)	(77.4)%

(1)	Net of our estimate of probable credit losses under the recourse provisions.
The decreases in securitization revenue were due to decreases in the level and product mix of receivables securitized and higher run-off due to shorter expected lives. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is expected to occur in 2008 based on current projections. Private label trusts that publicly issued securities are now replenished by HSBC Bank USA as a result of the daily sales of new domestic private label receivable originations to HSBC Bank USA. We will continue to replenish at reduced levels certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. While the termination of sale treatment on new collateralized funding activity since the third quarter of 2004 and the reduction of sales under replenishment agreements reduced our reported net income under U.S. GAAP, there is no impact on cash received from operations.
Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, decreased $85 million in the current quarter and $174 million year-to-date, compared to a decrease of $176 million and $288 million in the year-ago periods, as securitized receivables continued to decrease.
Insurance revenue increased in both periods due to increased sales in our U.K. business and higher sales volume for debt cancellation products in our domestic operations, partially offset by continued run off of insurance products discontinued in prior years.
Investment income includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities. Investment income, which was essentially flat in the current quarter, decreased in the year-to-date period as a result of decreases in income due to lower average balances and lower gains from security sales.
Derivative income, which includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS 133 as well as the ineffectiveness on derivatives associated with our qualifying hedges, is summarized in the tables below:

Three months ended June 30,	2005	2004

	(in millions)
Net realized gains	$18	$10
Net unrealized gains	80	113
Ineffectiveness	(22)	1

Total	$76	$124

HSBC Finance Corporation

Six months ended June 30,	2005	2004

	(in millions)
Net realized gains	$33	$17
Net unrealized gains	325	158
Ineffectiveness	(22)	1

Total	$336	$176

Derivative income decreased in the current quarter due to changes in the interest rates associated with the forward yield curve which decreased the value of our pay fixed/receive variable interest rate swaps which do not qualify for hedge accounting under SFAS 133. In addition, as part of our overall risk management strategy and to reduce earnings volatility, a significant number of our pay fixed/receive variable interest rate swaps which had previously not qualified for hedge accounting under SFAS 133, were designated as effective hedges using the long-haul method of accounting under SFAS 133 and certain other interest rate swaps were terminated. The increase in derivative income in the year-to-date period is primarily due to changes in the first quarter of 2005 in interest rates associated with the forward yield curve which significantly increased the value of our pay fixed/receive variable interest rate swaps which did not qualify for hedge accounting under SFAS 133, partially offset by the second quarter of 2005 events discussed above. The income associated with our remaining pay fixed/receive variable swaps which do not qualify for hedge accounting under SFAS 133 is significantly impacted by changes in interest rates. Accordingly, derivative income for the three and six months ended June 30, 2005 should not be considered indicative of the results for any future quarters or the year ended December 31, 2005. Furthermore, we continue to evaluate the steps required to regain hedge accounting treatment under SFAS 133 for the remaining swaps which currently do not qualify for hedge accounting under SFAS 133 in order to further reduce the earnings volatility that would otherwise result from changes in interest rates. These derivatives remain economic hedges of the underlying debt instruments.
Fee income increased during both periods due to higher credit card fees, particularly relating to our subprime credit card portfolio, due to higher volume in our MasterCard and Visa credit card receivable portfolios, partially offset by lower private label credit card fees and higher reward program expenses. The lower private label credit card fees were the result of the sale of our domestic private label portfolio to HSBC Bank USA in December 2004. See “Segment Results — Managed Basis” for additional information on fee income on a managed basis.
Taxpayer financial services (“TFS”) revenue increased during both periods due to increased loan volume during the 2005 tax season and for the year-to-date period, a gain of $24 million on the sale to a third party in the first quarter of 2005 of certain bad debt recovery rights.
Other income increased in both periods primarily due to the gains on daily sales of domestic private label receivable originations of $100 million for the three months ended June 30, 2005 and $192 million for the year-to-date period and fees earned for servicing the sold domestic private label receivables resulting from the sale of this portfolio to HSBC Bank USA in December 2004 of $89 million for the three months ended June 30, 2005 and $181 for the year-to-date period. Excluding the gains and servicing fee income for the private label receivables discussed above, other income decreased during the three month period ended June 30, 2005 due to lower miscellaneous gains on assets sales, partially offset by higher ancillary credit card revenue and higher gains and servicing fee income on other related party transactions. In the year-to-date period, the lower miscellaneous gains on asset sales were more than offset by higher ancillary credit card revenue and higher servicing fee income on other related party transactions.

HSBC Finance Corporation

Costs and expenses The following table summarizes total costs and expenses:

			Increase
			(decrease)

Three months ended June 30,	2005	2004	Amount	%

	(dollars are in millions)
Salaries and employee benefits	$526	$457	$69	15.1%
Sales incentives	90	90	-	-
Occupancy and equipment expenses	82	77	5	6.5
Other marketing expenses	185	131	54	41.2
Other servicing and administrative expenses	143	198	(55)	(27.8)
Support services from HSBC affiliates	217	196	21	10.7
Amortization of intangibles	83	79	4	5.1
Policyholders’ benefits	116	93	23	24.7

Total costs and expenses	$1,442	$1,321	$121	9.2%

			Increase
			(decrease)

Six months ended June 30,	2005	2004	Amount	%

	(dollars are in millions)
Salaries and employee benefits	$1,023	$942	$81	8.6%
Sales incentives	172	168	4	2.4
Occupancy and equipment expenses	169	160	9	5.6
Other marketing expenses	365	263	102	38.8
Other servicing and administrative expenses	401	424	(23)	(5.4)
Support services from HSBC affiliates	426	373	53	14.2
Amortization of intangibles	190	195	(5)	(2.6)
Policyholders’ benefits	238	206	32	15.5

Total costs and expenses	$2,984	$2,731	$253	9.3%

Salaries and employee benefits increased during both the three and six month periods ended June 30, 2005 as a result of additional staffing, primarily in our consumer lending, mortgage services and international businesses to support growth.
Sales incentives were relatively flat during both the current quarter and year-to-date period.
Occupancy and equipment expenses were relatively flat during both the current quarter and year-to-date period as higher occupancy and utility expense and higher repairs and maintenance costs were substantially offset by lower depreciation.
Other marketing expenses includes payments for advertising, direct mail programs and other marketing expenditures. The increase in both the three and six month periods ended June 30, 2005 was primarily due to increased domestic credit card marketing expenses. The increase in domestic credit card marketing expense was due to changes in contractual marketing responsibilities in July 2004 associated with the General Motors (“GM”) co-branded credit card, higher non-prime marketing expense and investments in new marketing initiatives.
Other servicing and administrative expenses decreased in both the three and six month periods ended June 30, 2005 due to lower REO expenses and in the quarter, a lower estimate of exposure relating to accrued finance charges associated with certain loan restructures which were partially offset by higher systems costs.

HSBC Finance Corporation

Support services from HSBC affiliates, which includes technology and other services charged to us by HSBC Technology and Services (USA) Inc. (“HTSU”), increased primarily due to growth.
Amortization of intangibles increased during the three month period ended June 30, 2005 due to higher intangible amortization related to our purchased credit card relationships. For the year-to-date period, lower intangible amortization related to our TFS business was partially offset by higher intangible amortization related to our purchased credit card relationships.
Policyholders’ benefits increased during both periods due to a continuing increase in insurance sales volume in our U.K. business, partially offset by lower expenses in our domestic operations and lower amortization of fair value adjustments relating to our insurance business than in the prior year periods.
The following table summarizes our owned basis efficiency ratio:

	2005	2004

Three months ended June 30	43.58%	42.51%
Six months ended June 30	43.79	43.39
Our owned basis efficiency ratio deteriorated slightly in 2005 compared to the prior year periods primarily as a result of the impact of the bulk sale of our domestic private label portfolio in December 2004. Excluding the results of our domestic private label portfolio from all periods, our owned basis efficiency ratio improved as a result of the higher net interest income due to higher levels of owned receivables and for the six month periods higher other revenues, partially offset by higher operating expenses and lower net interest margin.
Segment Results — Managed Basis

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

HSBC Finance Corporation

Consumer Segment The following table summarizes results for our Consumer segment:

			Increase
			(decrease)

Three months ended June 30,	2005	2004	Amount	%

	(dollars are in millions)
Net income	$440	$256	$184	71.9%
Net interest income	1,699	1,915	(216)	(11.3)
Securitization revenue	(151)	(285)	134	47.0
Fee and other income	292	161	131	81.4
Intersegment revenues	26	26	-	-
Provision for credit losses	580	734	(154)	(21.0)
Total costs and expenses	578	647	(69)	(10.7)
Receivables	95,300	92,196	3,104	3.4
Assets	96,188	94,799	1,389	1.5
Net interest margin, annualized	7.27%	8.41%	-	-
Return on average managed assets	1.87	1.10	-	-

			Increase
			(decrease)

Six months ended June 30,	2005	2004	Amount	%

	(dollars are in millions)
Net income	$874	$560	$314	56.1%
Net interest income	3,392	3,779	(387)	(10.2)
Securitization revenue	(386)	(541)	155	28.7
Fee and other income	577	329	248	75.4
Intersegment revenues	53	48	5	10.4
Provision for credit losses	963	1,399	(436)	(31.2)
Total costs and expenses	1,246	1,274	(28)	(2.2)
Net interest margin, annualized	7.41%	8.39%	-	-
Return on average managed assets	1.89	1.22	-	-
Our Consumer segment reported higher net income during both the three and six month periods ended June 30, 2005. The increase in net income was primarily due to lower provision for credit losses, higher fee and other income and lower costs and expenses, partially offset by lower net interest income. The decrease in credit loss provision is due to improved credit quality and a shift in mix to higher levels of real estate secured receivables primarily as a result of the sale of our domestic private label receivable portfolio to HSBC Bank USA in December 2004. The increase in fee and other income is due to gains on the daily sales of domestic private label receivable originations to HSBC Bank USA and receipt of servicing revenue for servicing this portfolio, partially offset by lower fee income related to the sold receivables. The decrease in costs and expenses is due to lower REO expense and in the quarter, a lower estimate of exposure relating to accrued finance charges associated with certain loan restructures which were partially offset by higher salary and fringe expense.
Net interest income and net interest margin, annualized, decreased during both the three and six month periods ended June 30, 2005 compared to the year-ago periods primarily due to a shift in mix to lower yielding real estate secured receivable resulting from significantly lower levels of private label receivables primarily resulting from the sale of our private label portfolio in December 2004 as well as organic growth of real estate secured receivables. Also contributing to the decrease were lower yields on real estate secured and auto finance receivables as a result of competitive pressure on pricing and product expansion into near-prime consumer

HSBC Finance Corporation

segments, as well as the run off of higher yielding real estate secured receivables, including second lien loans, largely due to refinance activity. Our auto finance business experienced lower yields as we have targeted higher credit quality customers. Although higher credit quality receivables generate lower yields, such receivables are expected to result in lower operating costs, delinquency ratios and charge-off. The decreases in yield for our consumer segment receivable portfolio were partially offset by higher pricing on our variable rate products. A higher cost of funds due to a rising interest rate environment also contributed to the decrease in net interest margin.
During the three months ended June 30, 2005, we continued to experience improved credit quality. Our managed basis provision for credit losses, which includes both provision for owned basis receivables and over-the-life provision for receivables serviced with limited recourse, decreased during both the three and six month periods ended June 30, 2005 due to lower net charge-off levels as a result of improving credit quality and the impact of the sale of the domestic private label portfolio in December 2004, as well as lower securitization levels. We have experienced lower dollars of net charge-offs in our owned portfolio during the six months ended June 30, 2005 due to the sale of $12.2 billion of owned domestic private label receivables in December 2004 and as a result of improving credit quality. These factors more than offset increased requirements associated with receivable growth and has resulted in a decrease to our owned provision for credit losses compared to the prior year quarter and year-to-date period. Over-the-life provisions for credit losses for securitized receivables recorded in any given period reflect the level and product mix of securitizations in that period. Subsequent charge-offs of securitized receivables result in a decrease in the over-the-life reserves without any corresponding increase to managed loss provision. The combination of these factors resulted in a decrease in managed loss reserves and managed loss provision during the year. In the three months ended June 30, 2005, the provision for credit losses was greater than net charge-offs by $6 million while net charge-offs were greater than the provision for credit losses by $266 million for the year-to-date period. For 2004, we decreased managed loss reserves as net charge-offs were greater than the provision for credit losses by $163 million and $482 million in the year-ago periods.
Managed receivables increased 4 percent compared to $91.2 billion at March 31, 2005. Growth during the quarter was driven by higher real estate secured receivables in both our correspondent and branch-based consumer lending businesses. Real estate secured receivable levels do not include direct purchases of receivables by HSBC Bank USA from correspondents totaling $.5 billion, a portion of which we otherwise would have purchased. Growth in our correspondent business was supplemented by purchases from a single correspondent relationship which totaled $.3 billion in the quarter. Also contributing to the increase was $.2 billion from a portfolio acquisition program during the second quarter of 2005. We also experienced growth in auto finance receivables through the consumer direct loan program. Personal non-credit card receivables also increased during the current quarter reflecting normal seasonal patterns associated with pay downs which typically occur during the first quarter.
Compared to June 30, 2004, managed receivables increased 3 percent. The rate of increase in managed receivables was impacted by the sale of $15.6 billion in domestic private label receivables to HSBC Bank USA in December 2004. Had this sale not taken place, managed receivables would have increased by $18.7 billion or 20% at June 30, 2005. We continued to experience strong growth in our real estate secured portfolio in the second quarter of 2005. Real estate secured receivable levels do not include $2.3 billion of correspondent receivables purchased directly by HSBC Bank USA since June 30, 2004, a portion of which we otherwise would have purchased. Growth in real estate secured receivables was also supplemented by purchases from a single correspondent relationship which totaled $2.5 billion since June 30, 2004. Also contributing to the increase was $1.7 billion from a portfolio acquisition program since the prior year quarter. Our auto finance portfolio also reported strong growth as a result of newly originated loans acquired from our dealer network as well as increases through the consumer direct loan program. Personal non-credit card receivables increased from the year-ago period as we began to increase the availability of this product domestically in the second half of 2004 as a result of the improving U.S. economy.

HSBC Finance Corporation

The increase in return on average managed assets reflects higher net income primarily due to lower provision for credit losses as a result of improving credit quality, partially offset by lower overall yields on our receivables. Additionally, ROMA at June 30, 2005 reflects higher average managed assets.
In accordance with Federal Financial Institutions Examination Council (“FFIEC”) guidance, in the first quarter of 2006, the required minimum monthly payment amounts for domestic private label credit card accounts will change. As previously discussed, we sell new domestic private label receivable originations to HSBC Bank USA on a daily basis. Preliminary estimates of the potential impact to the business are based on numerous assumptions and take into account a number of factors which are difficult to predict, such as changes in customer behavior, which will not be fully known or understood until the changes are implemented. It is anticipated that the changes will reduce the premium associated with these daily sales beginning in 2006, but do not expect this will have a material impact on our consolidated results or on the results of the Consumer segment.
Credit Card Services Segment The following table summarizes results for our Credit Card Services segment.

			Increase (decrease)

Three months ended June 30,	2005	2004	Amount	%

	(dollars are in millions)
Net income	$165	$120	$45	37.5%
Net interest income	507	513	(6)	(1.2)
Securitization revenue	(55)	(118)	63	53.4
Fee and other income	475	398	77	19.3
Intersegment revenues	5	6	(1)	(16.7)
Provision for credit losses	334	319	15	4.7
Total costs and expenses	333	284	49	17.3
Receivables	19,615	18,355	1,260	6.9
Assets	19,391	20,405	(1,014)	(5.0)
Net interest margin, annualized	10.20%	10.15%	-	-
Return on average managed assets	3.42	2.35	-	-

			Increase (decrease)

Six months ended June 30,	2005	2004	Amount	%

	(dollars are in millions)
Net income	$313	$257	$56	21.8%
Net interest income	1,013	1,041	(28)	(2.7)
Securitization revenue	(119)	(145)	26	17.9
Fee and other income	912	811	101	12.5
Intersegment revenues	11	14	(3)	(21.4)
Provision for credit losses	655	740	(85)	(11.5)
Total costs and expenses	657	561	96	17.1
Net interest margin, annualized	10.27%	10.08%	-	-
Return on average managed assets	3.24	2.45	-	-
Our Credit Card Services segment reported higher net income during both the three and six month periods ended June 30, 2005. The increase in net income during the current quarter was due to higher fee and other income, partially offset by higher provision for credit losses, lower net interest income and higher operating expenses. The increase in net income for the year-to-date period reflects higher fee and other income and lower provision for credit losses, partially offset by higher operating expenses and lower net interest income. The decrease in net interest income during both periods primarily reflects higher interest expense as a result of

HSBC Finance Corporation

a rising interest rate environment. Net interest margin increased compared to the year-ago periods primarily due to increases in the subprime receivable levels, the impact of lower amortization from receivable origination costs resulting from changes in the contractual marketing responsibilities in July 2004 associated with the GM Card®, higher pricing on variable rate products as well as other repricing initiatives, and lower average interest earning assets due to lower levels of low yielding investment securities, partially offset by higher interest expense. Although our subprime receivables tend to have smaller balances, they generate higher returns both in terms of net interest margin and fee income. Net interest margin for both periods was positively impacted by the disposal of certain low yielding investment securities as a result of the elimination of investments dedicated to our credit card bank resulting from our acquisition by HSBC. Increases in fee and other income resulted from portfolio growth and higher interchange fees, as well as increased gains from the daily sale of new volume related to the MasterCard/ Visa account relationships purchased from HSBC Bank USA in July 2004. We decreased managed loss reserves by recording loss provision less than net charge-off of $3 million in the second quarter of 2005 and $26 million year-to-date, compared to recording loss provision less than net charge-off of $67 million and $20 million in the year-ago periods.
Managed receivables of $19.6 billion increased 3 percent compared to $19.1 billion at March 31, 2005. Compared to June 30, 2004, managed receivables increased 7 percent. The increase during both periods reflects organic growth in our HSBC branded prime, UP and subprime portfolios, which was partially offset by the continued decline in certain older acquired portfolios.
The increase in ROMA in both periods reflects lower average managed assets as well as the higher net income discussed above. The decrease in average managed assets is due to lower investment securities during 2005 as a result of the elimination of investments dedicated to our credit card bank resulting from our acquisition by HSBC.
In accordance with FFIEC guidance, in the second half of 2005, our credit card services business will change the required minimum monthly payment amounts and for non-prime credit card accounts limit certain fee billings. Preliminary estimates of the potential impact to the business are based on numerous assumptions and take into account a number of factors which are difficult to predict, such as changes in customer behavior, which will not be fully known or understood until the changes are implemented. It is anticipated that the changes will result in decreased fee income and an increase in the provision for credit losses beginning in 2006 but we do not expect this will have a material impact on our consolidated results. However, the impact may be material to the Credit Card Services segment in 2006.
As previously disclosed, we sold our domestic private label portfolio to HSBC Bank USA in December 2004. We and HSBC Bank USA will consider potential transfers of some of our MasterCard and Visa receivables to HSBC Bank USA in the future based upon continuing evaluation of capital and liquidity at each entity.

HSBC Finance Corporation

International Segment The following table summarizes results for our International segment:

			Increase (decrease)

Three months ended June 30,	2005	2004	Amount	%

	(dollars are in millions)
Net (loss) income	$(14)	$34	$(48)	(100+	)%
Net interest income	224	196	28	14.3
Securitization revenue	4	3	1	33.3
Fee and other income	141	122	19	15.6
Intersegment revenues	4	3	1	33.3
Provision for credit losses	166	93	73	78.5
Total costs and expenses	217	173	44	25.4
Receivables	12,581	11,380	1,201	10.6
Assets	13,492	12,342	1,150	9.3
Net interest margin annualized	6.93%	6.91%	-	-
Return on average managed assets	(.41)	1.10	-	-

			Increase (decrease)

Six months ended June 30,	2005	2004	Amount	%

	(dollars are in millions)
Net (loss) income	$(23)	$62	$(85)	(100+	)%
Net interest income	453	398	55	13.8
Securitization revenue	14	(6)	20	100+
Fee and other income	271	239	32	13.4
Intersegment revenues	7	7	-	-
Provision for credit losses	331	188	143	76.1
Total costs and expenses	433	345	88	25.5
Net interest margin annualized	6.97%	7.00%	-	-
Return on average managed assets	(.33)	1.01	-	-
Our International segment reported a net loss in both periods. The losses reflect higher provision for credit losses and higher operating expenses, partially offset by higher net interest income, increased fee and other income and for the year-to-date period higher securitization revenue. Applying constant currency rates, which uses the average rate of exchange for the three and six months period ended June 30, 2004 to translate current period net income, would not have resulted in a materially different net loss for either the 2005 current quarter or year-to-date period.
Net interest income increased during both periods due to higher receivable levels, partially offset by higher cost of funds in the U.K. due to a rising interest rate environment. Net interest margin, annualized, which was essentially flat during the current quarter, decreased in the year-to-date period due to run-off of higher yielding receivables, competitive pricing pressures holding down yields on our personal loans in the U.K. and increased cost of funds. These were partially offset by increased yields on credit cards as interest-free balances were not promoted as strongly as in the past. Securitization revenues increased during the year-to-date period due to higher levels of receivable replenishments to support previously issued securities in the U.K. as well as the recognition of residual balances associated with certain expired securitization transactions. Fee and other income increased primarily due to higher insurance revenues. Provision for credit losses increased primarily due to higher delinquency and charge-off levels in the U.K. due to a general increase in consumer bad debts in the U.K. market, including increased bankruptcies. We increased managed loss reserves by recording loss provision greater than net charge-offs of $53 million for the current quarter and $108 million year-to-date compared with $9 million and $22 million in the year-ago periods. Total costs and expenses increased

HSBC Finance Corporation

primarily due to higher expenses to support receivable growth and collection activities, higher policyholder benefits because of increased insurance sales volumes, and for the six month period costs associated with branch closures in the U.K.
Compared to March 31, 2005, managed receivables decreased 4 percent due to decreases in retail sales volume due to a slow down in retail consumer spending in the U.K. Compared to June 30, 2004, managed receivables increased 11 percent due to strong growth in our real estate secured, personal non-credit card and MasterCard/ Visa portfolios as well as growth from the introduction of auto finance receivables in Canada in the third quarter of 2004. Applying constant currency rates, managed receivables at June 30, 2005 would have been $549 million higher using March 31, 2005 exchange rates and $97 million lower using June 30, 2004 exchange rates.
The decrease in ROMA in both the three and six month periods ended June 30, 2005 reflects the net losses incurred, primarily due to higher provision for credit losses due to higher delinquency and charge-off levels in the U.K. and lower overall yields on our receivables, as well as higher average managed assets primarily due to receivable growth since June 30, 2004.
As part of ongoing integration efforts with HSBC, we have begun working with HSBC to determine if funding synergies and management efficiencies could be achieved by transferring our U.K. and other European operations to a U.K. based subsidiary of HSBC. As of the date of this filing, a decision has not been made regarding the potential transfer of the U.K. and other European operations. We anticipate that a decision regarding this potential transfer will be reached in the third quarter of 2005.
Reconciliation of Managed Basis Segment Results Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. Reconciliations of our managed basis segment results to managed basis and owned basis consolidated totals are as follows:

							Managed
		Credit			Adjustments/		Basis			Owned Basis
		Card			Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	International	All Other	Items		Totals	Adjustments		Totals

	(in millions)
Three months ended June 30, 2005
Net interest income	$1,699	$507	$224	$(146)	$-		$2,284	$(249	)(3)	$2,035
Securitization revenue	(151)	(55)	4	(15)	-		(217)	271	(3)	54
Fee and other income	292	475	141	270	(34	)(1)	1,144	(74	)(3)	1,070
Intersegment revenues	26	5	4	(1)	(34	)(1)	-	-		-
Provision for credit losses	580	334	166	-	3	(5)	1,083	(52	)(3)	1,031
Total costs and expenses	578	333	217	314	-		1,442	-		1,442
Net income	440	165	(14)	(95)	(24)		472	-		472
Receivables	95,300	19,615	12,581	245	-		127,741	(8,980	)(4)	118,761
Assets	96,188	19,391	13,492	26,223	(8,571	)(2)	146,723	(8,980	)(4)	137,743

Three months ended June 30, 2004
Net interest income	$1,915	$513	$196	$(42)	$-		$2,582	$(652	)(3)	$1,930
Securitization revenue	(285)	(118)	3	(36)	-		(436)	702	(3)	266
Fee and other income	161	398	122	337	(34	)(1)	984	(198	)(3)	786
Intersegment revenues	26	6	3	(1)	(34	)(1)	-	-		-
Provision for credit losses	734	319	93	(1)	-		1,145	(148	)(3)	997
Total costs and expenses	647	284	173	217	-		1,321	-		1,321
Net income	256	120	34	45	(22)		433	-		433
Receivables	92,196	18,355	11,380	337	-		122,268	(22,836	)(4)	99,432
Assets	94,799	20,405	12,342	24,471	(8,648	)(2)	143,369	(22,836	)(4)	120,533

HSBC Finance Corporation

							Managed
		Credit			Adjustments/		Basis			Owned Basis
		Card			Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	International	All Other	Items		Totals	Adjustments		Totals

	(in millions)
Six months ended June 30, 2005
Net interest income	$3,392	$1,013	$453	$(354)	$-		$4,504	$(581	)(3)	$3,923
Securitization revenue	(386)	(119)	14	(34)	-		(525)	664	(3)	139
Fee and other income	577	912	271	920	(68	)(1)	2,612	(165	)(3)	2,447
Intersegment revenues	53	11	7	(3)	(68	)(1)	-	-		-
Provision for credit losses	963	655	331	-	5	(5)	1,954	(82	)(3)	1,872
Total costs and expenses	1,246	657	433	648	-		2,984	-		2,984
Net income	874	313	(23)	(19)	(47)		1,098	-		1,098
Six months ended June 30, 2004
Net interest income	$3,779	$1,041	$398	$(62)	$-		$5,156	$(1,406	)(3)	$3,750
Securitization revenue	(541)	(145)	(6)	(93)	-		(785)	1,399	(3)	614
Fee and other income	329	811	239	743	(67	)(1)	2,055	(394	)(3)	1,661
Intersegment revenues	48	14	7	(2)	(67	)(1)	-	-		-
Provision for credit losses	1,399	740	188	(2)	1	(5)	2,326	(401	)(3)	1,925
Total costs and expenses	1,274	561	345	551	-		2,731	-		2,731
Net income	560	257	62	67	(43)		903	-		903

(1)	Eliminates intersegment revenues.

(2)	Eliminates investments in subsidiaries and intercompany borrowings.

(3)	Reclassifies net interest income, fee income and provision for credit losses relating to securitized receivables to other revenues.

(4)	Represents receivables serviced with limited recourse.

(5)	Eliminates bad debt recovery sales between operating segments.
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
While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk

HSBC Finance Corporation

management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percent of net annualized charge-offs in developing our loss reserve estimates. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. See Note 3, “Receivables,” in the accompanying consolidated financial statements for receivables by product type and Note 4, “Credit Loss Reserves,” for an analysis of changes in the credit loss reserves.
The following table summarizes owned basis credit loss reserves:

	June 30,	March 31,	June 30,
	2005	2005	2004

	(dollars are in millions)
Owned credit loss reserves	$3,756	$3,581	$3,795
Reserves as a percent of:
Receivables	3.16%	3.19%	3.82%
Net charge-offs(1)	111.3	103.7	98.2
Nonperforming loans	107.6	103.6	103.0

(1)	Quarter-to-date, annualized.
Owned credit loss reserves at June 30, 2005 increased as compared to March 31, 2005 as the provision for owned credit losses during the current quarter was $187 million greater than net charge-offs reflecting higher levels of owned receivables partially offset by continued improvements in credit quality. Owned credit loss reserves at June 30, 2005 decreased as compared to June 30, 2004 reflecting improved credit quality and a shift in mix to higher levels of secured receivables which were partially offset by growth. Compared to the year ago period, the decrease also reflects the release of $505 million of owned credit loss reserves associated with the sold domestic private label portfolio. During the three months ended June 30, 2004, provision for owned credit losses was $32 million greater than net charge-offs. Reserve levels at June 30, 2005 reflect the factors discussed above. The trends in the reserve ratios reflect the fact that we are experiencing a shift in our loan portfolio to higher credit quality receivables, particularly real estate secured and auto finance receivables.
For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table summarizes managed credit loss reserves:

	June 30,	March 31,	June 30,
	2005	2005	2004

	(dollars are in millions)
Managed credit loss reserves	$4,281	$4,242	$5,699
Reserves as a percent of:
Receivables	3.35%	3.43%	4.66%
Net charge-offs(1)	104.1	94.9	104.2
Nonperforming loans	110.2	106.9	122.8

(1)	Quarter-to-date, annualized.
Managed credit loss reserves at June 30, 2005 were relatively flat compared to March 31, 2005 as increases in our owned credit loss reserves as discussed above were offset by lower reserves on securitized receivables due to run-off. Managed credit loss reserves at June 30, 2005 decreased as compared to June 30, 2004 as a result of improvements in credit quality, changes in securitization levels and the sale of our domestic private label receivable portfolio in December 2004 as previously discussed.

HSBC Finance Corporation

See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of the non-GAAP financial measures to the comparable GAAP basis financial measure.
Delinquency – Owned Basis
The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	June 30,	March 31,	June 30,
	2005	2005	2004

Real estate secured	2.56%	2.62%	3.39%
Auto finance	2.08	1.65	2.12
MasterCard/ Visa	4.14	4.60	5.83
Private label	4.91	4.71	5.00
Personal non-credit card	8.84	8.63	8.92

Total	3.73%	3.78%	4.57%

Total owned delinquency as a percentage of consumer receivables decreased 5 basis points compared to the prior quarter. The decrease in the delinquency ratio is consistent with improvements in the delinquency roll rate trends we experienced throughout 2004 as a result of improvements in the economy, better underwriting and improved quality of originations. The overall decrease in the delinquency ratio of our real estate secured portfolio reflects receivable growth, improved collection efforts, the recent trend of better quality in new originations and improved economic conditions. The increase in the auto finance delinquency ratio reflects seasonal patterns. The decrease in the MasterCard/ Visa delinquency ratio reflects changes in receivable mix resulting from lower securitization levels and for our domestic receivables improved credit quality, improvements in the economy and enhanced resources in collections. These decreases were partially offset by increases in delinquencies in our foreign MasterCard/ Visa receivables due to a general increase in consumer bad debts in the U.K. market, including increased bankruptcies. The increases in the delinquency ratio in our private label receivables (which includes our foreign private label portfolio that was not sold to HSBC Bank USA in December 2004) and our personal non-credit card portfolio also reflects the general increase in consumer bad debts in the U.K. market, including increased bankruptcies. The increases in personal non-credit card delinquencies was partially offset by improved collection efforts and economic conditions in the U.S.
Compared to a year ago, total delinquency decreased 84 basis points as all products reported lower delinquency levels. The improvements are generally the result of improvements in the U.S. economy, better underwriting and higher levels of real estate secured receivables. Delinquency levels at June 30, 2004 include the domestic private label portfolio which contributed approximately 8 basis points to total delinquency.

HSBC Finance Corporation

Net Charge-offs of Consumer Receivables – Owned Basis
The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables):

	June 30,	March 31,	June 30,
	2005	2005	2004

Real estate secured	.78%	.87%	1.04%
Auto finance	2.61	3.80	3.05
MasterCard/ Visa	6.93	7.17	9.91
Private label	4.36	4.18	5.06
Personal non-credit card	7.77	8.18	10.59

Total	2.93%	3.15%	4.02%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	.84%	1.01%	1.47%
Net charge-offs as a percent, annualized, of average consumer receivables decreased during the quarter ended June 30, 2005 compared to the quarter ended March 31, 2005 as the lower delinquency levels we have been experiencing due to an improving economy continue to have an impact on charge-offs. The impact of the lower delinquency levels was partially offset by an increase in bankruptcy filings due to new bankruptcy legislation in the U.S. which will become effective later this year. Our real estate secured portfolio experienced a decrease in net charge-offs reflecting improved collection efforts, the recent trend of better quality in new originations and improved economic conditions. The decrease in auto finance net charge-offs reflects a seasonal pattern related to higher charge-offs in the first quarter. The decrease in MasterCard/ Visa charge-offs reflects changes in receivable mix resulting from lower securitization levels and continued improved credit quality. The increase in net charge-offs for the private label portfolio reflects the general increase in consumer bad debts in the U.K. markets, including increased bankruptcies. The decrease in net charge-offs in the personal non-credit card portfolio reflects the lower level of delinquency experienced in prior quarters.
Total net charge-offs as a percentage, annualized, of average consumer receivables for the current quarter decreased from the June 2004 net charge-off levels. Principal factors behind the decrease were receivable growth, improved collections and better underwriting, including both improved modeling and improved credit quality of originations, improved economic conditions, as well as the sale of our domestic private label portfolio in December 2004. These were partially offset by the increased bankruptcy filings discussed above. The June 2004 net charge-off ratio includes the domestic private label portfolio which contributed 17 basis points to the ratio. The decrease in auto finance net charge-offs also reflects improved used auto prices which resulted in lower loss severities.
Owned Nonperforming Assets

	June 30,	March 31,	June 30,
	2005	2005	2004

	(dollars are in millions)
Nonaccrual receivables	$3,008	$2,956	$2,833
Accruing consumer receivables 90 or more days delinquent	482	499	849
Renegotiated commercial loans	1	1	2

Total nonperforming receivables	3,491	3,456	3,684
Real estate owned	459	509	624

Total nonperforming assets	$3,950	$3,965	$4,308

Credit loss reserves as a percent of nonperforming receivables	107.6%	103.6%	103.0%

HSBC Finance Corporation

Total nonperforming assets at June 30, 2005 were relatively flat compared to March 31, 2005. The decrease in total nonperforming assets compared to June 30, 2004 is due to improved credit quality, continued improvement in the economy, collection efforts as well as the impact of the bulk sale of our domestic private label receivable portfolio in December 2004. Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes domestic MasterCard and Visa and for June 30, 2004 our domestic private label credit card receivables.
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
The tables below summarize approximate restructuring statistics in our managed basis domestic portfolio. We report our restructuring statistics on a managed basis only because the receivables that we securitize are subject to underwriting standards comparable to our owned portfolio, are generally serviced and collected without regard to ownership and result in a similar credit loss exposure for us. As previously reported, we use certain assumptions and estimates to compile our restructure statistics. We continue to enhance our ability to capture and segment restructure data across all business units. When comparing restructuring statistics from different periods, the fact that our restructure policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies have been enhanced, should be taken into account.

HSBC Finance Corporation

Total Restructured by Restructure Period – Domestic Portfolio(1)
(Managed Basis)

	June 30,	March 31,	June 30,
	2005(3)	2005(3)	2004

	(dollars are in millions)
Never restructured	88.0%	87.2%	86.1%
Restructured:
Restructured in the last 6 months	4.2	4.8	4.8
Restructured in the last 7-12 months	3.3	3.2	4.0
Previously restructured beyond 12 months	4.5	4.8	5.1

Total ever restructured(2)	12.0	12.8	13.9

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1) (Managed Basis)
Real estate secured	$8,277	$8,470	$8,885
Auto finance	1,585	1,560	1,304
MasterCard/ Visa	526	567	639
Private label(3)	24	23	830
Personal non-credit card	3,396	3,466	3,727

Total	$13,808	$14,086	$15,385

(As a percent of managed receivables)
Real estate secured	12.0%	12.9%	16.5%
Auto finance	14.9	15.3	14.0
MasterCard/ Visa	2.7	3.0	3.6
Private label(3)	7.1	7.0	5.6
Personal non-credit card	21.6	22.3	25.0

Total(2)	12.0%	12.8%	13.9%

(1)	Excludes foreign businesses, commercial and other.

(2)	Total including foreign businesses was 11.3 percent at June 30, 2005, 11.9 percent at March 31, 2005, and 13.0 percent at June 30, 2004.

(3)	Reflects consumer lending retail sales contracts which have historically been classified as private label.
See “Credit Quality Statistics” for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.
The amount of domestic and foreign managed receivables in forbearance, modification, credit card services approved consumer credit counseling accommodations, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.4 billion or ..3 percent of managed receivables at June 30, 2005, $.4 billion or .4 percent of managed receivables at March 31, 2005 and $.5 billion or .4 percent of managed assets at June 30, 2004.
Liquidity and Capital Resources

We continue to focus on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. As discussed below, we supplemented unsecured debt issuance during the

HSBC Finance Corporation

six months ended June 30, 2005 with proceeds from the sale of our domestic private label receivable portfolio to HSBC Bank USA in December 2004, debt issued to affiliates, higher levels of commercial paper and the issuance of Series B preferred stock.
Because we are now a subsidiary of HSBC, our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of these tightened credit spreads, we recognized cash funding expense savings of approximately $252 million in the six months ended June 30, 2005 ($132 million in the three months ended June 30, 2005) and approximately $140 million in the six months ended June 30, 2004 ($70 million in the three months ended June 30, 2004) compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies including asset transfers will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years. The portion of these savings to be realized by HSBC Finance Corporation will depend in large part upon the amount and timing of various initiatives between HSBC Finance Corporation and other HSBC subsidiaries.
Debt due to affiliates and other HSBC related funding are summarized in the following table:

	June 30,	December 31,
	2005	2004

	(in billions)
Debt issued to HSBC subsidiaries:
Drawings on bank lines in the U.K.	$6.9	$7.5
Term debt	9.2	6.0
Preferred securities issued by Household Capital Trust VIII	.3	.3

Total debt issued to HSBC subsidiaries	16.4	13.8

Debt issued to HSBC clients:
Euro commercial paper	3.5	2.6
Term debt	1.0	.8

Total debt issued to HSBC clients	4.5	3.4
Preferred stock held by HSBC Investments (North America) Inc.	1.1	1.1
Cash received on bulk and subsequent sales of domestic private label receivables to HSBC Bank USA, net (cumulative)	13.1	12.4
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	3.7
Direct purchases from correspondents (cumulative)	3.9	2.8
Run-off of real estate secured receivable activity with HSBC Bank USA	(2.5)	(1.5)

Total real estate secured receivable activity with HSBC Bank USA	5.1	5.0

Total HSBC related funding	$40.2	$35.7

At June 30, 2005, funding from HSBC, including debt issuances to HSBC subsidiaries and clients and preferred stock held by HSBC Investments (North America) Inc. (“HINO”) but excluding cash received on asset sales to HSBC subsidiaries, represented 18 percent of our total managed debt and preferred stock funding. At December 31, 2004, funding from HSBC, including debt issuances to HSBC subsidiaries and clients and preferred stock held by HINO but excluding cash received on asset sales to HSBC subsidiaries, represented 15 percent of our total managed debt and preferred stock funding.
In addition to the HSBC related funding received, we have extended lines of credit and promissory notes to other HSBC subsidiaries at interest rates comparable to third-party rates for notes with similar terms. At

HSBC Finance Corporation

June 30, 2005, $1.5 billion was outstanding under these agreements compared to $.6 billion outstanding at December 31, 2004.
Proceeds from the December 2004 domestic private label bulk receivable sale to HSBC Bank USA of $12.4 billion were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and to fund operations. Excess liquidity from the sale was used to temporarily fund available for sale investments at December 31, 2004.
As of June 30, 2005, we had revolving credit facilities of $2.5 billion from HSBC domestically and $10.0 billion from HSBC subsidiaries in the U.K. There have been no draws on the domestic line. At June 30, 2005, $6.9 billion was outstanding under the U.K. lines. We had derivative contracts with a notional value of $58.4 billion, or approximately 94 percent of total derivative contracts, outstanding with HSBC affiliates at June 30, 2005. We had derivative contracts with a notional value of $62.6 billion, or approximately 87 percent of total derivative contracts, outstanding with HSBC affiliates at December 31, 2004.
Securities totaled $4.0 billion at June 30, 2005 and $3.6 billion at December 31, 2004. Securities purchased under agreements to resell totaled $.4 billion at June 30, 2005 and $2.7 billion at December 31, 2004. Interest bearing deposits with banks totaled $.4 billion at June 30, 2005 and $.6 billion at December 31, 2004. Our total investment balances at December 31, 2004 were high as a result of the timing of the bulk sale of the domestic private label receivable portfolio to HSBC Bank USA on December 29, 2004.
Commercial paper, bank and other borrowings totaled $10.6 billion at June 30, 2005 and $9.0 billion at December 31, 2004. The increase at June 30, 2005 was a result of higher levels of short-term notes outstanding as well as higher levels of commercial paper as compared to the lower levels outstanding at December 31, 2004 as the proceeds from the sale of the domestic private label loan portfolio to HSBC Bank USA were used to reduce the outstanding balances. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $3.5 billion at June 30, 2005 and $2.6 billion at December 31, 2004.
During the second quarter of 2005, all three major domestic rating agencies approved a plan which allows us to increase our commercial paper issuances as a result of lowering the coverage ratio of bank credit facilities to outstanding commercial paper from 100% to 80%. This plan also assumes that the combination of bank credit facilities and undrawn conduit facilities will, at all times, exceed 115% of outstanding commercial paper. This approved plan will result in an increase in our maximum outstanding commercial paper balance to in excess of $12.0 billion.
Long term debt (with original maturities over one year) increased to $87.0 billion at June 30, 2005 from $85.4 billion at December 31, 2004. Significant third party issuance during the six months ended June 30, 2005 included the following:

•	$6.7 billion of domestic and foreign medium-term notes
•	$1.2 billion of foreign currency-denominated bonds
•	$.7 billion of InterNotessm (retail-oriented medium-term notes)
•	$5.5 billion of global debt
•	$2.4 billion of securities backed by real estate secured, auto finance, and MasterCard/ Visa receivables. For accounting purposes, these transactions were structured as secured financings.
In June 2005, we redeemed the junior subordinated notes issued to the Household Capital Trust V with an outstanding principal balance of $309 million.
Preferred Shares In June 2005, we issued 575,000 shares of Series B Preferred Stock for $575 million. Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2005.

HSBC Finance Corporation

Selected capital ratios are summarized in the following table:

	June 30,	December 31,
	2005	2004

TETMA(1)	7.52%	6.68%
TETMA + Owned Reserves(1)	10.29	9.45
Tangible common equity to tangible managed assets(1)	5.38	4.67
Common and preferred equity to owned assets	13.42	13.01
Excluding purchase accounting adjustments:
TETMA(1)	8.78	8.38
TETMA + Owned Reserves(1)	11.55	11.16
Tangible common equity to tangible managed assets(1)	6.64	6.38

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-GAAP financial ratios that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.
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
Under IFRS and prior to 2005 under U.K. GAAP, our securitizations are treated as secured financings. In order to align our accounting treatment with that of HSBC, starting in the third quarter of 2004 we began to structure all new collateralized funding transactions as secured financings. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to

HSBC Finance Corporation

these trusts until the revolving periods end, the last of which is expected to occur in 2008 based on current projections. Private label trusts that publicly issued securities are now replenished by HSBC Bank USA as a result of the daily sale of new domestic private label credit card originations to HSBC Bank USA. We will continue to replenish at reduced levels certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. There is no impact, however, on cash received from operations. Because we believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, we will continue to use secured financings of consumer receivables as a source of our funding and liquidity.
As previously discussed, securitization levels were much lower in the six months ended June 30, 2005 as a result of the use of alternate funding sources, including funding from HSBC subsidiaries, and our decision to structure all new collateralized funding transactions as secured financings beginning in the third quarter of 2004.
Securitizations (excluding replenishments of certificateholder interests) and secured financings are summarized in the following table:

Three months ended June 30,	2005	2004

	(in millions)
Initial securitizations:
Auto finance	$-	$300
MasterCard/ Visa	-	500
Private label	-	190
Personal non-credit card	-	-

Total	$-	$990

Secured financings:
Real estate secured	$919	$1,750
Auto finance	998	-
MasterCard/ Visa	500	-

Total	$2.417	$1,750

Six months ended June 30,	2005	2004

	(in millions)
Initial securitizations:
Auto finance	$-	$300
MasterCard/ Visa	-	550
Private label	-	190
Personal non-credit card	-	-

Total	$-	$1,040

Secured financings:
Real estate secured	$919	$1,750
Auto finance	998	-
MasterCard/ Visa	500	-

Total	$2,417	$1,750

HSBC Finance Corporation

Our securitized receivables totaled $9.0 billion at June 30, 2005 compared to $14.2 billion at December 31, 2004. As of June 30, 2005, secured financings of $5.6 billion are secured by $10.8 billion of real estate secured, auto finance and MasterCard/ Visa receivables. Secured financings of $7.3 billion at December 31, 2004 are secured by $10.3 billion of real estate secured and auto finance receivables. At June 30, 2005, securitizations structured as sales represented 7 percent and secured financings represented 5 percent of the funding associated with our managed funding portfolio. At December 31, 2004, securitizations structured as sales represented 12 percent and secured financings represented 6 percent of the funding associated with our managed funding portfolio.
2005 funding strategy As discussed previously, the acquisition by HSBC has improved our access to the capital markets as well as expanded our access to a worldwide pool of potential investors. Our current estimated domestic funding needs and sources for 2005 are summarized in the table that follows:

	Actual	Estimated
	January 1	July 1
	through	through	Estimated
	June 30,	December 31,	Full Year
	2005	2005	2005

	(in billions)
Funding needs:
Net asset growth	$8	$8 - 11	$16 - 19
Commercial paper, term debt and securitization maturities	18	10 - 15	28 - 33
Other	1	1 - 3	2 - 4

Total funding needs, including growth	$27	$19 - 29	$46 - 56

Funding sources:
External funding, including HSBC clients	$24	$18 - 26	$42 - 50
HSBC and HSBC subsidiaries	3	1 - 3	4 - 6

Total funding sources	$27	$19 - 29	$46 - 56

Risk Management

Credit Risk There have been no significant changes in our approach to credit risk management since December 31, 2004.
At June 30, 2005, we had derivative contracts with a notional value of approximately $62.0 billion, including $58.4 billion outstanding with HSBC affiliates. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities and totaled $347 million at June 30, 2005. Affiliate swap counterparties generally provide collateral in the form of securities which are not recorded on our balance sheet. At June 30, 2005, the fair value of our agreements with affiliate counterparties was below the level requiring payment of collateral. As such at June, 30, 2005, we were not holding any swap collateral from HSBC affiliates in the form of securities.
Liquidity Risk There have been no significant changes in our approach to liquidity risk since December 31, 2004.
Market Risk HSBC has certain limits and benchmarks that serve as guidelines in determining appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our total PVBP limit as of June 30, 2005 was $2 million, which includes risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of

HSBC Finance Corporation

the balance sheet shall not increase or decrease by more than $2 million. Our PVBP position at both June 30, 2005 and December 31, 2004 was less than $1 million.
While the total PVBP position was not impacted by the loss of hedge accounting for certain derivative financial instruments at the time of our acquisition by HSBC, the portfolio of ineffective hedges remaining at June 30, 2005 represent PVBP risk of ($4.7) million. The interest rate risk remaining for all other assets and liabilities, including effective hedges, results in an offsetting PVBP risk of $5.0 million. Therefore, at June 30, 2005 we had a net PVBP position of less than $1 million, which is within our PVBP limit of $2 million.
We also monitor the impact that a hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income. The following table summarizes such estimated impact:

	June 30,	December 31,
	2005	2004

	(in millions)
Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied on a quarterly basis over the next 12 months	$149	$176
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied on a quarterly basis over the next 12 months	$88	$169
These estimates include both the net interest income impact of the derivative positions we have entered into which are considered to be effective hedges under SFAS 133 and the impact of economic hedges of certain underlying debt instruments which do not qualify for hedge accounting as if they were effective hedges under SFAS 133. These estimates also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated.
Net interest income at risk has changed as a result of the loss of hedge accounting on a portfolio of economic hedges. At June 30, 2005, our net interest income sensitivity to a hypothetical 25 basis point rise in rates applied on a quarterly basis over the next 12 months is a decrease of $139 million as opposed to the amount reported above, and the sensitivity to a hypothetical 25 basis point fall in rates applied on a quarterly basis over the next 12 months is an increase of $78 million as opposed to the amount reported above. At December 31, 2004, our net interest income sensitivity to a hypothetical 25 basis point rise in rates applied on a quarterly basis over the next 12 months is a decrease of $190 million as opposed to the amount reported above, and the sensitivity to a hypothetical 25 basis point fall in rates applied on a quarterly basis over the next 12 months is an increase of $186 million as opposed to the amount reported above. This sensitivity only considers changes in interest rates and does not consider changes from other variables, such as exchange rates that may impact margin. The decrease in exposure to rising interest rates results primarily from the reclassification of the pay fixed/receive floating interest rate swaps, which do not qualify for hedge accounting under SFAS 133. We have reduced our exposure during the second quarter of 2005 by regaining hedge accounting treatment for a significant number of our cash flow hedges as well as terminating other derivative instruments. We continue to evaluate the steps required to regain hedge accounting treatment under SFAS 133 for the remaining cash flow hedges which do not qualify for hedge accounting under SFAS 133 where possible. We will continue to manage our total interest rate risk on a basis consistent with the risk management process employed since the acquisition.
Operational Risk There has been no significant change in our approach to operational risk management since December 31, 2004.

HSBC FINANCIAL CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(dollars are in millions)
Return on Average Assets:
Net income	$472	$433	$1,098	$903

Average assets:
Owned basis	$134,834	$117,467	$133,394	$118,428
Serviced with limited recourse	10,203	23,568	11,543	24,422

Managed basis	$145,037	$141,035	$144,937	$142,850

Return on average owned assets	1.40%	1.47%	1.65%	1.52%
Return on average managed assets	1.30	1.23	1.52	1.26
Return on Average Common Shareholder’s Equity:
Net income	$472	$433	$1,098	$903
Dividends on preferred stock	(19)	(18)	(37)	(36)

Net income available to common shareholders	$453	$415	$1,061	$867

Average common shareholder’s equity	$16,671	$17,160	$16,421	$16,903
Return on average common shareholder’s equity	10.87%	9.67%	12.92%	10.26%
Net Interest Income:
Net interest income:
Owned basis	$2,035	$1,930	$3,923	$3,750
Serviced with limited recourse	249	652	581	1,406

Managed basis	$2,284	$2,582	$4,504	$5,156

Average interest-earning assets:
Owned basis	$119,523	$101,238	$116,254	$100,457
Serviced with limited recourse	10,203	23,568	11,543	24,422

Managed basis	$129,726	$124,806	$127,797	$124,879

Owned basis net interest margin	6.81%	7.63%	6.75%	7.47%
Managed basis net interest margin	7.04	8.28	7.05	8.26
Managed Basis Risk Adjusted Revenue:
Net interest income	$2,284	$2,582	$4,504	$5,156
Other revenues, excluding securitization revenue and derivative income	1,068	860	2,276	1,879
Less: Net charge-offs	(1,028)	(1,367)	(2,146)	(2,809)

Risk adjusted revenue	$2,324	$2,075	$4,634	$4,226

Average interest-earning assets	$129,726	$124,806	$127,797	$124,879
Managed basis risk adjusted revenue	7.17%	6.65%	7.25%	6.77%

HSBC FINANCIAL CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	Three months ended			Six months ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2005	2005	2004	2005	2004

	(dollars are in millions)
Consumer Net Charge-off Ratio:
Consumer net charge-offs:
Owned basis	$844	$856	$966	$1,700	$1,936
Serviced with limited recourse	184	255	401	439	873

Managed basis	$1,028	$1,111	$1,367	$2,139	$2,809

Average consumer receivables:
Owned basis	$115,354	$108,928	$96,189	$112,141	$94,581
Serviced with limited recourse	10,203	12,884	23,568	11,543	24,422

Managed basis	$125,557	$121,812	$119,757	$123,684	$119,003

Owned basis consumer net charge-off ratio	2.93%	3.15%	4.02%	3.03%	4.09%
Managed basis consumer net charge-off ratio	3.28	3.65	4.57	3.46	4.72

Reserves as a Percent of Net Charge-offs
Loss reserves:
Owned basis	$3,756	$3,581	$3,795	$3,756	$3,795
Serviced with limited recourse	525	661	1,904	525	1,904

Managed basis	$4,281	$4,242	$5,699	$4,281	$5,699

Net charge-offs:
Owned basis	$844	$863	$966	$1,707	$1,936
Serviced with limited recourse	184	255	401	439	873

Managed basis	$1,028	$1,118	$1,367	$2,146	$2,809

Owned basis reserves as a percent of net charge-offs	111.3%	103.7%	98.2%	110.0%	98.0%
Managed basis reserves as a percent of net charge-offs	104.1	94.9	104.2	99.7	101.4
Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$1,326	$1,420	$1,228	$2,746	$2,525

Net interest income and other revenues less policyholders’ benefits:
Owned basis	$3,043	$3,228	$2,889	$6,271	$5,819
Serviced with limited recourse	52	30	148	82	401

Managed basis	$3,095	$3,258	$3,037	$6,353	$6,220

Owned basis efficiency ratio	43.58%	43.99%	42.51%	43.79%	43.39%
Managed basis efficiency ratio	42.84	43.59	40.43	43.22	40.59

HSBC FINANCIAL CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	June 30,	March 31,	June 30,
	2005	2005	2004

	(dollars are in millions)
Two-Months-and-Over-Contractual Delinquency:
Consumer two-months-and-over-contractual delinquency:
Owned basis	$4,419	$4,229	$4,534
Serviced with limited recourse	484	626	1,194

Managed basis	$4,903	$4,855	$5,728

Consumer receivables:
Owned basis	$118,532	$111,911	$99,115
Serviced with limited recourse	8,980	11,486	22,836

Managed basis	$127,512	$123,397	$121,951

Consumer two-months-and-over-contractual delinquency:
Owned basis	3.73%	3.78%	4.57%
Managed basis	3.85	3.93	4.70
Reserves as a Percent of Receivables:
Loss reserves:
Owned basis	$3,756	$3,581	$3,795
Serviced with limited recourse	525	661	1,904

Managed basis	$4,281	$4,242	$5,699

Receivables:
Owned basis	$118,761	$112,161	$99,432
Serviced with limited recourse	8,980	11,486	22,836

Managed basis	$127,741	$123,647	$122,268

Reserves as a percent of receivables:
Owned basis	3.16%	3.19%	3.82%
Managed basis	3.35	3.43	4.66
Reserves as a Percent of Nonperforming Loans:
Loss reserves:
Owned basis	$3,756	$3,581	$3,795
Serviced with limited recourse	525	661	1,904

Managed basis	$4,281	$4,242	$5,699

Nonperforming loans:
Owned basis	$3,491	$3,456	$3,684
Serviced with limited recourse	395	511	958

Managed basis	$3,886	$3,967	$4,642

Reserves as a percent of nonperforming loans:
Owned basis	107.6%	103.6%	103.0%
Managed basis	110.2	106.9	122.8

HSBC FINANCIAL CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	June 30,	December 31,
	2005	2004

	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$16,814	$15,841
Exclude:
Unrealized (gains) losses on cash flow hedging instruments	(163)	(119)
Minimum pension liability	4	4
Unrealized gains on investments and interest-only strip receivables	(69)	(53)
Intangible assets	(2,491)	(2,705)
Goodwill	(6,799)	(6,856)

Tangible common equity	7,296	6,112
Purchase accounting adjustments	1,706	2,227

Tangible common equity, excluding purchase accounting adjustments	$9,002	$8,339

Tangible shareholders’ equity:
Tangible common equity	$7,296	$6,112
Preferred stock	1,675	1,100
Mandatorily redeemable preferred securities of Household Capital Trusts	704	994
Adjustable Conversion-Rate Equity Security Units	535	530

Tangible shareholder’s equity	10,210	8,736
Purchase accounting adjustments	1,698	2,208

Tangible shareholders’ equity, excluding purchase accounting adjustments	$11,908	$10,944

Tangible shareholders’ equity plus owned loss reserves:
Tangible shareholders’ equity	$10,210	$8,736
Owned loss reserves	3,756	3,625

Tangible shareholders’ equity plus owned loss reserves	13,966	12,361
Purchase accounting adjustments	1,698	2,208

Tangible shareholders’ equity plus owned loss reserves, excluding purchase accounting adjustments	$15,664	$14,569

Tangible managed assets:
Owned assets	$137,743	$130,190
Receivables serviced with limited recourse	8,980	14,225

Managed assets	146,723	144,415
Exclude:
Intangible assets	(2,491)	(2,705)
Goodwill	(6,799)	(6,856)
Derivative financial assets	(1,698)	(4,049)

Tangible managed assets	135,735	130,805
Purchase accounting adjustments	(131)	(202)

Tangible managed assets, excluding purchase accounting adjustments	$135,604	$130,603

Equity ratios:
Common and preferred equity to owned assets	13.42%	13.01%
Tangible common equity to tangible managed assets	5.38	4.67
Tangible shareholders’ equity to tangible managed assets (“TETMA”)	7.52	6.68
Tangible shareholders’ equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)	10.29	9.45
Excluding purchase accounting adjustments: Tangible common equity to tangible managed assets	6.64	6.38
TETMA	8.78	8.38
TETMA + Owned Reserves	11.55	11.16

Item 4.	Controls and Procedures

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
Internal Controls There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
In a case decided on March 31, 2004 and published on May 13, the Appellate Court of Illinois, First District (Cook County), ruled in U.S. Bank National Association v. Clark, et al., that certain lenders (which did not include any subsidiaries of HSBC Finance Corporation) violated the Illinois Interest Act by imposing points and finance charge fees in excess of 3% of the principal amount on loans with an interest rate in excess of 8%. The Appellate Court held for the first time that when the Illinois legislature made amendments to the late fee provisions of the Interest Act in 1992, Illinois opted out of the Federal Depository Institutions Deregulation and Monetary Control Act of 1980 (“DIDMCA”) and, in “certain instances,” the Federal Alternative Mortgage Transaction Parity Act of 1982 (“AMTPA”). DIDMCA and AMTPA each contain provisions that preempt certain state laws unless state legislatures took affirmative action to “opt-out” of the federal preemptions within specified time frames. The Court found that as a result of 1992 legislative action, the State’s 3% restriction on points and finance charge fees are now enforceable in Illinois. The Appellate Court’s ruling reversed the trial court’s decision, which had relied on previous opinions of the Illinois Attorney General, the Illinois Office of Banks and Real Estate, and other courts. Should the decision stand and be applied retroactively throughout Illinois, lenders would be required to make refunds to customers who had a closed-end real estate secured first mortgage loan of double the interest paid or contracted for, whichever is greater. The plaintiffs in the Clark case filed a notice of appeal with the Illinois Supreme Court which the court accepted. Briefing in the Illinois Supreme Court is underway. We reported previously that three cases and one counterclaim were filed against subsidiaries of HSBC Finance Corporation based upon the Clark decision: Wilkes v. Household Finance Corporation III, et al., Circuit Court of Cook County, Illinois, Chancery Division, filed on June 18, 2004 (purported class action); Aslam v. Accredited Home Lenders, Inc., et al., Circuit Court of Cook County, Illinois, Chancery Division, filed on June 11, 2004 (purported class action); MERS Inc. as nominee for HFC v. Gloss, Circuit Court of DuPage County, Illinois (filed as a foreclosure counterclaim in September, 2004); and Morris, et al. v. Household Mortgage Services, Inc., U.S. District Court for the Northern District of Illinois, filed on June 22, 2004. These matters have all been settled for immaterial amounts and have been dismissed.
CREDIT CARD LITIGATION
On November 15, 2004, a matter entitled American Express Travel Related Services Company, Inc. v. Visa U.S.A. Inc., et al. was filed in the U.S. District Court for the Southern District of New York. This case alleges that HSBC Finance Corporation, Household Bank (SB), N.A. and others violated Sections 1 and 2 of the Sherman Act by conspiring to monopolize and unreasonably restrain trade by allegedly implementing and enforcing an agreement requiring any United States bank that issues Visa or MasterCard general cards to refuse to issue such cards from competitors, such as American Express and Discover. Plaintiff seeks a declaration that defendants in this action (including Visa, MasterCard and other banks belonging to those associations), have violated the antitrust laws, and requests an injunction restraining the defendants, their directors, officers, employees, agents, successors, owners and members from “continuing or maintaining in any manner, directly or indirectly, the rules, policies, and agreements at issue,” and seeks “full compensation for damages it has sustained, from each Defendant, jointly, severally,” for each of plaintiff’s claims, in an amount “to be trebled according to law, plus interest, attorneys’ fees and costs of suit”. On February 18, 2005, the Defendants filed a motion to dismiss the complaint for failure to state a cause of action. At this time, we are unable to quantify the potential impact from this action, if any.
On June 22, 2005, a matter entitled Photos Etc. Corporation, et al. v. VISA U.S.A. Inc., et al. was filed in the U.S. District Court for the District of Connecticut as case number 305CV1007. This purported class action named as defendants VISA, MasterCard and a number of alleged members of those associations, including HSBC Finance Corporation and two of its affiliates. The case seeks certification of a class of retail merchants that operate commercial businesses throughout the United States and alleges the defendants engage in an anti-competitive conspiracy to fix the level of “interchange fees” charged by the associations. At this time, we are unable to quantify the potential impact from this action, if any.
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
On June 27, 2003, a case entitled, West Virginia Laborers Pension Trust Fund v. Caspersen, et al., was filed in the Chancery Division of the Circuit Court of Cook County, Illinois as case number 03CH10808. This purported class action named as defendants the directors of Beneficial Corporation at the time of the 1998 merger of Beneficial Corporation into a subsidiary of HSBC Finance Corporation, and claimed that those directors’ due diligence of HSBC Finance Corporation at the time they considered the merger was inadequate. The Complaint claimed that as a result of some of the securities law and other violations alleged in the Jaffe case, HSBC Finance Corporation common shares lost value. Pursuant to the merger agreement with Beneficial Corporation, we assumed the defense of this litigation. In September of 2003, the defendants filed a motion to dismiss which was granted on June 15, 2004 based upon a lack of personal jurisdiction over the defendants. The plaintiffs appealed that decision. On May 11, 2005, the appellate court affirmed the trial court’s ruling. The time for any further appeals has expired. In addition, on June 30, 2004, a case entitled, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund v. Caspersen, et al., was filed in the Superior Court of New Jersey, Law Division, Somerset County as Case Number L9479-04. Other than the change in plaintiff, the suit is substantially identical to the foregoing West Virginia Laborer’s Pension Trust Fund case, and is brought by the same principal law firm that brought that suit. The defendants’ motion to dismiss was granted on February 10, 2005 and the plaintiffs have appealed that ruling.
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
Date: August 1, 2005

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