Form 10-Q
period 2005-09-30
HSBC Finance CORP
filed 2005-11-14
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
          At October 31, 2005, there were 50 shares of the registrant’s common stock outstanding, all of which were owned indirectly by HSBC Holdings plc.

HSBC FINANCE CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

	(in millions)
Finance and other interest income	$3.402	$2,779	$9,491	$7,944
Interest expense:
HSBC affiliates	222	95	507	213
Non-affiliates	1,017	715	2,898	2,012

Net interest income	2,163	1,969	6,086	5,719
Provision for credit losses	1,361	1,123	3,233	3,048

Net interest income after provision for credit losses	802	846	2,853	2,671

Other revenues:
Securitization related revenue	41	267	180	881
Insurance revenue	229	203	679	618
Investment income	33	36	99	107
Derivative income (expense)	(53)	72	283	248
Fee income	439	302	1,099	809
Taxpayer financial services revenue (expense)	(1)	(3)	260	209
Gain on receivable sales to HSBC affiliates	99	10	308	25
Servicing fees from HSBC affiliates	102	6	303	11
Other income	213	147	477	407

Total other revenues	1,102	1,040	3,688	3,315

Costs and expenses:
Salaries and employee benefits	513	472	1,536	1,414
Sales incentives	117	91	289	259
Occupancy and equipment expenses	83	77	252	237
Other marketing expenses	196	174	561	437
Other servicing and administrative expenses	149	235	550	659
Support services from HSBC affiliates	226	183	652	556
Amortization of intangibles	90	83	280	278
Policyholders’ benefits	109	93	347	299

Total costs and expenses	1,483	1,408	4,467	4,139

Income before income tax expense	421	478	2,074	1,847
Income tax expense	140	153	695	619

Net income	$281	$325	$1,379	$1,228

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2005	2004

	(in millions, except share data)
Assets
Cash	$744	$392
Interest bearing deposits with banks	398	603
Securities purchased under agreements to resell	181	2,651
Securities	3,946	3,645
Receivables, net	126,025	104,815
Intangible assets, net	2,394	2,705
Goodwill	6,799	6,856
Properties and equipment, net	457	487
Real estate owned	462	587
Derivative financial assets	662	4,049
Other assets	4,506	3,400

Total assets	$146,574	$130,190

Liabilities
Debt:
Deposits	$36	$47
Commercial paper, bank and other borrowings	11,623	9,013
Due to affiliates	17,907	13,789
Long term debt (with original maturities over one year)	93,181	85,378

Total debt	122,747	108,227
Insurance policy and claim reserves	1,298	1,303
Derivative related liabilities	408	432
Other liabilities	3,309	3,287

Total liabilities	127,762	113,249

Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized:
Series A, $0.01 par value, 1,100 shares issued, held by HSBC Investments (North America) Inc.	1,100	1,100
Series B, $0.01 par value, 575,000 shares issued	575	-
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 50 shares issued	-	-
Additional paid-in capital	14,661	14,627
Retained earnings	1,888	571
Accumulated other comprehensive income	588	643

Total common shareholder’s equity	17,137	15,841

Total liabilities and shareholders’ equity	$146,574	$130,190

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30,	2005	2004

	(in millions)
Preferred stock
Balance at beginning of period	$1,100	$1,100
Issuance of Series B preferred stock	575	-

Balance at end of period	$1,675	$1,100

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$14,627	$14,645
Issuance costs of Series B preferred stock	(16)	-
Return of capital	(16)	(31)
Employee benefit plans, including transfers and other	66	21

Balance at end of period	$14,661	$14,635

Retained earnings
Balance at beginning of period	$571	$1,303
Net income	1,379	1,228
Dividends:
Preferred stock	(62)	(54)
Common stock	-	(850)

Balance at end of period	$1,888	$1,627

Accumulated other comprehensive income
Balance at beginning of period	$643	$443
Net change in unrealized gains (losses) on:
Derivatives classified as cash flow hedges	164	44
Securities available for sale and interest-only strip receivables	(29)	(38)
Foreign currency translation adjustments	(190)	16

Other comprehensive (loss) income, net of tax	(55)	22

Balance at end of period	$588	$465

Total common shareholder’s equity	$17,137	$16,727

Comprehensive income
Net income	$1,379	$1,228
Other comprehensive (loss) income	(55)	22

Comprehensive income	$1,324	$1,250

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended September 30,	2005	2004

	(in millions)
Cash flows from operating activities
Net income	$1,379	$1,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	3,233	3,048
Insurance policy and claim reserves	(146)	(138)
Depreciation and amortization	369	367
Net change in interest-only strip receivables	217	410
Net change in other assets	(1,147)	47
Net change in other liabilities	73	182
Other, net	(261)	(520)

Net cash provided by (used in) operating activities	3,717	4,624

Cash flows from investing activities
Securities:
Purchased	(656)	(1,152)
Matured	480	1,179
Sold	154	790
Net change in interest bearing deposits with banks	179	666
Net change in short-term securities available for sale	(335)	3,009
Net change in securities purchased under agreements to resell	2,470	(350)
Receivables:
Originations, net of collections	(48,566)	(42,123)
Purchases and related premiums	(959)	(597)
Initial and fill-up securitizations	7,388	24,250
Sales to affiliates	16,286	1,371
Properties and equipment:
Purchases	(60)	(55)
Sales	2	2

Net cash provided by (used in) investing activities	(23,617)	(13,010)

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	2,596	5,343
Net change in time certificates	(2)	(155)
Net change in due to affiliates	4,763	3,760
Long term debt issued	28,199	12,603
Long term debt retired	(15,624)	(12,581)
Redemption of company obligated mandatorily redeemable preferred securities of subsidiary trusts	(309)	-
Insurance:
Policyholders’ benefits paid	(196)	(124)
Cash received from policyholders	288	194
Shareholder’s dividends	(8)	(850)
Issuance of Series B preferred stock	559	-

Net cash provided by (used in) financing activities	20,266	8,190

Effect of exchange rate changes on cash	(14)	7

Net change in cash	352	(189)
Cash at beginning of period	392	463

Cash at end of period	$744	$274

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HNAH”), which is a wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Our accounting and reporting policies are consistent, in all material respects, with those used to prepare the 2004 Form 10-K.
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

2.	Acquisition

On August 4, 2005, we entered into a definitive agreement and plan of merger with Metris Companies Inc. (“Metris”) to acquire Metris in an all-cash transaction which values Metris at approximately $1.6 billion. We currently intend to issue approximately $1.2 billion in additional common equity to HSBC Investments (North America) Inc. (“HINO”) to fund a portion of the purchase price. This acquisition will expand our presence in the near-prime credit card market and will strengthen our capabilities to serve the full spectrum of credit card customers. The acquisition is subject to certain conditions including resolution of the potential civil enforcement action of the Securities and Exchange Commission against Metris, approval by the stockholders of Metris and various regulatory consents and is anticipated to close in the fourth quarter of 2005.

3.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2005	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,511	$25	$(33)	$2,503
Money market funds	296	-	-	296
U.S. government sponsored enterprises(1)	62	-	(2)	60
U.S. government and federal agency debt securities	602	-	(3)	599
Non-government mortgage backed securities	130	-	-	130
Other	328	2	(5)	325

Subtotal	3,929	27	(43)	3,913
Accrued investment income	33	-	-	33

Total securities available for sale	$3,962	$27	$(43)	$3,946

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,520	$27	$(14)	$2,533
Money market funds	230	-	-	230
U.S. government sponsored enterprises(1)	49	-	-	49
U.S. government and federal agency debt securities	344	-	(3)	341
Non-government mortgage backed securities	74	-	(1)	73
Other	385	1	(3)	383

Subtotal	3,602	28	(21)	3,609
Accrued investment income	36	-	-	36

Total securities available for sale	$3,638	$28	$(21)	$3,645

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
A summary of gross unrealized losses and related fair values as of September 30, 2005 and December 31, 2004, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year

	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
September 30, 2005	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)
Corporate debt securities	372	$(17)	$873	244	$(16)	$612
U.S. government sponsored enterprises	14	(1)	40	28	(1)	60
U.S. government and federal agency debt securities	13	(2)	72	27	(1)	51
Other	21	(3)	158	34	(2)	93

	Less Than One Year			Greater Than One Year

	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
December 31, 2004	Securities	Losses	Investments	Securities	Losses	Investments

	(in millions)
Corporate debt securities	254	$(6)	$636	218	$(8)	$647
U.S. government and federal agency debt securities	-	-	-	61	(3)	278
Non-government mortgage backed securities	-	-	-	3	(1)	6
Other	21	(2)	114	42	(1)	130
The gross unrealized losses on our securities available for sale have increased due to a general increase in short- and medium-term interest rates during the nine months ended September 30, 2005. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the par value of the investment. Since substantially all of these securities are rated A- or better, and because we have the ability and intent to hold these investments until maturity or a market price recovery, these securities are not considered other than temporarily impaired.

4.	Receivables

Receivables consisted of the following:

	September 30,	December 31,
	2005	2004

	(in millions)
Real estate secured	$78,130	$64,820
Auto finance	10,137	7,544
MasterCard(1)/ Visa(1)	18,974	14,635
Private label	2,777	3,411
Personal non-credit card	18,484	16,128
Commercial and other	220	317

Total owned receivables	128,722	106,855
Purchase accounting fair value adjustments	98	201
Accrued finance charges	1,665	1,394
Credit loss reserve for owned receivables	(4,220)	(3,625)
Unearned credit insurance premiums and claims reserves	(546)	(631)
Interest-only strip receivables	87	323
Amounts due and deferred from receivable sales	219	298

Total owned receivables, net	126,025	104,815
Receivables serviced with limited recourse	6,759	14,225

Total managed receivables, net	$132,784	$119,040

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.
Receivables are carried at amortized cost which represents the principal amount outstanding, net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments as a result of our acquisition by HSBC and premiums or discounts on purchased loans. Receivables are further reduced by credit loss reserves and unearned credit insurance premiums and claims reserves applied to credit risks on consumer receivables.

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $351 million at September 30, 2005 and $890 million at December 31, 2004. Interest-only strip receivables also included fair value mark-to-market adjustments, which increased the balance by $57 million at September 30, 2005 and $76 million at December 31, 2004.
Receivables serviced with limited recourse consisted of the following:

	September 30,	December 31,
	2005	2004

	(in millions)
Real estate secured	$-	$81
Auto finance	1,474	2,679
MasterCard/ Visa	3,615	7,583
Personal non-credit card	1,670	3,882

Total	$6,759	$14,225

The combination of receivables owned and receivables serviced with limited recourse, which comprises our managed portfolio, is shown below:

	September 30,	December 31,
	2005	2004

	(in millions)
Real estate secured	$78,130	$64,901
Auto finance	11,611	10,223
MasterCard/ Visa	22,589	22,218
Private label	2,777	3,411
Personal non-credit card	20,154	20,010
Commercial and other	220	317

Total	$135,481	$121,080

5.	Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

	(in millions)
Owned receivables:
Credit loss reserves at beginning of period	$3,756	$3,795	$3,625	$3,793
Provision for credit losses	1,361	1,123	3,233	3,048
Charge-offs	(1,020)	(1,068)	(2,934)	(3,176)
Recoveries	118	99	325	271
Other, net	5	4	(29)	17

Credit loss reserves for owned receivables	4,220	3,953	4,220	3,953

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	525	1,904	890	2,374
Provision for credit losses	(23)	(232)	59	169
Charge-offs	(165)	(418)	(637)	(1,343)
Recoveries	15	24	48	76
Other, net	(1)	(32)	(9)	(30)

Credit loss reserves for receivables serviced with limited recourse	351	1,246	351	1,246

Credit loss reserves for managed receivables	$4,571	$5,199	$4,571	$5,199

The provision for credit losses on owned receivables and overall reserve levels in 2005 reflect the impact of the bulk sale of our domestic private label receivables to HSBC Bank USA, National Association (“HSBC Bank USA”) in December 2004 as well as the impact of receivable growth and higher bankruptcy filings in the period leading up to the effective date of the new bankruptcy law in the United States. The provision for credit losses and overall reserve levels at September 30, 2005 includes an incremental provision of $180 million recorded in the third quarter relating to Hurricane Katrina and an additional $100 million provision due to the spike in bankruptcies experienced in the period leading up to the October 17, 2005 effective date of new bankruptcy legislation in the United States.
Reductions to the provision for credit losses and overall reserve levels on receivables serviced with limited recourse in 2005 also reflect the impact of the bulk sale discussed above, as well as the impact of reduced securitization levels, including our decision to structure new collateralized funding transactions as secured financings.
Further analysis of credit quality and credit loss reserves and our credit loss reserve methodology are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Credit Quality.”

6.	Intangible Assets

Intangible assets consisted of the following:

		Accumulated	Carrying
	Gross	Amortization	Value

	(in millions)
September 30, 2005
Purchased credit card relationships and related programs	$1,686	$507	$1,179
Retail services merchant relationships	270	136	134
Other loan related relationships	326	95	231
Trade names	717	13	704
Technology, customer lists and other contracts	282	136	146

Total	$3,281	$887	$2,394

December 31, 2004
Purchased credit card relationships and related programs	$1,723	$355	$1,368
Retail services merchant relationships	270	95	175
Other loan related relationships	326	71	255
Trade names	718	-	718
Technology, customer lists and other contracts	281	92	189

Total	$3,318	$613	$2,705

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,

(in millions)
2005	$327
2006	265
2007	247
2008	184
2009	167
Thereafter	583
During the third quarter of 2005, we completed our annual impairment test of intangible assets. As a result of our testing, we recorded an impairment charge related to a tradename in the U.K. For all other intangible assets, we determined that the fair value of each intangible asset exceeded its carrying value. Therefore, we have concluded that none of our remaining intangible assets are impaired.

7.	Goodwill

Goodwill balances associated with our foreign businesses will change from period to period due to movements in foreign exchange. Since the one-year anniversary in the first quarter of 2004 of our acquisition by HSBC, no further acquisition-related adjustments to our goodwill balance will occur, except for changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of our acquisition by HSBC, pursuant to Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes,” and for the movements in foreign exchange rates discussed above. We have increased our goodwill balance by approximately $2 million for the three months ended September 30, 2005 and reduced the goodwill balance by $11 million for the nine month period as a result of such changes in tax estimates.
During the third quarter of 2005, we completed our annual impairment test of goodwill. For purposes of this test, we assigned the goodwill to our reporting units (as defined in SFAS No. 142, “Goodwill and Other

Intangible Assets”). The fair value of each of the reporting units to which goodwill was assigned exceeded its carrying value including goodwill. Therefore, we have concluded that none of our goodwill is impaired.

8.	Income Taxes

Our effective tax rates were as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,

	2005	2004	2005	2004

Effective tax rate	33.3%	32.0%	33.5%	33.5%
The increase in the effective tax rate in the third quarter of 2005 is primarily due to the acceleration of tax from sales of leveraged leases, partially offset by lower state tax rates. The year-to-date period reflects the leveraged lease tax increase, offset by the lower state tax. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local taxes and tax credits.

9.	Redeemable Preferred Stock

We have 1,501,100 shares of preferred stock authorized for issuance. In June 2005, we issued 575,000 shares of 6.36 percent Non-Cumulative Preferred Stock, Series B (“Series B Preferred Stock”). Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010 at $1,000 per share, plus accrued dividends. The redemption and liquidation value is $1,000 per share plus accrued and unpaid dividends. The holders of Series B Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series B Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock which would rank prior to the Series B Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series B Preferred Stock outstanding at that time. Related issuance costs of $16 million have been recorded as a reduction of additional paid-in capital.
In August 2005, we declared an $8 million dividend on the Series B Preferred Stock which was paid on September 15, 2005.
In March 2003, we issued 1,100 shares of Series A Cumulative Preferred Stock to HSBC, which are now held by HINO. We currently intend to issue additional common equity to HINO in exchange for the Series A Cumulative Preferred Stock on or before December 31, 2005.

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

	September 30,	December 31,
	2005	2004

	(in millions)
Assets, (Liabilities) and Equity:
Derivative financial assets, net	$371	$3,297
Other assets	1,927	604
Due to affiliates	(17,907)	(13,789)
Other liabilities	(288)	(168)
Series A preferred stock	1,100	1,100

	Three months		Nine months
	ended		ended
	September 30,		September 30,

	2005	2004	2005	2004

	(in millions)
Income/(Expense):
Interest expense on borrowings from HSBC and subsidiaries	$(222)	$(95)	$(507)	$(213)
Interest income on advances to HSBC affiliates	15	-	26	-
HSBC Bank USA:
Real estate secured servicing revenues	4	4	12	9
Real estate secured sourcing, underwriting and pricing revenues	1	1	3	3
Gain on daily sale of domestic private label receivable originations	91	-	283	-
Gain on daily sale of MasterCard/ Visa receivables	8	10	25	10
Gain on bulk sale of real estate secured receivables	-	-	-	15
Taxpayer financial services loan origination fees	-	-	(15)	-
Domestic private label receivable servicing fees	92	-	273	-
MasterCard/ Visa receivable servicing fees	3	-	9	-
Other processing, origination and support revenues	4	3	12	8
Support services from HSBC affiliates, primarily HSBC Technology and Services (USA) Inc. (“HTSU”)	(226)	(183)	(652)	(556)
HTSU:
Rental revenue	13	8	31	24
Administrative services revenue	2	5	11	13
Servicing revenue	1	-	4	-
Other income from HSBC affiliates	-	2	-	2
Other servicing fees from HSBC affiliates	2	2	5	2
Stock based compensation expense with HSBC	(14)	(12)	(50)	(37)
The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $64.3 billion at September 30, 2005 and $62.6 billion at December 31, 2004. Affiliate swap counterparties provide collateral in the form of securities as required, which are not recorded on our balance sheet. At September 30, 2005, the fair value of our agreements with affiliate counterparties was below the level requiring payment of collateral. As such, at September, 30, 2005, we were not holding any swap collateral from HSBC affiliates in the form of securities. At December 31, 2004, affiliate swap counterparties had provided collateral in the form of securities, which were not recorded on our balance sheet, totaling $2.2 billion.
We have extended a line of credit of $2 billion to HSBC USA Inc. at interest rates comparable to third-party rates for a line of credit with similar terms. The balance outstanding under this line was $1.0 billion at September 30, 2005 and $.6 billion at December 31, 2004 and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as interest income on advances to HSBC affiliates in the table above.
We extended a revolving line of credit of $.5 billion to HTSU on June 28, 2005 at interest rates comparable to third-party rates for a line of credit with similar terms. The balance outstanding under this line of credit was $.4 billion at September 30, 2005 and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as other income from HSBC affiliates in the table above.
We extended a promissory note of $.5 billion to HSBC Securities (USA) Inc. (“HSI”) on June 27, 2005 at interest rates comparable to third-party rates for a line of credit with similar terms. This promissory note was repaid during July 2005. We extended an additional promissory note of $.5 billion to HSI on September 29, 2005. This promissory note, which is included in other assets at September 30, 2005, was repaid during October 2005. Interest income associated with this line of credit is recorded in interest income and reflected as other income from HSBC affiliates in the table above.
We extended a line of credit of $.4 billion to HSBC Investments (North America) Inc. on March 31, 2005 which was repaid during the second quarter of 2005. This line of credit was at interest rates comparable to third-party rates for a line of credit with similar terms. Interest income associated with this line of credit is recorded in interest income and reflected as other income from HSBC affiliates in the table above.
Due to affiliates includes amounts owed to subsidiaries of HSBC (other than preferred stock). This funding was at interest rates (both the underlying benchmark rate and credit spreads) comparable to third-party rates for debt with similar maturities.
At September 30, 2005, we had revolving credit facilities of $2.5 billion from HSBC domestically and $10.0 billion from HSBC in the U.K., of which $6.6 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. As of December 31, 2004, $7.4 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. Annual commitment fee requirements to support availability of these lines are paid on a quarterly basis. Expense recognized for commitment fees totaled $.4 million for the three months ended September 30, 2005 and 2004, and $1.2 million for the nine months ended September 30, 2005 and 2004. Commitment fee expense is included as a component of interest expense — HSBC affiliates.
In the first quarter of 2004, we sold approximately $.9 billion of real estate secured receivables from our mortgage services business to HSBC Bank USA and recorded a pre-tax gain of $15 million on the sale. Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HSBC Bank USA including all future business it purchases from our correspondents. As of September 30, 2005, we were servicing $5.0 billion of real estate secured receivables for HSBC Bank USA. We also received fees from HSBC Bank USA pursuant to a service level agreement under which we sourced, underwrote and priced $.4 billion of real estate secured receivables purchased by HSBC Bank USA during the three months ended September 30, 2005 and $.7 billion during the three months ended September 30, 2004. We sourced, underwrote and priced $1.5 billion of real estate secured receivables purchased by HSBC Bank USA during the nine months ended September 30, 2005 and $2.2 billion during the nine months ended September 30, 2004. The servicing fee revenue associated with these receivables is recorded in servicing fees from HSBC affiliates and are reflected as real estate secured servicing revenues in the above table. Fees received for sourcing, underwriting and pricing the receivables have been recorded as other income and are reflected as real estate secured sourcing, underwriting and pricing revenues from HSBC Bank USA in the above table. Purchases of real estate secured receivables from our correspondents by HSBC Bank USA were discontinued effective September 1, 2005 given HSBC Bank USA’s increasing ability to originate similar product. We continue to service the receivables HSBC Bank USA previously purchased from these correspondents.
In December 2004, we sold our domestic private label receivable portfolio, including the retained interests associated with our securitized domestic private label receivables, to HSBC Bank USA. We continue to service the sold private label receivables and receive servicing fee income from HSBC Bank USA for these services. As of September 30, 2005, we were servicing $15.9 billion of domestic private label receivables for HSBC Bank USA. Servicing fee income from HSBC Bank USA received for the three month period ended

September 30, 2005 of $92 million and $273 million for the nine months ended September 30, 2005 is included in the table. We continue to maintain the related customer account relationships and, therefore, sell new domestic private label receivable originations to HSBC Bank USA on a daily basis. We sold $5,887 million of private label receivables to HSBC Bank USA during the three months ended September 30, 2005 and $14,825 million in the year-to-date period. The gains associated with the sale of these receivables are reflected in the table above and are recorded in gain on receivable sales to HSBC affiliates.
Under several service level agreements, we also provide other services to HSBC Bank USA. These services include credit card servicing and processing activities through our credit card services business, loan origination and servicing through our auto finance business and other operational and administrative support. Fees received for these services are reported as servicing fees from HSBC affiliates and are included in the table above.
During 2003, Household Capital Trust VIII issued $275 million in mandatorily redeemable preferred securities to HSBC. Interest expense recorded on the underlying junior subordinated notes totaled $4 million during both three month periods ended September 30, 2005 and 2004 and $12 million for both nine month periods ended September 30, 2005 and 2004. The interest expense for the Household Capital Trust VIII is included in interest expense — HSBC affiliates in the consolidated statement of income and is reflected as interest expense on borrowings from HSBC and subsidiaries in the table above.
During the third quarter of 2004, our Canadian business began to originate and service auto loans for an HSBC affiliate in Canada. Fees received for these services of $2 million for the three months ended September 30, 2005 and $5 million for the nine months ended September 30, 2005 are included in servicing fees from affiliates and are reflected in other servicing fees from HSBC affiliates in the above table.
Effective October 1, 2004, HSBC Bank USA became the originating lender for loans initiated by our taxpayer financial services business for clients of various third party tax preparers. We purchase the loans originated by HSBC Bank USA daily for a fee. Origination fees paid to HSBC Bank USA totaled $15 million during the nine months ended September 30, 2005. These origination fees are included as an offset to taxpayer financial services revenue and are reflected as taxpayer financial services loan origination fees in the above table.
On July 1, 2004, HSBC Bank Nevada, National Association (“HOBN”), formerly known as Household Bank (SB), N.A., purchased the account relationships associated with $970 million of MasterCard and Visa credit card receivables from HSBC Bank USA for approximately $99 million, which are included in intangible assets. The receivables continue to be owned by HSBC Bank USA. Originations of new accounts and receivables are made by HOBN and new receivables are sold daily to HSBC Bank USA. We sold $514 million of credit card receivables to HSBC Bank USA during the three months ended September 30, 2005 and $1,461 million in the year-to-date period. The gains associated with the sale of these receivables are reflected in the table above and are recorded in gain on receivable sales to HSBC affiliates.
Effective January 1, 2004, our technology services employees, as well as technology services employees from other HSBC entities in North America, were transferred to HTSU. In addition, technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. Technology related assets owned by HSBC Finance Corporation prior to January 1, 2004 currently remain in place and were not transferred to HTSU. In addition to information technology services, HTSU also provides certain item processing and statement processing activities to us pursuant to a master service level agreement. Support services from HSBC affiliates includes services provided by HTSU as well as banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC. We also receive revenue from HTSU for rent on certain office space, which has been recorded as a reduction of occupancy and equipment expenses, and for certain administrative costs, which has been recorded as other income.
In addition, we utilize a related HSBC entity to lead manage substantially all ongoing debt issuances. Fees paid to HSBC and its subsidiaries for such services totaled approximately $19 million for the three months ended September 30, 2005 and $45 million for the nine months ended September 30, 2005. Fees paid for such services totaled approximately $2 million for the three months ended September 30, 2004 and $8 million for the nine months ended September 30, 2004. These fees are amortized over the life of the related debt as a component of interest expense in the table above.
Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans was $14 million for the three months ended September 30, 2005 and $12 million for the prior year quarter. Our share of the expense of these plans was $50 million for the nine months ended September 30, 2005 and $37 million for the year-ago period. These expenses are recorded in salary and employee benefits and are reflected in the above table.
11.     Pension and Other Postretirement Benefits

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
Components of net periodic benefit cost related to our defined benefit pension plans and our postretirement benefits other than pensions were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits

Three months ended September 30,	2005	2004	2005	2004

	(in millions)
Service cost – benefits earned during the period	$5	$14	$1	$1
Interest cost	11	13	4	3
Expected return on assets	(14)	(23)	-	-
Recognized (gains) losses	1	(1)	-	-

Net periodic benefit cost	$3	$3	$5	$4

			Other
			Postretirement
	Pension Benefits		Benefits

Nine months ended September 30,	2005	2004	2005	2004

	(in millions)
Service cost – benefits earned during the period	$37	$41	$4	$3
Interest cost	47	40	12	10
Expected return on assets	(65)	(67)	-	-
Recognized (gains) losses	3	(4)	-	-

Net periodic benefit cost	$22	$10	$16	$13

12.     Business Segments

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

We have historically monitored our operations and evaluated trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. This is because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are generally serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, and make decisions about allocating resources such as capital on a managed basis. When reporting on a managed basis, net interest income, provision for credit losses and fee income related to receivables securitized are reclassified from securitization related revenue in our owned statement of income into the appropriate caption.
Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. Reconciliations of our managed basis segment results to managed basis and owned basis consolidated totals are as follows:

							Managed
		Credit			Adjustments/		Basis			Owned Basis
		Card			Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	International	All Other	Items		Totals	Adjustments		Totals

	(in millions)
Three months ended September 30, 2005
Net interest income	$1,733	$531	$228	$(152)	$-		$2,340	$(177	)(3)	$2,163
Securitization related revenue	(171)	(42)	2	(6)	-		(217)	258	(3)	41
Fee and other income	307	554	141	152	(35	)(1)	1,119	(58	)(3)	1,061
Intersegment revenues	27	5	4	(1)	(35	)(1)	-	-		-
Provision for credit losses	735	465	137	-	1	(5)	1,338	23	(3)	1,361
Total costs and expenses	647	360	216	260	-		1,483	-		1,483
Net income	308	138	12	(154)	(23)		281	-		281
Receivables	102,733	19,971	12,564	213	-		135,481	(6,759	)(4)	128,722
Assets	103,424	19,710	13,574	25,180	(8,555	)(2)	153,333	(6,759	)(4)	146,574

Three months ended September 30, 2004
Net interest income	$1,956	$519	$185	$(110)	$-		$2,550	$(581	)(3)	$1,969
Securitization related revenue	(547)	(77)	(87)	(31)	-		(742)	1,009	(3)	267
Fee and other income	187	460	130	227	(35	)(1)	969	(196	)(3)	773
Intersegment revenues	26	6	4	(1)	(35	)(1)	-	-		-
Provision for credit losses	506	364	19	1	1	(5)	891	232	(3)	1,123
Total costs and expenses	619	328	181	280	-		1,408	-		1,408
Net income	294	134	18	(98)	(23)		325	-		325
Receivables	95,946	18,509	11,833	324	-		126,612	(20,175	)(4)	106,437
Assets	98,099	20,620	12,770	25,030	(8,616	)(2)	147,903	(20,175	)(4)	127,728

Nine months ended September 30, 2005
Net interest income	$5,125	$1,545	$680	$(506)	$-		$6,844	$(758	)(3)	$6,086
Securitization related revenue	(557)	(161)	17	(41)	-		(742)	922	(3)	180
Fee and other income	884	1,465	412	1,073	(103	)(1)	3,731	(223	)(3)	3,508
Intersegment revenues	80	16	11	(4)	(103	)(1)	-	-		-
Provision for credit losses	1,698	1,120	468	-	6	(5)	3,292	(59	)(3)	3,233
Total costs and expenses	1,893	1,018	649	907	-		4,467	-		4,467
Net income	1,182	452	(11)	(173)	(71)		1,379	-		1,379

							Managed
		Credit			Adjustments/		Basis			Owned Basis
		Card			Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	International	All Other	Items		Totals	Adjustments		Totals

	(in millions)
Nine months ended September 30, 2004
Net interest income	$5,735	$1,561	$583	$(173)	$-		$7,706	$(1,987	)(3)	$5,719
Securitization related revenue	(1,089)	(222)	(92)	(124)	-		(1,527)	2,408	(3)	881
Fee and other income	516	1,271	369	969	(101	)(1)	3,024	(590	)(3)	2,434
Intersegment revenues	74	20	10	(3)	(101	)(1)	-	-		-
Provision for credit losses	1,905	1,105	207	(1)	1	(5)	3,217	(169	)(3)	3,048
Total costs and expenses	1,892	890	527	830	-		4,139	-		4,139
Net income	855	391	80	(32)	(66)		1,228	-		1,228

(1)	Eliminates intersegment revenues.

(2)	Eliminates investments in subsidiaries and intercompany borrowings.

(3)	Reclassifies net interest income, fee income and provision for credit losses relating to securitized receivables to other revenues.

(4)	Represents receivables serviced with limited recourse.

(5)	Eliminates bad debt recovery sales between operating segments.
13.     New Accounting Pronouncements

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
In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position Nos. FAS 115-1 and FAS 124-1 (“FSP 115-1 and FSP 124-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” in response to Emerging Issues Task Force 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 and FSP 124-1 provide guidance regarding the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSP 115-1 and FSP 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. These requirements are effective for annual reporting periods beginning after December 15, 2005. Adoption of the impairment guidance contained in FSP 115-1 and FSP 124-1 is not expected to have a material impact on our financial position or results of operations.

HSBC Finance Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Words such as “believe”, “expects”, “estimates”, “targeted”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Statements that are not historical facts, including statements about management’s beliefs and expectations, are forward-looking statements which involve inherent risks and uncertainties and are based on current views and assumptions. A number of factors could cause actual results to differ materially from those contained in any forward-looking statements, such as the impact of natural disasters on the collectibility of our receivables in the affected areas. For a list of additional important factors that may affect our actual results, see Cautionary Statement on Forward Looking Statements in Part I, Item 1 of our 2004 Form 10-K.
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
Net income was $281 million for the quarter ended September 30, 2005, a decrease of 14 percent, compared to net income of $325 million in the prior year quarter. The decrease was driven by an increase in the provision for credit losses due to Hurricane Katrina and higher bankruptcy filings in the period leading up to the effective date of new bankruptcy legislation in the United States. The increase in the provision for credit losses as well as higher costs and expenses was partially offset by higher other revenues and higher net interest income. Net income was $1,379 million for the first nine months of 2005, an increase of 12 percent, compared to net income of $1,228 million for the first nine months of 2004. The increase was due to higher other revenues and higher net interest income, partially offset by higher costs and expenses and a higher provision for credit losses as discussed above. The increase in other revenues during the current quarter was primarily due to higher fee and other income, higher gains on receivable sales to affiliates and higher affiliate servicing fees, partially offset by lower securitization related revenue and lower derivative income. The increase in other revenues during the nine month period was primarily due to higher fee and other income, higher derivative income as well as higher gains on affiliate receivable sales and higher affiliate servicing fees, partially offset by lower securitization related revenue. The higher gains on affiliate receivable sales and higher affiliate servicing revenue were largely driven by the gains on daily sales of domestic private label receivable originations and fees earned for servicing the domestic private label receivable portfolio sold to HSBC Bank USA, National Association (“HSBC Bank USA”) in December 2004. Derivative income decreased in the current quarter due to increases in interest rates. The upward shift in the forward yield curve decreased the value of our portfolio of interest rate swaps which do not currently qualify for hedge accounting under SFAS No. 133. The increase in year-to-date derivative income reflects the combined impact of increases in interest rates and changes in the portfolio mix of interest rate swaps which do not currently qualify for hedge accounting under SFAS No. 133 and ineffectiveness recorded as a result of the designation of a significant number of our non-hedging derivative portfolio as effective hedges under the long-haul method of accounting beginning in the second quarter of 2005. Fee income was higher in both periods as a result of higher credit

HSBC Finance Corporation

card fees due to higher volume in our MasterCard((1)) and Visa(1) portfolios. Other income was higher in both periods primarily due to higher ancillary credit card revenue and, for the three month period, higher gains on assets sales, including the partial sale of a real estate investment. The increases in other revenues were partially offset by lower securitization related revenue in both periods due to reduced securitization activity.
The increases in net interest income were due to growth in average receivables and an improvement in the overall yield on the portfolio, partly offset by a higher cost of funds. Yields on variable rate products increased in line with market movements, and also reflect various repricing initiatives. In addition, there was a net increase in yields due to a change in receivables mix in the owned balance sheet. Increased levels of higher yielding MasterCard/ Visa and auto finance receivables were held on the balance sheet due to lower securitization activity, but the effect of this on yields was largely offset by growth in lower yielding real estate secured receivables and a significant decline in the level of private label receivables as discussed above. Interest expense increased due to a combination of growth in the loan book and a significantly higher cost of funds. Our net interest margin was 6.81 percent for the three months ended September 30, 2005 and 6.77 percent for the nine months ended September 30, 2005 compared to 7.29 percent for the three months ended September 30, 2004 and 7.41 percent in the nine months ended September 30, 2004. Net interest margin decreased in both periods as the improvement in overall yields on our receivables discussed above, was more than offset by the higher funding costs.
In August 2005, Hurricane Katrina (“Katrina”) caused destruction and loss to individuals, businesses and public infrastructure. As of September 30, 2005, we had $1.4 billion, or 1.1 percent ($1.5 billion or 1.1 percent on a managed basis) of consumer receivables outstanding with customers living in the Federal Emergency Management Agency (“FEMA”) designated Individual Assistance disaster areas(2) with approximately $1 billion of these receivables secured by real estate. Assessment of the impact of Katrina on the collectibility of these receivables is continuing, but is complicated by the number of customers that have been displaced from their primary residence. Preliminary estimates of the potential impact to our businesses take into account a number of factors on which we are still gathering information, such as:

•	how the current and long-term financial impact of the disaster on our customers will affect future payment patterns;

•	the condition and value of any collateral supporting the amounts outstanding; and

•	the availability of insurance to cover losses on the underlying collateral.
Based on the information currently available, we have recorded an incremental provision for credit losses of $180 million at September 30, 2005, representing our best estimate of Katrina’s impact on our loan portfolio. As these estimates are influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably probable that they will change. As more information becomes available relating to the financial condition of our affected customers, the physical condition of the collateral for loans which are secured by real estate and the resultant impact on customer payment patterns, we will continue to review our estimate of credit loss exposure relating to Katrina and any adjustments will be reported in earnings when they become known. In an effort to assist our customers affected by the disaster, we have initiated various programs including extended payment arrangements and interest and fee waivers for up to 90 days for certain products depending upon customer circumstances. These interest and fee waivers totaled $7 million during the quarter. We currently anticipate additional interest and fee waivers of approximately $14 million during the fourth quarter of 2005.
The increase in provision for credit losses in both periods was driven by increased loss exposure caused by Hurricane Katrina as well as increased loss provision resulting from higher bankruptcy filings in the period

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

(2)	Customers in the Individual Assistance Counties, as defined by FEMA on the list last updated and published on September 9, 2005.

HSBC Finance Corporation

leading up to the October 17, 2005 effective date of the new bankruptcy legislation in the United States. We have been maintaining credit loss reserves in anticipation of the impact this new legislation would have on net charge-offs. However, the magnitude of the spike in bankruptcies experienced immediately before the new legislation became effective was larger than anticipated. As a result, we recorded an additional credit loss provision of $100 million during the third quarter. We currently expect that the higher levels of personal bankruptcy filings we have been experiencing will result in significantly higher levels of net charge-offs, predominantly in our domestic MasterCard/Visa portfolio, during the fourth quarter of 2005 in the region of $200 million. We believe that a portion of this increase is an acceleration of net charge-offs that would otherwise have been experienced in future periods. We will continue to evaluate the impact of the spike in bankruptcy filings on our credit loss reserves and currently believe that this could result in a reduction in the allowance in the fourth quarter as charge-offs occur. Excluding in the third quarter of 2005, the $180 million credit loss provision recorded relating to Katrina as well as the additional $100 million credit loss provision related to increased bankruptcy filings, our provision for credit losses declined in both periods as improved credit quality and a shift in mix to higher levels of secured receivables, primarily as a result of the sale of our domestic private label receivable portfolio to HSBC Bank USA in December 2004, was partially offset by receivable growth.
Total costs and expenses increased due to receivables growth and increases in marketing expenses, partially offset by lower other servicing and administrative expenses.
Amortization of purchase accounting fair value adjustments increased net income by $38 million for the quarter ended September 30, 2005 and $59 million for the nine months ended September 30, 2005 compared to $43 million for the quarter ended September 30, 2004 and $103 million for the nine months ended September 30, 2004.
As part of ongoing integration efforts with HSBC, we have been working with HSBC to determine if management efficiencies could be achieved by transferring all or a portion of our U.K. and other European operations to HSBC Bank plc, a U.K. based subsidiary of HSBC, and/or one or more unrelated third parties. As of the date of this filing, a decision has not been made regarding the transfer of all or a portion of the U.K. and other European operations. We anticipate that a decision regarding this potential transfer will be reached in the fourth quarter of 2005; however, any transfer is subject to approval by regulatory authorities and boards of directors of the affected entities.
Return on average owned assets (“ROA”) was ..79 percent for the three months ended September 30, 2005 and 1.35 percent for the nine months ended September 30, 2005 compared to 1.04 percent for the three months ended September 30, 2004 and 1.36 percent for the nine months ended September 30, 2004. ROA remained flat during the year-to-date period as the higher net income discussed above kept pace with average owned basis asset growth during the period. The decrease in the three month period ended September 30, 2005 reflects the impact of higher provision for credit losses during the quarter due to the impact of Katrina and increased bankruptcy filings. Return on averaged managed assets (“ROMA”) (a non-GAAP financial measure which assumes that securitized receivables have not been sold and are still on our balance sheet) was .75 percent for the three months ended September 30, 2005 and 1.26 percent for the nine months ended September 30, 2005 compared to ..89 percent for the three months ended September 30, 2004 and 1.14 percent for the nine months ended September 30, 2004. ROMA increased during the year-to-date period as the higher net income discussed above outpaced average managed basis asset growth during the period. The decrease in the current quarter reflects the impact of higher provision for credit losses as discussed above. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial matters and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measures.

HSBC Finance Corporation

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation as of September 30, 2005 and 2004 and for the three and nine month periods ended September 30, 2005 and 2004.

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

	(dollars are in millions)
Net income:	$281	$325	$1,379	$1,228
Owned Basis Ratios:
Return on average owned assets	.79%	1.04%	1.35%	1.36%
Return on average common shareholder’s equity (“ROE”)	6.03	7.07	10.58	9.18
Net interest margin	6.81	7.29	6.77	7.41
Consumer net charge-off ratio, annualized	2.93	3.77	3.00	3.98
Efficiency ratio(1)	43.54	45.10	43.70	43.96
Managed Basis Ratios:(2)
Return on average managed assets (“ROMA”)	.75%	.89%	1.26%	1.14%
Net interest margin	6.94	7.88	7.01	8.13
Risk adjusted revenue	7.34	6.50	7.32	6.69
Consumer net charge-off ratio, annualized	3.21	4.38	3.37	4.61
Efficiency ratio(1)	43.86	48.99	43.43	43.13

As of September 30,	2005	2004

	(dollars are in millions)
Receivables:
Owned basis	$128,722	$106,437
Managed basis(2)	135,481	126,612
Two-month-and-over contractual delinquency ratios:
Owned basis	3.78%	4.43%
Managed basis(2)	3.87	4.59

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(2)	Managed basis reporting is a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.
Owned receivables were $128.7 billion at September 30, 2005, $118.8 billion at June 30, 2005, and $106.4 billion at September 30, 2004. With the exception of private label, we experienced growth in all our receivable products compared to June 30, 2005 and September 30, 2004, with real estate secured receivables being the primary contributor to the growth. Real estate secured receivables do not include purchases of correspondent receivables directly by HSBC Bank USA of $1.5 billion in the first eight months of 2005 and $2.1 billion since September 30, 2004, a portion of which we otherwise would have purchased. Purchases of real estate secured receivables from our correspondents by HSBC Bank USA were discontinued effective September 1, 2005 given HSBC Bank USA’s increasing ability to originate similar product. Lower securitization levels also contributed to the increase in owned receivables over both periods.
Our owned basis two-months-and-over-contractual delinquency ratio increased slightly compared to the prior quarter but decreased compared to the prior year quarter. The decrease as compared to the prior year quarter is consistent with improvements in the delinquency trends we experienced beginning in 2004 as a result of improvements in the economy and better underwriting, improved credit quality of originations as well as higher levels of real estate secured receivables. The sale of our domestic private label portfolio in December

HSBC Finance Corporation

2004 also contributed to the decrease in the delinquency ratio compared with the prior year quarter. The increase compared to the prior quarter is primarily due to a seasonal increase in delinquency during the third quarter. Dollars of delinquency increased compared to the prior quarter due to the higher levels of owned receivables including lower securitizations, maturation of the portfolio as well as a seasonal increase in delinquency in the third quarter.
Owned net charge-offs as a percentage of average consumer receivables for the quarter decreased from the prior year quarter as the lower delinquency levels we have been experiencing continue to have a positive impact on charge-offs. Also contributing to the decrease in net charge-offs as a percentage of average consumer receivables compared to the prior year quarter were improved collections and the sale of our domestic private label receivable portfolio in December 2004, partially offset by an increase in bankruptcy filings due to new bankruptcy legislation in the United States which became effective in October 2005.
Our owned basis efficiency ratio improved compared to the prior year periods primarily as a result of higher net interest income and other revenues due to higher levels of owned receivables. This was partially offset by higher costs and expenses and the impact of the bulk sale of our domestic private label portfolio in December 2004. Excluding the results of our domestic private label portfolio from all periods, the improvement in our owned basis efficiency ratio was 473 basis points for the three month period ended September 30, 2005 and 285 basis points for the year to date period. Excluding the results of our domestic private label portfolio from all periods, our managed basis efficiency ratio also showed significant improvement compared to the prior year quarter for the reasons discussed above.
During 2005, we supplemented unsecured debt issuances with proceeds from the sale of our domestic private label receivable portfolio to HSBC Bank USA in December 2004, debt issued to affiliates, increased levels of secured financings and higher levels of commercial paper compared to December 31, 2004. Because we are now a subsidiary of HSBC, our credit ratings have improved and our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of tightened credit spreads, we recognized cash funding expense savings in excess of approximately $407 million during the nine months ended September 30, 2005 ($155 million during the three months ended September 30, 2005) and approximately $235 million during the nine months ended September 30, 2004 ($95 million during the three months ended September 30, 2004) compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies including asset transfers will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years.
Securitization of consumer receivables has been a source of funding and liquidity for us. In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under International Financial Reporting Standards (“IFRS”), starting in the third quarter of 2004 we began to structure all new collateralized funding transactions as secured financings. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in 2008. Private label trusts that publicly issued securities are now replenished by HSBC Bank USA as a result of the daily sale of new domestic private label credit card originations to HSBC Bank USA. We will continue to replenish at reduced levels certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. In the nine month period ended September 30, 2005, our net interest-only strip receivables, excluding the mark-to-market adjustment recorded in accumu-

HSBC Finance Corporation

lated other comprehensive income decreased $217 million, compared to a decrease of $410 million during the nine month period ended September 30, 2004. There is no impact, however, on cash received from operations.
Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Unless noted, the discussion of our financial condition and results of operations included in MD&A is presented on an owned basis of reporting.
Managed Basis Reporting We have historically monitored our operations and evaluated trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and remain on our balance sheet. This is because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations and make decisions about allocating resources such as capital on a managed basis.
When reporting on a managed basis, net interest income, provision for credit losses and fee income related to receivables securitized are reclassified from securitization related revenue in our owned statement of income into the appropriate caption. Additionally, charge-off and delinquency associated with these receivables are included in our managed basis credit quality statistics.
Debt analysts, rating agencies and fixed income investors also evaluate our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables such investors and other interested parties to better understand the performance and quality of our entire managed loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned and securitized portfolios. As the level of our securitized receivables falls over time, managed basis and owned basis results will eventually converge.
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
Preferred securities issued by certain non-consolidated trusts are considered equity in the TETMA and TETMA + Owned Reserves calculations because of their long-term subordinated nature and the ability to defer dividends. Previously, our Adjustable Conversion-Rate Equity Security Units, adjusted for purchase accounting adjustments, were also considered equity in these calculations. Beginning in the third quarter of 2005, and with the agreement of certain rating agencies, we have refined our definition of TETMA and TETMA + Owned Reserves to exclude the Adjustable Conversion-Rate Equity Security Units as this more accurately reflects the impact of these items on our equity. Prior period amounts have been revised to reflect the current period presentation.

HSBC Finance Corporation

International Financial Reporting Standards Because HSBC reports results in accordance with IFRS and IFRS results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRS (a non-U.S. GAAP financial measure). The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRS basis:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

	(in millions)
Net income – U.S. GAAP basis	$281	$1,379
Adjustments, net of tax:
Securitizations	65	233
Derivatives and hedge accounting (including fair value adjustments)	38	48
Intangible assets	47	145
Purchase accounting adjustments	(20)	27
Loan origination	(12)	(45)
Loan impairment	(8)	(1)
Pension costs	2	5
Other	(5)	3

Net income – IFRS basis	$388	$1,794

Differences between U.S. GAAP and IFRS are as follows:
Securitizations
IFRS

•	The recognition of securitized assets is governed by a three-step process. The process may be applied to the whole asset, or a part of an asset:

–	If the rights to the cash flows have been transferred to a third party, those securitized assets should be derecognized.
–	If the rights to the cash flows are retained but there is a contractual obligation to pay the cash flows to another party, the securitized assets should be derecognized if certain conditions are met, for example, where there is no obligation to pay amounts to the eventual recipient unless an equivalent amount is collected from the original asset.
–	If it is determined that some significant risks and rewards of ownership have been transferred, but some significant risks and rewards have also been retained, it must be determined whether or not control has been retained. If it has not been retained, the asset should be derecognized. If control has been retained, an entity shall continue to recognize the asset to the extent of its continuing involvement.
US GAAP

•	SFAS 140 ‘Accounting for Transfers and Servicing of Finance Assets and Extinguishments of Liabilities’ requires that receivables that are sold to a special purpose entity and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over those securitized assets.
•	Control has been surrendered over transferred assets if and only if all of the following conditions are met:

–	The transferred assets have been put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.
–	Each holder of interests in the transferee (i.e. holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.

HSBC Finance Corporation

–	The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.
–	If these conditions are not met the securitized assets should continue to be consolidated.

•	Where HSBC retains an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the special purpose entity, HSBC recognizes this interest at fair value on sale of the assets.
Derivatives and hedge accounting
IFRS

•	Derivatives are recognized initially, and are subsequently remeasured, at fair value. Fair values are obtained from quoted market prices in active markets, or by using valuation techniques, including recent market transactions, where an active market does not exist. Valuation techniques include discounted cash flow models and option pricing models as appropriate. All derivatives are classified as assets when their fair value is positive, or as liabilities when their fair value is negative.
•	Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are treated as separate derivatives when their economic characteristics and risks are not clearly and closely related to those of the host contract, the terms of the embedded derivative are the same as those of a stand-alone derivative, and the combined contract is not designated at fair value through profit and loss. These embedded derivatives are measured at fair value with changes in fair value recognized in the income statement.
•	Derivative assets and liabilities on different transactions are only netted if the transactions are with the same counterparty, a legal right of set-off exists, and the cash flows are intended to be settled on a net basis.
•	The method of recognizing the resulting fair value gains or losses depends on whether the derivative is held for trading, or is designated as a hedging instrument, and if so, the nature of the risk being hedged. All gains and losses from changes in the fair value of derivatives held for trading are recognized in the income statement. Where derivatives are designated as hedges, HSBC classifies them as either: (i) hedges of the change in fair value of recognized assets or liabilities or firm commitments (’fair value hedge’); (ii) hedges of the variability in highly probable future cash flows attributable to a recognized asset or liability, or a forecast transaction (’cash flow hedge’); or (iii) hedges of net investments in a foreign operation (’net investment hedge’). Hedge accounting is applied to derivatives designated as hedging instruments in a fair value, cash flow or net investment hedge provided certain criteria are met.
Hedge Accounting:

–	It is HSBC’s policy to document, at the inception of a hedging relationship, the relationship between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. Such policies also require documentation of the assessment, both at hedge inception and on an ongoing basis, of whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items attributable to the hedged risks. Interest on designated qualifying hedges is included in ’Net interest income’.
Fair value hedge:

–	Changes in the fair value of derivatives that are designated and qualify as fair value hedging instruments are recorded in the income statement, together with changes in the fair value of the asset or liability or group thereof that are attributable to the hedged risk.
–	If the hedging relationship no longer meets the criteria for hedge accounting, the cumulative adjustment to the carrying amount of a hedged item for which the effective interest method is used is amortized to the income statement over the residual period to maturity.

HSBC Finance Corporation

Cash flow hedge:

–	The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. Any gain or loss relating to an ineffective portion is recognized immediately in the income statement.
–	Amounts accumulated in equity are recycled to the income statement in the periods in which the hedged item will affect profit or loss. However, when the forecast transaction that is hedged results in the recognition of a non-financial asset or a non-financial liability, the gains and losses previously deferred in equity are transferred from equity and included in the initial measurement of the cost of the asset or liability.
–	When a hedging instrument expires or is sold, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity until the forecast transaction is ultimately recognized in the income statement. When a forecast transaction is no longer expected to occur, the cumulative gain or loss that was reported in equity is immediately transferred to the income statement.
Net investment hedge:

–	Hedges of net investments in foreign operations are accounted for similarly to cash flow hedges. Any gain or loss on the hedging instrument relating to the effective portion of the hedge is recognized in equity; the gain or loss relating to the ineffective portion is recognized immediately in the income statement. Gains and losses accumulated in equity are included in the income statement on the disposal of the foreign operation.
Hedge effectiveness testing:

–	To qualify for hedge accounting, IAS 39 requires that at the inception of the hedge and throughout its life, each hedge must be expected to be highly effective (prospective effectiveness). Actual effectiveness (retrospective effectiveness) must also be demonstrated on an ongoing basis.
–	The documentation of each hedging relationship sets out how the effectiveness of the hedge is assessed. The method an HSBC entity adopts for assessing hedge effectiveness will depend on its risk management strategy.
–	For fair value hedge relationships, HSBC entities utilize the cumulative dollar offset method or regression analysis as effectiveness testing methodologies. For cash flow hedge relationships, HSBC entities utilize the change in variable cash flow method or the cumulative dollar offset method using the hypothetical derivative approach.
–	For prospective effectiveness, the hedging instrument must be expected to be highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period for which the hedge is designated. For actual effectiveness, the changes in fair value or cash flows must offset each other in the range of 80 per cent to 125 per cent for the hedge to be deemed effective.
Derivatives that do not qualify for hedge accounting:

–	All gains and losses from changes in the fair value of any derivatives that do not qualify for hedge accounting are recognized immediately in the income statement. These gains and losses are reported in ’Trading income’, except where derivatives are managed in conjunction with financial instruments designated at fair value, in which case gains and losses are reported in ’Net income from financial instruments designated at fair value’.
US GAAP

•	The accounting under SFAS No. 133 ’Accounting for Derivative Instruments and Hedging Activities’ is generally consistent with that under IAS 39 as described above (from January 1, 2005); however see below for discussion of the designation of financial assets and liabilities at fair value.
•	SFAS No. 133 permits the ’shortcut method’ of hedge effectiveness testing for certain transactions. Under this method, it may be assumed, at inception of the hedge, there is no ineffectiveness in the hedging of interest rate risk with an interest rate swap provided specific criteria are met.

HSBC Finance Corporation

Designation of financial assets and liabilities at fair value through profit and loss
IFRS

•	Under IAS 39, a financial instrument, other than one held for trading, is classified in this category if it meets the criteria set out below, and is so designated by management. An entity may designate financial instruments at fair value where the designation:

–	eliminates or significantly reduces a measurement or recognition inconsistency that would otherwise arise from measuring financial assets or financial liabilities or recognizing the gains and losses on them on different bases; or
–	applies to a group of financial assets, financial liabilities or both that is managed and its performance evaluated on a fair value basis, in accordance with a documented risk management or investment strategy, and where information about that group of financial instruments is provided internally on that basis to key management personnel; or
–	relates to financial instruments containing one or more embedded derivatives that significantly modify the cash flows resulting from those financial instruments.

•	Financial assets and financial liabilities so designated are recognized initially at fair value, with transaction costs taken directly to the income statement, and are subsequently remeasured at fair value. This designation, once made, is irrevocable in respect of the financial instruments to which it is made. Financial assets and financial liabilities are recognized using trade date accounting.
•	Gains and losses from changes in the fair value of such assets and liabilities are recognized in the income statement as they arise, together with related interest income and expense and dividends, within ’Net income from financial instruments designated at fair value’.
US GAAP

•	There are no provisions to make such an election in US GAAP similar to that in IAS 39.

–	Generally, for financial assets to be measured at fair value with gains and losses recognized immediately in the income statement under US GAAP, they must meet the definition of trading securities in SFAS 115 ’Accounting for Certain Investments in Debt and Equity Securities’. Financial liabilities are generally reported at amortized cost under US GAAP.
Goodwill, Purchase Accounting and Intangibles
IFRS

•	IFRS 3 ’Business Combinations’ requires that goodwill should not be amortized but should be tested for impairment at least annually at the reporting unit level by applying a test based on recoverable amount.
•	The book value of goodwill existing at December 31, 2003 under UK GAAP is carried forward under IFRS from January 1, 2004, subject to limited adjustments.
•	Prior to 1998, goodwill under UK GAAP was written off against equity. HSBC did not elect to reinstate this goodwill on its balance sheet upon transition to IFRS.
•	After 1998, goodwill was capitalized and amortized over its useful life.
•	Where quoted securities are issued as part of the purchase consideration in an acquisition, the fair value of those securities for the purpose of determining the cost of acquisition is the market price of the securities at the date of acquisition.
US GAAP

•	Goodwill acquired up to June 30, 2001 was capitalized and amortized over its useful life but not more than 25 years. The amortization of previously acquired goodwill ceased from December 31, 2001.
•	Where quoted securities are issued as part of the purchase consideration in an acquisition, the fair value of those securities for the purpose of determining the cost of acquisition is the average market price of the securities for a reasonable period before and after the date that the terms of the acquisition are agreed and announced.

HSBC Finance Corporation

Loan origination
IFRS

•	Certain loan fee income and incremental directly attributable loan origination costs are amortized to the profit and loss account over the life of the loan as part of the effective interest calculation under IAS 39.
US GAAP

•	Certain loan fee income and direct but not necessarily incremental loan origination costs, including an apportionment of overheads, are amortized to the profit and loss account over the life of the loan as an adjustment to interest income (SFAS 91 ’Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases’.)
Loan impairment
IFRS

•	Where there is evidence of impairment, based on statistical models using historic loss rates adjusted for economic conditions, portfolios of loans are written down to their net recoverable amount. The net recoverable amount is the present value of the estimated future recoveries discounted at the portfolio’s original effective interest rate and includes reasonably estimable recoveries on loans individually identified for write-off pursuant to HSBC’s credit guidelines.
US GAAP

•	Where the delinquency status of loans in a portfolio is such that there is no realistic prospect of recovery of these amounts, the loans are written off in full, or to recoverable value where collateral exists. The delinquency status, for example, the number of days payment is overdue, where write-off occurs is applied consistently across similar loan products as described in HSBC’s credit guidelines. Where local regulators mandate the delinquency status at which write-off must occur for different retail products and these reasonably reflect estimable recoveries on individual loans, this basis of measuring impairment is reflected in US GAAP accounting. Cash recoveries relating to pools of such written-off loans, if any, are reported as loan recoveries upon collection.
Pension costs
IFRS

•	IAS 19, “Employee Benefits” requires pension liabilities to be assessed based on current actuarial assumptions and methods and pension assets to be measured at fair value. The net pension surplus or deficit, representing the difference between plan assets and liabilities, is recognized on the balance sheet.
•	As permitted by IAS 19 (revised 2004), HSBC elects to record all actuarial gains and losses on the pension surplus or deficit in the year they occur within the Statement of Recognized Income and Expense.
US GAAP

•	SFAS 87 ’Employers’ Accounting for Pensions’ prescribes a similar method of actuarial valuation for pension liabilities and measurement of plan assets at fair value as IAS 39.
•	Where the accumulated benefit obligation (the value of benefits accrued based on employee service up to the balance sheet date) exceeds the value of plan assets, HSBC recognizes an additional minimum pension liability equal to this excess, as long as the excess is greater than any accrual already established for unfunded pension costs.
•	SFAS 87 does not permit recognition of all actuarial gains and losses in a performance statement other than the primary income statement. Under US GAAP, HSBC elects to use the ’corridor method’, whereby actuarial gains and losses outside a certain range are recognized in the income statement, in equal amounts over the remaining service lives of current employees. That range is equal to 10% of the

HSBC Finance Corporation

greater of plan assets and plan liabilities. The remaining additional minimum pension liability is recognized directly in Other Comprehensive Income.
Quantitative Reconciliations of Non-GAAP Financial Measures to GAAP Financial Measures For a reconciliation of managed basis net interest income, fee income and provision for credit losses to the comparable owned basis amounts, see Note 12, “Business Segments,” to the accompanying consolidated financial statements. For a reconciliation of our owned loan portfolio by product to our managed loan portfolio, see Note 4, “Receivables,” to the accompanying consolidated financial statements. For additional quantitative reconciliations of non-GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to GAAP Financial Measures.”
Receivables Review

The following table summarizes owned receivables at September 30, 2005 and increases (decreases) over prior periods:

		Increases (decreases) from

		June 30,		September 30,
		2005		2004
	September 30,
	2005	$	%	$	%

	(dollars are in millions)
Real estate secured	$78,130	$6,200	8.6%	$19,404	33.0%
Auto finance	10,137	1,140	12.7	3,314	48.6
MasterCard/ Visa	18,974	1,553	8.9	7,308	62.6
Private label	2,777	(128)	(4.4)	(11,223)	(80.2)
Personal non-credit card(1)	18,484	1,229	7.1	3,596	24.2
Commercial and other	220	(33)	(13.0)	(114)	(34.1)

Total owned receivables	$128,722	$9,961	8.4%	$22,285	20.9%

(1)	Personal non-credit card receivables are comprised of the following:

		Increases (decreases) from

		June 30,		September 30,
		2005		2004
	September 30,
	2005	$	%	$	%

	(dollars are in millions)
Domestic personal non-credit card	$10,323	$1,175	12.8%	$3,182	44.6%
Union Plus personal non-credit card	374	(13)	(3.4)	(136)	(26.7)
Personal homeowner loans	3,996	142	3.7	461	13.0
Foreign personal non-credit card	3,791	(75)	(1.9)	89	2.4

Total personal non-credit card	$18,484	$1,229	7.1%	$3,596	24.2%

Receivable increases (decreases) since September 30, 2004 Driven by growth in our correspondent and branch businesses, real estate secured receivables increased over the year-ago period. Real estate secured receivable levels do not include HSBC Bank USA’s purchase of receivables directly from correspondents totaling $1.5 billion in the first eight months of 2005 and $2.1 billion since September 30, 2004, a portion of which we otherwise would have purchased. Purchases of real estate secured receivables from our correspondents by HSBC Bank USA were discontinued effective September 1, 2005 given HSBC Bank USA’s increasing ability to originate similar product. Growth in real estate secured receivables was also supplemented by purchases from a single correspondent relationship which totaled $1.9 billion since September 30, 2004. Real estate secured receivable levels in our branch-based consumer lending business continue to increase, as sales volumes remain high. Also contributing to the increase were purchases of $2.0 billion from a portfolio

HSBC Finance Corporation

acquisition program since the prior year quarter. The increases in the real estate secured receivable levels have been partially offset by run-off of the higher yielding real estate secured receivables, including second lien loans, largely due to refinancing activity. Auto finance receivables increased over the year-ago period due to newly originated loans acquired from our dealer network, growth in the consumer direct loan program, lower securitization levels and the introduction of an auto finance program in Canada in the second quarter of 2004. MasterCard and Visa receivables reflect domestic organic growth especially in our HSBC branded prime, Union Privilege and non-prime portfolios, growth in the U.K. over the year ago period, as well as lower securitization levels. The decrease in private label receivables largely reflects the sale of our domestic private label receivable portfolio to HSBC Bank USA in December 2004. Personal non-credit card receivables increased from the year-ago period as we began to increase the availability of this product domestically in the second half of 2004 as a result of the improving U.S. economy and continued improvements in our underwriting standards. Personal non-credit card receivables also increased due to lower securitization levels. The rate of increase in owned receivables was impacted by the sale of $12.2 billion in domestic private label receivables to HSBC Bank USA in December 2004. Had this sale not taken place, owned receivables would have increased by $34.5 billion or 32 percent since September 30, 2004.
Receivable increases (decreases) since June 30, 2005 Both our correspondent and branch businesses reported growth in their real estate secured portfolios as discussed above. Real estate secured receivable levels do not include purchases of correspondent receivables directly by HSBC Bank USA of $.4 billion in July and August of 2005, a portion of which we otherwise would have purchased. Growth in our auto finance, MasterCard and Visa and personal non-credit card portfolios reflect lower levels of securitizations. Growth in our MasterCard and Visa portfolio also reflects organic growth in our HSBC branded prime, Union Privilege and non-prime portfolios. Our foreign private label portfolio decreased due to lower retail sales volumes in the U.K. as well as the impact of changes in the foreign exchange rates since June 30, 2005. Personal non-credit card receivables increased from the prior quarter resulting from the success of several large direct mail campaigns that occurred during the current quarter.
Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statement of income and dollars represent pre-tax amounts.
Net interest income The following table summarizes net interest income:

					Increase (decrease)

Three months ended September 30,	2005	(1)	2004	(1)	Amount	%

Finance and other interest income	$3,402	10.71%	$2,779	10.30%	$623	22.4%
Interest expense	1,239	3.90	810	3.01	429	53.0

Net interest income	$2,163	6.81%	$1,969	7.29%	$194	9.9%

					Increase (decrease)

Nine months ended September 30,	2005	(1)	2004	(1)	Amount	%

Finance and other interest income	$9,491	10.56%	$7,944	10.29%	$1,547	19.5%
Interest expense	3,405	3.79	2,225	2.88	1,180	53.0

Net interest income	$6,086	6.77%	$5,719	7.41%	$367	6.4%

(1)	% Columns: comparison to average owned interest-earning assets, annualized.
The increases in net interest income during the quarter and year-to-date periods were due to higher average receivables and a higher overall yield, partially offset by higher interest expense. Overall yields increased as increased yields on variable rate products in line with market movements and other repricing initiatives more

HSBC Finance Corporation

than offset a decline in real estate secured and auto finance yields. Changes in receivable mix also contributed to the increase as the impact of increased levels of higher yielding MasterCard/ Visa and auto finance receivables due to lower securitization levels was partially offset by growth in lower yielding real estate secured receivables. Receivable mix was also significantly impacted by lower levels of private label receivables as a result of the sale of our domestic private label portfolio in December 2004. The lower real estate and auto finance yields during 2005 reflect strong receivable and refinancing growth, which has occurred in an economic cycle with historically low market rates, high liquidation of older, higher yielding loans, product expansion into near-prime customer segments and competitive pricing pressures due to excess market capacity. The higher interest expense, which contributed to lower net interest margin, was due to a larger balance sheet and a significantly higher cost of funds due to a rising interest rate environment. In addition, as part of our overall liquidity management strategy, we continue to extend the maturity of our liability profile which results in higher interest expense. Our purchase accounting adjustments include amortization of fair value adjustments to both our external debt obligations and receivables. Amortization of purchase accounting fair value adjustments increased net interest income by $132 million for the three months ended September 30, 2005 and $392 million for the nine months ended September 30, 2005 compared to $174 million for the three months ended September 30, 2004 and $549 million for the nine months ended September 30, 2004.
Net interest margin, annualized, decreased during the three and nine months ended September 30, 2005 as compared to the year-ago period as the improvement in the overall yield on our receivable portfolio, as discussed above, was more than offset by the higher funding costs. The following table shows the impact of these items on owned basis net interest margin at September 30, 2005:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2005

Net interest margin – September 30, 2004	7.29%	7.41%
Impact to net interest margin resulting from:
Bulk sale of domestic private label portfolio in December 2004	(.29)	(.27)
Receivable pricing	.25	.13
Receivable mix	.21	.14
Cost of funds	(.78)	(.78)
Investment securities mix	.05	.07
Other	.08	.07

Net interest margin – September 30, 2005	6.81%	6.77%

Our net interest income on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest income was $2.3 billion in the three months ended September 30, 2005, a decrease of 12 percent from $2.6 billion in the three months ended September 30, 2004. For the nine months ended September 30, 2005, managed basis net interest income was $6.8 billion, down 12 percent from $7.7 billion in the nine months ended September 30, 2004. Managed basis net interest margin, annualized, was 6.94 percent in the current quarter and 7.01 percent in the year-to-date period, compared to 7.88 percent and 8.13 percent in the year-ago periods. The decrease in the current quarter was due to a higher mix of real estate secured receivables due to significantly lower levels of private label receivables and higher funding costs due to a larger balance sheet and a rising interest rate environment, partially offset by higher yields on our receivables due to pricing increases for variable rate products and other repricing initiatives. For the year-to-date period, the decrease reflects lower yields on our receivables, particularly in real estate secured and auto finance receivables, and a higher mix of real estate secured receivables due to significantly lower levels of private label receivables, partially offset by the pricing increases

HSBC Finance Corporation

discussed above. As discussed above, the lower real estate and auto finance yields during 2005 reflect strong receivable and refinancing growth, which has occurred in an economic cycle with historically low market rates, high liquidation of older, higher yielding loans, product expansion into near-prime customer segments and competitive pricing pressures due to excess market capacity. The following table shows the impact of these items on our net interest margin on a managed basis at September 30, 2005:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2005

Net interest margin – September 30, 2004	7.88%	8.13%
Impact to net interest margin resulting from:
Bulk sale of domestic private label portfolio in December 2004	(.22)	(.21)
Receivable pricing	.32	.11
Receivable mix	(.22)	(.23)
Cost of funds	(.92)	(.91)
Investment securities mix	.05	.07
Other	.05	.05

Net interest margin – September 30, 2005	6.94%	7.01%

Net interest margin on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields.
Managed basis risk adjusted revenue (a non-GAAP financial measure which represents net interest income, plus other revenues, excluding securitization related revenue and the mark to market and ineffectiveness related to our derivative instruments, less net charge-offs as a percentage of average interest earning assets) increased to 7.34 percent in the current quarter from 6.50 percent in the year-ago quarter. Managed basis risk adjusted revenue increased to 7.32 percent in the year-to-date period from 6.69 percent in the year-ago period. Managed basis risk adjusted revenue increased due to higher other revenues as well as the result of the positive credit and delinquency trends due to the improving U.S. economy. Ongoing improvements in underwriting, risk management and collections as well as product expansion into near-prime customer segments led to lower charge-offs which more than compensated for the decline in net interest margin discussed above. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures.
Provision for credit losses The following table summarizes provision for credit losses:

			Increase (decrease)

	2005	2004	Amount	%

	(dollars are in millions)
Three months ended September 30,	$1,361	$1,123	$238	21.2%
Nine months ended September 30,	3,233	3,048	185	6.1
Our provision for credit losses increased during the third quarter of 2005 primarily due to increased credit loss exposure as a result of Katrina and higher bankruptcy filings in the period leading up to the October 17, 2005 effective date of new bankruptcy legislation in the United States. We have been maintaining credit loss reserves in anticipation of the impact this new legislation would have on net charge-offs. However, the magnitude of the spike in bankruptcies experienced immediately before the new legislation became effective was larger than anticipated. As a result, we recorded an additional credit loss provision of $100 million during the third quarter. We currently expect that the higher levels of personal bankruptcy filings we have been experiencing will result in significantly higher levels of net charge-offs, predominantly in our domestic MasterCard/ Visa portfolio, during the fourth quarter of 2005 in the region of $200 million. We believe that a portion of this increase is an acceleration of net charge-offs that would otherwise have been experienced in future periods. We will continue to evaluate the impact of the spike in bankruptcy filings on our credit loss reserves and currently believe that this could result in a reduction in the allowance in the fourth quarter as charge-offs occur.

HSBC Finance Corporation

Excluding the $180 million credit loss provision recorded in the third quarter related to Katrina as well as the additional $100 million of credit loss provision related to increased bankruptcy filings, our provision for credit losses declined in both periods as improved credit quality and a shift in mix to higher levels of secured receivables primarily as a result of the sale of our domestic private label portfolio in December 2004 was partially offset by increased requirements due to receivable growth, including lower securitization levels. The provision as a percent of average owned receivables, annualized, was 4.41 percent in the current quarter and 3.71 percent year-to-date, compared to 4.36 percent and 4.16 percent in the year-ago periods. In 2005, credit loss reserves increased as the provision for owned credit losses was $459 million greater than net charge-offs in the third quarter of 2005 and $624 million in the year-to-date period. In 2004, provision for owned credit losses was $154 million greater than net charge-offs in the third quarter of 2004 and $143 million in the year-to-date period. The provision for credit losses may vary from quarter to quarter depending on the product mix and credit quality of loans in our portfolio. See “Credit Quality” included in this MD&A for further discussion of factors affecting the provision for credit losses.
Other revenues The following table summarizes other revenues:

			Increase (decrease)

Three months ended September 30,	2005	2004	Amount	%

	(dollars are in millions)
Securitization related revenue	$41	$267	$(226)	(84.6)%
Insurance revenue	229	203	26	12.8
Investment income	33	36	(3)	(8.3)
Derivative income (expense)	(53)	72	(125)	(100+ )
Fee income	439	302	137	45.4
Taxpayer financial services revenue (expense)	(1)	(3)	2	66.7
Gains on receivable sales to HSBC affiliates	99	10	89	100+
Servicing fees from HSBC affiliates	102	6	96	100+
Other income	213	147	66	44.9

Total other revenues	$1,102	$1,040	$62	6.0%

			Increase (decrease)

Nine months ended September 30,	2005	2004	Amount	%

	(dollars are in millions)
Securitization related revenue	$180	$881	$(701)	(79.6)%
Insurance revenue	679	618	61	9.9
Investment income	99	107	(8)	(7.5)
Derivative income	283	248	35	14.1
Fee income	1,099	809	290	35.8
Taxpayer financial services revenue	260	209	51	24.4
Gains on receivable sales to HSBC affiliates	308	25	283	100+
Servicing fees from HSBC affiliates	303	11	292	100+
Other income	477	407	70	17.2

Total other revenues	$3,688	$3,315	$373	11.3%

HSBC Finance Corporation

Securitization related revenue is the result of the securitization of our receivables and includes the following:

			Increase (decrease)

Three months ended September 30,	2005	2004	Amount	%

	(dollars are in millions)
Net initial gains(1)	$-	$-	$-	-%
Net replenishment gains(1)	38	112	(74)	(66.1)
Servicing revenue and excess spread	3	155	(152)	(98.1)

Total	$41	$267	$(226)	(84.6)%

			Increase (decrease)

Nine months ended September 30,	2005	2004	Amount	%

	(dollars are in millions)
Net initial gains(1)	$-	$25	$(25)	(100.0)%
Net replenishment gains(1)	135	344	(209)	(60.8)
Servicing revenue and excess spread	45	512	(467)	(91.2)

Total	$180	$881	$(701)	(79.6)%

(1)	Net of our estimate of probable credit losses under the recourse provisions.
The decreases in securitization related revenue were due to decreases in the level and product mix of receivables securitized and higher run-off due to shorter expected lives. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in 2008. Private label trusts that publicly issued securities are now replenished by HSBC Bank USA as a result of the daily sales of new domestic private label receivable originations to HSBC Bank USA. We will continue to replenish at reduced levels certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take time for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. While the termination of sale treatment on new collateralized funding activity since the third quarter of 2004 and the reduction of sales under replenishment agreements reduced our reported net income under U.S. GAAP, there is no impact on cash received from operations.
Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, decreased $43 million in the current quarter and $217 million year-to-date, compared to a decrease of $122 million and $410 million in the year-ago periods, as securitized receivables continued to decrease.
Insurance revenue increased in both periods as we have experienced higher sales volumes for many of our insurance products in both our U.K. and domestic operations.
Investment income includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities. Investment income decreased in both periods as a result of decreases in income due to lower average balances and lower gains from security sales, partially offset by higher yields.

HSBC Finance Corporation

Derivative income (expense), which includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS No. 133 as well as the ineffectiveness on derivatives associated with our qualifying hedges, is summarized in the tables below:

Three months ended September 30,	2005	2004

	(in millions)
Net realized gains	$13	$19
Mark-to-market on derivatives which do not qualify as effective hedges	(114)	53
Ineffectiveness associated with qualifying hedges	48	-

Total	$(53)	$72

Nine months ended September 30,	2005	2004

	(in millions)
Net realized gains	$46	$36
Mark-to-market on derivatives which do not qualify as effective hedges	211	211
Ineffectiveness associated with qualifying hedges	26	1

Total	$283	$248

Derivative income decreased in the current quarter due to increases in interest rates. The upward shift in the forward yield curve decreased the value of our portfolio of interest rate swaps which do not qualify for hedge accounting under SFAS No. 133. This was largely the result of a significant increase in the notional value of our pay variable interest rate swaps entered into during the third quarter in connection with long term debt issuances which gave rise to income volatility during the period before hedging documentation was put in place. The increase in year-to-date derivative income reflects the combined impact of increases in interest rates and changes in the portfolio mix of interest rate swaps which do not qualify for hedge accounting under SFAS No. 133 and recorded ineffectiveness as a result of the designation of a significant number of our non-hedging derivative portfolio as effective hedges under the long-haul method of accounting beginning in the second quarter of 2005. As part of our overall risk management strategy to reduce earnings volatility, a significant number of our pay fixed/receive variable interest rate swaps which had not previously qualified for hedge accounting under SFAS No. 133, have been designated as effective hedges using the long-haul method of accounting, and certain other interest rate swaps were terminated. This will significantly reduce the volatility of the mark-to-market on the previously non-qualifying derivatives which have been designated as effective hedges going forward, but will result in the recording of ineffectiveness under the long-haul method of accounting under SFAS No. 133. In order to further reduce earnings volatility that would otherwise result from changes in interest rates, we continue to evaluate the steps required to regain hedge accounting treatment under SFAS No. 133 for the remaining swaps which do not currently qualify for hedge accounting. Additionally, we are working to improve the process at the inception of new hedging relationships in order to reduce the delay which currently exists between executing the swap and establishing hedge accounting. These derivatives remain economic hedges of the underlying debt instruments.
Fee income increased during both periods due to higher credit card fees, particularly relating to our non-prime credit card portfolio, due to higher levels of MasterCard and Visa credit card receivables and improved interchange rates, partially offset by lower private label credit card fees and higher reward program expenses. The lower private label credit card fees were the result of the sale of our domestic private label portfolio to HSBC Bank USA in December 2004. See “Segment Results — Managed Basis” for additional information on fee income on a managed basis.
Taxpayer financial services (“TFS”) revenue, which was essentially flat during the current quarter, increased during the year-to-date period due to increased loan volume during the 2005 tax season and a gain of $24 million on the sale of certain bad debt recovery rights to a third party in the first quarter of 2005.

HSBC Finance Corporation

Gains on receivable sales to HSBC affiliates relate to the daily sales of domestic private label receivable originations and certain MasterCard/ Visa account originations and the bulk sales of real estate secured receivables to HSBC Bank, USA. The increases primarily relate to our agreement with HSBC Bank USA in December 2004 to sell all new domestic private label receivable originations on a daily basis.
Servicing fees from HSBC affiliates represents revenue received under service level agreements under which we service MasterCard/ Visa credit card and domestic private label receivables as well as real estate secured and auto finance receivables for HSBC affiliates. The increases primarily relate to the servicing fees we receive from HSBC Bank USA for servicing the domestic private label receivables beginning in December 2004.
Other income increased during both the three and nine month periods ended September 30, 2005 primarily due to higher ancillary credit card revenue and, for the three month period, higher gains on asset sales, including the partial sale of a real estate investment.
Costs and expenses The following table summarizes total costs and expenses:

			Increase (decrease)

Three months ended September 30,	2005	2004	Amount	%

	(dollars are in millions)
Salaries and employee benefits	$513	$472	$41	8.7%
Sales incentives	117	91	26	28.6
Occupancy and equipment expenses	83	77	6	7.8
Other marketing expenses	196	174	22	12.6
Other servicing and administrative expenses	149	235	(86)	(36.6)
Support services from HSBC affiliates	226	183	43	23.5
Amortization of intangibles	90	83	7	8.4
Policyholders’ benefits	109	93	16	17.2

Total costs and expenses	$1,483	$1,408	$75	5.3%

			Increase (decrease)

Nine months ended September 30,	2005	2004	Amount	%

	(dollars are in millions)
Salaries and employee benefits	$1,536	$1,414	$122	8.6%
Sales incentives	289	259	30	11.6
Occupancy and equipment expenses	252	237	15	6.3
Other marketing expenses	561	437	124	28.4
Other servicing and administrative expenses	550	659	(109)	(16.5)
Support services from HSBC affiliates	652	556	96	17.3
Amortization of intangibles	280	278	2	.7
Policyholders’ benefits	347	299	48	16.1

Total costs and expenses	$4,467	$4,139	$328	7.9%

Salaries and employee benefits increased during both the three and nine month periods ended September 30, 2005 as a result of additional staffing, primarily in our consumer lending, mortgage services and international businesses to support growth.
Sales incentives increased during both the three and nine month periods ended September 30, 2005 due to higher sales volumes during the quarter in our consumer lending and mortgage services businesses.
Occupancy and equipment expenses increased during both periods as higher occupancy expense and higher repairs and maintenance costs were partially offset by lower depreciation.

HSBC Finance Corporation

Other marketing expenses includes payments for advertising, direct mail programs and other marketing expenditures. The increase in both the three and nine month periods ended September 30, 2005 was primarily due to increased domestic credit card marketing expenses due to higher non-prime marketing expense and investments in new marketing initiatives and for the year-to-date period, changes in contractual marketing responsibilities in July 2004 associated with the General Motors (“GM”) co-branded credit card.
Other servicing and administrative expenses decreased in both the three and nine month periods ended September 30, 2005 due to lower legal and other professional expenses. Additionally, during the year-to-date period we experienced lower REO expenses as well as a lower estimate of exposure relating to accrued finance charges associated with certain loan restructures which were partially offset by higher systems costs.
Support services from HSBC affiliates, which includes technology and other services charged to us by HSBC Technology and Services (USA) Inc. (“HTSU”), increased primarily due to growth.
Amortization of intangibles increased during the three month period ended September 30, 2005 due to the impairment related to a tradename in the U.K., partially offset by lower intangible amortization related to our purchased credit card relationships in the quarter due to a contract renegotiation related to one of our co-branded credit card partners. Amortization of intangibles was higher in the year-to-date period as higher intangible amortization related to our purchased credit card relationships and the write off related to a tradename in the U.K. were partially offset by lower intangible amortization related to our TFS business.
Policyholders’ benefits increased during both periods due to a continuing increase in insurance sales volume in both our U.K. and domestic operations, partially offset by lower amortization of fair value adjustments relating to our insurance business. The increase over the year-ago periods for our domestic operations is also attributable to the termination of a reinsurance contract in the third quarter of 2004.
The following table summarizes our owned basis efficiency ratio:

	2005	2004

Three months ended September 30	43.54%	45.10%
Nine months ended September 30	43.70	43.96
Our owned basis efficiency ratio improved during both the three and nine month periods ended September 30, 2005 primarily as a result of higher net interest income and other revenues due to higher levels of owned receivables. This was partially offset by higher costs and expenses and the impact of the bulk sale of our domestic private label portfolio in December 2004. Excluding the results of our domestic private label portfolio from all periods, the improvement in our owned basis efficiency ratio was 473 basis points for the three month period ended September 30, 2005 and 285 basis points for the year to date period.
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
We have historically monitored our operations and evaluated trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. This is because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are generally serviced by operating personnel without regard to ownership and result in a

HSBC Finance Corporation

similar credit loss exposure for us. In addition, we fund our operations and make decisions about allocating resources such as capital on a managed basis. When reporting on a managed basis, net interest income, provision for credit losses and fee income related to receivables securitized are reclassified from securitization related revenue in our owned statement of income into the appropriate caption.
Consumer Segment The following table summarizes results for our Consumer segment:

			Increase (decrease)

Three months ended September 30,	2005	2004	Amount	%

	(dollars are in millions)
Net income	$308	$294	$14	4.8%
Net interest income	1,733	1,956	(223)	(11.4)
Securitization related revenue	(171)	(547)	376	68.7
Fee and other income	307	187	120	64.2
Intersegment revenues	27	26	1	3.8
Provision for credit losses	735	506	229	45.3
Total costs and expenses	647	619	28	4.5
Receivables	102,733	95,946	6,787	7.1
Assets	103,424	98,099	5,325	5.4
Net interest margin, annualized	7.02%	8.20%	-	-
Return on average managed assets	1.24	1.22	-	-

			Increase (decrease)

Nine months ended September 30,	2005	2004	Amount	%

	(dollars are in millions)
Net income	$1,182	$855	$327	38.2%
Net interest income	5,125	5,735	(610)	(10.6)
Securitization related revenue	(557)	(1,089)	532	48.9
Fee and other income	884	516	368	71.3
Intersegment revenues	80	74	6	8.1
Provision for credit losses	1,698	1,905	(207)	(10.9)
Total costs and expenses	1,893	1,892	1	.1
Net interest margin, annualized	7.27%	8.33%	-	-
Return on average managed assets	1.66	1.22	-	-
Our Consumer segment reported higher net income during both the three and nine month periods ended September 30, 2005. The increase in net income was primarily due to higher fee and other income and improved securitization related revenue, partially offset by lower net interest income and, for the three month period, higher provision for credit losses and higher costs and expenses. The increase in fee and other income is due to gains on the daily sales of domestic private label receivable originations to HSBC Bank USA and receipt of servicing revenue for servicing this portfolio, partially offset by lower fee income related to the sold receivables. Securitization related revenue improved due to lower amortization of prior period gains as a result of reduced securitization levels. Costs and expenses were higher in the quarter due to higher salary expense, increased REO expense and higher support services from affiliates, partially offset by a lower estimate of exposure relating to accrued finance charges associated with certain loan restructures. On a year-to-date basis, costs and expenses were flat as higher salary expense and higher support services from affiliates were offset by lower REO expenses as well as a lower estimate of exposure relating to accrued finance charges associated with certain loan restructures.
Net interest income and net interest margin, annualized, decreased during both the three and nine month periods ended September 30, 2005 compared to the year-ago periods primarily due to a shift in mix to lower

HSBC Finance Corporation

yielding real estate secured receivables resulting from significantly lower levels of private label receivables primarily resulting from the sale of our private label portfolio in December 2004 as well as organic growth of real estate secured receivables. Also contributing to the decrease were lower yields on real estate secured and auto finance receivables as a result of competitive pressure on pricing and product expansion into near-prime consumer segments, as well as the run-off of higher yielding real estate secured receivables, including second lien loans, largely due to refinance activity. Our auto finance business experienced lower yields as we have targeted higher credit quality customers. Although higher credit quality receivables generate lower yields, such receivables are expected to result in lower operating costs, delinquency ratios and charge-off. The decreases in yield for our consumer segment receivable portfolio were partially offset by higher pricing on our variable rate products. A higher cost of funds due to a rising interest rate environment also contributed to the decrease in net interest margin.
Our managed basis provision for credit losses, which includes both provision for owned basis receivables and over-the-life provision for receivables serviced with limited recourse, decreased during the year-to-date period due to lower net charge-off levels as a result of improved credit quality and the impact of the sale of the domestic private label receivable portfolio in December 2004, as well as lower securitization levels. We have experienced lower dollars of net charge-offs in our owned portfolio during the three and nine month periods ended September 30, 2005 due to the sale of $12.2 billion of owned domestic private label receivables in December 2004 and as a result of improved credit quality. These factors more than offset increased requirements associated with receivable growth and the impact from Katrina, as discussed more fully below, and has resulted in a decrease to our owned provision for credit losses in the year-to-date period and, excluding the increase associated with Katrina, in the three month period. Over-the-life provision for credit losses for securitized receivables recorded in any given period reflect the level and product mix of securitizations in that period. Subsequent charge-offs of securitized receivables result in a decrease in the over-the-life reserves without any corresponding increase to managed loss provision. The combination of these factors resulted in a decrease in managed loss reserves and managed loss provision during the year. Managed loss provision was higher, however, in the quarter as the prior year quarter’s provision for receivables serviced with limited recourse reflects a higher benefit from the release of over-the-live reserves due to lower securitization levels which was offset by higher amortization of prior period gains. In the three months ended September 30, 2005, the provision for credit losses was greater than net charge-offs by $129 million while net charge-offs were greater than the provision for credit losses by $137 million for the year-to-date period. For 2004, we decreased managed loss reserves as net charge-offs were greater than the provision for credit losses by $414 million and $895 million in the year-ago periods.
Our managed basis provision for credit losses also reflects an estimate of incremental credit loss exposure relating to Katrina. Based on the information currently available, we have recorded an incremental provision for credit losses of $125 million at the Consumer Segment. As more information becomes available relating to the financial condition of our affected customers, the physical condition of the collateral for loans which are secured by real estate and the resultant impact on customer payment patterns, we will continue to review our estimate of credit loss exposure relating to Katrina and any adjustments will be reported in earnings when they become known. In an effort to assist our customers affected by the disaster, we have initiated various programs including extended payment arrangements and interest and fee waivers for up to 90 days depending upon customer circumstances. These interest and fee waivers were not material during the quarter for the Consumer Segment.
Managed receivables increased 8 percent to $102.7 billion at September 30, 2005 as compared to $95.3 billion at June 30, 2005. Growth during the quarter was driven by higher real estate secured receivables in both our correspondent and branch-based consumer lending businesses. Real estate secured receivable levels do not include direct purchases of receivables by HSBC Bank USA from correspondents totaling $.4 billion, a portion of which we otherwise would have purchased. Also contributing to the increase was $.3 billion from a portfolio acquisition program during the third quarter of 2005. We also experienced growth in auto finance receivables as a result of newly originated loans acquired from our dealer network as well as through the

HSBC Finance Corporation

consumer direct loan program. Personal non-credit card receivables also increased resulting from the success of several large direct mail campaigns that occurred during the quarter.
Compared to September 30, 2004, managed receivables increased 7 percent. The rate of increase in managed receivables was impacted by the sale of $15.6 billion in domestic private label receivables to HSBC Bank USA in December 2004. Had this sale not taken place, managed receivables would have increased by $22.4 billion or 23 percent at September 30, 2005. We continued to experience strong growth in our real estate secured portfolio in the third quarter of 2005. Real estate secured receivable levels do not include $2.1 billion of correspondent receivables purchased directly by HSBC Bank USA since September 30, 2004, a portion of which we otherwise would have purchased. Growth in real estate secured receivables was also supplemented by purchases from a single correspondent relationship which totaled $1.9 billion since September 30, 2004. Also contributing to the increase were purchases of $2.0 billion from a portfolio acquisition program since the prior year quarter. Our auto finance portfolio also reported strong growth as a result of newly originated loans acquired from our dealer network as well as increases through the consumer direct loan program. Personal non-credit card receivables increased from the year-ago period as we began to increase the availability of this product domestically in the second half of 2004 as a result of the improving U.S. economy.
The increase in return on average managed assets reflects the higher net income discussed above. Additionally, for both the three and nine month periods ended September 30, 2005, ROMA reflects higher average managed assets.
In accordance with Federal Financial Institutions Examination Council (“FFIEC”) guidance, in the first quarter of 2006, the required minimum monthly payment amounts for domestic private label credit card accounts will change. As previously discussed, we sell new domestic private label receivable originations to HSBC Bank USA on a daily basis. Estimates of the potential impact to the business are based on numerous assumptions and take into account a number of factors which are difficult to predict, such as changes in customer behavior, which will not be fully known or understood until the changes are implemented. Based on current estimates, we anticipate that these changes will reduce the premium associated with these daily sales beginning in 2006. It is not expected this reduction will have a material impact on either the results of the Consumer Segment or our consolidated results.
Credit Card Services Segment The following table summarizes results for our Credit Card Services segment.

			Increase (decrease)

Three months ended September 30,	2005	2004	Amount	%

	(dollars are in millions)
Net income	$138	$134	$4	3.0%
Net interest income	531	519	12	2.3
Securitization related revenue	(42)	(77)	35	45.5
Fee and other income	554	460	94	20.4
Intersegment revenues	5	6	(1)	(16.7)
Provision for credit losses	465	364	101	27.7
Total costs and expenses	360	328	32	9.8
Receivables	19,971	18,509	1,462	7.9
Assets	19,710	20,620	(910)	(4.4)
Net interest margin, annualized	10.27%	10.24%	-	-
Return on average managed assets	2.80	2.60	-	-

HSBC Finance Corporation

			Increase (decrease)

Nine months ended September 30,	2005	2004	Amount	%

	(dollars are in millions)
Net income	$452	$391	$61	15.6%
Net interest income	1,545	1,561	(16)	(1.0)
Securitization related revenue	(161)	(222)	61	27.5
Fee and other income	1,465	1,271	194	15.3
Intersegment revenues	16	20	(4)	(20.0)
Provision for credit losses	1,120	1,105	15	1.4
Total costs and expenses	1,018	890	128	14.4
Net interest margin, annualized	10.27%	10.10%	-	-
Return on average managed assets	3.10	2.50	-	-
Our Credit Card Services segment reported higher net income during both the three and nine month periods ended September 30, 2005. The increase in net income during both periods was primarily due to higher fee and other income partially offset by higher provision for credit losses and higher costs and expenses. Increases in fee and other income resulted from portfolio growth and higher interchange fees, as well as increased gains from the daily sales of new volume related to the MasterCard/ Visa account relationships purchased from HSBC Bank USA in July 2004. Higher costs and expenses were to support receivable growth and increases in marketing expenses. The increase in marketing expenses was due to higher non-prime marketing expense and investments in new marketing initiatives and for the year-to-date period, changes in contractual marketing responsibilities in July 2004 associated with the domestic GM co-branded credit card.
The managed basis provision for credit losses increased in both periods. Excluding, in the third quarter of 2005, the credit loss provision recorded relating to Katrina and the additional provision related to the increased bankruptcy filings, our provision for credit losses declined in both periods due to improved credit quality, partially offset by receivable growth. We increased managed loss reserves by recording loss provision greater than net charge-off of $154 million in the third quarter of 2005 and $127 million year-to-date, compared to increasing managed loss reserves by recording loss provision greater than net charge-off of $15 million in the third quarter of 2004 and decreasing managed loss reserves year-to-date September 30, 2004 by recording loss provision less than net charge-off of $6 million. We have been maintaining credit loss reserves in anticipation of the impact the new bankruptcy legislation would have on net charge-offs. However, the magnitude of the spike in bankruptcies experienced immediately before the new legislation became effective was larger than anticipated. As a result, we recorded an additional $100 million credit loss provision relating to these filings in the third quarter. We currently expect that the higher levels of personal bankruptcy filings we have been experiencing will result in significantly higher levels of net charge-offs in our domestic MasterCard/Visa portfolio during the fourth quarter of 2005. We believe that a portion of this increase is an acceleration of net charge-offs that would otherwise have been experienced in future periods. We will continue to evaluate the impact of the spike in bankruptcy filings on our credit loss reserves and currently believe that this could result in a reduction in the allowance in the fourth quarter as charge-offs occur.
Our managed basis provision for credit losses also reflects an estimate of incremental credit loss exposure relating to Katrina. Based on the information currently available, we have recorded an incremental provision for credit losses of $55 million at the Credit Card Services Segment. As more information becomes available relating to the financial condition of our affected customers and the resultant impact on customer payment patterns, we will continue to review our estimate of credit loss exposure relating to Katrina and any adjustments will be reported in earnings when they become known. In an effort to assist our customers affected by the disaster, we have initiated various programs including extended payment arrangements and interest and fee waivers for up to 90 days or longer depending upon customer circumstances. These interest and fee waivers were not material during the quarter for the Credit Card Services Segment.
Net interest income, which increased during the current quarter, decreased in the year-to-date period. The decrease reflects higher interest expense as a result of a rising interest rate environment and lower investment

HSBC Finance Corporation

income due to lower investment levels, partially offset by higher finance and other interest income on our receivables. The increase in finance and other interest income on our receivables during the current quarter reflects increased pricing on variable yield products and higher receivable balances partially offset by higher interest expense. Net interest margin increased compared to the year-ago periods primarily due to increases in subprime receivable levels, higher pricing on variable rate products as well as other repricing initiatives, lower average interest earning assets due to lower levels of low yielding investment securities and the impact of lower amortization from receivable origination costs resulting from changes in the contractual marketing responsibilities in July 2004 associated with the GM co-branded credit card, partially offset by higher interest expense. Although our subprime receivables tend to have smaller balances, they generate higher returns both in terms of net interest margin and fee income. Net interest margin for both periods was positively impacted by the disposal of certain low yielding investment securities as a result of the elimination of investments dedicated to our credit card bank resulting from our acquisition by HSBC.
Managed receivables of $20.0 billion increased 2 percent compared to $19.6 billion at June 30, 2005. Compared to September 30, 2004, managed receivables increased 8 percent. The increase during both periods reflects organic growth in our HSBC branded prime, Union Privilege and non-prime portfolios, which was partially offset by the continued decline in certain older acquired portfolios.
The increase in ROMA in both periods reflects lower average managed assets as well as the higher net income discussed above. The decrease in average managed assets is due to lower investment securities during 2005 as a result of the elimination of investments dedicated to our credit card bank resulting from our acquisition by HSBC.
In accordance with FFIEC guidance, our credit card services business has adopted a plan to phase in changes to the required minimum monthly payment amount and limit certain fee billings for non-prime credit card accounts. The implementation of these new requirements began in July 2005 with the requirements to be fully phased in by December 31, 2005. Estimates of the potential impact to the business are based on numerous assumptions and take into account a number of factors which are difficult to predict, such as changes in customer behavior, which will not be fully known or understood until the changes have been in place for a period of time. It is anticipated that the changes will result in decreased fee income and fluctuations in the provision for credit losses beginning in 2006. Although we do not expect this will have a material impact on our consolidated results, the impact will be material to the Credit Card Services Segment in 2006.
As previously disclosed, we sold our domestic private label portfolio to HSBC Bank USA in December 2004. We and HSBC Bank USA will consider potential transfers of some of our MasterCard and Visa receivables to HSBC Bank USA in the future based upon continuing evaluation of capital and liquidity at each entity.
International Segment The following table summarizes results for our International segment:

			Increase (decrease)

Three months ended September 30,	2005	2004	Amount	%

	(dollars are in millions)
Net income	$12	$18	$(6)	(33.3)%
Net interest income	228	185	43	23.2
Securitization related revenue	2	(87)	89	100+
Fee and other income	141	130	11	8.5
Intersegment revenues	4	4	-	-
Provision for credit losses	137	19	118	100+
Total costs and expenses	216	181	35	19.3
Receivables	12,564	11,833	731	6.2
Assets	13,574	12,770	804	6.3
Net interest margin annualized	7.22%	6.29%	-	-
Return on average managed assets	.36	.57	-	-

HSBC Finance Corporation

			Increase (decrease)

Nine Months Ended September 30,	2005	2004	Amount	%

	(dollars are in millions)
Net (loss) income	$(11)	$80	$(91)	(100+	)%
Net interest income	680	583	97	16.6
Securitization related revenue	17	(92)	109	100+
Fee and other income	412	369	43	11.7
Intersegment revenues	11	10	1	10.0
Provision for credit losses	468	207	261	100+
Total costs and expenses	649	527	122	23.1
Net interest margin annualized	7.05%	6.76%	-	-
Return on average managed assets	(.10)	.86	-	-
Our International segment reported lower net income for the three months ended September 30, 2005 and a net loss for the year-to-date period. The lower net income and year-to-date net loss reflect higher provision for credit losses and higher costs and expenses, partially offset by higher net interest income and increased fee and other income. Applying constant currency rates, which uses the average rate of exchange for the three and nine month periods ended September 30, 2004 to translate current period net income, net income as reported for the current quarter would not have been materially different and the net loss higher by $2 million year-to-date.
Net interest income increased during both periods due to higher receivable levels, partially offset by higher cost of funds in the U.K. for the year-to-date period due to a rising interest rate environment. Net interest margin, annualized, increased during both the three and nine month periods due to increased yields on credit cards due to repricing initiatives during the current quarter and interest-free balances not being promoted as strongly as in the past, partially offset by run-off of higher yielding receivables, competitive pricing pressures holding down yields on our personal loans in the U.K. and, for the year-to-date period, increased cost of funds. Securitization related revenue increased during the quarter and year-to-date period due to lower amortization of prior period gains as a result of reduced securitization levels and, for the year-to-date period, higher levels of receivable replenishments to support previously issued securities in the U.K. as well as the recognition of residual balances associated with certain expired securitization transactions. Fee and other income increased primarily due to higher insurance revenues. Managed basis provision for credit losses increased primarily due to higher delinquency and charge-off levels in the U.K. due to a general increase in consumer bad debts in the U.K. market, including increased bankruptcies. We increased managed loss reserves by recording loss provision greater than net charge-offs of $3 million for the current quarter and $111 million year-to-date. We decreased managed loss reserves by recording loss provision less than net charge-off of $74 million during the third quarter of 2004 and $52 million for that year-to-date period. Total costs and expenses increased primarily due to higher expenses to support receivable growth and collection activities, higher policyholder benefits because of increased insurance sales volumes, and, for the nine month period, costs associated with branch closures in the U.K.
Compared to June 30, 2005, managed receivables were unchanged due to lower retail sales volume following a slow down in retail consumer spending in the U.K. Compared to September 30, 2004, managed receivables increased 6 percent due to strong growth in our real estate secured, personal non-credit card and MasterCard/ Visa portfolios as well as growth from the introduction of an auto finance program in Canada in the third quarter of 2004. Applying constant currency rates, managed receivables at September 30, 2005 would not have been materially different using June 30, 2005 or September 30, 2004 exchange rates.
The decrease in ROMA in both the three and nine month periods ended September 30, 2005 reflects higher provision for credit losses due to higher delinquency and charge-off levels in the U.K. and higher costs and expenses, as well as higher average managed assets primarily due to receivable growth since September 30, 2004.

HSBC Finance Corporation

As part of ongoing integration efforts with HSBC, we have been working with HSBC to determine if management efficiencies could be achieved by transferring all or a portion of our U.K. and other European operations to HSBC Bank plc, a U.K. based subsidiary of HSBC, and/or one or more unrelated third parties. As of the date of this filing, a decision has not been made regarding the transfer of all or a portion of our U.K. and other European operations. We anticipate that a decision regarding this potential transfer will be reached in the fourth quarter of 2005; however, any transfer is subject to approval by regulatory authorities and boards of directors of the affected entities.
Reconciliation of Managed Basis Segment Results As discussed above, we monitor our operations on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to our reported financial information in our consolidated financial statements. This adjustment reclassifies net interest income, fee income and loss provision into securitization related revenue. See Note 12, “Business Segments,” in the accompanying consolidated financial statements for a reconciliation of our managed basis segment results to managed basis and owned basis consolidated totals.
Credit Quality

Credit Loss Reserves
We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs, loan rewrites and deferments. If customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies and other items which can affect consumer payment patterns on outstanding receivables, such as the impact of Katrina.
While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percent of net annualized charge-offs in developing our loss reserve estimates. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. See Note 4, “Receivables,” in the

HSBC Finance Corporation

accompanying consolidated financial statements for receivables by product type and Note 5, “Credit Loss Reserves,” for an analysis of changes in the credit loss reserves.
The following table summarizes owned basis credit loss reserves:

	September 30,	June 30,	September 30,
	2005	2005	2004

	(dollars are in millions)
Owned credit loss reserves	$4,220	$3,756	$3,953
Reserves as a percent of:
Receivables	3.28%	3.16%	3.71%
Net charge-offs(1)	117.0	111.3	102.0
Nonperforming loans	110.0	107.6	104.1

(1)	Quarter-to-date, annualized.
Owned credit loss reserves at September 30, 2005 increased as compared to June 30, 2005 and September 30, 2004 as the provision for owned credit losses during the current quarter was $459 million greater than net charge-offs reflecting higher levels of owned receivables and, as previously discussed, additional provision due to increases in bankruptcy filings in both our domestic and foreign operations, which largely impacts our unsecured consumer products, and the additional credit loss reserves resulting from Katrina. These increases were partially offset by the impact of stable credit quality, the release of $505 million of owned credit loss reserves in December 2004 associated with the sold domestic private label portfolio as well as a shift in mix to higher levels of secured receivables. During the three months ended September 30, 2004, provision for owned credit losses was $154 million greater than net charge-offs. Reserve levels at September 30, 2005 reflect the factors discussed above. The trends in the reserve ratios reflect the fact that we are experiencing a shift in our loan portfolio to higher credit quality receivables, particularly real estate secured and auto finance receivables, partially offset by the impact of additional credit loss reserves for Katrina and increased bankruptcy filings.
For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table summarizes managed credit loss reserves:

	September 30,	June 30,	September 30,
	2005	2005	2004

	(dollars are in millions)
Managed credit loss reserves	$4,571	$4,281	$5,199
Reserves as a percent of:
Receivables	3.37%	3.35%	4.11%
Net charge-offs(1)	108.6	104.1	95.4
Nonperforming loans	110.3	110.2	111.1

(1)	Quarter-to-date, annualized.
Managed credit loss reserves at September 30, 2005 also increased compared to June 30, 2005 as the increases in our owned credit loss reserves as discussed above were offset by lower reserves on securitized receivables due to run-off. Managed credit loss reserves at September 30, 2005 decreased as compared to September 30, 2004 as a result of improvements in credit quality, changes in securitization levels and the sale of our domestic private label receivable portfolio in December 2004 as previously discussed, partially offset by additional reserves resulting from receivable growth and Katrina and increased bankruptcy filings.
See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of the non-GAAP financial measures to the comparable GAAP basis financial measure.

HSBC Finance Corporation

Delinquency – Owned Basis
The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	September 30,	June 30,	September 30,
	2005	2005	2004

Real estate secured	2.51%	2.56%	3.27%
Auto finance	2.09	2.08	1.81
MasterCard/ Visa	4.46	4.14	5.84
Private label	5.22	4.91	4.72
Personal non-credit card	9.18	8.84	8.83

Total	3.78%	3.73%	4.43%

Total owned delinquency as a percentage of consumer receivables increased 5 basis points compared to the prior quarter. The increase in the delinquency ratio is primarily due to seasonal increases in delinquency in the third quarter, partially offset by the continuing strong economy, better underwriting and improved quality of originations. The overall decrease in the delinquency ratio of our real estate secured portfolio reflects receivable growth, the recent trend of better quality in new originations and a continuing strong economy. The increase in the MasterCard/ Visa delinquency ratio reflects a seasonal increase in delinquencies during the third quarter, partially offset by changes in receivable mix resulting from lower securitization levels. The increases in the delinquency ratio in our private label receivables (which includes our foreign private label portfolio that was not sold to HSBC Bank USA in December 2004) and our personal non-credit card portfolio also reflects the increased bankruptcy filings in both the United States and the U.K. The increase in personal non-credit card delinquencies was partially offset by improved collection efforts and strong economic conditions in the U.S.
Compared to a year ago, total delinquency decreased 65 basis points generally as a result of improvements in the U.S. economy, better underwriting, improved credit quality as well as higher levels of real estate secured receivables. As discussed above, the increase in delinquency in our private label receivables (which includes our foreign private label portfolio that was not sold to HSBC Bank USA in December 2004) and our personal non-credit card portfolio reflects the general increase in consumer bad debts in the U.K. market, including increased bankruptcies. The increase in the personal non-credit card portfolio also reflects the increase in bankruptcy filings in the United States due to new bankruptcy legislation in the United States which became effective in October 2005. Delinquency levels at September 30, 2004 include the domestic private label portfolio which contributed approximately 5 basis points to total delinquency.

HSBC Finance Corporation

Net Charge-offs of Consumer Receivables – Owned Basis
The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables):

	September 30,	June 30,	September 30,
	2005	2005	2004

Real estate secured	.75%	.78%	1.19%
Auto finance	3.25	2.61	3.66
MasterCard/ Visa	6.24	6.93	8.50
Private label	5.35	4.36	4.79
Personal non-credit card	8.01	7.77	9.50

Total	2.93%	2.93%	3.77%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	.88%	.84%	1.31%
Total net charge-offs as a percent, annualized, of average consumer receivables has remained flat during the quarter ended September 30, 2005 compared to the quarter ended June 30, 2005 as the lower delinquency levels we have been experiencing due to an improving economy and which had a positive impact on charge-offs, were offset by an increase in bankruptcy filings due to new bankruptcy legislation in the United States as well as increased bankruptcy filings in the U.K. Our real estate secured portfolio experienced a decrease in net charge-offs reflecting the recent trend of better quality in new originations and continuing strong economic conditions. The increase in auto finance net charge-offs reflects a seasonal pattern of higher charge-offs in the third quarter. The decrease in MasterCard/ Visa charge-offs reflects changes in receivable mix resulting from lower securitization levels and continued improved credit quality. The increase in net charge-offs for the private label portfolio reflects the general increase in consumer bad debts in the U.K. markets, including increased bankruptcies. The increase in net charge-offs in the personal non-credit card portfolio reflects the increase in bankruptcy filings, as discussed above.
Total net charge-offs as a percentage, annualized, of average consumer receivables for the current quarter decreased from the September 2004 net charge-off levels. Principal factors behind the decrease were improved collections and better underwriting, including both improved modeling and improved credit quality of new originations, stable economic conditions, as well as the sale of our domestic private label portfolio in December 2004. These were partially offset by the increased bankruptcy filings discussed above. The September 2004 net charge-off ratio includes the domestic private label portfolio which contributed 14 basis points to the ratio. The decrease in auto finance net charge-offs also reflects improved used auto prices which resulted in lower loss severities.
Owned Nonperforming Assets

	September 30,	June 30,	September 30,
	2005	2005	2004

	(dollars are in millions)
Nonaccrual receivables	$3,273	$3,008	$2,891
Accruing consumer receivables 90 or more days delinquent	563	482	905
Renegotiated commercial loans	—	1	1

Total nonperforming receivables	3,836	3,491	3,797
Real estate owned	462	459	601

Total nonperforming assets	$4,298	$3,950	$4,398

Credit loss reserves as a percent of nonperforming receivables	110.0%	107.6%	104.1%

HSBC Finance Corporation

Compared to June 30, 2005, the increase in total nonperforming receivables is primarily attributable to seasonal trends in delinquency as well as increased bankruptcy filings experienced in both our domestic and foreign operations. Compared to September 30, 2004, the decrease in total nonperforming assets is due to improved credit quality, continued improvement in the economy, collection efforts as well as the impact of the bulk sale of our domestic private label receivable portfolio in December 2004. Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes domestic MasterCard and Visa and for September 30, 2004, our domestic private label credit card receivables.
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

HSBC Finance Corporation

Total Restructured by Restructure Period – Domestic Portfolio(1)
(Managed Basis)

	September 30,	June 30,	September 30,
	2005(3)	2005(3)	2004

	(dollars are in millions)
Never restructured	88.9%	88.0%	86.5%
Restructured:
Restructured in the last 6 months	4.0	4.2	4.8
Restructured in the last 7-12 months	2.9	3.3	3.6
Previously restructured beyond 12 months	4.2	4.5	5.1

Total ever restructured(2)	11.1	12.0	13.5

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1) (Managed Basis)
Real estate secured	$8,205	$8,277	$8,895
Auto finance	1,593	1,585	1,420
MasterCard/ Visa	484	526	628
Private label(3)	24	24	756
Personal non-credit card	3,353	3,396	3,688

Total	$13,659	$13,808	$15,387

(As a percent of managed receivables)
Real estate secured	10.9%	12.0%	15.8%
Auto finance	14.0	14.9	14.4
MasterCard/ Visa	2.5	2.7	3.5
Private label(3)	7.0	7.1	5.0
Personal non-credit card	20.6	21.6	24.3

Total(2)	11.1%	12.0%	13.5%

(1)	Excludes foreign businesses, commercial and other.

(2)	Total including foreign businesses was 10.5 percent at September 30, 2005, 11.3 percent at June 30, 2005, and 12.6 percent at September 30, 2004.

(3)	Reflects consumer lending retail sales contracts which have historically been classified as private label.
See “Credit Quality Statistics” for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.
The amount of domestic and foreign managed receivables in forbearance, modification, credit card services approved consumer credit counseling accommodations, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.4 billion or ..3 percent of managed receivables at September 30, 2005, $.4 billion or .3 percent of managed receivables at June 30, 2005 and $.5 billion or .4 percent of managed assets at September 30, 2004.
In addition to the above, we have granted an initial 30 or 60 day payment deferral (based on product) to customers living in the FEMA designated Individual Assistance disaster areas. This deferral may be extended for a period of up to 90 days or longer based on a customer’s specific circumstances, consistent with our natural disaster policies. In certain cases these arrangements have resulted in a customer’s delinquency status

HSBC Finance Corporation

being reset by 30 days. These extended payment arrangements totaled $.7 billion or .4% of managed receivables at September 30, 2005 and are not reflected as restructures in the table above or included in the other customer account management techniques described in the paragraph above.
Liquidity and Capital Resources

We continue to focus on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. As discussed below, we supplemented unsecured debt issuance during the nine months ended September 30, 2005 with proceeds from the sale of our domestic private label receivable portfolio to HSBC Bank USA in December 2004, debt issued to affiliates, higher levels of commercial paper and the issuance of Series B preferred stock.
Because we are now a subsidiary of HSBC, our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of these tightened credit spreads, we recognized cash funding expense savings of approximately $407 million in the nine months ended September 30, 2005 ($155 million in the three months ended September 30, 2005) and approximately $235 million in the nine months ended September 30, 2004 ($95 million in the three months ended September 30, 2004) compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies including asset transfers will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years. The portion of these savings to be realized by HSBC Finance Corporation will depend in large part upon the amount and timing of various initiatives between HSBC Finance Corporation and other HSBC subsidiaries.
Debt due to affiliates and other HSBC related funding are summarized in the following table:

	September 30,	December 31,
	2005	2004

	(in billions)
Debt issued to HSBC subsidiaries:
Drawings on bank lines in the U.K	$6.6	$7.5
Term debt	11.0	6.0
Preferred securities issued by Household Capital Trust VIII	.3	.3

Total debt issued to HSBC subsidiaries	17.9	13.8

Debt issued to HSBC clients:
Euro commercial paper	3.4	2.6
Term debt	1.2	.8

Total debt issued to HSBC clients	4.6	3.4
Preferred stock held by HSBC Investments (North America) Inc.	1.1	1.1
Cash received on bulk and subsequent sales of domestic private label receivables to HSBC Bank USA, net (cumulative)	14.5	12.4
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	3.7
Direct purchases from correspondents (cumulative)	4.2	2.8
Run-off of real estate secured receivable activity with HSBC Bank USA	(2.9)	(1.5)

Total real estate secured receivable activity with HSBC Bank USA	5.0	5.0

Total HSBC related funding	$43.1	$35.7

HSBC Finance Corporation

At September 30, 2005, funding from HSBC, including debt issues to HSBC subsidiaries and clients and preferred stock held by HSBC Investments (North America) Inc. (“HINO”) but excluding cash received on asset sales to HSBC subsidiaries, represented 18 percent of our total managed debt and preferred stock funding. At December 31, 2004, funding from HSBC, including debt issues to HSBC subsidiaries and clients and preferred stock held by HINO but excluding cash received on asset sales to HSBC subsidiaries, represented 15 percent of our total managed debt and preferred stock funding.
In addition to the HSBC related funding received, we have extended lines of credit and promissory notes to other HSBC subsidiaries at interest rates comparable to third-party rates for notes with similar terms. At September 30, 2005, $1.9 billion was outstanding under these agreements compared to $.6 billion outstanding at December 31, 2004.
Proceeds from the December 2004 domestic private label bulk receivable sale to HSBC Bank USA of $12.4 billion were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and to fund operations. Excess liquidity from the sale was used to temporarily fund available for sale investments at December 31, 2004.
As of September 30, 2005, we had revolving credit facilities of $2.5 billion from HSBC domestically and $10 billion from HSBC subsidiaries in the U.K. There have been no draws on the domestic line. At September 30, 2005, $6.6 billion was outstanding under the U.K. lines. We had derivative contracts with a notional value of $64.3 billion, or approximately 96 percent of total derivative contracts, outstanding with HSBC affiliates at September 30, 2005. We had derivative contracts with a notional value of $62.6 billion, or approximately 87 percent of total derivative contracts, outstanding with HSBC affiliates at December 31, 2004.
Securities totaled $3.9 billion at September 30, 2005 and $3.6 billion at December 31, 2004. Securities purchased under agreements to resell totaled $181 million at September 30, 2005 and $2.7 billion at December 31, 2004. Interest bearing deposits with banks totaled $398 million at September 30, 2005 and $603 million at December 31, 2004. Our total investment balances at December 31, 2004 were high as a result of the timing of the bulk sale of the domestic private label receivable portfolio to HSBC Bank USA on December 29, 2004.
Commercial paper, bank and other borrowings totaled $11.6 billion at September 30, 2005 and $9.0 billion at December 31, 2004. The increase at September 30, 2005 was a result of a plan to increase our commercial paper issuances as a result of lowering the coverage ratio of bank credit facilities to outstanding commercial paper from 100% to 80%. This plan also assumes that the combination of bank credit facilities and undrawn committed conduit facilities will, at all times, exceed 115% of outstanding commercial paper. This plan, which was reviewed with the relevant rating agencies, resulted in an increase in our maximum outstanding commercial paper balance to in excess of $12.0 billion. Additionally, at December 31, 2004, we were carrying lower levels of commercial paper as the proceeds from the sale of the domestic private label loan portfolio to HSBC Bank USA were used to reduce the outstanding balances. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $3.4 billion at September 30, 2005 and $2.6 billion at December 31, 2004.
Long term debt (with original maturities over one year) increased to $93.2 billion at September 30, 2005 from $85.4 billion at December 31, 2004. Significant third party issuance during the nine months ended September 30, 2005 included the following:

•	$7.6 billion of domestic and foreign medium-term notes
•	$4.4 billion of foreign currency-denominated bonds
•	$1.3 billion of InterNotessm (retail-oriented medium-term notes)
•	$9.6 billion of global debt
•	$5.4 billion of securities backed by real estate secured, auto finance, and MasterCard/ Visa receivables. For accounting purposes, these transactions were structured as secured financings.

HSBC Finance Corporation

In June 2005, we redeemed the junior subordinated notes issued to the Household Capital Trust V with an outstanding principal balance of $309 million.
Preferred Shares In June 2005, we issued 575,000 shares of Series B Preferred Stock for $575 million. Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010. In August 2005, we declared an $8 million dividend on the Series B Preferred Stock which was paid on September 15, 2005.
In March 2003, we issued 1,100 shares of Series A Cumulative Preferred Stock to HSBC, which are now held by HINO.
Common Equity We currently intend to issue additional common equity to HINO in exchange for the Series A Cumulative Preferred Stock on or before December 15, 2005. In addition, in connection with our pending purchase of Metris, we currently intend to issue approximately $1.2 billion in additional common equity to HINO to fund a portion of the $1.6 billion purchase price. The acquisition of Metris is subject to certain conditions and is anticipated to close in the fourth quarter of 2005.
Selected capital ratios are summarized in the following table:

	September 30,	December 31,
	2005	2004

TETMA(1),(2)	6.97%	6.27%
TETMA + Owned Reserves(1),(2)	9.91	9.04
Tangible common equity to tangible managed assets(1)	5.33	4.67
Common and preferred equity to owned assets	12.83	13.01
Excluding purchase accounting adjustments:
TETMA(1),(2)	8.10	7.97
TETMA + Owned Reserves(1),(2)	11.04	10.75
Tangible common equity to tangible managed assets(1)	6.46	6.38

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-GAAP financial ratios that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

(2)	Beginning in the third quarter of 2005, and with the agreement of certain rating agencies, we have refined our definition of TETMA and TETMA + Owned Reserves to exclude the Adjustable Conversion-Rate Equity Security Units as this more accurately reflects the impact of these items on our equity. Prior period amounts have been revised to reflect the current period presentation.
Securitizations and secured financings Securitizations (collateralized funding transactions structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” (“SFAS No. 140”) and secured financings (collateralized funding transactions which do not receive sale treatment under SFAS No. 140) of consumer receivables have been used to limit our reliance on the unsecured debt markets.
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

HSBC Finance Corporation

servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables.
In a secured financing, a designated pool of receivables are conveyed to a wholly owned limited purpose subsidiary, which in turn transfers the receivables to a trust that sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. We do not recognize a gain in a secured financing transaction. Because the receivables and the debt remain on our balance sheet, revenues and expenses are reported consistent with our owned balance sheet portfolio. Using this source of funding results in similar cash flows as issuing debt through alternative funding sources.
Under IFRS and prior to 2005 under U.K. GAAP, our securitizations are treated as secured financings. In order to align our accounting treatment with that of HSBC, starting in the third quarter of 2004 we began to structure all new collateralized funding transactions as secured financings. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in 2008. Private label trusts that publicly issued securities are now replenished by HSBC Bank USA as a result of the daily sale of new domestic private label credit card originations to HSBC Bank USA. We will continue to replenish at reduced levels certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take time for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. There is no impact, however, on cash received from operations. Because we believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, we will continue to use secured financings of consumer receivables as a source of our funding and liquidity.
As previously discussed, securitization levels were much lower in the nine months ended September 30, 2005 as a result of the use of alternate funding sources, including funding from HSBC subsidiaries, and our decision to structure all new collateralized funding transactions as secured financings beginning in the third quarter of 2004.

HSBC Finance Corporation

Securitizations (excluding replenishments of certificateholder interests) and secured financings are summarized in the following table:

Three months ended September 30,	2005	2004

	(in millions)
Initial securitizations:
Auto finance	$-	$-
MasterCard/ Visa	-	-
Private label	-	-
Personal non-credit card	-	-

Total	$-	$-

Secured financings:
Real estate secured	$1,321	$1,549
Auto finance	945	750
MasterCard/ Visa	750	-

Total	$3,016	$2,299

Nine months ended September 30,	2005	2004

	(in millions)
Initial securitizations:
Auto finance	$-	$-
MasterCard/ Visa	-	550
Private label	-	190
Personal non-credit card	-	-

Total	$-	$740

Secured financings:
Real estate secured	$2,240	$3,299
Auto finance	1,943	750
MasterCard/ Visa	1,250	-

Total	$5,433	$4,049

Our securitized receivables totaled $6.8 billion at September 30, 2005 compared to $14.2 billion at December 31, 2004. As of September 30, 2005, secured financings of $7.7 billion were secured by $13.0 billion of real estate secured, auto finance and MasterCard/ Visa receivables. Secured financings of $7.3 billion at December 31, 2004 were secured by $10.3 billion of real estate secured and auto finance receivables. At September 30, 2005, securitizations structured as sales represented 5 percent and secured financings represented 6 percent of the funding associated with our managed funding portfolio. At December 31, 2004, securitizations structured as sales represented 12 percent and secured financings represented 6 percent of the funding associated with our managed funding portfolio.

HSBC Finance Corporation

2005 funding strategy As discussed previously, the acquisition by HSBC has improved our access to the capital markets as well as expanded our access to a worldwide pool of potential investors. Our current estimated domestic funding needs and sources for 2005 are summarized in the table that follows:

	Actual	Estimated
	January 1	October 1
	through	through		Estimated
	September 30,	December 31,		Full Year
	2005	2005		2005

	(in billions)
Funding needs:
Net asset growth	$16	$3 - 6	(1)	$19 - 22
Commercial paper, term debt and securitization maturities	26	2 - 12		28 - 38
Other	1	1 - 3	(1)	2 - 4

Total funding needs, including growth	$43	$6 - 21		$49 - 64

Funding sources:
External funding, including HSBC clients	$38	$6 - 20		$44 - 58
HSBC and HSBC subsidiaries	5	0 - 1		5 - 6

Total funding sources	$43	$6 - 21		$49 - 64

(1)	Capital requirements resulting from the acquisition of Metris are included in Other.
Risk Management

Credit Risk There have been no significant changes in our approach to credit risk management since December 31, 2004.
At September 30, 2005, we had derivative contracts with a notional value of approximately $67.1 billion, including $64.3 billion outstanding with HSBC affiliates. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities and totaled $343 million at September 30, 2005. Affiliate swap counterparties provide collateral in the form of securities as required, which are not recorded on our balance sheet. At September 30, 2005, the fair value of our agreements with affiliate counterparties was below the level requiring payment of collateral. As such at September, 30, 2005, we were not holding any swap collateral from HSBC affiliates in the form of securities.
Liquidity Risk There have been no significant changes in our approach to liquidity risk since December 31, 2004.
Market Risk HSBC has certain limits and benchmarks that serve as guidelines in determining appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our total PVBP limit as of September 30, 2005 was $2 million, which includes risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $2 million. Our PVBP position at both September 30, 2005 and December 31, 2004 was less than $1 million.
While the total PVBP position was not impacted by the loss of hedge accounting for certain derivative financial instruments at the time of our acquisition by HSBC, the portfolio of ineffective hedges remaining at September 30, 2005 represent PVBP risk of $($1.7) million. The interest rate risk remaining for all other assets and liabilities, including effective hedges, results in an offsetting PVBP risk of $2.3 million. Therefore,

HSBC Finance Corporation

at September 30, 2005 we had a net PVBP position of less than $1 million, which is within our PVBP limit of $2 million.
We also monitor the impact that a hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income. The following table summarizes such estimated impact:

	September 30,	December 31,
	2005	2004

	(in millions)
Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied on a quarterly basis over the next 12 months	$179	$176
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied on a quarterly basis over the next 12 months	$119	$169
These estimates include both the net interest income impact of the derivative positions we have entered into which are considered to be effective hedges under SFAS No. 133 and the impact of economic hedges of certain underlying debt instruments which do not qualify for hedge accounting as if they were effective hedges under SFAS No. 133. These estimates also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated.
Net interest income at risk has changed as a result of the loss of hedge accounting on our portfolio of economic hedges. At September 30, 2005, our net interest income sensitivity to a hypothetical 25 basis point rise in rates applied on a quarterly basis over the next 12 months is a decrease of $188 million as opposed to the amount reported above, and the sensitivity to a hypothetical 25 basis point fall in rates applied on a quarterly basis over the next 12 months is an increase of $128 million as opposed to the amount reported above. At December 31, 2004, our net interest income sensitivity to a hypothetical 25 basis point rise in rates applied on a quarterly basis over the next 12 months is a decrease of $190 million as opposed to the amount reported above, and the sensitivity to a hypothetical 25 basis point fall in rates applied on a quarterly basis over the next 12 months is an increase of $186 million as opposed to the amount reported above. This sensitivity only considers changes in interest rates and does not consider changes from other variables, such as exchange rates that may impact margin. The decrease in exposure to rising interest rates results primarily from the reclassification of the pay fixed/ receive floating interest rate swaps, which do not qualify for hedge accounting under SFAS No. 133. As part of our overall risk management strategy to reduce earnings volatility, in the second and third quarters of 2005, a significant number of our pay fixed/ receive variable interest rate swaps which had not previously qualified for hedge accounting under SFAS No. 133, have been designated as effective hedges using the long-haul method of accounting, and certain other interest rate swaps were terminated. This will significantly reduce the volatility of the mark-to-market on the previously non-qualifying derivatives which have been designated as effective hedges going forward, but will result in the recording of ineffectiveness under the long-haul method of accounting under SFAS No. 133. In order to further reduce earnings volatility that would otherwise result from changes in interest rates, we continue to evaluate the steps required to regain hedge accounting treatment under SFAS No. 133 for the remaining swaps which do not currently qualify for hedge accounting. These derivatives remain economic hedges of the underlying debt instruments. We will continue to manage our total interest rate risk on a basis consistent with the risk management process employed since the acquisition.
Operational Risk There has been no significant change in our approach to operational risk management since December 31, 2004.

HSBC FINANCE CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(dollars are in millions)
Return on Average Assets:
Net income	$281	$325	$1,379	$1,228

Average assets:
Owned basis	$141,765	$124,512	$136,185	$120,456
Serviced with limited recourse	7,779	21,542	10,288	23,462

Managed basis	$149,544	$146,054	$146,473	$143,918

Return on average owned assets	.79%	1.04%	1.35%	1.36%
Return on average managed assets	.75	.89	1.26	1.14
Return on Average Common Shareholder’s Equity:
Net income	$281	$325	$1,379	$1,228
Dividends on preferred stock	(25)	(18)	(62)	(54)

Net income available to common shareholders	$256	$307	$1,317	$1,174

Average common shareholder’s equity	$16,973	$17,367	$16,605	$17,057
Return on average common shareholder’s equity	6.03%	7.07%	10.58%	9.18%
Net Interest Income:
Net interest income:
Owned basis	$2,163	$1,969	$6,086	$5,719
Serviced with limited recourse	177	581	758	1,987

Managed basis	$2,340	$2,550	$6,844	$7,706

Average interest-earning assets:
Owned basis	$127,038	$107,955	$119,848	$102,957
Serviced with limited recourse	7,779	21,542	10,288	23,462

Managed basis	$134,817	$129,497	$130,136	$126,419

Owned basis net interest margin	6.81%	7.29%	6.77%	7.41%
Managed basis net interest margin	6.94	7.88	7.01	8.13
Managed Basis Risk Adjusted Revenue:
Net interest income	$2,340	$2,550	$6,844	$7,706
Other revenues, excluding securitization related revenue and the mark-to-market on derivatives which do not qualify as effective hedges and ineffectiveness associated with qualifying hedges under SFAS No. 133	1,185	916	3,494	2,812
Less: Net charge-offs	(1,052)	(1,363)	(3,198)	(4,172)

Risk adjusted revenue	$2,473	$2,103	$7,140	$6,346

Average interest-earning assets	$134,817	$129,497	$130,136	$126,419
Managed basis risk adjusted revenue	7.34%	6.50%	7.32%	6.69%

HSBC FINANCE CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	Three months ended			Nine months ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2005	2005	2004	2005	2004

	(dollars are in millions)
Consumer Net Charge-off Ratio:
Consumer net charge-offs:
Owned basis	$902	$844	$969	$2,602	$2,905
Serviced with limited recourse	150	184	394	589	1,267

Managed basis	$1,052	$1,028	$1,363	$3,191	$4,172

Average consumer receivables:
Owned basis	$123,163	$115,354	$102,821	$115,815	$97,328
Serviced with limited recourse	7,779	10,203	21,542	10,288	23,462

Managed basis	$130,942	$125,557	$124,363	$126,103	$120,790

Owned basis consumer net charge-off ratio	2.93%	2.93%	3.77%	3.00%	3.98%
Managed basis consumer net charge-off ratio	3.21	3.28	4.38	3.37	4.61

Reserves as a Percent of Net Charge-offs
Loss reserves:
Owned basis	$4,220	$3,756	$3,953	$4,220	$3,953
Serviced with limited recourse	351	525	1,246	351	1,246

Managed basis	$4,571	$4,281	$5,199	$4,571	$5,199

Net charge-offs:
Owned basis	$902	$844	$969	$2,609	$2,905
Serviced with limited recourse	150	184	394	589	1,267

Managed basis	$1,052	$1,028	$1,363	$3,198	$4,172

Owned basis reserves as a percent of net charge-offs	117.0%	111.3%	102.0%	121.3%	102.1%
Managed basis reserves as a percent of net charge-offs	108.6	104.1	95.4	107.2	93.5
Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$1,374	$1,326	$1,315	$4,120	$3,840

Net interest income and other revenues less policyholders’ benefits:
Owned basis	$3,156	$3,043	$2,916	$9,427	$8,735
Serviced with limited recourse	(23)	52	(232)	59	169

Managed basis	$3,133	$3,095	$2,684	$9,486	$8,904

Owned basis efficiency ratio	43.54%	43.58%	45.10%	43.70%	43.96%
Managed basis efficiency ratio	43.86	42.84	48.99	43.43	43.13

HSBC FINANCE CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	September 30,	June 30,	September 30,
	2005	2005	2004

	(dollars are in millions)
Two-Months-and-Over-Contractual Delinquency:
Consumer two-months-and-over-contractual delinquency:
Owned basis	$4,861	$4,419	$4,702
Serviced with limited recourse	376	484	1,092

Managed basis	$5,237	$4,903	$5,794

Consumer receivables:
Owned basis	$128,524	$118,532	$106,130
Serviced with limited recourse	6,759	8,980	20,175

Managed basis	$135,283	$127,512	$126,305

Consumer two-months-and-over-contractual delinquency:
Owned basis	3.78%	3.73%	4.43%
Managed basis	3.87	3.85	4.59
Reserves as a Percent of Receivables:
Loss reserves:
Owned basis	$4,220	$3,756	$3,953
Serviced with limited recourse	351	525	1,246

Managed basis	$4,571	$4,281	$5,199

Receivables:
Owned basis	$128,722	$118,761	$106,437
Serviced with limited recourse	6,759	8,980	20,175

Managed basis	$135,481	$127,741	$126,612

Reserves as a percent of receivables:
Owned basis	3.28%	3.16%	3.71%
Managed basis	3.37	3.35	4.11
Reserves as a Percent of Nonperforming Loans:
Loss reserves:
Owned basis	$4,220	$3,756	$3,953
Serviced with limited recourse	351	525	1,246

Managed basis	$4,571	$4,281	$5,199

Nonperforming loans:
Owned basis	$3,836	$3,491	$3,797
Serviced with limited recourse	309	395	881

Managed basis	$4,145	$3,886	$4,678

Reserves as a percent of nonperforming loans:
Owned basis	110.0%	107.6%	104.1%
Managed basis	110.3	110.2	111.1

HSBC FINANCE CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	September 30,	December 31,
	2005	2004

	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$17,137	$15,841
Exclude:
Unrealized (gains) losses on cash flow hedging instruments	(283)	(119)
Minimum pension liability	4	4
Unrealized gains on investments and interest-only strip receivables	(24)	(53)
Intangible assets	(2,394)	(2,705)
Goodwill	(6,799)	(6,856)

Tangible common equity	7,641	6,112
Purchase accounting adjustments	1,617	2,227

Tangible common equity, excluding purchase accounting adjustments	$9,258	$8,339

Tangible shareholders’ equity:
Tangible common equity	$7,641	$6,112
Preferred stock	1,675	1,100
Mandatorily redeemable preferred securities of Household Capital Trusts	681	994

Tangible shareholder’s equity	9,997	8,206
Purchase accounting adjustments	1,611	2,208

Tangible shareholders’ equity, excluding purchase accounting adjustments	$11,608	$10,414

Tangible shareholders’ equity plus owned loss reserves:
Tangible shareholders’ equity	$9,997	$8,206
Owned loss reserves	4,220	3,625

Tangible shareholders’ equity plus owned loss reserves	14,217	11,831
Purchase accounting adjustments	1,611	2,208

Tangible shareholders’ equity plus owned loss reserves, excluding purchase accounting adjustments	$15,828	$14,039

Tangible managed assets:
Owned assets	$146,574	$130,190
Receivables serviced with limited recourse	6,759	14,225

Managed assets	153,333	144,415
Exclude:
Intangible assets	(2,394)	(2,705)
Goodwill	(6,799)	(6,856)
Derivative financial assets	(662)	(4,049)

Tangible managed assets	143,478	130,805
Purchase accounting adjustments	(91)	(202)

Tangible managed assets, excluding purchase accounting adjustments	$143,387	$130,603

Equity ratios:
Common and preferred equity to owned assets	12.83%	13.01%
Tangible common equity to tangible managed assets	5.33	4.67
Tangible shareholders’ equity to tangible managed assets (“TETMA”)	6.97	6.27
Tangible shareholders’ equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)	9.91	9.04
Excluding purchase accounting adjustments:
Tangible common equity to tangible managed assets	6.46	6.38
TETMA	8.10	7.97
TETMA + Owned Reserves	11.04	10.75

Item 4.	Controls and Procedures

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
On June 22, 2005, a matter entitled Photos Etc. Corporation, et al. v. VISA U.S.A. Inc., et al. was filed in the U.S. District Court for the District of Connecticut as case number 305CV1007. This purported class action named as defendants VISA, MasterCard and a number of alleged members of those associations, including HSBC Finance Corporation and two other HSBC entities. The case seeks certification of a class of retail merchants that operate commercial businesses throughout the United States and alleges the defendants engage in an anti-competitive conspiracy to fix the level of “interchange fees” charged by the associations. This and other similar suits filed in various federal courts have been consolidated for pre-trial matters in the U.S. District Court for the Eastern District of New York. At this time, we are unable to quantify the potential impact from this action, if any.
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
The amended complaint purports to assert claims under the federal securities laws, on behalf of all persons who purchased or otherwise acquired our securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with our sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we, and other defendants, filed a motion to dismiss the complaint. On March 19, 2004, the Court granted in part, and denied in part the defendants’ motion to dismiss the complaint. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. All factual discovery must be completed by May 12, 2006 and expert witness discovery must be completed by July 24, 2006.

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
Item 6. Exhibits

Exhibits included in this Report:

3	Amended and Restated Certificate of Incorporation of HSBC Finance Corporation and amendments thereto, including Amended Certificate of Designations of Series A Cumulative Preferred Stock of HSBC Finance Corporation and Certificate of Designations of Series B Cumulative Preferred Stock (previously filed as Exhibit 3.1 to HSBC Finance Corporation’s Current Report on Form 8-K, dated June 16, 2005, filed with the Securities and Exchange Commission on June 22, 2005).

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Debt and Preferred Stock Securities Ratings.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSBC Finance Corporation
(Registrant)

/s/ Beverley A. Sibblies

Beverley A. Sibblies
Senior Vice President and
Chief Financial Officer
Date: November 14, 2005

Exhibit Index

3	Amended and Restated Certificate of Incorporation of HSBC Finance Corporation and amendments thereto, including Amended Certificate of Designations of Series A Cumulative Preferred Stock of HSBC Finance Corporation and Certificate of Designations of Series B Cumulative Preferred Stock (previously filed as Exhibit 3.1 to HSBC Finance Corporation’s Current Report on Form 8-K, dated June 16, 2005, filed with the Securities and Exchange Commission on June 22, 2005).

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Debt and Preferred Stock Securities Ratings.