Form 10-K
period 2005-12-31
HSBC Finance CORP
filed 2006-03-06
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-8198
HSBC FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-1052062
(State of incorporation)	(I.R.S. Employer Identification No.)
2700 Sanders Road Prospect Heights, Illinois	60070
(Address of principal executive offices)	(Zip Code)
(847) 564-5000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Floating Rate Notes, due September 15, 2008	New York Stock Exchange
4.625% Notes, due September 15, 2010	New York Stock Exchange
5.25% Notes, due January 14, 2011	New York Stock Exchange
6 3/4% Notes, due May 15, 2011	New York Stock Exchange
Floating Rate Notes, due July 19, 2012	New York Stock Exchange
Floating Rate Notes, due September 14, 2012	New York Stock Exchange
5.0% Notes, due June 30, 2015	New York Stock Exchange
6.875% Notes, due January 30, 2033	New York Stock Exchange
6% Notes, due November 30, 2033	New York Stock Exchange
Depositary Shares (each representing one-fortieth share of 6.36% Non-Cumulative Preferred Stock, Series B, no par, $1,000 stated maturity)	New York Stock Exchange
Guarantee of Preferred Securities of Household Capital Trust VI	New York Stock Exchange
Guarantee of Preferred Securities of Household Capital Trust VII	New York Stock Exchange
Guarantee of Preferred Securities of HSBC Capital Trust IX	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒     No ☐
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☒
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
          As of March 3, 2006, there were 55 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.
DOCUMENTS INCORPORATED BY REFERENCE
          None.

HSBC Finance Corporation

PART I
Item 1. Business.

Organization History and Acquisition by HSBC

HSBC Finance Corporation traces its origin to 1878 and operated as a consumer finance company under the name Household Finance Corporation (“HFC”) for most of its history. In 1981, HFC shareholders approved a restructuring that resulted in the formation of Household International, Inc. (“Household”) as a publicly held holding company and HFC became a wholly-owned subsidiary of Household. For a period, Household diversified its operations outside the financial services industry, but returned solely to consumer finance operations through a series of divestitures in the 1980’s and 1990’s.
On March 28, 2003, Household was acquired by HSBC Holdings plc (“HSBC”) by way of merger with H2 Acquisition Corporation (“H2”), a wholly owned subsidiary of HSBC, in a purchase business combination. Following the merger, H2 was renamed “Household International, Inc.” Subsequently, HSBC transferred its ownership interest in Household to a wholly owned subsidiary, HSBC North America Holdings Inc. (“HSBC North America”), which subsequently contributed Household to its wholly-owned subsidiary, HSBC Investments (North America) Inc.
On December 15, 2004, Household merged with its wholly owned subsidiary, HFC. By operation of law, following the merger, all obligations of HFC became direct obligations of Household. Following the merger, Household changed its name to HSBC Finance Corporation. The name change was a continuation of the rebranding of the Household businesses to the HSBC brand. These actions were taken to establish a single brand in North America to create a stronger platform to advance growth across all HSBC business lines.
For all reporting periods up to and including the year ended December 31, 2004, HSBC prepared its consolidated financial statements in accordance with U.K. Generally Accepted Accounting Principles (“U.K. GAAP”). From January 1, 2005, HSBC has prepared its consolidated financial statements in accordance with International Financial Reporting Standards (“IFRS”) as endorsed by the European Union and effective for HSBC’s reporting for the year ended December 31, 2005. HSBC Finance Corporation now reports to HSBC under IFRS and, as a result, corporate goals and the individual goals of executives are based upon IFRS rather than U.K. GAAP, which had been the practice subsequent to our acquisition by HSBC.
HSBC North America Operations

HSBC North America is the holding company for HSBC’s operations in the United States and Canada. The principal subsidiaries of HSBC North America are HSBC Finance Corporation, HSBC Bank Canada, a Federal bank chartered under the laws of Canada, HSBC USA Inc. (“HUSI”), a U.S. bank holding company, HSBC Markets (USA) Inc., a holding company for investment banking and markets subsidiaries, and HSBC Technology Services (USA) Inc., a provider of information technology services. HUSI’s principal U.S. banking subsidiary is HSBC Bank USA, National Association (“HSBC Bank USA”), a national bank with 422 branches in 9 states. Under the oversight of HSBC North America, HSBC Finance Corporation works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in Canada and the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has been demonstrated by purchases and sales of receivables between HSBC Bank USA and HSBC Finance Corporation, a pooling of resources to create a new unit that provides technology services to all HSBC North America subsidiaries and shared, but allocated, support among the affiliates for tax, legal, risk, compliance, accounting, insurance, strategy and internal audit functions. In addition, clients of HSBC Bank USA and other affiliates are investors in our debt and preferred securities, providing significant sources of liquidity and capital to HSBC Finance Corporation. HSBC Securities (USA) Inc., a Delaware corporation, registered broker dealer and a subsidiary of HSBC Markets (USA) Inc., leads or participates as underwriter of all domestic issuances of our term corporate and asset backed securities. While HSBC Finance Corporation does

HSBC Finance Corporation

not receive advantaged pricing, the underwriting fees and commissions payable to HSBC Securities (USA) Inc. benefit HSBC as a whole.
HSBC Finance Corporation - General

HSBC Finance Corporation’s subsidiaries provide middle-market consumers in the United States, the United Kingdom, Canada, the Republic of Ireland, Slovakia, the Czech Republic and Hungary with several types of loan products. HSBC Finance Corporation is the principal fund raising vehicle for the operations of its subsidiaries. In this Form 10-K, HSBC Finance Corporation and its subsidiaries are referred to as “we,” “us” or “our.”
We offer real estate secured loans, auto finance loans, MasterCard(1) and Visa(1) credit card loans, private label credit card loans including retail sales contracts and personal non-credit card loans. We also initiate tax refund anticipation loans in the United States and offer specialty insurance products in the United States, United Kingdom and Canada. We generate cash to fund our businesses primarily by collecting receivable balances; issuing commercial paper, medium and long term debt; borrowing from HSBC subsidiaries and customers; selling and securitizing consumer receivables; and borrowing under secured financing facilities. We use the cash generated to invest in and support receivable growth, to service our debt obligations and to pay dividends to our parent. At December 31, 2005, we had approximately 35,000 employees and over 60 million customers. Consumers residing in the state of California accounted for 12% of our managed(2) domestic consumer receivables. We also have significant concentrations of domestic consumer receivables in Florida (6%), New York (6%), Texas (5%), Ohio (5%), North Carolina (5%) and Pennsylvania (5%).
Significant Developments since 2000
Since 2000, HSBC Finance Corporation:

•	Developed additional distribution channels for our products, including through the Internet and co-branding opportunities with retail merchants and service providers.
•	Created our Mortgage Services business to acquire nonconforming mortgage loans originated by unaffiliated third party lenders and invested in Decision One Mortgage Company LLC (“Decision One”), which was acquired in 1999 to originate nonconforming mortgage loans through third party brokers.
•	Recorded a pre-tax charge of $525 million in the third quarter of 2002 in settlement of alleged violations of Federal and state consumer protection, consumer financing and banking laws and regulations with respect to our real estate secured lending from retail branch offices.
•	Without admitting or denying wrongdoing, in March 2003 consented to entry of order by the Securities and Exchange Commission (“SEC”) that contained findings relating to the sufficiency of certain disclosures filed with the SEC in 2002 regarding loan restructuring practices.
•	Announced in the third quarter of 2004 our intention to structure all new collateralized funding transactions as secured financings. Because prior public MasterCard and Visa credit card transactions as well as certain personal non-credit card transactions were structured as sales to revolving trusts that require replenishment of receivables to support previously issued securities, receivables continue to be sold to the related credit card trusts until the revolving periods end, the last of which is expected to occur in 2008. Termination of sale treatment for new collateralized funding activity reduced our

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

(2)	We have historically monitored our operations and evaluated trends on both an owned basis, as shown in our financial statements, and on a managed basis. Managed basis reporting (a non-GAAP financial measure) assumes that securitized receivables have not been sold and are still on our balance sheet. Managed basis information is intended to supplement, and should not be considered a substitute for, owned basis reporting and should be read in conjunction with reported owned basis results. See “Basis of Reporting” and “Reconciliations to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

HSBC Finance Corporation

reported net income under U.S. GAAP in both 2004 and 2005 and will continue to in future periods. In both periods, there was no impact on cash received from operations.

•	Adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC Policies”) for our domestic MasterCard/ Visa and private label portfolios (excluding consumer lending retail sales contracts) in the fourth quarter of 2004. The adoption of FFIEC Policies resulted in a reduction to net income of approximately $121 million in that quarter. Because we sold our domestic private label portfolio (excluding retail sales contracts at our consumer lending business) to HSBC Bank USA in December 2004, the ongoing impact of the adoption of these policies only impact our domestic MasterCard and Visa credit card portfolio. As we expected, the adoption of FFIEC Policies for our MasterCard and Visa portfolio have not had a significant impact on results of operations or cash flows in 2005.
•	Sold $12.2 billion of domestic private label receivables ($15.6 billion on a managed basis) and the retained interests associated with securitized private label receivables to HSBC Bank USA in December 2004. We also entered into an agreement under which all domestic private label receivables (excluding retail sales contracts at our consumer lending business) originated under private label accounts are sold to HSBC Bank USA daily, on a servicing retained basis. HSBC Bank USA also purchased a portfolio of higher quality nonconforming domestic real estate secured loans from us in late 2003 and in early 2004.
•	In December 2004, received upgraded ratings from Fitch Investors Service on our senior debt and commercial paper to AA- and F1+, respectively. In January 2006, Moody’s Investors Service raised our Senior Debt Rating to Aa3 with positive outlook. Moody’s also affirmed our P-1 short term rating in December 2005. Standard and Poor’s Corporation’s A long-term rating for HSBC Finance Corporation is rated as stable, as is our A-1 short-term rating.
•	Deepened the non-prime expertise of our domestic MasterCard/ Visa credit card business through acquisitions of Renaissance Holdings, Inc. in 2000 and Metris Companies, Inc. (“Metris”) in 2005.
•	Recorded an incremental pre-tax provision for credit losses of $185 million in 2005, reflecting our best estimate of the impact of Hurricane Katrina on our loan portfolio. During the fourth quarter of 2005, $11 million of outstanding loans to affected customers was charged-off in accordance with our charge-off policies.
•	Experienced higher bankruptcy filings in 2005, in particular during the period leading up to the October 17, 2005 effective date of new legislation in the United States. We had been maintaining credit loss reserves in anticipation of the impact this new legislation would have on net charge-offs. However, the magnitude of the spike in bankruptcies experienced immediately before the new legislation became effective was larger than anticipated which resulted in an additional $100 million credit loss provision being recorded during the third quarter of 2005. Our fourth quarter of 2005 results include an estimated $125 million in incremental charge-offs of principal, interest and fees and $113 million in provision expense attributable to bankruptcy reform. The incremental charge-off in the fourth quarter of 2005 is primarily related to our MasterCard/ Visa portfolio where bankrupt accounts charge-off sooner than in our secured and personal non-credit card portfolios in accordance with our charge-off policies for these products. This provision expense included in our fourth quarter results relating to bankruptcies in our secured and personal non-credit card portfolios will not begin to migrate to charge-off until 2006 in accordance with their respective charge-off policies. As expected, the number of bankruptcy filings subsequent to the enactment of this new legislation has decreased dramatically. We believe that a portion of the increase in net charge-offs resulting from the higher bankruptcy filings is an acceleration of net charge-offs that would otherwise have been experienced in future periods.
•	Sold our U.K. credit card business including $2.5 billion of receivables ($3.1 billion on a managed basis), the associated cardholder relationships as well as the related retained interests in securitized credit card receivables and certain assets relating to the credit card operations to HSBC Bank plc (“HBEU”) in December 2005. The premium received in excess of book value of the assets

HSBC Finance Corporation

transferred, including the goodwill assigned to this business, has been recorded as an increase to additional paid in capital and has not been included in earnings. Our U.K. subsidiary, HFC Bank Limited, will continue to provide collection and other support services to HBEU for a fee. As a result, in future periods, net interest income, fee income and provision for credit losses will be reduced, while other revenues will increase from servicing revenues on the portfolio. We do not anticipate the net effect of the sale will result in a material reduction of our consolidated net income in future periods. We continue to evaluate strategic alternatives with respect to our other U.K. and European operations.
•	Experienced tightened credit spreads relative to Treasuries compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of these tightened credit spreads, we recognized cash funding expense savings of approximately $600 million in 2005, $350 million in 2004 and $125 million in 2003 compared to the funding costs we would have incurred using average spreads from the first half of 2002.
•	Prior to the acquisition by HSBC, the majority of our fair value and cash flow hedges were effective hedges which qualified for the shortcut method of accounting. Under the Financial Accounting Standards Board’s interpretations of SFAS No. 133, the shortcut method of accounting was no longer allowed for interest rate swaps which were outstanding at the time of the acquisition by HSBC. As a result of the acquisition, we were required to reestablish and formally document the hedging relationship associated with all of our fair value and cash flow hedging instruments and assess the effectiveness of each hedging relationship, both at inception of the acquisition and on an ongoing basis. As a result of deficiencies in our contemporaneous hedge documentation at the time of acquisition, we lost the ability to apply hedge accounting to our entire cash flow and fair value hedging portfolio that existed at the time of acquisition by HSBC. During 2005, we reestablished hedge treatment under the long haul method of accounting for a significant number of the derivatives in this portfolio. This will significantly reduce the volatility of the mark-to-market on the previously non-qualified derivatives which have been designated as effective hedges going forward, but will result in the recording of ineffectiveness under the long-haul method of accounting. For certain new hedging relationships, however, we continue to experience income volatility during the period before hedging documentation is put in place. This net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long-haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the year ended December 31, 2005 should not be considered indicative of the results for any future periods.
•	Since our acquisition by HSBC we have actively worked with our North American affiliates to expand HSBC’s brand recognition and to leverage growth opportunities with merchants, suppliers and customers. Our name was changed to HSBC Finance Corporation and several businesses now operate under the HSBC name, including our Canadian branch offices, our domestic and Canadian auto finance business and our credit card banking subsidiary.
Operations

Our operations are divided into three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment includes our consumer lending, mortgage services, retail services, and auto finance businesses. Our Credit Card Services segment includes our domestic MasterCard and Visa credit card business. Our International segment includes our foreign operations in the United Kingdom, Canada, the Republic of Ireland, Slovakia, the Czech Republic and Hungary. Information about businesses or functions that fall below the segment reporting quantitative threshold tests such as our insurance services, taxpayer financial services and commercial operations, as well as our treasury and corporate activities, which include fair value adjustments related to purchase accounting and related amortization, are included under the “All Other” caption within our segment disclosure.

HSBC Finance Corporation

We have historically monitored our operations and evaluated trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. This is because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we have funded our operations and made decisions about allocating resources, such as capital, on a managed basis. We have begun reporting “Management Basis” results (a non-GAAP financial measure) in Reports on Form 8-K with our quarterly results. Management Basis reporting, in addition to managed basis adjustments, assumes the private label and real estate receivables transferred to HSBC Bank USA have not been sold and remain on balance sheet. As we continue to manage and service receivables sold to HSBC Bank USA, we make decisions about allocating certain resources, such as employees, on a Management Basis. As referenced above, corporate and individual executive goals, including those that impact incentive compensation, are established based upon IFRS as it applies to our parent, HSBC. As a result, management also considers IFRS in managing our operations.
General
We generally serve non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios, high loan-to-value ratios (for auto and real estate secured products) or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. These customers generally have higher delinquency and credit loss probabilities and are charged a higher interest rate to compensate for the additional risk of loss (where the loan is not adequately collateralized to mitigate such additional risk of loss) and the anticipated additional collection initiatives that may have to be undertaken over the life of the loan. We also originate and/or purchase near-prime real estate secured, MasterCard/ Visa and auto loans. In our MasterCard and Visa, retail services and international businesses, we also serve prime consumers either through co-branding, merchant relationships or direct mailings.
We are responsive to the needs of our customers in the products we offer and periodically test new loan products in our different business units. In particular, consumer demand for alternative mortgage products has increased significantly in recent years, including requests for interest-only payment loans, adjustable-rate loans with alternative payment options (“option ARMs”) and negatively amortizing loans. HSBC Finance Corporation does not and does not anticipate offering option ARMs or other negative amortization products. We do offer loans under which the borrower makes fixed rate interest-only payments for some period of time prior to interest rate adjustments and/or higher payments that include a principal component. Due to customer demand, this segment of our real estate secured portfolio experienced rapid growth in the third and fourth quarters of 2005. At December 31, 2005, the outstanding balance of our interest-only loans was $4.7 billion, or 3.3% of managed receivables. As with all other products, we underwrite to criteria that consider the particular terms of the loan and price the interest-only loans in a manner that compensates for the higher risk that, during the period higher payments are required, customers may be unable to repay their loans. Additional information concerning interest-only loans is contained in Note 26, “Concentrations of Credit Risk” to our consolidated financial statements.
We use our centralized underwriting, collection and processing functions to adapt our credit standards and collection efforts to national or regional market conditions. Our underwriting, loan administration and collection functions are supported by highly automated systems and processing facilities. Our centralized collection systems are augmented by personalized early collection efforts. Analytics drive our decisions in marketing, risk pricing, operations and collections.
We service each customer with a view to understanding that customer’s personal financial needs. We recognize that individuals may not be able to timely meet all of their financial obligations. Our goal is to assist consumers in transitioning through financially difficult times which may lead to their doing more business with our lending subsidiaries or other HSBC affiliates. As a result, our policies and practices are designed to be flexible to maximize the collectibility of our loans while not incurring excessive collection expenses on loans

HSBC Finance Corporation

that have a high probability of being ultimately uncollectible. Proactive credit management, “hands-on” customer care and targeted product marketing are means we use to retain customers and grow our business.
Consumer
Our Consumer Lending business is one of the largest subprime home equity originators in the United States as ranked by Inside B&C Lending. This business has 1,397 branches located in 45 states, and approximately 2.9 million active customer accounts, $55.5 billion in managed receivables and 12,800 employees. It is marketed under both the HFC and Beneficial brand names, each of which caters to a slightly different type of customer in the middle-market population. Both brands offer secured and unsecured loan products, such as first and second lien position closed-end mortgage loans, open-end home equity loans, personal non-credit card loans, including personal homeowner loans (a secured high loan-to-value product that we underwrite and treat like an unsecured loan), auto finance and sales finance contracts. These products are marketed through our retail branch network, direct mail, telemarketing, strategic alliances and Internet sourced applications and leads. We also acquire portfolios on an opportunistic basis. As of December 31, 2005, approximately 94% of our consumer loans bore fixed rates and 60% were first liens.
Our Mortgage Services business purchases non-conforming first and second lien position residential mortgage loans, including open-end home equity loans, from a network of over 280 unaffiliated third-party lenders (i.e., correspondents). This business has approximately $41.6 billion in managed receivables, 409,000 active customer accounts and 3,100 employees. Purchases are primarily “bulk” acquisitions (i.e., pools of loans) but also include “flow” acquisitions (i.e., loan by loan), and are made based on our specific underwriting guidelines. As of December 31, 2005, Mortgage Services serviced approximately $4.6 billion of receivables for other parties, including HSBC Bank USA. We have committed to purchase real estate secured receivables from select correspondent lenders to strengthen our relationship with these lenders and to create a sustainable growth channel for this business. Decision One, a subsidiary of HSBC Finance Corporation, was purchased in 1999 to assist us in understanding the product needs of mortgage brokers and trends in the mortgage lending industry. Through more than 22 branch locations, Decision One directly originates mortgage loans sourced by mortgage brokers and sells all loans to secondary market purchasers, including to our Mortgage Services business. As of December 31, 2005, approximately 45% of the Mortgage Services portfolio were fixed rate loans, 81% were in first lien position.
On December 29, 2004, our domestic private label receivable portfolio (excluding retail sales contracts at our consumer lending business) of approximately $15.6 billion of managed receivables was sold to HSBC Bank USA, and agreements were entered into to sell all future receivables to HSBC Bank USA on a daily basis and to service the portfolio for HSBC Bank USA for a fee. As a result, we now sell all domestic private label receivables (excluding retail sales contracts) upon origination but service the entire portfolio on behalf of HSBC Bank USA. According to The Nilson Report, the private label servicing portfolio is the third largest portfolio in the U.S. Our Retail Services business has over 65 active merchant relationships and we service approximately 16.1 million active customer accounts and have over 2,100 employees. At December 31, 2005, the serviced private label portfolio consisted of approximately 13 percent of receivables in the furniture industry, 32 percent in the consumer electronics industry, 29 percent in the power sport vehicle (snowmobiles, personal watercraft, ATV’s and motorcycles) industry and approximately 15 percent in the department store industry. Private label financing products are generated through merchant retail locations, merchant catalog and telephone sales, and direct mail and Internet applications.
Our Auto Finance business purchases, from a network of approximately 10,000 active dealer relationships, retail installment contracts of consumers who may not have access to traditional, prime-based lending sources. We also originate and refinance auto loans through direct mail solicitations, alliance partners, consumer lending customers and the Internet. At December 31, 2005, this business had approximately $11.2 billion in managed receivables, approximately 790,000 active customer accounts and 1,900 employees. Approximately 37% of auto finance receivables are secured by new vehicles. Based upon CNW Research and JD Power, the

HSBC Finance Corporation

dealer financing market in the U.S. is highly fragmented with originations in excess of $580 billion, of which approximately $275 billion are considered non-prime loans.
Credit Card Services
Our Credit Card Services business includes our MasterCard and Visa receivables in the United States, including The GM Card®, the AFL-CIO Union Plus® (“UP”) credit card, Household Bank, Orchard Bank and HSBC branded cards, and as of our December 1, 2005 acquisition of Metris, the Direct Merchants Bank MasterCard. This business has approximately $26.2 billion in managed receivables, over 17 million active customer accounts and 6,475 employees. According to The Nilson Report, this business is the fifth largest issuer of MasterCard or Visa credit cards in the United States (based on receivables). The GM Card®, a co-branded credit card issued as part of our alliance with General Motors Corporation (“GM”), enables customers to earn discounts on the purchase or lease of a new GM vehicle. The UP card program with the AFL-CIO provides benefits and services to members of various national and international labor unions. The Household Bank, Orchard Bank and HSBC branded credit cards offer specialized credit card products to consumers underserved by traditional providers or are marketed in conjunction with merchant relationships established through our retail services business. The Direct Merchants Bank branded MasterCard/ Visa is a general purpose card marketed to near-prime customers through direct mail and strategic partnerships. HSBC branded cards are targeted through direct mail at the prime market. In addition, Credit Card Services services $1.2 billion of receivables held by an affiliate, HSBC Bank USA. New receivables and accounts related to the HSBC Bank USA portfolio are originated by HSBC Bank Nevada, N.A., and receivables are sold daily to HSBC Bank USA.
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
Although our relationships with GM and the AFL-CIO enable us to access a proprietary customer base, in accordance with our agreements with these institutions, we own all receivables originated under the programs and are responsible for all credit and collection decisions as well as the funding for the programs. These programs are not dependent upon any payments, guarantees or credit support from these institutions. As a result, we are not directly dependent upon GM or the AFL-CIO for any specific earnings stream associated with these programs. We believe we have a strong working relationship with GM and the AFL-CIO and in 2005 and 2004, we jointly agreed with GM and the AFL-CIO, respectively, to extend the term of these successful cobranded and Affinity Card Programs. These agreements do not expire in the near term.
International
Our United Kingdom subsidiary is a mid-market consumer lender focusing on customer service through its branch locations, and consumer electronics through its retail finance operations and telemarketing. This business offers secured and unsecured lines of credit, secured and unsecured closed-end loans, retail finance products and insurance products. We operate in England, Scotland, Wales, Northern Ireland and the Republic of Ireland. In December 2005 we sold our U.K. credit card business to HSBC Bank plc. Under agreement with HSBC Bank plc, we will continue to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for this credit card portfolio.
Loans held in the United Kingdom and the Republic of Ireland are originated through a branch network consisting of 187 HFC Bank Limited and Beneficial Finance branches, merchants, direct mail, broker referrals, the Internet and outbound telemarketing. Following the sale of the U.K. credit card business, which included $3.1 billion of managed credit card receivables, we had approximately $5.9 billion in managed

HSBC Finance Corporation

receivables, 2.0 million customer accounts and 3,600 employees in our operations in the United Kingdom and the Republic of Ireland.
We opened offices in Hungary, Czech Republic and Slovakia in 2001, 2002 and 2005, respectively, to facilitate the expansion plans of one of our U.K. merchant alliances. These offices have approximately $147 million in managed receivables and 340 employees.
Our Canadian business offers real estate secured and unsecured lines of credit, secured and unsecured closed-end loans, insurance products, private label credit cards, MasterCard credit card loans, retail finance products and auto loans to Canadian consumers. These products are marketed through 124 branch offices in 10 provinces, through direct mail, 80 merchant relationships, 1,000 auto dealer relationships and the Internet. At December 31, 2005, this business had approximately $3.2 billion in managed receivables, 1.0 million customer accounts and 1,500 employees.
All Other
Our insurance services operation distributes credit life, disability and unemployment, accidental death and disability, term life, whole life, annuities, disability, long term care and a variety of other specialty insurance products to our customers and the customers of HSBC Bank USA. Such products currently are offered throughout the United States and Canada and are offered to customers based upon their particular needs. Insurance is directly written by or reinsured with one or more of our subsidiaries.
The taxpayer financial services business is the leading U.S. provider of tax-related financial products to consumers through nearly 25,000 unaffiliated professional tax preparer locations and tax preparation software providers. Serving more than 9 million customers annually, this business leverages the annual U.S. income tax filing process to provide products that offer consumers quick and convenient access to funds in the amount of their anticipated tax refund. Our taxpayer financial services business processes and collects on refund anticipation loans that are originated by HSBC Bank USA. In 2005, this business generated a loan volume of approximately $15.1 billion and employed 125 full-time employees.
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
Our commercial operations are very limited in scope and are expected to continue to decline. We have less than $200 million in commercial receivables.
Funding

We fund our operations globally and domestically, using a combination of capital market and affiliate debt, preferred equity, securitizations, sales of consumer receivables and borrowings under secured financing facilities. We will continue to fund a large part of our operations in the global capital markets, primarily through the use of secured financings, commercial paper, medium-term notes and long-term debt. We will also continue to sell certain receivables, including our domestic private label originations (excluding retail sales contracts) to HSBC Bank USA. Our sale of the entire domestic private label portfolio (excluding retail sales contracts at our consumer lending business) to HSBC Bank USA occurred in December 2004 and was a significant source of our funding in 2005.
Our continued success and prospects for growth are largely dependent upon access to the global capital markets. Numerous factors, internal and external, may impact our access to, and the costs associated with,

HSBC Finance Corporation

these markets. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of our management of credit risks inherent in our customer base.
The merger with HSBC has improved our access to the capital markets and lowered our funding costs. In addition to providing several important sources of direct funding, our affiliation with HSBC has also expanded our access to a worldwide pool of potential investors. While these new funding synergies have somewhat reduced our reliance on traditional sources to fund our growth, we are focused on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. Because we are now a subsidiary of HSBC and our credit ratings have improved, our credit spreads relative to Treasuries have tightened relative to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of these tightened credit spreads, we recognized cash funding expense savings of approximately $600 million in 2005, $350 million in 2004 and $125 million in 2003 compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. We anticipate that these tightened credit spreads in combination with the issuance of new HSBC Finance Corporation debt and other funding synergies including asset transfers and external fee savings will enable HSBC to realize annual cash funding expense savings in excess of $1 billion per year which is anticipated to be achieved in 2006. In 2005, cash funding expense savings realized by HSBC totaled approximately $865 million.
Our long-term debt, preferred stock and commercial paper ratings, as well as the long-term debt and commercial paper ratings of our Canadian subsidiary, have been assigned investment grade ratings by all nationally recognized statistical rating organizations. For a detailed listing of the ratings that have been assigned to HSBC Finance Corporation and our significant subsidiaries as of December 31, 2005, see Exhibit 99.1 to this Form 10-K.
Our affiliates provided funding sources for our operations through draws on a bank line in the U.K., investing in our debt, acquiring credit card, private label and real estate secured receivables, providing additional common equity and underwriting sales of our debt securities and Series B preferred stock to HSBC clients and customers. In 2005, total HSBC related funding aggregated $44.1 billion. A detailed listing of the sources of such funding can be found in “Liquidity and Capital Resources” in our 2005 MD&A. We expect to continue to obtain significant funding from HSBC related sources in the future.
Historically, securitization of consumer receivables has been a source of funding and liquidity for HSBC Finance Corporation. In order to align our accounting treatment with that of HSBC, in the third quarter of 2004 we began to structure all new collateralized funding transactions as secured financings. A gain on sale of receivables is recorded in a securitization. Secured financings are recorded as debt and no gain on sale is recognized. The termination of sale treatment for new collateralized funding activity reduces reported net income under U.S. GAAP, but does not impact cash received from operations. Existing MasterCard and Visa credit card and personal non-credit card transactions were structured as sales to revolving trusts that require the addition of new receivables to support required cash distributions on outstanding securities until the contractual obligation terminates, the last of which is currently projected to occur in 2008. Until that time, replenishment gains on sale of receivables for these securitizations will continue to be reflected in our financial statements.
Generally, for each securitization and secured financing we utilize credit enhancement to obtain investment grade ratings on the securities issued by the trust. To ensure that adequate funds are available to pay investors their contractual return, we may retain various forms of interests in assets securing a funding transaction, whether structured as a securitization or a secured financing, such as over-collateralization, subordinated series, residual interests (in the case of securitizations) in the receivables or we may fund cash accounts. Over-collateralization is created by transferring receivables to the trust issuing the securities that exceed the balance of the securities to be issued. Subordinated interests provide additional assurance of payment to investors holding senior securities. Residual interests are also referred to as interest-only strip receivables and represent rights to future cash flows from receivables in a securitization trust after investors receive their contractual

HSBC Finance Corporation

return. Cash accounts can be funded by an initial deposit at the time the transaction is established and/or from interest payments on the receivables that exceed the investor’s contractual return.
Additional information on our sources and availability of funding are set forth in the “Liquidity and Capital Resources” and “Off Balance Sheet Arrangements” sections of our 2005 MD&A.
We will continue to use derivative financial instruments to hedge our currency and interest rate risk exposure. A description of our use of derivative financial instruments, including interest rate swaps and foreign exchange contracts, and other quantitative and qualitative information about our market risk is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“2005 MD&A”) under the caption “Risk Management” and Note 15, “Derivative Financial Instruments,” of our consolidated financial statements (“2005 Financial Statements”).
Regulation and Competition

Regulation
Consumer
Our consumer finance businesses operate in a highly regulated environment. These businesses are subject to laws relating to consumer protection, discrimination in extending credit, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. They also are subject to certain regulations and legislation that limit operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that a loan may bear, the amount that may be borrowed, the types of actions that may be taken to collect or foreclose upon delinquent loans or the information about a customer that may be shared. Our consumer branch lending offices are generally licensed in those jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Failure to comply with these laws and regulations may limit the ability of our licensed lenders to collect or enforce loan agreements made with consumers and may cause our lending subsidiaries to be liable for damages and penalties.
There also continues to be a significant amount of legislative activity, nationally, locally and at the state level, aimed at curbing lending practices deemed to be “predatory”, particularly when such practices are believed to discriminate against certain groups. In addition, states have sought to alter lending practices through consumer protection actions brought by state attorneys general and other state regulators. Legislative activity in this area is expected to continue targeting certain abusive practices such as loan “flipping” (making a loan to refinance another loan where there is no tangible benefit to the borrower), fee “packing” (addition of unnecessary, unwanted and unknown fees to a borrower), “equity stripping” (lending without regard to the borrower’s ability to repay or making it impossible for the borrower to refinance with another lender), and outright fraud. HSBC Finance Corporation does not condone, endorse or engage in any of these practices. We continue to work with regulators and consumer groups to create appropriate safeguards to avoid these abusive practices while allowing our borrowers to continue to have access to credit for personal purposes, such as the purchase of homes, automobiles and consumer goods. As part of this effort we have adopted a set of lending best practice initiatives. Increased legislative and regulatory focus is also expected on tax refund anticipation loans. We anticipate increased legislation seeking to limit the amount of interest rates and fees that may be charged for refund anticipation loans as well as efforts to limit permissible interchange fees charged to merchants and suppliers of services. It is possible that new legislative or regulatory initiatives will impose additional costs and rules on our businesses. Although we have the ability to react quickly to new laws and regulations, it is too early to estimate the effect, if any, these activities will have on us in a particular locality or nationally.
The Federal Financial Institutions Examination Counsel (“FFIEC”) published guidance in 2005 that mandates changes to the required minimum monthly payment amount and limits certain fees that may be charged on non-prime credit card accounts. The requirements were effective on January 1, 2006. It is anticipated that the changes will result in decreased non-prime credit card fee income and fluctuations in the provision for credit losses as credit loss provisions for prime accounts will increase as a result of higher required

HSBC Finance Corporation

monthly payments while the non-prime provision decreases due to lower levels of fees incurred by customers. We do not expect the changes will have a material impact on our consolidated results, but the impact is expected to have a material impact on the earnings of our Credit Card Services segment. Because the potential impact can only be estimated based upon numerous assumptions and a number of factors that are difficult to predict, such as changes in customer behavior, the ultimate impact will not be fully known or understood for some time.
Banking Institutions
Our credit card banking subsidiary, HSBC Bank Nevada, N.A. (“HSBC Bank Nevada”), is a Federally chartered ‘credit card bank’ which is also a member of the Federal Reserve System. HSBC Bank Nevada is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”). The deposits of HSBC Bank Nevada are insured by the FDIC, which renders it subject to relevant FDIC regulation.
As a result of our acquisition by HSBC, HSBC Finance Corporation and its subsidiaries became subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). HSBC is a bank holding company under the U.S. Bank Holding Company Act of 1956, as amended (the “BHCA”) as a result of its ownership of HSBC Bank USA. On January 1, 2004, HSBC formed a new company to hold all of its North America operations, including HSBC Finance Corporation and its subsidiaries. This company, HSBC North America Holdings Inc. (“HNAH”) is also a bank holding company under the BHCA, by virtue of its ownership and control of HSBC Bank USA. HSBC and HNAH are registered as financial holding companies under the Gramm-Leach-Bliley Act amendments to the BHCA, enabling them to offer a broad range of financial products and services.
The United States is a party to the 1988 Basel Capital Accord (the “Accord”) and U.S. bank regulatory agencies have adopted risk-based capital requirements for United States banks and bank holding companies that are generally consistent with the Accord. In addition, U.S. bank regulatory agencies have adopted ‘leverage’ capital requirements that generally require United States banks and bank holding companies to maintain a minimum amount of capital in relation to their balance sheet assets (measured on a non-risk-weighted basis). HSBC Bank Nevada is subject to these capital requirements.
In June 2004, the Basel Committee on Banking Supervision (“Basel”) published a revised capital adequacy framework for complex and internationally active banks. Banking regulators in individual countries are expected to adopt implementing rules and standards for local banking institutions under their jurisdiction. This framework (“Basel II”) is now being considered by U.S. bank regulatory agencies, including the Federal Reserve Board and the OCC. In 2005, the U.S. bank regulatory agencies delayed issuing final rules pending further analysis of capital impact studies. The U.S. bank regulatory agencies are now expected to publish proposed capital adequacy regulations implementing Basel II by mid-year 2006, followed by the final rules sometime on or around the end of 2006. The earliest that U.S. banking organizations may adopt the new rules is January 1, 2009.
In 2004, HSBC was advised by the U.S. bank regulatory agencies that HSBC North America and its subsidiaries, including HSBC Finance Corporation, are considered to be mandatory participants in the new capital framework. HSBC North America has established comprehensive Basel II implementation project teams comprised of risk management specialists representing all risk disciplines. At this time, we are unable to fully quantify the potential impact of the Basel II standards on HSBC Finance Corporation.
HSBC Bank Nevada, like other FDIC-insured banks, may be required to pay assessments to the FDIC for deposit insurance under the FDIC’s Bank Insurance Fund. Under the FDIC’s risk-based system for setting deposit insurance assessments, an institution’s assessments vary according to the level of capital an institution holds, its deposit levels and other factors.

HSBC Finance Corporation

The Federal Deposit Insurance Corporation Improvement Act of 1991 provides for extensive regulation of insured depository institutions such as HSBC Bank Nevada, including requiring Federal banking regulators to take ‘prompt corrective action’ with respect to FDIC-insured banks that do not meet minimum capital requirements. At December 31, 2005, HSBC Bank Nevada was well-capitalized under applicable OCC and FDIC regulations.
Our principal United Kingdom subsidiary (HFC Bank Limited., formerly known as HFC Bank plc) is subject to oversight and regulation by the U.K. Financial Services Authority (“FSA”) and the Irish Financial Services Regulatory Authority of the Republic of Ireland. We have indicated our intent to the FSA to maintain the regulatory capital of this institution at specified levels. We do not anticipate that any capital contribution will be required for our United Kingdom bank in the near term. In May 2005, new consumer protection laws were effective in the U.K. that will impact ongoing profitability and operations. These changes did not have a material impact on our results.
We also maintain a trust company in Canada, which is subject to regulatory supervision by the Office of the Superintendent of Financial Institutions.
Insurance
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
Competition
The consumer financial services industry in which we operate is highly fragmented and intensely competitive. We generally compete with banks, thrifts, insurance companies, credit unions, mortgage lenders and brokers, finance companies, investment banks, and other domestic and foreign financial institutions in the United States, Canada and the United Kingdom. We compete by expanding our customer base through portfolio acquisitions or alliance and co-branding opportunities, offering a variety of consumer loan products and maintaining a strong service orientation. Customers are generally attracted to consumer finance products based upon price, available credit limits and other product features. As a result, customer loyalty is often limited. We believe our focus on the specific needs of our customers, proprietary credit scoring models and strong analytics in all aspects of our business allow us to compete effectively for middle market customers.
Corporate Governance and Controls

HSBC Finance Corporation maintains a website at www.hsbcusa.com/hsbc_finance on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Our website also contains our Corporate Governance Standards and committee charters for the Audit, Compensation, Executive and Nominating and Governance Committees of our Board of Directors. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and individuals who are our customers. You can find our Statement of Business Principles and Code of Ethics on our corporate website. We also have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. You can request

HSBC Finance Corporation

printed copies of this information at no charge. Requests should be made to HSBC Finance Corporation, 2700 Sanders Road, Prospect Heights, Illinois 60070, Attention: Corporate Secretary.
HSBC Finance Corporation has a Disclosure Committee that is responsible for maintenance and evaluation of our disclosure controls and procedures and for assessing the materiality of information required to be disclosed in periodic reports filed with the SEC. Among its responsibilities is the review of quarterly certifications of business and financial officers throughout HSBC Finance Corporation as to the integrity of our financial reporting process, the adequacy of our internal and disclosure control practices and the accuracy of our financial statements.
Certifications
In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we have also filed a certification with the New York Stock Exchange (the “NYSE”) from our Chief Executive Officer certifying that he is not aware of any violation by HSBC Finance Corporation of the applicable NYSE corporate governance listing standards in effect as of March 6, 2006.
Cautionary Statement on Forward-Looking Statements

Certain matters discussed throughout this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC Finance Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.
Item 1A. Risk Factors

Many important factors, many of which are out of our control, could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. These include:

•	changes in laws and regulations, including attempts by local, state and national regulatory agencies or offices or legislative bodies to control alleged “predatory” or discriminatory lending practices through broad or targeted initiatives aimed at lenders operating in consumer lending markets, including with respect to non-traditional mortgage products and tax refund anticipation loans;
•	increased competition from well-capitalized companies or lenders with access to government sponsored organizations for our consumer segment which may impact the terms, rates, costs or profits historically included in the loan products we offer or purchase;
•	changes in accounting or credit policies, practices or standards, as they may be internally modified from time to time or changes as may be required by regulatory agencies or the Financial Accounting Standards Board;
•	changes to operational practices from time to time, such as determinations to sell receivables from our private label portfolio, structuring more collateralized funding as secured financings, or changes to our customer account management policies and practices and risk management/collection practices;

HSBC Finance Corporation

•	changes in overall economic conditions, including the interest rate environment in which we operate, the capital markets in which we fund our operations, the market values of consumer owned real estate throughout the United States, recession, employment and currency fluctuations;
•	consumer perception of the availability of credit, including price competition in the market segments we target and the ramifications or ease of filing for personal bankruptcy;
•	the effectiveness of models or programs to predict loan delinquency or loss and initiatives to improve collections in all business areas, and changes we may make from time to time in these models, programs and initiatives;
•	changes in management’s estimates of probable losses inherent in our loan portfolio;
•	continued consumer acceptance of our distribution systems and demand for our loan or insurance products;
•	changes associated with, as well as the difficulty in, integrating systems, operational functions and cultures, as applicable, of any organization or portfolio acquired by HSBC Finance Corporation, such as Metris;
•	a reduction of our debt ratings by any of the nationally recognized statistical rating organizations that rate our debt instruments to a level that is below our current rating;
•	amendments to, and interpretations of risk-based capital guidelines and reporting instructions, including changes in response to the Basel II Capital Accords;
•	the impact of raising the required minimum payments on our credit card accounts which was effective January 2006;
•	the costs, effects and outcome of regulatory reviews or litigation relating to our nonprime loan receivables or the business practices or policies of any of our business units, including, but not limited to, additional compliance requirements;
•	increased funding costs resulting from instability in the capital markets and risk tolerance of fixed income investors;
•	the costs, effects and outcomes of any litigation matter that is determined or otherwise resolved adversely to HSBC Finance Corporation or its subsidiaries;
•	the ability to attract and retain qualified personnel to support the credit risk analysis, underwriting, servicing, collection and sales functions of our businesses;
•	failure to obtain expected funding from HSBC subsidiaries and clients;
•	the impact of natural and other catastrophic disasters and the ability to collect on our receivables in affected areas; and
•	the inability of HSBC Finance Corporation to manage any or all of the foregoing risks as well as anticipated.
Item 1B. Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission Staff that have been outstanding for more than 180 days at December 31, 2005.
Item 2. Properties.

Our operations are located throughout the United States, in 10 provinces in Canada and in the United Kingdom, with principal facilities located in Lewisville, Texas; New Castle, Delaware; Brandon, Florida; Jacksonville, Florida; Tampa, Florida; Chesapeake, Virginia; Virginia Beach, Virginia; Hanover, Maryland; Minnetonka, Minnesota; Bridgewater, New Jersey; Rockaway, New Jersey; Las Vegas, Nevada; Charlotte, North Carolina; Portland, Oregon; Pomona, California; Chicago, Illinois; Elmhurst, Illinois; Franklin Park, Illinois; Mount Prospect, Illinois; Prospect Heights, Illinois; Schaumburg, Illinois; Vernon Hills, Illinois; Wood Dale, Illinois; Carmel, Indiana; Salinas, California; San Diego, California; London, Kentucky; Sioux Falls, South Dakota; Toronto, Ontario and Montreal, Quebec, Canada; Windsor, Berkshire, United Kingdom and Birmingham, United Kingdom.

HSBC Finance Corporation

Substantially all branch offices, divisional offices, corporate offices, regional processing and regional servicing center spaces are operated under lease with the exception of the headquarters building for our United Kingdom operations, a credit card processing facility in Las Vegas, Nevada; a processing center in Vernon Hills, Illinois; servicing facilities in London, Kentucky, Mt. Prospect, Illinois, Orlando, Florida and Chesapeake, Virginia; offices in Birmingham, United Kingdom and an airplane hanger in Wheeling, Illinois. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.
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
Consumer Litigation
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
Credit Card Services Litigation
On November 15, 2004, a matter entitled American Express Travel Related Services Company, Inc. v. Visa U.S.A. Inc., et al. was filed in the U.S. District Court for the Southern District of New York. This case alleged that HSBC Finance Corporation, Household Bank (SB), N.A. (the “HSBC defendants”) and others violated Sections 1 and 2 of the Sherman Act by conspiring to monopolize and unreasonably restrain trade by allegedly implementing and enforcing an agreement requiring any United States bank that issues Visa or MasterCard general cards to refuse to issue such cards from competitors, such as American Express and Discover. Plaintiff sought a declaration that defendants (including Visa, MasterCard and other banks belonging to those associations), violated the antitrust laws, and requested an injunction restraining the defendants, their directors, officers, employees, agents, successors, owners and members from “continuing or maintaining in any manner, directly or indirectly, the rules, policies, and agreements at issue,” and sought “full compensation for damages it has sustained, from each Defendant, jointly, severally,” for each of plaintiff’s claims, in an amount “to be trebled according to law, plus interest, attorneys’ fees and costs of suit”. On December 27, 2005, plaintiff and the HSBC defendants filed a stipulation of dismissal with the Court that dismissed all claims against the HSBC defendants.
Since June 2005, HSBC Finance Corporation, HSBC North America Holdings Inc., and HSBC Holdings plc., as well as other banks and the Visa and Master Card associations, were named as defendants in four class

HSBC Finance Corporation

actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) have been filed across the country against Visa, MasterCard and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. The plaintiffs filed motions with the Judicial Panel on Multidistrict Litigation (the “MDL Panel”) to consolidate these actions, and on October 19, 2005, the MDL Panel issued an order transferring all of the cases to the Eastern District of New York. At this time, we are unable to quantify the potential impact from this action, if any.
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

HSBC Finance Corporation

On June 27, 2003, a case entitled, West Virginia Laborers Pension Trust Fund v. Caspersen, et al., was filed in the Chancery Division of the Circuit Court of Cook County, Illinois as case number 03CH10808. This purported class action named as defendants the directors of Beneficial Corporation at the time of the 1998 merger of Beneficial Corporation into a subsidiary of HSBC Finance Corporation, and claimed that those directors’ due diligence of HSBC Finance Corporation at the time they considered the merger was inadequate. The Complaint claimed that as a result of some of the securities law and other violations alleged in the Jaffe case, HSBC Finance Corporation common shares lost value. Pursuant to the merger agreement with Beneficial Corporation, we assumed the defense of this litigation. In September of 2003, the defendants filed a motion to dismiss which was granted on June 15, 2004 based upon a lack of personal jurisdiction over the defendants. The plaintiffs appealed that decision. On May 11, 2005, the appellate court affirmed the trial court’s ruling. The time for any further appeals has expired. In addition, on June 30, 2004, a case entitled, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund v. Caspersen, et al., was filed in the Superior Court of New Jersey, Law Division, Somerset County as Case Number L9479-04. Other than the change in plaintiff, the suit is substantially identical to the foregoing West Virginia Laborer’s Pension Trust Fund case, and is brought by the same principal law firm that brought that suit. The defendants’ motion to dismiss was granted on February 10, 2005. After briefing and oral argument, on February 24, 2006 the appellate court affirmed the trial court’s ruling dismissing the complaint. The plaintiffs have 30 days to appeal this ruling.
With respect to these securities litigation matters, we believe that we have not, and our officers and directors have not, committed any wrongdoing and in each instance there will be no finding of improper activities that may result in a material liability to us or any of our officers or directors.
Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Not applicable

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

				Mar. 29	Jan. 1
	Year Ended	Year Ended	Year Ended	Through	Through	Year Ended December 31,
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31	Mar. 28,
	2005	2004	2003	2003	2003	2002	2001

	(Successor)	(Successor)	(Combined)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
				(in millions)
Owned Basis Statement of Income Data
Net interest income and other revenues-operating basis(1)	$13,215	$12,364	$11,633	$8,849	$2,784	$11,178	$9,606
Gain on bulk sale of private label receivables(3)	-	663	-	-	-	-	-
Loss on disposition of Thrift assets and deposits	-	-	-	-	-	378	-
Provision for credit losses on owned receivables-operating basis(1)	4,543	4,296	3,967	2,991	976	3,732	2,913
Total costs and expenses, excluding nonrecurring expense items(1)	6,009	5,601	4,993	3,811	1,182	4,290	3,875
HSBC acquisition related costs incurred by HSBC Finance Corporation	-	-	198	-	198	-	-
Settlement charge and related expenses	-	-	-	-	-	525	-
Adoption of FFIEC charge-off policies for domestic private label and MasterCard/ Visa portfolios(1),(8)	-	190	-	-	-	-	-
Income taxes	891	1,000	872	690	182	695	970

Net income(1)	$1,772	$1,940	$1,603	$1,357	$246	$1,558	$1,848

Year Ended December 31,	2005	2004	2003	2002	2001

	(Successor)	(Successor)	(Combined)	(Predecessor)	(Predecessor)
Owned Basis Selected Financial Ratios
Return on average owned assets(1)	1.27	1.57%	1.46%	1.62%	2.26%
Return on average common shareholder’s(s’) equity (1)	9.97	10.99	10.89	17.30	24.14
Net interest margin	6.73	7.33	7.75	7.57	7.85
Efficiency ratio(1)	43.52	41.64	42.77	42.63	38.40
Consumer net charge-off ratio(1)	3.03	4.00	4.06	3.81	3.32
Reserves as a percent of net charge-offs(9)	123.8	89.9	105.7	106.5	110.5
Managed Basis Selected Financial Ratios(2)
Return on average managed assets(1)	1.19	1.33%	1.19%	1.31%	1.82%
Net interest margin	6.94	7.97	8.60	8.47	8.44
Efficiency ratio(1)	43.16	41.02	35.58	35.99	34.33
Consumer net charge-off ratio(1)	3.36	4.61	4.67	4.28	3.73
Reserves as a percent of net charge-offs(9)	108.6	79.6	117.4	113.8	110.7

HSBC Finance Corporation

At December 31,	2005	2004	2003	2002	2001

	(Successor)	(Successor)	(Combined)	(Predecessor)	(Predecessor)
	(dollars are in millions)
Owned Basis Balance Sheet Data
Total assets	$156,669	$130,190	$119,052	$97,860	$88,911
Receivables:(3)
Domestic:
Real estate secured	$79,792	$61,946	$49,026	$44,140	$42,474
Auto finance	10,434	7,490	4,138	2,024	2,369
MasterCard/ Visa	23,963	12,371	9,577	7,628	6,967
Private label	356	341	9,732	9,365	9,853
Personal non-credit card	15,900	12,049	9,624	11,685	11,737
Commercial and other	208	315	399	461	505

Total domestic	$130,653	$94,512	$82,496	$75,303	$73,905

Foreign:
Real estate secured	$3,034	$2,874	$2,195	$1,679	$1,383
Auto finance	270	54	-	-	-
MasterCard/ Visa	147	2,264	1,605	1,319	1,174
Private label	2,164	3,070	2,872	1,974	1,811
Personal non-credit card	3,645	4,079	3,208	2,285	1,600
Commercial and other	-	2	2	2	2

Total foreign	$9,260	$12,343	$9,882	$7,259	$5,970

Total owned receivables:
Real estate secured	$82,826	$64,820	$51,221	$45,819	$43,857
Auto finance	10,704	7,544	4,138	2,024	2,369
MasterCard/ Visa	24,110	14,635	11,182	8,947	8,141
Private label	2,520	3,411	12,604	11,339	11,664
Personal non-credit card	19,545	16,128	12,832	13,970	13,337
Commercial and other	208	317	401	463	507

Total owned receivables	$139,913	$106,855	$92,378	$82,562	$79,875

Deposits	$37	$47	$232	$821	$6,562
Commercial paper, bank and other borrowings	11,417	9,013	9,122	6,128	12,024
Due to affiliates(4)	15,534	13,789	7,589	-	-
Long term debt	105,163	85,378	79,632	75,751	57,799
Preferred stock(5)	575	1,100	1,100	1,193	456
Common shareholder’s(s’) equity(5),(6)	18,904	15,841	16,391	9,222	7,843

Owned Basis Selected Financial Ratios
Common and preferred equity to owned assets	12.43%	13.01%	14.69%	10.64%	9.33%
Consumer two-month-and-over contractual delinquency	3.84	4.07	5.36	5.34	4.43
Reserves as a percent of receivables	3.23	3.39	4.11	4.04	3.33
Reserves as a percent of nonperforming loans	108.8	103.0	93.7	94.5	92.7

Managed Basis Balance Sheet Data and Selected Financial Ratios(2)
Total assets	$160,743	$144,415	$145,253	$122,794	$109,859
Managed receivables:(3)
Real estate secured	$82,826	$64,901	$51,415	$46,275	$44,719
Auto finance	11,896	10,223	8,813	7,442	6,395
MasterCard/ Visa	25,985	22,218	21,149	18,953	17,395
Private label	2,520	3,411	17,865	14,917	13,814
Personal non-credit card	20,552	20,010	18,936	19,446	17,993
Commercial and other	208	317	401	463	507

Total managed receivables	$143,987	$121,080	$118,579	$107,496	$100,823

Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”)(7)	7.56%	6.27%	6.64%	9.08%	7.57%
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) (7)	10.55	9.04	9.50	11.87	10.03
Tangible common equity to tangible managed assets(7)	6.07	4.67	5.04	6.83	6.24
Excluding HSBC acquisition purchase accounting adjustments:
TETMA	8.52	7.97	8.55	9.08	7.57
TETMA + Owned Reserves	11.51	10.75	11.42	11.87	10.03
Tangible common equity to tangible managed assets	7.02	6.38	6.98	6.83	6.24
Risk adjusted revenue	7.18	6.96	6.98	7.18	7.64
Consumer two-month-and-over contractual delinquency	3.89	4.24	5.39	5.24	4.46
Reserves as a percent of receivables	3.29	3.73	5.20	4.74	3.78
Reserves as a percent of nonperforming loans	108.8	108.4	118.0	112.6	105.0

(1)	The following table, which contains non-GAAP financial information is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. For 2004, the operating trends, percentages and

HSBC Finance Corporation

ratios presented below exclude the $121 million decrease in net income relating to the adoption of Federal Financial Institutions Examination Council (“FFIEC”) charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa receivables and the $423 million (after-tax) gain on the bulk sale of domestic private label receivables (excluding retail sales contracts at our consumer lending business) to an affiliate, HSBC Bank USA, National Association (“HSBC Bank USA”). For 2003, the operating results, percentages and ratios exclude $167 million (after-tax) of HSBC acquisition related costs and other merger related items and for 2002, exclude a $333 million (after-tax) settlement charge and related expenses and a $240 million (after-tax) loss on disposition of Thrift assets and deposits. See “Basis of Reporting” and “Reconciliations to GAAP Financial Measures” in Management’s Discussion and Analysis for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

Year Ended December 31,	2005	2004	2003	2002	2001

	(Successor)	(Successor)	(Combined)	(Predecessor)	(Predecessor)
	(dollars are in millions)
Operating net income	$1,772	$1,638	$1,770	$2,131	$1,848
Return on average owned assets	1.27%	1.32%	1.61%	2.21%	2.26%
Return on average common shareholder’s(s’) equity	9.97	9.21	12.08	23.94	24.14
Owned basis consumer net charge-off ratio	3.03	3.84	4.06	3.81	3.32
Managed basis consumer net charge-off ratio	3.36	4.44	4.67	4.28	3.73
Owned basis efficiency ratio	43.52	43.42	41.01	36.28	38.40
Return on average managed assets	1.19	1.12	1.32	1.80	1.82
Managed basis efficiency ratio	43.16	42.90	34.11	30.80	34.33

(2)	We have historically monitored our operations and evaluated trends on both an owned basis as shown in our financial statements and on a managed basis. Managed basis reporting (a non-GAAP financial measure) assumes that securitized receivables have not been sold and are still on our balance sheet. Managed basis information is intended to supplement, and should not be considered a substitute for, owned basis reporting and should be read in conjunction with reported owned basis results. See “Basis of Reporting” and “Reconciliations to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

(3)	In 2005, we sold our U.K. credit card business, which included receivables of $2.5 billion ($3.1 billion on a managed basis), to HSBC Bank plc. and acquired $5.3 billion in MasterCard/ Visa receivables in conjunction with our acquisition of Metris Companies, Inc. (“Metris”). In 2004, we sold $.9 billion of higher quality non-conforming real estate secured receivables and sold our domestic private label receivable portfolio (excluding retail sales contracts at our consumer lending business) of $12.2 billion ($15.6 billion on a managed basis) to HSBC Bank USA. In 2003, we sold $2.8 billion of higher quality non-conforming real estate secured receivables to HSBC Bank USA and acquired owned basis private label portfolios totaling $1.2 billion ($1.6 billion on a managed basis) and MasterCard and Visa portfolios totaling $.9 billion. In 2002, we sold $6.3 billion of real estate secured whole loans from our consumer lending and mortgage services businesses and purchased a $.5 billion private label portfolio. In 2001, we sold approximately $1 billion of MasterCard and Visa receivables as a result of discontinuing our participation in the Goldfish credit card program and purchased a $.7 billion private label portfolio.

(4)	We had received $44.1 billion, $35.7 billion and $14.7 billion in HSBC related funding as of December 31, 2005, 2004 and 2003, respectively. See Liquidity and Capital Resources for the components of this funding.

(5)	In conjunction with the acquisition by HSBC, our 7.625%, 7.60%, 7.50% and 8.25% preferred stock was converted into the right to receive cash which totaled approximately $1.1 billion. In consideration of HSBC transferring sufficient funds to make these payments, we issued $1.1 billion Series A preferred stock to HSBC on March 28, 2003. Also on March 28, 2003, we called for redemption of our $4.30, $4.50 and 5.00% preferred stock. In September 2004, HSBC North America Holdings Inc. (“HNAH”) issued a new series of preferred stock to HSBC in exchange for our Series A preferred stock. In October 2004, HSBC Investments (North America) Inc. (“HINO”) issued a new series of preferred stock to HNAH in exchange for our Series A preferred stock. Our Series A preferred stock was exchanged by HINO for $1.1 billion of additional common equity in December 2005.

(6)	In 2005, we received a capital contribution of $1.2 billion from HINO to fund a portion of the purchase in conjunction with our acquisition of Metris. Common shareholder’s equity at December 31, 2005, 2004 and 2003 reflects push-down accounting adjustments resulting from the HSBC merger.

(7)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets are non-GAAP financial ratios that are used by HSBC Finance Corporation management or certain rating agencies as a measure to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

(8)	In December 2004, we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the FFIEC for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard and Visa portfolios. The adoption of the FFIEC charge-off policies resulted in a reduction to net income of $121 million in the fourth quarter of 2004. See “Credit Quality” in Management’s Discussion and Analysis and Note 4, “Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies,” in the accompanying consolidated financial statements for further discussion of these policy changes.

(9)	The acquisition of Metris in December 2005 has positively impacted this ratio. Reserves as a percentage of net charge-offs excluding Metris at December 31, 2005 was 118.2 percent on an owned basis and 103.9 percent on a managed basis. Additionally, the adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard and Visa portfolios and subsequent sale of the domestic private label portfolio (excluding retail sales contracts at our consumer lending business) in December 2004 have negatively impacted these ratios. Reserves as a percentage of net charge-offs excluding net charge-offs associated with the domestic private label portfolio sold in 2004 and the impact of adopting FFIEC charge-off policies for these portfolios was 109.2 percent on an owned basis and 96.0 percent on a managed basis.

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
HSBC Finance Corporation provides middle-market consumers with real estate secured loans, auto finance loans, MasterCard* and Visa* credit card loans, private label credit card loans, including retail sales contracts, and personal non-credit card loans in the United States, the United Kingdom, Canada, the Republic of Ireland, Slovakia, the Czech Republic and Hungary. We also initiate tax refund anticipation loans in the United States and offer credit and specialty insurance products in the United States, the United Kingdom and Canada. We generate cash to fund our businesses primarily by collecting receivable balances; issuing commercial paper, medium and long term debt; borrowing from HSBC subsidiaries and customers; securitizing and selling consumer receivables and borrowing under secured financing facilities. We use the cash generated to invest in and support receivable growth, to service our debt obligations and to pay dividends to our parent.
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
In addition to owned basis reporting, we have historically monitored our operations and evaluated trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. See “Basis of Reporting” for further discussion of the reasons we use this non-GAAP financial measure.
Performance, Developments and Trends
Our net income was $1.8 billion in 2005, $1.9 billion in 2004 and $1.6 billion in 2003. In measuring our results, management’s primary focus is on receivable growth and operating net income (a non-GAAP financial measure which excludes certain nonrecurring items). See “Basis of Reporting” for further discussion of operating net income. Operating net income was $1.8 billion in 2005 compared to $1.6 billion in 2004 and $1.8 billion in 2003. Operating net income increased in 2005 primarily due to higher other revenues and higher net interest income, partially offset by a higher provision for credit losses as well as higher costs and expenses. Other revenues on an operating basis increased primarily due to higher fee and other income as well as higher gains on affiliate receivable sales and higher affiliate servicing fees, partially offset by lower derivative income and lower securitization related revenue. The higher gains on affiliate receivable sales and higher affiliate servicing revenue were largely driven by the gains on daily sales of domestic private label receivable originations and fees earned for servicing the domestic private label receivable portfolio sold to HSBC Bank USA, National Association (“HSBC Bank USA”) in December 2004. Fee income was higher as a result of higher credit card fees due to higher volume in our MasterCard/ Visa portfolios. Other income was higher

*	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

HSBC Finance Corporation

primarily due to higher ancillary credit card revenue and higher gains on asset sales, including the partial sale of a real estate investment. The increases were partially offset by lower securitization related revenue due to reduced securitization activity and lower derivative income. The decrease in derivative income was primarily due to an upward shift in the forward yield curve which decreased the value of our pay variable interest rate swaps which do not qualify for hedge accounting under SFAS No. 133 and to the reduction in the portfolio of receive variable interest rate swaps which do not qualify for hedge accounting. The increase in net interest income was due to growth in average receivables and an improvement in the overall yield on the portfolio, partly offset by a higher cost of funds. As discussed in more detail below, the higher provision for credit losses reflects receivable growth, increased credit loss exposure from Hurricane Katrina and higher charge-off due to significantly higher bankruptcy filings as a result of new bankruptcy legislation in the United States, partially offset by otherwise improved credit quality. Costs and expenses increased to support receivables growth as well as due to increases in marketing expenses, partially offset by lower other servicing and administrative expenses. Amortization of purchase accounting fair value adjustments increased net income by $102 million in 2005, which included $1 million relating to Metris, compared to $152 million in 2004.
Operating net income declined in 2004 compared to 2003 primarily due to higher costs and expenses and higher provision for credit losses due to receivables growth, partially offset by higher net interest income and higher other revenues. Costs and expenses increased due to receivables growth, increases in marketing expenses and higher amortization of intangibles which were established in connection with our acquisition by HSBC. Other revenues increased due to higher derivative income and higher fee and other income, partially offset by lower securitization related revenue due to reduced securitization activity. The increase in net interest income was due to higher average receivable balances, partially offset by lower yields on our receivables, particularly in real estate secured, auto finance and personal non-credit card receivables and by higher interest expense. Interest expense was higher in 2004 resulting from a larger balance sheet, partially offset by a lower cost of funds. Amortization of purchase accounting fair value adjustments increased net income by $152 million in 2004 compared to $91 million in 2003.
Our owned net interest margin was 6.73 percent in 2005 compared to 7.33 percent in 2004 and 7.75 percent in 2003. The decrease in 2005 was due to higher funding costs, partially offset by improvements in the overall yield on the portfolio. The higher yields in 2005 are due to increases in our rates on variable rate products which were in line with market movements and various other repricing initiatives. In addition, there was a net increase in yields due to a change in receivables mix in the owned balance sheet. Increased levels of higher yielding MasterCard/ Visa and personal non-credit card receivables were held on the balance sheet due to lower securitization activity, but the effect of this on yields was partially offset by growth in lower yielding real estate secured and auto finance receivables as well as higher levels of near-prime receivables and a significant decline in the level of private label receivables as discussed above. The decrease in net interest margin in 2004 was due to lower overall yields on our receivables, partially offset by lower funding costs. The lower yields in 2004 reflect a change in mix with higher levels of near-prime receivables, competitive pressure on pricing and the run-off of higher yielding real estate secured receivables, including second lien loans, largely due to refinancing activity.
In August 2005, Hurricane Katrina (“Katrina”) caused destruction and loss to individuals, businesses and public infrastructure. As of December 31, 2005, we had $1.3 billion, or 1.0 percent ($1.3 billion or 1.0 percent on a managed basis) of consumer receivables outstanding with customers living in the Katrina Federal Emergency Management Agency (“FEMA”) designated Individual Assistance disaster areas(1) with approximately $835 million of these receivables secured by real estate. Assessment of the impact of Katrina on the collectibility of these receivables has been complicated by the number of customers that were displaced from their primary residence. Estimates of loss take into account a number of factors, such as:

•	how the current and long-term financial impact of the disaster on our customers will affect future loan payments;

(1)	Customers in the Individual Assistance Counties, as defined by FEMA on the list last updated and published on September 9, 2005.

HSBC Finance Corporation

•	the condition and value of any collateral supporting the amounts outstanding; and
•	the availability of insurance to cover losses on the underlying collateral.
In an effort to assist our customers affected by the disaster, we initiated various programs including extended payment arrangements and interest and fee waivers for up to 90 days or more for certain products depending on customer circumstances. These interest and fee waivers totaled $14 million during 2005. We recorded an incremental provision for credit losses for Katrina of $185 million in 2005, which represents our best estimate of Katrina’s impact on our loan portfolio. Because our estimate is influenced by factors outside of our control, there is uncertainty inherent in the estimate, making it reasonably possible that it could change. As additional information becomes available relating to the financial condition of our affected customers, the physical condition of the collateral for loans which are secured by real estate and the resultant impact on customer payment patterns, we will continue to review our estimate of credit loss exposure relating to Katrina and any adjustments will be reported in earnings when they become known. During the fourth quarter of 2005, $11 million of loan accounts outstanding to affected customers was charged-off in accordance with our charge-off policies.
During 2005, we experienced higher bankruptcy filings, in particular during the period leading up to the October 17, 2005 effective date of new bankruptcy legislation in the United States. We had been maintaining credit loss reserves in anticipation of the impact this new legislation would have on net charge-offs. However, the magnitude of the spike in bankruptcies experienced immediately before the new legislation became effective was larger than anticipated which resulted in an additional $100 million credit loss provision being recorded during the third quarter of 2005. Our fourth quarter results include an estimated $125 million in incremental charge-offs of principal, interest and fees and $113 million in provision expense attributable to bankruptcy reform. The incremental charge-offs in the fourth quarter of 2005 are primarily related to our MasterCard/ Visa portfolio where bankrupt accounts charge-off sooner than in our secured and personal non-credit card portfolios in accordance with our charge-off policies for these products. This provision expense included in our fourth quarter results relating to bankruptcies in our secured and personal non-credit card portfolios will not begin to migrate to charge-off until 2006 in accordance with their respective charge-off policies. As expected, the number of bankruptcy filings subsequent to the enactment of this new legislation have decreased dramatically. We believe that a portion of the increase in net charge-offs resulting from the higher bankruptcy filings is an acceleration of net charge-offs that would otherwise have been experienced in future periods.
Owned receivables increased to $139.9 billion at December 31, 2005, a 30.9 percent increase from December 31, 2004. With the exception of our private label portfolio, we experienced growth in all our receivable products with real estate secured receivables being the primary contributor of the growth. Real estate secured receivable levels reflect sales to HSBC Bank USA in 2004 and 2003 and purchases of correspondent receivables directly by HSBC Bank USA of $1.5 billion and $2.8 billion during 2005 and 2004, a portion of which we otherwise would have purchased. Purchases of real estate secured receivables from our correspondents by HSBC Bank USA were discontinued effective September 1, 2005. Additionally, as discussed in more detail below, our owned receivable balances increased in 2005 by $5.3 billion as a result of our acquisition of Metris Companies, Inc. and decreased by $2.5 billion as a result of the sale of our U.K. credit card business. Lower securitization levels also contributed to the increase in owned receivables in 2005.
We previously reported that as part of ongoing integration efforts with HSBC we have been working with HSBC to determine if management efficiencies could be achieved by transferring all or a portion of our U.K. and other European operations to HSBC Bank plc (“HBEU”), a U.K. based subsidiary of HSBC, and/or one or more unrelated third parties. In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables ($3.1 billion on a managed basis), the associated cardholder relationships and the related retained interests in securitized credit card receivables to HBEU for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above,

HSBC Finance Corporation

the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and the related leaseholds and call center employees to provide customer continuity after the transfer, as well as to allow HBEU direct ownership and control of origination and customer service. We have retained the collection operations related to the credit card operations and have entered into a service level agreement for a period of not less than two years to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations to HBEU for a fee. Additionally, the management teams of HBEU and our remaining U.K. operations will be jointly involved in decision making involving card marketing to ensure that growth objectives are met for both businesses. Because the sale of this business is between affiliates under common control, the premium received in excess of the book value of the assets transferred of $182 million, including the goodwill assigned to this business, has been recorded as an increase to additional paid in capital and has not been included in earnings. In future periods, the net interest income, fee income and provision for credit losses related to the U.K. credit card business will be reduced, while other income will be increased by the receipt of servicing and support services revenue from HBEU. We do not anticipate that the net effect of this sale will result in a material reduction of our consolidated net income. We continue to evaluate strategic alternatives with respect to our other U.K. and European operations.
Additionally, in a separate transaction in December 2005, we transferred our information technology services employees in the U.K. to a subsidiary of HBEU. Subsequent to the transfer, operating expenses relating to information technology, which have previously been reported as salaries and fringe benefits or other servicing and administrative expenses, are now billed to us by HBEU and reported as support services from HSBC affiliates. During the first quarter of 2006, we anticipate that the information technology equipment in the U.K. will be sold to HBEU for a purchase price equal to the book value of these assets.
Our return on average common shareholder’s(s’) equity (“ROE”) was 9.97 percent in 2005 compared to 10.99 percent in 2004, and 10.89 percent in 2003. Our return on average owned assets (“ROA”) was 1.27 percent in 2005 compared to 1.57 percent in 2004 and 1.46 percent in 2003. On an operating basis, ROE was 9.97 percent in 2005 compared to 9.21 percent in 2004 and 12.08 percent in 2003, and ROA was 1.27 percent in 2005 compared to 1.32 percent in 2004 and 1.61 percent in 2003. The increase in our operating basis ROE in 2005 reflects higher net income, as discussed above, while average common shareholder’s equity remained flat. Operating basis ROA decreased during 2005 and 2004 as average owned assets increase at a faster pace than operating net income primarily due to lower net interest margin, lower securitization revenue and, in 2005, lower derivative income.
Our owned basis efficiency ratio was 43.52 percent in 2005 compared to 41.64 percent in 2004 and 42.77 percent in 2003. Our owned basis efficiency ratio on an operating basis was 43.52 percent in 2005 compared to 43.42 percent in 2004 and 41.01 percent in 2003. These ratios have been significantly impacted by the results of the domestic private label portfolio which was sold in December 2004. Excluding the results of this domestic private label portfolio from both periods, our 2005 efficiency ratio improved 259 basis points as compared to 2004. This improvement is primarily a result of higher net interest income and other revenues due to higher levels of owned receivables as discussed above, partially offset by the increase in total costs and expenses to support receivable growth. In 2004, the deterioration in the efficiency ratio on an operating basis reflects higher operating expenses including higher intangible amortization, lower securitization related revenue and lower overall yields on our receivables, partially offset by higher derivative income.
On December 1, 2005, we acquired Metris Companies Inc. (“Metris”) for $1.6 billion in cash. In order to support this acquisition, we received a $1.2 billion capital contribution from our parent, HSBC Investments (North America) Inc. (“HINO”). This acquisition will expand our presence in the near-prime credit card market and will strengthen our capabilities to serve the full spectrum of credit card customers This acquisition resulted in an increase in our MasterCard/ Visa credit card receivable portfolio of $5.3 billion. See Note 3, “Acquisitions,” to our accompanying consolidated financial statements for additional information on the acquisition of Metris.

HSBC Finance Corporation

Credit Quality
Our owned basis two-months-and-over contractual delinquency ratio decreased to 3.84 percent at December 31, 2005 from 4.07 percent at December 31, 2004. The decrease is consistent with the improvements in the delinquency trends we experienced beginning in 2004 as a result of portfolio growth including higher levels of real estate secured receivables, improvements in the economy, better underwriting standards and improved credit quality of originations. These decreases were partially offset by higher bankruptcy delinquency in our secured and personal non-credit card receivable portfolios resulting from the spike in bankruptcy filings in the United States discussed above, which will not begin to migrate to charge-off until 2006. In addition, our delinquency ratio was positively impacted by the charge-off in the fourth quarter of 2005 of a significant number of accounts in our domestic MasterCard/ Visa portfolio as a result of the spike in bankruptcy filings in the United States discussed above. Dollars of delinquency at December 31, 2005 increased compared to December 31, 2004 due to higher levels of owned receivables in 2005 resulting from a decline in securitized levels and receivable growth as well as the higher delinquency levels from higher bankruptcy filings in our real estate secured, auto finance and personal non-credit card receivable portfolios discussed above.
Net charge-offs as a percentage of average consumer receivables for 2005 decreased 97 basis points from 2004 (or 81 basis points excluding the impact of the adoption of FFIEC charge-off policies in December 2004 for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa portfolios) primarily as a result of portfolio growth, the positive impact from the lower delinquency levels we experienced throughout 2005 as a result of a strong economy as well as improved credit quality of originations. This was partially offset by an increase in charge-offs in the fourth quarter of 2005 for our MasterCard/ Visa receivable portfolio resulting from the spike in bankruptcy filings prior to the effective date of new bankruptcy legislation in the United States. While our real estate secured, auto finance and personal non-credit card receivables also experienced a spike in bankruptcy filings prior to the effective date of the new legislation, these accounts have not yet migrated to charge-off in accordance with our charge-off policies for these receivable products. Also contributing to the decrease in 2005 was a shift in mix to higher levels of higher credit quality receivables, particularly real estate secured and auto finance receivables, partially as a result of the sale of our domestic private label receivable portfolio in December 2004 as discuss above.
During 2005, our credit loss reserves increased as a result of higher levels of owned receivables, including lower securitization levels which results in an increase in our interest in the receivables of certain securitization trusts, additional reserves resulting from the Metris acquisition, higher dollars of delinquency driven by growth, increases in bankruptcy filings in both our domestic and foreign operations and higher credit loss exposure resulting from Katrina and changes in the required minimum monthly payment for credit card accounts. These increases were partially offset by the impact of improved credit quality, and a shift in mix to higher levels of secured receivables and the release of credit loss reserves of $104 million from the sale of our U.K. credit card business in December 2005.
Funding and Capital
During 2005, we supplemented unsecured debt issuances with proceeds from the continuing sale of newly originated domestic private label receivables to HSBC Bank USA following the bulk sale of this portfolio in December 2004, debt issued to affiliates, increased levels of secured financings and higher levels of commercial paper compared to December 31, 2004. Because we are now a subsidiary of HSBC, our credit ratings have improved and our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of tightened credit spreads, we recognized cash funding expense savings in excess of approximately $600 million during 2005, $350 million in 2004 and $125 million in 2003 compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. It is anticipated that these tightened credit spreads in combination with the issuance of HSBC Finance Corporation debt and other funding synergies including asset transfers and external fee savings will enable HSBC to realize annual cash

HSBC Finance Corporation

funding expense savings in excess of $1 billion per year which is anticipated to be achieved in 2006. In 2005, the cash funding expense savings realized by HSBC totaled approximately $865 million.
Securitization of consumer receivables has been a source of funding and liquidity for us. In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under International Financial Reporting Standards (“IFRS”), starting in the third quarter of 2004 we began to structure all new collateralized funding transactions as secured financings. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in 2008. Private label trusts that publicly issued securities are now replenished by HSBC Bank USA as a result of the daily sale of new domestic private label credit card originations to HSBC Bank USA. We will continue to replenish at reduced levels certain non-public personal non-credit card securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take time for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. There is no impact, however, on cash received from operations. In 2005, our net interest-only strip receivables, excluding the mark-to-market adjustment recorded in accumulated other comprehensive income and the U.K. credit card portion purchased by HBEU, decreased $253 million. In 2004, our net interest-only strip receivables, excluding both the mark-to-market adjustment recorded in accumulated other comprehensive income and the private label portion purchased by HSBC Bank USA, decreased $466 million.
Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”) was 7.56 percent at December 31, 2005, and 6.27 percent at December 31, 2004. TETMA + Owned Reserves was 10.55 percent at December 31, 2005 and 9.04 percent at December 31, 2004. Tangible common equity to tangible managed assets was 6.07 percent at December 31, 2005 and 4.67 percent at December 31, 2004. Beginning in the third quarter of 2005, and with the agreement of applicable rating agencies, we have refined our definition of TETMA and TETMA + Owned Reserves to exclude the Adjustable Conversion-Rate Equity Security Units for all periods subsequent to our acquisition by HSBC as this more accurately reflects the impact of these items on our equity. All periods subsequent to our acquisition by HSBC have been revised to reflect the current period presentation. Our capital levels at December 31, 2005 reflect a capital contribution of $1.2 billion from HINO. Capital levels also reflect common stock dividends of $980 million and $2.6 billion paid to our parent in 2005 and 2004, respectively. Tangible common equity at December 31, 2005 reflects the exchange of our Series A Preferred Stock of $1.1 billion plus accrued and unpaid interest for common equity in December 2005. These ratios represent non-GAAP financial ratios that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Reconciliations to GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent GAAP basis financial measure.
Future Prospects
Our continued success and prospects for growth are dependent upon access to the global capital markets. Numerous factors, both internal and external, may impact our access to, and the costs associated with, these markets. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our management of credit risks inherent in our customer base. Our acquisition by HSBC has improved our access to the capital markets. It also has given us the ability to use HSBC’s liquidity to partially fund our operations and reduce our overall reliance on the debt markets. Our affiliation with HSBC has also expanded our access to a worldwide pool of potential investors.
Our results are also impacted by general economic conditions, primarily unemployment, underemployment and interest rates, which are largely out of our control. Because we generally lend to customers who have limited credit histories, modest incomes and high debt-to-income ratios or who have experienced prior credit

HSBC Finance Corporation

problems, our customers are generally more susceptible to economic slowdowns than other consumers. When unemployment and underemployment increase, a higher percentage of our customers default on their loans and our charge-offs increase. Changes in interest rates generally affect both the rates that we charge to our customers and the rates that we must pay on our borrowings. In 2005, the interest rates that we paid on our debt increased. While our receivable portfolio in 2005 consisted of a higher mix of near-prime receivables and real estate secured receivables which in general carry lower yields than other types of receivables we offer, we have experienced higher yields on our receivables in 2005 as a result of increased pricing on variable rate products in line with market movements as well as other repricing initiatives. Our ability to adjust our pricing on some of our products reduces our exposure to an increase in interest rates. The primary risks and opportunities to achieving our business goals in 2006, which are largely dependent upon economic conditions, could result in changes to loan volume, charge-offs and net interest income.
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
In addition to the GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-GAAP basis:
Operating Results, Percentages and Ratios Certain percentages and ratios have been presented on an operating basis and have been calculated using “operating net income,” a non-GAAP financial measure. “Operating net income” is net income excluding certain nonrecurring items shown in the following table:

	2005	2004	2003

	(in millions)
Net income	$1,772	$1,940	$1,603
Gain on bulk sale of private label receivables, after tax	-	(423)	-
Adoption of FFIEC charge-off policies for domestic private label and MasterCard and Visa portfolios, after tax	-	121	-
HSBC acquisition related costs and other merger related items, after tax	-	-	167

Operating net income	$1,772	$1,638	$1,770

We believe that excluding these nonrecurring items helps readers of our financial statements to better understand the results and trends of our underlying business. While we continue to make daily sales of new private label receivable originations to HSBC Bank USA, we consider the initial gain on bulk sale of the receivable portfolio including the retained interests associated with securitized private label receivables as nonrecurring because our results of operations for 2004 also include the net interest income, fee income, credit losses and securitization related revenue generated by the portfolio and the related retained securitization interests through the date of sale on December 29, 2004. As a result of this transaction, our net interest income, fee income, provision for credit losses and securitization related revenue from this portfolio has been substantially reduced while other revenues has substantially increased as reduced securitization related

HSBC Finance Corporation

revenue associated with private label receivables has been more than offset by gains from daily sales of newly originated private label receivables and servicing revenue on the portfolio received from HSBC Bank USA.
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
Debt analysts, rating agencies and fixed income investors have also historically evaluated our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables such investors and other interested parties to better understand the performance and quality of our entire loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned and securitized portfolios. As the level of our securitized receivables falls over time, managed basis and owned basis results will eventually converge. We have begun reporting “Management Basis” results (a non-GAAP financial measure) in Reports on Form 8-K with our quarterly results. Management Basis reporting, in addition to managed basis adjustments, assumes the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on balance sheet. We have begun reporting “Management Basis” results (a non-GAAP financial measure) in Reports on Form 8-K with our quarterly results. Management Basis reporting, in addition to managed basis adjustments, assumes the private label and real estate receivables transferred to HSBC Bank USA have not been sold and remain on balance sheet. As we continue to manage and service receivables sold to HSBC Bank USA, we make decisions about allocating certain resources, such as employees, on a Management Basis.
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
We and certain rating agencies also monitor our equity ratios excluding the impact of the HSBC acquisition purchase accounting adjustments. We do so because we believe that the HSBC acquisition purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations.
Preferred securities issued by certain non-consolidated trusts are considered equity in the TETMA and TETMA + Owned Reserves calculations because of their long-term subordinated nature and the ability to defer dividends. Previously, our Adjustable Conversion-Rate Equity Security Units, adjusted for HSBC acquisition purchase accounting adjustments, were also considered equity in these calculations. Beginning in the third quarter of 2005, and with the agreement of applicable rating agencies, we have refined our definition of TETMA and TETMA + Owned Reserves to exclude the Adjustable Conversion-Rate Equity Security Units for all periods subsequent to our acquisition by HSBC as this more accurately reflects the impact of these items on our equity. All periods subsequent to our acquisition by HSBC have been revised to reflect the current period presentation.

HSBC Finance Corporation

International Financial Reporting Standards Because HSBC reports results in accordance with IFRS and IFRS results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRS (a non-U.S. GAAP financial measure). The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRS basis:

Year Ended
2005

(in millions)
Net income – U.S. GAAP basis	$1,772
Adjustments, net of tax:
Securitizations	155
Derivatives and hedge accounting (including fair value adjustments)	(83)
Intangible assets	174
HSBC acquisition purchase accounting adjustments	292
Loan origination	(39)
Changes in tax estimates and exposures	66
Gain on sale of U.K. credit card business to HBEU	176
Other	47

Net income – IFRS basis	$2,560

Differences between U.S. GAAP and IFRS are as follows:
Securitizations
IFRS

•	The recognition of securitized assets is governed by a three-step process. The process may be applied to the whole asset, or a part of an asset:

–	If the rights to the cash flows arising from securitized assets have been transferred to a third party, the assets concerned are derecognized.
–	If the rights to the cash flows are retained by HSBC but there is a contractual obligation to pay them to another party, the securitized assets concerned are derecognized if certain conditions are met such as, for example, when there is no obligation to pay amounts to the eventual recipient unless an equivalent amount is collected from the original asset.
–	If some significant risks and rewards of ownership have been transferred, but some have also been retained, it must be determined whether or not control has been retained. If control has been retained, HSBC continues to recognize the asset to the extent of its continuing involvement; if not, the asset is derecognized.
–	The impact from securitizations resulting in higher net income under IFRS is due to the recognition of income on securitized receivables under US GAAP in prior periods.
US GAAP

•	SFAS 140 “Accounting for Transfers and Servicing of Finance Assets and Extinguishments of Liabilities” requires that receivables that are sold to a special purpose entity and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over the securitized assets.
•	Control is surrendered over transferred assets if, and only if, all of the following conditions are met:

–	The transferred assets are put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.
–	Each holder of interests in the transferee (i.e. holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.

HSBC Finance Corporation

–	The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

•	If these conditions are not met the securitized assets should continue to be consolidated.
•	When HSBC retains an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the special purpose entity (“SPE”), HSBC recognizes this interest at fair value on sale of the assets to the SPE.
Derivatives and hedge accounting
IFRS

•	Derivatives are recognized initially, and are subsequently remeasured, at fair value. Fair values of exchange-traded derivatives are obtained from quoted market prices. Fair values of over-the-counter (“OTC”) derivatives are obtained using valuation techniques, including discounted cash flow models and option pricing models.
•	In the normal course of business, the fair value of a derivative on initial recognition is considered to be the transaction price (i.e. the fair value of the consideration given or received). However, in certain circumstances the fair value of an instrument will be evidenced by comparison with other observable current market transactions in the same instrument (i.e. without modification or repackaging) or will be based on a valuation technique whose variables include only data from observable markets, including interest rate yield curves, option volatilities and currency rates. When such evidence exists, HSBC recognizes a trading profit or loss on inception of the derivative. When unobservable market data have a significant impact on the valuation of derivatives, the entire initial change in fair value indicated by the valuation model is not recognized immediately in the income statement but is recognized over the life of the transaction on an appropriate basis or recognized in the income statement when the inputs become observable, or when the transaction matures or is closed out.
•	Derivatives may be embedded in other financial instruments; for example, a convertible bond has an embedded conversion option. An embedded derivative is treated as a separate derivative when its economic characteristics and risks are not clearly and closely related to those of the host contract, its terms are the same as those of a stand-alone derivative, and the combined contract is not held for trading or designated at fair value through profit and loss. These embedded derivatives are measured at fair value with changes in fair value recognized in the income statement.
•	Derivatives are classified as assets when their fair value is positive, or as liabilities when their fair value is negative. Derivative assets and liabilities arising from different transactions are only netted if the transactions are with the same counterparty, a legal right of offset exists, and the cash flows are intended to be settled on a net basis.
•	The method of recognizing the resulting fair value gains or losses depends on whether the derivative is held for trading, or is designated as a hedging instrument and, if so, the nature of the risk being hedged. All gains and losses from changes in the fair value of derivatives held for trading are recognized in the income statement. When derivatives are designated as hedges, HSBC classifies them as either: (i) hedges of the change in fair value of recognized assets or liabilities or firm commitments (“fair value hedge”); (ii) hedges of the variability in highly probable future cash flows attributable to a recognized asset or liability, or a forecast transaction (“cash flow hedge”); or (iii) hedges of net investments in a foreign operation (“net investment hedge”). Hedge accounting is applied to derivatives designated as hedging instruments in a fair value, cash flow or net investment hedge provided certain criteria are met.
Hedge Accounting:

–	It is HSBC’s policy to document, at the inception of a hedge, the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking the hedge. The policy also requires documentation of the assessment, both at hedge inception and on an ongoing basis, of whether the derivatives that are used in hedging transactions are highly effective

HSBC Finance Corporation

in offsetting changes in fair values or cash flows of hedged items attributable to the hedged risks. Interest on designated qualifying hedges is included in “Net interest income”.
Fair value hedge:

–	Changes in the fair value of derivatives that are designated and qualify as fair value hedging instruments are recorded in the income statement, together with changes in the fair values of the assets or liabilities or groups thereof that are attributable to the hedged risks.
–	If the hedging relationship no longer meets the criteria for hedge accounting, the cumulative adjustment to the carrying amount of a hedged item is amortized to the income statement based on a recalculated effective interest rate over the residual period to maturity, unless the hedged item has been derecognized whereby it is released to the income statement immediately.
Cash flow hedge:

–	The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. Any gain or loss relating to an ineffective portion is recognized immediately in the income statement.
–	Amounts accumulated in equity are recycled to the income statement in the periods in which the hedged item will affect profit or loss. However, when the forecast transaction that is hedged results in the recognition of a non-financial asset or a non-financial liability, the gains and losses previously deferred in equity are transferred from equity and included in the initial measurement of the cost of the asset or liability.
–	When a hedging instrument expires or is sold, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity until the forecast transaction is ultimately recognized in the income statement. When a forecast transaction is no longer expected to occur, the cumulative gain or loss that was reported in equity is immediately transferred to the income statement.
Net investment hedge:

–	Hedges of net investments in foreign operations are accounted for in a similar manner to cash flow hedges. Any gain or loss on the hedging instrument relating to the effective portion of the hedge is recognized in equity; the gain or loss relating to the ineffective portion is recognized immediately in the income statement. Gains and losses accumulated in equity are included in the income statement on the disposal of the foreign operation.
Hedge effectiveness testing:

–	IAS 39 requires that at inception and throughout its life, each hedge must be expected to be highly effective (prospective effectiveness) to qualify for hedge accounting. Actual effectiveness (retrospective effectiveness) must also be demonstrated on an ongoing basis.
–	The documentation of each hedging relationship sets out how the effectiveness of the hedge is assessed.
–	For prospective effectiveness, the hedging instrument must be expected to be highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period for which the hedge is designated. For retrospective effectiveness, the changes in fair value or cash flows must offset each other in the range of 80 per cent to 125 per cent for the hedge to be deemed effective.
Derivatives that do not qualify for hedge accounting:

–	All gains and losses from changes in the fair value of any derivatives that do not qualify for hedge accounting are recognized immediately in the income statement. These gains and losses are reported in “Trading income”, except where derivatives are managed in conjunction with financial instruments designated at fair value, in which case gains and losses are reported in “Net income from financial instruments designated at fair value,” other than interest settlements or derivatives used to hedge issues of our debt which are reported in “Interest payable.”

HSBC Finance Corporation

US GAAP

•	The accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” is generally consistent with that under IAS 39, which HSBC has followed in its IFRS reporting from January 1, 2005, as described above. However, specific assumptions regarding hedge effectiveness under US GAAP are not permitted by IAS 39.
•	The requirements of SFAS No. 133 have been effective from January 1, 2001.
•	The US GAAP ‘shortcut method’ permits an assumption of zero ineffectiveness in hedges of interest rate risk with an interest rate swap provided specific criteria have been met. IAS 39 does not permit such an assumption, requiring a measurement of actual ineffectiveness at each designated effectiveness testing date.
•	In addition, IFRS allows greater flexibility in the designation of the hedged item. Under US GAAP, all contractual cash flows must form part of the designated relationship, whereas IAS 39 permits the designation of identifiable benchmark interest cash flows only.
•	Certain issued structured notes are classified as trading liabilities under IFRS, but not under US GAAP. Under IFRS, these notes will be held at fair value, with changes in fair value reflected in the profit and loss account. Under US GAAP, if the embedded derivative is not “clearly and closely related” to the host contract, the embedded derivative will be bifurcated and held at fair value, the host contract will be marked at amortized cost, and changes in both will be reflected in the profit and loss account. If the embedded derivative is “clearly and closely related” to the host contract, the issued note will be held at amortized cost in its entirety, with changes in the amortized cost reflected in the profit and loss account.
•	Under US GAAP, derivatives receivable and payable with the same counterparty may be reported net on the balance sheet when there is an executed ISDA Master Netting Arrangement covering enforceable jurisdictions. These contracts do not meet the requirements for set off under IAS 32 and hence are presented gross on the balance sheet for IFRS.
Designation of financial assets and liabilities at fair value through profit and loss
IFRS

•	Under IAS 39, a financial instrument, other than one held for trading, is classified in this category if it meets the criteria set out below, and is so designated by management. An entity may designate financial instruments at fair value where the designation:

–	eliminates or significantly reduces a measurement or recognition inconsistency that would otherwise arise from measuring financial assets or financial liabilities or recognizing the gains and losses on them on different bases; or
–	applies to a group of financial assets, financial liabilities or both that is managed and its performance evaluated on a fair value basis, in accordance with a documented risk management or investment strategy, and where information about that group of financial instruments is provided internally on that basis to key management personnel; or
–	relates to financial instruments containing one or more embedded derivatives that significantly modify the cash flows resulting from those financial instruments.

•	Financial assets and financial liabilities so designated are recognized initially at fair value, with transaction costs taken directly to the income statement, and are subsequently remeasured at fair value. This designation, once made, is irrevocable in respect of the financial instruments to which it is made. Financial assets and financial liabilities are recognized using trade date accounting.
•	Gains and losses from changes in the fair value of such assets and liabilities are recognized in the income statement as they arise, together with related interest income and expense and dividends, within “Net income from financial instruments designated at fair value”.

HSBC Finance Corporation

US GAAP

•	There are no provisions in US GAAP to make an election similar to that in IAS 39.

–	Generally, for financial assets to be measured at fair value with gains and losses recognized immediately in the income statement, they must meet the definition of trading securities in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. Financial liabilities are generally reported at amortized cost under US GAAP.
Goodwill, Purchase Accounting and Intangibles
IFRS

•	Prior to 1998, goodwill under UK GAAP was written off against equity. HSBC did not elect to reinstate this goodwill on its balance sheet upon transition to IFRS. From January 1, 1998 to December 31, 2003 goodwill was capitalized and amortized over its useful life. The book value of goodwill existing at December 31, 2003 under UK GAAP was carried forward under IFRS from January 1, 2004, subject to certain adjustments.
•	IFRS 3 “Business Combinations” requires that goodwill should not be amortized but should be tested for impairment at least annually at the reporting unit level by applying a test based on recoverable amounts.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their market price on the date the transaction is completed.
US GAAP

•	Up to June 30, 2001, goodwill acquired was capitalized and amortized over its useful life which could not exceed 25 years. The amortization of previously acquired goodwill ceased with effect from December 31, 2001.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their average market price over a reasonable period before and after the date on which the terms of the acquisition are agreed and announced.
•	Changes in tax estimates of the basis in assets and liabilities or other tax estimates recorded at the date of acquisition by HSBC are adjusted against goodwill.
Loan origination
IFRS

•	Certain loan fee income and incremental directly attributable loan origination costs are amortized to the income statement over the life of the loan as part of the effective interest calculation under IAS 39.
US GAAP

•	Certain loan fee income and direct but not necessarily incremental loan origination costs, including an apportionment of overheads, are amortized to the profit and loss account over the life of the loan as an adjustment to interest income (SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.)
Loan impairment
IFRS

•	When statistical models, using historic loss rates adjusted for economic conditions, provide evidence of impairment in portfolios of loans, their values are written down to their net recoverable amount. The net recoverable amount is the present value of the estimated future recoveries discounted at the portfolio’s original effective interest rate. The calculations include a reasonable estimate of recoveries on loans individually identified for write-off pursuant to HSBC’s credit guidelines.

HSBC Finance Corporation

US GAAP

•	Where the delinquency status of loans in a portfolio is such that there is no realistic prospect of recovery, the loans are written off in full, or to recoverable value where collateral exists. Delinquency depends on the number of days payment is overdue. The delinquency status is applied consistently across similar loan products in accordance with HSBC’s credit guidelines. When local regulators mandate the delinquency status at which write-off must occur for different retail loan products and these regulations reasonably reflect estimable recoveries on individual loans, this basis of measuring loan impairment is reflected in US GAAP accounting. Cash recoveries relating to pools of such written-off loans, if any, are reported as loan recoveries upon collection.
Gain on sale of U.K. credit card business to HBEU
IFRS

•	IFRS requires that all items of income and expense recognized in a period to be included in profit and loss unless another standard or an interpretation requires otherwise.
US GAAP

•	US GAAP requires that transfers of assets including non-financial assets between affiliates under common control be treated as capital transactions.
Quantitative Reconciliations of Non-GAAP Financial Measures to GAAP Financial Measures For a reconciliation of managed basis net interest income, fee income and provision for credit losses to the comparable owned basis amounts, see Note 22, “Business Segments,” to the accompanying consolidated financial statements. For a reconciliation of our owned loan portfolio by product to our managed loan portfolio, see Note 6, “Receivables,” to the accompanying consolidated financial statements. For additional quantitative reconciliations of non-GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to GAAP Financial Measures.”
Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We believe our policies are appropriate and fairly present the financial position of HSBC Finance Corporation.
The significant accounting policies used in the preparation of our financial statements are more fully described in Note 2, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements. Certain critical accounting policies, which affect the reported amounts of assets, liabilities, revenues and expenses, are complex and involve significant judgment by our management, including the use of estimates and assumptions. We recognize the different inherent loss characteristics in each of our loan products as well as the impact of operational policies such as customer account management policies and practices and risk management/collection practices. As a result, changes in estimates, assumptions or operational policies could significantly affect our financial position or our results of operations. We base and establish our accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions, customer account management policies and practices, risk management/collection practices, or other conditions as discussed below.
We believe that of the significant accounting policies used in the preparation of our consolidated financial statements, the items discussed below involve critical accounting estimates and a high degree of judgment and complexity. Our management has discussed the development and selection of these critical accounting policies with our external auditors and the audit committee of our Board of Directors, including the underlying

HSBC Finance Corporation

estimates and assumptions, and the audit committee has reviewed our disclosure relating to these accounting policies and practices in this MD&A.
Credit Loss Reserves Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed to us when they become contractually due. Consequently, we maintain credit loss reserves at a level that we consider adequate, but not excessive, to cover our estimate of probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing portfolio. Loss reserve estimates are reviewed periodically, and adjustments are reflected through the provision for credit losses in the period when they become known. We believe the accounting estimate relating to the reserve for credit losses is a “critical accounting estimate” for the following reasons:

•	The provision for credit losses totaled $4.5 billion in 2005, $4.3 billion in 2004 and $4.0 billion in 2003 and changes in the provision can materially affect net income. As a percentage of average owned receivables, the provision was 3.76 percent in 2005 compared to 4.28 percent in 2004 and 4.45 percent in 2003.
•	Estimates related to the reserve for credit losses require us to consider future delinquency and charge-off trends which are uncertain and require a high degree of judgment.
•	The reserve for credit losses is influenced by factors outside of our control such as customer payment patterns, economic conditions, bankruptcy trends and changes in laws and regulations.
Because our loss reserve estimate involves judgment and is influenced by factors outside of our control, it is reasonably possible such estimates could change. Our estimate of probable net credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions which influence growth, portfolio seasoning, bankruptcy trends, delinquency rates and the flow of loans through the various stages of delinquency, or buckets, the realizable value of any collateral and actual loss exposure. Changes in such estimates could significantly impact our credit loss reserves and our provision for credit losses. For example, a 10% change in our projection of probable net credit losses on owned receivables could have resulted in a change of approximately $454 million in our credit loss reserve for owned receivables at December 31, 2005. The reserve for credit losses is a critical accounting estimate for all three of our reportable segments.
Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. In addition, our loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies and other items which can affect consumer payment patters on outstanding receivables, such as the impact of Katrina.
While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs in developing our loss reserve estimate. In addition to the above procedures for the establishment of our credit loss reserves, our Retail Credit Risk Management Department independently evaluates the adequacy of our loss reserve levels.

HSBC Finance Corporation

We periodically re-evaluate our estimate of probable losses for consumer receivables. Changes in our estimate are recognized in our statement of income as provision for credit losses in the period that the estimate is changed. Our credit loss reserves for owned receivables increased $896 million from December 31, 2004 to $4.5 billion at December 31, 2005 as a direct result of growth in our loan portfolio, including lower securitization levels, additional reserves resulting from the Metris acquisition and higher delinquency levels driven by growth, increases in the level of bankruptcy filings in both our domestic and foreign operations, higher credit loss exposure resulting from Katrina and changes in the required minimum monthly payment for credit card accounts. These increases were partially offset by the impact of improved credit quality, a shift in mix to higher levels of secured receivables and the release of $104 million of credit loss reserves associated with the sale of our UK credit card operations. Our reserves as a percentage of receivables were 3.23 percent at December 31, 2005, 3.39 percent at December 31, 2004 and 4.11 percent at December 31, 2003. The decrease in reserves as a percentage of receivables for these periods was primarily due to a continuing trend of improved credit quality as well as a shift in mix to higher levels of higher credit quality receivables, particularly real estate secured and auto finance receivables, partially as a result of the bulk sale of domestic private label receivables in December 2004.
For more information about our charge-off and customer account management policies and practices, see “Credit Quality – Delinquency and Charge-offs” and “Credit Quality – Customer Account Management Policies and Practices.”
Receivables Sold and Serviced With Limited Recourse and Securitization Related Revenue We have historically used a variety of sources to fund our operations. These sources include the use of collateralized funding transactions which are either structured as securitizations, which receive sale treatment, or as secured financings, which do not receive sale treatment. For securitizations, the receivables are removed from the balance sheet and a gain on sale and interest-only strip receivable are recognized. Determination of both the gain on sale and the interest-only strip receivable include estimates of future cash flows to be received over the lives of the sold receivables. We believe the accounting estimates relating to gains on sale and the value of the interest-only strip receivable are “critical accounting estimates” for the following reasons:

•	Changes in the estimates of future cash flows used to determine gains on sale and the value of interest-only strip receivables may materially affect net income.
•	The value of our interest-only strip receivable totaled $23 million at December 31, 2005 and $323 million at December 31, 2004. This value may be influenced by factors outside of our control such as consumer payment patterns and economic conditions which impact charge-off and delinquency.
•	Estimates relating to the gain on sale and the value of our interest-only strip receivable require us to forecast cash flows which are uncertain and require a high degree of judgment.
The lives of our securitized receivables are relatively short. Recording gains on sales for receivables with shorter lives reduces the period of time for which cash flows must be forecasted and, therefore, reduces the potential volatility of these projections. Because our securitization accounting involves judgment and is influenced by factors outside of our control, it is reasonably possible such forecasts and estimates could change. Changes in such estimates or in the level or mix of receivables securitized could significantly impact the gains on sale we record and the value of our interest-only strip receivables. Determination of both the gain on sale and the interest-only strip receivable are critical accounting estimates for our Consumer and Credit Card Services segment. Prior to the sale of the U.K. credit card business in December 2005, determination of both the gain on sale and the interest-only strip receivable was also a critical accounting estimate for our International segment.
We have not structured any real estate secured receivable collateralized funding transactions to receive sale treatment since 1997. As a result, the real estate secured receivables, which generally have longer lives than our other receivables, and related debt remain on our balance sheet. In the third quarter of 2004, we decided to structure all new collateralized funding transactions as secured financings. However, because existing public MasterCard/ Visa transactions were structured as sales to revolving trusts that require replenishments of

HSBC Finance Corporation

receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in 2008. Private label trusts that publicly issued securities will now be replenished by HSBC Bank USA as a result of the daily sale of new domestic private label credit card originations to HSBC Bank USA. We will continue to replenish, at reduced levels, certain non-public personal non-credit card securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. See “Off Balance Sheet Arrangements and Secured Financings” for further discussion of our decision to fund all new collateralized funding transactions as secured financings.
For securitizations, a gain on sale is recognized for the difference between the carrying value of the receivables securitized and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions based on historical experience and estimates of expected future performance. Gains on sale net of recourse provisions, servicing income and excess spread relating to securitized receivables are reported as securitization related revenue in our consolidated statements of income.
Securitizations also involve the recording of an interest-only strip receivable which represents our contractual right to receive interest and other cash flows from the securitization trust. Our interest-only strip receivables are reported at fair value using discounted cash flow estimates as a separate component of receivables, net of our estimate of probable losses under the recourse provisions. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholder’s(s’) equity in accumulated other comprehensive income, net of income taxes. Our interest-only strip receivables are reviewed for impairment quarterly or earlier if events indicate that the carrying value may not be recovered. Any decline in the value of our interest-only strip receivable which is deemed to be other than temporary is charged against current earnings.
Assumptions used in estimating gains on sales of receivables are evaluated with each securitization transaction. Assumptions used in valuing interest-only strip receivables are re-evaluated each quarter based on experience and expectations of future performances. During 2005, we experienced higher interest rates on most of the receivables sold and the securities issued and generally experienced lower delinquency and charge-offs on the underlying receivables sold. During 2004, we experienced lower interest rates on both the receivables sold and securities issued and generally experienced lower delinquency and charge-offs on the underlying receivables sold. These factors impact both the gains recorded and the values of our interest-only strip receivables. Securitization gains are dependent upon the level and mix of receivables securitized in any particular year. We have not had any initial securitization of receivables since the second quarter of 2004 as a result of the decision to structure all new collateralized funding transactions as secured financings as discussed above. The sensitivity of our interest-only strip receivable to various adverse changes in assumptions and the amount of gain recorded and initial receivables securitized in each period is disclosed in Note 8, “Asset Securitizations,” to the accompanying consolidated financial statements.
Due to our decision to structure all new collateralized funding as secured financings, we do not anticipate any new initial securitization transactions in 2006.
Goodwill and Intangible Assets Goodwill and intangible assets with indefinite lives are not subject to amortization. Intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets are reviewed annually on July 1 for impairment using discounted cash flows, but impairment is reviewed earlier if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment.

HSBC Finance Corporation

We believe the impairment testing of our goodwill and intangibles is a critical accounting estimate due to the level of goodwill ($7.0 billion) and intangible assets ($2.5 billion) recorded at December 31, 2005 and the significant judgment required in the use of discounted cash flow models to determine fair value. Discounted cash flow models include such variables as revenue growth rates, expense trends, interest rates and terminal values. Based on an evaluation of key data and market factors, management’s judgment is required to select the specific variables to be incorporated into the models. Additionally, the estimated fair value can be significantly impacted by the cost of capital used to discount future cash flows. The cost of capital percentage is generally derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables which are established on the basis of management’s judgment. When management’s judgment is that the anticipated cash flows have decreased and/or the cost of capital has increased, the effect will be a lower estimate of fair value. If the fair value is determined to be lower than the carrying value, an impairment charge will be recorded and net income will be negatively impacted.
Impairment testing of goodwill requires that the fair value of each reporting unit be compared to its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. For purposes of the annual goodwill impairment test, we assigned our goodwill to our reporting units. At July 1, 2005, the estimated fair value of each reporting unit exceeded its carrying value, resulting in none of our goodwill being impaired.
Impairment testing of intangible assets requires that the fair value of the asset be compared to its carrying amount. As a result of our impairment testing at July 1, 2005, we recorded an impairment charge related to a tradename in the U.K. For all other intangible assets, we determined that the estimated fair value of each intangible asset exceeded its carrying value and, as such, none of our remaining intangible assets were impaired.
As a result of the sale of our U.K. credit card business in December 2005, we wrote off $218 million of goodwill attributable to this business. Subsequent to the sale, we performed an interim goodwill impairment test for our remaining U.K. and European operations as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. As the estimated fair value of our remaining U.K. and European operations exceeded our carrying value subsequent to the sale, we concluded that the remaining goodwill assigned to this reporting unit was not impaired.
Valuation of Derivative Instruments and Derivative Income We regularly use derivative instruments as part of our risk management strategy to protect the value of certain assets and liabilities and future cash flows against adverse interest rate and foreign exchange rate movements. All derivatives are recognized on the balance sheet at fair value. As of December 31, 2005, the recorded fair values of derivative assets and liabilities were $234 million and $383 million, respectively. We believe the valuation of derivative instruments is a critical accounting estimate because certain instruments are valued using discounted cash flow modeling techniques in lieu of market value quotes. These flow modeling techniques require the use of estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in market rates. The assumptions used in the cash flow projection models are based on forward yield curves which are susceptible to changes as market conditions change. We utilize HSBC Bank USA to determine the fair value of substantially all of our derivatives using these modeling techniques. We regularly review the results of these valuations for reasonableness by comparing to an internal determination of fair value or third party quotes. Significant changes in the fair value can result in equity and earnings volatility as follows:

•	Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments), are recorded in current period earnings.
•	Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent of its effectiveness, until earnings are impacted by the variability of cash flows from the hedged item.

HSBC Finance Corporation

•	Changes in the fair value of a derivative that has not been designated as an effective hedge is reported in current period earnings.
This volatility may be mitigated to the extent such derivatives are designated as effective hedges. If a derivative designated as an effective hedge will be tested for effectiveness under the long-haul method (which at December 31, 2005 comprises 91 percent of our hedge portfolio based on notional amounts eligible for hedge accounting), we formally assess, both at the inception of the hedge and on a quarterly basis, whether the derivative used in a hedging transaction has been and is expected to continue to be highly effective in offsetting changes in fair values or cash flows of the hedged item. This assessment is conducted using statistical regression analysis.
If it is determined as result of this assessment that a derivative is not expected to be a highly effective hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting as of the beginning of the quarter in which such determination was made. We also believe the assessment of the effectiveness of the derivatives used in hedging transactions is a critical accounting estimate due to the use of statistical regression analysis in making this determination. Similar to discounted cash flow modeling techniques, statistical regression analysis also requires the use of estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in market rates. However, statistical regression analysis also involves the use of additional assumptions including the determination of the period over which the analysis should occur as well as selecting a convention for the treatment of credit spreads in the analysis. The statistical regression analysis for our derivative instruments is performed by either HSBC Bank USA or an independent third party.
The outcome of the statistical regression analysis serves as the foundation for determining whether or not the derivative is highly effective as a hedging instrument. This can result in earnings volatility as the mark-to-market on derivatives which do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in current period earnings. The mark-to market on derivatives which do not qualify as effective hedges was $156 million in 2005, $442 million in 2004 and $230 million in 2003. The ineffectiveness associated with qualifying hedges was $41 million in 2005, $1 million in 2004 and $2 million in 2003. See “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the yearly trends.
For more information about our policies regarding the use of derivative instruments, see Note 2, “Summary of Significant Accounting Policies,” and Note 15, “Derivative Financial Instruments,” to the accompanying consolidated financial statements.
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

HSBC Finance Corporation

Receivables Review

The following table summarizes owned receivables at December 31, 2005 and increases (decreases) over prior periods:

		Increases (Decreases) From

		December 31,		December 31,
		2004		2003
	December 31,
	2005	$	%	$	%

	(dollars are in millions)
Real estate secured	$82,826	$18,006	27.8%	$31,605	61.7%
Auto finance	10,704	3,160	41.9	6,566	100 +
MasterCard/ Visa	24,110	9,475	64.7	12,928	100 +
Private label	2,520	(891)	(26.1)	(10,084)	(80.0)
Personal non-credit card	19,545	3,417	21.2	6,713	52.3
Commercial and other	208	(109)	(34.4)	(193)	(48.1)

Total owned receivables	$139,913	$33,058	30.9%	$47,535	51.5%

Real estate secured receivables Driven by growth in our correspondent and branch businesses, real estate secured receivables increased significantly over the year-ago period. Growth in real estate secured receivables was also supplemented by purchases from a single correspondent relationship which totaled $1.1 billion in 2005 and $2.6 billion in 2004. Real estate secured receivable levels in our branch-based consumer lending business improved because of higher sales volumes than in the prior year as we continue to emphasize real estate secured loans, including a near-prime mortgage product we first introduced in 2003. Also contributing to the increase in our domestic branch operations was $1.7 billion in 2005 and $900 million in 2004 of acquisitions from a portfolio acquisition program. We have continued to focus on junior lien loans through portfolio acquisitions and have expanded our sources for purchasing newly originated loans from flow correspondents. Additionally, we have expanded our Canadian branch operations in 2005 which has also resulted in strong real estate secured receivable growth. The increases in the real estate secured receivable levels have been partially offset by run-off of higher yielding real estate secured receivables largely due to refinance activity. Real estate secured receivable levels reflect sales to HSBC Bank USA of $.9 billion on March 31, 2004 and $2.8 billion on December 31, 2003, as well as HSBC Bank USA’s purchase of receivables directly from correspondents totaling $1.5 billion and $2.8 billion in 2005 and 2004, a portion of which we otherwise would have purchased. Purchases of real estate secured receivables from our correspondents by HSBC Bank USA were discontinued effective September 1, 2005.
Auto finance receivables Auto finance receivables increased over the year-ago period due to organic growth principally in the near-prime portfolio. This came from newly originated loans acquired from our dealer network, growth in the consumer direct loan program, expanded distribution through alliance channels and lower securitization levels. Additionally in 2005, we experienced continued growth from the expansion of an auto finance program introduced in Canada in the second quarter of 2004 which at December 31, 2005, has grown to a network of over 1,000 active dealer relationships.
MasterCard and Visa receivables MasterCard and Visa receivables reflect the $5.3 billion of receivables acquired as part of our acquisition of Metris in December 2005 as well as strong domestic organic growth especially in our HSBC branded prime, Union Privilege and non-prime portfolios. Also contributing to the growth was the successful launch of a MasterCard/ Visa credit card program in Canada. These increases were offset by the sale of our U.K. credit card business which included $2.2 billion of MasterCard/ Visa receivables. Lower securitization levels also contributed to the increase at December 31, 2005.
Private label receivables Private label receivables decreased in 2005 as a result of lower retail sales volumes in the U.K., the sale of our U.K. credit card business in December 2005, which included $300 million of private

HSBC Finance Corporation

label receivables and changes in the foreign exchange rates since December 31, 2004. The decrease in 2004 reflects the sale of $12.2 billion of domestic private label receivables to HSBC Bank USA in December 2004 and our continuing sale of all new domestic private label receivables (excluding retail sales contracts) to HSBC Bank USA.
Personal non-credit card receivables Personal non-credit card receivables are comprised of the following:

		Increases (Decreases) From

		December 31,		December 31,
		2004		2003
	December 31,
	2005	$	%	$	%

	(dollars are in millions)
Domestic personal non-credit card	$11,394	$3,513	44.6%	$5,786	100 +%
Union Plus personal non-credit card	333	(141)	(29.7)	(381)	(53.4)
Personal homeowner loans	4,173	480	13.0	871	26.4
Foreign personal non-credit card	3,645	(435)	(10.7)	437	13.6

Total personal non-credit card receivables	$19,545	$3,417	21.2%	$6,713	52.3%

Personal non-credit card receivables increased during 2005 as a result of lower securitization levels and increased marketing, including several large direct mail campaigns. In the second half of 2004, we began to increase the availability of this product as a result of the improving U.S. economy.
Domestic and foreign personal non-credit card loans (cash loans with no security) are made to customers who may not qualify for either a real estate secured or personal homeowner loan (“PHL”). The average personal non-credit card loan is approximately $7,300 and 52 percent of the personal non-credit card portfolio is closed-end with terms ranging from 12 to 60 months. The Union Plus personal non-credit card loans are part of our affinity relationship with the AFL-CIO and are underwritten similar to other personal non-credit card loans.
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
Distribution and Sales We reach our customers through many different distribution channels and our growth strategies vary across product lines. The consumer lending business originates real estate and personal non-credit card products through its retail branch network, direct mail, telemarketing, strategic alliances and Internet applications and purchases loans as part of a portfolio acquisition program. The mortgage services business originates real estate secured receivables through brokers and purchases real estate secured receivables primarily through correspondents. Private label receivables are generated through merchant promotions, application displays, Internet applications, direct mail and telemarketing. Auto finance receivables are generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance receivables are generated through direct lending which includes alliance partner referrals, Internet applications and direct mail as well as in our consumer lending branches. MasterCard and Visa receivables are generated primarily through direct mail, telemarketing, Internet applications, application displays including in our consumer lending retail branch network, promotional activity associated with our co-branding and affinity relationships, mass media advertisements and merchant relationships sourced through our retail services business. We also supplement internally-generated receivable growth with portfolio acquisitions.

HSBC Finance Corporation

Our acquisition by HSBC has allowed us to enlarge our customer base through cross-selling products to HSBC customers as well as generating new business with various major corporations. The rebranding of the majority of our U.S. and Canadian businesses to the HSBC brand has positively impacted these efforts. A Consumer Finance team, which was established in 2004, has worked throughout 2005 on a consultative basis to extend consumer finance offerings in select emerging markets across the HSBC Group.
Based on certain criteria, we offer personal non-credit card customers who meet our current underwriting standards the opportunity to convert their loans into real estate secured loans. This enables our customers to have access to additional credit at lower interest rates. This also reduces our potential loss exposure and improves our portfolio performance as previously unsecured loans become secured. We converted approximately $652 million of personal non-credit card loans into real estate secured loans in 2005 and $520 million in 2004. It is not our practice to rewrite or reclassify delinquent secured loans (real estate or auto) into personal non-credit card loans.
Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statement of income.
Net interest income The following table summarizes net interest income:

Year Ended December 31,	2005	(1)	2004	(1)	2003	(1)

	(dollars are in millions)
Finance and other interest income	$13,216	10.61%	$10,945	10.28%	$10,242	10.85%
Interest expense	4,832	3.88	3,143	2.95	2,928	3.10

Net interest income	$8,384	6.73%	$7,802	7.33%	$7,314	7.75%

(1)	% Columns: comparison to average owned interest-earning assets.
The increase in net interest income during 2005 was due to higher average receivables and a higher overall yield, partially offset by higher interest expense. Overall yields increased as our rates on variable rate products increased in line with market movements and other repricing initiatives more than offset a decline in real estate secured and auto finance yields. Changes in receivable mix also contributed to the increase in yield as the impact of increased levels of higher yielding MasterCard/ Visa and personal non-credit card receivables due to lower securitization levels was partially offset by growth in lower yielding real estate secured receivables. Receivable mix was also significantly impacted by lower levels of private label receivables as a result of the sale of our domestic private label portfolio (excluding retail sales contracts at our consumer lending business) in December 2004. The lower real estate and auto finance yields during 2005 reflect strong receivable and refinancing growth on receivables originated during an economic cycle with historically low market rates, high liquidation of older, higher yielding loans, product expansion into near-prime customer segments and competitive pricing pressures due to excess market capacity. Yields also benefited from reduced levels of lower yielding investment securities in 2005. The higher interest expense, which contributed to lower net interest margin, was due to a larger balance sheet and a significantly higher cost of funds due to a rising interest rate environment. In addition, as part of our overall liquidity management strategy, we continue to extend the maturity of our liability profile which results in higher interest expense. Our purchase accounting fair value adjustments include both amortization of fair value adjustments to our external debt obligations and receivables. Amortization of purchase accounting fair value adjustments increased net interest income by $520 million in 2005, which included $4 million relating to Metris, and $743 million in 2004.
The increase in net interest income during 2004 was due to higher average receivables partially offset by lower yields on our receivables, particularly real estate secured, auto finance and personal non-credit card receivables and higher interest expense. The lower yields in 2004 reflect strong receivable and refinancing growth which has occurred in an economic cycle with historically low market rates, high liquidation of older, higher yielding loans, product expansion into near-prime customer segments and competitive pricing pressures due to excess

HSBC Finance Corporation

market capacity. All of these factors contributed to a decrease in overall loan yields. The higher interest expense experienced in 2004 was due to a larger balance sheet partially offset by a lower cost of funds. Amortization of purchase accounting fair value adjustments increased net interest income by $743 million in 2004 and $598 million in 2003.
Net interest margin was 6.73 percent in 2005, 7.33 percent in 2004 and 7.75 percent in 2003. Net interest margin decreased in 2005 as the improvement in the overall yield on our receivable portfolio, as discussed above, was more than offset by the higher funding costs. The decrease in 2004 was driven by lower yields on certain products, partially offset by lower funding costs on our debt. The following table shows the impact of these items on owned basis net interest margin:

	2005	2004

Net interest margin – December 31, 2004 and 2003, respectively	7.33%	7.75%
Impact to net interest margin resulting from:
Bulk sale of domestic private label portfolio in December 2004	(.24)	-
Receivable pricing	.11	(.34)
Receivable mix	.12	(.31)
Metris acquisition in December 2005	.03	-
Cost of funds change	(.79)	.18
Investment securities mix	.06	.03
Sale of real estate secured receivables in December 2003	-	.11
Other	.11	(.09)

Net interest margin – December 31, 2005 and 2004, respectively	6.73%	7.33%

Our net interest income on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest income was $9.3 billion in 2005, $10.3 billion in 2004 and $10.2 billion in 2003. Managed basis net interest margin was 6.94 percent in 2005 compared to 7.97 percent in 2004 and 8.60 percent in 2003. The decrease in 2005 was primarily due to higher funding costs. The decrease in net interest margin in 2004 was due to lower yields on our receivables, partially offset by lower funding costs on our debt as discussed above. Net interest margin is greater than on an owned basis because the managed basis portfolio includes more unsecured loans which have higher yields. The following table shows the impact of these items on managed basis net interest margin:

	2005	2004

Net interest margin – December 31, 2004 and 2003, respectively	7.97%	8.60%
Impact to net interest margin resulting from:
Bulk sale of domestic private label portfolio in December 2004	(.16)	-
Receivable pricing	.10	(.46)
Receivable mix	(.24)	(.36)
Metris acquisition in December 2005	.03	-
Cost of funds change	(.92)	.12
Investment securities mix	.06	.02
Sale of real estate secured receivables in December 2003	-	.11
Other	.10	(.06)

Net interest margin – December 31, 2005 and 2004, respectively	6.94%	7.97%

HSBC Finance Corporation

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
Provision for credit losses The provision for credit losses includes current period net credit losses and an amount which we believe is sufficient to maintain reserves for losses of principal, interest and fees, including late, overlimit and annual fees, at a level that reflects known and inherent losses in the portfolio. Growth in receivables and portfolio seasoning ultimately result in higher provision for credit losses. The provision for credit losses may also vary from year to year depending on a variety of additional factors including product mix and the credit quality of the loans in our portfolio including, historical delinquency roll rates, customer account management policies and practices, risk management/collection policies and practices related to our loan products, economic conditions, changes in laws and regulations and our product vintage analysis.
The following table summarizes provision for owned credit losses:

Year Ended December 31,	2005	2004	2003

	(in millions)
Provision for credit losses	$4,543	$4,334	$3,967
Our provision for credit losses increased during 2005 primarily due to increased credit loss exposure as a result of Katrina and higher bankruptcy losses due to higher bankruptcy filings resulting from new bankruptcy legislation in the United States. Excluding the increased credit loss provision related to Katrina and the impact from the increased bankruptcy filings in 2005, our provision for credit losses declined in 2005 as improved credit quality and a shift in portfolio mix to higher levels of secured receivables, primarily as a result of the sale of our domestic private label portfolio (excluding retail sales contracts at our consumer lending business) in December 2004, were partially offset by increased requirements due to receivable growth, including lower securitization levels and higher credit loss exposure in the U.K. Net charge-off dollars for 2005 decreased $380 million compared to 2004 ($538 million excluding FFIEC in 2004) primarily due to the lower delinquency levels we have experienced as a result of the strong economy as well as improved credit quality of originations. These improvements were partially offset by receivable growth as well as higher bankruptcy related charge-offs in the fourth quarter of 2005 resulting from the new bankruptcy legislation in the United States. We had been maintaining credit loss reserves in anticipation of the impact this new legislation would have on net charge-offs. However, the magnitude of the spike in bankruptcies experienced immediately before the new legislation became effective was larger than anticipated which resulted in an additional $100 million credit loss provision being recorded during the third quarter of 2005. Our fourth quarter results include an estimated $125 million in incremental charge-offs of principal, interest and fees and $113 million in provision expense attributable to bankruptcy reform. The incremental charge-off is primarily related to our MasterCard/ Visa portfolio where bankrupt accounts charge-off sooner in accordance with FFIEC policies than in our secured and personal non-credit card portfolios. This provision expense included in our fourth quarter results relating to bankruptcies in our secured and personal non-credit card portfolios will not begin to migrate to charge-off until 2006 in accordance with their respective charge-off policies. As expected, the number of bankruptcy filings subsequent to the enactment of this new legislation have decreased dramatically. We believe that a portion of the increase in charge-offs resulting from the higher bankruptcy filings is an acceleration of charge-offs that would otherwise have been experience in future periods.
Our provision for credit losses increased in 2004 compared to 2003 partially as a result of the adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa portfolios. The adoption of the FFIEC charge-off policies resulted in a $38 million increase to loss provision in the fourth quarter of 2004 as the incremental charge-off of

HSBC Finance Corporation

$158 million associated with these products was partially offset by the release of $120 million in existing credit loss reserves. Excluding the impact of the adoption of FFIEC charge-off policies in 2004, our credit loss provision increased in 2004 compared to 2003 due to receivable growth, including lower securitization levels, partially offset by improving asset quality. Net charge-off dollars for 2004 increased $446 million ($288 million excluding FFIEC) compared to 2003 as higher delinquencies due to adverse economic conditions which existed in 2003 migrated to charge-off in 2004, partially offset by an overall improvement in asset quality during 2004.
We increased our credit loss reserves in both 2005 and 2004 as the provision for owned credit losses was $890 million greater than net charge-offs in 2005 and $301 million in 2004. The provision as a percent of average owned receivables was 3.76 percent in 2005, 4.28 percent in 2004 and 4.45 percent in 2003. The decrease in 2005 reflects receivable growth, better underwriting standards and a shift in portfolio mix to higher levels of secured receivables, partially offset by the impact of Katrina and the higher provision resulting from the increased bankruptcy filings resulting from the new bankruptcy legislation in the United States. The decrease in 2004 reflects receivable growth and better underwriting standards.
See “Critical Accounting Policies,” “Credit Quality,” “Analysis of Credit Loss Reserves Activity” and “Reconciliations to GAAP Financial Measures” for additional information regarding our owned basis and managed basis loss reserves and the adoption of FFIEC policies. See Note 7, “Credit Loss Reserves” in the accompanying consolidated financial statements for additional analysis of the owned basis and managed basis loss reserves.
Other revenues The following table summarizes other revenues:

Year Ended December 31,	2005	2004	2003

	(in millions)
Securitization related revenue	$211	$1,008	$1,461
Insurance revenue	918	839	746
Investment income	134	137	196
Derivative income	249	511	286
Fee income	1,568	1,091	1,064
Taxpayer financial services revenue	277	217	185
Gain on bulk sale of private label receivables	-	663	-
Gain on receivable sales to HSBC affiliates	413	39	16
Servicing fees from HSBC affiliates	409	24	-
Other income	652	544	365

Total other revenues	$4,831	$5,073	$4,319

Securitization related revenue is the result of the securitization of our receivables and includes the following:

Year Ended December 31,	2005	2004	2003

	(in millions)
Net initial gains(1)	$-	$25	$176
Net replenishment gains(2)	154	414	548
Servicing revenue and excess spread	57	569	737

Total	$211	$1,008	$1,461

(1)	Net initial gains reflect inherent recourse provisions of $47 million in 2004 and $963 million in 2003.

(2)	Net replenishment gains reflect inherent recourse provisions of $252 million in 2005, $850 million in 2004 and $849 million in 2003.

HSBC Finance Corporation

The decline in securitization related revenue in 2005 and 2004 was due to decreases in the level and product mix of securitized receivables and higher run off due to shorter expected lives of securitization trusts as a result of our decision in the third quarter of 2004 to structure all new collateralized funding transactions as secured financings. Excess spread in 2004 and 2003 was also negatively impacted by higher recourse estimates at auto finance as a result of certain vintages performing worse than expected which reduced excess spread by $91 million in 2004 and $200 million in 2003. Because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in 2008. Private label trusts that publicly issued securities will now be replenished by HSBC Bank USA as a result of the daily sales of new domestic private label originations (excluding retail sales contracts) to HSBC Bank USA. We will continue to replenish at reduced levels, certain non-public personal non-credit card securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take time for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. While the termination of sale treatment on new collateralized funding activity and the reduction of sales under replenishment agreements reduced our reported net income under U.S. GAAP, there is no impact on cash received from operations.
In 2005, our net interest-only strip receivables, excluding the mark-to-market adjustment recorded in accumulated other comprehensive income and the U.K. credit card portion purchased by HBEU, decreased $253 million. In 2004, our net interest-only strip receivables, excluding both the mark-to-market adjustment recorded in accumulated other comprehensive income and the private label portion purchased by HSBC Bank USA, decreased $466 million as securitized receivables continue to decline.
See Note 2, “Summary of Significant Accounting Policies,” and Note 8, “Asset Securitizations,” to the accompanying consolidated financial statements, and “Critical Accounting Policies” and “Off Balance Sheet Arrangements and Secured Financings” for further information on asset securitizations.
Insurance revenue increased in 2005 as we have experienced higher sales volumes for many of our insurance products in both our U.K. and domestic operations. The increase in 2004 was due to increased sales in our U.K. business partially offset by slightly lower revenue from our domestic operations due to the continued run off of insurance products discontinued in prior years.
Investment income, which includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities, was essentially flat in 2005 as the lower average investment balances and lower gains from security sales were largely offset by higher yields on our investments. The decrease in 2004 was a result of decreases in income due to lower yields on lower average balances, lower gains from security sales and reduced amortization of purchase accounting fair value adjustments.
Derivative income, which includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS No. 133 as well as the ineffectiveness on derivatives associated with our qualifying hedges is summarized in the table below:

	2005	2004	2003

	(in millions)
Net realized gains (losses)	$52	$68	$54
Mark-to-market on derivatives which do not qualify as effective hedges	156	442	230
Ineffectiveness	41	1	2

Total	$249	$511	$286

Derivative income decreased in 2005 primarily due to an upward shift in the forward yield curve which decreased the value of our pay variable interest rate swaps which do not qualify for hedge accounting under

HSBC Finance Corporation

SFAS No. 133 and to the reduction in the portfolio of non-qualifying receive variable interest rate swaps. The income from ineffectiveness in 2005 resulted from this designation of a significant number of our non-hedging derivative portfolio, which had previously not qualified for hedge accounting under SFAS No. 133, as effective hedges under the long-haul method of accounting during 2005. Redesignation of swaps as effective hedges reduces the overall volatility of reported income. For certain new hedging relationships, however, we continued to experience income volatility during the period before hedging documentation was put in place. We are working to improve this process and reduce the delay between executing the swap and establishing hedge accounting. Additionally, we continue to evaluate the steps required to regain hedge accounting treatment under SFAS No. 133 for the remaining swaps which do not currently qualify for hedge accounting. Derivative income increased in 2004 due to an increasing interest rate environment which caused our pay fixed interest rate swaps, which do not qualify for hedge accounting under SFAS No. 133, to increase in value. These derivatives were economic hedges of the underlying debt instruments.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the year ended December 31, 2005 should not be considered indicative of the results for any future periods.
Fee income, which includes revenues from fee-based products such as credit cards, increased in 2005 and 2004 due to higher credit card fees, particularly relating to our non-prime credit card portfolio, due to higher levels of MasterCard/ Visa credit card receivables and, in 2005, improved interchange rates. In 2005, these increases were partially offset by lower private label credit card fees and higher rewards program expenses. The lower private label credit card fees were the result of the bulk sale of domestic private label receivables to HSBC Bank USA in December 2004. For 2004, the higher credit card fees were partially offset by higher payments to merchant partners as a result of portfolio acquisitions in our retail services business. See Note 22, “Business Segments,” to the accompanying consolidated financial statements for additional information on fee income on a managed basis.
Taxpayer financial services (“TFS”) revenue increased in 2005 due to increased loan volume during the 2005 tax season and revenue on the sale of certain bad debt recovery rights to third parties in 2005. The increase in 2004 was primarily due to lower funding costs as a result of our acquisition by HSBC.
Gain on bulk sale of private label receivables resulted from the sale of $12.2 billion of domestic private label receivables ($15.6 billion on a managed basis) including the retained interests associated with securitized private label receivables to HSBC Bank USA in December 2004. See Note 4, “Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies,” to the accompanying consolidated financial statements for further information.
Gains on receivable sales to HSBC affiliates in 2005 includes the daily sales of domestic private label receivable originations (excluding retail sales contracts) and certain MasterCard/ Visa account originations to HSBC Bank USA. In 2004, gains on receivable sales to HSBC affiliates includes the bulk sale of real estate secured receivables in March 2004 as well as certain MasterCard/ Visa account originations to HSBC Bank USA. See Note 4, “Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies,” to the accompanying consolidated financial statements for further information.
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
Other income increased in 2005 and 2004. The increase in 2005 and 2004 was primarily due to higher ancillary credit card revenue and higher gains on miscellaneous asset sales, including the partial sale of a real estate investment.

HSBC Finance Corporation

Costs and Expenses Effective January 1, 2004, our domestic technology services employees were transferred to HSBC Technology and Services (USA) Inc. (“HTSU”). As a result, operating expenses relating to information technology as well as certain item processing and statement processing activities, which have previously been reported as salaries and fringe benefits, occupancy and equipment expenses, or other servicing and administrative expenses, are now billed to us by HTSU and reported as support services from HSBC affiliates. Support services from HSBC affiliates also include banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC.
The following table summarizes total costs and expenses:

Year Ended December 31,	2005	2004	2003

	(in millions)
Salaries and employee benefits	$2,072	$1,886	$1,998
Sales incentives	397	363	263
Occupancy and equipment expenses	334	323	400
Other marketing expenses	731	636	548
Other servicing and administrative expenses	785	868	1,149
Support services from HSBC affiliates	889	750	-
Amortization of intangibles	345	363	258
Policyholders’ benefits	456	412	377
HSBC acquisition related costs incurred by HSBC Finance Corporation	-	-	198

Total costs and expenses	$6,009	$5,601	$5,191

Salaries and employee benefits increased in 2005 as a result of additional staffing, primarily in our consumer lending, mortgage services and Canadian operations as well as in our corporate functions to support growth. Salaries and employee benefits decreased in 2004 primarily due to the transfer of our technology personnel to HTSU. Excluding this change, salaries and fringe benefits increased $126 million in 2004 as a result of additional staffing to support growth, primarily in our consumer lending, mortgage services and international business units and in our compliance functions.
Sales incentives increased in 2005 and 2004 due to higher volumes in our consumer lending branches and mortgage services business.
Occupancy and equipment expenses increased in 2005 as higher occupancy expense and higher repairs and maintenance costs were partially offset by lower depreciation. The decrease in 2004 was primarily due to the formation of HTSU as discussed above.
Other marketing expenses includes payments for advertising, direct mail programs and other marketing expenditures. The increase in 2005 was primarily due to increased domestic credit card marketing expenses due to higher non-prime marketing expense and investments in new marketing initiatives. Changes in contractual marketing responsibilities in July 2004 associated with the General Motors (“GM”) co-branded credit card also resulted in increased expenses in both 2005 and 2004.
Other servicing and administrative expenses decreased in 2005 due to lower REO expenses and a lower estimate of exposure relating to accrued finance charges associated with certain loan restructures which were partially offset by higher systems costs. The decrease in 2004 was primarily due to the transfer of certain item processing and statement processing services to HTSU. This decrease was partially offset by higher systems and credit bureau costs due to growth, higher insurance commissions and costs associated with the rebranding.
Effective December 20, 2005, our U.K. based technology services employees were transferred to HBEU. As a result, operating expenses relating to information technology, which have previously been reported as salaries and fringe benefits, are now billed to us by HBEU and reported as support services from HSBC affiliates.

HSBC Finance Corporation

Support services from HSBC affiliates, which includes technology and other services charged to us by HTSU since January 1, 2004 and by HBEU since December 20, 2005, increased in 2005 primarily due to growth.
Amortization of intangibles decreased in 2005 as lower intangible amortization related to our purchased credit card relationships due to a contract renegotiation with one of our co-branded credit card partners and lower amortization associated with an individual contractual relationship was partially offset by amortization associated with the Metris cardholder relationships and a write-off related to a trade name in the U.K. The increase in 2004 was due to the higher amortization of intangibles established in conjunction with the HSBC acquisition on March 28, 2003. Due to the timing of the merger, there were nine months of amortization expense in 2003 compared with a full year of amortization expense in 2004.
Policyholders’ benefits increased in 2005 due to a continuing increase in insurance sales volumes in both our U.K. and domestic operations, partially offset by lower amortization of fair value adjustments relating to our insurance business. The increase in 2004 was due to higher sales in our U.K. business and higher amortization of fair value adjustments relating to our insurance business, partially offset by lower expenses in our domestic business.
HSBC acquisition related costs incurred by HSBC Finance Corporation in the first quarter of 2003 include payments to executives under existing employment contracts and investment banking, legal and other costs relating to our acquisition by HSBC.
The following table summarizes our owned basis efficiency ratio:

Year Ended December 31,	2005	2004	2003

GAAP basis efficiency ratio	43.52%	41.64%	42.77%
Operating basis efficiency ratio(1)	43.52	43.42	41.01

(1)	Represents a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of our operating efficiency ratio to our owned basis GAAP efficiency ratio.
Our owned basis efficiency ratio has been significantly impacted by the results of the domestic private label receivable portfolio which was sold in December 2004. Excluding the results of this domestic private label portfolio from both periods, our 2005 efficiency ratio improved 259 basis points as compared to 2004. This improvement is primarily a result of higher net interest income and other revenues due to higher levels of owned receivables, partially offset by the increase in total costs and expenses to support receivable growth. The deterioration in the efficiency ratio on an operating basis for 2004 was primarily attributable to an increase in operating expenses, including higher intangible amortization and lower securitization related revenue partially offset by higher net interest income and derivative income.
Income taxes Our effective tax rates were as follows:

Year ended December 31, 2005 (successor)	33.5%
Year ended December 31, 2004 (successor)	34.0
March 29 through December 31, 2003 (successor)	33.7
January 1 through March 28, 2003 (predecessor)	42.5
The decrease in the effective tax rate in 2005 is attributable to lower state tax rates and lower pretax income with low income housing tax credits remaining constant. The effective tax rate for January 1 through March 28, 2003 was adversely impacted by the non-deductibility of certain HSBC acquisition related costs. The effective tax rate differs from the statutory Federal income tax rate primarily because of the effects of state and local taxes and tax credits.

HSBC Finance Corporation

Segment Results – Managed Basis

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom, Canada, the Republic of Ireland Slovakia, the Czech Republic and Hungary. There have been no changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the presentation in our 2004 Form 10-K.
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
Consumer Segment The following table summarizes the managed basis results for our Consumer segment:

Year Ended December 31,	2005	2004	2003

	(in millions)
Net income	$1,498	$1,563	$1,061
Operating net income	1,498	1,247	1,061
Net interest income	6,887	7,699	7,333
Securitization related revenue	(622)	(1,433)	337
Fee and other income, excluding gain on the bulk sale of the domestic private label receivable portfolio	1,194	638	664
Gain on bulk sale of private label receivable portfolio	-	683	-
Intersegment revenues	108	101	107
Provision for credit losses	2,461	2,575	4,275
Total costs and expenses, excluding settlement charge and related expenses	2,638	2,528	2,358
Receivables	108,345	87,839	87,104
Assets	109,214	89,809	89,791
Net interest margin	7.09%	8.20%	8.59%
Return on average managed assets	1.53	1.64	1.22
Our Consumer Segment reported higher operating net income in 2005 and 2004. Operating net income is a non-GAAP financial measure of net income which excludes the gain on the bulk sale of the domestic private label portfolio (excluding retail sales contracts at our consumer lending business) and the impact of adoption of FFIEC charge-off policies for this domestic private label portfolio in 2004. In 2005, the increase in operating net income was primarily due to higher fee and other income, higher securitization related revenue and a lower provision for credit losses, partially offset by lower net interest income and higher costs and

HSBC Finance Corporation

expenses. The increase in fee and other income is due to gains on the daily sales of domestic private label receivable originations to HSBC Bank USA and receipt of servicing revenue for servicing this portfolio, partially offset by lower fee income related to the sold receivables. Securitization related revenue was higher due to lower amortization of prior period gains as a result of reduced securitization levels. Costs and expenses were higher due to higher salary expense and higher support services from affiliates, partially offset by lower REO expenses as well as a lower estimate of exposure relating to accrued finance charges associated with certain loan restructures.
Net interest income and net interest margin decreased in 2005 primarily due to a shift in mix to lower yielding real estate secured receivables resulting from significantly lower levels of private label receivables resulting from the private label portfolio sale in December 2004 as well as organic growth of real estate secured receivables. Also contributing to the decrease were lower yields on real estate secured and auto finance receivables as a result of competitive pressure on pricing and product expansion into near-prime consumer segments, as well as the run-off of higher yielding real estate secured receivables, including second lien loans, largely due to refinance activity. Our auto finance business experienced lower yields as we have targeted higher credit quality customers. Although higher credit quality receivables generate lower yields, such receivables are expected to result in lower operating costs, delinquency ratios and charge-off. The decreases in yield for our consumer segment receivable portfolio discussed above were partially offset by higher pricing on our variable rate products. A higher cost of funds due to a rising interest rate environment also contributed to the decrease in net interest income and margin.
Our managed basis provision for credit losses, which includes both provision for owned basis receivables and over-the-life provision for receivables serviced with limited recourse, decreased during 2005 due to lower net charge-off levels as a result of improved credit quality and the impact of the sale of the domestic private label receivable portfolio in December 2004, as well as lower securitization levels. We have experienced lower dollars of net charge-offs in our owned portfolio during 2005 due to the sale of $12.2 billion of owned domestic private label receivables in December 2004 and as a result of improved credit quality. These factors more than offset the increased provision requirements associated with receivable growth, the impact from Katrina and the new bankruptcy legislation in the United States which, as discussed more fully below, have resulted in a decrease to our owned provision for credit losses. Over-the-life provision for credit losses for securitized receivables recorded in any given period reflects the level and product mix of securitizations in that period. Subsequent charge-offs of securitized receivables result in a decrease in the over-the-life reserves without any corresponding increase to managed loss provision. In 2005, we increased managed loss reserves as net charge-offs were less than the provision for credit losses by $57 million. For 2004, we decreased managed loss reserves as net charge-offs were greater than the provision for credit losses by $1,229 million.
Our managed basis provision for credit losses also reflects an estimate of incremental credit loss exposure relating to Katrina. The incremental provision for credit losses for Katrina in the Consumer Segment in 2005 was $130 million and represents our best estimate of Katrina’s impact on our loan portfolio. As additional information becomes available relating to the financial condition of our affected customers, the physical condition of the collateral for loans which are secured by real estate and the resultant impact on customer payment patterns, we will continue to review our estimate of credit loss exposure relating to Katrina and any adjustments will be reported in earnings when they become known. In an effort to assist our customers affected by the disaster, we initiated various programs including extended payment arrangements for up to 90 days or more depending upon customer circumstances. These interest and fee waivers were not material to the Consumer Segment’s 2005 results.
As previously discussed, the United States enacted new bankruptcy legislation which resulted in a spike in bankruptcy filings prior to the October 2005 effective date. We had been maintaining credit loss reserves in anticipation of the impact this new legislation would have on net charge-offs. However, the magnitude of the spike in bankruptcies experienced immediately before the new legislation became effective was larger than anticipated. Our fourth quarter results include an increase of approximately $113 million in our owned provision for credit losses due to the spike in bankruptcy filings prior to the effective date. While the

HSBC Finance Corporation

Consumer Segment experienced an increase in the bankruptcy filings related to this new legislation, the associated accounts have not yet migrated to charge-off in accordance with our charge-off policy for real estate secured and personal non-credit card receivables. This provision expense included in our fourth quarter results relating to bankruptcies in our secured and personal non-credit card portfolios will not begin to migrate to charge-off until 2006. As expected, the number of bankruptcy filings subsequent to the enactment of this new legislation has decreased dramatically. We believe that a portion of this increase is an acceleration of charge-offs that would have otherwise been experienced in future periods.
Compared to net income in 2003, the increase in operating net income in 2004 was due to increases in net interest income and decreases in provision for credit losses which were partially offset by higher operating expenses and substantially lower securitization related revenue. Net interest income increased primarily due to higher receivable levels. Net interest margin, however, decreased primarily due to faster growth in lower yielding real estate secured lending, lower yields on real estate secured, auto finance and personal non-credit card receivables as a result of competitive pressure on pricing, as well as the run off of higher yielding real estate secured receivables, including second lien loans largely due to refinance activity. Our auto finance business experienced lower yields as we have targeted lower yielding but higher credit quality customers. These decreases were partially offset by lower cost of funds. Securitization related revenue decreased in 2004 as a result of a significant decline in receivables securitized, including the impact of higher run-off due to shorter expected lives as a result of our decision to structure all new collateralized funding transactions as secured financings beginning in the third quarter of 2004. Securitization levels were also lower in 2004 as we used funding from HSBC, including proceeds from sales of receivables, to assist in the funding of our operations. Operating expenses increased in 2004 as the result of additional operating costs to support the increased receivable levels, including higher salaries and sales incentives. In December 2004, we adopted FFIEC charge-off policies for our domestic private label credit card portfolio (excluding retail sales contracts at our consumer lending business) which resulted in a reduction to net income of $120 million and subsequently sold the portfolio to HSBC Bank USA. We recorded a pre-tax gain of $663 million on the sale. See “Credit Quality” and Note 4, “Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies,” to the accompanying consolidated financial statements for further discussion of the adoption of FFIEC charge-off policies and the portfolio sale.
Managed receivables increased 23 percent to $108.3 billion at December 31, 2005 as compared to $87.8 billion at December 31, 2004. We experienced strong growth in 2005 in our real estate secured portfolio in both our correspondent and branch-based consumer lending businesses. We have continued to focus on junior lien loans through portfolio acquisitions and have expanded our sources for purchasing newly originated loans from flow correspondents. Real estate secured receivable levels at December 31, 2005 do not include $1.5 billion of correspondent receivables purchased directly by HSBC Bank USA, a portion of which we otherwise would have purchased. Growth in real estate secured receivables was also supplemented by purchases from a single correspondent relationship which totaled $1.1 billion in 2005. Also contributing to the increase were purchases of $1.7 billion in 2005 from a portfolio acquisition program. Our auto finance portfolio also reported growth due to strong organic growth, principally in the near-prime portfolios. This came from newly originated loans acquired from our dealer network, growth in the consumer direct loan program and expanded distribution through alliance channels. Personal non-credit card receivables increased from the prior year as we began to increase the availability of this product in the second half of 2004 as a result of an improving U.S. economy as well as the success of several large direct mail campaigns that occurred in 2005.
Managed receivables increased 1 percent to $87.8 billion at December 31, 2004 compared to $87.1 billion at December 31, 2003. The rate of increase in managed receivables was impacted by the sale of $15.6 billion in domestic private label receivables to HSBC Bank USA in December of 2004. Had this sale not taken place, managed receivables would have increased by $16.3 billion or 19 percent in 2004. We experienced strong growth in 2004 in our real estate secured receivables in both our correspondent and branch-based consumer lending businesses, which was partially offset by $2.8 billion of correspondent receivables purchased directly by HSBC Bank USA, a portion of which we otherwise would have purchased. Growth in our correspondent

HSBC Finance Corporation

business was supplemented by purchases from a single correspondent relationship which totaled $2.6 billion in 2004. We also experienced growth in auto finance receivables though our dealer network and increased direct mail solicitations. Personal non-credit card receivables also experienced growth in 2004 as we began to increase availability of this product in the second half of the year as a result of an improving economy. Prior to the sale of the domestic portfolio in December 2004, our private label receivables increased due to organic growth through existing merchants and a $.5 billion portfolio acquisition.
Return on average managed assets (“ROMA”) was 1.53 percent in 2005, 1.64 percent in 2004 and 1.22 percent in 2003. On an operating basis, ROMA was 1.53 percent in 2005, 1.32 percent in 2004 and 1.22 percent in 2003. The increase in the operating ratio in 2005 and 2004 is due to the increase in net income discussed above which grew faster than average managed assets.
In accordance with Federal Financial Institutions Examination Council (“FFIEC”) guidance, the required minimum monthly payment amounts for domestic private label credit card accounts has changed. The implementation of these new requirements began in the fourth quarter of 2005 and will be completed in the first quarter of 2006. As previously discussed, we sell new domestic private label receivable originations (excluding retail sales contracts) to HSBC Bank USA on a daily basis. Estimates of the potential impact to the business are based on numerous assumptions and take into account a number of factors which are difficult to predict, such as changes in customer behavior, which will not be fully known or understood until the changes are implemented. Based on current estimates, we anticipate that these changes will reduce the premium associated with these daily sales in 2006. It is not expected this reduction will have a material impact on either the results of the Consumer Segment or our consolidated results.
Credit Card Services Segment The following table summarizes the managed basis results for our Credit Card Services segment.

Year Ended December 31,	2005	2004	2003

	(in millions)
Net income	$661	$380	$500
Operating net income	661	381	500
Net interest income	2,150	2,070	1,954
Securitization related revenue	(192)	(338)	(6)
Fee and other income	2,016	1,731	1,537
Intersegment revenues	21	25	30
Provision for credit losses	1,564	1,625	1,598
Total costs and expenses	1,370	1,238	1,099
Receivables	26,181	19,670	19,552
Assets	27,109	20,049	22,505
Net interest margin	10.38%	10.00%	9.87%
Return on average managed assets	3.34	1.82	2.44
In December 2005, our Credit Card Services Segment acquired Metris in an all-cash transaction for $1.6 billion. This acquisition will expand our presence in the near-prime credit card market and will strengthen our capabilities to serve the full spectrum of credit card customers. This acquisition increased our MasterCard/ Visa receivables by $5.3 billion. Net income for the Credit Card Services Segment includes the results of Metris from December 1, 2005 forward and did not have a significant impact to the results of the Credit Card Services segment in 2005.
Our Credit Card Services Segment reported higher net income in 2005. The increase in net income was primarily due to higher fee and other income, higher net interest income, higher securitization related revenue and lower provision for credit losses partially offset by higher costs and expenses. Increases in fee and other income resulted from portfolio growth and improved interchange rates, as well as increased gains from the

HSBC Finance Corporation

daily sales of new volume related to the MasterCard/ Visa account relationships purchased from HSBC Bank USA in July 2004. Net interest income increased as a result of higher average receivables and growth in non-prime receivables. The increase in net interest income from our receivables reflects increased pricing on variable yield products and higher receivable balances. Net interest margin increased in 2005 primarily due to increases in non-prime receivable levels, higher pricing on variable rate products as well as other repricing initiatives. Lower average interest earning assets due to lower levels of low yielding investment securities and the impact of lower amortization from receivable origination costs resulting from changes in the contractual marketing responsibilities in July 2004 associated with the GM co-branded credit card also contributed to the increase. These increases were partially offset by higher interest expense. Although our non-prime receivables tend to have smaller balances, they generate higher returns both in terms of net interest margin and fee income. Higher costs and expenses were to support receivable growth and increases in marketing expenses. The increase in marketing expenses was due to higher non-prime marketing expense, investments in new marketing initiatives and changes in contractual marketing responsibilities in July 2004 associated with the domestic GM co-branded credit card.
The managed basis provision for credit losses decreased in 2005 due to improved credit quality, partially offset by receivable growth as well as the increased credit loss provision relating to the impact of Katrina and the increased bankruptcy filings resulting from the new bankruptcy legislation in the United States. Excluding the impact of Katrina and the increased bankruptcy filings, provision for credit losses on an owned basis also decreased in 2005. We have experienced higher dollars of net charge-offs in our owned portfolio due to higher receivable levels as well as the increased credit card charge-offs in the fourth quarter of 2005 which resulted from the spike in bankruptcy filings prior to the October 2005 effective date of the new bankruptcy legislation. We had been maintaining credit loss reserves in anticipation of the impact this new legislation would have on net charge-offs. However, the magnitude of the spike in bankruptcies experienced immediately before the new legislation became effective was larger than anticipated which resulted in an additional $100 million credit loss provision being recorded during the third quarter of 2005. Our fourth quarter results include an estimated $125 million in incremental charge-offs of principal, interest and fees attributable to bankruptcy reform which was offset by a release of our owned credit loss reserves of $125 million. As expected, the number of bankruptcy filings subsequent to the enactment of this new legislation has decreased dramatically. We believe that a portion of the increase in charge-offs resulting from the higher bankruptcy filings is an acceleration of charge-offs that would otherwise have been experienced in future periods. For the year, we have increased our managed loss reserves by recording loss provision greater than net charge-offs of $120 million in 2005.
Our managed basis provision for credit losses also reflects an estimate of incremental credit loss exposure relating to Katrina. The incremental provision for credit losses for Katrina in the Credit Card Services Segment in 2005 was $55 million and represents our best estimate of Katrina’s impact on our loan portfolio. As additional information becomes available relating to the financial condition of our affected customers and the resultant impact on customer payment patterns, we will continue to review our estimate of credit loss exposure relating to Katrina and any adjustments will be reported in earnings when they become known. In an effort to assist our customers affected by the disaster, we initiated various programs including extended payment arrangements and interest and fee waivers for up to 90 days or more depending upon customer circumstances. These interest and fee waivers were not material to the Credit Card Services Segment’s 2005 results.
Our Credit Card Services Segment reported lower net income and operating net income in 2004. The decrease in net income was due to lower securitization levels and higher operating expenses, particularly marketing expenses, partially offset by increases in net interest income as well as fee and other income. Increases in net interest income as well as fee and other income in 2004 resulted from higher non-prime receivable levels. Net interest margin increased compared to 2003 due to higher non-prime receivable levels and lower funding costs. Securitization related revenue declined as a result of a decline in receivables securitized, including higher run-off due to higher principal repayment rates. Our provision for credit losses was essentially flat in 2004 as reductions due to improving credit quality and changes in securitization levels were offset by higher levels of

HSBC Finance Corporation

non-prime receivables which carry a higher reserve requirement and a corporate adjustment to increase owned reserve levels. We increased managed loss reserves by recording loss provision greater than net charge-offs of $123 million in 2004. As previously discussed, in December 2004, we adopted FFIEC charge-off policies for the remainder of our domestic MasterCard and Visa portfolio, which resulted in an immaterial reduction to net income. See “Credit Quality” for further discussion of the FFIEC policies and the impact of their adoption.
Managed basis receivables increased 33 percent to $26.2 billion at December 31, 2005 compared to $19.7 billion at December 31, 2004. As discussed above, the increase was primarily due to the acquisition of Metris in December 2005 which increased our managed basis receivables by $5.3 billion. Organic growth in our HSBC branded prime, Union Privilege and non-prime portfolios, partially offset by the continued decline in certain older acquired portfolios, also contributed to the increase. Managed basis receivables at December 31, 2004 were flat compared to $19.6 billion at December 31, 2003. In 2004, increases in our AFL-CIO Union Plus portfolios, non-prime and prime portfolios were substantially offset by the continued decline in certain older acquired portfolios.
The increase in ROMA in 2005 is primarily due to the higher net income discussed above as well as the impact of lower average managed assets. The decrease in average managed assets is due to lower investment securities during 2005 as a result of the elimination of investments dedicated to our credit card bank in 2003 resulting from our acquisition by HSBC. ROMA decreased in 2004 compared to 2003 reflecting the lower net income as discussed above.
In accordance with FFIEC guidance, our credit card services business adopted a plan to phase in changes to the required minimum monthly payment amount and limit certain fee billings for non-prime credit card accounts. The implementation of these new requirements began in July 2005 with the requirements fully phased in by December 31, 2005. Estimates of the potential impact to the business are based on numerous assumptions and take into account a number of factors which are difficult to predict, such as changes in customer behavior and impact of other issuers implementing requirements, which will not be fully known or understood until the changes have been in place for a period of time. It is anticipated that the changes will result in decreased non-prime credit card fee income and fluctuations in the provision for credit losses as credit loss provisions for prime accounts will increase as a result of higher required monthly payments while the non-prime provision decreases due to lower levels of fees incurred by customers. Although we do not expect this will have a material impact on our consolidated results, the impact to the Credit Card Services Segment in 2006 will be material.
International Segment The following table summarizes the managed basis results for our International segment:

Year Ended December 31,	2005	2004	2003

	(in millions)
Net (loss) income	$(5)	$95	$170
Net interest income	907	797	753
Securitization related revenue	20	(88)	17
Fee and other income	563	503	380
Intersegment revenues	17	15	12
Provision for credit losses	642	336	359
Total costs and expenses	847	726	530
Receivables	9,260	13,263	11,003
Assets	10,109	14,236	11,923
Net interest margin	7.16%	6.83%	7.44%
Return on average managed assets	(.04)	.76	1.57

HSBC Finance Corporation

Our International Segment reported lower net income in 2005 and 2004 driven by a significant decline in earnings at our U.K. subsidiary. Overall, the decrease in net income reflects higher operating expenses, and in 2005, higher provision for credit losses, partially offset by increased fee and other income, and higher net interest income. Applying constant currency rates, which uses the average rate of exchange for the 2004 period to translate current period net income, net loss would have been higher by $4 million in 2005. Applying constant currency rates for the 2003 period to translate 2004 income, net income for 2004 would have been lower by $6 million.
Net interest income increased in 2005 and 2004 primarily due to higher average interest earning assets. Net interest margin increased in 2005 due to increased yields on credit cards due to repricing initiatives and interest-free balances not being promoted as strongly in 2005 as in the past, partially offset by run-off of higher yielding receivables, competitive pricing pressures holding down yields on our personal loans in the U.K. and increased cost of funds. Net interest margin decreased in 2004 as the run-off of higher yielding receivables, competitive pricing pressures and higher cost of funds discussed above were partially offset by increased yields on credit cards due to less promotion of interest-free balances. Securitization related revenue increased in 2005 due to lower amortization of prior period gains as a result of reduced securitization levels, higher levels of receivable replenishments to support previously issued securities in the U.K. as well as the recognition of residual balances associated with certain expired securitization transactions. Securitization related revenue declined in 2004 as a result of lower levels of securitized receivables. Fee and other income increased in both years primarily due to higher insurance revenues.
Provision for credit losses increased in 2005 primarily due to higher delinquency and charge-off levels in the U.K. due to a general increase in consumer bad debts in the U.K. market, including increased bankruptcies. Provision for credit losses decreased in 2004 due to changes in securitization levels, partially offset by a higher provision for credit losses on owned receivables due to receivable growth and the higher delinquency and charge-off levels in the U.K. discussed above. We increased managed loss reserves in 2005 by recording loss provision greater than net charge-offs of $145 million. In 2004, we decreased managed loss reserves by recording loss provision less than net charge-offs of $29 million. Total costs and expenses increased in 2005 and 2004 due to higher expenses to support receivable growth and collection activities, increased costs associated with branch expansions in Canada and higher policyholder benefits because of increased insurance sales volumes. Total costs and expenses in 2004 were also higher due to the full year impact of operating costs associated with a 2003 private label portfolio acquisition.
We previously reported that as part of ongoing integration efforts with HSBC we have been working with HSBC to determine if management efficiencies could be achieved by transferring all or a portion of our U.K. and other European operations to HBEU, a U.K. based subsidiary of HSBC, and/or one or more unrelated third parties. In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables ($3.1 billion on a managed basis), the associated cardholder relationships and the related retained interests in securitized credit card receivables to HBEU for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above, the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and the related leaseholds and call center employees to provide customer continuity after the transfer as well as to allow HBEU direct ownership and control of origination and customer service. We have retained the collection operations related to the credit card operations and have entered into a service level agreement for a period of not less than two years to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations to HBEU for a fee. Additionally, the management teams of HBEU and our remaining U.K. operations will be jointly involved in decision making involving card marketing to ensure that growth objectives are met for both businesses. Because the sale of this business is between affiliates under common control, the premium received in excess of the book

HSBC Finance Corporation

value of the assets transferred of $182 million, including the goodwill assigned to this business, has been recorded as an increase to additional paid in capital and has not been included in earnings. In future periods, the net interest income, fee income and provision for credit losses related to the U.K. credit card business will be reduced, while other income will be increased by the receipt of servicing and support services revenue from HBEU. While we do not anticipate that the net effect of this sale will result in a material reduction of net income of our consolidated results, the impact will likely be material to our International segment. We continue to evaluate strategic alternatives with respect to our other U.K. and European operations.
Additionally, in a separate transaction in December 2005, we transferred our information technology services employees in the U.K. to a subsidiary of HBEU. As a result, subsequent to the transfer operating expenses relating to information technology, which have previously been reported as salaries and fringe benefits or other servicing and administrative expenses, are now billed to us by HBEU and reported as support services from HSBC affiliates. During the first quarter of 2006, we anticipate that the information technology equipment in the U.K. will be sold to HBEU for book value.
Managed receivables of $9.3 billion at December 31, 2005 decreased 30 percent compared to $13.3 billion at December 31, 2004. The decrease was primarily due to the sale of the U.K. credit card business to HBEU in December 2005, which included managed receivables of $3.1 billion. In addition to the sale of our credit card operations in the U.K., our U.K. based unsecured receivable products decreased in 2005 due to lower retail sales volume following a slow down in retail consumer spending in the U.K. These decreases were partially offset by growth in the receivable portfolio in our Canadian operations. Branch expansions in Canada in 2005 resulted in strong secured and unsecured receivable growth. Additionally, the Canadian auto finance program, which was introduced in the second quarter of 2004, grew to a network of over 1,000 active dealer relationships at December 31, 2005. Also contributing to the receivable growth in Canada was the successful launch of a MasterCard/ Visa credit card program. Receivable growth at December 31, 2005 reflects negative foreign exchange translation impacts of $.6 million compared to December 31, 2004 foreign exchange rates. Receivable growth at December 31, 2004 reflects positive foreign exchange translation impacts of $1 billion compared to December 31, 2003 foreign exchange rates.
The decrease in ROMA for 2005 and 2004 reflects the lower net income as discussed above as well as higher average managed assets primarily due to receivable growth.
Reconciliation of Managed Basis Segment Results As discussed above, we have historically monitored our operations on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to our reported financial information in our consolidated financial statements. This adjustment reclassifies net interest income, fee income and loss provision into securitization related revenue. See Note 22, “Business Segments,” in the accompanying consolidated financial statements for a reconciliation of our managed basis segment results to managed basis and owned basis consolidated totals.
Credit Quality

Delinquency and Charge-off Policies and Practices Our delinquency and net charge-off ratios reflect, among other factors, changes in the mix of loans in our portfolio, the quality of our receivables, the average age of our loans, the success of our collection and customer account management efforts, bankruptcy trends, general economic conditions and significant catastrophic events such as Katrina. The levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.
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

HSBC Finance Corporation

collections. See Note 2, “Summary of Significant Accounting Policies,” in the accompanying consolidated financial statements for a description of our charge-off and nonaccrual policies by product.
Our charge-off policies focus on maximizing the amount of cash collected from a customer while not incurring excessive collection expenses on a customer who will likely be ultimately uncollectible. We believe our policies are responsive to the specific needs of the customer segment we serve. Our real estate and auto finance charge-off policies consider customer behavior in that initiation of foreclosure or repossession activities often prompts repayment of delinquent balances. Our collection procedures and charge-off periods, however, are designed to avoid ultimate foreclosure or repossession whenever it is reasonably economically possible. Our MasterCard/ Visa charge-off policy is consistent with industry practice. Charge-off periods for our personal non-credit card product and, prior to December 2004, our domestic private label credit card product were designed to be responsive to our customer needs and may therefore be longer than bank competitors who serve a different market. Our policies have generally been consistently applied in all material respects. Our loss reserve estimates consider our charge-off policies to ensure appropriate reserves exist for products with longer charge-off lives. We believe our current charge-off policies are appropriate and result in proper loss recognition.
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
The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	2005				2004

	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Real estate secured	2.72%	2.51%	2.56%	2.62%	2.96%	3.27%	3.39%	3.87%
Auto finance	2.34	2.09	2.08	1.65	2.07	1.81	2.12	1.68
MasterCard/ Visa(1)	3.66	4.46	4.14	4.60	4.88	5.84	5.83	5.90
Private label	5.43	5.22	4.91	4.71	4.13	4.72	5.00	5.38
Personal non-credit card	9.40	9.18	8.84	8.63	8.69	8.83	8.92	9.64

Total consumer(1)	3.84%	3.78%	3.73%	3.78%	4.07%	4.43%	4.57%	5.01%

(1)	In December 2005, we completed the acquisition of Metris which included receivables of $5.3 billion. This event had a significant impact on this ratio. Excluding the receivables from the Metris acquisition from this calculation, our consumer delinquency ratio for our MasterCard/ Visa portfolio was 4.01% and total consumer delinquency was 3.89%.
Compared to September 30, 2005, our total consumer delinquency increased 6 basis points at December 31, 2005. The increase was due to higher delinquency levels at December 31, 2005 for our real estate secured and personal non-credit card receivable portfolios resulting from portfolio seasoning. The spike in bankruptcy filings in the period leading up to the effective date of new bankruptcy legislation in the United States, which will not begin to migrate to charge-off until 2006 in accordance with our charge-off policies also has led to increased delinquency. These increases were partially offset by the continuing strong economy in the United States, better underwriting and improved quality of originations. The increase in delinquency in our real estate secured portfolio reflects maturation of recent receivable growth and, as discussed above, the impact of the spike in bankruptcy filings, partially offset by the strong level of recent originations, the recent trend of better

HSBC Finance Corporation

quality new originations and a continuing strong economy. The increase in auto finance delinquency is due to seasonal increases in delinquency during the fourth quarter. Excluding the impact of the receivables acquired from Metris and the sale of our U.K. credit card business in December 2005, our MasterCard/ Visa receivable delinquency ratio decreased 49 basis points as compared to the September 2005 delinquency ratio. This decrease is a result of lower migration to two-months-and over contractual delinquency as a result of the spike in bankruptcy filings experienced in the period leading up to the effective date of the new bankruptcy legislation as well as changes in receivable mix resulting from lower securitization levels and the benefit of seasonal receivable growth. The increase in private label delinquency (which primarily consists of our foreign private label portfolio that was not sold to HSBC Bank USA in December 2004) reflects increased bankruptcy filings in the U.K. Personal non-credit card delinquencies increased as a result of higher bankruptcy filings in both the United States and the U.K., partially offset by improved collection efforts and strong economic conditions in the U.S.
Compared to December 31, 2004, our total consumer delinquency ratio decreased 23 basis points generally as a result of better underwriting standards, improved credit quality of originations and improvements in the economy in addition to the impact of the factors discussed above.
See “Credit Quality Statistics – Managed Basis” for additional information regarding our managed basis credit quality. See “Customer Account Management Policies and Practices” regarding the treatment of restructured accounts and accounts subject to forbearance and other customer account management tools. See Note 2, “Summary of Significant Accounting Policies,” for a detail of our charge-off policy by product.
Net Charge-offs of Consumer Receivables – Owned Basis
The following table summarizes net charge-off of consumer receivables as a percent of average consumer receivables:

	2005					2004

		Quarter Ended (Annualized)					Quarter Ended (Annualized)				2003(1)
	Full					Full					Full
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

Real estate secured	.76%	.66%	.75%	.78%	.87%	1.10%	1.04%	1.19%	1.04%	1.15%	.99%
Auto finance	3.27	3.42	3.25	2.61	3.80	3.43	2.73	3.66	3.05	4.65	4.91
MasterCard/ Visa(2)	7.12	7.99	6.24	6.93	7.17	8.85	8.44	8.50	9.91	8.66	9.18
Private label(2)	4.83	5.60	5.35	4.36	4.18	6.17	9.16	4.79	5.06	5.29	5.75
Personal non-credit card	7.88	7.59	8.01	7.77	8.18	9.75	8.06	9.50	10.59	11.17	9.89

Total consumer	3.03%	3.10%	2.93%	2.93%	3.15%	4.00%	4.04%	3.77%	4.02%	4.17%	4.06%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	.87%	.78%	.88%	.84%	1.01%	1.38%	1.17%	1.31%	1.47%	1.63%	1.42%

(1)	We adopted FSP 144-1 in November 2003. The adoption increased real estate charge-offs by $9.1 million and auto finance charge-offs by $1.2 million for the quarter ended December 31, 2003. The adoption increased real estate charge-offs by 7 basis points for the quarter ended December 31, 2003 and 1 basis point for the full year 2003, auto finance charge-offs by 12 basis points for the quarter ended December 31, 2003 and 4 basis points for the full year 2003, and total consumer charge-offs by 4 basis points for the quarter ended December 31, 2003 and 1 basis point for the full year 2003. The impact on prior periods was not material.

(2)	The adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa portfolios in December 2004 increased private label net charge-offs by $155 million (432 basis points), MasterCard/ Visa net charge-offs by $3 million (9 basis points) and total consumer net charge-off by $158 million (57 basis points) for the quarter ended December 31, 2004. Full year, the adoption increased private label net charge-offs by 119 basis points, MasterCard/ Visa net charge-offs by 2 basis points and total consumer net charge-offs by 16 basis points.
Net charge-offs as a percentage of average consumer receivables decreased 97 basis points for the full year of 2005 as compared to the full year of 2004. The net charge-off ratio for full year 2004 was impacted by the adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa portfolios. Excluding the additional charge-offs in 2004

HSBC Finance Corporation

resulting from the adoption of these FFIEC policies, net charge-offs for the full year 2005 decreased 81 basis points compared to 2004 as a result of receivable growth, the positive impact from the lower delinquency levels we have experienced as a result of a strong economy as well as improved credit quality of originations. This was partially offset by the increased charge-offs in the fourth quarter of 2005 for our MasterCard/ Visa receivable portfolio resulting from the spike in bankruptcy filings prior to the effective date of new bankruptcy legislation in the United States. Our real estate secured portfolio experienced a decrease in net charge-offs for full year 2005 reflecting receivables growth, the recent trend of better quality in new originations and continuing strong economic conditions. The decrease in the auto finance ratio for the full year 2005 reflects receivable growth with improved credit quality of originations, improved collections and better underwriting standards. The decrease in the MasterCard/ Visa and personal non-credit card receivable net charge-off ratios reflects the positive impact of changes in receivable mix resulting from lower securitization levels and continued improved credit quality. As discussed above, the decrease in the MasterCard/ Visa ratio was partially offset by increased net charge-offs resulting from higher bankruptcies. The net charge-off ratio for the private label portfolio for the full year 2004 includes the domestic private label portfolio sold to HSBC Bank USA which contributed 242 basis points to the ratio. The net charge-off ratio for our private label receivables for the full year 2005 consists primarily of our foreign private label portfolio which deteriorated in 2005 as a result of a general increase in consumer bad debts in the U.K. markets, including increased bankruptcies.
We experienced a decrease in overall net charge-off dollars in 2005. This was primarily due to lower delinquency levels we have experienced as a result of the strong economy as well as improved credit quality of originations. These improvements were partially offset by higher receivable levels in 2005 as well as higher net charge-offs in the fourth quarter of 2005 of an estimated $125 million for our MasterCard/ Visa receivable portfolio resulting from the increased bankruptcy filings as discussed above. While our real estate secured, auto finance and personal non-credit card receivable portfolios also experienced higher bankruptcy filings in the period leading up to the effective date of the new bankruptcy legislation in the United States, these accounts will not begin to migrate to charge-off until 2006 in accordance with our charge-off policy for these receivable products. As expected, the number of bankruptcy filings subsequent to the enactment of this new legislation have decreased dramatically. We believe that a portion of the increase in charge-offs resulting from the higher bankruptcy filings is an acceleration of charge-offs that would otherwise have been experienced in future periods.
The decrease in real estate charge-offs and REO expense as a percent of average real estate secured receivables in 2005 from the 2004 ratio was primarily due to strong receivable growth which will not season for a period of time, the continuing strong economy and better credit quality of recent originations. As discussed above, the 2005 ratio was not negatively impacted by the increased filings associated with the new bankruptcy legislation in the United States due to the timing of the bankruptcy filings and our charge-off policy for real estate secured receivables.
Net charge-offs as a percentage of average consumer receivables decreased for the full year of 2004 as compared to full year 2003 as the lower delinquency levels we experienced due to an improving economy had an impact on charge-offs. Average receivable growth also positively impacted the ratios. The decrease in our net charge-off percentage was reduced by the adoption of FFIEC charge-off policies for our domestic private label (excluding consumer lending retail sales contracts) and MasterCard/ Visa portfolios. Excluding the additional charge-offs resulting from the adoption of these FFIEC policies, net charge-offs for the full year 2004 decreased 22 basis points compared to 2003. Our real estate secured portfolio experienced increases in net charge-offs reflecting lower estimates of net realizable value as a result of process changes in 2004 to better estimate property values at the time of foreclosure. The decrease in the auto finance ratio reflects receivable growth with improved credit quality of originations, improved collections and better underwriting standards. The decrease in the MasterCard/ Visa ratio reflects changes in receivable mix and improved credit quality of originations. The decrease in net charge-offs in the personal non-credit card portfolio is a result of improved credit quality and receivable growth as well as improved economic conditions.

HSBC Finance Corporation

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
See “Credit Quality Statistics – Managed Basis” for additional information regarding our managed basis credit quality.
Owned Nonperforming Assets

At December 31,	2005	2004	2003

	(in millions)
Nonaccrual receivables	$3,533	$3,012	$3,144
Accruing consumer receivables 90 or more days delinquent	621	507	904
Renegotiated commercial loans	-	2	2

Total nonperforming receivables	4,154	3,521	4,050
Real estate owned	510	587	631

Total nonperforming assets	$4,664	$4,108	$4,681

The increase in total nonperforming assets is primarily due to the receivable growth we have experienced in 2005 as well as the impact of the increased bankruptcy filings on our secured and personal non-credit card receivable portfolios. Total nonperforming assets at December 31, 2004 decreased due to improved credit quality and collection efforts as well as the bulk sale of domestic private label receivables to HSBC Bank USA in December 2004, partially offset by growth. Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes domestic MasterCard/ Visa receivables and, for December 31, 2003, our domestic private label credit card receivables.
Credit Loss Reserves We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs, loan rewrites and deferments. If customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws

HSBC Finance Corporation

and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as the impact of Katrina.
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
The following table sets forth owned basis credit loss reserves for the periods indicated:

	At December 31,

	2005		2004		2003	2002	2001

	(dollars are in millions)
Owned credit loss reserves	$4,521		$3,625		$3,793	$3,333	$2,663
Reserves as a percent of receivables	3.23%		3.39%		4.11%	4.04%	3.33%
Reserves as a percent of net charge-offs	123.8	(2)	89.9	(1)	105.7	106.5	110.5
Reserves as a percent of nonperforming loans	108.8		103.0		93.7	94.5	92.7

(1)	In December 2004, we adopted FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa portfolios and subsequently sold this domestic private label receivable portfolio. These events had a significant impact on this ratio. Reserves as a percentage of net charge-offs excluding net charge-offs associated with the sold domestic private label portfolio and charge-off relating to the adoption of FFIEC was 109.2% at December 31, 2004.

(2)	The acquisition of Metris in December 2005 has positively impacted this ratio. Reserves as a percentage of net charge-offs excluding Metris was 118.2 percent.
Owned credit loss reserve levels at December 31, 2005, reflect the additional reserve requirements resulting from higher levels of owned receivables, including lower securitization levels, higher delinquency levels in our portfolios driven by growth, the impact of Katrina and minimum monthly payment changes, additional reserves resulting from the Metris acquisition and the higher levels of personal bankruptcy filings in both the United States and the U.K., partially offset by improved asset quality. Credit loss reserves at December 31, 2005 also reflect the sale of our U.K. credit card business in December 2005 which decreased credit loss reserves by $104 million. In 2005, we recorded owned loss provision greater than net charge-offs of $890 million. Owned credit loss reserve levels at December 31, 2004 reflect the sale of our domestic private label portfolio (excluding retail sales contracts at our consumer lending business) which had decreased credit loss reserves by $505 million. Excluding this sale, owned credit loss reserves would have increased during 2004 reflecting growth in our loan portfolio partially offset by improved asset quality. In 2004, we recorded owned loss provision greater than net charge-offs of $301 million. Excluding the impact of adopting FFIEC charge-off policies for owned domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa portfolios, we recorded owned loss provision $421 million greater than net charge-offs in 2004.
Beginning in 2004 and continuing in 2005, we have experienced a shift in our loan portfolio to higher credit quality and lower yielding receivables, particularly real estate secured and auto finance receivables. Reserves as a percentage of receivables at December 31, 2005 and 2004 were lower than at December 31, 2003 as a result of portfolio growth and improved credit quality, partially offset in 2005 by the impact of additional credit loss reserves resulting from the impact of Katrina, minimum monthly payment changes and increased bankruptcy filings. Reserves as a percentage of receivables at December 31, 2003 were higher than at December 31, 2002 as a result of the sale of $2.8 billion of higher quality real estate secured loans to HSBC

HSBC Finance Corporation

Bank USA in December 2003. Had this sale not occurred, reserves as a percentage of receivables at December 2003 would have been lower than 2002 as a result of improving credit quality in the latter half of 2003 as delinquency rates stabilized and charge-off levels began to improve. The trends in the reserve ratios for 2003 and 2002 reflect the impact of the weak economy, higher delinquency levels, and uncertainty as to the ultimate impact the weakened economy would have on delinquency and charge-off levels.
Reserves as a percentage of nonperforming loans increased in 2005. While nonperforming loans increased in 2005 as discussed above, reserve levels in 2005 increased at a more rapid pace due to receivable growth, the additional reserve requirements related to Katrina and impact of increased bankruptcy filings on our secured receivable and personal non-credit card receivable portfolios, which will not begin to migrate to charge-off until 2006. Reserves as a percentage of nonperforming loans increased in 2004 as nonperforming loans declined due to improved credit quality and the private label receivable sale while loss reserve levels declined at a slower pace due to receivable growth.
Reserves as a percentage of net charge-offs also increased in 2005. As discussed above, the 2005 ratio was significantly impacted by the acquisition of Metris and the 2004 ratio was significantly impacted by both the sale of our domestic private label receivable portfolio (excluding retail sales contracts) in December 2004 as well as the adoption of FFEIC charge-off policies for our domestic private label (excluding retail sales contracts) and MasterCard/ Visa portfolios. Excluding these items, reserves as a percentage of net charge-offs increased 900 basis points. While both our reserve levels at December 31, 2005 and net charge-offs in 2005 were higher than 2004, our reserve levels grew for the reasons discussed above more rapidly than our net charge-offs.
For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

At December 31,	2005		2004		2003	2002	2001

	(dollars are in millions
Managed credit loss reserves	$4,736		$4,515		$6,167	$5,092	$3,811
Reserves as a percent of receivables	3.29%		3.73%		5.20%	4.74%	3.78%
Reserves as a percent of net charge-offs	108.6	(2)	79.6	(1)	117.4	113.8	110.7
Reserves as a percent of nonperforming loans	108.8		108.4		118.0	112.6	105.0

(1)	In December 2004 we adopted FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa portfolios and subsequently sold this domestic private label receivable portfolio. These events had a significant impact on this ratio. Reserves as a percentage of net charge-offs excluding net charge-offs associated with the sold domestic private label portfolio and charge-off relating to the adoption of FFIEC policies was 96.0% on a managed basis at December 31, 2004.

(2)	The acquisition of Metris in December 2005 has positively impacted this ratio. Reserves as a percentage of net charge-offs excluding Metris was 103.9 percent.
Managed credit loss reserves at December 31, 2005 also increased as the increases in our owned credit loss reserves as discussed above were offset by lower reserves on securitized receivables due to run-off and the decision in the third quarter of 2004 to structure new collateralized funding transactions as secured financings and the December 2004 domestic private label receivable sale. Securitized receivables of $4.1 billion at December 31, 2005 decreased $10.1 billion from December 31, 2004.
See the “Analysis of Credit Loss Reserves Activity,” “Reconciliations to GAAP Financial Measures” and Note 7, “Credit Loss Reserves,” to the accompanying consolidated financial statements for additional information regarding our owned basis and managed basis loss reserves.
Customer Account Management Policies and Practices Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our

HSBC Finance Corporation

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
As discussed previously and described more fully in the table below, we adopted FFIEC account management policies regarding restructuring of past due accounts for our domestic private label credit card and MasterCard/ Visa portfolios in December 2004. These changes have not had a significant impact on our business model or on our results of operations.
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
Our restructuring policies and practices vary by product and are described in the table that follows and reflect the revisions from the adoption of FFIEC charge-off and account management policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa receivables in December 2004. The fact that the restructuring criteria may be met for a particular account does not require us to restructure that account, and the extent to which we restructure accounts that are eligible under the criteria will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, for some products, accounts may be restructured without receipt of a payment in certain special circumstances (e.g. upon reaffirmation of a debt owed to us in connection with a Chapter 7 bankruptcy proceeding). We use account restructuring as an account and customer management tool in an effort to increase the value of our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time. These policies and practices are continually under review and assessment to assure that they meet the goals outlined above, and accordingly, we modify or permit exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal or regulatory agreements or orders.
In the policies summarized below, “hardship restructures” and “workout restructures” refer to situations in which the payment and/or interest rate may be modified on a temporary or permanent basis. In each case, the contractual delinquency status is reset to current. “External debt management plans” refers to situations in which consumers receive assistance in negotiating or scheduling debt repayment through public or private agencies.

HSBC Finance Corporation

Restructuring Policies and Practices
Historical Restructuring Policies	Following Changes Implemented
and Practices(1),(2),(3)	In the Third Quarter 2003 and in December 2004(1),(2),(3)

Real estate secured	Real estate secured
Real Estate – Overall	Real Estate – Overall
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

• Accounts subject to a Chapter 13 plan filed with a bankruptcy court generally require one qualifying payment to be restructured

• Except for bankruptcy reaffirmation and filed Chapter 13 plans, agreed automatic payment withdrawal or hardship/ disaster/ strike, accounts are generally limited to one restructure every twelve-months

• Accounts generally are not eligible for restructure until they are on the books for at least six months	• Accounts may be restructured upon receipt of two qualifying payments within the 60 days preceding the restructure

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

• Accounts whose borrowers agree to pay by automatic withdrawal are generally restructured upon receipt of one qualifying payment after initial authorization for automatic withdrawal(4)
Real Estate – Consumer Lending	Real Estate – Mortgage Services(5)
• Accounts whose borrowers agree to pay by automatic withdrawal are generally restructured upon receipt of one qualifying payment after initial authorization for automatic withdrawal	• Accounts will generally not be eligible for restructure until nine months after origination and six months after acquisition
Auto finance	Auto finance
• Accounts may be extended if we receive one qualifying payment within the 60 days preceding the extension

• Accounts may be extended no more than three months at a time and by no more than three months in any twelve-month period

• Extensions are limited to six months over the contractual life

• Accounts that have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement

• Accounts whose borrowers are subject to a	• Accounts may generally be extended upon receipt of two qualifying payments within the 60 days preceding the extension

• Accounts may be extended by no more than three months at a time

• Accounts will be limited to four extensions in a rolling sixty-month period, but in no case will an account be extended more than a total of six months over the life of the account

• Accounts will be limited to one extension every six months

• Accounts will not be eligible for extension until

HSBC Finance Corporation

Restructuring Policies and Practices
Historical Restructuring Policies	Following Changes Implemented
and Practices(1),(2),(3)	In the Third Quarter 2003 and in December 2004(1),(2),(3)

Chapter 13 plan may be restructured upon filing of the plan with a bankruptcy court	they are on the books for at least six months

• Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement

• Accounts whose borrowers are subject to a Chapter 13 plan may be restructured upon filing of the plan with the bankruptcy court.
MasterCard and Visa	MasterCard and Visa
• Typically, accounts qualify for restructuring if we receive two or three qualifying payments prior to the restructure, but accounts in approved external debt management programs may generally be restructured upon receipt of one qualifying payment

• Generally, accounts may be restructured once every six months	Accounts originated between January 2003 – December 2004

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

• Domestic accounts qualify for restructuring if the account has been in existence for a minimum of nine months and the account has not been restructured in the prior twelve months and not more than once in the prior five years.

• Domestic accounts entering third party debt counseling programs are limited to one restructure in a five-year period in addition to the general limits of one restructure in a twelve-month period and two restructures in a five-year period.
Private label(6) Private Label – Overall	Private label(6) Private Label – Overall
• An account may generally be restructured if we receive one or more qualifying payments, depending upon the merchant.

• Restructuring is limited to once every six months (or longer, depending upon the merchant) for revolving accounts and once every twelve-months for closed-end accounts	Prior to December 2004 for accounts originated after October 2002

• For certain merchants, receipt of two or three qualifying payments was required, except accounts in an approved external debt management program could be restructured upon receipt of one qualifying payment.

• Accounts must have been on the books for at least

HSBC Finance Corporation

Restructuring Policies and Practices
Historical Restructuring Policies	Following Changes Implemented
and Practices(1),(2),(3)	In the Third Quarter 2003 and in December 2004(1),(2),(3)

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

• Domestic accounts qualify for restructuring if the account has been in existence for a minimum of nine months and the account has not been restructured in the prior twelve months and not more than once in the prior five years.

• Domestic accounts entering a workout program, including internal and third party debt counseling programs, are limited to one restructure in a five-year period in addition to the general limits of one restructure in a twelve-month period and two restructures in a five-year period.
Private Label – Consumer Lending Retail Sales
Contracts

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

• Accounts subject to programs for hardship or strike may require only the receipt of reduced payments in order to be restructured; disaster may be restructured with no payments	Private Label – Consumer Lending Retail Sales Contracts

• Accounts may be restructured upon receipt of two qualifying payments within the 60 days preceding the restructure

• Accounts will be limited to one restructure every six months

• Accounts will be limited to four collection restructures in a rolling sixty-month period

• Accounts will not be eligible for restructure until six months after origination
Personal non-credit card • Accounts may be restructured if we receive one	Personal non-credit card • Accounts may be restructured upon receipt of two

HSBC Finance Corporation

Restructuring Policies and Practices
Historical Restructuring Policies	Following Changes Implemented
and Practices(1),(2),(3)	In the Third Quarter 2003 and in December 2004(1),(2),(3)

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

• Accounts will be limited to one restructure every six months

• Accounts will be limited to four collection restructures in a rolling sixty-month period

• Accounts will not be eligible for restructure until six months after origination

(1)	We employ account restructuring and other customer account management policies and practices as flexible customer account management tools as criteria may vary by product line. In addition to variances in criteria by product, criteria may also vary within a product line. Also, we continually review our product lines and assess restructuring criteria and they are subject to modification or exceptions from time to time. Accordingly, the description of our account restructuring policies or practices provided in this table should be taken only as general guidance to the restructuring approach taken within each product line, and not as assurance that accounts not meeting these criteria will never be restructured, that every account meeting these criteria will in fact be restructured or that these criteria will not change or that exceptions will not be made in individual cases. In addition, in an effort to determine optimal customer account management strategies, management may run more conservative tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.

(2)	For our United Kingdom business, all portfolios have a consistent account restructure policy. An account may be restructured if we receive two or more qualifying payments within two calendar months, limited to one restructure every 12 months, with a lifetime limit of three times. In hardship situations an account may be restructured if a customer makes three consecutive qualifying monthly payments within the last three calendar months. Only one hardship restructure is permitted in the life of a loan. There were no changes to the restructure policies of our United Kingdom business in 2005 or 2004.

(3)	Historically, policy changes are not applied to the entire portfolio on the date of implementation but are applied to new, or recently originated or acquired accounts. However, the policies adopted in the third quarter of 2003 for the mortgage services business and the fourth quarter of 2004 for the domestic private label (excluding retail sales contracts) and MasterCard/ Visa credit card portfolios were applied more broadly. The policy changes for the mortgage services business which occurred in the third quarter of 2003, unless otherwise noted, were generally applied to accounts originated or acquired after January 1, 2003 and the historical restructuring policies and practices are effective for all accounts originated or acquired prior to January 1, 2003. Implementation of this uniform policy had the effect of only counting restructures occurring on or after January 1, 2003 in assessing restructure eligibility for the purpose of the limitation that no account may be restructured more than four times in a rolling 60 month period. These policy changes adopted in the third quarter of 2003 did not have a significant impact on our business model or results of operations as the changes are, in effect, phased in as receivables were originated or acquired. For the adoption of FFIEC policies which occurred in the fourth quarter of 2004, the policies were effective immediately for all receivables in the domestic private label credit card and the MasterCard and Visa portfolios. Other business units may also elect to adopt uniform policies in future periods.

(4)	Our mortgage services business implemented this policy for all accounts effective March 1, 2004.

(5)	Prior to January 1, 2003, accounts that had made at least six qualifying payments during the life of the loan and that agreed to pay by automatic withdrawal were generally restructured with one qualifying payment.

HSBC Finance Corporation

(6)	For our Canadian business, private label accounts are limited to one restructure every four months and if originated or acquired after January 1, 2003, two qualifying payments must be received, the account must be on the books for at least six months, at least six months must have elapsed since the last restructure, and there may be no more than four restructures in a rolling 60 month period.
In addition to our restructuring policies and practices, we employ other customer account management techniques, which we typically use on a more limited basis, that are similarly designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably possible. These additional customer account management techniques include, at our discretion, actions such as extended payment arrangements, approved external debt management plans, forbearance, modifications, loan rewrites and/or deferment pending a change in circumstances. We typically use these customer account management techniques with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower’s ability to pay the contractually specified amount for some period of time. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower’s agreeing to pay us an additional amount with future required payments. In some cases, these additional customer account management techniques may involve us agreeing to lower the contractual payment amount and/or reduce the periodic interest rate. In most cases, the delinquency status of an account is considered to be current if the borrower immediately begins payment under the new account terms. When we use a customer account management technique, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. However, if the account subsequently experiences payment defaults, it will again become contractually delinquent. We generally consider loan rewrites to involve an extension of a new loan, and such new loans are not reflected in our delinquency or restructuring statistics. Our account management actions vary by product and are under continual review and assessment to determine that they meet the goals outlined above.
The tables below summarize approximate restructuring statistics in our managed basis domestic portfolio. We report our restructuring statistics on a managed basis only because the receivables that we securitize are subject to underwriting standards comparable to our owned portfolio, are generally serviced and collected without regard to ownership and result in a similar credit loss exposure for us. As previously reported, in prior periods we used certain assumptions and estimates to compile our restructure statistics. The systemic counters used to compile the information presented below exclude from the reported statistics loans that have been reported as contractually delinquent but have been reset to a current status because we have determined that the loans should not have been considered delinquent (e.g., payment application processing errors). We continue to enhance our ability to capture and segment restructure data across all business units. When comparing restructuring statistics from different periods, the fact that our restructure policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies have been enhanced, should be taken into account.
Total Restructured by Restructure Period – Domestic Portfolio(1)
(Managed Basis)

At December 31,	2005	2004

Never restructured	89.5%	86.7%
Restructured:
Restructured in the last 6 months	4.0	5.1
Restructured in the last 7-12 months	2.4	3.2
Previously restructured beyond 12 months	4.1	5.0

Total ever restructured(2)	10.5	13.3

Total	100.0%	100.0%

HSBC Finance Corporation

Total Restructured by Product – Domestic Portfolio(1)
(Managed Basis)

At December 31,
	2005		2004

	(dollars are in millions
Real estate secured	$8,334	10.4%	$8,572	13.8%
Auto finance	1,688	14.5	1,545	15.2
MasterCard/ Visa	774	3.0	619	3.2
Private label(3)	26	7.3	21	6.1
Personal non-credit card	3,369	19.9	3,541	22.4

Total(2)	$14,191	10.5%	$14,298	13.3%

(1)	Excludes foreign businesses, commercial and other.

(2)	Total including foreign businesses was 10.3 percent at December 31, 2005 and 12.3 percent at December 31, 2004.

(3)	Only reflects consumer lending retail sales contracts which have historically been classified as private label. All other domestic private label receivables were sold to HSBC Bank USA in December 2004.
See “Credit Quality Statistics” for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.
The amount of domestic and foreign managed receivables in forbearance, modification, credit card services approved consumer credit counseling accommodations, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.4 billion or ..3 percent of managed receivables at December 31, 2005 compared with $.4 billion or .4 percent of managed receivables at December 31, 2004
In addition to the above, we granted an initial 30 or 60 day payment deferral (based on product) to customers living in the Katrina FEMA designated Individual Assistance disaster areas. This deferral was extended for a period of up to 90 days or longer in certain cases based on a customer’s specific circumstances, consistent with our natural disaster policies. In certain cases these arrangements have resulted in a customer’s delinquency status being reset by 30 days. These extended payment arrangements totaled $1.1 billion or .8 percent of managed receivables at December 31, 2005 and are not reflected as restructures in the table above or included in the other customer account management techniques described in the paragraph above.
Adoption of FFIEC Charge-off and Account Management Policies Upon receipt of regulatory approval for the sale of our domestic private label portfolio (excluding retail sales contracts at our consumer lending business) to HSBC Bank USA in December 2004, we adopted charge-off and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council for our domestic private label (excluding retail sales contracts at our consumer lending business) and our MasterCard and Visa portfolios. The adoption of FFIEC charge-off policies for our domestic private label and MasterCard/ Visa receivables resulted in a reduction to our net income in December 2004 of approximately $121 million.
Geographic Concentrations The state of California accounts for 12 percent of both our domestic owned and managed portfolios. No other state accounts for more than 10 percent of either our domestic owned or managed portfolio. Because of our centralized underwriting, collections and processing functions, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.
Our foreign consumer operations located in the United Kingdom and the rest of Europe accounted for 4 percent of owned consumer receivables and Canada accounted for 2 percent of owned consumer receivables at December 31, 2005.

HSBC Finance Corporation

Liquidity and Capital Resources

While the funding synergies resulting from our acquisition by HSBC have allowed us to reduce our reliance on traditional sources to fund our growth, our continued success and prospects for growth are dependent upon access to the global capital markets. Numerous factors, internal and external, may impact our access to and the costs associated with issuing debt in these markets. These factors may include our debt ratings, overall capital markets volatility and the impact of overall economic conditions on our business. We continue to focus on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. As discussed below, we supplemented unsecured debt issuance during 2005 with proceeds from the continuing sale of newly originated domestic private label receivables (excluding retail sales contracts) to HSBC Bank USA following the bulk sale of this portfolio in December 2004, debt issued to affiliates, the issuance of Series B preferred stock, the issuance of additional common equity to HINO and the sale of our U.K. credit card business to HBEU in December 2005.
Because we are now a subsidiary of HSBC, our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of these tightened credit spreads, we recognized cash funding expense savings of approximately $600 million in 2005, $350 million in 2004 and $125 million in 2003 compared to the funding costs we would have incurred using average spreads from the first half of 2002. It is anticipated that these tightened credit spreads in combination with the issuance of new HSBC Finance Corporation debt and other funding synergies including asset transfers and external fee savings will enable HSBC to realize annual cash funding expense savings in excess of $1 billion per year as our existing term debt matures which is anticipated to be achieved in 2006. In 2005, the cash funding expense savings realized by HSBC totaled approximately $865 million. The portion of these savings to be realized by HSBC Finance Corporation will depend in large part upon the amount and timing of various initiatives between HSBC Finance Corporation and other HSBC subsidiaries. Amortization of purchase accounting fair value adjustments to our external debt obligations, reduced interest expense by $656 million in 2005, including $1 million relating to Metris, $946 million in 2004 and $773 million in 2003.

HSBC Finance Corporation

Debt due to affiliates and other HSBC related funding are summarized in the following table:

December 31,	2005		2004

	(in billions)
Debt outstanding to HSBC subsidiaries:
Drawings on bank lines in the U.K. and Europe	$4.2		$7.5
Term debt	11.0		6.0
Preferred securities issued by Household Capital Trust VIII to HSBC	.3		.3

Total debt outstanding to HSBC subsidiaries	15.5		13.8

Debt outstanding to HSBC clients:
Euro commercial paper	3.2		2.6
Term debt	1.3		.8

Total debt outstanding to HSBC clients	4.5		3.4
Series A preferred stock issued to HINO	-		1.1	(1)
Cash received on bulk and subsequent sale of domestic private label credit card receivables to HSBC Bank USA, net (cumulative)	15.7		12.4
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7		3.7
Direct purchases from correspondents (cumulative)	4.2		2.8
Reductions in real estate secured receivables sold to HSBC Bank USA	(3.3)		(1.5)

Total real estate secured receivable activity with HSBC Bank USA	4.6		5.0
Cash received from sale of U.K. credit card business to HBEU	2.6		-
Capital contribution by HINO	1.2	(2)	-

Total HSBC related funding	$44.1		$35.7

(1)	In December 2005, the $1.1 billion Series A preferred stock plus all accrued and unpaid dividends was exchanged for a like amount of common equity and the Series A preferred stock was retired. We issued 4 shares of common equity to HINO as part of the exchange.

(2)	This capital contribution was made in connection with our acquisition of Metris.
At December 31, 2005, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 15 percent of our total managed debt and preferred stock funding. At December 31, 2004, funding from HSBC, including debt issuances to HSBC subsidiaries and clients and preferred stock held by HINO, represented 15 percent of our total managed debt and preferred stock funding.
Cash proceeds from the December 2005 sale of our managed basis U.K. credit card receivables to HBEU of $2.6 billion in cash were used to partially pay down drawings on bank lines from HBEU for the U.K. and fund operations. Proceeds from the December 2004 domestic private label receivable sale to HSBC Bank USA of $12.4 billion were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and to fund operations. Excess liquidity from the sale was used to temporarily fund available for sale investments. Proceeds from the March 2004 real estate secured receivable sale were used to pay-down commercial paper balances which had been used as temporary funding in the first quarter of 2004 and to fund various debt maturities.
At December 31, 2005, we had commercial paper back stop credit facility of $2.5 billion from HSBC domestically and a revolving credit facility of $5.3 billion from HSBC in the U.K. At December 31, 2004, we had commercial paper back stop credit facility of $2.5 billion from HSBC domestically and a revolving credit facility of $7.5 billion from HSBC in the U.K. At December 31, 2005, $4.2 billion was outstanding under the HBEU lines for the U.K. and no balances were outstanding under the domestic lines. At December 31, 2004, $7.5 billion was outstanding under HBEU lines for the U.K. and no balances were outstanding under the

HSBC Finance Corporation

domestic lines. A $4.0 billion revolving credit facility with HSBC Private Bank (Suisse) SA, which was in place during a portion of 2004 to allow temporary increases in commercial paper issuances in anticipation of the sale of the private label receivables to HSBC Bank USA, expired on December 30, 2004. We had derivative contracts with a notional value of $72.2 billion, or approximately 95 percent of total derivative contracts, outstanding with HSBC affiliates at December 31, 2005. At December 31, 2004, we had derivative contracts with a notional value of $62.6 billion, or approximately 87 percent of total derivative contracts, outstanding with HSBC affiliates.
Securities and other short-term investments Securities totaled $4.1 billion at December 31, 2005 and $3.6 billion at December 31, 2004. Securities purchased under agreements to resell totaled $78 million at December 31, 2005 and $2.7 billion at December 31, 2004. Interest bearing deposits with banks totaled $384 million at December 31, 2005 and $603 million at December 31, 2004.
Commercial paper, bank and other borrowings totaled $11.4 billion at December 31, 2005 and $9.0 billion at December 31, 2004. The increase at December 31, 2005 was primarily a result of a plan to increase our commercial paper issuances as a result of lowering the coverage ratio of bank credit facilities to outstanding commercial paper from 100% to 80%. This plan also requires that the combination of bank credit facilities and undrawn committed conduit facilities will, at all times, exceed 115% of outstanding commercial paper. This plan, which was reviewed with the relevant rating agencies, resulted in an increase in our maximum outstanding commercial paper balance to in excess of $12.0 billion. At December 31, 2004, we were carrying lower levels of commercial paper as the proceeds from the bulk sale of domestic private label receivables to HSBC Bank USA were used to reduce the outstanding balances. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $3.2 billion at December 31, 2005 and $2.6 billion at December 31, 2004.
Long term debt (with original maturities over one year) increased to $105.2 billion at December 31, 2005 from $85.4 billion at December 31, 2004. As part of our overall liquidity management strategy, we continue to extend the maturity of our liability profile. Significant issuances during 2005 included the following:

•	$10.5 billion of domestic and foreign medium-term notes
•	$6.0 billion of foreign currency-denominated bonds (including $227 million which was issued to customers of HSBC)
•	$1.8 billion of InterNotesSM (retail-oriented medium-term notes)
•	$11.2 billion of global debt
•	$1.0 billion of junior subordinated notes issued to Household Capital Trust IX.
•	$9.7 billion of securities backed by real estate secured, auto finance and MasterCard/ Visa receivables. For accounting purposes, these transactions were structured as secured financings.
Additionally, as part of the Metris acquisition we assumed $4.6 billion of securities backed by MasterCard/ Visa receivables which we restructured to fail sale treatment and are now accounted for as secured financings.
In January 2006, we redeemed the junior subordinated notes issued to Household Capital Trust VI with an outstanding principal balance of $206 million. In November 2005, we issued $1.0 billion of preferred securities of Household Capital Trust IX. The interest rate on these securities is 5.911% from the date of issuance through November 30, 2015 and is payable semiannually beginning May 30, 2006. After November 30, 2015, the rate changes to the three-month LIBOR rate, plus 1.926% and is payable quarterly beginning on February 28, 2016. In June 2005, we redeemed the junior subordinated notes issued to Household Capital Trust V with an outstanding principal balance of $309 million.
Preferred Shares In June 2005, we issued 575,000 shares of Series B Preferred Stock for $575 million. Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010. In 2005, we paid dividends totaling $17 million on the Series B Preferred Stock.

HSBC Finance Corporation

Common Equity We issued four shares of common equity to HINO in December 2005 in exchange for the $1.1 billion Series A Preferred Stock plus all accrued and unpaid dividends. Additionally, in connection with our acquisition of Metris, HINO made a capital contribution of $1.2 billion in exchange for one share of common stock.
Selected capital ratios In managing capital, we develop targets for tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”), tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets. These ratio targets are based on discussions with HSBC and rating agencies, risks inherent in the portfolio, the projected operating environment and related risks, and any acquisition objectives. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above. We are committed to maintaining at least a mid-single “A” rating and as part of that effort will continue to review appropriate capital levels with our rating agencies.
On January 30, 2006, Moody’s Investor Service raised the Senior Debt Rating for HSBC Finance Corporation from A1 to Aa3 with positive outlook. Our short-term rating was also affirmed at Prime-1.
Selected capital ratios are summarized in the following table:

December 31,	2005	2004

TETMA(1),(2)	7.56%	6.27%
TETMA + Owned Reserves(1),(2)	10.55	9.04
Tangible common equity to tangible managed assets(1)	6.07	4.67
Common and preferred equity to owned assets	12.43	13.01
Excluding HSBC acquisition purchase accounting adjustments:
TETMA(1),(2)	8.52%	7.97%
TETMA + Owned Reserves(1),(2)	11.51	10.75
Tangible common equity to tangible managed assets(1)	7.02	6.38

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-GAAP financial ratios that are used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

(2)	Beginning in the third quarter of 2005, and with the agreement of applicable rating agencies, we have refined our definition of TETMA and TETMA + Owned Reserves to exclude the Adjustable Conversion-Rate Equity Security Units for all periods subsequent to our acquisition by HSBC as this more accurately reflects the impact of these items on our equity. Prior period amounts have been revised to reflect the current period presentation.
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
HSBC Finance Corporation is the parent company that owns the outstanding common stock of its subsidiaries. Our main source of funds is cash received from operations and subsidiaries in the form of dividends. In addition, we receive cash from third parties or affiliates by issuing preferred stock and debt.
HSBC Finance Corporation received cash dividends from its subsidiaries of $514 million in 2005 and $120 million in 2004.

HSBC Finance Corporation

In conjunction with the acquisition by HSBC, we issued a series of 6.50 percent cumulative preferred stock in the amount of $1.1 billion (“Series A Preferred Stock”) to HSBC on March 28, 2003. In September 2004, HNAH issued a new series of preferred stock totaling $1.1 billion to HSBC in exchange for our Series A Preferred Stock. In October 2004, our immediate parent, HINO, issued a new series of preferred stock to HNAH in exchange for our Series A Preferred Stock. We paid dividends on our Series A Preferred Stock of $66 million in October 2005 and $108 million in October 2004. On December 15, 2005, we issued 4 shares of common stock to HINO in exchange for the $1.1 billion Series A Preferred Stock plus the accrued and unpaid dividends and the Series A Preferred Stock was retired.
In November 2005, we issued $1.0 billion of preferred securities of Household Capital Trust IX. The interest rate on these securities is 5.911% from the date of issuance through November 30, 2015 and is payable semiannually beginning May 30, 2006. After November 30, 2015, the rate changes to the three-month LIBOR rate, plus 1.926% and is payable quarterly beginning on February 28, 2016. In June 2005, we redeemed the junior subordinated notes issued to the Household Capital Trust V with an outstanding principal balance of $309 million.
In June 2005, we issued 575,000 shares of Series B Preferred Stock for $575 million. Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010. In 2005, we paid dividends totaling $17 million on the Series B Preferred Stock.
HSBC Finance Corporation has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock and may pay dividends on its common stock. Dividends of $980 million were paid to HINO, our immediate parent company, on our common stock in 2005 and $2.6 billion were paid in 2004. We anticipate paying future dividends to HINO, but will maintain our capital at levels necessary to maintain at least a mid-single “A” rating either by limiting the dividends to or through capital contributions from our parent.
At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. HSBC Finance Corporation made capital contributions to certain subsidiaries of $2.2 billion in 2005 and $1.1 billion in 2004.
Subsidiaries At December 31, 2005, HSBC Finance Corporation had one major subsidiary, Household Global Funding (“Global”), and manages all domestic operations. Prior to December 15, 2004, we had two major subsidiaries: Household Finance Corporation (“HFC”), which managed all domestic operations, and Global. On December 15, 2004, HFC merged with and into Household International which changed its name to HSBC Finance Corporation.
Domestic Operations HSBC Finance Corporation’s domestic operations are funded through the collection of receivable balances; issuing commercial paper, medium-term debt and long-term debt; securitizing and borrowing under secured financing facilities and selling consumer receivables. Domestically, HSBC Finance Corporation markets its commercial paper primarily through an in-house sales force. The vast majority of our domestic medium-term notes and long-term debt is now marketed through subsidiaries of HSBC. Domestic medium-term notes may also be marketed through our in-house sales force and investment banks. Long-term debt may also be marketed through unaffiliated investment banks.
At December 31, 2005, advances from subsidiaries of HSBC for our domestic operations totaled $11.0 billion. At December 31, 2004, advances from subsidiaries of HSBC for our domestic operations totaled $6.0 billion. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.
Outstanding commercial paper related to our domestic operations totaled $10.9 billion at December 31, 2005 and $8.7 billion at December 31, 2004. As discussed above, the outstanding domestic commercial paper balance increased significantly in 2005 as a result of the plan to increase our commercial paper issuances as a

HSBC Finance Corporation

result of lowering the coverage ratio of bank credit facilities to outstanding commercial paper from 100% to 80%. This plan also requires that the combination of bank credit facilities and undrawn committed conduit facilities will, at all times, exceed 115% of outstanding commercial paper.
Following our acquisition by HSBC, we established a new Euro commercial paper program, largely targeted towards HSBC clients, which expanded our European investor base. Under the Euro commercial paper program, commercial paper denominated in Euros, British pounds and U.S. dollars is sold to foreign investors. Outstanding Euro commercial paper sold to customers of HSBC totaled $3.2 billion at December 31, 2005 and $2.6 billion at December 31, 2004. We actively manage the level of commercial paper outstanding to ensure availability to core investors while maintaining excess capacity within our internally-established targets as communicated with the rating agencies.
The following table shows various debt issuances by HSBC Finance Corporation and its domestic subsidiaries during 2005 and 2004.

	2005	2004

	(in billions)
Medium term notes, excluding issuances to HSBC customers and subsidiaries of HSBC	$9.5	$6.4
Medium term notes issued to HSBC customers	.2	.3
Medium term notes issued to subsidiaries of HSBC	5.0	4.6
Foreign currency-denominated bonds, excluding issuances to HSBC customers and subsidiaries of HSBC	5.8	1.0
Junior subordinated notes issued to the Household Capital Trust IX	1.0	-
Foreign currency-denominated bonds issued to HSBC customers	.2	.2
Foreign currency-denominated bonds issued to subsidiaries of HSBC	-	.6
Global debt	11.2	4.5
InterNotessm (retail-oriented medium-term notes)	1.8	1.4
Securities backed by home equity, auto finance and MasterCard/ Visa receivables structured as secured financings	9.7	5.1
Additionally, as part of the Metris acquisition we assumed $4.6 billion of securities backed by MasterCard/ Visa receivables which we restructured to fail sale treatment and are now accounted for as secured financings.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars substantially all foreign-denominated notes in 2005 and 2004.
HSBC Finance Corporation issued securities backed by dedicated receivables of $9.7 billion in 2005 and $5.1 billion in 2004. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. At December 31, 2005, closed-end real estate secured, auto finance and MasterCard/ Visa receivables totaling $21.8 billion secured $15.1 billion of outstanding debt. At December 31, 2004, closed-end real estate secured and auto finance receivables totaling $10.3 billion secured $7.3 billion of outstanding debt.
HSBC Finance Corporation had committed back-up lines of credit totaling $10.6 billion at December 31, 2005 for its domestic operations. Included in the December 31, 2005 total are $2.5 billion of revolving credit facilities with HSBC. None of these back-up lines were drawn upon in 2005. The back-up lines expire on various dates through 2008. The most restrictive financial covenant contained in the back-up line agreements that could restrict availability is an obligation to maintain minimum shareholder’s equity of $10.0 billion which is substantially below our December 31, 2005 common and preferred shareholder’s equity balance of $19.5 billion.
At December 31, 2005, we had facilities with commercial and investment banks under which our domestic operations may issue securities backed with receivables up to $15 billion of receivables, including up to

HSBC Finance Corporation

$12.7 billion of auto finance, MasterCard, Visa, and personal non-credit card and $2.3 billion of real estate secured receivables. We have increased our total conduit capacity by $2.2 billion in 2005. Conduit capacity for real estate secured receivables was decreased $.2 billion and capacity for other products was increased $2.4 billion. The facilities are renewable at the banks’ option. At December 31, 2005, $5.6 billion of auto finance, MasterCard/ Visa, personal non-credit card and real estate secured receivables were used in collateralized funding transactions structured either as securitizations or secured financings under these funding programs and unsecured debt funding. In addition, we have available a $4 billion single seller mortgage facility (none of which was outstanding at December 31, 2005). The amount available under the facilities will vary based on the timing and volume of public securitization transactions. Through existing term bank financing and new debt issuances, we believe we will continue to have adequate sources of funds.
Global Global includes our foreign subsidiaries in the United Kingdom, the rest of Europe and Canada. Global’s assets were $10.7 billion at December 31, 2005 and $14.3 billion at December 31, 2004. Consolidated shareholder’s(s’) equity includes the effect of translating our foreign subsidiaries’ assets, liabilities and operating results from their local currency into U.S. dollars.
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
United Kingdom Our United Kingdom operation is funded with HBEU debt and previously issued long-term debt. Prior to 2004, at various times we have also utilized securitizations of receivables, wholesale deposits, commercial paper and short-term and intermediate term bank lines of credit to fund our U.K. operations. The following table summarizes the funding of our United Kingdom operation:

	2005	2004

	(in billions)
Due to HSBC affiliates	$4.2	$7.5
Long term debt	.9	1.0
At December 31, 2005, $.9 billion of long term debt was guaranteed by HSBC Finance Corporation. HSBC Finance Corporation receives a fee for providing the guarantee. In 2005 and 2004, our United Kingdom subsidiary primarily received its funding directly from HSBC.
As previously discussed, in December 2005, our U.K. operations sold its credit card operations to HBEU for total consideration of $3.0 billion, including $261 million in preferred stock of a subsidiary of HBEU, and used the proceeds to partially pay down amounts due to HBEU on bank lines in the U.K. and to pay a cash dividend of $489 million to HSBC Finance Corporation. Our U.K. operations also provided a dividend to HSBC Finance Corporation of $41 million of the preferred stock received in the transaction.
Canada Our Canadian operation is funded with commercial paper, intermediate debt and long-term debt. Outstanding commercial paper totaled $442 million at December 31, 2005 compared to $248 million at December 31, 2004. Intermediate and long-term debt totaled $2.5 billion at December 31, 2005 compared to $1.9 billion at December 31, 2004. At December 31, 2005, $2.9 billion of the Canadian subsidiary’s debt was guaranteed by HSBC Finance Corporation for which it receives a fee for providing the guarantee. Committed back-up lines of credit for Canada were approximately $86 million at December 31, 2005. All of these back-up lines are guaranteed by HSBC Finance Corporation and none were used in 2005. In 2005, our Canadian operations paid a dividend of $25 million to HSBC Finance Corporation.

HSBC Finance Corporation

2006 Funding Strategy As discussed previously, the acquisition by HSBC has improved our access to the capital markets as well as expanded our access to a worldwide pool of potential investors. Our current estimated domestic funding needs and sources for 2006 are summarized in the table that follows.

(in billions)

Funding needs:
Net asset growth	$15 - 25
Commercial paper, term debt and securitization maturities	30 - 36
Other	1 - 3

Total funding needs	$46 - 64

Funding sources:
External funding, including commercial paper	$45 - 59
HSBC and HSBC subsidiaries	1 - 5

Total funding sources	$46 - 64

Commercial paper outstanding in 2006 is expected to be in line with the December 31, 2005 balances, except during the first three months of 2006 when commercial paper balances will be temporarily high due to the seasonal activity of our TFS business. Approximately two-thirds of outstanding commercial paper is expected to be domestic commercial paper sold both directly and through dealer programs. Euro commercial paper is expected to account for approximately one-third of outstanding commercial paper and will be marketed predominately to HSBC clients.
Term debt issuances are expected to utilize several ongoing programs to achieve the desired funding. Approximately 70 percent of term debt funding is expected to be achieved through transactions including U.S. dollar global and Euro transactions and large medium-term note (“MTN”) offerings. Domestic and foreign retail note programs are expected to account for approximately 20 percent of term debt issuances. The remaining term debt issuances are expected to consist of smaller domestic and foreign currency MTN offerings.
As a result of our decision in 2004 to fund all new collateralized funding transactions as secured financings, we anticipate securitization levels will continue to decline in 2006. Because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in 2008. In addition, we will continue to replenish at reduced levels, certain non-public personal non-credit card securities issued to conduits for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take time for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. There was no impact, however, on cash received from operations or on IFRS reported results. Because we believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, we will continue to use secured financings of consumer receivables as a source of our funding and liquidity. We anticipate that secured financings in 2006 should increase significantly over the 2005 levels.
HSBC received regulatory approval in 2003 to provide the direct funding required by our United Kingdom operations. Accordingly, in 2004 we eliminated all back-up lines of credit which had previously supported our United Kingdom subsidiary. All new funding for our United Kingdom subsidiary is now provided directly by HSBC. Our Canadian operation will continue to fund itself independently through traditional third-party funding sources such as commercial paper and medium term-notes. Funding needs in 2006 are not expected to be significant for Canada.
Capital Expenditures We made capital expenditures of $78 million in 2005 and $96 million in 2004.

HSBC Finance Corporation

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements at December 31, 2005:

(in billions)

Private label, MasterCard and Visa credit cards	$176.2
Other consumer lines of credit	15.0

Open lines of credit(1)	$191.2

(1)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to December 31, 2005.
At December 31, 2005, our mortgage services business had commitments with numerous correspondents to purchase up to $1.6 billion of real estate secured receivables at fair market value, subject to availability based on underwriting guidelines specified by our mortgage services business and at prices indexed to general market rates. These commitments have terms of up to one year and can be renewed upon mutual agreement.
Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations at December 31, 2005 by period due:

	2006	2007	2008	2009	2010	Thereafter	Total

	(in millions)
Principal balance of debt:
Time certificates of deposit	$-	$9	$-	$-	$-	$-	$9
Due to affiliates	5,466	624	-	1,831	1,505	6,108	15,534
Long term debt (including secured financings)	19,291	18,805	14,937	11,390	11,357	28,291	104,071

Total debt	24,757	19,438	14,937	13,221	12,862	34,399	119,614

Operating leases:
Minimum rental payments	197	136	118	96	61	123	731
Minimum sublease income	76	28	28	27	16	1	176

Total operating leases	121	108	90	69	45	122	555

Obligations under merchant and affinity programs	127	128	124	124	116	480	1,099
Non-qualified pension and postretirement benefit liabilities(1)	24	25	30	27	31	1,102	1,239

Total contractual cash obligations	$25,029	$19,699	$15,181	$13,441	$13,054	$36,103	$122,507

(1)	Expected benefit payments calculated include future service component.
These cash obligations could be funded primarily through cash collections on receivables, from the issuance of new unsecured debt or through secured financings of receivables. Our receivables and other liquid assets generally have shorter lives than the liabilities used to fund them.
In January 2006 we entered into a lease for a building in the Village of Mettawa, Illinois. The new facility will consolidate our Prospect Heights, Mount Prospect and Deerfield offices. Construction of the building will begin in the spring of 2006 with the move planned for first and second quarter 2008. An estimate of the contractual cash obligation associated with this lease will not be finalized until later in 2006.
Our purchase obligations for goods and services at December 31, 2005 were not significant.

HSBC Finance Corporation

Off Balance Sheet Arrangements and Secured Financings

Securitizations and Secured Financings Securitizations (collateralized funding transactions structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” (“SFAS No. 140”)) and secured financings (collateralized funding transactions which do not receive sale treatment under SFAS No. 140) of consumer receivables have been a source of funding and liquidity for us. Securitizations and secured financings have been used to limit our reliance on the unsecured debt markets and often are more cost-effective than alternative funding sources.
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
Generally, for each securitization and secured financing we utilize credit enhancement to obtain investment grade ratings on the securities issued by the trust. To ensure that adequate funds are available to pay investors their contractual return, we may retain various forms of interests in assets securing a funding transaction, whether structured as a securitization or a secured financing, such as over-collateralization, subordinated series, residual interests (in the case of securitizations) in the receivables or we may fund cash accounts. Over-collateralization is created by transferring receivables to the trust issuing the securities that exceed the balance of the securities to be issued. Subordinated interests provide additional assurance of payment to investors holding senior securities. Residual interests are also referred to as interest-only strip receivables and represent rights to future cash flows from receivables in a securitization trust after investors receive their contractual return. Cash accounts can be funded by an initial deposit at the time the transaction is established and/or from interest payments on the receivables that exceed the investor’s contractual return.

HSBC Finance Corporation

Our retained securitization interests are not in the form of securities and are included in receivables on our consolidated balance sheets. These retained interests were comprised of the following at December 31, 2005 and 2004:

	At December 31,

	2005	2004

	(in millions)
Overcollateralization	$295	$826
Interest-only strip receivables	23	323
Cash spread accounts	150	225
Other subordinated interests	2,190	2,809

Total retained securitization interests	$2,658	$4,183

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
Securitizations are treated as secured financings under both IFRS and U.K. GAAP. In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under IFRS, we began to structure all new collateralized funding transactions as secured financings in the third quarter of 2004. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is currently projected to occur in early 2008. Private label trusts that publicly issue securities will now be replenished by HSBC Bank USA as a result of the daily sale of new domestic private label credit card originations to HSBC Bank USA. We will continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard/ Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take time for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. There was no impact, however, on cash received from operations.

HSBC Finance Corporation

Securitizations and secured financings were as follows:

	Year Ended December 31,

	2005	2004	2003

	(in millions)
Initial Securitizations:
Auto finance	$-	$-	$1,523
MasterCard/ Visa	-	550	670
Private label	-	190	1,250
Personal non-credit card	-	-	3,320

Total	$-	$740	$6,763

Replenishment Securitizations:
MasterCard/ Visa	$8,620	$20,378	$23,433
Private label	-	9,104	6,767
Personal non-credit card	211	828	675

Total	$8,831	$30,310	$30,875

Secured financings:
Real estate secured	$4,516	$3,299	$3,260
Auto finance	3,418	1,790	-
MasterCard/ Visa	1,785	-	-

Total	$9,719	$5,089	$3,260

Additionally, as part of the Metris acquisition we assumed $4.6 billion of securities backed by MasterCard/Visa receivables which we restructured to fail sale treatment and are now accounted for as secured financings.
Our securitization levels in 2005 were lower while secured financings were higher in 2005 reflecting the decision in the third quarter of 2004 to structure all new collateralized funding transactions as secured financings and the use of additional sources of liquidity provided by HSBC and its subsidiaries.
Outstanding securitized receivables consisted of the following:

	At December 31,

	2005	2004

	(in millions)
Real estate secured	$-	$81
Auto finance	1,192	2,679
MasterCard/ Visa	1,875	7,583
Personal non-credit card	1,007	3,882

Total	$4,074	$14,225

HSBC Finance Corporation

The following table summarizes the expected amortization of our securitized receivables at December 31, 2005:

	2006	2007	2008	2009	Total

	(in millions)
Real estate secured	$-	$-	$-	$-	$-
Auto finance	931	261	-	-	1,192
MasterCard/ Visa	1,375	167	333	-	1,875
Personal non-credit card	885	122	-	-	1,007

Total	$3,191	$550	$333	$-	$4,074

At December 31, 2005, the expected weighted-average remaining life of these transactions was .76 years.
The securities issued in connection with collateralized funding transactions may pay off sooner than originally scheduled if certain events occur. For certain auto transactions, early payoff of securities may occur if established delinquency or loss levels are exceeded or if certain other events occur. For all other transactions, early payoff of the securities begins if the annualized portfolio yield drops below a base rate or if certain other events occur. We do not presently believe that any early payoff will take place. If early payoff occurred, our funding requirements would increase. These additional requirements could be met through issuance of various types of debt or borrowings under existing back-up lines of credit. We believe we would continue to have adequate sources of funds if an early payoff event occurred.
At December 31, 2005, securitizations structured as sales represented 3 percent and secured financings represented 11 percent of the funding associated with our managed funding portfolio. At December 31, 2004, securitizations structured as sales represented 12 percent and secured financings represented 6 percent of the funding associated with our managed funding portfolio.
We continue to believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, and we will continue to use secured financings of consumer receivables as a source of our funding and liquidity. However, if the market for securities backed by receivables were to change, we may be unable to enter into new secured financings or to do so at favorable pricing levels. Factors affecting our ability to structure collateralized funding transactions as secured financings or to do so at cost-effective rates include the overall credit quality of our securitized loans, the stability of the securitization markets, the securitization market’s view of our desirability as an investment, and the legal, regulatory, accounting and tax environments governing collateralized funding transactions.
At December 31, 2005, we had domestic facilities with commercial and investment banks under which we may use up to $15 billion of our receivables in collateralized funding transactions structured either as securitizations or secured financings. The facilities are renewable at the banks’ option. At December 31, 2005, $5.6 billion of auto finance, MasterCard/ Visa, personal non-credit card and real estate secured receivables were used in collateralized funding transactions structured either as securitizations or secured financings under these funding programs. In addition, we have available a $4 billion single seller mortgage facility (none of which was outstanding at December 31, 2005) structured as a secured financing. As a result of the sale of the managed basis U.K. credit card receivables to HBEU as previously discussed, we no longer have any securitized receivables or conduit lines in the U.K. As previously discussed, beginning in the third quarter of 2004, we decided to fund all new collateralized funding transactions as secured financings to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under IFRS. The amount available under the facilities will vary based on the timing and volume of collateralized funding transactions. Through existing term bank financing and new debt issuances, we believe we should continue to have adequate sources of funds, which could be impacted from time to time by volatility in the financial markets or if one or more of these facilities were unable to be renewed.

HSBC Finance Corporation

For additional information related to our securitization activities, including the amount of revenues and cash flows resulting from these arrangements, see Note 8, “Asset Securitizations,” to our accompanying consolidated financial statements.
Risk Management

Our activities involve analysis, evaluation, acceptance and management of some degree of risk or combination of risks. Accordingly, we have comprehensive risk management policies to address potential financial risks, which include credit risk, liquidity risk, market risk (which includes interest rate and foreign currency exchange risks), reputational risk and operational risk. Our risk management policies are designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. We continually modify and enhance our risk management policies and systems to reflect changes in markets and products and in best practice risk management processes. Training, individual responsibility and accountability, together with a disciplined, conservative and constructive culture of control, lie at the heart of our management of risk. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board. The HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board. Additionally, our Audit Committee receives regular reports on our liquidity positions in relation to the established limits.
Credit Risk Management Credit risk is the risk that financial loss arises from the failure of a customer or counterparty to meet its obligations under a contract. Our credit risk arises primarily from lending and treasury activities.
We have established detailed policies to address the credit risk that arises from our lending activities. Our credit and portfolio management procedures focus on risk-based pricing and effective collection and customer account management efforts for each loan. Our lending guidelines, which delineate the credit risk we are willing to take and the related terms, are specific not only for each product, but also take into consideration various other factors including borrower characteristics. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. See “Credit Quality” for a detailed description of our policies regarding the establishment of credit loss reserves, our delinquency and charge-off policies and practices and our customer account management policies and practices. While we develop our own policies and procedures for all of our lending activities, they are based on standards established by HSBC and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level.
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We control counterparty credit risk in derivative instruments through established credit approvals, risk control limits, collateral, and ongoing monitoring procedures. Counterparty limits have been set and are closely monitored as part of the overall risk management process and control structure. During the third quarter of 2003 and continuing through 2005, we utilize an affiliate, HSBC Bank USA, as the primary provider of new domestic derivative products. We have never suffered a loss due to counterparty failure.
Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities and totaled $91 million at December 31, 2005 and $.4 billion at December 31, 2004. Affiliate swap counterparties provide collateral in the form of securities as required, which are not recorded on our balance sheet. At December 31, 2005, the fair value of our agreements with affiliate counterparties was below the $1.2 billion level requiring posting of collateral. As such, at December 31, 2005, we were not holding any swap collateral from HSBC

HSBC Finance Corporation

affiliates in the form of securities. At December 31, 2004, affiliate swap counterparties had provided collateral in the form of securities, which were not recorded on our balance sheet, totaling $2.2 billion. At December 31, 2005, we had derivative contracts with a notional value of approximately $75.9 billion, including $71.3 billion outstanding with HSBC Bank USA. At December 31, 2004, we had derivative contracts with a notional value of approximately $71.6 billion, including $61.3 billion outstanding with HSBC Bank USA.
See Note 15 to the accompanying consolidated financial statements, “Derivative Financial Instruments,” for additional information related to interest rate risk management and Note 24, “Fair Value of Financial Instruments,” for information regarding the fair value of certain financial instruments.
Liquidity Risk The management of liquidity risk is addressed in HSBC Finance Corporation’s funding management policies and practices. HSBC Finance Corporation funds itself principally through unsecured term funding in the markets, through secured financings and securitization transactions and through borrowings from HSBC and HSBC clients. Generally, the lives of our assets are shorter than the lives of the liabilities used to fund them. This initially reduces liquidity risk by ensuring that funds are received prior to liabilities becoming due.
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
The measurement and management of liquidity risk is a primary focus. Three standard analyses are utilized to accomplish this goal. First, a rolling 60 day funding plan is updated daily to quantify near-term needs and develop the appropriate strategies to fund those needs. As part of this process, debt maturity profiles (daily, monthly, annually) are generated to assist in planning and limiting any potential rollover risk (which is the risk that we will be unable to pay our debt or borrow additional funds as it becomes due). Second, comprehensive plans identifying monthly funding requirements for the next twelve months are updated at least weekly and monthly funding plans for the next two years are maintained. These plans focus on funding projected asset growth and drive both the timing and size of debt issuances. These plans are shared on a regular basis with HSBC. And third, a Maximum Cumulative Outflow (MCO) analysis is updated regularly to measure liquidity risk. Cumulative comprehensive cash inflows are subtracted from outflows to generate a net exposure that is tracked both monthly over the next 12 month period and annually for 5 years. Net outflow limits are reviewed by HSBC Finance Corporation’s ALCO and HSBC.
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
Market Risk The objective of our market risk management process is to manage and control market risk exposures in order to optimize return on risk while maintaining a market profile as a provider of financial products and services. Market risk is the risk that movements in market risk factors, including interest rates and foreign currency exchange rates, will reduce our income or the value of our portfolios.

HSBC Finance Corporation

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
Prior to the acquisition by HSBC, the majority of our fair value and cash flow hedges were effective hedges which qualified for the shortcut method of accounting. Under the Financial Accounting Standards Board’s interpretations of SFAS No. 133, the shortcut method of accounting was no longer allowed for interest rate swaps which were outstanding at the time of our acquisition by HSBC. As a result of the acquisition, we were required to reestablish and formally document the hedging relationship associated with all of our fair value and cash flow hedging instruments and assess the effectiveness of each hedging relationship, both at the date of the acquisition and on an ongoing basis. As a result of deficiencies in our contemporaneous hedge documentation at the time of acquisition, we lost the ability to apply hedge accounting to our entire cash flow and fair value hedging portfolio that existed at the time of acquisition by HSBC. Substantially all derivative financial instruments entered into subsequent to the acquisition qualify as effective hedges under SFAS No. 133 and beginning in 2005 are being accounted for under the long-haul method of accounting.
Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of changes in interest rates on net interest income. The key assumptions used in these models include expected loan payoff rates, loan volumes and pricing, cash flows from derivative financial instruments and changes in market conditions. These assumptions are based on our best estimates of actual conditions. The models cannot precisely predict the actual impact of changes in interest rates on our earnings because these assumptions are highly uncertain. At December 31, 2005, our interest rate risk levels were below those allowed by our existing policy.
We generally fund our assets with liabilities that have similar interest rate features, or are combined at issuance with derivatives to produce liabilities with repricing features similar to the assets. This initially reduces interest rate risk. Over time, however, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products produce different interest rate risk exposures. We use derivative financial instruments, principally interest rate swaps, to manage these exposures. Interest rate futures, interest rate forwards and purchased options are also used on a limited basis to reduce interest rate risk.
We monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming a growing balance sheet and the current interest rate risk profile. The following table summarizes such estimated impact:

	At
	December 31,

	2005	2004

	(in millions)
Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$213	$176
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	$120	$169

HSBC Finance Corporation

These estimates include both the net interest income impact of the derivative positions we have entered into which are considered to be effective hedges under SFAS No. 133 and the impact of economic hedges of certain underlying debt instruments which do not qualify for hedge accounting as previously discussed, as if they were effective hedges under SFAS No. 133. These estimates also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated.
As part of our overall risk management strategy to reduce earnings volatility, in 2005 a significant number of our pay fixed/receive variable interest rate swaps which had not previously qualified for hedge accounting under SFAS No. 133, have been designated as effective hedges using the long-haul method of accounting, and certain other interest rate swaps were terminated. This will significantly reduce the volatility of the mark-to-market on the previously non-qualifying derivatives which have been designated as effective hedges going forward, but will result in the recording of ineffectiveness under the long-haul method of accounting under SFAS No. 133. In order to further reduce earnings volatility that would otherwise result from changes in interest rates, we continue to evaluate the steps required to regain hedge accounting treatment under SFAS No. 133 for the remaining swaps which do not currently qualify for hedge accounting. These derivatives remain economic hedges of the underlying debt instruments. We will continue to manage our total interest rate risk on a basis consistent with the risk management process employed since the acquisition.
HSBC Group also has certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit as of December 31, 2005 was $2 million, which includes the risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $2 million. As of December 31, 2005, we had a PVBP position of less than $1 million reflecting the impact of a one basis point increase in interest rates.
While the total PVBP position will not change as a result of the loss of hedge accounting following our acquisition by HSBC, the following table shows the components of PVBP:

	2005	2004

	(In millions)
Risk related to our portfolio of ineffective hedges	$(1.4)	$(2.7)
Risk for all other remaining assets and liabilities	2.3	1.9

Total PVBP risk	$.9	$.8

Foreign currency exchange risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. We enter into foreign exchange rate forward contracts and currency swaps to minimize currency risk associated with changes in the value of foreign-denominated liabilities. Currency swaps convert principal and interest payments on debt issued from one currency to another. For example, we may issue Euro-denominated debt and then execute a currency swap to convert the obligation to U.S. dollars. Prior to the acquisition, we had periodically entered into foreign exchange contracts to hedge portions of our investments in our United Kingdom and Canada subsidiaries. We estimate that a 10 percent adverse change in the British pound/ U.S. dollar and Canadian dollar/ U.S. dollar exchange rate would result in a decrease in common shareholder’s(s’) equity of $162 million at December 31, 2005 and $188 million at December 31, 2004 and would not have a material impact on net income.
We have issued debt in a variety of currencies and simultaneously executed currency swaps to hedge the future interest and principal payments. As a result of the loss of hedge accounting on currency swaps outstanding at the time of our acquisition, the recognition of the change in the currency risk on these swaps is recorded differently than the corresponding risk on the underlying foreign denominated debt. Currency risk on the swap is now recognized immediately on the net present value of all future swap payments. On the corresponding debt, currency risk is recognized on the principal outstanding which is converted at the period

HSBC Finance Corporation

end spot translation rate and on the interest accrual which is converted at the average spot rate for the reporting period.
Operational Risk Operational risk is the risk of loss arising through fraud, unauthorized activities, error, omission, inefficiency, systems failure or from external events. It is inherent in every business organization and covers a wide spectrum of issues. We manage this risk through a controls-based environment in which processes are documented, authorization is independent and transactions are reconciled and monitored. This is supported by an independent program of periodic reviews undertaken by Internal Audit. We also monitor external operations risk events which take place to ensure that we remain in line with best practice and take account of lessons learned from publicized operational failures within the financial services industry. We also maintain and test emergency policies and procedures to support operations and our personnel in the event of disasters.
Reputational Risk The safeguarding of our reputation is of paramount importance to our continued prosperity and is the responsibility of every member of our staff. Reputational risk can arise from social, ethical or environmental issues, or as a consequence of operations risk events. Our good reputation depends upon the way in which we conduct our business, but can also be affected by the way in which customers, to whom we provide financial services, conduct themselves.
Reputational risk is considered and assessed by the HSBC Group Management Board, our Board of Directors and senior management during the establishment of standards for all major aspects of business and the formulation of policy. These policies, which are an integral part of the internal control systems, are communicated through manuals and statements of policy, internal communication and training. The policies set out operational procedures in all areas of reputational risk, including money laundering deterrence, environmental impact, anti-corruption measures and employee relations.
We have established a strong internal control structure to minimize the risk of operational and financial failure and to ensure that a full appraisal of reputational risk is made before strategic decisions are taken. The HSBC internal audit function monitors compliance with our policies and standards.

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
HBEU – HSBC Bank plc, a U.K. based subsidiary of HSBC Holdings plc.
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
Intangible Assets – Assets (not including financial assets) that lack physical substance. Our acquired intangibles include purchased credit card relationships and related programs, merchant relationships in our retail services business, other loan related relationships, trade names, technology, customer lists and other contracts.
Interchange Fees – Fees received for processing a credit card transaction through the MasterCard or Visa network.
Interest-only Strip Receivables – Represent our contractual right to receive interest and other cash flows from our securitization trusts after the investors receive their contractual return.

HSBC Finance Corporation

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
Near-prime receivables – A portion of our non-prime receivable portfolio which is comprised of customers with somewhat stronger credit scores than our other customers that are priced at rates generally below the rates offered on our non-prime products.
Net Interest Income – Interest income from receivables and noninsurance investment securities reduced by interest expense.
Net Interest Margin – Net interest income as a percentage of average interest-earning assets.
Nonaccrual Loans – Loans on which we no longer accrue interest because ultimate collection is unlikely.
Non-prime receivables – Receivables which have been priced above the standard interest rates charged to prime customers due to a higher than average risk for default as a result of the customer’s credit history and the value of collateral, if applicable.
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
Real Estate Secured Loan – Closed-end loans and revolving lines of credit secured by first or subordinate liens on residential real estate.
Receivables Serviced with Limited Recourse – Receivables we have securitized in transactions structured as sales and for which we have some level of potential loss if defaults occur.
Return on Average Common Shareholder’s(s’) Equity – Net income less dividends on preferred stock divided by average common shareholder’s(s’) equity.

HSBC Finance Corporation

Return on Average Managed Assets – Net income divided by average managed assets.
Return on Average Owned Assets – Net income divided by average owned assets.
Risk Adjusted Revenue – A non-GAAP financial measure which represents net interest income, plus other revenues, excluding securitization related revenue and the mark-to-market and ineffectiveness related to our derivative instruments, less net charge-offs as a percentage of average interest earning assets.
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
Securitization Related Revenue – Includes income associated with current and prior period securitizations structured as sales of receivables with limited recourse. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.
Tangible Common Equity – Common shareholder’s(s’) equity (excluding unrealized gains and losses on investments and cash flow hedging instruments and any minimum pension liability) less acquired intangibles and goodwill.
Tangible Shareholder’s(s’) Equity – Tangible common equity, preferred stock, and company obligated mandatorily redeemable preferred securities of subsidiary trusts (including amounts due to affiliates) adjusted for HSBC acquisition purchase accounting adjustments.
Tangible Managed Assets – Total managed assets less acquired intangibles, goodwill and derivative financial assets.
Taxpayer Financial Services (“TFS”) Revenue – Our taxpayer financial services business provides consumer tax refund lending in the United States. This income primarily consists of fees received from the consumer for origination of a short term loan which will be repaid from their Federal income tax return refund.
Whole Loan Sales – Sales of loans to third parties without recourse. Typically, these sales are made pursuant to our liquidity or capital management plans.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
CREDIT QUALITY STATISTICS – OWNED BASIS

	2005	2004	2003	2002	2001

	(dollars are in millions)
Owned Two-Month-and-Over Contractual Delinquency Ratios
Real estate secured	2.72%	2.96%	4.33%	3.91%	2.63%
Auto finance	2.34	2.07	2.51	3.96	2.92
MasterCard/ Visa(2)	3.66	4.88	5.76	5.97	5.67
Private label	5.43	4.13	5.42	6.36	5.99
Personal non-credit card	9.40	8.69	10.01	8.95	8.44

Total consumer(2)	3.84%	4.07%	5.36%	5.34%	4.43%

Ratio of Owned Net Charge-offs to Average Owned Receivables for the Year
Real estate secured	.76%	1.10%	.99%	.91%	.52%
Auto finance	3.27	3.43	4.91	6.00	4.00
MasterCard/ Visa(1)	7.12	8.85	9.18	9.46	8.17
Private label(1)	4.83	6.17	5.75	6.28	5.59
Personal non-credit card	7.88	9.75	9.89	8.26	6.81

Total consumer(1)	3.03	4.00	4.06	3.81	3.32
Commercial	2.60	-	.46	(.40)	2.10

Total	3.03%	3.98%	4.05%	3.79%	3.31%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	.87%	1.38%	1.42%	1.29%	.84%

Nonaccrual Owned Receivables
Domestic:
Real estate secured	$1,601	$1,489	$1,777	$1,367	$907
Auto finance	245	155	104	80	69
Private label	31	24	43	38	39
Personal non-credit card	1,190	908	898	902	782
Foreign	463	432	316	264	215

Total consumer	3,530	3,008	3,138	2,651	2,012
Commercial and other	3	4	6	15	15

Total	$3,533	$3,012	$3,144	$2,666	$2,027

Accruing Consumer Owned Receivables 90 or More Days Delinquent
Domestic:
MasterCard/ Visa	$583	$469	$443	$343	$352
Private label	-	-	429	491	462
Foreign	38	38	32	27	30

Total	$621	$507	$904	$861	$844

Real Estate Owned
Domestic	$506	$583	$627	$424	$395
Foreign	4	4	4	3	4

Total	$510	$587	$631	$427	$399

Renegotiated Commercial Loans	$-	$2	$2	$1	$2

(1)	The adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa portfolios in December 2004 increased private label net charge-offs by $155 million (119 basis points) and MasterCard/ Visa net charge-offs by $3 million (2 basis points) and total consumer net charge-offs by $158 million (16 basis points) for the year ended December 31, 2004.

(2)	In December 2005, we completed the acquisition of Metris which included receivables of $5.3 billion. This event had a significant impact on this ratio. Excluding the receivables from the Metris acquisition from this calculation, our consumer delinquency ratio for our MasterCard/Visa portfolio was 4.01% and total consumer delinquency was 3.89%.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
CREDIT QUALITY STATISTICS – MANAGED BASIS(1)

	2005	2004	2003	2002	2001

	(dollars are in millions)
Managed Two-Month-and-Over Contractual Delinquency Ratios
Real estate secured	2.72%	2.97%	4.35%	3.94%	2.68%
Auto finance	2.76	2.96	3.84	3.65	3.16
MasterCard/ Visa(3)	3.52	3.98	4.16	4.12	4.10
Private label	5.43	4.13	4.94	6.03	5.48
Personal non-credit card	9.54	9.30	10.69	9.41	8.87

Total consumer(3)	3.89%	4.24%	5.39%	5.24%	4.46%

Ratio of Managed Net Charge-offs to Average Managed Receivables for the Year
Real estate secured	.76%	1.10%	1.00%	.92%	.53%
Auto finance	4.56	5.80	7.00	6.63	5.31
MasterCard/ Visa(2)	6.78	7.29	7.26	7.12	6.63
Private label(2)	4.83	6.03	5.62	5.75	5.18
Personal non-credit card	8.11	10.20	9.97	8.32	6.79

Total consumer(2)	3.36	4.61	4.67	4.28	3.73
Commercial	2.60	-	.46	(.40)	2.10

Total	3.36%	4.59%	4.66%	4.26%	3.72%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	.87%	1.38%	1.42%	1.29%	.83%

Nonaccrual Managed Receivables
Domestic:
Real estate secured	$1,601	$1,496	$1,791	$1,391	$941
Auto finance	324	302	338	272	202
Private label	31	24	43	38	39
Personal non-credit card	1,287	1,263	1,464	1,320	1,106
Foreign	463	469	367	311	263

Total consumer	3,706	3,554	4,003	3,332	2,551
Commercial and other	3	4	6	15	15

Total	$3,709	$3,558	$4,009	$3,347	$2,566

Accruing Consumer Managed Receivables 90 or More Days Delinquent
Domestic:
MasterCard/ Visa	$604	$570	$601	$513	$527
Private label	-	-	582	633	503
Foreign	38	38	32	27	30

Total	$642	$608	$1,215	$1,173	$1,060

(1)	These non-GAAP financial measures are provided for comparison of our operating trends and should be read in conjunction with our owned basis GAAP financial information. Refer to “Reconciliations to GAAP Financial Measures” for a discussion of non-GAAP financial information and for quantitative reconciliations to the equivalent GAAP basis financial measure.

(2)	The adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa portfolios in December 2004 increased private label net charge-offs by $197 million (112 basis points) and MasterCard/ Visa net charge-offs by $5 million (2 basis points) and total consumer net charge-offs by $202 million (17 basis points) for the year ended December 31, 2004.

(3)	In December 2005, we completed the acquisition of Metris which included receivables of $5.3 billion. This event had a significant impact on this ratio. Excluding the receivables from the Metris acquisition from this calculation, our consumer delinquency ratio for our MasterCard/Visa portfolio was 3.79% and total consumer delinquency was 3.95%.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY – OWNED RECEIVABLES

	2005		2004		2003	2002	2001

	(dollars are in millions
Total Owned Credit Loss Reserves at January 1	$3,625		$3,793		$3,333	$2,663	$2,112

Provision for Credit Losses	4,543		4,334		3,967	3,732	2,913

Charge-offs
Domestic:
Real estate secured	(569)		(629)		(496)	(430)	(194)
Auto finance	(311)		(204)		(148)	(159)	(94)
MasterCard/ Visa(1)	(1,339)		(1,082)		(936)	(736)	(646)
Private label(1)	(33)		(788)		(684)	(650)	(591)
Personal non-credit card	(1,333)		(1,350)		(1,354)	(1,193)	(893)
Foreign	(509)		(355)		(257)	(223)	(237)

Total consumer	(4,094)		(4,408)		(3,875)	(3,391)	(2,655)
Commercial and other	(6)		(1)		(3)	(2)	(12)

Total owned receivables charged off	(4,100)		(4,409)		(3,878)	(3,393)	(2,667)

Recoveries
Domestic:
Real estate secured	27		18		10	7	5
Auto finance	18		6		5	7	1
MasterCard/ Visa	157		103		87	59	52
Private label	6		79		72	48	61
Personal non-credit card	171		120		82	92	76
Foreign	68		50		34	49	62

Total consumer	447		376		290	262	257
Commercial and other	-		-		1	2	-

Total recoveries on owned receivables	447		376		291	264	257
Other, net	6		(469)		80	67	48

Owned Credit Loss Reserves
Domestic:
Real estate secured	718		645		670	551	284
Auto finance	222		181		172	126	77
MasterCard/ Visa	1,576		1,205		806	649	594
Private label	36		28		519	527	499
Personal non-credit card	1,652		1,237		1,348	1,275	1,032
Foreign	312		316		247	172	137

Total consumer	4,516		3,612		3,762	3,300	2,623
Commercial and other	5		13		31	33	40

Total Owned Credit Loss Reserves at December 31	$4,521		$3,625		$3,793	$3,333	$2,663

Ratio of Owned Credit Loss Reserves to:
Net charge-offs	123.8	% (3)	89.9	% (2)	105.7%	106.5%	110.5%
Receivables:
Consumer	3.23		3.39		4.09	4.02	3.31
Commercial	2.67		8.90		6.80	6.64	7.12

Total	3.23%		3.39%		4.11%	4.04%	3.33%

Nonperforming loans:
Consumer	108.8%		102.7%		93.2%	94.0%	91.9%
Commercial	166.7		535.9		469.8	229.7	278.7

Total	108.8%		103.0%		93.7%	94.5%	92.7%

(1)	Includes $3 million of MasterCard and Visa and $155 million of private label charge-off relating to the adoption of FFIEC charge-off policies in December 2004.

(2)	In December 2004 we adopted FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa portfolios and subsequently sold this domestic private label receivable portfolio. These events had a significant impact on this ratio. Reserves as a percentage of net charge-offs excluding net charge-offs associated with the sold domestic private label portfolio and charge-off relating to the adoption of FFIEC was 109.2% at December 31, 2004.

(3)	The acquisition of Metris in December 2005 has positively impacted this ratio. Reserves as a percentage of net charge-offs excluding Metris was 118.2 percent.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY – MANAGED RECEIVABLES(1)

	2005		2004		2003	2002	2001

	(dollars are in millions)
Total Managed Credit Loss Reserves at January 1	$4,515		$6,167		$5,092	$3,811	$3,194

Provision for Credit Losses	4,650		4,522		6,242	5,655	4,018

Charge-Offs
Domestic:
Real estate secured	(569)		(631)		(500)	(437)	(203)
Auto finance	(528)		(561)		(567)	(478)	(287)
MasterCard/ Visa(2)	(1,573)		(1,551)		(1,462)	(1,274)	(1,148)
Private label(2)	(33)		(1,066)		(918)	(764)	(640)
Personal non-credit card	(1,585)		(1,919)		(1,862)	(1,600)	(1,196)
Foreign	(574)		(423)		(330)	(280)	(282)

Total consumer	(4,862)		(6,151)		(5,639)	(4,833)	(3,756)
Commercial and other	(6)		(1)		(3)	(2)	(12)

Total managed receivables charged off	(4,868)		(6,152)		(5,642)	(4,835)	(3,768)

Recoveries
Domestic:
Real estate secured	27		18		10	7	5
Auto finance	32		15		12	17	4
MasterCard/ Visa	174		132		127	96	81
Private label	6		101		92	56	62
Personal non-credit card	192		154		106	122	101
Foreign	76		58		40	59	72

Total consumer	507		478		387	357	325
Commercial and other	-		-		1	2	-

Total recoveries on managed receivables	507		478		388	359	325
Other, net	(68)		(500)		87	102	42

Managed Credit Loss Reserves
Domestic:
Real estate secured	718		646		671	561	304
Auto finance	348		516		846	759	449
MasterCard/ Visa	1,592		1,306		1,114	957	975
Private label	36		28		886	791	603
Personal non-credit card	1,725		1,635		2,244	1,697	1,217
Foreign	312		371		375	294	223

Total consumer	4,731		4,502		6,136	5,059	3,771
Commercial and other	5		13		31	33	40

Total Managed Credit Loss Reserves at December 31	$4,736		$4,515		$6,167	$5,092	$3,811

Ratio of Managed Credit Loss Reserves to:
Net charge-offs	108.6	% (4)	79.6	% (3)	117.4%	113.8%	110.7%
Receivables:
Consumer	3.29		3.73		5.19	4.73	3.77
Commercial	2.67		8.90		6.80	6.64	7.12

Total	3.29%		3.73%		5.20%	4.74%	3.78%

Nonperforming loans:
Consumer	108.8%		108.2%		117.6%	112.3%	104.5%
Commercial	166.7		535.9		469.8	229.7	278.7

Total	108.8%		108.4%		118.0%	112.6%	105.0%

(1)	These non-GAAP financial measures are provided for comparison of our operating trends and should be read in conjunction with our owned basis GAAP financial information. Refer to “Reconciliations to GAAP Financial Measures” for a discussion of non-GAAP financial information and for quantitative reconciliations to the equivalent GAAP basis financial measure.

(2)	Includes $5 million of MasterCard and Visa and $197 million of private label charge-off relating to the adoption of FFIEC charge-off policies in December 2004.

(3)	As previously discussed, the adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa portfolios and subsequent sale of this domestic private label receivable portfolio in December 2004 had a significant impact on this ratio. Reserves as a percentage of net charge-offs excluding net charge-offs associated with the sold domestic private label portfolio and charge-off relating to the adoption of FFIEC was 96.0% at December 31, 2004.

(4)	The acquisition of Metris in December 2005 has positively impacted this ratio. Reserves as a percentage of net charge-offs excluding Metris was 103.9 percent.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
NET INTEREST MARGIN – 2005 COMPARED TO 2004 (OWNED BASIS)

						Finance and
						Interest
	Average		Average			Income/ Interest		Increase/ (Decrease) Due to:
	Outstanding(1)		Rate			Expense
									Volume	Rate
	2005	2004	2005		2004	2005	2004	Variance	Variance(2)	Variance(2)

	(dollars are in millions)
Receivables:
Real estate secured	$73,097	$56,303	8.4%		8.8%	$6,155	$4,974	$1,181	$1,424	$(243)
Auto finance	9,074	5,785	11.8		12.2	1,067	706	361	388	(27)
MasterCard/ Visa	17,823	11,575	13.9		13.6	2,479	1,572	907	868	39
Private label	2,948	13,029	9.4		10.8	278	1,407	(1,129)	(970)	(159)
Personal non-credit card	17,558	14,194	18.4		16.7	3,226	2,374	852	602	250
Commercial and other	255	354	2.4		2.5	6	9	(3)	(2)	(1)
HSBC acquisition purchase accounting adjustments	134	319	-		-	(139)	(201)	62	62	-

Total receivables	120,889	101,559	10.8		10.7	13,072	10,841	2,231	2,089	142
Noninsurance investments	3,694	4,853	3.9		2.1	144	104	40	(29)	69

Total interest-earning assets (excluding insurance investments)	$124,583	$106,412	10.6%		10.3%	$13,216	$10,945	$2,271	$1,940	$331
Insurance investments	3,159	3,165
Other assets	12,058	14,344

Total Assets	$139,800	$123,921

Debt:
Deposits	$40	$88	2.3	% (6)	1.9%	$1	$2	$(1)	$(1)	$-
Commercial paper	11,877	11,403	3.4		1.8	399	210	189	9	180
Bank and other borrowings	71	38	2.7	(6)	1.9 (6)	2	1	1	1	-
Due to affiliates	16,654	8,752	4.3		3.9	713	343	370	336	34
Long term debt (with original maturities over one year)	86,207	79,834	4.3		3.3	3,717	2,587	1,130	222	908

Total debt	$114,849	$100,115	4.2%		3.1%	$4,832	$3,143	$1,689	$495	$1,194
Other liabilities	6,649	5,703

Total liabilities	121,498	105,818
Preferred securities	1,366	1,100
Common shareholder’s(s’) equity	16,936	17,003

Total Liabilities and Shareholder’s(s’) Equity	$139,800	$123,921

Net Interest Margin – Owned Basis(3)(5)			6.7%		7.3%	$8,384	$7,802	$582	$1,445	$(863)

Interest Spread – Owned Basis(4)			6.4%		7.2%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.

(3)	Represents net interest income as a percent of average interest-earning assets

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets

(5)	The net interest margin analysis includes the following for foreign businesses:

	2005	2004

Average interest-earning assets	$12,098	$10,728
Average interest-bearing liabilities	10,231	9,127
Net interest income	754	712
Net interest margin	6.2%	6.8%

(6)	Average rate does not recompute from the dollar figures presented due to rounding.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
NET INTEREST MARGIN – 2004 COMPARED TO 2003 (OWNED BASIS)

					Finance and
					Interest
	Average		Average		Income/ Interest		Increase/ (Decrease) Due to:
	Outstanding(1)		Rate		Expense
								Volume	Rate
	2004	2003	2004	2003	2004	2003	Variance	Variance(2)	Variance(2)

	(dollars are in millions)
Receivables:
Real estate secured	$56,303	$49,852	8.8%	9.7%	$4,974	$4,852	$122	$594	$(472)
Auto finance	5,785	2,920	12.2	12.9	706	378	328	351	(23)
MasterCard/ Visa	11,575	9,517	13.6	13.3	1,572	1,266	306	279	27
Private label	13,029	11,942	10.8	11.6	1,407	1,379	28	125	(97)
Personal non-credit card	14,194	14,009	16.7	17.5	2,374	2,454	(80)	32	(112)
Commercial and other	354	430	2.5	2.2 (6)	9	10	(1)	(2)	1
HSBC acquisition purchase accounting adjustments	319	397	-	-	(201)	(200)	(1)	(1)	-

Total receivables	101,559	89,067	10.7	11.4	10,841	10,139	702	1,361	(659)
Noninsurance investments	4,853	5,280	2.1	2.0	104	103	1	(9)	10

Total interest-earning assets (excluding insurance investments)	$106,412	$94,347	10.3%	10.9%	$10,945	$10,242	$703	$1,251	$(548)
Insurance investments	3,165	3,160
Other assets	14,344	12,590

Total Assets	$123,921	$110,097

Debt:
Deposits	$88	$992	1.9%	3.6%	$2	$36	$(34)	$(24)	$(10)
Commercial paper	11,403	6,357	1.8	1.6	210	103	107	91	16
Bank and other borrowings	38	1,187	1.9 (6)	3.9	1	46	(45)	(29)	(16)
Due to affiliates	8,752	3,014	3.9	2.4	343	73	270	204	66
Long term debt (with original maturities over one year)	79,834	73,383	3.3	3.6	2,587	2,670	(83)	223	(306)

Total debt	$100,115	$84,933	3.1%	3.4%	$3,143	$2,928	$215	$492	$(277)
Other liabilities	5,703	9,836

Total liabilities	105,818	94,769
Preferred securities	1,100	1,119
Common shareholder’s(s’) equity	17,003	14,209

Total Liabilities and Shareholder’s(s’) Equity	$123,921	$110,097

Net Interest Margin – Owned Basis(3)(5)			7.3%	7.8%	$7,802	$7,314	$488	$759	$(271)

Interest Spread – Owned Basis(4)			7.2%	7.5%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.

(3)	Represents net interest income as a percent of average interest-earning assets

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets

(5)	The net interest margin analysis includes the following for foreign businesses:

	2004	2003

Average interest-earning assets	$10,728	$8,779
Average interest-bearing liabilities	9,127	7,957
Net interest income	712	660
Net interest margin	6.8%	7.5%

(6)	Average rate does not recompute from the dollar figures presented due to rounding.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
NET INTEREST MARGIN – 2005 COMPARED TO 2004 AND 2003 (MANAGED BASIS)
Net Interest Margin on a Managed Basis As receivables are securitized rather than held in our portfolio, net interest margin is reclassified to securitization related revenue. We retain a substantial portion of the profit inherent in the receivables while increasing liquidity. The comparability of net interest margin between periods may be impacted by the level and type of receivables securitized. Net interest margin on a managed basis includes finance income earned on our owned receivables as well on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized.

										Increase/(Decrease) Due to:

							Finance and Interest			2005 Compared to 2004			2004 Compared to 2003
	Average Outstanding(1)			Average Rate			Income/Interest Expense
											Volume	Rate		Volume	Rate
	2005	2004	2003	2005	2004	2003	2005	2004	2003	Variance	Variance(2)	Variance(2)	Variance	Variance(2)	Variance(2)

	(dollars are in millions)
Receivables:
Real estate secured	$73,120	$56,462	$50,124	8.4%	8.8%	9.7%	$6,157	$4,984	$4,874	$1,173	$1,412	$(239)	$110	$583	$(473)
Auto finance	10,937	9,432	7,918	12.3	13.3	14.9	1,342	1,250	1,180	92	189	(97)	70	210	(140)
MasterCard/Visa	22,694	20,674	19,272	13.4	12.7	12.9	3,045	2,627	2,484	418	266	152	143	179	(36)
Private label	2,948	17,579	16,016	9.4	10.8	11.5	278	1,895	1,843	(1,617)	(1,406)	(211)	52	173	(121)
Personal non- credit card	19,956	18,986	19,041	18.3	17.2	17.8	3,650	3,260	3,388	390	171	219	(128)	(10)	(118)
Commercial and other	255	354	430	2.4	2.5	2.2 (5)	6	9	10	(3)	(2)	(1)	(1)	(2)	1
HSBC acquisition purchase accounting adjustment	134	319	397	-	-	-	(139)	(201)	(200)	62	62	-	(1)	(1)	-

Total receivables	130,044	123,806	113,198	11.0	11.2	12.0	14,339	13,824	13,579	515	690	(175)	245	1,222	(977)
Noninsurance investments	3,694	4,853	5,280	3.9	2.1	2.0	144	104	103	40	(29)	69	1	(9)	10

Total interest- earning assets (excluding insurance investments)	$133,738	$128,659	$118,478	10.8%	10.8%	11.5%	$14,483	$13,928	$13,682	$555	$555	$-	$246	$1,115	$(869)

Total debt	$124,004	$122,362	$109,064	4.2%	3.0%	3.2%	$5,207	$3,671	$3,494	$1,536	$50	$1,486	$177	$405	$(228)

Net Interest Margin – Managed Basis(3)				6.9%	8.0%	8.6%	$9,276	$10,257	$10,188	$(981)	$505	$(1,486)	$69	$710	$(641)

Interest Spread – Managed Basis(4)				6.6%	7.8%	8.3%

(1)	Nonaccrual loans are included in average outstanding balances.
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
Managed Basis Reporting We have historically monitored our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. This is because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations and make decisions about allocating resources such as capital on a managed basis.
When reporting on a managed basis, net interest margin, provision for credit losses and fee income related to receivables securitized are reclassified from securitization related revenue in our owned statements of income into the appropriate caption. Additionally, charge-off and delinquency associated with these receivables are included in our managed basis credit quality statistics.
Debt analysts, rating agencies and fixed income investors have also historically evaluated our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables such investors and other interested parties to better understand the performance and quality of our entire managed loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned portfolio.
Equity Ratios Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”), tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-GAAP financial measures that are used by HSBC Finance Corporation management or applicable rating agencies to evaluate capital adequacy. These ratios may differ from similarly named measures presented by other companies. The most directly comparable GAAP financial measure is common and preferred equity to owned assets.
We and certain rating agencies also monitor our equity ratios excluding the impact of HSBC acquisition purchase accounting adjustments. We do so because we believe that the HSBC acquisition purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations.
Preferred securities issued by certain non-consolidated trusts are considered equity in the TETMA and TETMA + Owned Reserves calculations because of their long-term subordinated nature and the ability to defer dividends. Previously, our Adjustable Conversion-Rate Equity Security Units, adjusted for HSBC acquisition purchase accounting adjustments, were also considered equity in these calculations. Beginning in the third quarter of 2005, and with the agreement of applicable rating agencies, we have refined our definition of TETMA and TETMA + Owned Reserves to exclude the Adjustable Conversion-Rate Equity Security Units as this more accurately reflects the impact of these items on our equity. Prior period amounts have been revised to reflect the current period presentation.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
Quantitative Reconciliations of Non-GAAP Financial Measures to GAAP Financial Measures For a reconciliation of managed basis net interest income, fee income and provision for credit losses to the comparable owned basis amounts, see Note 22, “Business Segments,” to the accompanying consolidated financial statements. For a reconciliation of our owned loan portfolio by product to our managed loan portfolio, see Note 6, “Receivables,” to the accompanying consolidated financial statements. Reconciliations of our owned basis and managed basis credit quality, loss reserves, net interest income, selected financial ratios, including operating ratios, and our equity ratios follow.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
CREDIT QUALITY STATISTICS – 2005

	Two-Months-and-Over Contractual Delinquency
				Year-to-Date Charge-offs,
	Two-Months-		Two-Months-	Net of Recoveries
	and-Over		and-Over
	Contractual	Receivables	Contractual	Net	Average	Net
	Delinquency	Outstanding	Delinquency(1)	Charge-offs	Receivables	Charge-offs(1)

	(dollars are in millions)
Owned:
First mortgage(2)	$2	$21	8.41%	$-	$24	.90%
Real estate secured	2,257	82,826	2.72	556	73,097	.76
Auto finance	250	10,704	2.34	296	9,074	3.27
MasterCard/ Visa	884	24,110	3.66	1,269	17,823	7.12
Private label	137	2,520	5.43	143	2,948	4.83
Personal non-credit card	1,836	19,545	9.40	1,383	17,558	7.88

Total consumer	5,366	139,726	3.84	3,647	120,524	3.03
Commercial	-	187	-	6	231	2.60

Total	$5,366	$139,913	3.84%	$3,653	$120,755	3.03%

Serviced with Limited Recourse:
Real estate secured	$-	$-	-%	$-	$23	-%
Auto finance	79	1,192	6.63	203	1,863	10.90
MasterCard/ Visa	30	1,875	1.60	269	4,871	5.52
Private label	-	-	-	-	-	-
Personal non-credit card	125	1,007	12.41	236	2,398	9.84

Total	$234	$4,074	5.74%	$708	$9,155	7.73%

Managed:
First mortgage(2)	$2	$21	8.41%	$-	$24	.90%
Real estate secured	2,257	82,826	2.72	556	73,120	.76
Auto finance	329	11,896	2.76	499	10,937	4.56
MasterCard/ Visa	914	25,985	3.52	1,538	22,694	6.78
Private label	137	2,520	5.43	143	2,948	4.83
Personal non-credit card	1,961	20,552	9.54	1,619	19,956	8.11

Total consumer	5,600	143,800	3.89	4,355	129,679	3.36
Commercial	-	187	-	6	231	2.60

Total	$5,600	$143,987	3.89%	$4,361	$129,910	3.36%

(1)	Certain percentages may not recompute from the dollar figures presented due to rounding.
(2)	Includes our liquidating legacy first and reverse mortgage portfolios.

		Serviced with
	Owned	Limited Recourse	Managed

	(dollars are in millions)
Nonaccrual Receivables
Domestic:
Real estate secured	$1,601	$-	$1,601
Auto finance	245	79	324
Private label	31	-	31
Personal non-credit card	1,190	97	1,287
Foreign	463	-	463

Total consumer	3,530	176	3,706
Commercial and other	3	-	3

Total	$3,533	$176	$3,709

Accruing Consumer Receivables 90 or More Days Delinquent
Domestic:
MasterCard/ Visa	$583	$21	$604
Private label	-	-	-
Foreign	38	-	38

Total	$621	$21	$642

Real Estate Charge-offs and REO Expense as a Percent of Average Real Estate Secured Receivables
Real estate charge-offs and REO expense	$636	$-	$636
Average real estate secured receivables	73,097	23	73,120

Real estate charge-offs and REO expense as a percent of average real estate secured receivables(1)	.87%	-%	.87%

(1)	Certain percentages may not recompute from the dollar figures presented due to rounding.

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

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY – 2005

		Serviced with
	Owned	Limited Recourse	Managed

	(dollars are in millions)
Total Credit Loss Reserves at January 1	$3,625	$890	$4,515

Provision for Credit Losses	4,543	107	4,650

Charge-offs
Domestic:
Real estate secured	(569)	-	(569)
Auto finance	(311)	(217)	(528)
MasterCard/ Visa	(1,339)	(234)	(1,573)
Private label	(33)	-	(33)
Personal non-credit card	(1,333)	(252)	(1,585)
Foreign	(509)	(65)	(574)

Total consumer	(4,094)	(768)	(4,862)
Commercial and other	(6)	-	(6)

Total receivables charged off	(4,100)	(768)	(4,868)

Recoveries
Domestic:
Real estate secured	27	-	27
Auto finance	18	14	32
MasterCard/ Visa	157	17	174
Private label	6	-	6
Personal non-credit card	171	21	192
Foreign	68	8	76

Total consumer	447	60	507
Commercial and other	-	-	-

Total recoveries on receivables	447	60	507
Other, net	6	(74)	(68)

Credit Loss Reserves
Domestic:
Real estate secured	718	-	718
Auto finance	222	126	348
MasterCard/ Visa	1,576	16	1,592
Private label	36	-	36
Personal non-credit card	1,652	73	1,725
Foreign	312	-	312

Total consumer	4,516	215	4,731
Commercial and other	5	-	5

Total Credit Loss Reserves at December 31	$4,521	$215	$4,736

			Serviced with
	Owned		Limited Recourse		Managed

	(dollars are in millions)
Reserves as a percentage of net charge-offs:
Net charge-offs	$3,653	123.8%	$708	30.4%	$4,361	108.6%
Reserves as a percentage of receivables:
Receivables:
Consumer	$139,726	3.23	$4,074	5.28%	$143,800	3.29%
Commercial	187	2.67	-	-	187	2.67

Total	$139,913	3.23%	$4,074	5.28%	$143,987	3.29%

Reserves as a percentage of nonperforming loans:
Nonperforming loans:
Consumer	$4,151	108.8%	$197	109.1%	$4,348	108.8%
Commercial	3	166.7	-	-	3	166.7

Total	$4,154	108.8%	$197	109.1%	$4,351	108.8%

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

	(dollars are in millions
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

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
NET INTEREST MARGIN – 2005 COMPARED TO 2004

					Finance and
					Interest
	Average		Average		Income/Interest		Increase/(Decrease) Due to:
	Outstanding(1)		Rate		Expense
								Volume	Rate
	2005	2004	2005	2004	2005	2004	Variance	Variance(2)	Variance(2)

	(dollars are in millions)
Owned:
Receivables:
Real estate secured	$73,097	$56,303	8.4%	8.8%	$6,155	$4,974	$1,181	$1,424	$(243)
Auto finance	9,074	5,785	11.8	12.2	1,067	706	361	388	(27)
MasterCard/ Visa	17,823	11,575	13.9	13.6	2,479	1,572	907	868	39
Private label	2,948	13,029	9.4	10.8	278	1,407	(1,129)	(970)	(159)
Personal non-credit card	17,558	14,194	18.4	16.7	3,226	2,374	852	602	250
Commercial and other	255	354	2.4	2.5	6	9	(3)	(2)	(1)
HSBC acquisition purchase accounting adjustments	134	319	-	-	(139)	(201)	62	62	–

Total receivables	120,889	101,559	10.8	10.7	13,072	10,841	2,231	2,089	142
Noninsurance investments	3,694	4,853	3.9	2.1	144	104	40	(29)	69

Total interest-earning assets (excluding insurance investments)	$124,583	$106,412	10.6%	10.3%	$13,216	$10,945	$2,271	$1,940	$331

Total debt	$114,849	$100,115	4.2%	3.1%	$4,832	$3,143	$1,689	$495	$1,194

Net Interest Margin(3)			6.7%	7.3%	$8,384	$7,802	$582	$1,445	$(863)

Interest Spread(4)			6.4%	7.2%

Serviced with Limited Recourse:
Receivables:
Real estate secured	$23	$159	8.7%	6.3%	$2	$10	$(8)	$(12)	$4
Auto finance	1,863	3,647	14.8	14.9	275	544	(269)	(198)	(71)
MasterCard/ Visa	4,871	9,099	11.6	11.6	566	1,055	(489)	(602)	113
Private label	-	4,550	-	10.7	-	488	(488)	(436)	(52)
Personal non-credit card	2,398	4,792	17.7	18.5	424	886	(462)	(431)	(31)

Total receivables	9,155	22,247	13.8	13.4	1,267	2,983	(1,716)	(1,399)	(317)

Total interest-earning assets (excluding insurance investments)	$9,155	$22,247	13.8%	13.4%	$1,267	$2,983	$(1,716)	$(1,385)	$(331)

Total debt	$9,155	$22,247	4.1%	2.4%	$375	$528	$(153)	$(445)	$292

Net Interest Margin(3)			9.7%	11.0%	$892	$2,455	$(1,563)	$(940)	$(623)

Interest Spread(4)			9.7%	11.0%

Managed:
Receivables:
Real estate secured	$73,120	$56,462	8.4%	8.8%	$6,157	$4,984	$1,173	$1,412	$(239)
Auto finance	10,937	9,432	12.3	13.3	1,342	1,250	92	189	(97)
MasterCard/ Visa	22,694	20,674	13.4	12.7	3,045	2,627	418	266	152
Private label	2,948	17,579	9.4	10.8	278	1,895	(1,617)	(1,406)	(211)
Personal non-credit card	19,956	18,986	18.3	17.2	3,650	3,260	390	171	219
Commercial and other	255	354	2.4	2.5	6	9	(3)	(2)	(1)
HSBC acquisition purchase accounting adjustments	134	319	-	-	(139)	(201)	62	62	–

Total receivables	130,044	123,806	11.0	11.2	14,339	13,824	515	690	(175)
Noninsurance investments	3,694	4,853	3.9	2.1	144	104	40	(29)	69

Total interest-earning assets (excluding insurance investments)	$133,738	$128,659	10.8%	10.8%	$14,483	$13,928	$555	$555	$–

Total debt	$124,004	$122,362	4.2%	3.0%	$5,207	$3,671	$1,536	$50	$1,486

Net Interest Margin(3)			6.9%	8.0%	$9,276	$10,257	$(981)	$505	$(1,486)

Interest Spread(4)			6.6%	7.8%

(1)	Nonaccrual loans are included in average outstanding balances.

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

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
NET INTEREST MARGIN – 2004 COMPARED TO 2003

						Finance and
						Interest
	Average		Average			Income/ Interest		Increase/ (Decrease) Due to:
	Outstanding(1)		Rate			Expense
									Volume	Rate
	2004	2003	2004	2003		2004	2003	Variance	Variance(2)	Variance(2)

	(dollars are in millions)
Owned:
Receivables:
Real estate secured	$56,303	$49,852	8.8%	9.7%		$4,974	$4,852	$122	$594	$(472)
Auto finance	5,785	2,920	12.2	12.9		706	378	328	351	(23)
MasterCard/ Visa	11,575	9,517	13.6	13.3		1,572	1,266	306	279	27
Private label	13,029	11,942	10.8	11.6		1,407	1,379	28	125	(97)
Personal non-credit card	14,194	14,009	16.7	17.5		2,374	2,454	(80)	32	(112)
Commercial and other	354	430	2.5	2.2	(5)	9	10	(1)	(2)	1
HSBC acquisition purchase accounting adjustments	319	397	-	-		(201)	(200)	(1)	(1)	-

Total receivables	101,559	89,067	10.7	11.4		10,841	10,139	702	1,361	(659)
Noninsurance investments	4,853	5,280	2.1	2.0		104	103	1	(9)	10

Total interest-earning assets (excluding insurance investments)	$106,412	$94,347	10.3%	10.9%		$10,945	$10,242	$703	$1,251	$(548)

Total debt	$100,115	$84,933	3.1%	3.4%		$3,143	$2,928	$215	$492	$(277)

Net Interest Margin(3)			7.3%	7.8%		$7,802	$7,314	$488	$759	$(271)

Interest Spread(4)			7.2%	7.5%

Serviced with Limited Recourse:
Receivables:
Real estate secured	$159	$272	6.3%	8.3	% (5)	$10	$22	$(12)	$(11)	$(1)
Auto finance	3,647	4,998	14.9	16.0		544	802	(258)	(141)	(117)
MasterCard/ Visa	9,099	9,755	11.6	12.5		1,055	1,218	(163)	(100)	(63)
Private label	4,550	4,074	10.7	11.4		488	464	24	48	(24)
Personal non-credit card	4,792	5,032	18.5	18.6		886	934	(48)	(42)	(6)

Total receivables	22,247	24,131	13.4	14.3		2,983	3,440	(457)	(139)	(318)

Total interest-earning assets (excluding insurance investments)	$22,247	$24,131	13.4%	14.3%		$2,983	$3,440	$(457)	$(136)	$(321)

Total debt	$22,247	$24,131	2.4%	2.2%		$528	$566	$(38)	$(87)	$49

Net Interest Margin(3)			11.0%	11.9%		$2,455	$2,874	$(419)	$(49)	$(370)

Interest Spread(4)			11.0%	12.0%

Managed:
Receivables:
Real estate secured	$56,462	$50,124	8.8%	9.7%		$4,984	$4,874	$110	$583	$(473)
Auto finance	9,432	7,918	13.3	14.9		1,250	1,180	70	210	(140)
MasterCard/ Visa	20,674	19,272	12.7	12.9		2,627	2,484	143	179	(36)
Private label	17,579	16,016	10.8	11.5		1,895	1,843	52	173	(121)
Personal non-credit card	18,986	19,041	17.2	17.8		3,260	3,388	(128)	(10)	(118)
Commercial and other	354	430	2.5	2.2	(5)	9	10	(1)	(2)	1
HSBC acquisition purchase accounting adjustments	319	397	-	-		(201)	(200)	(1)	(1)	-

Total receivables	123,806	113,198	11.2	12.0		13,824	13,579	245	1,222	(977)
Noninsurance investments	4,853	5,280	2.1	2.0		104	103	1	(9)	10

Total interest-earning assets (excluding insurance investments)	$128,659	$118,478	10.8%	11.5%		$13,928	$13,682	$246	$1,115	$(869)

Total debt	$122,362	$109,064	3.0%	3.2%		$3,671	$3,494	$177	$405	$(228)

Net Interest Margin(3)			8.0%	8.6%		$10,257	$10,188	$69	$710	$(641)

Interest Spread(4)			7.8%	8.3%

(1)	Nonaccrual loans are included in average outstanding balances.
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
(3)	Represents net interest income as a percent of average interest-earning assets
(4)	Represents the difference between the yield earned on interest-earning assets and cost of the debt used to fund the assets.
(5)	Average rate does not recompute from dollar figures presented due to rounding.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
SELECTED FINANCIAL DATA AND STATISTICS

	2005	2004	2003	2002	2001

	(dollars are in millions)
Return on Average Common Shareholder’s(s’) Equity:
Net income	$1,772	$1,940	$1,603	$1,558	$1,848
Dividends on preferred stock	(83)	(72)	(76)	(63)	(16)

Net income available to common shareholders	$1,689	$1,868	$1,527	$1,495	$1,832
Gain on bulk sale of private label receivables	-	(423)	-	-	-
Adoption of FFIEC charge-off policies for domestic private label (excluding retail sales contracts) and MasterCard/ Visa portfolios	-	121	-	-	-
HSBC acquisition related costs and other merger related items incurred by HSBC Finance Corporation	-	-	167	-	-
Settlement charge and related expenses	-	-	-	333	-
Loss on the disposition of Thrift assets and deposits	-	-	-	240	-

Operating net income available to common shareholders	$1,689	$1,566	$1,694	$2,068	$1,832

Average common shareholder’s(s’) equity	$16,936	$17,003	$14,022	$8,640	$7,589

Return on average common shareholder’s(s’) equity	9.97%	10.99%	10.89%	17.30%	24.14%
Return on average common shareholder’s(s’) equity, operating basis	9.97	9.21	12.08	23.94	24.14

Return on Average Assets:
Net income	$1,772	$1,940	$1,603	$1,558	$1,848
Operating net income	1,772	1,638	1,770	2,131	1,848

Average assets:
Owned basis	$139,800	$123,921	$110,097	$96,304	$81,782
Serviced with limited recourse	9,155	22,247	24,131	22,371	19,620

Managed basis	$148,955	$146,168	$134,228	$118,675	$101,402

Return on average owned assets	1.27%	1.57%	1.46%	1.62%	2.26%
Return on average owned assets, operating basis	1.27	1.32	1.61	2.21	2.26
Return on average managed assets	1.19	1.33	1.19	1.31	1.82
Return on average managed assets, operating basis	1.19	1.12	1.32	1.80	1.82

Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$5,553	$5,189	$4,814	$4,447	$3,573
HSBC acquisition related costs and other merger related items incurred by HSBC Finance Corporation	-	-	(198)	-	-
Settlement charge and related expenses	-	-	-	(525)	-

Total costs and expenses less policyholders’ benefits, excluding nonrecurring items	$5,553	$5,189	$4,616	$3,922	$3,573

Net interest income and other revenues less policyholders’ benefits:
Owned basis	$12,759	$12,463	$11,256	$10,432	$9,304
Serviced with limited recourse	107	188	2,275	1,923	1,105

Managed basis	$12,866	$12,651	$13,531	$12,355	$10,409

Nonrecurring items:
Gain on bulk sale of private label receivables	$-	$663	-	-	-
Adoption of FFIEC charge-off policies for domestic private label (excluding retail sales contracts) and MasterCard/ Visa portfolios – owned	-	151	-	-	-
Adoption of FFIEC charge-off policies for domestic private label (excluding retail sales contracts) and MasterCard/ Visa portfolios – managed	-	107	-	-	-
Loss on the disposition of Thrift assets and deposits	-	-	-	$378	-
Net interest income and other revenues less policyholders’ benefits, excluding nonrecurring items:
Owned basis	$12,759	$11,951	$11,256	$10,810	$9,304
Serviced with limited recourse	107	144	2,275	1,923	1,105

Managed basis	$12,866	$12,095	$13,531	$12,733	$10,409

Owned basis efficiency ratio	43.52%	41.64%	42.77%	42.63%	38.40%
Owned basis efficiency ratio, operating basis	43.52	43.42	41.01	36.28	38.40
Managed basis efficiency ratio	43.16	41.02	35.58	35.99	34.33
Managed basis efficiency ratio, operating basis	43.16	42.90	34.11	30.80	34.33

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
SELECTED FINANCIAL DATA AND STATISTICS

	2005	2004	2003	2002	2001

	(dollars are in millions)
Net Interest Margin:
Net Interest Income:
Owned basis	$8,384	$7,802	$7,314	$6,654	$5,787
Serviced with limited recourse	892	2,455	2,874	2,683	2,094

Managed basis	$9,276	$10,257	$10,188	$9,337	$7,881

Average interest-earning assets:
Owned basis	$124,583	$106,412	$94,347	$87,884	$73,759
Serviced with limited recourse	9,155	22,247	24,131	22,371	19,620

Managed basis	$133,738	$128,659	$118,478	$110,255	$93,379

Owned basis net interest margin	6.73%	7.33%	7.75%	7.57%	7.85%
Managed basis net interest margin	6.94	7.97	8.60	8.47	8.44

Managed Basis Risk Adjusted Revenue:
Net interest income	$9,276	$10,257	$10,188	$9,337	$7,881
Other revenues	4,046	2,143	3,720	3,386	2,831
Less:
Securitization related revenue	837	2,004	(147)	(705)	(136)
Mark-to-market on derivatives which do not qualify as effective hedges and ineffectiveness associated with qualifying hedges under SFAS No. 133	(197)	(443)	(232)	(3)	(1)
Net charge-offs	(4,361)	(5,674)	(5,254)	(4,476)	(3,443)
Gain on bulk sale of private label receivables	-	663	-	-	-
Loss on disposition of thrift assets	-	-	-	378	-

Risk adjusted revenue	9,601	8,950	8,275	7,917	7,132
Risk adjusted revenue, excluding nonrecurring items
Adoption of FFIEC charge-off policies for domestic private label (excluding retail sales contracts) and MasterCard/ Visa portfolios	-	309	-	-	-
Gain on bulk sale of private label receivables	-	(663)	-	-	-

Risk adjusted revenue, excluding nonrecurring items	9,601	8,596	8,275	7,917	7,132
Average interest-earning assets	$133,738	$128,659	$118,478	$110,255	$93,379

Managed basis risk adjusted revenue	7.18%	6.96%	6.98%	7.18%	7.64%
Managed basis risk adjusted revenue, operating basis	7.18	6.68	6.98	7.18	7.64

Reserves as a percent of net charge-offs:
Loss reserves:
Owned basis	$4,521	$3,625	$3,793	$3,333	$2,663
Serviced with limited recourse	215	890	2,374	1,759	1,148

Managed basis	4,736	4,515	6,167	5,092	3,811

Net charge-offs:
Owned basis	$3,653	$4,033	$3,587	$3,129	$2,410
Serviced with limited recourse	708	1,641	1,667	1,347	1,033

Managed basis	4,361	5,674	5,254	4,476	3,443

Nonrecurring items:
Net charge-offs for domestic private label receivables sold:
Owned basis	$-	$709	-	-	-
Managed basis	-	965	-	-	-
Adoption of FFIEC charge-off policies for MasterCard/ Visa portfolio:
Owned basis	-	3	-	-	-
Managed basis	-	5	-	-	-
Net charge-offs, excluding nonrecurring items:
Owned basis	$3,653	$3,321	$3,587	$3,129	$2,410
Serviced with limited recourse	708	1,383	1,667	1,347	1,033

Managed basis	4,361	4,704	5,254	4,476	3,443

Reserves as a percentage of net charge-offs, owned basis	123.8%	89.9%	105.7%	106.5%	110.5%
Reserves as a percentage of net charge-offs, managed basis	108.6	79.6	117.4	113.8	110.7
Reserves as a percentage of net charge-offs, owned operating basis	123.8	109.2	105.7	106.5	110.5
Reserves as a percentage of net charge-offs, managed operating basis	108.6	96.0	117.4	113.8	110.7

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO GAAP FINANCIAL MEASURES
EQUITY RATIOS

	2005	2004	2003	2002	2001

	(dollars are in millions)
Tangible common equity:
Common shareholder’s(s’) equity	$18,904	$15,841	$16,391	$9,222	$7,843
Exclude:
Unrealized (gains) losses on cash flow hedging instruments	(260)	(119)	10	737	699
Minimum pension liability	-	4	-	30	-
Unrealized gains on investments and interest-only strip receivables	3	(53)	(167)	(319)	(223)
Intangibles assets	(2,480)	(2,705)	(2,856)	(386)	(456)
Goodwill	(7,003)	(6,856)	(6,697)	(1,122)	(1,107)

Tangible common equity	9,164	6,112	6,681	8,162	6,756
Purchase accounting adjustments	1,441	2,227	2,548	-	-

Tangible common equity, excluding HSBC acquisition purchase accounting adjustments	$10,605	$8,339	$9,229	$8,162	$6,756

Tangible shareholder’s(s’) equity:
Tangible common equity	$9,164	$6,112	$6,681	$8,162	$6,756
Preferred stock	575	1,100	1,100	1,193	456
Mandatorily redeemable preferred securities of Household Capital Trusts	1,679	994	1,031	975	975
Adjustable Conversion-Rate Equity Security Units	-	-	-	511	-

Tangible shareholder’s(s’) equity	11,418	8,206	8,812	10,841	8,187
HSBC acquisition purchase accounting adjustments	1,438	2,208	2,492	-	-

Tangible shareholder’s(s’) equity, excluding purchase accounting adjustments	$12,856	$10,414	$11,304	$10,841	$8,187

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholder’s(s’) equity	$11,418	$8,206	$8,812	$10,841	$8,187
Owned loss reserves	4,521	3,625	3,793	3,333	2,663

Tangible shareholder’s(s’) equity plus owned loss reserves	15,939	11,831	12,605	14,174	10,850
HSBC acquisition purchase accounting adjustments	1,438	2,208	2,492	-	-

Tangible shareholder’s(s’) equity plus owned loss reserves, excluding purchase accounting adjustments	$17,377	$14,039	$15,097	$14,174	$10,850

Tangible managed assets:
Owned assets	$156,669	$130,190	$119,052	$97,860	$88,911
Receivables serviced with limited recourse	4,074	14,225	26,201	24,934	20,948

Managed assets	160,743	144,415	145,253	122,794	109,859
Exclude:
Intangible assets	(2,480)	(2,705)	(2,856)	(386)	(456)
Goodwill	(7,003)	(6,856)	(6,697)	(1,122)	(1,107)
Derivative financial assets	(234)	(4,049)	(3,016)	(1,864)	(97)

Tangible managed assets	151,026	130,805	132,684	119,422	108,199
HSBC acquisition purchase accounting adjustments	(52)	(202)	(431)	-	-

Tangible managed assets, excluding purchase accounting adjustments	$150,974	$130,603	$132,253	$119,422	$108,199

Equity ratios:
Common and preferred equity to owned assets	12.43%	13.01%	14.69%	10.64%	9.33%
Tangible common equity to tangible managed assets	6.07	4.67	5.04	6.83	6.24
Tangible shareholder’s(s’) equity to tangible managed assets	7.56	6.27	6.64	9.08	7.57
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	10.55	9.04	9.50	11.87	10.03
Excluding HSBC acquisition purchase accounting adjustments:
Tangible common equity to tangible managed assets	7.02	6.38	6.98	6.83	6.24
Tangible shareholder’s(s’) equity to tangible managed assets	8.52	7.97	8.55	9.08	7.57
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	11.51	10.75	11.42	11.87	10.03

HSBC Finance Corporation

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is included in sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on the following pages: “Liquidity and Capital Resources”, pages 74-82, “Off Balance Sheet Arrangements and Secured Financings”, pages 83-87 and “Risk Management”, pages 87-91.
Item 8. Financial Statements and Supplementary Data.

Our 2005 Financial Statements meet the requirements of Regulation S-X. The 2005 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholder
HSBC Finance Corporation:
We have audited the accompanying consolidated balance sheets of HSBC Finance Corporation (a Delaware corporation), an indirect wholly-owned subsidiary of HSBC Holdings plc, and subsidiaries as of December 31, 2005 (successor basis) and December 31, 2004 (successor basis) and the related consolidated statements of income, changes in shareholder’s(s’) equity, and cash flows for each of the years in the two-year period ended December 31, 2005 (successor basis), and for the periods January 1, 2003 through March 28, 2003 (predecessor basis) and March 29, 2003 through December 31, 2003 (successor basis). These consolidated financial statements are the responsibility of HSBC Finance Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of HSBC Finance Corporation and subsidiaries as of December 31, 2005 (successor basis) and December 31, 2004 (successor basis), and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005 (successor basis) and for the period March 29, 2003 through December 31, 2003 (successor basis), in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of HSBC Finance Corporation and subsidiaries for the period January 1, 2003 through March 28, 2003 (predecessor basis), in conformity with U.S. generally accepted accounting principles.
As discussed in Note 3 to the consolidated financial statements, effective March 28, 2003, HSBC Holdings plc acquired all of the outstanding stock of Household International, Inc. (now HSBC Finance Corporation) in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.
/s/ KPMG LLP
Chicago, Illinois
March 6, 2006

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME

			March 29	January 1
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	March 28,
	2005	2004	2003	2003

	(Successor)	(Successor)	(Successor)	(Predecessor)
	(in millions)
Finance and other interest income	$13,216	$10,945	$7,773	$2,469
Interest expense:
HSBC affiliates	713	343	73	-
Non-affiliates	4,119	2,800	1,958	897

Net interest income	8,384	7,802	5,742	1,572
Provision for credit losses	4,543	4,334	2,991	976

Net interest income after provision for credit losses	3,841	3,468	2,751	596

Other revenues:
Securitization related revenue	211	1,008	1,027	434
Insurance revenue	918	839	575	171
Investment income	134	137	116	80
Derivative income	249	511	284	2
Fee income	1,568	1,091	784	280
Taxpayer financial services revenue	277	217	4	181
Gain on bulk sale of private label receivables	-	663	-	-
Gain on receivable sales to HSBC affiliates	413	39	16	-
Servicing fees from HSBC affiliates	409	24	-
Other income	652	544	301	64

Total other revenues	4,831	5,073	3,107	1,212

Costs and expenses:
Salaries and employee benefits	2,072	1,886	1,507	491
Sales incentives	397	363	226	37
Occupancy and equipment expenses	334	323	302	98
Other marketing expenses	731	636	409	139
Other servicing and administrative expenses	785	868	835	314
Support services from HSBC affiliates	889	750	-	-
Amortization of intangibles	345	363	246	12
Policyholders’ benefits	456	412	286	91
HSBC acquisition related costs incurred by HSBC Finance Corporation	-	-	-	198

Total costs and expenses	6,009	5,601	3,811	1,380

Income before income tax expense	2,663	2,940	2,047	428
Income tax expense	891	1,000	690	182

Net income	$1,772	$1,940	$1,357	$246

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

Year Ended December 31,	2005	2004

	(Successor)	(Successor)
	(in millions,
	except share data)
Assets
Cash	$903	$392
Interest bearing deposits with banks	384	603
Securities purchased under agreements to resell	78	2,651
Securities	4,051	3,645
Receivables, net	136,989	104,815
Intangible assets, net	2,480	2,705
Goodwill	7,003	6,856
Properties and equipment, net	458	487
Real estate owned	510	587
Derivative financial assets	234	4,049
Other assets	3,579	3,400

Total assets	$156,669	$130,190

Liabilities
Debt:
Deposits	$37	$47
Commercial paper, bank and other borrowings	11,417	9,013
Due to affiliates	15,534	13,789
Long term debt (with original maturities over one year)	105,163	85,378

Total debt	132,151	108,227

Insurance policy and claim reserves	1,291	1,303
Derivative related liabilities	383	432
Other liabilities	3,365	3,287

Total liabilities	137,190	113,249

Shareholder’s(s’) equity
Redeemable preferred stock, 1,501,100 shares authorized at December 31, 2005 and 1,100 shares authorized at December 31, 2004:
Series A, $0.01 par value, 1,100 shares issued at December 31, 2004, held by HSBC Investments (North America) Inc.	-	1,100
Series B, $0.01 par value, 575,000 shares issued	575	-
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized; 55 and 50 shares issued at December 31, 2005 and 2004, respectively	-	-
Additional paid-in capital	17,145	14,627
Retained earnings	1,280	571
Accumulated other comprehensive income	479	643

Total common shareholder’s equity	18,904	15,841

Total liabilities and shareholder’s(s’) equity	$156,669	$130,190

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S(S’) EQUITY

			March 29	January 1
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	March 28,
	2005	2004	2003	2003

	(Successor)	(Successor)	(Successor)	(Predecessor)
	(in millions)
Preferred stock
Balance at beginning of period	$1,100	$1,100	$1,100	$1,193
Reclassification of preferred stock issuance costs	-	-	-	21
Issuance of Series B preferred stock	575	-	-	-
Redemption of preferred stock	-	-	-	(114)
Exchange of Series A preferred stock for common stock	(1,100)	-	-	-

Balance at end of period	$575	$1,100	$1,100	$1,100

Common shareholder’s(s’) equity
Common stock
Balance at beginning of period	$-	$-	$-	$552
Issuance of common stock in exchange for Series A Preferred Stock	-	-	-	-
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	-	(552)

Balance at end of period	$-	$-	$-	$-

Additional paid-in capital
Balance at beginning of period	$14,627	$14,645	$14,661	$1,911
Premium on sale of U.K. credit card business to affiliate	182	-	-	-
Issuance of common stock in exchange for Series A preferred stock	1,112	-	-	-
Capital contribution from parent company	1,200	-	-	-
Return of capital to HSBC	(19)	(31)	(41)	-
Employee benefit plans, including transfers and other	59	13	25	10
Reclassification of preferred stock issuance costs	-	-	-	(21)
Issuance costs of Series B preferred stock	(16)	-	-	-
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	-	12,761

Balance at end of period	$17,145	$14,627	$14,645	$14,661

Retained earnings
Balance at beginning of period	571	1,303	$-	$9,885
Net income	1,772	1,940	1,357	246
Dividends:
Preferred stock	(83)	(72)	(54)	(22)
Common stock	(980)	(2,600)	-	(412)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	-	(9,697)

Balance at end of period	$1,280	$571	$1,303	$-

Accumulated other comprehensive income
Balance at beginning of period	$643	$443	$-	$(695)
Net change in unrealized gains (losses) on:
Derivatives classified as cash flow hedges	141	130	(11)	101
Securities available for sale and interest-only strip receivables	(56)	(114)	168	(25)
Minimum pension liability	4	(4)	-	-
Foreign currency translation adjustment	(253)	188	286	(24)

Other comprehensive income, net of tax	(164)	200	443	52
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	-	643

Balance at end of period	$479	$643	$443	$-

Common stock in treasury
Balance at beginning of period	-	-	-	$(2,431)
Exercise of stock options	-	-	-	12
Issuance of common stock for employee benefit plans	-	-	-	12
Purchase of treasury stock	-	-	-	(164)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	-	2,571

Balance at end of period	-	-	-	-
Total common shareholder’s(s’) equity	$18,904	$15,841	$16,391	$14,661

Comprehensive income
Net income	$1,772	$1,940	$1,357	$246
Other comprehensive (loss) income	(164)	200	443	52

Comprehensive income	$1,608	$2,140	$1,800	$298

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S(S’) EQUITY (Continued)

			March 29	January 1
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	March 28,
Shares Outstanding	2005	2004	2003	2003

	(Successor)	(Successor)	(Successor)	(Predecessor)
Preferred stock
Balance at beginning of period	1,100	1,100	1,100	2,448,279
Redemption of preferred stock		-	-	(1,348,279)
Conversion of preferred stock to right to receive cash	-	-	-	(1,100,000)
Issuance of preferred stock	575	-	-	1,100
Conversion of Series A preferred stock to common stock	(1,100)	-	-	-

Balance at end of period	575	1,100	1,100	1,100

Common stock
Issued
Balance at beginning of period	50	50	50	551,811,025
Exercise of stock options	-	-	-	3,557
Cancellation of common stock	-	-	-	(551,814,582)
Issuance of common stock to parent	5	-	-	50

Balance at end of period	55	50	50	50

In treasury
Balance at beginning of period	-	-	-	(77,197,686)
Exercise of stock options	-	-	-	435,530
Issuance of common stock for employee benefit plans	-	-	-	1,464,984
Purchase of treasury stock	-	-	-	(2,861,400)
Issuance of common stock for restricted stock rights which vested upon change in control	-	-	-	2,342,890
Cancellation of common stock	-	-	-	75,815,682

Balance at end of period	-	-	-	-

Net common stock outstanding	55	50	50	50

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

Cash flows from operating activities
Net income	$1,772	$1,940	$1,357	$246
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	4,543	4,334	2,991	976
Gain on bulk sale of private label receivables	-	(663)	-	-
Gain on receivable sales to HSBC affiliates	(413)	(39)	(16)	-
Insurance policy and claim reserves	(222)	(170)	(196)	47
Depreciation and amortization	457	483	344	53
Deferred income tax (benefit) provision	(366)	348	(83)	90
Net change in other assets	326	(696)	842	(593)
Net change in other liabilities	393	23	(735)	526
Other, net	(762)	521	(108)	78

Net cash provided by (used in) operating activities	5,728	6,081	4,396	1,423

Cash flows from investing activities
Securities:
Purchased	(852)	(1,363)	(4,750)	(1,047)
Matured	646	1,375	3,403	584
Sold	429	854	687	768
Net change in short-term securities available for sale	(472)	5,372	(1,832)	(391)
Net change in securities purchased under agreements to resell	2,573	(2,651)	-	-
Net change in interest bearing deposits with banks	187	466	(795)	16
Receivables:
Originations, net of collections	(56,617)	(33,021)	(16,630)	(2,144)
Purchases and related premiums	(1,053)	(608)	(2,473)	(129)
Initial securitizations	-	740	5,568	1,195
Sales to affiliates	23,106	14,279	2,844	-
Net change in interest-only strip receivables	253	466	400	30
Cash received in sale of U.K. credit card business	2,627	-	-	-
Net cash paid for acquisition of Metris	(1,572)	-	-	-
Properties and equipment:
Purchases	(78)	(96)	(94)	(21)
Sales	7	4	6	-

Net cash provided by (used in) investing activities	(30,816)	(14,183)	(13,666)	(1,139)

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	2,383	(180)	3,284	(514)
Net change in time certificates	(2)	(161)	(708)	150
Net change in due to affiliates	2,435	5,716	7,023	-
Long term debt issued	40,214	19,916	15,559	4,361
Long term debt retired	(20,967)	(14,628)	(15,789)	(4,030)
Issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts to HSBC	1,031	-	275	-
Redemption of company obligated mandatorily redeemable preferred securities of subsidiary trusts	(309)	-	(275)	-
Insurance:
Policyholders’ benefits paid	(250)	(194)	(121)	(36)
Cash received from policyholders	380	265	127	33
Capital contribution from parent	1,200
Shareholder’s(s’) dividends	(1,063)	(2,708)	(293)	(141)
Issuance of preferred stock	559	-	-	-
Redemption of preferred stock	-	-	-	(114)
Purchase of treasury stock	-	-	-	(164)
Issuance of common stock for employee benefit plans	-	-	-	62

Net cash provided by (used in) financing activities	25,611	8,026	9,082	(393)

Effect of exchange rate changes on cash	(12)	5	(23)	(15)

Net change in cash	511	(71)	(211)	(124)
Cash at beginning of period	392	463	674	798

Cash at end of period	$903	$392	$463	$674

Supplemental Cash Flow Information:
Interest paid	$5,233	$3,468	$2,582	$897
Income taxes paid	1,119	842	600	40

Supplemental Noncash Financing and Capital Activities:
Push-down of purchase price by HSBC	$-	$-	$-	$14,661
Affiliate preferred stock received in sale of U.K. credit card business	261	-	-	-
Exchange of preferred for common stock	1,112	-	-	1,100

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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
HSBC Finance Corporation and subsidiaries, is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HNAH”), which is an indirect wholly-owned subsidiary of HSBC. HSBC Finance Corporation provides middle-market consumers with several types of loan products in the United States, the United Kingdom, Canada, the Republic of Ireland, the Czech Republic, Slovakia and Hungary. HSBC Finance Corporation may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.” Our lending products include real estate secured loans, auto finance loans, MasterCard* and Visa* credit card loans, private label credit card loans, including retail sales contracts, and personal non-credit card loans. We also initiate tax refund anticipation loans in the United States and offer credit and specialty insurance in the United States, the United Kingdom and Canada. We have three reportable segments: Consumer, Credit Card Services, and International. Our Consumer segment consists of our branch-based consumer lending, mortgage services, retail services, and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom (“U.K.”), the Republic of Ireland, Slovakia, the Czech Republic, Hungary and Canada.
During 2004, Household International, Inc. (“Household”) rebranded the majority of its U.S. and Canadian businesses to the HSBC brand. Businesses previously operating under the Household name are now called HSBC. Our consumer lending business retained the HFC and Beneficial brands in the United States, accompanied by the HSBC Group’s endorsement signature, “Member HSBC Group.” The single brand has allowed HSBC in North America to better align its businesses, provided a stronger platform to service customers and advanced growth. The HSBC brand also positions us to expand the products and services offered to our customers. As part of this initiative, Household changed its name to HSBC Finance Corporation in December 2004.

2.	Summary of Significant Accounting Policies

Basis of Presentation The consolidated financial statements include the accounts of HSBC Finance Corporation and all subsidiaries including all variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 (Revised). Unaffiliated trusts to which we have transferred securitized receivables which are qualifying special purpose entities (“QSPEs”) as defined by Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are not consolidated. All significant intercompany accounts and transactions have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to the current period presentation.
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

Investment Securities We maintain investment portfolios (comprised primarily of debt securities and money market funds) in both our noninsurance and insurance operations. Our entire investment securities portfolio was classified as available-for-sale at December 31, 2005 and 2004. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholder’s equity in accumulated other comprehensive income, net of income taxes. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current earnings.
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
Receivables Finance receivables are carried at amortized cost which represents the principal amount outstanding, net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Finance receivables are further reduced by credit loss reserves and unearned credit insurance premiums and claims reserves applicable to credit risks on our consumer receivables. Receivables held for sale are carried at the lower of aggregate cost or market value and remain presented as receivables in the consolidated balance sheet. Finance income is recognized using the effective yield method. Premiums and discounts, including purchase accounting adjustments on receivables, are recognized as adjustments to the yield of the related receivables. Origination fees, which include points on real estate secured loans, are deferred and generally amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. Net deferred origination costs (fees), excluding MasterCard and Visa, totaled $26 million at December 31, 2005 and ($43) million at December 31, 2004. MasterCard and Visa annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Deferred MasterCard and Visa annual fees, net of direct lending costs related to these receivables, totaled $191 million at December 31, 2005 and $107 million at December 31, 2004.
Beginning in 2005, for loans acquired within the scope of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), the difference between the estimated future cash flows on the loans accrued and the purchase price for the loans is recognized into income over the life of the acquired loans on a level yield basis. Credit loss reserves are not recorded at the time of acquisition for these loans in accordance with SOP 03-3. Credit loss reserves are only recorded if there is a deterioration in credit quality subsequent to the acquisition date.
Insurance reserves and unearned premiums applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheet, since payments on such policies generally are used to reduce outstanding receivables.
Provision and Credit Loss Reserves Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate, but not excessive, to cover probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. We estimate probable losses for owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured, rewritten or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, loan rewrites and deferments. When customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all these calculations, this increase in roll rate will be applied to receivables in all respective buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning, account management policies and practices and current levels of charge-offs and delinquencies. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans.
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
Charge-Off and Nonaccrual Policies and Practices Our consumer charge-off and nonaccrual policies vary by product and are summarized below:

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

Real estate Secured(2,4)	Carrying values in excess of net realizable value are charged-off at or before the time foreclosure is completed or when settlement is reached with the borrower. If foreclosure is not pursued, and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), generally the account will be charged-off by the end of the month in which the account becomes nine months contractually delinquent.	Interest income accruals are suspended when principal or interest payments are more than three months contractually past due and resumed when the receivable becomes less than three months contractually past due.
Auto finance(4, 6)	Carrying values in excess of net realizable value are charged off at the earlier of the following:
• the collateral has been repossessed and sold,
• the collateral has been in our possession for more than 90 days, or
	• the loan becomes 150 days contractually delinquent.	Interest income accruals are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are more than two months contractually past due and resumed when the receivable becomes less than two months contractually past due.

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

MasterCard and Visa(5)	Generally charged-off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.

Private label(3, 5)	Subsequent to the adoption of FFIEC policies in December 2004, domestic receivables (excluding retail sales contracts at our consumer lending business) are charged-off by the end of the month in which the account becomes six months contractually delinquent. Our domestic private label receivable portfolio (excluding retail sales contracts at our consumer lending business) was sold to HSBC Bank USA on December 29, 2004. Prior to December 2004, receivables were generally charged-off the month following the month in which the account became nine months contractually delinquent. Beginning in the fourth quarter of 2002, receivables originated through new domestic merchant relationships were charged-off by the end of the month in which the account became six months contractually delinquent.
	Retail sales contracts at our consumer lending business generally charge-off the month following the month in which the account becomes nine months contractually delinquent and no payment received in six months, but in no event to exceed 12 months contractually delinquent.	Interest generally accrues until charge-off, except for retail sales contracts at our consumer lending business. Interest income accruals for retail sales contracts are suspended when principal or interest payments are more than three months contractually delinquent. After suspension, interest income is generally recorded as collected.

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

Personal non-credit card(3)	Generally charged-off the month following the month in which the account becomes nine months contractually delinquent and no payment received in six months, but in no event to exceed 12 months contractually delinquent (except in our United Kingdom business which may be longer).	Interest income accruals are suspended when principal or interest payments are more than three months contractually delinquent. For PHLs, interest income accruals resume if the receivable becomes less than three months contractually past due. For all other personal non-credit card receivables for which income accruals are suspended, interest income is generally recorded as collected.

(1)	For our United Kingdom business, interest income accruals are suspended when principal or interest payments are more than three months contractually delinquent.

(2)	For our United Kingdom business, real estate secured carrying values in excess of net realizable value are charged-off at time of sale.

(3)	For our Canada business, the private label and personal non-credit card charge-off policy prior to December 2004 required a charge-off of an account where no payment was received in six months, but in no event was an account to exceed 18 months contractually delinquent. In December 2004, the policy was revised to charge-off accounts when no payment is received in six months but in no event is an account to exceed 12 months contractually delinquent. This policy change was not part of the adoption of FFIEC policies discussed in Note 4 and its impact was not material to our net income.

(4)	In November 2003, the FASB issued FASB Staff Position Number 144-1, “Determination of Cost Basis for Foreclosed Assets under FASB Statement No. 15, and the Measurement of Cumulative Losses Previously Recognized Under Paragraph 37 of FASB Statement No. 144” (“FSP 144-1”). Under FSP 144-1, sales commissions related to the sale of foreclosed assets are recognized as a charge-off through the provision for credit losses. Previously, we had recognized sales commission expense as a component of other servicing and administrative expenses in our statements of income. We adopted FSP 144-1 in November 2003. The adoption had no significant impact on our net income.

(5)	For our United Kingdom business, prior to the sale of our U.K. credit card business in December 2005, delinquent MasterCard/ Visa accounts were charged-off the month following the month in which the account becomes six months contractually delinquent. Delinquent private label receivables are charged-off the month following the month in which the account becomes nine months contractually delinquent.

(6)	For our Canada business, the interest income accruals on auto loans are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are more than three months contractually past due and resumed when the receivables become less than three months contractually past due.
In December 2004, upon receipt of regulatory approval for the sale of our domestic private label portfolio (excluding retail sales contracts at our consumer lending business) to HSBC Bank USA, National Association (“HSBC Bank USA”), we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”) for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa portfolios. See Note 4, “Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies.”
Charge-off involving a bankruptcy for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard and Visa receivables subsequent to the adoption of FFIEC charge-off policies in December 2004 occurs by the end of the month 60 days after notification or 180 days delinquent, whichever is sooner. For domestic auto finance receivables, bankrupt accounts are charged off no later than the end of the month in which the loan becomes 210 days contractually delinquent. Charge-off involving a bankruptcy for our real estate secured and personal non-credit card receivables are consistent with the credit charge-off policy for these products. Prior to December 2004, charge-offs involving a bankruptcy for our domestic private label (excluding retail sales contracts at our consumer lending business) receivables occurred by the end of the month 90 days after notification. Our domestic private label receivable portfolio (excluding retail sales contracts at our consumer lending business) was sold to HSBC Bank USA on December 29, 2004.
Receivables Sold and Serviced with Limited Recourse and Securitization Related Revenue Certain auto finance, MasterCard and Visa, private label and personal non-credit card receivables have been securitized and sold to investors with limited recourse. We have retained the servicing rights to these receivables. Recourse is limited to our rights to future cash flow and any subordinated interest that we may retain. Upon sale, these receivables are removed from the balance sheet and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and other factors. The resulting gain is also adjusted by a provision for estimated probable losses under the recourse provisions. This provision and the related reserve for receivables serviced with limited recourse are established at the time of sale to cover all probable credit losses over-the-life of the receivables sold based on historical experience and estimates of expected future performance. The methodologies vary depending upon the type of receivable sold, using either historical monthly net charge-off rates applied to the expected balances to be received over the remaining life of the receivable or a historical static pool analysis. The reserves are reviewed periodically by evaluating the estimated future cash flows of each securitized pool to ensure that there is sufficient remaining cash flow to cover estimated future credit losses. Any changes to the estimates for the reserve for receivables serviced with limited recourse are made in the period they become known. Gains on sale net of recourse provisions, servicing income and excess spread relating to securitized receivables are reported in the accompanying consolidated statements of income as securitization revenue.
In connection with these transactions, we record an interest-only strip receivable, representing our contractual right to receive interest and other cash flows from our securitization trusts. Our interest-only strip receivables are reported at fair value using discounted cash flow estimates as a separate component of receivables net of our estimate of probable losses under the recourse provisions. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholder’s equity in accumulated other comprehensive income, net of income taxes. Our interest-only strip receivables are reviewed for impairment quarterly or earlier if events indicate that the carrying value may not be recovered. Any decline in the fair value of the interest-only strip receivable which is deemed to be other than temporary is charged against current earnings.
We have also, in certain cases, retained other subordinated interests in these securitizations. Neither the interest-only strip receivables nor the other subordinated interests are in the form of securities.
In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under International Financial Reporting Standards (“IFRS”), starting in the third quarter of 2004 we began to structure all new collateralized funding transactions as secured financings. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in 2008. Private label trusts that publicly issued securities are now replenished by HSBC Bank USA as a result of the daily sale of new domestic private label credit card originations to HSBC Bank USA. We will continue to replenish at reduced levels certain non-public personal non-credit card securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take a period of time for these receivables to pay-off and the related interest only strip receivables to be reduced to zero.
Properties and Equipment, Net Properties and equipment are recorded at cost, net of accumulated depreciation and amortization. As a result of our acquisition by HSBC, the amortized cost of our properties and equipment was adjusted to fair market value and accumulated depreciation and amortization on a “predecessor” basis was eliminated at the time of the acquisition. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated useful lives of the assets which generally range from 3 to 40 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Maintenance and repairs are expensed as incurred.

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
Intangible Assets Intangible assets consist of purchased credit card relationships and related programs, retail services merchant relationships, other loan related relationships, trade names, technology, customer lists and other contracts. The trade names are not subject to amortization, as we believe they have indefinite lives. The remaining intangible assets are being amortized over their estimated useful lives either on a straight-line basis or in proportion to the underlying revenues generated. These useful lives range from 5 years for retail services merchant relationships to approximately 10 years for certain loan related relationships. Intangible assets are reviewed for impairment using discounted cash flows annually, or earlier if events indicate that the carrying amounts may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment. Impairment charges, when required, are calculated using discounted cash flows.
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
Treasury Stock Prior to the acquisition by HSBC, repurchases of treasury stock were accounted for using the cost method with common stock in treasury classified in the balance sheet as a reduction of common shareholder’s equity. Treasury stock was reissued at average cost.
Derivative Financial Instruments All derivatives are recognized on the balance sheet at their fair value. At the inception of the hedging relationship, we designate the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a non-hedging derivative. Fair value hedges include hedges of the fair value of a recognized asset or liability and certain foreign currency hedges. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset or liability and certain foreign currency hedges. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.
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
For derivative instruments designated as hedges, we formally document all relationships between hedging instruments and hedged items. This documentation includes our risk management objective and strategy for undertaking various hedge transactions, as well as how hedge effectiveness and ineffectiveness will be measured. This process includes linking derivatives to specific assets and liabilities on the balance sheet. We also formally assess, both at the hedge’s inception and on a quarterly basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. This assessment is conducted using statistical regression analysis. For interest rate swaps which meet the shortcut method criteria under SFAS No. 133, no ongoing assessment is required. When as a result of the quarterly assessment, it is determined that a derivative has ceased to be a highly effective hedge, we discontinue hedge accounting as of the beginning of the quarter in which such determination was made.
When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. For fair value hedges, the formerly hedged asset or liability will no longer be adjusted for changes in fair value and any previously recorded adjustments to the carrying value of the hedged asset or liability will be amortized in the same manner that the hedged item affects income. For cash flow hedges, amounts previously recorded in accumulated other comprehensive income will be reclassified into income in the same manner that the hedged item affects income.
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
Prior to our acquisition by HSBC, we periodically entered into forward exchange contracts and foreign currency options to hedge our investment in foreign subsidiaries. After-tax gains and losses on contracts to hedge foreign currency fluctuations are accumulated in common shareholder’s equity as a component of accumulated other comprehensive income. Effects of foreign currency translation in the statements of cash flows are offset against the cumulative foreign currency adjustment, except for the impact on cash. Foreign currency transaction gains and losses are included in income as they occur.
Stock-Based Compensation In 2002, we adopted the fair value method of accounting for our stock option and employee stock purchase plans. We elected to recognize stock compensation cost prospectively for all new awards granted under those plans beginning January 1, 2002 as provided under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (an amendment of FASB Statement No. 123”) (“SFAS No. 148”). The fair value of these awards granted beginning in 2002 is recognized as expense over the vesting period, generally either three or four years. As option expense is recognized over the vesting period of the awards, compensation expense included in the determination of net income for the period January 1, 2003 through March 28, 2003 does not reflect the expense which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. Because options granted prior to November 2002 vested upon completion of our acquisition by HSBC on March 29, 2003, all of our stock options are now accounted for using the fair value method. In 2004, we began to consider forfeitures for all stock awards granted subsequent to March 28, 2003 as part of our estimate of compensation expense rather than adjust compensation expense as forfeitures occur. The cumulative impact of the change was not material.
Compensation expense relating to restricted stock rights (“RSRs”) is based upon the market value of the RSRs on the date of grant and is charged to earnings over the vesting period of the RSRs, generally three or five years.

The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested awards in the period prior to the acquisition:

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

Income Taxes HSBC Finance Corporation is included in HNAH’s consolidated Federal income tax return and in various state income tax returns. In addition, HSBC Finance Corporation files some unconsolidated state tax returns. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect. Investment tax credits generated by leveraged leases are accounted for using the deferral method. Changes in estimates of the basis in our assets and liabilities or other estimates recorded at the date of our acquisition by HSBC are adjusted against goodwill.
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
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”) which requires companies to apply voluntary changes in accounting principles retrospectively whenever it is practicable. The retrospective application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income during the period the change occurs. Retrospective application will be the required transition method for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guidance. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005 and is not expected to have a material impact on our financial position or results of operations.
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
In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. An irrevocable election may be made to initially and subsequently measure such a hybrid financial instrument at fair value, with changes in fair value recognized through income. Such election needs to be supported by concurrent documentation. SFAS No. 155 is effective for financial years beginning after September 15, 2006, with early adoption permitted. We are currently evaluating the impact that adoption of SFAS No. 155 will have on our financial position or results of operations.

3.	Acquisitions and Divestitures

Acquisition of Metris Companies Inc. On December 1, 2005, we acquired the outstanding capital stock of Metris Companies Inc. (“Metris”), a provider of financial products and services to middle market consumers throughout the United States, in an all-cash transaction for $1.6 billion. HSBC Investments (North America) Inc. (“HINO”) made a capital contribution of $1.2 billion to fund a portion of the purchase price. This acquisition will expand our presence in the near-prime credit card market and will strengthen our capabilities to serve the full spectrum of credit card customers. The results of Metris are included in our consolidated financial statements beginning December 1, 2005.
The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values at the acquisition date. These preliminary fair values were estimated, in part, based on third party valuation data. These fair value adjustments represent current estimates and are subject to further adjustment as our valuation data is finalized. Goodwill associated with the Metris acquisition is not tax deductible. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the owned basis assets acquired and liabilities assumed as a result of the acquisition of Metris:

	(in millions)

Assets acquired:
Cash		$22
Investment securities		230
Receivables	$5,333
Credit loss reserves	(151)

Receivables, net		5,182
Intangible assets		271
Goodwill		522
Properties and equipment		20
Other assets		198

Total assets acquired		$6,445

Liabilities assumed:
Long term debt (with original maturities over one year)		$4,602
Other liabilities		249

Total liabilities assumed		$4,851

Total purchase price		$1,594

The intangible assets resulting from this acquisition are purchased credit card relationships. The purchased credit card relationships are being amortized over their estimated useful life of seven years on a straight-line basis with no residual value.
The following table summarizes pro forma financial information assuming the Metris acquisition had occurred on January 1, 2004. The pro forma information uses Metris data for the periods presented. This pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position. Additionally, the pro forma financial information shown below does not reflect any costs associated with the integration of Metris into our operations or any operating synergies we ultimately expect to realize.

	2005			2004

	HSBC Finance		Pro	HSBC Finance		Pro
	Corporation	Metris	Forma	Corporation	Metris	Forma

	(in millions)
Net interest income and other revenues	$13,215	$1,142	$14,357	$12,875	$1,395	$14,270
Net income	1,772	50	1,822	1,940	19	1,959
Sale of U.K. credit card business In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables ($3.1 billion on a managed basis), the associated cardholder relationships and the related retained interests in securitized credit card receivables to HSBC Bank plc (“HBEU”), a U.K. based subsidiary of HSBC, for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above, the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and the related leaseholds and call center employees to provide customer continuity after the transfer as well as to allow HBEU direct ownership and control of origination and customer service. We have retained the collection operations related to the credit card operations and have entered into a service level agreement for a period of not less than two years to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations to HBEU for a fee. Additionally, the management teams of HBEU and our remaining U.K. operations will be jointly involved in decision making involving card marketing to ensure that growth objectives are met for both businesses. Because the sale of this business is between affiliates under common control, the premium received in excess of the book value of the assets transferred of $182 million, including the goodwill assigned to this business, has been recorded as an increase to additional paid in capital and has not been included in earnings. In future periods, the net interest income, fee income and provision for credit losses related to the U.K. credit card business will be reduced, while other income will be increased by the receipt of servicing and support services revenue from HBEU. We do not anticipate that the net effect of this sale will result in a material reduction of net income of our consolidated results.
Acquisition of HSBC Finance Corporation by HSBC Holdings plc On March 28, 2003, we were acquired by HSBC by way of merger in a purchase business combination. HSBC believes that the acquisition offers significant opportunities to extend our business model into countries and territories currently served by HSBC and broadens the product range available to the enlarged customer base. Under the terms of the acquisition agreement, each share of our approximately 476 million outstanding common shares at the time of acquisition was converted into the right to receive, at the holder’s election, either 2.675 ordinary shares of HSBC, of nominal value $0.50 each (“HSBC Ordinary Shares”), or 0.535 American depositary shares, each representing an interest in five HSBC Ordinary Shares. Additionally, each of our depositary shares representing, respectively, one-fortieth of a share of 8 1/4% cumulative preferred stock, Series 1992-A, one-fortieth of a share of 7.50% cumulative preferred stock, Series 2001-A, one-fortieth of a share of 7.60% cumulative preferred stock, Series 2002-A and one-fortieth of a share of 7 5/8% cumulative preferred stock, Series 2002-B, was converted into the right to receive $25 in cash per depositary share, plus accrued and unpaid dividends up to but not including the effective date of the acquisition which was an aggregate amount of approximately $1.1 billion. In consideration of HSBC transferring sufficient funds to make the payments described above with respect to our depositary shares, we issued the Series A Cumulative Preferred Stock (“Series A Preferred Stock”) in the amount of $1.1 billion to HSBC on March 28, 2003.
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

4.	Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies

On December 29, 2004, we sold our domestic private label receivable portfolio (excluding retail sales contracts at our consumer lending business), including the retained interests associated with securitized private label receivables, to HSBC Bank USA for an aggregate purchase price of $12.4 billion and recorded a gain of $663 million ($423 million after-tax). Included in this gain was the release of $505 million in credit loss reserves associated with the portfolio. The domestic private label receivable portfolio sold consisted of receivables with a balance of $12.2 billion ($15.6 billion on a managed basis). The purchase price was determined based upon an independent valuation opinion.
We retained the customer relationships and by agreement will sell additional domestic private label receivable originations (excluding retail sales contracts) generated under current and future private label accounts to HSBC Bank USA on a daily basis at fair market value. We will also service the receivables for HSBC Bank USA for a fee under a service agreement that was reviewed by the staff of the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”.)
Upon receipt of regulatory approval for the sale of this domestic private label receivable portfolio, we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC Policies”) for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard and Visa portfolios. The adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/Visa receivables resulted in a reduction to our 2004 net income of $121 million.

5.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,337	$23	$(38)	$2,322
Money market funds	315	-	-	315
U.S. government sponsored enterprises(1)	96	-	(2)	94
U.S. government and Federal agency debt securities	744	-	(4)	740
Non-government mortgage backed securities	88	-	(1)	87
Other	463	1	(5)	459

Subtotal	4,043	24	(50)	4,017
Accrued investment income	34	-	-	34

Total securities available for sale	$4,077	$24	$(50)	$4,051

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,520	$27	$(14)	$2,533
Money market funds	230	-	-	230
U.S. government sponsored enterprises(1)	100	-	(1)	99
U.S. government and Federal agency debt securities	323	-	(3)	320
Non-government mortgage backed securities	44	-	-	44
Other	385	1	(3)	383

Subtotal	3,602	28	(21)	3,609
Accrued investment income	36	-	-	36

Total securities available for sale	$3,638	$28	$(21)	$3,645

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
Proceeds from the sale of available-for-sale investments totaled approximately $.4 billion in 2005, $.9 billion in 2004, $.7 billion in the period March 29 through December 31, 2003 and $.8 billion in the period January 1 through March 28, 2003. We realized gross gains of $10 million in 2005, $15 million in 2004, $18 million in the period March 29 through December 31, 2003 and $41 million in the period January 1 through March 28, 2003. We realized gross losses of $10 million in 2005, $3 million in 2004, $.4 million in the period March 29 through December 31, 2003 and $3 million in the period January 1 through March 28, 2003 on those sales.
A summary of gross unrealized losses and related fair values as of December 31, 2005, classified as to the length of time the losses have existed is presented in the following table:

	Less Than One Year			Greater Than One Year

		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2005	Securities	Losses	Investments	Securities	Losses	Investments

	(in millions)
Corporate debt securities	243	$(12)	$527	392	$(26)	$996
U.S. government sponsored enterprises	32	- (1)	26	25	(2)	64
U.S. government and Federal agency debt securities	15	(1)	49	43	(3)	139
Non-government mortgage	3	- (1)	4	16	(1)	22
Other	14	(1)	78	46	(4)	181

(1)	Less than $500 thousand.
The gross unrealized losses on our securities available for sale have increased during 2005 due to a general increase in interest rates. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the par value of the investment. Since substantially all of these securities are rated A- or better, and because we have the ability and intent to hold these investments until maturity or a market price recovery, these securities are not considered other-than temporarily impaired.
The amortized cost of our securities available for sale was adjusted to fair market value at the time of the merger with HSBC. See Note 25, “Fair Value of Financial Instruments,” for further discussion of the relationship between the fair value of our assets and liabilities.

Contractual maturities of and yields on investments in debt securities were as follows:

	At December 31, 2005

	Due	After 1	After 5
	Within	but Within	but Within	After
	1 Year	5 Years	10 Years	10 Years	Total

	(in millions)
Corporate debt securities:
Amortized cost	$418	$989	$317	$613	$2,337
Fair value	416	963	313	630	2,322
Yield(1)	4.57%	3.96%	5.07%	5.76%	4.69%
U.S. government sponsored enterprises:
Amortized cost	-	9	$14	$73	$96
Fair value	-	9	14	71	94
Yield(1)	-	3.34	4.21%	3.97%	3.95%
U.S. government and Federal agency debt securities:
Amortized cost	$566	$111	$7	$60	$744
Fair value	565	108	7	60	740
Yield(1)	4.13%	3.67%	4.39%	4.68%	4.11%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.
6.     Receivables

Receivables consisted of the following:

	At December 31,

	2005	2004

	(in millions)
Real estate secured	$82,826	$64,820
Auto finance	10,704	7,544
MasterCard/ Visa	24,110	14,635
Private label	2,520	3,411
Personal non-credit card	19,545	16,128
Commercial and other	208	317

Total owned receivables	139,913	106,855
HSBC acquisition purchase accounting fair value adjustments	63	201
Accrued finance charges	1,831	1,394
Credit loss reserve for owned receivables	(4,521)	(3,625)
Unearned credit insurance premiums and claims reserves	(505)	(631)
Interest-only strip receivables	23	323
Amounts due and deferred from receivable sales	185	298

Total owned receivables, net	136,989	104,815
Receivables serviced with limited recourse	4,074	14,225

Total managed receivables, net	$141,063	$119,040

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

We have a subsidiary, Decision One Mortgage Company, LLC, which directly originates mortgage loans sourced by mortgage brokers and sells all loans to secondary market purchasers, including our Mortgage Services businesses. Loans held for sale to external parties by this subsidiary totaled $1.7 billion at December 31, 2005 and $1.1 billion at December 31, 2004 and are included in real estate secured receivables.
In December 2005, we sold our U.K. based credit card operations, including $2.5 billion of receivables ($3.1 billion on a managed basis) and the related retained interests in securitized credit card receivables to HBEU. See Note 3, “Acquisitions and Divestitures,” for additional information regarding this sale.
As discussed more fully in Note 3, “Acquisitions and Divestitures,” as part of our acquisition of Metris on December 1, 2005, we acquired $5.3 billion of receivables. The receivables acquired as part of our acquisition of Metris in 2005 were subject to the requirements of SOP 03-3 to the extent there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected and that the associated line of credit had been closed. The following table summarizes the outstanding receivable balances, the cash flows expected to be collected and the fair value of the receivables to which SOP 03-3 has been applied:

(in millions)

Outstanding contractual receivable balance at acquisition	$925
Cash flows expected to be collected at acquisition	563
Basis in acquired receivables at acquisition	432
The carrying amount of these receivables at December 31, 2005 of $414 million is included in the MasterCard/ Visa receivables in the table above. At December 31, 2005, no credit loss reserve for these acquired receivables has been established as there has been no change in anticipated future cash flows since the Metris acquisition. The outstanding contractual balance of these receivables at December 31, 2005 is $804 million.
At the time of the Metris acquisition, the anticipated cash flows from these acquired receivables exceeded the amount paid for the receivables. The following summarizes the Accretable Yield on these receivables at December 31, 2005:

(in millions)

Accretable yield established for Metris acquisition	$(131)
Accretable yield amortized to interest income during 2005	9

Balance at December 31, 2005	$(122)

Foreign receivables included in owned receivables were as follows:

	At December 31,

	United Kingdom and
	the Rest of Europe			Canada

	2005	2004	2003	2005	2004	2003

	(in millions)
Real estate secured	$1,654	$1,832	$1,354	$1,380	$1,042	$841
Auto finance	-	-	-	270	54	-
MasterCard/ Visa	-	2,264	1,605	147	-	-
Private label	1,330	2,249	2,142	834	821	729
Personal non-credit card	3,038	3,562	2,741	607	517	467
Commercial and other	-	-	1	-	2	2

Total	$6,022	$9,907	$7,843	$3,238	$2,436	$2,039

Foreign owned receivables represented 7 percent of owned receivables at December 31, 2005 and 12 percent of owned receivables at December 31, 2004.

Receivables serviced with limited recourse consisted of the following:

	At December 31,

	2005	2004

	(in millions)
Real estate secured	$-	$81
Auto finance	1,192	2,679
MasterCard/ Visa	1,875	7,583
Private label	-	-
Personal non-credit card	1,007	3,882

Total	$4,074	$14,225

The combination of receivables owned and receivables serviced with limited recourse, which comprises our managed portfolio, is shown below:

	At December 31,

	2005	2004

	(in millions)
Real estate secured	$82,826	$64,901
Auto finance	11,896	10,223
MasterCard/ Visa	25,985	22,218
Private label	2,520	3,411
Personal non-credit card	20,552	20,010
Commercial and other	208	317

Total	$143,987	$121,080

We maintain facilities with third parties which provide for the securitization or secured financing of receivables on both a revolving and non-revolving basis totaling $15 billion, of which $5.6 billion were utilized at December 31, 2005. The amount available under these facilities will vary based on the timing and volume of public securitization or secured financing transactions and our general liquidity plans.
Contractual maturities of owned receivables were as follows:

	At December 31, 2005

	2006	2007	2008	2009	2010	Thereafter	Total

	(in millions)
Real estate secured	$421	$341	$343	$389	$493	$80,839	$82,826
Auto finance	2,539	2,290	2,154	1,831	1,271	619	10,704
MasterCard/ Visa	3,415	2,739	2,311	1,961	1,673	12,011	24,110
Private label	1,372	454	365	193	64	72	2,520
Personal non-credit card	2,369	1,724	1,916	3,007	5,393	5,136	19,545
Commercial and other	9	-	-	-	55	144	208

Total	$10,125	$7,548	$7,089	$7,381	$8,949	$98,821	$139,913

A substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity. The above maturity schedule should not be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal on owned receivables to average principal balances, excluding credit card receivables, approximated 33 percent in 2005 and 39 percent in 2004.

The following table summarizes contractual maturities of owned receivables due after one year by repricing characteristic:

	At December 31, 2005

	Over 1 But
	Within	Over
	5 Years	5 Years

	(in millions)
Receivables at predetermined interest rates	$23,089	$81,463
Receivables at floating or adjustable rates	7,878	17,358

Total	$30,967	$98,821

Nonaccrual owned consumer receivables totaled $3.5 billion (including $463 million relating to foreign operations) at December 31, 2005 and $3.0 billion (including $432 million relating to foreign operations) at December 31, 2004. Interest income that would have been recorded if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $475 million (including $66 million relating to foreign operations) in 2005 and $377 million (including $50 million relating to foreign operations) in 2004. Interest income that was included in finance and other interest income prior to these loans being placed on nonaccrual status was approximately $229 million (including $31 million relating to foreign operations) in 2005 and $197 million (including $27 million relating to foreign operations) in 2004. For an analysis of reserves for credit losses on an owned and managed basis, see our “Analysis of Credit Loss Reserves Activity” in Management’s Discussion and Analysis and Note 7, “Credit Loss Reserves.”
Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Reductions to our interest-only strip receivables in 2005 reflect the impact of reduced securitization levels, including our decision to structure new collateralized funding transactions as secured financings.
Amounts due and deferred from receivable sales include assets established for certain receivable sales, including funds deposited in spread accounts, and net customer payments due from (to) the securitization trustee.
We issued securities backed by dedicated home equity loan receivables of $4.5 billion in 2005 and $3.3 billion in 2004. We issued securities backed by dedicated auto finance loan receivables of $3.4 billion in 2005 and $1.8 billion in 2004. We issued securities backed by dedicated MasterCard/ Visa credit card receivables of $1.8 billion in 2005. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. Additionally, as part of the Metris acquisition we assumed $4.6 billion of securities backed by MasterCard/Visa receivables which are accounted for as secured financings. Real estate secured receivables included closed-end real estate secured receivables totaling $8.4 billion at December 31, 2005 and $7.7 billion at December 31, 2004 that secured the outstanding debt related to these transactions. Auto finance receivables totaling $4.6 billion at December 31, 2005 and $2.6 billion at December 31, 2004 secured the outstanding debt related to these transactions. MasterCard/ Visa credit card receivables of $8.8 billion at December 31, 2005 secured the outstanding debt related to these transactions. There were no transactions structured as secured financings in 2004 for MasterCard/ Visa credit card receivables.

7.     Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	At December 31,

	2005	2004	2003

	(in millions)
Owned receivables:
Credit loss reserves at beginning of period	$3,625	$3,793	$3,333
Provision for credit losses	4,543	4,334	3,967
Charge-offs	(4,100)	(4,409)	(3,878)
Recoveries	447	376	291
Other, net	6	(469)	80

Credit loss reserves for owned receivables	4,521	3,625	3,793

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	890	2,374	1,759
Provision for credit losses	107	188	2,275
Charge-offs	(768)	(1,743)	(1,764)
Recoveries	60	102	97
Other, net	(74)	(31)	7

Credit loss reserves for receivables serviced with limited recourse	215	890	2,374

Credit loss reserves for managed receivables	$4,736	$4,515	$6,167

Reductions to the provision for credit losses and overall reserve levels on receivables serviced with limited recourse in 2005 and 2004 reflect the impact of reduced securitization levels, including our decision to structure new collateralized funding transactions as secured financings.
Further analysis of credit quality and credit loss reserves is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Form 10-K under the caption “Credit Quality.”
8.     Asset Securitizations

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
In the third quarter of 2004, we began to structure all new collateralized funding transactions as secured financings. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is expected to occur in early 2008 based on current projections. After December 29, 2004, private label trusts that publicly issued securities are now replenished by HSBC Bank USA as a result of the daily sales of new domestic private label credit card originations to HSBC Bank USA. In addition, we will continue to replenish at reduced levels, certain non-public personal non-credit card securities issued to conduits and record the resulting replenishment gains for a period of time to manage liquidity. Since our securitized receivables have varying lives, it will take a period of time for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero.
Securitization related revenue includes income associated with the current and prior period securitization of receivables with limited recourse structured as sales. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

			March 29	January 1
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	March 28,
	2005	2004	2003	2003

	(in millions)
Net initial gains(1)	$-	$25	$135	$41
Net replenishment gains(2)	154	414	411	137
Servicing revenue and excess spread	57	569	481	256

Total securitization related revenue	$211	$1,008	$1,027	$434

(1)	Net initial gains reflect inherent recourse provisions of $47 million in 2004, $825 million in the period March 29 to December 31, 2003 and $138 million in the period January 1 to March 28, 2003.

(2)	Net replenishment gains reflect inherent recourse provisions of $252 million in 2005, $850 million in 2004, $656 million in the period March 29 to December 31, 2003 and $193 million in the period January 1 to March 28, 2003.
Our interest-only strip receivables, net of the inherent recourse provisions and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, in 2005 the U.K. credit card portion purchased by HBEU and in 2004, the private label portion purchased by HSBC Bank USA decreased $253 million in 2005, $466 million in 2004, $400 million in the period March 29 to December 31, 2003, and $30 million in the period January 1 to March 28, 2003.

Net initial gains, which represent gross initial gains net of our estimate of probable credit losses under the recourse provisions, and the key economic assumptions used in measuring the net initial gains from securitizations were as follows:

				Personal
	Auto	MasterCard/	Private	Non-Credit
Year Ended December 31,	Finance	Visa	Label	Card	Total

2005
Net initial gains (in millions)	$-	$-	$-	$-	$-
Key economic assumptions:(1)
Weighted-average life (in years)	-	-	-	-
Payment speed	-	-	-	-
Expected credit losses (annual rate)	-	-	-	-
Discount rate on cash flows	-	-	-	-
Cost of funds	-	-	-	-
2004
Net initial gains (in millions)	$6 (2)	$14	$5	$-	$25
Key economic assumptions:(1)
Weighted-average life (in years)	2.1	.3	.4	-
Payment speed	35.0%	93.5%	93.5%	-
Expected credit losses (annual rate)	5.7	4.9	4.8	-
Discount rate on cash flows	10.0	9.0	10.0	-
Cost of funds	3.0	1.5	1.4	-
2003
Net initial gains (in millions)	$56	$25	$51	$44	$176
Key economic assumptions:(1)
Weighted-average life (in years)	2.1	.4	.7	1.7
Payment speed	35.4%	93.3%	74.5%	43.3%
Expected credit losses (annual rate)	6.1	5.1	5.7	12.0
Discount rate on cash flows	10.0	9.0	10.0	11.0
Cost of funds	2.2	1.8	1.8	2.1

(1)	Weighted-average annual rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

(2)	In 2004, auto finance was involved in a securitization which later was restructured as a secured financing. The initial gain reflected above was the gain on the initial transaction that remained after the securitization was restructured, as required under Emerging Issues Task Force Issue No. 02-9.
Certain securitization trusts, such as credit cards, are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off. These replenishments totaled $8.8 billion in 2005, $30.3 billion in 2004 and $30.9 billion in 2003.

Cash flows received from securitization trusts were as follows:

						Personal
	Real Estate	Auto		MasterCard/	Private	Non-Credit
Year Ended December 31,	Secured	Finance		Visa	Label	Card	Total

	(in millions)
2005
Proceeds from initial securitizations	$-	$-		$-	$-	$-	$-
Servicing fees received	-	45		97	-	46	188
Other cash flow received on retained interests(1)	-	40		243	-	52	335
2004
Proceeds from initial securitizations	$-	$-	(2)	$550	$190	$-	$740
Servicing fees received	1	86		185	93	161	526
Other cash flow received on retained interests(1)	4	(1)		696	252	80	1,031
2003
Proceeds from initial securitizations	$-	$1,523		$670	$1,250	$3,320	$6,763
Servicing fees received	4	117		202	82	136	541
Other cash flow received on retained interests(1)	10	92		844	249	183	1,378

(1)	Other cash flows include all cash flows from interest-only strip receivables, excluding servicing fees.

(2)	In 2004, auto finance was involved in a securitization which was later restructured as a secured financing. These transactions are reported net in the table above.
At December 31, 2005, the sensitivity of the current fair value of the interest-only strip receivables to an immediate 10 percent and 20 percent unfavorable change in assumptions are presented in the table below. These sensitivities are based on assumptions used to value our interest-only strip receivables at December 31, 2005.

			Personal
	Auto	MasterCard/	Non-Credit
	Finance	Visa	Card

Carrying value (fair value) of interest-only strip receivables	$(13)	$20	$16
Weighted-average life (in years)	1.2	.3	.5
Payment speed assumption (annual rate)	55.8%	96.3%	86.9%
Impact on fair value of 10% adverse change	$(5)	$(2)	$(1)
Impact on fair value of 20% adverse change	(12)	(4)	(2)
Expected credit losses (annual rate)	10.6%	4.6%	9.4%
Impact on fair value of 10% adverse change	$(12)	$(2)	$(4)
Impact on fair value of 20% adverse change	(25)	(3)	(8)
Discount rate on residual cash flows (annual rate)	10.0%	9.0%	11.0%
Impact on fair value of 10% adverse change	$(2)	$-	$-
Impact on fair value of 20% adverse change	(3)	-	-
Variable returns to investors (annual rate)	-	2.9%	5.7%
Impact on fair value of 10% adverse change	$-	$(1)	$(2)
Impact on fair value of 20% adverse change	-	(2)	(5)
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
Static pool credit losses are calculated by summing actual and projected future credit losses and dividing them by the original balance of each pool of asset. Due to the short term revolving nature of MasterCard and Visa receivables, the weighted-average percentage of static pool credit losses is not considered to be materially different from the weighted-average charge-off assumptions used in determining the fair value of our interest-only strip receivables in the table above. At December 31, 2005, static pool credit losses for auto finance loans securitized in 2003 were estimated to be 10.6 percent and for auto finance loans securitized in 2002 were estimated to be 14.8 percent.
Receivables and two-month-and-over contractual delinquency for our managed and serviced with limited recourse portfolios were as follows:

	At December 31,

	2005		2004

	Receivables	Delinquent	Receivables	Delinquent
	Outstanding	Receivables	Outstanding	Receivables

	(dollars are in millions)
Managed receivables:
First mortgage(1)	$21	8.41%	$26	5.04%
Real estate secured	82,826	2.72	64,901	2.97
Auto finance	11,896	2.76	10,223	2.96
MasterCard/ Visa	25,985	3.52	22,218	3.98
Private label	2,520	5.43	3,411	4.13
Personal non-credit card	20,552	9.54	20,010	9.30

Total consumer	143,800	3.89	120,789	4.24
Commercial	187	-	291	-

Total managed receivables	$143,987	3.89%	$121,080	4.23%

Receivables serviced with limited recourse:
Real estate secured	$-	-%	$(81)	12.35%
Auto finance	(1,192)	6.63	(2,679)	5.49
MasterCard/ Visa	(1,875)	1.60	(7,583)	2.24
Personal non-credit card	(1,007)	12.41	(3,882)	11.88

Total receivables serviced with limited recourse	(4,074)	5.74	(14,225)	5.54

Owned consumer receivables	$139,726	3.84%	$106,564	4.07%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

Average receivables and net charge-offs for our managed and serviced with limited recourse portfolios were as follows:

	Year Ended December 31,

	2005		2004

	Average	Net	Average	Net
	Receivables	Charge-offs	Receivables	Charge-offs

	(dollars are in millions)
Managed receivables:
First mortgage(1)	$24	.90%	$32	2.39%
Real estate secured	73,120	.76	56,462	1.10
Auto finance	10,937	4.56	9,432	5.80
MasterCard/ Visa(2)	22,694	6.78	20,674	7.29
Private label(2)	2,948	4.83	17,579	6.03
Personal non-credit card	19,956	8.11	18,986	10.20

Total consumer	129,679	3.36	123,165	4.61
Commercial	231	2.60	322	-

Total managed receivables	$129,910	3.36%	$123,487	4.59%

Receivables serviced with limited recourse:
Real estate secured	$(23)	-%	$(159)	1.26%
Auto finance	(1,863)	10.90	(3,647)	9.57
MasterCard/ Visa(2)	(4,871)	5.52	(9,099)	5.30
Private label(2)	-	-	(4,550)	5.63
Personal non-credit card	(2,398)	9.84	(4,792)	11.54

Total receivables serviced with limited recourse	(9,155)	7.73	(22,247)	7.38

Owned consumer receivables(2)	$120,524	3.03%	$100,918	4.00%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

(2)	The adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa portfolios in December 2004 increased managed basis net charge-off by 2 basis points for MasterCard/ Visa and 112 basis points for private label receivables and increased receivables serviced with limited recourse net charge-offs by 2 basis points for MasterCard/ Visa and 94 basis points for private label receivables and increased owned consumer net charge-offs by 16 basis points.

9.	Properties and Equipment, net

	At
	December 31,
			Depreciable
	2005	2004	Life

	(in millions
Land	$28	$27	-
Buildings and improvements	288	280	10-40 years
Furniture and equipment	376	348	3 – 10

Total	692	655
Accumulated depreciation and amortization	234	168

Properties and equipment, net	$458	$487

Depreciation and amortization expense totaled $131 million in 2005, $127 million in 2004, $101 million in the period March 29 through December 31, 2003 and $33 million in the period January 1 through March 28, 2003.

10.	Intangible Assets

Intangible assets consisted of the following:

		Accumulated	Carrying
December 31, 2005	Gross	Amortization	Value

	(in millions
Purchased credit card relationships and related programs	$1,736	$442	$1,294
Retail services merchant relationships	270	149	121
Other loan related relationships	326	104	222
Trade names	717	13	704
Technology, customer lists and other contracts	282	143	139

Total	$3,331	$851	$2,480

		Accumulated	Carrying
December 31, 2004	Gross	Amortization	Value

	(in millions
Purchased credit card relationships and related programs	$1,723	$355	$1,368
Retail services merchant relationships	270	95	175
Other loan related relationships	326	71	255
Trade names	718	-	718
Technology, customer lists and other contracts	281	92	189

Total	$3,318	$613	$2,705

During the third quarter of 2005, we completed our annual impairment test of intangible assets. As a result of our testing, we recorded an impairment charge related to a trade name in the United Kingdom. This charge is included as a component of amortization of intangibles in our consolidated income statement. For all other intangible assets, we determined that the fair value of each intangible asset exceeded its carrying value, resulting in a conclusion that none of our remaining intangible assets are impaired.
Weighted-average amortization periods for our intangible assets as of December 31, 2005 were as follows:

(in months)

Purchased credit card relationships and related programs	115
Retail services merchant relationships	60
Other loan related relationships	110
Technology, customer lists and other contracts	61
Intangible assets	90
Intangible amortization expense totaled $345 million in 2005, $363 million in 2004, $246 million in the period March 29 through December 31, 2003 and $12 million in the period January 1 through March 28, 2003.
The trade names are not subject to amortization as we believe they have indefinite lives. The remaining acquired intangibles are being amortized as applicable over their estimated useful lives either on a straight-line basis or in proportion to the underlying revenues generated. These useful lives range from 5 years for retail services merchant relationships to approximately 10 years for certain loan related relationships. Our purchased credit card relationships have estimated residual values of $162 million as of December 31, 2005.

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year Ending December 31,	(in millions)

2006	$269
2007	252
2008	210
2009	197
2010	168
Thereafter	520
11.     Goodwill

Goodwill balances associated with our foreign businesses will change from period to period due to movements in foreign exchange. Since the one-year anniversary in the first quarter of 2004 of our acquisition by HSBC, no further acquisition-related adjustments to the goodwill resulting from our acquisition by HSBC will occur, except for changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of our acquisition by HSBC, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and for the movements in foreign exchange rates discussed above.
Changes in the carrying amount of goodwill are as follows:

	2005	2004

	(in millions)
Balance at beginning of year	$6,856	$6,697
2005 acquisitions, primarily Metris	533	-
Write off of goodwill allocated to the U.K. credit card business sold to HBEU	(218)	-
Change in estimate of the tax basis of assets and liabilities recorded in the HSBC acquisition	(76)	(56)
Final adjustments to HSBC purchase price allocation	-	141
Impact of foreign currency translation	(92)	74

Balance at end of year	$7,003	$6,856

Goodwill established as a result of our acquisition by HSBC has not been allocated to or included in the reported results of our reportable segments as the acquisition by HSBC was outside of the ongoing operational activities of our reportable segments. This is consistent with management’s view of our reportable segment results. Goodwill of $522 million resulting from our acquisition of Metris and $11 million related to the acquisition of a small mortgage brokerage firm by our Canadian operations are included in the reported results of the Credit Card Services and International Segments, respectively, as these acquisitions specifically related to the operations of these segments and is consistent with management’s view of the segment results.
During the third quarter of 2005, we completed our annual impairment test of goodwill. For purposes of this test, we assigned the goodwill to our reporting units (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”).
The fair value of each of the reporting units to which goodwill was assigned exceeded its carrying value including goodwill, resulting in a conclusion that none of our goodwill is impaired.
As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” subsequent to the sale of the U.K. credit card business we performed an interim goodwill impairment test for our remaining U.K. and European operations. As the estimated fair value of our remaining U.K. and European operations exceeded its carrying value subsequent to the sale, we concluded that the remaining goodwill assigned to this reporting unit was not impaired.

12.     Deposits

The following table shows domestic and foreign deposits at December 31, 2005.

	At December 31,

	2005(1)		2004(1)

		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate

	(dollars are in millions)
Time certificates	$9	5.8%	$12	5.3%
Savings accounts	27	3.1	34	1.5
Demand accounts	1	-	1	-

Total deposits	$37	3.7%	$47	2.4%

(1)	Includes $2 million in domestic deposits at December 31, 2005. There were no domestic deposits at December 31, 2004.
Average deposits and related weighted-average interest rates for our foreign operations are included in the table below. Average domestic deposits were immaterial in 2005.

	At December 31,

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
	Average	Average	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate	Deposits	Rate

	(dollars are in millions)
Foreign
Time certificates	$9	5.6%	$40	2.5%	$953	3.5%
Savings and demand accounts	28	1.5	48	1.4	38	2.8

Total foreign deposits	37	2.5	88	1.9	991	3.5

Total deposits	$40	2.3%	$88	1.9%	$992	3.5%

Interest expense on total deposits was $1 million in 2005, $2 million in 2004, $28 million in the period March 29 through December 31, 2003 and $8 million in the period January 1 through March 28, 2003. Interest expense on domestic deposits was zero in 2005 and 2004 and insignificant in 2003.
Maturities of time certificates in amounts of $100,000 or more at December 31, 2005, all of which were foreign, were:

(in millions)

3 months or less	$-
Over 3 months through 6 months	-
Over 6 months through 12 months	-
Over 12 months	9
Total	$9
Contractual maturities of time certificates within each interest rate range at December 31, 2005 were as follows:

Interest Rate	2006	2007	2008	2009	2010	Thereafter	Total

4.00% – 5.99%	$-	$9	$-	$-	$-	$-	$9

13.     Commercial Paper, Bank and Other Borrowings

	Commercial	Bank and Other
	Paper	Borrowings	Total

2005
Balance	$11,360	$57	$11,417
Highest aggregate month-end balance			14,864
Average borrowings	11,877	71	11,948
Weighted-average interest rate:
At year-end	4.2%	4.0%	4.2%
Paid during year	3.4	2.7	3.4
2004
Balance	$8,969	$44	$9,013
Highest aggregate month-end balance			16,179
Average borrowings	11,403	38	11,441
Weighted-average interest rate:
At year-end	2.2%	2.6%	2.2%
Paid during year	1.8	1.9	1.8
2003
Balance	$8,256	$866	$9,122
Highest aggregate month-end balance			9,856
Average borrowings	6,357	1,187	7,544
Weighted-average interest rate:
At year-end	1.2%	3.6%	1.4%
Paid during year	1.6	3.9	2.0
Commercial paper included obligations of foreign subsidiaries of $442 million at December 31, 2005, $248 million at December 31, 2004 and $307 million at December 31, 2003. Bank and other borrowings included obligations of foreign subsidiaries of $20 million at December 31, 2005, $44 million at December 31, 2004 and $832 million at December 31, 2003.
Interest expense for commercial paper, bank and other borrowings totaled $401 million in 2005, $211 million in 2004, $130 million in the period March 29 through December 31, 2003 and $19 million in the period January 1 through March 28, 2003.
We maintain various bank credit agreements primarily to support commercial paper borrowings and also to provide funding in the U.K. We had committed back-up lines and other bank lines of $16.3 billion at December 31, 2005, including $8.0 billion with HSBC and subsidiaries and $18.0 billion at December 31, 2004, including $10.1 billion with HSBC and subsidiaries. Our U.K. subsidiary had drawn $4.2 billion on its bank lines of credit (all with HSBC) at December 31, 2005 and had $7.4 billion drawn on its bank lines of credit (all with HSBC), at December 31, 2004. A $4.0 billion revolving credit facility with HSBC Private Bank (Suisse) SA, which was in place during a portion of 2004 to allow temporary increases in commercial paper issuances in anticipation of the sale of the private label receivables to HSBC Bank USA, expired on December 30, 2004. Formal credit lines are reviewed annually and expire at various dates through 2008. Borrowings under these lines generally are available at a surcharge over LIBOR. The most restrictive financial covenant contained in the back-up line agreements that could restrict availability is an obligation to maintain minimum shareholder’s equity of $10.0 billion which is substantially below our December 31, 2005 common and preferred shareholder’s(s’) equity balance of $19.5 billion. Because our U.K. subsidiary receives its funding directly from HSBC, we eliminated all third-party back-up lines at our U.K. subsidiary in 2004. Annual commitment fee requirements to support availability of these lines at December 31, 2005 totaled

$7 million and included $2 million for the HSBC lines. Annual commitment fee requirements to support availability of these lines at December 31, 2004 totaled $7 million and included $2 million for the HSBC lines.
14.     Long Term Debt (With Original Maturities Over One Year)

	At December 31,

	2005	2004

	(in millions)
Senior Debt
Fixed rate:
8.875% Adjustable Conversion-Rate Equity Security Units	$541	$529
Secured financings:
1.50% to 2.99%; due 2005 to 2007	-	239
3.00% to 3.99%; due 2006 to 2008	3,947	346
4.00% to 4.49%; due 2006 to 2009	2,254	-
4.50% to 4.99%; due 2006 to 2010	1,024	-
7.00% to 7.49%; due 2005	-	51
7.50% to 7.99%; due 2005	-	10
8.00% to 8.99%; due 2005	-	11
Other fixed rate senior debt:
2.40% to 3.99%; due 2006 to 2010	2,864	6,310
4.00% to 4.99%; due 2006 to 2023	21,902	10,878
5.00% to 5.49%; due 2006 to 2023	6,188	5,082
5.50% to 5.99%; due 2006 to 2024	7,188	6,922
6.00% to 6.49%; due 2006 to 2033	8,453	8,380
6.50% to 6.99%; due 2006 to 2033	8,076	9,247
7.00% to 7.49%; due 2006 to 2032	4,587	6,333
7.50% to 7.99%; due 2006 to 2032	4,906	7,450
8.00% to 9.00%; due 2006 to 2012	1,244	3,497
Variable interest rate:
Secured financings – 2.63% to 5.28%; due 2006 to 2010	7,893	6,668
Other variable interest rate senior debt – 2.16% to 6.73%; due 2006 to 2018	21,488	10,555
Senior Subordinated Debt – 4.56%, due 2005	-	170
Junior Subordinated Notes Issued to Capital Trusts	1,443	722
Unamortized Discount	(341)	(296)
HSBC acquisition purchase Accounting Fair Value Adjustments	1,506	2,274

Total long term debt	$105,163	$85,378

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our long term debt at fair value at the date of our acquisition by HSBC.
Secured financings of $15.1 billion at December 31, 2005 are secured by $21.8 billion of real estate secured, auto finance and MasterCard/ Visa credit card receivables. Secured financings of $7.3 billion at December 31, 2004 are secured by $10.3 billion of real estate secured and auto finance receivables.
At December 31, 2005, long term debt included carrying value adjustments relating to derivative financial instruments which decreased the debt balance by $862 million and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $272 million. At December 31, 2004, long term debt included carrying value adjustments relating to derivative financial instruments which decreased the debt balance by $121 million and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $4 billion.
Weighted-average interest rates were 5.3 percent at December 31, 2005 and 5.1 percent at December 31, 2004 (excluding HSBC acquisition purchase accounting adjustments). Interest expense for long term debt was $3.7 billion in 2005, $2.6 billion in 2004, $1.8 billion in the period March 29 through December 31, 2003 and $870 million in the period January 1 through March 28, 2003. The most restrictive financial covenants contained in the terms of our debt agreements are the maintenance of a minimum shareholder’s equity of $10.0 billion which is substantially lower than our common and preferred shareholder’s(s’) equity balance of $19.5 billion at December 31, 2005. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 15, “Derivative Financial Instruments.”
In 2002, we issued $541 million of 8.875 percent Adjustable Conversion-Rate Equity Security Units. Each Adjustable Conversion-Rate Equity Security Unit consisted initially of a contract to purchase, for $25, a number of shares of HSBC Finance Corporation (formerly known as Household International, Inc.) common stock on February 15, 2006 and a senior note issued by our then wholly owned subsidiary, Household Finance Corporation, with a principal amount of $25. Since the time the units were issued, HSBC Finance Corporation was acquired by HSBC Holdings plc and Household Finance Corporation was merged with and into HSBC Finance. As a result of these transactions, the stock purchase contracts now obligate holders to purchase, for $25, between 2.6041 and 3.1249 HSBC ordinary shares on February 15, 2006, and HSBC Finance Corporation has succeeded Household Finance Corporation as the obligor on the senior notes. In November 2005 we remarketed the notes and reset the rate. The net proceeds from the sale of the units were allocated between the purchase contracts and the senior unsecured notes on our balance sheet based on the fair value of each at the date of the offering. During 2005, ..1 million stock purchase contracts were exercised. During 2004, .6 million stock purchase contracts were exercised. At December 31, 2005, unexercised stock purchase contracts totaled 1.3 million. The remaining stock purchase contracts matured on February 15, 2006 and HSBC issued ordinary shares for the remaining stock purchase contracts on that date. The settlement rate for each such purchase contract was 2.6041 HSBC ordinary shares.
The following table summarizes our junior subordinated notes issued to capital trusts (“Junior Subordinated Notes”) and the related company obligated mandatorily redeemable preferred securities (“Preferred Securities”):

	Household Capital	Household Capital	Household Capital
	Trust IX	Trust VII	Trust VI
	(“HCT IX”)	(“HCT VII”)	(“HCT VI”)

	(dollars are in millions)
Junior Subordinated Notes:
Principal balance	$1,031	$206.2	$206.2
Interest rate	5.91%	7.5%	8.25%
Redeemable by issuer	November 2015	November 2006	January 2006
Stated maturity	November 2035	November 2031	January 2031
Preferred Securities:
Rate	5.91%	7.5%	8.25%
Face value	$1,000	$200	$200
Issue date	November 2005	November 2001	January 2001
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
Maturities of long term debt at December 31, 2005 were as follows:

(in millions)

2006	$19,580
2007	19,046
2008	15,050
2009	11,472
2010	11,402
Thereafter	28,613

Total	$105,163

Certain components of our long term debt may be redeemed prior to its stated maturity.

15.	Derivative Financial Instruments

Our business activities involve analysis, evaluation, acceptance and management of some degree of risk or combination of risks. Accordingly, we have comprehensive risk management policies to address potential financial risks, which include credit risk (which includes counterparty credit risk), liquidity risk, market risk, and operational risks. Our risk management policy is designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board. The HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board. Additionally, our Audit Committee receives regular reports on our liquidity positions in relation to the established limits. In accordance with the policies and strategies established by ALCO, in the normal course of business, we enter into various transactions involving derivative financial instruments. These derivative financial instruments primarily are used to manage our market risk. For further information on our strategies for managing interest rate and foreign exchange rate risk, see the “Risk Management” section within our Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
At December 31, 2005, most of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which are recorded in our balance sheet as derivative related liabilities and totaled $91 million at December 31, 2005. Affiliate swap counterparties provide collateral in the form of securities, as required, which are not recorded on our balance sheet. At December 31, 2005, the fair value of our agreements with affiliate counterparties was below the $1.2 billion level requiring posting of collateral. At December 31, 2005, we had derivative contracts with a notional value of approximately $75.9 billion, including $71.3 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.
Fair Value and Cash Flow Hedges To manage our exposure to changes in interest rates, we enter into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under SFAS No. 133. Prior to the acquisition by HSBC, the majority of our fair value and cash flow hedges were effective hedges which qualified for the shortcut method of accounting. Under the Financial Accounting Standards Board’s interpretations of SFAS No. 133, the shortcut method of accounting was no longer allowed for interest rate swaps which were outstanding at the time of the acquisition by HSBC. As a result of the acquisition, we were required to reestablish and formally document the hedging relationship associated with all of our fair value and cash flow hedging instruments and assess the effectiveness of each hedging relationship, both at inception of the acquisition and on an ongoing basis. Due to deficiencies in our contemporaneous hedge documentation at the time of acquisition, we lost the ability to apply hedge accounting to our entire cash flow and fair value hedging portfolio that existed at the time of acquisition by HSBC. During 2005, we reestablished hedge treatment under the long haul method of accounting for a significant number of the derivatives in this portfolio. We continue to evaluate the steps required to regain hedge accounting treatment under SFAS No. 133 for the remaining swaps which do not currently qualify for hedge accounting. The majority of all derivative financial instruments entered into subsequent to the acquisition qualify as effective hedges under SFAS No. 133.
Fair value hedges include interest rate swaps which convert our fixed rate debt to variable rate debt and currency swaps which convert debt issued from one currency into pay variable debt of the appropriate functional currency. Hedge ineffectiveness associated with fair value hedges is recorded in other revenues as derivative income (expense) and was a gain of $117 million ($75 million after tax) in 2005, a gain of $.6 million ($.4 million after tax) in 2004, a gain of $.8 million ($.5 million after tax) in the period March 29 through December 31, 2003, and a gain of $3 million ($2 million after tax) in the period January 1 through March 28, 2003. All of our fair value hedges were associated with debt during 2005, 2004 and 2003. We recorded fair value adjustments for unexpired fair value hedges which decreased the carrying value of our debt by $695 million at December 31, 2005 and $60 million at December 31, 2004. Fair value adjustments for unexpired fair value hedges on a “predecessor” basis are included in the HSBC acquisition purchase accounting fair value adjustment to debt as a result of push-down accounting effective March 29, 2003 when the “successor” period began.
Cash flow hedges include interest rate swaps which convert our variable rate debt or assets to fixed rate debt or assets and currency swaps which convert debt issued from one currency into pay fixed debt of the appropriate functional currency. Gains and (losses) on unexpired derivative instruments designated as cash flow hedges (net of tax) are reported in accumulated other comprehensive income and totaled a gain of $237 million ($151 million after tax) at December 31, 2005 and $83 million ($53 million after tax) at December 31, 2004. We expect $110 million ($70 million after tax) of currently unrealized net gains will be reclassified to earnings within one year, however, these unrealized gains will be offset by increased interest expense associated with the variable cash flows of the hedged items and will result in no net economic impact to our earnings. Hedge ineffectiveness associated with cash flow hedges is recorded in other revenues as derivative income was a loss of $76 million ($49 million after tax) in 2005 and was immaterial in 2004 and was a gain of $.5 million ($.3 million after tax) in the period March 29 through December 31, 2003. Hedge ineffectiveness associated with cash flow hedges was immaterial for the period January 1 through March 28, 2003.
At December 31, 2005, $234 million of derivative instruments, at fair value, were recorded in derivative financial assets and $292 million in derivative related liabilities. At December 31, 2004, $4.0 billion of derivative instruments, at fair value, were recorded in derivative financial assets and $70 million in derivative related liabilities.
Information related to deferred gains and losses before taxes on terminated derivatives was as follows:

	2005	2004

	(in millions)
Deferred gains	$173	$210
Deferred losses	215	168
Weighted-average amortization period:
Deferred gains	4 years	7 years
Deferred losses	5 years	8 years
Increases (decreases) to carrying values resulting from net deferred gains and losses:
Long term debt	$(111)	$(61)
Accumulated other comprehensive income	69	103

Information related to deferred gains and losses before taxes on discontinued hedges was as follows:

	2005	2004

	(in millions)
Deferred gains	$197	$-
Deferred losses	152	-
Weighted-average amortization period:
Deferred gains	5 years	-
Deferred losses	6 years	-
Increases (decreases) to carrying values resulting from net deferred gains and losses:
Long term debt	$(56)	-
Accumulated other comprehensive income	101	-
Amortization of net deferred gains (losses) totaled ($12) million in 2005, ($23) million in 2004, ($7) million in the period March 29 through December 31, 2003 and $80 million in the period January 1 through March 28, 2003.
Hedges of Net Investments in Foreign Operations Prior to the acquisition by HSBC, we used forward-exchange contracts and foreign currency options to hedge our net investments in foreign operations. We used these hedges to protect against adverse movements in exchange rates. Net gains and (losses) (net of tax) related to these derivatives were included in accumulated other comprehensive income and totaled $.1 million in the period March 29 through December 31, 2003 for the contracts that terminated subsequent to the acquisition by HSBC and ($12) million in the period January 1 through March 28, 2003. We have not entered into foreign exchange contracts to hedge our investment in foreign subsidiaries since our acquisition by HSBC.
Non-Qualifying Hedging Activities We may also use forward rate agreements, interest rate caps, exchange traded futures, and interest rate and currency swaps which are not designated as hedges under SFAS No. 133, either because they do not qualify as effective hedges or because we lost the ability to apply hedge accounting following our acquisition by HSBC as discussed above. These financial instruments are economic hedges but do not qualify for hedge accounting and are primarily used to minimize our exposure to changes in interest rates and currency exchange rates. Unrealized and realized gains (losses) on derivatives which were not designated as hedges are reported in other revenues as derivative income and totaled $208 million ($133 million after tax) in 2005, $510 million ($324 million after tax) in 2004; $285 million ($181 million after tax) in the period March 29, 2003 through December 31, 2003 and $(1) million ($(.7) million after tax) in the period January 1 through March 28, 2003.
Derivative Income Derivative income as discussed above includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS No. 133 as well as the ineffectiveness on derivatives associated with our qualifying hedges and is summarized in the table below:

	2005	2004	2003

	(in millions)
Net realized gains (losses)	$52	$68	$54
Mark-to-market on derivatives which do not qualify as effective hedges	156	442	230
Ineffectiveness	41	1	2

Total	$249	$511	$286

Derivative Financial Instruments The following table summarizes derivative financial instrument activity:

	Exchange Traded			Non-Exchange Traded

	Interest Rate					Foreign Exchange		Interest Rate
	Futures Contracts			Interest		Rate Contracts		Forward Contracts		Caps
			Options	Rate	Currency					and
	Purchased	Sold	Purchased	Swaps	Swaps	Purchased	Sold	Purchased	Sold	Floors	Total

2005
Notional amount, 2004	$-	$-	$1,691	$45,253	$18,150	$1,146	$614	$374	$-	$4,380	$71,608
New contracts	-	-	-	1	-	-	-	-	-	30	31
New contracts purchased from subsidiaries of HSBC	-	-	-	25,373	6,824	1,113	4,860	1,707	-	-	39,877
Matured or expired contracts	-	-	(1,691)	(5,657)	(3,225)	(482)	(4,762)	-	-	(1,894)	(17,741)
Terminated contracts	-	-	-	(15,362)	-	(142)	(247)	(1,909)	-	(249)	(17,909)
In-substance maturities(1)	-	-	-	-	-	-	-	-	-	-	-
Assignment of contracts to subsidiaries of HSBC	-	-	-	-	-	-	-	-	-	-	-

Notional amount, 2005	$-	$-	$-	$49,608	$21,719	$1,635	$465	$172	$-	$2,267	$75,866

Fair value, 2005 (3):
Fair value hedges	$-	$-	$-	$(612)	$(178)	$-	$-	$-	$-	$-	$(790)
Cash flow hedges	-	-	-	103	658	(22)	-	-	-	-	739
Net investment in foreign operations	-	-	-	-	-	-	-	-	-	-	-
Non-hedging derivatives	-	-	-	(31)	24	-	-	-	-	-	(7)

Total	$-	$-	$-	$(540)	$504	$(22)	$-	$-	$-	$-	$(58)

2004
Notional amount, 2003	$-	$-	$1,900	$41,312	$16,538	$1,223	$594	$174	$-	$6,627	$68,368
New contracts	-	-	-	-	-	1,628	1,432	-	-	-	3,060
New contracts purchased from subsidiaries of HSBC	-	-	3,491	29,607	11,457	17,988	8,778	1,643	-	444	73,408
Matured or expired contracts	-	-	(3,700)	(7,568)	(1,407)	(14,343)	(4,840)	(1,443)	-	(2,691)	(35,992)
Terminated contracts	-	-	-	(7,211)	(5,333)	-	-	-	-	-	(12,544)
In-substance maturities(1)	-	-	-	-	-	(5,350)	(5,350)	-	-	-	(10,700)
Assignment of contracts to subsidiaries of HSBC	-	-	-	(10,887)	(3,105)	-	-	-	-	-	(13,992)

Notional amount, 2004	$-	$-	$1,691	$45,253	$18,150	$1,146	$614	$374	$-	$4,380	$71,608

Fair value, 2004 (3):
Fair value hedges	$-	$-	$-	$(46)	$-	$-	$2	$-	$-	$-	$(48)
Cash flow hedges	-	-	-	12	403	24	-	-	-	-	439
Net investment in foreign operations	-	-	-	-	-	-	-	-	-	-	-
Non-hedging derivatives	-	-	-	(81)	3,670	-	-	-	-	-	3,589

Total	$-	$-	$-	$(115)	$4,073	$24	$2	$-	$-	$-	$3,980

2003
Notional amount, 2002	$-	$-	$3,400	$44,506	$11,661	$376	$2,525	$159	$-	$7,221	$69,848
New contracts	600	(600)	-	7,601	1,219	20,102	17,548	906	-	-	48,576
New contracts purchased from subsidiaries of HSBC	-	-	3,385	25,369	10,399	3,144	642	174	-	4,333	47,446
Matured or expired contracts	-	-	(4,404)	(15,137)	(1,401)	(3,190)	(912)	(506)	-	(4,927)	(30,477)
Terminated contracts	-	-	(481)	(11,984)	(146)	-	-	(559)	-	-	(13,170)
In-substance maturities(1)	(600)	600	-	-	-	(19,209)	(19,209)	-	-	-	(39,618)
Assignment of contracts to subsidiaries of HSBC	-	-	-	(9,043)	(5,194)	-	-	-	-	-	(14,237)
Loss of shortcut accounting(2):
Terminated contracts	-	-	-	(26,530)	-	-	-	-	-	-	(26,530)
New contracts	-	-	-	26,530	-	-	-	-	-	-	26,530

Notional amount, 2003	$—	$-	$1,900	$41,312	$16,538	$1,223	$594	$174	$-	$6,627	$68,368

Fair value, 2003 (3):
Fair value hedges	$-	$-	$-	$138	$101	$-	$23	$-	$-	$-	$216
Cash flow hedges	-	-	-	(147)	419	41	-	-	-	-	313
Net investment in foreign operations	-	-	-	-	-	-	-	-	-	-	-
Non-hedging derivatives	-	-	-	(162)	2,500	-	-	-	-	-	2,338

Total	$-	$-	$-	$(171)	$3,020	$41	$23	$-	$-	$-	$2,867

(1)	Represent contracts terminated as the market execution technique of closing the transaction either (a) just prior to maturity to avoid delivery of the underlying instrument or (b) at the maturity of the underlying items being hedged.

(2)	Under the Financial Accounting Standards Board’s interpretations of SFAS No. 133, the shortcut method of accounting was no longer allowed for interest rate swaps which were outstanding at the time of the acquisition by HSBC.

(3)	(Bracketed) unbracketed amounts represent amounts to be (paid) received by us had these positions been closed out at the respective balance sheet date. Bracketed amounts do not necessarily represent risk of loss as the fair value of the derivative financial instrument and the items being hedged must be evaluated together. See Note 24, ‘Fair Value of Financial Instruments,‘ for further discussion of the relationship between the fair value of our assets and liabilities.
We operate in three functional currencies, the U.S. dollar, the British pound and the Canadian dollar. The U.S. dollar is the functional currency for exchange-traded interest rate futures contracts and options. Non-exchange traded instruments are restated in U.S. dollars by country as follows:

			Foreign Exchange		Interest Rate
			Rate Contracts		Forward	Other Risk
	Interest Rate	Currency			Contracts	Management
	Swaps	Swaps	Purchased	Sold	Purchased	Instruments

	(in millions)
2005
United States	$47,693	$21,175	$1,622	$465	$-	$2,267
Canada	995	-	13	-	172	-
United Kingdom	920	544	-	-	-	-

	$49,608	$21,719	$1,635	$465	$172	$2,267

2004
United States	$42,365	$17,543	$1,146	$599	$-	$4,345
Canada	582	-	-	15	374	-
United Kingdom	2,306	607	-	-	-	35

	$45,253	$18,150	$1,146	$614	$374	$4,380

2003
United States	$39,653	$14,995	$1,223	$593	$-	$6,595
Canada	405	-	-	1	174	-
United Kingdom	1,254	1,543	-	-	-	32

	$41,312	$16,538	$1,223	$594	$174	$6,627

The table below reflects the items hedged using derivative financial instruments which qualify for hedge accounting at December 31, 2005. The critical terms of the derivative financial instruments have been designed to match those of the related asset or liability.

			Foreign
	Interest Rate	Currency	Exchange Rate
	Swaps	Swaps	Contracts

	(in millions)
Investment securities	$-	$-	$-
Commercial paper, bank and other borrowings	920	-	1,622
Long term debt	45,913	18,689	-
Advances to foreign subsidiaries	-	-	465

Total items hedged using derivative financial instruments	$46,833	$18,689	$2,087

The following table summarizes the maturities and related weighted-average receive/pay rates of interest rate swaps outstanding at December 31, 2005:

	2006	2007	2008	2009	2010	2011	Thereafter	Total

	(dollars are in millions)
Pay a fixed rate/receive a floating rate:
Notional value	$8,892	$7,471	$3,320	$2,569	$232	$153	$450	$23,087
Weighted-average receive rate	4.40%	4.36%	4.63%	4.75%	4.66%	5.15%	5.66%	4.49%
Weighted-average pay rate	3.54	4.34	4.81	4.88	4.10	4.36	4.97	4.12

Pay a floating rate/receive a fixed rate:
Notional value	$291	$483	$2,608	$4,953	$3,142	$5,550	$9,494	$26,521
Weighted-average receive rate	3.55	3.12	3.72	4.04	4.27	4.55	4.98	4.46
Weighted-average pay rate	4.68	4.44	4.52	4.31	3.85	4.59	4.39	4.37

Total notional value	$9,183	$7,954	$5,928	$7,522	$3,374	$5,703	$9,944	$49,608

Total weighted-average rates on swaps:
Receive rate	4.37%	4.29%	4.23%	4.28%	4.30%	4.56%	5.01%	4.47%
Pay rate	3.58	4.34	4.68	4.50	3.87	4.58	4.42	4.25
The floating rates that we pay or receive are based on spot rates from independent market sources for the index contained in each interest rate swap contract, which generally are based on either 1, 3 or 6-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates also impact the interest rate on the underlying assets or liabilities. We use derivative financial instruments as either qualifying hedging instruments under SFAS No. 133 or economic hedges to hedge the volatility of earnings resulting from changes in interest rates on the underlying hedged items. Use of interest rate swaps which qualify as effective hedges under SFAS No. 133 increased our net interest income by 24 basis points in 2005, 49 basis points in 2004 and 49 basis points in 2003.
16.     Income Taxes

Total income taxes were:

			March 29	January 1
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	March 28,
	2005	2004	2003	2003

	(in millions)
Provision for income taxes related to operations	$891	$1,000	$690	$182
Income taxes related to adjustments included in common shareholder’s(s’) equity:
Unrealized gains (losses) on investments and interest-only strip receivables, net	(29)	(71)	105	(13)
Unrealized gains (losses) on cash flow hedging instruments	74	61	(9)	57
Minimum pension liability	2	(2)	-	-
Foreign currency translation adjustments	(6)	12	-	(7)
Exercise of stock based compensation	(9)	(18)	(15)	(2)
Tax on sale of U.K. credit card business to affiliate	(21)	-	-	-

Total	$902	$982	$771	$217

Provisions for income taxes related to operations were:

			March 29	January 1
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	March 28,
	2005	2004	2003	2003

	(in millions)
Current
United States	$1,253	$593	$688	$74
Foreign	4	59	85	19

Total current	1,257	652	773	93

Deferred
United States	(396)	348	(87)	91
Foreign	30	-	4	(2)

Total deferred	(366)	348	(83)	89

Total income taxes	$891	$1,000	$690	$182

The significant components of deferred provisions attributable to income from operations were:

			March 29	January 1
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	March 28,
	2005	2004	2003	2003

	(in millions)
Deferred income tax (benefit) provision (excluding the effects of other components)	$(342)	$348	$(83)	$89
Adjustment of valuation allowance	(2)	-	-	-
Change in operating loss carryforwards	(12)	-	-	-
Adjustment to statutory tax rate	(10)	-	-	-

Deferred income tax provision	$(366)	$348	$(83)	$89

Income before income taxes were:

			March 29	January 1
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	March 28,
	2005	2004	2003	2003

	(in millions)
United States	$2,560	$2,786	$1,801	$379
Foreign	103	154	246	49

Total income before income taxes	$2,663	$2,940	$2,047	$428

Effective tax rates are analyzed as follows:

			March 29	January 1
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	March 28,
	2005	2004	2003	2003

	(in millions)
Statutory Federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	.9	1.4	1.4	1.9
Low income housing and other tax credits	(3.2)	(2.9)	(3.0)	(5.1)
Noncurrent tax requirements	-	-	(1.5)	(3.0)
Nondeductible acquisition costs	-	-	-	11.0
Other	.8	.5	1.8	2.7

Effective tax rate	33.5%	34.0%	33.7%	42.5%

Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

	At December 31,

	2005	2004

	(in millions)
Deferred Tax Assets
Credit loss reserves	$1,438	$1,497
Other reserves	129	73
Market value adjustment	95	214
Debt	80	162
Other	429	397

Total deferred tax assets	2,171	2,343
Valuation allowance	(28)	(28)

Total deferred tax assets net of valuation allowance	2,143	2,315

Deferred Tax Liabilities
Intangibles	779	934
Fee income	545	375
Deferred loan origination costs	239	189
Receivables	163	231
Leveraged lease transactions, net	78	129
Receivables sold	22	413
Other	162	191

Total deferred tax liabilities	1,988	2,462

Net deferred tax asset (liability)	$155	$(147)

In addition, provision for U.S. income taxes had not been made at December 31, 2004 on $80 million of undistributed, untaxed earnings of Household Life Insurance Company accumulated in its Policyholders’ Surplus Account under tax laws in effect prior to 1984. This amount would have been subject to taxation in the event Household Life Insurance Company made distributions in excess of its Shareholders’ Surplus Account (generally undistributed accumulated after-tax earnings) and certain other events. If Household Life Insurance Company had been subject to tax on the full amount of its Policyholders’ Surplus Account, the additional income tax payable would have been approximately $28 million.

Unlike prior law provisions treating distributions by a life insurance company as first coming out of its Shareholders’ Surplus Account and then out of its Policyholders’ Surplus Account, the American Jobs Creation Act of 2004 (the “AJCA”) contains provisions that would reverse such order and treat distributions as first coming out of Policyholders’ Surplus Account and then out of a Shareholders’ Surplus Account. These new provisions also eliminated the imposition of the income tax on any distributions from a Policyholders’ Surplus Account. Such provisions apply to distributions made by a life insurance company after December 31, 2004 and before January 1, 2007.
Household Life Insurance Company paid a dividend in the year ended December 31, 2005 in an amount in excess of the Policyholders’ Surplus Account. This dividend eliminated the balance in that account and the potential for a tax on any future distributions from the account.
Provision for U.S. income tax had not been made on net undistributed earnings of foreign subsidiaries of $118 million at December 31, 2005 and $643 million at December 31, 2004. Determination of the amount of unrecognized deferred tax liability related to investments in foreign subsidiaries is not practicable.
The AJCA included provisions to allow a deduction of 85% of certain foreign earnings that are repatriated in 2004 or 2005. We elected to apply this provision to a $489 million distribution in December 2005 by our U.K. subsidiary. Tax of $26 million related to this distribution is included as part of the current 2005 U.S. tax expense shown above.
At December 31, 2005, we had net operating loss carryforwards of $987 million for state tax purposes which expire as follows: $332 million in 2006-2010; $150 million in 2011-2015; $287 million in 2016-2020 and $218 million in 2021-2025.

17.	Redeemable Preferred Stock

In conjunction with our acquisition by HSBC, our 7.625%, 7.60%, 7.50% and 8.25% preferred stock was converted into the right to receive cash which totaled approximately $1.1 billion. In consideration of HSBC transferring sufficient funds to make these payments, we issued the Series A cumulative preferred stock to HSBC on March 28, 2003. Simultaneous with our acquisition by HSBC, we called for redemption our $4.30, $4.50 and 5.00% preferred stock. Through a series of transactions which concluded in October 2004, the Series A Preferred Stock were transferred from HSBC to HINO. On December 15, 2005, we issued four shares of common stock to HINO in exchange for the Series A Preferred Stock. See Note 19, “Related Party Transactions,” for further discussion.
In June 2005, we issued 575,000 shares of 6.36 percent Non-Cumulative Preferred Stock, Series B (“Series B Preferred Stock”). Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010 at $1,000 per share, plus accrued dividends. The redemption and liquidation value is $1,000 per share plus accrued and unpaid dividends. The holders of Series B Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series B Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock which would rank prior to the Series B Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series B Preferred Stock outstanding at that time. Related issuance costs of $16 million have been recorded as a reduction of additional paid-in capital. In 2005, we declared dividends totaling $17 million on the Series B Preferred Stock which were paid prior to December 31, 2005.

18.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances.

			March 29	January 1
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	March 28,
	2005	2004	2003	2003

	(Successor)	(Successor)	(Successor)	(Predecessor)
	(in millions)
Unrealized gains (losses) on investments and interest-only strip receivables:
Balance at beginning of period	$54	$168	$294	$319
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	(294)	-
Other comprehensive income for period:
Net unrealized holding gains (losses) arising during period, net of tax of $29 million, $67 million, $(111) million and $0 million, respectively	(56)	(106)	179	-
Reclassification adjustment for gains realized in net income, net of taxes of $- million, $4 million, $6 million and $13 million, respectively	-	(8)	(11)	(25)

Total other comprehensive income for period	(56)	(114)	168	(25)

Balance at end of period	(2)	54	168	294

Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	119	(11)	(636)	(737)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	636	-
Other comprehensive income for period:
Net gains (losses) arising during period, net of tax of $(92) million, $(34) million, $19 million and $(10) million, respectively	173	72	(22)	19
Reclassification adjustment for losses realized in net income, net of tax of $18 million, $(27) million, $(10) million and $(47) million, respectively	(32)	58	11	82

Total other comprehensive income for period	141	130	(11)	101

Balance at end of period	260	119	(11)	(636)

			March 29	January 1
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	March 28,
	2005	2004	2003	2003

	(Successor)	(Successor)	(Successor)	(Predecessor)
	(in millions)
Minimum pension liability:
Balance at beginning of period	(4)	-	(30)	(30)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	30	-
Other comprehensive income for period:
Pension liability settlement adjustment, net of tax of $(2) million in 2005 and $2 million in 2004	4	(4)	-	-

Total other comprehensive income for period	4	(4)	-	-

Balance at end of period	-	(4)	-	(30)

Foreign currency translation adjustments:
Balance at beginning of period	474	286	(271)	(247)
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	271	-
Other comprehensive income for period:
Translation gains, net of tax of $6 million, $(12) million, $0 million and $7 million, respectively	(253)	188	286	(24)

Total other comprehensive income for period	(253)	188	286	(24)

Balance at end of period	221	474	286	(271)

Total accumulated other comprehensive income (loss) at end of period	$479	$643	$443	$(643)

19.	Related Party Transactions

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

At December 31,	2005	2004

	(in millions)
Assets, (Liabilities) and Equity:
Derivative financial assets (liability), net	$(260)	$3,297
Affiliate preferred stock received in sale of U.K. credit card business	261	-
Other assets	518	604
Due to affiliates	(15,534)	(13,789)
Other liabilities	(445)	(168)
Series A Preferred Stock	-	1,100 (1)
Premium on sale of U.K. credit card business to affiliate recorded as an increase to additional paid in capital	182	-

(1)	In December 2005, the $1.1 billion Series A preferred stock plus all accrued and unpaid dividends was exchanged for a like amount of common equity and the Series A preferred stock was retired. We issued 4 shares of common equity to HINO as part of the exchange.

For the Year Ended December 31,	2005	2004	2003

Income/(Expense):
Interest expense on borrowings from HSBC and subsidiaries	$(713)	$(343)	$(73)
Interest income on advances to HSBC affiliates	37	5	-
HSBC Bank USA:
Real estate secured servicing revenues	16	13	-
Real estate secured sourcing, underwriting and pricing revenues	3	4	-
Gain on bulk sale of real estate secured receivables	-	15	16
Gain on bulk sale of domestic private label receivable portfolio	-	663	-
Gain on daily sale of domestic private label receivable originations	379	3	-
Gain on daily sale of MasterCard/Visa receivables	34	21	-
Taxpayer financial services loan origination fees	(15)	-	-
Domestic private label receivable servicing fees	368	3	-
MasterCard/ Visa receivable servicing fees	11	1	-
Other processing, origination and support revenues	17	15	-
Support services from HSBC affiliates, primarily HSBC Technology and Services (USA) Inc. (“HTSU”)	(889)	(750)	-
HTSU:
Rental revenue	42	33	-
Administrative services revenue	14	18	-
Servicing revenue	5	-	-
Other servicing fees from HSBC affiliates	6	3	-
Stock based compensation expense with HSBC	(66)	(45)	-
The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $72.2 billion at December 31, 2005 and $62.6 billion at December 31, 2004. Affiliate swap counterparties provide collateral in the form of securities as required, which are not recorded on our balance sheet. At December 31, 2005, the fair value of our agreements with affiliate counterparties was below the $1.2 billion level requiring posting of collateral. As such, at December 31, 2005, we were not holding any swap collateral from HSBC affiliates in the form of securities. At December 31, 2004, affiliate swap counterparties had provided collateral in the form of securities, which were not recorded on our balance sheet, totaling $2.2 billion.
We have extended a line of credit of $2 billion to HSBC USA Inc. at interest rates comparable to third-party rates for a line of credit with similar terms. No balances were outstanding under this line at December 31, 2005. The balance outstanding under this line was $.6 billion at December 31, 2004 and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as interest income on advances to HSBC affiliates in the table above.
We extended a revolving line of credit of $.5 billion to HTSU on June 28, 2005 at interest rates comparable to third-party rates for a line of credit with similar terms. The balance outstanding under this line of credit was $.4 billion at December 31, 2005 and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as interest income on advances to HSBC affiliates in the table above.
We extended a promissory note of $.5 billion to HSBC Securities (USA) Inc. (“HSI”) on June 27, 2005 at interest rates comparable to third-party rates for a line of credit with similar terms. This promissory note was repaid during July 2005. We also extended a promissory note of $.5 billion to HSI on September 29, 2005. This promissory note was repaid during October 2005. We extended an additional promissory note of $150 million to HSI on December 28, 2005 and is included in other assets. This note was repaid during January 2006. Interest income associated with this line of credit is recorded in interest income and reflected as interest income on advances to HSBC affiliates in the table above.

On March 31, 2005, we extended a line of credit of $.4 billion to HINO which was repaid during the second quarter of 2005. This line of credit was at interest rates comparable to third-party rates for a line of credit with similar terms. During the second quarter of 2004, we made advances to our immediate parent, HINO, totaling $266 million which were repaid during the third quarter of 2004. Interest income associated with this line of credit is recorded in interest income and reflected as interest income on advances to HSBC affiliates in the table above.
Due to affiliates includes amounts owed to subsidiaries of HSBC (other than preferred stock). This funding was at interest rates (both the underlying benchmark rate and credit spreads) comparable to third-party rates for debt with similar maturities.
At December 31, 2005, we had commercial paper back stop credit facility of $2.5 billion from HSBC domestically and a revolving credit facility of $5.3 billion from HSBC in the U.K. At December 31, 2004, we had commercial paper back stop credit facility of $2.5 billion from HSBC domestically and a revolving credit facility of $7.5 billion from HSBC in the U.K. As of December 31, 2005, $4.2 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. As of December 31, 2004, $7.4 billion was outstanding on the U.K. lines and no balances were outstanding on the domestic lines. Annual commitment fee requirements to support availability of these lines totaled $2 million in 2005 and 2004 and are included as a component of interest expense – HSBC affiliates.
In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables ($3.1 billion on a managed basis), the associated cardholder relationships and the related retained interests in securitized credit card receivables to HBEU, a U.K. based subsidiary of HSBC, for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above, the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and related leaseholds and call center employees to provide customer continuity after the transfer as well as to allow HBEU direct ownership and control of origination and customer service. We have retained the collection operations related to the credit card operations and have entered into a service level agreement for a period of not less than two years to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations to HBEU for a fee. Additionally, the management teams of HBEU and our remaining U.K. operations will be jointly involved in decision making involving card marketing to ensure that growth objectives are met for both businesses. Because the sale of this business is between affiliates under common control, the premium received in excess of the book value of the assets transferred of $182 million, including the goodwill assigned to this business, has been recorded as an increase to additional paid in capital and has not been included in earnings. In future periods, the net interest income, fee income and provision for credit losses for the International Segment will be reduced, while other income will be increased by the receipt of servicing revenue for these credit card receivables from HBEU. We do not anticipate that the net effect of this sale will result in a material reduction of net income of our consolidated results.
In December 2004, we sold our domestic private label receivable portfolio (excluding retail sales contracts at our consumer lending business), including the retained interests associated with our securitized domestic private label receivables to HSBC Bank USA for $12.4 billion. We recorded an after-tax gain on the sale of $423 million in 2004. See Note 4, “Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies.” We continue to service the sold private label receivables and receive servicing fee income from HSBC Bank USA for these services. As of December 31, 2005, we were servicing $17.1 billion of domestic private label receivables for HSBC Bank USA. We received servicing fee income from HSBC Bank USA of $368 million in 2005 and $3 million during December 2004 subsequent to the initial bulk sale. The servicing fee income is included in the table above. We continue to maintain the related customer account relationships and, therefore, sell new domestic private label receivable originations (excluding retail sales contracts) to HSBC Bank USA on a daily basis. We sold $21,050 million of private label receivables to HSBC Bank USA in 2005 and $12,394 million during December 2004 including the initial bulk sale and the subsequent daily sales of new originations. The gains associated with the sale of these receivables are reflected in the table above and are recorded in gain on receivable sales to HSBC affiliates.
In the first quarter of 2004, we sold approximately $.9 billion of real estate secured receivables from our mortgage services business to HSBC Bank USA and recorded a pre-tax gain of $15 million on the sale. Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HSBC Bank USA including all future business it purchases from our correspondents. As of December 31, 2005, we were servicing $4.6 billion of real estate secured receivables for HSBC Bank USA. We also received fees from HSBC Bank USA pursuant to a service level agreement under which we sourced, underwrote and priced $1.5 billion of real estate secured receivables purchased by HSBC Bank USA during 2005 and $2.8 billion in 2004. The servicing fee revenue associated with these receivables is recorded in servicing fees from HSBC affiliates and are reflected as real estate secured servicing revenues in the above table. Fees received for sourcing, underwriting and pricing the receivables have been recorded as other income and are reflected as real estate secured sourcing, underwriting and pricing revenues from HSBC Bank USA in the above table. Purchases of real estate secured receivables from our correspondents by HSBC Bank USA were discontinued effective September 1, 2005. We continue to service the receivables HSBC Bank USA previously purchased from these correspondents.
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
Interest expense recorded on the underlying junior subordinated notes totaled $18 million in 2005 and $18 million in 2004. The interest expense for the Household Capital Trust VIII is included in interest expense – HSBC affiliates in the consolidated statement of income and is reflected as a component of interest expense on borrowings from HSBC and subsidiaries in the table above.
During 2004, our Canadian business began to originate and service auto loans for an HSBC affiliate in Canada. Fees received for these services are included in other income and are reflected in other income from HSBC affiliates in the above table.
Effective October 1, 2004, HSBC Bank USA became the originating lender for loans initiated by our taxpayer financial services business for clients of various third party tax preparers. We purchase the loans originated by HSBC Bank USA daily for a fee. Origination fees paid to HSBC Bank USA totaled $15 million in 2005. These origination fees are included as an offset to taxpayer financial services revenue and are reflected as taxpayer financial services loan origination fees in the above table.
On July 1, 2004, HSBC Bank Nevada, National Association (“HSBC Bank Nevada”), formerly known as Household Bank (SB), N.A., purchased the account relationships associated with $970 million of MasterCard and Visa credit card receivables from HSBC Bank USA for approximately $99 million, which are included in intangible assets. The receivables continue to be owned by HSBC Bank USA. Originations of new accounts and receivables are made by HSBC Bank Nevada and new receivables are sold daily to HSBC Bank USA. We sold $2,055 million of credit card receivables to HSBC Bank USA in 2005 and $1,029 million in 2004. The gains associated with the sale of these receivables are reflected in the table above and are recorded in gain on receivable sales to HSBC affiliates.
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
Additionally, in a separate transaction in December 2005, we transferred our information technology services employees in the U.K. to a subsidiary of HBEU. Subsequent to the transfer, operating expenses relating to information technology, which have previously been reported as salaries and fringe benefits or other servicing and administrative expenses, are now billed to us by HBEU and reported as support services from HSBC affiliates. During the first quarter of 2006, we anticipate that the information technology equipment in the U.K. will be sold to HBEU for a purchase price equal to the book value of these assets.
In addition, we utilize HSBC Markets (USA) Inc., a related HSBC entity, to lead manage a majority of our ongoing debt issuances. Fees paid for such services totaled approximately $59 million in 2005 and $18 million in 2004. These fees are amortized over the life of the related debt as a component of interest expense.
In consideration of HSBC transferring sufficient funds to make the payments described in Note 3, “Acquisitions and Divestitures,” with respect to certain HSBC Finance Corporation preferred stock, we issued the Series A Preferred Stock in the amount of $1.1 billion to HSBC on March 28, 2003. In September 2004, HNAH issued a new series of preferred stock totaling $1.1 billion to HSBC in exchange for our outstanding Series A Preferred Stock. In October 2004, our immediate parent, HINO, issued a new series of preferred stock to HNAH in exchange for our Series A Preferred Stock. We paid dividends on our Series A Preferred Stock of $66 million in October 2005 and $108 million in October 2004. On December 15, 2005, we issued 4 shares of common stock to HINO in exchange for the Series A Preferred Stock.
Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans was $66 million in 2005 and $45 million in 2004. These expenses are recorded in salary and employee benefits and are reflected in the above table.
20.     Stock Option Plans

Stock Option Plans The HSBC Holdings Group Share Option Plan (the “Group Share Option Plan”), which replaced the former Household stock option plans, was a long-term incentive compensation plan available to certain employees prior to 2005. Grants were usually made annually. At the 2005 HSBC Annual Meeting of Stockholders, HSBC adopted and the shareholders’ approved the HSBC Share Plan (“Group Share Plan”) to replace this plan. During 2005, no further options were granted to employees although stock option grants from previous years remain in effect subject to the same conditions as before. In lieu of options, in 2005, these employees received grants of shares of HSBC stock subject to certain vesting conditions as discussed further below. Options granted to employees in 2004 vest 100% upon the attainment of certain company performance conditions in either year 3, 4 or 5 and expire ten years from the date of grant. If the performance conditions are not met in year 5, the options will be forfeited. Options granted to employees in 2003 will vest 75 percent in year three with the remaining 25 percent vesting in year four and expire ten years from the date of grant. Options are granted at market value. Compensation expense related to the Group Share Option Plan, which is recognized over the vesting period, totaled $6 million in 2005, $8 million in 2004 and $1 million for the period March 29 through December 31, 2003.
Information with respect to the Group Share Option Plan is as follows:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
	HSBC	Average	HSBC	Average	HSBC	Average
	Ordinary	Price per	Ordinary	Price per	Ordinary	Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	6,245,800	$14.96	4,069,800	$15.31	-	$-
Granted	-	-	2,638,000	14.37	4,069,800	15.31
Exercised	-	-	-	-	-	-
Transferred	(30,000)	15.31	(462,000)	14.69	-	-
Expired or canceled	(40,000)	14.37	-	-	-	-

Outstanding at end of year	6,175,800	14.96	6,245,800	14.96	4,069,800	15.31

Exercisable at end of year	-	$-	-	$-	-	$-

Weighted-average fair value of options granted		$-		$2.68		$4.74

The transfers shown above relate to employees who have transferred to other HSBC entities during each year. The transfers in 2005 primarily relate to certain of our U.K. employees who were transferred to HBEU as part of the sale of our U.K. credit card business in December 2005. The transfers in 2004 relate to our technology services employees who were transferred to HTSU effective January 1, 2004.
The following table summarizes information about stock options outstanding under the Group Share Option Plan at December 31, 2005.

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$12.51 - $15.00	2,266,000	8.34	$14.37	-	$-
$15.01 - $17.50	3,909,800	7.85	15.31	-	-
The fair value of each option granted under the Group Share Option Plan in 2004, measured at the grant date, was calculated using a binomial lattice methodology that is based on the underlying assumptions of the Black-Scholes option pricing model. When modeling options with vesting that are dependent on attainment of certain performance conditions over a period of time, these performance targets are incorporated into the model using Monte-Carlo simulation. The expected life of options depends on the behavior of option holders, which is incorporated into the option model consistent with historic observable data. The fair values are inherently subjective and uncertain due to the assumptions made and the limitations of the model used. Prior to 2004, options were valued using a simpler methodology also based on the Black-Scholes option pricing model. The significant weighted average assumptions used to estimate the fair value of the options granted by year are as follows:

	2005	2004	2003

Risk-free interest rate	-	4.9%	5.3%
Expected life	-	6.9 years	5 years
Expected volatility	-	25.0%	30.0%
Prior to our acquisition by HSBC, certain employees were eligible to participate in the former Household stock option plan. Employee stock options generally vested equally over four years and expired 10 years from the date of grant. Upon completion of our acquisition by HSBC, all options granted prior to November 2002 vested and became outstanding options to purchase HSBC ordinary shares. Options granted under the former Household plan subsequent to October 2002 were converted into options to purchase ordinary shares of HSBC, but did not vest under the change in control. Compensation expense related to the former Household plan totaled $6 million in 2005, $8 million in 2004, $5 million in the period March 29 through December 31, 2003 and $4 million in the period January 1 through March 28, 2003.
Prior to 2003, non-employee directors annually received options to purchase shares of Household’s common stock at the stock’s fair market value on the day the option was granted. Director options had a term of ten years and one day, fully vested six months from the date granted, and once vested were exercisable at any time during the option term. In November 2002, non-employee directors chose not to receive their annual option to purchase 10,000 shares of Household’s common stock in light of the transaction with HSBC. Instead, each director received a cash payment of $120,000 which was the fair market value of the options he or she would have otherwise received. None of our non-employee directors currently receive equity as part of their retainer.
Information with respect to stock options granted under the former Household plan is as follows:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
	HSBC	Average	HSBC	Average	HSBC	Average
	Ordinary	Price per	Ordinary	Price per	Ordinary	Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	38,865,993	$15.71	45,194,343	$14.76	19,850,371	$36.80
Granted	-	-	-	-	-	-
Exercised	(2,609,665)	10.92	(5,780,935)	8.43	(439,087)	11.04
Transferred	(142,292)	12.15	(517,321)	14.58	-	-
Expired or canceled	(82,030)	7.97	(30,094)	10.66	(231,557)	53.28

Outstanding at March 28, 2003	-	-	-	-	19,179,727	37.20
Conversion to HSBC ordinary shares	-	-	-	-	51,305,796	13.90
Exercised	-	-	-	-	(4,749,726)	5.00
Expired or canceled	-	-	-	-	(1,361,727)	16.49

Outstanding at end of year	36,032,006	$16.09	38,865,993	$15.71	45,194,343	$14.76

Exercisable at end of year	34,479,337	$16.21	35,373,778	$16.21	39,743,144	$15.32

The transfers shown above primarily relate to employees who have transferred to HTSU during each year.
The following table summarizes information about stock options outstanding under the former Household plan, all of which are in HSBC ordinary shares, at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$4.01 – $5.00	8,576	2.64	$2.54	8,576	$2.54
$5.01 – $10.00	730,947	1.58	8.98	730,947	8.98
$10.01 – $12.50	7,039,515	6.20	10.77	5,486,846	10.77
$12.51 – $15.00	8,276,901	2.50	14.08	8,276,901	14.08
$15.01 – $17.50	6,140,562	3.64	16.95	6,140,562	16.95
$17.51 – $20.00	6,371,183	4.84	18.41	6,371,183	18.41
$20.01 – $25.00	7,464,322	5.87	21.37	7,464,322	21.37
Restricted Share Plans Subsequent to our acquisition by HSBC, key employees are also provided awards in the form of restricted shares (“RSRs”) under HSBC’s Restricted Share Plan prior to 2005 and under the Group Share Plan beginning in 2005. Annual awards to employees in 2005 are fully vested after three years.

Awards to employees in 2004 vest over five years contingent upon the achievement of certain company performance targets. Additionally, in 2004, we made a small number of RSR awards subject only to vesting conditions, which conditions can vary depending on the nature of the award, the longest of which vests over a five year period. Awards in 2003 generally vested over a three or five year period and did not require the achievement of company performance targets.
Information with respect to RSRs awarded under HSBC’s Restricted Share Plan/ Group Share Plan, all of which are in HSBC ordinary shares, is as follows:

			March 29
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2005	2004	2003

RSRs awarded	6,669,152	2,996,878	5,893,889
Weighted-average fair market value per share	$15.86	$15.09	$12.43
RSRs outstanding at December 31	11,787,706	7,030,688	5,893,889
Compensation cost: (in millions)
Pre-tax	$42	$17	$9
After-tax	27	11	6
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
Information with respect to RSRs awarded under the pre-merger Household plan, all of which are in HSBC ordinary shares, is as follows:

	2005	2004	2003

RSRs awarded	-	-	134,552
Weighted-average fair market value per share	$-	$-	$27.11
RSRs outstanding at December 31	1,309,073	2,238,628	2,512,242
Compensation cost: (in millions)
Pre-tax	$6	$8	$23
After-tax	4	5	15
The pre-tax compensation cost with respect to the RSR’s awarded under the pre-merger Household plan reflected above includes $5 million for the period March 29 to December 31, 2003.
Employee Stock Purchase Plans The HSBC Holdings Savings-Related Share Option Plan (the “HSBC Sharesave Plan”), which replaced the former Household employee stock purchase plan, allows eligible employees to enter into savings contracts to save up to approximately $400 per month, with the option to use the savings to acquire ordinary shares of HSBC at the end of the contract period. There are currently two types of plans offered which allow the participant to select saving contracts of either a 3 or 5 year length. The options are exercisable within six months following the third or fifth year, respectively, of the commencement of the related savings contract, at a 20 percent discount for options granted in 2005, 2004 and 2003. HSBC ordinary shares granted and the related fair value of the options for 2005, 2004 and 2003 are presented below:

	2005		2004		2003

	HSBC	Fair Value	HSBC	Fair Value	HSBC	Fair Value
	Ordinary	Per Share of	Ordinary	Per Share of	Ordinary	Per Share of
	Shares	Shares	Shares	Shares	Shares	Shares
	Granted	Granted	Granted	Granted	Granted	Granted

3 year vesting period	1,064,168	3.73	1,124,776	$3.44	2,810,598	$3.19
5 year vesting period	236,782	3.78	303,981	3.80	903,171	3.28
Compensation expense related to the grants under the HSBC Sharesave Plan totaled $6 million in 2005, $5 million in 2004 and $2 million for the period March 29 through December 31, 2003.
The fair value of each option granted under the HSBC Sharesave Plan was estimated as of the date of grant using a third party option pricing model in 2005 and 2004 and the Black-Scholes option pricing model in 2003. The fair value estimates used the following weighted-average assumptions:

	2005	2004	2003

Risk-free interest rate	4.3%	4.9%	4.1%
Expected life	3 or 5 years	3 or 5 years	3 or 5 years
Expected volatility	20.0%	25.0%	30.0%
Prior to the merger, we also maintained an Employee Stock Purchase Plan (the “ESPP”). The ESPP provided a means for employees to purchase shares of our common stock at 85 percent of the lesser of its market price at the beginning or end of a one-year subscription period. The ESPP was terminated on March 7, 2003 and 775,480 shares of our common stock were purchased on that date. Compensation expense related to the ESPP totaled $7 million in the period January 1 to March 28, 2003.

21.	Pension and Other Postretirement Benefits

Defined Benefit Pension Plans In November 2004, sponsorship of the domestic defined benefit pension plan of HSBC Finance Corporation and the domestic defined benefit pension plan of HSBC Bank USA were transferred to HNAH. Effective January 1, 2005, the two separate plans were combined into a single HNAH defined benefit pension plan which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the United States. As a result, the pension liability relating to our domestic defined benefit plan of $49 million, net of tax, was transferred to HNAH as a capital transaction in the first quarter of 2005.
The components of pension expense for the domestic defined benefit plan reflected in our consolidated statement of income are shown in the table below. The pension expense for the year ended December 31, 2005 reflects the portion of the pension expense of the combined HNAH pension plan which has been allocated to HSBC Finance Corporation.

			March 29	January 1
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	March 28,
	2005	2004	2003	2003

	(in millions)
Service cost – benefits earned during the period	$46	$52	$35	$10
Interest cost on projected benefit obligation	54	46	31	4
Expected return on assets	(78)	(82)	(44)	(15)
Amortization of prior service cost	-	-	-	-
Recognized losses	4	(5)	-	14

Pension expense	$26	$11	$22	$13

The information and activity presented below as of and for the year ended December 31, 2005 relates to the post-merger HNAH defined benefit pension plan, unless noted otherwise. The information and activity presented as of December 31, 2004 and for the year then ended and for the periods March 29 through December 31, 2005 and January 1 through March 28, 2003 reflect the pre-merger HSBC Finance Corporation domestic defined benefit pension plan balances and activity.
The assumptions used in determining pension expense of the domestic defined benefit plan are as follows:

	2005	2004	2003

	(Post-merger)	(Pre-merger)	(Pre-merger)
Discount rate(1)	6.00%	6.25%	6.50%
Salary increase assumption	3.75	3.75	4.0
Expected long-term rate of return on plan assets	8.33	8.75	8.0

(1)	The discount rate used for the period January 1 through March 28, 2003 was 6.75%.
HNAH retains both an unrelated third party as well as an affiliate to provide investment consulting services. Given the plan’s current allocation of equity and fixed income securities and using investment return assumptions which are based on long term historical data, the long term expected return for plan assets is reasonable. The funded status of the domestic defined benefit pension plan is shown below. The components shown below as of December 31, 2005 reflect the funded status of the post-merger HNAH pension plan and not the interests of HSBC Finance Corporation.

	At December 31,

	2005	2004

	(Post-merger)	(Pre-merger)
	(in millions)
Funded status	$(146)	$(19)
Unrecognized net actuarial loss (gain)	502	(57)
Unamortized prior service cost	3	-

Prepaid pension cost/(Accrued pension liability)	$359	$(76)

There were no intangible assets recognized on HSBC Finance Corporation’s balance sheet at December 31, 2004.
A reconciliation of beginning and ending balances of the fair value of plan assets associated with the domestic defined benefit pension plan is shown below. The activity shown for the year ended December 31, 2005 reflects the activity of the merged HNAH plan.

	Year Ended
	December 31,

	2005	2004

	(Post-merger)	(Pre-merger)
	(in millions)
Fair value of plan assets at beginning of year	$1,000	$969
Transfer in of assets from the former HSBC Bank USA pension plan	1,304	-
Actual return on plan assets	168	92
Employer contributions	-	–
Benefits paid	(89)	(61)

Fair value of plan assets at end of year	$2,383	$1,000

It is currently not anticipated that employer contributions to the domestic defined benefit plan will be made in 2006.

The allocation of the domestic pension plan assets at December 31, 2005 and 2004 is as follows:

	Percentage of
	Plan Assets at
	December 31,

	2005	2004

	(Post-merger)	(Pre-merger)
Equity securities	69%	77%
Debt securities	31	21
Other	-	2

Total	100%	100%

There were no investments in HSBC ordinary shares or American depository shares at December 31, 2005 or 2004.
The primary objective of the defined benefit pension plan is to provide eligible employees with regular pension benefits. Since the domestic plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”), ERISA regulations serve as guidance for the management of plan assets. Consistent with prudent standards of preservation of capital and maintenance of liquidity, the goals of the plans are to earn the highest possible rate of return consistent with the tolerance for risk as determined by the investment committee in its role as a fiduciary. In carrying out these objectives, short-term fluctuations in the value of plan assets are considered secondary to long-term investment results. Both a third party and an affiliate are used to provide investment consulting services such as recommendations on the type of funds to be invested in and monitoring the performance of fund managers. In order to achieve the return objectives of the plans, the plans are diversified to ensure that adverse results from one security or security class will not have an unduly detrimental effect on the entire investment portfolio. Assets are diversified by type, characteristic and number of investments as well as by investment style of management organization. Equity securities are invested in large, mid and small capitalization domestic stocks as well as international stocks.
A reconciliation of beginning and ending balances of the projected benefit obligation of the domestic defined benefit pension plan is shown below. The projected benefit obligation shown for the year ended December 31, 2005 reflects the projected benefit obligation of the merged HNAH plan.

	Year Ended December 31,

	2005	2004

	(Post-merger)	(Pre-merger)
	(in millions)
Projected benefit obligation at beginning of year	$1,019	$898
Transfer in from the HSBC Bank USA defined benefit plan	1,174	-
Service cost	94	52
Interest cost	130	46
Actuarial gains	202	84
Benefits paid	(89)	(61)

Projected benefit obligation at end of year	$2,530	$1,019

Our share of the projected benefit obligation at December 31, 2005 is approximately $1.1 billion. The accumulated benefit obligation for the post-merger domestic HNAH defined benefit pension plan was $2.2 billion at December 31, 2005. Our share of the accumulated benefit obligation at December 31, 2005 was approximately $1.0 billion. The accumulated benefit obligation for the pre-merger domestic defined benefit pension plan was $1.0 billion at December 31, 2004.

Estimated future benefit payments for the HNAH domestic defined benefit plan and HSBC Finance Corporation’s share of those payments are as follows:

		HSBC Finance
		Corporation’s
	HNAH	Share

	(in millions)
2006	$102	$51
2007	112	57
2008	121	60
2009	129	63
2010	136	65
2011-2015	848	389
The assumptions used in determining the projected benefit obligation of the domestic defined benefit plans at December 31 are as follows:

	2005	2004	2003

	(Post-merger)	(Pre-merger)	(Pre-merger)
Discount rate	5.70%	6.00%	6.25%
Salary increase assumption	3.75	3.75	3.75
Foreign Defined Benefit Pension Plans We sponsor various additional defined benefit pension plans for our foreign based employees. Pension expense for our foreign defined benefit pension plans was $2 million in 2005, $2 million in 2004, $2 million in the period March 29 through December 31, 2003 and $1 million in the period January 1 through March 31, 2003. For our foreign plan, the fair value of plan assets was $135 million at December 31, 2005 and $122 million at December 31, 2004. The projected benefit obligation for our foreign defined benefit pension plans was $164 million at December 31, 2005 and $143 million at December 31, 2004.
Supplemental Retirement Plan A non-qualified supplemental retirement plan is also provided. This plan, which is currently unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan. Benefits are based on average earnings, years of service and age at retirement. The projected benefit obligation was $73 million at December 31, 2005 and $82 million at December 31, 2004. Pension expense related to the supplemental retirement plan was $11 million in 2005, $19 million in 2004, $9 million in the period March 29 through December 31, 2003 and $3 million in the period January 1 through March 28, 2003. An additional minimum liability of $6 million related to this plan was recognized in 2004 and reversed in 2005.
Defined Contribution Plans Various 401(k) savings plans and profit sharing plans exist for employees meeting certain eligibility requirements. Under these plans, each participant’s contribution is matched by the company up to a maximum of 6 percent of the participant’s compensation. Prior to the merger with HSBC, company contributions were in the form of Household common stock. Subsequent to the merger, company contributions are in the form of cash. Total expense for these plans for HSBC Finance Corporation was $91 million in 2005, $82 million in 2004, $50 million in the period March 29 through December 31, 2003 and $21 million in the period January 1 through March 28, 2003.
Effective January 1, 2005, HSBC Finance Corporation’s 401(k) savings plans merged with the HSBC Bank USA’s 401(k) savings plan under HNAH.
Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.

The net postretirement benefit cost included the following:

			March 29	January 1
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	March 28,
	2005	2004	2003	2003

	(in millions)
Service cost – benefits earned during the period	$5	$4	$3	$1
Interest cost	15	13	10	1
Expected return on assets	-	-	-	2
Amortization of prior service cost	-	-	-	-
Recognized (gains) losses	-	-	-	-

Net periodic postretirement benefit cost	$20	$17	$13	$4

The assumptions used in determining the net periodic postretirement benefit cost for our domestic postretirement benefit plans are as follows:

	2005	2004	2003

Discount rate	6.00%	6.25%	6.50%
Salary increase assumption	3.75	3.75	4.0

(1)	The discount rate used for the period January 1 through March 28, 2003 was 6.75%.
A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	Year Ended
	December 31,

	2005	2004

	(in millions)
Accumulated benefit obligation at beginning of year	$254	$252
Service cost	5	4
Interest cost	15	13
Foreign currency exchange rate changes	1	1
Actuarial gains	(15)	(2)
Benefits paid	(18)	(14)

Accumulated benefit obligation at end of year	$242	$254

Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $17 million relating to our postretirement benefit plans in 2006. The components of the accrued postretirement benefit obligation are as follows:

	At December 31,

	2005	2004

	(in millions)
Funded status	$(242)	$(254)
Unamortized prior service cost	7	3
Unrecognized net actuarial gain	(33)	(9)

Accrued postretirement benefit obligation	$(268)	$(260)

Estimated future benefit payments for our domestic plans are as follows:

(in millions)

2006	$17
2007	17
2008	18
2009	19
2010	19
2011-2015	97
The assumptions used in determining the benefit obligation of our domestic postretirement benefit plans at December 31 are as follows:

	2005	2004	2003

Discount rate	5.70%	6.00%	6.25%
Salary increase assumption	3.75	3.75	3.75
A 10.5 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 2006. This rate of increase is assumed to decline gradually to 5.0 percent in 2014.
Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent	One Percent
	Increase	Decrease

	(in millions)
Effect on total of service and interest cost components	$.7	$(.6)
Effect on postretirement benefit obligation	9	(8)
22.     Business Segments

We have three reportable segments: Consumer, Credit Card Services, and International. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes, and locations. Our Consumer segment consists of our consumer lending, mortgage services, retail services, and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in Canada, the United Kingdom and the rest of Europe. The Consumer segment provides real estate secured, automobile secured, personal non-credit card and private label loans, including retail sales contracts. Loans are offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans are originated through branch locations, correspondents, mortgage brokers, direct mail, telemarketing, independent merchants or automobile dealers. The Credit Card Services segment offers MasterCard and Visa credit card loans throughout the United States primarily via strategic affinity and co-branding relationships, direct mail, and our branch network to non-prime customers. The International segment offers secured and unsecured lines of credit and secured and unsecured closed-end loans primarily in the United Kingdom, Canada, the Republic of Ireland, Slovakia, the Czech Republic and Hungary. In addition, the United Kingdom operation offers credit insurance in connection with all loan products. We also cross sell our credit cards to existing real estate secured, private label and tax services customers. All segments offer products and service customers through the Internet. The All Other caption includes our insurance and taxpayer financial services and commercial businesses, as well as our corporate and treasury activities, each of which falls below the quantitative threshold tests under SFAS No. 131 for determining reportable segments. There have been no changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the prior year presentation.

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
Income statement information included in the table for 2003 combines January 1 through March 28, 2003 (the “predecessor period”) and March 29 to December 31, 2003 (the “successor” period) in order to present “combined” financial results for 2003. As a result, managed and owned basis consolidated totals for 2003 include combined information from both the “successor” and “predecessor” periods which impacts comparability to the current period.
Fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. Reconciliation of our managed basis segment results to managed basis and owned basis consolidated totals are as follows:

							Managed
		Credit			Adjustments/		Basis			Owned Basis
		Card	Inter-	All	Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	national	Other	Items		Totals	Adjustments		Totals

	(in millions)
Year Ended December 31, 2005
Net interest income	$6,887	$2,150	$907	$(668)	$-		$9,276	$(892	)(6)	$8,384
Securitization related revenue	(622)	(192)	20	(43)	-		(837)	1,048	(6)	211
Fee and other income	1,194	2,016	563	1,250	(140	)(2)	4,883	(263	)(6)	4,620
Intersegment revenues	108	21	17	(6)	(140	)(2)	-	-		-
Provision for credit losses	2,461	1,564	642	(27)	10	(3)	4,650	(107	)(6)	4,543
Depreciation and amortization	14	23	28	392	-		457	-		457
Total costs and expenses	2,638	1,370	847	1,154	-		6,009	-		6,009
Income tax expense (benefit)	853	376	5	(289)	(54	)(4)	891	-		891
Net income	1,498	661	(5)	(287)	(95)		1,772	-		1,772
Receivables	108,345	26,181	9,260	201	-		143,987	(4,074	)(8)	139,913
Assets	109,214	27,109	10,109	22,845	(8,534	)(5)	160,743	(4,074	)(8)	156,669
Expenditures for long-lived assets (7)	24	4	21	28	-		77	-		77

							Managed
		Credit			Adjustments/		Basis			Owned Basis
		Card	Inter-	All	Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	national	Other	Items		Totals	Adjustments		Totals

	(in millions)
Year Ended December 31, 2004
Net interest income	$7,699	$2,070	$797	$(309)	$-		$10,257	$(2,455	)(6)	$7,802
Securitization related revenue	(1,433)	(338)	(88)	(145)	-		(2,004)	3,012	(6)	1,008
Fee and other income, excluding gain on sale of domestic private label credit card receivables	638	1,731	503	1,412	(137	)(2)	4,147	(745	)(6)	3,402
Gain on bulk sale of domestic private label credit card receivables	683	-	-	(20)	-		663	-		663
Intersegment revenues	101	25	15	(4)	(137	)(2)	-	-		-
Provision for credit losses	2,575	1,625	336	(16)	2	(3)	4,522	(188	)(6)	4,334
Depreciation and amortization	13	53	34	383	-		483	-		483
Total costs and expenses	2,528	1,238	726	1,109	-		5,601	-		5,601
Income tax expense (benefit)	915	216	53	(133)	(51	)(4)	1,000	-		1,000
Net income	1,563	380	95	(10)	(88)		1,940	-		1,940
Operating net income(1)	1,247	381	95	3	(88)		1,638	-		1,638
Receivables	87,839	19,670	13,263	308	-		121,080	(14,225	)(8)	106,855
Assets	89,809	20,049	14,236	28,921	(8,600	)(5)	144,415	(14,225	)(8)	130,190
Expenditures for long-lived assets (7)	18	4	20	54	-		96	-		96

Year Ended December 31, 2003
Net interest income	$7,333	$1,954	$753	$148	$-		$10,188	$(2,874	)(6)	$7,314
Securitization related revenue	337	(6)	17	(201)	-		147	1,314	(6)	1,461
Fee and other income	664	1,537	380	1,139	(147	)(2)	3,573	(715	)(6)	2,858
Intersegment revenues	107	30	12	(2)	(147	)(2)	-	-		-
Provision for credit losses	4,275	1,598	359	3	7	(3)	6,242	(2,275	)(6)	3,967
Depreciation and amortization	14	52	30	295	-		391	-		391
HSBC acquisition related costs incurred by HSBC Finance Corporation	-	-	-	198	-		198	-		198
Total costs and expenses	2,358	1,099	530	1,204	-		5,191	-		5,191
Income tax expense (benefit)	631	287	90	(80)	(56	)(4)	872	-		872
Net income	1,061	500	170	(30)	(98)		1,603	-		1,603
Operating net income(1)	1,061	500	170	137	(98)		1,770	-		1,770
Receivables	87,104	19,552	11,003	920	-		118,579	(26,201	)(8)	92,378
Assets	89,791	22,505	11,923	29,754	(8,720	)(5)	145,253	(26,201	)(8)	119,052
Expenditures for long-lived assets (7)	30	3	18	83	-		134	-		134

(1)	This non-GAAP financial measure is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. Operating net income in 2004 excludes the gain on the bulk sale of domestic private label credit card receivables of $423 million (after-tax) and the impact of the adoption of FFIEC charge-off policies for the domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa credit card portfolios of $121 million (after-tax). In 2003, operating net income excludes $167 million (after-tax) of HSBC acquisition related costs and other merger related items incurred by HSBC Finance Corporation. In 2002, operating net income excludes the $333 million (after-tax) for the settlement charge and related expenses and the loss of $240 million (after-tax) from the disposition of Thrift assets and deposits. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures.

(2)	Eliminates intersegment revenues.

(3)	Eliminates bad debt recovery sales between operating segments.

(4)	Tax benefit associated with items comprising adjustments/reconciling items.

(5)	Eliminates investments in subsidiaries and intercompany borrowings.

(6)	Reclassifies net interest income, fee income and provision for credit losses relating to securitized receivables to other revenues.

(7)	Includes goodwill associated with purchase business combinations other than the HSBC merger as well as capital expenditures.

(8)	Represents receivables serviced with limited recourse.

23.     Commitments and Contingent Liabilities

Lease Obligations: We lease certain offices, buildings and equipment for periods which generally do not exceed 25 years. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $132 million in 2005, $117 million in 2004, $112 million in the period March 29 through December 31, 2003 and $36 million in the period January 1 through March 28, 2003.
We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.
Future net minimum lease commitments under noncancelable operating lease arrangements were:

	Minimum	Minimum
	Rental	Sublease
Year Ending December 31,	Payments	Income	Net

	(in millions)
2006	$197	$76	$121
2007	136	28	108
2008	118	28	90
2009	96	27	69
2010	61	16	45
Thereafter	123	1	122

Net minimum lease commitments	$731	$176	$555

In January 2006 we entered into a lease for a building in the Village of Mettawa, Illinois. The new facility will consolidate our Prospect Heights, Mount Prospect and Deerfield offices. Construction of the building will begin in the spring of 2006 with the move planned for first and second quarter 2008. An estimate of the future net minimum lease commitment associated with this lease will not be finalized until later in 2006.
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
Other Commitments: At December 31, 2005, our mortgage services business had commitments with numerous correspondents to purchase up to $1.6 billion of real estate secured receivables at fair market value, subject to availability based on underwriting guidelines specified by our mortgage services business. These commitments have terms of up to one year and can be renewed upon mutual agreement.
24.     Fair Value of Financial Instruments

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
As required under generally accepted accounting principles, a number of other assets recorded on the balance sheets (such as acquired credit card relationships, the value of consumer lending relationships for originated receivables and the franchise values of our business units) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. However, on March 29, 2003, as a result of our acquisition by HSBC, these other assets were adjusted to their fair market value based, in part, on third party valuation data, under the “push-down” method of accounting. (See Note 3, “Acquisitions.”) We believe there continues to be substantial value associated with these assets based on current market conditions and historical experience. Accordingly, the estimated fair value of financial instruments, as disclosed, does not fully represent our entire value, nor the changes in our entire value.
The following is a summary of the carrying value and estimated fair value of our financial instruments:

	At December 31,

	2005			2004

	Carrying	Estimated		Carrying	Estimated
	Value	Fair Value	Difference	Value	Fair Value	Difference

	(in millions)
Assets:
Cash	$903	$903	$-	$392	$392	$-
Interest bearing deposits with banks	384	384	-	603	603	-
Securities purchased under agreements to resell	78	78	-	2,651	2,651	-
Securities	4,051	4,051	-	3,645	3,645	-
Receivables	136,989	137,591	602	104,815	105,314	499
Due from affiliates	518	518	-	604	604	-
Derivative financial assets	234	234	-	4,049	4,049	-

Total assets	143,157	143,759	602	116,759	117,258	499

Liabilities:
Deposits	(37)	(37)	-	(47)	(47)	-
Commercial paper, bank and other borrowings	(11,417)	(11,417)	-	(9,013)	(9,013)	-
Due to affiliates	(15,534)	(15,568)	(34)	(13,789)	(13,819)	(30)
Long term debt	(105,163)	(106,314)	(1,151)	(85,378)	(86,752)	(1,374)
Insurance policy and claim reserves	(1,291)	(1,336)	(45)	(1,303)	(1,370)	(67)
Derivative financial liabilities	(292)	(292)	-	(70)	(70)	-

Total liabilities	(133,734)	(134,964)	(1,230)	(109,600)	(111,071)	(1,471)

Total	$9,423	$8,795	$(628)	$7,159	$6,187	$(972)

Cash: Carrying value approximates fair value due to cash’s liquid nature.
Interest bearing deposits with banks: Carrying value approximates fair value due to the asset’s liquid nature.
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
Receivables: The fair value of adjustable rate receivables generally approximates carrying value because interest rates on these receivables adjust with changing market interest rates. The fair value of fixed rate consumer receivables was estimated by discounting future expected cash flows at interest rates which approximate the current interest rates that would achieve a similar return on assets with comparable risk characteristics. Receivables also includes our interest-only strip receivables. The interest-only strip receivables are carried at fair value on our balance sheets. Fair value is based on an estimate of the present value of future cash flows associated with securitizations of certain real estate secured, auto finance, MasterCard and Visa, private label and personal non-credit card receivables.
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
Due to affiliates: The estimated fair value of our debt instruments due to affiliates was determined by discounting future expected cash flows at interest rates offered for similar types of debt instruments. Carrying value is typically used to estimate the fair value of floating rate debt.
Long term debt: The estimated fair value of our fixed rate debt instruments was determined using either quoted market prices or by discounting future expected cash flows at current interest rates offered for similar types of debt instruments. Carrying value is typically used to estimate the fair value of floating rate debt.
Insurance policy and claim reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates at December 31, 2005 and 2004. The fair value of other insurance reserves is not required to be determined in accordance with SFAS No. 107.
Derivative financial assets and liabilities: All derivative financial assets and liabilities, which exclude amounts receivable from or payable to swap counterparties, are carried at fair value on the balance sheet. Where practical, quoted market prices were used to determine fair value of these instruments. For non-exchange traded contracts, fair value was determined using discounted cash flow modeling techniques in lieu of market value quotes. We enter into foreign exchange contracts to hedge our exposure to currency risk on foreign denominated debt. We also enter into interest rate contracts to hedge our exposure to interest rate risk on assets and liabilities, including debt. As a result, decreases/increases in the fair value of derivative financial instruments which have been designated as effective hedges are offset by a corresponding increase/decrease in the fair value of the individual asset or liability being hedged. See Note 15, “Derivative Financial Instruments,” for additional discussion of the nature of these items.
25.     Attorney General Settlement

In October 2002, we reached agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of Federal and/or state consumer protection, consumer financing and banking laws and regulations with respect to secured real estate lending from Household Finance Corporation and Beneficial Corporation and their subsidiaries conducting retail branch consumer lending operations. This agreement, and related subsequent consent decrees and similar documentation entered into with each of the 50 states and the District of Columbia, are referred to collectively as the “Multi-State Settlement Agreement”, which became effective on December 16, 2002. Pursuant to the Multi-State Settlement Agreement, we funded a $484 million settlement fund that was divided among the states (and the District of Columbia), with each state receiving a proportionate share of the funds based upon the volume of the retail branch originated real estate secured loans we made in that state during the period of January 1, 1999 to September 30, 2002. No fines, penalties or punitive damages were assessed by the states pursuant to the Multi-State Settlement Agreement.
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
26.     Concentration of Credit Risk

A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or having similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.
We generally serve non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. As a result, the majority of our secured receivables have a high loan-to-value ratio. Due to customer demand we offer interest-only loans and expect to continue to do so. These interest-only loans allow customers to pay only the accruing interest for a period of time which results in lower payments during the initial loan period. Depending on a customer’s financial situation, the subsequent increase in the required payment to begin making payment towards the loan principal could affect our customer’s ability to repay the loan at some future date when the interest rate resets and/or principal payments are required. As with all our other non-conforming and nonprime loan products, we underwrite and price interest only loans in a manner that is appropriate to compensate for their higher risk. At December 31, 2005, the outstanding balance of our interest-only loans was $4.7 billion, or 3.3% of managed receivables.
Because we primarily lend to consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total owned or managed receivables at December 31, 2005 and 2004. We lend nationwide and our receivables on both an owned and managed basis are distributed as follows at December 31, 2005:

Percent of Total
Domestic
State/Region	Receivables

California	12%
Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	23
Southeast (AL, FL, GA, KY, MS, NC, SC, TN)	21
Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)	15
Southwest (AZ, AR, LA, NM, OK, TX)	10
Northeast (CT, ME, MA, NH, NY, RI, VT)	10
West (AK, CO, HI, ID, MT, NV, OR, UT, WA, WY)	9

27.     Geographic Data

The tables below summarize our owned basis assets, revenues and income before income taxes by material country. Purchase accounting adjustments are reported within the appropriate country.

	At December 31,

	Identifiable Assets			Long-Lived Assets(1)

	2005	2004	2003	2005	2004	2003

	(in millions)
United States	$145,955	$115,938	$107,342	$9,382	$8,974	$9,132
United Kingdom	7,006	11,468	9,401	403	942	809
Canada	3,479	2,581	2,183	153	129	137
Europe	229	203	126	3	3	2

Total	$156,669	$130,190	$119,052	$9,941	$10,048	$10,080

(1)	Includes properties and equipment, goodwill and acquired intangibles.

	Year Ended December 31,

	Revenues			Income Before Income Taxes

	2005	2004	2003	2005	2004	2003

	(in millions)
United States	$16,003	$14,346	$13,146	$2,609	$2,858	$2,235
United Kingdom	1,563	1,316	1,091	(37)	6	147
Canada	450	340	284	96	82	68
Europe	31	16	40	(5)	(6)	25

Total	$18,047	$16,018	$14,561	$2,663	$2,940	$2,475

HSBC Finance Corporation

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three	Three	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2005	2005	2005	2005	2004	2004	2004	2004

	(in millions)
Finance and other interest income	$3,725	$3,402	$3,139	$2,950	$3,001	$2,779	$2,637	$2,528
Interest expense	1,427	1,239	1,104	1,062	918	810	707	708

Net interest income	2,298	2,163	2,035	1,888	2,083	1,969	1,930	1,820
Provision for credit losses on owned receivables	1,310	1,361	1,031	841	1,286	1,123	997	928

Net interest income after provision for credit losses	988	802	1,004	1,047	797	846	933	892

Securitization related revenue	31	41	54	85	127	267	266	348
Insurance revenue	239	229	229	221	221	203	204	211
Investment income	35	33	33	33	30	36	30	41
Fee income	469	439	354	306	282	302	242	265
Derivative income (expense)	(34)	(53)	76	260	263	72	124	52
Taxpayer financial services income	17	(1)	18	243	8	(3)	6	206
Other income	386	414	360	314	164	163	180	100
Gain on bulk sale of private label receivables	-	-	-	-	663	-	-	-

Total other revenues	1,143	1,102	1,124	1,462	1,758	1,040	1,052	1,223

Salaries and fringe benefits	536	513	526	497	472	472	457	485
Sales incentives	108	117	90	82	104	91	90	78
Occupancy and equipment expense	82	83	82	87	86	77	77	83
Other marketing expenses	170	196	185	180	199	174	131	132
Other servicing and administrative expenses	235	149	143	258	209	235	198	226
Support services from HSBC affiliates	237	226	217	209	194	183	196	177
Amortization of acquired intangibles	65	90	83	107	85	83	79	116
Policyholders’ benefits	109	109	116	122	113	93	93	113

Total costs and expenses	1,542	1,483	1,442	1,542	1,462	1,408	1,321	1,410

Income before income taxes	589	421	686	967	1,093	478	664	705
Income taxes	196	140	214	341	381	153	231	235

Net income	$393	$281	$472	$626	$712	$325	$433	$470

Operating net income(1)	$393	$281	$472	$626	$410	$325	$433	$470

(1)	Operating net income is a non-GAAP financial measure and is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. For 2004, operating net income excludes the $121 million decrease in net income relating to the adoption of Federal Financial Institutions Examination Council charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and MasterCard/ Visa receivables and the $423 million (after-tax) gain on the bulk sale of domestic private label receivables to an affiliate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements on accounting and financial disclosure matters between HSBC Finance Corporation and its independent accountants during 2005.
Item 9A. Controls and Procedures.

We maintain a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed by HSBC Finance Corporation in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported on a timely basis. Our Board of Directors, operating through its audit committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process.
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
HSBC Finance Corporation continues the process to complete a thorough review of its internal controls as part of its preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 will be contained in our Form 10-K for the period ended December 31, 2007.
Item 9B. Other Information.

None.
PART III
Item 10. Directors and Executive Officers of the Registrant.

Directors
Set forth below is certain biographical information relating to the members of HSBC Finance Corporation’s Board of Directors. Each director is elected annually. There are no family relationships among the directors.
William R. P. Dalton, age 62, joined HSBC Finance Corporation’s Board in April 2003. Mr. Dalton retired in May 2004 as an Executive Director of HSBC Holdings plc, a position he held from April 1998. He also served HSBC as Global Head of Personal Financial Services from August 2000 to May 2004. From April 1998 to January 2004 he was Chief Executive of HSBC Bank plc. Mr. Dalton held positions with various HSBC entities for 24 years.
Mr. Dalton is a member of the Compensation Committee.
Gary G. Dillon, age 71, joined HSBC Finance Corporation’s Board in 1984. Mr. Dillon retired as Chairman of the Board of Schwitzer Group (a manufacturer of engine components) on March 1, 1999. He had served as Chairman of Schwitzer from 1991 and Chief Executive Officer of Schwitzer from 1989. From 1989 to 1997 he also served as President of Schwitzer. Prior to 1989 he was President and Chief Executive Officer of Household Manufacturing, Inc., the former diversified manufacturing subsidiary of HSBC Finance Corporation.

Mr. Dillon is a member of the Compensation, Executive, Offering and Audit Committees.
J. Dudley Fishburn, age 59, joined HSBC Finance Corporation’s Board in 1995. Mr. Fishburn became Chairman of the Board of HFC Bank Ltd. (HSBC Finance Corporation’s primary subsidiary in the United Kingdom) in 1998. He previously served as the Conservative Member of Parliament for Kensington in London from 1988 to 1997. Prior to entering Parliament, Mr. Fishburn was Executive Editor for The Economist Newspaper Ltd. from 1979 until 1988. He is also a Director of Altria Inc., First NIS Fund (Luxembourg), Henderson Smaller Companies Investment Trust plc, The Beazley Group plc, and a Trustee of The Peabody Trust.
Mr. Fishburn is a member of the Nominating & Governance Committee.
Cyrus F. Freidheim, Jr., age 70, joined HSBC Finance Corporation’s Board in 1992. Mr. Freidheim served as Chairman of the Board and Chief Executive Officer of Chiquita Brands International, Inc. from March 2002 until January 2004 and Chairman until May 2004. In March 2002, he retired as Vice Chairman of Booz, Allen & Hamilton, Inc. (a management consulting firm), with which he had been affiliated since 1966. He is also a Director of Allegheny Energy, Inc., Hollinger International, Inc. and SITEL Corp., Inc. and a Trustee of Thunderbird Galvin School of Institutional Management and a Trustee of the Brookings Institution. He was a director until March 2002 of Arasys, Inc. and Pharmaceutical Industries LLC and until May 2000 of Security Capital Group, Inc.
Mr. Freidheim is the Lead Director and a such is the Chair of the Executive Committee and an ex-officio member of the Audit, Compensation and Nominating and Governance Committees.
Robert K. Herdman, age 57, joined HSBC Finance Corporation’s Board in 2004. He also serves as a member of the Board of Directors of HSBC North America Holdings, Inc. Mr. Herdman is a Managing Director of Kalorama Partners LLC, a Washington, D.C. consulting firm. Mr. Herdman was the Chief Accountant of the U.S. Securities and Exchange Commission from October 2001 to November 2002. The Chief Accountant serves as the principal advisor to the Commission on accounting and auditing matters, and is responsible for formulating and administering the accounting program and policies of the Commission. Prior to joining the SEC, Mr. Herdman was Ernst & Young’s Vice Chairman of Professional Practice for its Assurance and Advisory Business Services (AABS) practice in the Americas and the Global Director of AABS Professional Practice for Ernst & Young International. Mr. Herdman was the senior E&Y partner responsible for the firms’ relationships with the SEC, Financial Accounting Standards Board (FASB) and American Institute of Certified Public Accountants (AICPA). He was on the AICPA’s SEC Practice Section Executive Committee (1995-2001) and a member of the AICPA’s Board of Directors (2000-2001). Mr. Herdman is a member of the Board of Directors of Westwood One, Inc. (chair of the Audit Committee and member of the Nominating and Governance Committee), and a member of the Board of Advisors of EPG, Inc., a family-owned business in Aurora, Ohio and of Stadia Capital LLC, a New York hedge fund.
Mr. Herdman is Chair of the Audit Committee.
Alan W. Jebson, age 56, joined HSBC Finance Corporation’s Board in 2003. He is an Executive Director and the current Chief Operating Officer of HSBC with responsibility for HSBC’s worldwide operational functions and for managing certain head office departments. Mr. Jebson has announced his intention to retire from HSBC effective May 2006. Mr. Jebson joined The Hongkong and Shanghai Banking Corporation Limited in 1978 as Manager Computer Audit before serving with The Saudi British Bank in technical services and planning roles. He has worked in various IT capacities in Hong Kong and London for HSBC from 1978 until becoming its Chief Operating Officer in June 2003. He served as Group General Manager, Information Technology in April 1996 and was appointed Group IT Director and an Executive Director of HSBC Holdings in 2000.
Mr. Jebson is an ex-officio member of the Audit Committee.
George A. Lorch, age 64, joined HSBC Finance Corporation’s Board in 1994. In August 2000, Mr. Lorch became a Chairman Emeritus of Armstrong Holdings, Inc. From May until August 2000, Mr. Lorch served as Chairman and President and Chief Executive Officer of Armstrong Holdings, Inc. (the parent of Armstrong

World Industries, Inc.). Mr. Lorch served as Chairman of the Board of Armstrong World Industries, Inc. (a manufacturer of interior finishes) from 1994 and President and Chief Executive Officer from 1993 until May 2000. Mr. Lorch is a Director of The Williams Companies, Inc., Autoliv, Inc. and Pfizer Inc.
Mr. Lorch is Chair of the Compensation Committee and a member of the Nominating & Governance Committee.
Siddharth N. Mehta, age 47, is the Chairman and Chief Executive Officer of HSBC Finance Corporation since May 2005 and Chief Executive Officer of HSBC North America Holdings Inc. since March 2005. He is also Group Managing Director of HSBC Holdings plc, with responsibility for the strategic management of consumer finance and credit cards throughout the HSBC Group. Mr. Mehta joined HSBC Finance Corporation in 1998 as Group Executive – Credit Card Services. Prior to joining HSBC Finance Corporation, Mr. Mehta was Senior Vice President at The Boston Consulting Group in Los Angeles and co-leader of Boston Consulting Group Financial Services Practice in the United States. Mr. Mehta serves on the board of directors for MasterCard International, U.S. region, and the board of international advisors for the Monterey, California, Institute of International Studies. He is a member of the Financial Services Roundtable and serves on the board of advisors for the Myelin Repair Foundation, a not-for-profit organization working to fund research for multiple sclerosis.
Mr. Mehta is a member of the Executive Committee.
Larree M. Renda, age 47, joined HSBC Finance Corporation’s Board in 2001. Ms. Renda has been employed by Safeway Inc. since 1974. She became Executive Vice President, Chief Strategist and Administrative Officer in November, 2005. Prior to her current position she served as Executive Vice President for Retail Operations, Human Resources, Public Affairs, Labor and Government Relations since 1999. Prior to this position, she was a Senior Vice President from 1994 to 1999, and a Vice President from 1991 to 1994. She is also a director and Chairwoman of the Board of The Safeway Foundation and serves on the board of directors for Casa Ley, S.A. de C.V. in which Safeway Inc. holds a 49% interest. Ms. Renda is a member of the Retailing Initiative Advisory Board of the Wharton School of Business and serves as a trustee on the National Joint Labor Management Committee. Additionally she serves on the board of directors of both the California and U.S. Chamber of Commerce.
Ms. Renda is Chair of the Nominating & Governance Committee and a member of the Audit Committee.

Executive Officers
Information regarding the executive officers of HSBC Finance Corporation as of March 6, 2006 is presented in the following table.

		Year
Name	Age	Appointed	Present Position

Siddharth N. Mehta	47	2005	Chairman and Chief Executive Officer
Sandra L. Derickson	52	2000	Vice Chairman
David D. Gibbons	50	2004	Senior Executive Vice President – Chief Risk Officer
Simon Penney	57	2003	Senior Executive Vice President
Kenneth H. Robin	59	1989	Senior Executive Vice President – General Counsel & Corporate Secretary
Andrew C. Armishaw	43	2004	Group Executive – Chief Information Officer
James B. Kauffman	58	2002	Executive Vice President – Policy & Compliance
Steven B. Gonabe	54	2005	Executive Vice President – Administration
Lisa M. Sodeika	42	2004	Executive Vice President – Corporate Affairs
Beverley A. Sibblies	44	2004	Senior Vice President – Chief Financial Officer
J. Denis O’Toole	61	2003	Senior Vice President – Government Relations
Faye M. Polayes	54	2004	Senior Vice President – Taxes
Edgar D. Ancona	53	2002	Senior Vice President – Treasurer
Bruce A. Fletcher	45	2005	Senior Vice President – Chief Credit Officer
Patrick A. Cozza	50	2004	Group Executive
Thomas M. Detelich	49	2002	Group Executive
Walter G. Menezes	60	2004	Group Executive
John J. Haines	42	2004	Managing Director – Auto Finance
Joseph W. Hoff	55	2005	Managing Director – Retail Services
Gary R. Esposito	45	2005	Managing Director – Mortgage Services
James E. Binyon	42	2006	Vice President and Chief Accounting Officer

Sandra L. Derickson, Vice Chairman of HSBC Finance Corporation since May 2004 and Group Executive of HSBC North America Holdings Inc. since August 2004. From May 2001 to August 2002 she served as Managing Director–Retail Services of Household International, Inc., and from August 2002 to May 2004 she served as Group Executive with responsibilities for insurance, taxpayer financial services and auto finance businesses and the HFC Bank – UK operations, as well as the private label credit card operations. Prior to joining HSBC Finance Corporation Ms. Derickson was an officer at General Electric Company from 1991 until 1999. Ms. Derickson is also a member of the Board of Directors of Hexcel Corporation.
David D. Gibbons, Senior Executive Vice President, Chief Risk Officer of HSBC Finance Corporation and of HSBC North America Holdings Inc. since March 2004. Prior to that Mr. Gibbons was Deputy Comptroller for Special Supervision from October 2002 to March 2004, Mr. Gibbons was with the OCC from September 1977 to March 2004 and Deputy Comptroller of the Currency for Credit Risk from 1997 to 2002.
Simon Penney, Senior Executive Vice President of HSBC Finance Corporation since May 2003 and Senior Executive Vice President and Chief Financial Officer of HSBC North America Holdings Inc. since January 2004. From May 2003 until October 2005 Mr. Penney served as Chief Financial Officer of HSBC Finance Corporation. From 1995 to April 2003 he was Chief Financial Officer and a member of the executive committee of the Hongkong and Shanghai Banking Corporation Limited. In 1999 he was also appointed a non-executive director and a member of the audit committee of Hang Seng Bank Ltd., a 62.14% owned subsidiary of HSBC. Mr. Penney has spent a total of 23 years working for various subsidiaries of the HSBC Group.

Kenneth H. Robin, Senior Executive Vice President, General Counsel and Corporate Secretary of HSBC Finance Corporation since May 2003 and Senior Executive Vice President, General Counsel and Corporate Secretary of HSBC North America Holdings Inc. since January 2004. Prior to that Mr. Robin was Senior Vice President, General Counsel and Corporate Secretary of Household International, Inc., the predecessor of HSBC Finance Corporation, since 1993.
Andrew C. Armishaw, Group Executive and Chief Information Officer of HSBC Finance Corporation and Senior Executive Vice President and Chief Information Officer of HSBC North America Holdings Inc. since January 2004. From January 2001 to December 2003 Mr. Armishaw was Head of Global Resourcing for HSBC and from 1994 to 1999 was Chief Executive Officer of First Direct (a subsidiary of HSBC) and Chief Information Officer of First Direct.
James B. Kauffman, Executive Vice President of Policy and Compliance of HSBC Finance Corporation and of HSBC North America Holdings Inc. since February 2004. Mr. Kauffman joined HSBC Finance Corporation in June 2002 as Vice President of Compliance and became Executive Vice President on February 2004. From March 2001 to June 2002 Mr. Kauffman served as Secretary of Banking of the Commonwealth of Pennsylvania, served as Chairman of the Board of Directors of the Pennsylvania Housing Finance Agency and sat on several other state economic development boards. From January 1994 to December 1998, Mr. Kauffman served as Chairman and Chief Executive Office of Keystone Bank. Mr. Kauffman also served as Chief Credit Policy Officer for Keystone Financial, Inc. from January 1994 to December 1998.
Steven B. Gonabe, Executive Vice President of Administration of HSBC Finance Corporation and of HSBC North America Holdings Inc. since July 2005. From June 1997 to July 2005 Mr. Gonabe was Vice President of Human Resources for HSBC credit card services, auto finance and mortgage services businesses and national director of human resources for the credit card services group. Mr. Gonabe serves on the board of directors for the United Way of Monterey County and is a member of the Junior Achievement of Silicon Valley and Monterey Bay, California.
Lisa M. Sodeika, Executive Vice President of Corporate Affairs of HSBC Finance Corporation and of HSBC North America Holdings Inc. since June 2005. Ms. Sodeika directs HSBC North America’s public relations, CRA-community development, consumer affairs, communications, philanthropic services and government relations activities. From January 2003 to June 2005 Ms. Sodeika was Senior Vice President – Corporate Affairs and Vice President – Consumer Affairs. From October 2000 to December 2002 Ms. Sodeika served as Executive Assistant to the group executive of consumer lending and to the Vice Chairman of Household International, Inc., and from January 2000 to October 2000 held the position of Vice President – Underwriting for the consumer lending division.
Beverley A. Sibblies, Senior Vice President and Chief Financial Officer of HSBC Finance Corporation and Executive Vice President of Finance of HSBC North America Holdings Inc. since October 2005. Ms. Sibblies joined HSBC Finance Corporation in December 2004 as the Senior Vice President and Chief Accounting Officer. Prior to joining HSBC Finance Corporation, she served as Executive Vice President and Chief Financial Officer for EMC Mortgage from June 2000 to February 2004. Prior to that, she served as a partner in the financial services practice of Deloitte & Touche, LLP from July, 1997.
J. Denis O’Toole, Senior Vice President of Government Relations of HSBC Finance Corporation since January 2003. From September 1992 to December 2002 Mr. O’Toole was Vice President of Government Relations and in 1992 was hired as Vice President and Director of HSBC Finance Corporation’s Federal government relations office. From January 1989 to August 2005 Mr. O’Toole was the Executive Vice President of the Saving and Community Bankers of America, from May 1978 to December 1988, Director of Legislative Operations and Senior Federal Legislative Counsel to the American Bankers Association, from April 1973 to April 1978, Vice President of Government Relations to the National Association of Home Builders, and from April 1972 to March 1973, a litigation attorney for the Office of General Counsel of the U.S. Department of Housing.
Faye M. Polayes, Senior Vice President of Tax for HSBC Finance Corporation since January 2004. She has been Executive Vice President, Tax for HSBC North America Holdings Inc. since January 2004 and

Executive Vice President, Tax for HSBC Bank USA since January 1, 2000. Including Ms. Polayes 18 years at Republic National Bank of New York as Tax Counsel, she has been with HSBC for 23 years. Ms. Polayes has served on the Board of Directors of the Organization for International Investment (“OFII”) since June 2005. OFII is a not-for-profit organization whose members are foreign owned U.S. corporations. It provides information to its members regarding legislative and regulatory matters of common concern and lobbies on the Federal and state level in connection with proposed legislation. Ms. Polayes has served on the Board of Directors of the Jump Rhythm Jazz Project, a Chicago based dance company which is a not-for-profit corporation, since December, 2005.
Edgar D. Ancona, Senior Vice President and Treasurer of HSBC Finance Corporation and Executive Vice President – Asset and Liability Management of HSBC North America Holdings Inc. since February 2004. Mr. Ancona joined HSBC Finance Corporation in 1994, after having spent 17 years at Citicorp in various treasury and operational functions. He is a director of HSBC Financial Corporation Limited in Canada. Mr. Ancona is also a director of the LifeSource Blood Services and the Central Blood Bank.
Bruce A. Fletcher, Senior Vice President and Chief Credit Officer of HSBC Finance Corporation since April, 2005. Prior to joining HSBC Finance Corporation, Mr. Fletcher served as Managing Director and Senior Credit Officer for Citigroup, where during a period of more than 15 years he held a variety of line and staff risk management positions.
Patrick A. Cozza, Group Executive of HSBC Finance Corporation since April 2004. Prior to that Mr. Cozza became President – Refund Lending and Insurance Services in 2002 and Managing Director and Chief Executive Officer – Refund Lending in 2000. He also serves on the board of directors of Junior Achievement in New Jersey and Cancer Hope Network.
Thomas M. Detelich, Group Executive of HSBC Finance Corporation since July 2002. Mr. Detelich also held the positions of Managing Director at Beneficial Corporation from March 2000 to July 2002 and Managing Director of Household Finance Corporation from January 1999 to July 2002 and regional general manager of consumer lending. Mr. Detelich was formerly with Transamerica in several management positions. He was with Transamerica for 21 years.
Walter G. Menezes, Group Executive of HSBC Finance Corporation since April 2004 and is responsible for HSBC Finance Corporation’s credit card and private label credit card operations. Mr. Menezes held the title of President and Chief Executive Officer for Auto Finance from 2002 to August 2004 and Managing Director and Chief Credit Officer of Credit Card Services since from 1998 to 2002. He joined HSBC Finance Corporation in 1996 as National Director Collections – Credit Card Services.
John J. Haines, Managing Director of Auto Finance of HSBC Finance Corporation since joining HSBC Finance Corporation in August 2004. From May 1989 to August 2004 Mr. Haines worked for General Electric where he was Senior Vice President – Products and Services for General Electric Fleet Services and Senior Vice President – North American Operations for General Electric Fleet Services. Mr. Haines is a member of the Automotive Finance Committee of the Consumer Bankers Association.
Joseph W. Hoff, Managing Director of Retail Services of HSBC Finance Corporation since March 2005. Mr. Hoff served as Chief Financial Officer for the Retail Services business from April 1995 to March 2005. He has been with HSBC Finance Corporation since 1976 in various accounting and planning, acquisitions and corporate finance lending and treasury positions.
Gary R. Esposito, Managing Director of Mortgage Services of HSBC Finance Corporation since September 2005. Prior to that Mr. Esposito held the position of Head of Consumer Lending Sales from November 2003 to September 2005 and was the President, Chief Executive Officer and Chairman for HSBC Canada from September 2000 to November 2003. He was also National Director, branch and retail operations from 1998 through 2000. He has been with HSBC Finance Corporation since 1982.
James E. Binyon, Vice President and Chief Accounting Officer since February 2006, and from September 2004 was Vice President and Controller of Corporate Finance. From November 2001 to August 2004 he served as Finance Director of First Direct, and from February 1995 to October 2001 was Senior Area

Accounting Manager, and Manager – Balance Sheet Management for HSBC Hong Kong. Mr. Binyon was Manager-Asset Management & Funding, and Manager – Treasury Audit Department between 1992 and 1995. Prior to joining HSBC, Mr. Binyon spent five years at KPMG.
Audit Committee
The primary purpose of the audit committee is to assist the Board of Directors in fulfilling its oversight responsibilities relating to HSBC Finance Corporation’s accounting, auditing and financial reporting practices. The audit committee is currently comprised of the following independent Directors (as defined by HSBC Finance Corporation’s Corporate Governance Standards which are based upon the rules of the New York Stock Exchange): Gary G. Dillon; Robert K. Herdman and Larree M. Renda. In addition, Cyrus F. Freidheim, Jr., Lead Director, and Alan W. Jebson, Chief Operating Officer of HSBC, are non-voting members of the Committee. The Board has determined that each of these individuals is financially literate. The Board of Directors has determined that Robert K. Herdman qualifies as an audit committee financial expert.
Code of Ethics
HSBC Finance Corporation’s Board of Directors has adopted a Code of Ethics for Senior Financial Officers. That Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. HSBC Finance Corporation also has a general code of ethics applicable to all employees that is referred to as its Statement of Business Principles and Code of Ethics. That document is available on our website at www.hsbcusa.com or upon written request made to HSBC Finance Corporation, 2700 Sanders Road, Prospect Heights, Illinois 60070, Attention: Corporate Secretary.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires certain of our Directors, executive officers and any persons who own more than ten percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the New York Stock Exchange (“NYSE”). With respect to the 6.36% Series B Preferred Stock of HSBC Finance Corporation, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all Section 16(a) filing requirements were complied with for the 2005 fiscal year.

Item 11. Executive Compensation.

Executive Compensation
The following tables and narrative text discuss the compensation awarded to, earned by or paid to (i) Messrs. Aldinger and Mehta, who served as our Chief Executive Officer during 2005, and (ii) our four other most highly compensated executive officers who were serving as executive officers as of December 31, 2005.
SUMMARY COMPENSATION TABLE

					Long-Term Compensation

					Awards		Payouts

		Annual Compensation				Number of
					Restricted	Shares
Name and				Other Annual	Stock	Underlying	LTIP	All Other
Principal Position	Year	Salary	Bonus	Compensation(1)	Rights(2)	Options	Payouts	Compensation(3)

Siddharth N. Mehta(4, 6)	2005	$900,000	$3,000,000	$58,831	$10,999,992	-	-	$204,971
Chairman &	2004	650,000	2,500,000	109,063	-	204,000	-	160,568
Chief Executive Officer	2003	550,000	2,000,000	53,000	4,999,988	408,000	-	11,082,743

William F. Aldinger III(5, 6)	2005	$1,000,000	$-	$68,299	-	-	-	$25,603,038
Former Chairman &	2004	1,000,000	4,000,000	162,076	-	-	-	310,062
Chief Executive Officer	2003	1,000,000	4,000,000	147,958	$9,999,986	-	-	20,461,842

Sandra L. Derickson(6)	2005	$700,000	$2,100,000	$11,298	$8,499,990	-	-	$155,151
Vice Chairman	2004	600,000	1,800,000	14,158	-	102,000	-	111,259
	2003	500,000	1,200,000	15,184	3,749,988	204,000	-	3,316,678

Thomas M. Detelich	2005	$650,000	$1,800,000	$6,578	$5,499,998	-	-	$132,279
Group Executive	2004	550,000	1,500,000	6,074	-	102,000	-	74,340
	2003	500,000	650,000	2,481	3,749,998	204,000	-	2,531,871

Walter G. Menezes	2005	$600,000	$1,300,000	$2,444	$5,499,998	-	-	$109,582
Group Executive	2004	500,000	1,000,000	3,755	-	150,000	-	63,861
	2003	350,000	500,501	1,650	-	150,000	-	1,484,830

Kenneth H. Robin(6)	2005	$600,000	$1,150,000	$18,591	$3,199,986	-	-	$105,601
Senior EVP -	2004	400,000	1,000,000	23,923	-	102,000	-	88,062
General Counsel &	2003	400,000	900,000	22,047	1,499,997	204,000	-	4,901,703
Corporate Secretary

(1)	Other Annual Compensation includes items such as financial planning services, physical exams, club initiation fees, expatriate benefits, and car allowances. SEC rules require disclosure of the specific type and amount of compensation when a benefit exceeds 25% of the total Other Annual Compensation for an individual executive officer. That itemization follows: Car allowances for Mr. Aldinger were $15,000 in each of years 2003 and 2004 and $5,481 for 2005 and for Messrs. Mehta and Robin were $11,000 for each of 2003, 2004 and 2005 respectively. (Ms. Derickson and Messrs. Detelich and Menezes are not eligible for a car allowance). Personal use of aircraft for Mr. Aldinger for 2003, 2004 and 2005 was $110,678, $123,291 and $56,449 respectively. Mr. Aldinger, while Chairman of HSBC Finance Corporation was expressly directed by corporate policy to use our corporate aircraft to the fullest extent for business and personal travel; however, the value of personal aircraft use was reported as income. Club Initiation fees for Mr. Mehta for 2003 and 2004 were $40,000 and $20,000 respectively. Personal use of Corporate Apartment for Mr. Mehta in 2005 was $700, for Mr. Aldinger in 2003 was $2,880 and in 2004 was $1,020 and for Mr. Robin in 2003 was $540 and in 2004 was $1,020. Personal use of Corporate Limo for Mr. Mehta was $8,576 in 2005, for Mr. Aldinger $7,400 in 2003, $7,600 in 2004 and $2,191 in 2005 and for Mr. Robin $335 in 2005. Financial Counseling for Mr. Mehta was $4,000 in 2004 and $10,000 in 2005, for Mr. Aldinger $10,000 in each of years 2003 and 2004, for Ms. Derickson $4,000 in 2003 and $3,750 in 2004, for Mr. Detelich $481 in 2003, and $3,500 in each of 2004 and 2005, and for Mr. Robin $4,000 in each of 2003 and 2004 and $3,100 in 2005. Executive Physical expenses for Mr. Mehta was $1,671 in 2004 and $2,131 in 2005, for Mr. Aldinger $3,105 for 2004 and $2,079 for 2005, for Ms. Derickson $9,184 for 2003, $2,915 for 2004 and $9,198 for 2005, for Mr. Detelich $978 in 2005, for Mr. Menezes $1,650 in 2003, $1,695 in 2004 and $344 in 2005 and for Mr. Robin $4,507 in 2003, $2,408 in 2004 and $2,056 in 2005. All named executive officers received Executive Umbrella Liability Coverage in the amounts of $2,000 for 2003, $2,060 in 2004 and $2,100 in 2005. In 2004 and 2005 Mr. Mehta had $39,994 and $24,324 in relocation and moving expenses, including a tax gross up for the 2004 payment.

(2)	For 2003 this amount represents the dollar value of restricted shares issued to the named executive officers under the HSBC Holdings Restricted Share Plan 2000. The dollar value reflected in the table is based on the fair market value of the underlying HSBC Holdings plc ordinary shares on April 15, 2003 (the date of grant) converted into U.S. dollars using the exchange rate applied at the time of grant. For Messrs. Aldinger and Robin the shares vest ratably over 3 years from the date of grant. For Messrs. Mehta and Detelich and Ms. Derickson the shares vest ratably over 5 years from the date of grant. For 2005, this amount represents the dollar value of the restricted shares issued to the named executive officers under the HSBC Share Plan. The named executive officers were awarded two separate grants in 2005. The dollar value reflected in the table is based on the fair market value of the underlying HSBC Holdings plc ordinary shares on March 31, 2005 (the date of grant) and on May 27, 2005 (the date of grant) and converted into U.S. dollars using the exchange rates applied at the time of grant. The March 31, 2005 grant is performance based and the shares will vest in whole or in part 3 years from the date of grant if all or some of the performance conditions are met as follows: 50% of the award is subject to a total shareholder return measure (“TRS”) against a competitor group, depending on HSBC’s ranking against the group at the end of the performance period, the TRS portion of the grant may vest on a sliding scale from 100% to 0%. The remaining 50% of the award is subject to an earning per share measure (“EPS”) and the EPS portion of the grant may vest based on an incremental EPS percentage in accordance with a defined formula. If the aggregate incremental EPS is less than 24%, the EPS portion will be forfeited and if it is 52% or more, the EPS component will vest in full. The May 27, 2005 grant was a special grant made to 6 key executives to assist in retention and to reward outstanding performance and vests ratably over 5 years for each of Messrs. Mehta, Detelich and Menezes and Ms. Derickson and ratably over 2 years for Mr. Robin. These valuations do not take into account the diminution in value attributable to the restrictions applicable to the underlying shares. As of December 31, 2005, the total number of shares and values of the restricted shares held by the named executive officers were as follows: Mr. Mehta 977,057 shares ($15,683,978), Ms. Derickson 748,632 shares ($12,017,239), Mr. Detelich 559,239 shares ($8,977,053), Mr. Menezes 347,107 shares ($5,571,854) and Mr. Robin 250,148 shares ($4,015,442). Mr. Aldinger’s restricted stock vested in full on the date of termination. The value of shares was calculated using a share price of GBP9.33 per share and a currency exchange rate of 1.7205.

      Dividend equivalents, in the form of additional shares, are paid on all underlying shares for restricted stock at the same rate as paid to ordinary share shareholders.

(3)	Includes life insurance premiums paid by HSBC Finance Corporation in 2003, 2004 and 2005 for the benefit of executives as follows: Mr. Mehta, $3,510, $3,645, $3,510; Mr. Aldinger, $10,062, $10,062, $3,870; Ms. Derickson, $4,727, $5,336, $5,382; Mr. Detelich, $2,318, $3,379, $3,510; Mr. Menezes, $6,611, $6,946, $13,813 and Mr. Robin, $10,062, $10,062, $10,062. Also includes HSBC Finance Corporation’s contribution for the named executive officer’s participation in the Tax Reduction Investment Plan and Supplemental Tax Reduction Investment Plan in 2003, 2004 and 2005 as follows: Mr. Mehta, $108,000, $156,923, $201,461; Mr. Aldinger, $180,000, $300,000, $616,923; Ms. Derickson, $90,000, $105,923, $149,769; Mr. Detelich, $69,000, $70,962, $128,769; Mr. Menezes, $42,000, $56,915, $95,769 and Mr. Robin, $66,000, $78,000, $95,539. For 2003, the remaining amounts represent parachute payments and accelerated vesting of restricted stock rights in connection with the change in control provisions contained in the named executive officers’ employment agreements. Mr. Aldinger’s 2005 compensation also includes payments made pursuant to his employment agreement under which he received a separation payment in the amount of $5,000,000 and accelerated vesting of all outstanding restricted stock.

(4)	Mr. Mehta assumed the role of Chairman and Chief Executive Officer of HSBC Finance Corporation on May 1, 2005.

(5)	Mr. Aldinger resigned as Chairman and Chief Executive Officer of HSBC Finance Corporation April 30, 2005.

(6)	Part of the compensation payable to these individuals includes compensation for services rendered to HSBC North America.
Incentive and Stock Option Plans
Pre-Merger
Following HSBC’s acquisition of HSBC Finance Corporation in 2003, all outstanding options and other equity based awards approved under the Household International 1996 Long-Term Executive Incentive Compensation Plan (the “1996 Plan”) and various option plans assumed by HSBC Finance Corporation in connection with the mergers with Beneficial Corporation in 1998 and Renaissance Holdings, Inc. in 2000 were converted into rights to receive HSBC Holdings plc ordinary shares in the same ratio as the share exchange offer for the acquisition of HSBC Finance Corporation (2.675 HSBC Holdings plc ordinary shares for each HSBC Finance Corporation common share) and the exercise prices per share were adjusted accordingly.
All outstanding options granted prior to November 12, 2002 immediately vested on completion of the acquisition and remain exercisable through their respective expiration dates. Options granted on or after November 13, 2002 but prior to March 28, 2003, the date of the completion of the merger, are exercisable on their original terms, subject to adjustment to reflect the exchange ratio.
As of December 31, 2005, options to buy 35,251,439 shares of HSBC ordinary stock were outstanding under the 1996 Plan and options to purchase 780,567 ordinary shares were outstanding under the Beneficial Corporation and Renaissance Holdings Inc. option plans. At the time of merger, HSBC established employee benefit trusts to hold shares underlying the options. As of December 31, 2005, the HSBC (Household) Employee Benefit Trust 2003 held 3,006,623 HSBC ordinary shares and 2,198,829 American Depository

Shares, each of which represents five HSBC ordinary shares, which may be used to satisfy the exercise of employee stock options.
The average purchase price for all outstanding options held by the 322 participants in the 1996 Plan, Beneficial Corporation and Renaissance Holdings Inc. plans at December 31, 2005, was $16.09 with expiration dates from 2006 to 2012.
All outstanding restricted stock rights (“RSRs”) granted prior to November 12, 2002 immediately vested on completion of the merger. RSRs granted after November 12, 2002 but prior to March 28, 2003 remain exercisable on their original terms, except that they have been adjusted to reflect the exchange ratio. A holder of RSRs is not entitled to any of the rights of a holder of ordinary shares until the shares are issued; however, the Remuneration Committee (the “Remuneration Committee”) of HSBC Holdings plc may direct HSBC Finance Corporation to pay the holder cash equal to the cash dividends declared on ordinary shares for each share of stock subject to an RSR. As of December 31, 2005, 1,309,073 shares were subject to issuance under outstanding RSR awards under the 1996 Plan. The issuance of any underlying stock pursuant to vesting of RSRs will be newly issued ordinary shares.
The number of options, RSRs and underlying shares will be proportionately adjusted for any stock dividends, stock splits, consolidations or reclassifications. No further options or other equity based awards will be granted under any of the pre-merger plans.
Post Merger
Beginning March 28, 2003 but prior to May 27, 2005, options and other equity based awards were made to HSBC Finance Corporation employees under the HSBC Holdings Group Share Option Plan (“Group Share Option Plan”) and the HSBC Restricted Share Plan 2000 (“Restricted Share Plan”). Under both the Group Share Option Plan and the Restricted Share Plan, the Remuneration Committee has the discretion to grant employees awards of stock options or restricted shares with or without company performance conditions. Generally option and RSR awards granted in 2003 were granted without any company performance conditions and options and RSR awards granted in 2004 were granted subject to performance conditions to better align the HSBC Finance Corporation employees with the interests of HSBC. Both the Group Share Option Plan and the Restricted Share Plan terminated in May 2005 and no further awards may be made under either of these plans. The number of options, RSRs and underlying shares will be proportionately adjusted for any stock dividends, stock splits, consolidations or reclassifications.
In May 2005, the HSBC Holdings plc Board of Directors adopted and the shareholders approved the HSBC Share Plan (“Group Share Plan”). The Remuneration Committee at its discretion may make awards of restricted shares and market-price options, each with or without performance conditions. For 2005, as an incentive and a retention tool, HSBC awarded restricted shares to middle management and performance shares to executive management. The restricted shares generally vest in full 3 years after the date of grant and the performance shares will vest in full or in part 3 years after the date of grant if certain company performance conditions are met. A holder of restricted shares or performance shares is not entitled to any of the rights of a holder of ordinary shares until the shares are issued; however, the Remuneration Committee may direct the trustee of the employee benefit trusts to record a share based dividend equivalent to the cash dividends declared on ordinary shares for each share of stock subject to a restricted share.
As of December 31, 2005, employees of HSBC Finance Corporation held options to buy 6,175,800 shares of HSBC ordinary stock under the Group Share Option Plan and RSRs representing 11,787,706 under the Restricted Share Plan and the Group Share Plan.
The average purchase price for all outstanding options held by the participants under the Group Share Option Plan at December 31, 2005 was $14.96 with expiration dates from 2013-2014.
HSBC Finance Corporation did not issue stock options to its named executive officers in 2005.

The following table shows that the named executive officers did not exercise any stock options in 2005. The table also shows the number of options that have not been exercised and their potential value using the fair market value on December 31, 2005. The fair market value has been converted from British Pounds Sterling to U.S. dollars using an exchange rate of 1.7205.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Shares		Value of Unexercised
			Underlying		In-the-Money
			Unexercised Options at		Options at
			December 31, 2005		December 31, 2005(1)
	Shares	Value
Name	Exercised	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Siddharth N. Mehta	-	$-	3,034,150	541,750	$1,122,367	$1,088,113
William F. Aldinger III	-	-	9,656,750	-	16,409,788	-
Sandra L. Derickson	-	-	543,375	270,875	1,115,029	544,056
Thomas M. Detelich	-	-	576,813	270,875	1,240,219	490,028
Walter G. Menezes	-	-	500,325	251,750	639,786	438,933
Kenneth H. Robin	-	-	1,364,600	270,875	2,323,273	577,716

(1)	Calculated based on the fair market value of HSBC Holdings plc. ordinary shares on December 31, 2005 (£9.33 per share).
Savings and Pension Plans
HSBC North America maintains the HSBC-North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis, up to 40% (15% if highly compensated) of the participant’s cash compensation (subject to a maximum annual pre-tax contribution by a participant of $15,000, as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.
If the employee has been employed for at least one year, HSBC Finance Corporation contributes 3% of compensation on behalf of each participant who contributes 1% and matches any additional participant contributions up to 4% of compensation. However, matching contributions will not exceed 6% of a participant’s compensation if the participant contributes 4% or more of compensation. The plan provides for immediate vesting of all contributions. With certain exceptions, a participant’s after-tax contributions which have not been matched by us can be withdrawn at any time. Both our matching contributions made prior to 1999 and the participant’s after-tax contributions which have been matched may be withdrawn after five years of participation in the plan. A participant’s pre-tax contributions and our matching contributions after 1998 may not be withdrawn except for an immediate financial hardship, upon termination of employment, or after attaining age 59 1/2. Participants may borrow from their TRIP accounts under certain circumstances.
HSBC North America also maintains the Supplemental Tax Reduction Investment Plan (“Supplemental TRIP”) which is an unfunded plan for eligible employees of HSBC Finance Corporation and its participating subsidiaries prior to the merger with HSBC whose participation in TRIP is limited by the Internal Revenue Code. Only matching contributions required to be made by us pursuant to the basic TRIP formula are invested in Supplemental TRIP through a credit to a bookkeeping account maintained by us which deems such contributions to be invested in equity or income funds selected by the participant.
The HSBC-North America (U.S.) Retirement Income Plan (“RIP”) is a non-contributory, defined benefit pension plan for employees of HSBC North America and its U.S. subsidiaries who are at least 21 years of age with one year of service and not part of a collective bargaining unit. RIP contains plan formulas for pre-merger Household employees as well as a cash balance formula for hires after 1999. Under the pre-merger Household formula, annual pension benefits equal a percentage of an employee’s “Final Average Salary” (as defined below) not in excess of “Covered Compensation” (as defined below) plus a percentage of an employee’s Final Average Salary that exceeds Covered Compensation. “Covered Compensation” is the average of the Social Security taxable wage base over the 35-year period ending in the year of retirement or earlier termination of employment. “Final Average Salary” equals the average of salary plus bonus for the 48 successive highest paid months out of the employee’s last 10 years of service. The percentage applied to Final Average Salary and Covered Compensation is determined on the basis of years of employment and age at retirement. This percentage increases as years of employment and age at retirement increase. Participants become fully vested in their accrued pension benefits after three years of vesting service. Payment of vested pension benefits normally begins at age 65, but an early retirement benefit at reduced levels may be paid if a participant is at least 55 years of age with 10 years of employment or, if the participant was an employee on December 31, 1989, is at least 50 years of age with 15 years of employment.
Effective January 1, 2000, RIP was amended to provide a cash balance account-based formula instead of the traditional defined benefit formula described above for employees hired after 1999. The account-based formula provides a benefit based upon a percentage of compensation for each year of service and an assumed rate of return. The contribution percentage is 2% and the assumed rate of return is tied to the lesser of the 10-year or 30-year Treasury rate. Effective January 1, 2005, RIP was amended to reflect the merger of the HSBC Bank USA Pension Plan into RIP and the continuance of that plan formula for participants transferred to RIP.
In 1997, HSBC Finance Corporation’s Board of Directors adopted a Supplemental Executive Retirement Plan (“SERP”) for Mr. Aldinger because he would not otherwise qualify for a full benefit under RIP and the Household Supplemental Retirement Income Plan (“Supplemental RIP”) due to his age when he joined HSBC Finance Corporation. In 2000, the SERP was subsequently amended and restated to provide for a benefit based upon the RIP 1989 formula but with 20 years of benefit service being added and with an offset not only for RIP and Supplemental RIP but also for pension benefits received from Wells Fargo and Citibank. The benefit under the SERP formula (before offset) will not be increased, however, except for interest, after Mr. Aldinger attains age 60. Upon the change of control triggered by the purchase of HSBC Finance Corporation by HSBC, the pension benefit for Mr. Aldinger was projected out for three years and then accruals ceased.
TRIP and RIP may be made available to members of a collective bargaining unit if inclusion results from good faith bargaining.
A portion of the benefits payable under RIP to certain executive officers (including those named in the Summary Compensation Table) may be paid by us through the Supplemental RIP. Supplemental RIP was established due to the limitation imposed on the RIP by Federal laws limiting benefits payable under tax-qualified plans.
The following table illustrates the amount of RIP (including Supplemental RIP) total annual pension benefits on a straight-life annuity basis for eligible employees retiring at age 65 who were employed before 1990. If the employee was hired after 1989 and does not have at least 30 years of employment at retirement, his/her benefit will be reduced for each month less than 30 years. The amounts in this table are not subject to deduction for Social Security or other offset amounts and do not reflect any limitations on benefits imposed by ERISA or Federal tax laws. Ms. Derickson is covered under the cash balance account based formula.
The years of employment of Messrs. Detelich, Robin, Aldinger, Menezes, Mehta and Ms. Derickson for purposes of RIP are, respectively, 30 years, 17 years, 12 years, 10 years, 8 years, and 6 years.

Average Annual
Compensation
Used as Basis For	15 to 30 Years of	35 Years of	40 or More Years of
Computing Pensions	Employment	Employment	Employment

$1,500,000	$852,071	$889,571	$927,071
2,000,000	1,137,071	1,187,071	1,237,071
2,500,000	1,422,071	1,484,571	1,547,071
3,000,000	1,707,071	1,782,071	1,857,071
3,500,000	1,992,071	2,079,571	2,167,071
4,000,000	2,277,071	2,377,071	2,477,071
4,500,000	2,562,071	2,674,571	2,787,071
5,000,000	2,847,071	2,972,071	3,097,071
5,500,000	3,132,071	3,269,571	3,407,071
6,000,000	3,417,071	3,567,071	3,717,071
Director Compensation
In 2005, the non-management Directors of HSBC Finance Corporation received an annual cash retainer of $170,000 (except the Chair of the Executive Committee, who received a retainer of $182,000). HSBC Finance Corporation does not pay additional compensation for committee membership, with the exception of the Audit Committee for which each member received an additional $15,000 (except the Chair of the Audit Committee, who instead received an additional $25,000), or meeting attendance fees to its Directors. The Chairs of the Compensation and Nominating & Governance Committees received an additional $15,000, and the Lead Director as Chair of the Executive Committee received an additional $50,000. Directors who are employees of HSBC Finance Corporation or any of its subsidiaries do not receive any additional compensation related to their Board service. In February 2006, the Board reviewed its directors compensation philosophy compared to other same sized financial and professional service organizations and determined to make no changes to the current compensation structure.
Directors have the ability to defer up to 100% of their yearly retainers and/or fees into the HSBC-North America Directors Non-Qualified Deferred Compensation Plan. Under this plan, Directors have the ability to defer pre-tax dollars with the choice of a scheduled in-service withdrawal or distribution at termination with lump sum, quarterly or annual installments.
We provide each Director with $250,000 of accidental death and dismemberment insurance and a $10,000,000 personal excess liability insurance policy. Independent Directors also are offered, on terms that are not more favorable than those available to the general public, a MasterCard/ Visa credit card issued by one of our subsidiaries with a credit limit of $15,000. HSBC Finance Corporation guarantees the repayment of amounts charged on each card. Directors may use an apartment we maintain in New York City for their personal use, as available. Directors are credited with $340 additional compensation for tax purposes for each night the apartment is used for personal use.
Under HSBC Finance Corporation’s Matching Gift Program, we match charitable gifts to qualified organizations (subject to a maximum of $10,000 per year), with a double match for the first $500 donated to higher education institutions (both public and private) and eligible non-profit organizations which promote neighborhood revitalization or economic development for low and moderate income populations. Each current independent Director may ask us to contribute up to $10,000 annually to charities of the Director’s choice which qualify under our philanthropic program.

Prior to the merger, independent Directors could elect to receive all or a portion of their cash compensation in shares of former Household common stock, defer it under the Deferred Fee Plan for Directors or purchase options to acquire common stock. Under the Deferred Fee Plan, Directors were permitted to invest their deferred compensation in either units of phantom shares of the former Household common stock, with dividends credited toward additional stock units, or cash, with interest credited at a market rate set under the plan.
Prior to 1995, HSBC Finance Corporation had a Directors’ Retirement Income Plan where the present value of each Director’s accrued benefit was deposited into the Deferred Phantom Stock Plan for Directors. Under the Deferred Phantom Stock Plan, Directors with less than ten years of service received 750 phantom shares of former Household common stock annually during the first ten years of service as a Director. In January 1997, the Board eliminated this and all future Director retirement benefits. Any payouts to current Directors earned under the Deferred Phantom Stock Plan will be made only when a Director leaves the Board due to death, retirement or resignation and were to be paid in shares of Household common stock either in a lump sum or installments as selected by the Director.
Following the acquisition, all rights to receive Household common stock under both plans above were converted into rights to receive HSBC Holdings plc ordinary shares and in May 2004, those rights were further converted into rights to receive American Depository Shares, each of which represents five ordinary shares, when the plans were rolled into a non-qualified deferred compensation plan for Directors. No new shares may be issued under the plans. As of December 31, 2005, 56,459 American Depository Shares were held in the deferred compensation plan account for Directors.
Employment Agreements
Upon completion of the merger with HSBC, Messrs. Detelich, Mehta and Robin and Ms. Derickson received new employment agreements that, except as noted below with respect to Mr. Mehta and Ms. Derickson, will end on March 28, 2006. Under the new employment agreements, each executive will generally serve in the same position that such executive held as of the date of the merger. During the term, each executive will be paid an annual base salary of not less than such executive’s annual base salary as of the date of the merger and will receive an annual bonus in an amount at least equal to 75 percent of the annual average of such executive’s bonuses earned with respect to the three-year period ended December 31, 2001 (pro rated for any partial year). During the term of the agreements, each of the executives will be eligible to participate, as approved by the HSBC Board of Directors, in any equity-based incentive compensation plan or program of HSBC as in effect from time to time for similarly situated senior executives of HSBC Finance Corporation. In addition, during the term, each executive will be eligible to participate in the various retirement, medical, disability and life insurance plans, programs and arrangements of HSBC Finance Corporation in accordance with the terms of such plans, programs and arrangements, provided that they will not receive age and service credit under the HSBC North America retirement plans that would be duplicative of the age and service credit that they are entitled to under the prior employment agreements or employment protection agreements, as applicable.
If during the term of the new employment agreement, an executive’s employment is terminated by HSBC Finance Corporation other than for “cause” or disability or the executive resigns for “good reason,” subject to the executive’s execution of a general release in favor of HSBC Finance Corporation and its affiliates, the executive will continue to receive the executive’s base salary and annual bonus described above at that time and in the manner such payments would have been paid had the executive remained employed for the remainder of the term of the employment agreement and, to the extent permitted under the terms of the applicable plans, the continuation of welfare benefits, umbrella liability insurance and automobile and financial counseling allowances from the date of termination until the earlier of the executive becoming eligible to participate in similar plans of another employer and the last day of the term of the employment agreement.
These new employment agreements superseded each executive’s prior employment agreement or employment protection agreement, as applicable, with HSBC Finance Corporation (except that the excise tax gross-up provision in the pre-merger agreements survived). At the merger with HSBC, Messrs. Aldinger, Detelich, Mehta and Robin and Ms. Derickson had employment or employment protection agreements that were deemed to have terminated due to a “qualifying termination,” entitling the executives to cash payments under the prior agreements. Payments were made to those executives under the formula described below under “Employment Protection Agreement of Mr. Menezes” except that for Messrs. Aldinger, Mehta and Robin the protection period was based on 36 months instead of 18 and there was no reduction in payments to avoid an excise tax.
The contracts for Sandra L. Derickson and Siddharth N. Mehta were extended by two years and now will expire as of March 28, 2008. Under Mr. Mehta’s extended contract, he will serve as Chairman and Chief Executive Officer of HSBC Finance Corporation and also Chief Executive Officer of HSBC North America Holdings Inc. His base salary was increased to $900,000. The annual bonus for Mr. Mehta and for Ms. Derickson with respect to each fiscal year after 2005 shall be at least equal to 75 percent of the annual average of the bonuses earned by each of them with respect to fiscal years 2003, 2004 and 2005 (pro rated for any partial year). Mr. Mehta and Ms. Derickson were also awarded in 2005 one-time special retention grants of HSBC restricted shares equal to $8 million and $6 million, respectively, based on the closing price of HSBC ordinary shares as of the date of the grant. These shares will vest in five equal installments on each of the first five anniversaries of March 26, 2005, subject to accelerated vesting upon termination of employment by HSBC Finance Corporation without cause, or by Mr. Mehta or Ms. Derickson, in each case, for good reason.
Employment Protection Agreement of Mr. Menezes
Mr. Menezes, has an employment protection agreement pursuant to which if, during the 18 month period following a change in control of HSBC Finance Corporation, Mr. Menezes’ employment is terminated due to a “qualifying termination” (which includes a termination other than for “cause” or disability, or resignation by Mr. Menezes for “good reason”), he will be entitled to receive a cash payment consisting of:

•	A pro rata annual bonus through the date of termination, based on the highest of the annual bonuses payable during the three years preceding the year in which the termination occurs;
•	A payment equal to 1.5 times the sum of the applicable base salary and highest annual bonus; and
•	A payment equal to the value of 18 months of additional employer contributions under HSBC North America’s tax-qualified and supplemental defined contribution plans.
In addition, upon a qualifying termination following a change in control, Mr. Menezes will be entitled to continued welfare benefit coverage for 18 months after the date of termination, 18 months of additional age and service credit under HSBC North America’s tax-qualified and supplemental defined benefit retirement plans, and outplacement services. If any amounts or benefits received under the employment protection agreements or otherwise are subject to the excise tax imposed under section 4999 of the Internal Revenue Code, an additional payment will be made to restore Mr. Menezes to the after-tax position in which he would have been if the excise tax had not been imposed. However, if a small reduction in the amount payable would render the excise tax inapplicable, then this reduction will be made instead.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners
HSBC Finance Corporation’s common stock is 100% owned by HSBC Investments (North America) Inc. (“HINO”). HINO is an indirect wholly owned subsidiary of HSBC.

Security Ownership by Management
The following table lists the beneficial ownership, as of January 31, 2006, of HSBC ordinary shares or interests in ordinary shares and Series B Preferred Stock of HSBC Finance Corporation by each director and the executive officers named in the Summary Compensation Table on page 196, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than 1% of the ordinary shares of HSBC and the Series B Preferred Stock of HSBC Finance Corporation.

	Number of	Series B	Shares That May
	Shares	Preferred of	Be Acquired
	Beneficially	HSBC	Within 60 Days	Number of
	Owned of HSBC	Finance	By Exercise of	Common Stock
	Holdings plc(1)(2)	Corporation	Options(3)	Equivalents(4)	Total

Directors
William R. P. Dalton	118,508	-	-	-	118,508
Gary G. Dillon	210,587	-	131,076	37,890	379,553
J. Dudley Fishburn	15,678	-	90,950	4,050	110,678
Cyrus F. Freidheim, Jr.	15,755	-	151,264	21,347	188,366
Robert K. Herdman	-	-	-	-	-
Alan W. Jebson	109,032	-	-	180,491	289,523
George A. Lorch	13,605	-	145,789	30,190	189,584
Siddharth N. Mehta	277,838	-	3,034,150	61,172	3,373,160
Larree M. Renda	8,250	2,000	40,125	130	50,505
Named Executive Officers
William F. Aldinger III	-	-	9,656,750	-	9,656,750
Sandra L. Derickson	129,820	-	543,375	27,474	700,669
Thomas M. Detelich	4,000	-	576,813	4,134	584,947
Walter G. Menezes	109,370	-	522,616	-	631,986
Kenneth H. Robin	335,990	-	1,364,000	68,508	1,768,498
All directors and executive officers as a group	1,348,433	2,000	16,256,908	435,386	18,042,727

(1)	Directors and executive officers have sole voting and investment power over the shares listed above, except as follows.

The number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Mr. Dalton, 56,019 and Mr. Lorch, 13,650; and Directors and executive officers as a group, 69,669.

(2)	Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.

(3)	Represents the number of ordinary shares which may be acquired by HSBC Finance Corporation’s Directors and executive officers through April 1, 2006, pursuant to the exercise of stock options.

(4)	Represents the number of ordinary share equivalents owned by executive officers under HSBC Finance Corporation’s TRIP and HSBC North America Employee Non-Qualified Deferred Compensation Plan and by Directors under HSBC North America Directors Non-Qualified Deferred Compensation Plan. Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.

Item 13. Certain Relationships and Related Transactions.

None.
Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2005 and 2004 was $6,785,000 and $5,565,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees. The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2005 and 2004 was $1,272,000 and $691,000, respectively. Audit related services include employee benefit plan audits, translation services, and audit or attestation services not required by statute or regulation.
Tax Fees. Total fees billed by KPMG LLP for tax related services for the fiscal years ended December 31, 2005 and 2004 were $658,000 and $2,656,000, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible overassessment of interest and/or penalties.
All Other. Other than those fees described above, there were no other fees billed for services performed by KPMG LLP during the fiscal years ended December 31, 2005 and December 31, 2004.
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
The term of any pre-approval is 12 months from the date of pre-approval, unless the audit committee specifically provides for a different period. The audit committee will periodically revise the list of pre-approved services, based on subsequent determinations, and has delegated pre-approval authority to the Chair of the audit committee. In the event the Chair of the audit committee exercises such delegated authority, he will report such pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

      (a)(1) Financial Statements.
The consolidated financial statements listed below, together with an opinion of KPMG LLP dated March 6, 2006 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

HSBC Finance Corporation and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Shareholder’s(s’) Equity
Notes to Consolidated Financial Statements

Selected Quarterly Financial Data (Unaudited)

      (a)(2) Not applicable
      (a)(3) Exhibits.

3	(i)	Amended and Restated Certificate of Incorporation of HSBC Finance Corporation effective as of December 15, 2004, as amended (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed June 22, 2005 and Exhibit 3.1(b) of HSBC Finance Corporation’s Current Report on Form 8-K filed December 19, 2005).
3	(ii)	Bylaws of HSBC Finance Corporation, as amended December 15, 2004 (incorporated by reference to Exhibit 3(ii) of HSBC Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).
4.1		Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496 filed December 16, 2004).
4	.2*	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120495 and 333-120496 filed December 16, 2004).
4.3		The principal amount of debt outstanding under each other instrument defining the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. HSBC Finance Corporation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
12		Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
14		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of HSBC Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).
21		Subsidiaries of HSBC Finance Corporation.
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (included on page 207 of this Form 10-K).
31		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Ratings of HSBC Finance Corporation and its significant subsidiaries.
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 6th day of March, 2006.

HSBC FINANCE CORPORATION

By:	/s/ Siddharth N. Mehta

Siddharth N. Mehta
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC Finance Corporation and in the capacities indicated on the 6th day of March, 2006.

Signature	Title

/s/ S. N. MEHTA (S. N. Mehta)	Chairman and Chief Executive Officer and Director (as Principal Executive Officer)

/s/ W. R. P. DALTON (W. R. P. Dalton)	Director

/s/ G. G. DILLON (G. G. Dillon)	Director

/s/ J. D. FISHBURN (J. D. Fishburn)	Director

/s/ C. F. FREIDHEIM, JR. (C. F. Freidheim, Jr.)	Director

/s/ R. K. HERDMAN (R. K. Herdman)	Director

/s/ A. W. JEBSON (A. W. Jebson)	Director

/s/ G. A. LORCH (G. A. Lorch)	Director

Signature	Title

/s/ L. M. RENDA (L. M. Renda)	Director

/s/ B. A. SIBBLIES (B. A. Sibblies)	Senior Vice President and Chief Financial Officer

/s/ J. E. BINYON (J. E. Binyon)	Vice President and Chief Accounting Officer

Exhibit Index

3(i)		Amended and Restated Certificate of Incorporation of HSBC Finance Corporation effective as of December 15, 2004, as amended (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed June 22, 2005 and Exhibit 3.1(b) of HSBC Finance Corporation’s Current Report on Form 8-K filed December 19, 2005).
3(ii)		Bylaws of HSBC Finance Corporation, as amended December 15, 2004 (incorporated by reference to Exhibit 3(ii) of HSBC Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).
4.1		Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496 filed December 16, 2004).
4	.2*	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120495 and 333-120496 filed December 16, 2004).
4.3		The principal amount of debt outstanding under each other instrument defining the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. HSBC Finance Corporation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
12		Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
14		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of HSBC Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).
21		Subsidiaries of HSBC Finance Corporation.
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (included on page 207 of this Form 10-K).
31		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Ratings of HSBC Finance Corporation and its significant subsidiaries.

*	Substantially identical indentures exist with U.S. Bank National Association, BNY Midwest Trust Company and JPMorgan Trust Company, National Association.