Form 10-Q
period 2006-03-31
HSBC Finance CORP
filed 2006-05-12
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
          As of April 30, 2006, there were 55 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
	Statement of Income	3
	Balance Sheet	4
	Statement of Changes in Shareholders’(’s) Equity	5
	Statement of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Forward-Looking Statements	20
	Executive Overview	20
	Basis of Reporting	23
	Receivables Review	29
	Results of Operations	30
	Segment Results – Managed Basis	35
	Credit Quality	40
	Liquidity and Capital Resources	46
	Risk Management	49
	Reconciliations to GAAP Financial Measures	52
Item 4.	Controls and Procedures	56

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	58
Item 6.	Exhibits	62
Signature		63

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME

Three months ended March 31,	2006	2005

	(in millions)
Finance and other interest income	$4,087	$2,950
Interest expense:
HSBC affiliates	153	151
Non-affiliates	1,470	911

Net interest income	2,464	1,888
Provision for credit losses	866	841

Net interest income after provision for credit losses	1,598	1,047

Other revenues:
Securitization related revenue	71	85
Insurance revenue	230	221
Investment income	34	33
Derivative income	57	260
Fee income	392	306
Taxpayer financial services revenue	234	243
Gain on receivable sales to HSBC affiliates	85	100
Servicing fees from HSBC affiliates	108	101
Other income	196	113

Total other revenues	1,407	1,462

Costs and expenses:
Salaries and employee benefits	581	497
Sales incentives	80	82
Occupancy and equipment expenses	83	87
Other marketing expenses	173	180
Other servicing and administrative expenses	239	258
Support services from HSBC affiliates	252	209
Amortization of intangibles	80	107
Policyholders’ benefits	118	122

Total costs and expenses	1,606	1,542

Income before income tax expense	1,399	967
Income tax expense	511	341

Net income	$888	$626

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2006	2005

	(in millions,
	except share data)
Assets
Cash	$476	$903
Interest bearing deposits with banks	599	384
Securities purchased under agreements to resell	91	78
Securities	4,143	4,051
Receivables, net	143,890	136,989
Intangible assets, net	2,400	2,480
Goodwill	7,009	7,003
Properties and equipment, net	425	458
Real estate owned	563	510
Derivative financial assets	282	234
Other assets	3,802	3,579

Total assets	$163,680	$156,669

Liabilities
Debt:
Commercial paper, bank and other borrowings	$14,252	$11,454
Due to affiliates	15,520	15,534
Long term debt (with original maturities over one year)	107,794	105,163

Total debt	137,566	132,151

Insurance policy and claim reserves	1,298	1,291
Derivative related liabilities	640	383
Other liabilities	3,795	3,365

Total liabilities	143,299	137,190

Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 55 shares issued	-	-
Additional paid-in capital	17,132	17,145
Retained earnings	2,159	1,280
Accumulated other comprehensive income	515	479

Total common shareholder’s equity	19,806	18,904

Total liabilities and shareholders’ equity	$163,680	$156,669

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’(’S) EQUITY

Three months ended March 31,	2006	2005

	(in millions)
Preferred stock
Balance at beginning and end of period	$575	$1,100

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$17,145	$14,627
Employee benefit plans, including transfers and other	(13)	46

Balance at end of period	$17,132	$14,673

Retained earnings
Balance at beginning of period	$1,280	$571
Net income	888	626
Dividends:
Preferred stock	(9)	(18)

Balance at end of period	$2,159	$1,179

Accumulated other comprehensive income
Balance at beginning of period	$479	$643
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	54	134
Securities available for sale and interest-only strip receivables	(33)	(16)
Foreign currency translation adjustments	15	(60)

Other comprehensive income, net of tax	36	58

Balance at end of period	$515	$701

Total common shareholder’s equity	$19,806	$16,553

Comprehensive income
Net income	$888	$626
Other comprehensive income	36	58

Comprehensive income	$924	$684

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

STATEMENT OF CASH FLOWS

Three months ended March 31,	2006	2005

	(in millions)
Cash flows from operating activities
Net income	$888	$626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on receivable sales to HSBC affiliates	(85)	(100)
Provision for credit losses	866	841
Insurance policy and claim reserves	(49)	(29)
Depreciation and amortization	109	142
Net change in other assets	(312)	(235)
Net change in other liabilities	412	382
Excess tax benefits from share-based compensation arrangements	(4)	-
Other, net	229	290

Net cash provided by (used in) operating activities	2,054	1,917

Cash flows from investing activities
Securities:
Purchased	(224)	(178)
Matured	183	95
Sold	120	34
Net change in short-term securities available for sale	(208)	51
Net change in securities purchased under agreements to resell	(13)	2,369
Net change in interest bearing deposits with banks	(216)	284
Receivables:
Originations, net of collections	(12,994)	(11,772)
Purchases and related premiums	(9)	(8)
Sales to affiliates	4,909	4,720
Net change in interest-only strip receivables	(1)	89
Cash received in sale of U.K. credit card business	90	-
Properties and equipment:
Purchases	(8)	(17)
Sales	8	1

Net cash provided by (used in) investing activities	(8,363)	(4,332)

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	2,800	1,593
Net change in time certificates	-	(2)
Net change in due to affiliates	(52)	1,430
Long term debt issued	8,278	3,984
Long term debt retired	(4,961)	(4,386)
Redemption of company obligated mandatorily redeemable preferred securities of subsidiary trusts	(206)	-
Insurance:
Policyholders’ benefits paid	(58)	(56)
Cash received from policyholders	88	84
Shareholders’ dividends	(9)	-
Excess tax benefits from share-based compensation arrangements	4	-

Net cash provided by (used in) financing activities	5,884	2,647

Effect of exchange rate changes on cash	(2)	(2)

Net change in cash	(427)	230
Cash at beginning of period	903	392

Cash at end of period	$476	$622

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HNAH”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

2.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2006	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,327	$6	$(65)	$2,268
Money market funds	435	-	-	435
U.S. government sponsored enterprises(1)	56	-	(3)	53
U.S. government and Federal agency debt securities	819	-	(4)	815
Non-government mortgage backed securities	111	-	(1)	110
Other	434	1	(6)	429

Subtotal	4,182	7	(79)	4,110
Accrued investment income	33	-	-	33

Total securities available for sale	$4,215	$7	$(79)	$4,143

HSBC Finance Corporation

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,337	$23	$(38)	$2,322
Money market funds	315	-	-	315
U.S. government sponsored enterprises(1)	96	-	(2)	94
U.S. government and Federal agency debt securities	744	-	(4)	740
Non-government mortgage backed securities	88	-	(1)	87
Other	463	1	(5)	459

Subtotal	4,043	24	(50)	4,017
Accrued investment income	34	-	-	34

Total securities available for sale	$4,077	$24	$(50)	$4,051

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
Money market funds at March 31, 2006 include $250 million which is restricted for the sole purpose of paying down certain secured financings at the established payment date. There were no such balances at December 31, 2005.
A summary of gross unrealized losses and related fair values as of March 31, 2006 and December 31, 2005, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year

	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
March 31, 2006	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)
Corporate debt securities	200	$(17)	$514	517	$(48)	$1,262
U.S. government sponsored enterprises	12	(1)	31	36	(2)	76
U.S. government and Federal agency debt securities	9	(1)	19	36	(3)	120
Non-government mortgage	3	- (1)	4	16	(1)	21
Other	15	- (1)	45	46	(6)	233

	Less Than One Year			Greater Than One Year

	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
December 31, 2005	Securities	Losses	Investments	Securities	Losses	Investments

	(in millions)
Corporate debt securities	243	$(12)	$527	392	$(26)	$996
U.S. government sponsored enterprises	32	- (1)	26	25	(2)	64
U.S. government and Federal agency debt securities	15	(1)	49	43	(3)	139
Non-government mortgage	3	- (1)	4	16	(1)	22
Other	14	(1)	78	46	(4)	181

(1)	Less than $500 thousand.

HSBC Finance Corporation

The gross unrealized losses on our securities available for sale have increased during the first quarter of 2006 due to a general increase in interest rates. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the par value of the investment. Since substantially all of these securities are rated A-or better, and because we have the ability and intent to hold these investments until maturity or a market price recovery, these securities are not considered other-than-temporarily impaired.

3.	Receivables

Receivables consisted of the following:

	March 31,	December 31,
	2006	2005

	(in millions)
Real estate secured	$89,492	$82,826
Auto finance	11,186	10,704
MasterCard(1)/ Visa(1)	23,449	24,110
Private label	2,428	2,520
Personal non-credit card	20,006	19,545
Commercial and other	206	208

Total owned receivables	146,767	139,913
HSBC acquisition purchase accounting fair value adjustments	28	63
Accrued finance charges	1,871	1,831
Credit loss reserve for owned receivables	(4,468)	(4,521)
Unearned credit insurance premiums and claims reserves	(480)	(505)
Interest-only strip receivables	20	23
Amounts due and deferred from receivable sales	152	185

Total owned receivables, net	143,890	136,989
Receivables serviced with limited recourse	3,109	4,074

Total managed receivables, net	$146,999	$141,063

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.
HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value on March 28, 2003, the date we were acquired by HSBC.
We have a subsidiary, Decision One Mortgage Company, LLC, which directly originates mortgage loans sourced by mortgage brokers and sells all loans to secondary market purchasers, including our Mortgage Services business. Loans held for sale to external parties by this subsidiary totaled $1.2 billion at March 31, 2006 and $1.7 billion at December 31, 2005 and are included in real estate secured receivables.
As part of our acquisition of Metris on December 1, 2005, we acquired $5.3 billion of receivables. The receivables acquired were subject to the requirements of SOP 03-3 to the extent there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected and that the associated line of credit had been closed. The carrying amount of these receivables was $347 million at March 31, 2006 and $414 million at December 31, 2005 and is included in the MasterCard/ Visa receivables in the table above. At March 31, 2006, no credit loss reserve for these acquired receivables has been established as there has been no decrease

HSBC Finance Corporation

to the expected future cash flows since the acquisition. The outstanding contractual balance of these receivables was $571 million at March 31, 2006 and $804 million at December 31, 2005.
At the time of the Metris acquisition, the anticipated cash flows from these acquired receivables exceeded the amount paid for the receivables. There were no additions to accretable yield or reclassifications from non-accretable yield during the quarter ended March 31, 2006. The following summarizes the accretable yield on these receivables at March 31, 2006:

(in millions)

Accretable yield at December 31, 2005	$(122)
Accretable yield amortized to interest income during the period	30

Accretable yield at March 31, 2006	$(92)

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse.
Receivables serviced with limited recourse consisted of the following:

	March 31,	December 31,
	2006	2005

	(in millions)
Auto finance	$920	$1,192
MasterCard/Visa	1,528	1,875
Personal non-credit card	661	1,007

Total	$3,109	$4,074

The combination of receivables owned and receivables serviced with limited recourse, which comprises our managed portfolio, is shown below:

	March 31,	December 31,
	2006	2005

	(in millions)
Real estate secured	$89,492	$82,826
Auto finance	12,106	11,896
MasterCard/Visa	24,977	25,985
Private label	2,428	2,520
Personal non-credit card	20,667	20,552
Commercial and other	206	208

Total	$149,876	$143,987

We generally serve non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. As a result, the majority of our secured receivables have a high loan-to-value ratio. Due to customer demand we offer interest-only loans and expect to continue to do so. These interest-only loans allow customers to pay only the accruing interest for a period of time which results in lower payments during the initial loan period. Depending on a customer’s financial situation, the subsequent increase in the required payment to begin making payment towards the loan principal could affect our customer’s ability to repay the loan at some future date when the interest rate resets and/or principal payments are required. As with all our other non-conforming and nonprime loan products, we underwrite and price interest only loans in a manner that is appropriate to compensate for their higher risk. At March 31, 2006, the outstanding balance of our interest-only loans was

HSBC Finance Corporation

$6.5 billion, or 4.3% of managed receivables. At December 31, 2005, the outstanding balance of our interest-only loans was $4.7 billion, or 3.3% of managed receivables.

4.	Credit Loss Reserves

An analysis of credit loss reserves was as follows:

Three months ended March 31,	2006	2005

	(in millions)
Owned receivables:
Credit loss reserves at beginning of period	$4,521	$3,625
Provision for credit losses	866	841
Charge-offs	(1,054)	(953)
Recoveries	126	90
Other, net	9	(22)

Credit loss reserves for owned receivables	4,468	3,581

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	215	890
Provision for credit losses	8	30
Charge-offs	(71)	(271)
Recoveries	9	16
Other, net	-	(4)

Credit loss reserves for receivables serviced with limited recourse	161	661

Credit loss reserves for managed receivables	$4,629	$4,242

The increase in the provision for credit losses reflects higher receivable levels, partially offset by lower bankruptcy losses due to reduced bankruptcy filings resulting from the enactment of new bankruptcy legislation in the United States in October 2005 and a reduction in the estimated loss exposure resulting from Hurricane Katrina.
Further analysis of credit quality and credit loss reserves and our credit loss reserve methodology are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Credit Quality.”

HSBC Finance Corporation

5.	Intangible Assets

Intangible assets consisted of the following:

		Accumulated	Carrying
	Gross	Amortization	Value

	(in millions)
March 31, 2006
Purchased credit card relationships and related programs	$1,736	$476	$1,260
Retail services merchant relationships	270	163	107
Other loan related relationships	326	112	214
Trade names	717	13	704
Technology, customer lists and other contracts	282	167	115

Total	$3,331	$931	$2,400

December 31, 2005
Purchased credit card relationships and related programs	$1,736	$442	$1,294
Retail services merchant relationships	270	149	121
Other loan related relationships	326	104	222
Trade names	717	13	704
Technology, customer lists and other contracts	282	143	139

Total	$3,331	$851	$2,480

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,

(in millions)
2006	$269
2007	252
2008	210
2009	197
2010	168
Thereafter	520

6.	Goodwill

Goodwill balances associated with our foreign businesses will change from period to period due to movements in foreign exchange. Changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded pursuant to Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes,” may result in changes to our goodwill balances. During the first quarter of 2006, we increased our goodwill balance by approximately $2 million as a result of such changes in tax estimates.

7.	Income Taxes

Our effective tax rates were as follows:

Three months ended March 31, 2006	36.5%
Three months ended March 31, 2005	35.3

HSBC Finance Corporation

The increase in the effective tax rate for the first quarter of 2006 is due to higher state income taxes and an increase in pretax income with slightly lower tax credits. The increase in state income taxes is primarily due to an increase in the blended statutory tax rate of our operating companies. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

8.	Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions include funding arrangements, derivative execution, purchases and sales of receivables, servicing arrangements, information technology services, item and statement processing services, banking and other miscellaneous services. The following tables present related party balances and the income and (expense) generated by related party transactions:

	March 31,	December 31,
	2006	2005

	(in millions)
Assets, (Liabilities) and Equity:
Derivative financial assets (liability), net	$(479)	$(260)
Affiliate preferred stock received in sale of U.K. credit card business	261	261
Other assets	443	518
Due to affiliates	(15,520)	(15,534)
Other liabilities	(329)	(445)

Three months ended March 31,	2006	2005

	(in millions)
Income/(Expense):
Interest expense on borrowings from HSBC and subsidiaries	$(153)	$(151)
Interest income on advances to HSBC affiliates	5	4
HSBC Bank USA:
Real estate secured servicing revenues	1	4
Real estate secured sourcing, underwriting and pricing revenues	2	1
Gain on daily sale of domestic private label receivable originations	77	92
Gain on daily sale of MasterCard/ Visa receivables	8	8
Taxpayer financial services loan origination fees	(16)	(14)
Domestic private label receivable servicing fees	98	92
MasterCard/ Visa receivable servicing fees	3	3
Other processing, origination and support revenues	7	5
Support services from HSBC affiliates	(252)	(209)
HSBC Technology and Services (USA) Inc (“HTSU”):
Rental revenue	11	10
Administrative services revenue	3	5
Other servicing fees from HSBC affiliates	4	2
Stock based compensation expense with HSBC	(17)	(11)
The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $85.6 billion at March 31, 2006 and $72.2 billion at December 31, 2005. When the fair value of our agreements with affiliate counterparties requires the posting of collateral by the affiliate, it is provided in the form of securities, which are not recorded on our balance sheet. Alternately, when the fair value of our agreements with affiliate

HSBC Finance Corporation

counterparties requires us to post collateral, it is provided in the form of cash which is recorded on our balance sheet in other assets. At March 31, 2006, the fair value of our agreements with affiliate counterparties was above the level requiring us to post collateral. As such at March 31, 2006, we had posted cash collateral with affiliates totaling $352 million. At December 31, 2005, the fair value of our agreements with affiliate counterparties was below the level requiring the posting of collateral by the affiliate. As such, at December 31, 2005, we were not holding any swap collateral from HSBC affiliates in the form of securities.
We have extended a line of credit of $2 billion to HSBC USA Inc. No balances were outstanding under this line at March 31, 2006 or December 31, 2005. Annual commitment fees associated with this line of credit are recorded in interest income and reflected as interest income on advances to HSBC affiliates in the table above.
We extended a revolving line of credit of $.5 billion to HTSU on June 28, 2005. The balance outstanding under this line of credit was $.4 billion at March 31, 2006 and December 31, 2005 and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as interest income on advances to HSBC affiliates in the table above.
We extended a promissory note of $.5 billion to HSBC Securities (USA) Inc. (“HSI”) on June 27, 2005. This promissory note was repaid during July 2005. We also extended a promissory note of $.5 billion to HSI on September 29, 2005. This promissory note was repaid during October 2005. We extended an additional promissory note of $150 million to HSI on December 28, 2005. This note was repaid during January 2006. At each reporting date these promissory notes were included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as interest income on advances to HSBC affiliates in the table above.
On March 31, 2005, we extended a line of credit of $.4 billion to HSBC Investments (North America) Inc. (“HINO”) which was repaid during the second quarter of 2005. Interest income associated with this line of credit is recorded in interest income and reflected as interest income on advances to HSBC affiliates in the table above.
Due to affiliates includes amounts owed to subsidiaries of HSBC (other than preferred stock).
At March 31, 2006 and December 31, 2005, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.3 billion from HSBC Bank plc (“HBEU”) to fund our operations in the U.K. As of March 31, 2006, $4.0 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. As of December 31, 2005, $4.2 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. Annual commitment fee requirements to support availability of these lines are included as a component of Interest expense — HSBC affiliates.
In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables ($3.1 billion on a managed basis), the associated cardholder relationships and the related retained interests in securitized credit card receivables to HBEU, a U.K. based subsidiary of HSBC, for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above, the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and related leaseholds and call center employees to provide customer continuity after the transfer as well as to allow HBEU direct ownership and control of origination and customer service. We have retained the collection operations related to the credit card operations and have entered into a service level agreement for a period of not less than two years to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations, to HBEU for a fee. Additionally, the management teams of HBEU and our remaining U.K. operations will be jointly involved in decision making involving card marketing to ensure that growth objectives are met for both businesses. Because the sale of this business is between affiliates under common control, the premium of

HSBC Finance Corporation

$182 million received in excess of the book value of the assets transferred, including the goodwill assigned to this business, was recorded as an increase to additional paid in capital and was not included in earnings.
In December 2004, we sold our domestic private label receivable portfolio (excluding retail sales contracts at our consumer lending business), including the retained interests associated with our securitized domestic private label receivables to HSBC Bank USA. We continue to service the sold private label receivables and receive servicing fee income from HSBC Bank USA. As of March 31, 2006, we were servicing $15.9 billion of domestic private label receivables for HSBC Bank USA. We received servicing fee income from HSBC Bank USA of $98 million during the three month period ended March 31, 2006 and $92 million during the three month period ended March 31, 2005. We continue to maintain the related customer account relationships and, therefore, sell new domestic private label receivable originations (excluding retail sales contracts) to HSBC Bank USA on a daily basis. We sold $4,396 million of private label receivables to HSBC Bank USA in the first quarter of 2006 and $4,253 million during the first quarter of 2005. The gains associated with the sale of these receivables are reflected in the table above and are recorded in Gain on receivable sales to HSBC affiliates.
In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables from our mortgage services business to HSBC Bank USA. Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HSBC Bank USA including all business it purchased from our correspondents. As of March 31, 2006, we were servicing $4.2 billion of real estate secured receivables for HSBC Bank USA. We also received fees from HSBC Bank USA pursuant to a service level agreement under which we sourced, underwrote and priced $.6 billion of real estate secured receivables purchased by HSBC Bank USA during the three months ended March 31, 2005. The servicing fee revenue associated with these receivables is recorded in Servicing fees from HSBC affiliates and is reflected as real estate secured servicing revenues in the above table. Fees received for sourcing, underwriting and pricing the receivables have been recorded as other income and are reflected as real estate secured sourcing, underwriting and pricing revenues in the above table. Purchases of real estate secured receivables from our correspondents by HSBC Bank USA were discontinued effective September 1, 2005. We continue to service the receivables HSBC Bank USA previously purchased from these correspondents.
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
During 2003, Household Capital Trust VIII issued $275 million in mandatorily redeemable preferred securities to HSBC. Interest expense recorded on the underlying junior subordinated notes totaled $4 million during both three month periods ended March 31, 2006 and 2005 and is included in interest expense on borrowings from HSBC and subsidiaries in the table above.
During the third quarter of 2004, our Canadian business began to originate and service auto loans for an HSBC affiliate in Canada. Fees received for these services of $3 million for the three months ended March 31, 2006 and $2 million for the three months ended March 31, 2005 are included in other income and are reflected in the above table as other servicing fees from HSBC affiliates.
Effective October 1, 2004, HSBC Bank USA became the originating lender for loans initiated by our taxpayer financial services business for clients of various third party tax preparers. We purchase the loans originated by HSBC Bank USA daily for a fee. Origination fees paid to HSBC Bank USA totaled $16 million during the three months ended March 31, 2006 and $14 million during the three months ended March 31, 2005 and are included as an offset to Taxpayer financial services revenue and are reflected as taxpayer financial services loan origination fees in the above table.
On July 1, 2004, HSBC Bank Nevada, National Association (“HBNV”), formerly known as Household Bank (SB), N.A., purchased the account relationships associated with $970 million of MasterCard and Visa credit

HSBC Finance Corporation

card receivables from HSBC Bank USA for approximately $99 million, which are included in intangible assets. The receivables continue to be owned by HSBC Bank USA. Originations of new accounts and receivables are made by HBNV and new receivables are sold daily to HSBC Bank USA. We sold $513 million of credit card receivables to HSBC Bank USA during the three months ended March 31, 2006 and $467 million of credit card receivables to HSBC Bank USA during the three months ended March 31, 2005. The gains associated with the sale of these receivables are reflected in the table above and are recorded in Gain on receivables sales to HSBC affiliates.
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
In December 2005, we transferred our information technology services employees in the U.K. to a subsidiary of HBEU. Subsequent to the transfer, operating expenses relating to information technology, which have previously been reported as salaries and fringe benefits or other servicing and administrative expenses, are now billed to us by HBEU and reported as support services from HSBC affiliates. Additionally, during the first quarter of 2006, the information technology equipment in the U.K. was sold to HBEU for a purchase price equal to the book value of these assets of $8 million.
In addition, we utilize HSBC Markets (USA) Inc., a related HSBC entity, to lead manage the underwriting of a majority of our ongoing debt issuances. Fees paid for such services totaled approximately $15 million for the three months ended March 31, 2006 and approximately $3 million for the three months ended March 31, 2005. These fees are amortized over the life of the related debt as a component of interest expense in the table above.
Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan sponsored by HNAH. See Note 9, “Pension and Other Postretirement Benefits,” for additional information on this pension plan.
Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans was $17 million for the three months ended March 31, 2006 and $11 million for the prior year quarter. These expenses are recorded in salary and employee benefits and are reflected in the above table. As of March 31, 2006, the total compensation cost related to non-vested stock based compensation awards was approximately $205 million and will be recognized into compensation expense over a weighted-average period of 3.26 years. A more complete description of these plans is included in the 2005 Form 10-K.

9.	Pension and Other Postretirement Benefits

Effective January 1, 2005, the two previously separate domestic defined benefit pension plans of HSBC Finance Corporation and HSBC Bank USA were combined into a single HNAH defined benefit pension plan which facilitated the development of a unified employee benefit policy and unified employee benefit plan for HSBC companies operating in the United States.

HSBC Finance Corporation

The components of pension expense for the domestic defined benefit pension plan reflected in our consolidated statement of income are shown in the table below and reflect the portion of the pension expense of the combined HNAH pension plan which has been allocated to HSBC Finance Corporation:

Three months ended March 31,	2006	2005

	(in millions)
Service cost – benefits earned during the period	$13	$12
Interest cost	15	13
Expected return on assets	(20)	(19)
Recognized (gains) losses	3	-

Net periodic benefit cost	$11	$6

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

Three months ended March 31,	2006	2005

	(in millions)
Service cost – benefits earned during the period	$1	$1
Interest cost	4	4
Expected return on assets	-	-
Recognized (gains) losses	-	-

Net periodic benefit cost	$5	$5

10.	Business Segments

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom, Canada, Ireland and the remainder of Europe. The All Other caption includes our insurance and taxpayer financial services and commercial businesses, as well as our corporate and treasury activities, each of which falls below the quantitative threshold test under SFAS No. 131 for determining reportable segments. There have been no changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the presentation in our 2005 Form 10-K.
We have historically monitored our operations and evaluated trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. This is because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are generally serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, and make decisions about allocating certain resources such as capital on a managed basis. When reporting on a managed basis, net interest income, provision for credit losses and fee income related to receivables securitized are reclassified from securitization related revenue in our owned statement of income into the appropriate caption.

HSBC Finance Corporation

Fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. Reconciliations of our managed basis segment results to managed basis and owned basis consolidated totals are as follows:

							Managed
		Credit			Adjustments/		Basis			Owned Basis
		Card			Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	International	All Other	Items		Totals	Adjustments		Totals

	(in millions)
Three months ended March 31, 2006
Net interest income	$1,822	$769	$182	$(206)	$-		$2,567	$(103	)(3)	$2,464
Securitization related revenue	(49)	(3)	-	(2)	-		(54)	125	(3)	71
Fee and other income	299	517	113	505	(68	)(1)	1,366	(30	)(3)	1,336
Intersegment revenues	57	5	7	(1)	(68	)(1)	-	-		-
Provision for credit losses	403	365	106	(2)	2	(5)	874	(8	)(3)	866
Total costs and expenses	699	433	175	299	-		1,606	-		1,606
Net income	609	305	7	11	(44)		888	-		888
Receivables	115,435	25,146	9,096	199	-		149,876	(3,109	)(4)	146,767
Assets	116,218	25,488	10,091	23,515	(8,523	)(2)	166,789	(3,109	)(4)	163,680

Three months ended March 31, 2005
Net interest income	$1,693	$506	$229	$(208)	$-		$2,220	$(332	)(3)	$1,888
Securitization related revenue	(235)	(64)	10	(19)	-		(308)	393	(3)	85
Fee and other income	285	436	131	650	(34	)(1)	1,468	(91	)(3)	1,377
Intersegment revenues	26	5	4	(1)	(34	)(1)	-	-		-
Provision for credit losses	383	321	165	-	2	(5)	871	(30	)(3)	841
Total costs and expenses	668	324	216	334	-		1,542	-		1,542
Net income	433	148	(9)	77	(23)		626	-		626
Receivables	91,226	19,114	13,041	266	-		123,647	(11,486	)(4)	112,161
Assets	92,368	18,970	13,939	26,804	(8,592	)(2)	143,489	(11,486	)(4)	132,003

(1)	Eliminates intersegment revenues.

(2)	Eliminates investments in subsidiaries and intercompany borrowings.

(3)	Reclassifies net interest income, fee income and provision for credit losses relating to securitized receivables to other revenues.

(4)	Represents receivables serviced with limited recourse.

(5)	Eliminates bad debt recovery sales between operating segments.

11.	New Accounting Pronouncements

Effective January 1, 2006, we adopted FASB Statement No. 123 (Revised), “Share-Based Payment,” (“SFAS No. 123R”). Because we had previously adopted the fair value method of accounting for all equity based awards, the adoption of SFAS No. 123R did not have a significant impact on our operations or cash flow. Substantially all of the disclosure requirements of SFAS No. 123R were included in our 2005 Form 10-K. In addition to changes in the Statement of Cash Flows as required by SFAS No. 123R, other disclosure requirements which were not included in our 2005 Form 10-K are included in Note 8, “Related Party Transactions.”
Effective January 1, 2006, we adopted FASB Statement No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). The adoption of SFAS No 154 did not have any impact on our financial position or results of operations.

HSBC Finance Corporation

Effective January 1, 2006, we adopted FASB Staff Position Nos. FAS 115-1 and FAS 124-1 (“FSP 115-1 and FSP 124-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” in response to Emerging Issues Task Force 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The adoption of the impairment guidance contained in FSP 115-1 and FSP 124-1 did not have a material impact on our financial position or results of operations.
In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be bifurcated and accounted for separately. SFAS No. 155 also requires companies to identify interests in securitized financial assets that are free standing derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest – and principal – only strips are subject to SFAS No. 133, and amends SFAS No 140 to revise the conditions of a qualifying special purpose entity. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of a company’s first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of a company’s fiscal year, provided the company has not yet issued financial statements for that fiscal year. We elected to early adopt SFAS No. 155 effective January 1, 2006. The adoption of SFAS No. 155 did not have a significant impact on our financial position or results of operations.
In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”). SFAS No. 156, which is an amendment to SFAS No. 140, addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify the efforts to obtain hedge-like (offset) accounting. SFAS No. 156 is effective for financial years beginning after September 15, 2006, with early adoption permitted. As we do not currently have servicing assets recorded on our balance sheet, SFAS No. 156 will not have any impact on our financial position or results of operations.

HSBC Finance Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “intends”, “believe”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC Finance Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events. Unless noted, the discussion of our financial condition and results of operations included in MD&A are presented on an owned basis of reporting.
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
Net income was $888 million for the quarter ended March 31, 2006, an increase of 42 percent, compared to $626 million in the prior year quarter. The increase in net income was due to higher net interest income partially offset by lower other revenues, a higher provision for credit losses and higher costs and expenses. The increase in net interest income was due to growth in average receivables and an improvement in the overall yield on the portfolio, partially offset by a higher interest expense. Overall yields increased due to increases in our rates on variable rate products which were in line with market movements and various other repricing initiatives, such as reduced levels of promotional rate balances in 2006. Changes in receivable mix also contributed to the increase in yield due to the impact of increased levels of higher yielding MasterCard/ Visa due to lower securitization levels and our acquisition of Metris Companies, Inc. (“Metris”) in December 2005. Interest expense increased due to a larger balance sheet and a significantly higher cost of funds in line with market movements. Our net interest margin was 6.69 percent for the three months ended March 31, 2006 compared to 6.68 percent for the three months ended March 31, 2005. Net interest margin was flat as the improvement in overall yields on our receivables discussed above was offset by the higher funding costs.
The increase in provision for credit losses resulted from receivable growth, partially offset by lower bankruptcy losses as a result of reduced filings and, as discussed more fully below, a reduction in the estimated loss exposure resulting from Hurricane Katrina (“Katrina”). The decrease in other revenues is primarily due to lower derivative income partially offset by higher fee and other income. The decrease in derivative income was primarily due to a significant reduction during 2005 in the population of interest rate swaps which do not qualify for hedge accounting under SFAS No. 133, which reduces income volatility. Fee income was higher as a result of higher credit card fees due to higher volume in our MasterCard/ Visa portfolios, primarily resulting from our acquisition of Metris in December 2005, and improvements in interchange rates, partially offset by

HSBC Finance Corporation

the impact of new FFIEC guidance which limits certain fee billings for non-prime credit card accounts. Other income was higher primarily due to higher ancillary credit card revenue. Costs and expenses increased primarily to support receivables growth including our acquisition of Metris in December 2005. Amortization of purchase accounting fair value adjustments increased net income by $22 million for the quarter ended March 31, 2006, which included $5 million related to our acquisition of Metris in December 2005, compared to a decrease in net income of $9 million for the quarter ended March 31, 2005.
During the first quarter of 2006, we continued to assess the financial impact of Katrina on our customers living in the Katrina FEMA designated Individual Assistance disaster areas, including the related payment patterns of these customers. As a result of these continuing assessments, including customer contact and the collection of more information associated with the properties located in the FEMA designated area, as applicable, we have reduced our estimate of credit loss exposure by approximately $30 million. We will continue to review our estimate of credit loss exposure relating to Katrina and any adjustments will be reported in earnings when they become known.
Our return on average owned assets (“ROA”) was 2.18 percent for the quarter ended March 31, 2006 compared to 1.90 percent for the quarter ended March 31, 2005. Return on averaged managed assets (“ROMA”) (a non-GAAP financial measure which assumes that securitized receivables have not been sold and are still on our balance sheet) was 2.14 percent for the quarter ended March 31, 2006 compared to 1.73 percent in the year-ago period. ROA and ROMA increased during the quarter ended March 31, 2006 as net income growth, primarily due to higher net interest income, outpaced the growth in average owned and managed assets during the period.
The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation as of March 31, 2006 and 2005 and for the three month periods ended March 31, 2006 and 2005.

Three months ended March 31,	2006	2005

	(dollars are in millions)
Net income:	$888	$626
Owned Basis Ratios:
Return on average owned assets (“ROA”)	2.18%	1.90%
Return on average common shareholder’s(s’) equity (“ROE”)	18.14	15.04
Net interest margin	6.69	6.68
Consumer net charge-off ratio, annualized	2.58	3.15
Efficiency ratio(1)	39.65	43.99
Managed Basis Ratios:(2)
Return on average managed assets (“ROMA”)	2.14%	1.73%
Net interest margin	6.81	7.06
Risk adjusted revenue	7.67	7.39
Consumer net charge-off ratio, annualized	2.69	3.65
Efficiency ratio(1)	39.56	43.59

As of March 31,	2006	2005

	(dollars are in millions)
Receivables:
Owned basis	$146,767	$112,161
Managed basis(2)	149,876	123,647
Two-month-and-over contractual delinquency ratios:
Owned basis	3.62%	3.78%
Managed basis(2)	3.65	3.93

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(2)	Managed basis reporting is a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

HSBC Finance Corporation

Owned receivables were $146.8 billion at March 31, 2006, $139.9 billion at December 31, 2005, and $112.2 billion at March 31, 2005. With the exception of private label, we experienced growth in all our receivable products compared to March 31, 2005, with real estate secured receivables being the primary contributor to the growth. Real estate secured receivables do not include purchases of correspondent receivables directly by HSBC Bank USA of $.9 billion since March 31, 2005, a portion of which we otherwise would have purchased. Purchases of real estate secured receivables from our correspondents by HSBC Bank USA were discontinued effective September 1, 2005. Lower securitization levels as well as the acquisition of Metris in December 2005 also contributed to the increase in owned receivables. Real estate secured receivables were also the primary contributor to growth as compared to December 31, 2005, which was partially offset by normal seasonal run-off in our MasterCard/ Visa.
Our owned basis two-months-and-over-contractual delinquency ratio decreased compared to both the prior quarter and the prior year quarter. The decrease is a result of lower bankruptcy levels following the spike in bankruptcy filings that occurred after the enactment of new bankruptcy legislation in the United States in October 2005, receivable growth and the continuing strong economy in the United States. The decrease compared to the prior quarter also reflects seasonal improvements in collections as customers use their tax refunds to reduce their outstanding balances. Dollars of delinquency also decreased compared to the prior quarter.
Net charge-offs as a percentage of average consumer receivables for the quarter decreased from the prior year quarter largely as a result of lower bankruptcy filings in our MasterCard/ Visa portfolio due to the new bankruptcy legislation in the United States which we believe resulted in an acceleration of net charge-offs in the fourth quarter of 2005, a portion of which would have otherwise been experienced in 2006. Also contributing to the decrease was portfolio growth and the positive impact from the lower delinquency levels we experienced throughout 2005 as a result of a strong economy.
Our owned basis efficiency ratio improved compared to the prior year quarter due to higher net interest income due to higher levels of receivables, partially offset by an increase in total costs and expenses to support receivable growth as well as lower other revenues, primarily due to lower derivative income.
During the first quarter of 2006, we supplemented unsecured debt issuances with proceeds from the continuing sale of newly originated domestic private label receivables to HSBC Bank USA, debt issued to affiliates, increased levels of secured financings and higher levels of commercial paper as a result of the seasonal activity of our TFS business. Because we are a subsidiary of HSBC, our credit ratings have improved and our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of tightened credit spreads, we recognized cash funding expense savings of approximately $214 million during the quarter ended March 31, 2006 and approximately $120 million during the quarter ended March 31, 2005 compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. These tightened credit spreads in combination with the issuance of HSBC Finance Corporation debt and other funding synergies including asset transfers and debt underwriting fees paid to HSBC affiliates have enabled HSBC to realize a run rate for annual cash funding expense savings in excess of $1 billion per year. In the first quarter of 2006, the cash funding expense savings realized by HSBC totaled approximately $280 million.
Securitization of consumer receivables has been a source of funding and liquidity for us. In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under International Financial Reporting Standards (“IFRSs”), starting in the third quarter of 2004 we began to structure all new collateralized funding transactions as secured financings. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of

HSBC Finance Corporation

receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in 2008. We will continue to replenish at reduced levels certain non-public personal non-credit card securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take time for all securitized receivables to pay-off and the related interest-only strip receivables to be reduced to zero. While the termination of sale treatment on new collateralized funding transactions reduced our reported net income under U.S. GAAP, there is no impact on cash received.
Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Unless noted, the discussion of our financial condition and results of operations included in MD&A are presented on an owned basis of reporting.
Managed Basis Reporting We have historically monitored our operations and evaluated trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and remain on our balance sheet. This is because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations and make certain decisions about allocating resources such as capital on a managed basis.
When reporting on a managed basis, net interest income, provision for credit losses and fee income related to receivables securitized are reclassified from securitization related revenue in our owned statement of income into the appropriate caption. Additionally, charge-off and delinquency associated with these receivables are included in our managed basis credit quality statistics.
Debt analysts, rating agencies and fixed income investors have also historically evaluated our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables such investors and other interested parties to better understand the performance and quality of our entire loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned and securitized portfolios. As the level of our securitized receivables falls over time, managed basis and owned basis results will eventually converge. We also now report “Management Basis” results (a non-GAAP financial measure) in Reports on Form 8-K with our quarterly results. Management Basis reporting, in addition to managed basis adjustments, assumes the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on balance sheet. As we continue to manage and service receivables sold to HSBC Bank USA, we make decisions about allocating certain resources, such as employees, on a Management Basis.
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
Preferred securities issued by certain non-consolidated trusts are considered equity in the TETMA and TETMA + Owned Reserves calculations because of their long-term subordinated nature and the ability to defer dividends. Prior to our acquisition by HSBC, our Adjustable Conversion-Rate Equity Security Units

HSBC Finance Corporation

were also considered equity in these calculations. TETMA and TETMA + Owned Reserves exclude the Adjustable Conversion-Rate Equity Security Units for all periods subsequent to our acquisition by HSBC as this more accurately reflects the impact of these items on our equity post acquisition.
International Financial Reporting Standards Because HSBC reports results in accordance with IFRSs and IFRSs results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRSs basis:

Three months ended
March 31, 2006

(in millions)
Net income – U.S. GAAP basis	$888
Adjustments, net of tax:
Securitizations	21
Derivatives and hedge accounting (including fair value adjustments)	(71)
Intangible assets	36
Purchase accounting adjustments	56
Loan origination	(20)
Loan impairment	9
Other	11

Net income – IFRSs basis	$930

Significant differences between U.S. GAAP and IFRSs are as follows:
Securitizations
IFRSs

•	The recognition of securitized assets is governed by a three-step process, which may be applied to the whole asset, or a part of an asset:

–	If the rights to the cash flows arising from securitized assets have been transferred to a third party, and all the risks and rewards of the assets have been transferred, the assets concerned are derecognized.
–	If the rights to the cash flows are retained by HSBC but there is a contractual obligation to pay them to another party, the securitized assets concerned are derecognized if certain conditions are met such as, for example, when there is no obligation to pay amounts to the eventual recipient unless an equivalent amount is collected from the original asset.
–	If some significant risks and rewards of ownership have been transferred, but some have also been retained, it must be determined whether or not control has been retained. If control has been retained, HSBC continues to recognize the asset to the extent of its continuing involvement; if not, the asset is derecognized.
–	The impact from securitizations resulting in higher net income under IFRSs is due to the recognition of income on securitized receivables under U.S. GAAP in prior periods.
US GAAP

•	SFAS 140 “Accounting for Transfers and Servicing of Finance Assets and Extinguishments of Liabilities” requires that receivables that are sold to a special purpose entity (“SPE”) and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over the securitized assets.

HSBC Finance Corporation

•	Control is surrendered over transferred assets if, and only if, all of the following conditions are met:

–	The transferred assets are put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.
–	Each holder of interests in the transferee (i.e. holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.
–	The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

•	If these conditions are not met the securitized assets should continue to be consolidated.
•	When HSBC retains an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the special purpose entity, HSBC recognizes this interest at fair value on sale of the assets to the SPE.
Derivatives and hedge accounting
IFRSs

•	Derivatives are recognized initially, and are subsequently remeasured, at fair value. Fair values of exchange-traded derivatives are obtained from quoted market prices. Fair values of over-the-counter (“OTC”) derivatives are obtained using valuation techniques, including discounted cash flow models and option pricing models.
•	In the normal course of business, the fair value of a derivative on initial recognition is considered to be the transaction price (that is the fair value of the consideration given or received). However, in certain circumstances the fair value of an instrument will be evidenced by comparison with other observable current market transactions in the same instrument (without modification or repackaging) or will be based on a valuation technique whose variables include only data from observable markets, including interest rate yield curves, option volatilities and currency rates. When such evidence exists, HSBC recognizes a trading profit or loss on inception of the derivative. When unobservable market data have a significant impact on the valuation of derivatives, the entire initial change in fair value indicated by the valuation model is not recognized immediately in the income statement but is recognized over the life of the transaction on an appropriate basis or recognized in the income statement when the inputs become observable, or when the transaction matures or is closed out.
•	Derivatives may be embedded in other financial instruments; for example, a convertible bond has an embedded conversion option. An embedded derivative is treated as a separate derivative when its economic characteristics and risks are not clearly and closely related to those of the host contract, its terms are the same as those of a stand-alone derivative, and the combined contract is not held for trading or designated at fair value through profit and loss. These embedded derivatives are measured at fair value with changes in fair value recognized in the income statement.
•	Derivatives are classified as assets when their fair value is positive, or as liabilities when their fair value is negative. Derivative assets and liabilities arising from different transactions are only netted if the transactions are with the same counterparty, a legal right of offset exists, and the cash flows are intended to be settled on a net basis.
•	The method of recognizing the resulting fair value gains or losses depends on whether the derivative is held for trading, or is designated as a hedging instrument and, if so, the nature of the risk being hedged. All gains and losses from changes in the fair value of derivatives held for trading are recognized in the income statement. When derivatives are designated as hedges, HSBC classifies them as either: (i) hedges of the change in fair value of recognized assets or liabilities or firm commitments (“fair value hedge”); (ii) hedges of the variability in highly probable future cash flows attributable to a recognized asset or liability, or a forecast transaction (“cash flow hedge”); or (iii) hedges of net investments in a foreign operation (“net investment hedge”). Hedge accounting is applied to derivatives designated as hedging instruments in a fair value, cash flow or net investment hedge provided certain criteria are met.

HSBC Finance Corporation

Hedge Accounting:

–	It is HSBC’s policy to document, at the inception of a hedge, the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking the hedge. The policy also requires documentation of the assessment, both at hedge inception and on an ongoing basis, of whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items attributable to the hedged risks.
Fair value hedge:

–	Changes in the fair value of derivatives that are designated and qualify as fair value hedging instruments are recorded in the income statement, together with changes in the fair values of the assets or liabilities or groups thereof that are attributable to the hedged risks.
–	If the hedging relationship no longer meets the criteria for hedge accounting, the cumulative adjustment to the carrying amount of a hedged item is amortized to the income statement based on a recalculated effective interest rate over the residual period to maturity, unless the hedged item has been derecognized whereby it is released to the income statement immediately.
Cash flow hedge:

–	The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. Any gain or loss relating to an ineffective portion is recognized immediately in the income statement.
–	Amounts accumulated in equity are recycled to the income statement in the periods in which the hedged item will affect the income statement. However, when the forecast transaction that is hedged results in the recognition of a non-financial asset or a non-financial liability, the gains and losses previously deferred in equity are transferred from equity and included in the initial measurement of the cost of the asset or liability.
–	When a hedging instrument expires or is sold, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity until the forecast transaction is ultimately recognized in the income statement. When a forecast transaction is no longer expected to occur, the cumulative gain or loss that was reported in equity is immediately transferred to the income statement.
Net investment hedge:

–	Hedges of net investments in foreign operations are accounted for in a similar manner to cash flow hedges. Any gain or loss on the hedging instrument relating to the effective portion of the hedge is recognized in equity; the gain or loss relating to the ineffective portion is recognized immediately in the income statement. Gains and losses accumulated in equity are included in the income statement on the disposal of the foreign operation.
Hedge effectiveness testing:

–	IAS 39 requires that at inception and throughout its life, each hedge must be expected to be highly effective (prospective effectiveness) to qualify for hedge accounting. Actual effectiveness (retrospective effectiveness) must also be demonstrated on an ongoing basis.
–	The documentation of each hedging relationship sets out how the effectiveness of the hedge is assessed.
–	For prospective effectiveness, the hedging instrument must be expected to be highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period for which the hedge is designated. For retrospective effectiveness, the changes in fair value or cash flows must offset each other in the range of 80 per cent to 125 per cent for the hedge to be deemed effective.
Derivatives that do not qualify for hedge accounting:

–	All gains and losses from changes in the fair value of any derivatives that do not qualify for hedge accounting are recognized immediately in the income statement.

HSBC Finance Corporation

US GAAP

•	The accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” is generally consistent with that under IAS 39, which HSBC has followed in its IFRSs reporting from January 1, 2005, as described above. However, specific assumptions regarding hedge effectiveness under US GAAP are not permitted by IAS 39.
•	The requirements of SFAS No. 133 have been effective from January 1, 2001.
•	The US GAAP ‘shortcut method’ permits an assumption of zero ineffectiveness in hedges of interest rate risk with an interest rate swap provided specific criteria have been met. IAS 39 does not permit such an assumption, requiring a measurement of actual ineffectiveness at each designated effectiveness testing date.
•	In addition, IFRSs allows greater flexibility in the designation of the hedged item. Under US GAAP, all contractual cash flows must form part of the designated relationship, whereas IAS 39 permits the designation of identifiable benchmark interest cash flows only.
•	Under US GAAP, derivatives receivable and payable with the same counterparty may be reported net on the balance sheet when there is an executed ISDA Master Netting Arrangement covering enforceable jurisdictions. These contracts do not meet the requirements for set off under IAS 32 and hence are presented gross on the balance sheet for IFRSs.
Designation of financial assets and liabilities at fair value through profit and loss
IFRSs

•	Under IAS 39, a financial instrument, other than one held for trading, is classified in this category if it meets the criteria set out below, and is so designated by management. An entity may designate financial instruments at fair value where the designation:

–	eliminates or significantly reduces a measurement or recognition inconsistency that would otherwise arise from measuring financial assets or financial liabilities or recognizing the gains and losses on them on different bases; or
–	applies to a group of financial assets, financial liabilities or both that is managed and its performance evaluated on a fair value basis, in accordance with a documented risk management or investment strategy, and where information about that group of financial instruments is provided internally on that basis to management; or
–	relates to financial instruments containing one or more embedded derivatives that significantly modify the cash flows resulting from those financial instruments.

•	Financial assets and financial liabilities so designated are recognized initially at fair value, with transaction costs taken directly to the income statement, and are subsequently remeasured at fair value. This designation, once made, is irrevocable in respect of the financial instruments to which it relates. Financial assets and financial liabilities are recognized using trade date accounting.
•	Gains and losses from changes in the fair value of such assets and liabilities are recognized in the income statement as they arise, together with related interest income and expense and dividends.
US GAAP

•	There are no provisions in US GAAP to make an election similar to that in IAS 39.
•	Generally, for financial assets to be measured at fair value with gains and losses recognized immediately in the income statement, they must meet the definition of trading securities in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. Financial liabilities are generally reported at amortized cost under US GAAP.

HSBC Finance Corporation

Goodwill, Purchase Accounting and Intangibles
IFRSs

•	Prior to 1998, goodwill under UK GAAP was written off against equity. HSBC did not elect to reinstate this goodwill on its balance sheet upon transition to IFRSs. From January 1, 1998 to December 31, 2003 goodwill was capitalized and amortized over its useful life. The carrying amount of goodwill existing at December 31, 2003 under UK GAAP was carried forward under the transition rules of IFRS from January 1, 2004, subject to certain adjustments.
•	IFRS 3 “Business Combinations” requires that goodwill should not be amortized but should be tested for impairment at least annually at the reporting unit level by applying a test based on recoverable amounts.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their market price on the date the transaction is completed.
US GAAP

•	Up to June 30, 2001, goodwill acquired was capitalized and amortized over its useful life which could not exceed 25 years. The amortization of previously acquired goodwill ceased with effect from December 31, 2001.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their average market price over a reasonable period before and after the date on which the terms of the acquisition are agreed and announced.
•	Changes in tax estimates of the basis in assets and liabilities or other tax estimates recorded at the date of acquisition by HSBC are adjusted against goodwill.
Loan origination
IFRSs

•	Certain loan fee income and incremental directly attributable loan origination costs are amortized to the income statement over the life of the loan as part of the effective interest calculation under IAS 39.
US GAAP

•	Certain loan fee income and direct but not necessarily incremental loan origination costs, including an apportionment of overheads, are amortized to the profit and loss account over the life of the loan as an adjustment to interest income (SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.)
Loan impairment
IFRSs

•	When statistical models, using historic loss rates adjusted for economic conditions, provide evidence of impairment in portfolios of loans, their values are written down to their net recoverable amount. The net recoverable amount is the present value of the estimated future recoveries discounted at the portfolio’s original effective interest rate. The calculations include a reasonable estimate of recoveries on loans individually identified for write-off pursuant to HSBC’s credit guidelines.
US GAAP

•	Where the delinquency status of loans in a portfolio is such that there is no realistic prospect of recovery, the loans are written off in full, or to recoverable value where collateral exists. Delinquency depends on the number of days payment is overdue. The delinquency status is applied consistently across similar loan products in accordance with HSBC’s credit guidelines. When local regulators mandate the delinquency status at which write-off must occur for different retail loan products and these regulations reasonably reflect estimable recoveries on individual loans, this basis of measuring loan impairment is reflected in US GAAP accounting. Cash recoveries relating to pools of such written-off loans, if any, are reported as loan recoveries upon collection.

HSBC Finance Corporation

Quantitative Reconciliations of Non-GAAP Financial Measures to GAAP Financial Measures For a reconciliation of managed basis net interest income, fee income and provision for credit losses to the comparable owned basis amounts, see Note 10, “Business Segments,” to the accompanying consolidated financial statements. For a reconciliation of our owned loan portfolio by product to our managed loan portfolio, see Note 3, “Receivables,” to the accompanying consolidated financial statements. For additional quantitative reconciliations of non-GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to GAAP Financial Measures.”
Receivables Review

The following table summarizes owned receivables at March 31, 2006 and increases (decreases) over prior periods:

		Increases (decreases) from

		December 31,		March 31,
		2005		2005
	March 31,
	2006	$	%	$	%

	(dollars are in millions)
Real estate secured	$89,492	$6,666	8.0%	$21,006	30.7%
Auto finance	11,186	482	4.5	3,079	38.0
MasterCard/ Visa	23,449	(661)	(2.7)	7,895	50.8
Private label	2,428	(92)	(3.7)	(702)	(22.4)
Personal non-credit card(1)	20,006	461	2.4	3,398	20.5
Commercial and other	206	(2)	(1.0)	(70)	(25.4)

Total owned receivables	$146,767	$6,854	4.9%	$34,606	30.9%

(1)	Personal non-credit card receivables are comprised of the following:

		Increases (decreases) from

		December 31,		March 31,
		2005		2005
	March 31,
	2006	$	%	$	%

		(dollars are in millions)
Domestic personal non-credit card	$11,944	$550	4.8%	$3,510	41.6%
Union Plus personal non-credit card	298	(35)	(10.5)	(128)	(30.0)
Personal homeowner loans	4,241	68	1.6	551	14.9
Foreign personal non-credit card	3,523	(122)	(3.3)	(535)	(13.2)

Total personal non-credit card	$20,006	$461	2.4%	$3,398	20.5%

Receivable increases (decreases) since March 31, 2005 Driven by growth in our correspondent and branch businesses, real estate secured receivables increased over the year-ago period. Real estate secured receivable levels do not include HSBC Bank USA’s purchase of receivables directly from correspondents totaling $.9 billion since March 31, 2005, a portion of which we otherwise would have purchased. Purchases of real estate secured receivables from our correspondents by HSBC Bank USA were discontinued effective September 1, 2005. Real estate secured receivable levels in our branch-based consumer lending business improved because of higher sales volumes as we continue to emphasize real estate secured loans, including near-prime mortgage products. Also contributing to the increase were purchases of $1.6 billion from portfolio acquisition programs since the prior year quarter. We have continued to focus on increasing our mix of junior lien loans through portfolio acquisitions and continue to expand our sources for purchasing newly originated loans from flow correspondents. Auto finance receivables increased over the year-ago period due to organic growth principally in the near-prime portfolio. This came from newly originated loans acquired from our

HSBC Finance Corporation

dealer network, growth in the consumer direct loan program and lower securitization levels. Additionally, we have experienced continued growth from the expansion of our auto finance program in Canada. MasterCard and Visa receivables growth reflects the $5.3 billion of receivables acquired as part of our acquisition of Metris in December 2005, strong domestic organic growth especially in our HSBC branded prime, Union Privilege and non-prime portfolios, lower securitization levels and the successful launch of a MasterCard/ Visa program in Canada in 2005. These increases were partially offset by the sale of our U.K. credit card business in December 2005 which included $2.2 billion of MasterCard/ Visa receivables. Private label receivables decreased from the year ago period as a result of lower retail sales volumes in the U.K., the sale of our U.K. credit card business in December 2005, which included $300 million of private label receivables, and changes in the foreign exchange rate since March 31, 2005. Personal non-credit card receivables increased from the year-ago period as a result of increased marketing, including several large direct mail campaigns, lower securitization levels and changes in the foreign exchange rate since March 31, 2005 for our foreign personal non-credit card receivables.
Receivable increases (decreases) since December 31, 2005 Both our correspondent and branch businesses reported growth in their real estate secured portfolios as discussed above. Contributing to the increase in real estate secured receivable levels were purchases of $.5 billion from portfolio acquisition programs since December 31, 2005. Growth in our auto finance portfolio reflects lower levels of securitizations, organic growth and increased volume in both the dealer network and the consumer direct loan program. The decrease in our MasterCard/ Visa portfolio reflects normal seasonal run-off, partially offset by lower securitization levels. Our foreign private label portfolio decreased due to decreases in retail sales volume in the U.K. Personal non-credit card receivables increased as a result of increased marketing and lower securitization levels.
Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statement of income.
Net interest income The following table summarizes net interest income:

					Increase (decrease)

Three months ended March 31,	2006	(1)	2005	(1)	Amount	%

Finance and other interest income	$4,087	11.10%	$2,950	10.44%	$1,137	38.5%
Interest expense	1,623	4.41	1,062	3.76	561	52.8

Net interest income	$2,464	6.69%	$1,888	6.68%	$576	30.5%

(1)	% Columns: comparison to average owned interest-earning assets.
The increase in net interest income during the quarter ended March 31, 2006 was due to higher average receivables and a higher overall yield, partially offset by higher interest expense. Overall yields increased due to increases in our rates on variable rate products which were in line with market movements and various other repricing initiatives, such as reduced levels of promotional rate balances in 2006. Changes in receivable mix also contributed to the increase in yield due to the impact of increased levels of higher yielding MasterCard/ Visa due to lower securitization levels and our acquisition of Metris in December 2005. The higher interest expense was due to a larger balance sheet and a significantly higher cost of funds due to a rising interest rate environment. In addition, as part of our overall liquidity management strategy, we continue to extend the maturity of our liability profile which results in higher interest expense. Our purchase accounting fair value adjustments include both amortization of fair value adjustments to our external debt obligations and receivables. Amortization of purchase accounting fair value adjustments increased net interest income by $114 million, which included $17 million relating to Metris, during the quarter ended March 31, 2006 and $113 million during the quarter ended March 31, 2005.

HSBC Finance Corporation

Net interest margin, annualized, was primarily flat during the three months ended March 31, 2006 as compared to the year-ago period as the improvement in the overall yield on our receivable portfolio, as discussed above, was offset by the higher funding costs. The following table shows the impact of these items on net interest margin at March 31, 2006:

Net interest margin for the three months ended March 31, 2005	6.68%
Impact to net interest margin resulting from:
Sale of U.K. credit card business in December 2005	.04
Metris acquisition in December 2005	.36
Receivable pricing	.32
Receivable mix	.08
Cost of funds	(.67)
Other	(.12)

Net interest margin for the three months ended March 31, 2006	6.69%

Our net interest income on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest income was $2.6 billion in the three months ended March 31, 2006, an increase of 16 percent from $2.2 billion in the three months ended March 31, 2005. Managed basis net interest margin, annualized, was 6.81 percent in the first quarter of 2006, compared to 7.06 percent in the year-ago period. The decrease was due to higher funding costs due to a larger managed basis balance sheet and a rising interest rate environment, partially offset by the higher yields on our receivables as discussed above. The following table shows the impact of these items on our net interest margin on a managed basis at March 31, 2006:

Net interest margin for the three months ended March 31, 2005	7.06%
Impact to net interest margin resulting from:
Sale of U.K. credit card business in December 2005	.03
Metris acquisition in December 2005	.35
Receivable pricing	.34
Receivable mix	(.23)
Cost of funds	(.74)
Other	-

Net interest margin for the three months ended March 31, 2006	6.81%

Net interest margin on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields. The effect on net interest margin of receivable mix is greater on a managed basis because on an owned basis, the impact of higher levels of higher yielding MasterCard/ Visa receivables due to lower securitization levels is offsetting the impact of higher levels of lower yielding correspondent real estate secured receivables that we see in our managed portfolio.
Managed basis risk adjusted revenue (a non-GAAP financial measure which represents net interest income, plus other revenues, excluding securitization related revenue and the mark-to-market on derivatives which do not qualify as effective hedges and ineffectiveness associated with qualifying hedges under SFAS No. 133, less net charge-offs as a percentage of average interest earning assets) increased to 7.67 percent at March 31, 2006 from 7.39 percent at March 31, 2005. Managed basis risk adjusted revenue increased as the positive credit and delinquency trends due to the continuing strong economy in the United States as well as lower bankruptcy losses as a result of reduced filings in the United States led to lower charge-offs which more than compensated

HSBC Finance Corporation

for the decline in net interest margin discussed above. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures.
Provision for credit losses The following table summarizes provision for credit losses:

			Increase (decrease)

	2006	2005	Amount	%

	(dollars are in millions)
Three months ended March 31,	$866	$841	$25	3.0%
Our provision for credit losses increased during the first quarter of 2006. The increase in the provision for credit losses reflects higher receivable levels, partially offset by a significant decline in bankruptcy filings, a continued strong economy in the United States and a reduction in the estimated loss exposure resulting from Katrina. The provision as a percent of average owned receivables, annualized, was 2.40 percent in the first quarter of 2006, compared to 3.08 percent in the year-ago period. During the current quarter, credit loss reserves decreased as the provision for owned credit losses was $62 million less than net charge-offs. In the first quarter of 2005, the provision for owned credit losses was $22 million less than net charge-offs. The provision for credit losses may vary from quarter to quarter depending on the product mix and credit quality of loans in our portfolio. See “Credit Quality” included in this MD&A for further discussion of factors affecting the provision for credit losses.
Other revenues The following table summarizes other revenues:

			Increase (decrease)

Three months ended March 31,	2006	2005	Amount	%

	(dollars are in millions)
Securitization related revenue	$71	$85	$(14)	(16.5)%
Insurance revenue	230	221	9	4.1
Investment income	34	33	1	3.0
Derivative income	57	260	(203)	(78.1)
Fee income	392	306	86	28.1
Taxpayer financial services revenue	234	243	(9)	(3.7)
Gain on receivable sales to HSBC affiliates	85	100	(15)	(15.0)
Servicing fees from HSBC affiliates	108	101	7	6.9
Other income	196	113	83	73.5

Total other revenues	$1,407	$1,462	$(55)	(3.8)%

Securitization related revenue is the result of the securitization of our receivables and includes the following:

			Increase (decrease)

Three months ended March 31,	2006	2005	Amount	%

	(dollars are in millions)
Net initial gains	$-	$-	$-	-
Net replenishment gains(1)	15	53	(38)	(71.7)%
Servicing revenue and excess spread	56	32	24	75.0

Total	$71	$85	$(14)	(16.5)%

(1)	Net replenishment gains reflect inherent recourse provisions of $14 million in the first quarter of 2006 and $86 million in the first quarter of 2005.
The decline in securitization related revenue in 2006 was due to decreases in the level of securitized receivables as a result of our decision in the third quarter of 2004 to structure all new collateralized funding transactions as secured financings. Because existing public MasterCard and Visa credit card transactions were

HSBC Finance Corporation

structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in 2008. We will continue to replenish at reduced levels, certain non-public personal non-credit card securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take time for all securitized receivables to pay-off and the related interest-only strip receivables to be reduced to zero. While the termination of sale treatment on new collateralized funding transactions reduced our reported net income under U.S. GAAP, there is no impact on cash received.
Insurance revenue was relatively flat during the first quarter of 2006 as increased revenue in our domestic operations resulting from higher volume in our debt cancellation products and life insurance line were partially offset by a decrease in sales volumes in our U.K. operations.
Investment income, which includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities, was essentially flat in the first quarter of 2006 as lower average insurance balances were offset by increases in interest rates.
Derivative income, which includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS No. 133 as well as the ineffectiveness on derivatives associated with our qualifying hedges, is summarized in the table below:

Three months ended March 31,	2006	2005

	(in millions)
Net realized gains (losses)	$4	$15
Mark-to-market on derivatives which do not qualify as effective hedges	(10)	245
Ineffectiveness	63	-

Total	$57	$260

Derivative income decreased in 2006 primarily due to a significant reduction during 2005 in the population of interest rate swaps which do not qualify for hedge accounting under SFAS No. 133. The income from ineffectiveness in the first quarter of 2006 resulted from the designation during 2005 of a significant number of our derivatives, which had previously not qualified for hedge accounting under SFAS No. 133, as effective hedges under the long-haul method of accounting. In addition, substantially all of the hedge relationships which qualified under the shortcut method provisions of SFAS No. 133 have now been redesignated as hedges under the long-haul method of hedge accounting. Redesignation of swaps as effective hedges reduces the overall volatility of reported mark-to-market income, although establishing such swaps as long-haul hedges creates volatility as a result of hedge ineffectiveness. For certain new hedging relationships, however, we continued to experience income volatility during the period before hedging documentation was put in place. We are working to improve this process and reduce the delay between executing the swap and establishing hedge accounting. Additionally, we continue to evaluate the steps required to regain hedge accounting treatment under SFAS No. 133 for a portion of the remaining swaps which do not currently qualify for hedge accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the three months ended March 31, 2006 should not be considered indicative of the results for any future periods.
Fee income, which includes revenues from fee-based products such as credit cards, increased in the first quarter of 2006 due to higher credit card fees, particularly relating to our non-prime credit card portfolio, due to higher levels of MasterCard/ Visa credit card receivables, primarily as a result of our acquisition of Metris in December 2005 and in improvements in the interchange rates after the first quarter of 2005. These increases were partially offset by the impact of new FFIEC guidance which limits certain fee billings for non-prime

HSBC Finance Corporation

credit card accounts. See “Segment Results – Managed Basis” for additional information on fee income on a managed basis.
Taxpayer financial services (“TFS”) revenue decreased during the three months ended March 31, 2006 as TFS revenue during the three months ended March 31, 2005 reflects a gain of $24 million on the sale of certain bad debt recovery rights to a third party. Excluding the impact of this gain in the prior year quarter, TFS revenue increased in the first quarter 2006 due to increased loan volume in the 2006 tax season.
Gain on receivable sales to HSBC affiliates includes the daily sales of domestic private label receivable originations (excluding retail sales contracts) and certain MasterCard/ Visa account originations to HSBC Bank USA. The decrease in the gain on receivable sales to HSBC affiliates primarily reflects lower pricing on the daily sales of domestic private label receivable originations during the first quarter of 2006. Pricing for the daily sale of domestic private label receivable originations has been negatively impacted by higher funding costs as well as lower returns on new merchant relationships.
Servicing fees from HSBC affiliates represents revenue received under service level agreements under which we service MasterCard/ Visa credit card and domestic private label receivables as well as real estate secured and auto finance receivables for HSBC affiliates. The increases relate to higher levels of receivables being serviced during the first quarter of 2006.
Other income increased in the first quarter of 2006 primarily due to higher ancillary credit card revenue as a result of higher levels of MasterCard/ Visa receivables, including the acquisition of Metris in December 2005, and higher gains on miscellaneous asset sales, including the partial sale of a real estate investment.
Costs and expenses Effective December 20, 2005, our U.K. based technology services employees were transferred to HSBC Bank plc (“HBEU”). As a result, operating expenses relating to information technology, which have previously been reported as salaries and fringe benefits, are now billed to us by HBEU and reported as support services from HSBC affiliates.
The following table summarizes total costs and expenses:

			Increase
			(decrease)

Three months ended March 31,	2006	2005	Amount	%

	(dollars are in millions)
Salaries and employee benefits	$581	$497	$84	16.9%
Sales incentives	80	82	(2)	(2.4)
Occupancy and equipment expenses	83	87	(4)	(4.6)
Other marketing expenses	173	180	(7)	(3.9)
Other servicing and administrative expenses	239	258	(19)	(7.4)
Support services from HSBC affiliates	252	209	43	20.6
Amortization of intangibles	80	107	(27)	(25.2)
Policyholders’ benefits	118	122	(4)	(3.3)

Total costs and expenses	$1,606	$1,542	$64	4.2%

Salaries and employee benefits increased in the first quarter of 2006 as a result of additional staffing in our consumer lending, mortgage services, retail services and Canadian operations to support growth as well as additional staffing in our credit card services operations as a result of the acquisition of Metris in December 2005. These increases were offset by lower salaries and employee benefits expense in our U.K. operations as a result of the sale of our U.K. credit card business and the transfer of our U.K. based technology services employees to HBEU in December 2005.

HSBC Finance Corporation

Sales incentives were essentially flat during the first quarter of 2006 as higher volumes in our consumer lending branches and Canadian business were offset by a decrease in sales incentives in our mortgage services business as well as our U.K. operations.
Occupancy and equipment expenses decreased in the first quarter of 2006 as a result of the sale of our U.K. credit card business in December 2005 which included the lease associated with the credit card call center. This decrease was partially offset by higher occupancy and equipment expenses resulting from our acquisition of Metris in December 2005.
Other marketing expenses includes payments for advertising, direct mail programs and other marketing expenditures. The decrease in the first quarter of 2006 was primarily due to decreased marketing expenses in our U.K. operations as a result of the sale of our U.K. credit card business in December 2005.
Other servicing and administrative expenses decreased during the three months ended March 31, 2006 as compared to the year-ago period. During the first quarter of 2006 we incurred lower professional services fees, including lower legal and consulting expenses and a lower provision for fraud losses which was partially offset by higher insurance operating expenses and higher REO expenses.
Support services from HSBC affiliates, includes technology and other services charged to us by HSBC Technology and Services (USA) Inc. (“HTSU”), which increased in the first quarter of 2006 primarily due to receivable growth. Additionally, in the first quarter of 2006, support services from HSBC affiliates also includes certain information technology operating expenses for our U.K. operations charged to us by HBEU.
Amortization of intangibles decreased in the first quarter of 2006 as a result of lower intangible amortization for our purchased credit card relationships due to a contract renegotiation with one of our co-branded credit card partners, lower amortization related to an individual contractual relationship and lower amortization associated with our U.K. operations as a result of the sale of our U.K. credit card business in December 2005. These decreases were partially offset by increased amortization associated with the Metris cardholder relationships.
Policyholders’ benefits decreased slightly in the first quarter of 2006 primarily due to lower amortization of fair value adjustments relating to our insurance business.
Efficiency ratio The following table summarizes our owned basis efficiency ratio:

	2006	2005

Three months ended March 31	39.65%	43.99%
Our owned basis efficiency ratio improved compared to the prior year quarter due to higher net interest income due to higher levels of receivables, partially offset by an increase in total costs and expenses to support receivable growth as well as lower other revenues, primarily due to lower derivative income.
Segment Results – Managed Basis

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom, Canada, the Republic of Ireland, Slovakia, the Czech Republic and Hungary. The All Other caption includes our insurance and taxpayer financial services and commercial businesses, as well as our corporate and treasury activities, each of which falls below the quantitative threshold test under SFAS No. 131 for determining reportable segments. There have been no changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the presentation in our 2005 Form 10-K.
We have historically monitored our operations and evaluated trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance

HSBC Finance Corporation

sheet. This is because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations and make certain decisions about allocating resources such as capital on a managed basis.
When reporting on a managed basis, net interest income, provision for credit losses and fee income related to receivables securitized are reclassified from securitization related revenue in our owned statement of income into the appropriate caption.
Consumer Segment The following table summarizes results for our Consumer segment:

			Increase (decrease)

Three months ended March 31	2006	2005	Amount	%

	(dollars are in millions)
Net income	$609	$433	$176	40.6%
Net interest income	1,822	1,693	129	7.6
Securitization related revenue	(49)	(235)	186	79.1
Fee and other income	299	285	14	4.9
Intersegment revenues	57	26	31	100+
Provision for credit losses	403	383	20	5.2
Total costs and expenses	699	668	31	4.6
Receivables	115,435	91,226	24,209	26.5
Assets	116,218	92,368	23,850	25.8
Net interest margin, annualized	6.46%	7.54%	-	-
Return on average managed assets	2.16	1.91	-	-
Our Consumer Segment reported higher net income in the first quarter of 2006 due to higher net interest income, higher fee and other income, and higher securitization related revenue, partially offset by higher provision for credit losses and higher costs and expenses. Net interest income increased during the quarter ended March 31, 2006 primarily due to higher average receivables, partially offset by higher interest expense. Net interest margin decreased from the year ago period due to a shift in mix due to growth in lower yielding receivables and product expansion into near-prime consumer segments. Also contributing to the decrease were lower yields on auto finance receivables as we have targeted higher credit quality customers. Although higher credit quality receivables generate lower yields, such receivables are expected to result in lower operating costs, delinquency ratios and charge-off. These lower yields were partially offset by higher pricing on our variable rate products. A higher cost of funds due to a rising interest rate environment also contributed to the decrease in net interest margin.
The increase in fee and other income in the first quarter of 2006 is due to higher servicing fees from HSBC Bank USA on the sold domestic private label receivable portfolio and higher credit insurance commissions, partially offset by lower gains on receivable sales including sales of domestic private label receivable originations to HSBC Bank USA. Securitization related revenue was higher due to lower amortization of prior period gains as a result of reduced securitization levels. Costs and expenses were higher due to higher salary expense and higher support services from affiliates.
Our managed basis provision for credit losses, which includes both provision for owned basis receivables and over-the-life provision for receivables serviced with limited recourse, increased during the first quarter of 2006 due to receivable growth, partially offset by lower levels of bankruptcy filings in the United States in the first quarter of 2006 and a reduction in the estimated loss exposure resulting from Katrina of approximately $7 million. We have experienced higher dollars of net charge-offs in our owned portfolio during the first quarter of 2006 due to lower securitization levels. These factors have been more than offset by the impact of the lower delinquency levels we have experienced in the first quarter of 2006 driven by a significant decline in bankruptcy filings and a continued strong economy in the United States which resulted in a decrease to our owned provision for credit losses compared to the prior year quarter. Over-the-life provision for credit losses

HSBC Finance Corporation

for securitized receivables recorded in any given period reflects the level and product mix of securitizations in that period. Subsequent charge-offs of securitized receivables result in a decrease in the over-the-life reserves without any corresponding increase to managed loss provision. In the first quarter of 2006, we decreased managed loss reserves as net charge-offs were greater than the provision for credit losses by $226 million. Net charge-offs were greater than the provision for credit losses by $272 million for the three months ended March 31, 2005.
Managed receivables increased 7 percent to $115.4 billion at March 31, 2006 as compared to $108.3 billion at December 31, 2005. We continued to experience strong growth in the first quarter of 2006 in our real estate secured portfolio in both our correspondent and branch-based consumer lending businesses. We have continued to focus on increasing our mix of junior lien loans through portfolio acquisitions and continue to expand our sources for purchasing newly originated loans from flow correspondents. Contributing to the increase were purchases of $.5 billion from portfolio acquisition programs since the prior quarter. Our auto finance portfolio also reported growth due to organic growth and increased volume in both the dealer network and the consumer direct loan program. Personal non-credit card receivables increased from the prior year as we have increased the availability of this product due to the strong U.S. economy. The success of several large direct mail campaigns also contributed to growth in the portfolio.
Compared to March 31, 2005, managed receivables increased 27 percent. Real estate growth was also strong compared to the year ago period as a result of strong growth in both our correspondent and branch-based consumer lending businesses. We have continued to focus on increasing our mix of junior lien loans through portfolio acquisitions and continue to expand our sources for purchasing newly originated loans from flow correspondents. Real estate secured receivable levels at March 31, 2006 do not include $.9 billion of correspondent receivables purchased directly by HSBC Bank USA since March 31, 2005, a portion of which we otherwise would have purchased. Also contributing to the increase were purchases of $1.6 billion from portfolio acquisition programs since the prior year quarter. Growth in our auto finance portfolio from the year ago period is due to organic growth, principally in the near-prime portfolio. This came from newly originated loans acquired from our dealer network and growth in the consumer loan program. Growth in our personal non-credit card portfolio was the result of increased marketing, including several large direct mail campaigns.
Return on average managed assets (“ROMA”) was 2.16 percent for the first quarter of 2006, compared to 1.91 percent in the year-ago period. The increase in the ratio in the first quarter of 2006 is due to the increase in net income discussed above which grew faster than average managed assets.
In accordance with Federal Financial Institutions Examination Council (“FFIEC”) guidance, the required minimum monthly payment amounts for domestic private label credit card accounts have changed. The implementation of these new requirements began in the fourth quarter of 2005 and was completed in the first quarter of 2006. As previously discussed, we sell new domestic private label receivable originations (excluding retail sales contracts) to HSBC Bank USA on a daily basis. Estimates of the potential impact to the business are based on numerous assumptions and take into account a number of factors which are difficult to predict, such as changes in customer behavior, which will not be fully known or understood until the changes have been in place for a period of time. Based on current estimates, we anticipate that these changes will have an unfavorable impact on the premiums associated with these daily sales in 2007. It is not expected this reduction will have a material impact on either the results of the Consumer Segment or our consolidated results.

HSBC Finance Corporation

Credit Card Services Segment The following table summarizes results for our Credit Card Services segment.

			Increase (decrease)

Three months ended March 31	2006	2005	Amount	%

	(dollars are in millions)
Net income	$305	$148	$157	100+	%
Net interest income	769	506	263	52.0
Securitization related revenue	(3)	(64)	61	95.3
Fee and other income	517	436	81	18.6
Intersegment revenues	5	5	-	-
Provision for credit losses	365	321	44	13.7
Total costs and expenses	433	324	109	33.6
Receivables	25,146	19,114	6,032	31.6
Assets	25,488	18,970	6,518	34.4
Net interest margin, annualized	11.86%	10.34%	-	-
Return on average managed assets	4.67	3.06	-	-
Our Credit Card Services Segment reported higher net income in the first quarter of 2006. The increase in net income was primarily due to higher net interest income, higher fee and other income and higher securitization related revenue partially offset by higher provision for credit losses and higher costs and expenses. The acquisition of Metris, which was completed in December 2005, contributed $23 million of net income during the quarter. Net interest income increased as a result of the Metris acquisition, which contributed to higher overall yields due in part to higher levels of near-prime receivables, partially offset by higher interest expense. Net interest margin increased in the first quarter of 2006 primarily due to higher overall yields due to increases in non-prime receivable levels, including the receivables acquired as part of Metris, higher pricing on variable rate products and other repricing initiatives, such as reduced levels of promotional rate balances in 2006. These increases were partially offset by a higher cost of funds. Although our non-prime receivables tend to have smaller balances, they generate higher returns both in terms of net interest margin and fee income. Increases in fee and other income resulted from portfolio growth, including the Metris receivable portfolios acquired in December 2005, and improvements in interchange rates since March 2005. This increase in fee income was partially offset by adverse impacts of limiting certain fee billings on non-prime credit card accounts as discussed below. Our provision for credit losses was higher in the first quarter of 2006 as a result of portfolio growth, including additions from the Metris acquisition, partially offset by a reduction in our estimated loss exposure related to Katrina of approximately $23 million and the impact of lower levels of bankruptcy filings in the first quarter of 2006. We increased managed loss reserves by recording loss provision greater than net charge-off of $104 million in the first quarter of 2006. The increase in loss provision is related to the Metris acquisition, partly offset by a decrease in loss provision for the other portfolios. In the first quarter of 2005, we decreased managed loss reserves by recording loss provision less than net charge-off of $23 million. Higher costs and expenses were to support receivable growth.
Managed receivables decreased 4 percent to $25.1 billion at March 31, 2006 compared to $26.2 billion at December 31, 2005. The decrease during the quarter was due primarily to normal seasonal run-off. Compared to March 31, 2005, managed receivables increased 32 percent. This increase was due to organic growth in our HSBC branded prime, Union Privilege and non-prime portfolios, and also due to the acquisition of Metris in December 2005 which increased receivables by $5.3 billion.
The increase in ROMA in the first quarter of 2006 is primarily due to higher net income discussed above which grew faster than average managed assets.
In accordance with FFIEC guidance, our credit card services business adopted a plan to phase in changes to the required minimum monthly payment amount and limit certain fee billings for non-prime credit card accounts. The implementation of these new requirements began in July 2005 with the requirements fully

HSBC Finance Corporation

phased in by December 31, 2005. Estimates of the potential impact to the business are based on numerous assumptions and take into account a number of factors which are difficult to predict, such as changes in customer behavior and impact of other issuers implementing requirements, which will not be fully known or understood until the changes have been in place for a period of time. These changes have resulted in lower non-prime credit card fee income in the first quarter of 2006. It is anticipated that the changes will result in fluctuations in the provision for credit losses in future periods as credit loss provisions for prime accounts will increase as a result of higher required monthly payments while the non-prime provision decreases due to lower levels of fees incurred by customers. Although we do not expect this will have a material impact on our consolidated results, the impact to the Credit Card Services Segment in 2006 will be material.
International Segment The following table summarizes results for our International segment:

			Increase (decrease)

Three months ended March 31,	2006	2005	Amount	%

	(dollars are in millions)
Net income (loss)	$7	$(9)	$16	100+ %
Net interest income	182	229	(47)	(20.5)
Securitization related revenue	-	10	(10)	(100.0)
Fee and other income	113	131	(18)	(13.7)
Intersegment revenues	7	4	3	75.0
Provision for credit losses	106	165	(59)	(35.8)
Total costs and expenses	175	216	(41)	(19.0)
Receivables	9,096	13,041	(3,945)	(30.3)
Assets	10,091	13,939	(3,848)	(27.6)
Net interest margin annualized	7.78%	7.02%	-	-
Return on average managed assets	.27	(.25)	-	-
Our International segment reported net income in the first quarter of 2006 after a loss of $9 million in the prior year quarter. The increase in net income reflects lower total costs and expenses and lower provision for credit losses, partially offset by lower fee and other income and lower net interest income as a result of the December 2005 sale of our U.K. credit card business to HBEU. Applying constant currency rates, which uses the average rate of exchange for the 2005 quarter to translate current period net income, the net income would have been lower by $2 million in 2006.
Net interest income decreased during the quarter primarily as a result of lower receivable levels in our U.K. subsidiary due to the sale of our U.K. credit card business including $3.1 billion in managed receivables to HBEU as well as lower receivable levels resulting from lower retail sales volumes in the U.K. This was partially offset by higher net interest income in our Canadian operations due to higher receivable levels. Net interest margin increased in the first quarter of 2006 due to the change in receivable mix resulting from the sale of our U.K credit card business in December 2005 as well as a decreased cost of funds. Provision for credit losses decreased in the first quarter of 2006 primarily due to the lower receivable balance as a result of the sale of our U.K. credit card business. We increased managed loss reserves by recording loss provision greater than net charge-offs of $8 million for the first quarter of 2006 and compared with $55 million in the year-ago period. Fee and other income and total costs and expenses decreased as a result of the sale of our U.K. credit card business in December 2005. The decrease in total costs and expenses was partially offset by increased costs associated with growth in the Canadian business.
Managed receivables of $9.1 billion at March 31, 2006 decreased 2 percent compared to $9.3 billion at December 31, 2005. In the first quarter of 2006, our U.K. based unsecured receivable products decreased due to lower retail sales volume following a slow down in retail consumer spending in the U.K. These decreases were partially offset by growth in the receivable portfolio in our Canadian operations. Branch expansions in Canada in 2005 have resulted in growth in both the secured and unsecured receivable portfolios. Compared to

HSBC Finance Corporation

March 31, 2005, receivables decreased 30 percent due to the sale of our U.K. credit card business as well as lower retail sales volumes in the U.K. These decreases were partially offset by receivable growth in our Canadian operations as discussed above as well as from the successful launch of a MasterCard/ Visa credit card program in 2005. Applying constant currency rates, managed receivables at March 31, 2006 would have been $42 million lower using December 31, 2005 exchange rates and $375 million higher using March 31, 2005 exchange rates.
The increase in ROMA for the first quarter of 2006 reflects the higher net income as discussed above, and lower average managed assets as a result of the sale of our U.K. credit card business in December 2005.
Credit Quality

Credit Loss Reserves
We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs, loan rewrites and deferments. If customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as the impact of natural disasters, such as Katrina and global pandemics.
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

HSBC Finance Corporation

The following table summarizes owned basis credit loss reserves:

	March 31,		December 31,		March 31,
	2006		2005		2005

	(dollars are in millions)
Owned credit loss reserves	$4,468		$4,521		$3,581
Reserves as a percent of:
Receivables	3.04%		3.23%		3.19%
Net charge-offs(1)	120.4	(2)	108.3	(2)	103.7
Nonperforming loans	104.7		108.8		103.6

(1)	Quarter-to-date, annualized.

(2)	The acquisition of Metris in December 2005 has positively impacted this ratio. Reserves as a percentage of net charge-offs excluding Metris was 112.8 percent at March 31, 2006 and 103.7 percent at December 31, 2005.
Owned credit loss reserves at March 31, 2006 decreased as compared to December 31, 2005 as the provision for owned credit losses was $62 million lower than net charge-offs reflecting lower delinquency levels as a result of lower bankruptcy levels following the enactment of the new bankruptcy legislation in 2005, a reduction in the estimated loss exposure resulting from Katrina and seasonal improvements in our collection activities. Owned credit loss reserves at March 31, 2006 increased as compared to March 31, 2005 resulting from higher levels of owned receivables, including lower securitization levels, additional reserves resulting from the impact of Katrina, anticipated impacts from minimum monthly payment changes, and the Metris acquisition. These increases were partially offset by significantly lower personal bankruptcy levels, the benefits of a strong U.S. economy, including low unemployment levels, and the impact of the sale of our U.K. credit card business in December 2005 which decreased credit loss reserves by $104 million.
Beginning in 2004 and continuing in 2005, we have changed the mix in our loan portfolio to higher credit quality and lower yielding receivables, particularly real estate secured and auto finance receivables. Reserves as a percentage of receivables at March 31, 2006 were lower than at December 31, 2005 and March 31, 2005 as a result of recent portfolio growth and lower levels of personal bankruptcy filings in the United States in the first quarter of 2006.
Reserves as a percentage of net charge-offs increased in 2006. The December 31, 2005 ratio was significantly impacted by the acquisition of Metris in December 2005. Excluding the Metris acquisition in both periods, reserves as a percentage of net charge-offs increased 910 basis points. While both our reserve levels at March 31, 2006 and net charge-offs in the first quarter of 2006 decreased as compared to the fourth quarter of 2005, net charge-offs decreased at a more rapid pace than our reserve levels. The fourth quarter of 2005 net charge-off levels were impacted by the spike in MasterCard/ Visa charge-offs following the increase in personal bankruptcy filings prior to the effective date of new bankruptcy legislation in the U.S., a portion of which was an acceleration of MasterCard/ Visa net charge-offs that would otherwise have been experienced in future periods. As a result, charge-off levels in the first quarter of 2006 benefited from the acceleration of these charge-offs which occurred in the fourth quarter of 2005.

HSBC Finance Corporation

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table summarizes managed credit loss reserves:

	March 31,		December 31,		March 31,
	2006		2005		2005

	(dollars are in millions)
Managed credit loss reserves	$4,629		$4,736		$4,242
Reserves as a percent of:
Receivables	3.09%		3.29%		3.43%
Net charge-offs(1)	116.9	(2)	101.8	(2)	94.9
Nonperforming loans	105.4		108.8		106.9

(1)	Quarter-to-date, annualized.

(2)	The acquisition of Metris in December 2005 has positively impacted this ratio. Reserves as a percentage of net charge-offs excluding Metris was 109.7 percent at March 31, 2006 and 97.7 percent at December 31, 2005.
Managed credit loss reserves at March 31, 2006 also decreased compared to December 31, 2005 due to the decreases in owned credit loss reserves discussed above and the impact of lower reserves on securitized receivables as a result of run-off. Managed credit loss reserves at March 31, 2006 increased as compared to the prior year quarter due to the increases in owned credit loss reserves discussed above, partially offset by lower reserves on securitized receivables as a result of run-off. Securitized receivables of $3.1 billion at March 31, 2006 decreased from $4.1 billion at December 31, 2005 and $11.5 billion at March 31, 2005.
See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of the non-GAAP financial measures to the comparable GAAP basis financial measure.
Delinquency – Owned Basis
The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	March 31,	December 31,	March 31,
	2006	2005	2005

Real estate secured	2.46%	2.72%	2.62%
Auto finance	1.65	2.34	1.65
MasterCard/ Visa(1)	4.35	3.66	4.60
Private label	5.50	5.43	4.71
Personal non-credit card	8.86	9.40	8.63

Total(1)	3.62%	3.84%	3.78%

(1)	In December 2005, we completed the acquisition of Metris which included receivables of $5.3 billion. This event had a significant impact on this ratio. Excluding the receivables from the Metris acquisition from this calculation, our consumer delinquency ratio for our MasterCard/Visa portfolio was 4.01% and total consumer delinquency was 3.89% at December 31, 2005.
Total owned delinquency decreased $53 million, or 22 basis points, compared to the prior quarter. The decrease is a combination of lower bankruptcy levels following the enactment of new bankruptcy legislation in 2005, receivable growth and the continuing strong economy in the United States. Delinquency was also favorably impacted by seasonal improvements in our collection activities in the first quarter as customers use their tax refunds to reduce their outstanding balances. The overall decrease in delinquency of our real estate secured and auto finance portfolios reflects receivable growth, seasonal improvement in collection results and continued strong economic conditions. The increase in MasterCard/ Visa delinquencies primarily reflects the seasoning of the Metris portfolio purchased in December 2005 as further described below. The increase in

HSBC Finance Corporation

delinquency in our private label receivables (which primarily consists of our foreign private label portfolio that was not sold to HSBC Bank USA in December 2004) reflects declining receivables and the deterioration of the financial circumstances of our customers across the U.K. The decrease in personal non-credit card delinquencies reflects the positive impact of receivable growth as well as seasonal improvements in collection results, lower bankruptcy filings and the continued strong economic conditions in the U.S.
As noted above, the increase in MasterCard/ Visa delinquencies reflects the seasoning of the Metris portfolio purchased in December 2005. The receivables acquired as part of our acquisition of Metris were subject to the requirements of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). In accordance with SOP 03-3, our investment in any acquired receivables which showed evidence of credit deterioration at the time of acquisition was based on the net cash flows expected to be collected. The increase in delinquency reflects the seasoning of the receivables we acquired which did not show any evidence of credit deterioration at the time of the acquisition, a portion of which have now become delinquent.
Compared to the year-ago period, total delinquency decreased 16 basis points as most products reported lower delinquency levels. The improvements are generally the result of portfolio growth, the benefit of a strong U.S. economy including low unemployment levels, and lower bankruptcy levels due to the new bankruptcy legislation as discussed above.
Net Charge-offs of Consumer Receivables – Owned Basis
The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables):

	March 31,	December 31,	March 31,
	2006	2005	2005

Real estate secured	.75%	.66%	.87%
Auto finance	3.50	3.42	3.80
MasterCard/ Visa	4.00	7.99	7.17
Private label	5.62	5.60	4.18
Personal non-credit card	7.94	7.59	8.18

Total	2.58%	3.10%	3.15%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	.89%	.78%	1.01%
Net charge-offs as a percent, annualized, of average consumer receivables decreased compared to both the prior and year ago quarters primarily as a result of lower levels of personal bankruptcy filings in our MasterCard/ Visa portfolio due to the new bankruptcy legislation in the U.S. which resulted in an acceleration of net charge-offs in the fourth quarter of 2005, a portion of which would have otherwise been experienced in 2006. The net charge-off ratio for our MasterCard/ Visa portfolio was also positively impacted by the receivables acquired in our acquisition of Metris which were subject to the reporting requirements of SOP 03-3 as discussed above. Our real estate secured portfolio experienced an increase in net charge-offs during the first quarter reflecting seasoning of the growing portfolio. The increase in net charge-offs in the personal non-credit card portfolio is due to portfolio seasoning.
Total net charge-offs for the current quarter decreased from the March 2005 quarter primarily due to a decrease in personal bankruptcy filings in our MasterCard/ Visa portfolio following the October 2005 enactment of new bankruptcy legislation in the United States. Also contributing to the decrease was portfolio growth and the positive impact from the lower delinquency levels we experienced throughout 2005 as a result of a strong economy.

HSBC Finance Corporation

Owned Nonperforming Assets

	March 31,	December 31,	March 31,
	2006	2005	2005

	(dollars are in millions)
Nonaccrual receivables	$3,525	$3,533	$2,956
Accruing consumer receivables 90 or more days delinquent	740	621	499
Renegotiated commercial loans	1	-	1

Total nonperforming receivables	4,266	4,154	3,456
Real estate owned	563	510	509

Total nonperforming assets	$4,829	$4,664	$3,965

Credit loss reserves as a percent of nonperforming receivables	104.7%	108.8%	103.6%
Compared to December 31, 2005, the increase in total nonperforming assets is primarily due to the seasoning of the Metris portfolio as discussed above. Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes domestic MasterCard/ Visa receivables.
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

HSBC Finance Corporation

Total Restructured by Restructure Period – Domestic Portfolio(1)
(Managed Basis)

	March 31,	December 31,	March 31,
	2006	2005	2005

	(dollars are in millions)
Never restructured	89.7%	89.5%	87.2%
Restructured:
Restructured in the last 6 months	4.0	4.0	4.8
Restructured in the last 7-12 months	2.4	2.4	3.2
Previously restructured beyond 12 months	3.9	4.1	4.8

Total ever restructured(2)	10.3	10.5	12.8

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1) (Managed Basis)
Real estate secured	$8,395	$8,334	$8,470
Auto finance	1,712	1,688	1,560
MasterCard/ Visa	937	774	567
Private label(3)	26	26	23
Personal non-credit card	3,411	3,369	3,466

Total	$14,481	$14,191	$14,086

(As a percent of managed receivables)
Real estate secured	9.7%	10.4%	12.9%
Auto finance	14.5	14.5	15.3
MasterCard/ Visa	3.8	3.0	3.0
Private label(3)	7.3	7.3	7.0
Personal non-credit card	19.9	19.9	22.3

Total(2)	10.3%	10.5%	12.8%

(1)	Excludes foreign businesses, commercial and other.

(2)	Total including foreign businesses was 10.1 percent at March 31, 2006, 10.3 percent at December 31, 2005 and 11.9 percent at March 31, 2005.

(3)	Only reflects consumer lending retail sales contracts which have historically been classified as private label. All other domestic private label receivables were sold to HSBC Bank USA in December 2004.
See “Credit Quality Statistics” for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.
The amount of domestic and foreign managed receivables in forbearance, modification, credit card services approved consumer credit counseling accommodations, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.4 billion or ..3 percent of managed receivables at March 31, 2006 and December 31, 2005.
In addition to the above, we granted an initial 30 or 60 day payment deferral (based on product) to customers living in the Katrina FEMA designated Individual Assistance disaster areas. This deferral was extended for a period of up to 90 days or longer in certain cases based on a customer’s specific circumstances, consistent with our natural disaster policies. In certain cases these arrangements have resulted in a customer’s delinquency

HSBC Finance Corporation

status being reset by 30 days or more. These extended payment arrangements affected approximately $1.1 billion of managed receivables and are not reflected as restructures in the table above or included in the other customer account management techniques described in the paragraph above unless the accounts subsequently qualify for restructuring under our restructure policies and procedures as described in the 2005 Form 10-K.
Liquidity and Capital Resources

We continue to focus on balancing our use of affiliate and third party funding sources to minimize funding expense while managing liquidity. During the first quarter of 2006, we supplemented unsecured debt issuances with proceeds from the continuing sale of newly originated domestic private label receivables to HSBC Bank USA, debt issued to affiliates, secured financings and higher levels of commercial paper as a result of the seasonal activity of our TFS business. Because we are a subsidiary of HSBC, our credit ratings have improved and our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of tightened credit spreads, we recognized cash funding expense savings of approximately $214 million during the quarter ended March 31, 2006 and approximately $120 million during the quarter ended March 31, 2005 compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. These tightened credit spreads in combination with the issuance of HSBC Finance Corporation debt and other funding synergies including asset transfers and debt underwriting fees paid to HSBC affiliates have enabled HSBC to realize a run rate for annual cash funding expense savings in excess of $1 billion per year. In the first quarter of 2006, the cash funding expense savings realized by HSBC totaled approximately $280 million.
Debt due to affiliates and other HSBC related funding are summarized in the following table:

	March 31,	December 31,
	2006	2005

	(In billions)
Debt issued to HSBC subsidiaries:
Drawings on bank lines in the U.K and Europe	$4.0	$4.2
Term debt	11.2	11.0
Preferred securities issued by Household Capital Trust VIII to HSBC	.3	.3

Total debt outstanding to HSBC subsidiaries	15.5	15.5

Debt outstanding to HSBC clients:
Euro commercial paper	3.3	3.2
Term debt	1.3	1.3

Total debt outstanding to HSBC clients	4.6	4.5
Cash received on bulk and subsequent sales of domestic private label credit card receivables to HSBC Bank USA, net (cumulative)	14.5	15.7
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	3.7
Direct purchases from correspondents (cumulative)	4.2	4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(3.7)	(3.3)

Total real estate secured receivable activity with HSBC Bank USA	4.2	4.6

Cash received from sale of U.K. credit card business to HBEU (cumulative)	2.7	2.6
Capital contribution by HINO (cumulative)	1.2	1.2	(1)

Total HSBC related funding	$42.7	$44.1

(1)	This capital contribution was made in connection with the acquisition of Metris.

HSBC Finance Corporation

Funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 15 percent of our total managed debt at March 31, 2006 and December 31, 2005.
Cash proceeds from the December 2005 sale of our managed basis U.K. credit card receivables to HBEU of $2.6 billion were used partially to pay down drawings on bank lines from HBEU in the U.K. and partially to fund operations.
At March 31, 2006, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.3 billion from HBEU to fund our operations in the U.K. There have been no draws on the domestic line. At March 31, 2006, $4.0 billion was outstanding under the U.K. lines. We had derivative contracts with a notional value of $85.6 billion, or approximately 96 percent of total derivative contracts, outstanding with HSBC affiliates at March 31, 2006. At December 31, 2005, we had derivative contracts with a notional value of $72.2 billion, or approximately 95 percent of total derivative contracts, outstanding with HSBC affiliates.
Securities and other short-term investments Securities totaled $4.1 billion at March 31, 2006 and December 31, 2005. Securities purchased under agreements to resell totaled $91 million at March 31, 2006 and $78 million at December 31, 2005. Interest bearing deposits with banks totaled $599 million at March 31, 2006 and $384 million at December 31, 2005.
Commercial paper, bank and other borrowings totaled $14.2 billion at March 31, 2006 and $11.4 billion at December 31, 2005. The increase at March 31, 2006 was a result of the funding of the seasonal activity of our TFS business. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $3.3 billion at March 31, 2006 and $3.2 billion at December 31, 2005.
Long term debt (with original maturities over one year) increased to $107.8 billion at March 31, 2006 from $105.2 billion at December 31, 2005. As part of our overall liquidity management strategy, we continue to extend the maturity of our liability profile. Significant third party issuances during the first quarter of 2006 included the following:

•	$3.0 billion of domestic medium-term notes
•	$.8 billion of foreign currency-denominated bonds
•	$.5 billion of InterNotesSM (retail-oriented medium-term notes)
•	$2.5 billion of global debt
•	$1.5 billion of securities backed by real estate secured and MasterCard/ Visa receivables. For accounting purposes, these transactions were structured as secured financings.
In the first quarter of 2006, we redeemed the junior subordinated notes issued to Household Capital Trust VI with an outstanding principal balance of $206 million.
Selected capital ratios are summarized in the following table:

	March 31,	December 31,
	2006	2005

TETMA(1)	7.75%	7.56%
TETMA + Owned Reserves(1)	10.59	10.55
Tangible common equity to tangible managed assets(1)	6.44	6.07
Common and preferred equity to owned assets	12.45	12.43
Excluding purchase accounting adjustments:
TETMA(1)	8.62	8.52
TETMA + Owned Reserves(1)	11.47	11.51
Tangible common equity to tangible managed assets(1)	7.32	7.02

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-GAAP financial ratios that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

HSBC Finance Corporation

Securitizations and secured financings Securitizations (collateralized funding transactions structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” (“SFAS No. 140”)) and secured financings (collateralized funding transactions which do not receive sale treatment under SFAS No. 140) of consumer receivables have been a source of funding and liquidity for us. Securitizations and secured financings have been used to limit our reliance on the unsecured debt markets.
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
In a secured financing, a designated pool of receivables is conveyed to a wholly owned limited purpose subsidiary which in turn transfers the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. We do not recognize a gain in a secured financing transaction. Because the receivables and the debt remain on our balance sheet, revenues and expenses are reported consistently with our owned balance sheet portfolio. Using this source of funding results in similar cash flows as issuing debt through alternative funding sources.
Securitizations are treated as secured financings under both IFRSs and U.K. GAAP. In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under IFRSs, we began to structure all new collateralized funding transactions as secured financings in the third quarter of 2004. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is currently projected to occur in early 2008. We will continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard/ Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take time for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. There was no impact, however, on cash received. Because we believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, we will continue to use secured financings of consumer receivables as a source of our funding and liquidity.

HSBC Finance Corporation

There were no securitizations (excluding replenishments of certificateholder interests) during the first quarter of 2006 or 2005. Secured financings are summarized in the following table:

Three months ended March 31	2006	2005

	(In millions)
Secured financings:
Real estate secured	$350	$-
MasterCard/ Visa	1,120	-
Auto finance	-	-

Total	$1,470	$-

Our securitized receivables totaled $3.1 billion at March 31, 2006 compared to $4.1 billion at December 31, 2005. As of March 31, 2006, outstanding secured financings of $15.1 billion were secured by $21.4 billion of real estate secured, auto finance and MasterCard/ Visa receivables. Secured financings of $15.1 billion at December 31, 2005 were secured by $21.8 billion of real estate secured, auto finance and MasterCard/ Visa receivables. At March 31, 2006, securitizations structured as sales represented 2 percent and secured financings represented 11 percent of the funding associated with our managed funding portfolio. At December 31, 2005, securitizations structured as sales represented 3 percent and secured financings represented 11 percent of the funding associated with our managed funding portfolio.
2006 funding strategy As discussed previously, the acquisition by HSBC has improved our access to the capital markets as well as expanded our access to a worldwide pool of potential investors. Our current estimated domestic funding needs and sources for 2006 are summarized in the table that follows:

	Actual	Estimated
	January 1	April 1
	through	through	Estimated
	March 31,	December 31,	Full Year
	2006	2006	2006

	(In billions)
Funding needs:
Net asset growth	$4	$9 - 19	$13 - 23
Commercial paper, term debt and securitization maturities	16	14 - 20	30 - 36
Other	-	1 - 3	1 - 3

Total funding needs	$20	$24 - 42	$44 - 62

Funding sources:
External funding, including commercial paper	$20	$23 - 37	$43 - 57
HSBC and HSBC subsidiaries	-	1 - 5	1 - 5

Total funding sources	$20	$24 - 42	$44 - 62

Risk Management

Credit Risk There have been no significant changes in our approach to credit risk management since December 31, 2005.
At March 31, 2006, we had derivative contracts with a notional value of approximately $89.0 billion, including $85.6 billion outstanding with HSBC affiliates. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities and totaled $90 million at March 31, 2006 and $91 million at December 31, 2005. When the fair value of our agreements

HSBC Finance Corporation

with affiliate counterparties requires the posting of collateral by the affiliate, it is provided in the form of securities, which are not recorded on our balance sheet. Alternately, when the fair value of our agreements with affiliate counterparties requires us to post collateral, it is provided in the form of cash which is recorded on our balance sheet in other assets. At March 31, 2006, the fair value of our agreements with affiliate counterparties was above the level that requires us to post collateral. As such at March 31, 2006, we had posted cash collateral with affiliates totaling $352 million. At December 31, 2005, the fair value of our agreements with affiliate counterparties was below the level requiring the posting of collateral by the affiliate. As such, at December 31, 2005, we were not holding any swap collateral from HSBC affiliates in the form of securities.
Liquidity Risk There have been no significant changes in our approach to liquidity risk since December 31, 2005.
Market Risk HSBC Group has certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit as of March 31, 2006 was $2 million, which includes the risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $2 million. As of March 31, 2006 and December 31, 2005, we had a PVBP position of less than $1 million reflecting the impact of a one basis point increase in interest rates.
While the total PVBP position will not change as a result of the loss of hedge accounting following our acquisition by HSBC, the following table shows the components of PVBP:

	March 31,	December 31,
	2006	2005

	(in millions)
Risk related to our portfolio of ineffective hedges	$(1.9)	$(1.4)
Risk for all other remaining assets and liabilities	1.9	2.3

Total PVBP risk	$-	$.9

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming a growing balance sheet and the current interest rate risk profile. The following table summarizes such estimated impact:

	March 31,	December 31,
	2006	2005

	(in millions)
Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$89	$213
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	$197	$120
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

HSBC Finance Corporation

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
Insurance Risk The principal insurance risk we face is that the cost of claims combined with acquisition and administration costs may exceed the aggregate amount of premiums received and investment income earned. We manage our insurance risks through the application of formal pricing, underwriting, and claims procedures. These procedures are also designed to ensure compliance with regulations.
Operational Risk There has been no significant change in our approach to operational risk management since December 31, 2005.

HSBC FINANCE CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	Three months ended

	March 31,	March 31,
	2006	2005

	(dollars are in millions)
Return on Average Assets:
Net income	$888	$626

Average assets:
Owned basis	$162,688	$131,954
Serviced with limited recourse	3,505	12,884

Managed basis	$166,193	$144,838

Return on average owned assets	2.18%	1.90%
Return on average managed assets	2.14	1.73

Return on Average Common Shareholder’s(s’) Equity:
Net income	$888	$626
Dividends on preferred stock	(9)	(18)

Net income available to common shareholders	$879	$608

Average common shareholder’s(s’) equity	$19,379	$16,170

Return on average common shareholder’s(s’) equity	18.14%	15.04%

Net Interest Margin:
Net interest income:
Owned basis	$2,464	$1,888
Serviced with limited recourse	103	332

Managed basis	$2,567	$2,220

Average interest-earning assets:
Owned basis	$147,266	$112,985
Serviced with limited recourse	3,505	12,884

Managed basis	$150,771	$125,869

Owned basis net interest margin	6.69%	6.68%
Managed basis net interest margin	6.81	7.06

Managed Basis Risk Adjusted Revenue:
Net interest income	$2,567	$2,220
Other revenues	1,312	1,160
Excluding:
Securitization related revenue	54	308
Mark-to-market on derivatives which do not qualify as effective hedges and ineffectiveness associated with qualifying hedges under SFAS No. 133	(53)	(245)
Net charge-offs	(990)	(1,118)

Risk adjusted revenue	2,890	2,325
Average interest-earning assets	$150,771	$125,869

Managed basis risk adjusted revenue	7.67%	7.39%

HSBC FINANCE CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	Three months ended

	March 31,	March 31,	December 31,
	2006	2005	2005

	(dollar amounts are in millions)
Consumer Net Charge-off Ratio:
Consumer net charge-offs:
Owned basis	$928	$856	$1,044
Serviced with limited recourse	62	255	119

Managed basis	$990	$1,111	$1,163

Average consumer receivables:
Owned basis	$143,893	$108,928	$134,647
Serviced with limited recourse	3,505	12,884	5,757

Managed basis	$147,398	$121,812	$140,404

Owned basis consumer net charge-off ratio	2.58%	3.15%	3.10%
Managed basis consumer net charge-off ratio	2.69	3.65	3.31

Reserves as a Percentage of Net Charge-offs
Loss reserves:
Owned basis	$4,468	$3,581	$4,521
Serviced with limited recourse	161	661	215

Managed basis	$4,629	$4,242	$4,736

Net charge-offs:
Owned basis	$928	$863	$1,044
Serviced with limited recourse	62	255	119

Managed basis	$990	$1,118	$1,163

Owned basis reserves as a percentage of net charge-offs	120.4%	103.7%	108.3%
Managed basis reserves as a percentage of net charge-offs	116.9	94.9	101.8

Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$1,488	$1,420	$1,433

Net interest income and other revenues less policyholders’ benefits:
Owned basis	$3,753	$3,228	$3,332
Serviced with limited recourse	8	30	48

Managed basis	$3,761	$3,258	$3,380

Owned basis efficiency ratio	39.65%	43.99%	43.01%
Managed basis efficiency ratio	39.56	43.59	42.40

HSBC FINANCE CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	March 31,	December 31,	March 31,
	2006	2005	2005

	(dollar amounts are in millions)
Two-Months-and-Over-Contractual Delinquency:
Consumer two-months-and-over-contractual delinquency:
Owned basis	$5,312	$5,366	$4,229
Serviced with limited recourse	153	234	626

Managed basis	$5,465	$5,600	$4,855

Consumer receivables:
Owned basis	$146,580	$139,726	$111,911
Serviced with limited recourse	3,109	4,074	11,486

Managed basis	$149,689	$143,800	$123,397

Consumer two-months-and-over-contractual delinquency:
Owned basis	3.62%	3.84%	3.78%
Managed basis	3.65	3.89	3.93

Reserves as a Percentage of Receivables:
Loss reserves:
Owned basis	$4,468	$4,521	$3,581
Serviced with limited recourse	161	215	661

Managed basis	$4,629	$4,736	$4,242

Receivables:
Owned basis	$146,767	$139,913	$112,161
Serviced with limited recourse	3,109	4,074	11,486

Managed basis	$149,876	$143,987	$123,647

Reserves as a percentage of receivables:
Owned basis	3.04%	3.23%	3.19%
Managed basis	3.09	3.29	3.43

Reserves as a Percentage of Nonperforming Loans:
Loss reserves:
Owned basis	$4,468	$4,521	$3,581
Serviced with limited recourse	161	215	661

Managed basis	$4,629	$4,736	$4,242

Nonperforming loans:
Owned basis	$4,266	$4,154	$3,456
Serviced with limited recourse	126	197	511

Managed basis	$4,392	$4,351	$3,967

Reserves as a percentage of nonperforming loans:
Owned basis	104.7%	108.8%	103.6%
Managed basis	105.4	108.8	106.9

HSBC FINANCE CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	March 31,	December 31,
	2006	2005

	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$19,806	$18,904
Exclude:
Unrealized (gains) losses on cash flow hedging instruments	(313)	(260)
Minimum pension liability	-	-
Unrealized gains on investments and interest-only strip receivables	35	3
Intangible assets	(2,400)	(2,480)
Goodwill	(7,009)	(7,003)

Tangible common equity	10,119	9,164
HSBC acquisition purchase accounting adjustments	1,379	1,441

Tangible common equity, excluding HSBC acquisition purchase accounting adjustments	$11,498	$10,605

Tangible shareholder’s(s’) equity:
Tangible common equity	$10,119	$9,164
Preferred stock	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,478	1,679

Tangible shareholder’s(s’) equity	12,172	11,418
HSBC acquisition purchase accounting adjustments	1,376	1,438

Tangible shareholder’s(s’) equity, excluding HSBC acquisition purchase accounting adjustments	$13,548	$12,856

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholder’s(s’) equity	$12,172	$11,418
Owned loss reserves	4,468	4,521

Tangible shareholder’s(s’) equity plus owned loss reserves	16,640	15,939
HSBC acquisition purchase accounting adjustments	1,376	1,438

Tangible shareholder’s(s’) equity plus owned loss reserves, excluding HSBC acquisition purchase accounting adjustments	$18,016	$17,377

Tangible managed assets:
Owned assets	$163,680	$156,669
Receivables serviced with limited recourse	3,109	4,074

Managed assets	166,789	160,743
Exclude:
Intangible assets	(2,400)	(2,480)
Goodwill	(7,009)	(7,003)
Derivative financial assets	(282)	(234)

Tangible managed assets	157,098	151,026
HSBC acquisition purchase accounting adjustments	(14)	(52)

Tangible managed assets, excluding HSBC acquisition purchase accounting adjustments	$157,084	$150,974

Equity ratios:
Common and preferred equity to owned assets	12.45%	12.43%
Tangible common equity to tangible managed assets	6.44	6.07
Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”)	7.75	7.56
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)	10.59	10.55
Excluding HSBC acquisition purchase accounting adjustments:
Tangible common equity to tangible managed assets	7.32	7.02
TETMA	8.62	8.52
TETMA + Owned Reserves	11.47	11.51

HSBC Finance Corporation

Item 4.	Controls and Procedures

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
CONSUMER LITIGATION
During the past several years, the press has widely reported certain industry related concerns that may impact us. Some of these involve the amount of litigation instituted against lenders and insurance companies operating in certain states and the large awards obtained from juries in those states. Like other companies in this industry, some of our subsidiaries are involved in a number of lawsuits pending against them in these states. The cases, in particular, generally allege inadequate disclosure or misrepresentation of financing terms. In some suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Several of these suits purport to be class actions or have multiple plaintiffs. The judicial climate in these states is such that the outcome of all of these cases is unpredictable. Although our subsidiaries believe they have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Appropriate insurance carriers have been notified as appropriate, and a number of reservations of rights letters have been received.

HSBC Finance Corporation

CREDIT CARD SERVICES LITIGATION
Since June 2005, HSBC Finance Corporation, HSBC North America Holdings Inc., and HSBC Holdings plc., as well as other banks and the Visa and Master Card associations, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al.(E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa, MasterCard and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. In response to motions of the plaintiffs on October 19, 2005, the Judicial Panel on Multidistrict Litigation (the “MDL Panel”) issued an order consolidating these suits and transferred all of the cases to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006. At this time, we are unable to quantify the potential impact from this action, if any.
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
The amended complaint purports to assert claims under the Federal securities laws, on behalf of all persons who purchased or otherwise acquired our securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with our sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we, and other defendants, filed a motion to dismiss the complaint. On March 19, 2004, the Court granted in part, and denied in part the defendants’ motion to dismiss the complaint. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made

HSBC Finance Corporation

a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. On February 28, 2006, the Court has also dismissed all alleged §10 claims that arose prior to July 30, 1999, shortening the class period by 22 months. The discovery schedule currently provides that all factual discovery must be completed by May 12, 2006 and expert witness discovery must be completed by July 24, 2006. However, we expect those deadlines to be extended. Separately, one of the defendants, Arthur Andersen, entered into a settlement of the claims against Andersen. This settlement is subject to Court approval. At this time, we are unable to quantify the potential impact from this action, if any.
With respect to this securities litigation, we believe that we have not, and our officers and directors have not, committed any wrongdoing and in each instance there will be no finding of improper activities that may result in a material liability to us or any of our officers or directors.
On June 27, 2003, a case entitled, West Virginia Laborers Pension Trust Fund v. Caspersen, et al, was filed in the Chancery Division of the Circuit Court of Cook County, Illinois as case number 03CH10808. This purported class action named as defendants the directors of Beneficial Corporation at the time of the 1998 merger of Beneficial Corporation into a subsidiary of HSBC Finance Corporation, and claimed that those directors’ due diligence of HSBC Finance Corporation at the time they considered the merger was inadequate. The Complaint claimed that as a result of some of the securities law and other violations alleged in the Jaffe case, HSBC Finance Corporation common shares lost value. Pursuant to the merger agreement with Beneficial Corporation, we assumed the defense of this litigation. In September of 2003, the defendants filed a motion to dismiss which was granted on June 15, 2004 based upon a lack of personal jurisdiction over the defendants. The plaintiffs appealed that decision. On May 11, 2005, the appellate court affirmed the trial court’s ruling. The time for any further appeals expired. In addition, on June 30, 2004, a case entitled, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund v. Caspersen, et al, was filed in the Superior Court of New Jersey, Law Division, Somerset County as Case Number L9479-04. Other than the change in plaintiff, the suit was substantially identical to the foregoing West Virginia Laborer’s Pension Trust Fund case, and was brought by the same principal law firm that brought that suit. The defendants’ motion to dismiss was granted on February 10, 2005. After briefing and oral argument, on February 24, 2006 the appellate court affirmed the trial court’s ruling dismissing the complaint. The time for further appeals has expired.
Item 1A. Risk Factors

Risk factors were provided in our 2005 Form 10-K; however, the following discussion provides a more detailed description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those discussed below or elsewhere in other of our reports filed or furnished with the SEC, could affect our business or results. The reader should not consider any description of such factors to be a complete set of all potential risks that may face HSBC Finance Corporation.
General business, economic, political and market conditions. Our business and earnings are affected by general business, economic, market and political conditions in the United States and abroad. Given the concentration of our business activities in the United States, we are particularly exposed to downturns in the United States economy. For example in a poor economic environment there is greater likelihood that more of our customers or counterparties could become delinquent on their loans or other obligations to us, which, in turn, could result in higher level of charge-offs and provision for credit losses, all of which would adversely affect our earnings. General business, economic and market conditions that could affect us include short-term and long-term interest rates, inflation, recession, monetary supply, fluctuations in both debt and equity capital markets in which we fund our operations, market value of consumer owned real estate throughout the United States, consumer perception as to the availability of credit and the ease of filing of bankruptcy. Certain changes to these conditions could diminish demand for our products and services, or increase the cost to provide such products or services. Political conditions also can impact our earnings. Acts or threats of war or

HSBC Finance Corporation

terrorism, as well as actions taken by the United States or other governments in response to such acts or threats, could affect business and economic conditions in the United States.
Federal and state regulation. We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact our performance. Specifically, attempts by local, state and national regulatory agencies to control alleged “predatory” or discriminatory lending practices through broad or targeted legislative or regulatory initiatives aimed at lenders operation in consumer lending markets, including non-traditional mortgage products or tax refund anticipation loans, could affect us in a substantial and unpredictable ways, including limiting the types of consumer loan products we can offer. In addition, there may be amendments to, and new interpretations of risk-based capital guidelines and reporting instructions, including changes in response to Basel II Capital Accords. We cannot determine whether such legislative or regulatory initiatives will be instituted or predict the impact of such initiatives would have on our results.
Changes in accounting standards. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”), the SEC and our bank regulators, including the Office of Comptroller of the Currency and the Board of Governors of the Federal Reserve System, change the financial accounting and reporting standards that govern the preparation of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our financial results and condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.
Competition. We operate in a highly competitive environment and we expect competitive conditions to continue to intensify as continued merger activity in the financial services industry produces larger, better-capitalized and more geographically-diverse companies, including lenders with access to government sponsored organizations for our consumer segment, that are capable of offering a wider array of consumer financial products and services at competitive prices. In addition, the traditional segregation of the financial services industry into prime and non-prime segments has eroded and in the future is expected to continue to do so, further increasing competition for our core customer base. Such competition may impact the terms, rates, costs and/or profits historically included in the loan products we offer or purchase. There can be no assurance that the significant and increasing competition in the financial services industry will not materially adversely affect our future results of operations.
Management Projections. Pursuant to U.S. GAAP, our management is required to use certain estimates in preparing our financial statements, including accounting estimates to determine loan loss reserves, reserves related to future litigation, and the fair market value of certain assets and liabilities, among other items. In particular, loan loss reserve estimates are judgmental and are influenced by factors outside our control. As result, estimates could change as economic conditions change. If our management’s determined values for such items turn out to be substantially inaccurate, we may experience unexpected losses which could be material.
Lawsuits and regulatory investigations and proceedings. HSBC Finance Corporation or one of our subsidiaries is named as a defendant in various legal actions, including class actions and other litigation or disputes with third parties, as well as investigations or proceedings brought by regulatory agencies. These or other future actions brought against us may result in judgments, settlements, fines, penalties or other results, including additional compliance requirements, adverse to us which could materially adversely affect our business, financial condition or results of operation, or cause us serious reputational harm.
Operational risks. Our businesses are dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if an employee causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently

HSBC Finance Corporation

manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in diminished ability by us to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention, all of which could materially adversely affect us.
We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages or natural disasters, such as Hurricane Katrina, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to customers, inability to collect our receivables in affected areas and other loss or liability to us.
In a company as large and complex as ours, lapses or deficiencies in internal control over financial reporting are likely to occur from time to time, and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future.
In addition there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.
Changes to operational practices from time to time, such as determinations to sell receivables from our domestic private label portfolio, structuring all new collateralized funding transactions as secured financings, or changes to our customer account management and risk management/ collection policies and practices could materially impact our performance and results. For instance, it is unclear what impact, if any, the raising of the minimum payment on our credit card accounts which was effective in January 2006 will have.
Liquidity. Our liquidity is critical to our ability to operate our businesses, grow and be profitable. A compromise to our liquidity could therefore have a negative effect on us. Potential conditions that could negatively affect our liquidity include diminished access to capital markets, unforeseen cash or capital requirements, an inability to sell assets and an inability to obtain expected funding from HSBC subsidiaries and clients.
Our credit ratings are an important part of maintaining our liquidity, as a reduction in our credit ratings would also negatively affect our liquidity. A credit ratings downgrade, depending on its severity, could potentially increase borrowing costs, limit access to capital markets, require cash payments or collateral posting, and permit termination of certain contracts material to us.
Acquisition Integration. We have in the past and may in the future seek to grow our business by acquiring other businesses or loan portfolios, such as our acquisition of Metris Companies, Inc. (“Metris”) in 2005. There can be no assurance that our acquisitions will have the anticipated positive results, including results relating to: the total cost of integration; the time required to complete the integration; the amount of longer-term cost savings; or the overall performance of the combined entity. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with clients, suppliers and other business partners, as well as with employees.
There is no assurance that our most recent acquisitions or that any businesses or portfolios acquired in the future will be successfully integrated and will result in all of the positive benefits anticipated. If we are not able to integrate successfully our past and any future acquisitions, there is the risk our results of operations could be materially and adversely affected.
Risk Management. We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, including models and programs that predict loan delinquency and loss. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their

HSBC Finance Corporation

application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Accordingly, our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results.
Employee Retention. Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. If we were unable to continue to retain and attract qualified employees to support the various functions of our business, including the credit risk analysis, underwriting, servicing, collection and sales, our performance, including our competitive position, could be materially adversely affected.
Reputational Risk. Our ability to attract and retain customers and transact with our counterparties could be adversely affected to the extent our reputation is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. These issues include, but are not limited to, appropriately addressing potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record-keeping, sales and trading practices, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. The failure to address appropriately these issues could make our customers unwilling to do business with us, which could adversely affect our results.

HSBC Finance Corporation

Item 6. Exhibits

Exhibits included in this Report:

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Debt and Preferred Stock Securities Ratings

HSBC Finance Corporation

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSBC Finance Corporation
(Registrant)

/s/ Beverley A. Sibblies

Beverley A. Sibblies
Senior Vice President and
Chief Financial Officer
Date: May 12, 2006

HSBC Finance Corporation

Exhibit Index

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Debt and Preferred Stock Securities Ratings