Form 10-Q/A
period 2006-03-31
HSBC Finance CORP
filed 2006-05-18
CIK 354964

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

HSBC FINANCE CORPORATION
FORM 10-Q/A
TABLE OF CONTENTS

EXPLANATORY NOTE		3

Part I.	FINANCIAL INFORMATION

	Risk Management	3
	Market Risk	3

Part II.	OTHER INFORMATION

Item 6.	Exhibits	4
Signature		4

EXPLANATORY NOTE
This Amendment on Form 10-Q/A is filed solely to correct a typographical error in Part I. Financial Information, Item 2. Risk Management — Market Risk as included in the Quarterly Report on Form 10-Q filed by HSBC Finance Corporation (“HSBC Finance”) on May 12, 2006 (the “Form 10-Q”). In the table disclosing the estimated impact of a hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period on HSBC Finance’s net interest income, the two entries in the column headed “March 31, 2006” were reversed. Part II, Item 6. Exhibits is also being amended to provide updated Exhibits 31 and 32. All other information in the Form 10-Q remains unchanged and has not been repeated in this Amendment. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q.
Part I. FINANCIAL INFORMATION

Risk Management

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

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming a growing balance sheet and the current interest rate risk profile. The following table summarizes such estimated impact:

	March 31,	December 31,
	2006	2005

	(in millions)
Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$197	$213
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	$89	$120
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
Item 6. Exhibits

Exhibits included in this Report:

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

HSBC Finance Corporation
(Registrant)

/s/ Beverley A. Sibblies

Beverley A. Sibblies
Senior Vice President and
Chief Financial Officer
Date: May 18, 2006

HSBC Finance Corporation

Exhibit Index

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

5