Form 10-K/A
period 2005-12-31
HSBC Finance CORP
filed 2006-07-14
CIK 354964

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-8198

HSBC FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation) 2700 Sanders Road Prospect Heights, Illinois (Address of principal executive offices)	86-1052062 (I.R.S. Employer Identification No.) 60070 (Zip Code)

(847) 564-5000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Floating Rate Notes, due September 15, 2008

4.625% Notes, due September 15, 2010

5.25% Notes, due January 14, 2011

6 3/4% Notes, due May 15, 2011

Floating Rate Notes, due July 19, 2012

5.0% Notes, due June 30, 2015

6.875% Notes, due January 30, 2033

6% Notes, due November 30, 2033

Depositary Shares (each representing one-fortieth share of 6.36% Non-Cumulative Preferred Stock, Series B, no par, $1,000 stated maturity)

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

Guarantee of Preferred Securities of Household Capital Trust VI Guarantee of Preferred Securities of Household Capital Trust VII Guarantee of Preferred Securities of HSBC Capital Trust IX	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act, (Check one):

Large accelerated filer    ☐         Accelerated filer    ☐        Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 3, 2006, there were 55 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment on Form 10-K/A is filed pursuant to Rule 15d-21 solely for purposes of filing the Annual Report on Form 11-K for the HSBC – North America (U.S.) Tax Reduction Investment Plan for the fiscal year ended December 31, 2005. All information in the Form 10-K remains unchanged and has not been repeated in this Amendment. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K.

Item 15. Exhibits

Exhibits included in this Report:

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Annual Report on Form 11-K for the HSBC – North America (U.S.) Tax Reduction Investment Plan

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSBC FINANCE CORPORATION (Registrant) /s/ PATRICK D. SCHWARTZ Patrick D. Schwartz Vice President and Deputy General Counsel—Corporate

Date: July 14, 2006

Exhibit Index

Exhibit Number	Description
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002.

99	Annual Report on Form 11-K for the HSBC-North America (U.S.) Tax Reduction Investment Plan