Form 10-Q
period 2006-06-30
HSBC Finance CORP
filed 2006-07-31
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

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
            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
               As of July 31, 2006, there were 55 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION
FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

	(in millions)
Finance and other interest income	$4,311	$3,139	$8,398	$6,089
Interest expense:
HSBC affiliates	173	134	326	285
Non-affiliates	1,589	970	3,059	1,881

Net interest income	2,549	2,035	5,013	3,923
Provision for credit losses	1,248	1,031	2,114	1,872

Net interest income after provision for credit losses	1,301	1,004	2,899	2,051

Other revenues:
Securitization revenue	51	54	122	139
Insurance revenue	226	278	499	535
Investment income	34	33	68	66
Derivative (expense) income	(7)	76	50	336
Fee income	442	354	834	660
Taxpayer financial services revenue	20	18	254	261
Gain on receivable sales to HSBC affiliates	97	109	182	209
Servicing and other fees from HSBC affiliates	116	109	234	220
Other income	220	142	407	245

Total other revenues	1,199	1,173	2,650	2,671

Costs and expenses:
Salaries and employee benefits	564	526	1,145	1,023
Sales incentives	98	90	178	172
Occupancy and equipment expenses	79	82	162	169
Other marketing expenses	176	185	349	365
Other servicing and administrative expenses	246	192	529	486
Support services from HSBC affiliates	270	217	522	426
Amortization of intangibles	63	83	143	190
Policyholders’ benefits	107	116	225	238

Total costs and expenses	1,603	1,491	3,253	3,069

Income before income tax expense	897	686	2,296	1,653
Income tax expense	329	214	840	555

Net income	$568	$472	$1,456	$1,098

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2006	2005

	(in millions,
	except share data)
Assets
Cash	$526	$903
Interest bearing deposits with banks	448	384
Securities purchased under agreements to resell	6	78
Securities	4,368	4,051
Receivables, net	150,942	136,989
Intangible assets, net	2,337	2,480
Goodwill	7,023	7,003
Properties and equipment, net	421	458
Real estate owned	620	510
Derivative financial assets	573	234
Other assets	3,430	3,579

Total assets	$170,694	$156,669

Liabilities
Debt:
Commercial paper, bank and other borrowings	$13,438	$11,454
Due to affiliates	15,751	15,534
Long term debt (with original maturities over one year)	115,627	105,163

Total debt	144,816	132,151

Insurance policy and claim reserves	1,295	1,291
Derivative related liabilities	302	383
Other liabilities	3,621	3,365

Total liabilities	150,034	137,190

Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 55 shares issued	-	-
Additional paid-in capital	17,120	17,145
Retained earnings	2,295	1,280
Accumulated other comprehensive income	670	479

Total common shareholder’s equity	20,085	18,904

Total liabilities and shareholders’ equity	$170,694	$156,669

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30,	2006	2005

	(in millions)
Preferred stock
Balance at beginning of period	$575	$1,100
Issuance of Series B preferred stock	-	575

Balance at end of period	$575	$1,675

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$17,145	$14,627
Issuance costs of Series B preferred stock	-	(16)
Employee benefit plans, including transfers and other	(25)	51

Balance at end of period	$17,120	$14,662

Retained earnings
Balance at beginning of period	$1,280	$571
Net income	1,456	1,098
Dividends:
Preferred stock	(18)	(37)
Common stock	(423)	-

Balance at end of period	$2,295	$1,632

Accumulated other comprehensive income
Balance at beginning of period	$479	$643
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	101	44
Securities available for sale and interest-only strip receivables	(60)	15
Foreign currency translation adjustments	150	(182)

Other comprehensive income, net of tax	191	(123)

Balance at end of period	$670	$520

Total common shareholder’s equity	$20,085	$16,814

Comprehensive income
Net income	$1,456	$1,098
Other comprehensive income	191	(123)

Comprehensive income	$1,647	$975

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

STATEMENT OF CASH FLOWS

Six months ended June 30,	2006	2005

	(in millions)
Cash flows from operating activities
Net income	$1,456	$1,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on receivable sales to HSBC affiliates	(182)	(209)
Provision for credit losses	2,114	1,872
Insurance policy and claim reserves	(135)	(142)
Depreciation and amortization	201	257
Net change in other assets	83	(620)
Net change in other liabilities	218	224
Net change in loans held for sale	(13)	(341)
Excess tax benefits from share-based compensation arrangements	(9)	-
Other, net	92	(234)

Net cash provided by (used in) operating activities	3,825	1,905

Cash flows from investing activities
Securities:
Purchased	(1,166)	(363)
Matured	841	224
Sold	135	79
Net change in short-term securities available for sale	(170)	170
Net change in securities purchased under agreements to resell	72	2,230
Net change in interest bearing deposits with banks	(40)	(317)
Receivables:
Originations, net of collections	(26,387)	(24,156)
Purchases and related premiums	(548)	(38)
Sales to affiliates	11,054	9,885
Net change in interest-only strip receivables	-	174
Cash received in sale of U.K. credit card business	90	-
Properties and equipment:
Purchases	(32)	(42)
Sales	12	2

Net cash provided by (used in) investing activities	(16,139)	(12,152)

Cash flows from financing activities
Debt:
Net change in short-term debt	1,960	1,632
Net change in time certificates	-	(2)
Net change in due to affiliates	(84)	3,164
Long term debt issued	20,105	16,450
Long term debt retired	(9,488)	(11,231)
Redemption of company obligated mandatorily redeemable preferred securities of subsidiary trusts	(206)	(309)
Insurance:
Policyholders’ benefits paid	(116)	(68)
Cash received from policyholders	188	181
Issuance of Series B preferred stock	-	559
Shareholders’ dividends	(441)	-
Excess tax benefits from share-based compensation arrangements	9	-

Net cash provided by (used in) financing activities	11,927	10,376

Effect of exchange rate changes on cash	10	(9)

Net change in cash	(377)	120
Cash at beginning of period	903	392

Cash at end of period	$526	$512

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HNAH”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and our Form 10-Q for the quarterly period ended March 31, 2006. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

2.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2006	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,891	$3	$(85)	$2,809
Money market funds	466	-	-	466
U.S. government sponsored enterprises(1)	57	-	(2)	55
U.S. government and Federal agency debt securities	361	-	(7)	354
Non-government mortgage backed securities	183	-	(1)	182
Other	471	-	(7)	464

Subtotal	4,429	3	(102)	4,330
Accrued investment income	38	-	-	38

Total securities available for sale	$4,467	$3	$(102)	$4,368

HSBC Finance Corporation

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,337	$23	$(38)	$2,322
Money market funds	315	-	-	315
U.S. government sponsored enterprises(1)	96	-	(2)	94
U.S. government and Federal agency debt securities	744	-	(4)	740
Non-government mortgage backed securities	88	-	(1)	87
Other	463	1	(5)	459

Subtotal	4,043	24	(50)	4,017
Accrued investment income	34	-	-	34

Total securities available for sale	$4,077	$24	$(50)	$4,051

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
Money market funds at June 30, 2006 include $336 million which is restricted for the sole purpose of paying down certain secured financings at the established payment date. There were no such balances at December 31, 2005.
A summary of gross unrealized losses and related fair values as of June 30, 2006 and December 31, 2005, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year

	Number	Gross	Aggregate	Number	Gross	Aggregate
	Of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
June 30, 2006	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)
Corporate debt securities	383	$(54)	$1,117	381	$(31)	$832
U.S. government sponsored enterprises	11	(1)	22	19	(1)	33
U.S. government and Federal agency debt securities	25	(3)	79	47	(4)	133
Non-government mortgage	4	- (1)	2	15	(1)	19
Other	32	(3)	115	45	(4)	169

	Less Than One Year			Greater Than One Year

	Number	Gross	Aggregate	Number	Gross	Aggregate
	Of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
December 31, 2005	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)
Corporate debt securities	272	$(14)	$695	381	$(24)	$898
U.S. government sponsored enterprises	11	- (1)	28	25	(2)	64
U.S. government and Federal agency debt securities	18	(1)	71	40	(3)	117
Non-government mortgage	3	- (1)	4	16	(1)	22
Other	12	(1)	49	49	(4)	148

(1)	Less than $500 thousand.
The gross unrealized losses on our securities available for sale have increased during the six months ended June 30, 2006 due to a general increase in interest rates. The contractual terms of these securities do not

HSBC Finance Corporation

permit the issuer to settle the securities at a price less than the par value of the investment. Since substantially all of these securities are rated A- or better, and because we have the ability and intent to hold these investments until maturity or a market price recovery, these securities are not considered other-than-temporarily impaired.

3.	Receivables

Receivables consisted of the following:

	June 30,	December 31,
	2006	2005

	(in millions)
Real estate secured	$93,893	$82,826
Auto finance	11,723	10,704
MasterCard(1)/ Visa(1)	24,959	24,110
Private label	2,522	2,520
Personal non-credit card	20,664	19,545
Commercial and other	198	208

Total owned receivables	153,959	139,913
HSBC acquisition purchase accounting fair value adjustments	-	63
Accrued finance charges	1,972	1,831
Credit loss reserve for owned receivables	(4,649)	(4,521)
Unearned credit insurance premiums and claims reserves	(464)	(505)
Interest-only strip receivables	4	23
Amounts due and deferred from receivable sales	120	185

Total owned receivables, net	150,942	136,989
Receivables serviced with limited recourse	1,911	4,074

Total managed receivables, net	$152,853	$141,063

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.
HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value on March 28, 2003, the date we were acquired by HSBC.
We have a subsidiary, Decision One Mortgage Company, LLC, which directly originates mortgage loans sourced by mortgage brokers and sells all loans to secondary market purchasers, including our Mortgage Services business. Loans held for sale to external parties by this subsidiary totaled $1.7 billion at both June 30, 2006 and December 31, 2005 and are included in real estate secured receivables.
As part of our acquisition of Metris on December 1, 2005, we acquired $5.3 billion of receivables. The receivables acquired were subject to the requirements of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) to the extent there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected and that the associated line of credit had been closed. The carrying amount of these receivables was $302 million at June 30, 2006 and $414 million at December 31, 2005 and is included in the MasterCard/ Visa receivables in the table above. The outstanding contractual balance of these receivables was $475 million at June 30, 2006 and $804 million at December 31, 2005. At June 30, 2006, no credit loss reserve for the acquired receivables subject to SOP 03-3 has been established as there has been no decrease to the expected future cash flows since the acquisition. There was a reclassification

HSBC Finance Corporation

to accretable yield from non-accretable difference. This reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying Metris portfolio. There were no additions or disposals to accretable yield during the quarter ended June 30, 2006. The following summarizes the accretable yield on these receivables at June 30, 2006:

(in millions)

Accretable yield at December 31, 2005	$(122)
Accretable yield amortized to interest income during the period	62
Reclassification from non-accretable difference	(51)

Accretable yield at June 30, 2006	$(111)

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse.
Receivables serviced with limited recourse consisted of the following:

	June 30,	December 31,
	2006	2005

	(in millions)
Auto finance	$693	$1,192
MasterCard/ Visa	750	1,875
Personal non-credit card	468	1,007

Total	$1,911	$4,074

The combination of receivables owned and receivables serviced with limited recourse, which comprises our managed portfolio, is shown below:

	June 30,	December 31,
	2006	2005

	(in millions)
Real estate secured	$93,893	$82,826
Auto finance	12,416	11,896
MasterCard/ Visa	25,709	25,985
Private label	2,522	2,520
Personal non-credit card	21,132	20,552
Commercial and other	198	208

Total	$155,870	$143,987

HSBC Finance Corporation

4.	Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	(in millions)
Owned receivables:
Credit loss reserves at beginning of period	$4,468	$3,581	$4,521	$3,625
Provision for credit losses	1,248	1,031	2,114	1,872
Charge-offs	(1,233)	(961)	(2,287)	(1,914)
Recoveries	153	117	279	207
Other, net	13	(12)	22	(34)

Credit loss reserves for owned receivables	4,649	3,756	4,649	3,756

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	161	661	215	890
Provision for credit losses	(29)	52	(21)	82
Charge-offs	(49)	(201)	(120)	(472)
Recoveries	8	17	17	33
Other, net	-	(4)	-	(8)

Credit loss reserves for receivables serviced with limited recourse	91	525	91	525

Credit loss reserves for managed receivables	$4,740	$4,281	$4,740	$4,281

The increase in the provision for credit losses in both the current quarter and year-to-date period reflects higher receivable levels and portfolio seasoning as well as higher charge-offs and loss estimates at our Mortgage Services business due to deteriorating performance in the 2005 second lien and portions of the 2005 first lien real estate secured originations. These increases were partially offset by lower bankruptcy losses due to reduced bankruptcy filings resulting from the enactment of new bankruptcy legislation in the United States in October 2005 and a reduction in the estimated loss exposure resulting from Hurricane Katrina.
Further analysis of credit quality and credit loss reserves and our credit loss reserve methodology are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Credit Quality.”

HSBC Finance Corporation

5.	Intangible Assets

Intangible assets consisted of the following:

		Accumulated	Carrying
	Gross	Amortization	Value

	(in millions)
June 30, 2006
Purchased credit card relationships and related programs	$1,736	$511	$1,225
Retail services merchant relationships	270	176	94
Other loan related relationships	326	119	207
Trade names	717	13	704
Technology, customer lists and other contracts	282	175	107

Total	$3,331	$994	$2,337

December 31, 2005
Purchased credit card relationships and related programs	$1,736	$442	$1,294
Retail services merchant relationships	270	149	121
Other loan related relationships	326	104	222
Trade names	717	13	704
Technology, customer lists and other contracts	282	143	139

Total	$3,331	$851	$2,480

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,

(in millions)
2006	$269
2007	252
2008	210
2009	197
2010	168
Thereafter	520

6.	Goodwill

Goodwill balances associated with our foreign businesses will change from period to period due to movements in foreign exchange. Changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded pursuant to Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes,” may result in changes to our goodwill balances. During the second quarter of 2006, we reduced our goodwill balance by approximately $18 million as a result of such changes in tax estimates.

7.	Income Taxes

Our effective tax rates were as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,

	2006	2005	2006	2005
Effective tax rate	36.7%	31.2%	36.6%	33.6%

HSBC Finance Corporation

The increase in the effective tax rate for both periods is due to higher state income taxes and an increase in pretax income with slightly lower tax credits. The increase in state income taxes is primarily due to an increase in the blended statutory tax rate of our operating companies. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

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

	June 30,	December 31,
	2006	2005

	(in millions)
Assets, (Liabilities) and Equity:
Derivative financial assets (liability), net	$259	$(260)
Affiliate preferred stock received in sale of U.K. credit card business	261	261
Other assets	477	518
Due to affiliates	(15,751)	(15,534)
Other liabilities	(306)	(271)

	Three months		Six months
	ended		ended
	June 30,		June 30,

	2006	2005	2006	2005

	(in millions)
Income/(Expense):
Interest expense on borrowings from HSBC and subsidiaries	$(173)	$(134)	$(326)	$(285)
Interest income on advances to HSBC affiliates	6	7	11	11
HSBC Bank USA, National Association (“HBUS”):
Gain on daily sale of domestic private label receivable originations	88	100	165	192
Gain on sale of MasterCard/ Visa receivables	9	9	17	17
Domestic private label receivable servicing and related fees	95	90	193	182
Real estate secured servicing, sourcing, underwriting and pricing revenues	3	5	6	10
Other servicing, processing, origination and support revenues	12	6	23	13
Taxpayer financial services loan origination and other fees	(1)	(1)	(17)	(15)
Support services from HSBC affiliates, primarily HSBC Technology and Services (USA) Inc. (“HTSU”)	(270)	(217)	(522)	(426)
HTSU:
Rental revenue	12	8	23	18
Administrative services revenue	3	7	6	12
Servicing and other fees from other HSBC affiliates	3	1	6	3
Stock based compensation expense with HSBC	(22)	(25)	(39)	(36)
The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $94.9 billion at June 30, 2006 and $72.2 billion at December 31, 2005. When the fair value of our agreements with affiliate counterparties requires us to post collateral, it is provided in the form of cash which is recorded on our balance

HSBC Finance Corporation

sheet in other assets. Beginning in the second quarter of 2006, when the fair value of our agreements with affiliate counterparties requires the posting of collateral by the affiliate, it is also provided in the form of cash. Previously, the posting of collateral by affiliates was provided in the form of securities, which were not recorded on our balance sheet. At June 30, 2006 and December 31, 2005, the fair value of our agreements with affiliate counterparties was below the level requiring the posting of collateral.
We have extended a line of credit of $2 billion to HSBC USA Inc. No balances were outstanding under this line at June 30, 2006 or December 31, 2005. Annual commitment fees associated with this line of credit are recorded in interest income and reflected as Interest income on advances to HSBC affiliates in the table above.
We extended a revolving line of credit of $.5 billion to HTSU on June 28, 2005. The balance outstanding under this line of credit was $.4 billion at June 30, 2006 and December 31, 2005 and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as Interest income on advances to HSBC affiliates in the table above.
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
At June 30, 2006 and December 31, 2005, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.3 billion from HSBC Bank plc (“HBEU”) to fund our operations in the U.K. As of June 30, 2006, $4.3 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. As of December 31, 2005, $4.2 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. Annual commitment fee requirements to support availability of these lines are included as a component of Interest expense – HSBC affiliates.
In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables ($3.1 billion on a managed basis), the associated cardholder relationships and the related retained interests in securitized credit card receivables to HBEU, a U.K. based subsidiary of HSBC, for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above, the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and related leaseholds and call center employees to provide customer continuity after the transfer as well as to allow HBEU direct ownership and control of origination and customer service. We have retained the collection operations related to the credit card operations and have entered into a service level agreement for a period of not less than two years to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations, to HBEU for a fee. We received $3 million during the three months ended June 30, 2006 and $11 million during the six months ended June 30, 2006 under this service level agreement. Additionally, the management teams of HBEU and our remaining U.K. operations will be jointly involved in decision making involving card marketing to ensure that growth objectives are met for both businesses. Because the sale of this business is between

HSBC Finance Corporation

affiliates under common control, the premium of $182 million received in excess of the book value of the assets transferred including the goodwill assigned to this business, was recorded as an increase to additional paid in capital and was not included in earnings.
In December 2004, we sold our domestic private label receivable portfolio (excluding retail sales contracts at our consumer lending business), including the retained interests associated with our securitized domestic private label receivables to HBUS. We continue to service the sold private label receivables and receive servicing and related fee income from HBUS. As of June 30, 2006, we were servicing $16.5 billion of domestic private label receivables for HBUS. We received servicing and related fee income from HBUS of $95 million during the three month period ended June 30, 2006 and $193 million during the six month period ended June 30, 2006. We received servicing and related fee income from HBUS of $90 million during the three month period ended June 30, 2005 and $182 million during the six month period ended June 30, 2005. We continue to maintain the related customer account relationships and, therefore, sell new domestic private label receivable originations (excluding retail sales contracts) to HBUS on a daily basis. We sold $9,976 million of private label receivables to HBUS during the six months ended June 30, 2006 and $8,938 million during the six months ended June 30, 2005. The gains associated with the sale of these receivables are reflected in the table above and are recorded in Gain on Receivable Sales to HSBC Affiliates.
In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables from our mortgage services business to HBUS. Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HBUS including all business it purchased from our correspondents. As of June 30, 2006, we were servicing $3.8 billion of real estate secured receivables for HBUS. During the six months ended June 30, 2005, we also received fees from HBUS pursuant to a service level agreement under which we sourced, underwrote and priced $1.1 billion of real estate secured receivables purchased by HBUS. Purchases of real estate secured receivables from our correspondents by HBUS were discontinued effective September 1, 2005. The fee revenue associated with these receivables is recorded in Servicing and other fees from HSBC affiliates and is reflected as Real estate secured servicing, sourcing, underwriting and pricing revenues in the above table. We continue to service the receivables HBUS previously purchased from these correspondents.
Under various service level agreements, we also provide various services to HSBC affiliates. These services include credit card servicing and processing activities through our credit card services business, loan origination and servicing through our auto finance business and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates and are included in the table above.
During 2003, Household Capital Trust VIII issued $275 million in mandatorily redeemable preferred securities to HSBC. Interest expense recorded on the underlying junior subordinated notes is included in Interest expense on borrowings from HSBC and subsidiaries in the table above.
During the third quarter of 2004, our Canadian business began to originate and service auto loans for an HSBC affiliate in Canada. Fees received for these services of $3 million for the three months ended June 30, 2006 and $6 million for the six months ended June 30, 2006 are included in other income and are reflected in the above table as Servicing and other fees from HSBC affiliates.
Effective October 1, 2004, HBUS became the originating lender for loans initiated by our taxpayer financial services business for clients of various third party tax preparers. We purchase the loans originated by HBUS daily for a fee. We purchased loans of $16.1 billion in the six month period ended June 30, 2006 and $15.1 billion in the six month period ended June 30, 2005. Additionally, HBUS provides services to assist with the processing of other products offered by our taxpayer financial services business. Origination and other fees paid to HBUS totaled $1 million during the three months ended June 30, 2006 and $17 million during the six months ended June 30, 2006. Origination and other fees paid to HBUS totaled $1 million during the three months ended June 30, 2005 and $15 million during the six months ended June 30, 2005. These fees are included as an offset to Taxpayer financial services revenue and are reflected as Taxpayer financial services loan origination fees in the above table.

HSBC Finance Corporation

On July 1, 2004, HSBC Bank Nevada, National Association (“HBNV”), formerly known as Household Bank (SB), N.A., purchased the account relationships associated with $970 million of MasterCard/Visa credit card receivables from HBUS for approximately $99 million, which are included in intangible assets. The receivables continue to be owned by HBUS. We service these receivables for HBUS and receive servicing and related fee income from HBUS. As of June 30, 2006, we were servicing $1.1 billion of MasterCard/Visa receivables for HBUS. Originations of new accounts and receivables are made by HBNV and new receivables are sold daily to HBUS. We sold $1,078 million of credit card receivables to HBUS during the six months ended June 30, 2006 and $947 million of credit card receivables to HBUS during the six months ended June 30, 2005. The gains associated with the sale of these receivables are reflected in the table above and are recorded in Gain on Receivables Sales to HSBC Affiliates.
Effective January 1, 2004, our technology services employees, as well as technology services employees from other HSBC entities in North America, were transferred to HTSU. In addition, technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. Technology related assets owned by HSBC Finance Corporation prior to January 1, 2004 currently remain in place and were not transferred to HTSU. In addition to information technology services, HTSU also provides certain item processing and statement processing activities to us pursuant to a master service level agreement. Support services from HSBC affiliates includes services provided by HTSU as well as banking services and other miscellaneous services provided by HBUS and other subsidiaries of HSBC. We also receive revenue from HTSU for rent on certain office space, which has been recorded as a reduction of occupancy and equipment expenses, and for certain administrative costs, which has been recorded as other income.
In December 2005, we transferred our information technology services employees in the U.K. to a subsidiary of HBEU. Subsequent to the transfer, operating expenses relating to information technology, which have previously been reported as salaries and fringe benefits or other servicing and administrative expenses, are now billed to us by HBEU and reported as Support services from HSBC affiliates. We paid $17 million during the six months ended June 30, 2006 to HBEU for these services. Additionally, during the first quarter of 2006, the information technology equipment in the U.K. was sold to HBEU for a purchase price equal to the book value of these assets of $8 million.
In addition, we utilize HSBC Markets (USA) Inc., a related HSBC entity, to lead manage the underwriting of a majority of our ongoing debt issuances. Fees paid for such services totaled approximately $7 million for the three months ended June 30, 2006 and approximately $22 million for the six months ended June 30, 2006. Fees paid for such services totaled approximately $23 million for the three months ended June 30, 2005 and approximately $26 million for the six months ended June 30, 2005. These fees are amortized over the life of the related debt as a component of interest expense in the table above.
Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan sponsored by HNAH. See Note 9, “Pension and Other Postretirement Benefits,” for additional information on this pension plan.
Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans was $22 million for the three months ended June 30, 2006 and $39 million for the six months ended June 30, 2006. Our share of the expense of these plans was $25 million for the three months ended June 30, 2005 and $36 million for the six months ended June 30, 2005. These expenses are recorded in salary and employee benefits and are reflected in the above table. As of June 30, 2006, the total compensation cost related to non-vested stock based compensation awards was approximately $188 million and will be recognized into compensation expense over a weighted-average period of 2.69 years. A more complete description of these plans is included in the 2005 Form 10-K.

9.	Pension and Other Postretirement Benefits

Effective January 1, 2005, the two previously separate domestic defined benefit pension plans of HSBC Finance Corporation and HBUS were combined into a single HNAH defined benefit pension plan which

HSBC Finance Corporation

facilitated the development of a unified employee benefit policy and unified employee benefit plan for HSBC companies operating in the United States.
The components of pension expense for the domestic defined benefit pension plan reflected in our consolidated statement of income are shown in the table below and reflect the portion of the pension expense of the combined HNAH pension plan which has been allocated to HSBC Finance Corporation:

	Three months		Six months
	ended		ended
	June 30,		June 30,

	2006	2005	2006	2005

		(in millions)
Service cost – benefits earned during the period	$13	$19	$26	$31
Interest cost	15	18	30	31
Expected return on assets	(20)	(27)	(40)	(46)
Recognized losses	3	1	6	1

Net periodic benefit cost	$11	$11	$22	$17

We sponsor various additional benefit pension plans for our foreign based employees. Pension expense for our foreign defined benefit pension plans was $.7 million for the three months ended June 30, 2006 and $1.3 million for the six months ended June 30, 2006. Pension expense for our foreign defined benefit pension plans was $.5 million for the three months ended June 30, 2005 and $1.0 million for the six months ended June 30, 2005.
Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,

	2006	2005	2006	2005

		(in millions)
Service cost – benefits earned during the period	$1	$2	$2	$3
Interest cost	4	4	8	8
Expected return on assets	-	-	-	-
Recognized (gains) losses	-	-	-	-

Net periodic benefit cost	$5	$6	$10	$11

10.	Business Segments

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
Fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. Reconciliations of our managed basis segment results to managed basis and owned basis consolidated totals are as follows:

							Managed
		Credit			Adjustments/		Basis			Owned Basis
		Card			Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	International	All Other	Items		Totals	Adjustments		Totals

				(in millions)
Three months ended June 30, 2006:
Net interest income	$1,851	$764	$178	$(177)	$-		$2,616	$(67	)(3)	$2,549
Securitization related revenue	(55)	(15)	-	(1)	-		(71)	122	(3)	51
Fee and other income	330	570	173	177	(76	)(1)	1,174	(26	)(3)	1,148
Intersegment revenues	63	5	9	(1)	(76	)(1)	-	-		-
Provision for credit losses	696	399	123	-	1	(5)	1,219	29	(3)	1,248
Total costs and expenses	726	428	213	236	-		1,603	-		1,603
Net income	442	310	7	(143)	(48)		568	-		568
Receivables	120,316	25,815	9,545	194	-		155,870	(1,911	)(4)	153,959
Assets	121,058	25,980	10,257	23,794	(8,484	)(2)	172,605	(1,911	)(4)	170,694

Three months ended June 30, 2005:
Net interest income	$1,699	$507	$224	$(146)	$-		$2,284	$(249	)(3)	$2,035
Securitization related revenue	(151)	(55)	4	(15)	-		(217)	271	(3)	54
Fee and other income	292	475	190	270	(34	)(1)	1,193	(74	)(3)	1,119
Intersegment revenues	26	5	4	(1)	(34	)(1)	-	-		-
Provision for credit losses	580	334	166	-	3	(5)	1,083	(52	)(3)	1,031
Total costs and expenses	578	333	266	314	-		1,491	-		1,491
Net income	440	165	(14)	(95)	(24)		472	-		472
Receivables	95,300	19,615	12,581	245	-		127,741	(8,980	)(4)	118,761
Assets	96,188	19,391	13,492	26,223	(8,571	)(2)	146,723	(8,980	)(4)	137,743

HSBC Finance Corporation

							Managed
		Credit			Adjustments/		Basis			Owned Basis
		Card			Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	International	All Other	Items		Totals	Adjustments		Totals

	(in millions)
Six months ended June 30, 2006:
Net interest income	$3,672	$1,533	$360	$(382)	$-		$5,183	$(170	)(3)	$5,013
Securitization related revenue	(104)	(18)	-	(3)	-		(125)	247	(3)	122
Fee and other income	630	1,087	328	683	(144	)(1)	2,584	(56	)(3)	2,528
Intersegment revenues	120	10	16	(2)	(144	)(1)	-	-		-
Provision for credit losses	1,099	763	230	(2)	3	(5)	2,093	21	(3)	2,114
Total costs and expenses	1,426	861	430	536	-		3,253	-		3,253
Net income	1,052	615	14	(132)	(93)		1,456	-		1,456

Six months ended June 30, 2005:
Net interest income	$3,392	$1,013	$453	$(354)	$-		$4,504	$(581	)(3)	$3,923
Securitization related revenue	(386)	(119)	14	(34)	-		(525)	664	(3)	139
Fee and other income	577	912	356	920	(68	)(1)	2,697	(165	)(3)	2,532
Intersegment revenues	53	11	7	(3)	(68	)(1)	-	-		-
Provision for credit losses	963	655	331	-	5	(5)	1,954	(82	)(3)	1,872
Total costs and expenses	1,246	657	518	648	-		3,069	-		3,069
Net income	874	313	(23)	(19)	(47)		1,098	-		1,098

(1)	Eliminates intersegment revenues.

(2)	Eliminates investments in subsidiaries and intercompany borrowings.

(3)	Reclassifies net interest income, fee income and provision for credit losses relating to securitized receivables to other revenues.

(4)	Represents receivables serviced with limited recourse.

(5)	Eliminates bad debt recovery sales between operating segments.

11.	New Accounting Pronouncements

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
In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be bifurcated and accounted for separately. SFAS No. 155 also requires companies to identify interests in securitized financial

HSBC Finance Corporation

assets that are free standing derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS No. 133, and amends SFAS No 140 to revise the conditions of a qualifying special purpose entity. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of a company’s first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of a company’s fiscal year, provided the company has not yet issued financial statements for that fiscal year. We elected to early adopt SFAS No. 155 effective January 1, 2006. The adoption of SFAS No. 155 did not have a significant impact on our financial position or results of operations.
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
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adoption of FIN No. 48 will have on our financial position or results of operations.

HSBC Finance Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report, with our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and Form 10-Q for the quarterly period ended March 31, 2006. MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “intends”, “believe”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC Finance Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events. Unless noted, the discussion of our financial condition and results of operations included in MD&A are presented on an owned basis of reporting.
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
Net income was $568 million for the quarter ended June 30, 2006, an increase of 20 percent, compared to $472 million in the prior year quarter. Net income was $1,456 million for the first six months of 2006, an increase of 33 percent, compared to $1,098 million in the first six months of 2005. Net income increased in both periods due to higher net interest income and for the three months ended June 30, 2006 higher other revenues partially offset by higher provisions for credit losses and higher costs and expenses. The increase in net interest income was due to growth in average receivables and an improvement in the overall yield on the portfolio, partially offset by a higher interest expense. Overall yields increased due to increases in our rates on variable rate products which were in line with market movements and various other repricing initiatives, such as reduced levels of promotional rate balances in 2006. Changes in receivable mix also contributed to the increase in yield due to the impact of increased levels of higher yielding MasterCard/ Visa receivables due to lower securitization levels and our acquisition of Metris Companies, Inc. (“Metris”) in December 2005 which contributed $38 million of net income during the three months ended June 30, 2006 and $61 million of net income during the year-to-date period. Interest expense increased due to a larger balance sheet and a significantly higher cost of funds reflecting market movements. Our net interest margin was 6.66 percent for the three months ended June 30, 2006 compared to 6.81 percent for the three months ended June 30, 2005. Net interest margin was 6.68 percent for the six months ended June 30, 2006 compared to 6.75 percent for the six months ended June 30, 2005. Net interest margin decreased in both periods as the improvement in the overall yield on our receivable portfolio, as discussed above, was more than offset by the higher funding costs.
The increase in provision for credit losses in both the current quarter and year-to-date period reflects receivable growth and portfolio seasoning as well as higher charge-offs and loss estimates at our Mortgage

HSBC Finance Corporation

Services business as loans originated and acquired in 2005 in the second lien and portions of the first lien real estate secured portfolio are experiencing higher delinquency and charge-offs. These increases were partially offset by lower bankruptcy losses as a result of reduced filings, low unemployment due to a continued stable economy in the United States and, as discussed more fully below, a reduction in the estimated loss exposure resulting from Hurricane Katrina (“Katrina”).
The increase in other revenues in the three months ended June 30, 2006 is primarily due to higher fee and other income partially offset by lower derivative income. Fee income was higher in both periods as a result of higher credit card fees due to higher volume in our MasterCard/ Visa portfolios, primarily resulting from our acquisition of Metris in December 2005, and improvements in interchange rates, partially offset by the impact of new FFIEC guidance which limits certain fee billings for non-prime credit card accounts. Other income was higher in both periods primarily due to higher ancillary credit card revenue. The decrease in derivative income was primarily due to a rising interest rate environment and a significant reduction during 2005 in the population of interest rate swaps which did not qualify for hedge accounting under SFAS No. 133, the reduction of which decreases income volatility. Costs and expenses increased in both periods primarily to support receivables growth including our acquisition of Metris. Amortization of purchase accounting fair value adjustments increased net income by $33 million for the quarter ended June 30, 2006, which included $7 million related to our acquisition of Metris, compared to an increase in net income of $30 million for the quarter ended June 30, 2005. Amortization of purchase accounting fair value adjustments increased net income by $56 million for the six months ended June 30, 2006, which included $12 million related to our acquisition of Metris, compared to an increase in net income of $21 million for the six months ended June 30, 2005.
We are monitoring the potential impact of several developing trends affecting the mortgage lending industry. Real estate markets in a large portion of the United States have continued to slow, as evidenced by a general slowing in the rate of appreciation in property values and an increase in the period of time available properties remain on the market. Interest rates continue to rise, and the resulting increase in required payments on adjustable rate mortgage loans that reach reset dates may have an impact on the ability of borrowers to repay their loans. Similarly, as interest-only mortgage loans leave the interest-only payment period, the ability of borrowers to make the increased payments may be impacted. Finally, numerous studies have been published recently indicating that mortgage loan originations from 2005 are performing worse than originations from prior years.
To date, slowing real estate markets have had little impact on our business. We are, however, beginning to experience a deterioration in the performance of our 2005 mortgage loan originations in our Mortgage Services business and particularly in the second lien and portions of the first lien portfolios. In 2005 and continuing into 2006, second lien mortgage loan originations in our Mortgage Services business increased significantly as a percentage of total originations when compared to prior periods. The second lien mortgage loans originated in 2005 to date underperformed our first lien mortgage loans from the same period. Accordingly, while overall credit quality remains stable across other parts of our mortgage portfolios and our other domestic businesses, we are expecting higher losses this year in the Mortgage Services business, largely as a result of our 2005 originations. Numerous efforts are underway in this business to mitigate the impact of the affected components of the portfolio. However, we expect our Mortgage Services loan portfolio to remain under pressure as the 2005 originations season further. Accordingly, we expect an increase in overall delinquency and charge-offs in our Mortgage Services business.
We continue to assess the financial impact of Katrina on our customers living in the Katrina FEMA designated Individual Assistance disaster areas, including the related payment patterns of these customers. As a result of these continuing assessments, including customer contact and the collection of more information associated with the properties located in the FEMA designated area, as applicable, we have reduced our estimate of credit loss exposure by approximately $25 million in the quarter ended June 30, 2006 and

HSBC Finance Corporation

approximately $55 million in the year-to-date period. We will continue to review our estimate of credit loss exposure relating to Katrina and any adjustments will be reported in earnings when they become known.
As part of ongoing integration efforts with HSBC, we have begun working with HSBC to determine if funding synergies and management efficiencies could be achieved by transferring our Czech, Hungarian and Slovakian operations to HSBC Bank plc (“HBEU”), a U.K. based subsidiary of HSBC. As of the date of this filing, a decision has not been made regarding the potential transfer of these operations. We anticipate that a decision regarding this potential transfer will be reached in the third quarter of 2006.
Our return on average owned assets (“ROA”) was 1.36 percent for the three months ended June 30, 2006 and 1.76 percent for the six months ended June 30, 2006 compared to 1.40 percent for the three months ended June 30, 2005 and 1.65 percent for the six months ended June 30, 2005. Return on averaged managed assets (“ROMA”) (a non-GAAP financial measure which assumes that securitized receivables have not been sold and are still on our balance sheet) was 1.34 percent for the three months ended June 30, 2006 and 1.73 percent for the six months ended June 30, 2006 compared to 1.30 percent in the three months ended June 30, 2005 and 1.52 percent for the six months ended June 30, 2005. ROA increased during the six months ended June 30, 2006 and ROMA increased during both periods as net income growth, primarily due to higher net interest income, outpaced the growth in average owned and managed assets during the periods. ROA decreased during the three months ended June 30, 2006 as average owned assets during the quarter outpaced net income growth during the period.
The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation as of June 30, 2006 and 2005 and for the three and six month periods ended June 30, 2006 and 2005.

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

	(dollars are in millions)
Net income:	$568	$472	$1,456	$1,098
Owned Basis Ratios:
Return on average owned assets	1.36%	1.40%	1.76%	1.65%
Return on average common shareholder’s equity (“ROE”)	11.19	10.87	14.62	12.92
Net interest margin	6.66	6.81	6.68	6.75
Consumer net charge-off ratio, annualized	2.88	2.93	2.73	3.03
Efficiency ratio(1)	41.09	44.47	40.71	44.54
Managed Basis Ratios:(2)
Return on average managed assets (“ROMA”)	1.34%	1.30%	1.73%	1.52%
Net interest margin	6.72	7.04	6.77	7.05
Risk adjusted revenue	6.88	7.37	7.33	7.44
Consumer net charge-off ratio, annualized	2.94	3.28	2.81	3.46
Efficiency ratio(1)	41.42	43.73	40.83	43.97

As of June 30,	2006	2005

	(dollars are in millions)
Receivables:
Owned basis	$153,959	$118,761
Managed basis(2)	155,870	127,741
Two-month-and-over contractual delinquency ratios:
Owned basis	3.68%	3.73%
Managed basis(2)	3.70	3.85

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(2)	Managed basis reporting is a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

HSBC Finance Corporation

Owned receivables were $154.0 billion at June 30, 2006, $146.8 billion at March 31, 2006, and $118.8 billion at June 30, 2005. With the exception of private label, we experienced growth in all our receivable products compared to March 31, 2006 and June 30, 2005, with real estate secured receivables being the primary contributor to the growth. Lower securitization levels also contributed to the increase in owned receivables. The acquisition of Metris in December 2005 contributed to the increase in owned receivables as compared to June 30, 2005.
Our owned basis two-months-and-over-contractual delinquency ratio increased compared to the prior quarter but decreased compared to the prior year quarter. The increase of 6 basis points from the prior quarter was driven largely by higher real estate secured delinquency levels at our Mortgage Services business due to the deteriorating performance of certain 2005 originations as more fully discussed above. Partially offsetting these increases was the impact of strong receivable growth and the continuing stable economy in the United States. The decrease of 5 basis points from the prior year quarter is a result of lower bankruptcy levels due to the new bankruptcy legislation enacted in 2005, receivable growth and low unemployment due to a stable United States economy, partially offset by higher delinquency at our Mortgage Services business.
Net charge-offs as a percentage of average consumer receivables for the quarter decreased from the prior year quarter largely as a result of lower personal bankruptcy filings in our MasterCard/ Visa portfolio following the October 2005 enactment of new bankruptcy legislation in the United States. Also contributing to the decrease was portfolio growth and the positive impact from the lower delinquency levels we experienced throughout 2005 as a result of a strong economy. This was partially offset by higher net charge-offs in our real estate secured and personal non-credit card portfolios due to portfolio seasoning and, in the case of our real estate secured portfolio, higher than expected losses on certain 2005 loan originations in our Mortgage Services business as discussed above.
Our owned basis efficiency ratio improved compared to the prior year quarter due to higher net interest income and higher other revenues due to higher levels of receivables, partially offset by an increase in total costs and expenses to support receivable growth.
During the second quarter of 2006, we supplemented unsecured debt issuances with proceeds from the continuing sale of newly originated domestic private label receivables to HSBC Bank USA, National Association (“HBUS”), debt issued to affiliates, increased levels of secured financings and higher levels of commercial paper. Because we are a subsidiary of HSBC, our credit ratings have improved and our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of tightened credit spreads and improved funding availability, we recognized cash funding expense savings of approximately $439 million during the six months ended June 30, 2006 (approximately $225 million during the three months ended June 30, 2006) and approximately $252 million during the six months ended June 30, 2005 (approximately $132 million during the three months ended June 30, 2005) compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. These tightened credit spreads in combination with the issuance of HSBC Finance Corporation debt and other funding synergies including asset transfers and debt underwriting fees paid to HSBC affiliates have enabled HSBC to realize a pre-tax 2006 run rate for annual cash funding expense savings in excess of $1 billion per year. In the six months ended June 30, 2006, the cash funding expense savings realized by HSBC totaled approximately $571 million.
Securitization of consumer receivables has been a source of funding and liquidity for us. In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under International Financial Reporting Standards (“IFRSs”), starting in the third quarter of 2004 we began to structure all new collateralized funding transactions as secured financings. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in the fourth quarter of 2007. We will continue to replenish at reduced levels certain personal non-credit card securities privately issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our

HSBC Finance Corporation

securitized receivables have varying lives, it will take time for all securitized receivables to pay-off and the related interest-only strip receivables to be reduced to zero. While the termination of sale treatment on new collateralized funding transactions reduced our reported net income under U.S. GAAP, there is no impact on cash received.
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
Debt analysts, rating agencies and fixed income investors have also historically evaluated our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables such investors and other interested parties to better understand the performance and quality of our entire loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned and securitized portfolios. As the level of our securitized receivables falls over time, managed basis and owned basis results will eventually converge. We also now report “Management Basis” results (a non-GAAP financial measure) in Reports on Form 8-K on an IFRSs basis with our quarterly results. (See discussion of the use of the IFRSs basis of accounting below.) Management Basis reporting, in addition to managed basis adjustments, assumes the private label and real estate secured receivables transferred to HBUS have not been sold and remain on balance sheet. As we continue to manage and service receivables sold to HBUS, we make decisions about allocating certain resources, such as employees, on a Management Basis.
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
We and certain rating agencies also monitor our equity ratios excluding the impact of the HSBC acquisition purchase accounting adjustments. We do so because we believe that the HSBC acquisition purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations. We include the impact of acquisition purchase accounting adjustments resulting from the Metris acquisition in December 2005 in our equity ratios as HSBC Finance Corporation was the acquirer and entered into this acquisition for the purpose of expanding our core business.
Preferred securities issued by certain non-consolidated trusts are considered equity in the TETMA and TETMA + Owned Reserves calculations because of their long-term subordinated nature and the ability to defer dividends. TETMA and TETMA + Owned Reserves exclude the Adjustable Conversion-Rate Equity

HSBC Finance Corporation

Security Units for all periods subsequent to our acquisition by HSBC as this more accurately reflects the impact of these items on our equity post acquisition.
International Financial Reporting Standards Because HSBC reports results in accordance with IFRSs and IFRSs results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRSs basis:

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

	(dollars are in millions)
Net income – U.S. GAAP basis	$568	$472	$1,456	$1,098
Adjustments, net of tax:
Securitizations	13	9	34	70
Derivatives and hedge accounting (including fair value adjustments)	(19)	(27)	(90)	(43)
Intangible assets	26	42	62	98
Purchase accounting adjustments	(26)	84	30	185
Loan origination	(1)	(17)	(21)	(33)
Loan impairment	10	3	19	7
Loans held for resale	18	-	18	-
Interest recognition	101	-	101	-
Other	25	16	36	24

Net income – IFRSs basis	$715	$582	$1,645	$1,406

Significant differences between U.S. GAAP and IFRSs are as follows:
Securitizations
IFRSs

•	The recognition of securitized assets is governed by a three-step process, which may be applied to the whole asset, or a part of an asset:

–	If the rights to the cash flows arising from securitized assets have been transferred to a third party, and all the risks and rewards of the assets have been transferred, the assets concerned are derecognized.
–	If the rights to the cash flows are retained by HSBC but there is a contractual obligation to pay them to another party, the securitized assets concerned are derecognized if certain conditions are met such as, for example, when there is no obligation to pay amounts to the eventual recipient unless an equivalent amount is collected from the original asset.
–	If some significant risks and rewards of ownership have been transferred, but some have also been retained, it must be determined whether or not control has been retained. If control has been retained, HSBC continues to recognize the asset to the extent of its continuing involvement; if not, the asset is derecognized.

•	The impact from securitizations resulting in higher net income under IFRSs is due to the recognition of income on securitized receivables under U.S. GAAP in prior periods.
US GAAP

•	SFAS 140 “Accounting for Transfers and Servicing of Finance Assets and Extinguishments of Liabilities” requires that receivables that are sold to a special purpose entity (“SPE”) and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over the securitized assets.

HSBC Finance Corporation

•	Control is surrendered over transferred assets if, and only if, all of the following conditions are met:

–	The transferred assets are put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.
–	Each holder of interests in the transferee (i.e. holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.
–	The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

•	If these conditions are not met the securitized assets should continue to be consolidated.
•	When HSBC retains an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the special purpose entity, HSBC recognizes this interest at fair value on sale of the assets to the SPE.
Derivatives and hedge accounting
IFRSs

•	Derivatives are recognized initially, and are subsequently remeasured, at fair value. Fair values of exchange-traded derivatives are obtained from quoted market prices. Fair values of over-the-counter (“OTC”) derivatives are obtained using valuation techniques, including discounted cash flow models and option pricing models.
•	In the normal course of business, the fair value of a derivative on initial recognition is considered to be the transaction price (that is the fair value of the consideration given or received). However, in certain circumstances the fair value of an instrument will be evidenced by comparison with other observable current market transactions in the same instrument (without modification or repackaging) or will be based on a valuation technique whose variables include only data from observable markets, including interest rate yield curves, option volatilities and currency rates. When such evidence exists, HSBC recognizes a trading profit or loss on inception of the derivative. When unobservable market data have a significant impact on the valuation of derivatives, the entire initial change in fair value indicated by the valuation model is not recognized immediately in the income statement but is recognized over the life of the transaction on an appropriate basis or recognized in the income statement when the inputs become observable, or when the transaction matures or is closed out.
•	Derivatives may be embedded in other financial instruments; for example, a convertible bond has an embedded conversion option. An embedded derivative is treated as a separate derivative when its economic characteristics and risks are not clearly and closely related to those of the host contract, its terms are the same as those of a stand-alone derivative, and the combined contract is not held for trading or designated at fair value through profit and loss. These embedded derivatives are measured at fair value with changes in fair value recognized in the income statement.
•	Derivatives are classified as assets when their fair value is positive, or as liabilities when their fair value is negative. Derivative assets and liabilities arising from different transactions are only netted if the transactions are with the same counterparty, a legal right of offset exists, and the cash flows are intended to be settled on a net basis.
•	The method of recognizing the resulting fair value gains or losses depends on whether the derivative is held for trading, or is designated as a hedging instrument and, if so, the nature of the risk being hedged. All gains and losses from changes in the fair value of derivatives held for trading are recognized in the income statement. When derivatives are designated as hedges, HSBC classifies them as either: (i) hedges of the change in fair value of recognized assets or liabilities or firm commitments (“fair value hedge”); (ii) hedges of the variability in highly probable future cash flows attributable to a recognized asset or liability, or a forecast transaction (“cash flow hedge”); or (iii) hedges of net investments in a foreign operation (“net investment hedge”). Hedge accounting is applied to derivatives designated as hedging instruments in a fair value, cash flow or net investment hedge provided certain criteria are met.

HSBC Finance Corporation

Hedge Accounting:

–	It is HSBC’s policy to document, at the inception of a hedge, the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking the hedge. The policy also requires documentation of the assessment, both at hedge inception and on an ongoing basis, of whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items attributable to the hedged risks.
Fair value hedge:

–	Changes in the fair value of derivatives that are designated and qualify as fair value hedging instruments are recorded in the income statement, together with changes in the fair values of the assets or liabilities or groups thereof that are attributable to the hedged risks.
–	If the hedging relationship no longer meets the criteria for hedge accounting, the cumulative adjustment to the carrying amount of a hedged item is amortized to the income statement based on a recalculated effective interest rate over the residual period to maturity, unless the hedged item has been derecognized whereby it is released to the income statement immediately.
Cash flow hedge:

–	The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. Any gain or loss relating to an ineffective portion is recognized immediately in the income statement.
–	Amounts accumulated in equity are recycled to the income statement in the periods in which the hedged item will affect the income statement. However, when the forecast transaction that is hedged results in the recognition of a non-financial asset or a non-financial liability, the gains and losses previously deferred in equity are transferred from equity and included in the initial measurement of the cost of the asset or liability.
–	When a hedging instrument expires or is sold, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity until the forecast transaction is ultimately recognized in the income statement. When a forecast transaction is no longer expected to occur, the cumulative gain or loss that was reported in equity is immediately transferred to the income statement.
Net investment hedge:

–	Hedges of net investments in foreign operations are accounted for in a similar manner to cash flow hedges. Any gain or loss on the hedging instrument relating to the effective portion of the hedge is recognized in equity; the gain or loss relating to the ineffective portion is recognized immediately in the income statement. Gains and losses accumulated in equity are included in the income statement on the disposal of the foreign operation.
Hedge effectiveness testing:

–	IAS 39 requires that at inception and throughout its life, each hedge must be expected to be highly effective (prospective effectiveness) to qualify for hedge accounting. Actual effectiveness (retrospective effectiveness) must also be demonstrated on an ongoing basis.
–	The documentation of each hedging relationship sets out how the effectiveness of the hedge is assessed.
–	For prospective effectiveness, the hedging instrument must be expected to be highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period for which the hedge is designated. For retrospective effectiveness, the changes in fair value or cash flows must offset each other in the range of 80 per cent to 125 per cent for the hedge to be deemed effective.
Derivatives that do not qualify for hedge accounting:

–	All gains and losses from changes in the fair value of any derivatives that do not qualify for hedge accounting are recognized immediately in the income statement.

HSBC Finance Corporation

US GAAP

•	The accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” is generally consistent with that under IAS 39, which HSBC has followed in its IFRSs reporting from January 1, 2005, as described above. However, specific assumptions regarding hedge effectiveness under US GAAP are not permitted by IAS 39.
•	The requirements of SFAS No. 133 have been effective from January 1, 2001.
•	The US GAAP ’shortcut method’ permits an assumption of zero ineffectiveness in hedges of interest rate risk with an interest rate swap provided specific criteria have been met. IAS 39 does not permit such an assumption, requiring a measurement of actual ineffectiveness at each designated effectiveness testing date.
•	In addition, IFRSs allows greater flexibility in the designation of the hedged item. Under US GAAP, all contractual cash flows must form part of the designated relationship, whereas IAS 39 permits the designation of identifiable benchmark interest cash flows only.
•	Under US GAAP, derivatives receivable and payable with the same counterparty may be reported net on the balance sheet when there is an executed ISDA Master Netting Arrangement covering enforceable jurisdictions. These contracts do not meet the requirements for set off under IAS 32 and hence are presented gross on the balance sheet for IFRSs.
Designation of financial assets and liabilities at fair value through profit and loss
IFRSs

•	Under IAS 39, a financial instrument, other than one held for trading, is classified in this category if it meets the criteria set out below, and is so designated by management. An entity may designate financial instruments at fair value where the designation:

–	eliminates or significantly reduces a measurement or recognition inconsistency that would otherwise arise from measuring financial assets or financial liabilities or recognizing the gains and losses on them on different bases; or
–	applies to a group of financial assets, financial liabilities or both that is managed and its performance evaluated on a fair value basis, in accordance with a documented risk management or investment strategy, and where information about that group of financial instruments is provided internally on that basis to management; or
–	relates to financial instruments containing one or more embedded derivatives that significantly modify the cash flows resulting from those financial instruments.

•	Financial assets and financial liabilities so designated are recognized initially at fair value, with transaction costs taken directly to the income statement, and are subsequently remeasured at fair value. This designation, once made, is irrevocable in respect of the financial instruments to which it relates. Financial assets and financial liabilities are recognized using trade date accounting.
•	Gains and losses from changes in the fair value of such assets and liabilities are recognized in the income statement as they arise, together with related interest income and expense and dividends.
US GAAP

•	There are no provisions in US GAAP to make an election similar to that in IAS 39.
•	Generally, for financial assets to be measured at fair value with gains and losses recognized immediately in the income statement, they must meet the definition of trading securities in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. Financial liabilities are generally reported at amortized cost under US GAAP.
Goodwill, Purchase Accounting and Intangibles
IFRSs

•	Prior to 1998, goodwill under UK GAAP was written off against equity. HSBC did not elect to reinstate this goodwill on its balance sheet upon transition to IFRSs. From January 1, 1998 to December 31, 2003 goodwill was capitalized and amortized over its useful life. The carrying amount of

HSBC Finance Corporation

goodwill existing at December 31, 2003 under UK GAAP was carried forward under the transition rules of IFRS from January 1, 2004, subject to certain adjustments.
•	IFRS 3 “Business Combinations” requires that goodwill should not be amortized but should be tested for impairment at least annually at the reporting unit level by applying a test based on recoverable amounts.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their market price on the date the transaction is completed.
US GAAP

•	Up to June 30, 2001, goodwill acquired was capitalized and amortized over its useful life which could not exceed 25 years. The amortization of previously acquired goodwill ceased with effect from December 31, 2001.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their average market price over a reasonable period before and after the date on which the terms of the acquisition are agreed and announced.
•	Changes in tax estimates of the basis in assets and liabilities or other tax estimates recorded at the date of acquisition by HSBC are adjusted against goodwill.
Loan origination
IFRSs

•	Certain loan fee income and incremental directly attributable loan origination costs are amortized to the income statement over the life of the loan as part of the effective interest calculation under IAS 39.
US GAAP

•	Certain loan fee income and direct but not necessarily incremental loan origination costs, including an apportionment of overheads, are amortized to the profit and loss account over the life of the loan as an adjustment to interest income (SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.)
Loan impairment
IFRSs

•	When statistical models, using historic loss rates adjusted for economic conditions, provide evidence of impairment in portfolios of loans, their values are written down to their net recoverable amount. The net recoverable amount is the present value of the estimated future recoveries discounted at the portfolio’s original effective interest rate. The calculations include a reasonable estimate of recoveries on loans individually identified for write-off pursuant to HSBC’s credit guidelines.
US GAAP

•	Where the delinquency status of loans in a portfolio is such that there is no realistic prospect of recovery, the loans are written off in full, or to recoverable value where collateral exists. Delinquency depends on the number of days payment is overdue. The delinquency status is applied consistently across similar loan products in accordance with HSBC’s credit guidelines. When local regulators mandate the delinquency status at which write-off must occur for different retail loan products and these regulations reasonably reflect estimable recoveries on individual loans, this basis of measuring loan impairment is reflected in US GAAP accounting. Cash recoveries relating to pools of such written-off loans, if any, are reported as loan recoveries upon collection.

HSBC Finance Corporation

Loans Held for Resale
IFRSs

•	Under IAS 39, loans held for resale are treated as trading assets.
•	As trading assets, loans held for resale are initially recorded at fair value, with changes in fair value being recognized in current period earnings.
•	Any gains realized on sales of such loans are recognized in current period earnings on the trade date.
U.S. GAAP

•	Under U.S. GAAP, loans held for resale are designated as loans on the balance sheet.
•	Such loans are recorded at the lower of amortized cost or market value (LOCOM). Therefore, recorded value cannot exceed amortized cost.
•	Subsequent gains on sales of such loans are recognized in current period earnings on the settlement date.
Interest Recognition
IFRSs

•	The calculation and recognition of effective interest rates under IAS 39 requires an estimate of “all fees and points paid or received between parties to the contract” that are an integral part of the effective interest rate be included.
US GAAP

•	FAS 91 also generally requires all fees and costs associated with originating a loan to be recognized as interest, but when the interest rate increases during the term of the loan it prohibits the recognition of interest income to the extent that the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation.
During the second quarter, we implemented a methodology for calculating the effective interest rate for introductory rate MasterCard/ Visa receivables under IFRSs over the expected life of the product which resulted in an adjustment being recorded. Of the amount recognized, approximately $69 million (net of tax) would otherwise have been recorded as an IFRS opening balance sheet adjustment as at January 1, 2005 under this methodology.
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

HSBC Finance Corporation

Receivables Review

The following table summarizes owned receivables at June 30, 2006 and increases (decreases) over prior periods:

	Increases (decreases) from

		March 31,		June 30,
		2006		2005
	June 30,
	2006	$	%	$	%

		(dollars are in millions)
Real estate secured	$93,893	$4,401	4.9%	$21,963	30.5%
Auto finance	11,723	537	4.8	2,726	30.3
MasterCard/Visa	24,959	1,510	6.4	7,538	43.3
Private label	2,522	94	3.9	(383)	(13.2)
Personal non-credit card(1)	20,664	658	3.3	3,409	19.8
Commercial and other	198	(8)	(3.9)	(55)	(21.7)

Total owned receivables	$153,959	$7,192	4.9%	$35,198	29.6%

(1)	Personal non-credit card receivables are comprised of the following:

	Increases (decreases) from

		March 31,		June 30,
		2006		2005
	June 30,
	2006	$	%	$	%

	(dollars are in millions)
Domestic personal non-credit card	$12,560	$616	5.2%	$3,412	37.3%
Union Plus personal non-credit card	267	(31)	(10.4)	(120)	(31.0)
Personal homeowner loans	4,249	8	.2	395	10.2
Foreign personal non-credit card	3,588	65	1.8	(278)	(7.2)

Total personal non-credit card	$20,664	$658	3.3%	$3,409	19.8%

At June 30, 2006, approximately 95 percent of real estate secured receivables at our Consumer Lending business bore fixed rates and 87 percent of real estate secured receivables were in a first lien position, while approximately 48 percent of real estate secured receivables at our Mortgage Services business bore fixed rates and 79 percent of real estate secured receivables were in a first lien position. At June 30, 2006, we had $6.3 billion of interest-only loans (4 percent of receivables), substantially all of which were adjustable rate mortgages. In addition to the adjustable rate interest-only loans discussed above, at June 30, 2006 we had approximately $18.1 billion of adjustable rate mortgages (12 percent of receivables) at our Consumer Lending and Mortgage Services businesses.
Receivable increases (decreases) since June 30, 2005 Driven by growth in our correspondent and branch businesses, real estate secured receivables increased over the year-ago period. Real estate secured receivable levels in our branch-based consumer lending business improved because of higher sales volumes as we continue to emphasize real estate secured loans, including near-prime mortgage products. Also contributing to the increase were purchases of $1.1 billion from portfolio acquisition programs since the prior year quarter. We continued to enter into agreements with additional correspondents to purchase their newly originated loans on a flow basis. Auto finance receivables increased over the year-ago period due to organic growth principally in the near-prime portfolio. This came from newly originated loans acquired from our dealer network, growth in the consumer direct loan program and lower securitization levels. Additionally, we have experienced continued growth from the expansion of our auto finance program in Canada. MasterCard and Visa receivables growth reflects the $5.3 billion of receivables acquired as part of our acquisition of Metris in December 2005, strong domestic organic growth especially in our HSBC branded prime, Union Privilege and non-prime portfolios,

HSBC Finance Corporation

lower securitization levels and the successful launch of a MasterCard program in Canada in 2005. These increases were partially offset by the sale of our U.K. credit card business in December 2005 which included $2.2 billion of MasterCard/ Visa receivables. Private label receivables decreased from the year ago period as a result of lower retail sales volumes in the U.K. and the sale of our U.K. credit card business in December 2005, which included $300 million of private label receivables, partially offset by changes in the foreign exchange rate since June 30, 2005. Personal non-credit card receivables increased from the year-ago period as a result of increased marketing, including several large direct mail campaigns, and lower securitization levels.
Receivable increases (decreases) since March 31, 2006 Both our correspondent and branch businesses reported growth in their real estate secured portfolios as discussed above. Growth in our auto finance portfolio reflects lower levels of securitizations, organic growth and increased volume in both the dealer network and the consumer direct loan program. The increase in our MasterCard/Visa portfolio reflects lower securitization levels and strong domestic organic growth especially in our GM, Union Privilege and non-prime portfolios. Decreases in our foreign private label portfolio due to decreases in retail sales volume in the U.K. were largely offset by the positive impact of changes in the foreign exchange rate since March 31, 2006. Personal non-credit card receivables increased as a result of increased marketing, lower securitization levels and changes in the foreign exchange rate since March 31, 2006.
Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statement of income.
Net interest income The following table summarizes net interest income:

					Increase (decrease)

Three months ended June 30,	2006	(1)	2005	(1)	Amount	%

Finance and other interest income	$4,311	11.27%	$3,139	10.50%	$1,172	37.3%
Interest expense	1,762	4.61	1,104	3.69	658	59.6

Net interest income	$2,549	6.66%	$2,035	6.81%	$514	25.3%

					Increase (decrease)

Six months ended June 30,	2006	(1)	2005	(1)	Amount	%

Finance and other interest income	$8,398	11.19%	$6,089	10.48%	$2,309	37.9%
Interest expense	3,385	4.51	2,166	3.73	1,219	56.3

Net interest income	$5,013	6.68%	$3,923	6.75%	$1,090	27.8%

(1)	% Columns: comparison to average owned interest-earning assets.
The increases in net interest income during the quarter and year-to-date periods were due to higher average receivables and a higher overall yield, partially offset by higher interest expense. Overall yields increased due to increases in our rates on variable rate products which reflected market movements and various other repricing initiatives, such as reduced levels of promotional rate balances in 2006. Changes in receivable mix also contributed to the increase in yield due to the impact of increased levels of higher yielding MasterCard/Visa receivables due to lower securitization levels and our acquisition of Metris in December 2005. The higher interest expense was due to a larger balance sheet and a significantly higher cost of funds due to a rising interest rate environment. In addition, as part of our overall liquidity management strategy, we continue to extend the maturity of our liability profile which results in higher interest expense. Our purchase accounting fair value adjustments include both amortization of fair value adjustments to our external debt obligations and receivables. Amortization of purchase accounting fair value adjustments increased net interest income by $115 million, which included $22 million relating to Metris, during the three months ended June 30, 2006 and $229 million, which included $39 million relating to Metris, during the six months ended June 30, 2006.

HSBC Finance Corporation

Amortization of purchase accounting fair value adjustments increased net interest income by $147 million for the three months ended June 30, 2005 and $260 million for the six months ended June 30, 2005.
Net interest margin, annualized, decreased during the three and six months ended June 30, 2006 as compared to the year-ago periods as the improvement in the overall yield on our receivable portfolio, as discussed above, was more than offset by the higher funding costs. The following table shows the impact of these items on net interest margin at June 30, 2006:

	Three months	Six months
	ended	ended

Net interest margin – June 30, 2005	6.81%	6.75%
Impact to net interest margin resulting from:
Sale of U.K. credit card business in December 2005	.05	.04
Metris acquisition in December 2005	.32	.35
Receivable pricing	.42	.34
Receivable mix	.11	.08
Cost of funds	(.95)	(.82)
Other	(.10)	(.06)

Net interest margin – June 30, 2006	6.66%	6.68%

Our net interest income on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest income was $2.6 billion in the three months ended June 30, 2006, an increase of 14.5 percent from $2.3 billion in the three months ended June 30, 2005. For the six months ended June 30, 2006, managed basis net interest income was $5.2 billion, up 15.1 percent from $4.5 billion in the six months ended June 30, 2005. Managed basis net interest margin, annualized, was 6.72 percent in the current quarter and 6.77 percent in the year-to-date period, compared to 7.04 percent and 7.05 percent in the year-ago periods. The decreases were due to higher funding costs due to a larger managed basis balance sheet and a rising interest rate environment, partially offset by the higher overall yields on our receivables as discussed above. The following table shows the impact of these items on our net interest margin on a managed basis at June 30, 2006:

	Three months	Six months
	ended	ended

Net interest margin – June 30, 2005	7.04%	7.05%
Impact to net interest margin resulting from:
Sale of U.K. credit card business in December 2005	.04	.03
Metris acquisition in December 2005	.32	.34
Receivable pricing	.43	.35
Receivable mix	(.14)	(.21)
Cost of funds	(.95)	(.85)
Other	(.02)	.06

Net interest margin – June 30, 2006	6.72%	6.77%

Net interest margin on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields. The effect on net interest margin of receivable mix is greater on a managed basis than on an owned basis because in the owned portfolio the impact of higher levels of higher yielding MasterCard/ Visa receivables due to lower securitization levels is partially offsetting the impact of higher levels of lower yielding correspondent real estate secured receivables.

HSBC Finance Corporation

Managed basis risk adjusted revenue (a non-GAAP financial measure which represents net interest income, plus other revenues, excluding securitization related revenue and the mark-to-market on derivatives which do not qualify as effective hedges and ineffectiveness associated with qualifying hedges under SFAS No. 133, less net charge-offs as a percentage of average interest earning assets) decreased to 6.88 percent in the current quarter from 7.37 percent in the year-ago quarter. Managed basis risk adjusted revenue decreased to 7.33 percent in the year-to-date period from 7.44 percent in the year-ago period. Managed basis risk adjusted revenue decreased as the increase in average interest earning assets outpaced the increases in risk adjusted revenue in spite of the positive credit and delinquency trends due to the continuing stable economy in the United States we have experienced since the prior year quarter. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures.
Provision for credit losses The following table summarizes provision for credit losses:

			Increase (decrease)

	2006	2005	Amount	%

	(dollars are in millions)
Three months ended June 30,	$1,248	$1,031	$217	21.0%
Six months ended June 30,	2,114	$1,872	$242	12.9%
Our provision for credit losses increased during both periods. The increase in the provision for credit losses reflects higher receivable levels and portfolio seasoning as well as higher charge-offs and loss estimates at our Mortgage Services business in the 2005 second lien and portions of the 2005 first lien real estate secured originations. These increases were partially offset by lower bankruptcy levels as a result of reduced filings, low unemployment due to a stable United States economy and a reduction in the estimated loss exposure for Katrina. The provision as a percent of average owned receivables, annualized, was 3.33 percent in the current quarter and 2.87 percent year-to-date, compared to 3.57 percent and 3.33 percent in the year-ago periods. In 2006, credit loss reserves increased as the provision for owned credit losses was $168 million greater than net charge-offs in the second quarter of 2006 and $106 million greater than net charge-offs in the year-to-date period. In 2005, credit loss reserves increased as the provision for owned credit losses was $187 million greater than net charge-offs in the second quarter of 2005 and $165 million greater than net charge-offs in the year-to-date period. The provision for credit losses may vary from quarter to quarter depending on the product mix and credit quality of loans in our portfolio. See “Credit Quality” included in this MD&A for further discussion of factors affecting the provision for credit losses.
Other revenues The following table summarizes other revenues:

			Increase (decrease)

Three months ended June 30,	2006	2005	Amount	%

		(dollars are in millions)
Securitization related revenue	$51	$54	$(3)	(5.6)%
Insurance revenue	226	278	(52)	(18.7)
Investment income	34	33	1	3.0
Derivative (expense) income	(7)	76	(83)	(100+ )
Fee income	442	354	88	24.9
Taxpayer financial services revenue	20	18	2	11.1
Gain on receivable sales to HSBC affiliates	97	109	(12)	(11.0)
Servicing and other fees from HSBC affiliates	116	109	7	6.4
Other income	220	142	78	54.9

Total other revenues	$1,199	$1,173	$26	2.2%

HSBC Finance Corporation

			Increase (decrease)

Six months ended June 30,	2006	2005	Amount	%

		(dollars are in millions)
Securitization related revenue	$122	$139	$(17)	(12.2)%
Insurance revenue	499	535	(36)	(6.7)
Investment income	68	66	2	3.0
Derivative income	50	336	(286)	(85.1)
Fee income	834	660	174	26.4
Taxpayer financial services revenue	254	261	(7)	(2.7)
Gain on receivable sales to HSBC affiliates	182	209	(27)	(12.9)
Servicing and other fees from HSBC affiliates	234	220	14	6.4
Other income	407	245	162	66.1

Total other revenues	$2,650	$2,671	$(21)	(.8)%

Securitization related revenue is the result of the securitization of our receivables and includes the following:

			Increase (decrease)

Three months ended June 30,	2006	2005	Amount	%

		(dollars are in millions)
Net initial gains	$-	$-	$-	-
Net replenishment gains(1)	4	44	(40)	(90.9)%
Servicing revenue and excess spread	47	10	37	100+

Total	$51	$54	$(3)	(5.6)%

			Increase (decrease)

Six months ended June 30,	2006	2005	Amount	%

		(dollars are in millions)
Net initial gains	$-	$-	$-	-
Net replenishment gains(1)	19	97	(78)	(80.4)%
Servicing revenue and excess spread	103	42	61	100+

Total	$122	$139	$(17)	(12.2)%

(1)	Net replenishment gains reflect inherent recourse provisions of $16 million in the three months ended June 30, 2006 and $30 million in six months ended June 30, 2006. Net replenishment gains reflect inherent recourse provisions of $67 million in the three months ended June 30, 2005 and $153 million in six months ended June 30, 2005.
The decline in securitization related revenue in both periods of 2006 was due to decreases in the level of securitized receivables as a result of our decision in the third quarter of 2004 to structure all new collateralized funding transactions as secured financings. Because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in the fourth quarter of 2007. We will continue to replenish at reduced levels, certain personal non-credit card securities privately issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take time for all securitized receivables to pay-off and the related interest-only strip receivables to be reduced to zero. While the termination of sale treatment on new collateralized funding transactions reduced our reported net income under U.S. GAAP, there is no impact on cash received.

HSBC Finance Corporation

Insurance revenue decreased during both periods as a result of lower insurance sales volumes in our U.K. operations and lower revenue in our domestic operations. The lower revenue in our domestic operations is primarily due to the restructuring of an insurance product effective April 1, 2006.
Investment income, which includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities, was essentially flat in both periods as lower average insurance investment balances were offset by increases in interest rates.
Derivative (expense) income, which includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS No. 133 as well as the ineffectiveness on derivatives associated with our qualifying hedges, is summarized in the table below:

Three months ended June 30,	2006	2005

	(in millions)
Net realized gains (losses)	$2	$18
Mark-to-market on derivatives which do not qualify as effective hedges	(41)	80
Ineffectiveness	32	(22)

Total	$(7)	$76

Six months ended June 30,	2006	2005

	(in millions)
Net realized gains (losses)	$6	$33
Mark-to-market on derivatives which do not qualify as effective hedges	(51)	325
Ineffectiveness	95	(22)

Total	$50	$336

Derivative income decreased in both periods primarily due to a significant reduction during 2005 in the population of interest rate swaps which do not qualify for hedge accounting under SFAS No. 133. In addition, during 2006, we have experienced a rising interest rate environment compared to a yield curve that flattened in the comparable periods of 2005 with interest rates declining for maturities of five years and longer. The income from ineffectiveness in both periods resulted from the designation during 2005 of a significant number of our derivatives as effective hedges under the long-haul method of accounting. These derivatives had not previously qualified for hedge accounting under SFAS No. 133. In addition, all of the hedge relationships which qualified under the shortcut method provisions of SFAS No. 133 have now been redesignated, substantially all of which are hedges under the long-haul method of hedge accounting. Redesignation of swaps as effective hedges reduces the overall volatility of reported mark-to-market income, although establishing such swaps as long-haul hedges creates volatility as a result of hedge ineffectiveness. For certain new hedging relationships, however, we continued to experience income volatility during the period before hedging documentation was put in place. We are working to improve this process and reduce the delay between executing the swap and establishing hedge accounting. Additionally, we continue to evaluate the steps required to regain hedge accounting treatment under SFAS No. 133 for a portion of the remaining swaps which do not currently qualify for hedge accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long-haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the six months ended June 30, 2006 should not be considered indicative of the results for any future periods.
Fee income, which includes revenues from fee-based products such as credit cards, increased in both periods due to higher credit card fees, particularly relating to our non-prime credit card portfolio, due to higher levels of MasterCard/Visa credit card receivables, primarily as a result of our acquisition of Metris in December

HSBC Finance Corporation

2005 and in improvements in interchange rates. These increases were partially offset by the impact of new FFIEC guidance which limits certain fee billings for non-prime credit card accounts. See “Segment Results – Managed Basis” for additional information on fee income on a managed basis.
Taxpayer financial services (“TFS”) revenue decreased during the six months ended June 30, 2006 as TFS revenue during the six months ended June 30, 2005 reflects a gain of $24 million on the sale of certain bad debt recovery rights to a third party. Excluding the impact of this gain in the prior year, TFS revenue increased in the six months ended June 30, 2006 due to increased loan volume in the 2006 tax season.
Gain on receivable sales to HSBC affiliates includes the daily sales of domestic private label receivable originations (excluding retail sales contracts) and certain MasterCard/ Visa account originations to HBUS. The decrease in the gain on receivable sales to HSBC affiliates primarily reflects lower pricing on the daily sales of domestic private label receivable originations during 2006. Pricing for the daily sale of domestic private label receivable originations has been negatively impacted by higher funding costs as well as lower returns on new merchant relationships.
Servicing and other fees from HSBC affiliates primarily represents revenue received under service level agreements under which we service MasterCard/ Visa credit card and domestic private label receivables as well as real estate secured and auto finance receivables for HSBC affiliates. The increases relate to higher levels of receivables being serviced during the first six months of 2006.
Other income increased in both periods primarily due to higher ancillary credit card revenue as a result of higher levels of MasterCard/ Visa receivables, including the acquisition of Metris in December 2005. For the three months ended June 30, 2006, higher ancillary credit card revenue was partially offset by lower gains on miscellaneous asset sales.
Costs and expenses Effective December 20, 2005, our U.K. based technology services employees were transferred to HSBC Bank plc (“HBEU”). As a result, operating expenses relating to information technology, which have previously been reported as salaries and fringe benefits, are now billed to us by HBEU and reported as support services from HSBC affiliates.
The following table summarizes total costs and expenses:

			Increase
			(decrease)

Three months ended June 30,	2006	2005	Amount	%

	(dollars are in millions)
Salaries and employee benefits	$564	$526	$38	7.2%
Sales incentives	98	90	8	8.9
Occupancy and equipment expenses	79	82	(3)	(3.7)
Other marketing expenses	176	185	(9)	(4.9)
Other servicing and administrative expenses	246	192	54	28.1
Support services from HSBC affiliates	270	217	53	24.4
Amortization of intangibles	63	83	(20)	(24.1)
Policyholders’ benefits	107	116	(9)	(7.8)

Total costs and expenses	$1,603	$1,491	$112	7.5%

HSBC Finance Corporation

			Increase
			(decrease)

Six months ended June 30,	2006	2005	Amount	%

	(dollars are in millions)
Salaries and employee benefits	$1,145	$1,023	$122	11.9%
Sales incentives	178	172	6	3.5
Occupancy and equipment expenses	162	169	(7)	(4.1)
Other marketing expenses	349	365	(16)	(4.4)
Other servicing and administrative expenses	529	486	43	8.8
Support services from HSBC affiliates	522	426	96	22.5
Amortization of intangibles	143	190	(47)	(24.7)
Policyholders’ benefits	225	238	(13)	(5.5)

Total costs and expenses	$3,253	$3,069	$184	6.0%

Salaries and employee benefits increased in both periods as a result of additional staffing in our Consumer Lending, Mortgage Services, retail services and Canadian operations to support growth as well as additional staffing in our credit card services operations as a result of the acquisition of Metris in December 2005. These increases were offset by lower salaries and employee benefits expense in our U.K. operations as a result of the sale of our U.K. credit card business and the transfer of our U.K. based technology services employees to HBEU in December 2005.
Sales incentives were higher in both periods. Higher volumes in our Consumer Lending branches, Canadian business and our Mortgage Services business were offset by a decrease in sales incentives in our U.K. operations.
Occupancy and equipment expenses decreased in both periods as a result of the sale of our U.K. credit card business in December 2005 which included the lease associated with the credit card call center as well as lower repairs and maintenance costs. These decreases were partially offset by higher occupancy and equipment expenses resulting from our acquisition of Metris in December 2005.
Other marketing expenses includes payments for advertising, direct mail programs and other marketing expenditures. The decrease in both periods was primarily due to decreased marketing expenses in our U.K. operations as a result of the sale of our U.K. credit card business in December 2005.
Other servicing and administrative expenses increased during both periods as a result of higher legal and other professional expenses, higher REO expenses and higher systems costs partially offset by lower insurance operating expense in the three month period and in the year-to-date period, and a lower provision for fraud losses. Additionally, other servicing and administrative expenses for both periods in 2005 included a lower estimate of exposure relating to accrued finance charges associated with certain loan restructures.
Support services from HSBC affiliates, which includes technology and other services charged to us by HSBC Technology and Services (USA) Inc. (“HTSU”), increased in both periods primarily due to receivable growth. Additionally, in 2006, support services from HSBC affiliates also includes certain information technology operating expenses for our U.K. operations charged to us by HBEU.
Amortization of intangibles decreased in both periods as a result of lower intangible amortization for our purchased credit card relationships due to a contract renegotiation with one of our co-branded credit card partners, lower amortization related to an individual contractual relationship and lower amortization associated with our U.K. operations as a result of the sale of our U.K. credit card business in December 2005. These decreases were partially offset by increased amortization associated with the Metris cardholder relationships.
Policyholders’ benefits decreased slightly in both periods as a result of the decreased sales volumes in our domestic and U.K. operations as well as lower amortization of fair value adjustments relating to our insurance business.

HSBC Finance Corporation

Efficiency ratio The following table summarizes our owned basis efficiency ratio:

	2006	2005

Three months ended June 30	41.09%	44.47%
Six months ended June 30	40.71	44.54
Our owned basis efficiency ratio improved in both periods due to higher net interest income and higher other revenues due to higher levels of receivables, partially offset by an increase in total costs and expenses to support receivable growth.
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
Consumer Segment The following table summarizes results for our Consumer segment:

			Increase (decrease)

Three months ended June 30	2006	2005	Amount	%

	(dollars are in millions)
Net income	$442	$440	$2	.5%
Net interest income	1,851	1,699	152	8.9
Securitization related revenue	(55)	(151)	96	63.6
Fee and other income	330	292	38	13.0
Intersegment revenues	63	26	37	100+
Provision for credit losses	696	580	116	20.0
Total costs and expenses	726	578	148	25.6
Receivables	120,316	95,300	25,016	26.2
Assets	121,058	96,188	24,870	25.9
Net interest margin, annualized	6.29%	7.27%	-	-
Return on average managed assets	1.49	1.87	-	-

HSBC Finance Corporation

			Increase (decrease)

Six months ended June 30	2006	2005	Amount	%

	(dollars are in millions)
Net income	$1,052	$874	$178	20.4%
Net interest income	3,672	3,392	280	8.3
Securitization related revenue	(104)	(386)	282	73.1
Fee and other income	630	577	53	9.2
Intersegment revenues	120	53	67	100+
Provision for credit losses	1,099	963	136	14.1
Total costs and expenses	1,426	1,246	180	14.4
Net interest margin, annualized	6.37%	7.41%	-	-
Return on average managed assets	1.82	1.89	-	-
Our Consumer Segment reported higher net income during the six months ended June 30, 2006 due to higher net interest income, higher fee and other income, and higher securitization related revenue, partially offset by higher provision for credit losses and higher costs and expenses. Net income was flat for the three months ended June 30, 2006 as a result of a more significant increase in the provision for credit losses during the quarter as compared to the year-to-date period. Net interest income increased during the three and six months ended June 30, 2006 primarily due to higher average receivables, partially offset by higher interest expense. Net interest margin decreased from the year ago periods due to a shift in mix due to growth in lower yielding receivables and product expansion into near-prime consumer segments. Also contributing to the decrease were lower yields on auto finance receivables as we have targeted higher credit quality customers. Although higher credit quality receivables generate lower yields, such receivables are expected to result in lower operating costs, delinquency ratios and charge-off. These lower yields were partially offset by higher pricing on our variable rate products. A higher cost of funds due to a rising interest rate environment also contributed to the decrease in net interest margin.
The increase in fee and other income in the three and six months ended June 30, 2006 was due to higher servicing fees from HBUS on the sold domestic private label receivable portfolio and higher credit insurance commissions, partially offset by lower gains on receivable sales including sales of domestic private label receivable originations to HBUS. Securitization related revenue was higher in both periods due to lower amortization of prior period gains as a result of reduced securitization levels. Costs and expenses were higher in both periods due to higher salary expense and higher support services from affiliates to support receivable growth.
Our managed basis provision for credit losses, which includes both provision for owned basis receivables and over-the-life provision for receivables serviced with limited recourse, increased during both the three and six months ended June 30, 2006 due to receivable growth as well as higher charge-offs and loss estimates at our Mortgage Services business due to deteriorating performance in the 2005 second lien and portions of the 2005 first lien real estate secured originations. These increases were partially offset by a reduction in the estimated loss exposure resulting from Katrina of approximately $23 million in the three months ended June 30, 2006 and approximately $30 million in the year-to-date period as well as a continued stable economy in the United States. We have experienced higher dollars of net charge-offs in our owned portfolio during the six months ended June 30, 2006 due to higher receivable levels in part due to lower securitization levels. These factors resulted in an increase to our owned provision for credit losses compared to the prior year quarter. Over-the-life provision for credit losses for securitized receivables recorded in any given period reflects the level and product mix of securitizations in that period. Subsequent charge-offs of securitized receivables result in a decrease in the over-the-life reserves without any corresponding increase to managed loss provision. For 2006, the provision for credit losses was greater than net charge-offs by $53 million for the three months ended June 30, 2006 and net charge-offs were greater than the provision for credit losses by $173 million for the year-to-date period. For 2005, the provision for credit losses was greater than net charge-offs by $6 million for

HSBC Finance Corporation

the three months ended June 30, 2005 while net charge-offs were greater than the provision for credit losses by $266 million for the year-to-date period.
Managed receivables increased 4 percent to $120.3 billion at June 30, 2006 as compared to $115.4 billion at March 31, 2006. We continued to experience strong growth in the second quarter of 2006 in our real estate secured portfolio in both our Mortgage Services correspondent and Consumer Lending branch-based businesses. Our auto finance portfolio also reported growth due to organic growth from increased volume in both the dealer network and the consumer direct loan program. Personal non-credit card receivables increased as we have increased the availability of this product due to the stable U.S. economy. The success of several large direct mail campaigns also contributed to growth in the portfolio.
Compared to June 30, 2005, managed receivables increased 26 percent. Real estate growth was also strong compared to the year ago period as a result of strong growth in both our correspondent and branch-based consumer lending businesses. We continued to enter into agreements with additional correspondents to purchase their newly originated loans on a flow basis. However, we are currently tightening underwriting standards on loans purchased from correspondents including reducing purchases of second lien and selected higher risk products. These activities are expected to reduce the volume of correspondent purchases in the future which may have the effect of slowing growth in the real estate secured portfolio. Also contributing to the increase were purchases of $1.1 billion from portfolio acquisition programs since the prior year quarter. Growth in our auto finance portfolio from the year ago period is due to organic growth, principally in the near-prime portfolio. This came from newly originated loans acquired from our dealer network and growth in the consumer direct loan program. Growth in our personal non-credit card portfolio was the result of increased marketing, including several large direct mail campaigns.
Return on average managed assets (“ROMA”) was 1.49 percent for the three months ended June 30, 2006 and 1.82 percent for the six months ended June 30, 2006, compared to 1.87 percent and 1.89 percent in the year-ago periods. The decrease in the ratio in both periods is because the increase in net income discussed above was slower than the growth in average managed assets.
In accordance with Federal Financial Institutions Examination Council (“FFIEC”) guidance, the required minimum monthly payment amounts for domestic private label credit card accounts have changed. The implementation of these new requirements began in the fourth quarter of 2005 and was completed in the first quarter of 2006. As previously discussed, we sell new domestic private label receivable originations (excluding retail sales contracts) to HBUS on a daily basis. Estimates of the potential impact to the business are based on numerous assumptions and take into account a number of factors which are difficult to predict, such as changes in customer behavior, which will not be fully known or understood until the changes have been in place for a period of time. Based on current estimates, we anticipate that these changes will have an unfavorable impact on the premiums associated with these daily sales in 2007. It is not expected this reduction will have a material impact on either the results of the Consumer Segment or our consolidated results.

HSBC Finance Corporation

Credit Card Services Segment The following table summarizes results for our Credit Card Services segment.

			Increase
			(decrease)

Three months ended June 30	2006	2005	Amount	%

	(dollars are in millions)
Net income	$310	$165	$145	87.9%
Net interest income	764	507	257	50.7
Securitization related revenue	(15)	(55)	40	72.7
Fee and other income	570	475	95	20.0
Intersegment revenues	5	5	-	-
Provision for credit losses	399	334	65	19.5
Total costs and expenses	428	333	95	28.5
Receivables	25,815	19,615	6,200	31.6
Assets	25,980	19,391	6,589	34.0
Net interest margin, annualized	11.71%	10.20%	-	-
Return on average managed assets	4.82	3.42	-	-

			Increase
			(decrease)

Six months ended June 30	2006	2005	Amount	%

	(dollars are in millions)
Net income	$615	$313	$302	96.5%
Net interest income	1,533	1,013	520	51.3
Securitization related revenue	(18)	(119)	101	84.9
Fee and other income	1,087	912	175	19.2
Intersegment revenues	10	11	(1)	(9.1)
Provision for credit losses	763	655	108	16.5
Total costs and expenses	861	657	204	31.1
Net interest margin, annualized	11.79%	10.27%	-	-
Return on average managed assets	4.74	3.24	-	-
Our Credit Card Services Segment reported higher net income in the three and six months ended June 30, 2006. The increase in net income in both periods was primarily due to higher net interest income, higher fee and other income and higher securitization related revenue partially offset by higher provision for credit losses and higher costs and expenses. The acquisition of Metris, which was completed in December 2005, contributed $38 million of net income during the current quarter and $61 million in the year-to-date period. Net interest income increased in both periods as a result of the Metris acquisition, which contributed to higher overall yields due in part to higher levels of near-prime receivables, partially offset by higher interest expense. Net interest margin increased in both the three and six months ended June 30, 2006 primarily due to higher overall yields due to increases in non-prime receivable levels, including the receivables acquired as part of Metris, higher pricing on variable rate products and other repricing initiatives, such as reduced levels of promotional rate balances in 2006. These increases were partially offset by a higher cost of funds. Although our non-prime receivables tend to have smaller balances, they generate higher returns both in terms of net interest margin and fee income. Increases in fee and other income resulted from portfolio growth, including the Metris receivable portfolios acquired in December 2005, and improvements in interchange rates since June 2005. This increase in fee income was partially offset in both periods by adverse impacts of limiting certain fee billings on non-prime credit card accounts as discussed below. Securitization related revenue was higher due to lower amortization of prior period gains as a result of reduce securitization levels. Our provision for credit losses was higher in the three and six months ended June 30, 2006 as a result of portfolio growth,

HSBC Finance Corporation

including additions from the Metris acquisition, partially offset by a reduction in our estimated loss exposure related to Katrina of approximately $2 million in the three months ended June 30, 2006 and approximately $25 million in the year-to-date period and the impact of lower levels of bankruptcy filings following the enactment of new bankruptcy legislation in October 2005. We increased managed loss reserves by recording loss provision greater than net charge-off of $31 million in the three months ended June 30, 2006 and $135 million in the six months ended June 30, 2006. The increase in loss provision is related to the Metris acquisition, partly offset by a decrease in loss provision for the other portfolios. We decreased managed loss reserves by recording loss provision less than net charge-off of $3 million in the second quarter of 2005 and $26 million in the year-to-date 2005 period. Higher costs and expenses were to support receivable growth.
Managed receivables increased 3 percent to $25.8 billion at June 30, 2006 compared to $25.1 billion at March 31, 2006. The increase in the current quarter reflects organic growth in our General Motors, Union Privilege and non-prime portfolios, which was partially offset by the continued decline in certain older acquired portfolios. Compared to June 30, 2005, managed receivables increased 32 percent. The increase from the year-ago period reflects organic growth in our HSBC branded prime, Union Privilege and non-prime portfolios as well as the acquisition of Metris in December 2005 which increased receivables by $5.3 billion.
The increase in ROMA in both periods is primarily due to higher net income as discussed above.
In accordance with FFIEC guidance, our credit card services business adopted a plan to phase in changes to the required minimum monthly payment amount and limit certain fee billings for non-prime credit card accounts. The implementation of these new requirements began in July 2005 with the requirements fully phased in by December 31, 2005. These changes have resulted in lower non-prime credit card fee income in 2006. Roll rate trends in the prime book have been higher than those experienced prior to the changes in minimum payment, especially in regard to early stage delinquency. These changes will result in fluctuations in the provision for credit losses in future periods as credit loss provisions for prime accounts will increase as a result of higher required monthly payments while the non-prime provision decreases due to lower levels of fees incurred by customers. Although we do not expect this will have a material impact on our consolidated results, the impact to the Credit Card Services Segment in 2006 is currently expected to be material.
International Segment The following table summarizes results for our International segment:

			Increase (decrease)

Three months ended June 30	2006	2005	Amount	%

	(dollars are in millions)
Net income	$7	$(14)	$21	100+ %
Net interest income	178	224	(46)	(20.5)
Securitization related revenue	-	4	(4)	(100.0)
Fee and other income	173	190	(17)	(8.9)
Intersegment revenues	9	4	5	100+
Provision for credit losses	123	166	(43)	(25.9)
Total costs and expenses	213	266	(53)	(19.9)
Receivables	9,545	12,581	(3,036)	(24.1)
Assets	10,257	13,492	(3,235)	(24.0)
Net interest margin, annualized	7.38%	6.93%	-	-
Return on average managed assets	.26	(.41)	-	-

HSBC Finance Corporation

			Increase (decrease)

Six months ended June 30	2006	2005	Amount	%

	(dollars are in millions)
Net income	$14	$(23)	$37	100+ %
Net interest income	360	453	(93)	(20.5)
Securitization related revenue	-	14	(14)	(100.0)
Fee and other income	328	356	(28)	(7.9)
Intersegment revenues	16	7	9	100+
Provision for credit losses	230	331	(101)	(30.5)
Total costs and expenses	430	518	(88)	(17.0)
Net interest margin, annualized	7.60%	6.97	-	-
Return on average managed assets	.27	(.33)	-	-
Our International Segment reported net income in the three and six months ended June 30, 2006 after losses of $14 million and $23 million in the year-ago periods. The increase in net income reflects lower total costs and expenses and lower provision for credit losses, partially offset by lower net interest income, lower fee and other income, and lower securitization related revenue as a result of the December 2005 sale of our U.K. credit card business to HBEU. Applying constant currency rates, which uses the average rate of exchange for the three and six month periods ended June 30, 2005 to translate current period net income, the net income would have been lower by $2 million for both the three months and year-to-date period ended June 30, 2006.
Net interest income decreased during both periods primarily as a result of lower receivable levels in our U.K. subsidiary due to the sale of our U.K. credit card business including $3.1 billion in managed receivables to HBEU as well as lower receivable levels resulting from lower retail sales volumes in the U.K. This was partially offset by higher net interest income in our Canadian operations due to higher receivable levels. Net interest margin increased in both periods due to the change in receivable mix resulting from the sale of our U.K credit card business in December 2005 as well as a decreased cost of funds. Provision for credit losses decreased in the three and six month periods ended June 30, 2006 primarily due to the lower receivable balance as a result of the sale of our U.K. credit card business. We increased managed loss reserves by recording loss provision greater than net charge-offs of $14 million for the current quarter and $22 million year-to-date, compared with $53 million and $108 million in the year-ago periods. Fee and other income and total costs and expenses decreased as a result of the sale of our U.K. credit card business in December 2005. The decrease in total costs and expenses was partially offset by increased costs associated with growth in the Canadian business.
Managed receivables of $9.5 billion at June 30, 2006 increased 4 percent compared to $9.1 billion at March 31, 2006. Receivables at June 30, 2006 were positively impacted by changes in the foreign exchange rate since March 31, 2006. Applying constant currency rates, which uses the exchange rate at March 31, 2006 to translate current receivables, the receivable balance would have been lower by $527 million at June 30, 2006. Excluding the impact of foreign exchange rates, in the second quarter of 2006, our U.K. based receivable products continued to decrease due to lower retail sales volume following a slow down in retail consumer spending in the U.K. These decreases were partially offset by growth in the receivable portfolio in our Canadian operations. Branch expansions in Canada in 2005 have resulted in growth in both the secured and unsecured receivable portfolios.
Compared to June 30, 2005, managed receivables decreased 24 percent. Applying constant currency rates, which uses the exchange rate at June 30, 2005 to translate current receivables, the receivable balance would have been lower by $514 million at June 30, 2006. Excluding the impact of foreign exchange rates, receivables decreased due to the sale of our U.K. credit card business as well as lower retail sales volumes in the U.K. These decreases were partially offset by receivable growth in our Canadian operations as discussed above as well as from the successful launch of a MasterCard credit card program in Canada in 2005.

HSBC Finance Corporation

The increase in ROMA for both periods reflects the higher net income as discussed above, and lower average managed assets as a result of the sale of our U.K. credit card business in December 2005.
As part of ongoing integration efforts with HSBC, we have begun working with HSBC to determine if funding synergies and management efficiencies could be achieved by transferring our Czech, Hungarian and Slovakian operations to HBEU. As of the date of this filing, a decision has not been made regarding the potential transfer of these operations. We anticipate that a decision regarding this potential transfer will be reached in the third quarter of 2006.
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

HSBC Finance Corporation

The following table summarizes owned basis credit loss reserves:

	June 30,		March 31,		June 30,
	2006		2006		2005

	(dollars are in millions)
Owned credit loss reserves	$4,649		$4,468		$3,756
Reserves as a percent of:
Receivables	3.02%		3.04%		3.16%
Net charge-offs(1)	107.6	(2)	120.4	(2)	111.3
Nonperforming loans	106.8		104.7		107.6

(1)	Quarter-to-date, annualized.

(2)	The acquisition of Metris in December 2005 has positively impacted this ratio. Reserves as a percentage of net charge-offs excluding Metris were 107.2 percent at June 30, 2006 and 112.8 percent at March 31, 2006.
Owned credit loss reserves at June 30, 2006 increased as compared to March 31, 2006 as the provision for owned credit losses was $168 million higher than net charge-offs. The increase in owned credit loss reserves in the current quarter reflects higher levels of owned receivables, due in part to lower securitization levels, portfolio seasoning and higher delinquency levels in our portfolio driven by growth, as well as higher loss estimates due to the deteriorating performance in the 2005 second lien and portions of the 2005 first lien real estate secured originations in our Mortgage Services business. This increase was partially offset by a reduction in the estimated loss exposure resulting from Katrina and the continued shift in mix to higher levels of secured receivables.
Owned credit loss reserves at June 30, 2006 increased as compared to June 30, 2005 resulting from higher levels of owned receivables, including lower securitization levels, deterioration in the performance of certain 2005 originations at our Mortgage Services business as discussed above, the impact of Katrina, anticipated impacts from minimum monthly payment changes, and the Metris acquisition. These increases were partially offset by significantly lower personal bankruptcy levels, the benefits of a stable U.S. economy, including low unemployment levels, and the impact of the sale of our U.K. credit card business in December 2005 which decreased credit loss reserves by $104 million.
Beginning in 2004 and continuing in 2005, we have changed the mix in our loan portfolio to receivables that have a lower loss rate and consequently are priced at a lower yield, particularly real estate secured and auto finance receivables. Reserves as a percentage of receivables at June 30, 2006 were lower than at March 31, 2006 and June 30, 2005 as a result of recent portfolio growth, a higher mix of real estate secured receivables and lower levels of personal bankruptcy filings in the United States in the first six months of 2006.
Reserves as a percentage of net charge-offs at June 30, 2006 decreased from March 31, 2006. The June 30, 2006 and March 31, 2006 ratios were impacted by the acquisition of Metris in December 2005 as more fully discussed below. Excluding the Metris acquisition in both periods, reserves as a percentage of net charge-offs decreased 560 basis points. The decrease is attributable to higher charge-off levels in the second quarter due to the seasoning of our portfolios, particularly real estate secured. Reserves as a percentage of receivables and reserves as a percentage of nonperforming loans are consistent with the prior quarter.

HSBC Finance Corporation

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table summarizes managed credit loss reserves:

	June 30,		March 31,		June 30,
	2006		2006		2005

	(dollars are in millions)
Managed credit loss reserves	$4,740		$4,629		$4,281
Reserves as a percent of:
Receivables	3.04%		3.09%		3.35%
Net charge-offs(1)	105.7	(2)	116.9	(2)	104.1
Nonperforming loans	106.6		105.4		110.2

(1)	Quarter-to-date, annualized.

(2)	The acquisition of Metris in December 2005 has positively impacted this ratio. Reserves as a percentage of net charge-offs excluding Metris were 105.0 percent at June 30, 2006 and 109.7 percent at March 31, 2006.
Managed credit loss reserves at June 30, 2006 also increased compared to March 31, 2006 and June 30, 2005 due to the increases in owned credit loss reserves discussed above and the impact of lower reserves on securitized receivables as a result of run-off. Securitized receivables of $1.9 billion at June 30, 2006 decreased from $3.1 billion at March 31, 2006 and $9.0 billion at June 30, 2005.
See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of the non-GAAP financial measures to the comparable GAAP basis financial measure.
Delinquency – Owned Basis
The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	June 30,	March 31,	June 30,
	2006	2006	2005

Real estate secured	2.52%	2.46%	2.56%
Auto finance	2.25	1.65	2.08
MasterCard/ Visa	4.16	4.35	4.14
Private label	5.42	5.50	4.91
Personal non-credit card	8.93	8.86	8.84

Total	3.68%	3.62%	3.73%

Total owned delinquency increased $340 million and the two-months-and-over contractual delinquency ratio increased 6 basis points compared to the prior quarter. The increase in the delinquency ratio was driven by higher real estate secured delinquency levels at our Mortgage Services business due to the deteriorating performance of certain 2005 originations as previously discussed. These increases were partially offset by recent strong receivable originations and the continuing stable economy in the United States. The increase in the delinquency ratio of our auto finance portfolio reflects seasonal patterns partially offset by receivable growth. The decrease in the MasterCard/ Visa delinquency ratio primarily reflects the impact of the minimum monthly payment changes on our non-prime portfolios as the lower fee assessments have reduced the delinquent balances outstanding. These improvements were partially offset by the seasoning of the Metris portfolio purchased in December 2005 as further described below. The decrease in the delinquency ratio in our private label receivables (which primarily consists of our foreign private label portfolio that was not sold to HBUS in December 2004) reflects increased receivables in our Canadian operations. The increase in the personal non-credit card delinquency ratio reflects the deterioration of the financial circumstances of our

HSBC Finance Corporation

customers across the U.K, partially offset by lower bankruptcy levels and the continued stable economic conditions in the U.S.
As noted above, the MasterCard/ Visa delinquencies ratios in 2006 reflect the normal seasoning of the Metris portfolio purchased in December 2005. The receivables acquired as part of our acquisition of Metris were subject to the requirements of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). In accordance with SOP 03-3, our investment in any acquired receivables which showed evidence of credit deterioration at the time of acquisition was based on the net cash flows expected to be collected. The negative impacts to delinquency and charge-off reflect the seasoning of the receivables we acquired which did not show any evidence of credit deterioration at the time of the acquisition, a portion of which, as expected, have now become delinquent and have begun to charge-off.
Compared to the year-ago period, total delinquency ratio decreased 5 basis points. The improvements are generally the result of portfolio growth, the benefit of a stable U.S. economy including low unemployment levels, and lower bankruptcy levels due to the new bankruptcy legislation enacted in 2005, partially offset by higher delinquency at our Mortgage Services business as more fully discussed above.
Net Charge-offs of Consumer Receivables – Owned Basis
The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables):

	June 30,	March 31,	June 30,
	2006	2006	2005

Real estate secured	.97%	.75%	.78%
Auto finance	2.43	3.50	2.61
MasterCard/ Visa	5.80	4.00	6.93
Private label	5.29	5.62	4.36
Personal non-credit card	7.92	7.94	7.77

Total	2.88%	2.58%	2.93%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	1.04%	.89%	.84%
Net charge-offs as a percent, annualized, of average consumer receivables increased compared to the quarter ended March 31, 2006 primarily due to higher losses in our real estate secured and MasterCard/ Visa portfolios. Our real estate secured portfolio experienced an increase in net charge-offs reflecting seasoning of the growing portfolio as well as higher than expected losses on certain 2005 originations in our Mortgage Services business. We anticipate the net charge-off ratio for our real estate secured portfolio to increase through the remainder of 2006 as a result of the higher delinquency levels we are experiencing in these 2005 loans. The net charge-off ratio for our MasterCard/ Visa portfolio increased 180 basis points as compared to the prior quarter primarily due to the expected seasoning of the receivables acquired in our acquisition of Metris which were subject to the reporting requirements of SOP 03-3 as discussed above. Excluding the impact of the Metris portfolio in both periods, the net charge-off ratio for our MasterCard/ Visa portfolio increased 71 basis points at June 30, 2006 as compared to March 31, 2006 due to the increase in bankruptcy filings in the second quarter of 2006 following historically low levels of bankruptcy filings subsequent to the new bankruptcy legislation in the U.S. as discussed above. The decrease in auto finance net charge-offs reflects a seasonal pattern related to higher charge-offs in the first quarter. The decrease in net charge-offs for the private label portfolio reflects higher levels of average receivables in our Canadian operations.
Total net charge-offs for the current quarter decreased from the June 2005 quarter primarily due to a decrease in personal bankruptcy filings in our MasterCard/ Visa portfolio following the October 2005 enactment of new bankruptcy legislation in the United States. This was partially offset by higher net charge-offs in our real estate

HSBC Finance Corporation

secured and personal non-credit card portfolios due to portfolio seasoning and in the case of our real estate secured portfolio, higher than expected losses on certain 2005 loans as explained above.
Owned Nonperforming Assets

	June 30,	March 31,	June 30,
	2006	2006	2005

	(dollars are in millions)
Nonaccrual receivables	$3,595	$3,525	$3,008
Accruing consumer receivables 90 or more days delinquent	758	740	482
Renegotiated commercial loans	1	1	1

Total nonperforming receivables	4,354	4,266	3,491
Real estate owned	620	563	459

Total nonperforming assets	$4,974	$4,829	$3,950

Credit loss reserves as a percent of nonperforming receivables	106.8%	104.7%	107.6%
Compared to March 31, 2006, the increase in total nonperforming assets is primarily due to seasonal patterns in delinquency in our auto receivables and increased real estate owned. Compared to June 2005, the increase in nonperforming assets is primarily due to the growth in receivables we have experienced and the seasoning of the Metris portfolio. Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes domestic MasterCard/ Visa receivables.
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

HSBC Finance Corporation

Total Restructured by Restructure Period – Domestic Portfolio(1)
(Managed Basis)

	June 30,	March 31,	June 30,
	2006	2006	2005

	(dollars are in millions)
Never restructured	90.0%	89.7%	88.0%
Restructured:
Restructured in the last 6 months	3.7	4.0	4.2
Restructured in the last 7-12 months	2.6	2.4	3.3
Previously restructured beyond 12 months	3.7	3.9	4.5

Total ever restructured(2)	10.0	10.3	12.0

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1) (Managed Basis)
Real estate secured	$8,449	$8,395	$8,277
Auto finance	1,735	1,712	1,585
MasterCard/ Visa	928	937	526
Private label(3)	27	26	24
Personal non-credit card	3,421	3,411	3,396

Total	$14,560	$14,481	$13,808

(As a percent of managed receivables)
Real estate secured	9.3%	9.7%	12.0%
Auto finance	14.3	14.5	14.9
MasterCard/Visa	3.6	3.8	2.7
Private label(3)	7.5	7.3	7.1
Personal non-credit card	19.5	19.9	21.6

Total(2)	10.0%	10.3%	12.0%

(1)	Excludes foreign businesses, commercial and other.

(2)	Total including foreign businesses was 9.7 percent at June 30, 2006, 10.1 percent at March 31, 2006, and 11.3 percent at June 30, 2005.

(3)	Only reflects consumer lending retail sales contracts which have historically been classified as private label. All other domestic private label receivables were sold to HBUS in December 2004.
See “Credit Quality Statistics” for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.
The amount of domestic and foreign managed receivables in forbearance, modification, credit card services approved consumer credit counseling accommodations, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.4 billion or ..3 percent of managed receivables at June 30, 2006, March 31, 2006 and June 30, 2005.
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
Liquidity and Capital Resources

We continue to focus on balancing our use of affiliate and third party funding sources to minimize funding expense while managing liquidity. During the second quarter of 2006, we supplemented unsecured debt issuances with proceeds from the continuing sale of newly originated domestic private label receivables to HBUS, debt issued to affiliates, secured financings and higher levels of commercial paper. Because we are a subsidiary of HSBC, our credit ratings have improved and our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of tightened credit spreads and improved funding availability, we recognized cash funding expense savings of approximately $439 million during the six months ended June 30, 2006 (approximately $225 million in the three months ended June 30, 2006) and approximately $252 million during the six months ended June 30, 2005 (approximately $132 million in the three months ended June 30, 2005) compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. These tightened credit spreads in combination with the issuance of HSBC Finance Corporation debt and other funding synergies including asset transfers and debt underwriting fees paid to HSBC affiliates have enabled HSBC to realize a pre-tax 2006 run rate for annual cash funding expense savings in excess of $1 billion per year. In the six months ended June 30, 2006, the cash funding expense savings realized by HSBC totaled approximately $571 million.

HSBC Finance Corporation

Debt due to affiliates and other HSBC related funding is summarized in the following table:

	June 30,		December 31,
	2006		2005

	(in billions)
Debt issued to HSBC subsidiaries:
Drawings on bank lines in the U.K and Europe	$4.3		$4.2
Term debt	11.1		11.0
Preferred securities issued by Household Capital Trust VIII to HSBC	.3		.3

Total debt outstanding to HSBC subsidiaries	15.7		15.5

Debt outstanding to HSBC clients:
Euro commercial paper	.3		3.2
Term debt	1.3		1.3

Total debt outstanding to HSBC clients	1.6		4.5
Cash received on bulk and subsequent sales of domestic private label credit card receivables to HBUS, net (cumulative)	15.7		15.7
Real estate secured receivable activity with HBUS:
Cash received on sales (cumulative)	3.7		3.7
Direct purchases from correspondents (cumulative)	4.2		4.2
Reductions in real estate secured receivables sold to HBUS	(4.1)		(3.3)

Total real estate secured receivable activity with HBUS	3.8		4.6

Cash received from sale of U.K. credit card business to HBEU (cumulative)	2.7		2.6
Capital contribution by HINO subsequent to our acquisition by HSBC in March 2003 (cumulative)	1.2	(1)	1.2	(1)

Total HSBC related funding	$40.7		$44.1

(1)	This capital contribution was made in December 2005 in connection with the acquisition of Metris.
Funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 12 percent of our total managed debt at June 30, 2006 and 15 percent at December 31, 2005. The decrease in funding from HSBC is due to the suspension of certain of our Euro commercial paper programs in the second quarter of 2006 due to pending changes to the settlement process. These programs will be reinstated during the third quarter of 2006.
Cash proceeds from the December 2005 sale of our managed basis U.K. credit card receivables to HBEU of $2.6 billion were used partially to pay down drawings on bank lines from HBEU in the U.K. and partially to fund operations.
At June 30, 2006, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.3 billion from HBEU to fund our operations in the U.K. There have been no draws on the domestic line. At June 30, 2006, $4.3 billion was outstanding under the U.K. lines. We had derivative contracts with a notional value of $94.9 billion, or approximately 92 percent of total derivative contracts, outstanding with HSBC affiliates at June 30, 2006. At December 31, 2005, we had derivative contracts with a notional value of $72.2 billion, or approximately 87 percent of total derivative contracts, outstanding with HSBC affiliates.
Securities and other short-term investments Securities totaled $4.4 billion at June 30, 2006 and $4.1 billion at December 31, 2005. Securities purchased under agreements to resell totaled $6 million at June 30, 2006 and $78 million at December 31, 2005. Interest bearing deposits with banks totaled $448 million at June 30, 2006 and $384 million at December 31, 2005.

HSBC Finance Corporation

Commercial paper, bank and other borrowings totaled $13.4 billion at June 30, 2006 and $11.4 billion at December 31, 2005. The increase at June 30, 2006 is due to a decision to carry higher commercial paper balances in accordance with our funding strategy. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $271 million at June 30, 2006 and $3.2 billion at December 31, 2005. The lower levels of Euro commercial paper sold to customers of HSBC at June 30, 2006 is due to the suspension of certain of our Euro commercial paper programs in the second quarter of 2006 due to pending changes to the settlement process. These programs will be reinstated during the third quarter of 2006.
Long term debt (with original maturities over one year) increased to $115.6 billion at June 30, 2006 from $105.2 billion at December 31, 2005. As part of our overall liquidity management strategy, we continue to extend the maturity of our liability profile. Significant third party issuances during the six months ended June 30, 2006 included the following:

•	$5.8 billion of domestic and foreign medium-term notes
•	$3.5 billion of foreign currency-denominated bonds
•	$.9 billion of InterNotesSM (retail-oriented medium-term notes)
•	$4.0 billion of global debt
•	$5.9 billion of securities backed by real estate secured, auto finance, MasterCard/ Visa and personal non-credit card receivables. For accounting purposes, these transactions were structured as secured financings.
In the first quarter of 2006, we redeemed the junior subordinated notes issued to Household Capital Trust VI with an outstanding principal balance of $206 million.
Selected capital ratios are summarized in the following table:

	June 30,	December 31,
	2006	2005

TETMA(1)	7.67%	7.56%
TETMA + Owned Reserves(1)	10.53	10.55
Tangible common equity to tangible managed assets(1)	6.41	6.07
Common and preferred equity to owned assets	12.10	12.43
Excluding purchase accounting adjustments:
TETMA(1)	8.47	8.52
TETMA + Owned Reserves(1)	11.33	11.51
Tangible common equity to tangible managed assets(1)	7.21	7.02

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-GAAP financial ratios that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.
In 2006, Standard & Poor’s Corporation raised the senior debt rating for HSBC Finance Corporation from A to AA-, raised the senior subordinated debt rating from A- to A+, raised the commercial paper rating from A-1 to A-1+, and raised the Series B preferred stock rating from BBB+ to A. Also during 2006, Moody’s Investors Service raised the rating for all of our debt with the Senior Debt Rating for HSBC Finance Corporation raised from A1 to Aa3 and the Series B preferred stock rating for HSBC Finance Corporation from A3 to A2. Our short-term rating was also affirmed at Prime-1.
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

HSBC Finance Corporation

and liquidity for us. Securitizations and secured financings have been used to limit our reliance on the unsecured debt markets.
In a securitization, a designated pool of non-real estate secured consumer receivables is removed from the balance sheet and transferred through a limited purpose financing subsidiary to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity (“QSPE”) as defined by SFAS No. 140 and, therefore, is not consolidated. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The receivables transferred to the QSPE serve as collateral for the securities. At the time of sale, an interest-only strip receivable is recorded, representing the present value of the cash flows we expect to receive over the life of the securitized receivables, net of estimated credit losses and debt service. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables.
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
Securitizations are treated as secured financings under IFRSs and previously under U.K. GAAP. In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under IFRSs, we began to structure all new collateralized funding transactions as secured financings in the third quarter of 2004. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is currently projected to occur in the fourth quarter of 2007. We will continue to replenish at reduced levels, certain personal non-credit card and MasterCard/ Visa securities privately issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take time for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. There was no impact, however, on cash received. Because we believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, we will continue to use secured financings of consumer receivables as a source of our funding and liquidity.

HSBC Finance Corporation

There were no securitizations (excluding replenishments of certificateholder interests) during the three or six months ended June 30, 2006 or June 30, 2005. Secured financings are summarized in the following table:

Three months ended June 30,	2006	2005

	(in millions)
Secured financings:
Real estate secured	$-	$919
Auto finance	944	998
MasterCard/Visa	985	500
Personal non-credit card	2,500	-

Total	$4,429	$2,417

Six months ended June 30,	2006	2005

	(in millions)
Secured financings:
Real estate secured	$350	$919
Auto finance	944	998
MasterCard/Visa	2,105	500
Personal non-credit card	2,500	-

Total	$5,899	$2,417

Our securitized receivables totaled $1.9 billion at June 30, 2006 compared to $4.1 billion at December 31, 2005. As of June 30, 2006, outstanding secured financings of $17.3 billion were secured by $27.2 billion of real estate secured, auto finance, MasterCard/ Visa and personal non-credit card receivables. Secured financings of $15.1 billion at December 31, 2005 were secured by $21.8 billion of real estate secured, auto finance and MasterCard/Visa receivables. At June 30, 2006, securitizations structured as sales represented 1 percent and secured financings represented 12 percent of the funding associated with our managed funding portfolio. At December 31, 2005, securitizations structured as sales represented 3 percent and secured financings represented 11 percent of the funding associated with our managed funding portfolio.
Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements:

	June 30,	December 31,
	2006	2005

	(in billions)
Private label, MasterCard and Visa credit cards	$180.7	$176.2
Other consumer lines of credit	7.1	15.0

Open lines of credit(1)	$187.8	191.2

(1)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to June 30, 2006 and December 31, 2005.

HSBC Finance Corporation

2006 funding strategy Our current estimated domestic funding needs and sources for 2006 are summarized in the table that follows:

	Actual	Estimated
	January 1	July 1
	through	through	Estimated
	June 30,	December 31,	Full Year
	2006	2006	2006

	(in billions)
Funding needs:
Net asset growth	$12	$1 - 11	$13 - 23
Commercial paper, term debt and securitization maturities	21	9 - 15	30 - 36
Other	0	1 - 3	1 - 3

Total funding needs	$33	$11 - 29	$44 - 62

Funding sources:
External funding, including commercial paper	$32	$11 - 25	$43 - 57
HSBC and HSBC subsidiaries	1	0 - 4	1 - 5

Total funding sources	$33	$11 - 29	$44 - 62

Risk Management

Credit Risk There have been no significant changes in our approach to credit risk management since December 31, 2005.
At June 30, 2006, we had derivative contracts with a notional value of approximately $103.6 billion, including $94.9 billion outstanding with HSBC affiliates. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities and totaled $110 million at June 30, 2006 and $91 million at December 31, 2005. When the fair value of our agreements with affiliate counterparties requires us to post collateral, it is provided in the form of cash which is recorded on our balance sheet in other assets. Beginning in the second quarter of 2006, when the fair value of our agreements with affiliate counterparties requires the posting of collateral by the affiliate, it is provided in the form of cash. Previously, the posting of collateral by affiliates was provided in the form of securities, which were not recorded on our balance sheet. At June 30, 2006 and December 31, 2005, the fair value of our agreements with affiliate counterparties was below the level requiring the posting of collateral.
Liquidity Risk There have been no significant changes in our approach to liquidity risk since December 31, 2005.
Market Risk HSBC Group has certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit as of June 30, 2006 was $2 million, which includes the risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $2 million. As of June 30, 2006 we had a PVBP position of $1.3 million reflecting the impact of a one basis point increase in interest rates. At December 31, 2005, we had a PVBP position of less than $1 million reflecting the impact of a one basis point increase in interest rates.

HSBC Finance Corporation

While the total PVBP position will not change as a result of the loss of hedge accounting following our acquisition by HSBC, the following table shows the components of PVBP:

	June 30,	December 31,
	2006	2005

	(in millions)
Risk related to our portfolio of ineffective hedges	$(1.9)	$(1.4)
Risk for all other remaining assets and liabilities	3.2	2.3

Total PVBP risk	$1.3	$.9

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming a growing balance sheet and the current interest rate risk profile. The following table summarizes such estimated impact:

	June 30,	December 31,
	2006	2005

	(in millions)
Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$201	$213
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	$80	$120
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
As part of our overall risk management strategy to reduce earnings volatility, in 2005 a significant number of our derivatives which had not previously qualified for hedge accounting under SFAS No. 133, have been designated as effective hedges using the long-haul method of accounting, and certain other interest rate swaps were terminated. This will significantly reduce the volatility of the mark-to-market on the previously non-qualifying derivatives which have been designated as effective hedges going forward, but will result in the recording of ineffectiveness under the long-haul method of accounting under SFAS No. 133. In order to further reduce earnings volatility that would otherwise result from changes in interest rates, we continue to evaluate the steps required to regain hedge accounting treatment under SFAS No. 133 for the remaining swaps which do not currently qualify for hedge accounting. These derivatives remain economic hedges of the underlying debt instruments. We will continue to manage our total interest rate risk on a basis consistent with the risk management process employed since the acquisition.
Insurance Risk The principal insurance risk we face is that the cost of claims combined with acquisition and administration costs may exceed the aggregate amount of premiums received and investment income earned. We manage our insurance risks through the application of formal pricing, underwriting, and claims procedures. These procedures are also designed to ensure compliance with regulations.
Operational Risk There has been no significant change in our approach to operational risk management since December 31, 2005.

HSBC FINANCE CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

	(dollars are in millions)
Return on Average Assets:
Net income	$568	$472	$1,456	$1,098

Average assets:
Owned basis	$167,505	$134,834	$165,097	$133,394
Serviced with limited recourse	2,620	10,203	3,062	11,543

Managed basis	$170,125	$145,037	$168,159	$144,937

Return on average owned assets	1.36%	1.40%	1.76%	1.65%
Return on average managed assets	1.34	1.30	1.73	1.52
Return on Average Common Shareholder’s Equity:
Net income	$568	$472	$1,456	$1,098
Dividends on preferred stock	(9)	(19)	(18)	(37)

Net income available to common shareholders	$559	$453	$1,438	$1,061

Average common shareholder’s equity	$19,975	$16,671	$19,677	$16,421
Return on average common shareholder’s equity	11.19%	10.87%	14.62%	12.92%
Net Interest Income:
Net interest income:
Owned basis	$2,549	$2,035	$5,013	$3,923
Serviced with limited recourse	67	249	170	581

Managed basis	$2,616	$2,284	$5,183	$4,504

Average interest-earning assets:
Owned basis	$153,021	$119,523	$150,144	$116,254
Serviced with limited recourse	2,620	10,203	3,062	11,543

Managed basis	$155,641	$129,726	$153,206	$127,797

Owned basis net interest margin	6.66%	6.81%	6.68%	6.75%
Managed basis net interest margin	6.72	7.04	6.77	7.05
Managed Basis Risk Adjusted Revenue:
Net interest income	$2,616	$2,284	$5,183	$4,504
Other revenues	1,103	976	2,459	2,172
Excluding:
Securitization related revenue	71	217	125	525
Mark-to-market on derivatives which do not qualify as effective hedges and ineffectiveness associated with qualifying hedges under SFAS No. 133	9	(58)	(44)	(303)
Net charge-offs	(1,121)	(1,028)	(2,111)	(2,146)

Risk adjusted revenue	$2,678	$2,391	$5,612	$4,752

Average interest-earning assets	$155,641	$129,726	$153,206	$127,797
Managed basis risk adjusted revenue	6.88%	7.37	7.33%	7.44

HSBC FINANCE CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	Three months ended			Six months ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2006	2006	2005	2006	2005

	(dollars are in millions)
Consumer Net Charge-off Ratio:
Consumer net charge-offs:
Owned basis	$1,079	$928	$844	$2,007	$1,700
Serviced with limited recourse	41	62	184	103	439

Managed basis	$1,120	$990	$1,028	$2,110	$2,139

Average consumer receivables:
Owned basis	$149,933	$143,893	$115,354	$146,913	$112,141
Serviced with limited recourse	2,620	3,505	10,203	3,062	11,543

Managed basis	$152,553	$147,398	$125,557	$149,975	$123,684

Owned basis consumer net charge-off ratio	2.88%	2.58%	2.93%	2.73%	3.03%
Managed basis consumer net charge-off ratio	2.94	2.69	3.28	2.81	3.46

Reserves as a Percent of Net Charge-offs
Loss reserves:
Owned basis	$4,649	$4,468	$3,756	$4,649	$3,756
Serviced with limited recourse	91	161	525	91	525

Managed basis	$4,740	$4,629	$4,281	$4,740	$4,281

Net charge-offs:
Owned basis	$1,080	$928	$844	$2,008	$1,707
Serviced with limited recourse	41	62	184	103	439

Managed basis	$1,121	$990	$1,028	$2,111	$2,146

Owned basis reserves as a percent of net charge-offs	107.6%	120.4%	111.3%	115.8%	110.0%
Managed basis reserves as a percent of net charge-offs	105.7	116.9	104.1	112.3	99.7
Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$1,496	$1,532	$1,375	$3,028	$2,831

Net interest income and other revenues less policyholders’ benefits:
Owned basis	$3,641	$3,797	$3,092	$7,438	$6,356
Serviced with limited recourse	(29)	8	52	(21)	82

Managed basis	$3,612	$3,805	$3,144	$7,417	$6,438

Owned basis efficiency ratio	41.09%	40.35%	44.47%	40.71%	44.54%
Managed basis efficiency ratio	41.42	40.26	43.73	40.83	43.97

HSBC FINANCE CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	June 30,	March 31,	June 30,
	2006	2006	2005

	(dollar amounts are in millions)
Two-Months-and-Over-Contractual Delinquency:
Consumer two-months-and-over-contractual delinquency:
Owned basis	$5,652	$5,312	$4,419
Serviced with limited recourse	110	153	484

Managed basis	$5,762	$5,465	$4,903

Consumer receivables:
Owned basis	$153,779	$146,580	$118,532
Serviced with limited recourse	1,911	3,109	8,980

Managed basis	$155,690	$149,689	$127,512

Consumer two-months-and-over-contractual delinquency:
Owned basis	3.68%	3.62%	3.73%
Managed basis	3.70	3.65	3.85

Reserves as a Percentage of Receivables:
Loss reserves:
Owned basis	$4,649	$4,468	$3,756
Serviced with limited recourse	91	161	525

Managed basis	$4,740	$4,629	$4,281

Receivables:
Owned basis	$153,959	$146,767	$118,761
Serviced with limited recourse	1,911	3,109	8,980

Managed basis	$155,870	$149,876	$127,741

Reserves as a percentage of receivables:
Owned basis	3.02%	3.04%	3.16%
Managed basis	3.04	3.09	3.35

Reserves as a Percentage of Nonperforming Loans:
Loss reserves:
Owned basis	$4,649	$4,468	$3,756
Serviced with limited recourse	91	161	525

Managed basis	$4,740	$4,629	$4,281

Nonperforming loans:
Owned basis	$4,354	$4,266	$3,491
Serviced with limited recourse	92	126	395

Managed basis	$4,446	$4,392	$3,886

Reserves as a percentage of nonperforming loans:
Owned basis	106.8%	104.7%	107.6%
Managed basis	106.6	105.4	110.2

HSBC FINANCE CORPORATION
RECONCILIATIONS TO GAAP FINANCIAL MEASURES

	June 30,	December 31,
	2006	2005

	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$20,085	$18,904
Exclude:
Unrealized (gains) losses on cash flow hedging instruments	(361)	(260)
Minimum pension liability	-	-
Unrealized gains on investments and interest-only strip receivables	62	3
Intangible assets	(2,337)	(2,480)
Goodwill	(7,023)	(7,003)

Tangible common equity	10,426	9,164
HSBC acquisition purchase accounting adjustments	1,302	1,441

Tangible common equity, excluding HSBC acquisition purchase accounting adjustments	$11,728	$10,605

Tangible shareholder’s(s’) equity:
Tangible common equity	$10,426	$9,164
Preferred stock	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,477	1,679

Tangible shareholder’s(s’) equity	12,478	11,418
HSBC acquisition purchase accounting adjustments	1,301	1,438

Tangible shareholder’s(s’) equity, excluding HSBC acquisition purchase accounting adjustments	$13,779	$12,856

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholder’s(s’) equity	$12,478	$11,418
Owned loss reserves	4,649	4,521

Tangible shareholder’s(s’) equity plus owned loss reserves	17,127	15,939
HSBC acquisition purchase accounting adjustments	1,301	1,438

Tangible shareholder’s(s’) equity plus owned loss reserves, excluding HSBC acquisition purchase accounting adjustments	$18,428	$17,377

Tangible managed assets:
Owned assets	$170,694	$156,669
Receivables serviced with limited recourse	1,911	4,074

Managed assets	172,605	160,743
Exclude:
Intangible assets	(2,337)	(2,480)
Goodwill	(7,023)	(7,003)
Derivative financial assets	(573)	(234)

Tangible managed assets	162,672	151,026
HSBC acquisition purchase accounting adjustments	16	(52)

Tangible managed assets, excluding HSBC acquisition purchase accounting adjustments	$162,688	$150,974

Equity ratios:
Common and preferred equity to owned assets	12.10%	12.43%
Tangible common equity to tangible managed assets	6.41	6.07
Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”)	7.67	7.56
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)	10.53	10.55
Excluding HSBC acquisition purchase accounting adjustments:
Tangible common equity to tangible managed assets	7.21	7.02
TETMA	8.47	8.52
TETMA + Owned Reserves	11.33	11.51

HSBC Finance Corporation

Item 4.	Controls and Procedures

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
There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

HSBC Finance Corporation

CREDIT CARD SERVICES LITIGATION
Since June 2005, HSBC Finance Corporation, HSBC North America Holdings Inc., and HSBC Holdings plc., as well as other banks and the Visa and Master Card associations, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al. (E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa, MasterCard and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. In response to motions of the plaintiffs on October 19, 2005, the Judicial Panel on Multidistrict Litigation (the “MDL Panel”) issued an order consolidating these suits and transferred all of the cases to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006. At this time, we are unable to quantify the potential impact from this action, if any.
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
The amended complaint purports to assert claims under the Federal securities laws, on behalf of all persons who purchased or otherwise acquired our securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with our sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we, and other defendants, filed a motion to dismiss the complaint. On March 19, 2004, the Court granted in part, and denied in part the defendants’ motion to dismiss the complaint. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made

HSBC Finance Corporation

a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. On February 28, 2006, the Court has also dismissed all alleged §10 claims that arose prior to July 30, 1999, shortening the class period by 22 months. The discovery schedule has been extended and no final cut-off has been established at this time. Separately, one of the defendants, Arthur Andersen, entered into a settlement of the claims against Andersen. This settlement received Court approval in April 2006. At this time, we are unable to quantify the potential impact from this action, if any.
With respect to this securities litigation, we believe that we have not, and our officers and directors have not, committed any wrongdoing and in each instance there will be no finding of improper activities that may result in a material liability to us or any of our officers or directors.

Item 1A.	Risk Factors

Risk factors were set forth in the Form 10-Q for the period ended March 31, 2006. There have been no material changes from the risk factors disclosed in that Form 10-Q.

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

HSBC Finance Corporation
(Registrant)

/s/ Beverley A. Sibblies

Beverley A. Sibblies
Senior Vice President and
Chief Financial Officer
Date: July 31, 2006

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