Form 10-Q
period 2006-09-30
HSBC Finance CORP
filed 2006-11-13
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
OR

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

     As of October 31, 2006, there were 55 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
HSBC Finance Corporation
CONSOLIDATED STATEMENT OF INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

	(in millions)

Finance and other interest income	$4,535	$3,402	$12,933	$9,491
Interest expense:
HSBC affiliates	283	222	609	507
Non-affiliates	1,650	1,017	4,709	2,898

Net interest income	2,602	2,163	7,615	6,086
Provision for credit losses	1,384	1,361	3,498	3,233

Net interest income after provision for credit losses	1,218	802	4,117	2,853

Other revenues:
Securitization revenue	24	41	146	180
Insurance revenue	280	274	779	809
Investment income	31	33	99	99
Derivative income (expense)	68	(53)	118	283
Fee income	559	439	1,393	1,099
Enhancement services revenue	129	71	363	201
Taxpayer financial services revenue	4	(1)	258	260
Gain on receivable sales to HSBC affiliates	101	99	283	308
Servicing and other fees from HSBC affiliates	121	109	355	329
Other income	48	135	221	250

Total other revenues	1,365	1,147	4,015	3,818

Costs and expenses:
Salaries and employee benefits	571	513	1,716	1,536
Sales incentives	94	117	272	289
Occupancy and equipment expenses	78	83	240	252
Other marketing expenses	197	196	546	561
Other servicing and administrative expenses	318	194	847	680
Support services from HSBC affiliates	261	226	783	652
Amortization of intangibles	63	90	206	280
Policyholders’ benefits	123	109	348	347

Total costs and expenses	1,705	1,528	4,958	4,597

Income before income tax expense	878	421	3,174	2,074
Income tax expense	327	140	1,167	695

Net income	$551	$281	$2,007	$1,379

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2006	2005

	(in millions,
	except share data)

Assets
Cash	$383	$903
Interest bearing deposits with banks	393	384
Securities purchased under agreements to resell	1	78
Securities	4,899	4,051
Receivables, net	153,746	136,989
Intangible assets, net	2,274	2,480
Goodwill	7,038	7,003
Properties and equipment, net	422	458
Real estate owned	740	510
Derivative financial assets	648	234
Other assets	3,736	3,579

Total assets	$174,280	$156,669

Liabilities
Debt:
Commercial paper, bank and other borrowings	$11,120	$11,454
Due to affiliates	14,692	15,534
Long term debt (with original maturities over one year)	122,266	105,163

Total debt	148,078	132,151

Insurance policy and claim reserves	1,311	1,291
Derivative related liabilities	387	383
Other liabilities	3,751	3,365

Total liabilities	153,527	137,190
Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 55 shares issued	-	-
Additional paid-in capital	17,117	17,145
Retained earnings	2,644	1,280
Accumulated other comprehensive income	417	479

Total common shareholder’s equity	20,178	18,904

Total liabilities and shareholders’ equity	$174,280	$156,669

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30,	2006	2005

	(in millions)

Preferred stock
Balance at beginning of period	$575	$1,100
Issuance of Series B preferred stock	-	575

Balance at end of period	$575	$1,675

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$17,145	$14,627
Issuance costs of Series B preferred stock	-	(16)
Employee benefit plans, including transfers and other	(28)	50

Balance at end of period	$17,117	$14,661

Retained earnings
Balance at beginning of period	$1,280	$571
Net income	2,007	1,379
Dividends:
Preferred stock	(27)	(62)
Common stock	(616)	-

Balance at end of period	$2,644	$1,888

Accumulated other comprehensive income
Balance at beginning of period	$479	$643
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	(238)	164
Securities available for sale and interest-only strip receivables	26	(29)
Foreign currency translation adjustments	150	(190)

Other comprehensive income, net of tax	(62)	(55)

Balance at end of period	$417	$588

Total common shareholder’s equity	$20,178	$17,137

Comprehensive income
Net income	$2,007	$1,379
Other comprehensive income	(62)	(55)

Comprehensive income	$1,945	$1,324

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

STATEMENT OF CASH FLOWS

Nine months ended September 30,	2006	2005

	(in millions)

Cash flows from operating activities
Net income	$2,007	$1,379
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on receivable sales to HSBC affiliates	(283)	(308)
Provision for credit losses	3,498	3,233
Insurance policy and claim reserves	(168)	(146)
Depreciation and amortization	295	369
Net change in other assets	(39)	(1,147)
Net change in other liabilities	161	73
Net change in loans held for sale	751	(485)
Excess tax benefits from share-based compensation arrangements	(17)	-
Other, net	412	(261)

Net cash provided by (used in) operating activities	6,617	2,707

Cash flows from investing activities
Securities:
Purchased	(1,587)	(656)
Matured	1,039	480
Sold	136	154
Net change in short-term securities available for sale	(323)	(335)
Net change in securities purchased under agreements to resell	77	2,470
Net change in interest bearing deposits with banks	16	179
Receivables:
Originations, net of collections	(20,537)	(24,099)
Purchases and related premiums	(702)	(959)
Net change in interest-only strip receivables	-	217
Cash received in sale of U.K. credit card business	90	-
Properties and equipment:
Purchases	(68)	(60)
Sales	19	2

Net cash provided by (used in) investing activities	(21,840)	(22,607)

Cash flows from financing activities
Debt:
Net change in short-term debt	(255)	2,596
Net change in time certificates	-	(2)
Net change in due to affiliates	(1,113)	4,763
Long term debt issued	30,655	28,199
Long term debt retired	(13,853)	(15,624)
Redemption of company obligated mandatorily redeemable preferred securities of subsidiary trusts	(206)	(309)
Insurance:
Policyholders’ benefits paid	(206)	(196)
Cash received from policyholders	295	288
Issuance of Series B preferred stock	-	559
Shareholders’ dividends	(643)	(8)
Excess tax benefits from share-based compensation arrangements	17	-

Net cash provided by (used in) financing activities	14,691	20,266

Effect of exchange rate changes on cash	12	(14)

Net change in cash	(520)	352
Cash at beginning of period	903	392

Cash at end of period	$383	$744

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

2.	Sale of European Operations

In the third quarter of 2006, as part of our continuing evaluation of strategic alternatives with respect to our U.K. and European operations, we agreed to sell all of the capital stock of our operations in the Czech Republic, Hungary, and Slovakia (the “European Operations”) to a wholly owned subsidiary of HSBC Bank plc (“HBEU”), a U.K. based subsidiary of HSBC, for an aggregate purchase price of approximately $46 million. The sale closed in early November 2006. Because the sale of this business is between affiliates under common control, the premium received in excess of the book value of the stock transferred will be recorded as an increase to additional paid-in capital and will not be reflected in earnings. At September 30, 2006, we have classified the European Operations as “Held for Sale” and combined assets of $207 million and liabilities of $178 million related to the businesses separately in our consolidated balance sheet within other assets and other liabilities.

Our European Operations are reported in the International Segment. The assets consist primarily of receivables which totaled $194 million and goodwill which totaled approximately $13 million at September 30, 2006. The liabilities consist primarily of debt which totaled $171 million at September 30, 2006. HBEU will assume all the liabilities of the European Operations as a result of this transaction. The following summarizes the operating results of our European Operations for the periods presented:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

	(in millions)

Net interest income and other revenues	$7	$6	$23	$17
Loss before income tax expense	(3)	(1)	(5)	(2)
Income tax expense	1	-	1	-
Net loss	(4)	(1)	(6)	(2)

HSBC Finance Corporation

3.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2006	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,468	$14	$(42)	$2,440
Money market funds	1,255	-	-	1,255
U.S. government sponsored enterprises(1)	56	-	(1)	55
U.S. government and Federal agency debt securities	341	-	(3)	338
Non-government mortgage backed securities	292	-	(1)	291
Marketable equity securities	22	71	-	93
Other	395	1	(3)	393

Subtotal	4,829	86	(50)	4,865
Accrued investment income	34	-	-	34

Total securities available for sale	$4,863	$86	$(50)	$4,899

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,337	$23	$(38)	$2,322
Money market funds	315	-	-	315
U.S. government sponsored enterprises(1)	96	-	(2)	94
U.S. government and Federal agency debt securities	744	-	(4)	740
Non-government mortgage backed securities	88	-	(1)	87
Other	463	1	(5)	459

Subtotal	4,043	24	(50)	4,017
Accrued investment income	34	-	-	34

Total securities available for sale	$4,077	$24	$(50)	$4,051

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

Money market funds at September 30, 2006 include $949 million which is restricted for the sole purpose of paying down certain secured financings at the established payment date. There were no such balances at December 31, 2005.

HSBC Finance Corporation

A summary of gross unrealized losses and related fair values as of September 30, 2006 and December 31, 2005, classified as to the length of time the losses have existed follows:

	Less Than One Year				Greater Than One Year
	Number	Gross		Aggregate	Number	Gross	Aggregate
	Of	Unrealized		Fair Value of	of	Unrealized	Fair Value of
September 30, 2006	Securities	Losses		Investments	Securities	Losses	Investments

	(dollars are in millions)

Corporate debt securities	125	$(6)		$313	518	$(36)	$1,209
U.S. government sponsored enterprises	10	-	(1)	20	20	(1)	31
U.S. government and Federal agency debt securities	7	-	(1)	13	53	(3)	153
Non-government mortgage	4	-	(1)	20	20	(1)	35
Other	10	-	(1)	61	49	(3)	193

	Less Than One Year			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	Of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
December 31, 2005	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

Corporate debt securities	272	$(14)	$695	381	$(24)	$898
U.S. government sponsored enterprises	11	- (1)	28	25	(2)	64
U.S. government and Federal agency debt securities	18	(1)	71	40	(3)	117
Non-government mortgage	3	- (1)	4	16	(1)	22
Other	12	(1)	49	49	(4)	148

(1)	Less than $500 thousand.

The gross unrealized losses on our securities available for sale are flat for the nine months ended September 30, 2006. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the par value of the investment. Since substantially all of these securities are rated A- or better, and because we have the ability and intent to hold these investments until maturity or a market price recovery, these securities are not considered other-than-temporarily impaired.

HSBC Finance Corporation

4.	Receivables

Receivables consisted of the following:

	September 30,	December 31,
	2006	2005

	(in millions)

Real estate secured	$95,241	$82,826
Auto finance	12,182	10,704
MasterCard(1)/Visa(1)	25,856	24,110
Private label	2,431	2,520
Personal non-credit card	21,034	19,545
Commercial and other	185	208

Total owned receivables	156,929	139,913
HSBC acquisition purchase accounting fair value adjustments	(28)	63
Accrued finance charges	2,074	1,831
Credit loss reserve for owned receivables	(4,885)	(4,521)
Unearned credit insurance premiums and claims reserves	(434)	(505)
Interest-only strip receivables	4	23
Amounts due and deferred from receivable sales	86	185

Total owned receivables, net	153,746	136,989
Receivables serviced with limited recourse	1,274	4,074

Total managed receivables, net	$155,020	$141,063

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value on March 28, 2003, the date we were acquired by HSBC.

We have a subsidiary, Decision One Mortgage Company, LLC, which directly originates mortgage loans sourced by mortgage brokers and sells all loans to secondary market purchasers, including our Mortgage Services business. Loans held for sale to external parties by this subsidiary totaled $1.0 billion at September 30, 2006 and $1.7 billion at December 31, 2005 and are included in real estate secured receivables.

As part of our acquisition of Metris Companies, Inc. (“Metris”) on December 1, 2005, we acquired $5.3 billion of receivables. The receivables acquired were subject to the requirements of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) to the extent there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected and that the associated line of credit had been closed. The carrying amount of such receivables was $263 million at September 30, 2006 and $414 million at December 31, 2005 and is included in the MasterCard/Visa receivables in the table above. The outstanding contractual balance of these receivables was $401 million at September 30, 2006 and $804 million at December 31, 2005. At September 30, 2006, no credit loss reserve for the acquired receivables subject to SOP 03-3 has been established as there has been no decrease to the expected future cash flows since the acquisition. There was a reclassification to accretable yield from non-accretable difference. This reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying Metris portfolio. There were no other additions or disposals

HSBC Finance Corporation

to accretable yield during the quarter ended September 30, 2006. The following summarizes the accretable yield on these receivables at September 30, 2006:

(in millions)

Accretable yield at December 31, 2005	$(122)
Accretable yield amortized to interest income during the period	86
Reclassification from non-accretable difference	(35)

Accretable yield at September 30, 2006	$(71)

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse.

Receivables serviced with limited recourse consisted of the following:

	September 30,	December 31,
	2006	2005

	(in millions)

Auto finance	$479	$1,192
MasterCard/Visa	500	1,875
Personal non-credit card	295	1,007

Total	$1,274	$4,074

The combination of receivables owned and receivables serviced with limited recourse, which comprises our managed portfolio, is shown below:

	September 30,	December 31,
	2006	2005

	(in millions)

Real estate secured	$95,241	$82,826
Auto finance	12,661	11,896
MasterCard/Visa	26,356	25,985
Private label	2,431	2,520
Personal non-credit card	21,329	20,552
Commercial and other	185	208

Total	$158,203	$143,987

HSBC Finance Corporation

5.	Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

	(in millions)

Owned receivables:
Credit loss reserves at beginning of period	$4,649	$3,756	$4,521	$3,625
Provision for credit losses	1,384	1,361	3,498	3,233
Charge-offs	(1,333)	(1,020)	(3,620)	(2,934)
Recoveries	195	118	474	325
Other, net	(10)	5	12	(29)

Credit loss reserves for owned receivables	4,885	4,220	4,885	4,220

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	91	525	215	890
Provision for credit losses	-	(23)	(21)	59
Charge-offs	(36)	(165)	(156)	(637)
Recoveries	6	15	23	48
Other, net	-	(1)	-	(9)

Credit loss reserves for receivables serviced with limited recourse	61	351	61	351

Credit loss reserves for managed receivables	$4,946	$4,571	$4,946	$4,571

Further analysis of credit quality and credit loss reserves and our credit loss reserve methodology are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Credit Quality.”

6.	Intangible Assets

Intangible assets consisted of the following:

		Accumulated	Carrying
	Gross	Amortization	Value

	(in millions)

September 30, 2006
Purchased credit card relationships and related programs	$1,736	$545	$1,191
Retail services merchant relationships	270	190	80
Other loan related relationships	326	127	199
Trade names	717	13	704
Technology, customer lists and other contracts	282	182	100

Total	$3,331	$1,057	$2,274

December 31, 2005
Purchased credit card relationships and related programs	$1,736	$442	$1,294
Retail services merchant relationships	270	149	121
Other loan related relationships	326	104	222
Trade names	717	13	704
Technology, customer lists and other contracts	282	143	139

Total	$3,331	$851	$2,480

HSBC Finance Corporation

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,

(in millions)

2006	$269
2007	252
2008	210
2009	197
2010	168
Thereafter	520

During the third quarter of 2006, we completed our annual impairment test of intangible assets. As a result of our testing, we determined that the fair value of each intangible asset exceeded its carrying value. Therefore, we have concluded that none of our intangible assets are impaired.

7.	Goodwill

Goodwill balances associated with our foreign businesses will change from period to period due to movements in foreign exchange. Changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded pursuant to Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes,” may also result in changes to our goodwill balances. During the third quarter of 2006, we reduced our goodwill balance by approximately $.4 million as a result of such changes in tax estimates. In addition, goodwill of approximately $13 million associated with our European Operations was transferred to assets held for sale.

Also during the third quarter of 2006, we made an adjustment to our estimated fair value related to Metris following an adverse judgment in litigation involving Metris that preceded the merger. This adjustment resulted in a net increase to goodwill of approximately $25 million.

During the third quarter of 2006, we completed our annual impairment test of goodwill. For purposes of this test, we assigned the goodwill to our reporting units (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”). The fair value of each of the reporting units to which goodwill was assigned exceeded its carrying value including goodwill. Therefore, we have concluded that none of our goodwill is impaired.

8.	Income Taxes

Our effective tax rates were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Effective tax rate	37.2%	33.3%	36.8%	33.5%

The increase in the effective tax rate for both periods is due to higher state income taxes and lower tax credits as a percentage of income before taxes. The increase in state income taxes is primarily due to an increase in the blended statutory tax rate of our operating companies. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

9.	Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative execution, purchases and sales of receivables, servicing arrangements, information technology services, item and statement processing services,

HSBC Finance Corporation

banking and other miscellaneous services. The following tables present related party balances and the income and (expense) generated by related party transactions:

	September 30,	December 31,
	2006	2005

	(in millions)

Assets, (Liabilities) and Equity:
Derivative financial assets (liability), net	$369	$(260)
Affiliate preferred stock received in sale of U.K. credit card business	261	261
Other assets	550	518
Due to affiliates	(14,692)	(15,534)
Other liabilities	(409)	(271)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2006	2005	2006	2005

	(in millions)

Income/(Expense):
Interest expense on borrowings from HSBC and subsidiaries	$(283)	$(222)	$(609)	$(507)
Interest income on advances to HSBC affiliates	7	15	18	26
HSBC Bank USA, National Association (“HBUS”):
Gain on daily sale of domestic private label receivable originations	92	91	257	283
Gain on sale of MasterCard/Visa receivables	9	8	26	25
Domestic private label receivable servicing and related fees	99	92	292	273
Real estate secured servicing, sourcing, underwriting and pricing revenues	3	5	9	15
Other servicing, processing, origination and support revenues	14	7	37	21
Taxpayer financial services loan origination and other fees	-	-	(17)	(15)
Support services from HSBC affiliates, primarily HSBC Technology and Services (USA) Inc. (“HTSU”)	(261)	(226)	(783)	(652)
HTSU:
Rental revenue	11	13	34	31
Administrative services revenue	2	2	8	11
Servicing and other fees from other HSBC affiliates	3	3	9	9
Stock based compensation expense with HSBC	(20)	(14)	(59)	(50)

The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $94.0 billion at September 30, 2006 and $72.2 billion at December 31, 2005. Beginning in the second quarter of 2006, when the fair value of our agreements with affiliate counterparties requires the posting of collateral by the affiliate, it is provided in the form of cash and recorded on our balance sheet, consistent with third party arrangements. Previously, the posting of collateral by affiliates was provided in the form of securities, which were not recorded on our balance sheet. At September 30, 2006, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $129 million which is recorded in our balance sheet as a component of derivative related liabilities, while at December 31, 2005, the fair value of our agreements with affiliate counterparties was below the level requiring the posting of collateral.

We extended a line of credit of $2 billion to HSBC USA Inc which expired in July of 2006 and was not renewed. No balances were outstanding under this line at December 31, 2005. Annual commitment fees associated with this line of credit are recorded in interest income and reflected as Interest income on advances to HSBC affiliates in the table above.

HSBC Finance Corporation

We extended a revolving line of credit of $.5 billion to HTSU on June 28, 2005. The balance outstanding under this line of credit was $.5 billion at September 30, 2006 and $.4 billion at December 31, 2005 and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as Interest income on advances to HSBC affiliates in the table above.

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

At September 30, 2006 and December 31, 2005, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.3 billion from HBEU to fund our operations in the U.K. As of September 30, 2006, $4.1 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. As of December 31, 2005, $4.2 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. Annual commitment fee requirements to support availability of these lines are included as a component of Interest expense on borrowings from HSBC and subsidiaries.

In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables ($3.1 billion on a managed basis), the associated cardholder relationships and the related retained interests in securitized credit card receivables to HBEU, a U.K. based subsidiary of HSBC, for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above, the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and related leaseholds and call center employees to provide customer continuity after the transfer as well as to allow HBEU direct ownership and control of origination and customer service. We have retained the collection operations related to the credit card operations and have entered into a service level agreement for a period of not less than two years to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations, to HBEU for a fee. We received $6 million during the three months ended September 30, 2006 and $17 million during the nine months ended September 30, 2006 under this service level agreement. Additionally, the management teams of HBEU and our remaining U.K. operations are jointly involved in decision making involving card marketing to ensure that growth objectives are met for both businesses. Because the sale of this business is between affiliates under common control, the premium of $182 million received in excess of the book value of the assets transferred including the goodwill assigned to this business, was recorded as an increase to additional paid in capital and was not included in earnings.

In December 2004, we sold our domestic private label receivable portfolio (excluding retail sales contracts at our consumer lending business), including the retained interests associated with our securitized domestic private label receivables to HBUS. We continue to service the sold private label receivables and receive servicing and related fee income from HBUS. As of September 30, 2006, we were servicing $16.9 billion of domestic private label receivables for HBUS. We received servicing and related fee income from HBUS of $99 million during the three month period ended September 30, 2006 and $292 million during the nine month period ended September 30, 2006. We received servicing and related fee income from HBUS of $92 million during the three month period ended September 30, 2005 and $273 million during the nine month period ended September 30, 2005. Servicing and

HSBC Finance Corporation

related fee income is reflected as Domestic private label receivable servicing and related fees in the table above. We continue to maintain the related customer account relationships and, therefore, sell new domestic private label receivable originations (excluding retail sales contracts) to HBUS on a daily basis. We sold $15,168 million of private label receivables to HBUS during the nine months ended September 30, 2006 and $14,825 million during the nine months ended September 30, 2005. The gains associated with the sale of these receivables are reflected in the table above and are recorded in Gain on daily sale of domestic private label receivable originations.

In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables from our mortgage services business to HBUS. Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HBUS including all business it purchased from our correspondents. As of September 30, 2006, we were servicing $3.5 billion of real estate secured receivables for HBUS. During the nine months ended September 30, 2005, we also received fees from HBUS pursuant to a service level agreement under which we sourced, underwrote and priced $1.5 billion of real estate secured receivables purchased by HBUS. Purchases of real estate secured receivables from our correspondents by HBUS were discontinued effective September 1, 2005. The fee revenue associated with these receivables is reflected as Real estate secured servicing, sourcing, underwriting and pricing revenues in the above table. We continue to service the receivables HBUS previously purchased from our correspondents.

Under various service level agreements, we also provide various services to HSBC affiliates. These services include credit card servicing and processing activities through our credit card services business, loan origination and servicing through our auto finance business and other operational and administrative support. Fees received for these services are reflected as Other servicing, processing, origination and support revenues in the table above.

During 2003, Household Capital Trust VIII issued $275 million in mandatorily redeemable preferred securities to HSBC. Interest expense recorded on the underlying junior subordinated notes is included in Interest expense on borrowings from HSBC and subsidiaries in the table above.

During the third quarter of 2004, our Canadian business began to originate and service auto loans for an HSBC affiliate in Canada. Fees received for these services of $3 million for the three months ended September 30, 2006 and $9 million for the nine months ended September 30, 2006 are included in other income and are reflected in the above table as Servicing and other fees from other HSBC affiliates.

Effective October 1, 2004, HBUS became the originating lender for loans initiated by our taxpayer financial services business for clients of various third party tax preparers. We purchase the loans originated by HBUS daily for a fee. We purchased loans of $16.1 billion in the nine month period ended September 30, 2006 and $15.1 billion in the nine month period ended September 30, 2005. Additionally, HBUS provides services to assist with the processing of other products offered by our taxpayer financial services business. Origination and other fees paid to HBUS totaled $17 million during the nine months ended September 30, 2006, and $15 million during the nine months ended September 30, 2005. These fees are included as an offset to Taxpayer financial services revenue and are reflected as Taxpayer financial services loan origination and other fees in the above table.

On July 1, 2004, HSBC Bank Nevada, National Association (“HBNV”), formerly known as Household Bank (SB), N.A., purchased the account relationships associated with $970 million of MasterCard/Visa credit card receivables from HBUS for approximately $99 million, which are included in intangible assets. The receivables continue to be owned by HBUS. We service these receivables for HBUS and receive servicing and related fee income from HBUS. As of September 30, 2006, we were servicing $1.2 billion of MasterCard/Visa receivables for HBUS. Originations of new accounts and receivables are made by HBNV and new receivables are sold daily to HBUS. We sold $1,681 million of credit card receivables to HBUS during the nine months ended September 30, 2006 and $1,461 million of credit card receivables to HBUS during the nine months ended September 30, 2005. The gains associated with the sale of these receivables are reflected in the table above as Gain on sale of MasterCard/Visa receivables.

Effective January 1, 2004, our technology services employees, as well as technology services employees from other HSBC entities in North America, were transferred to HTSU. In addition, technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. Technology related assets

HSBC Finance Corporation

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

In December 2005, we transferred our information technology services employees in the U.K. to a subsidiary of HBEU. Subsequent to the transfer, operating expenses relating to information technology, which have previously been reported as salaries and fringe benefits or other servicing and administrative expenses, are now billed to us by HBEU. We paid $28 million during the nine months ended September 30, 2006 to HBEU for these services. Additionally, during the first quarter of 2006, the information technology equipment in the U.K. was sold to HBEU for a purchase price equal to the book value of these assets of $8 million.

In addition, we utilize HSBC Markets (USA) Inc., a related HSBC entity, to lead manage the underwriting of a majority of our ongoing debt issuances. Fees paid for such services totaled approximately $12 million for the three months ended September 30, 2006 and approximately $34 million for the nine months ended September 30, 2006. Fees paid for such services totaled approximately $19 million for the three months ended September 30, 2005 and approximately $45 million for the nine months ended September 30, 2005. These fees are amortized over the life of the related debt.

Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan sponsored by HNAH. See Note 10, “Pension and Other Postretirement Benefits,” for additional information on this pension plan.

Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans was $20 million for the three months ended September 30, 2006 and $59 million for the nine months ended September 30, 2006. Our share of the expense of these plans was $14 million for the three months ended September 30, 2005 and $50 million for the nine months ended September 30, 2005. These expenses are reflected in the above table as Stock based compensation expense with HSBC. As of September 30, 2006, our share of the total compensation cost related to non-vested stock based compensation awards was approximately $165 million and will be recognized into compensation expense over a weighted-average period of 2.38 years. A more complete description of these plans is included in the 2005 Form 10-K.

10.	Pension and Other Postretirement Benefits

Effective January 1, 2005, the two previously separate domestic defined benefit pension plans of HSBC Finance Corporation and HBUS were combined into a single HNAH defined benefit pension plan which facilitated the development of a unified employee benefit policy and unified employee benefit plan for HSBC companies operating in the United States.

HSBC Finance Corporation

The components of pension expense for the domestic defined benefit pension plan reflected in our consolidated statement of income are shown in the table below and reflect the portion of the pension expense of the combined HNAH pension plan which has been allocated to HSBC Finance Corporation:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2006	2005	2006	2005

	(in millions)

Service cost – benefits earned during the period	$13	$4	$39	$35
Interest cost	15	9	45	40
Expected return on assets	(18)	(12)	(58)	(58)
Recognized losses	3	2	9	3

Net periodic benefit cost	$13	$3	$35	$20

We sponsor various additional defined benefit pension plans for our foreign based employees. Pension expense for our foreign defined benefit pension plans was $.7 million for the three months ended September 30, 2006 and $2.0 million for the nine months ended September 30, 2006. Pension expense for our foreign defined benefit pension plans was $.5 million for the three months ended September 30, 2005 and $1.5 million for the nine months ended September 30, 2005.

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2006	2005	2006	2005

	(in millions)

Service cost – benefits earned during the period	$1	$1	$3	$4
Interest cost	4	4	12	12
Expected return on assets	-	-	-	-
Recognized (gains) losses	-	-	-	-

Net periodic benefit cost	$5	$5	$15	$16

11.	Business Segments

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom, Canada, Ireland and the remainder of Europe. The All Other caption includes our insurance and taxpayer financial services and commercial businesses, each of which falls below the quantitative threshold test under SFAS No. 131 for determining reportable segments, as well as our corporate and treasury activities. There have been no changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the presentation in our 2005 Form 10-K.

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

HSBC Finance Corporation

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

Fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. Reconciliations of our managed basis segment results to managed basis and owned basis consolidated totals are as follows:

							Managed
		Credit			Adjustments/		Basis			Owned Basis
		Card			Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	International	All Other	Items		Totals	Adjustments		Totals

	(in millions)

Three months ended September 30, 2006:
Net interest income	$1,872	$788	$184	$(205)	$-		$2,639	$(37	)(3)	$2,602
Securitization related revenue	(29)	1	-	(1)	-		(29)	53	(3)	24
Fee and other income	336	668	191	236	(74	)(1)	1,357	(16	)(3)	1,341
Intersegment revenues	60	6	9	(1)	(74	)(1)	-	-		-
Provision for credit losses	861	385	137	-	1	(5)	1,384	-	(3)	1,384
Total costs and expenses	744	447	243	271	-		1,705	-		1,705
Net income	376	404	(15)	(166)	(48)		551	-		551
Receivables	122,288	26,434	9,300	181	-		158,203	(1,274	)(4)	156,929
Assets	123,009	26,731	10,231	24,054	(8,471	)(2)	175,554	(1,274	)(4)	174,280

Three months ended September 30, 2005:
Net interest income	$1,733	$531	$228	$(152)	$-		$2,340	$(177	)(3)	$2,163
Securitization related revenue	(171)	(42)	2	(6)	-		(217)	258	(3)	41
Fee and other income	307	554	186	152	(35	)(1)	1,164	(58	)(3)	1,106
Intersegment revenues	27	5	4	(1)	(35	)(1)	-	-		-
Provision for credit losses	735	465	137	-	1	(5)	1,338	23	(3)	1,361
Total costs and expenses	647	360	261	260	-		1,528	-		1,528
Net income	308	138	12	(154)	(23)		281	-		281
Receivables	102,733	19,971	12,564	213	-		135,481	(6,759	)(4)	128,722
Assets	103,424	19,710	13,574	25,180	(8,555	)(2)	153,333	(6,759	)(4)	146,574

HSBC Finance Corporation

							Managed
		Credit			Adjustments/		Basis			Owned Basis
		Card			Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Services	International	All Other	Items		Totals	Adjustments		Totals

				(in millions)

Nine months ended September 30, 2006:
Net interest income	$5,545	$2,321	$544	$(588)	$-		$7,822	$(207	)(3)	$7,615
Securitization related revenue	(133)	(18)	-	(3)	-		(154)	300	(3)	146
Fee and other income	966	1,755	519	919	(218	)(1)	3,941	(72	)(3)	3,869
Intersegment revenues	180	16	25	(3)	(218	)(1)	-	-		-
Provision for credit losses	1,960	1,148	367	(2)	4	(5)	3,477	21	(3)	3,498
Total costs and expenses	2,170	1,308	673	807	-		4,958	-		4,958
Net income	1,428	1,019	(1)	(298)	(141)		2,007	-		2,007

Nine months ended September 30, 2005:
Net interest income	$5,125	$1,545	$680	$(506)	$-		$6,844	$(758	)(3)	$6,086
Securitization related revenue	(557)	(161)	17	(41)	-		(742)	922	(3)	180
Fee and other income	884	1,465	542	1,073	(103	)(1)	3,861	(223	)(3)	3,638
Intersegment revenues	80	16	11	(4)	(103	)(1)	-	-		-
Provision for credit losses	1,698	1,120	468	-	6	(5)	3,292	(59	)(3)	3,233
Total costs and expenses	1,893	1,018	779	907	-		4,597	-		4,597
Net income	1,182	452	(11)	(173)	(71)		1,379	-		1,379

(1)	Eliminates intersegment revenues.

(2)	Eliminates investments in subsidiaries and intercompany borrowings.

(3)	Reclassifies net interest income, fee income and provision for credit losses relating to securitized receivables to other revenues.

(4)	Represents receivables serviced with limited recourse.

(5)	Eliminates bad debt recovery sales between operating segments.

12.	New Accounting Pronouncements

Effective January 1, 2006, we adopted FASB Statement No. 123 (Revised), “Share-Based Payment,” (“SFAS No. 123R”). Because we had previously adopted the fair value method of accounting for all equity based awards, the adoption of SFAS No. 123R did not have a significant impact on our operations or cash flow. Substantially all of the disclosure requirements of SFAS No. 123R were included in our 2005 Form 10-K. In addition to changes in the Statement of Cash Flows as required by SFAS No. 123R, other disclosure requirements which were not included in our 2005 Form 10-K are included in Note 9, “Related Party Transactions.”

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

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be bifurcated and accounted for separately. SFAS No. 155 also requires companies to identify interests in securitized financial assets that are free

HSBC Finance Corporation

standing derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to SFAS No. 133, and amends SFAS No 140 to revise the conditions of a qualifying special purpose entity. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of a company’s first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of a company’s fiscal year, provided the company has not yet issued financial statements for that fiscal year. We elected to early adopt SFAS No. 155 effective January 1, 2006. The adoption of SFAS No. 155 did not have a significant impact on our financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adoption of FIN No. 48 will have on our financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. Early application is permissible only if no annual or interim financial statements have been issued for the earlier periods. We are currently evaluating the impact that adoption of SFAS No. 157 will have on our financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS No. 158”). SFAS No. 158 requires balance sheet recognition of the funded status of pension and other postretirement benefits with the offset to accumulated other comprehensive income. Employers will recognize actuarial gains and losses, prior service cost, and any remaining transition amounts when recognizing a plan’s funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. Adoption is not expected to have a material impact on our financial position.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006. Adoption of SAB 108 is not expected to have an impact on our financial position or results of operations.

13.	Subsequent Event

In October 2006, we entered into an agreement to sell our entire interest in Kanbay International, Inc (“Kanbay”), a software development company operating in India, to Capgemini S.A. in an all cash transaction for an aggregate purchase price of $145 million. This transaction is subject to regulatory approval and is expected to close in the fourth quarter of 2006, and will result in a pre-tax gain on sale of approximately $123 million.

HSBC Finance Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report, with our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and Form 10-Q for the quarterly period ended March 31, 2006. MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “intends”, “believe”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC Finance Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events. Unless noted, the discussion of our financial condition and results of operations included in MD&A are presented on an owned basis of reporting.

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

Net income was $551 million for the quarter ended September 30, 2006, an increase of 96 percent, compared to $281 million in the prior year quarter. Net income was $2,007 million for the first nine months of 2006, an increase of 46 percent, compared to $1,379 million in the first nine months of 2005. Net income increased in both periods due to higher net interest income and higher other revenues partially offset by higher provisions for credit losses and higher costs and expenses. Net income in 2005 was negatively impacted by incremental credit loss provisions in the third quarter of $180 million relating to Hurricane Katrina (“Katrina”) and $100 million relating to higher than anticipated bankruptcy filings in the period leading up to the October 17, 2005 effective date of new bankruptcy legislation in the United States. The increase in net interest income was due to growth in average receivables and an improvement in the overall yield on the portfolio, partially offset by a higher interest expense. Overall yields increased due to increases in our rates on variable rate products which were in line with market movements and various other repricing initiatives, such as reduced levels of promotional rate balances in 2006. Changes in receivable mix also contributed to the increase in yield due to the impact of increased levels of higher yielding MasterCard/Visa receivables due to lower securitization levels and our acquisition of Metris Companies, Inc. (“Metris”) in December 2005 which contributed $78 million of net income during the three months ended September 30, 2006 and $139 million of net income during the year-to-date period. Interest expense increased due to a larger balance sheet and a significantly higher cost of funds, reflecting market movements. Our net interest margin was 6.56 percent for the three months ended September 30, 2006 compared to 6.81 percent for the three months ended September 30, 2005. Net interest margin was 6.64 percent for the nine months ended September 30, 2006 compared to 6.77 percent for the nine months ended September 30, 2005. Net interest margin decreased in both periods as the improvement in the overall yield on our receivable portfolio, as discussed above, was more than offset by the higher funding costs.

HSBC Finance Corporation

Excluding the incremental credit loss provisions in 2005 due to Katrina and higher bankruptcies, our provision for credit losses increased significantly in both the current quarter and year-to-date period. This increase was largely driven by higher delinquency and loss estimates at our Mortgage Services business as loans originated and acquired in 2005 and 2006 in the second lien and portions of the first lien real estate secured portfolio are experiencing higher delinquency and for loans originated and acquired in 2005, higher charge-offs. Also contributing to this increase was the impact of higher receivable levels and portfolio seasoning. These increases were partially offset by lower bankruptcy losses as a result of reduced filings following the spike in bankruptcy filings in the third quarter of 2005, the benefit of low unemployment levels in the United States and, as discussed more fully below, a reduction in the estimated loss exposure resulting from Katrina that was established in the third quarter of 2005.

The increase in other revenues in the three months ended September 30, 2006 was primarily due to higher derivative and fee income and higher enhancement services revenue partially offset by lower other income. The increase in other revenues during the year-to-date period was primarily due to higher fee income and higher enhancement services revenue, partially offset by lower derivative and other income. Derivative income was higher in the current quarter due to a decrease in interest rates that caused an increase in the value of receive fixed, pay variable swaps that do not qualify for hedge accounting under SFAS No. 133. During the comparable period in 2005, interest rates increased reducing the value of receive fixed, pay variable swaps that did not qualify for hedge accounting under SFAS No. 133. Derivative income was lower in the year-to-date period due to a rising interest rate environment and a significant reduction during 2005 in the population of interest rate swaps which did not qualify for hedge accounting under SFAS No. 133, the reduction of which decreases income volatility. Fee income and enhancement services revenue were higher in both periods as a result of higher volume in our MasterCard/Visa portfolios, primarily resulting from our acquisition of Metris in December 2005, partially offset by the impact of FFIEC guidance which limits certain fee billings for non-prime credit card accounts. Other income was lower in both periods primarily due to lower asset sales. Costs and expenses increased in both periods primarily to support receivables growth including our acquisition of Metris. Amortization of purchase accounting fair value adjustments increased net income by $25 million for the quarter ended September 30, 2006, which included $4 million related to our acquisition of Metris, compared to an increase in net income of $38 million for the quarter ended September 30, 2005. Amortization of purchase accounting fair value adjustments increased net income by $81 million for the nine months ended September 30, 2006, which included $16 million related to our acquisition of Metris, compared to an increase in net income of $59 million for the nine months ended September 30, 2005.

We continue to monitor the potential impact of several developing trends affecting the mortgage lending industry. Real estate markets in a large portion of the United States have continued to slow, as evidenced by a general slowing in the rate of appreciation, or actual decline in some markets, in property values and an increase in the period of time available properties remain on the market. In a rising interest rate environment, the resulting increase in required payments on adjustable rate mortgage loans that reach reset dates may have an impact on the ability of borrowers to repay their loans. Similarly, as interest-only mortgage loans leave the interest-only payment period, the ability of borrowers to make the increased payments may be impacted. Numerous studies have been published recently indicating that mortgage loan originations from 2005 are performing worse than originations from prior years.

In the second quarter of 2006 we began to experience deterioration in the performance of 2005 mortgage loan originations in our Mortgage Services business, particularly in the second lien and portions of the first lien portfolios which continued into the third quarter of 2006 and began to include portions of 2006 originations in these portfolios. In 2005 and continuing into 2006, second lien mortgage loan originations in our Mortgage Services business increased significantly as a percentage of total originations when compared to prior periods. The second lien mortgage loans originated and acquired in 2005 and 2006 to date have underperformed our first lien mortgage loans from the same periods. Accordingly, while overall credit performance, as measured by delinquency and charge-off remains stable across other parts of our domestic mortgage portfolio, we are reporting higher delinquency and losses this year in the Mortgage Services business, largely as a result of the affected 2005 originations. Numerous risk mitigation efforts are underway in this business relating to the affected components of the portfolio. These include increased collections capacity, enhanced segmentation and analytics to identify the higher risk portions of the portfolio and early contact with customers who have adjustable rate mortgage loans coming up for reset. Further, we have slowed growth in this portion of the portfolio by implementing repricing initiatives in

HSBC Finance Corporation

selected origination segments and tightening underwriting criteria, especially for second lien, stated income (low documentation) and lower credit scoring segments. These actions, combined with normal portfolio attrition, resulted in net attrition during the third quarter. We expect our Mortgage Services loan portfolio to remain under pressure as the 2005 and 2006 originations season further. Accordingly, we expect the increase in overall delinquency and charge-offs in our Mortgage Services business to continue.

We continue to assess the financial impact of Katrina on our customers living in the Katrina FEMA designated Individual Assistance disaster areas, including the related payment patterns of these customers. As a result of these continuing assessments, including customer contact and the collection of more information associated with the properties located in the FEMA designated area, as applicable, we have reduced our estimate of credit loss exposure by approximately $35 million in the quarter ended September 30, 2006 and approximately $90 million in the year-to-date period relating to the incremental provision that was established in the third quarter of 2005. We will continue to review our estimate of credit loss exposure relating to Katrina and any adjustments will be reported in earnings when they become known.

In the third quarter of 2006, as part of our continuing evaluation of strategic alternatives with respect to our U.K. and European operations, we agreed to sell all of the capital stock of our operations in the Czech Republic, Hungary, and Slovakia (the “European Operations”) to a wholly owned subsidiary of HSBC Bank plc (“HBEU”), a U.K. based subsidiary of HSBC, for an aggregate purchase price of approximately $46 million. The sale closed in early November 2006. Because the sale of this business is between affiliates under common control, the premium received in excess of the book value of the stock transferred will be recorded as an increase to additional paid-in capital and will not be reflected in earnings. At September 30, 2006, we have classified the European Operations as “Held for Sale” and combined assets of $207 million and liabilities of $178 million related to these operations separately in our consolidated balance sheet within other assets and other liabilities.

Our return on average owned assets (“ROA”) was 1.28 percent for the three months ended September 30, 2006 and 1.60 percent for the nine months ended September 30, 2006 compared to .79 percent for the three months ended September 30, 2005 and 1.35 percent for the nine months ended September 30, 2005. Return on averaged managed assets (“ROMA”) (a non-GAAP financial measure which assumes that securitized receivables have not been sold and are still on our balance sheet) was 1.26 percent for the three months ended September 30, 2006 and 1.57 percent for the nine months ended September 30, 2006 compared to .75 percent in the three months ended September 30, 2005 and 1.26 percent for the nine months ended September 30, 2005. ROA and ROMA increased during both periods as net income growth, as previously discussed, outpaced the growth in average owned and managed assets during the periods.

HSBC Finance Corporation

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation as of September 30, 2006 and 2005 and for the three and nine month periods ended September 30, 2006 and 2005.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

	(dollars are in millions)

Net income:	$551	$281	$2,007	$1,379
Owned Basis Ratios:
Return on average owned assets	1.28%	.79%	1.60%	1.35%
Return on average common shareholder’s equity (“ROE”)	10.77	6.03	13.31	10.58
Net interest margin	6.56	6.81	6.64	6.77
Consumer net charge-off ratio, annualized	2.92	2.93	2.80	3.00
Efficiency ratio(1)	41.16	44.33	40.86	44.47
Managed Basis Ratios:(2)
Return on average managed assets (“ROMA”)	1.26%	.75%	1.57%	1.26%
Net interest margin	6.59	6.94	6.71	7.01
Risk adjusted revenue	6.88	7.47	7.17	7.45
Consumer net charge-off ratio, annualized	2.97	3.21	2.87	3.37
Efficiency ratio(1)	41.16	44.65	40.94	44.20

As of September 30,	2006	2005

	(dollars are in millions)

Receivables:
Owned basis	$156,929	$128,722
Managed basis(2)	158,203	135,481
Two-month-and-over contractual delinquency ratios:
Owned basis	4.14%	3.78%
Managed basis(2)	4.16	3.87

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(2)	Managed basis reporting is a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

Owned receivables were $156.9 billion at September 30, 2006, $154.0 billion at June 30, 2006 and $128.7 billion at September 30, 2005. With the exception of private label, we experienced growth in all our consumer receivable products compared to June 30, 2006 and September 30, 2005, with real estate secured receivables being the primary contributor to the growth. Lower securitization levels also contributed to the increase in owned receivables. The acquisition of Metris in December 2005 also contributed to the increase in owned receivables as compared to September 30, 2005.

Our owned basis two-months-and-over-contractual delinquency ratio increased compared to both the prior quarter and the prior year quarter. The increase of 46 basis points from the prior quarter was driven largely by higher real estate secured delinquency levels at our Mortgage Services business due to the deteriorating performance of certain 2005 and 2006 originations as more fully discussed above. Higher personal non-credit card delinquency also contributed to the increase. Partially offsetting these increases was receivable growth and the benefit of low unemployment levels in the United States. The increase of 36 basis points from the prior year quarter is a result of higher delinquency at our Mortgage Services business and higher MasterCard/Visa delinquency largely due to the impact of Metris partially offset by lower bankruptcy levels due to the new bankruptcy legislation enacted in October 2005, receivable growth and the benefit of low unemployment levels in the United States.

Owned net charge-offs as a percentage of average consumer receivables for the quarter was flat compared with the prior year quarter. Decreases in personal bankruptcy filings in our MasterCard/Visa portfolio following the October 2005 enactment of bankruptcy legislation in the United States was substantially offset by higher net charge-offs in

HSBC Finance Corporation

our real estate secured portfolio and in particular at our Mortgage Services business due to portfolio seasoning and higher than expected losses on certain 2005 real estate secured loan originations as well as higher net charge-offs in our auto finance portfolio due to the seasoning of a growing portfolio.

Our owned basis efficiency ratio improved compared to the prior year quarter due to higher net interest income and higher other revenues due to higher levels of receivables, partially offset by an increase in total costs and expenses to support receivable growth.

During the third quarter of 2006, we supplemented unsecured public debt issuances with proceeds from the continuing sale of newly originated domestic private label receivables to HSBC Bank USA, National Association (“HBUS”), debt issued to affiliates and increased levels of secured financings. Because we are a subsidiary of HSBC, our credit ratings have improved and our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of tightened credit spreads and improved funding availability, we recognized cash funding expense savings of approximately $687 million during the nine months ended September 30, 2006 (approximately $248 million during the three months ended September 30, 2006) and approximately $407 million during the nine months ended September 30, 2005 (approximately $155 million during the three months ended September 30, 2005) compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. These tightened credit spreads in combination with the issuance of HSBC Finance Corporation debt and other funding synergies including asset transfers and debt underwriting fees paid to HSBC affiliates have enabled HSBC to realize a pre-tax 2006 run rate for annual cash funding expense savings in excess of $1 billion per year. In the nine months ended September 30, 2006, the cash funding expense savings realized by HSBC totaled approximately $881 million.

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

HSBC Finance Corporation

Debt analysts, rating agencies and fixed income investors have also historically evaluated our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables such investors and other interested parties to better understand the performance and quality of our entire loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned and securitized portfolios. As the level of our securitized receivables have fallen over time, managed basis and owned basis results have now largely converged. As a result, we currently anticipate that this Form 10-Q will be the last periodic report that contains managed basis results. We also now report “Management Basis” results (a non-GAAP financial measure) in Reports on Form 8-K on an IFRSs basis with our quarterly results. (See discussion of the use of the IFRSs basis of accounting below.) Management Basis reporting, in addition to managed basis adjustments, assumes the private label and real estate secured receivables transferred to HBUS have not been sold and remain on balance sheet. As we continue to manage and service receivables sold to HBUS, we make decisions about allocating certain resources, such as employees, on a Management Basis.

Equity Ratios Tangible shareholders’ equity to tangible managed assets (“TETMA”), tangible shareholders’ equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-GAAP financial measures that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy. These ratios may differ from similarly named measures presented by other companies. The most directly comparable GAAP financial measure is common and preferred equity to owned assets.

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

HSBC Finance Corporation

International Financial Reporting Standards Because HSBC reports results in accordance with IFRSs and IFRSs results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRSs basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars are in millions)

Net income – U.S. GAAP basis	$551	$281	$2,007	$1,379
Adjustments, net of tax:
Securitizations	2	65	36	233
Derivatives and hedge accounting (including fair value adjustments)	(147)	38	(237)	48
Intangible assets	25	47	87	145
Purchase accounting adjustments	(25)	(20)	5	27
Loan origination	(12)	(12)	(33)	(45)
Loan impairment	10	(8)	29	(1)
Loans held for resale	-	-	18	-
Interest recognition	(12)	-	89	-
Other	(1)	(3)	35	8

Net income – IFRSs basis	$391	$388	$2,036	$1,794

Significant differences between U.S. GAAP and IFRSs are as follows:

Securitizations

IFRSs

•	The recognition of securitized assets is governed by a three-step process, which may be applied to the whole asset, or a part of an asset:

–	If the rights to the cash flows arising from securitized assets have been transferred to a third party, and all the risks and rewards of the assets have been transferred, the assets concerned are derecognized.
–	If the rights to the cash flows are retained by HSBC but there is a contractual obligation to pay them to another party, the securitized assets concerned are derecognized if certain conditions are met such as, for example, when there is no obligation to pay amounts to the eventual recipient unless an equivalent amount is collected from the original asset.
–	If some significant risks and rewards of ownership have been transferred, but some have also been retained, it must be determined whether or not control has been retained. If control has been retained, HSBC continues to recognize the asset to the extent of its continuing involvement; if not, the asset is derecognized.

•	The impact from securitizations resulting in higher net income under IFRSs is due to the recognition of income on securitized receivables under U.S. GAAP in prior periods.

US GAAP

•	SFAS 140 “Accounting for Transfers and Servicing of Finance Assets and Extinguishments of Liabilities” requires that receivables that are sold to a special purpose entity (“SPE”) and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over the securitized assets.
•	Control is surrendered over transferred assets if, and only if, all of the following conditions are met:

–	The transferred assets are put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.

HSBC Finance Corporation

–	Each holder of interests in the transferee (i.e. holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.
–	The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

•	If these conditions are not met the securitized assets should continue to be consolidated.
•	When HSBC retains an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the special purpose entity, HSBC recognizes this interest at fair value on sale of the assets to the SPE.

Derivatives and hedge accounting

IFRSs

•	Derivatives are recognized initially, and are subsequently remeasured, at fair value. Fair values of exchange-traded derivatives are obtained from quoted market prices. Fair values of over-the-counter (“OTC”) derivatives are obtained using valuation techniques, including discounted cash flow models and option pricing models.
•	In the normal course of business, the fair value of a derivative on initial recognition is considered to be the transaction price (that is the fair value of the consideration given or received). However, in certain circumstances the fair value of an instrument will be evidenced by comparison with other observable current market transactions in the same instrument (without modification or repackaging) or will be based on a valuation technique whose variables include only data from observable markets, including interest rate yield curves, option volatilities and currency rates. When such evidence exists, HSBC recognizes a trading profit or loss on inception of the derivative. When unobservable market data have a significant impact on the valuation of derivatives, the entire initial change in fair value indicated by the valuation model is not recognized immediately in the income statement but is recognized over the life of the transaction on an appropriate basis or recognized in the income statement when the inputs become observable, or when the transaction matures or is closed out.
•	Derivatives may be embedded in other financial instruments; for example, a convertible bond has an embedded conversion option. An embedded derivative is treated as a separate derivative when its economic characteristics and risks are not clearly and closely related to those of the host contract, its terms are the same as those of a stand-alone derivative, and the combined contract is not held for trading or designated at fair value through profit and loss. These embedded derivatives are measured at fair value with changes in fair value recognized in the income statement.
•	Derivatives are classified as assets when their fair value is positive, or as liabilities when their fair value is negative. Derivative assets and liabilities arising from different transactions are only netted if the transactions are with the same counterparty, a legal right of offset exists, and the cash flows are intended to be settled on a net basis.
•	The method of recognizing the resulting fair value gains or losses depends on whether the derivative is held for trading, or is designated as a hedging instrument and, if so, the nature of the risk being hedged. All gains and losses from changes in the fair value of derivatives held for trading are recognized in the income statement. When derivatives are designated as hedges, HSBC classifies them as either: (i) hedges of the change in fair value of recognized assets or liabilities or firm commitments (“fair value hedge”); (ii) hedges of the variability in highly probable future cash flows attributable to a recognized asset or liability, or a forecast transaction (“cash flow hedge”); or (iii) hedges of net investments in a foreign operation (“net investment hedge”). Hedge accounting is applied to derivatives designated as hedging instruments in a fair value, cash flow or net investment hedge provided certain criteria are met.

Hedge Accounting:

–	It is HSBC’s policy to document, at the inception of a hedge, the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking the

HSBC Finance Corporation

hedge. The policy also requires documentation of the assessment, both at hedge inception and on an ongoing basis, of whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items attributable to the hedged risks.

Fair value hedge:

–	Changes in the fair value of derivatives that are designated and qualify as fair value hedging instruments are recorded in the income statement, together with changes in the fair values of the assets or liabilities or groups thereof that are attributable to the hedged risks.
–	If the hedging relationship no longer meets the criteria for hedge accounting, the cumulative adjustment to the carrying amount of a hedged item is amortized to the income statement based on a recalculated effective interest rate over the residual period to maturity, unless the hedged item has been derecognized whereby it is released to the income statement immediately.

Cash flow hedge:

–	The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. Any gain or loss relating to an ineffective portion is recognized immediately in the income statement.
–	Amounts accumulated in equity are recycled to the income statement in the periods in which the hedged item will affect the income statement. However, when the forecast transaction that is hedged results in the recognition of a non-financial asset or a non-financial liability, the gains and losses previously deferred in equity are transferred from equity and included in the initial measurement of the cost of the asset or liability.
–	When a hedging instrument expires or is sold, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity until the forecast transaction is ultimately recognized in the income statement. When a forecast transaction is no longer expected to occur, the cumulative gain or loss that was reported in equity is immediately transferred to the income statement.

Net investment hedge:

–	Hedges of net investments in foreign operations are accounted for in a similar manner to cash flow hedges. Any gain or loss on the hedging instrument relating to the effective portion of the hedge is recognized in equity; the gain or loss relating to the ineffective portion is recognized immediately in the income statement. Gains and losses accumulated in equity are included in the income statement on the disposal of the foreign operation.

Hedge effectiveness testing:

–	IAS 39 requires that at inception and throughout its life, each hedge must be expected to be highly effective (prospective effectiveness) to qualify for hedge accounting. Actual effectiveness (retrospective effectiveness) must also be demonstrated on an ongoing basis.
–	The documentation of each hedging relationship sets out how the effectiveness of the hedge is assessed.
–	For prospective effectiveness, the hedging instrument must be expected to be highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period for which the hedge is designated. For retrospective effectiveness, the changes in fair value or cash flows must offset each other in the range of 80 per cent to 125 per cent for the hedge to be deemed effective.

Derivatives that do not qualify for hedge accounting:

–	All gains and losses from changes in the fair value of any derivatives that do not qualify for hedge accounting are recognized immediately in the income statement.

US GAAP

•	The accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” is generally consistent with that under IAS 39, which HSBC has followed in its IFRSs reporting from January 1, 2005, as described above. However, specific assumptions regarding hedge effectiveness under US GAAP are not permitted by IAS 39.

HSBC Finance Corporation

•	The requirements of SFAS No. 133 have been effective from January 1, 2001.
•	The US GAAP ‘shortcut method’ permits an assumption of zero ineffectiveness in hedges of interest rate risk with an interest rate swap provided specific criteria have been met. IAS 39 does not permit such an assumption, requiring a measurement of actual ineffectiveness at each designated effectiveness testing date.
•	In addition, IFRSs allows greater flexibility in the designation of the hedged item. Under US GAAP, all contractual cash flows must form part of the designated relationship, whereas IAS 39 permits the designation of identifiable benchmark interest cash flows only.
•	Under US GAAP, derivatives receivable and payable with the same counterparty may be reported net on the balance sheet when there is an executed ISDA Master Netting Arrangement covering enforceable jurisdictions. These contracts do not meet the requirements for set off under IAS 32 and hence are presented gross on the balance sheet for IFRSs.

Designation of financial assets and liabilities at fair value through profit and loss

IFRSs

•	Under IAS 39, a financial instrument, other than one held for trading, is classified in this category if it meets the criteria set out below, and is so designated by management. An entity may designate financial instruments at fair value where the designation:

–	eliminates or significantly reduces a measurement or recognition inconsistency that would otherwise arise from measuring financial assets or financial liabilities or recognizing the gains and losses on them on different bases; or
–	applies to a group of financial assets, financial liabilities or both that is managed and its performance evaluated on a fair value basis, in accordance with a documented risk management or investment strategy, and where information about that group of financial instruments is provided internally on that basis to management; or
–	relates to financial instruments containing one or more embedded derivatives that significantly modify the cash flows resulting from those financial instruments.

•	Financial assets and financial liabilities so designated are recognized initially at fair value, with transaction costs taken directly to the income statement, and are subsequently remeasured at fair value. This designation, once made, is irrevocable in respect of the financial instruments to which it relates. Financial assets and financial liabilities are recognized using trade date accounting.
•	Gains and losses from changes in the fair value of such assets and liabilities are recognized in the income statement as they arise, together with related interest income and expense and dividends.
•	Derivative income declined largely due to tightened credit spreads on the application of the fair value option to our debt.

US GAAP

•	There are no provisions in US GAAP to make an election similar to that in IAS 39.
•	Generally, for financial assets to be measured at fair value with gains and losses recognized immediately in the income statement, they must meet the definition of trading securities in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. Financial liabilities are generally reported at amortized cost under US GAAP.

Goodwill, Purchase Accounting and Intangibles

IFRSs

•	Prior to 1998, goodwill under UK GAAP was written off against equity. HSBC did not elect to reinstate this goodwill on its balance sheet upon transition to IFRSs. From January 1, 1998 to December 31, 2003 goodwill was capitalized and amortized over its useful life. The carrying amount of goodwill existing at December 31, 2003 under UK GAAP was carried forward under the transition rules of IFRS from January 1, 2004, subject to certain adjustments.
•	IFRS 3 “Business Combinations” requires that goodwill should not be amortized but should be tested for impairment at least annually at the reporting unit level by applying a test based on recoverable amounts.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their market price on the date the transaction is completed.

HSBC Finance Corporation

US GAAP

•	Up to June 30, 2001, goodwill acquired was capitalized and amortized over its useful life which could not exceed 25 years. The amortization of previously acquired goodwill ceased with effect from December 31, 2001.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their average market price over a reasonable period before and after the date on which the terms of the acquisition are agreed and announced.
•	Changes in tax estimates of the basis in assets and liabilities or other tax estimates recorded at the date of acquisition by HSBC are adjusted against goodwill.

Loan origination

IFRSs

•	Certain loan fee income and incremental directly attributable loan origination costs are amortized to the income statement over the life of the loan as part of the effective interest calculation under IAS 39.

US GAAP

•	Certain loan fee income and direct but not necessarily incremental loan origination costs, including an apportionment of overheads, are amortized to the profit and loss account over the life of the loan as an adjustment to interest income (SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.)

Loan impairment

IFRSs

•	When statistical models, using historic loss rates adjusted for economic conditions, provide evidence of impairment in portfolios of loans, their values are written down to their net recoverable amount. The net recoverable amount is the present value of the estimated future recoveries discounted at the portfolio’s original effective interest rate. The calculations include a reasonable estimate of recoveries on loans individually identified for write-off pursuant to HSBC’s credit guidelines.

US GAAP

•	Where the delinquency status of loans in a portfolio is such that there is no realistic prospect of recovery, the loans are written off in full, or to recoverable value where collateral exists. Delinquency depends on the number of days payment is overdue. The delinquency status is applied consistently across similar loan products in accordance with HSBC’s credit guidelines. When local regulators mandate the delinquency status at which write-off must occur for different retail loan products and these regulations reasonably reflect estimable recoveries on individual loans, this basis of measuring loan impairment is reflected in US GAAP accounting. Cash recoveries relating to pools of such written-off loans, if any, are reported as loan recoveries upon collection.

Loans Held for Resale

IFRSs

•	Under IAS 39, loans held for resale are treated as trading assets.
•	As trading assets, loans held for resale are initially recorded at fair value, with changes in fair value being recognized in current period earnings.
•	Any gains realized on sales of such loans are recognized in current period earnings on the trade date.

U.S. GAAP

•	Under U.S. GAAP, loans held for resale are designated as loans on the balance sheet.
•	Such loans are recorded at the lower of amortized cost or market value (LOCOM). Therefore, recorded value cannot exceed amortized cost.
•	Subsequent gains on sales of such loans are recognized in current period earnings on the settlement date.

HSBC Finance Corporation

Interest Recognition

IFRSs

•	The calculation and recognition of effective interest rates under IAS 39 requires an estimate of “all fees and points paid or received between parties to the contract” that are an integral part of the effective interest rate be included.

US GAAP

•	FAS 91 also generally requires all fees and costs associated with originating a loan to be recognized as interest, but when the interest rate increases during the term of the loan it prohibits the recognition of interest income to the extent that the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation.

During the second quarter of 2006, we implemented a methodology for calculating the effective interest rate for introductory rate MasterCard/Visa receivables under IFRSs over the expected life of the product which resulted in an adjustment being recorded. Of the amount recognized, approximately $58 million (net of tax) would otherwise have been recorded as an IFRS opening balance sheet adjustment as at January 1, 2005 under this methodology.

Quantitative Reconciliations of Non-GAAP Financial Measures to GAAP Financial Measures For a reconciliation of managed basis net interest income, fee income and provision for credit losses to the comparable owned basis amounts, see Note 11, “Business Segments,” to the accompanying consolidated financial statements. For a reconciliation of our owned loan portfolio by product to our managed loan portfolio, see Note 4, “Receivables,” to the accompanying consolidated financial statements. For additional quantitative reconciliations of non-GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to GAAP Financial Measures.”

HSBC Finance Corporation

Receivables Review

The following table summarizes owned receivables at September 30, 2006 and increases (decreases) over prior periods:

		Increases (decreases) from
		June 30,		September 30,
	September 30,	2006		2005
	2006	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$95,241	$1,348	1.4%	$17,111	21.9%
Auto finance	12,182	459	3.9	2,045	20.2
MasterCard/Visa	25,856	897	3.6	6,882	36.3
Private label	2,431	(91)	(3.6)	(346)	(12.5)
Personal non-credit card(2)	21,034	370	1.8	2,550	13.8
Commercial and other	185	(13)	(6.6)	(35)	(15.9)

Total owned receivables	$156,929	$2,970	1.9%	$28,207	21.9%

(1)	Real estate secured receivables are comprised of the following:

		Increases (decreases) from
		June 30,		September 30,
	September 30,	2006		2005
	2006	$	%	$	%

	(dollars are in millions)

Mortgage Services	$49,077	$(377)	(.8)%	$11,183	29.5%
Consumer Lending and all other	46,164	1,725	3.9	5,928	14.7

Total real estate secured	$95,241	$1,348	1.4%	$17,111	21.9%

(2)	Personal non-credit card receivables are comprised of the following:

		Increases (decreases) from
		June 30,		September 30,
	September 30,	2006		2005
	2006	$	%	$	%

	(dollars are in millions)

Domestic personal non-credit card	$13,233	$673	5.4%	$2,910	28.2%
Union Plus personal non-credit card	252	(15)	(5.6)	(122)	(32.6)
Personal homeowner loans	4,269	20	.5	273	6.8
Foreign personal non-credit card	3,280	(308)	(8.6)	(511)	(13.5)

Total personal non-credit card	$21,034	$370	1.8%	$2,550	13.8%

At September 30, 2006, approximately 96 percent of real estate secured receivables at our Consumer Lending business bore fixed rates and 91 percent of such real estate secured receivables were in a first lien position, while approximately 42 percent of real estate secured receivables at our Mortgage Services business bore fixed rates and 78 percent of real estate secured receivables were in a first lien position. Also at September 30, 2006, real estate secured loans originated and acquired subsequent to December 30, 2004 by our Mortgage Services business accounted for approximately 62 percent of total Mortgage Services receivables in a first lien position and approximately 89 percent of total Mortgage Services receivables in a second lien position. Further at September 30, 2006, we had $6.4 billion of interest-only loans (4 percent of total owned receivables), substantially all of which were adjustable rate mortgages. In addition to the adjustable rate interest-only loans discussed above, at

HSBC Finance Corporation

September 30, 2006 we had approximately $22.5 billion of adjustable rate mortgages (14 percent of total owned receivables) at our Consumer Lending and Mortgage Services businesses.

Receivable increases (decreases) since June 30, 2006 Growth in our branch real estate secured business as discussed above was partially offset by the planned reduction in correspondent purchases, including second lien and selected higher risk products. These actions, combined with normal portfolio attrition, resulted in a decline in the overall portfolio balance at our Mortgage Services business. Growth in our auto finance portfolio reflects lower levels of securitizations, organic growth and increased volume in both the dealer network and the consumer direct loan program. The increase in our MasterCard/Visa portfolio reflects lower securitization levels and strong domestic organic growth especially in our Union Privilege, as well as other non-prime portfolios including Metris. Decreases in our private label portfolio reflect lower retail sales volumes in the U.K. Personal non-credit card receivables increased as a result of increased marketing and lower securitization levels.

Receivable increases (decreases) since September 30, 2005 Driven by growth in our correspondent and branch businesses, real estate secured receivables increased over the year-ago period. Real estate secured receivable levels in our branch-based consumer lending business improved because of higher sales volumes. Also contributing to the increase were purchases of $.6 billion from portfolio acquisition programs since the prior year quarter. We continued to enter into agreements with additional correspondents to purchase their newly originated loans on a flow basis. Auto finance receivables increased over the year-ago period due to organic growth principally in the near-prime portfolio. This came from newly originated loans acquired from our dealer network, growth in the consumer direct loan program and lower securitization levels. Additionally, we have experienced continued growth from the expansion of our auto finance program in Canada. MasterCard and Visa receivables growth reflects the $5.3 billion of receivables acquired as part of our acquisition of Metris in December 2005, strong domestic organic growth especially in our Union Privilege and non-prime portfolios, lower securitization levels and the successful launch of a MasterCard program in Canada in 2005. These increases were partially offset by the sale of our U.K. credit card business in December 2005 which included $2.2 billion of MasterCard/Visa receivables. Private label receivables decreased from the year ago period as a result of lower retail sales volumes in the U.K. and the sale of our U.K. credit card business in December 2005, which included $300 million of private label receivables. Personal non-credit card receivables increased from the year-ago period as a result of increased marketing, including several large direct mail campaigns, and lower securitization levels.

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statement of income.

Net interest income The following table summarizes net interest income:

					Increase (decrease)
Three months ended September 30,	2006	(1)	2005	(1)	Amount	%

Finance and other interest income	$4,535	11.43%	$3,402	10.71%	$1,133	33.3%
Interest expense	1,933	4.87	1,239	3.90	694	56.0

Net interest income	$2,602	6.56%	$2,163	6.81%	$439	20.3%

					Increase (decrease)
Nine months ended September 30,	2006	(1)	2005	(1)	Amount	%

Finance and other interest income	$12,933	11.27%	$9,491	10.56%	$3,442	36.3%
Interest expense	5,318	4.63	3,405	3.79	1,913	56.2

Net interest income	$7,615	6.64%	$6,086	6.77%	$1,529	25.1%

(1)	% Columns: comparison to average owned interest-earning assets.

HSBC Finance Corporation

The increases in net interest income during the quarter and year-to-date periods were due to higher average receivables and a higher overall yield, partially offset by higher interest expense. Overall yields increased due to increases in our rates on variable rate products which reflected market movements and various other repricing initiatives, such as reduced levels of promotional rate balances in 2006. Changes in receivable mix also contributed to the increase in yield due to the impact of increased levels of higher yielding MasterCard/Visa receivables due to lower securitization levels and our acquisition of Metris in December 2005. The higher interest expense was due to a larger balance sheet and a significantly higher cost of funds due to a rising interest rate environment. In addition, as part of our overall liquidity management strategy, we continue to extend the maturity of our liability profile which results in higher interest expense. Our purchase accounting fair value adjustments include both amortization of fair value adjustments to our external debt obligations and receivables. Amortization of purchase accounting fair value adjustments increased net interest income by $102 million and $331 million for the three and nine month periods ended September 30, 2006, which included $15 million and $54 million, respectively, relating to Metris. Amortization of purchase accounting fair value adjustments increased net interest income by $132 million for the three months ended September 30, 2005 and $392 million for the nine months ended September 30, 2005.

Net interest margin, annualized, decreased during the three and nine months ended September 30, 2006 as compared to the year-ago periods as the improvement in the overall yield on our receivable portfolio, as discussed above, was more than offset by the higher funding costs. The following table shows the impact of these items on net interest margin at September 30, 2006:

	Three months	Nine months
	ended	ended

Net interest margin – September 30, 2005	6.81%	6.77%
Impact to net interest margin resulting from:
Sale of U.K. credit card business in December 2005	.02	.04
Metris acquisition in December 2005	.33	.35
Receivable pricing	.38	.30
Receivable mix	.06	.04
Cost of funds	(.99)	(.88)
Other	(.05)	.02

Net interest margin – September 30, 2006	6.56%	6.64%

HSBC Finance Corporation

Our net interest income on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest income was $2.6 billion in the three months ended September 30, 2006, an increase of 13.0 percent from $2.3 billion in the three months ended September 30, 2005. For the nine months ended September 30, 2006, managed basis net interest income was $7.8 billion, up 14.7 percent from $6.8 billion in the nine months ended September 30, 2005. Managed basis net interest margin, annualized, was 6.59 percent in the current quarter and 6.71 percent in the year-to-date period, compared to 6.94 percent and 7.01 percent in the year-ago periods. The decreases were due to higher funding costs due to a larger managed basis balance sheet and a rising interest rate environment, partially offset by the higher overall yields on our receivables as discussed above. The following table shows the impact of these items on our net interest margin on a managed basis at September 30, 2006:

	Three months	Nine months
	ended	ended

Net interest margin – September 30, 2005	6.94%	7.01%
Impact to net interest margin resulting from:
Sale of U.K. credit card business in December 2005	-	.03
Metris acquisition in December 2005	.32	.32
Receivable pricing	.47	.37
Receivable mix	(.13)	(.21)
Cost of funds	(.97)	(.89)
Other	(.04)	.08

Net interest margin – September 30, 2006	6.59%	6.71%

Net interest margin on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields. The effect on net interest margin of receivable mix is greater on a managed basis than on an owned basis because in the owned portfolio the impact of higher levels of higher yielding MasterCard/Visa receivables due to lower securitization levels partially offset the impact of higher levels of lower yielding correspondent real estate secured receivables.

Managed basis risk adjusted revenue (a non-GAAP financial measure which represents net interest income, plus other revenues, excluding securitization related revenue and the mark-to-market on derivatives which do not qualify as effective hedges and ineffectiveness associated with qualifying hedges under SFAS No. 133, less net charge-offs as a percentage of average interest earning assets) decreased to 6.88 percent in the current quarter from 7.47 percent in the year-ago quarter. Managed basis risk adjusted revenue decreased to 7.17 percent in the year-to-date period from 7.45 percent in the year-ago period. Managed basis risk adjusted revenue decreased due to lower net interest margin partially offset by slightly lower net charge-offs. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures.

Provision for credit losses The following table summarizes provision for credit losses:

			Increase (decrease)
	2006	2005	Amount	%

	(dollars are in millions)

Three months ended September 30,	$1,384	$1,361	$23	1.7%
Nine months ended September 30,	3,498	3,233	265	8.2%

Our provision for credit losses increased during both periods. The provision for credit losses in the third quarter of 2005 included an increase of $280 million related to credit loss exposure as a result of Katrina and higher bankruptcy filings in the period leading up to the October 17, 2005 effective date of new bankruptcy legislation in the United States. Excluding these adjustments and the subsequent releases of Katrina reserves in 2006, our provision for credit losses increased significantly in 2006 (31 percent over the year-ago quarter and 22 percent over the year-to-date period). This increase in the provision for credit losses was largely driven by higher delinquency

HSBC Finance Corporation

and loss estimates at our Mortgage Services business as loans originated and acquired in 2005 and 2006 in the second lien and portions of the first lien real estate secured portfolios are experiencing higher delinquency and for such loans originated and acquired in 2005, higher charge-offs. Also contributing to this increase was the impact of higher receivable levels and portfolio seasoning. These increases were partially offset by lower bankruptcy levels as a result of reduced filings, and the benefit of low unemployment levels in the United States. The provision as a percent of average owned receivables, annualized, was 3.55 percent in the current quarter and 3.11 percent year-to-date, compared to 4.41 percent and 3.71 percent in the year-ago periods. In 2006, credit loss reserves increased as the provision for owned credit losses was $246 million greater than net charge-offs in the third quarter of 2006 and $352 million greater than net charge-offs in the year-to-date period. In 2005, credit loss reserves increased as the provision for owned credit losses was $459 million greater than net charge-offs in the third quarter of 2005 and $624 million greater than net charge-offs in the year-to-date period. The provision for credit losses may vary from quarter to quarter depending on the product mix and credit quality of loans in our portfolio. See “Credit Quality” included in this MD&A for further discussion of factors affecting the provision for credit losses.

Other revenues The following table summarizes other revenues:

			Increase (decrease)
Three months ended September 30,	2006	2005	Amount	%

	(dollars are in millions)

Securitization related revenue	$24	$41	$(17)	(41.5)%
Insurance revenue	280	274	6	2.2
Investment income	31	33	(2)	(6.1)
Derivative income (expense)	68	(53)	121	100+
Fee income	559	439	120	27.3
Enhancement services revenue	129	71	58	81.7
Taxpayer financial services revenue	4	(1)	5	100+
Gain on receivable sales to HSBC affiliates	101	99	2	2.0
Servicing and other fees from HSBC affiliates	121	109	12	11.0
Other income	48	135	(87)	(64.4)

Total other revenues	$1,365	$1,147	$218	19.0%

			Increase (decrease)
Nine months ended September 30,	2006	2005	Amount	%

	(dollars are in millions)

Securitization related revenue	$146	$180	$(34)	(18.9)%
Insurance revenue	779	809	(30)	(3.7)
Investment income	99	99	-	-
Derivative income	118	283	(165)	(58.3)
Fee income	1,393	1,099	294	26.8
Enhancement services revenue	363	201	162	80.6
Taxpayer financial services revenue	258	260	(2)	(.8)
Gain on receivable sales to HSBC affiliates	283	308	(25)	(8.1)
Servicing and other fees from HSBC affiliates	355	329	26	7.9
Other income	221	250	(29)	(11.6)

Total other revenues	$4,015	$3,818	$197	5.2%

HSBC Finance Corporation

Securitization related revenue is the result of the securitization of our receivables and includes the following:

			Increase (decrease)
Three months ended September 30,	2006	2005	Amount	%

	(dollars are in millions)

Net initial gains	$-	$-	$-	-
Net replenishment gains(1)	4	38	(34)	(89.5)%
Servicing revenue and excess spread	20	3	17	100+

Total	$24	$41	$(17)	(41.5)%

			Increase (decrease)
Nine months ended September 30,	2006	2005	Amount	%

	(dollars are in millions)

Net initial gains	$-	$-	$-	-
Net replenishment gains(1)	23	135	(112)	(83.0)%
Servicing revenue and excess spread	123	45	78	100+

Total	$146	$180	$(34)	(18.9)%

(1)	Net replenishment gains reflect inherent recourse provisions of $7 million in the three months ended September 30, 2006 and $37 million in the nine months ended September 30, 2006. Net replenishment gains reflect inherent recourse provisions of $48 million in the three months ended September 30, 2005 and $201 million in the nine months ended September 30, 2005.

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

Insurance revenue increased over the prior-year quarter as a result of a new reinsurance contract signed in the third quarter in our domestic operations and higher revenues in our U.K. operations, primarily due to a favorable foreign exchange impact, partially offset by lower revenue in our domestic operations. Insurance revenue decreased during the year-to-date period as a result of lower insurance sales volumes in our U.K. operations and lower revenue in our domestic operations primarily due to the restructuring of an insurance product effective April 1, 2006, partially offset by the new reinsurance activity previously discussed.

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

HSBC Finance Corporation

Derivative income (expense), which includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS No. 133 as well as the ineffectiveness on derivatives associated with our qualifying hedges, is summarized in the table below:

Three months ended September 30,	2006	2005

	(in millions)

Net realized gains (losses)	$(4)	$13
Mark-to-market on derivatives which do not qualify as effective hedges	65	(114)
Ineffectiveness	7	48

Total	$68	$(53)

Nine months ended September 30,	2006	2005

	(in millions)

Net realized gains (losses)	$2	$46
Mark-to-market on derivatives which do not qualify as effective hedges	14	211
Ineffectiveness	102	26

Total	$118	$283

Derivative income for the three month period ending September 30, 2006, was primarily driven by the impact of changes in interest rates on the value of receive fixed, pay variable swaps that do not qualify for hedge accounting under SFAS No. 133. During this period interest rates fell causing an increase in value in these swaps. Conversely, during the comparable period in 2005, interest rates rose causing a decrease in value. For the year-to-date period, derivative income decreased primarily due to a significant reduction during 2005 in the population of interest rate swaps which do not qualify for hedge accounting under SFAS No. 133. In addition during 2006, we have experienced a rising interest rate environment compared to a yield curve that generally flattened in the comparable period of 2005. The income from ineffectiveness in both periods resulted from the designation during 2005 of a significant number of our derivatives as effective hedges under the long-haul method of accounting. These derivatives had not previously qualified for hedge accounting under SFAS No. 133. In addition, all of the hedge relationships which qualified under the shortcut method provisions of SFAS No. 133 have now been redesignated, substantially all of which are hedges under the long-haul method of hedge accounting. Redesignation of swaps as effective hedges reduces the overall volatility of reported mark-to-market income, although establishing such swaps as long-haul hedges creates volatility as a result of hedge ineffectiveness. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long-haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the three and nine months ended September 30, 2006 should not be considered indicative of the results for any future periods.

Fee income, which includes revenues from fee-based products such as credit cards, increased in both periods due to higher credit card fees, particularly relating to our non-prime credit card portfolio, due to higher levels of MasterCard/Visa credit card receivables, primarily as a result of our acquisition of Metris in December 2005, partially offset by the impact of FFIEC guidance which limits certain fee billings for non-prime credit card accounts. See “Segment Results – Managed Basis” for additional information on fee income on a managed basis.

Enhancement services revenue, which consists of ancillary credit card revenue from products such as our Account Secure Plus (debt waiver) and our Identity Protection Plan, was higher in both periods primarily as a result of higher levels of MasterCard/Visa receivables, higher penetration levels and the acquisition of Metris in December 2005.

Taxpayer financial services (“TFS”) revenue  decreased during the nine months ended September 30, 2006 as TFS revenue during the nine months ended September 30, 2005 reflects a gain of $24 million on the sale of certain bad debt recovery rights to a third party. Excluding the impact of this gain in the prior year, TFS revenue in the nine

HSBC Finance Corporation

months ended September 30, 2006 increased compared to the prior year period due to increased loan volume in the 2006 tax season.

Gain on receivable sales to HSBC affiliates includes the daily sales of domestic private label receivable originations (excluding retail sales contracts) and certain MasterCard/Visa account originations to HBUS. The increase over the prior-year quarter was due to increased pricing on our private label receivables partially offset by lower volumes and higher MasterCard/Visa volume. The decrease in the gain on receivable sales to HSBC affiliates during the nine months of 2006 primarily reflects lower overall pricing on the daily sales of domestic private label receivable originations during 2006 partially offset by higher volumes.

Servicing and other fees from HSBC affiliates primarily represents revenue received under service level agreements under which we service MasterCard/Visa credit card and domestic private label receivables as well as real estate secured and auto finance receivables for HSBC affiliates. The increases relate to higher levels of receivables being serviced during the first nine months of 2006.

Other income decreased in both periods. Other income for the nine months ended September 30, 2005 was favorably impacted by the gains on partial sales of a real estate investment. Also contributing to the decrease in other income in both periods was lower asset sales in our Decision One business.

Costs and expenses Effective December 20, 2005, our U.K. based technology services employees were transferred to HSBC Bank plc (“HBEU”). As a result, operating expenses relating to information technology, which have previously been reported as salaries and fringe benefits, are now billed to us by HBEU and reported as support services from HSBC affiliates.

The following table summarizes total costs and expenses:

			Increase
			(decrease)
Three months ended September 30,	2006	2005	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$571	$513	$58	11.3%
Sales incentives	94	117	(23)	(19.7)
Occupancy and equipment expenses	78	83	(5)	(6.0)
Other marketing expenses	197	196	1	.5
Other servicing and administrative expenses	318	194	124	63.9
Support services from HSBC affiliates	261	226	35	15.5
Amortization of intangibles	63	90	(27)	(30.0)
Policyholders’ benefits	123	109	14	12.8

Total costs and expenses	$1,705	$1,528	$177	11.6%

HSBC Finance Corporation

			Increase
			(decrease)
Nine months ended September 30,	2006	2005	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$1,716	$1,536	$180	11.7%
Sales incentives	272	289	(17)	(5.9)
Occupancy and equipment expenses	240	252	(12)	(4.8)
Other marketing expenses	546	561	(15)	(2.7)
Other servicing and administrative expenses	847	680	167	24.6
Support services from HSBC affiliates	783	652	131	20.1
Amortization of intangibles	206	280	(74)	(26.4)
Policyholders’ benefits	348	347	1	.3

Total costs and expenses	$4,958	$4,597	$361	7.9%

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

Sales incentives decreased in both periods primarily due to lower origination volumes in our Mortgage Services business and our U.K. operations.

Occupancy and equipment expenses decreased in both periods as a result of the sale of our U.K. credit card business in December 2005 which included the lease associated with the credit card call center as well as lower repairs and maintenance costs. These decreases were partially offset by higher occupancy and equipment expenses resulting from our acquisition of Metris in December 2005.

Other marketing expenses includes payments for advertising, direct mail programs and other marketing expenditures. Other marketing expenses in the quarter were flat with the prior year period as reduced marketing in the U.K. was offset by an increase in marketing related to the launch of a co-brand credit card in our domestic business. The decrease in the nine month period was primarily due to decreased marketing expenses in our U.K. operations as a result of the sale of our U.K. credit card business in December 2005, partially offset by higher marketing related to the co-brand credit card.

Other servicing and administrative expenses increased during both periods as a result of higher systems costs, higher REO expenses and higher insurance operating expense in our U.K. operations. Lower deferred origination costs at our Mortgage Services business due to lower volumes also contributed to the increase in the quarter. Additionally, other servicing and administrative expenses for the year-to-date period in 2005 included a lower estimate of exposure relating to accrued finance charges associated with certain loan restructures.

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

HSBC Finance Corporation

Policyholders’ benefits increased in both periods as a result of a new reinsurance contract in our domestic operations offset by decreased sales volumes in our domestic and U.K. operations as well as lower amortization of fair value adjustments relating to our insurance business.

Efficiency ratio The following table summarizes our owned basis efficiency ratio:

	2006	2005

Three months ended September 30	41.16%	44.33%
Nine months ended September 30	40.86	44.47

Our owned basis efficiency ratio improved in both periods due to higher net interest income and higher other revenues due to higher levels of receivables, partially offset by an increase in total costs and expenses to support receivable growth.

Segment Results – Managed Basis

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our consumer lending, mortgage services, retail services and auto finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa credit card business. Our International segment consists of our foreign operations in the United Kingdom and Canada. The All Other caption includes our insurance and taxpayer financial services and commercial businesses, each of which falls below the quantitative threshold test under SFAS No. 131 for determining reportable segments, as well as our corporate and treasury activities. There have been no changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the presentation in our 2005 Form 10-K.

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

As the level of our securitized receivables have fallen over time, managed basis and owned basis results have now largely converged. As a result, we currently anticipate that this Form 10-Q will be the last periodic report that contains managed basis results.

HSBC Finance Corporation

Consumer Segment The following table summarizes results for our Consumer segment:

			Increase (decrease)
Three months ended September 30	2006	2005	Amount	%

	(dollars are in millions)

Net income	$376	$308	$68	22.1%
Net interest income	1,872	1,733	139	8.0
Securitization related revenue	(29)	(171)	142	83.0
Fee and other income	336	307	29	9.4
Intersegment revenues	60	27	33	100+
Provision for credit losses	861	735	126	17.1
Total costs and expenses	744	647	97	15.0
Receivables	122,288	102,733	19,555	19.0
Assets	123,009	103,424	19,585	18.9
Net interest margin, annualized	6.14%	7.02%	-	-
Return on average managed assets	1.23	1.24	-	-

			Increase (decrease)
Nine months ended September 30	2006	2005	Amount	%

	(dollars are in millions)

Net income	$1,428	$1,182	$246	20.8%
Net interest income	5,545	5,125	420	8.2
Securitization related revenue	(133)	(557)	424	76.1
Fee and other income	966	884	82	9.3
Intersegment revenues	180	80	100	100+
Provision for credit losses	1,960	1,698	262	15.4
Total costs and expenses	2,170	1,893	277	14.6
Net interest margin, annualized	6.29%	7.27%	-	-
Return on average managed assets	1.61	1.66	-	-

Our Consumer Segment reported higher net income in the three and nine months ended September 30, 2006 due to higher net interest income, higher fee and other income and higher securitization related revenue, partially offset by higher provision for credit losses and higher costs and expenses. Net interest income increased during the three and nine months ended September 30, 2006 primarily due to higher average receivables, partially offset by higher interest expense. Net interest margin decreased from the year ago periods due to a shift in mix due to growth in lower yielding receivables and product expansion into near-prime consumer segments. Also contributing to the decrease were lower yields on auto finance receivables as we have targeted higher credit quality customers. Although higher credit quality receivables generate lower yields, such receivables are expected to result in lower operating costs, delinquency ratios and charge-off. These lower yields were partially offset by higher pricing on our variable rate products. A higher cost of funds due to a rising interest rate environment also contributed to the decrease in net interest margin.

The increase in fee and other income in the three and nine months ended September 30, 2006 was primarily due to higher credit insurance commissions and servicing fees from HBUS on the sold domestic private label receivable portfolio. These increases were partially offset by lower gains on receivable sales to third parties and in the nine month period, lower gains on affiliate loan sales. Securitization related revenue was higher in both periods due to lower amortization related to prior period gains as a result of reduced securitization levels. Costs and expenses were higher in both periods due to lower deferred origination costs in our Mortgage Services business, higher real estate owned expenses, higher marketing expenses due to the launch of a new co-brand credit card in our Retail Services business ,and in the nine month period, higher salary expense and higher support services from affiliates to support

HSBC Finance Corporation

receivable growth. Additionally, the nine month period of 2005 included a lower estimate of exposure relating to accrued finance charges associated with certain loan restructures.

Our managed basis provision for credit losses, which includes both provision for owned basis receivables and over-the-life provision for receivables serviced with limited recourse, increased during both the three and nine months ended September 30, 2006. The third quarter of 2005 was negatively impacted by incremental provision for credit losses of $125 million relating to Katrina. Excluding this, credit loss provisions increased significantly largely driven by higher delinquency and loss estimates at our Mortgage Services business due to the deteriorating performance in the second lien and portions of our first lien 2005 and 2006 real estate secured portfolio. Also contributing to this increase was the impact of higher receivable levels, in part due to lower securitization levels, and portfolio seasoning. These increases were partially offset by a reduction in the estimated loss exposure resulting from Katrina of approximately $35 million in the three months ended September 30, 2006 and approximately $65 million in the year-to-date period as well as the benefit of low unemployment levels in the United States. For 2006, the provision for credit losses was greater than net charge-offs by $175 million for the three months ended September 30, 2006 and $2 million in the nine months ended September 30, 2006. For 2005, the provision for credit losses was greater than net charge-offs by $129 million for the three months ended September 30, 2005 while net charge-offs were greater than the provision for credit losses by $137 million for the nine months ended September 30, 2005.

Managed receivables increased 2 percent to $122.3 billion at September 30, 2006 as compared to $120.3 billion at June 30, 2006. We continued to experience strong growth in the third quarter of 2006 in our real estate secured portfolio in our Consumer Lending branch-based business partially offset by the planned reduction in correspondent purchases of second lien and selected higher risk products which resulted in a decline in the overall portfolio balance in our Mortgage Services business. Our auto finance portfolio also reported organic growth from increased volume in both the dealer network and the consumer direct loan program. Personal non-credit card receivables increased as a result of increased marketing and lower securitization levels.

Compared to September 30, 2005, managed receivables increased 19 percent. Real estate growth was strong compared to the year-ago period as a result of strong growth in our branch-based Consumer Lending businesses in addition to strong growth in our correspondent business during the fourth quarter of 2005 and the first six months of 2006. We continued to enter into agreements with additional correspondents to purchase their newly originated loans on a flow basis. However, in 2006, we began tightening underwriting standards on loans purchased from correspondents including reducing purchases of second lien and selected higher risk segments. These activities have reduced, and will continue to reduce, the volume of correspondent purchases in the future which will have the effect of slowing growth in the real estate secured portfolio. Also contributing to the increase were purchases of $.6 billion from portfolio acquisition programs in our Consumer Lending business since the prior year quarter. Growth in our auto finance portfolio from the year ago period is due to organic growth, principally in the near-prime portfolio. This came from newly originated loans acquired from our dealer network and growth in the consumer direct loan program. Growth in our personal non-credit card portfolio was the result of increased marketing, including several large direct mail campaigns.

In the third quarter of 2006, our Consumer Lending business entered into an agreement to purchase Solstice Capital Group Inc. (“Solstice”) with assets of approximately $31 million, in an all cash transaction for approximately $50 million. Additional consideration may be paid based on Solstice’s 2007 pre-tax income. Solstice markets a range of mortgage and home equity products to customers through direct mail. This acquisition will add momentum to our origination growth plan by providing multiple channels to our customers. We completed the acquisition of Solstice on October 4, 2006.

Return on average managed assets (“ROMA”) was 1.23 percent for the three months ended September 30, 2006 and 1.61 percent for the nine months ended September 30, 2006, compared to 1.24 percent and 1.66 percent in the year-ago periods. The decrease in the ratio in both periods is due to the increase in net income discussed above which grew slower than average managed assets.

HSBC Finance Corporation

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

Credit Card Services Segment The following table summarizes results for our Credit Card Services segment.

			Increase
			(decrease)
Three months ended September 30	2006	2005	Amount	%

	(dollars are in millions)

Net income	$404	$138	$266	100+	%
Net interest income	788	531	257	48.4
Securitization related revenue	1	(42)	43	100+
Fee and other income	668	554	114	20.6
Intersegment revenues	6	5	1	20.0
Provision for credit losses	385	465	(80)	(17.2)
Total costs and expenses	447	360	87	24.2
Receivables	26,434	19,971	6,463	32.4
Assets	26,731	19,710	7,021	35.6
Net interest margin, annualized	11.65%	10.27%	-	-
Return on average managed assets	6.13	2.80	-	-

			Increase
			(decrease)
Nine months ended September 30	2006	2005	Amount	%

	(dollars are in millions)

Net income	$1,019	$452	$567	100+	%
Net interest income	2,321	1,545	776	50.2
Securitization related revenue	(18)	(161)	143	88.8
Fee and other income	1,755	1,465	290	19.8
Intersegment revenues	16	16	-	-
Provision for credit losses	1,148	1,120	28	2.5
Total costs and expenses	1,308	1,018	290	28.5
Net interest margin, annualized	11.74%	10.27%	-	-
Return on average managed assets	5.21	3.10	-	-

Our Credit Card Services Segment reported higher net income in the three and nine months ended September 30, 2006. The increase in net income in both periods was primarily due to higher net interest income, higher fee and other income, higher securitization related revenue and, in the three month period, lower credit loss provision, partially offset by higher costs and expenses. The acquisition of Metris, which was completed in December 2005, contributed $78 million of net income during the current quarter and $139 million in the year-to-date period. Net interest income increased in both periods as a result of the Metris acquisition, which contributed to higher overall yields due in part to higher levels of non-prime receivables, partially offset by higher interest expense. Net interest margin increased in both the three and nine months ended September 30, 2006 primarily due to higher overall yields

HSBC Finance Corporation

due to increases in non-prime receivables, including the receivables acquired as part of Metris, higher pricing on variable rate products and other repricing initiatives. These increases were partially offset by a higher cost of funds. Although our non-prime receivables tend to have smaller balances, they generate higher returns both in terms of net interest margin and fee income. Increases in fee and other income resulted from portfolio growth, including the Metris portfolio acquired in December 2005 and higher enhancement services revenue from products such as our Account Secure Plus (debt waiver) and our Identity Protection Plan. This increase in fee income was partially offset in both periods by adverse impacts of limiting certain fee billings on non-prime credit card accounts as discussed below. Securitization related revenue was higher due to lower amortization of prior period gains as a result of reduced securitization levels.

Our provision for credit losses was lower for the three month period ended September 30, 2006. The third quarter of 2005 was negatively impacted by incremental credit loss provisions of $100 million relating to the spike in bankruptcy filings experienced in the period leading up to October 17, 2005, which was the effective date of new bankruptcy legislation in the United States and $55 million relating to Katrina. Excluding these items, provisions in both periods increased reflecting receivable growth and portfolio seasoning, including the Metris portfolio, partially offset by the impact of lower levels of bankruptcy filings following the enactment of new bankruptcy legislation in October 2005, higher recoveries as a result of higher sales volume of recent and older charged-off accounts and in the nine month period of 2006, a reduction of our estimated loss exposure related to Katrina of approximately $25 million. We increased managed loss reserves by recording loss provision greater than net charge-off of $22 million in the three months ended September 30, 2006 and $157 million in the nine months ended September 30, 2006. We increased managed loss reserves by recording loss provision greater than net charge-off of $154 million in the third quarter of 2005 and $127 million in the year-to-date 2005 period. Higher costs and expenses were to support receivable growth, including receivable growth associated with the Metris acquisition.

Managed receivables increased 2 percent to $26.4 billion at September 30, 2006 compared to $25.8 billion at June 30, 2006. The increase in the current quarter reflects organic growth in our Union Privilege, as well as other non-prime portfolios including Metris which was partially offset by the continued decline in certain older acquired portfolios. Compared to September 30, 2005, managed receivables increased 32 percent. The increase from the year-ago period reflects organic growth in our HSBC branded prime, Union Privilege and non-prime portfolios as well as the acquisition of Metris in December 2005 which increased receivables by $5.3 billion.

The increase in ROMA in both periods is primarily due to higher net income as discussed above.

In accordance with FFIEC guidance, our credit card services business adopted a plan to phase in changes to the required minimum monthly payment amount and limit certain fee billings for non-prime credit card accounts. The implementation of these new requirements began in July 2005 with the requirements fully phased in by December 31, 2005. These changes have resulted in lower non-prime credit card fee income in 2006. In addition, roll rate trends in the prime book have been slightly higher than those experienced prior to the changes in minimum payment. These changes have resulted in fluctuations in the provision for credit losses as credit loss provisions for prime accounts has increased as a result of higher required monthly payments while the non-prime provision decreased due to lower levels of fees incurred by customers.

The impact of these changes has not had a material impact on our consolidated results, but has had a material impact to the Credit Card Services Segment in 2006.

HSBC Finance Corporation

International Segment The following table summarizes results for our International segment:

			Increase (decrease)
Three months ended September 30	2006	2005	Amount	%

	(Dollars are in millions)

Net income	$(15)	$12	$(27)	(100+ )%
Net interest income	184	228	(44)	(19.3)
Securitization related revenue	-	2	(2)	(100.0)
Fee and other income	191	186	5	2.7
Intersegment revenues	9	4	5	100+
Provision for credit losses	137	137	-	-
Total costs and expenses	243	261	(18)	(6.9)
Receivables	9,300	12,564	(3,264)	(26.0)
Assets	10,231	13,574	(3,343)	(24.6)
Net interest margin, annualized	7.66%	7.22%	-	-
Return on average managed assets	(.58)	.36	-	-

			Increase (decrease)
Nine months ended September 30	2006	2005	Amount	%

	(Dollars are in millions)

Net income	$(1)	$(11)	$10	90.9%
Net interest income	544	680	(136)	(20.0)
Securitization related revenue	-	17	(17)	(100.0)
Fee and other income	519	542	(23)	(4.2)
Intersegment revenues	25	11	14	100+
Provision for credit losses	367	468	(101)	(21.6)
Total costs and expenses	673	779	(106)	(13.6)
Net interest margin, annualized	7.61%	7.05%	-	-
Return on average managed assets	(.01)	(.10)	-	-

Our International Segment reported a net loss in the three and nine months ended September 30, 2006. The losses in both periods reflect lower net interest income and lower securitization related revenue partially offset by lower total costs and expenses and in the nine month period, lower provision for credit losses and lower fee and other income. Applying constant currency rates, which uses the average rate of exchange for the three and nine month periods ended September 30, 2005 to translate current period net income, the net income would have been lower by $4 million for the three month period ended September 30, 2006 and would not have resulted in a materially different net loss for the year-to-date period.

Net interest income decreased during both periods primarily as a result of lower receivable levels in our U.K. subsidiary due to the sale of our U.K. credit card business in December 2005, including $3.1 billion in managed receivables to HBEU as well as lower receivable levels resulting from decreased sales volumes in the U.K. including the impact of a continuing challenging credit environment in the U.K. This was partially offset by higher net interest income in our Canadian operations due to growth in receivables. Net interest margin increased in both periods primarily due to lower cost of funds partially offset by the change in receivable mix resulting from the sale of our U.K. credit card business in December 2005. Lower securitization related revenue in both periods is the result of the December 2005 sale of our U.K. credit card business to HBEU. For the three month period, higher fee and other income in our Canadian business and increased insurance revenues in our U.K. business primarily due to favorable foreign exchange was partially offset by lower credit card fee income, as a result of the sale of the U.K. card business. For the nine month period, fee and other income decreased primarily due to lower credit card fee income as a result of the impact of the aforementioned sale of the U.K. credit card business.

HSBC Finance Corporation

Provision for credit losses was flat for the three month period as increased provision for credit losses due to the deterioration of the financial circumstances of our customers across the U.K. and increases at our Canadian business due to receivable growth were partially offset by decreases to provision from lower receivable levels as a result of the sale of the U.K. credit card business. The decrease in the nine month period ended September 30, 2006 was primarily due to the sale of our U.K. credit card business partially offset by increases as previously discussed. We increased managed loss reserves by recording loss provision greater than net charge-offs of $19 million for the current quarter and $41 million year-to-date, compared with $3 million and $111 million in the year-ago periods. Total costs and expenses decreased as a result of the sale of our U.K. credit card business in December 2005. The decrease in total costs and expenses was partially offset by increased costs associated with growth in the Canadian business.

Managed receivables of $9.3 billion at September 30, 2006 decreased 2 percent compared to $9.5 billion at June 30, 2006 and decreased 26 percent from the year-ago period. Receivables in both periods decreased as our U.K. based receivable products continued to decline due to lower retail sales volume following a slow down in retail consumer spending and the December 2005 sale of the U.K. credit card business as well as the classification in September 2006, of $194 million of receivables related to our European Operations as “Held for Sale.” These decreases were partially offset by growth in the receivable portfolio in our Canadian operations. Branch expansions and the successful launch of a MasterCard credit card program in Canada in 2005 have resulted in growth in both the secured and unsecured receivable portfolios.

The decrease in ROMA for the three month period reflects the lower net income as discussed above, and lower average managed assets as a result of the sale of our U.K. credit card business in December 2005. The increase in ROMA for the nine month period ended September 30, 2006 is the result of improvement in our net loss and lower average managed assets as discussed above.

In the third quarter of 2006, as part of our continuing evaluation of strategic alternatives with respect to our U.K. and European operations, we agreed to sell all of the capital stock of our operations in the Czech Republic, Hungary, and Slovakia (the “European Operations”) to a wholly owned subsidiary of HSBC Bank plc (“HBEU”), a U.K. based subsidiary of HSBC, for an aggregate purchase price of approximately $46 million. The sale closed in early November 2006. Because the sale of this business is between affiliates under common control, the premium received in excess of the book value of the stock transferred will be recorded as an increase to additional paid-in capital and will not be reflected in earnings. At September 30, 2006, we have classified the European Operations as “Held for Sale” and combined assets of $207 million and liabilities of $178 million related to the businesses separately in our consolidated balance sheet within other assets and other liabilities.

Credit Quality

Credit Loss Reserves

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs, loan rewrites and deferments. If customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the

HSBC Finance Corporation

overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as the impact of natural disasters like Katrina and global pandemics.

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

The following table summarizes owned basis credit loss reserves:

	September 30,	June 30,	September 30,
	2006	2006	2005

	(dollars are in millions)

Owned credit loss reserves	$4,885	$4,649	$4,220
Reserves as a percent of:
Receivables	3.11%	3.02%	3.28%
Net charge-offs(1)	107.3	107.6	117.0
Nonperforming loans	98.5	106.8	110.0

(1)	Quarter-to-date, annualized.

Owned Credit loss reserves at September 30, 2006 increased as compared to June 30, 2006 as the provision for owned credit losses was $246 million higher than net charge-offs. The increase in owned credit loss reserves in the current quarter reflects higher loss estimates in our Mortgage Services business due to the deteriorating performance in the second lien and portions of the first lien real estate secured loans originated and acquired in 2005 and 2006, higher levels of owned receivables due in part to lower securitization levels, portfolio seasoning, higher overall delinquency levels in our portfolio driven by seasonality and growth and higher personal bankruptcy filings. This increase was partially offset by a reduction in the estimated loss exposure resulting from Katrina.

Owned credit loss reserves at September 30, 2006 increased as compared to September 30, 2005 resulting from the deteriorating performance of certain loans at our Mortgage Services business as discussed above, the higher levels of owned receivables, including lower securitization levels, portfolio seasoning, higher overall delinquency levels in our portfolio driven by growth and the impact of Metris which was acquired in December 2005. These increases were partially offset by significantly lower personal bankruptcy levels, a reduction in the estimated loss exposure resulting from Katrina, the benefits of low unemployment in the United States and the impact of the sale of our U.K. credit card business in December 2005 which decreased credit loss reserves by $104 million.

Reserves as a percentage of receivables at September 30, 2006 were higher than at June 30, 2006 reflecting additional reserve requirements resulting from the deterioration in the performance of certain 2005 originations and higher overall delinquency levels driven by seasonality and growth. Reserves as a percentage of receivables at September 30, 2006 were lower than at September 30, 2005 as the impact of additional reserves discussed above

HSBC Finance Corporation

was more than offset by lower levels of personal bankruptcy filing in the United States in the first nine months of 2006 and a reduction in the estimated loss exposure resulting from Katrina.

Reserves as a percentage of nonperforming loans at September 30, 2006 decreased from the prior periods. The decrease was primarily attributable to higher levels of real estate nonperforming loans which, due to their secured nature, carry a lower reserve requirement compared to unsecured loans.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table summarizes managed credit loss reserves:

	September 30,	June 30,	September 30,
	2006	2006	2005

	(dollars are in millions)

Managed credit loss reserves	$4,946	$4,740	$4,571
Reserves as a percent of:
Receivables	3.13%	3.04%	3.37%
Net charge-offs(1)	105.9	105.7	108.6
Nonperforming loans	98.4	106.6	110.3

(1)	Quarter-to-date, annualized.

Managed credit loss reserves at September 30, 2006 also increased compared to June 30, 2006 and September 30, 2005 due to the increases in owned credit loss reserves discussed above partially offset by the impact of lower reserves on securitized receivables as a result of run-off. Securitized receivables of $1.3 billion at September 30, 2006 decreased from $1.9 billion at June 30, 2006 and $6.8 billion at September 30, 2005.

See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of the non-GAAP financial measures to the comparable GAAP basis financial measure.

Delinquency – Owned Basis

The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	September 30,	June 30,	September 30,
	2006	2006	2005

Real estate secured	2.98%	2.52%	2.51%
Auto finance	2.54	2.25	2.09
MasterCard/Visa	4.53	4.16	4.46
Private label	5.61	5.42	5.22
Personal non-credit card	9.69	8.93	9.18

Total	4.14%	3.68%	3.78%

Total owned delinquency increased $843 million and the two-months-and-over contractual delinquency ratio increased 46 basis points compared to the prior quarter. A significant factor in the increase in the delinquency ratio was the higher real estate secured delinquency levels at our Mortgage Services business as previously discussed, as well as higher personal non-credit card delinquency, partially offset by recent growth. The increase in the delinquency ratio of our auto finance portfolio reflects normal seasonal patterns coupled with lower growth partially offset by the benefit of low unemployment in the United States. The increase in the MasterCard/Visa delinquency ratio primarily reflects changes in receivable mix and a seasonal increase in delinquencies during the third quarter partially offset by receivable growth. The increase in the delinquency ratio in our private label receivables (which primarily consists of our foreign private label portfolio that was not sold to HBUS in December 2004) primarily reflects increased delinquencies and declining receivables in both our domestic and U.K. portfolios.

HSBC Finance Corporation

The increase in the personal non-credit card delinquency ratio reflects the deterioration of the financial circumstances of our customers across the U.K. as well as seasoning in our domestic portfolio.

Compared to the year-ago period, the total delinquency ratio increased 36 basis points. This increase was driven by higher real estate secured delinquency levels at our Mortgage Services business and higher MasterCard/Visa delinquency largely due to the impact of Metris, partially offset by portfolio growth, the benefit of low unemployment in the United States and lower bankruptcy levels due to the new bankruptcy legislation enacted in 2005.

Net Charge-offs of Consumer Receivables – Owned Basis

The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables):

	September 30,	June 30,	September 30,
	2006	2006	2005

Real estate secured	.98%	.97%	.75%
Auto finance	3.69	2.43	3.25
MasterCard/Visa	5.52	5.80	6.24
Private label	5.65	5.29	5.35
Personal non-credit card	7.77	7.92	8.01

Total	2.92%	2.88%	2.93%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	1.11%	1.04%	.88%

Net charge-offs as a percent, annualized, of average consumer receivables increased compared to the quarter ended June 30, 2006 largely due to higher real estate secured and auto finance net charge-offs, partially offset by lower MasterCard/Visa and personal non-credit card net charge-offs. The net charge-off ratio for our real estate secured portfolio increased slightly compared with the prior quarter as higher losses on certain 2005 originations in our Mortgage Services business were offset by lower losses as a percentage of average receivables across other parts of our domestic real estate secured portfolio. We anticipate the increase in the net charge-off ratio for our real estate secured portfolio to continue as a result of the higher delinquency levels we are experiencing in these Mortgage Services originations. The increase in auto finance net charge-offs reflects a seasonal pattern of higher charge-offs in the third quarter. The net charge-off ratio for our MasterCard/Visa portfolio decreased 28 basis points as compared to the prior quarter primarily due to recent receivable growth and higher recoveries as a result of increased sales volume of recent and older charged-off accounts. Excluding the impact of the increased sales, our MasterCard/Visa net charge-off ratio would have increased due to higher bankruptcy levels and the continued seasoning of the receivables acquired in our acquisition of Metris which were subject to the requirements of SOP 03-3. The increase in net charge-offs for the private label portfolio reflects declining receivables and the deterioration of the financial circumstances of our customers across the U.K. as well as higher losses in our Canadian business. The decrease in the net charge-offs for personal non-credit card was primarily due to recent portfolio growth in our domestic portfolio.

Total net charge-offs as a percentage, annualized, of average consumer receivables for the quarter was flat compared with the September 2005 quarter. Decreases in personal bankruptcy filings in our MasterCard/Visa portfolio following the October 2005 enactment of new bankruptcy legislation in the United States was substantially offset by higher net charge-offs in our real estate secured portfolio and in particular at our Mortgage Services business due to portfolio seasoning and higher than expected losses on certain 2005 real estate secured loans as well as higher net charge-offs in our auto finance portfolio due to the seasoning of a growing portfolio.

HSBC Finance Corporation

Owned Nonperforming Assets

	September 30,	June 30,	September 30,
	2006	2006	2005

	(dollars are in millions)

Nonaccrual receivables	$4,124	$3,595	$3,273
Accruing consumer receivables 90 or more days delinquent	835	758	563
Renegotiated commercial loans	1	1	-

Total nonperforming receivables	4,960	4,354	3,836
Real estate owned	740	620	462

Total nonperforming assets	$5,700	$4,974	$4,298

Credit loss reserves as a percent of nonperforming receivables	98.5%	106.8%	110.0%

Compared to June 30, 2006 and September 2005, the increase in total nonperforming assets is primarily due to higher levels of real estate secured receivables as previously discussed. Compared to September 2005, the increase in nonperforming assets was also impacted by growth in receivables including the Metris portfolio purchased in 2005. Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes domestic MasterCard/Visa receivables.

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

HSBC Finance Corporation

Total Restructured by Restructure Period – Domestic Portfolio(1)

(Managed Basis)

	September 30,	June 30,	September 30,
	2006	2006	2005

	(dollars are in millions)

Never restructured	89.8%	90.0%	88.9%
Restructured:
Restructured in the last 6 months	3.9	3.7	4.0
Restructured in the last 7-12 months	2.6	2.6	2.9
Previously restructured beyond 12 months	3.7	3.7	4.2

Total ever restructured(2)	10.2	10.0	11.1

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1)
(Managed Basis)
Real estate secured	$8,915	$8,449	$8,205
Auto finance	1,799	1,735	1,593
MasterCard/Visa	901	928	484
Private label(3)	28	27	24
Personal non-credit card	3,477	3,421	3,353

Total	$15,120	$14,560	$13,659

(As a percent of managed receivables)
Real estate secured	9.7%	9.3%	10.9%
Auto finance	14.6	14.3	14.0
MasterCard/Visa	3.4	3.6	2.5
Private label(3)	7.9	7.5	7.0
Personal non-credit card	19.3	19.5	20.6

Total(2)	10.2%	10.0%	11.1%

(1)	Excludes foreign businesses, commercial and other.

(2)	Total including foreign businesses was 9.9 percent at September 30, 2006, 9.7 percent at June 30, 2006 and 10.5 percent at September 30, 2005.

(3)	Only reflects consumer lending retail sales contracts which have historically been classified as private label. All other domestic private label receivables were sold to HBUS in December 2004.

The increase in restructured loans compared to the prior periods was primarily attributable to higher levels of real estate secured restructures due to portfolio growth and seasoning, including higher restructure levels at our Mortgage Services business as we continue to work with our customers who, in our judgment, evidence continued payment probability. See “Credit Quality Statistics” for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.

The amount of domestic and foreign managed receivables in forbearance, modification, credit card services approved consumer credit counseling accommodations, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.4 billion or .2 percent of managed receivables at September 30, 2006, and approximately $.4 billion or .3 percent of managed receivables at June 30, 2006 and September 30, 2005.

In addition to the above, we granted an initial 30 or 60 day payment deferral (based on product) to customers living in the Katrina FEMA designated Individual Assistance disaster areas. This deferral was extended for a period of up to 90 days or longer in certain cases based on a customer’s specific circumstances, consistent with our natural

HSBC Finance Corporation

disaster policies. In certain cases these arrangements have resulted in a customer’s delinquency status being reset by 30 days or more. These extended payment arrangements affected approximately $1.1 billion of managed receivables and are not reflected as restructures in the table above or included in the other customer account management techniques described in the paragraph above unless the accounts subsequently qualify for restructuring under our restructure policies and procedures as described in the 2005 Form 10-K.

Liquidity and Capital Resources

We continue to focus on balancing our use of affiliate and third party funding sources to minimize funding expense while managing liquidity. During the third quarter of 2006, we supplemented unsecured public debt issuances with proceeds from the continuing sale of newly originated domestic private label receivables to HBUS, debt issued to affiliates and secured financings. Because we are a subsidiary of HSBC, our credit ratings have improved and our credit spreads relative to Treasuries have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of tightened credit spreads and improved funding availability, we recognized cash funding expense savings of approximately $687 million during the nine months ended September 30, 2006 (approximately $248 million during the three months ended September 30, 2006) and approximately $407 million during the nine months ended September 30, 2005 (approximately $155 million during the three months ended September 30, 2005) compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. These tightened credit spreads in combination with the issuance of HSBC Finance Corporation debt and other funding synergies including asset transfers and debt underwriting fees paid to HSBC affiliates have enabled HSBC to realize a pre-tax 2006 run rate for annual cash funding expense savings in excess of $1 billion per year. In the nine months ended September 30, 2006, the cash funding expense savings realized by HSBC totaled approximately $881 million.

Debt due to affiliates and other HSBC related funding is summarized in the following table:

	September 30,		December 31,
	2006		2005

	(in billions)

Debt issued to HSBC subsidiaries:
Drawings on bank lines in the U.K. and Europe	$4.1		$4.2
Term debt	10.3		11.0
Preferred securities issued by Household Capital Trust VIII to HSBC	.3		.3

Total debt outstanding to HSBC subsidiaries	14.7		15.5

Debt outstanding to HSBC clients:
Euro commercial paper	3.1		3.2
Term debt	1.3		1.3

Total debt outstanding to HSBC clients	4.4		4.5
Cash received on bulk and subsequent sales of domestic private label credit card receivables to HBUS, net (cumulative)	16.4		15.7
Real estate secured receivable activity with HBUS:
Cash received on sales (cumulative)	3.7		3.7
Direct purchases from correspondents (cumulative)	4.2		4.2
Reductions in real estate secured receivables sold to HBUS	(4.4)		(3.3)

Total real estate secured receivable activity with HBUS	3.5		4.6

Cash received from sale of U.K. credit card business to HBEU (cumulative)	2.7		2.6
Capital contribution by HINO subsequent to our acquisition by HSBC in March 2003 (cumulative)	1.2	(1)	1.2	(1)

Total HSBC related funding	$42.9		$44.1

(1)	This capital contribution was made in December 2005 in connection with the acquisition of Metris.

HSBC Finance Corporation

Funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 13 percent of our total managed debt at September 30, 2006 and 15 percent at December 31, 2005. The decrease in funding from HSBC is primarily due to the repayment of debt during the third quarter.

At September 30, 2006, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.3 billion from HBEU to fund our operations in the U.K. There have been no draws on the domestic lines. At September 30, 2006, $4.1 billion was outstanding under the U.K. lines. We had derivative contracts with a notional value of $94.0 billion, or approximately 93 percent of total derivative contracts, outstanding with HSBC affiliates at September 30, 2006. At December 31, 2005, we had derivative contracts with a notional value of $72.2 billion, or approximately 87 percent of total derivative contracts, outstanding with HSBC affiliates.

Securities and other short-term investments Securities increased to $4.9 billion at September 30, 2006 from $4.1 billion at December 31, 2005 as a result of an increase in money market funds restricted for paying down certain secured financings at the established payment date. Securities purchased under agreements to resell totaled $1 million at September 30, 2006 and $78 million at December 31, 2005. Interest bearing deposits with banks totaled $393 million at September 30, 2006 and $384 million at December 31, 2005.

Commercial paper, bank and other borrowings totaled $11.1 billion at September 30, 2006 and $11.4 billion at December 31, 2005. The levels at September 30, 2006 reflect our decision to carry lower commercial paper balances in accordance with our funding strategy. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $3.1 billion at September 30, 2006 and $3.2 billion at December 31, 2005.

Long term debt (with original maturities over one year) increased to $122.3 billion at September 30, 2006 from $105.2 billion at December 31, 2005. As part of our overall liquidity management strategy, we continue to extend the maturity of our liability profile. Significant third party issuances during the nine months ended September 30, 2006 included the following:

•	$6.8 billion of domestic and foreign medium-term notes
•	$5.7 billion of foreign currency-denominated bonds
•	$1.5 billion of InterNotesSM (retail-oriented medium-term notes)
•	$4.8 billion of global debt
•	$11.9 billion of securities backed by real estate secured, auto finance, MasterCard/Visa and personal non-credit card receivables. For accounting purposes, these transactions were structured as secured financings.

In the first quarter of 2006, we redeemed the junior subordinated notes issued to Household Capital Trust VI with an outstanding principal balance of $206 million. In October 2006, we called for redemption of the junior subordinated notes issued to Household Capital Trust VII with an outstanding principal balance of $206 million. These notes will be repaid in the fourth quarter of 2006.

Selected capital ratios are summarized in the following table:

	September 30,	December 31,
	2006	2005

TETMA(1)	7.77%	7.56%
TETMA + Owned Reserves(1)	10.72	10.55
Tangible common equity to tangible managed assets(1)	6.53	6.07
Common and preferred equity to owned assets	11.91	12.43
Excluding purchase accounting adjustments:
TETMA(1)	8.52	8.52
TETMA + Owned Reserves(1)	11.46	11.51
Tangible common equity to tangible managed assets(1)	7.28	7.02

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-GAAP financial ratios that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

HSBC Finance Corporation

In 2006, Standard & Poor’s Corporation raised the senior debt rating for HSBC Finance Corporation from A to AA-, raised the senior subordinated debt rating from A- to A+, raised the commercial paper rating from A-1 to A-1+, and raised the Series B preferred stock rating from BBB+ to A. Also during 2006, Moody’s Investors Service raised the rating for all of our debt with the Senior Debt Rating for HSBC Finance Corporation raised from A1 to Aa3 and the Series B preferred stock rating for HSBC Finance Corporation from A3 to A2. Our short-term rating was also affirmed at Prime-1. In the third quarter of 2006, Fitch changed the total outlook on our issuer default rating to “positive outlook” from “stable outlook.”

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

Securitizations are treated as secured financings under IFRSs and previously under U.K. GAAP. In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under IFRSs, we began to structure all new collateralized funding transactions as secured financings in the third quarter of 2004. However, because existing public MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is currently projected to occur in the fourth quarter of 2007. We will continue to replenish at reduced levels, certain personal non-credit card and MasterCard/Visa securities privately issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take time for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. There was no impact, however, on cash received. Because we believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, we will continue to use secured financings of consumer receivables as a source of our funding and liquidity.

HSBC Finance Corporation

There were no securitizations (excluding replenishments of certificateholder interests) during the three or nine months ended September 30, 2006 or September 30, 2005. Secured financings are summarized in the following table:

Three months ended September 30,	2006	2005

	(in millions)

Secured financings:
Real estate secured	$2,304	$1,321
Auto finance	1,060	945
MasterCard/Visa	2,640	750
Personal non-credit card	-	-

Total	$6,004	$3,016

Nine months ended September 30,	2006	2005

	(in millions)

Secured financings:
Real estate secured	$2,654	$2,240
Auto finance	2,004	1,943
MasterCard/Visa	4,745	1,250
Personal non-credit card	2,500	-

Total	$11,903	$5,433

Our securitized receivables totaled $1.3 billion at September 30, 2006 compared to $4.1 billion at December 31, 2005. As of September 30, 2006, outstanding secured financings of $20.7 billion were secured by $26.6 billion of real estate secured, auto finance, MasterCard/Visa and personal non-credit card receivables and investment securities of $949 million. Secured financings of $15.1 billion at December 31, 2005 were secured by $19.7 billion of real estate secured, auto finance and MasterCard/Visa receivables. At September 30, 2006, securitizations structured as sales represented 1 percent and secured financings represented 14 percent of the funding associated with our managed funding portfolio. At December 31, 2005, securitizations structured as sales represented 3 percent and secured financings represented 11 percent of the funding associated with our managed funding portfolio.

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements:

	September 30,	December 31,
	2006	2005

	(in billions)

Private label, MasterCard and Visa credit cards	$184.3	$176.2
Other consumer lines of credit	7.2	15.0

Open lines of credit(1)	$191.5	191.2

(1)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to September 30, 2006 and December 31, 2005.

HSBC Finance Corporation

2006 funding strategy Our current estimated domestic funding needs and sources for 2006 are summarized in the table that follows:

	Actual	Estimated
	January 1	October 1
	through	through	Estimated
	September 30,	December 31,	Full Year
	2006	2006	2006

	(in billions)

Funding needs:
Net asset growth	$14	$2 - 4	$16 - 18
Commercial paper, term debt and securitization maturities	27	5 - 6	32 - 33
Other	(1)	1 - 2	0 - 1

Total funding needs	$40	$8 - 12	$48 - 52

Funding sources:
External funding, including commercial paper	$39	$8 - 10	$47 - 49
HSBC and HSBC subsidiaries	1	0 - 2	1 - 3

Total funding sources	$40	$8 - 12	$48 - 52

Risk Management

Credit Risk There have been no significant changes in our approach to credit risk management since December 31, 2005.

At September 30, 2006, we had derivative contracts with a notional value of approximately $101.6 billion, including $94.0 billion outstanding with HSBC affiliates. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative related liabilities and totaled $180 million at September 30, 2006 and $91 million at December 31, 2005. When the fair value of our agreements with affiliate counterparties requires us to post collateral, it is provided in the form of cash which is recorded on our balance sheet in other assets and totaled $64 million at September 30, 2006 and $0 million at December 31, 2005. Beginning in the second quarter of 2006, when the fair value of our agreements with affiliate counterparties requires the posting of collateral by the affiliate, it is provided in the form of cash consistent with third party treatment. Previously, the posting of collateral by affiliates was provided in the form of securities, which were not recorded on our balance sheet. At September 30, 2006, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $129 million which is recorded in our balance sheet as derivative related liabilities, while at December 31, 2005, the fair value of our agreements with affiliate counterparties was below the level requiring the posting of collateral.

Liquidity Risk There have been no significant changes in our approach to liquidity risk since December 31, 2005.

Market Risk HSBC Group has certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit as of September 30, 2006 was $2 million, which includes the risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $2 million. As of September 30, 2006 we had a PVBP position of $.7 million reflecting the impact of a one basis point increase in interest rates. At December 31, 2005, we also had a PVBP position of less than $1 million reflecting the impact of a one basis point increase in interest rates.

HSBC Finance Corporation

While the total PVBP position will not change as a result of the loss of hedge accounting following our acquisition by HSBC, the following table shows the components of PVBP:

	September 30,	December 31,
	2006	2005

	(in millions)

Risk related to our portfolio of ineffective hedges	$(1.8)	$(1.4)
Risk for all other remaining assets and liabilities	2.5	2.3

Total PVBP risk	$.7	$.9

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming a growing balance sheet and the current interest rate risk profile. The following table summarizes such estimated impact:

	September 30,	December 31,
	2006	2005

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$193	$213
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	$60	$120

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

As part of our overall risk management strategy to reduce earnings volatility, in 2005 a significant number of our derivatives which had not previously qualified for hedge accounting under SFAS No. 133, have been designated as effective hedges using the long-haul method of accounting, and certain other interest rate swaps were terminated. This has significantly reduced the volatility of the mark-to-market on the previously non-qualifying derivatives which have been designated as effective hedges going forward, but will result in the recording of ineffectiveness under the long-haul method of accounting under SFAS No. 133. These derivatives remain economic hedges of the underlying debt instruments. We will continue to manage our total interest rate risk on a basis consistent with the risk management process employed since the acquisition.

Insurance Risk The principal insurance risk we face is that the cost of claims combined with acquisition and administration costs may exceed the aggregate amount of premiums received and investment income earned. We manage our insurance risks through the application of formal pricing, underwriting, and claims procedures. These procedures are also designed to ensure compliance with regulations.

Operational Risk There has been no significant change in our approach to operational risk management since December 31, 2005.

HSBC FINANCE CORPORATION

RECONCILIATION TO GAAP FINANCIAL MEASURES

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

	(dollars are in millions)

Return on Average Assets:
Net income	$551	$281	$2,007	$1,379

Average assets:
Owned basis	$172,746	$141,765	$167,647	$136,185
Serviced with limited recourse	1,493	7,779	2,539	10,288

Managed basis	$174,239	$149,544	$170,186	$146,473

Return on average owned assets	1.28%	.79%	1.60%	1.35%
Return on average managed assets	1.26	.75	1.57	1.26
Return on Average Common Shareholder’s Equity:
Net income	$551	$281	$2,007	$1,379
Dividends on preferred stock	(9)	(25)	(27)	(62)

Net income available to common shareholders	$542	$256	$1,980	$1,317

Average common shareholder’s equity	$20,131	$16,973	$19,828	$16,605

Return on average common shareholder’s equity	10.77%	6.03%	13.31%	10.58%
Net Interest Income:
Net interest income:
Owned basis	$2,602	$2,163	$7,615	$6,086
Serviced with limited recourse	37	177	207	758

Managed basis	$2,639	$2,340	$7,822	$6,844

Average interest-earning assets:
Owned basis	$158,722	$127,038	$153,003	$119,848
Serviced with limited recourse	1,493	7,779	2,539	10,288

Managed basis	$160,215	$134,817	$155,542	$130,136

Owned basis net interest margin	6.56%	6.81%	6.64%	6.77%
Managed basis net interest margin	6.59	6.94	6.71	7.01
Managed Basis Risk Adjusted Revenue:
Net interest income	$2,639	$2,340	$7,822	$6,844
Other revenues	1,328	947	3,787	3,119
Excluding:
Securitization related revenue	29	217	154	742
Mark-to-market on derivatives which do not qualify as effective hedges and ineffectiveness associated with qualifying hedges under SFAS No. 133	(72)	66	(116)	(237)
Net charge-offs	(1,168)	(1,052)	(3,279)	(3,198)

Risk adjusted revenue	$2,756	$2,518	$8,368	$7,270

Average interest-earning assets	$160,215	$134,817	$155,542	$130,136
Managed basis risk adjusted revenue	6.88%	7.47%	7.17%	7.45%

HSBC FINANCE CORPORATION

RECONCILIATION TO GAAP FINANCIAL MEASURES

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2006	2005

	(dollars are in millions)

Consumer Net Charge-off Ratio:
Consumer net charge-offs:
Owned basis	$1,138	$1,079	$902	$3,145	$2,602
Serviced with limited recourse	30	41	150	133	589

Managed basis	$1,168	$1,120	$1,052	$3,278	$3,191

Average consumer receivables:
Owned basis	$155,913	$149,933	$123,163	$149,913	$115,815
Serviced with limited recourse	1,493	2,620	7,779	2,539	10,288

Managed basis	$157,406	$152,553	$130,942	$152,452	$126,103

Owned basis consumer net charge-off ratio	2.92%	2.88%	2.93%	2.80%	3.00%
Managed basis consumer net charge-off ratio	2.97	2.94	3.21	2.87	3.37
Reserves as a Percent of Net Charge-offs
Loss reserves:
Owned basis	$4,885	$4,649	$4,220	$4,885	$4,220
Serviced with limited recourse	61	91	351	61	351

Managed basis	$4,946	$4,740	$4,571	$4,946	$4,571

Net charge-offs:
Owned basis	$1,138	$1,080	$902	$3,146	$2,609
Serviced with limited recourse	30	41	150	133	589

Managed basis	$1,168	$1,121	$1,052	$3,279	$3,198

Owned basis reserves as a percent of net charge-offs	107.3%	107.6%	117.0%	116.5%	121.3%
Managed basis reserves as a percent of net charge-offs	105.9	105.7	108.6	113.1	107.2
Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$1,582	$1,496	$1,419	$4,610	$4,250

Net interest income and other revenues less policyholders’ benefits:
Owned basis	$3,844	$3,641	$3,201	$11,282	$9,557
Serviced with limited recourse	—	(29)	(23)	(21)	59

Managed basis	$3,844	$3,612	$3,178	$11,261	$9,616

Owned basis efficiency ratio	41.16%	41.09%	44.33%	40.86%	44.47%
Managed basis efficiency ratio	41.16	41.42	44.65	40.94	44.20

HSBC FINANCE CORPORATION

RECONCILIATION TO GAAP FINANCIAL MEASURES

	September 30,	June 30,	September 30,
	2006	2006	2005

	(dollar amounts are in millions)

Two-Months-and-Over-Contractual Delinquency:
Consumer two-months-and-over-contractual delinquency:
Owned basis	$6,495	$5,652	$4,861
Serviced with limited recourse	78	110	376

Managed basis	$6,573	$5,762	$5,237

Consumer receivables:
Owned basis	$156,760	$153,779	$128,524
Serviced with limited recourse	1,274	1,911	6,759

Managed basis	$158,034	$155,690	$135,283

Consumer two-months-and-over-contractual delinquency:
Owned basis	4.14%	3.68%	3.78%
Managed basis	4.16	3.70	3.87

Reserves as a Percentage of Receivables:
Loss reserves:
Owned basis	$4,885	$4,649	$4,220
Serviced with limited recourse	61	91	351

Managed basis	$4,946	$4,740	$4,571

Receivables:
Owned basis	$156,929	$153,959	$128,722
Serviced with limited recourse	1,274	1,911	6,759

Managed basis	$158,203	$155,870	$135,481

Reserves as a percentage of receivables:
Owned basis	3.11%	3.02%	3.28%
Managed basis	3.13	3.04	3.37

Reserves as a Percentage of Nonperforming Loans:
Loss reserves:
Owned basis	$4,885	$4,649	$4,220
Serviced with limited recourse	61	91	351

Managed basis	$4,946	$4,740	$4,571

Nonperforming loans:
Owned basis	$4,960	$4,354	$3,836
Serviced with limited recourse	66	92	309

Managed basis	$5,026	$4,446	$4,145

Reserves as a percentage of nonperforming loans:
Owned basis	98.5%	106.8%	110.0%
Managed basis	98.4	106.6	110.3

HSBC FINANCE CORPORATION

RECONCILIATION TO GAAP FINANCIAL MEASURES

	September 30,	December 31,
	2006	2005

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$20,178	$18,904
Exclude:
Unrealized (gains) losses on cash flow hedging instruments	(22)	(260)
Minimum pension liability	-	-
Unrealized gains on investments and interest-only strip receivables	(24)	3
Intangible assets	(2,274)	(2,480)
Goodwill	(7,038)	(7,003)

Tangible common equity	10,820	9,164
HSBC acquisition purchase accounting adjustments	1,234	1,441

Tangible common equity, excluding HSBC acquisition purchase accounting adjustments	$12,054	$10,605

Tangible shareholder’s(s’) equity:
Tangible common equity	$10,820	$9,164
Preferred stock	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,476	1,679

Tangible shareholder’s(s’) equity	12,871	11,418
HSBC acquisition purchase accounting adjustments	1,233	1,438

Tangible shareholder’s(s’) equity, excluding HSBC acquisition purchase accounting adjustments	$14,104	$12,856

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholder’s(s’) equity	$12,871	$11,418
Owned loss reserves	4,885	4,521

Tangible shareholder’s(s’) equity plus owned loss reserves	17,756	15,939
HSBC acquisition purchase accounting adjustments	1,233	1,438

Tangible shareholder’s(s’) equity plus owned loss reserves, excluding HSBC acquisition purchase accounting adjustments	$18,989	$17,377

Tangible managed assets:
Owned assets	$174,280	$156,669
Receivables serviced with limited recourse	1,274	4,074

Managed assets	175,554	160,743
Exclude:
Intangible assets	(2,274)	(2,480)
Goodwill	(7,038)	(7,003)
Derivative financial assets	(648)	(234)

Tangible managed assets	165,594	151,026
HSBC acquisition purchase accounting adjustments	33	(52)

Tangible managed assets, excluding HSBC acquisition purchase accounting adjustments	$165,627	$150,974

Equity ratios:
Common and preferred equity to owned assets	11.91%	12.43%
Tangible common equity to tangible managed assets	6.53	6.07
Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”)	7.77	7.56
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)	10.72	10.55
Excluding HSBC acquisition purchase accounting adjustments:
Tangible common equity to tangible managed assets	7.28	7.02
TETMA	8.52	8.52
TETMA + Owned Reserves	11.46	11.51

HSBC Finance Corporation

Item 4.	Controls and Procedures

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

HSBC Finance Corporation continues the process to complete a thorough review of its internal controls as part of its preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first management report under Section 404 will be contained in our Form 10-K for the period ended December 31, 2007.

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

CREDIT CARD SERVICES LITIGATION

Since June 2005, HSBC Finance Corporation, HSBC North America Holdings Inc., and HSBC Holdings plc., as well as other banks and the Visa and Master Card associations, were named as defendants in four class actions filed

HSBC Finance Corporation

in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al.  (D. Conn. No. 3:05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al. (E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al.  (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al.  (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa, MasterCard and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. In response to motions of the plaintiffs on October 19, 2005, the Judicial Panel on Multidistrict Litigation (the “MDL Panel”) issued an order consolidating these suits and transferred all of the cases to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y.  A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006. Discovery has begun. At this time, we are unable to quantify the potential impact from this action, if any.

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

The amended complaint purports to assert claims under the Federal securities laws, on behalf of all persons who purchased or otherwise acquired our securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with our sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we, and other defendants, filed a motion to dismiss the complaint. On March 19, 2004, the Court granted in part, and denied in part the defendants’ motion to dismiss the complaint. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. On February 28, 2006, the Court has also dismissed all alleged §10 claims that arose prior to July 30, 1999, shortening the class period by 22 months. The final discovery cut-off has been set for January 31, 2007 this time. Separately, one of the defendants, Arthur Andersen, entered into a settlement of the claims against Andersen. This settlement received Court approval in April 2006. At this time, we are unable to quantify the potential impact from this action, if any.

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

HSBC Finance Corporation
(Registrant)

/s/  Beverley A. Sibblies
Beverley A. Sibblies
Senior Vice President and
Chief Financial Officer

Date: November 13, 2006

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