Form 10-K
period 2006-12-31
HSBC Finance CORP
filed 2007-03-05
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-8198
HSBC FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-1052062
(State of incorporation)	(I.R.S. Employer Identification No.)
2700 Sanders Road Prospect Heights, Illinois	60070
(Address of principal executive offices)	(Zip Code)
(847) 564-5000 Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

8.40% Debentures Maturing at Holder’s Option Annually on December 15, Commencing in 1986 and Due May 15, 2008	New York Stock Exchange
Floating Rate Notes due May 21, 2008	New York Stock Exchange
Floating Rate Notes, due September 15, 2008	New York Stock Exchange
Floating Rate Notes due October 21, 2009	New York Stock Exchange
Floating Rate Notes due October 21, 2009	New York Stock Exchange
4.625% Notes, due September 15, 2010	New York Stock Exchange
5.25% Notes, due January 14, 2011	New York Stock Exchange
6 3/4% Notes, due May 15, 2011	New York Stock Exchange
5.7% Notes due June 1, 2011	New York Stock Exchange
Floating Rate Notes, due July 19, 2012	New York Stock Exchange
Floating Rate Notes, due September 14, 2012	New York Stock Exchange
Floating Rate Notes due January 15, 2014	New York Stock Exchange
5.25% Notes due January 15, 2014	New York Stock Exchange
5.0% Notes, due June 30, 2015	New York Stock Exchange
5.5% Notes due January 19, 2016	New York Stock Exchange
Floating Rate Notes due June 1, 2016	New York Stock Exchange
6.875% Notes, due January 30, 2033	New York Stock Exchange
6% Notes, due November 30, 2033	New York Stock Exchange
Depositary Shares (each representing one-fortieth share of 6.36% Non-Cumulative Preferred Stock, Series B, no par, $1,000 stated maturity)	New York Stock Exchange
Guarantee of Preferred Securities of HSBC Capital Trust IX	New York Stock Exchange
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     As of March 2, 2007, there were 55 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.
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
For all reporting periods up to and including the year ended December 31, 2004, HSBC prepared its consolidated financial statements in accordance with U.K. Generally Accepted Accounting Principles (“U.K. GAAP”). From January 1, 2005, HSBC has prepared its consolidated financial statements in accordance with International Financial Reporting Standards (“IFRSs”) as endorsed by the European Union and effective for HSBC’s reporting for the year ended December 31, 2005. HSBC Finance Corporation reports to HSBC under IFRSs and, as a result, corporate goals and the individual goals of executives are calculated in accordance with IFRSs rather than U.K. GAAP, which has been the practice subsequent to our acquisition by HSBC.
HSBC North America Operations

HSBC North America is the holding company for HSBC’s operations in the United States and Canada. The principal subsidiaries of HSBC North America are HSBC Finance Corporation, HSBC Bank Canada, a Federal bank chartered under the laws of Canada, HSBC USA Inc. (“HUSI”), a U.S. bank holding company, HSBC Markets (USA) Inc., a holding company for investment banking and markets subsidiaries, and HSBC Technology Services (USA) Inc., a provider of information technology services. HUSI’s principal U.S. banking subsidiary is HSBC Bank USA, National Association (“HSBC Bank USA”), a national bank with more than 385 banking offices in New York State located in 44 counties, sixteen branches each in Florida and California, fifteen branches in New Jersey, two branches in Pennsylvania and one branch each in Oregon, Washington State, Delaware and Washington D.C. Under the oversight of HSBC North America, HSBC Finance Corporation works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in Canada and the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has been demonstrated by purchases and sales of receivables between HSBC Bank USA and HSBC Finance Corporation, a pooling of resources to create a new unit that provides technology services to all HSBC North America subsidiaries and shared, but allocated, support among the affiliates for tax, legal, risk, compliance, accounting, insurance, strategy and internal audit functions. In addition, clients of HSBC Bank USA and other affiliates are investors in our debt and preferred securities, providing significant sources of

HSBC Finance Corporation

liquidity and capital to HSBC Finance Corporation. HSBC Securities (USA) Inc., a Delaware corporation, registered broker dealer and a subsidiary of HSBC Markets (USA) Inc., leads or participates as underwriter of all domestic issuances of our term corporate and asset backed securities. While HSBC Finance Corporation does not receive advantaged pricing, the underwriting fees and commissions payable to HSBC Securities (USA) Inc. benefit HSBC as a whole.
HSBC Finance Corporation - General

HSBC Finance Corporation’s subsidiaries provide middle-market consumers in the United States, the United Kingdom, Canada and the Republic of Ireland with several types of loan products. Prior to November 2006, when we sold our interests to an affiliate, we also offered consumer loans in Slovakia, the Czech Republic and Hungary. HSBC Finance Corporation is the principal fund raising vehicle for the operations of its subsidiaries. In this Form 10-K, HSBC Finance Corporation and its subsidiaries are referred to as “we,” “us” or “our.”
Our lending products include real estate secured loans, auto finance loans, MasterCard(1), Visa(1), American Express(1) and Discover(1) credit card loans, private label credit card loans, including retail sales contracts and personal non-credit card loans. We also initiate tax refund anticipation loans and other related products in the United States and offer specialty insurance products in the United States, United Kingdom and Canada. We generate cash to fund our businesses primarily by collecting receivable balances; issuing commercial paper, medium and long term debt; borrowing from HSBC subsidiaries and customers; selling consumer receivables; and borrowing under secured financing facilities. We use the cash generated by these financing activities to invest in and support receivable growth, to service our debt obligations and to pay dividends to our parent and preferred stockholders. At December 31, 2006, we had approximately 36,000 employees and over 66 million customers. Consumers residing in the state of California accounted for 13% of our domestic consumer receivables. We also have significant concentrations of domestic consumer receivables in Florida (7%), New York (6%), Texas (5%), Ohio (5%) and Pennsylvania (5%).
Significant Developments since 2001
Since 2001, HSBC Finance Corporation:

•	Developed additional distribution channels for our products, including through the Internet and co-branding opportunities with retail merchants and service providers.
•	Since our acquisition by HSBC we have actively worked with our North American affiliates to expand HSBC’s brand recognition and to leverage growth opportunities with merchants, suppliers and customers. Our name was changed to HSBC Finance Corporation and several businesses now operate under the HSBC name, including our Canadian branch offices, our domestic and Canadian auto finance business and our credit card banking subsidiary.
•	Recorded a pre-tax charge of $525 million in the third quarter of 2002 in settlement of alleged violations of Federal and state consumer protection, consumer financing and banking laws and regulations with respect to our real estate secured lending from retail branch offices.
•	Without admitting or denying wrongdoing, in March 2003 consented to entry of order by the Securities and Exchange Commission (“SEC”) that contained findings relating to the sufficiency of certain disclosures filed with the SEC in 2002 regarding loan restructuring practices.
•	Announced in the third quarter of 2004 our intention to structure all new collateralized funding transactions as secured financings. Because prior public MasterCard and Visa credit card transactions as well as certain personal non-credit card transactions were structured as sales to revolving trusts that require replenishment of receivables to support previously issued securities, receivables continue to be sold to the related credit card trusts until the revolving periods end, the last of which is expected to

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated; Visa is a registered trademark of Visa USA, Inc.; American Express is a registered trademark of American Express Company and Discover is a registered trademark of Novus Credit Services, Inc.

HSBC Finance Corporation

occur in the fourth quarter of 2007. Termination of sale treatment for new collateralized funding activity reduced our reported net income under U.S. GAAP in 2006, 2005 and 2004 and will continue to in future periods. However, there was no impact on cash received from operations.

•	Adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC Policies”) for our domestic credit card and private label portfolios (excluding consumer lending retail sales contracts) in the fourth quarter of 2004. Because we sold our domestic private label portfolio (excluding retail sales contracts at our Consumer Lending business) to HSBC Bank USA in December 2004, the ongoing impact of the adoption of these policies only impact our domestic credit card portfolio. As expected, the adoption of FFIEC Policies for our domestic credit card portfolio did not have a significant impact on results of operations or cash flows in 2006.
•	Since our acquisition by HSBC, our debt ratings as assigned by Fitch Investor’s Service (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard and Poor’s Corporation (“S&P”) have improved to AA-, Aa3 and AA-, respectively for our senior debt, while our Commercial Paper ratings have improved to F-1+, P-1, and A-1+, respectively. See Exhibit 99.1 to this Form 10-K for a complete listing of debt ratings of HSBC Finance Corporation and our subsidiaries.
•	Sold $12.2 billion of domestic private label receivables and the retained interests associated with securitized private label receivables to HSBC Bank USA in December 2004. We also entered into an agreement under which all domestic private label receivables (excluding retail sales contracts at our Consumer Lending business) originated under private label accounts are sold to HSBC Bank USA daily, on a servicing retained basis. HSBC Bank USA also purchased higher quality nonconforming domestic real estate secured loans from us in December 2003 and in March 2004.
•	Deepened the non-prime expertise of our domestic MasterCard/ Visa credit card business through acquisition of Metris Companies, Inc. (“Metris”) in 2005.
•	Recorded an incremental pre-tax provision for credit losses of $185 million in 2005, reflecting our best estimate of the impact of Hurricane Katrina on our loan portfolio. As a result of continuing assessments, we reduced our estimate of credit loss exposure related to Katrina by $90 million in 2006.
•	Experienced higher bankruptcy filings in 2005, in particular during the period leading up to the October 17, 2005 effective date of new legislation in the United States. As expected, the number of bankruptcy filings subsequent to the enactment of this new legislation decreased dramatically, but beginning in the second quarter began to rise from the low levels following enactment. We believe that a portion of the increase in net charge-offs resulting from the higher bankruptcy filings in 2005 was an acceleration of net charge-offs that would otherwise have been experienced in future periods.
•	Sold our U.K. credit card business including $2.5 billion of receivables, the associated cardholder relationships as well as the related retained interests in securitized credit card receivables and certain assets relating to the credit card operations to HSBC Bank plc (“HBEU”) in December 2005. The premium received in excess of book value of the assets transferred, including the goodwill assigned to this business, was recorded as an increase to additional paid in capital. Our U.K. subsidiary, HFC Bank Limited, continues to provide collection and other support services to HBEU for a fee. As a result, in 2006, net interest income, fee income and provision for credit losses related to this portfolio were reduced while other revenues increased from servicing revenues on the portfolio. The net effect of the sale did not result in a material reduction of our consolidated net income in 2006. We continue to evaluate the scope of our other U.K. operations.
•	Experienced tightened credit spreads relative to Treasury Bonds compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of these tightened credit spreads, we recognized cash funding expense savings of approximately $940 million in 2006, $600 million in 2005 and $350 million in 2004 compared to the funding costs we would have incurred using average spreads from the first half of 2002.
•	Prior to the acquisition by HSBC, the majority of our fair value and cash flow hedges were effective hedges which qualified for the shortcut method of accounting. Under the Financial Accounting Standards Board’s interpretations of SFAS No. 133, the shortcut method of accounting was no longer

HSBC Finance Corporation

allowed for interest rate swaps which were outstanding at the time of the acquisition by HSBC. As a result of the acquisition, we were required to reestablish and formally document the hedging relationship associated with all of our fair value and cash flow hedging instruments and assess the effectiveness of each hedging relationship, both at inception of the acquisition and on an ongoing basis. As a result of deficiencies in our contemporaneous hedge documentation at the time of acquisition, we lost the ability to apply hedge accounting to our entire cash flow and fair value hedging portfolio that existed at the time of acquisition by HSBC. During 2005, we reestablished hedge treatment under the long haul method of accounting for a significant number of the derivatives in this portfolio. In addition, all of the hedge relationships which qualified under the shortcut method provisions of SFAS No. 133 have now been redesignated, substantially all of which are hedges under the long-haul method of accounting. Redesignation of swaps as effective hedges reduces the overall volatility of reported mark-to-market income, although establishing such swaps as long-haul hedges creates volatility as a result of hedge ineffectiveness. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long-haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the year ended December 31, 2006 should not be considered indicative of the results for any future periods.
•	In November 2006, sold our entire interest in Kanbay International, an information technology services firm headquartered in greater Chicago with offices worldwide, to Capgemini S.A., resulting in a pre-tax gain of $123 million.
•	Due to the slowing of the real estate market, we experienced higher delinquency and losses in our Mortgage Services real estate portfolio in 2006. In the third quarter of 2006, we tightened our underwriting standards on loans purchased from correspondents resulting in lower purchases of second lien and selected higher risk loans. These activities reduced and will continue to reduce the volume of correspondent purchases in the future which will have the effect of slowing growth in the real estate secured portfolio.
•	Established common management over our Consumer Lending and Mortgage Services businesses including Decision One Mortgage Company, LLC (“Decision One”) to enhance our combined organizational effectiveness, drive operational efficiency and improve overall balance sheet management capabilities. As part of this effort, we are currently evaluating the most effective structure for our Mortgage Services operations which, depending upon the outcome, may change the scope and size of this business going forward.
•	Our Consumer Lending business purchased Solstice Capital Group Inc. with assets of approximately $49 million in the fourth quarter of 2006.
•	In November 2006, sold all of the capital stock of our operations in the Czech Republic, Hungary and Slovakia to a wholly owned subsidiary of HSBC Bank plc.
•	In November 2006, acquired the $2.5 billion mortgage loan portfolio of KeyBank, N.A.’s division operated as Champion Mortgage, a retail mortgage lending company.
Operations

Our operations are divided into three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment includes our Consumer Lending, Mortgage Services, Retail Services, and Auto Finance businesses. Our Credit Card Services segment includes our domestic MasterCard, Visa and Discover credit card business. Our International segment includes our foreign operations in the United Kingdom, Canada and the Republic of Ireland and prior to November 9, 2006, operations in Slovakia, the Czech Republic and Hungary. Information about businesses or functions that fall below the segment reporting quantitative threshold tests such as our Insurance Services, Taxpayer Financial Services and Commercial operations, as well as our Treasury and Corporate activities, which include fair value adjustments related to

HSBC Finance Corporation

purchase accounting and related amortization, are included under the “All Other” caption within our segment disclosure.
Corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financial statements. In 2006 we initiated a project to refine the monthly internal management reporting process to place a greater emphasis on IFRS management basis reporting (a non-U.S. GAAP financial measure) (“IFRS Management Basis”). As a result, operating results are now being monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees, are being made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. Therefore, we have changed the measurement of segment profit to IFRS Management Basis in order to align with our revised internal reporting structure. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP basis. For comparability purposes, we have restated segment results for the year ended December 31, 2005 to the IFRS Management Basis. When HSBC began reporting IFRS results in 2005, it elected to take advantage of certain options available during the year of transition from U.K. GAAP to IFRSs which provided, among other things, an exemption from applying certain IFRSs retrospectively. Therefore, the segment results reported for the year ended December 31, 2004 are presented on an IFRS Management Basis excluding the retrospective application of IAS 32, “Financial Instruments: Presentation” and IAS 39, “Financial Instruments: Recognition and Measurement” which took effect on January 1, 2005 and, as a result, the accounting for credit loss impairment provisioning, deferred loan origination costs and premiums and derivative income for the year ended December 31, 2004 remain in accordance with U.K. GAAP, HSBC’s previous basis of reporting. Credit loss provisioning under U.K. GAAP differs from IFRSs in that IFRSs require a discounted cash flow methodology for estimating impairment as well as accruing for future recoveries of charged-off loans on a discounted basis. Under U.K. GAAP only sales incentives were treated as deferred loan origination costs which results in lower deferrals than those reported under IFRSs. Additionally, deferred costs and fees could be amortized over the contractual life of the underlying receivables rather than the expected life as required under IFRSs. Derivative and hedge accounting under U.K. GAAP differs from IFRSs in many respects, including the determination of when a hedge exists as well as the reporting of gains and losses. For a more detailed discussion of the differences between IFRSs and U.K. GAAP, see Exhibit 99.2 to this Form 10-K. Also, see “Basis of Reporting” for a more detailed discussion of the differences between IFRSs and U.S. GAAP.
General
We generally serve non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios, high loan-to-value ratios (for auto and real estate secured products) or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. These customers generally have higher delinquency and credit loss probabilities and are charged a higher interest rate to compensate for the additional risk of loss (where the loan is not adequately collateralized to mitigate such additional risk of loss) and the anticipated additional collection initiatives that may have to be undertaken over the life of the loan. We also originate and/or purchase near-prime real estate secured, MasterCard/ Visa/ Discover/ American Express and auto loans. In our credit card, retail services and international businesses, we also serve prime consumers either through co-branding, merchant relationships or direct mailings.
We are responsive to the needs of our customers in the products we offer and periodically test new loan products in our different business units. In particular, consumer demand for alternative mortgage products has increased significantly in recent years, including requests for interest-only payment loans, adjustable-rate loans

HSBC Finance Corporation

with alternative payment options (“option ARMs”) and negatively amortizing loans. HSBC Finance Corporation does not and does not anticipate offering option ARMs or other negative amortization products. We do offer loans under which the borrower makes fixed rate interest-only payments for some period of time prior to interest rate adjustments and/or higher payments that include a principal component. Due to customer demand, this segment of our real estate secured portfolio experienced rapid growth in the third and fourth quarters of 2005 and continued into 2006. At December 31, 2006, the outstanding balance of our interest-only loans was $6.2 billion, or 4 percent of receivables. As with all other products, we underwrite to criteria that consider the particular terms of the loan and price the interest-only loans in a manner that compensates for the higher risk that, during the period higher payments are required, customers may be unable to repay their loans. Additional information concerning interest-only loans is contained in Note 24, “Concentrations of Credit Risk” to our consolidated financial statements.
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
We service each customer with a view to understanding that customer’s personal financial needs. We recognize that individuals may not be able to meet all of their financial obligations on a timely basis. Our goal is to assist consumers in transitioning through financially difficult times which may lead to their doing more business with our lending subsidiaries or other HSBC affiliates. As a result, our policies and practices are designed to be flexible to maximize the collectibility of our loans while not incurring excessive collection expenses on loans that have a high probability of being ultimately uncollectible. Proactive credit management, “hands-on” customer care and targeted product marketing are means we use to retain customers and grow our business.
Consumer
Our Consumer Lending business is one of the largest subprime home equity originators in the United States as ranked by Inside B&C Lending. This business has 1,382 branches located in 46 states, and approximately 3.0 million active customer accounts, $65.2 billion in receivables and 13,300 employees. It is marketed under both the HFC and Beneficial brand names, each of which caters to a slightly different type of customer in the middle-market population. Both brands offer secured and unsecured loan products, such as first and second lien position closed-end mortgage loans, open-end home equity loans, personal non-credit card loans, including personal homeowner loans (a secured high loan-to-value product that we underwrite and treat like an unsecured loan) and auto finance receivables. These products are marketed through our retail branch network, direct mail, telemarketing, strategic alliances and internet sourced applications and leads. We also acquire portfolios on an opportunistic basis. As of December 31, 2006, approximately 92% of our consumer loans bore fixed rates, 71% were secured products and 86% of the secured products were first liens.
Our Mortgage Services business purchases non-conforming first and second lien position residential mortgage loans, including open-end home equity loans, from a network of over 220 unaffiliated third-party lenders (i.e., correspondents). This business has approximately $48.0 billion in receivables, 457,000 active customer accounts and 3,400 employees. Purchases are primarily “bulk” acquisitions (i.e., pools of loans) but also include “flow” acquisitions (i.e., loan by loan), and are made based on our specific underwriting guidelines. As of December 31, 2006, Mortgage Services serviced approximately $3.3 billion of receivables for other parties, including HSBC Bank USA. We have committed to purchase real estate secured receivables from select correspondent lenders to strengthen our relationship with these lenders and to create a sustainable growth channel for this business. Decision One, a subsidiary of HSBC Finance Corporation, was purchased in 1999 to assist us in understanding the product needs of mortgage brokers and trends in the mortgage lending industry. Through 10 branch locations, Decision One directly originates mortgage loans sourced by mortgage brokers and sells all loans to secondary market purchasers, including to our Mortgage Services business.

HSBC Finance Corporation

During January 2007, Mortgage Services announced a reduction in Decision One branches from seventeen to ten branches. This reduction is designed to make Decision One more cost efficient and provide more centralized structure for credit approval. As of December 31, 2006, approximately 46% of the Mortgage Services portfolio were fixed rate loans, 79% were in first lien position.
On December 29, 2004, our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business) of approximately $12.2 billion of receivables was sold to HSBC Bank USA, and agreements were entered into to sell all future receivables to HSBC Bank USA on a daily basis and to service the portfolio for HSBC Bank USA for a fee. As a result, we now sell all domestic private label receivables, (excluding retail sales contracts) upon origination but service the entire portfolio on behalf of HSBC Bank USA. According to The Nilson Report, the private label servicing portfolio is the third largest portfolio in the U.S. Our Retail Services business has over 65 active merchant relationships and we service approximately 16.6 million active customer accounts and have over 2,400 employees. At December 31, 2006, the serviced private label portfolio consisted of approximately 11% of receivables in the furniture industry, 33% in the consumer electronics industry, 31% in the power sport vehicle (snowmobiles, personal watercraft, all terrain vehicles and motorcycles) industry and approximately 13% in the department store industry. Private label financing products are generated through merchant retail locations, merchant catalog and telephone sales, and direct mail and Internet applications.
Our Auto Finance business purchases, from a network of approximately 9,300 active dealer relationships, retail installment contracts of consumers who may not have access to traditional, prime-based lending sources. We also originate and refinance auto loans through direct mail solicitations, alliance partners, consumer lending customers and the Internet. At December 31, 2006, this business had approximately $11.6 billion in receivables, approximately 820,000 active customer accounts and 2,500 employees. Approximately 34% of auto finance receivables are secured by new vehicles.
Credit Card Services
Our Credit Card Services business includes our MasterCard, Visa and Discover receivables in the United States, including The GM Card®, the AFL-CIO Union Plus® (“UP”) credit card, Household Bank, Orchard Bank and HSBC branded cards, and as of our December 1, 2005 acquisition of Metris, the Direct Merchants Bank. This business has approximately $27.7 billion in receivables, over 21 million active customer accounts and 6,100 employees. According to The Nilson Report, this business is the fifth largest issuer of MasterCard or Visa credit cards in the United States (based on receivables). The GM Card®, a co-branded credit card issued as part of our alliance with General Motors Corporation (“GM”), enables customers to earn discounts on the purchase or lease of a new GM vehicle. The UP card program with the AFL-CIO provides benefits and services to members of various national and international labor unions. The Household Bank, Orchard Bank and HSBC branded credit cards offer specialized credit card products to consumers underserved by traditional providers or are marketed in conjunction with merchant relationships established through our Retail Services business. The Direct Merchants Bank branded MasterCard/ Visa/ Discover is a general purpose card marketed to non-prime customers through direct mail and strategic partnerships. HSBC branded cards are targeted through direct mail at the prime market. In addition, Credit Card Services services $1.2 billion of receivables held by an affiliate, HSBC Bank USA. New receivables and accounts related to the HSBC Bank USA portfolio are originated by HSBC Bank Nevada, N.A., and receivables are sold daily to HSBC Bank USA.
Our Credit Card Services business is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our affinity and co-branding relationships, mass-media advertisement (The GM Card®) and merchant relationships sourced through our Retail Services business. We also cross-sell our credit cards to our existing Consumer Lending and Retail Services customers as well as our Taxpayer Financial Services and Auto Finance customers.
Although our relationships with GM and the AFL-CIO enable us to access a proprietary customer base, in accordance with our agreements with these institutions, we own all receivables originated under the programs

HSBC Finance Corporation

and are responsible for all credit and collection decisions as well as the funding for the programs. These programs are not dependent upon any payments, guarantees or credit support from these institutions. As a result, we are not directly dependent upon GM or the AFL-CIO for any specific earnings stream associated with these programs. We believe we have a strong working relationship with GM and the AFL-CIO and in 2005 and 2004, we jointly agreed with GM and the AFL-CIO, respectively, to extend the term of these successful co-branded and Affinity Card Programs. These agreements do not expire in the near term.
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
Loans held in the United Kingdom and the Republic of Ireland are originated through a branch network consisting of 148 Beneficial Finance branches, merchants, direct mail, broker referrals, the Internet and outbound telemarketing. At December 31, 2006 we had approximately $5.5 billion in receivables, 1.5 million customer accounts and 3,800 employees in our operations in the United Kingdom and the Republic of Ireland.
In order to consolidate our European operations, we sold all of the capital stock of our consumer finance operations in the Czech Republic, Hungary and Slovakia to a wholly owned subsidiary of HSBC Bank plc in November 2006 for a purchase price of approximately $46 million.
Our Canadian business offers real estate secured and unsecured lines of credit, real estate secured and unsecured closed-end loans, insurance products, private label credit cards, MasterCard credit card loans, retail finance products and auto loans to Canadian consumers. These products are marketed through 134 branch offices in 10 provinces, through direct mail, 70 merchant relationships, 2,000 auto dealer relationships and the Internet. At December 31, 2006, this business had approximately $3.9 billion in receivables, 1.0 million customer accounts and 1,600 employees.
All Other
Our Insurance Services operation distributes credit life, disability and unemployment, accidental death and disability, term life, whole life, annuities, disability, long term care and a variety of other specialty insurance products to our customers and the customers of HSBC Bank USA and HSBC Trust Company (Delaware), N.A. Such products currently are offered throughout the United States and Canada and are offered to customers based upon their particular needs. Insurance distributed to our customers is directly written by or reinsured with one or more of our subsidiaries. Insurance sold to customers of HSBC Bank USA is written by unaffiliated insurance companies.
The Taxpayer Financial Services business is the leading U.S. provider of tax-related financial products to consumers through nearly 28,000 unaffiliated professional tax preparer locations and tax preparation software providers. Serving more than 10.6 million customers, this business leverages the annual U.S. income tax filing process to provide products that offer consumers quick and convenient access to funds in the amount of their anticipated tax refund. Our Taxpayer Financial Services business processes and collects on refund anticipation products that are originated by HSBC Bank USA. In 2006, this business generated a loan volume of approximately $16.1 billion and employed 130 full-time employees.
To help ensure high standards of responsible lending, we provide industry-leading compliance programs for our tax preparer business partners. Key elements of our compliance efforts include mandatory online compliance and sales-practice training, expanded tax preparer due diligence processes, and on-going sales

HSBC Finance Corporation

practice monitoring to help ensure that our customers are treated fairly and that they understand their financial choices. Additionally, access to free consumer financial education resources and a 48-hour satisfaction guarantee are offered to customers, which further enhances our compliance and customer service efforts. We are currently undergoing a strategic review of the Taxpayer Financial Services business to refine our product offering to focus on and develop products that provide sustained profitability.
Our commercial operations are very limited in scope and are expected to continue to decline. We have less than $175 million in commercial receivables.
Funding

We fund our operations globally and domestically, using a combination of capital market and affiliate debt, preferred equity, sales of consumer receivables and borrowings under secured financing facilities. We will continue to fund a large part of our operations in the global capital markets, primarily through the use of secured financings, commercial paper, medium-term notes and long-term debt. We will also continue to sell certain receivables, including our domestic private label originations (excluding retail sales contracts) to HSBC Bank USA. Our sale of the entire domestic private label portfolio (excluding retail sales contracts at our Consumer Lending business) to HSBC Bank USA occurred in December 2004. We now originate and sell all newly originated private label receivables to HSBC Bank USA on a daily basis. In 2006, these sales were a significant source of funding as we sold $21.6 billion in receivables to HSBC Bank USA.
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
The merger with HSBC has improved our access to the capital markets and lowered our funding costs. In addition to providing several important sources of direct funding, our affiliation with HSBC has also expanded our access to a worldwide pool of potential investors. While these new funding synergies have somewhat reduced our reliance on traditional sources to fund our growth, we balance our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. Because we are a subsidiary of HSBC our credit ratings have improved and our credit spreads relative to Treasury Bonds have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of tightened credit spreads and improved funding availability, we recognized cash funding expense savings of approximately $940 million in 2006, $600 million in 2005 and $350 million in 2004 compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. These tightened credit spreads in combination with the issuance of HSBC Finance Corporation debt and other funding synergies including asset transfers and debt underwriting fees paid to HSBC affiliates have enabled HSBC to realize a pre-tax cash funding expense savings in excess of $1 billion for the year ended December 31, 2006.
Our long-term debt, preferred stock and commercial paper ratings, as well as the long-term debt and commercial paper ratings of our Canadian subsidiary, have been assigned investment grade ratings by all nationally recognized statistical rating organizations. For a detailed listing of the ratings that have been assigned to HSBC Finance Corporation and our significant subsidiaries as of December 31, 2006, see Exhibit 99.1 to this Form 10-K.
Our affiliates provided funding sources for our operations through draws on a bank line in the U.K., investing in our debt, acquiring credit card, private label and real estate secured receivables, providing additional common equity and underwriting sales of our debt securities to HSBC clients and customers. In 2006, total HSBC related funding aggregated $44.6 billion. A detailed listing of the sources of such funding can be found in “Liquidity and Capital Resources” in our 2006 MD&A. We expect to continue to obtain significant funding from HSBC related sources in the future.

HSBC Finance Corporation

Historically, securitization of consumer receivables has been a source of funding and liquidity for HSBC Finance Corporation. In order to align our accounting treatment with that of HSBC, in the third quarter of 2004 we began to structure all new collateralized funding transactions as secured financings. A gain on sale of receivables is recorded in a securitization. Secured financings are recorded as debt and no gain on sale is recognized. The termination of sale treatment for new collateralized funding activity reduces reported net income under U.S. GAAP, but does not impact cash received from operations. Existing credit card and personal non-credit card transactions that were structured as sales to revolving trusts require the addition of new receivables to support required cash distributions on outstanding securities until the contractual obligation terminates, the last of which is currently projected to occur in the fourth quarter of 2007. Until that time, replenishment gains on sales of receivables for these securitizations will continue to be reflected in our financial statements.
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
Additional information on our sources and availability of funding are set forth in the “Liquidity and Capital Resources” and “Off Balance Sheet Arrangements” sections of our 2006 MD&A.
We will continue to use derivative financial instruments to hedge our currency and interest rate risk exposure. A description of our use of derivative financial instruments, including interest rate swaps and foreign exchange contracts and other quantitative and qualitative information about our market risk is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“2006 MD&A”) under the caption “Risk Management” and Note 14, “Derivative Financial Instruments,” of our consolidated financial statements (“2006 Financial Statements”).
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
There also continues to be a significant amount of legislative activity, nationally, locally and at the state level, aimed at curbing lending practices deemed to be “predatory”, particularly when such practices are believed to discriminate against certain groups. In addition, states have sought to alter lending practices through consumer

HSBC Finance Corporation

protection actions brought by state attorneys general and other state regulators. Legislative activity in this area has targeted certain abusive practices such as loan “flipping” (making a loan to refinance another loan where there is no tangible benefit to the borrower), “steering” (making loans that are more costly than the borrowers qualifications require), fee “packing” (addition of unnecessary, unwanted and unknown fees to a borrower), “equity stripping” (lending without regard to the borrower’s ability to repay or making it impossible for the borrower to refinance with another lender), and outright fraud. It is likely that state and Federal legislators and regulatory authorities will continue to address perceived lending abuses by considering action to require additional loan disclosures, limit permissible interchange fees charged to merchants and suppliers, require lenders to consider the maximum payments potentially due when reviewing loan applications and limiting rates and fees charged on tax refund anticipation loans. HSBC Finance Corporation does not condone, endorse or engage in any abusive lending practice. We continue to work with regulators and consumer groups to create appropriate safeguards to avoid abusive practices while allowing our borrowers to continue to have access to credit for personal purposes, such as the purchase of homes, automobiles and consumer goods. As part of this effort we have adopted a set of lending best practice initiatives. It is possible that new legislative or regulatory initiatives will impose additional costs and rules on our businesses. Although we have the ability to react quickly to new laws and regulations, it is not possible to estimate the effect, if any, these initiatives will have on us in a particular locality or nationally.
The Federal Financial Institutions Examination Counsel (“FFIEC”) published guidance in 2005 that mandates changes to the required minimum monthly payment amount and limits certain fees that may be charged on non-prime credit card accounts. The requirements were effective on January 1, 2006. In 2006, the changes resulted in decreased non-prime credit card fee income and fluctuations in the provision for credit losses as credit loss provisions for prime accounts increased as a result of higher required monthly payments while the non-prime provision decreased due to lower levels of fees incurred by customers. The changes did not have a material impact on our consolidated results, but the impact was material to the earnings of our Credit Card Services segment.
Banking Institutions
Our credit card banking subsidiary, HSBC Bank Nevada, N.A. (“HSBC Bank Nevada”), is a Federally chartered ‘credit card bank’ which is also a member of the Federal Reserve System. HSBC Bank Nevada is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”). The deposits of HSBC Bank Nevada are insured by the Federal Deposit Insurance Corporation (“FDIC”), which renders it subject to relevant FDIC regulation.
As a result of our acquisition by HSBC, HSBC Finance Corporation and its subsidiaries became subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). HSBC is a bank holding company under the U.S. Bank Holding Company Act of 1956, as amended (the “BHCA”) as a result of its ownership of HSBC Bank USA. On January 1, 2004, HSBC formed a new company to hold all of its North America operations, including HSBC Finance Corporation and its subsidiaries. This company, HSBC North America is also a bank holding company under the BHCA, by virtue of its ownership of HSBC Bank USA. HSBC and HSBC North America are registered as financial holding companies under the Gramm-Leach-Bliley Act amendments to the BHCA, enabling them to offer a broad range of financial products and services.
The United States is a party to the 1988 Basel Capital Accord (the “Accord”) and U.S. bank regulatory agencies have adopted risk-based capital requirements for United States banks and bank holding companies that are generally consistent with the Accord. In addition, U.S. bank regulatory agencies have adopted ‘leverage’ regulatory capital requirements that generally require United States banks and bank holding companies to maintain a minimum amount of capital in relation to their balance sheet assets (measured on a non-risk-weighted basis). HSBC Bank Nevada is subject to these capital requirements.

HSBC Finance Corporation

In June 2004, the Basel Committee on Banking Supervision (“Basel”) published a revised capital adequacy framework for complex and internationally active banks. Banking regulators in individual countries are expected to adopt implementing rules and standards for local banking institutions under their jurisdiction. This framework (“Basel II”) is now being considered by U.S. bank regulatory agencies, including the Federal Reserve Board and the OCC. In 2005, the U.S. bank regulatory agencies delayed issuing final rules pending further analysis of capital impact studies. The U.S. bank regulatory agencies are now expected to publish final capital adequacy regulations implementing Basel II in the second quarter of 2007. The earliest that U.S. banking organizations may adopt the new rules is January 1, 2009.
In 2004, HSBC was advised by the U.S. bank regulatory agencies that HSBC North America and its subsidiaries, including HSBC Finance Corporation, are considered to be mandatory participants in the new capital framework. HSBC North America has established comprehensive Basel II implementation project teams comprised of risk management specialists representing all risk disciplines. We anticipate that the implementation of Basel II could impact the funding mix of HSBC Finance Corporation but not necessarily require an increase to its equity capital levels.
HSBC Bank Nevada, like other FDIC-insured banks, may be required to pay assessments to the FDIC for deposit insurance under the FDIC’s Bank Insurance Fund. Under the FDIC’s risk-based system for setting deposit insurance assessments, an institution’s assessments vary according to its deposit levels and other factors.
The Federal Deposit Insurance Corporation Improvement Act of 1991 provides for extensive regulation of insured depository institutions such as HSBC Bank Nevada, including requiring Federal banking regulators to take ‘prompt corrective action’ with respect to FDIC-insured banks that do not meet minimum capital requirements. At December 31, 2006, HSBC Bank Nevada was well-capitalized under applicable OCC and FDIC regulations.
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

HSBC Finance Corporation

limited. We believe our focus on the specific needs of our customers, proprietary credit scoring models and strong analytics in all aspects of our business allow us to compete effectively for middle market customers.
Corporate Governance and Controls

HSBC Finance Corporation maintains a website at www.hsbcusa.com/hsbc_finance on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Our website also contains our Corporate Governance Standards and committee charters for the Audit, Compensation, Executive and Nominating and Governance Committees of our Board of Directors. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and individuals who are our customers. You can find our Statement of Business Principles and Code of Ethics on our corporate website. We also have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. You can request printed copies of this information at no charge. Requests should be made to HSBC Finance Corporation, 2700 Sanders Road, Prospect Heights, Illinois 60070, Attention: Corporate Secretary.
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
Certifications
In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we have also filed a certification with the New York Stock Exchange (the “NYSE”) from our Chief Executive Officer certifying that he is not aware of any violation by HSBC Finance Corporation of the applicable NYSE corporate governance listing standards in effect as of March 5, 2007.
Cautionary Statement on Forward-Looking Statements

Certain matters discussed throughout this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC Finance Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

HSBC Finance Corporation

Item 1A. Risk Factors

The following discussion provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those discussed below or elsewhere in other of our reports filed or furnished with the SEC, could affect our business or results. The reader should not consider any description of such factors to be a complete set of all potential risks that may face HSBC Finance Corporation.
General business, economic, political and market conditions. Our business and earnings are affected by general business, economic, market and political conditions in the United States and abroad. Given the concentration of our business activities in the United States, we are particularly exposed to downturns in the United States economy. For example in a poor economic environment there is greater likelihood that more of our customers or counterparties could become delinquent on their loans or other obligations to us, which, in turn, could result in higher level of charge-offs and provision for credit losses, all of which would adversely affect our earnings. General business, economic and market conditions that could affect us include short-term and long-term interest rates, inflation, recession, monetary supply, fluctuations in both debt and equity capital markets in which we fund our operations, market value of consumer owned real estate throughout the United States, consumer perception as to the availability of credit and the ease of filing of bankruptcy. In 2006, certain markets experienced a significant slow down in the appreciation of property values and in other markets, property values depreciated. While there have been some indications that lead us to believe the slow down may be moderating, continued or expanded slowing of appreciation or increased depreciation could be expected to result in higher delinquency and losses in our real estate portfolio. In addition, certain changes to the conditions described above could diminish demand for our products and services, or increase the cost to provide such products or services. Political conditions also can impact our earnings. Acts or threats of war or terrorism, as well as actions taken by the United States or other governments in response to such acts or threats, could affect business and economic conditions in the United States.
Federal and state regulation. We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact our performance. Specifically, attempts by local, state and national regulatory agencies to control alleged “predatory” or discriminatory lending practices through broad or targeted legislative or regulatory initiatives aimed at lenders operation in consumer lending markets, including non-traditional mortgage products or tax refund anticipation loans, could affect us in substantial and unpredictable ways, including limiting the types of consumer loan products we can offer. With a changing political climate in Washington, D.C., we anticipate increased consumer protection activity at the Federal level. In addition, new risk-based capital guidelines and reporting instructions, including changes in response to Basel II Capital Accords could require a significant increase in our capital requirements or changes in our funding mix, resulting in lower net income. We cannot determine whether such legislative or regulatory initiatives will be instituted or predict the impact of such initiatives would have on our results.
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

HSBC Finance Corporation

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
Management Projections. Pursuant to U.S. GAAP, our management is required to use certain estimates in preparing our financial statements, including accounting estimates to determine loan loss reserves, reserves related to future litigation, and the fair market value of certain assets and liabilities, among other items. In particular, loan loss reserve estimates are judgmental and are influenced by factors outside our control. As a result, estimates could change as economic conditions change. If our management’s determined values for such items turn out to be substantially inaccurate, we may experience unexpected losses which could be material.
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
Operational risks. Our businesses are dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if an employee causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in diminished ability by us to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention, all of which could materially adversely affect us.
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
Changes to operational practices from time to time, such as determinations to sell receivables from our domestic private label portfolio, structuring all new collateralized funding transactions as secured financings, or changes to our customer account management and risk management/collection policies and practices could materially impact our performance and results.
Liquidity. Our liquidity is critical to our ability to operate our businesses, grow and be profitable. A compromise to our liquidity could therefore have a negative effect on us. Potential conditions that could

HSBC Finance Corporation

negatively affect our liquidity include diminished access to capital markets, unforeseen cash or capital requirements, an inability to sell assets and an inability to obtain expected funding from HSBC subsidiaries and clients.
Our credit ratings are an important part of maintaining our liquidity, as a reduction in our credit ratings would also negatively affect our liquidity. A credit ratings downgrade, could potentially increase borrowing costs, and depending on its severity, limit access to capital markets, require cash payments or collateral posting, and permit termination of certain contracts material to us.
Acquisition Integration. We have in the past and may in the future seek to grow our business by acquiring other businesses or loan portfolios, such as our acquisitions of Metris Companies, Inc. (“Metris”) in 2005 and Solstice Capital Group Inc. and the mortgage portfolio of Champion Mortgage in 2006. There can be no assurance that our acquisitions will have the anticipated positive results, including results relating to: the total cost of integration; anticipated cross-sell opportunities; the time required to complete the integration; the amount of longer-term cost savings; or the overall performance of the combined entity. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with clients, suppliers and other business partners, as well as with employees.
There is no assurance that our most recent acquisitions or that any businesses or portfolios acquired in the future will be successfully integrated and will result in all of the positive benefits anticipated. If we are not able to integrate successfully our past and any future acquisitions, there is the risk our results of operations could be materially and adversely affected.
Risk Management. We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, including models and programs that predict loan delinquency and loss. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application are complex and cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Accordingly, our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results.
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
Reputational Risk. Our ability to attract and retain customers and conduct business transactions with our counterparties could be adversely affected to the extent our reputation, or the reputation of affiliates operating under the HSBC brand is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to, appropriately addressing potential conflicts of interest, legal and regulatory requirements, ethical issues, adequacy of anti-money laundering processes, privacy issues, record-keeping, sales and trading practices, the proper identification of the legal, reputational, credit, liquidity and market risks inherent in products offered and general company performance. The failure to address these issues appropriately could make our customers unwilling to do business with us, which could adversely affect our results of operations.
Item 1B. Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission Staff that have been outstanding for more than 180 days at December 31, 2006.

HSBC Finance Corporation

Item 2. Properties.

Our operations are located throughout the United States, in 10 provinces in Canada and in the United Kingdom, with principal facilities located in Lewisville, Texas; New Castle, Delaware; Brandon, Florida; Jacksonville, Florida; Tampa, Florida; Orlando, Florida; Chesapeake, Virginia; Virginia Beach, Virginia; Whitemarsh, Maryland; Hanover, Maryland; Minnetonka, Minnesota; Bridgewater, New Jersey; Rockaway, New Jersey; Las Vegas, Nevada; Charlotte, North Carolina; Portland, Oregon; Tulsa, Oklahoma; Chicago, Illinois; Deerfield, Illinois; Elmhurst, Illinois; Franklin Park, Illinois; Mount Prospect, Illinois; Prospect Heights, Illinois; Schaumburg, Illinois; Vernon Hills, Illinois; Wood Dale, Illinois; Carmel, Indiana; Irvine, California; Pomona, California; Salinas, California; San Diego, California; London, Kentucky; Sioux Falls, South Dakota; Phoenix, Arizona; Toronto, Ontario and Montreal, Quebec, Canada; Windsor, Sheffield and Birmingham, United Kingdom. In January 2006 we entered into a lease for a building in the Village of Mettawa, Illinois. The new facility will consolidate our Prospect Heights, Mount Prospect and Deerfield offices. Construction of the building began in the spring of 2006 with the move planned for first and second quarters of 2008.
Substantially all branch offices, divisional offices, corporate offices, regional processing and regional servicing center spaces are operated under lease with the exception of the headquarters building for our United Kingdom operations, a credit card processing facility in Las Vegas, Nevada; a processing center in Vernon Hills, Illinois; servicing facilities in London, Kentucky, Mt. Prospect, Illinois, Orlando, Florida and Chesapeake, Virginia and offices in Birmingham, United Kingdom. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.
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
Consumer Litigation
During the past several years, the press has widely reported certain industry related concerns that may impact us. Some of these involve the amount of litigation instituted against lenders and insurance companies operating in certain states and the large awards obtained from juries in those states. Like other companies in this industry, some of our subsidiaries are involved in lawsuits pending against them in these states. The cases, in particular, generally allege inadequate disclosure or misrepresentation of financing terms. In some suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Several of these suits purport to be class actions or have multiple plaintiffs. The judicial climate in these states is such that the outcome of all of these cases is unpredictable. Although our subsidiaries believe they have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Insurance carriers have been notified as appropriate, and from time to time reservations of rights letters have been received.
Credit Card Services Litigation
Since June 2005, HSBC Finance Corporation, HSBC North America, and HSBC, as well as other banks and the Visa and Master Card associations, were named as defendants in four class actions filed in Connecticut

HSBC Finance Corporation

and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al. (E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa, MasterCard and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. In response to motions of the plaintiffs on October 19, 2005, the Judicial Panel on Multidistrict Litigation (the “MDL Panel”) issued an order consolidating these suits and transferred all of the cases to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006. Discovery has begun. At this time, we are unable to quantify the potential impact from this action, if any.
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
The amended complaint purports to assert claims under the Federal securities laws, on behalf of all persons who purchased or otherwise acquired our securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with our collection, sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we, and other defendants, filed a motion to dismiss the complaint. On March 19, 2004, the Court granted in part, and denied in part the defendants’ motion to dismiss the complaint. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. On February 28, 2006, the Court also

HSBC Finance Corporation

dismissed all alleged §10 claims that arose prior to July 30, 1999, shortening the class period by 22 months. The bulk of fact discovery concluded on January 31, 2007. Expert discovery is expected to conclude on September 14, 2007. Separately, one of the defendants, Arthur Andersen LLP, entered into a settlement of the claims against Arthur Andersen. This settlement received Court approval in April 2006. At this time we are unable to quantify the potential impact from this action, if any.
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

					Mar. 29	Jan. 1
	Year Ended	Year Ended	Year Ended	Year Ended	Through	Through	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31	Mar. 28,	Dec. 31,
	2006	2005	2004	2003	2003	2003	2002

	(Successor)	(Successor)	(Successor)	(Combined)	(Successor)	(Predecessor)	(Predecessor)
	(in millions)
Statement of Income Data
Net interest income and other revenues-operating basis(1)	$15,488	$13,347	$12,454	$11,672	$8,888	$2,784	$11,178
Gain on sale of investment in Kanbay	123
Gain on bulk sale of private label receivables(2)	-	-	663	-	-	-	-
Loss on disposition of Thrift assets and deposits	-	-	-	-	-	-	378
Provision for credit losses on owned receivables-operating basis(1)	6,564	4,543	4,296	3,967	2,991	976	3,732
Total costs and expenses, excluding nonrecurring expense items(1)	6,760	6,141	5,691	5,032	3,850	1,182	4,290
HSBC acquisition related costs incurred by HSBC Finance Corporation	-	-	-	198	-	198	-
Settlement charge and related expenses	-	-	-	-	-	-	525
Adoption of FFIEC charge-off policies for domestic private label and credit card portfolios(1),(7)	-	-	190	-	-	-	-
Income taxes	844	891	1,000	872	690	182	695

Net income(1)	$1,443	$1,772	$1,940	$1,603	$1,357	$246	$1,558

Year Ended December 31,	2006	2005	2004	2003	2002

	(Successor)	(Successor)	(Successor)	(Combined)	(Predecessor)
	(in millions)
Balance Sheet Data
Total assets	$179,459	$156,669	$130,190	$119,052	$97,860
Receivables:(2)
Domestic:
Real estate secured	$94,209	$79,792	$61,946	$49,026	$44,140
Auto finance	12,193	10,434	7,490	4,138	2,024
Credit card	27,499	23,963	12,371	9,577	7,628
Private label	289	356	341	9,732	9,365
Personal non-credit card	18,245	15,900	12,049	9,624	11,685
Commercial and other	181	208	315	399	461

Total domestic	$152,616	$130,653	$94,512	$82,496	$75,303

HSBC Finance Corporation

Year Ended December 31,	2006	2005	2004	2003	2002

	(Successor)	(Successor)	(Successor)	(Combined)	(Predecessor)
	(in millions)
Foreign:
Real estate secured	$3,552	$3,034	$2,874	$2,195	$1,679
Auto finance	311	270	54	-	-
Credit card	215	147	2,264	1,605	1,319
Private label	2,220	2,164	3,070	2,872	1,974
Personal non-credit card	3,122	3,645	4,079	3,208	2,285
Commercial and other	-	-	2	2	2

Total foreign	$9,420	$9,260	$12,343	$9,882	$7,259

Total receivables:
Real estate secured	$97,761	$82,826	$64,820	$51,221	$45,819
Auto finance	12,504	10,704	7,544	4,138	2,024
Credit card	27,714	24,110	14,635	11,182	8,947
Private label	2,509	2,520	3,411	12,604	11,339
Personal non-credit card	21,367	19,545	16,128	12,832	13,970
Commercial and other	181	208	317	401	463

Total owned receivables	$162,036	$139,913	$106,855	$92,378	$82,562

Commercial paper, bank and other borrowings	$11,055	$11,454	$9,060	$9,354	$6,949
Due to affiliates(3)	15,172	15,534	13,789	7,589	-
Long term debt	127,590	105,163	85,378	79,632	75,751
Preferred stock(4)	575	575	1,100	1,100	1,193
Common shareholder’s(s’) equity(4),(5)	19,515	18,904	15,841	16,391	9,222

Year Ended December 31,	2006	2005	2004	2003	2002

	(Successor)	(Successor)	(Successor)	(Combined)	(Predecessor)
Selected Financial Ratios
Return on average assets(1)	.85%	1.27%	1.57%	1.46%	1.62%
Return on average common shareholder’s(s’) equity (1)	7.07	9.97	10.99	10.89	17.30
Net interest margin	6.56	6.73	7.33	7.75	7.57
Efficiency ratio(1)	41.55	44.10	42.05	42.97	42.77
Consumer net charge-off ratio(1)	2.97	3.03	4.00	4.06	3.81
Consumer two-month-and-over contractual delinquency	4.59	3.89	4.13	5.40	5.37
Reserves as a percent of net charge-offs(8)	145.8	123.8	89.9	105.7	106.5
Reserves as a percent of receivables	4.07	3.23	3.39	4.11	4.04
Reserves as a percent of nonperforming loans	114.8	106.9	100.9	92.8	93.7
Common and preferred equity to owned assets	11.19%	12.43%	13.01%	14.69%	10.64%
Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”)(6)	7.20	7.56	6.27	6.64	9.08
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)(6)(9)	11.08	10.55	9.04	9.50	11.87
Tangible common equity to tangible managed assets (6)	6.11	6.07	4.67	5.04	6.83
Excluding HSBC acquisition purchase accounting adjustments:
TETMA	7.85	8.52	7.97	8.55	9.08
TETMA + Owned Reserves	11.73	11.51	10.75	11.42	11.87
Tangible common equity to tangible managed assets	6.76	7.02	6.38	6.98	6.83

HSBC Finance Corporation

(1)	The following table, which contains non-U.S. GAAP financial information is provided for comparison of our operating trends only and should be read in conjunction with our U.S. GAAP financial information. For 2006, the operating trends, percentages and ratios presented below exclude the $78 million increase in net income relating to the sale of our interest in Kanbay International, Inc (“Kanbay”), an information technology services firm headquartered in greater Chicago with offices worldwide. For 2004, the operating trends, percentages and ratios presented below exclude the $121 million decrease in net income relating to the adoption of Federal Financial Institutions Examination Council (“FFIEC”) charge-off policies for our domestic private label (excluding retail sales contracts at our Consumer Lending business) and credit card receivables and the $423 million (after-tax) gain on the bulk sale of domestic private label receivables (excluding retail sales contracts at our Consumer Lending business) to an affiliate, HSBC Bank USA, National Association (“HSBC Bank USA”). For 2003, the operating results, percentages and ratios exclude $167 million (after-tax) of HSBC acquisition related costs and other merger related items and for 2002, exclude a $333 million (after-tax) settlement charge and related expenses and a $240 million (after-tax) loss on disposition of Thrift assets and deposits. See “Basis of Reporting” and “Reconciliations to U.S. GAAP Financial Measures” in Management’s Discussion and Analysis for additional discussion and quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

Year Ended December 31,	2006	2005	2004	2003	2002

	(Successor)	(Successor)	(Successor)	(Combined)	(Predecessor)
	(dollars are in millions)
Operating net income	$1,365	$1,772	$1,638	$1,770	$2,131
Return on average assets	.80%	1.27%	1.32%	1.61%	2.21%
Return on average common shareholder’s(s’) equity	6.68	9.97	9.21	12.08	23.94
Consumer net charge-off ratio	2.97	3.03	3.84	4.06	3.81
Efficiency ratio	41.89	44.10	43.84	41.21	36.43

(2)	In November 2006, we purchased $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) and we sold the capital stock of our operations in the Czech Republic, Hungary and Slovakia (the “European Operations”) to a wholly owned subsidiary of HSBC Bank plc (“HBEU”), which included $199 million of private label and personal non-credit card receivables. In the fourth quarter of 2006 we purchased Solstice Capital Group Inc. (“Solstice”) which included $32 million of real estate secured receivables. In 2005, we sold our U.K. credit card business, which included receivables of $2.5 billion, to HBEU and acquired $5.3 billion in credit card receivables in conjunction with our acquisition of Metris Companies, Inc. (“Metris”). In 2004, we sold $.9 billion of higher quality non-conforming real estate secured receivables and sold our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business) of $12.2 billion to HSBC Bank USA. In 2003, we sold $2.8 billion of higher quality non-conforming real estate secured receivables to HSBC Bank USA and acquired owned basis private label portfolios totaling $1.2 billion and credit card portfolios totaling $.9 billion. In 2002, we sold $6.3 billion of real estate secured whole loans from our Consumer Lending and Mortgage Services businesses and purchased a $.5 billion private label portfolio.

(3)	We had received $44.6 billion, $44.1 billion, $35.7 billion and $14.7 billion in HSBC related funding as of December 31, 2006, 2005, 2004 and 2003, respectively. See Liquidity and Capital Resources for the components of this funding.

(4)	In conjunction with the acquisition by HSBC, our 7.625%, 7.60%, 7.50% and 8.25% preferred stock was converted into the right to receive cash which totaled approximately $1.1 billion. In consideration of HSBC transferring sufficient funds to make these payments, we issued $1.1 billion Series A preferred stock to HSBC on March 28, 2003. Also on March 28, 2003, we called for redemption of our $4.30, $4.50 and 5.00% preferred stock. In September 2004, HSBC North America Holdings Inc. (“HSBC North America”) issued a new series of preferred stock to HSBC in exchange for our Series A preferred stock. In October 2004, HSBC Investments (North America) Inc. (“HINO”) issued a new series of preferred stock to HSBC North America in exchange for our Series A preferred stock. Our Series A preferred stock was exchanged by HINO for $1.1 billion of additional common equity in December 2005.

(5)	In 2006, we received a capital contribution of $163 million from HINO to fund a portion of the purchase in conjunction with our acquisition of the Champion portfolio. In 2005, we received a capital contribution of $1.2 billion from HINO to fund a portion of the purchase in conjunction with our acquisition of Metris. Common shareholder’s equity at December 31, 2006, 2005, 2004 and 2003 reflects push-down accounting adjustments resulting from the HSBC merger.

(6)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets are non-U.S. GAAP financial ratios that are used by HSBC Finance Corporation management or certain rating agencies as a measure to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

(7)	In December 2004, we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the FFIEC for our domestic private label (excluding retail sales contracts at our consumer lending business) and credit card portfolios. The adoption of the FFIEC charge-off policies resulted in a reduction to net income of $121 million in the fourth quarter of 2004. See “Credit Quality” in Management’s Discussion and Analysis and Note 4, “Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies,” in the accompanying consolidated financial statements for further discussion of these policy changes.

(8)	This ratio was positively impacted in 2006 by significantly higher loss estimates at our Mortgage Services business where the related charge-offs will not occur until future periods. In addition, the acquisition of Metris in December 2005 has positively impacted this ratio in 2005. Reserves as a percentage of net charge-offs excluding Metris at December 31, 2005 was 118.2 percent. Additionally, the adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and credit card portfolios and subsequent sale of the domestic private label portfolio (excluding retail sales contracts at our consumer lending business) in December 2004 have negatively impacted these ratios. Reserves as a percentage of net charge-offs excluding net charge-offs associated with the domestic private label portfolio sold in 2004 and the impact of adopting FFIEC charge-off policies for these portfolios was 109.2 percent.

(9)	This ratio was positively impacted in 2006 by significantly higher credit loss reserves at our Mortgage Services business.

HSBC Finance Corporation

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview
Organization and Basis of Reporting
HSBC Finance Corporation (formerly Household International, Inc.) and subsidiaries is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”) which is a wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation may also be referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as “we”, “us”, or “our”.
HSBC Finance Corporation provides middle-market consumers with several types of loan products in the United States, the United Kingdom, Canada, the Republic of Ireland and prior to November 9, 2006, Slovakia, the Czech Republic and Hungary (“European Operations”). Our lending products include real estate secured loans, auto finance loans, MasterCard(1), Visa(1), American Express(1) and Discover(1) credit card loans (“Credit Card”), private label credit card loans, including retail sales contracts and personal non-credit card loans. We also initiate tax refund anticipation loans and other related products in the United States and offer specialty insurance products in the United States, United Kingdom and Canada. We generate cash to fund our businesses primarily by collecting receivable balances, issuing commercial paper, medium and long term debt; borrowing from HSBC subsidiaries and customers and borrowing under secured financing facilities. We use the cash generated to invest in and support receivable growth, to service our debt obligations and to pay dividends to our parent.
2006 Events

•	We continue to monitor the impact of several trends affecting the mortgage lending industry. Real estate markets in a large portion of the United States have been affected by a general slowing in the rate of appreciation in property values, or an actual decline in some markets, while the period of time available properties remain on the market has increased. Additionally, the ability of some borrowers to repay their adjustable rate mortgage (“ARM”) loans have been impacted as the interest rates on their loans increase as rates adjust under their contracts. Interest rate adjustments on first mortgages may also have a direct impact on a borrower’s ability to repay any underlying second lien mortgage loan on a property. Similarly, as interest-only mortgage loans leave the interest-only payment period, the ability of borrowers to make the increased payments may be impacted. Numerous studies have been published indicating that mortgage loan originations throughout the industry from 2005 and 2006 are performing worse than originations from prior periods.

In 2005 and continuing into the first six months of 2006, second lien mortgage loans in our Mortgage Services business increased significantly as a percentage of total loans acquired when compared to prior periods. During the second quarter of 2006 we began to witness deterioration in the performance of mortgage loans acquired in 2005 by our Mortgage Services business, particularly in the second lien and portions of the first lien portfolios. The deterioration continued in the third quarter and began to affect these same components of loans acquired in 2006 by this business. In the fourth quarter of 2006, deterioration of these components worsened considerably, largely related to the first lien adjustable rate mortgage portfolio, as well as loans in the second lien portfolio. We have now been able to determine that a significant number of our second lien customers have underlying adjustable rate first mortgages that face repricing in the near-term which has impacted the probability of repayment on the related second lien mortgage loan. As the interest rate adjustments will occur in an environment of substantially higher interest rates, lower home value appreciation and tightening credit, we expect the

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated; Visa is a registered trademark of Visa USA, Inc.; American Express is a registered trademark of American Express Company and Discover is a registered trademark of Novus Credit Services, Inc.

HSBC Finance Corporation

probability of default for adjustable rate first mortgages subject to repricing as well as any second lien mortgage loans that are subordinate to an adjustable rate first lien will be greater than what we have historically experienced. As a result, our loss estimates relating to our Mortgage Services’ portfolio have increased.

Accordingly, while overall credit performance, as measured by delinquency and charge-off is performing as expected across other parts of our domestic mortgage portfolio, we are reporting higher delinquency and losses this year in the Mortgage Services business, largely as a result of the affected 2005 and 2006 originations. Numerous risk mitigation efforts have been implemented in this business relating to the affected components of the portfolio. These include enhanced segmentation and analytics to identify the higher risk portions of the portfolio and increased collections capacity. As appropriate and in accordance with defined policies, we will restructure and/or modify loans if we believe the customer will continue to pay. We are also contacting customers who have adjustable rate mortgage loans nearing the first reset that we expect will be the most impacted by a rate adjustment in order to assess their ability to make the adjusted payment and, as appropriate, refinance or modify the loans. Further, we have slowed growth in this portion of the portfolio by implementing repricing initiatives in selected origination segments and tightening underwriting criteria, especially for second lien, stated income (low documentation) and lower credit scoring segments. These actions, combined with normal portfolio attrition resulted in a net reduction in the principal balance of our Mortgage Services loan portfolio during the second half of 2006. We expect this portfolio to remain under pressure as the 2005 and 2006 originations season further. Accordingly, we expect the increasing trend in overall delinquency and charge-offs in our Mortgage Services business to continue.

•	On October 4, 2006, we purchased Solstice Capital Group Inc. (“Solstice”) with assets of approximately $49 million, in an all cash transaction for approximately $50 million. Additional consideration may be paid based on Solstice’s 2007 pre-tax income. Solstice markets a range of mortgage and home equity products to customers through direct mail. This acquisition will add momentum to our origination growth plan by providing an additional channel to customers.
•	We previously reported that as part of our continuing integration efforts with HSBC we were evaluating the scope of our U.K. and other European operations. As a result, in November 2006, we sold all of the capital stock of our European Operations to a wholly owned subsidiary of HSBC Bank plc (“HBEU”), a U.K. based subsidiary of HSBC, for an aggregate purchase price of approximately $46 million. Because the sale of this business was between affiliates under common control, the premium received in excess of the book value of the stock transferred of $13 million, including the goodwill assigned to this business, was recorded as an increase to additional paid-in capital and was not reflected in earnings.
•	On November 21, 2006, we sold our entire interest in Kanbay International, Inc (“Kanbay”), an information technology services firm headquartered in greater Chicago with offices worldwide, to Capgemini S.A. in an all cash transaction for an aggregate purchase price of $145 million and recorded a pre-tax gain of $123 million.
•	On November 29, 2006, we purchased the mortgage loan portfolio of Champion Mortgage (“Champion”), a division of KeyBank, N.A. for a purchase price of $2.5 billion. The portfolio acquisition consists of approximately 30,000 first and second lien mortgage and home equity loan customers, primarily in the non-prime credit spectrum. This acquisition will expand our presence in the non-prime real estate secured market and provide additional cross-sell opportunities and resulted in an increase in our real estate secured portfolio of $2.5 billion.
•	In 2006, Standard & Poor’s Corporation raised the senior debt rating for HSBC Finance Corporation from A to AA-, raised the senior subordinated debt rating from A- to A+, raised the commercial paper rating from A-1 to A-1+, and raised the Series B preferred stock rating from BBB+ to A. Also, during the fourth quarter of 2006 Standard and Poor’s Corporations changed our total outlook on our issuer default rating to “positive outlook”. During 2006, Moody’s Investors Service raised the rating for all of our debt with the Senior Debt Rating for HSBC Finance Corporation raised from A1 to Aa3 and the

HSBC Finance Corporation

Series B preferred stock rating for HSBC Finance Corporation from A3 to A2. Our short-term rating was also affirmed at Prime-1. In the third quarter of 2006, Fitch changed the total outlook on our issuer default rating to “positive outlook” from “stable outlook.”
•	In the fourth quarter of 2006 we established common management over our Consumer Lending and Mortgage Services businesses, including Decision One Mortgage Company, LLC (“Decision One”) to enhance our combined organizational effectiveness, drive operational efficiency and improve overall balance sheet management capabilities. As part of this effort, we are currently evaluating the most effective structure for our Mortgage Services operations which, depending upon the outcome, may change the scope and size of this business going forward.
•	In August 2005, Hurricane Katrina (“Katrina”) caused destruction and loss to individuals, businesses and public infrastructure. We recorded an incremental provision for credit losses for Katrina of $185 million in 2005. As a result of our continuing assessments, including customer contact and the collection of more information associated with the properties located in the Katrina Federal Emergency Management Agency (“FEMA”) designated areas, we reduced our estimate of credit loss exposure by approximately $90 million in 2006.
Performance, Developments and Trends
Our net income was $1.4 billion in 2006, $1.8 billion in 2005 and $1.9 billion in 2004. In measuring our results, management’s primary focus is on receivable growth and operating net income (a non-U.S. GAAP financial measure which excludes certain nonrecurring items). See “Basis of Reporting” for further discussion of operating net income. Operating net income was $1.4 billion in 2006 compared to $1.8 billion in 2005 and $1.6 billion in 2004. Operating net income decreased significantly in 2006 primarily due to a substantial increase in our provision for credit losses and higher costs and expenses, which was partially offset by higher net interest income and higher other revenues. As discussed in more detail above, the higher provision for credit losses was largely driven by higher delinquency and loss estimates at our Mortgage Services business as loans acquired in 2005 and 2006 in the second lien and portions of the first lien real estate secured portfolio are experiencing significantly higher delinquency and for loans acquired in 2005 and early 2006, higher charge-offs. Also contributing to the increase in loss provision was the impact of higher receivable levels and portfolio seasoning including the Metris portfolio acquired in December 2005. These increases were partially offset by lower bankruptcy losses as a result of reduced filings following the bankruptcy law changes in October 2005, the benefit of stable unemployment levels in the United States and as discussed more fully above, a reduction in the estimated loss exposure resulting from Katrina. Costs and expenses increased to support receivables growth including the full year impact in 2006 of our acquisition of Metris in December 2005, as well as increases in REO expenses as a result of higher volumes and higher losses on sale. These increases were partially offset by lower expenses at our U.K. business following the sale of the cards business in December 2005 and lower intangible amortization. The increase in net interest income was due to growth in average receivables and an improvement in the overall yield on the portfolio, partly offset by a higher cost of funds. Changes in receivable mix also contributed to the increase in yield due to the impact of increased levels of higher yielding credit card receivables due to lower securitization levels and our acquisition of Metris which contributed $161 million of net income in 2006. Other revenues on an operating basis increased primarily due to higher fee income and enhancement services revenue, as well as higher affiliate servicing fees, partially offset by lower other income, lower derivative income and lower securitization related income. Fee income and enhancement services revenue were higher in 2006 as a result of higher volumes in our credit card portfolios, primarily resulting from our acquisition of Metris. The increase in fee income was partially offset by the impact of FFIEC guidance which limits certain fee billings for non-prime credit card accounts. Affiliate servicing fees increased due to higher levels of receivables being serviced. The decrease in other income was primarily due to lower gains on sales of real estate secured receivables by our Decision One mortgage operations and an increase in the liability for estimated losses from indemnification provisions on Decision One loans previously sold. The decrease in derivative income was primarily due to a rising interest rate environment and a significant reduction during 2005 in the population of interest rate swaps which did not

HSBC Finance Corporation

qualify for hedge accounting under SFAS No. 133. Securitization related revenue decreased due to reduced securitization activity. Amortization of purchase accounting fair value adjustments increased net income by $96 million in 2006, which included $14 million relating to Metris, compared to $102 million in 2005, which included $1 million relating to Metris.
Operating net income increased in 2005 primarily due to higher other revenues and higher net interest income, partially offset by a higher provision for credit losses as well as higher costs and expenses. Other revenues on an operating basis increased primarily due to higher fee and other income as well as higher enhancement services revenues and higher gains on affiliate receivable sales and higher affiliate servicing fees, partially offset by lower derivative income and lower securitization related revenue. The higher gains on affiliate receivable sales and higher affiliate servicing revenue were largely driven by the gains on daily sales of domestic private label receivable originations and fees earned for servicing the domestic private label receivables sold to HSBC Bank USA, National Association (“HSBC Bank USA”) in December 2004. Fee income and enhancement services revenues were higher as a result of increased volume in our credit card portfolios. Other income was higher primarily due to higher gains on asset sales, including the sale of a real estate investment. These increases were partially offset by lower securitization related revenue due to reduced securitization activity and lower derivative income. The decrease in derivative income was primarily due to an increase in interest rates which reduced realized gains and to the reduction in the portfolio of receive variable interest rate swaps which do not qualify for hedge accounting under SFAS No. 133. The increase in net interest income was due to growth in average receivables and an improvement in the overall yield on the portfolio, partly offset by a higher cost of funds. As discussed in more detail below, the higher provision for credit losses was due to receivable growth, increased credit loss exposure from Katrina and higher charge-off due to significantly higher bankruptcy filings as a result of new bankruptcy legislation in the United States. Costs and expenses increased to support receivables growth as well as due to increases in marketing expenses, partially offset by lower other servicing and administrative expenses. Amortization of purchase accounting fair value adjustments increased net income by $102 million in 2005, which included $1 million relating to Metris, compared to $152 million in 2004.
Our net interest margin was 6.56 percent in 2006 compared to 6.73 percent in 2005 and 7.33 percent in 2004. The decrease in both 2006 and 2005 was due to higher funding costs, partially offset by improvements in the overall yield on the portfolio. Overall yields increased in both years due to increases in our rates on fixed and variable rate products which reflected market movements and various other repricing initiatives which, in 2006, included reduced levels of promotional rate balances. Yields in 2006 were also favorably impacted by receivable mix with increased levels of higher yielding products such as credit cards due in part to the full year benefit from the Metris acquisition and reduced securitization levels, increased levels of personal non-credit card receivables due to growth and higher levels of second lien real estate secured loans. Receivables mix contributed to higher yields in 2005 as increased levels of higher yielding credit cards and personal non-credit card receivables were held on the balance sheet due to lower securitization activity, but the effect of this on yields was partially offset by growth in lower yielding real estate secured and auto finance receivables as well as higher levels of near-prime receivables and a significant decline in the level of private label receivables due to the sale to HSBC Bank USA as discussed above.
Receivables increased to $162.0 billion at December 31, 2006, a 15.8 percent increase from December 31, 2005. With the exception of our private label portfolio, we experienced growth in all our receivable products with real estate secured receivables being the primary contributor of the growth. The increase in real estate secured receivable levels reflect organic growth as well as the $2.5 billion Champion portfolio purchased in November 2006. Real estate receivable growth was tempered in the second half of 2006 due to our previously discussed risk mitigation efforts at our Mortgage Services business which reduced, and will continue to reduce, the volume of correspondent purchases in the future which will have the effect of slowing growth in the real estate secured portfolio. Lower securitization levels at our Credit Card business also contributed to the increase in receivables in 2006.

HSBC Finance Corporation

Our return on average common shareholder’s(s’) equity (“ROE”) was 7.07 percent in 2006 compared to 9.97 percent in 2005, and 10.99 percent in 2004. Our return on average owned assets (“ROA”) was ..85 percent in 2006 compared to 1.27 percent in 2005 and 1.57 percent in 2004. On an operating basis, ROE was 6.68 percent in 2006 compared to 9.97 percent in 2005 and 9.21 percent in 2004, and ROA was .80 percent in 2006 compared to 1.27 percent in 2005 and 1.32 percent in 2004. The decrease in our operating basis ROE in 2006 reflects lower income and higher average equity. Operating basis ROA decreased during 2006 and 2005 as average owned assets increased at a faster pace than operating net income primarily due to significantly higher provision for credit losses in 2006, lower net interest margin in both years and in 2005, significantly lower derivative income.
Our efficiency ratio was 41.55 percent in 2006 compared to 44.10 percent in 2005 and 42.05 percent in 2004. Our efficiency ratio on an operating basis was 41.89 percent in 2006 compared to 44.10 percent in 2005 and 43.84 percent in 2004. The improvement in efficiency ratio in 2006 was primarily a result of higher net interest income and higher fee income and enhancement services revenues due to higher levels of receivables, partially offset by an increase in total costs and expenses to support receivable growth as well as higher losses on REO properties. The 2005 and 2004 ratios were significantly impacted by the results of the domestic private label portfolio which was sold in December 2004. Excluding the results of this domestic private label portfolio from both periods, our 2005 efficiency ratio improved 259 basis points as compared to 2004. This improvement was primarily a result of higher net interest income and other revenues due to higher levels of owned receivables partially offset by the increase in total costs and expenses to support receivable growth.
Credit Quality
Our two-months-and-over contractual delinquency ratio increased to 4.59 percent at December 31, 2006 from 3.89 percent at December 31, 2005. The increase in the total delinquency ratio was largely driven by higher real estate secured delinquency levels principally at our Mortgage Services business due to the deteriorating performance of certain loans acquired in 2005 and 2006 as more fully discussed above. Also contributing to the increase in delinquency ratio was higher credit card delinquency primarily due to the unusually low level of delinquency at the end of 2005 as a result of the impact of the changes in bankruptcy law as well as higher delinquency in the Metris portfolio and seasoning of the personal non-credit card portfolio. Dollars of delinquency at December 31, 2006 increased compared to December 31, 2005 due to higher levels of receivables in 2006, including lower securitization levels as well as higher delinquency levels in our real estate secured, credit card and personal non-credit card portfolios as discussed above. Lower bankruptcy filings also contributed to the increase in delinquency dollars and delinquency ratios as some customers who previously may have filed bankruptcy under the previous bankruptcy laws, and therefore charged off earlier, are progressing through the various stages of delinquency and will become credit charge-off.
Net charge-offs as a percentage of average consumer receivables for 2006 decreased 6 basis points from 2005. Decreases in personal bankruptcy net charge-offs in our credit card portfolio following the October 2005 bankruptcy law changes in the United States was substantially offset by higher net charge-offs in our real estate secured portfolio and in particular at our Mortgage Services business, as well as higher net charge-offs in our auto finance portfolio. Our auto finance portfolio also experienced higher net charge-offs in 2006 due to the seasoning of a growing portfolio and a one-time acceleration in charge-offs totaling $24 million as a result of a change in charge-off policy related to repossessed vehicles in December 2006.
During 2006, our credit loss reserve levels increased significantly as a result of higher loss estimates in our Mortgage Services business as previously discussed, higher levels of receivables due in part to lower securitization levels and higher dollars of delinquency driven by growth and portfolio seasoning. These increases were partially offset by lower personal bankruptcy levels, a reduction in the estimated loss exposure resulting from Katrina and the benefits of stable unemployment in the United States. We recorded loss provision in excess of net charge-offs of $2,045 million during 2006 of which $1,668 million ($1,411 million in the fourth quarter) related to our Mortgage Services business.

HSBC Finance Corporation

Funding and Capital
During 2006, we supplemented unsecured debt issuances with proceeds from the continuing sale of newly originated domestic private label receivables to HSBC Bank USA, debt issued to affiliates and secured financings. Because we are a subsidiary of HSBC, our credit ratings have improved and our credit spreads relative to Treasury Bonds have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. In 2006, Standard & Poor’s Corporation raised the ratings on HSBC Finance Corporation’s senior debt, commercial paper, and the Series B preferred stock. Also, during the fourth quarter of 2006 Standard and Poor’s Corporations changed our total outlook on our issuer default rating to “positive outlook”. During 2006, Moody’s Investors Service raised the rating for all of our debt. Our short term rating was also affirmed at Prime-1. In the third quarter of 2006, Fitch changed the total outlook on our issuer default rating to “positive outlook” from “stable outlook.” Primarily as a result of tightened credit spreads and improved funding availability, we recognized cash funding expense savings of approximately $940 million during 2006, $600 million in 2005 and $350 million in 2004 compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. These tightened credit spreads in combination with the issuance of HSBC Finance Corporation debt and other funding synergies including asset transfers and debt underwriting fees paid to HSBC affiliates have enabled HSBC to realize a pre-tax cash funding expense savings in excess of $1.0 billion for the year ended December 31, 2006.
Securitization of consumer receivables has historically been a source of funding and liquidity for us. In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under International Financial Reporting Standards (“IFRSs”), starting in the third quarter of 2004 we began to structure all new collateralized funding transactions as secured financings. However, because existing public credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in the fourth quarter of 2007. We will also continue to replenish at reduced levels certain non-public personal non-credit card securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. The termination of sale treatment on new collateralized funding activity has reduced our reported net income under U.S. GAAP since the third quarter of 2004. There has been no impact, however, on cash received from operations.
Tangible shareholders’ equity to tangible managed assets (“TETMA”) was 7.20 percent at December 31, 2006, and 7.56 percent at December 31, 2005. TETMA + Owned Reserves was 11.08 percent at December 31, 2006 and 10.55 percent at December 31, 2005. Tangible common equity to tangible managed assets was 6.11 percent at December 31, 2006 and 6.07 percent at December 31, 2005. Our capital levels reflect a capital contribution of $163 million in 2006 and $1.2 billion in 2005 from HSBC Investments (North America) Inc. (“HINO”). Capital levels also reflect common stock dividends of $809 million and $980 million paid to our parent in 2006 and 2005, respectively. Tangible common equity at December 31, 2005 reflects the exchange of our Series A Preferred Stock of $1.1 billion plus accrued and unpaid interest for common equity in December 2005. These ratios represent non-U.S. GAAP financial ratios that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.
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

HSBC Finance Corporation

and reduce our overall reliance on the debt markets. Our affiliation with HSBC has also expanded our access to a worldwide pool of potential investors.
Our results are also impacted by general economic conditions, primarily unemployment, underemployment and interest rates, which are largely out of our control. Because we generally lend to customers who have limited credit histories, modest incomes and high debt-to-income ratios or who have experienced prior credit problems, our customers are generally more susceptible to economic slowdowns than other consumers. When unemployment and underemployment increase, a higher percentage of our customers default on their loans and our charge-offs increase. Changes in interest rates generally affect both the rates that we charge to our customers and the rates that we must pay on our borrowings. In 2006, the interest rates that we paid on our debt increased. We have experienced higher yields on our receivables in 2006 as a result of increased pricing on variable rate products in line with market movements as well as other repricing initiatives. Our ability to adjust our pricing on some of our products reduces our exposure to an increase in interest rates. In 2007 and 2008, approximately $10.8 billion and $5.1 billion, respectively, of our adjustable rate mortgage loans will experience their first interest rate reset based on receivable levels outstanding at December 31, 2006. In addition, our analysis indicates that a significant portion of the second lien mortgages in our Mortgage Services portfolio at December 31, 2006 are subordinated to first lien adjustable rate mortgages that will face a rate reset in the next three years. As interest rates have risen over the last three years many adjustable rate loans are expected to require a significantly higher monthly payment following their first adjustment. As a result, delinquency and charge-offs are increasing. We are proactively contacting customers who we expect will be most impacted in order to assess their ability to make adjusted payments. As appropriate and in accordance with defined policy, some of these customers may be offered the opportunity to refinance or modify their loans. The primary risks and opportunities to achieving our business goals in 2007 are largely dependent upon economic conditions, which includes a weakened housing market, a slowing U.S. economy, a weakening consumer credit cycle and the impact of ARM resets, all of which could result in changes to loan volume, charge-offs, net interest income and ultimately net income.
Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Unless noted, the discussion of our financial condition and results of operations included in MD&A are presented on an owned basis of reporting. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:
Operating Results, Percentages and Ratios Certain percentages and ratios have been presented on an operating basis and have been calculated using “operating net income,” a non-U.S. GAAP financial measure. “Operating net income” is net income excluding certain nonrecurring items shown in the following table:

	2006	2005	2004

	(in millions)
Net income	$1,443	$1,772	$1,940
Gain on sale of investment in Kanbay, after tax	(78)	-	-
Gain on bulk sale of private label receivables, after tax	-	-	(423)
Adoption of FFIEC charge-off policies for domestic private label and credit card portfolios, after tax	-	-	121

Operating net income	$1,365	$1,772	$1,638

We believe that excluding these nonrecurring items helps readers of our financial statements to better understand the results and trends of our underlying business. Because our investment in Kanbay was not part of our normal business activities, we consider the gain on sale of such investment to be a nonrecurring item.

HSBC Finance Corporation

Additionally, while we continue to make daily sales of new private label receivable originations to HSBC Bank USA, we consider the initial gain on bulk sale of the receivable portfolio including the retained interests associated with securitized private label receivables as nonrecurring because our results of operations for 2004 also include the net interest income, fee income, credit losses and securitization related revenue generated by the portfolio and the related retained securitization interests through the date of sale on December 29, 2004. As a result of this transaction, our net interest income, fee income, provision for credit losses and securitization related revenue from this portfolio has been substantially reduced while other revenues has substantially increased as reduced securitization related revenue associated with private label receivables has been more than offset by gains from daily sales of newly originated private label receivables and servicing revenue on the portfolio received from HSBC Bank USA.
Equity Ratios Tangible shareholder’s equity to tangible managed assets (“TETMA”), tangible shareholder’s equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-U.S. GAAP financial measures that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy. Managed assets include owned assets plus loans which we have sold and service with limited recourse. These ratios may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is common and preferred equity to owned assets.
We and certain rating agencies also monitor our equity ratios excluding the impact of the HSBC acquisition purchase accounting adjustments. We do so because we believe that the HSBC acquisition purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations.
Preferred securities issued by certain non-consolidated trusts are considered equity in the TETMA and TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Prior to our acquisition by HSBC, our Adjustable Conversion Rate Equity Security Units were considered equity in these calculations.
International Financial Reporting Standards Because HSBC reports results in accordance with IFRSs and IFRSs results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRSs basis:

	Year Ended
	2006	2005

	(in millions)
Net income – U.S. GAAP basis	$1,443	$1,772
adjustments, net of tax:
Securitizations	25	155
Derivatives and hedge accounting (including fair value adjustments)	(171)	(83)
Intangible assets	113	174
Purchase accounting adjustments	42	292
Loan origination	(27)	(39)
Loan impairment	36	-
Loans held for sale	28	-
Interest recognition	33	-
Changes in tax estimates and exposures	94	66
Gain on sale of European Operations to HBEU subsidiary	12	-
Gain on sale of U.K. credit card business to HBEU	-	176
Other	56	47

Net income – IFRSs basis	$1,684	$2,560

HSBC Finance Corporation

Differences between U.S. GAAP and IFRSs are as follows:
Securitizations
IFRSs

•	The recognition of securitized assets is governed by a three-step process, which may be applied to the whole asset, or a part of an asset:

–	If the rights to the cash flows arising from securitized assets have been transferred to a third party and all the risks and rewards of the assets have been transferred, the assets concerned are derecognized.
–	If the rights to the cash flows are retained by HSBC but there is a contractual obligation to pay them to another party, the securitized assets concerned are derecognized if certain conditions are met such as, for example, when there is no obligation to pay amounts to the eventual recipient unless an equivalent amount is collected from the original asset.
–	If some significant risks and rewards of ownership have been transferred, but some have also been retained, it must be determined whether or not control has been retained. If control has been retained, HSBC continues to recognize the asset to the extent of its continuing involvement; if not, the asset is derecognized.

•	The impact from securitizations resulting in higher net income under IFRSs is due to the recognition of income on securitized receivables under U.S. GAAP in prior periods.
U.S. GAAP

•	SFAS 140 “Accounting for Transfers and Servicing of Finance Assets and Extinguishments of Liabilities” requires that receivables that are sold to a special purpose entity (“SPE”) and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over the securitized assets.
•	Control is surrendered over transferred assets if, and only if, all of the following conditions are met:

–	The transferred assets are put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.
–	Each holder of interests in the transferee (i.e. holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.
–	The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

•	If these conditions are not met the securitized assets should continue to be consolidated.
•	When HSBC retains an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the SPE, HSBC recognizes this interest at fair value on sale of the assets to the SPE.
Derivatives and hedge accounting
IFRSs

•	Derivatives are recognized initially, and are subsequently remeasured, at fair value. Fair values of exchange-traded derivatives are obtained from quoted market prices. Fair values of over-the-counter (“OTC”) derivatives are obtained using valuation techniques, including discounted cash flow models and option pricing models.
•	In the normal course of business, the fair value of a derivative on initial recognition is considered to be the transaction price (that is the fair value of the consideration given or received). However, in certain circumstances the fair value of an instrument will be evidenced by comparison with other observable current market transactions in the same instrument (without modification or repackaging) or will be based on a valuation technique whose variables include only data from observable markets, including

HSBC Finance Corporation

interest rate yield curves, option volatilities and currency rates. When such evidence exists, HSBC recognizes a trading gain or loss on inception of the derivative. When unobservable market data have a significant impact on the valuation of derivatives, the entire initial change in fair value indicated by the valuation model is not recognized immediately in the income statement but is recognized over the life of the transaction on an appropriate basis or recognized in the income statement when the inputs become observable, or when the transaction matures or is closed out.
•	Derivatives may be embedded in other financial instruments; for example, a convertible bond has an embedded conversion option. An embedded derivative is treated as a separate derivative when its economic characteristics and risks are not clearly and closely related to those of the host contract, its terms are the same as those of a stand-alone derivative, and the combined contract is not held for trading or designated at fair value. These embedded derivatives are measured at fair value with changes in fair value recognized in the income statement.
•	Derivatives are classified as assets when their fair value is positive, or as liabilities when their fair value is negative. Derivative assets and liabilities arising from different transactions are only netted if the transactions are with the same counterparty, a legal right of offset exists, and the cash flows are intended to be settled on a net basis.
•	The method of recognizing the resulting fair value gains or losses depends on whether the derivative is held for trading, or is designated as a hedging instrument and, if so, the nature of the risk being hedged. All gains and losses from changes in the fair value of derivatives held for trading are recognized in the income statement. When derivatives are designated as hedges, HSBC classifies them as either: (i) hedges of the change in fair value of recognized assets or liabilities or firm commitments (“fair value hedge”); (ii) hedges of the variability in highly probable future cash flows attributable to a recognized asset or liability, or a forecast transaction (“cash flow hedge”); or (iii) hedges of net investments in a foreign operation (“net investment hedge”). Hedge accounting is applied to derivatives designated as hedging instruments in a fair value, cash flow or net investment hedge provided certain criteria are met.
Hedge Accounting:

–	It is HSBC’s policy to document, at the inception of a hedge, the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking the hedge. The policy also requires documentation of the assessment, both at hedge inception and on an ongoing basis, of whether the derivatives used in the hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items attributable to the hedged risks.
Fair value hedge:

–	Changes in the fair value of derivatives that are designated and qualify as fair value hedging instruments are recorded in the income statement, together with changes in the fair values of the assets or liabilities or groups thereof that are attributable to the hedged risks.
–	If the hedging relationship no longer meets the criteria for hedge accounting, the cumulative adjustment to the carrying amount of a hedged item is amortized to the income statement based on a recalculated effective interest rate over the residual period to maturity, unless the hedged item has been derecognized whereby it is released to the income statement immediately.
Cash flow hedge:

–	The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. Any gain or loss relating to an ineffective portion is recognized immediately in the income statement.
–	Amounts accumulated in equity are recycled to the income statement in the periods in which the hedged item will affect the income statement. However, when the forecast transaction that is hedged results in the recognition of a non-financial asset or a non-financial liability, the gains and losses previously deferred in equity are transferred from equity and included in the initial measurement of the cost of the asset or liability.

HSBC Finance Corporation

–	When a hedging instrument expires or is sold, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity until the forecast transaction is ultimately recognized in the income statement. When a forecast transaction is no longer expected to occur, the cumulative gain or loss that was reported in equity is immediately transferred to the income statement.
Net investment hedge:

–	Hedges of net investments in foreign operations are accounted for in a similar manner to cash flow hedges. Any gain or loss on the hedging instrument relating to the effective portion of the hedge is recognized in equity; the gain or loss relating to the ineffective portion is recognized immediately in the income statement. Gains and losses accumulated in equity are included in the income statement on the disposal of the foreign operation.
Hedge effectiveness testing:

–	IAS 39 requires that at inception and throughout its life, each hedge must be expected to be highly effective (prospective effectiveness) to qualify for hedge accounting. Actual effectiveness (retrospective effectiveness) must also be demonstrated on an ongoing basis.
–	The documentation of each hedging relationship sets out how the effectiveness of the hedge is assessed.
–	For prospective effectiveness, the hedging instrument must be expected to be highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period for which the hedge is designated. For retrospective effectiveness, the changes in fair value or cash flows must offset each other in the range of 80 per cent to 125 per cent for the hedge to be deemed effective.
Derivatives that do not qualify for hedge accounting:

–	All gains and losses from changes in the fair value of any derivatives that do not qualify for hedge accounting are recognized immediately in the income statement.
U.S. GAAP

•	The accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” is generally consistent with that under IAS 39, which HSBC has followed in its IFRSs reporting from January 1, 2005, as described above. However, specific assumptions regarding hedge effectiveness under U.S. GAAP are not permitted by IAS 39.
•	The requirements of SFAS No. 133 have been effective from January 1, 2001.
•	The U.S. GAAP ‘shortcut method’ permits an assumption of zero ineffectiveness in hedges of interest rate risk with an interest rate swap provided specific criteria have been met. IAS 39 does not permit such an assumption, requiring a measurement of actual ineffectiveness at each designated effectiveness testing date.
•	In addition, IFRSs allows greater flexibility in the designation of the hedged item. Under U.S. GAAP, all contractual cash flows must form part of the designated relationship, whereas IAS 39 permits the designation of identifiable benchmark interest cash flows only.
•	Under U.S. GAAP, derivatives receivable and payable with the same counterparty may be reported net on the balance sheet when there is an executed ISDA Master Netting Arrangement covering enforceable jurisdictions. These contracts do not meet the requirements for offset under IAS 32 and hence are presented gross on the balance sheet under IFRSs.

HSBC Finance Corporation

Designation of financial assets and liabilities at fair value through profit and loss
IFRSs

•	Under IAS 39, a financial instrument, other than one held for trading, is classified in this category if it meets the criteria set out below, and is so designated by management. An entity may designate financial instruments at fair value where the designation:

–	eliminates or significantly reduces a measurement or recognition inconsistency that would otherwise arise from measuring financial assets or financial liabilities or recognizing the gains and losses on them on different bases; or
–	applies to a group of financial assets, financial liabilities or a combination of both that is managed and its performance evaluated on a fair value basis, in accordance with a documented risk management or investment strategy, and where information about that group of financial instruments is provided internally on that basis to management; or
–	relates to financial instruments containing one or more embedded derivatives that significantly modify the cash flows resulting from those financial instruments.

•	Financial assets and financial liabilities so designated are recognized initially at fair value, with transaction costs taken directly to the income statement, and are subsequently remeasured at fair value. This designation, once made, is irrevocable in respect of the financial instruments to which it relates. Financial assets and financial liabilities are recognized using trade date accounting.
•	Gains and losses from changes in the fair value of such assets and liabilities are recognized in the income statement as they arise, together with related interest income and expense and dividends.
•	Derivative income declined in 2006 largely due to tightened credit spreads on the application of the fair value option to our debt.
U.S. GAAP

•	Generally, for financial assets to be measured at fair value with gains and losses recognized immediately in the income statement, they must meet the definition of trading securities in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. Financial liabilities are usually reported at amortized cost under U.S. GAAP.
In 2006, a cumulative adjustment was recorded to increase net interest income under IFRSs by approximately $207 million ($131 million net of tax), largely to correct the amortization of purchase accounting adjustments on certain debt that was not included in the fair value option adjustments under IFRSs in 2005. Of the amount recognized, approximately $45 million, (after-tax), would otherwise have been recorded as an adjustment to IFRSs net income in 2005.
Goodwill, Purchase Accounting and Intangibles
IFRSs

•	Prior to 1998, goodwill under U.K. GAAP was written off against equity. HSBC did not elect to reinstate this goodwill on its balance sheet upon transition to IFRSs. From January 1, 1998 to December 31, 2003 goodwill was capitalized and amortized over its useful life. The carrying amount of goodwill existing at December 31, 2003 under U.K. GAAP was carried forward under the transition rules of IFRS 1 from January 1, 2004, subject to certain adjustments.
•	IFRS 3 “Business Combinations” requires that goodwill should not be amortized but should be tested for impairment at least annually at the reporting unit level by applying a test based on recoverable amounts.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their market price on the date the transaction is completed.
U.S. GAAP

•	Up to June 30, 2001, goodwill acquired was capitalized and amortized over its useful life which could not exceed 25 years. The amortization of previously acquired goodwill ceased with effect from December 31, 2001.

HSBC Finance Corporation

•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their average market price over a reasonable period before and after the date on which the terms of the acquisition are agreed and announced.
•	Changes in tax estimates of the basis in assets and liabilities or other tax estimates recorded at the date of acquisition by HSBC are adjusted against goodwill.
Loan origination
IFRSs

•	Certain loan fee income and incremental directly attributable loan origination costs are amortized to the income statement over the life of the loan as part of the effective interest calculation under IAS 39.
U.S. GAAP

•	Certain loan fee income and direct but not necessarily incremental loan origination costs, including an apportionment of overheads, are amortized to the income statement account over the life of the loan as an adjustment to interest income (SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.)
Loan impairment
IFRSs

•	Where statistical models, using historic loss rates adjusted for economic conditions, provide evidence of impairment in portfolios of loans, their values are written down to their net recoverable amount. The net recoverable amount is the present value of the estimated future recoveries discounted at the portfolio’s original effective interest rate. The calculations include a reasonable estimate of recoveries on loans individually identified for write-off pursuant to HSBC’s credit guidelines.
U.S. GAAP

•	Where the delinquency status of loans in a portfolio is such that there is no realistic prospect of recovery, the loans are written off in full, or to recoverable value where collateral exists. Delinquency depends on the number of days payment is overdue. The delinquency status is applied consistently across similar loan products in accordance with HSBC’s credit guidelines. When local regulators mandate the delinquency status at which write-off must occur for different retail loan products and these regulations reasonably reflect estimated recoveries on individual loans, this basis of measuring loan impairment is reflected in U.S. GAAP accounting. Cash recoveries relating to pools of such written-off loans, if any, are reported as loan recoveries upon collection.
Loans held for resale
IFRSs

•	Under IAS 39, loans held for resale are treated as trading assets.
•	As trading assets, loans held for resale are initially recorded at fair value, with changes in fair value being recognized in current period earnings.
•	Any gains realized on sales of such loans are recognized in current period earnings on the trade date.
U.S. GAAP

•	Under U.S. GAAP, loans held for resale are designated as loans on the balance sheet.
•	Such loans are recorded at the lower of amortized cost or market value (LOCOM). Therefore, recorded value cannot exceed amortized cost.
•	Subsequent gains on sales of such loans are recognized in current period earnings on the settlement date.

HSBC Finance Corporation

Interest recognition
IFRSs

•	The calculation and recognition of effective interest rates under IAS 39 requires an estimate of “all fees and points paid or received between parties to the contract” that are an integral part of the effective interest rate be included.
U.S. GAAP

•	FAS 91 also generally requires all fees and costs associated with originating a loan to be recognized as interest, but when the interest rate increases during the term of the loan it prohibits the recognition of interest income to the extent that the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation.
During the second quarter of 2006, we implemented a methodology for calculating the effective interest rate for introductory rate credit card receivables and in the fourth quarter of 2006, we implemented a methodology for calculating the effective interest rate for real estate secured prepayment penalties over the expected life of the products which resulted in an increase to interest income of $154 million ($97 million after-tax) being recognized for introductory rate credit card receivables and a decrease to interest income of $120 million ($76 million after-tax) being recognized for prepayment penalties on real estate secured loans. Of the amounts recognized, approximately $58 million (after-tax) related to introductory rate credit card receivables and approximately $11 million (after-tax) related to prepayment penalties on real estate secured loans would otherwise have been recorded as an IFRSs opening balance sheet adjustment as at January 1, 2005.
Gain on sale of U.K. credit card business and European Operations to Affiliate
IFRSs

•	IFRSs requires that all items of income and expense recognized in a period to be included in profit and loss unless another standard or an interpretation requires otherwise.
U.S. GAAP

•	U.S. GAAP requires that transfers of assets including non-financial assets between affiliates under common control be treated as capital transactions.
IFRS Management Basis Reporting As previously discussed, corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financial statements. In 2006 we initiated a project to refine the monthly internal management reporting process to place a greater emphasis on IFRS management basis reporting (a non-U.S. GAAP financial measure). As a result, operating results are now being monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees, are being made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. Therefore, we have changed the measurement of segment profit to IFRS Management Basis in order to align with our revised internal reporting structure. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP basis. For comparability purposes, we have restated segment results for the year ended December 31, 2005 to the IFRS Management Basis. When HSBC began reporting IFRS results in 2005, it elected to take advantage of certain options available during the year of transition from U.K. GAAP to IFRSs which provided, among other things, an exemption from applying certain IFRSs retrospectively. Therefore, the segment results reported for the year ended December 31, 2004 are presented on an IFRS Management Basis excluding the retrospective application of IAS 32, “Financial Instruments: Presentation” and IAS 39, “Financial Instruments: Recognition and Measurement” which took effect on January 1, 2005 and, as a result, the accounting for credit loss

HSBC Finance Corporation

impairment provisioning, deferred loan origination costs and premiums and derivative income for the year ended December 31, 2004 remain in accordance with U.K. GAAP, HSBC’s previous basis of reporting. Credit loss provisioning under U.K. GAAP differs from IFRSs in that IFRSs require a discounted cash flow methodology for estimating impairment as well as accruing for future recoveries of charged-off loans on a discounted basis. Under U.K. GAAP only sales incentives were treated as deferred loan origination costs which results in lower deferrals than those reported under IFRSs. Additionally, deferred costs and fees could be amortized over the contractual life of the underlying receivable rather than the expected life as required under IFRSs. Derivative and hedge accounting under U.K. GAAP differs from IFRSs in many respects, including the determination of when a hedge exists as well as the reporting of gains and losses. For a more detailed discussion of the differences between IFRSs and U.K. GAAP, see Exhibit 99.2 to this Form 10-K. Also, see “Basis of Reporting” for a more detailed discussion of the differences between IFRSs and U.S. GAAP.
Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures For quantitative reconciliations of non-U.S. GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to U.S. GAAP Financial Measures.”
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
We believe that of the significant accounting policies used in the preparation of our consolidated financial statements, the items discussed below involve critical accounting estimates and a high degree of judgment and complexity. Our management has discussed the development and selection of these critical accounting policies with our external auditors and the Audit Committee of our Board of Directors, including the underlying estimates and assumptions, and the Audit Committee has reviewed our disclosure relating to these accounting policies and practices in this MD&A.
Credit Loss Reserves Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed to us when they become contractually due. Consequently, we maintain credit loss reserves at a level that we consider adequate, but not excessive, to cover our estimate of probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing portfolio. Loss reserves are set at each business unit in consultation with Corporate Finance and Credit Risk Management. Loss reserve estimates are reviewed periodically, and adjustments are reflected through the provision for credit losses in the

HSBC Finance Corporation

period when they become known. We believe the accounting estimate relating to the reserve for credit losses is a “critical accounting estimate” for the following reasons:

•	The provision for credit losses totaled $6.6 billion in 2006, $4.5 billion in 2005 and $4.3 billion in 2004 and changes in the provision can materially affect net income. As a percentage of average receivables, the provision was 4.31 percent in 2006 compared to 3.76 percent in 2005 and 4.28 percent in 2004.
•	Estimates related to the reserve for credit losses require us to anticipate future delinquency and charge-off trends which are uncertain and require a high degree of judgment.
•	The reserve for credit losses is influenced by factors outside of our control such as customer payment patterns, economic conditions such as national and local trends in housing markets, interest rates, bankruptcy trends and changes in laws and regulations.
Because our loss reserve estimate involves judgment and is influenced by factors outside of our control, it is reasonably possible such estimates could change. Our estimate of probable net credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions which influence growth, portfolio seasoning, bankruptcy trends, trends in housing markets, the ability of customers to refinance their adjustable rate mortgages, delinquency rates and the flow of loans through the various stages of delinquency, or buckets, the realizable value of any collateral and actual loss exposure. Changes in such estimates could significantly impact our credit loss reserves and our provision for credit losses. For example, a 10% change in our projection of probable net credit losses on receivables could have resulted in a change of approximately $656 million in our credit loss reserve for receivables at December 31, 2006. The reserve for credit losses is a critical accounting estimate for all three of our reportable segments.
Credit loss reserves are based on estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis which utilizes recent historical data to estimate the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. In addition, our loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as natural disasters and global pandemics.
While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/ collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves as a percentage of nonperforming loans, reserves as a percentage of net charge-offs and number of months charge-off coverage in developing our loss reserve estimate. In addition to the above procedures for the establishment of our credit loss reserves, our Retail Credit Risk Management department independently evaluates the adequacy of our loss reserve levels.
We periodically re-evaluate our estimate of probable losses for consumer receivables. Changes in our estimate are recognized in our statement of income as provision for credit losses in the period that the estimate is changed. Our credit loss reserves for receivables increased $2.1 billion from December 31, 2005 to $6.6 billion at December 31, 2006 as a result of higher loss estimates in our Mortgage Services business due to the deteriorating performance in the second lien and portions of the first lien real estate secured loans acquired in 2005 and 2006, higher levels of receivables due in part to lower securitization levels, higher overall delinquency

HSBC Finance Corporation

levels in our portfolio driven by growth and portfolio seasoning and the impact of the acquisition of Metris in December 2005. These increases were partially offset by lower personal bankruptcy levels, a reduction in the estimated loss exposure resulting from Katrina and the benefits of stable unemployment in the United States. At December 31, 2006, we recorded loss reserves at our Mortgage Services business of $2.1 billion that included estimates of losses attributable to ARM resets on first and second liens, a higher charge-off rate and expected loss severity on second liens generally and particularly, second liens subordinate to ARMs held by other lenders that face a rate reset in the next three years. Our reserves as a percentage of receivables were 4.07 percent at December 31, 2006, 3.23 percent at December 31, 2005 and 3.39 percent at December 31, 2004. Reserves as a percentage of receivables increased compared to December 31, 2005 primarily due to higher real estate loss estimates as discussed above.
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
We believe the impairment testing of our goodwill and intangibles is a critical accounting estimate due to the level of goodwill ($7.0 billion) and intangible assets ($2.2 billion) recorded at December 31, 2006 and the significant judgment required in the use of discounted cash flow models to determine fair value. Discounted cash flow models include such variables as revenue growth rates, expense trends, interest rates and terminal values. Based on an evaluation of key data and market factors, management’s judgment is required to select the specific variables to be incorporated into the models. Additionally, the estimated fair value can be significantly impacted by the cost of capital used to discount future cash flows. The cost of capital percentage is generally derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables which are established on the basis of management’s judgment. Because our fair value estimate involves judgment and is influenced by factors outside our control, it is reasonably possible such estimates could change. When management’s judgment is that the anticipated cash flows have decreased and/or the cost of capital has increased, the effect will be a lower estimate of fair value. If the fair value is determined to be lower than the carrying value, an impairment charge will be recorded and net income will be negatively impacted.
Impairment testing of goodwill requires that the fair value of each reporting unit be compared to its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. For purposes of the annual goodwill impairment test, we assigned our goodwill to our reporting units. At July 1, 2006, the estimated fair value of each reporting unit exceeded its carrying value, resulting in none of our goodwill being impaired.
Impairment testing of intangible assets requires that the fair value of the asset be compared to its carrying amount. For all intangible assets, at July 1, 2006, the estimated fair value of each intangible asset exceeded it carrying value and, as such, none of our intangible assets were impaired.
Included in the sale of our European Operations in November 2006, was $13 million of goodwill attributable to this business. Subsequent to the sale, we performed an interim goodwill impairment test for our business remaining in the U.K. and European operations as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As the estimated fair value of our remaining U.K. and European operations exceeded our carrying value subsequent to the sale, we concluded that the remaining goodwill assigned to this reporting unit was not impaired.

HSBC Finance Corporation

As a result of the adverse change in the business climate experienced by our Mortgage Services business in the second half of 2006, we performed an interim goodwill impairment test for this reporting unit as of December 31, 2006. As the estimated fair value of our Mortgage Services business exceeded our carrying value, we concluded that the remaining goodwill assigned to this reporting unit was not impaired.
Valuation of Derivative Instruments and Derivative Income We regularly use derivative instruments as part of our risk management strategy to protect the value of certain assets and liabilities and future cash flows against adverse interest rate and foreign exchange rate movements. All derivatives are recognized on the balance sheet at fair value. As of December 31, 2006, the recorded fair values of derivative assets and liabilities were $1,461 million and $1,222 million, respectively. We believe the valuation of derivative instruments is a critical accounting estimate because certain instruments are valued using discounted cash flow modeling techniques in lieu of market value quotes. These modeling techniques require the use of estimates regarding the amount and timing of future cash flows, which are also susceptible to significant change in future periods based on changes in market rates. The assumptions used in the cash flow projection models are based on forward yield curves which are also susceptible to changes as market conditions change.
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
A derivative designated as an effective hedge will be tested for effectiveness in virtually all circumstances under the long-haul method (which at December 31, 2006 comprises 100 percent of our hedge portfolio based on notional amounts eligible for hedge accounting). For these transactions, we formally assess, both at the inception of the hedge and on a quarterly basis, whether the derivative used in a hedging transaction has been and is expected to continue to be highly effective in offsetting changes in fair values or cash flows of the hedged item. This assessment is conducted using statistical regression analysis.
If it is determined as a result of this assessment that a derivative is not expected to be a highly effective hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting as of the beginning of the quarter in which such determination was made. We also believe the assessment of the effectiveness of the derivatives used in hedging transactions is a critical accounting estimate due to the use of statistical regression analysis in making this determination. Similar to discounted cash flow modeling techniques, statistical regression analysis also requires the use of estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in market rates. Statistical regression analysis also involves the use of additional assumptions including the determination of the period over which the analysis should occur as well as selecting a convention for the treatment of credit spreads in the analysis. The statistical regression analysis for our derivative instruments is performed by either HSBC Bank USA or an independent third party.
The outcome of the statistical regression analysis serves as the foundation for determining whether or not the derivative is highly effective as a hedging instrument. This can result in earnings volatility as the mark-to-market on derivatives which do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in current period earnings. The mark-to market on derivatives which do not qualify as effective hedges was $28 million in 2006, $156 million in 2005 and $442 million in 2004. The

HSBC Finance Corporation

ineffectiveness associated with qualifying hedges was $169 million in 2006, $41 million in 2005 and $1 million in 2004. See “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the yearly trends.
For more information about our policies regarding the use of derivative instruments, see Note 2, “Summary of Significant Accounting Policies,” and Note 14, “Derivative Financial Instruments,” to the accompanying consolidated financial statements.
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
Receivables Review

The following table summarizes receivables at December 31, 2006 and increases (decreases) over prior periods:

		Increases (Decreases) From

		December 31,		December 31,
		2005		2004
	December 31,
	2006	$	%	$	%

	(dollars are in millions)
Real estate secured(1)	$97,761	$14,935	18.0%	$32,941	50.8%
Auto finance	12,504	1,800	16.8	4,960	65.7
Credit card	27,714	3,604	14.9	13,079	89.4
Private label	2,509	(11)	(0.4)	(902)	(26.4)
Personal non-credit card	21,367	1,822	9.3	5,239	32.5
Commercial and other	181	(27)	(13.0)	(136)	(42.9)

Total receivables	$162,036	$22,123	15.8%	$55,181	51.6%

(1) Real estate secured receivables are comprised of the following:

		Increases (Decreases) From

		December 31,		December 31,
		2005		2004
	December 31,
	2006	$	%	$	%

	(dollars are in millions)
Mortgage Services	$47,968	$6,413	15.4%	$19,265	67.1%
Consumer Lending	46,226	8,004	20.9	13,003	39.1
Foreign and all other	3,567	518	17.0	673	23.3

Total real estate secured	$97,761	$14,935	18.0%	$32,941	50.8%

HSBC Finance Corporation

Real estate secured receivables Real estate secured receivables can be further analyzed as follows:

		Increases (Decreases) From

		December 31,		December 31,
		2005		2004
	December 31,
	2006	$	%	$	%

	(dollars are in millions)
Real estate secured:
Closed-end:
First lien	$77,901	$11,082	16.6%	$23,769	43.9%
Second lien	15,090	3,275	27.7	7,168	90.5
Revolving:
First lien	556	(70)	(11.2)	(228)	(29.1)
Second lien	4,214	648	18.2	2,232	112.6

Total real estate secured	$97,761	$14,935	18.0%	$32,941	50.8%

Real estate secured receivables increased significantly over the year-ago period driven by growth in our branch and correspondent businesses. Growth in our branch-based Consumer Lending business improved because of higher sales volumes than in the prior year as we continue to emphasize real estate secured loans, including a near-prime mortgage product we first introduced in 2003. Also contributing to the increase was the acquisition of the $2.5 billion Champion portfolio in November 2006, as well as the $.4 billion in 2006 and the $1.7 billion in 2005 of acquisitions from a portfolio acquisition program. Our Mortgage Services correspondent business experienced growth in the first six months of 2006 as management continued to focus on junior lien loans through portfolio acquisitions and expanded our sources for purchasing newly originated loans from flow correspondents. This growth was partially offset when management revised its business plan and reduced purchases of second lien and selected higher risk products in the second half of 2006. These actions combined with normal portfolio attrition, resulted in a decline in the overall portfolio balance at our Mortgage Services business since June 2006. In addition, a decline in loan prepayments in 2006 due to the current rising interest rate environment resulted in lower run-off rates for our real estate secured portfolio. In 2005 we expanded our Canadian branch operations which has also experienced strong real estate secured receivable growth.

HSBC Finance Corporation

The following table summarizes various real estate secured receivables information for our Mortgage Services and Consumer Lending businesses:

	Year Ended December 31,

	2006			2005		2004

	Mortgage	Consumer		Mortgage	Consumer	Mortgage	Consumer
	Services	Lending		Services	Lending	Services	Lending

	(in millions)
Fixed rate	$21,733	$42,675	(1)	$18,876	$36,415	$12,789	$31,947
Adjustable rate	26,235	3,551		22,679	$1,807	15,914	1,276

Total	$47,968	$46,226		$41,555	$38,222	$28,703	$33,223

First lien	$38,031	$39,684		$33,897	$33,017	$25,225	$29,287
Second lien	9,937	6,542		7,658	5,205	3,478	3,936

Total	$47,968	$46,226		$41,555	$38,222	$28,703	$33,223

Adjustable rate	$20,108	$3,551		$17,826	$1,807	$14,859	$1,276
Interest only	6,127	-		4,853	-	1,055	-

Total adjustable rate	$26,235	$3,551		$22,679	$1,807	$15,914	$1,276

Total stated income (low documentation)	$11,772	$-		$7,344	$-	$3,112	$-

(1)	Includes interest-only loans of $46 million.
At December 31, 2006 real estate secured loans originated and acquired subsequent to December 31, 2004 by our Mortgage Services business accounted for approximately 70 percent of total Mortgage Services receivables in a first lien and approximately 90 percent of total Mortgage Services receivables in a second lien position.
Auto finance receivables Auto finance receivables increased over the year-ago period due to organic growth principally in the near-prime portfolio. We experienced increases in newly originated loans acquired from our dealer network and growth in the consumer direct loan program. Additionally in 2006, we experienced continued growth from the expansion of an auto finance program introduced in Canada in the second quarter of 2004 which at December 31, 2006, has grown to a network of 2,000 active dealer relationships.
Credit card receivables Credit card receivables reflect strong domestic organic growth in our Union Privilege and non-prime portfolios including Metris. Also contributing to the growth was the successful launch of a MasterCard/ Visa credit card program in Canada in 2005. Lower securitization levels also contributed to the increase at December 31, 2006. Receivable balances at December 31, 2005 were impacted by the $5.3 billion of receivables acquired as part of our acquisition of Metris as well as the sale of our U.K. credit card business which included $2.2 billion of MasterCard/ Visa receivables.
Private label receivables Private label receivables decreased in 2006 as a result of lower retail sales volumes in the U.K. and the termination of new domestic retail sales contract originations in October 2006, partially offset by growth in our Canadian business.

HSBC Finance Corporation

Personal non-credit card receivables Personal non-credit card receivables are comprised of the following:

		Increases (Decreases) From

		December 31,		December 31,
		2005		2004
	December 31,
	2006	$	%	$	%

	(dollars are in millions)
Domestic personal non-credit card	$13,763	$2,369	20.8%	$5,798	72.8%
Union Plus personal non-credit card	235	(98)	(29.4)	(240)	(50.5)
Personal homeowner loans	4,247	74	1.8	639	17.7
Foreign personal non-credit card	3,122	(523)	(14.3)	(958)	(23.5)

Total personal non-credit card receivables	$21,367	$1,822	9.3%	$5,239	32.5%

Personal non-credit card receivables increased during 2006 as a result of increased marketing, including several large direct mail campaigns.
Domestic and foreign personal non-credit card loans (cash loans with no security) are made to customers who may not qualify for either a real estate secured or personal homeowner loan (“PHL”). The average personal non-credit card loan is approximately $6,600 and 46 percent of the personal non-credit card portfolio is closed-end with terms ranging from 12 to 60 months. The Union Plus personal non-credit card loans are part of our affinity relationship with the AFL-CIO and are underwritten similar to other personal non-credit card loans.
PHL’s typically have terms of 120 to 240 months and are subordinate lien, home equity loans with high (100 percent or more) combined loan-to-value ratios which we underwrite, price and manage like unsecured loans. The average PHL is approximately $14,000. Because recovery upon foreclosure is unlikely after satisfying senior liens and paying the expenses of foreclosure, we do not consider the collateral as a source for repayment in our underwriting. Historically, these loans have performed better from a credit loss perspective than traditional unsecured loans as consumers are more likely to pay secured loans than unsecured loans in times of financial distress.
Distribution and Sales We reach our customers through many different distribution channels and our growth strategies vary across product lines. The Consumer Lending business originates real estate and personal non-credit card products through its retail branch network, direct mail, telemarketing, strategic alliances and Internet applications and purchases loans as part of a portfolio acquisition program. The Mortgage Services business originates real estate secured receivables sourced through brokers and purchases real estate secured receivables primarily through correspondents. Private label receivables are generated through point of sale, merchant promotions, application displays, Internet applications, direct mail and telemarketing. Auto finance receivables are generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance receivables are generated through direct lending which includes alliance partner referrals, Internet applications and direct mail as well as in our Consumer Lending branches. Credit card receivables are generated primarily through direct mail, telemarketing, Internet applications, application displays including in our Consumer Lending retail branch network, promotional activity associated with our co-branding and affinity relationships, mass media advertisements and merchant relationships sourced through our Retail Services business. We also supplement internally-generated receivable growth with strategic portfolio acquisitions.
Our acquisition by HSBC enabled us to enlarge our customer base through cross-selling products to HSBC customers as well as generate new business with various major corporations. The rebranding of the majority of our U.S. and Canadian businesses to the HSBC brand has positively impacted these efforts. A Consumer Finance team, which was established in 2004, has worked throughout 2005 and 2006 on a consultative basis to extend consumer finance offerings in select emerging markets across the HSBC Group.
Based on certain criteria, we offer personal non-credit card customers who meet our current underwriting standards the opportunity to convert their loans into real estate secured loans. This enables our customers to

HSBC Finance Corporation

have access to additional credit at lower interest rates. This also reduces our potential loss exposure and improves our portfolio performance as previously unsecured loans become secured. We converted approximately $665 million of personal non-credit card loans into real estate secured loans in 2006 and $652 million in 2005. It is not our practice to rewrite or reclassify delinquent secured loans (real estate or auto) into personal non-credit card loans.
Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statement of income.
Net interest income The following table summarizes net interest income:

Year Ended December 31,	2006	(1)	2005	(1)	2004	(1)

	(dollars are in millions)
Finance and other interest income	$17,562	11.31%	$13,216	10.61%	$10,945	10.28%
Interest expense	7,374	4.75	4,832	3.88	3,143	2.95

Net interest income	$10,188	6.56%	$8,384	6.73%	$7,802	7.33%

(1)    % Columns: comparison to average owned interest-earning assets.
The increase in net interest income during 2006 was due to higher average receivables and higher overall yields, partially offset by higher interest expense. Overall yields increased due to increases in our rates on fixed and variable rate products which reflected market movements and various other repricing initiatives which in 2006 included reduced levels of promotional rate balances. Yields in 2006 were also favorably impacted by receivable mix with increased levels of higher yielding products such as credit cards, due in part to the full year benefit from the Metris acquisition and reduced securitization levels; higher levels of personal non-credit card receivables due to growth and higher levels of second lien real estate secured loans. The higher interest expense, which contributed to lower net interest margin, was due to a larger balance sheet and a significantly higher cost of funds due to a rising interest rate environment. In addition, as part of our overall liquidity management strategy, we continue to extend the maturity of our liability profile which results in higher interest expense. Our purchase accounting fair value adjustments include both amortization of fair value adjustments to our external debt obligations and receivables. Amortization of purchase accounting fair value adjustments increased net interest income by $418 million in 2006, which included $62 million relating to Metris and $520 million in 2005, which included $4 million relating to Metris.
The increase in net interest income during 2005 was due to higher average receivables and a higher overall yield, partially offset by higher interest expense. Overall yields increased as our rates on variable rate products increased in line with market movements and other repricing initiatives more than offset a decline in real estate secured and auto finance yields. Changes in receivable mix also contributed to the increase in yield as the impact of increased levels of higher yielding credit card and personal non-credit card receivables due to lower securitization levels was partially offset by growth in lower yielding real estate secured receivables. Receivable mix was also significantly impacted by lower levels of private label receivables as a result of the sale of our domestic private label portfolio (excluding retail sales contracts at our consumer lending business) in December 2004. Amortization of purchase accounting fair value adjustments increased net interest income by $520 million in 2005 and $743 million in 2004.
Net interest margin was 6.56 percent in 2006, 6.73 percent in 2005 and 7.33 percent in 2004. Net interest margin decreased in both 2006 and 2005 as the improvement in the overall yield on our receivable portfolio, as

HSBC Finance Corporation

discussed above, was more than offset by the higher funding costs. The following table shows the impact of these items on net interest margin:

	2006	2005

Net interest margin – December 31, 2005 and 2004, respectively	6.73%	7.33%
Impact to net interest margin resulting from:
Bulk sale of domestic private label portfolio in December 2004	-	(.24)
Receivable pricing	.32	.11
Receivable mix	.07	.12
Sale of U.K. card business in December 2005	.04	-
Metris acquisition in December 2005	.34	.03
Cost of funds change	(.89)	(.79)
Investment securities mix	-	.06
Other	(.05)	.11

Net interest margin – December 31, 2006 and 2005, respectively	6.56%	6.73%

The varying maturities and repricing frequencies of both our assets and liabilities expose us to interest rate risk. When the various risks inherent in both the asset and the debt do not meet our desired risk profile, we use derivative financial instruments to manage these risks to acceptable interest rate risk levels. See “Risk Management” for additional information regarding interest rate risk and derivative financial instruments.
Provision for credit losses The provision for credit losses includes current period net credit losses and an amount which we believe is sufficient to maintain reserves for losses of principal, interest and fees, including late, overlimit and annual fees, at a level that reflects known and inherent losses in the portfolio. Growth in receivables and portfolio seasoning ultimately result in higher provision for credit losses. The provision for credit losses may also vary from year to year depending on a variety of additional factors including product mix and the credit quality of the loans in our portfolio including, historical delinquency roll rates, customer account management policies and practices, risk management/ collection policies and practices related to our loan products, economic conditions such as national and local trends in housing markets and interest rates, changes in laws and regulations and our analysis of performance of products originated or acquired at various times.
The following table summarizes provision for owned credit losses:

Year Ended December 31,	2006	2005	2004

	(in millions)
Provision for credit losses	$6,564	$4,543	$4,334
Our provision for credit losses increased $2,021 million during 2006. The provision for credit losses in 2005 included increased provision expense of $185 million relating to Katrina and $113 million in the fourth quarter due to bankruptcy reform legislation. Excluding these adjustments and a subsequent release of $90 million of Katrina reserves in 2006, the provision for credit losses increased $2,409 million or 57 percent in 2006. The increase in the provision for credit losses was largely driven by deterioration in the performance of mortgage loans acquired in 2005 and 2006 by our Mortgage Services business, particularly in the second lien and portions of the first lien portfolios which has resulted in higher delinquency, charge-off and loss estimates in these portfolios. This deterioration worsened considerably in the fourth quarter of 2006, largely related to the first lien adjustable rate mortgage portfolio as well as loans in the second lien portfolio. We have now been able to determine that a significant number of our second lien customers have underlying adjustable rate first mortgages that face repricing in the near-term which has impacted the probability of repayment on the related second lien mortgage loan. As the interest rate adjustments will occur in an environment of substantially higher interest rates, lower home value appreciation and tightening credit, we expect the probability of default

HSBC Finance Corporation

for adjustable rate first mortgages subject to repricing as well as any second lien mortgage loans that are subordinate to an adjustable rate first lien will be greater than what we have historically experienced.
Also contributing to this increase in provision in 2006 was the impact of higher receivable levels and normal portfolio seasoning including the Metris portfolio acquired in December 2005. These increases were partially offset by reduced bankruptcy filings, the benefit of stable unemployment levels in the United States and the sale of the U.K. card business in December 2005. Net charge-off dollars for 2006 increased $866 million compared to 2005 driven by our Mortgage Services business, as loans originated and acquired in 2005 and early 2006 are experiencing higher charge-offs. Also contributing to the increase in net charge-off dollars was higher credit card charge-off due to the full year impact of the Metris portfolio, the one-time accelerations of charge-offs at our Auto Finance business due to a change in policy, the discontinuation of a forbearance program at our U.K. business (see “Credit Quality” for further discussion) and the impact of higher receivable levels and portfolio seasoning in our auto finance and personal non-credit card portfolios. These increases were partially offset by the impact of reduced bankruptcy levels following the spike in filings and subsequent charge-off we experienced in the fourth quarter of 2005 as a result of the legislation enacted in October 2005, the benefit of stable unemployment levels in the United States, and the sale of the U.K. card business in December 2005.
Our provision for credit losses increased during 2005 primarily due to increased credit loss exposure as a result of Katrina and higher bankruptcy losses due to increased bankruptcy filings as a result of a new bankruptcy law in the United States. Excluding the increased credit loss provision related to Katrina and the impact from the increased bankruptcy filings in 2005, our provision for credit losses declined in 2005 as a shift in portfolio mix to higher levels of secured receivables, primarily as a result of the sale of our domestic private label portfolio (excluding retail sales contracts at our Consumer Lending business) in December 2004, were partially offset by increased requirements due to receivable growth, including lower securitization levels and higher credit loss exposure in the U.K. Net charge-off dollars decreased in 2005 compared to 2004 primarily due to the lower delinquency levels we experienced as a result of the strong economy. These improvements were partially offset by receivable growth as well as higher bankruptcy related charge-offs in the fourth quarter of 2005 as a result of a new bankruptcy law in the United States.
We increased our credit loss reserves in both 2006 and 2005 as the provision for credit losses was $2,045 million greater than net charge-offs in 2006 (which included $1,668 million related to our Mortgage Services business) and $890 million greater than net charge-off in 2005. The provision as a percent of average owned receivables was 4.31 percent in 2006, 3.76 percent in 2005 and 4.28 percent in 2004. The increase in 2006 reflects higher loss estimates and charge-offs at our Mortgage Services business as discussed above, as well as higher dollars of delinquency in our other businesses driven by growth and portfolio seasoning. Reserve levels also increased due to higher early stage delinquency consistent with the industry trend in certain Consumer Lending real estate secured loans originated since late 2005. The decrease in 2005 reflects receivable growth, partially offset by the impact of Katrina and higher provision resulting from the increased bankruptcy filings as a result of new bankruptcy legislation in the United States.
See “Critical Accounting Policies,” “Credit Quality,” “Analysis of Credit Loss Reserves Activity” and “Reconciliations to U.S. GAAP Financial Measures” for additional information regarding our loss reserves and the adoption of FFIEC policies. See Note 7, “Credit Loss Reserves” in the accompanying consolidated financial statements for additional analysis of loss reserves.

HSBC Finance Corporation

Other revenues The following table summarizes other revenues:

Year Ended December 31,	2006	2005	2004

	(in millions)
Securitization related revenue	$167	$211	$1,008
Insurance revenue	1,001	997	882
Investment income	274	134	137
Derivative income	190	249	511
Fee income	1,911	1,568	1,091
Enhancement services revenue	515	338	251
Taxpayer financial services revenue	258	277	217
Gain on bulk sale of private label receivables	-	-	663
Gain on receivable sales to HSBC affiliates	422	413	39
Servicing fees from HSBC affiliates	506	440	57
Other income	179	336	307

Total other revenues	$5,423	$4,963	$5,163

Securitization related revenue is the result of the securitization of our receivables and includes the following:

Year Ended December 31,	2006	2005	2004

	(in millions)
Net initial gains(1)	$-	$-	$25
Net replenishment gains(2)	30	154	414
Servicing revenue and excess spread	137	57	569

Total	$167	$211	$1,008

(1)	Net initial gains reflect inherent recourse provisions of $47 million in 2004.

(2)	Net replenishment gains reflect inherent recourse provisions of $41 million in 2006, $252 million in 2005 and $850 million in 2004.
The decline in securitization related revenue in 2006 and 2005 was due to decreases in the level of securitized receivables and higher run-off due to shorter expected lives of securitization trusts as a result of our decision in the third quarter of 2004 to structure all new collateralized funding transactions as secured financings. Because existing public credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in the fourth quarter of 2007. We will continue to replenish at reduced levels, certain non-public personal non-credit card securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. While the termination of sale treatment on new collateralized funding activity and the reduction of sales under replenishment agreements reduced our reported net income under U.S. GAAP, there is no impact on cash received from operations.
See Note 2, “Summary of Significant Accounting Policies,” and Note 8, “Asset Securitizations,” to the accompanying consolidated financial statements and “Off Balance Sheet Arrangements and Secured Financings” for further information on asset securitizations.
Insurance revenue increased in 2006 primarily due to higher sales volumes and new reinsurance activity beginning in the third quarter of 2006 in our domestic operations. These increases in 2006 were partially offset by lower insurance sales volumes in our U.K. operations. The increase in 2005 was due to increased sales volumes for many of our insurance products in both our U.K. and domestic operations.

HSBC Finance Corporation

Investment income, which includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities, increased in 2006 primarily due to the $123 million gain on sale of our investment in Kanbay. In 2005, the lower average investment balances and lower gains from security sales were largely offset by higher yields on our investments.
Derivative income, which includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS No. 133 as well as the ineffectiveness on derivatives associated with our qualifying hedges is summarized in the table below:

	2006	2005	2004

	(in millions)
Net realized gains (losses)	$(7)	$52	$68
Mark-to-market on derivatives which do not qualify as effective hedges	28	156	442
Ineffectiveness	169	41	1

Total	$190	$249	$511

In 2006, derivative income decreased primarily due to a significant reduction during 2005 in the population of interest rate swaps which do not qualify for hedge accounting under SFAS No. 133. In addition, during 2006 we have experienced a rising interest rate environment compared to a yield cure that generally flattened in the comparable period of 2005. The income from ineffectiveness in both periods resulted from the designation during 2005 of a significant number of our derivatives as effective hedges under the long-haul method of accounting. These derivatives had not previously qualified for hedge accounting under SFAS No. 133. In addition, all of the hedge relationships which qualified under the shortcut method provisions of SFAS No. 133 have now been redesignated, substantially all of which are hedges under the long-haul method of accounting. Redesignation of swaps as effective hedges reduces the overall volatility of reported mark-to-market income, although establishing such swaps as long-haul hedges creates volatility as a result of hedge ineffectiveness. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the year ended December 31, 2006 should not be considered indicative of the results for any future periods.
Fee income, which includes revenues from fee-based products such as credit cards, increased in 2006 and 2005 due to higher credit card fees, particularly relating to our non-prime credit card portfolio due to higher levels of credit card receivables, including the Metris portfolio acquired in December 2005 and in 2005, improved interchange rates. Increases in 2006 were partially offset by the impact of FFIEC guidance which limits certain fee billings for non-prime credit card accounts and higher rewards program expenses. Increases in 2005 were partially offset by lower private label credit card fees and higher rewards program expenses. The lower private label credit card fees were the result of the bulk sale of domestic private label receivables to HSBC Bank USA in December 2004.
Enhancement services revenue, which consists of ancillary credit card revenue from products such as Account Secure Plus (debt waiver) and Identity Protection Plan, was higher in 2006 and 2005 primarily as a result of higher levels of credit card receivables and higher customer acceptance levels. Additionally, the acquisition of Metris in December 2005 contributed to higher enhancement services revenue in 2006.
Taxpayer financial services (“TFS”) revenue decreased as 2005 TFS revenues reflects gains of $24 million on the sales of certain bad debt recovery rights to a third party. Excluding the impact of these gains in the prior year, TFS revenue increased due to increased loan volume during the 2006 tax season. The increase in 2005 was a result of increased loan volume in the 2005 tax season as well as the gains on the sale of bad debt recovery rights discussed above.

HSBC Finance Corporation

Gain on bulk sale of private label receivables resulted from the sale of $12.2 billion of domestic private label receivables including the retained interests associated with securitized private label receivables to HSBC Bank USA in December 2004. See Note 4, “Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies,” to the accompanying consolidated financial statements for further information.
Gains on receivable sales to HSBC affiliates in 2006 and 2005 includes the daily sales of domestic private label receivable originations (excluding retail sales contracts) and certain credit card account originations to HSBC Bank USA as well as gains on bulk sales of real estate secured receivables to HSBC Bank USA by our Decision One mortgage operations in 2006. In 2004, gains on receivable sales to HSBC affiliates includes the bulk sale of real estate secured receivables in March 2004 as well as certain credit card account originations to HSBC Bank USA. See Note 4, “Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies,” to the accompanying consolidated financial statements for further information.
Servicing fees from HSBC affiliates represents revenue received under service level agreements under which we service credit card and domestic private label receivables as well as real estate secured and auto finance receivables for HSBC affiliates. The increases primarily relate to higher levels of receivables being serviced on behalf of HSBC Bank USA and in 2006 the servicing fees we receive for servicing the credit card receivables sold to HBEU in December 2005.
Other income decreased in 2006 primarily due to lower gains on sales of real estate secured receivables by our Decision One mortgage operations and an increase in the liability for estimated losses from indemnification provisions on Decision One loans previously sold. Lower gains on miscellaneous asset sales, including real estate investments also contributed to the decrease in other income. The increase in 2005 was primarily due to higher gains on miscellaneous asset sales, including the sale of a real estate investment.
Costs and Expenses The following table summarizes total costs and expenses:

Year Ended December 31,	2006	2005	2004

	(in millions)
Salaries and employee benefits	$2,333	$2,072	$1,886
Sales incentives	358	397	363
Occupancy and equipment expenses	317	334	323
Other marketing expenses	814	731	636
Other servicing and administrative expenses	1,115	917	958
Support services from HSBC affiliates	1,087	889	750
Amortization of intangibles	269	345	363
Policyholders’ benefits	467	456	412

Total costs and expenses	$6,760	$6,141	$5,691

Salaries and employee benefits increased in 2006 and 2005 as a result of additional staffing, primarily in our Consumer Lending, Mortgage Services, Retail Services and Canadian operations as well as in our corporate functions to support growth. Salaries in 2006 were also higher due to additional staffing in our Credit Card Services operations as a result of the acquisition of Metris in December 2005 which was partially offset by lower staffing levels in our U.K. business as a result of the sale of the cards business in 2005.
Effective December 20, 2005, our U.K. based technology services employees were transferred to HBEU. As a result, operating expenses relating to information technology, which were previously reported as salaries and fringe benefits, are now billed to us by HBEU and reported as support services from HSBC affiliates.
Sales incentives decreased in 2006 due to lower origination volumes in our Mortgage Services business due to the decision to reduce purchases including second lien and selected higher risk products in the second half of 2006. Also contributing to the decrease in 2006 was lower volumes in our U.K. business partially offset by

HSBC Finance Corporation

increases in our Canadian operations. Sales incentives increased in 2005 due to higher volumes in both our Consumer Lending and Mortgage Services businesses.
Occupancy and equipment expenses decreased in 2006 as a result of the sale of our U.K. credit card business in December 2005 which included the lease associated with the credit card call center as well as lower repairs and maintenance costs. These decreases were partially offset by higher occupancy and equipment expenses resulting from our acquisition of Metris in December 2005. Occupancy and equipment expenses increased in 2005 as higher occupancy expense and higher repairs and maintenance costs were partially offset by lower depreciation.
Other marketing expenses includes payments for advertising, direct mail programs and other marketing expenditures. The increase in 2006 was primarily due to increased domestic credit card marketing expense including the Metris portfolio acquired in December 2005, and expenses related to the launch of a co-brand credit card in the third quarter of 2006, partially offset by decreased expenses in our U.K. operations as a result of the sale of our U.K. card business in December 2005. The increase in 2005 was primarily due to increased domestic credit card marketing expenses due to higher non-prime marketing expense and investments in new marketing initiatives. Changes in contractual marketing responsibilities in July 2004 associated with the General Motors (“GM”) co-branded credit card also resulted in increased expenses in 2005.
Other servicing and administrative expenses increased in 2006 as a result of higher REO expenses due to higher volumes and higher losses, higher systems costs and higher insurance operating expense in our U.K. operations. The increase in 2006 also reflects lower deferred origination costs at our Mortgage Services business due to lower volumes. Other servicing and administrative expenses decreased in 2005 due to lower REO expenses and a lower estimate of exposure relating to accrued finance charges associated with certain loan restructures which were partially offset by higher systems costs.
Support services from HSBC affiliates, which includes technology and other services charged to us by HTSU since January 1, 2004 and by HBEU since December 20, 2005, increased in 2006 and 2005 primarily due to growth.
Amortization of intangibles decreased in 2006 and 2005 due to lower intangible amortization related to our purchased credit card relationships due to a contract renegotiation with one of our co-branded credit card partners in 2005 and lower amortization associated with an individual contractual relationship. These decreases in 2006 were partially offset by amortization expense associated with the Metris cardholder relationships. Additionally, 2006 amortization expense was lower following the sale of the U.K. card business in 2005 and the write-off related to a trade name in the U.K. in 2005.
Policyholders’ benefits increased in 2006 due to higher sales volumes and new reinsurance activity in our domestic operations beginning in the third quarter of 2006, partially offset by decreased sales volumes in our U.K. operations as well as lower amortization of fair value adjustments relating to our insurance business. Policyholders’ benefits increased in 2005 due to a continuing increase in insurance sales volumes in both our U.K. and domestic operations, partially offset by lower amortization of fair value adjustments relating to our insurance business.
The following table summarizes our efficiency ratio:

Year Ended December 31,	2006	2005	2004

U.S. GAAP basis efficiency ratio	41.55%	44.10%	42.05%
Operating basis efficiency ratio(1)	41.89	44.10	43.84

(1)	Represents a non-U.S. GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-U.S. GAAP financial measure and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations of our operating efficiency ratio to our owned basis U.S. GAAP efficiency ratio.

HSBC Finance Corporation

Our efficiency ratios improved due to higher net interest income and higher fee income and enhancement services revenues due to higher levels of receivables, partially offset by an increase in total costs and expenses to support receivable growth as well as higher losses on REO properties. Our efficiency ratio in 2005 was significantly impacted by the results of the domestic private label receivable portfolio which was sold in December 2004. Excluding the results of this domestic private label portfolio from both the 2005 and 2004 periods, our 2005 efficiency ratio improved 259 basis points as compared to 2004. This improvement is primarily a result of higher net interest income and other revenues due to higher levels of owned receivables, partially offset by the increase in total costs and expenses to support receivable growth.
Income taxes Our effective tax rates were as follows:

Year Ended December 31,	Effective Tax Rate

2006	36.9%
2005	33.5
2004	34.0
The increase in the effective tax rate for 2006 was due to higher state income taxes and lower tax credits as a percentage of income before taxes. The increase in state income taxes was primarily due to an increase in the blended statutory tax rate of our operating companies. The decrease in the effective tax rate in 2005 is attributable to lower state tax rates and lower pretax income with low income housing tax credits remaining constant. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.
Segment Results – IFRS Management Basis

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our Consumer Lending, Mortgage Services, Retail Services and Auto Finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa and other credit card business. Our International segment consists of our foreign operations in the United Kingdom, Canada, the Republic of Ireland, and prior to November 2006 our operations in Slovakia, the Czech Republic and Hungary.
The composition of our business segments is consistent with that reported in our 2005 Form 10-K. However, as previously discussed, corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financials statements. In 2006 we initiated a project to refine the monthly internal management reporting process to place a greater emphasis on IFRS Management Basis reporting (a non-U.S. GAAP financial measure). As a result, operating results are now monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees, are now being made almost exclusively on an IFRS Management Basis. As previously discussed, IFRS Management Basis results are IFRSs results which assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. Therefore, we have changed the measurement of segment profit to an IFRS Management Basis in order to align with our revised internal reporting structure. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 21, “Business Segments,” in the accompanying consolidated financial statements.
For comparability purposes, we have restated segment results for the year ended December 31, 2005 to the IFRS Management Basis. When HSBC began reporting IFRS results in 2005, it elected to take advantage of certain options available during the year of transition from U.K. GAAP to IFRSs which provided, among

HSBC Finance Corporation

other things, an exemption from applying certain IFRSs retrospectively. Therefore, the segment results reported for the year ended December 31, 2004 are presented on an IFRS Management Basis excluding the retrospective application of IAS 32, “Financial Instruments: Presentation” and IAS 39, “Financial Instruments: Recognition and Measurement” which took effect on January 1, 2005 and, as a result, the accounting for credit loss impairment provisioning, deferred loan origination costs and premiums and derivative income for the year ended December 31, 2004 remain in accordance with U.K. GAAP, HSBC’s previous basis of reporting. Credit loss provisioning under U.K. GAAP differs from IFRSs in that IFRSs require a discounted cash flow methodology for estimating impairment as well as accruing for future recoveries of charged-off loans on a discounted basis. Under U.K. GAAP, only sales incentives were treated as deferred loan origination costs which results in lower deferrals than those reported under IFRSs. Additionally, deferred costs and fees could be amortized over the contractual life of the underlying receivable rather than the expected life as required under IFRSs. Derivative and hedge accounting under U.K. GAAP differs from U.S. GAAP in many respects, including the determination of when a hedge exists as well as the reporting of gains and losses. For a more detailed discussion of the differences between IFRSs and U.K. GAAP, see Exhibit 99.2 to this Form 10-K.
Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment for the years ended December 31, 2006, 2005 and 2004.

Year Ended December 31,	2006	2005	2004

	(dollars are in millions)
Net income	$988	$1,981	$1,737
Operating net income	988	1,981	1,324
Net interest income	8,588	8,401	8,180
Other operating income	909	814	502
Intersegment revenues	242	108	101
Loan impairment charges	4,983	3,362	3,151
Operating expenses	2,998	2,757	2,777
Customer loans	144,573	128,095	107,769
Assets	146,395	130,375	109,238
Net interest margin	6.23%	7.15%	8.38%
Return on average assets	.71	1.68	1.77
2006 compared to 2005 Our Consumer segment reported lower net income in 2006 due to higher loan impairment charges and operating expenses, partially offset by higher net interest income and higher other operating income.
Loan impairment charges for the Consumer segment increased significantly during 2006. The increase in loan impairment charges was largely driven by deterioration in the performance of mortgage loans acquired in 2005 and 2006 by our Mortgage Services business, particularly in the second lien and portions of the first lien portfolios which has resulted in higher delinquency, charge-off and loss estimates in these portfolios. These increases were partially offset by a reduction in the estimated loss exposure resulting from Katrina of approximately $68 million in 2006 as well as the benefit of low unemployment levels in the United States. In 2006, we increased loss reserve levels as the provision for credit losses was greater than net charge-offs by $1,597 million, which included $1,627 million related to our Mortgage Services business.
Operating expenses were higher in 2006 due to lower deferred loan origination costs in our Mortgage Services business as mortgage origination volumes have declined, higher marketing expenses due to the launch of a new co-brand credit card in our Retail Services business, higher salary expense and higher support services from affiliates to support growth.
Net interest income increased during 2006 primarily due to higher average customer loans and higher overall yields, partially offset by higher interest expense. Overall yields reflect strong growth in real estate secured

HSBC Finance Corporation

customer loans at current market rates and a higher mix of higher yielding second lien real estate secured loans and personal non-credit card customer loans due to growth. These increases were partially offset by a reduction in net interest income of $120 million due to an adjustment to recognize prepayment penalties on real estate secured loans over the expected life of the product. Net interest margin decreased from the prior year as the higher yields discussed above were offset by higher interest expense due to a larger balance sheet and a significantly higher cost of funds resulting from a rising interest rate environment.
The increase in other operating income in 2006 was primarily due to higher credit insurance commissions, higher late fees and a higher fair value adjustment for our loans held for sale, partially offset by higher REO expense due to higher volumes and losses.
Customer loans increased 13 percent to $144.6 billion at December 31, 2006 as compared to $128.1 billion at December 31, 2005. Real estate growth in 2006 was strong as a result of strong growth in our branch-based Consumer Lending business. In addition, our correspondent business experienced growth during the first six months of 2006 as management continued to focus on junior lien loans and expanded our sources for purchasing newly originated loans from flow correspondents. However, in the second half of 2006, management revised its business plan and began tightening underwriting standards on loans purchased from correspondents including reducing purchases of second lien and selected higher risk segments. These activities have reduced, and will continue to reduce, the volume of correspondent purchases in the future which will have the effect of slowing growth in the real estate secured portfolio. Growth in our branch-based Consumer Lending business reflects higher sales volumes than in the prior year as we continue to emphasize real estate secured loans, including a near-prime mortgage product we first introduced in 2003. Real estate secured customer loans also increased as a result of portfolio acquisitions, including the $2.5 billion of customer loans related to the Champion portfolio purchased in November 2006 as well as $.4 billion in 2006 and $1.7 billion in 2005 of purchases from a portfolio acquisition program. In addition, a decline in loan prepayments in 2006 resulted in lower run-off rates for our real estate secured portfolio which also contributed to overall growth. Our Auto Finance business also reported organic growth, principally in the near-prime portfolio, from increased volume in both the dealer network and the consumer direct loan program. The private label portfolio increased in 2006 due to strong growth within consumer electronics and powersports as well as new merchant signings. Growth in our personal non-credit card portfolio was the result of increased marketing, including several large direct mail campaigns.
In the fourth quarter of 2006, our Consumer Lending business completed the acquisition of Solstice Capital Group Inc. (“Solstice”) with assets of approximately $49 million, in an all cash transaction for approximately $50 million. Additional consideration may be paid based on Solstice’s 2007 pre-tax income. Solstice markets a range of mortgage and home equity products to customers through direct mail. This acquisition will add momentum to our origination growth plan by providing an additional channel to customers.
ROA was .71 percent in 2006 and 1.68 percent in 2005. The decrease in the ROA ratio in 2006 is due to the decrease in net income discussed above as well as the growth in average assets.
In accordance with Federal Financial Institutions Examination Council (“FFIEC”) guidance, the required minimum monthly payment amounts for domestic private label credit card accounts have changed. The implementation of these new requirements began in the fourth quarter of 2005 and was completed in the first quarter of 2006. Implementation did not have a material impact on either the results of the Consumer segment or our consolidated results.
2005 compared to 2004 Our Consumer segment reported higher operating net income in 2005. Operating net income is a non-U.S. GAAP financial measure of net income which excludes in 2004 the $97 million decrease in net income relating to the adoption of FFIEC charge-off policies for our domestic private label customer loans (excluding the retail sales contracts at our Consumer Lending business). In 2005, the increase in operating net income was primarily due to higher other operating income and higher net interest income, partially offset by higher loan impairment charges.

HSBC Finance Corporation

The increase in other operating income was due to higher late and other account services fees and lower losses on REO properties. Additionally, as IAS 39 was not adopted until January 1, 2005, other operating income in 2005 includes amounts which were classified differently in 2004. Under IAS 39, interest income and deferred loan origination fees for loans held for sale are recorded as trading income and included in other operating income. In 2004 under U.K. GAAP, these items were not included in other operating income but continued to be reported as components of interest income and deferred loan origination fees. Therefore, the 2005 results include $79 million in other operating income for loans held for sale for which the comparable 2004 amounts were included in interest income and deferred loan origination fees in 2004.
Net interest income increased in 2005 primarily due to higher average customer loans, partially offset by higher interest expense. Net interest margin decreased in 2005 as a result of lower yields on real estate secured and auto finance customer loans as a result of competitive pressure on pricing and product expansion into near-prime consumer segments, as well as the run-off of higher yielding real estate secured customer loans, including second lien loans, largely due to refinance activity. Our Auto Finance business experienced lower yields as we targeted higher credit quality customers. Although higher credit quality customer loans generate lower yields, such customer loans are expected to result in lower operating costs, delinquency ratios and charge-off. The decreases in yield for our consumer segment receivable portfolio discussed above were partially offset by higher pricing on our variable rate products. A higher cost of funds due to a rising interest rate environment also contributed to the decrease in net interest margin.
Loan impairment charges increased in 2005 as a result of increased provision requirements associated with receivable growth, the impact from Katrina and the new bankruptcy law in the United States, which are discussed more fully below. Excluding the impact of Katrina and the new bankruptcy law in the United States, loan impairment charges were lower in 2005 driven by lower net charge-off due to improved credit quality, partially offset by increased provision requirements due to portfolio growth. In 2005 we experienced lower dollars of net charge-offs than in the prior year. In 2005, we increased IFRS Management Basis loss reserves as the provision for credit losses was higher than net charge-offs by $261 million.
As previously mentioned, loan impairment charges in 2005 also reflected an estimate of incremental credit loss exposure relating to Katrina. The incremental provision for credit losses for Katrina in the Consumer segment in 2005 was $130 million and represented our best estimate of Katrina’s impact on our loan portfolio. In an effort to assist our customers affected by the disaster, we initiated various programs including extended payment arrangements for up to 90 days or more depending upon customer circumstances. These interest and fee waivers were not material to the Consumer segment’s 2005 results.
As previously discussed, the United States enacted new bankruptcy legislation which resulted in a spike in bankruptcy filings prior to the October 2005 effective date. As a result, our 2005 fourth quarter results included an increase of approximately $130 million in loan impairment charges due to this spike in bankruptcy filings. However, in accordance with our charge-off policy for real estate secured and personal non-credit card customer loans, the associated accounts did not begin to migrate to charge-off until 2006.
Customer loans increased 19 percent to $128.1 billion at December 31, 2005 as compared to $107.8 billion at December 31, 2004. We experienced strong growth in 2005 in our real estate secured portfolio in both our correspondent and branch-based businesses. In 2005 we continued to focus on junior lien loans through portfolio acquisitions and expanded our sources for purchasing newly originated loans from flow correspondents. Growth in real estate secured customer loans was also supplemented by purchases from a single correspondent relationship which totaled $1.1 billion in 2005. Also contributing to the increase were purchases of $1.7 billion in 2005 from a portfolio acquisition program. Our auto finance portfolio also reported growth due to strong organic growth, principally in the near-prime portfolios. This came from newly originated loans acquired from our dealer network, growth in the consumer direct loan program and expanded distribution through alliance channels. Our private label portfolio experienced growth as a result of strong merchant renewals including nine new retail merchants in 2005 as well as an increase in the commercial card capacity. Personal non-credit card customer loans increased from the prior year as we began to increase the availability

HSBC Finance Corporation

of this product in the second half of 2004 as a result of an improving U.S. economy as well as the success of several large direct mail campaigns that occurred in 2005.
ROA was 1.68 percent in 2005 and 1.77 percent in 2004. The decrease in 2005 was a result of the growth in average assets outpacing the increase in net income.
Credit Card Services Segment The following table summarizes the IFRS Management Basis results for our Credit Card Services segment for the years ended December 31, 2006, 2005 and 2004.

Year Ended December 31,	2006	2005	2004

	(dollars are in millions)
Net income	$1,386	$813	$521
Net interest income	3,151	2,150	2,226
Other operating income	2,360	1,892	1,581
Intersegment revenues	20	21	25
Loan impairment charges	1,500	1,453	1,786
Operating expenses	1,841	1,315	1,205
Customer loans	28,221	25,979	19,615
Assets	28,780	28,453	19,702
Net interest margin	11.85%	10.42%	10.78%
Return on average assets	5.18	4.13	2.55
2006 compared to 2005 Our Credit Card Services segment reported higher net income in 2006. The increase in net income was primarily due to higher net interest income and higher other operating income, partially offset by higher operating expenses and higher loan impairment charges. The acquisition of Metris, which was completed in December 2005, contributed $147 million of net income during 2006 as compared to $4 million in 2005.
Net interest income increased in 2006 largely as a result of the Metris acquisition, which contributed to higher overall yields due in part to higher levels of non-prime customer loans, partially offset by higher interest expense. Net interest income in 2006 also benefited from the implementation in the second quarter of 2006 of a methodology for calculating the effective interest rate for introductory rate credit card customer loans under IFRSs over the expected life of the product which increased net interest income by $154 million for the year. Net interest margin increased primarily due to higher overall yields due to increases in non-prime customer loans, including the customer loans acquired as part of Metris, higher pricing on variable rate products and other repricing initiatives. These increases were partially offset by a higher cost of funds. Net interest margin in 2006 was also positively impacted by the adjustments recorded for the effective interest rate for introductory rate MasterCard/ Visa customer loans discussed above. Although our non-prime customer loans tend to have smaller balances, they generate higher returns both in terms of net interest margin and fee income.
Increases in other operating income resulted from portfolio growth, including the Metris portfolio acquired in December 2005 which has resulted in higher late fees, higher interchange revenue and higher enhancement services revenue from products such as Account Secure Plus (debt waiver) and Identity Protection Plan. This increase in fee income was partially offset by adverse impacts of limiting certain fee billings on non-prime credit card accounts as discussed below.
Higher operating expenses were incurred to support receivable growth, including the Metris portfolio acquisition, and increases in marketing expenses. The increase in marketing expenses in 2006 was primarily due to the Metris portfolio acquired in December 2005 and increased investment in our non-prime portfolio.
Loan impairment charges were higher in 2006. Loan impairment charges in 2005 were impacted by incremental credit loss provisions relating to the spike in bankruptcy filings experienced in the period leading up to October 17, 2005, which was the effective date of new bankruptcy laws in the United States and higher

HSBC Finance Corporation

provisions relating to Katrina. Excluding these items, provisions in 2006 nonetheless increased, reflecting receivable growth and portfolio seasoning, including the full year impact of the Metris portfolio, partially offset by the impact of lower levels of bankruptcy filings following the enactment of new bankruptcy laws in October 2005, higher recoveries as a result of better rates available in the non-performing asset sales market and a reduction of our estimate of incremental credit loss exposure related to Katrina of approximately $26 million. We increased loss reserves by recording loss provision greater than net charge-off of $328 million in 2006.
Customer loans increased 9 percent to $28.2 billion at December 31, 2006 compared to $26.0 billion at December 31, 2005. The increase reflects strong domestic organic growth in our Union Privilege as well as other non-prime portfolios including Metris.
The increase in ROA in 2006 is primarily due to the higher net income as discussed above, partially offset by higher average assets.
In accordance with FFIEC guidance, our Credit Card Services business adopted a plan to phase in changes to the required minimum monthly payment amount and limit certain fee billings for non-prime credit card accounts. The implementation of these new requirements began in July 2005 with the requirements fully phased in by December 31, 2005. These changes resulted in lower non-prime credit card fee income in 2006. In addition, roll rate trends in the prime book have been slightly higher than those experienced prior to the changes in minimum payment. These changes have resulted in fluctuations in loan impairment charges as credit loss provisions for prime accounts has increased as a result of higher required monthly payments while the non-prime provision decreased due to lower levels of fees incurred by customers. The impact of these changes has not had a material impact on our consolidated results, but has had a material impact to the Credit Card Services segment in 2006.
2005 compared to 2004 Our Credit Card Services segment reported higher net income in 2005. The increase in net income was primarily due to higher other operating income and lower loan impairment charges, partially offset by higher operating expenses and lower net interest income. The acquisition of Metris, which was completed in December 2005, did not have a significant impact to the results of the Credit Card Services segment in 2005. Increases in other operating income resulted from portfolio growth, higher late and overlimit fees and improved interchange rates.
Loan impairment charges decreased in 2005 due to improved credit quality, partially offset by receivable growth as well as the increased credit loss provision relating to the impact of Katrina and the increased bankruptcy filings resulting from the new bankruptcy law in the United States. We experienced higher dollars of net charge-offs in our portfolio due to higher receivable levels as well as the increased credit card charge-offs in the fourth quarter of 2005 which resulted from the spike in bankruptcy filings prior to the October 2005 effective date of the new bankruptcy law. We had been maintaining credit loss reserves in anticipation of the impact this new law would have on net charge-offs. However, the magnitude of the spike in bankruptcies experienced immediately before the new law became effective was larger than anticipated which resulted in an additional $100 million credit loss provision being recorded during the third quarter of 2005. Our fourth quarter of 2005 results included an estimated $125 million in incremental charge-offs of principal, interest and fees attributable to bankruptcy reform which was offset by a release of our owned credit loss reserves of $125 million. As expected, the number of bankruptcy filings subsequent to the enactment of this new law has decreased dramatically. In 2005, we increased our loss reserves by recording loss provision greater than net charge-offs of $20 million.
Loan impairment charges in 2005 also reflects an estimate of incremental credit loss exposure relating to Katrina. The incremental provision for credit losses for Katrina in the Credit Card Services segment in 2005 was $55 million and represented our best estimate of Katrina’s impact on our loan portfolio. In an effort to assist our customers affected by the disaster, we initiated various programs including extended payment arrangements and interest and fee waivers for up to 90 days or more depending upon customer circumstances. These interest and fee waivers were not material to the Credit Card Services segment’s 2005 results.

HSBC Finance Corporation

Higher operating expenses were to support receivable growth and increases in marketing expenses. The increase in marketing expenses was due to higher non-prime marketing expense, investments in new marketing initiatives and changes in contractual marketing responsibilities in July 2004 associated with the domestic co-branded GM credit card.
Net interest income decreased due to higher interest expense in 2005 due to a higher cost of funds, partially offset by increases in finance and interest income. The increase in finance and interest income from our credit card customer loans reflects increased pricing on variable yield products and higher receivable balances. Yields increased in 2005 primarily due to increases in non-prime receivable levels, higher pricing on variable rate products as well as other repricing initiatives. Lower average interest earning assets due to lower levels of low yielding investment securities and the impact of lower amortization from receivable origination costs resulting from changes in the contractual marketing responsibilities in July 2004 associated with the co-branded GM credit card also contributed to the increase in yield. These increases to net interest margin were offset by higher interest expense resulting in lower net interest margin. Although our non-prime customer loans tend to have smaller balances, they generate higher returns both in terms of net interest margin and fee income.
Customer loans increased 32 percent to $26.0 billion at December 31, 2005 compared to $19.6 billion at December 31, 2004. As discussed above, the increase was primarily due to the acquisition of Metris in December 2005 which increased customer loans by $5.3 billion on an IFRS Management Basis. Organic growth in our HSBC branded prime, Union Privilege and non-prime portfolios, partially offset by the continued decline in certain older acquired portfolios, also contributed to the increase.
The increase in ROA in 2005 was primarily due to the higher net income discussed above as well as the impact of lower average assets. The decrease in average assets was due to lower investment securities during 2005 as a result of the elimination of investments dedicated to our credit card bank in 2003 resulting from our acquisition by HSBC.
International Segment The following table summarizes the IFRS Management Basis results for our International segment for the years ended December 31, 2006, 2005 and 2004.

Year Ended December 31,	2006	2005	2004

	(dollars are in millions)
Net income	$42	$481	$122
Net interest income	826	971	899
Gain on sales to affiliates	29	464	-
Other operating income, excluding gain on sales to affiliates	254	306	313
Intersegment revenues	33	17	15
Loan impairment charges	535	620	408
Operating expenses	495	635	615
Customer loans	9,520	9,328	13,102
Assets	10,764	10,905	14,263
Net interest margin	8.22%	7.35%	7.57%
Return on average assets	.37	3.52	.98
2006 compared to 2005 Our International segment reported lower net income in 2006. However, net income in 2006 includes the $29 million gain on the sale of the European Operations to HBEU and in 2005 includes the $464 million gain on the sale of the U.K. credit card business to HBEU. As discussed more fully below, the gains reported by the International segment exclude the write-off of goodwill and intangible assets associated with these transactions. Excluding the gain on sale from both periods, the International segment reported higher net income in 2006 primarily due to lower loan impairment charges and lower operating expenses, partially offset by lower net interest income and lower other operating income. Applying constant

HSBC Finance Corporation

currency rates, which uses the average rate of exchange for 2005 to translate current period net income, the net income in 2006 would have been lower by $2 million.
Loan impairment charges decreased in 2006 primarily due to the sale of our U.K. credit card business partially offset by increases due to the deterioration of the financial circumstances of our customers across the U.K. and increases at our Canadian business due to receivable growth. We increased loss reserves by recording loss provision greater than net charge-offs of $3 million in 2006.
Operating expenses decreased as a result of the sale of our U.K. credit card business in December 2005. The decrease in operating expenses was partially offset by increased costs associated with growth in the Canadian business.
Net interest income decreased during 2006 primarily as a result of lower receivable levels in our U.K. subsidiary. The lower receivable levels were due to the sale of our U.K. credit card business in December 2005, including $2.5 billion in customer loans, to HBEU as discussed more fully below, as well as decreased sales volumes in the U.K. resulting from a continuing challenging credit environment in the U.K. This was partially offset by higher net interest income in our Canadian operations due to growth in customer loans. Net interest margin increased in 2006 primarily due to lower cost of funds partially offset by the change in receivable mix resulting from the sale of our U.K. credit card business in December 2005.
Other operating income decreased in 2006, in part, due to the aforementioned sale of the U.K. credit card business which resulted in lower credit card fee income partially offset by higher servicing fee income from affiliates. Other operating income was also lower in 2006 due to lower income from our insurance operations.
Customer loans of $9.5 billion at December 31, 2006 increased 2 percent compared to $9.3 billion at December, 2005. Our Canadian operations experienced strong growth in its receivable portfolios. Branch expansions, the addition of 1,000 new auto dealer relationships and the successful launch of a MasterCard credit card program in Canada in 2005 have resulted in growth in both the secured and unsecured receivable portfolios. The increases in our Canadian portfolio were partially offset by lower customer loans in our U.K. operations. Our U.K. based unsecured customer loans decreased due to continuing lower retail sales volume following a slow down in retail consumer spending as well as the sale of $203 million of customer loans related to our European operations in November 2006 as discussed more fully below. Applying constant currency rates, which uses the December 31, 2005 rate of exchange to translate current customer loan balances, customer loans would have been lower by $708 million at December 31, 2006.
ROA was .37 percent in 2006 and 3.52 percent in 2005. These ratios have been impacted by the gains on asset sales to affiliates. Excluding the gain on sale from both periods, ROA was essentially flat as ROA was .11 percent in 2006 and ..12 percent in 2005.
As previously disclosed, in November 2006, we sold the capital stock of our operations in the Czech Republic, Hungary, and Slovakia to a wholly owned subsidiary of HBEU, a U.K. based subsidiary of HSBC, for an aggregate purchase price of approximately $46 million. The International segment recorded a gain on sale of $29 million as a result of this transaction. As the fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and the related amortization are allocated to Corporate, which is included in the “All Other” caption within our segment disclosures, the gain recorded in the International segment does not include the goodwill write-off resulting from this transaction of $15 million on an IFRS Management Basis. We continue to evaluate the scope of our other U.K. operations.
2005 compared to 2004 Our International segment reported higher net income in 2005. However, net income in 2005 includes the $464 million gain on the sale of the U.K. credit card business to HBEU. As discussed more fully below, the gain reported by the International segment excludes the write-off of goodwill and intangible assets associated with these transactions. Excluding the gain on sale from 2005, the International segment reported lower net income driven by a significant decline in earnings at our U.K. subsidiary. Overall, the decrease reflects higher loan impairment charges and higher operating expenses, partially offset by higher

HSBC Finance Corporation

net interest income. Applying constant currency rates, which uses the average rate of exchange for the 2004 period to translate current period net income, net income would have been higher by $18 million in 2005.
Loan impairment charges increased in 2005 primarily due to higher delinquency and charge-off levels in the U.K. due to a general increase in consumer bad debts in the U.K. market, including increased bankruptcies. We increased reserves in 2005 by recording loss provision greater than net charge-offs of $120 million. Operating expenses increased due to higher expenses to support receivable growth and collection activities and increased costs associated with branch expansions in Canada.
Net interest income increased in 2005 primarily due to higher average interest earning assets. Net interest margin decreased in 2005 due to increased cost of funds as well as overall lower yields on our customer loans. The lower overall yields were due to run-off of higher yielding customer loans and competitive pricing pressures holding down yields on our personal loans in the U.K., partially offset by repricing initiatives and interest-free balances not being promoted as strongly in 2005 as in the past. Other operating income decreased slightly as lower credit card fee income was offset by higher insurance revenues.
In December 2005, we sold our U.K. credit card business, including $2.5 billion of customer loans, and the associated cardholder relationships to HBEU for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above, the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and the related leaseholds and call center employees to provide customer continuity after the transfer as well as to allow HBEU direct ownership and control of origination and customer service. We have retained the collection operations related to the credit card operations and have entered into a service level agreement for a period of not less than two years to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations to HBEU for a fee. Additionally, the management teams of HBEU and our remaining U.K. operations will be jointly involved in decision making involving card marketing to ensure that growth objectives are met for both businesses. The International segment has recorded a gain on sale of $464 million as a result of this transaction. As the fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and the related amortization are allocated to Corporate, which is included in the “All Other” caption within our segment disclosures, the gain recorded in the International segment does not include the goodwill and intangible write-off resulting from this transaction of $288 million.
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
Customer loans of $9.3 billion at December 31, 2005 decreased 29 percent compared to $13.1 billion at December 31, 2004. The decrease was primarily due to the sale of the U.K. credit card business to HBEU in December 2005, which included customer loans of $2.5 billion. In addition to the sale of our credit card operations in the U.K., our U.K. based unsecured receivable products decreased in 2005 due to lower retail sales volume following a slow down in retail consumer spending in the U.K. These decreases were partially offset by growth in the receivable portfolio in our Canadian operations. Branch expansions in Canada in 2005 resulted in strong secured and unsecured receivable growth. Additionally, the Canadian auto finance program, which was introduced in the second quarter of 2004, grew to a network of over 1,000 active dealer relationships at December 31, 2005. Also contributing to the receivable growth in Canada was the successful launch of a MasterCard credit card program. Applying constant currency rates, which uses the December 31, 2004 rate of

HSBC Finance Corporation

exchange to translate current customer loan balances, customer loans would have been higher by $648 million at December 31, 2005.
ROA was 3.52 percent in 2005 and .98 percent in 2004. Excluding gain on sale of the U.K. credit card business in 2005, ROA was .12 percent in 2005 and .98 percent in 2004. This decrease in 2005 reflects the lower net income as discussed above as well as higher average assets primarily due to receivable growth.
Reconciliation of Segment Results As previously discussed, segment results are reported on an IFRS Management Basis. See Note 21, “Business Segments,” to the accompanying financial statements for a discussion of the differences between IFRSs and U.S. GAAP. For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. Also see Note 21, “Business Segments,” in the accompanying consolidated financial statements for a reconciliation of our IFRS Management Basis segment results to U.S. GAAP consolidated totals.
Credit Quality

Delinquency and Charge-off Policies and Practices Our delinquency and net charge-off ratios reflect, among other factors, changes in the mix of loans in our portfolio, the quality of our receivables, the average age of our loans, the success of our collection and customer account management efforts, bankruptcy trends, general economic conditions such as national and local trends in housing markets and interest rates and significant catastrophic events such as natural disasters and global pandemics. The levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.
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
Our charge-off policies focus on maximizing the amount of cash collected from a customer while not incurring excessive collection expenses on a customer who will likely be ultimately uncollectible. We believe our policies are responsive to the specific needs of the customer segment we serve. Our real estate and auto finance charge-off policies consider customer behavior in that initiation of foreclosure or repossession activities often prompts repayment of delinquent balances. Our collection procedures and charge-off periods, however, are designed to avoid ultimate foreclosure or repossession whenever it is reasonably economically possible. Our credit card charge-off policy is consistent with industry practice. Charge-off periods for our personal non-credit card product and, prior to December 2004, our domestic private label credit card product were designed to be responsive to our customer needs and may therefore be longer than bank competitors who serve a different market. Our policies have generally been consistently applied in all material respects. Our loss reserve estimates consider our charge-off policies to ensure appropriate reserves exist for products with longer charge-off lives. We believe our current charge-off policies are appropriate and result in proper loss recognition.
Delinquency
Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. When we use a customer account management technique, we may treat the account as being contractually current

HSBC Finance Corporation

and will not reflect it as a delinquent account in our delinquency statistics. However, if the account subsequently experiences payment defaults and becomes at least two months contractually delinquent, it will be reported in our delinquency ratios. At December 31, 2006 and 2005 our two-months-and-over contractual delinquency included $2.5 billion and $2.3 billion respectively of restructured accounts that subsequently experienced payment defaults. See “Customer Account Management Policies and Practices” for further detail of our practices.
The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	2006				2005

	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Real estate secured(1)	3.54%	2.98%	2.52%	2.46%	2.72%	2.51%	2.56%	2.62%
Auto finance(2)	3.18	3.16	2.73	2.17	3.04	2.78	2.74	2.32
Credit card(3)	4.57	4.53	4.16	4.35	3.66	4.46	4.14	4.60
Private label	5.31	5.61	5.42	5.50	5.43	5.22	4.91	4.71
Personal non-credit card	10.17	9.69	8.93	8.86	9.40	9.18	8.84	8.63

Total consumer(2),(3)	4.59%	4.19%	3.71%	3.66%	3.89%	3.84%	3.78%	3.83%

(1)	Real estate secured two-months-and-over contractual delinquency (as a percent of consumer receivables) are comprised of the following:

	2006				2005

	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Mortgage Services:
First lien	4.50%	3.81%	3.10%	2.94%	3.21%	2.87%	2.84%	2.86%
Second lien	5.74	3.70	2.35	1.83	1.94	1.48	1.69	2.07

Total Mortgage Services	4.75	3.78	2.93	2.70	2.98	2.65	2.69	2.76
Consumer Lending:
First lien	2.07	1.84	1.77	1.87	2.14	2.27	2.25	2.34
Second lien	3.06	2.44	2.37	2.68	3.03	1.93	2.72	2.63

Total Consumer Lending	2.21	1.92	1.85	1.99	2.26	2.23	2.31	2.38
Foreign and all other:
First lien	1.58	1.52	1.53	1.77	2.11	1.80	2.38	2.81
Second lien	5.38	5.52	5.54	5.57	5.71	4.71	4.51	4.26

Total Foreign and all other	4.59	4.69	4.76	4.88	5.09	4.25	4.20	4.06

Total real estate secured	3.54%	2.98%	2.52%	2.46%	2.72%	2.51%	2.56%	2.62%

(2)	In December 2006, our Auto Finance business changed its charge-off policy to provide that the principal balance of auto loans in excess of the estimated net realizable value will be charged-off 30 days (previously 90 days) after the financed vehicle has been repossessed if it remains unsold, unless it becomes 150 days contractually delinquent, at which time such excess will be charged off. This resulted in a one-time acceleration of charge-off which totaled $24 million in December 2006. In connection with this policy change our Auto Finance business also changed its methodology for reporting two-months-and-over contractual delinquency to include loan balances associated with repossessed vehicles which have not yet been written down to net realizable value, consistent with policy. These changes resulted in an increase of 44 basis points to the auto finance delinquency ratio and an increase of 3 basis points to the total consumer delinquency ratio at December 31, 2006. Prior period amounts have been restated to conform to the current year presentation.

(3)	In December 2005, we completed the acquisition of Metris which included receivables of $5.3 billion. This event had a significant impact on this ratio. Excluding the receivables from the Metris acquisition from the December 2005 calculation, our consumer delinquency ratio for our credit card portfolio was 4.01% and total consumer delinquency was 3.95%.
Compared to September 30, 2006, our total consumer delinquency increased 40 basis points at December 31, 2006 to 4.59 percent. A significant factor in the increase in the delinquency ratio was higher real estate secured delinquency levels primarily at our Mortgage Services business as previously discussed, as well as higher

HSBC Finance Corporation

personal non-credit card delinquency, partially offset by recent growth. The increase in the Consumer Lending real estate delinquency ratio was primarily due to the addition of the Champion portfolio. While the Champion portfolio carries higher delinquency, its low loan-to-value ratios are expected to result in lower charge-offs compared to the existing portfolio. Our auto finance delinquency ratio was broadly flat with September as decreases due to the change in charge-off policy were offset by seasonal increases in delinquency during the fourth quarter. The increase in the credit card delinquency ratio primarily reflects seasoning, partially offset by the benefit of seasonal receivable growth. The decrease in private label delinquency (which primarily consists of our foreign private label portfolio and domestic retail sales contracts that were not sold to HSBC Bank USA in December 2004) reflects recent receivable growth in our foreign portfolios. The increase in the personal non-credit card delinquency ratio reflects maturation of a growing domestic portfolio as well as slight deterioration of certain customer groups in our domestic portfolio, partially offset by decreased delinquencies in our U.K. portfolio following the acceleration of charge-offs related to the cancellation of a forbearance program which provided that customers would not charge-off if certain minimum payment conditions were met. We have implemented risk mitigation strategies in our domestic non-credit card portfolio, including tightening credit criteria and increased collection capacity.
Compared to December 31, 2005, our total consumer delinquency ratio increased 70 basis points. This increase was driven by higher real estate secured delinquency levels at our Mortgage Services business, higher credit card delinquency largely due to the Metris portfolio acquired in December 2005, higher personal non-credit card delinquency driven by seasoning of a growing portfolio and higher delinquency due to lower bankruptcy filings. These increases were partially offset by receivable growth and the benefit of stable unemployment in the United States.
See “Customer Account Management Policies and Practices” regarding the treatment of restructured accounts and accounts subject to forbearance and other customer account management tools. See Note 2, “Summary of Significant Accounting Policies,” for a detail of our charge-off policy by product.

HSBC Finance Corporation

Net Charge-offs of Consumer Receivables
The following table summarizes net charge-off of consumer receivables as a percent of average consumer receivables:

	2006					2005

		Quarter Ended (Annualized)					Quarter Ended (Annualized)				2004
	Full					Full					Full
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

Real estate secured(1)	1.00%	1.28%	.98%	.97%	.75%	.76%	.66%	.75%	.78%	.87%	1.10%
Auto finance(2)	3.67	4.97	3.69	2.43	3.50	3.27	3.42	3.25	2.61	3.80	3.43
Credit card(3)	5.56	6.79	5.52	5.80	4.00	7.12	7.99	6.24	6.93	7.17	8.85
Private label(3)	5.80	6.68	5.65	5.29	5.62	4.83	5.60	5.35	4.36	4.18	6.17
Personal non-credit card(2)	7.89	7.92	7.77	7.92	7.94	7.88	7.59	8.01	7.77	8.18	9.75

Total consumer(2),(3)	2.97%	3.46%	2.92%	2.88%	2.58%	3.03%	3.10%	2.93%	2.93%	3.15%	4.00%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.19%	1.68%	1.11%	1.04%	.89%	.87%	.78%	.88%	.84%	1.01%	1.38%

(1)	Real estate secured net charge-off of consumer receivables as a percent of average consumer receivables are comprised of the following:

	2006					2005

		Quarter Ended (Annualized)					Quarter Ended (Annualized)				2004
	Full					Full					Full
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

Mortgage Services:
First lien	.77%	.91%	.75%	.73%	.67%	.68%	.59%	.71%	.74%	.72%	.81%
Second lien	2.38	4.40	2.11	1.72	1.15	1.11	.79	.93	1.31	1.79	2.64

Total Mortgage Services	1.12	1.66	1.06	.94	.77	.75	.63	.74	.81	.85	1.05
Consumer Lending:
First lien	.85	.85	.84	.98	.71	.74	.68	.74	.71	.82	1.03
Second lien	1.12	1.02	1.22	1.25	1.01	1.21	.84	1.06	1.22	1.76	2.77

Total Consumer Lending	.89	.88	.90	1.02	.75	.80	.70	.79	.78	.93	1.21
Foreign and all other:
First lien	.54	.89	.38	.99	.24	1.04	1.10	.96	1.06	1.14	.89
Second lien	.94	1.15	.91	.81	.63	.37	.49	.36	.41	.29	.24

Total Foreign and all other	.86	1.10	.81	.85	.56	.47	.59	.45	.50	.41	.33

Total real estate secured	1.00%	1.28%	.98%	.97%	.75%	.76%	.66%	.75%	.78%	.87%	1.10%

(2)	In December 2006, our Auto Finance business changed its charge-off policy to provide that the principal balance of auto loans in excess of the estimated net realizable value will be charged-off 30 days (previously 90 days) after the financed vehicle has been repossessed if it remains unsold, unless it becomes 150 days contractually delinquent, at which time such excess will be charged off. This resulted in a one-time acceleration of charge-offs in December 2006, which totaled $24 million. Excluding the impact of this change the auto finance net charge-off ratio would have been 4.19 percent in the quarter ended December 31, 2006 and 3.46 percent for the full year 2006. Also in the fourth quarter of 2006, our U.K. business discontinued a forbearance program related to unsecured loans. Under the forbearance program, eligible delinquent accounts would not be subject to charge-off if certain minimum payment conditions were met. The cancellation of this program resulted in a one-time acceleration of charge-off which totaled $89 million. Excluding the impact of the change in the U.K. forbearance program, the personal non-credit card net charge-off ratio would have been 6.23 percent in the quarter ended December 31, 2006 and 7.45 percent for the full year 2006. Excluding the impact of both changes, the total consumer charge-off ratio would have been 3.17 percent for the quarter ended December 31, 2006 and 2.89 percent for the full year 2006.

(3)	The adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our Consumer Lending business) and credit card portfolios in December 2004 increased private label net charge-offs by 119 basis points, credit card net charge-offs by 2 basis points and total consumer net charge-offs by 16 basis points.
Net charge-offs as a percentage of average consumer receivables decreased 6 basis points for the full year of 2006 as compared to the full year of 2005. Decreases in personal bankruptcy net charge-offs in our credit card portfolio following the October 2005 bankruptcy law changes in the United States was substantially offset by higher charge-offs in our real estate secured portfolio and in particular at our Mortgage Services business due to the deteriorating performance of certain loans acquired in 2005 and 2006. We anticipate the increase in net charge-off ratio for our real estate secured portfolio will continue in 2007 as a result of the higher delinquency

HSBC Finance Corporation

levels we are experiencing in loans purchased by Mortgage Services in 2005 and 2006. The increase in the auto finance ratio for the full year 2006 reflects seasoning of the portfolio and the one-time acceleration of charge-off totaling $24 million. The decrease in the credit card net charge-off ratio reflects the decrease in personal bankruptcy filings discussed above, as well as the positive impact of receivable growth and higher recoveries in our credit card portfolio as a result of increased sales volumes of recent and older charged-off accounts. The net charge-off ratio for our private label receivables for the full year 2006 and 2005 reflects decreased average receivables and the deterioration of the financial circumstances of some of our customers in the U.K. The personal non-credit card charge-off ratio was broadly flat with the prior year as increased charge-offs in both our domestic and U.K. businesses were offset by recent growth in our domestic business. Charge-offs increased in our domestic business due to seasoning of a growing portfolio. Charge-offs in our U.K. business increased due to declining receivables and the deterioration of the financial circumstances of some of our customers across the U.K. as well as the one-time acceleration of charge-offs totaling $89 million from the cancellation of a forbearance program in the U.K. as discussed above.
We experienced an increase in overall net charge-off dollars across all products in 2006. Higher losses at our Mortgage Services business as discussed above, as well as portfolio growth and seasoning in our credit card and auto finance portfolios were major contributing factors to this increase.
The increase in real estate charge-offs and REO expense as a percent of average real estate secured receivables in 2006 was primarily due to higher charge-offs in our real estate secured portfolio as discussed above, as well as higher REO expense due to higher levels of owned properties and higher losses on sales due to the slowing housing market, including an actual decline in some markets, in property values.
Net charge-offs as a percentage of average consumer receivables decreased 97 basis points for the full year of 2005 as compared to the full year of 2004. The net charge-off ratio for full year 2004 was impacted by the adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our Consumer Lending business) and credit card portfolios. Excluding the additional charge-offs in 2004 resulting from the adoption of these FFIEC policies, net charge-offs for the full year 2005 decreased 81 basis points compared to 2004 as a result of receivable growth and the positive impact from the lower delinquency levels we have experienced as a result of a strong economy. This was partially offset by the increased charge-offs in the fourth quarter of 2005 for our credit card receivable portfolio resulting from the spike in bankruptcy filings prior to the effective date of new bankruptcy legislation in the United States. Our real estate secured portfolio experienced a decrease in net charge-offs for full year 2005 reflecting receivables growth and continuing strong economic conditions. The decrease in the auto finance ratio for the full year 2005 reflects receivable growth with improved credit quality of originations, improved collections and better underwriting standards. The decrease in the credit card and personal non-credit card receivable net charge-off ratios reflects the positive impact of changes in receivable mix resulting from lower securitization levels and continued improved credit quality. As discussed above, the decrease in the credit card ratio was partially offset by increased net charge-offs resulting from higher bankruptcies. The net charge-off ratio for the private label portfolio for the full year 2004 includes the domestic private label portfolio sold to HSBC Bank USA which contributed 242 basis points to the ratio. The net charge-off ratio for our private label receivables for the full year 2005 consists primarily of our foreign private label portfolio which deteriorated in 2005 as a result of a general increase in consumer bad debts in the U.K. markets, including increased bankruptcies.
We experienced a decrease in overall net charge-off dollars in 2005. This was primarily due to lower delinquency levels we experienced as a result of the strong economy, partially offset by higher receivable levels in 2005 as well as higher net charge-offs in the fourth quarter of 2005 of an estimated $125 million for our credit card receivable portfolio resulting from the increased bankruptcy filings as discussed above.
The decrease in real estate charge-offs and REO expense as a percent of average real estate secured receivables in 2005 from the 2004 ratio was primarily due to strong receivable growth and the continuing strong economy. The 2005 ratio was not negatively impacted by the increased filings associated with the new bankruptcy legislation in the United States due to the timing of the bankruptcy filings and our charge-off policy for real estate secured receivables.

HSBC Finance Corporation

Nonperforming Assets

At December 31,	2006	2005	2004

	(in millions)
Nonaccrual receivables(1),(2)	$4,807	$3,608	$3,084
Accruing consumer receivables 90 or more days delinquent	929	623	507
Renegotiated commercial loans	1	-	2

Total nonperforming receivables	5,737	4,231	3,593
Real estate owned	794	510	587

Total nonperforming assets	$6,531	$4,741	$4,180

(1)	Nonaccrual receivables are comprised of the following:

At December 31,	2006	2005	2004

	(in millions)
Real estate secured:
Closed-end:
First lien	$1,893	$1,366	$1,295
Second lien	482	247	171
Revolving:
First lien	22	31	40
Second lien	187	63	58

Total real estate secured	2,584	1,707	1,564
Auto finance	394	323	228
Credit card	-	-	51
Private label	76	75	78
Personal non-credit card	1,753	1,498	1,159
Commercial and other	-	5	4

Total nonaccrual receivables	$4,807	$3,608	$3,084

(2)	As previously discussed, in December 2006, our Auto Finance business changed its charge-off policy and in connection with this policy change also changed the methodology for reporting two-months-and-over contractual delinquency. These changes resulted in an increase in nonaccrual receivables at December 31, 2006. Prior period amounts have been restated to conform to the current year presentation.
The increase in total nonperforming assets in 2006 is primarily due to higher levels of real estate secured nonaccrual receivables at our Mortgage Services business due to the deteriorating performance of certain loans acquired in 2005 and 2006 as previously discussed. Real estate secured nonaccrual loans included stated income loans at our Mortgage Services business of $571 million at December 31, 2006, $125 million at December 31, 2005 and $79 million at December 31, 2004. The increase in total nonperforming assets in 2005 was primarily due to the receivable growth we experienced in 2005 as well as the impact of the increased bankruptcy filings on our secured and personal non-credit card receivable portfolios. Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes domestic credit card receivables.
Credit Loss Reserves We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs, loan

HSBC Finance Corporation

rewrites and deferments. If customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as natural disasters and global pandemics.
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
The following table sets forth credit loss reserves for the periods indicated:

	At December 31,

	2006	2005		2004		2003	2002

	(dollars are in millions)
Credit loss reserves	$6,587	$4,521		$3,625		$3,793	$3,333
Reserves as a percent of receivables	4.07%	3.23%		3.39%		4.11%	4.04%
Reserves as a percent of net charge-offs	145.8	123.8	(2)	89.9	(1)	105.7	106.5
Reserves as a percent of nonperforming loans	114.8	106.9		100.9		92.8	93.7

(1)	In December 2004, we adopted FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our Consumer Lending business) and credit card portfolios and subsequently sold this domestic private label receivable portfolio. These events had a significant impact on this ratio. Reserves as a percentage of net charge-offs excluding net charge-offs associated with the sold domestic private label portfolio and charge-off relating to the adoption of FFIEC was 109.2% at December 31, 2004.

(2)	The acquisition of Metris in December 2005 positively impacted this ratio. Reserves as a percentage of net charge-offs at December 31, 2005, excluding Metris was 118.2 percent.
Credit loss reserve levels at December 31, 2006 increased as compared to December 31, 2005 as we recorded loss provision in excess of net charge-offs of $2,045 million. A significant portion of the increase in credit loss reserves resulted from higher delinquency and loss estimates at our Mortgage Services business as previously discussed where we recorded provision in excess of net charge-offs of $1,668 million. In addition, the higher credit loss reserve levels were a result of higher levels of receivables due in part to lower securitization levels and higher dollars of delinquency in our other businesses driven by growth and portfolio seasoning including the Metris portfolio acquired in December 2005. Reserve levels also increased due to weakening early stage performance consistent with the industry trend in certain Consumer Lending real estate secured loans originated since late 2005. These increases were partially offset by significantly lower personal bankruptcy levels in the United States, a reduction in the estimated loss exposure relating to Katrina and the benefit of stable unemployment in the United States.

HSBC Finance Corporation

Credit loss reserve levels of $2.1 billion at our Mortgage Services business reflect our best estimate of losses in the portfolio at December 31, 2006. In establishing these reserve levels we considered the severity of losses expected to be incurred, particularly in our second lien portfolio, above our historical experience given the current housing market trends in the United States. We also considered the ability of borrowers to repay their first lien adjustable rate mortgage loans at higher contractual reset rates given increases in interest rates by the Federal Reserve Bank from June 2004 through June 2006, as well as their ability to repay any underlying second lien mortgage outstanding. Because first lien adjustable rate mortgage loans are generally well secured, ultimate losses associated with such loans are dependent to a large extent on the status of the housing market and interest rate environment. Therefore, although it is probable that incremental losses will occur as a result of rate resets on first lien adjustable rate mortgage loans, such losses are estimable and, therefore, included in our credit loss reserves only in situations where the payment has either already reset or will reset in the near term. A significant portion of the Mortgage Services second lien mortgages are subordinate to a first lien adjustable rate loan. For customers with second lien mortgage loans that are subordinate to a first lien adjustable rate mortgage loan, the probability of repayment of the second lien mortgage loan is significantly reduced. The impact of future changes, if any, in the housing market will not have a significant impact on the ultimate loss expected to be incurred since these loans, based on history and other factors, are expected to behave like unsecured loans. As a result, expected losses for these loans are included in our credit loss reserve levels at December 31, 2006.
Credit loss reserve levels at December 31, 2005 reflect the additional reserve requirements resulting from higher levels of owned receivables including lower securitization levels, higher delinquency levels in our portfolios driven by growth and portfolio seasoning, the impact of Katrina and minimum monthly payment changes, additional reserves resulting from the Metris acquisition and the higher levels of personal bankruptcy filings in both the United States and the U.K. Credit loss reserves at December 31, 2005 also reflect the sale of our U.K. credit card business in December 2005 which decreased credit loss reserves by $104 million. In 2005, we recorded loss provision greater than net charge-offs of $890 million.
In 2004, we recorded loss provision greater than net charge-offs of $301 million. Excluding the impact of adopting FFIEC charge-off policies for domestic private label (excluding retail sales contracts at our Consumer Lending business) and credit card portfolios, we recorded loss provision $421 million greater than net charge-offs in 2004.
Beginning in 2004 and continuing into 2005, we experienced a shift in our loan portfolio to lower yielding receivables, particularly real estate secured and auto finance receivables. Reserves as a percentage of receivables at December 31, 2006 were higher than at December 31, 2005 due to the impact of additional reserve requirements in our Mortgage Services business, partially offset by lower levels of personal bankruptcy filing in the United States and a reduction in the estimated loss exposure estimates relating to Katrina. Reserves as a percentage of receivables at December 31, 2005 and 2004 were lower than at December 31, 2003 as a result of portfolio growth, partially offset in 2005 by the impact of additional credit loss reserves relating to the impact of Katrina, minimum monthly payment changes and increased bankruptcy filings. Reserves as a percentage of receivables at December 31, 2003 were higher than at December 31, 2002 as a result of the sale of $2.8 billion of higher quality real estate secured loans to HSBC Bank USA in December 2003. Had this sale not occurred, reserves as a percentage of receivables at December 2003 would have been lower than 2002 as a result of improving credit quality in the latter half of 2003 as delinquency rates stabilized and charge-off levels began to improve. The trends in the reserve ratios for 2003 and 2002 reflect the impact of the weak economy, higher delinquency levels, and uncertainty as to the ultimate impact the weakened economy would have on delinquency and charge-off levels.
Reserves as a percentage of nonperforming loans increased in 2006. This increase was primarily attributable to higher reserve levels primarily as a result of higher loss estimates in our Mortgage Services business as previously discussed. Reserves as a percentage of nonperforming loans increased in 2005. While nonperforming loans increased in 2005, reserve levels in 2005 increased at a more rapid pace due to receivable growth, the

HSBC Finance Corporation

additional reserve requirements related to Katrina and impact of increased bankruptcy filings on our secured receivable and personal non-credit card receivable portfolios which did not migrate to charge-off until 2006.
Reserves as a percentage of net charge-offs increased compared to 2005 as reserve levels grew more rapidly than charge-offs primarily due to the higher charge-offs expected in 2007 related to the deterioration in certain mortgage loans acquired in 2005 and 2006. Reserves as a percentage of net charge-offs increased in 2005. The 2005 ratio was significantly impacted by the acquisition of Metris and the 2004 ratio was significantly impacted by both the sale of our domestic private label receivable portfolio (excluding retail sales contracts) in December 2004 as well as the adoption of FFEIC charge-off policies for our domestic private label (excluding retail sales contracts) and credit card portfolios. Excluding these items, reserves as a percentage of net charge-offs increased 900 basis points. While both our reserve levels at December 31, 2005 and net charge-offs in 2005 were higher than 2004, our reserve levels grew for the reasons discussed above more rapidly than our net charge-offs.
See the “Analysis of Credit Loss Reserves Activity,” “Reconciliations to U.S. GAAP Financial Measures” and Note 7, “Credit Loss Reserves,” to the accompanying consolidated financial statements for additional information regarding our loss reserves.
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
In the third quarter of 2003, we implemented certain changes to our restructuring policies. These changes were intended to eliminate and/or streamline exception provisions to our existing policies and were generally effective for receivables originated or acquired after January 1, 2003. Receivables originated or acquired prior to January 1, 2003 generally are not subject to the revised restructure and customer account management policies. However, for ease of administration, in the third quarter of 2003, our Mortgage Services business elected to adopt uniform policies for all products regardless of the date an account was originated or acquired. Implementation of the uniform policy by Mortgage Services had the effect of only counting restructures occurring on or after January 1, 2003 in assessing restructure eligibility for purposes of the limitation that no account may be restructured more than four times in a rolling sixty-month period. Other business units may also elect to adopt uniform policies. The changes adopted in the third quarter of 2003 have not had a significant impact on our business model or on our results of operations as these changes have generally been phased in as new receivables were originated or acquired. As discussed in more detail below, we also revised certain policies for our domestic private label credit card and credit card portfolios in December 2004.
As discussed previously and described more fully in the table below, we adopted FFIEC account management policies regarding restructuring of past due accounts for our domestic private label credit card and credit card portfolios in December 2004. These changes have not had a significant impact on our business model or on our results of operations.
Approximately three-fourths of all restructured receivables are secured products, which in general have less loss severity exposure because of the underlying collateral. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan.
Our restructuring policies and practices vary by product and are described in the table that follows and reflect the revisions from the adoption of FFIEC charge-off and account management policies for our domestic private label (excluding retail sales contracts at our Consumer Lending business) and credit card receivables in December 2004. The fact that the restructuring criteria may be met for a particular account does not

HSBC Finance Corporation

require us to restructure that account, and the extent to which we restructure accounts that are eligible under the criteria will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, for some products, accounts may be restructured without receipt of a payment in certain special circumstances (e.g. upon reaffirmation of a debt owed to us in connection with a Chapter 7 bankruptcy proceeding). We use account restructuring as an account and customer management tool in an effort to increase the value of our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time. These policies and practices are continually under review and assessment to assure that they meet the goals outlined above, and accordingly, we modify or permit exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal or regulatory agreements or orders.
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

Restructuring Policies and Practices
Historical Restructuring Policies	Following Changes Implemented
and Practices(1),(2),(3)	In the Third Quarter 2003 and in December 2004(1),(2),(3)

Real estate secured	Real estate secured
Real Estate – Overall	Real Estate – Overall(4)
• An account may be restructured if we receive two qualifying payments within the 60 days preceding the restructure; we may restructure accounts in hardship, disaster or strike situations with one qualifying payment or no payments

• Accounts that have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement

• Accounts subject to a Chapter 13 plan filed with a bankruptcy court generally require one qualifying payment to be restructured

• Except for bankruptcy reaffirmation and filed Chapter 13 plans, agreed automatic payment withdrawal or hardship/disaster/strike, accounts are generally limited to one restructure every twelve-months	• Accounts may be restructured prior to the end of the monthly cycle following the receipt of two qualifying payments within 60 days

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
• Accounts generally are not eligible for restructure until they are on the books for at least six months	• Except for bankruptcy reaffirmation and filed Chapter 13 plans, accounts will generally not be restructured more than once in a twelve-month period

• Accounts whose borrowers agree to pay by automatic withdrawal are generally restructured upon receipt of one qualifying payment after initial authorization for automatic withdrawal(5)

HSBC Finance Corporation

Restructuring Policies and Practices
Historical Restructuring Policies	Following Changes Implemented
and Practices(1),(2),(3)	In the Third Quarter 2003 and in December 2004(1),(2),(3)

Real Estate – Consumer Lending	Real Estate – Mortgage Services(6),(7)
• Accounts whose borrowers agree to pay by automatic withdrawal are generally restructured upon receipt of one qualifying payment after initial authorization for automatic withdrawal	• Accounts will generally not be eligible for restructure until nine months after origination
Auto finance	Auto finance
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

• Accounts will not be eligible for extension until they are on the books for at least six months

• Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement

• Accounts whose borrowers are subject to a Chapter 13 plan may be restructured upon filing of the plan with the bankruptcy court
Credit Card	Credit card
• Typically, accounts qualify for restructuring if we receive two or three qualifying payments prior to the restructure, but accounts in approved external debt management programs may generally be restructured upon receipt of one qualifying payment

• Generally, accounts may be restructured once every six months	Accounts originated between January 2003 – December 2004

• Accounts typically qualified for restructuring if we received two or three qualifying payments prior to the restructure, but accounts in approved external debt management programs could generally be restructured upon receipt of one qualifying payment

• Generally, accounts could have been restructured once every six months
Beginning in December 2004, all accounts regardless of origination date

• Domestic accounts qualify for restructuring if we receive three consecutive minimum monthly payments or a lump sum equivalent

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

the prior five years

• Domestic accounts entering third party debt counseling programs are limited to one restructure in a five-year period in addition to the general limits of one restructure in a twelve-month period and two restructures in a five-year period
Private label(8)	Private label(8)
Private Label – Overall	Private Label – Overall
• An account may generally be restructured if we receive one or more qualifying payments, depending upon the merchant

• Restructuring is limited to once every six months (or longer, depending upon the merchant) for revolving accounts and once every twelve-months for closed-end accounts	Prior to December 2004 for accounts originated after October 2002

• For certain merchants, receipt of two or three qualifying payments was required, except accounts in an approved external debt management program could be restructured upon receipt of one qualifying payment
Private Label – Consumer Lending Retail Sales Contracts	Private Label – Consumer Lending Retail Sales Contracts
• Accounts may be restructured if we/ receive one qualifying payment within the 60 days preceding the restructure; may restructure accounts in a hardship/ disaster/ strike situation with one qualifying payment or no payments

• If an account is never more than 90 days delinquent, it may generally be restructured up to three times per year

• If an account is ever more than 90 days delinquent, generally it may be restructured with one qualifying payment no more than four times over its life; however, generally the account may thereafter be restructured if two qualifying payments are received

• Accounts subject to programs for hardship or strike may require only the receipt of reduced payments in order to be restructured; disaster may be restructured with no payments	• Accounts may be restructured upon receipt of two qualifying payments within the 60 days preceding the restructure

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

• Accounts subject to programs for hardship or strike may require only the receipt of reduced payments in order to be restructured; disaster may be restructured with no payments	• Accounts may be restructured upon receipt of two qualifying payments within the 60 days preceding the restructure

• Accounts will be limited to one restructure every six months

• Accounts will be limited to four collection restructures in a rolling sixty-month period

• Accounts will not be eligible for restructure until six months after origination

(1)	We employ account restructuring and other customer account management policies and practices as flexible customer account management tools as criteria may vary by product line. In addition to variances in criteria by product, criteria may also vary within a product line. Also, we continually review our product lines and assess restructuring criteria and they are subject to modification or exceptions from time to time. Accordingly, the description of our account restructuring policies or practices provided in this table should be taken only as general guidance to the restructuring approach taken within each product line, and not as assurance that accounts not meeting these criteria will never be restructured, that every account meeting these criteria will in fact be restructured or that these criteria will not change or that exceptions will not be made in individual cases. In addition, in an effort to determine optimal customer account management strategies, management may run more conservative tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.

(2)	For our United Kingdom business, all portfolios have a consistent account restructure policy. An account may be restructured if we receive two or more qualifying payments within two calendar months, limited to one restructure every 12 months, with a lifetime limit of three times. In hardship situations an account may be restructured if a customer makes three consecutive qualifying monthly payments within the last three calendar months. Only one hardship restructure is permitted in the life of a loan. There were no changes to the restructure policies of our United Kingdom business in 2006, 2005 or 2004.

(3)	Historically, policy changes are not applied to the entire portfolio on the date of implementation but are applied to new, or recently originated or acquired accounts. However, the policies adopted in the third quarter of 2003 for the Mortgage Services business and the fourth quarter of 2004 for the domestic private label (excluding retail sales contracts) and credit card portfolios were applied more broadly. The policy changes for the Mortgage Services business which occurred in the third quarter of 2003, unless otherwise noted, were generally applied to accounts originated or acquired after January 1, 2003 and the historical restructuring policies and practices are effective for all accounts originated or acquired prior to January 1, 2003. Implementation of this uniform policy had the effect of only counting restructures occurring on or after January 1, 2003 in assessing restructure eligibility for the purpose of the limitation that no account may be restructured more than four times in a rolling 60 month period. These policy changes adopted in the third quarter of 2003 did not have a significant impact on our business model or results of operations as the changes are, in effect, phased in as receivables were originated or acquired. For the adoption of FFIEC policies which occurred in the fourth quarter of 2004, the policies were effective immediately for all receivables in the domestic private label credit card and the credit card portfolios. Other business units may also elect to adopt uniform policies in future periods.

(4)	In some cases, as part of the Consumer Lending Foreclosure Avoidance Program, accounts may be restructured on receipt of one qualifying payment. In the fourth quarter of 2006, this treatment was extended to accounts that qualified for the Mortgage Services account modification plan, as long as it has been at least six months since such account was originated, even if the account had been restructured in the last twelve months. Such restructures may be in addition to the four collection restructures in a rolling sixty-month period. Accounts receive these restructures after proper verification of the customer’s ability to make continued payments. This generally includes the determination and verification of the customer’s financial situation. At December 31, 2006 and 2005 Consumer Lending had $674 million and $497 million, respectively, of accounts restructured on receipt of one qualifying payment under the Foreclosure Avoidance Program. At December 31, 2006 Mortgage Services had $134 million of accounts restructured on receipt of one qualifying payment under the account modification plan.

HSBC Finance Corporation

(5)	Our Mortgage Services business implemented this policy for all accounts effective March 1, 2004.

(6)	Prior to January 1, 2003, accounts that had made at least six qualifying payments during the life of the loan and that agreed to pay by automatic withdrawal were generally restructured with one qualifying payment.

(7)	Prior to August 2006, Mortgage Services accounts could not be restructured until nine months after origination and six months after the loan was acquired.

(8)	For our Canadian business, private label accounts are limited to one restructure every four months and if originated or acquired after January 1, 2003, two qualifying payments must be received, the account must be on the books for at least six months, at least six months must have elapsed since the last restructure, and there may be no more than four restructures in a rolling 60 month period.
The tables below summarize approximate restructuring statistics in our managed basis domestic portfolio. Managed basis assumes that securitized receivables have not been sold and remain on our balance sheet. We report our restructuring statistics on a managed basis only because the receivables that we securitize are subject to underwriting standards comparable to our owned portfolio, are generally serviced and collected without regard to ownership and result in a similar credit loss exposure for us. As the level of our securitized receivables have fallen over time, managed basis and owned basis results have now largely converged. As previously reported, in prior periods we used certain assumptions and estimates to compile our restructure statistics. The systemic counters used to compile the information presented below exclude from the reported statistics loans that have been reported as contractually delinquent but have been reset to a current status because we have determined that the loans should not have been considered delinquent (e.g., payment application processing errors). When comparing restructuring statistics from different periods, the fact that our restructure policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies have been enhanced, should be taken into account.
Total Restructured by Restructure Period – Domestic Portfolio(1)
(Managed Basis)

At December 31,	2006	2005

Never restructured	89.1%	89.5%
Restructured:
Restructured in the last 6 months	4.8	4.0
Restructured in the last 7-12 months	2.4	2.4
Previously restructured beyond 12 months	3.7	4.1

Total ever restructured(2)	10.9	10.5

Total	100.0%	100.0%

Restructured by Product – Domestic Portfolio(1)
(Managed Basis)

At December 31,	2006		2005

	(dollars are in millions
Real estate secured	$10,344	11.0%	$8,334	10.4%
Auto finance	1,881	15.1	1,688	14.5
Credit card	816	2.9	774	3.0
Private label(2)	31	10.9	26	7.3
Personal non-credit card	3,600	19.5	3,369	19.9

Total(3)	$16,672	10.9%	$14,191	10.5%

(1)	Excludes foreign businesses, commercial and other.

(2)	Only reflects Consumer Lending retail sales contracts which have historically been classified as private label. All other domestic private label receivables were sold to HSBC Bank USA in December 2004.

(3)	Total including foreign businesses was 10.6 percent at December 31, 2006 and 10.3 percent at December 31, 2005.

HSBC Finance Corporation

The increase in restructured loans compared to the prior year was primarily attributable to higher levels of real estate secured restructures due to portfolio growth and seasoning, including higher restructure levels at our Mortgage Services business as we continue to work with our customers who, in our judgment, evidence continued payment probability. Additionally, beginning in the fourth quarter of 2006, we expanded the use of account modification at our Mortgage Services business to modify the rate and/or payment on a number of qualifying loans and restructured certain of those accounts after receipt of one modified payment and if certain other criteria were met. Such accounts are included in the above restructure statistics beginning in 2006. See “Credit Quality Statistics” for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.
In addition to our restructuring policies and practices, we employ other customer account management techniques that are similarly designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably possible. These additional customer account management techniques include, at our discretion, actions such as extended payment arrangements, approved external debt management plans, forbearance, modifications, loan rewrites and/or deferment pending a change in circumstances. We typically use these customer account management techniques with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower’s ability to pay the contractually specified amount for some period of time. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower’s agreeing to pay us an additional amount with future required payments. In some cases, these additional customer account management techniques may involve us agreeing to lower the contractual payment amount and/or reduce the periodic interest rate. In most cases, the delinquency status of an account is considered to be current if the borrower immediately begins payment under the new account terms. We are actively using loan modifications followed by an account restructure if the borrower makes one or more modified payments in response to increased volumes within our delinquent Mortgage Services portfolio. This account management practice is designed to assist borrowers who may have purchased a home with an expectation of continued real estate appreciation or income that has proven unfounded.
The amount of domestic and foreign managed receivables in forbearance, modification, credit card services approved consumer credit counseling accommodations, rewrites, modifications (excluding Mortgage Services in 2006) or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.3 billion or ..2 percent of managed receivables at December 31, 2006 compared with $.4 billion or .3 percent of managed receivables at December 31, 2005.
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
Geographic Concentrations The state of California accounts for 13 percent of our domestic portfolio. We also have significant concentrations of domestic consumer receivables in Florida (7%), New York (6%), Texas (5%), Ohio (5%), and Pennsylvania (5%). Because of our centralized underwriting, collections and processing functions, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.
Our foreign consumer operations located in the United Kingdom and the Republic of Ireland accounted for 3 percent of consumer receivables and Canada accounted for 2 percent of consumer receivables at December 31, 2006.

HSBC Finance Corporation

Liquidity and Capital Resources

While the funding synergies resulting from our acquisition by HSBC have allowed us to reduce our reliance on traditional sources to fund our growth, our continued success and prospects for growth are dependent upon access to the global capital markets. Numerous factors, internal and external, may impact our access to and the costs associated with issuing debt in these markets. These factors may include our debt ratings, overall capital markets volatility and the impact of overall economic conditions on our business. We continue to focus on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. As discussed below, we supplemented unsecured debt issuance during 2006 and 2005 with proceeds from the continuing sale of newly originated domestic private label receivables (excluding retail sales contracts) to HSBC Bank USA following the bulk sale of this portfolio in December 2004, debt issued to affiliates, the issuance of Series B preferred stock, the issuance of additional common equity to HINO in both 2006 and 2005 and the sale of our U.K. credit card business to HBEU in December 2005.
Because we are a subsidiary of HSBC, our credit ratings have improved and our credit spreads relative to Treasury Bonds have tightened compared to those we experienced during the months leading up to the announcement of our acquisition by HSBC. Primarily as a result of tightened credit spreads and improved funding availability, we recognized cash funding expense savings of approximately $940 million during 2006, $600 million in 2005 and $350 million in 2004 compared to the funding costs we would have incurred using average spreads and funding mix from the first half of 2002. These tightened credit spreads in combination with the issuance of HSBC Finance Corporation debt and other funding synergies including asset transfers and debt underwriting fees paid to HSBC affiliates have enabled HSBC to realize a pre-tax cash funding expense savings in excess of $1.0 billion for the year ended December 31, 2006. Amortization of purchase accounting fair value adjustments to our external debt obligations, reduced interest expense by $542 million in 2006, including $62 million relating to Metris and $656 million in 2005, including $1 million relating to Metris and $946 million in 2004.

HSBC Finance Corporation

Debt due to affiliates and other HSBC related funding are summarized in the following table:

December 31,	2006		2005

	(in billions)
Debt outstanding to HSBC subsidiaries:
Drawings on bank lines in the U.K. and Europe	$4.3		$4.2
Term debt	10.6		11.0
Preferred securities issued by Household Capital Trust VIII to HSBC	.3		.3

Total debt outstanding to HSBC subsidiaries	15.2		15.5

Debt outstanding to HSBC clients:
Euro commercial paper	3.0		3.2
Term debt	1.2		1.3

Total debt outstanding to HSBC clients	4.2		4.5
Cash received on bulk and subsequent sale of domestic private label credit card receivables to HSBC Bank USA, net (cumulative)	17.9		15.7
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7		3.7
Direct purchases from correspondents (cumulative)	4.2		4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(4.7)		(3.3)

Total real estate secured receivable activity with HSBC Bank USA	3.2		4.6
Cash received from sale of European Operations to HBEU affiliate	-	(2)	-
Cash received from sale of U.K. credit card business to HBEU	2.7		2.6
Capital contribution by HINO	1.4	(1)	1.2	(1)

Total HSBC related funding	$44.6		$44.1

(1)	This capital contribution was made in connection with our acquisition of Champion Mortgage in November 2006 and our acquisition of Metris in December 2005.

(2)	Less than $100 million.
At December 31, 2006, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 13 percent of our total debt and preferred stock funding. At December 31, 2005, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 15 percent of our total debt and preferred stock funding.
Cash proceeds of $46 million from the November 2006 sale of the European Operations and the December 2005 sale of our U.K. credit card receivables to HBEU of $2.7 billion in cash were used to partially pay down drawings on bank lines from HBEU for the U.K. and fund operations. Proceeds received from the bulk sale and subsequent daily sales of domestic private label credit card receivables to HSBC Bank USA of $17.9 billion were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and to fund operations.
At December 31, 2006, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.7 billion from HBEU to fund our operations in the U.K. At December 31, 2005, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.3 billion from HBEU to fund our operations in the U.K. At December 31, 2006, $4.3 billion was outstanding under the HBEU lines for the U.K. and no balances were outstanding under the domestic lines. At December 31, 2005, $4.2 billion was outstanding under HBEU lines for the U.K. and no balances were outstanding under the domestic lines. We had derivative contracts with a notional value of $87.4 billion, or approximately 93 percent of total derivative contracts, outstanding with HSBC affiliates at December 31, 2006. At December 31, 2005, we had derivative

HSBC Finance Corporation

contracts with a notional value of $72.2 billion, or approximately 87 percent of total derivative contracts, outstanding with HSBC affiliates
Securities and other short-term investments Securities totaled $4.7 billion at December 31, 2006 and $4.1 billion at December 31, 2005 as a result of an increase in money market funds restricted for paying down secured financings at the established payment date. Securities purchased under agreements to resell totaled $171 million at December 31, 2006 and $78 million at December 31, 2005. Interest bearing deposits with banks totaled $424 million at December 31, 2006 and $384 million at December 31, 2005.
Commercial paper, bank and other borrowings totaled $11.1 billion at December 31, 2006 and $11.4 billion at December 31, 2005. The levels at December 31, 2006 reflect our decision to carry lower commercial paper balances. This funding strategy also requires that bank credit facilities will at all times exceed 85% of outstanding commercial paper and that the combination of bank credit facilities and undrawn committed conduit facilities will, at all times, exceed 115% of outstanding commercial paper. This plan, which was reviewed with the relevant rating agencies, resulted in an increase in our maximum outstanding commercial paper balance. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $3.0 billion at December 31, 2006 and $3.2 billion at December 31, 2005.
Long term debt (with original maturities over one year) increased to $127.6 billion at December 31, 2006 from $105.2 billion at December 31, 2005. As part of our overall liquidity management strategy, we continue to extend the maturity of our liability profile. Significant issuances during 2006 included the following:

•	$7.3 billion of domestic and foreign medium-term notes
•	$7.9 billion of foreign currency-denominated bonds
•	$1.8 billion of InterNotesSM (retail-oriented medium-term notes)
•	$9.3 billion of global debt
•	$14.9 billion of securities backed by real estate secured, auto finance, credit card and personal non-credit card receivables. For accounting purposes, these transactions were structured as secured financings.
In the first quarter of 2006, we redeemed the junior subordinated notes, issued to Household Capital Trust VI with an outstanding principal balance of $206 million. In the fourth quarter of 2006 we redeemed the junior subordinated notes, issued to Household Capital Trust VII with an outstanding principal balance of $206 million.
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
Preferred Shares In June 2005, we issued 575,000 shares of Series B Preferred Stock for $575 million. Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010. In 2006 and 2005, we paid dividends totaling $37 million and $17 million, respectively on the Series B Preferred Stock.
Common Equity In 2006, in connection with our purchase of the Champion portfolio, HINO made a capital contribution of $163 million. In 2005, we issued four shares of common equity to HINO in December 2005 in exchange for the $1.1 billion Series A Preferred Stock plus all accrued and unpaid dividends. Additionally, in connection with our acquisition of Metris, HINO made a capital contribution of $1.2 billion in exchange for one share of common stock.
Selected capital ratios In managing capital, we develop targets for tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”), tangible shareholder’s(s’) equity plus owned loss reserves to tangible

HSBC Finance Corporation

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
In 2006, Standard & Poor’s Corporation raised the senior debt rating for HSBC Finance Corporation from A to AA-, raised the senior subordinated debt rating from A- to A+, raised the commercial paper rating from A-1 to A-1+, and raised the Series B preferred stock rating from BBB+ to A-2. Also, during the fourth quarter of 2006 Standard and Poor’s Corporations changed our total outlook on our issuer default rating to “positive outlook”. During 2006, Moody’s Investors Service raised the rating for all of our debt with the Senior Debt Rating for HSBC Finance Corporation raised from A1 to Aa3 and the Series B preferred stock rating for HSBC Finance Corporation from A3 to A2. Our short-term rating was also affirmed at Prime-1. In the third quarter of 2006, Fitch changed the total outlook on our issuer default rating to “positive outlook” from “stable outlook.”
Selected capital ratios are summarized in the following table:

December 31,	2006	2005

TETMA(1),	7.20%	7.56%
TETMA + Owned Reserves(1),	11.08	10.55
Tangible common equity to tangible managed assets(1)	6.11	6.07
Common and preferred equity to owned assets	11.19	12.43
Excluding HSBC acquisition purchase accounting adjustments:
TETMA(1),	7.85%	8.52%
TETMA + Owned Reserves(1),	11.73	11.51
Tangible common equity to tangible managed assets(1)	6.76	7.02

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-U.S. GAAP financial ratios that are used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.
HSBC Finance Corporation. HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC Holdings plc. On March 28, 2003, HSBC acquired Household International, Inc. by way of merger in a purchase business combination. Effective January 1, 2004, HSBC transferred its ownership interest in Household to a wholly owned subsidiary, HSBC North America Holdings Inc., which subsequently contributed Household to its wholly owned subsidiary, HINO. On December 15, 2004, Household merged with its wholly owned subsidiary, Household Finance Corporation, with Household as the surviving entity. At the time of the merger, Household changed its name to “HSBC Finance Corporation.”
HSBC Finance Corporation is the parent company that owns the outstanding common stock of its subsidiaries. Our main source of funds is cash received from operations and subsidiaries in the form of dividends. In addition, we receive cash from third parties and affiliates by issuing preferred stock and debt.
HSBC Finance Corporation received cash dividends from its subsidiaries of $74 million in 2006 and $514 million in 2005.
In conjunction with the acquisition by HSBC, we issued a series of 6.50 percent cumulative preferred stock in the amount of $1.1 billion (“Series A Preferred Stock”) to HSBC on March 28, 2003. In September 2004, HSBC North America issued a new series of preferred stock totaling $1.1 billion to HSBC in exchange for our Series A Preferred Stock. In October 2004, our immediate parent, HINO, issued a new series of preferred stock to HSBC North America in exchange for our Series A Preferred Stock. We paid dividends on our

HSBC Finance Corporation

Series A Preferred Stock of $66 million in October 2005 and $108 million in October 2004. On December 15, 2005, we issued 4 shares of common stock to HINO in exchange for the $1.1 billion Series A Preferred Stock plus the accrued and unpaid dividends and the Series A Preferred Stock was retired.
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
In June 2005, we issued 575,000 shares of Series B Preferred Stock for $575 million. Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010. In 2006 and 2005, we paid dividends totaling $37 million and $17 million, respectively, on the Series B Preferred Stock.
HSBC Finance Corporation has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock and may pay dividends on its common stock. Dividends of $809 million were paid to HINO, our immediate parent company, on our common stock in 2006 and $980 million were paid in 2005. We anticipate paying future dividends to HINO, but will maintain our capital at levels necessary to maintain current ratings either by limiting the dividends to or through capital contributions from our parent.
At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. HSBC Finance Corporation made capital contributions to certain subsidiaries of $1.5 billion in 2006 and $2.2 billion in 2005.
Subsidiaries At December 31, 2006, HSBC Finance Corporation had one major subsidiary, Household Global Funding (“Global Funding”), and manages all domestic operations. Prior to December 15, 2004, we had two major subsidiaries: Household Finance Corporation (“HFC”), which managed all domestic operations, and Global Funding. On December 15, 2004, HFC merged with and into Household International which changed its name to HSBC Finance Corporation.
Domestic Operations HSBC Finance Corporation’s domestic operations are funded through the collection of receivable balances; issuing commercial paper, medium-term debt and long-term debt; borrowing under secured financing facilities and selling consumer receivables. Domestically, HSBC Finance Corporation markets its commercial paper primarily through an in-house sales force. The vast majority of our domestic medium-term notes and long-term debt is now marketed through subsidiaries of HSBC. Domestic medium-term notes may also be marketed through our in-house sales force. Intermediate and long-term debt may also be marketed through unaffiliated investment banks.
At December 31, 2006, advances from subsidiaries of HSBC for our domestic operations totaled $10.6 billion. At December 31, 2005, advances from subsidiaries of HSBC for our domestic operations totaled $11.0 billion. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.
Outstanding commercial paper related to our domestic operations totaled $10.8 billion at December 31, 2006 and $10.9 billion at December 31, 2005.
Following our acquisition by HSBC, we established a new Euro commercial paper program, largely targeted towards HSBC clients, which expanded our European investor base. Under the Euro commercial paper program, commercial paper denominated in Euros, British pounds and U.S. dollars is sold to foreign investors. Outstanding Euro commercial paper sold to customers of HSBC totaled $3.0 billion at December 31, 2006

HSBC Finance Corporation

and $3.2 billion at December 31, 2005. We actively manage the level of commercial paper outstanding to ensure availability to core investors while maintaining excess capacity within our internally-established targets as communicated with the rating agencies.
The following table shows various debt issuances by HSBC Finance Corporation and its domestic subsidiaries during 2006 and 2005.

	2006	2005

	(in billions)
Medium term notes, excluding issuances to HSBC customers and subsidiaries of HSBC	$6.0	$9.5
Medium term notes issued to HSBC customers	-	.2
Medium term notes issued to subsidiaries of HSBC	.8	5.0
Foreign currency-denominated bonds, excluding issuances to HSBC customers and subsidiaries of HSBC	7.9	5.8
Junior subordinated notes issued to the Household Capital Trust IX	-	1.0
Foreign currency-denominated bonds issued to HSBC customers	-	.2
Foreign currency-denominated bonds issued to subsidiaries of HSBC	-	-
Global debt	9.3	11.2
InterNotesSM (retail-oriented medium-term notes)	1.8	1.8
Securities backed by home equity, auto finance and credit card and personal non-credit card receivables structured as secured financings	14.9	9.7
Additionally, in 2005 as part of the Metris acquisition we assumed $4.6 billion of securities backed by credit card receivables which we restructured to fail sale treatment and are now accounted for as secured financings.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars substantially all foreign-denominated notes in 2006 and 2005.
HSBC Finance Corporation issued securities backed by dedicated receivables of $14.9 billion in 2006 and $9.7 billion in 2005. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. At December 31, 2006, closed-end real estate secured, auto finance and credit card and personal non-credit card receivables totaling $28.1 billion secured $21.8 billion of outstanding debt. At December 31, 2005, closed-end real estate secured and auto finance and credit card receivables totaling $19.7 billion secured $15.1 billion of outstanding debt.
HSBC Finance Corporation had committed back-up lines of credit totaling $11.7 billion at December 31, 2006 for its domestic operations. Included in the December 31, 2006 total are $2.5 billion of revolving credit facilities with HSBC. None of these back-up lines were drawn upon in 2006. The back-up lines expire on various dates through 2009. The most restrictive financial covenant contained in the back-up line agreements that could restrict availability is an obligation to maintain minimum shareholder’s equity of $11.0 billion which is substantially below our December 31, 2006 common and preferred shareholder’s equity balance of $20.1 billion.
At December 31, 2006, we had facilities with commercial and investment banks under which our domestic operations may issue securities backed with receivables up to $19.0 billion of receivables, including up to $15.0 billion of auto finance, credit card and personal non-credit card and $4.0 billion of real estate secured receivables. We increased our total conduit capacity by $3.6 billion in 2006. Conduit capacity for real estate secured receivables was increased $1.2 billion and capacity for other products was increased $2.4 billion. The facilities are renewable at the banks’ option. At December 31, 2006, $9.1 billion of auto finance, credit card, personal non-credit card and real estate secured receivables were used in collateralized funding transactions structured either as securitizations or secured financings under these funding programs. In addition, we have available a $4.0 billion single seller mortgage facility (none of which was outstanding at December 31, 2006). The amount available under the facilities will vary based on the timing and volume of public securitization

HSBC Finance Corporation

transactions. Through existing term bank financing and new debt issuances, we believe we will continue to have adequate sources of funds.
Global Funding Global Funding includes our foreign subsidiaries in the United Kingdom, the Republic of Ireland and Canada. Global Funding’s assets were $10.9 billion at December 31, 2006 and $10.7 billion at December 31, 2005. At December 31, 2005, Global Funding’s assets included the assets of our European Operations which, as previously discussed, were sold to HBEU in November 2006. Consolidated shareholder’s(s’) equity includes the effect of translating our foreign subsidiaries’ assets, liabilities and operating results from their local currency into U.S. dollars.
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
United Kingdom Our United Kingdom operation is funded with HBEU debt and previously issued long-term debt. The following table summarizes the funding of our United Kingdom operation:

	2006	2005

	(in billions)
Due to HSBC affiliates	$4.3	$4.2
Long term debt	.2	.9
At December 31, 2006, $.2 billion of long term debt was guaranteed by HSBC Finance Corporation. HSBC Finance Corporation receives a fee for providing the guarantee. In 2006 and 2005, our United Kingdom subsidiary primarily received its funding directly from HSBC.
As previously discussed, in November 2006, our U.K. operations sold its European Operations to a subsidiary of HBEU for total consideration of $46 million and used the proceeds to partially pay down amounts due to HBEU on bank lines in the U.K. Additionally, in December 2005, our U.K. operations sold its credit card operations to HBEU for total consideration of $3.0 billion, including $261 million in preferred stock of a subsidiary of HBEU, and used the proceeds to partially pay down amounts due to HBEU on bank lines in the U.K. and to pay a cash dividend of $489 million to HSBC Finance Corporation. Our U.K. operations also provided a dividend to HSBC Finance Corporation of $41 million of the preferred stock received in the transaction.
Canada Our Canadian operation is funded with commercial paper, intermediate debt and long-term debt. Outstanding commercial paper totaled $223 million at December 31, 2006 compared to $442 million at December 31, 2005. Intermediate and long-term debt totaled $3.4 billion at December 31, 2006 compared to $2.5 billion at December 31, 2005. At December 31, 2006, $3.6 billion of the Canadian subsidiary’s debt was guaranteed by HSBC Finance Corporation for which it receives a fee for providing the guarantee. Committed back-up lines of credit for Canada were approximately $86 million at December 31, 2006. All of these back-up lines are guaranteed by HSBC Finance Corporation and none were used in 2006. In 2006, our Canadian operations paid a dividend of $26 million to HSBC Finance Corporation.

HSBC Finance Corporation

2007 Funding Strategy As discussed previously, the acquisition by HSBC has improved our access to the capital markets as well as expanded our access to a worldwide pool of potential investors. Our current estimated domestic funding needs and sources for 2007 are summarized in the table that follows.

(in billions)

Funding needs:
Net asset growth	$(10) - 0
Commercial paper, term debt and securitization maturities	30 - 36
Other	1 - 3

Total funding needs	$21 - 39

Funding sources:
External funding, including commercial paper	$20 - 36
HSBC and HSBC subsidiaries	1 - 3

Total funding sources	$21 - 39

As previously discussed, we have experienced deterioration in the performance of mortgage loan originations in our Mortgage Services business. Numerous risk mitigation efforts are underway in this business and we have slowed growth by tightening underwriting criteria. These actions, combined with normal portfolio attrition, will result in negative growth in 2007. Additionally during 2007, we will continue to analyze the mortgage acquisition strategy. If we continue to observe risk in specific portfolios we may choose to constrain growth in certain portfolios. In addition, as opportunities arise we may also choose to sell selected portfolios. Both activities could result in negative year over year growth in the balance sheet. Commercial paper outstanding in 2007 is expected to be in line with the December 31, 2006 balances, except during the first three months of 2007 when commercial paper balances will be temporarily high due to the seasonal activity of our TFS business. Approximately two-thirds of outstanding commercial paper is expected to be domestic commercial paper sold both directly and through dealer programs. Euro commercial paper is expected to account for approximately one-third of outstanding commercial paper and will be marketed predominately to HSBC clients.
Term debt issuances are expected to utilize several ongoing programs to achieve the desired funding. Approximately 78 percent of term debt funding is expected to be achieved through transactions including U.S. dollar global and Euro transactions and large medium-term note (“MTN”) offerings. Domestic retail note programs are expected to account for approximately 12 percent of term debt issuances. The remaining term debt issuances are expected to consist of smaller domestic and foreign currency MTN offerings.
As a result of our decision in 2004 to fund all new collateralized funding transactions as secured financings, we anticipate securitization levels will continue to decline in 2007. Because existing public credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in the fourth quarter of 2007. In addition, we will continue to replenish at reduced levels, certain non-public personal non-credit card securities issued to conduits for a period of time in order to manage liquidity. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. There was no impact, however, on cash received from operations or on IFRS reported results. Because we believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, we will continue to use secured financings of consumer receivables as a source of our funding and liquidity. We anticipate that secured financings in 2007 should increase significantly over the 2006 levels.
HSBC received regulatory approval in 2003 to provide the direct funding required by our United Kingdom operations. Accordingly, in 2004 we eliminated all back-up lines of credit which had previously supported our United Kingdom subsidiary. All new funding for our United Kingdom subsidiary is now provided directly by HSBC. Our Canadian operation will continue to fund itself independently through traditional third-party

HSBC Finance Corporation

funding sources such as commercial paper and medium term-notes. Funding needs in 2007 are not expected to be significant for Canada.
Capital Expenditures We made capital expenditures of $148 million in 2006 which included costs related to the new office building in the Village of Mettawa, Illinois and the Solstice acquisition. Capital expenditures in 2005 were $78 million.
Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements at December 31, 2006:

(in billions)

Private label, and credit cards	$186
Other consumer lines of credit	7

Open lines of credit(1)	$193

(1)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to December 31, 2006.
At December 31, 2006, our Mortgage Services business had commitments with numerous correspondents to purchase up to $104 million of real estate secured receivables at fair market value, subject to availability based on current underwriting guidelines specified by our Mortgage Services business and at prices indexed to general market rates. These commitments have terms of up to one year and can be renewed upon mutual agreement. Also at December 31, 2006, our Mortgage Services business had outstanding forward sales commitments relating to real estate secured loans totaling $607 million and unused commitments to extend credit relating to real estate secured loans to customers (as long as certain conditions are met), totaling $1.4 billion.
At December 31, 2006, we also had a commitment to lend up to $3.0 billion to H&R Block to fund its acquisition of a participation interest in refund anticipation loans during the 2007 tax season.
Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations at December 31, 2006 by period due:

	2007	2008	2009	2010	2011	Thereafter	Total

	(in millions)
Principal balance of debt:
Due to affiliates	$4,909	$26	$2,005	$1,433	$191	$6,608	$15,172
Long term debt (including secured financings)	26,149	21,734	16,815	12,572	13,718	34,330	125,318

Total debt	31,058	21,760	18,820	14,005	13,909	40,938	140,490

Operating leases:
Minimum rental payments	182	144	121	80	42	127	696
Minimum sublease income	58	36	34	15	-	-	143

Total operating leases	124	108	87	65	42	127	553

Obligations under merchant and affinity programs	141	137	90	84	80	334	866
Non-qualified pension and postretirement benefit liabilities(1)	20	23	24	26	27	847	967

Total contractual cash obligations	$31,343	$22,028	$19,021	$14,180	$14,058	$42,246	$142,876

(1)	Expected benefit payments calculated include future service component.
These cash obligations could be funded primarily through cash collections on receivables, from the issuance of new unsecured debt or through secured financings of receivables. Our receivables and other liquid assets generally have shorter lives than the liabilities used to fund them.

HSBC Finance Corporation

In January 2006, we entered into a lease for a building in the Village of Mettawa, Illinois. The new facility will consolidate our Prospect Heights, Mount Prospect and Deerfield offices. Construction of the building began in the spring of 2006 and the relocation is planned for the first and second quarters of 2008. The future lease payments for this building are currently estimated as follows:

(in millions)

2008	$5
2009	11
2010	11
2011	11
Thereafter	115

$153

Our purchase obligations for goods and services at December 31, 2006 were not significant.
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
Certain securitization trusts, such as credit cards, are established at fixed levels and, due to the revolving nature of the underlying receivables, require the sale of new receivables into the trust to replace runoff so that the principal dollar amount of the investors’ interest remains unchanged. We refer to such activity as replenishments. Once the revolving period ends, the amortization period begins and the trust distributes principal payments, in addition to interest, to the investors.
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
Generally, for each securitization and secured financing we utilize credit enhancement to obtain investment grade ratings on the securities issued by the trust. To ensure that adequate funds are available to pay investors their contractual return, we may retain various forms of interests in assets securing a funding transaction,

HSBC Finance Corporation

whether structured as a securitization or a secured financing, such as over-collateralization, subordinated series, residual interests in the receivables (in the case of securitizations) or we may fund cash accounts. Over-collateralization is created by transferring receivables to the trust issuing the securities that exceed the balance of the securities to be issued. Subordinated interests provide additional assurance of payment to investors holding senior securities. Residual interests are also referred to as interest-only strip receivables and represent rights to future cash flows from receivables in a securitization trust after investors receive their contractual return. Cash accounts can be funded by an initial deposit at the time the transaction is established and/or from interest payments on the receivables that exceed the investor’s contractual return.
Our retained securitization interests are not in the form of securities and are included in receivables on our consolidated balance sheets. These retained interests were comprised of the following at December 31, 2006 and 2005:

	At December 31,

	2006	2005

	(in millions)
Overcollateralization	$52	$214
Interest-only strip receivables	6	23
Cash spread accounts	40	150
Other subordinated interests	870	2,131

Total retained securitization interests	$968	$2,518

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
Securitizations are treated as secured financings under both IFRS and U.K. GAAP. In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under IFRS, we began to structure all new collateralized funding transactions as secured financings in the third quarter of 2004. However, because existing public credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is currently projected to occur in the fourth quarter of 2007. We continue to replenish at reduced levels, certain non-public personal non-credit card and credit card securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. There was no impact, however, on cash received from operations.

HSBC Finance Corporation

Securitizations and secured financings were as follows:

	Year Ended December 31,

	2006	2005	2004

	(in millions)
Initial Securitizations:
Credit card	$-	$-	$550
Private label	-	-	190

Total	$-	$-	$740

Replenishment Securitizations:
Credit card	$2,469	$8,620	$20,378
Private label	-	-	9,104
Personal non-credit card	71	211	828

Total	$2,540	$8,831	$30,310

Secured financings:
Real estate secured	$4,767	$4,516	$3,299
Auto finance	2,843	3,418	1,790
Credit card	4,745	1,785	-
Personal non-credit card	2,500	-	-

Total	$14,855	$9,719	$5,089

Additionally, as part of the Metris acquisition in 2005, we assumed $4.6 billion of securities backed by credit card receivables which we restructured to fail sale treatment and are now accounted for as secured financings.
Our securitization levels in 2006 were lower while secured financings were higher reflecting the decision in the third quarter of 2004 to structure all new collateralized funding transactions as secured financings and the use of additional sources of liquidity provided by HSBC and its subsidiaries.
Outstanding securitized receivables consisted of the following:

	At December 31,

	2006	2005

	(in millions)
Auto finance	$271	$1,192
Credit card	500	1,875
Personal non-credit card	178	1,007

Total	$949	$4,074

The following table summarizes the expected amortization of our securitized receivables at December 31, 2006:

	2007	2008	Total

	(in millions)
Auto finance	$271	$-	$271
Credit card	250	250	500
Personal non-credit card	178	-	178

Total	$699	$250	$949

At December 31, 2006, the expected weighted-average remaining life of these transactions was .25 years.

HSBC Finance Corporation

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
At December 31, 2006, securitizations structured as sales represented 1 percent and secured financings represented 14 percent of the funding associated with our managed funding portfolio. At December 31, 2005, securitizations structured as sales represented 3 percent and secured financings represented 11 percent of the funding associated with our managed funding portfolio.
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
At December 31, 2006, we had domestic facilities with commercial and investment banks under which we may use up to $19.0 billion of our receivables in collateralized funding transactions structured either as securitizations or secured financings. The facilities are renewable at the banks’ option. At December 31, 2006, $9.1 billion of auto finance, credit card, personal non-credit card and real estate secured receivables were used in collateralized funding transactions structured either as securitizations or secured financings under these funding programs. In addition, we have available a $4.0 billion single seller mortgage facility (none of which was outstanding at December 31, 2006) structured as a secured financing. As a result of the sale of the U.K. credit card receivables to HBEU in 2005 as previously discussed, we no longer have any securitized receivables or conduit lines in the U.K. As previously discussed, beginning in the third quarter of 2004, we decided to fund all new collateralized funding transactions as secured financings to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under IFRS. The amount available under the facilities will vary based on the timing and volume of collateralized funding transactions. Through existing term bank financing and new debt issuances, we believe we should continue to have adequate sources of funds, which could be impacted from time to time by volatility in the financial markets or if one or more of these facilities were unable to be renewed.
For additional information related to our securitization activities, including the amount of revenues and cash flows resulting from these arrangements, see Note 8, “Asset Securitizations,” to our accompanying consolidated financial statements.
Risk Management

Some degree of risk is inherent in virtually all of our activities. Accordingly, we have comprehensive risk management policies and practices in place to address potential financial risks, which include credit, liquidity, market (which includes interest rate and foreign currency exchange risks), reputational and operational risk (which includes compliance and technology risks). Our risk management policies are designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. We continually modify and enhance our risk management policies and systems to reflect changes in markets and products and to better overall risk management processes. Training, individual responsibility and accountability, together with a disciplined, conservative and constructive culture of control, lie at the heart of our management of risk.

HSBC Finance Corporation

Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board which consists of senior executives throughout the HSBC organization. In addition, due to the increasingly complex business environment and the evolution of improved risk management tools and standards, HSBC Finance Corporation has significantly upgraded, and continues to upgrade, its risk management function. New practices and techniques have been implemented to enhance data analysis, modeling, stress testing, management information systems, risk self-assessment, and independent oversight. A Chief Risk Officer is in place whose role is to establish, oversee, and direct the various non-credit risk-related functions. The Chief Risk Officer has dedicated senior risk leaders that independently ensure risks are appropriately identified, measured, managed, controlled and reported.
Risk management oversight begins with the HSBC Finance Corporation Board of Directors and its various committees, principally the Audit Committee. Management oversight is provided by corporate and business unit risk management committees with the participation of the Chief Risk Officer or his staff. An HSBC Finance Corporation Risk Management Committee, chaired by the Chief Executive Officer, focuses on credit and operational risk management strategies. In addition, the HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board.
Credit Risk Management Credit risk is the risk that financial loss arises from the failure of a customer or counterparty to meet its obligations under a contract. Our credit risk arises primarily from lending and treasury activities.
Day-to-day management of credit risk is decentralized and administered by Chief Credit Officers in each business line. Independent oversight is provided by a corporate Chief Retail Credit Officer who reports directly to our Chief Executive Officer and indirectly to the Group General Manager, Head of Credit and Risk for HSBC. We have established detailed policies to address the credit risk that arises from our lending activities. Our credit and portfolio management procedures focus on risk-based pricing and effective collection and customer account management efforts for each loan. Our lending guidelines, which delineate the credit risk we are willing to take and the related terms, are specific not only for each product, but also take into consideration various other factors including borrower characteristics. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. See “Credit Quality” for a detailed description of our policies regarding the establishment of credit loss reserves, our delinquency and charge-off policies and practices and our customer account management policies and practices. Also see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements for further discussion of our policies surrounding credit loss reserves. While we develop our own policies and procedures for all of our lending activities, they are consistent with HSBC standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level.
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We control counterparty credit risk in derivative instruments through established credit approvals, risk control limits, collateral, and ongoing monitoring procedures. Counterparty limits have been set and are closely monitored as part of the overall risk management process and control structure. During the third quarter of 2003 and continuing through 2006, we utilize an affiliate, HSBC Bank USA, as the primary provider of new domestic derivative products. We have never suffered a loss due to counterparty failure.
Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities and totaled $158 million at December 31, 2006 and $91 million at December 31, 2005 for third-party counterparties. Beginning in the second quarter of 2006, when the fair value of our agreements with affiliate counterparties require the posting of collateral by the affiliate, it is provided in the form of cash and recorded on the balance

HSBC Finance Corporation

sheet, consistent with third party arrangements. Previously, the posting of collateral by affiliates was provided in the form of securities, which were not recorded on our balance sheet. Also during 2006, we lowered the level of the fair value of our agreements with affiliate counterparties above which collateral is required to be posted to $75 million. At December 31, 2006, the fair value of our agreements with affiliate counter parties required the affiliate to provide cash collateral of $1.0 billion, which is recorded in our balance sheet as a component of derivative related liabilities. At December 31, 2005, the fair value of our agreements with affiliate counterparties was below the level requiring posting of collateral. As such, at December 31, 2005, we were not holding any swap collateral from HSBC affiliates in the form of securities.
See Note 14, “Derivative Financial Instruments,” to the accompanying consolidated financial statements for additional information related to interest rate risk management and Note 23, “Fair Value of Financial Instruments,” for information regarding the fair value of certain financial instruments.
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

HSBC Finance Corporation

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
Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of changes in interest rates on net interest income. The key assumptions used in these models include expected loan payoff rates, loan volumes and pricing, cash flows from derivative financial instruments and changes in market conditions. These assumptions are based on our best estimates of actual conditions. The models cannot precisely predict the actual impact of changes in interest rates on our earnings because these assumptions are highly uncertain. At December 31, 2006, our interest rate risk levels were below those allowed by our existing policy.
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
We monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming a growing balance sheet and the current interest rate risk profile. The following table summarizes such estimated impact:

	At December 31,

	2006	2005

	(in millions)
Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$180	$213
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	$54	$120

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
As part of our overall risk management strategy to reduce earnings volatility, in 2005 a significant number of our pay fixed/receive variable interest rate swaps which had not previously qualified for hedge accounting under SFAS No. 133, have been designated as effective hedges using the long-haul method of accounting, and certain other interest rate swaps were terminated. This will significantly reduce the volatility of the mark-to-market on the previously non-qualifying derivatives which have been designated as effective hedges going forward, but will result in the recording of ineffectiveness under the long-haul method of accounting under SFAS No. 133. In order to further reduce earnings volatility that would otherwise result from changes in interest rates, we continue to evaluate the steps required to regain hedge accounting treatment under SFAS No. 133 for the remaining swaps which do not currently qualify for hedge accounting. These derivatives remain economic hedges of the underlying debt instruments. Use of interest rate swaps which qualify as effective hedges under SFAS No. 133 decreased our net interest income by 4 basis points in 2006, increased our net interest income by 24 basis points in 2005 and 49 basis points in 2004. We will continue to manage our total interest rate risk on a basis consistent with the risk management process employed since the acquisition.
HSBC also has certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit as of December 31, 2006 was $2 million, which includes the risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $2 million. As of December 31, 2006, we had a PVBP position of $1.1 million reflecting the impact of a one basis point increase in interest rates.
While the total PVBP position will not change as a result of the loss of hedge accounting following our acquisition by HSBC, the following table shows the components of PVBP:

	2006	2005

	(in millions)
Risk related to our portfolio of ineffective hedges	$(1.8)	$(1.4)
Risk for all other remaining assets and liabilities	2.9	2.3

Total PVBP risk	$1.1	$.9

Foreign currency exchange risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. We enter into foreign exchange rate forward contracts and currency swaps to minimize currency risk associated with changes in the value of foreign-denominated liabilities. Currency swaps convert principal and interest payments on debt issued from one currency to another. For example, we may issue Euro-denominated debt and then execute a currency swap to convert the obligation to U.S. dollars. Prior to the acquisition, we had periodically entered into foreign exchange contracts to hedge portions of our investments in our United Kingdom and Canada subsidiaries. We estimate that a 10 percent adverse change in the British pound/ U.S. dollar and Canadian dollar/ U.S. dollar exchange rate would result in a decrease in common shareholder’s(s’) equity of $159 million at December 31, 2006 and $162 million at December 31, 2005 and would not have a material impact on net income.
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

HSBC Finance Corporation

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
HSBC Finance Corporation has established an independent Operational Risk Management function, headed by a Corporate Operational Risk Coordinator reporting directly to the Chief Risk Officer and indirectly to the Head of Operational Risk for HSBC. The Operational Risk Coordinator provides independent functional oversight by managing the following activities:

•	maintaining a network of business line Operational Risk Coordinators;
•	developing scoring and risk assessment tools and databases;
•	providing training and developing awareness; and
•	independently reviewing and reporting the assessments of operational risks.
An Operational Risk Management Committee, chaired by the Operational Risk Coordinator and Chief Risk Officer, is responsible for oversight of the operational risks being taken, the analytic tools used to monitor those risks, and reporting. Business unit line management is responsible for managing and controlling all risks and for communicating and implementing all control standards. This is supported by an independent program of periodic reviews undertaken by Internal Audit. We also monitor external operations risk events which take place to ensure that we remain in line with best practice and take account of lessons learned from publicized operational failures within the financial services industry. We also maintain and test emergency policies and procedures to support operations and our personnel in the event of disasters.
Compliance Risk Compliance Risk is the risk arising from failure to comply with relevant laws, regulations, and regulatory requirements governing the conduct of specific businesses. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout the HSBC Finance Corporation organization.
Consistent with HSBC’s commitment to ensure adherence with applicable regulatory requirements for all of its world-wide affiliates, HSBC Finance Corporation has implemented a multi-faceted Compliance Risk Management Program. This program addresses the following priorities, among other issues:

•	anti-money laundering (AML) regulations;
•	fair lending and consumer protection laws;
•	dealings with affiliates;
•	permissible activities; and
•	conflicts of interest.
The independent Corporate Compliance function is headed by a Chief Compliance Officer who reports directly to the Chief Compliance Officer of HSBC North America, who in turn reports to the Chief Risk Officer and the Head of Compliance for HSBC. The Corporate Compliance function is supported by various compliance teams assigned to individual business units. The Corporate Compliance function is responsible for the following activities:

•	advising management on compliance matters;
•	providing independent assessment and monitoring; and
•	reporting compliance issues to HSBC Finance Corporation senior management and Board of Directors, as well as to HSBC Compliance.
The overall Corporate Compliance program elements include identification, assessment, monitoring, control and mitigation of the risk and timely resolution of the results of risk events. These functions are generally performed by business line management, with oversight provided by Corporate Compliance. Controls for mitigating compliance risk are incorporated into business operating policies and procedures. Processes are in place to ensure controls are appropriately updated to reflect changes in regulatory requirements as well as

HSBC Finance Corporation

changes in business practices, including new or revised products, services and marketing programs. A wide range of compliance training is provided to relevant staff, including mandated programs for such areas as anti-money laundering, fair lending and privacy. A separate Corporate Compliance Control Unit, along with Internal Audit, tests the effectiveness of the overall Compliance Risk Management Program through continuous monitoring and periodic target audits.
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
Auto Finance Loans – Closed-end loans secured by a first lien on a vehicle.
Basis point – A unit that is commonly used to calculate changes in interest rates. The relationship between percentage changes and basis points can be summarized as a 1 percent change equals a 100 basis point change or ..01 percent equals 1 basis point.
Co-Branded Credit Card – A MasterCard, Visa or American Express account that is jointly sponsored by the issuer of the card and another corporation (e.g., the GM Card®). The account holder typically receives some form of added benefit for using the card.
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
Enhancement Services Income – Ancillary credit card revenue from products such as Account Secure (debt waiver) and Identity Protection Plan.
Fee Income – Income associated with interchange on credit cards and late and other fees from the origination, acquisition or servicing of loans.
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
HSBC North America – HSBC North America Holdings Inc. and the immediate parent of HINO.
HSBC – HSBC Holdings plc.
HSBC Bank USA – HSBC Bank USA, National Association
HTSU – HSBC Technology and Services (USA) Inc., which provides information technology services to all subsidiaries of HSBC North America and other subsidiaries of HSBC.
Goodwill – Represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations.
IFRS Management Basis – A non-U.S. GAAP measure of reporting results in accordance with IFRSs and assumes the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet.
Intangible Assets – Assets (not including financial assets) that lack physical substance. Our acquired intangibles include purchased credit card relationships and related programs, merchant relationships in our retail services business, other loan related relationships, trade names, technology, customer lists and other contracts.

HSBC Finance Corporation

Interchange Fees – Fees received for processing a credit card transaction through the MasterCard, Visa, American Express or Discover network.
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
MasterCard, Visa, American Express and Discover Receivables – Receivables generated through customer usage of MasterCard , Visa, American Express and Discover credit cards.
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
Return on Average Assets – Net income divided by average owned assets.
Secured Financing – The process where interests in a dedicated pool of financial assets are sold to investors. Generally, the receivables are transferred through a limited purpose financing subsidiary to a trust that issues

HSBC Finance Corporation

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
Stated Income (low documentation) – Loans for which reduced documentation of income is accepted during the underwriting process.
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

HSBC FINANCE CORPORATION AND SUBSIDIARIES
CREDIT QUALITY STATISTICS

	2006	2005	2004	2003	2002

	(dollars are in millions)
Owned Two-Month-and-Over Contractual Delinquency Ratios
Real estate secured(1)	3.54%	2.72%	2.96%	4.33%	3.91%
Auto finance	3.18	3.04	3.03	3.39	5.44
Credit card(2)	4.57	3.66	4.88	5.76	5.97
Private label	5.31	5.43	4.13	5.42	6.36
Personal non-credit card	10.17	9.40	8.69	10.01	8.95

Total consumer(2)	4.59%	3.89%	4.13%	5.40%	5.37%

Ratio of Owned Net Charge-offs to Average Owned Receivables for the Year
Real estate secured(3)	1.00%	.76%	1.10%	.99%	.91%
Auto finance	3.67	3.27	3.43	4.91	6.00
Credit card(4)	5.56	7.12	8.85	9.18	9.46
Private label(4)	5.80	4.83	6.17	5.75	6.28
Personal non-credit card	7.89	7.88	9.75	9.89	8.26

Total consumer(4)	2.97	3.03	4.00	4.06	3.81
Commercial	.43	2.60	-	.46	(.40)

Total	2.97%	3.03%	3.98%	4.05%	3.79%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.19%	.87%	1.38%	1.42%	1.29%

Nonaccrual Owned Receivables
Domestic:
Real estate secured(5)	$2,461	$1,601	$1,489	$1,777	$1,367
Auto finance	389	320	227	140	110
Private label	31	31	24	43	38
Personal non-credit card	1,444	1,190	908	898	902
Foreign	482	463	432	316	264

Total consumer	4,807	3,605	3,080	3,174	2,681
Commercial and other	-	3	4	6	15

Total	$4,807	$3,608	$3,084	$3,180	$2,696

Accruing Consumer Owned Receivables 90 or More Days Delinquent
Domestic:
Credit card	$894	$585	$469	$429	$343
Private label	-	-	-	443	491
Foreign	35	38	38	32	27

Total	$929	$623	$507	$904	$861

Real Estate Owned
Domestic	$785	$506	$583	$627	$424
Foreign	9	4	4	4	3

Total	$794	$510	$587	$631	$427

Renegotiated Commercial Loans	$1	$-	$2	$2	$1

(1)	Real estate secured two-months-and-over contractual delinquency (as a percent of consumer receivables) are comprised of the following:

	2006	2005	2004	2003	2002

Mortgage Services:
First lien	4.50%	3.21%	3.26%	5.49%	5.23%
Second lien	5.74	1.94	2.47	4.90	4.23

Total Mortgage Services	4.75	2.98	3.16	5.40	5.02
Consumer Lending:
First lien	2.07	2.14	2.69	3.40	3.11
Second lien	3.06	3.03	3.02	5.07	3.62

Total Consumer Lending	2.21	2.26	2.73	3.59	3.18
Foreign and all other:
First lien	1.58	2.11	1.95	3.14	3.29
Second lien	5.38	5.71	3.94	4.03	5.23

Total Foreign and all other	4.59	5.09	3.66	3.91	4.96

Total real estate secured	3.54%	2.72%	2.96%	4.33%	3.91%

HSBC FINANCE CORPORATION AND SUBSIDIARIES

(2)	In December 2005, we completed the acquisition of Metris which included receivables of $5.3 billion. This event had a significant impact on this ratio. Excluding the receivables from the Metris acquisition from this calculation, our consumer delinquency ratio for our credit card portfolio was 4.01% and total consumer delinquency was 3.89%.

(3)	Real estate secured net charge-off of consumer receivables as a percent of average consumer receivables are comprised of the following:

	2006	2005	2004	2003	2002

Mortgage Services:
First lien	.77%	.68%	.81%	.54%	.69%
Second lien	2.38	1.11	2.64	2.89	2.59

Total Mortgage Services	1.12	.75	1.05	.94	1.08
Consumer Lending:
First lien	.85	.74	1.03	.89	.66
Second lien	1.12	1.21	2.77	2.44	1.78

Total Consumer Lending	.89	.80	1.21	1.07	.82
Foreign and all other:
First lien	.54	1.04	.89	1.19	.96
Second lien	.94	.37	.24	.38	.45

Total Foreign and all other	.86	.47	.33	.50	.52

Total real estate secured	1.00%	.76%	1.10%	.99%	.91%

(4)	The adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and credit card portfolios in December 2004 increased private label net charge-offs by $155 million (119 basis points) and credit card net charge-offs by $3 million (2 basis points) and total consumer net charge-offs by $158 million (16 basis points) for the year ended December 31, 2004.

(5)	Domestic real estate nonaccrual receivables are comprised of the following:

	2006	2005	2004	2003	2002

Real estate secured:
Closed-end:
First lien	$1,884	$1,359	$1,287	$1,437	$1,111
Second lien	369	148	105	121	149
Revolving:
First lien	22	31	40	92	44
Second lien	186	63	57	127	63

Total real estate secured	$2,461	$1,601	$1,489	$1,777	$1,367

HSBC FINANCE CORPORATION AND SUBSIDIARIES
ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY

	2006	2005		2004		2003	2002

	(dollars are in millions)
Total Credit Loss Reserves at January 1	$4,521	$3,625		$3,793		$3,333	$2,663

Provision for Credit Losses	6,564	4,543		4,334		3,967	3,732

Charge-offs
Domestic:
Real estate secured(1)	(931)	(569)		(629)		(496)	(430)
Auto finance	(468)	(311)		(204)		(148)	(159)
Credit card(2)	(1,665)	(1,339)		(1,082)		(936)	(736)
Private label(2)	(43)	(33)		(788)		(684)	(650)
Personal non-credit card	(1,455)	(1,333)		(1,350)		(1,354)	(1,193)
Foreign	(600)	(509)		(355)		(257)	(223)

Total consumer	(5,162)	(4,094)		(4,408)		(3,875)	(3,391)
Commercial and other	(2)	(6)		(1)		(3)	(2)

Total receivables charged off	(5,164)	(4,100)		(4,409)		(3,878)	(3,393)

Recoveries
Domestic:
Real estate secured(3)	33	27		18		10	7
Auto finance	50	18		6		5	7
Credit card	274	157		103		87	59
Private label	13	6		79		72	48
Personal non-credit card	216	171		120		82	92
Foreign	59	68		50		34	49

Total consumer	645	447		376		290	262
Commercial and other	-	-		-		1	2

Total recoveries on receivables	645	447		376		291	264
Other, net	21	6		(469)		80	67

Credit Loss Reserves
Domestic:
Real estate secured	2,365	718		645		670	551
Auto finance	241	222		181		172	126
Credit card	1,864	1,576		1,205		806	649
Private label	38	36		28		519	527
Personal non-credit card	1,732	1,652		1,237		1,348	1,275
Foreign	346	312		316		247	172

Total consumer	6,586	4,516		3,612		3,762	3,300
Commercial and other	1	5		13		31	33

Total Credit Loss Reserves at December 31	$6,587	$4,521		$3,625		$3,793	$3,333

Ratio of Credit Loss Reserves to:
Net charge-offs	145.8%	123.8	% (4)	89.9	% (5)	105.7%	106.5%
Receivables:
Consumer	4.07	3.23		3.39		4.09	4.02
Commercial	.60	2.67		8.90		6.80	6.64

Total	4.07%	3.23%		3.39%		4.11%	4.04%

Nonperforming loans:
Consumer	114.8%	106.8%		100.7%		92.2%	93.1%
Commercial	100.0	166.7		260.0		620.0	275.0

Total	114.8%	106.9%		100.9%		92.8%	93.7%

(1)	Domestic real estate secured charge-offs can be further analyzed as follows:

	2006	2005	2004	2003	2002

Closed end:
First lien	$(582)	$(421)	$(418)	$(279)	$(242)
Second lien	(256)	(105)	(151)	(152)	(109)
Revolving:
First lien	(17)	(22)	(34)	(35)	(17)
Second lien	(76)	(21)	(26)	(30)	(62)

Total	$(931)	$(569)	$(629)	$(496)	$(430)

(2)	Includes $3 million of credit card and $155 million of private label charge-off relating to the adoption of FFIEC charge-off policies in December 2004.
(3)	Domestic recoveries can be further analyzed as follows:

	2006	2005	2004	2003	2002

Closed end:
First lien	$11	$11	$5	$3	$1
Second lien	15	10	8	5	4
Revolving:
First lien	2	2	2	-	1
Second lien	5	4	3	2	1

Total	$33	$27	$18	$10	$7

(4)	The acquisition of Metris in December 2005 has positively impacted this ratio. Reserves as a percentage of net charge-offs excluding Metris was 118.2 percent.
(5)	In December 2004 we adopted FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and credit card portfolios and subsequently sold this domestic private label receivable portfolio. These events had a significant impact on this ratio. Reserves as a percentage of net charge-offs excluding net charge-offs associated with the sold domestic private label portfolio and charge-off relating to the adoption of FFIEC was 109.2% at December 31, 2004.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
NET INTEREST MARGIN – 2006 COMPARED TO 2005

					Finance and
	Average				Interest Income/		Increase/ (Decrease) Due to:
	Outstanding(1)		Average Rate		Interest Expense
								Volume	Rate
	2006	2005	2006	2005	2006	2005	Variance	Variance(2)	Variance(2)

	(dollars are in millions)
Receivables:
Real estate secured	$92,318	$73,097	8.6%	8.4%	$7,912	$6,155	$1,757	$1,646	$111
Auto finance	11,660	9,074	12.0	11.8	1,405	1,067	338	311	27
Credit card	25,065	17,823	16.3	13.9	4,086	2,479	1,607	1,129	478
Private label	2,492	2,948	9.6	9.4	239	278	(39)	(44)	5
Personal non-credit card	20,611	17,558	19.0	18.4	3,926	3,226	700	578	122
Commercial and other	195	255	2.1	2.4	4	6	(2)	(1)	(1)
Purchase accounting adjustments	-	134	-	-	(124)	(139)	15	15	-

Total receivables	152,341	120,889	11.5	10.8	17,448	13,072	4,376	3,565	811
Noninsurance investments	2,958	3,694	3.9	3.9	114	144	(30)	(28)	(2)

Total interest-earning assets (excluding insurance investments)	$155,299	$124,583	11.3%	10.6%	$17,562	$13,216	$4,346	$3,437	$909
Insurance investments	3,105	3,159
Other assets	11,609	12,058

Total Assets	$170,013	$139,800

Debt:
Commercial paper	$12,344	$11,877	5.0%	3.4%	$612	$399	$213	$16	$197
Bank and other borrowings	494	111	3.3 (6)	2.5 (6)	16	3	13	12	1
Due to affiliates	15,459	16,654	6.0	4.3	929	713	216	(54)	270
Long term debt (with original maturities over one year)	115,900	86,207	5.0	4.3	5,817	3,717	2,100	1,430	670

Total debt	$144,197	$114,849	5.1%	4.2%	$7,374	$4,832	$2,542	$1,379	$1,163
Other liabilities	5,362	6,649

Total liabilities	149,559	121,498
Preferred securities	575	1,366
Common shareholder’s(s’) equity	19,879	16,936

Total Liabilities and Shareholder’s(s’) Equity	$170,013	$139,800

Net Interest Margin (3)(5)			6.6%	6.7%	$10,188	$8,384	$1,804	$2,058	$(254)

Interest Spreads(4)			6.2%	6.4%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.

(3)	Represents net interest income as a percent of average interest-earning assets

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets

(5)	The net interest margin analysis includes the following for foreign businesses:

	2006	2005

Average interest-earning assets	$9,657	$12,098
Average interest-bearing liabilities	8,150	10,231
Net interest income	691	754
Net interest margin	7.2%	6.2%

(6)	Average rate does not recompute from the dollar figures presented due to rounding.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
NET INTEREST MARGIN – 2005 COMPARED TO 2004

					Finance and Interest
	Average		Average		Income/Interest		Increase/(Decrease) Due to:
	Outstanding(1)		Rate		Expense
								Volume	Rate
	2005	2004	2005	2004	2005	2004	Variance	Variance(2)	Variance(2)

	(dollars are in millions)
Receivables:
Real estate secured	$73,097	$56,303	8.4%	8.8%	$6,155	$4,974	$1,181	$1,424	$(243)
Auto finance	9,074	5,785	11.8	12.2	1,067	706	361	388	(27)
Credit card	17,823	11,575	13.9	13.6	2,479	1,572	907	868	39
Private label	2,948	13,029	9.4	10.8	278	1,407	(1,129)	(970)	(159)
Personal non-credit card	17,558	14,194	18.4	16.7	3,226	2,374	852	602	250
Commercial and other	255	354	2.4	2.5	6	9	(3)	(2)	(1)
HSBC acquisition purchase accounting adjustments	134	319	-	-	(139)	(201)	62	62	-

Total receivables	120,889	101,559	10.8	10.7	13,072	10,841	2,231	2,089	142
Noninsurance investments	3,694	4,853	3.9	2.1	144	104	40	(29)	69

Total interest-earning assets (excluding insurance investments)	$124,583	$106,412	10.6%	10.3%	$13,216	$10,945	$2,271	$1,940	$331
Insurance investments	3,159	3,165
Other assets	12,058	14,344

Total Assets	$139,800	$123,921

Debt:
Commercial paper	$11,877	$11,403	3.4%	1.8%	$399	$210	$189	$9	$180
Bank and other borrowings	111	126	2.5 (6)	1.9 (6)	3	3	-	-	-
Due to affiliates	16,654	8,752	4.3	3.9	713	343	370	336	34
Long term debt (with original maturities over one year)	86,207	79,834	4.3	3.3	3,717	2,587	1,130	222	908

Total debt	$114,849	$100,115	4.2%	3.1%	$4,832	$3,143	$1,689	$495	$1,194
Other liabilities	6,649	5,703

Total liabilities	121,498	105,818
Preferred securities	1,366	1,100
Common shareholder’s(s’) equity	16,936	17,003

Total Liabilities and Shareholder’s(s’) Equity	$139,800	$123,921

Net Interest Margin(3)(5)			6.7%	7.3%	$8,384	$7,802	$582	$1,445	$(863)

Interest Spread - Owned Basis(4)			6.4%	7.2%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.

(3)	Represents net interest income as a percent of average interest-earning assets

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets

(5)	The net interest margin analysis includes the following for foreign businesses:

	2005	2004

Average interest-earning assets	$12,098	$10,728
Average interest-bearing liabilities	10,231	9,127
Net interest income	754	712
Net interest margin	6.2%	6.8%

(6)	Average rate does not recompute from the dollar figures presented due to rounding.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:
Operating Results, Percentages and Ratios Certain percentages and ratios have been presented on an operating basis and have been calculated using “operating net income”, a non-U.S. GAAP financial measure. “Operating net income” is net income excluding certain nonrecurring items. These nonrecurring items are also excluded in calculating our operating basis efficiency ratios. We believe that excluding these items helps readers of our financial statements to understand better the results and trends of our underlying business.
IFRS Management Basis A non-U.S. GAAP measure of reporting results in accordance with IFRSs and assumes the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet.
Equity Ratios Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”), tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-U.S. GAAP financial measures that are used by HSBC Finance Corporation management or applicable rating agencies to evaluate capital adequacy. Managed assets assume that securitized receivables have not been sold and are still on our balance sheet. These ratios may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is common and preferred equity to owned assets.
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
Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures For a reconciliation of IFRS Management Basis results to the comparable owned basis amounts, see Note 21, “Business Segments,” to the accompanying consolidated financial statements. Reconciliations of selected owned basis and operating basis financial ratios and our equity ratios follow.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES
SELECTED FINANCIAL DATA AND STATISTICS

	2006	2005	2004	2003	2002

	(dollars are in millions)
Return on Average Common Shareholder’s(s’) Equity:
Net income	$1,443	$1,772	$1,940	$1,603	$1,558
Dividends on preferred stock	(37)	(83)	(72)	(76)	(63)

Net income available to common shareholders	$1,406	$1,689	$1,868	$1,527	$1,495
Gain on sale of investment in Kanbay	(78)	-	-	-	-
Gain on bulk sale of private label receivables	-	-	(423)	-	-
Adoption of FFIEC charge-off policies for domestic private label (excluding retail sales contracts) and credit card portfolios	-	-	121	-	-
HSBC acquisition related costs and other merger related items incurred by HSBC Finance Corporation	-	-	-	167	-
Settlement charge and related expenses	-	-	-	-	333
Loss on the disposition of Thrift assets and deposits	-	-	-	-	240

Operating net income available to common shareholders	$1,328	$1,689	$1,566	$1,694	$2,068

Average common shareholder’s(s’) equity	$19,879	$16,936	$17,003	$14,022	$8,640

Return on average common shareholder’s(s’) equity	7.07%	9.97%	10.99%	10.89%	17.30%
Return on average common shareholder’s(s’) equity,
operating basis	6.68	9.97	9.21	12.08	23.94

Return on Average Assets:
Net income	$1,443	$1,772	$1,940	$1,603	$1,558
Operating net income	1,365	1,772	1,638	1,770	2,131

Average owned assets	$170,013	$139,800	$123,921	$110,097	$96,304

Return on average assets	.85%	1.27%	1.57%	1.46%	1.62%
Return on average assets, operating basis	.80	1.27	1.32	1.61	2.21

Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$6,293	$5,685	$5,279	$4,853	$4,473
HSBC acquisition related costs and other merger related items incurred by HSBC Finance Corporation	-	-	-	(198)	-
Settlement charge and related expenses	-	-	-	-	(525)

Total costs and expenses less policyholders’ benefits, excluding nonrecurring items	$6,293	$5,685	$5,279	$4,655	$3,948

Net interest income and other revenues less policyholders’ benefits	$15,144	$12,891	$12,553	$11,295	$10,458
Nonrecurring items:
Gain on sale of investment in Kanbay	(123)	-	-	-	-
Gain on bulk sale of private label receivables	-	-	(663)	-	-
Adoption of FFIEC charge-off policies for domestic private label (excluding retail sales contracts) and credit card portfolios	-	-	151	-	-
Loss on the disposition of Thrift assets and deposits	-	-	-	-	378
Net interest income and other revenues less policyholders’ benefits, excluding nonrecurring items	$15,021	$12,891	$12,041	$11,295	$10,836
Efficiency ratio	41.55%	44.10%	42.05%	42.97%	42.77%
Efficiency ratio, operating basis	41.89	44.10	43.84	41.21	36.43

HSBC FINANCE CORPORATION AND SUBSIDIARIES
RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES
EQUITY RATIOS

	2006	2005	2004	2003	2002

	(dollars are in millions)
Tangible common equity:
Common shareholder’s(s’) equity	$19,515	$18,904	$15,841	$16,391	$9,222
Exclude:
Unrealized (gains) losses on cash flow hedging instruments	61	(260)	(119)	10	737
Minimum pension liability	1	-	4	-	30
Unrealized gains on investments and interest-only strip receivables	23	3	(53)	(167)	(319)
Intangibles assets	(2,218)	(2,480)	(2,705)	(2,856)	(386)
Goodwill	(7,010)	(7,003)	(6,856)	(6,697)	(1,122)

Tangible common equity	10,372	9,164	6,112	6,681	8,162
Purchase accounting adjustments	1,105	1,441	2,227	2,548	-

Tangible common equity, excluding HSBC acquisition purchase accounting adjustments	$11,477	$10,605	$8,339	$9,229	$8,162

Tangible shareholder’s(s’) equity:
Tangible common equity	$10,372	$9,164	$6,112	$6,681	$8,162
Preferred stock	575	575	1,100	1,100	1,193
Mandatorily redeemable preferred securities of Household Capital Trusts	1,275	1,679	994	1,031	975
Adjustable Conversion-Rate Equity Security Units	-	-	-	-	511

Tangible shareholder’s(s’) equity	12,222	11,418	8,206	8,812	10,841
HSBC acquisition purchase accounting adjustments	1,105	1,438	2,208	2,492	-

Tangible shareholder’s(s’) equity, excluding purchase accounting adjustments	$13,327	$12,856	$10,414	$11,304	$10,841

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholder’s(s’) equity	$12,222	$11,418	$8,206	$8,812	$10,841
Owned loss reserves	6,587	4,521	3,625	3,793	3,333

Tangible shareholder’s(s’) equity plus owned loss reserves	18,809	15,939	11,831	12,605	14,174
HSBC acquisition purchase accounting adjustments	1,105	1,438	2,208	2,492	-

Tangible shareholder’s(s’) equity plus owned loss reserves, excluding purchase accounting adjustments	$19,914	$17,377	$14,039	$15,097	$14,174

Tangible managed assets:
Owned assets	$179,459	$156,669	$130,190	$119,052	$97,860
Receivables serviced with limited recourse	949	4,074	14,225	26,201	24,934

Managed assets	180,408	160,743	144,415	145,253	122,794
Exclude:
Intangible assets	(2,218)	(2,480)	(2,705)	(2,856)	(386)
Goodwill	(7,010)	(7,003)	(6,856)	(6,697)	(1,122)
Derivative financial assets	(1,461)	(234)	(4,049)	(3,016)	(1,864)

Tangible managed assets	169,719	151,026	130,805	132,684	119,422
HSBC acquisition purchase accounting adjustments	64	(52)	(202)	(431)	-

Tangible managed assets, excluding purchase accounting adjustments	$169,783	$150,974	$130,603	$132,253	$119,422

Equity ratios:
Common and preferred equity to owned assets	11.19%	12.43%	13.01%	14.69%	10.64%
Tangible common equity to tangible managed assets	6.11	6.07	4.67	5.04	6.83
Tangible shareholder’s(s’) equity to tangible managed assets	7.20	7.56	6.27	6.64	9.08
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	11.08	10.55	9.04	9.50	11.87
Excluding HSBC acquisition purchase accounting adjustments:
Tangible common equity to tangible managed assets	6.76	7.02	6.38	6.98	6.83
Tangible shareholder’s(s’) equity to tangible managed assets	7.85	8.52	7.97	8.55	9.08
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	11.73	11.51	10.75	11.42	11.87

HSBC Finance Corporation

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is included in sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on the following pages: “Liquidity and Capital Resources”, pages 79-88, “Off Balance Sheet Arrangements and Secured Financings”, pages 88-91 and “Risk Management”, pages 91-97.
Item 8. Financial Statements and Supplementary Data.

Our 2006 Financial Statements meet the requirements of Regulation S-X. The 2006 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholder
HSBC Finance Corporation:
We have audited the accompanying consolidated balance sheets of HSBC Finance Corporation (a Delaware corporation), an indirect wholly-owned subsidiary of HSBC Holdings plc, and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of HSBC Finance Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of HSBC Finance Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Chicago, Illinois
March 2, 2007

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31,	2006	2005	2004

	(in millions)
Finance and other interest income	$17,562	$13,216	$10,945
Interest expense:
HSBC affiliates	929	713	343
Non-affiliates	6,445	4,119	2,800

Net interest income	10,188	8,384	7,802
Provision for credit losses	6,564	4,543	4,334

Net interest income after provision for credit losses	3,624	3,841	3,468

Other revenues:
Securitization revenue	167	211	1,008
Insurance revenue	1,001	997	882
Investment income	274	134	137
Derivative income	190	249	511
Fee income	1,911	1,568	1,091
Enhancement services revenue	515	338	251
Taxpayer financial services revenue	258	277	217
Gain on bulk sale of private label receivables	-	-	663
Gain on receivable sales to HSBC affiliates	422	413	39
Servicing and other fees from HSBC affiliates	506	440	57
Other income	179	336	307

Total other revenues	5,423	4,963	5,163

Costs and expenses:
Salaries and employee benefits	2,333	2,072	1,886
Sales incentives	358	397	363
Occupancy and equipment expenses	317	334	323
Other marketing expenses	814	731	636
Other servicing and administrative expenses	1,115	917	958
Support services from HSBC affiliates	1,087	889	750
Amortization of intangibles	269	345	363
Policyholders’ benefits	467	456	412

Total costs and expenses	6,760	6,141	5,691

Income before income tax expense	2,287	2,663	2,940
Income tax expense	844	891	1,000

Net income	$1,443	$1,772	$1,940

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

Year Ended December 31,	2006	2005

	(in millions,
	except share data)
Assets
Cash	$871	$903
Interest bearing deposits with banks	424	384
Securities purchased under agreements to resell	171	78
Securities	4,695	4,051
Receivables, net	157,262	136,989
Intangible assets, net	2,218	2,480
Goodwill	7,010	7,003
Properties and equipment, net	426	458
Real estate owned	794	510
Derivative financial assets	1,461	234
Other assets	4,127	3,579

Total assets	$179,459	$156,669

Liabilities
Debt:
Commercial paper, bank and other borrowings	$11,055	$11,454
Due to affiliates	15,172	15,534
Long term debt (with original maturities over one year)	127,590	105,163

Total debt	153,817	132,151

Insurance policy and claim reserves	1,319	1,291
Derivative related liabilities	1,222	383
Liability for pension benefits	355	341
Other liabilities	2,656	3,024

Total liabilities	159,369	137,190

Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized; 55 shares issued	-	-
Additional paid-in capital	17,279	17,145
Retained earnings	1,877	1,280
Accumulated other comprehensive income	359	479

Total common shareholder’s equity	19,515	18,904

Total liabilities and shareholders’ equity	$179,459	$156,669

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S(S’) EQUITY

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

	(in millions)
Preferred stock
Balance at beginning of period	$575	$1,100	$1,100
Issuance of Series B preferred stock	-	575	-
Exchange of Series A preferred stock for common stock	-	(1,100)	-

Balance at end of period	$575	$575	$1,100

Common shareholder’s equity
Common stock
Balance at beginning of period	$-	$-	$-
Exchange of common stock for Series A preferred stock	-	-	-

Balance at end of period	$-	$-	$-

Additional paid-in capital
Balance at beginning of period	$17,145	$14,627	$14,645
Premium on sale of European Operations to affiliate	13	-	-
Premium on sale of U.K. credit card business to affiliate	-	182	-
Exchange of common stock for Series A preferred stock	-	1,112	-
Capital contribution from parent company	163	1,200	-
Return of capital to HSBC	(49)	(19)	(31)
Employee benefit plans, including transfers and other	7	59	13
Issuance costs of Series B preferred stock	-	(16)	-

Balance at end of period	$17,279	$17,145	$14,627

Retained earnings
Balance at beginning of period	$1,280	$571	$1,303
Net income	1,443	1,772	1,940
Dividends:
Preferred stock	(37)	(83)	(72)
Common stock	(809)	(980)	(2,600)

Balance at end of period	$1,877	$1,280	$571
Accumulated other comprehensive income
Balance at beginning of period	$479	$643	$443
Net change in unrealized gains (losses) on:
Derivatives classified as cash flow hedges	(321)	141	130
Securities available for sale and interest-only strip receivables	(21)	(56)	(114)
Minimum pension liability	-	4	(4)
Adjustment to initially apply FASB statement No. 158, net of tax	(1)	-	-
Foreign currency translation adjustment	223	(253)	188

Other comprehensive income, net of tax	(120)	(164)	200
Balance at end of period	$359	$479	$643

Total common shareholder’s equity	$19,515	$18,904	$15,841

Comprehensive income
Net income	$1,443	$1,772	$1,940
Other comprehensive (loss) income	(120)	(164)	200

Comprehensive income	$1,323	$1,608	$2,140

Preferred stock
Balance at beginning of period	575	1,100	1,100
Issuance of Series B preferred stock	-	575	-
Exchange of Series A preferred stock to common stock	-	(1,100)	-

Balance at end of period	575	575	1,100

Common stock
Issued
Balance at beginning of period	55	50	50
Issuance of common stock to parent	-	5	-

Balance at end of period	55	55	50

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Cash flows from operating activities
Net income	$1,443	$1,772	$1,940
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	6,564	4,543	4,334
Gain on bulk sale of private label receivables	-	-	(663)
Gain on receivable sales to HSBC affiliates	(422)	(413)	(39)
Gain on sale of investment in Kanbay International, Inc.	(123)	-	-
Insurance policy and claim reserves	(240)	(222)	(170)
Depreciation and amortization	385	457	483
Deferred income tax (benefit) provision	(560)	(366)	348
Net change in other assets	(615)	326	(696)
Net change in other liabilities	155	393	23
Net change in loans held for sale	78	(672)	(376)
Net change in derivative related assets and liabilities	937	(524)	(497)
Excess tax benefits from share-based compensation arrangements	(16)	-	-
Other, net	728	434	1,394

Net cash provided by (used in) operating activities	8,314	5,728	6,081

Cash flows from investing activities
Securities:
Purchased	(2,071)	(852)	(1,363)
Matured	1,847	646	1,375
Sold	492	429	854
Net change in short-term securities available for sale	(606)	(472)	5,372
Net change in securities purchased under agreements to resell	(93)	2,573	(2,651)
Net change in interest bearing deposits with banks	(5)	187	466
Receivables:
Originations, net of collections	(23,978)	(33,511)	(18,742)
Purchases and related premiums	(3,225)	(1,053)	(608)
Initial securitizations	-	-	740
Net change in interest-only strip receivables	(5)	253	466
Cash received in sale of European Operations	46	-	-
Cash received in sale of U.K. credit card business	90	2,627	-
Net cash paid for acquisition of Metris	-	(1,572)	-
Net cash paid for acquisition of Solstice	(50)	-	-
Properties and equipment:
Purchases	(102)	(78)	(96)
Sales	26	7	4

Net cash provided by (used in) investing activities	(27,634)	(30,816)	(14,183)

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	(411)	2,381	(341)
Net change in due to affiliates	(846)	2,435	5,716
Long term debt issued	41,138	40,214	19,916
Long term debt retired	(19,663)	(20,967)	(14,628)
Issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts to HSBC	—	1,031	-
Redemption of company obligated mandatorily redeemable preferred securities of subsidiary trusts	(412)	(309)	-
Insurance:
Policyholders’ benefits paid	(264)	(250)	(194)
Cash received from policyholders	393	380	265
Capital contribution from parent	163	1,200
Shareholder’s(s’) dividends	(846)	(1,063)	(2,708)
Issuance of preferred stock	-	559	-
Excess tax benefits from share-based compensation arrangements	16	-	-

Net cash provided by (used in) financing activities	19,268	25,611	8,026

Effect of exchange rate changes on cash	20	(12)	5

Net change in cash	(32)	511	(71)
Cash at beginning of period	903	392	463

Cash at end of period	$871	$903	$392

Supplemental Cash Flow Information:
Interest paid	$7,454	$5,233	$3,468
Income taxes paid	1,406	1,119	842

Supplemental Noncash Financing and Capital Activities:
Affiliate preferred stock received in sale of U.K. credit card business	$-	$261	$-
Exchange of preferred for common stock	-	1,112	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

HSBC Finance Corporation (formerly Household International, Inc.) and its subsidiaries were acquired by a wholly owned subsidiary of HSBC Holdings plc (“HSBC”) on March 28, 2003 in a purchase business combination recorded under the “push-down” method of accounting, which resulted in a new basis of accounting for the “successor” period beginning March 29, 2003.
HSBC Finance Corporation and subsidiaries, is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC. HSBC Finance Corporation provides middle-market consumers with several types of loan products in the United States, the United Kingdom, Canada, and the Republic of Ireland. HSBC Finance Corporation may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.” Our lending products include real estate secured loans, auto finance loans, MasterCard*, Visa*, American Express* and Discover* credit card loans (“Credit Card”), private label credit card loans, including retail sales contracts, and personal non-credit card loans. We also initiate tax refund anticipation loans and other related products in the United States and offer credit and specialty insurance in the United States, the United Kingdom and Canada. We have three reportable segments: Consumer, Credit Card Services, and International. Our Consumer segment consists of our branch-based consumer lending, mortgage services, retail services, and auto finance businesses. Our Credit Card Services segment consists of our domestic credit card business. Our International segment consists of our foreign operations in Canada, the United Kingdom (“U.K.”), the Republic of Ireland and prior to November 9, 2006 our operations in Slovakia, the Czech Republic and Hungary.
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

*	MasterCard is a registered trademark of MasterCard International, Incorporated; VISA is a registered trademark of Visa USA, Inc; American Express is a registered trademark of American Express Company and Discover is a registered trademark of Novus Credit Services, Inc.

Investment Securities We maintain investment portfolios (comprised primarily of debt securities and money market funds) in both our noninsurance and insurance operations. Our entire investment securities portfolio was classified as available-for-sale at December 31, 2006 and 2005. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholder’s equity in accumulated other comprehensive income, net of income taxes. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current earnings.
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
Receivables Finance receivables are carried at amortized cost which represents the principal amount outstanding, net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments as a result of our acquisition by HSBC and premiums or discounts on purchased loans. Finance receivables are further reduced by credit loss reserves and unearned credit insurance premiums and claims reserves applicable to credit risks on our consumer receivables. Receivables held for sale are carried at the lower of aggregate cost or market value and remain presented as receivables in the consolidated balance sheet. Finance income is recognized using the effective yield method. Premiums and discounts, including purchase accounting adjustments on receivables, are recognized as adjustments to the yield of the related receivables. Origination fees, which include points on real estate secured loans, are deferred and generally amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. Net deferred origination fees, excluding credit card, totaled $150 million at December 31, 2006 and $94 million at December 31, 2005. Credit card annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Deferred credit card annual fees, net of direct lending costs related to these receivables, totaled $233 million at December 31, 2006 and $191 million at December 31, 2005.
Insurance reserves and unearned premiums applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheet, since payments on such policies generally are used to reduce outstanding receivables.
Provision and Credit Loss Reserves Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate, but not excessive, to cover probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. We estimate probable losses for owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured, rewritten or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, loan rewrites and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all these calculations, this increase in roll rate will be applied to receivables in all respective buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices and current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables such as natural disasters and global pandemics. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans.
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
Charge-Off and Nonaccrual Policies and Practices Our consumer charge-off and nonaccrual policies vary by product and are summarized below:

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

Real estate Secured(2)	Carrying values in excess of net realizable value are charged-off at or before the time foreclosure is completed or when settlement is reached with the borrower. If foreclosure is not pursued (which frequently occurs on loans in the second lien position), and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), generally the account will be charged-off by the end of the month in which the account becomes eight months contractually delinquent.	Interest income accruals are suspended when principal or interest payments are more than three months contractually past due and resumed when the receivable becomes less than three months contractually past due.
Auto finance(3)(6)	Carrying values in excess of net realizable value are charged off at the earlier of the following:

• the collateral has been repossessed and sold,

• the collateral has been in our possession for more than 30 days (prior to December 2006, 90 days), or

	• the loan becomes 150 days contractually delinquent.	Interest income accruals are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are more than two months contractually past due and resumed when the receivable becomes less than two months contractually past due
Credit card(5)	Generally charged-off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

Private label(4,5)	Subsequent to the adoption of FFIEC policies in December 2004, domestic receivables (excluding retail sales contracts at our Consumer Lending business) are charged-off by the end of the month in which the account becomes six months contractually delinquent. Our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business) was sold to HSBC Bank USA (“HSBC Bank USA”) on December 29, 2004. Prior to December 2004, receivables were generally charged-off the month following the month in which the account became nine months contractually delinquent, however, receivables originated through new domestic merchant relationships beginning in the fourth quarter of 2002 were charged-off by the end of the month in which the account became six months contractually delinquent.
	Retail sales contracts at our Consumer Lending business generally charge-off the month following the month in which the account becomes nine months contractually delinquent and no payment received in six months, but in no event to exceed 12 months contractually delinquent.	Interest generally accrues until charge-off, except for retail sales contracts at our Consumer Lending business. Interest income accruals for retail sales contracts are suspended when principal or interest payments are more than three months contractually delinquent. After suspension, interest income is generally recorded as collected.
Personal non-credit card(4)	Generally charged-off the month following the month in which the account becomes nine months contractually delinquent and no payment received in six months, but in no event to exceed 12 months contractually delinquent.	Interest income accruals are suspended when principal or interest payments are more than three months contractually delinquent. For PHLs, interest income accruals resume if the receivable becomes less than three months contractually past due. For all other personal non-credit card receivables for which income accruals are suspended, interest income is generally recorded as collected.

(1)	For our United Kingdom business, interest income accruals are suspended when principal or interest payments are more than three months contractually delinquent.
(2)	For our United Kingdom business, real estate secured carrying values in excess of net realizable value are charged-off at time of sale.
(3)	Our Auto Finance charge-off policy was changed in December 2006. Prior to December 2006, carrying values in excess of net realizable value were charged-off at the earlier of a) sale; b) the collateral having been in our possession for more than 90 days; or c) the loan becoming 150 days contractually delinquent. Charge-offs of $24 million were recorded in December 2006 to reflect this policy change.
(4)	For our Canada business, the private label and personal non-credit card charge-off policy prior to December 2004 required a charge-off of an account the month following the month in which the account becomes nine months contractually delinquent and no payment was received in six months, but in no event was an account to exceed 18 months contractually delinquent. In December 2004, the policy was revised to charge-off accounts the month following the month in which the account becomes nine months contractually delinquent and no payment is received in six months but in no event is an account to exceed 12 months contractually delinquent. This policy change was not part of the adoption of FFIEC policies discussed in Note 4 and its impact was not material to our net income.
(5)	For our United Kingdom business, delinquent credit card accounts (prior to their sale in December 2005) were charged-off the month following the month in which the account becomes six months contractually delinquent. Delinquent private label receivables are charged-off the month following the month in which the account becomes nine months contractually delinquent.
(6)	For our Canada business, carrying values in excess of net realizable value are charged-off at the earlier of a) sale; b) the collateral having been in our possession for more than 90 days; or c) the loan becoming 150 days contractually delinquent and the interest income accruals on auto loans are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are more than three months contractually past due and resumed when the receivables become less than three months contractually past due.
Charge-off involving a bankruptcy for our domestic private label (excluding retail sales contracts at our Consumer Lending business) and credit card receivables subsequent to the adoption of FFIEC charge-off policies in December 2004 occurs by the end of the month 60 days after notification or 180 days delinquent, whichever is sooner. For domestic auto finance receivables, bankrupt accounts are charged off no later than the end of the month in which the loan becomes 210 days contractually delinquent. Charge-off involving a bankruptcy for our real estate secured and personal non-credit card receivables are consistent with the credit charge-off policy for these products. Prior to December 2004, charge-offs involving a bankruptcy for our domestic private label (excluding retail sales contracts at our Consumer Lending business) receivables occurred by the end of the month 90 days after notification. Our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business) was sold to HSBC Bank USA on December 29, 2004.
Receivables Sold and Serviced with Limited Recourse and Securitization Related Revenue Certain receivables have been securitized and sold to investors with limited recourse. We have retained the servicing rights to these receivables. Recourse is limited to our rights to future cash flow and any subordinated interest that we may retain. Upon sale, these receivables are removed from the balance sheet and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and other factors. The resulting gain is also adjusted by a provision for estimated probable losses under the recourse provisions. This provision and the related reserve for receivables serviced with limited recourse are established at the time of sale to cover all probable credit losses over-the-life of the receivables sold based on historical experience and estimates of expected future performance. The reserves are reviewed periodically by evaluating the estimated future cash flows of each securitized pool to ensure that there is sufficient remaining cash flow to cover estimated future credit losses. Any changes to the estimates for the reserve for receivables serviced with limited recourse are made in the period they become known. Gains on sale net of recourse provisions, servicing income and excess spread relating to securitized receivables are reported in the accompanying consolidated statements of income as securitization revenue.
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
In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under International Financial Reporting Standards (“IFRSs), starting in the third quarter of 2004 we began to structure all new collateralized funding transactions as secured financings. However, because existing public credit card transactions were structured as sales to revolving trusts that require replenishments to support previously issued securities, receivables continue to be sold to these trusts until the revolving periods end, the last of which is expected to occur in the fourth quarter of 2007. We continue to replenish, at reduced levels, personal non-credit card securities issued to conduits and record the resulting replenishment gains.
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
Derivative Financial Instruments All derivatives are recognized on the balance sheet at their fair value. At the inception of the hedging relationship, we designate the derivative as a fair value hedge, a cash flow hedge, or if the derivative does not quality in a hedging relationship, a non-hedging derivative. Fair value hedges include hedges of the fair value of a recognized asset or liability and certain foreign currency hedges. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset or liability and certain foreign currency hedges. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged risk, are recorded in current period earnings.
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
For derivative instruments designated as hedges, we formally document all relationships between hedging instruments and hedged items. This documentation includes our risk management objective and strategy for undertaking various hedge transactions, as well as how hedge effectiveness and ineffectiveness will be measured. This process includes linking derivatives to specific assets and liabilities on the balance sheet. We also formally assess, both at the hedge’s inception and on a quarterly basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. This assessment is conducted using statistical regression analysis. When as a result of the quarterly assessment, it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting as of the beginning of the quarter in which such determination was made.
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
Stock-Based Compensation We account for all of our stock based compensation awards including share options, restricted share awards and the employee stock purchase plan using the fair value method in accordance with Statement of Financial Accounting Standards No. 123(Revised 2004) “Share-Based Payment” (SFAS123(R)”). The fair value of the awards granted is recognized as expense over the vesting period generally either three or four years for options and three or five years for restricted share awards. The fair value of each option granted, measured at the grant date, is calculated using a binomial lattice methodology that is based on the underlying assumptions of the Black-Scholes option pricing model.

Compensation expense relating to restricted share awards is based upon the market value of the share on the date of grant.
In 2004, we began to consider forfeitures for all stock awards granted subsequent to March 28, 2003 as part of our estimate of compensation expense rather than adjust compensation expense as forfeitures occur. The cumulative impact of the change was not material.
Income Taxes HSBC Finance Corporation is included in HSBC North America’s consolidated federal income tax return and in various state income tax returns. In addition, HSBC Finance Corporation files some unconsolidated state tax returns. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect. Investment tax credits generated by leveraged leases are accounted for using the deferral method. Changes in estimates of the basis in our assets and liabilities or other estimates recorded at the date of our acquisition by HSBC or our acquisition of Metris are adjusted against goodwill.
Transactions with Related Parties In the normal course of business, we enter into transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and include funding arrangements, derivative execution, purchases and sales of receivables, servicing arrangements, information technology services, item processing and statement processing services, banking and other miscellaneous services.
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
In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”). SFAS No. 156, which is an amendment to SFAS No. 140, addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify the efforts to obtain hedge-like (offset) accounting. SFAS No. 156 is effective for financial years beginning after September 15, 2006, with early adoption permitted. We elected to early adopt SFAS No. 156 effective January 1, 2006. As we do not have servicing assets recorded on our balance sheet the early adoption of SFAS No. 156 did not have any impact on our financial position or results of operations.

In September 2006, the FASB issued FASB Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS No. 158”). SFAS No. 158 requires balance sheet recognition of the funded status of pension and other postretirement benefits with the offset to accumulated other comprehensive income. Employers will recognize actuarial gains and losses, prior service cost, and any remaining transition amounts when recognizing a plan’s funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted SFAS No. 158 effective December 31, 2006. The adoption of SFAS No. 158 resulted in a reduction of accumulated other comprehensive income within common shareholder’s equity of $1 million at December 31, 2006.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN No. 48 on January 1, 2007. The adoption of FIN 48 will not have a significant impact on the financial results of the Company and will not result in a significant cumulative effect adjustment to the January 1, 2007 balance of retained earnings. However, it will result in the reclassification of $65 million of deferred tax liability to current tax liability to account for uncertainty in the timing of tax benefits as well as the reclassification of $141 million of deferred tax asset to current tax asset to account for highly certain pending adjustments in the timing of tax benefits.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. Early application is permissible only if no annual or interim financial statements have been issued for the earlier periods. We are considering whether to elect early adoption of this pronouncement and are currently evaluating the impact that adoption of SFAS No. 157 will have on our financial position and results of operations.
In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial position or results of operations.
In February, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which creates an alternative measurement treatment for certain financial assets and financial liabilities. SFAS No. 159 permits fair value to be used for both the initial and subsequent measurements on an instrument by instrument basis, with changes in the fair value to be recognized in earnings as those changes occur. This election is referred to as the fair value option. SFAS No. 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Early adoption is permitted as of the beginning of a company’s fiscal year, provided the company has not yet issued financial statements for that fiscal year. We are considering whether to elect early adoption of this pronouncement and are currently evaluating the impact that the adoption of SFAS No. 159 will have on our financial position and results of operations. We anticipate that we would apply SFAS No. 159 largely to certain fixed rate debt which are already accounted for at fair value under IFRSs. Based on our latest analysis, we currently estimate that such election would result in a cumulative-effect after-tax reduction to the January 1, 2007 opening balance of retained earnings of approximately $550 million.

3.     Business Acquisitions and Divestitures

Sale of European Operations On November 9, 2006, as part of our continuing evaluation of strategic alternatives with respect to our U.K. and European operations, we sold all of the capital stock of our operations in the Czech Republic, Hungary, and Slovakia (the “European Operations”) to a wholly owned subsidiary of HSBC Bank plc (“HBEU”), a U.K. based subsidiary of HSBC, for an aggregate purchase price of approximately $46 million. The assets consisted primarily of $199 million of receivables and goodwill which totaled approximately $13 million at November 9, 2006. The liabilities consisted primarily of debt which totaled $179 million at November 9, 2006. HBEU assumed all the liabilities of the European Operations as a result of this transaction. Because the sale of this business is between affiliates under common control, the premium received in excess of the book value of the stock transferred of $13 million, including the goodwill assigned to this business, was recorded as an increase to additional paid-in capital and will not be reflected in earnings. Our European Operations are reported in the International Segment.
The following summarizes the operating results of our European Operations for the periods presented:

	Period Ended	Year Ended	Year Ended
	November 9,	December 31,	December 31,
	2006	2005	2004

	(in millions)
Net interest income	$24	$22	$10
Income before income tax expense	(5)	(8)	(11)
Income tax expense	-	(3)	2
Net loss	(5)	(11)	(9)
Acquisition of Solstice Capital Group Inc (“Solstice”) On October 4, 2006 our Consumer Lending business purchased Solstice with assets of approximately $49 million, in an all cash transaction for approximately $50 million. Additional consideration may be paid based on Solstice’s 2007 pre-tax income. Solstice markets a range of mortgage and home equity products to customers through direct mail. This acquisition will add momentum to our origination growth plan by providing an additional channel to customers. The results of Solstice are included in our consolidated financial statements beginning October 4, 2006.
The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values at the acquisition date. These fair value adjustments represent current estimates and are subject to further adjustment as our valuation data is finalized. Goodwill associated with the Solstice acquisition is not tax deductible. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the acquired and liabilities assumed as a result of the acquisition of Solstice:

(in millions)

Assets acquired:
Cash	$11
Receivables, net	37
Goodwill	46
Properties and equipment	1

Total assets acquired	$95

Liabilities assumed:
Other liabilities	$45

Total liabilities assumed	$45

Total purchase price	$50

Acquisition of Metris Companies Inc. On December 1, 2005, we acquired the outstanding capital stock of Metris Companies Inc. (“Metris”), a provider of financial products and services to middle market consumers throughout the United States, in an all-cash transaction for $1.6 billion. HSBC Investments (North America) Inc. (“HINO”) made a capital contribution of $1.2 billion to fund a portion of the purchase price. This acquisition expanded our presence in the near-prime credit card market and strengthened our capabilities to serve the full spectrum of credit card customers. The results of Metris are included in our consolidated financial statements beginning December 1, 2005.
The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values at the acquisition date. These preliminary fair values were estimated, in part, based on third party valuation data. Goodwill associated with the Metris acquisition is not tax deductible. In the third quarter of 2006, we made an adjustment to our estimated fair value related to Metris following an adverse judgment in litigation involving Metris that preceded the merger. This adjustment resulted in a net increase to goodwill of approximately $25 million. Since the one-year anniversary of the Metris acquisition was completed during the fourth quarter of 2006, no further acquisition-related adjustments to the purchase price will occur, except for changes in estimates for the tax basis in our assets and liabilities or other tax estimates recorded at the date of the Metris acquisition pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”
Sale of U.K. credit card business In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables, the associated cardholder relationships and the related retained interests in securitized credit card receivables to HSBC Bank plc (“HBEU”), a U.K. based subsidiary of HSBC, for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above, the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and the related leaseholds and call center employees to provide customer continuity after the transfer as well as to allow HBEU direct ownership and control of origination and customer service. We have retained the collection operations related to the credit card operations and have entered into a service level agreement for a period of not less than two years to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations to HBEU for a fee. Additionally, the management teams of HBEU and our remaining U.K. operations will be jointly involved in decision making involving card marketing to ensure that growth objectives are met for both businesses. Because the sale of this business is between affiliates under common control, the premium received in excess of the book value of the assets transferred of $182 million, including the goodwill assigned to this business, was recorded as an increase to additional paid in capital and has not been included in earnings. As a result of this sale, our net interest income, fee income and provision for credit losses related to the U.K. credit card business has been reduced, while other income has increased by the receipt of servicing and support services revenue from HBEU. The net effect of this sale did not result in a material reduction of net income of our consolidated results.

4.	Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies

On December 29, 2004, we sold our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business), including the retained interests associated with securitized private label receivables, to HSBC Bank USA for an aggregate purchase price of $12.4 billion and recorded a gain of $663 million ($423 million after-tax). Included in this gain was the release of $505 million in credit loss reserves associated with the portfolio. The domestic private label receivable portfolio sold consisted of receivables with a balance of $12.2 billion. The purchase price was determined based upon an independent valuation opinion.
We retained the customer relationships and by agreement will continue to sell additional domestic private label receivable originations (excluding retail sales contracts) generated under current and future private label accounts to HSBC Bank USA on a daily basis at fair market value. We will also service the receivables for HSBC Bank USA for a fee under a service agreement that was reviewed by the staff of the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”.)
Upon receipt of regulatory approval for the sale of this domestic private label receivable portfolio, we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC Policies”) for our domestic private label (excluding retail sales contracts at our Consumer Lending business) and credit card portfolios. The adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our Consumer Lending business) and credit card receivables resulted in a reduction to our 2004 net income of $121 million.

5.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,373	$10	$(39)	$2,344
Money market funds	1,051	-	-	1,051
U.S. government sponsored enterprises(1)	179	-	(2)	177
U.S. government and Federal agency debt securities	144	-	(1)	143
Non-government mortgage backed securities	367	-	(1)	366
Other	578	2	(4)	576

Subtotal	4,692	12	(47)	4,657
Accrued investment income	38	-	-	38

Total securities available for sale	$4,730	$12	$(47)	$4,695

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

	(in millions)
Corporate debt securities	$2,337	$23	$(38)	$2,322
Money market funds	315	-	-	315
U.S. government sponsored enterprises(1)	96	-	(2)	94
U.S. government and Federal agency debt securities	744	-	(4)	740
Non-government mortgage backed securities	88	-	(1)	87
Other	463	1	(5)	459

Subtotal	4,043	24	(50)	4,017
Accrued investment income	34	-	-	34

Total securities available for sale	$4,077	$24	$(50)	$4,051

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
Proceeds from the sale of available-for-sale investments totaled approximately $.5 billion in 2006, $.4 billion in 2005 and $.9 billion in 2004. We realized gross gains of $125 million in 2006, $12 million in 2005 and $15 million in 2004. We realized gross losses of $2 million in 2006, $12 million in 2005 and $3 million in 2004.

Money market funds at December 31, 2006 include $854 million which is restricted for the sole purpose of paying down certain secured financings at the established payment date. There were no such restricted balances at December 31, 2005.
A summary of gross unrealized losses and related fair values as of December 31, 2006, classified as to the length of time the losses have existed is presented in the following table:

	Less Than One Year				Greater Than One Year

		Gross		Aggregate		Gross	Aggregate
	Number of	Unrealized		Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2006	Securities	Losses		Investments	Securities	Losses	Investments

	(dollars are in millions)
Corporate debt securities	130	$(5)		$433	503	$(34)	$1,151
U.S. government sponsored enterprises	19	-	(1)	77	22	(2)	84
U.S. government and Federal agency debt securities	10	-	(1)	27	30	(1)	54
Non-government mortgage	20	-	(1)	78	25	(1)	40
Other	18	-	(1)	89	55	(4)	195

	Less Than One Year			Greater Than One Year

		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2005	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)
Corporate debt securities	272	$(14)	$695	381	$(24)	$898
U.S. government sponsored enterprises	11	- (1)	28	25	(2)	64
U.S. government and Federal agency debt securities	18	(1)	71	40	(3)	117
Non-government mortgage	3	- (1)	4	16	(1)	22
Other	12	(1)	49	49	(4)	148

(1)	Less than $500 thousand.
The gross unrealized losses on our securities available for sale were flat during 2006. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the par value of the investment. Since substantially all of these securities are rated A- or better, and because we have the ability and intent to hold these investments until maturity or a market price recovery, these securities are not considered other-than temporarily impaired.
The amortized cost of our securities available for sale was adjusted to fair market value at the time of the merger with HSBC. See Note 23, “Fair Value of Financial Instruments,” for further discussion of the relationship between the fair value of our assets and liabilities.

Contractual maturities of and yields on investments in debt securities were as follows:

	At December 31, 2006

	Due	After 1	After 5
	Within	but Within	but Within	After
	1 Year	5 Years	10 Years	10 Years	Total

	(dollars are in millions)
Corporate debt securities:
Amortized cost	$474	$1,054	$247	$598	$2,373
Fair value	472	1,036	242	594	2,344
Yield(1)	3.68%	4.47%	5.29%	5.60%	4.68%
U.S. government sponsored enterprises:
Amortized cost	$50	$69	$5	$55	$179
Fair value	49	69	5	54	177
Yield(1)	4.59%	4.98%	5.05%	4.33%	4.68%
U.S. government and Federal agency debt securities:
Amortized cost	$32	$28	$21	$63	$144
Fair value	31	28	21	63	143
Yield(1)	4.58%	3.66%	4.53%	4.85%	4.51%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.
6.     Receivables

Receivables consisted of the following:

	At December 31,

	2006	2005

	(in millions)
Real estate secured	$97,761	$82,826
Auto finance	12,504	10,704
Credit card	27,714	24,110
Private label	2,509	2,520
Personal non-credit card	21,367	19,545
Commercial and other	181	208

Total receivables	162,036	139,913
HSBC acquisition purchase accounting fair value adjustments	(60)	63
Accrued finance charges	2,228	1,831
Credit loss reserve for owned receivables	(6,587)	(4,521)
Unearned credit insurance premiums and claims reserves	(412)	(505)
Interest-only strip receivables	6	23
Amounts due and deferred from receivable sales	51	185

Total receivables, net	$157,262	$136,989

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.
We have a subsidiary, Decision One Mortgage Company, LLC, which directly originates mortgage loans sourced by mortgage brokers and sells all loans to secondary market purchasers, including our Mortgage Services businesses. Loans held for sale to external parties by this subsidiary totaled $1.6 billion at

December 31, 2006 and $1.7 billion at December 31, 2005 and are included in real estate secured receivables. At December 31, 2006 our Consumer Lending business also had loans held for sale totaling $32 million as a result of the Solstice purchase.
In November 2006, we sold our European Operations, including $199 million of receivables to a wholly owned subsidiary of HBEU. In December 2005, we sold our U.K. based credit card operations, including $2.5 billion of receivables and the related retained interests in securitized credit card receivables to HBEU. See Note 3, “Business Acquisitions and Divestitures,” for additional information regarding these sales.
In November 2006, we acquired $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) a division of KeyBank, N.A. and as part of our acquisition of Metris on December 1, 2005, we acquired $5.3 billion of receivables. These receivables acquired were subject to the requirements of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) to the extent there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected and that the associated line of credit had been closed.
The following table summarizes, for Champion, the outstanding receivable balances, the cash flows expected to be collected and the fair value of the receivables to which SOP 03-3 has been applied:

(in millions)

Outstanding contractual receivable balance at acquisition	$152
Cash flows expected to be collected at acquisition	136
Basis in acquired receivables at acquisition	117
The carrying amount of Champion real estate secured receivables subject to the requirements of SOP 03-3 was $116 million at December 31, 2006 and is included in the real estate secured receivables in the table above. The outstanding contractual balance of these receivables was $143 million at December 31, 2006. At December 31, 2006, no credit loss reserve for the acquired receivables subject to SOP 03-3 has been established as there has been no decrease to the expected future cash flows since the acquisition.
As discussed more fully in Note 3, “Business Acquisitions and Divestitures,” as part of our acquisition of Metris on December 1, 2005, we acquired $5.3 billion of receivables. The carrying amount of the credit card receivables which were subject to SOP 03-3 was $223 million at December 31, 2006 and $414 million at December 31, 2005 and is included in the credit card receivables in the table above. The outstanding contractual balance of these receivables was $334 million at December 31, 2006 and $804 million at December 31, 2005. At December 31, 2006, no credit loss reserve for the acquired receivables subject to SOP 03-3 has been established as there has been no decrease to the expected future cash flows since the acquisition. There was a reclassification to accretable yield from non-accretable difference during 2006. This reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying Metris portfolio.
The following summarizes the accretable yield on Metris and Champion receivables at December 31, 2006:

(in millions)

Accretable yield at December 31, 2005	$(122)
Accretable yield additions during the period	(19)
Accretable yield amortized to interest income during the period	100
Reclassification from non-accretable difference	(35)

Accretable yield at December 31, 2006	$(76)

Real estate secured receivables are comprised of the following:

	At December 31,

	2006	2005

	(in millions)
Real estate secured:
Closed-end:
First lien	$77,901	$66,819
Second lien	15,090	11,815
Revolving:
First lien	556	626
Second lien	4,214	3,566

Total real estate secured receivables	$97,761	$82,826

Foreign receivables included in receivables were as follows:

	At December 31,

	United Kingdom and
	the Rest of Europe			Canada

	2006	2005	2004	2006	2005	2004

	(in millions)
Real estate secured	$1,786	$1,654	$1,832	$1,766	$1,380	$1,042
Auto finance	-	-	-	311	270	54
Credit card	-	-	2,264	215	147	-
Private label	1,333	1,330	2,249	887	834	821
Personal non-credit card	2,425	3,038	3,562	697	607	517
Commercial and other	-	-	-	-	-	2

Total	$5,544	$6,022	$9,907	$3,876	$3,238	$2,436

Foreign receivables represented 6 percent of receivables at December 31, 2006 and 7 percent of receivables at December 31, 2005.
Receivables serviced with limited recourse consisted of the following:

	At December 31,

	2006	2005

	(in millions)
Auto finance	$271	$1,192
Credit card	500	1,875
Personal non-credit card	178	1,007

Total	$949	$4,074

We maintain facilities with third parties which provide for the securitization or secured financing of receivables on both a revolving and non-revolving basis totaling $19.0 billion, of which $9.1 billion were utilized at December 31, 2006. The amount available under these facilities will vary based on the timing and volume of public securitization or secured financing transactions and our general liquidity plans.

Contractual maturities of our receivables were as follows:

	At December 31, 2006

	2007	2008	2009	2010	2011	Thereafter	Total

	(in millions)
Real estate secured	$528	$479	$388	$423	$591	$95,352	$97,761
Auto finance	2,983	2,744	2,496	2,100	1,487	694	12,504
Credit card	3,768	2,961	2,503	2,132	1,828	14,522	27,714
Private label	1,167	532	349	216	118	127	2,509
Personal non-credit card	2,448	1,640	2,394	3,922	6,035	4,928	21,367
Commercial and other	1	-	45	58	-	77	181

Total	$10,895	$8,356	$8,175	$8,851	$10,059	$115,700	$162,036

A substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity. The above maturity schedule should not be regarded as a forecast of future cash collections.
The following table summarizes contractual maturities of receivables due after one year by repricing characteristic:

	At December 31, 2006

	Over 1 But
	Within	Over
	5 Years	5 Years

	(in millions)
Receivables at predetermined interest rates	$26,977	$95,521
Receivables at floating or adjustable rates	8,464	20,179

Total	$35,441	$115,700

Nonaccrual consumer receivables totaled $4.8 billion (including $482 million relating to foreign operations) at December 31, 2006 and $3.5 billion (including $463 million relating to foreign operations) at December 31, 2005. Interest income that would have been recorded if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $639 million (including $72 million relating to foreign operations) in 2006 and $475 million (including $66 million relating to foreign operations) in 2005. Interest income that was included in finance and other interest income prior to these loans being placed on nonaccrual status was approximately $338 million (including $36 million relating to foreign operations) in 2006 and $229 million (including $31 million relating to foreign operations) in 2005. For an analysis of reserves for credit losses, see our “Analysis of Credit Loss Reserves Activity” in Management’s Discussion and Analysis and Note 7, “Credit Loss Reserves.”
Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Reductions to our interest-only strip receivables in 2006 reflect the impact of reduced securitization levels, including our decision in 2004 to structure new collateralized funding transactions as secured financings.
Amounts due and deferred from receivable sales include assets established for certain receivable sales, including funds deposited in spread accounts, and net customer payments due from (to) the securitization trustee.
We issued securities backed by dedicated home equity loan receivables of $4.8 billion in 2006 and $4.5 billion in 2005. We issued securities backed by dedicated auto finance loan receivables of $2.8 billion in 2006 and $3.4 billion in 2005. We issued securities backed by dedicated credit card receivables of $4.8 billion in 2006 and $1.8 billion in 2005. We issued securities backed by dedicated personal non-credit card receivables of $2.5 billion in 2006. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. Additionally, as part of the Metris acquisition in 2005, we assumed $4.6 billion of securities backed by credit card receivables which were accounted for as secured financings. Real estate secured receivables included closed-end real estate secured receivables totaling $9.7 billion at December 31, 2006 and $7.5 billion at December 31, 2005 that secured the outstanding debt related to these transactions. Auto finance receivables totaling $6.0 billion at December 31, 2006 and $5.1 billion at December 31, 2005 secured the outstanding debt related to these transactions. Credit card receivables totaling $8.9 billion at December 31, 2006 and $7.1 billion at December 31, 2005 secured the outstanding debt related to these transactions. Personal non-credit card receivables of $3.5 billion at December 31, 2006 secured the outstanding debt related to these transactions. There were no transactions structured as secured financings in 2005 for personal non-credit card receivables.
7.     Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	At December 31,

	2006	2005	2004

	(in millions)
Credit loss reserves at beginning of period	$4,521	$3,625	$3,793
Provision for credit losses	6,564	4,543	4,334
Charge-offs	(5,164)	(4,100)	(4,409)
Recoveries	645	447	376
Other, net	21	6	(469)

Credit loss reserves at end of period	$6,587	$4,521	$3,625

Further analysis of credit quality and credit loss reserves is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Form 10-K under the caption “Credit Quality.”
8.     Asset Securitizations

We have sold receivables in various securitization transactions. We continue to service and receive servicing fees on the outstanding balance of these securitized receivables. We also retain rights to future cash flows arising from these receivables after the investors receive their contractual return. We have also, in certain cases, retained other subordinated interests in these securitizations. These transactions result in the recording of an interest-only strip receivable which represents the value of the future residual cash flows from securitized receivables. The investors and the securitization trusts have only limited recourse to our assets for failure of debtors to pay. That recourse is limited to our rights to future cash flow and any subordinated interest we retain. Servicing assets and liabilities are not recognized in conjunction with our securitizations since we receive adequate compensation relative to current market rates to service the receivables sold. See Note 2, “Summary of Significant Accounting Policies,” for further discussion on our accounting for interest-only strip receivables.
In the third quarter of 2004, we began to structure all new collateralized funding transactions as secured financings. However, because existing public credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is expected to occur in the fourth quarter of 2007. In addition, we continue to replenish at reduced levels, certain non-public personal non-credit card securities issued to conduits and record the resulting replenishment gains.
Securitization related revenue includes income associated with the current and prior period securitization of receivables with limited recourse structured as sales. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Net initial gains(1)	$-	$-	$25
Net replenishment gains(2)	30	154	414
Servicing revenue and excess spread	137	57	569

Total securitization related revenue	$167	$211	$1,008

(1)	Net initial gains reflect inherent recourse provisions of $47 million in 2004.

(2)	Net replenishment gains reflect inherent recourse provisions of $41 million in 2006, $252 million in 2005 and $850 million in 2004.
Net initial gains represent gross initial gains net of our estimate of probable credit losses under the recourse provisions. There were no net initial gains in 2006 or 2005. Net initial gains and the key economic assumptions used in measuring the net initial gains from securitizations for 2004 were as follows:

	Auto		Credit	Private
Year Ended December 31,	Finance		Card	Label	Total

2004
Net initial gains (in millions)	$6	(2)	$14	$5	$25
Key economic assumptions:(1)
Weighted-average life (in years)	2.1		.3	.4
Payment speed	35.0%		93.5%	93.5%
Expected credit losses (annual rate)	5.7		4.9	4.8
Discount rate on cash flows	10.0		9.0	10.0
Cost of funds	3.0		1.5	1.4

(1)	Weighted-average annual rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

(2)	In 2004, auto finance was involved in a securitization which later was restructured as a secured financing. The initial gain reflected above was the gain on the initial transaction that remained after the securitization was restructured, as required under Emerging Issues Task Force Issue No. 02-9.
Certain securitization trusts, such as credit cards, are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off. These replenishments totaled $2.5 billion in 2006, $8.8 billion in 2005 and $30.3 billion in 2004.

Cash flows received from securitization trusts were as follows:

						Personal
	Real Estate	Auto		Credit	Private	Non-Credit
Year Ended December 31,	Secured	Finance		Card	Label	Card	Total

	(in millions)
2006
Proceeds from initial securitizations	$-	$-		$-	$-	$-	$-
Servicing fees received	-	16		22	-	10	48
Other cash flow received on retained interests(1)	-	97		108	-	18	223
2005
Proceeds from initial securitizations	$-	$-		$-	$-	$-	$-
Servicing fees received	-	45		97	-	46	188
Other cash flow received on retained interests(1)	-	40		243	-	52	335
2004
Proceeds from initial securitizations	$-	$-	(2)	$550	$190	$-	$740
Servicing fees received	1	86		185	93	161	526
Other cash flow received on retained interests(1)	4	(1)		696	252	80	1,031

(1)	Other cash flows include all cash flows from interest-only strip receivables, excluding servicing fees.

(2)	In 2004, auto finance was involved in a securitization which was later restructured as a secured financing. These transactions are reported net in the table above.
At December 31, 2006, the sensitivity of the current fair value of the interest-only strip receivables to an immediate 10 percent and 20 percent unfavorable change in assumptions are presented in the table below. These sensitivities are based on assumptions used to value our interest-only strip receivables at December 31, 2006.

			Personal
	Auto	Credit	Non-Credit
	Finance	Card	Card

Carrying value (fair value) of interest-only strip receivables	$(4)	$9	$1
Weighted-average life (in years)	.7	.3	.3
Payment speed assumption (annual rate)	74.3%	98.9%	99.2%
Impact on fair value of 10% adverse change	$-	$(1)	$-
Impact on fair value of 20% adverse change	(1)	(2)	-
Expected credit losses (annual rate)	10.0%	3.7%	9.8%
Impact on fair value of 10% adverse change	$(2)	$-	$-
Impact on fair value of 20% adverse change	(3)	(1)	(1)
Discount rate on residual cash flows (annual rate)	10.0%	9.0%	11.0%
Impact on fair value of 10% adverse change	$-	$-	$-
Impact on fair value of 20% adverse change	(1)	-	-
Variable returns to investors (annual rate)	-	4.7%	6.0%
Impact on fair value of 10% adverse change	$-	$(1)	$-
Impact on fair value of 20% adverse change	-	(1)	(1)
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
Static pool credit losses are calculated by summing actual and projected future credit losses and dividing them by the original balance of each pool of asset. Due to the short term revolving nature of credit card receivables, the weighted-average percentage of static pool credit losses is not considered to be materially different from the weighted-average charge-off assumptions used in determining the fair value of our interest-only strip receivables in the table above. At December 31, 2006, static pool credit losses for auto finance loans securitized in 2003 were estimated to be 10.0 percent.
Receivables and two-month-and-over contractual delinquency for our owned and serviced with limited recourse receivables were as follows:

	At December 31,

	2006		2005

	Receivables	Delinquent	Receivables	Delinquent
	Outstanding	Receivables	Outstanding	Receivables

	(dollars are in millions)
Owned receivables:
First mortgage(1)	$15	3.01%	$21	8.41%
Real estate secured	97,761	3.54	82,826	2.72
Auto finance	12,504	3.18	10,704	3.04
Credit card	27,714	4.57	24,110	3.66
Private label	2,509	5.31	2,520	5.43
Personal non-credit card	21,367	10.17	19,545	9.40

Total consumer	161,870	4.59	139,726	3.89
Commercial	166	-	187	-

Total owned receivables	$162,036	4.59%	$139,913	3.89%

Receivables serviced with limited recourse:
Auto finance	$271	6.64%	$1,192	7.55%
Credit card	500	2.00	1,875	1.60
Personal non-credit card	178	14.61	1,007	12.41

Total receivables serviced with limited recourse	$949	5.69%	$4,074	6.01%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

Average receivables and net charge-offs for our owned and serviced with limited recourse receivables were as follows:

	Year Ended December 31,

	2006		2005

	Average	Net	Average	Net
	Receivables	Charge-offs	Receivables	Charge-offs

	(dollars are in millions)
Owned receivables:
First mortgage(1)	$18	1.28%	$24	.90%
Real estate secured	92,318	1.00	73,097	.76
Auto finance	11,660	3.67	9,074	3.27
Credit card	25,065	5.56	17,823	7.12
Private label	2,492	5.80	2,948	4.83
Personal non-credit card	20,611	7.89	17,558	7.88

Total consumer	152,164	2.97	120,524	3.03
Commercial	177	.43	231	2.60

Total owned receivables	$152,341	2.97%	$120,755	3.03%

Receivables serviced with limited recourse:
Real estate secured	$-	-%	$23	-%
Auto finance	720	10.28	1,863	10.90
Credit card	974	3.49	4,871	5.52
Personal non-credit card	498	9.24	2,398	9.84

Total receivables serviced with limited recourse	$2,192	7.03%	$9,155	7.73%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.
9.     Properties and Equipment, net

	At
	December 31,
			Depreciable
	2006	2005	Life

	(in millions)
Land	$29	$28	-
Buildings and improvements	315	288	10-40 years
Furniture and equipment	146	376	3-10

Total	490	692
Accumulated depreciation and amortization	64	234

Properties and equipment, net	$426	$458

Depreciation and amortization expense totaled $115 million in 2006, $131 million in 2005 and $127 million in 2004.

10.     Intangible Assets

Intangible assets consisted of the following:

		Accumulated	Carrying
December 31, 2006	Gross	Amortization	Value

	(in millions)
Purchased credit card relationships and related programs	$1,736	$580	$1,156
Retail services merchant relationships	270	203	67
Other loan related relationships	333	135	198
Trade names	717	13	704
Technology, customer lists and other contracts	282	189	93

Total	$3,338	$1,120	$2,218

		Accumulated	Carrying
December 31, 2005	Gross	Amortization	Value

	(in millions)
Purchased credit card relationships and related programs	$1,736	$442	$1,294
Retail services merchant relationships	270	149	121
Other loan related relationships	326	104	222
Trade names	717	13	704
Technology, customer lists and other contracts	282	143	139

Total	$3,331	$851	$2,480

During the third quarter of 2006, we completed our annual impairment test of intangible assets. As a result of our testing, we determined that the fair value of each intangible asset exceeded its carrying value. Therefore we have concluded that none of our intangible assets are impaired.
Weighted-average amortization periods for our intangible assets as of December 31, 2006 were as follows:

(in months)

Purchased credit card relationships and related programs	106
Retail services merchant relationships	60
Other loan related relationships	109
Technology, customer lists and other contracts	85
Intangible assets	95
Intangible amortization expense totaled $269 million in 2006, $345 million in 2005 and $363 million in 2004.
The trade names are not subject to amortization as we believe they have indefinite lives. The remaining acquired intangibles are being amortized as applicable over their estimated useful lives either on a straight-line basis or in proportion to the underlying revenues generated. These useful lives range from 5 years for retail services merchant relationships to approximately 10 years for certain loan related relationships. Our purchased credit card relationships have estimated residual values of $162 million as of December 31, 2006.

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year Ending December 31,	(in millions)

2007	$253
2008	211
2009	198
2010	169
2011	169
Thereafter	354
11.     Goodwill

Goodwill balances associated with our foreign businesses will change from period to period due to movements in foreign exchange. Changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of our acquisition by HSBC or our acquisition of Metris are adjusted against goodwill pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”
Changes in the carrying amount of goodwill are as follows:

	2006	2005

	(in millions)
Balance at beginning of year	$7,003	$6,856
Adjustment to Metris purchase price	21	-
Acquisitions – 2006 Solstice; 2005 primarily Metris	46	533
Goodwill allocated to our European Operations sold to HBEU	(13)	-
Goodwill allocated to the U.K. credit card business sold to HBEU	-	(218)
Change in estimate of the tax basis of assets and liabilities recorded in the HSBC acquisition	(89)	(76)
Change in estimate of the tax basis of assets and liabilities recorded in the Metris acquisition	(13)	-
Impact of foreign currency translation	55	(92)

Balance at end of year	$7,010	$7,003

Goodwill established as a result of our acquisition by HSBC has not been allocated to or included in the reported results of our reportable segments as the acquisition by HSBC was outside of the ongoing operational activities of our reportable segments. This is consistent with management’s view of our reportable segment results. Goodwill relating to acquisitions, such as Metris and Solstice are included in the reported respective segment results as these acquisitions specifically related to the operations and is consistent with management’s view of the segment results. See Note 21, “Business Segments,” for further information on goodwill by reportable segment.
During the third quarter of 2006, we completed our annual impairment test of goodwill. For purposes of this test, we assigned the goodwill established as a result of our acquisition by HSBC to our reporting units (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”). The fair value of each of the reporting units to which goodwill was assigned exceeded its carrying value including goodwill, resulting in a conclusion that none of our goodwill is impaired.
As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” subsequent to the sale of our European Operations we performed an interim goodwill impairment test for our remaining U.K. operations. As the estimated fair value of our remaining U.K. operations exceeded its carrying value subsequent to the sale, we concluded that the remaining goodwill assigned to this reporting unit was not impaired. As previously reported, we continue to evaluate the scope of our U.K. operations and, as a result, it is reasonably possible we could make changes in the future.
As a result of the adverse change in the business climate experienced by our Mortgage Services business in the second half of 2006, we performed an interim goodwill impairment test for this reporting unit as of December 31, 2006. As the estimated fair value of our Mortgage Services business exceeded our carrying value, we concluded that the remaining goodwill assigned to this reporting unit was not impaired. We are currently evaluating the most effective structure for our Mortgage Services operations which, depending upon the outcome, may change the scope and size of this business going forward.

12.	Commercial Paper, Bank and Other Borrowings

	Commercial	Bank and Other
	Paper	Borrowings	Total

	(in millions)
2006
Balance	$11,012	$43	$11,055
Highest aggregate month-end balance			17,530
Average borrowings	12,344	494	12,838
Weighted-average interest rate:
At year-end	5.3%	2.8%	5.3%
Paid during year	5.0	3.3	4.9
2005
Balance	$11,360	$94	$11,454
Highest aggregate month-end balance			14,801
Average borrowings	11,877	111	11,988
Weighted-average interest rate:
At year-end	4.2%	3.9%	4.2%
Paid during year	3.4	2.5	3.4
2004
Balance	$8,969	$91	$9,060
Highest aggregate month-end balance			16,173
Average borrowings	11,403	126	11,529
Weighted-average interest rate:
At year-end	2.2%	2.5%	2.2%
Paid during year	1.8	1.9	1.8
Commercial paper included obligations of foreign subsidiaries of $223 million at December 31, 2006, $442 million at December 31, 2005 and $248 million at December 31, 2004. Bank and other borrowings included obligations of foreign subsidiaries of $35 million at December 31, 2006, $55 million at December 31, 2005 and $52 million at December 31, 2004. At December 31, 2006 deposits of $36 million, primarily held by our U.K. business, have been classified as bank and other borrowings due to their short-term nature. Prior period amounts have been reclassified to conform to the current presentation.
Interest expense for commercial paper, bank and other borrowings totaled $628 million in 2006, $402 million in 2005 and $213 million in 2004.
We maintain various bank credit agreements primarily to support commercial paper borrowings and also to provide funding in the U.K. We had committed back-up lines and other bank lines of $17.0 billion at December 31, 2006, including $7.7 billion with HSBC and subsidiaries and $16.3 billion at December 31, 2005, including $8.0 billion with HSBC and subsidiaries. Our U.K. subsidiary had drawn $4.3 billion at December 31, 2006 and $4.2 billion on its bank lines of credit at December 31, 2005 which are included in

Due to Affiliates for both periods. Formal credit lines are reviewed annually and expire at various dates through 2009. Borrowings under these lines generally are available at a surcharge over LIBOR. The most restrictive financial covenants contained in the back-up line agreements that could restrict availability is an obligation to maintain minimum common and preferred shareholder’s equity of $11.0 billion which is substantially below our December 31, 2006 common and preferred shareholders’ equity balance of $20.1 billion. Because our U.K. subsidiary receives its funding directly from HSBC, we eliminated all third-party back-up lines at our U.K. subsidiary in 2004. Annual commitment fee requirements to support availability of these lines at December 31, 2006 totaled $8 million and included $1 million for the HSBC lines. Annual commitment fee requirements to support availability of these lines at December 31, 2005 totaled $9 million and included $2 million for the HSBC lines.

13.	Long Term Debt (With Original Maturities Over One Year)

	At December 31,

	2006	2005

	(in millions)
Senior Debt
Fixed rate:
8.875% Adjustable Conversion-Rate Equity Security Units	$542	$541
Secured financings:
3.00% to 3.99%; due 2007 to 2008	195	3,947
4.00% to 4.49%; due 2007 to 2010	1,312	2,254
4.50% to 4.99%; due 2007 to 2011	3,956	1,024
Other fixed rate senior debt:
2.40% to 3.99%; due 2007 to 2010	6,880	2,864
4.00% to 4.99%; due 2007 to 2023	16,806	21,902
5.00% to 5.49%; due 2007 to 2023	16,657	6,188
5.50% to 5.99%; due 2007 to 2024	16,031	7,188
6.00% to 6.49%; due 2007 to 2033	9,591	8,453
6.50% to 6.99%; due 2007 to 2033	4,981	8,076
7.00% to 7.49%; due 2007 to 2032	3,364	4,587
7.50% to 7.99%; due 2007 to 2032	3,249	4,906
8.00% to 9.00%; due 2007 to 2012	1,263	1,244
Variable interest rate:
Secured financings - 2.63% to 5.28%; due 2007 to 2010	16,364	7,893
Other variable interest rate senior debt – 2.16% to 6.73%; due 2007 to 2018	24,666	21,488
Junior Subordinated Notes Issued to Capital Trusts	1,031	1,443
Unamortized Discount	(377)	(341)
HSBC acquisition purchase Accounting Fair Value Adjustments	1,079	1,506

Total long term debt	$127,590	$105,163

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our long term debt at fair value at the date of our acquisition by HSBC.
Secured financings of $21.8 billion at December 31, 2006 are secured by $28.1 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings of $15.1 billion at December 31, 2005 are secured by $19.7 billion of real estate secured, auto finance and credit card receivables.

At December 31, 2006, long term debt included carrying value adjustments relating to derivative financial instruments which decreased the debt balance by $1.3 billion and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $2.4 billion. At December 31, 2005, long term debt included carrying value adjustments relating to derivative financial instruments which decreased the debt balance by $862 million and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $272 million.
Weighted-average interest rates were 5.5 percent at December 31, 2006 and 5.3 percent at December 31, 2005 (excluding HSBC acquisition purchase accounting adjustments). Interest expense for long term debt was $5.8 billion in 2006, $3.7 billion in 2005, $2.6 billion in 2004. The most restrictive financial covenants contained in the terms of our debt agreements are the maintenance of a minimum common and preferred shareholder’s equity of $11.0 billion which is substantially lower than our common and preferred shareholders’ equity balance of $20.1 billion at December 31, 2006. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 14, “Derivative Financial Instruments.”
In 2002, we issued $541 million of 8.875 percent Adjustable Conversion-Rate Equity Security Units. Each Adjustable Conversion-Rate Equity Security Unit consisted initially of a contract to purchase, for $25, a number of shares of HSBC Finance Corporation (formerly known as Household International, Inc.) common stock on February 15, 2006 and a senior note issued by our then wholly owned subsidiary, Household Finance Corporation, with a principal amount of $25. In November 2005 we remarketed the notes and reset the rate. All remaining stock purchase contracts matured on February 15, 2006 and HSBC issued ordinary shares for the remaining stock purchase contracts on that date.
The following table summarizes our junior subordinated notes issued to capital trusts (“Junior Subordinated Notes”) and the related company obligated mandatorily redeemable preferred securities (“Preferred Securities”):

Household Capital
Trust IX
(“HCT IX”)

(dollars are
in millions)
Junior Subordinated Notes:
Principal balance	$1,031
Interest rate	5.91%
Redeemable by issuer	November 2015
Stated maturity	November 2035
Preferred Securities:
Rate	5.91%
Face value	$1,000
Issue date	November 2005
In the first quarter of 2006, we redeemed the junior subordinated notes issued to Household Capital Trust VI with an outstanding principal balance of $206 million. In the fourth quarter of 2006, we redeemed the junior subordinated notes issued to Household Capital Trust VII with an outstanding principal balance of $206 million.
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
Maturities of long term debt at December 31, 2006 were as follows:

(in millions)

2007	$26,555
2008	22,136
2009	17,128
2010	12,824
2011	13,960
Thereafter	34,987

Total	$127,590

Certain components of our long term debt may be redeemed prior to its stated maturity.

14.	Derivative Financial Instruments

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
Interest rate swaps are contractual agreements between two counterparties for the exchange of periodic interest payments generally based on a notional principal amount and agreed-upon fixed or floating rates. The majority of our interest rate swaps are used to manage our exposure to changes in interest rates by converting floating rate debt to fixed rate or by converting fixed rate debt to floating rate. We have also entered into currency swaps to convert both principal and interest payments on debt issued from one currency to the appropriate functional currency.

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
At December 31, 2006, most of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities and totaled a net liability of $158 million at December 31, 2006 for third-party counterparties. Beginning in the second quarter of 2006, when the fair value of our agreements with affiliate counterparties requires the posting of collateral by the affiliate, it is provided in the form of cash and recorded on the balance sheet, consistent with third party arrangements. Previously, the posting of collateral by affiliates was provided in the form of securities, which were not recorded on our balance sheet. Also during 2006, we lowered the fair value of our agreements with affiliate counterparties above which collateral is required to be posted to $75 million. At December 31, 2006, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $1.0 billion which is recorded in our balance sheet as a component of derivative related liabilities. At December 31, 2006, we had derivative contracts with a notional value of approximately $94.4 billion, including $86.3 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.
Fair Value and Cash Flow Hedges To manage our exposure to changes in interest rates, we enter into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under SFAS No. 133. Prior to the acquisition by HSBC, the majority of our fair value and cash flow hedges were effective hedges which qualified for the shortcut method of accounting. Under the Financial Accounting Standards Board’s interpretations of SFAS No. 133, the shortcut method of accounting was no longer allowed for interest rate swaps which were outstanding at the time of the acquisition by HSBC. As a result of the acquisition, we were required to reestablish and formally document the hedging relationship associated with all of our fair value and cash flow hedging instruments and assess the effectiveness of each hedging relationship, both at inception of the hedge relationship and on an ongoing basis. Due to deficiencies in our contemporaneous hedge documentation at the time of acquisition, we lost the ability to apply hedge accounting to our entire cash flow and fair value hedging portfolio that existed at the time of acquisition by HSBC. During 2005, we reestablished hedge treatment under the long haul method of accounting for a significant number of the derivatives in this portfolio. We currently utilize the long-haul method to test effectiveness of all derivatives designated as hedges.
Fair value hedges include interest rate swaps which convert our fixed rate debt to variable rate debt and currency swaps which convert debt issued from one currency into pay variable debt of the appropriate functional currency. Hedge ineffectiveness associated with fair value hedges is recorded in other revenues as derivative income and was a gain of $252 million ($159 million after tax) in 2006, a gain of $117 million ($75 million after tax) in 2005 and a gain of $.6 million ($.4 million after tax) in 2004. All of our fair value hedges were associated with debt during 2006, 2005 and 2004. We recorded fair value adjustments for unexpired fair value hedges which decreased the carrying value of our debt by $292 million at December 31, 2006 and $695 million at December 31, 2005.
Cash flow hedges include interest rate swaps which convert our variable rate debt to fixed rate debt and currency swaps which convert debt issued from one currency into pay fixed debt of the appropriate functional currency. Gains and (losses) on unexpired derivative instruments designated as cash flow hedges (net of tax) are reported in accumulated other comprehensive income and totaled a gain of $256 million ($161 million after tax) at December 31, 2006 and $237 million ($151 million after tax) at December 31, 2005. We expect $121 million ($76 million after tax) of currently unrealized net gains will be reclassified to earnings within one year, however, these unrealized gains will be offset by increased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. Hedge ineffectiveness associated with cash flow hedges recorded in other revenues as derivative income was a loss of $83 million ($53 million after tax) in 2006, a loss of $76 million ($49 million after tax) in 2005 and was immaterial in 2004.
At December 31, 2006, $1,461 million of derivative instruments, at fair value, were recorded as derivative financial assets and $58 million as derivative related liabilities. At December 31, 2005, $234 million of derivative instruments, at fair value, were recorded in derivative financial assets and $292 million in derivative related liabilities.
Information related to deferred gains and losses before taxes on terminated derivatives was as follows:

	2006	2005

	(in millions)
Deferred gains	$156	$180
Deferred losses	176	196
Weighted-average amortization period:
Deferred gains	7 years	6 years
Deferred losses	6 years	6 years
Increases (decreases) to carrying values resulting from net deferred gains and losses:
Long term debt	$(47)	$(25)
Accumulated other comprehensive income	27	9

Information related to deferred gains and losses before taxes on discontinued hedges was as follows:

	2006	2005

	(in millions)
Deferred gains	$269	$331
Deferred losses	1,052	232
Weighted-average amortization period:
Deferred gains	5 years	4 years
Deferred losses	5 years	5 years
Increases (decreases) to carrying values resulting from net deferred gains and losses:
Long term debt	$(941)	$(76)
Accumulated other comprehensive income	158	175
Amortization of net deferred gains (losses) totaled ($80) million in 2006, ($12) million in 2005, ($23) million in 2004.
Non-Qualifying Hedging Activities We may use forward rate agreements, interest rate caps, exchange traded options, and interest rate and currency swaps which are not designated as hedges under SFAS No. 133, either because they do not qualify as effective hedges or because we lost the ability to apply hedge accounting following our acquisition by HSBC as discussed above. These financial instruments are economic hedges but do not qualify for hedge accounting and are primarily used to minimize our exposure to changes in interest rates and currency exchange rates. Unrealized and realized gains (losses) on derivatives which were not designated as hedges are reported in other revenues as derivative income and totaled $21 million ($14 million after tax) in 2006, $208 million ($133 million after tax) in 2005 and $510 million ($324 million after tax) in 2004.
Derivative Income Derivative income as discussed above includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS No. 133 as well as the ineffectiveness on derivatives associated with our qualifying hedges and is summarized in the table below:

	2006	2005	2004

	(in millions)
Net realized gains (losses)	$(7)	$52	$68
Mark-to-market on derivatives which do not qualify as effective hedges	28	156	442
Ineffectiveness	169	41	1

Total	$190	$249	$511

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long-haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the year ended December 31, 2006 should not be considered indicative of the results for any future periods.

Derivative Financial Instruments The following table summarizes derivative financial instrument activity:

	Exchange Traded			Non-Exchange Traded

	Interest Rate					Foreign Exchange		Interest Rate
	Futures Contracts			Interest		Rate Contracts		Forward Contracts		Caps
			Options	Rate	Currency					and
	Purchased	Sold	Purchased	Swaps	Swaps	Purchased	Sold	Purchased	Sold	Floors	Total

	(in millions)
2006
Notional amount, 2005	$-	$-	$4,870	$49,468	$21,719	$1,633	$465	$172	$-	$10,700	$89,027
New contracts	-	-	-	-	-	-	-	-	-	-	-
New contracts purchased from subsidiaries of HSBC	-	-	20,205	61,205	8,687	2,071	5,694	1,344	-	65	99,271
Matured or expired contracts	-	-	(17,675)	(5,319)	(4,291)	(2,851)	(5,710)	-	-	(4,505)	(40,351)
Terminated contracts	-	-	(2,800)	(49,571)	-	-	-	(1,516)	-	-	(53,887)
Change in Notional amount	-	-	-	1,217	(1,274)	-	-	-	-	-	(57)
Change in foreign exchange rate	-	-	-	-	-	221	134	-	-	-	355
In-substance maturities (1)	-	-	-	-	-	-	-	-	-	-	-
Assignment of contracts to subsidiaries of HSBC	- -	- -	- -	- -	- -	- -	- -	- -	- -	- -	- -

Notional amount, 2006	$-	$-	$4,600	$57,000	$24,841	$1,074	$583	$0	$-	$6,260	$94,358

Fair value, 2006(3) :
Fair value hedges	$-	$-	$-	$(740)	$(26)	$-	$-	$-	$-	$-	$(766)
Cash flow hedges	-	-	-	14	1,976	-	-	-	-	-	1,990
Net investment in foreign operations	-	-	-	-	-	-	-	-	-	-	-
Non-hedging derivatives	-	-	-	(64)	244	4	(6)	-	-	1	179

Total	$-	$-	$-	$(790)	$2,194	$4	$(6)	$-	$-	$1	$1,403

2005
Notional amount, 2004	$-	$-	$1,691	$45,253	$18,150	$1,146	$614	$374	$-	$4,380	$71,608
New contracts	-	-	-	1	-	-	-	-	-	30	31
New contracts purchased from subsidiaries of HSBC	-	-	5,570	25,373	6,824	1,113	4,860	1,707	-	8,433	53,880
Matured or expired contracts	-	-	(2,391)	(5,657)	(3,255)	(482)	(4,762)	-	-	(1,894)	(18,441)
Terminated contracts	-	-	-	(15,502)	-	(144)	(247)	(1,909)	-	(249)	(18,051)
In-substance maturities (1)	-	-	-	-	-	-	-	-	-	-	-
Assignment of contracts to subsidiaries of HSBC	- -	- -	- -	- -	- -	- -	- -	- -	- -	- -	- -

Notional amount, 2005	$-	$-	$4,870	$49,468	$21,719	$1,633	$465	$172	$-	$10,700	$89,027

Fair value, 2005(3) :
Fair value hedges	$-	$-	$-	$(612)	$(178)	$-	$-	$-	$-	$-	$(790)
Cash flow hedges	-	-	-	103	658	(22)	-	-	-	-	739
Net investment in foreign operations	-	-	-	-	-	-	-	-	-	-	-
Non-hedging derivatives	-	-	-	(31)	24	-	-	-	-	-	(7)

Total	$-	$-	$-	$(540)	$504	$(22)	$-	$-	$-	$-	$(58)

2004
Notional amount, 2003	$-	$-	$1,900	$41,312	$16,538	$1,223	$594	$174	$-	$6,627	$68,368
New contracts	-	-	-	-	-	1,628	1,432	-	-	-	3,060
New contracts purchased from subsidiaries of HSBC	-	-	3,491	29,607	11,457	17,988	8,778	1,643	-	444	73,408
Matured or expired contracts	-	-	(3,700)	(7,568)	(1,407)	(14,343)	(4,840)	(1,443)	-	(2,691)	(35,992)
Terminated contracts	-	-	-	(7,211)	(5,333)	-	-	-	-	-	(12,544)
In-substance maturities (1)	-	-	-	-	-	(5,350)	(5,350)	-	-	-	(10,700)
Assignment of contracts to subsidiaries of HSBC	-	-	-	(10,887)	(3,105)	-	-	-	-	-	(13,992)

Notional amount, 2004	$-	$-	$1,691	$45,253	$18,150	$1,146	$614	$374	$-	$4,380	$71,608

Fair value, 2004(3) :
Fair value hedges	$-	$-	$-	$(46)	$-	$-	$(2)	$-	$-	$-	$(48)
Cash flow hedges	-	-	-	12	403	24	-	-	-	-	439
Non-hedging derivatives	-	-	-	(81)	3,670	-	-	-	-	-	3,589

Total	$-	$-	$-	$(115)	$4,073	$24	$(2)	$-	$-	$-	$3,980

(1)	Represent contracts terminated as the market execution technique of closing the transaction either (a) just prior to maturity to avoid delivery of the underlying instrument or (b) at the maturity of the underlying items being hedged.

(2)	Under the Financial Accounting Standards Board’s interpretations of SFAS No. 133, the shortcut method of accounting was no longer allowed for interest rate swaps which were outstanding at the time of the acquisition by HSBC.

(3)	(Bracketed) unbracketed amounts represent amounts to be (paid) received by us had these positions been closed out at the respective balance sheet date. Bracketed amounts do not necessarily represent risk of loss as the fair value of the derivative financial instrument and the items being hedged must be evaluated together. See Note 23, “Fair Value of Financial Instruments,” for further discussion of the relationship between the fair value of our assets and liabilities.

We operate in three functional currencies, the U.S. dollar, the British pound and the Canadian dollar. The U.S. dollar is the functional currency for exchange-traded interest rate futures contracts and options. Non-exchange traded instruments are restated in U.S. dollars by country as follows:

			Foreign Exchange		Interest Rate
			Rate Contracts		Forward	Other Risk
	Interest Rate	Currency			Contracts	Management
	Swaps	Swaps	Purchased	Sold	Purchased	Instruments

	(in millions)
2006
United States	$54,703	$24,841	$1,068	$571	$-	$6,260
Canada	1,207	-	6	12	-	-
United Kingdom	1,090	-	-	-	-	-

	$57,000	$24,841	$1,074	$583	$-	$6,260

2005
United States	$47,693	$21,175	$1,622	$465	$-	$10,700
Canada	855	-	11	-	172	-
United Kingdom	920	544	-	-	-	-

	$49,468	$21,719	$1,633	$465	$172	$10,700

2004
United States	$42,365	$17,543	$1,146	$599	$-	$4,345
Canada	582	-	-	15	374	-
United Kingdom	2,306	607	-	-	-	35

	$45,253	$18,150	$1,146	$614	$374	$4,380

Long term debt hedged using derivative financial instruments which qualify for hedge accounting at December 31, 2006 included debt of $51.0 billion hedged by interest rate swaps and debt of $22.7 billion hedged by currency swaps. The significant terms of the derivative financial instruments have been designed to match those of the related asset or liability.
The following table summarizes the maturities and related weighted-average receive/pay rates of interest rate swaps outstanding at December 31, 2006:

	2007	2008	2009	2010	2011	2012	Thereafter	Total

	(dollars are in millions)
Pay a fixed rate/receive a floating rate:
Notional value	$8,650	$10,220	$6,963	$232	$153	$15	$436	$26,669
Weighted-average receive rate	5.34%	5.36%	5.05%	2.08%	2.08%	2.06%	2.14%	5.17%
Weighted-average pay rate	4.75	5.03	5.17	4.10	4.36	4.21	4.98	4.96

Pay a floating rate/receive a fixed rate:
Notional value	$484	$2,584	$5,657	$3,119	$5,550	$3,159	$9,778	$30,331
Weighted-average receive rate	3.13	3.71	4.19	4.28	4.55	4.45	5.18	4.56
Weighted-average pay rate	5.38	5.30	5.12	5.38	5.45	5.37	5.31	5.31

Total notional value	$9,134	$12,804	$12,620	$3,351	$5,703	$3,174	$10,214	$57,000

Total weighted-average rates on swaps:
Receive rate	5.22%	5.03%	4.67%	4.13%	4.48%	4.44%	5.05%	4.84%
Pay rate	4.78	5.08	5.15	5.29	5.42	5.37	5.29	5.15

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
In addition to the information included in the tables above, we had unused commitments to extend credit related to real estate secured loans totaling $1.4 billion at December 31, 2006 and $1.4 billion at December 31, 2005. Commitments to extend credit are agreements, with fixed expiration dates, to lend to a customer as long as there is no violation of any condition established in the agreement. These commitments are considered derivative instruments in accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149) and, as a result, are recorded on our balance sheet at fair market value which resulted in a liability of $2.7 million at December 31, 2006 and a liability of $.3 million at December 31 2005.
We also had outstanding forward sales commitments related to real estate secured loans totaling $607 million at December 31, 2006 and $450 million as of December 31, 2005. Forward sales commitments are considered derivative instruments under SFAS No. 149 and, as a result, are recorded on our balance sheet at fair market value which resulted in an asset of $1.4 million at December 31, 2006 and an asset of $.4 million at December 31, 2005.
15.     Income Taxes

Total income taxes were:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

	(in millions)
Provision for income taxes related to operations	$844	$891	$1,000
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains (losses) on investments and interest-only strip receivables, net	(11)	(29)	(71)
Unrealized gains (losses) on cash flow hedging instruments	(192)	74	61
Minimum pension liability	-	2	(2)
Adjustment to initially apply FASB Statement No. 158	1	-	-
Foreign currency translation adjustments	(9)	(6)	12
Exercise of stock based compensation	(21)	(9)	(18)
Tax on sale of European Operations to affiliate	3	-	-
Tax on sale of U.K. credit card business to affiliate	-	(21)	-

Total	$615	$902	$982

Provisions for income taxes related to operations were:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

	(in millions)
Current
United States	$1,396	$1,253	$593
Foreign	8	4	59

Total current	1,404	1,257	652

Deferred
United States	(541)	(396)	348
Foreign	(19)	30	-

Total deferred	(560)	(366)	348

Total income taxes	$844	$891	$1,000

The significant components of deferred provisions attributable to income from operations were:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

	(in millions)
Deferred income tax (benefit) provision (excluding the effects of other components)	$(566)	$(342)	$348
Adjustment of valuation allowance	2	(2)	-
Change in operating loss carryforwards	8	(12)	-
Adjustment to statutory tax rate	(4)	(10)	-

Deferred income tax provision	$(560)	$(366)	$348

Income before income taxes were:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

	(in millions)
United States	$2,361	$2,560	$2,786
Foreign	(74)	103	154

Total income before income taxes	$2,287	$2,663	$2,940

Effective tax rates are analyzed as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

	(in millions)
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	4.1	.9	1.4
Low income housing and other tax credits	(3.5)	(3.2)	(2.9)
Other	1.3	.8	.5

Effective tax rate	36.9%	33.5%	34.0%

Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

	At December 31,

	2006	2005

	(in millions)
Deferred Tax Assets
Credit loss reserves	$2,053	$1,438
Other reserves	84	129
Market value adjustment	311	95
Other	549	509

Total deferred tax assets	2,997	2,171
Valuation allowance	(25)	(28)

Total deferred tax assets net of valuation allowance	2,972	2,143

Deferred Tax Liabilities
Intangibles	838	779
Fee income	568	545
Deferred loan origination costs	312	239
Receivables	97	163
Other	181	262

Total deferred tax liabilities	1,996	1,988

Net deferred tax asset	$976	$155

Based upon the level of historical taxable income and the reversal of the deferred tax liabilities over the periods over which the deferred tax assets are deductible, management believes that it is more likely than not we would realize the benefits of these deductible differences net of the valuation allowance noted above.
Provision for U.S. income tax had not been made on net undistributed earnings of foreign subsidiaries of $178 million at December 31, 2006 and $293 million at December 31, 2005. We have determined that no U.S. tax liability will arise upon repatriation of these earnings.
The American Jobs Creation Act of 2004 (the “AJCA”) included provisions to allow a deduction of 85% of certain foreign earnings that are repatriated in 2004 or 2005. We elected to apply this provision to a $489 million distribution in December 2005 by our U.K. subsidiary. Tax of $26 million related to this distribution is included as part of the current 2005 U.S. tax expense shown above.
At December 31, 2006, we had net operating loss carryforwards of $740 million for state tax purposes which expire as follows: $226 million in 2007-2011; $162 million in 2012-2016; $201 million in 2017-2021 and $151 million in 2022 and forward.
16.     Redeemable Preferred Stock

On December 15, 2005, we issued four shares of common stock to HINO in exchange for the Series A Preferred Stock. See Note 18, “Related Party Transactions,” for further discussion.
In June 2005, we issued 575,000 shares of 6.36 percent Non-Cumulative Preferred Stock, Series B (“Series B Preferred Stock”). Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010 at $1,000 per share, plus accrued dividends. The redemption and liquidation value is $1,000 per share plus accrued and unpaid dividends. The holders of Series B Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series B Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock which would rank prior to the Series B Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series B Preferred Stock outstanding at that time. Related issuance costs of $16 million have been recorded as a reduction of additional paid-in capital. In 2006, we declared dividends totaling $37 million on the Series B Preferred Stock which were paid prior to December 31, 2006. In 2005, we declared dividends totaling $17 million on the Series B Preferred Stock which were paid prior to December 31, 2005.

17.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

	(in millions)
Unrealized gains (losses) on investments and interest-only strip receivables:
Balance at beginning of period	$(2)	$54	$168
Other comprehensive income for period:
Net unrealized holding gains (losses) arising during period, net of tax of $(34) million, $29 million and $67 million, respectively	57	(56)	(106)
Reclassification adjustment for gains realized in net income, net of taxes of $45 million, $- million and $4 million, respectively	(78)	-	(8)

Total other comprehensive income for period	(21)	(56)	(114)

Balance at end of period	(23)	(2)	54

Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	260	119	(11)
Other comprehensive income for period:
Net gains (losses) arising during period, net of tax of $124 million, $(92) million and $(34) million respectively	(204)	173	72
Reclassification adjustment for gains (losses) realized in net income, net of tax of $68 million, $18 million and $(27) million, respectively	(117)	(32)	58

Total other comprehensive income for period	(321)	141	130

Balance at end of period	(61)	260	119

Pension liability:
Balance at beginning of period	-	(4)	-
Other comprehensive income for period:
Pension liability settlement adjustment, net of tax of $- million, $(2) million and $2 million, respectively	-	4	(4)

Adjustment to initially apply FASB Statement No. 158, net of tax of $(1) million	(1)	-	-
Total other comprehensive income for period	(1)	4	(4)

Balance at end of period	(1)	-	(4)

Foreign currency translation adjustments:
Balance at beginning of period	221	474	286
Other comprehensive income for period:
Translation gains (losses), net of tax of $9 million, $6 million and $(12) million, respectively	223	(253)	188

Total other comprehensive income for period	223	(253)	188

Balance at end of period	444	221	474

Total accumulated other comprehensive income (loss) at end of period	$359	$479	$643

18.	Related Party Transactions

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

At December 31,	2006	2005

	(in millions)
Assets, (Liabilities) and Equity:
Derivative financial assets (liability), net	$234	$(260)
Affiliate preferred stock received in sale of U.K. credit card business(1)	294	261
Other assets	528	518
Due to affiliates	(15,172)	(15,534)
Other liabilities	(506)	(271)
Premium on sale of European Operation in 2006 and U.K. credit card business in 2005 to affiliates recorded as an increase to additional paid in capital	13	182

(1)	Balance will fluctuate due to foreign currency exchange rate impact.

For the Year Ended December 31,	2006	2005	2004

Income/(Expense):
Interest expense on borrowings from HSBC and subsidiaries	$(929)	$(713)	$(343)
Interest income on advances to HSBC affiliates	25	37	5
Dividend income from affiliate preferred stock	18	-	-
HSBC Bank USA:
Real estate secured servicing, sourcing, underwriting and pricing revenues	12	19	17
Gain on bulk sales of real estate secured receivables	17	-	15
Gain on bulk sale of domestic private label receivable portfolio	-	-	663
Gain on daily sale of domestic private label receivable originations	367	379	3
Gain on daily sale of credit card receivables	38	34	21
Taxpayer financial services loan origination and other fees	(18)	(15)	-
Domestic private label receivable servicing and related fees	393	368	3
Other servicing, processing, origination and support revenues	73	28	16
Support services from HSBC affiliates, primarily HSBC Technology and Services (USA) Inc. (“HTSU”)	(1,087)	(889)	(750)
HTSU:
Rental revenue	45	42	33
Administrative services revenue	12	14	18
Servicing and other fees from other HSBC affiliates	16	11	3
Stock based compensation expense with HSBC	(100)	(66)	(45)
The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $87.4 billion at December 31, 2006 and $72.2 billion at December 31, 2005. Beginning in the second quarter of 2006, when the fair value of our agreements with affiliate counterparties requires the posting of collateral by the affiliate, it is provided in the form of cash and recorded on our balance sheet, consistent with third party arrangements. Previously, the posting of collateral by affiliates was provided in the form of securities, which were not recorded on our balance sheet. Also during 2006, we lowered the level of the fair value of our agreements with affiliate counterparties above which collateral is required to be posted to $75 million. At December 31, 2006, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $1.0 billion which is recorded in our balance sheet as a component of derivative related liabilities. At December 31, 2005, the fair value of our agreements with affiliate counterparties was below the level requiring posting of collateral. As such, at December 31, 2005, we were not holding any swap collateral from HSBC affiliates in the form of cash or securities.
We extended a line of credit of $2 billion to HSBC USA Inc. at interest rates comparable to third-party rates for a line of credit with similar terms. This line expired in July of 2006 and was not renewed. No balances were outstanding under this line at December 31, 2005. Interest income associated with this line of credit is recorded in interest income and reflected as Interest income on advances to HSBC affiliates in the table above.
We extended a revolving line of credit of $.5 billion to HTSU on June 28, 2005 at interest rates comparable to third-party rates for a line of credit with similar terms. The balance outstanding under this line of credit was $.5 billion and $.4 billion at December 31, 2006 and 2005 respectively and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as Interest income on advances to HSBC affiliates in the table above.
We extended a promissory note of $.5 billion to HSBC Securities (USA) Inc. (“HSI”) on June 27, 2005 at interest rates comparable to third-party rates for a line of credit with similar terms. This promissory note was repaid during July 2005. We also extended a promissory note of $.5 billion to HSI on September 29, 2005. This promissory note was repaid during October 2005. We extended an additional promissory note of $.2 billion to HSI on December 28, 2005. This note was repaid during January 2006. At each reporting date these promissory notes were included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as Interest income on advances to HSBC affiliates in the table above.
On March 31, 2005, we extended a line of credit of $.4 billion to HINO which was repaid during the second quarter of 2005. This line of credit was at interest rates comparable to third-party rates for a line of credit with similar terms. During the second quarter of 2004, we made advances to our immediate parent, HINO, totaling $266 million which were repaid during the third quarter of 2004. Interest income associated with these lines of credit is recorded in interest income and reflected as Interest income on advances to HSBC affiliates in the table above.
Due to affiliates includes amounts owed to subsidiaries of HSBC (other than preferred stock). This funding was at interest rates (both the underlying benchmark rate and credit spreads) comparable to third-party rates for debt with similar maturities.
At December 31, 2006, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.7 billion from HBEU to fund our operations in the U.K. At December 31, 2005, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.3 billion from HBEU to fund our operations in the U.K. As of December 31, 2006, $4.3 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. As of December 31, 2005, $4.2 billion was outstanding on the U.K. lines and no balances were outstanding on the domestic lines. Annual commitment fee requirements to support availability of these lines totaled $1 million in 2006 and $2 million in 2005 and are included as a component of Interest expense on borrowings from HSBC and subsidiaries.
On November 9, 2006, as part of our continuing evaluation of strategic alternatives with respect to our U.K. and European operations, we sold all of the capital stock of our operations in the Czech Republic, Hungary, and Slovakia (the “European Operations”) to a wholly owned subsidiary of HBEU for an aggregate purchase price of approximately $46 million. Because the sale of this business is between affiliates under common control, the premium received in excess of the book value of the stock transferred was recorded as an increase to additional paid-in capital and was not reflected in earnings. The assets consisted primarily of $199 million of receivables and goodwill which totaled approximately $13 million. The liabilities consisted primarily of debt which totaled $179 million. HBEU assumed all the liabilities of the European Operations as a result of this transaction. We do not anticipate that the net effect of this sale will result in a material reduction of net income of our consolidated results.

In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables, the associated cardholder relationships and the related retained interests in securitized credit card receivables to HBEU for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above, the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and related leaseholds and call center employees to provide customer continuity after the transfer as well as to allow HBEU direct ownership and control of origination and customer service. We have retained the collection operations related to the credit card operations and have entered into a service level agreement for a period of not less than two years to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations to HBEU for a fee. We received $30 million in 2006 under this service level agreement. Additionally, the management teams of HBEU and our remaining U.K. operations will be jointly involved in decision making involving card marketing to ensure that growth objectives are met for both businesses. Because the sale of this business is between affiliates under common control, the premium received in excess of the book value of the assets transferred of $182 million, including the goodwill assigned to this business, has been recorded as an increase to additional paid in capital and has not been included in earnings.
In December 2004, we sold our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business), including the retained interests associated with our securitized domestic private label receivables to HSBC Bank USA for $12.4 billion. We recorded an after-tax gain on the sale of $423 million in 2004. See Note 4, “Sale of Domestic Private Label Receivable Portfolio and Adoption of FFIEC Policies.” We continue to service the sold private label receivables and receive servicing and related fee income from HSBC Bank USA for these services. As of December 31, 2006, we were servicing $18.1 billion of domestic private label receivables and as of December 31, 2005, we were servicing $17.1 billion of domestic private label receivables for HSBC Bank USA. We received servicing and related fee income from HSBC Bank USA of $393 million in 2006 and $368 million during December 2005. Servicing and related fee income is reflected as Domestic private label receivable servicing and related fees in the table above. We continue to maintain the related customer account relationships and, therefore, sell new domestic private label receivable originations (excluding retail sales contracts) to HSBC Bank USA on a daily basis. We sold $21.6 billion of private label receivables to HSBC Bank USA in 2006 and $21.1 billion during 2005. The gains associated with the sale of these receivables are reflected in the table above and are recorded in Gain on daily sale of domestic private label receivable originations.
In the fourth quarter of 2006 we sold approximately $669 million of real estate secured receivables originated by our subsidiary, Decision One Mortgage Company, LLC, to HSBC Bank USA and recorded a pre-tax gain of $17 million on the sale.
In the first quarter of 2004, we sold approximately $.9 billion of real estate secured receivables from our Mortgage Services business to HSBC Bank USA and recorded a pre-tax gain of $15 million on the sale. Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HSBC Bank USA including all future business it purchases from our correspondents. As of December 31, 2006, we were servicing $3.3 billion of real estate secured receivables for HSBC Bank USA. We also received fees from HSBC Bank USA pursuant to a service level agreement under which we sourced, underwrote and priced $1.5 billion of real estate secured receivables purchased by HSBC Bank USA during 2005 and $2.8 billion in 2004. The fee revenue associated with these receivables is recorded in servicing fees from HSBC affiliates and are reflected as Real estate secured servicing, sourcing, underwriting and pricing revenues in the above table. Purchases of real estate secured receivables from our correspondents by HSBC Bank USA were discontinued effective September 1, 2005. We continue to service the receivables HSBC Bank USA previously purchased from these correspondents.
Under various service level agreements, we also provide various services to HSBC Bank USA. These services include credit card servicing and processing activities through our credit card services business, loan origination and servicing through our auto finance business and other operational and administrative support.

Fees received for these services are reported as servicing fees from HSBC affiliates and are reflected as Other servicing, processing, origination and support revenues in the table above.
During 2003, Household Capital Trust VIII issued $275 million in mandatorily redeemable preferred securities to HSBC. The terms of this issuance were as follows:

(dollars are in millions)

Junior Subordinated Notes:
Principal balance	$284
Redeemable by issuer	September 26, 2008
Stated maturity	November 15, 2033
Preferred Securities:
Rate	6.375%
Face value	$275
Issue date	September 2003
Interest expense recorded on the underlying junior subordinated notes totaled $18 million in 2006, 2005 and 2004. The interest expense for the Household Capital Trust VIII is included in interest expense – HSBC affiliates in the consolidated statement of income and is reflected as a component of Interest expense on borrowings from HSBC and subsidiaries in the table above.
During 2004, our Canadian business began to originate and service auto loans for an HSBC affiliate in Canada. Fees received for these services are included in other income and are reflected in Servicing and other fees from other HSBC affiliates in the above table.
Effective October 1, 2004, HSBC Bank USA became the originating lender for loans initiated by our taxpayer financial services business for clients of various third party tax preparers. We purchase the loans originated by HSBC Bank USA daily for a fee. Origination fees paid to HSBC Bank USA totaled $18 million in 2006 and $15 million in 2005. These origination fees are included as an offset to taxpayer financial services revenue and are reflected as Taxpayer financial services loan origination and other fees in the above table.
On July 1, 2004, HSBC Bank Nevada, National Association (“HBNV”), formerly known as Household Bank (SB), N.A., purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA for approximately $99 million, which are included in intangible assets. The receivables continue to be owned by HSBC Bank USA. We service these receivables for HSBC Bank USA and receive servicing and related fee income from HSBC Bank USA. As of December 31, 2006 we were servicing $1.2 billion of credit card receivables for HSBC Bank USA. Originations of new accounts and receivables are made by HBNV and new receivables are sold daily to HSBC Bank USA. We sold $2,298 million of credit card receivables to HSBC Bank USA in 2006, $2,055 million in 2005 and $1,029 million in 2004. The gains associated with the sale of these receivables are reflected in the table above and are recorded in Gain on daily sale of credit card receivables.
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
In addition, we utilize HSBC Markets (USA) Inc., a related HSBC entity, to lead manage a majority of our ongoing debt issuances. Fees paid for such services totaled approximately $48 million in 2006, $59 million in 2005 and $18 million in 2004. These fees are amortized over the life of the related debt.
In consideration of HSBC transferring sufficient funds to make the payments with respect to certain HSBC Finance Corporation preferred stock, we issued the Series A Preferred Stock in the amount of $1.1 billion to HSBC on March 28, 2003. In September 2004, HSBC North America issued a new series of preferred stock totaling $1.1 billion to HSBC in exchange for our outstanding Series A Preferred Stock. In October 2004, our immediate parent, HINO, issued a new series of preferred stock to HSBC North America in exchange for our Series A Preferred Stock. We paid dividends on our Series A Preferred Stock of $66 million in October 2005 and $108 million in October 2004. On December 15, 2005, we issued four shares of common stock to HINO in exchange for the Series A Preferred Stock.
Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan sponsored by HSBC North America. See Note 20, “Pension and Other Postretirement Benefits,” for additional information on this pension plan.
Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans was $100 million in 2006, $66 million in 2005 and $45 million in 2004. These expenses are recorded in salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC.
19. Stock Option Plans

Stock Option Plans The HSBC Holdings Group Share Option Plan (the “Group Share Option Plan”), which replaced the former Household stock option plans, was a long-term incentive compensation plan available to certain employees prior to 2005. Grants were usually made annually. At the 2005 HSBC Annual Meeting of Stockholders, HSBC adopted and the shareholders’ approved the HSBC Share Plan (“Group Share Plan”) to replace this plan. During 2006 and 2005, no further options were granted to employees although stock option grants from previous years remain in effect subject to the same conditions as before. In lieu of options, in 2006 and 2005, these employees received grants of shares of HSBC stock subject to certain vesting conditions as discussed further below. Options granted to employees in 2004 vest 100% upon the attainment of certain company performance conditions in either year 3, 4 or 5 and expire ten years from the date of grant. If the performance conditions are not met in year 5, the options will be forfeited. Options are granted at market value. Compensation expense related to the Group Share Option Plan, which is recognized over the vesting period, totaled $6 million in 2006, $6 million in 2005 and $8 million in 2004.

Information with respect to the Group Share Option Plan is as follows:

	2006		2005		2004

		Weighted-		Weighted-		Weighted-
	HSBC	Average	HSBC	Average	HSBC	Average
	Ordinary	Price per	Ordinary	Price per	Ordinary	Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	6,100,800	$14.97	6,245,800	$14.96	4,069,800	$15.31
Granted	-	-	-	-	2,638,000	14.37
Exercised	-	-	-	-	-	-
Transferred	-	-	(105,000)	14.64	(462,000)	14.69
Expired or canceled	(40,000)	14.37	(40,000)	14.37	-	-

Outstanding at end of year	6,060,800	14.97	6,100,800	14.97	6,245,800	14.96

Exercisable at end of year	2,909,850	$15.31	-	$-	-	$-

Weighted-average fair value of options granted		$-		$-		$2.68

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
The following table summarizes information about stock options outstanding under the Group Share Option Plan at December 31, 2006.

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$12.51-15.00	2,181,000	7.34	14.37	-	$-
$15.01-17.50	3,879,800	6.85	15.31	2,909,850	$15.31
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

	2006	2005	2004

Risk-free interest rate	-	-	4.9%
Expected life	-	-	6.9 years
Expected volatility	-	-	25.0%
Prior to our acquisition by HSBC, certain employees were eligible to participate in the former Household stock option plan. Employee stock options generally vested equally over four years and expired 10 years from the date of grant. Upon completion of our acquisition by HSBC, all options granted prior to November 2002 vested and became outstanding options to purchase HSBC ordinary shares. Options granted under the former Household plan subsequent to October 2002 were converted into options to purchase ordinary shares of HSBC, but did not vest under the change in control. Compensation expense related to the former Household plan totaled $3 million in 2006, $6 million in 2005 and $8 million in 2004. All shares under the former Household plan fully vested in 2006.
Information with respect to stock options granted under the former Household plan is as follows:

	2006		2005		2004

		Weighted-		Weighted-		Weighted-
	HSBC	Average	HSBC	Average	HSBC	Average
	Ordinary	Price per	Ordinary	Price per	Ordinary	Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	36,032,006	$16.09	38,865,993	$15.71	45,194,343	$14.76
Granted	-	-	-	-	-	-
Exercised	(9,825,954)	12.73	(2,609,665)	10.92	(5,780,935)	8.43
Transferred in/(out)	47,580	8.62	(142,292)	12.15	(517,321)	14.58
Expired or canceled	(258,043)	16.78	(82,030)	7.97	(30,094)	10.66

Outstanding at end of year	25,995,589	$17.34	36,032,006	$16.09	38,865,993	$15.71

Exercisable at end of year	25,995,589	$17.34	34,479,337	$16.21	35,373,778	$16.21

The transfers shown above primarily relate to employees who have transferred between HTSU and us during each year and to certain of our U.K. employees who were transferred to HBEU as part of the sale of our U.K. credit card business in December 2005.
The following table summarizes information about the number of HSBC ordinary shares subject to outstanding stock options under the former Household plan, at December 31, 2006:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$1.00 – $5.00	8,576	1.64	1.88	8,576	1.88
$5.01 – $10.00	465,504	.86	9.38	465,504	9.38
$10.01 – $12.50	3,106,302	5.67	10.68	3,106,302	10.68
$12.51 – $15.00	2,920,776	1.79	13.90	2,920,776	13.90
$15.01 – $17.50	5,799,498	2.64	16.97	5,799,498	16.97
$17.51 – $20.00	6,287,589	3.84	18.41	6,287,589	18.41
$20.01 – $25.00	7,407,344	4.87	21.37	7,407,344	21.37
Restricted Share Plans Subsequent to our acquisition by HSBC, key employees are also provided awards in the form of restricted shares (“RSRs”) under HSBC’s Restricted Share Plan prior to 2005 and under the Group Share Plan beginning in 2005. Annual awards to employees in 2005 and 2006 are fully vested after three years. We also issue a small number of off-cycle grants each year for recruitment, retention and reward. These RSR awards vest over a varying period of time depending on the nature of the award, the longest of which vests over a five year period. Annual awards to employees in 2004 vest over five years contingent upon the achievement of certain company performance targets.

Information with respect to RSRs awarded under HSBC’s Restricted Share Plan/ Group Share Plan, all of which are in HSBC ordinary shares, is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

RSRs awarded	4,959,838	6,669,152	2,996,878
Weighted-average fair market value per share	$16.96	$15.86	$15.09
RSRs outstanding at December 31	14,326,693	11,787,706	7,030,688
Compensation cost: (in millions)
Pre-tax	$82	$42	$17
After-tax	52	27	11
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
Information with respect to RSRs awarded under the pre-merger Household plan, all of which are in HSBC ordinary shares, is as follows:

	2006	2005	2004

RSRs awarded	-	-	-
Weighted-average fair market value per share	$-	$-	$-
RSRs outstanding at December 31	653,900	1,309,073	2,238,628
Compensation cost: (in millions)
Pre-tax	$4	$6	$8
After-tax	2	4	5
Employee Stock Purchase Plans The HSBC Holdings Savings-Related Share Option Plan (the “HSBC Sharesave Plan”), which replaced the former Household employee stock purchase plan, allows eligible employees to enter into savings contracts to save up to approximately $450 per month, with the option to use the savings to acquire ordinary shares of HSBC at the end of the contract period. There are currently three types of plans offered which allow the participant to select saving contracts of a 1, 3 or 5 year length. The 1 year contract period was offered for the first time in 2006. The options for the 1 year plan are automatically exercised if the current share price is at or above the strike price, which is at a 15 percent discount to the fair market value of the shares on grant date. If the current share price is below the strike price, the participants have the ability to exercise the option during the six months following the maturity date if the share price rises. The options under the 3 and 5 year plans are exercisable within six months following the third or fifth year, respectively, of the commencement of the related savings contract, at a 20 percent discount for options granted in 2006, 2005 and 2004. HSBC ordinary shares granted and the related fair value of the options for 2006, 2005 and 2004 are presented below:

	2006		2005		2004

	HSBC	Fair Value	HSBC	HSBC	HSBC	Fair Value
	Ordinary	Per Share of	Ordinary	Ordinary	Ordinary	Per Share of
	Shares	Shares	Shares	Shares	Shares	Shares
	Granted	Granted	Granted	Granted	Granted	Granted

1 year vesting period	296,410	2.60	-	-	-	-
3 year vesting period	598,814	3.42	1,064,168	3.73	1,124,776	$3.44
5 year vesting period	124,563	3.49	236,782	3.78	303,981	$3.80

Compensation expense related to the grants under the HSBC Sharesave Plan totaled $5 million in 2006, $6 million in 2005 and $5 million in 2004.
The fair value of each option granted under the HSBC Sharesave Plan was estimated as of the date of grant using a third party option pricing model:

	2006	2005	2004

Risk-free interest rate	5.0%	4.3%	4.9%
Expected life	1, 3 or 5 years	3 or 5 years	3 or 5 years
Expected volatility	17.0%	20.0%	25.0%
20. Pension and Other Postretirement Benefits

Defined Benefit Pension Plans We adopted FASB Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS No. 158”) on December 31, 2006. SFAS No. 158 requires balance sheet recognition of the funded status of pension and other postretirement benefits with the offset to accumulated other comprehensive income. The adoption of SFAS No. 158 at December 31, 2006 had no impact on our pension liability. Deferred tax liabilities increased by $1 million and shareholder’s equity was decreased by $1 million through accumulated other comprehensive income.
In November 2004, sponsorship of the domestic defined benefit pension plan of HSBC Finance Corporation and the domestic defined benefit pension plan of HSBC Bank USA were transferred to HSBC North America. Effective January 1, 2005, the two separate plans were combined into a single HSBC North America defined benefit pension plan which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the United States. As a result, the pension liability relating to our domestic defined benefit plan of $49 million, net of tax, was transferred to HSBC North America as a capital transaction in the first quarter of 2005.
The components of pension expense for the domestic defined benefit plan reflected in our consolidated statement of income are shown in the table below. The pension expense for the years ended December 31, 2006 and 2005 reflects the portion of the pension expense of the combined HSBC North America pension plan which has been allocated to HSBC Finance Corporation.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

	(in millions)
Service cost - benefits earned during the period	$48	$46	$52
Interest cost on projected benefit obligation	60	54	46
Expected return on assets	(77)	(78)	(82)
Amortization of prior service cost	-	-	-
Recognized losses (gains)	15	4	(5)

Pension expense	$46	$26	$11

The information and activity presented below as of and for the years ended December 31, 2006 and 2005 relates to the post-merger HSBC North America defined benefit pension plan, unless noted otherwise. The information and activity presented as of December 31, 2004 reflect the pre-merger HSBC Finance Corporation domestic defined benefit pension plan balances and activity.

The assumptions used in determining pension expense of the domestic defined benefit plan are as follows:

	2006	2005	2004

	(Post-merger)	(Post-merger)	(Pre-merger)
Discount rate	5.70%	6.00%	6.25%
Salary increase assumption	3.75	3.75	3.75
Expected long-term rate of return on plan assets	8.00	8.33	8.75
HSBC North America retains both an unrelated third party as well as an affiliate to provide investment consulting services. Given the plan’s current allocation of equity and fixed income securities and using investment return assumptions which are based on long term historical data, the long term expected return for plan assets is reasonable. The funded status of the post-merger HSBC North America pension plan and not the interests of HSBC Finance Corporation at December 31, 2006 was a liability of $130 million.
A reconciliation of beginning and ending balances of the fair value of plan assets associated with the domestic defined benefit pension plan is shown below. The activity shown below reflects the activity of the merged HSBC North America plan.

	Year Ended
	December 31,

	2006	2005

	(in millions)
Fair value of plan assets at beginning of year	$2,383	$1,000
Transfer in of assets from the former HSBC Bank USA pension plan	-	1,304
Actual return on plan assets	246	168
Employer contributions	-	-
Benefits paid	(62)	(89)

Fair value of plan assets at end of year	$2,567	$2,383

It is currently not anticipated that employer contributions to the domestic defined benefit plan will be made in 2007.
The allocation of the domestic pension plan assets at December 31, 2006 and 2005 is as follows:

	Percentage of
	Plan Assets at
	December 31,

	2006	2005

Equity securities	69%	69%
Debt securities	30	31
Other	1	-

Total	100%	100%

There were no investments in HSBC ordinary shares or American depository shares at December 31, 2006 or 2005.
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
A reconciliation of beginning and ending balances of the projected benefit obligation of the domestic defined benefit pension plan is shown below and reflects the projected benefit obligation of the merged HSBC North America plan.

	Year Ended
	December 31,

	2006	2005

	(in millions)
Projected benefit obligation at beginning of year	$2,530	$1,019
Transfer in from the HSBC Bank USA defined benefit plan	-	1,174
Service cost	102	94
Interest cost	145	130
Actuarial (gains) losses	(17)	202
Benefits paid	(62)	(89)

Projected benefit obligation at end of year	$2,698	$2,530

Our share of the projected benefit obligation at December 31, 2006 is approximately $1.1 billion. The accumulated benefit obligation for the post-merger domestic HSBC North America defined benefit pension plan was $2.4 billion at December 31, 2006 and $2.2 billion at December 31, 2005. Our share of the accumulated benefit obligation was approximately $1.0 billion at December 31, 2006 and $1.1 billion at December 31, 2005.
Estimated future benefit payments for the HSBC North America domestic defined benefit plan and HSBC Finance Corporation’s share of those payments are as follows:

	HSBC	HSBC Finance
	North	Corporation’s
	America	Share

	(in millions)
2007	$122	$61
2008	130	65
2009	137	68
2010	144	71
2011	156	76
2012-2016	927	433
The assumptions used in determining the projected benefit obligation of the domestic defined benefit plans at December 31 are as follows:

	2006	2005	2004

	(Post-merger)	(Post-merger)	(Pre-merger)
Discount rate	5.90%	5.70%	6.00%
Salary increase assumption	3.75	3.75	3.75
Foreign Defined Benefit Pension Plans We sponsor additional defined benefit pension plans for our foreign based employees. Pension expense for our foreign defined benefit pension plans was $2 million in 2006, $2 million in 2005 and $2 million in 2004. For our foreign defined benefit pension plans, the fair value of plan assets was $160 million at December 31, 2006 and $135 million at December 31, 2005. The projected benefit obligation for our foreign defined benefit pension plans was $191 million at December 31, 2006 and $164 million at December 31, 2005.
Supplemental Retirement Plan A non-qualified supplemental retirement plan is also provided. This plan, which is currently unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan. Benefits are based on average earnings, years of service and age at retirement. The projected benefit obligation was $92 million at December 31, 2006 and $73 million at December 31, 2005. Pension expense related to the supplemental retirement plan was $11 million in 2006 and 2005 and $19 million in 2004. An additional minimum liability of $6 million related to this plan was recognized in 2004 and reversed in 2005.
Defined Contribution Plans Various 401(k) savings plans and profit sharing plans exist for employees meeting certain eligibility requirements. Under these plans, each participant’s contribution is matched by the company up to a maximum of 6 percent of the participant’s compensation. Company contributions are in the form of cash. Total expense for these plans for HSBC Finance Corporation was $98 million in 2006, $91 million in 2005 and $82 million in 2004.
Effective January 1, 2005, HSBC Finance Corporation’s 401(k) savings plans merged with the HSBC Bank USA’s 401(k) savings plan under HSBC North America.
Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.
The net postretirement benefit cost included the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

	(in millions)
Service cost – benefits earned during the period	$6	$5	$4
Interest cost	14	15	13
Expected return on assets	-	-	-
Amortization of prior service cost	-	-	-
Recognized (gains) losses	-	-	-

Net periodic postretirement benefit cost	$20	$20	$17

The assumptions used in determining the net periodic postretirement benefit cost for our domestic postretirement benefit plans are as follows:

	2006	2005	2004

	(Post-merger)	(Post-merger)	(Pre-merger)
Discount rate	5.70%	6.00%	6.25%
Salary increase assumption	3.75	3.75	3.75

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	Year Ended
	December 31,

	2006	2005

	(in millions)
Accumulated benefit obligation at beginning of year	$242	$254
Service cost	6	5
Interest cost	14	15
Foreign currency exchange rate changes	-	1
Actuarial gains	(8)	(15)
Benefits paid	(22)	(18)

Accumulated benefit obligation at end of year	$232	$242

Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $16 million relating to our postretirement benefit plans in 2007. The funded status of our postretirement benefit plans was a liability of $232 million at December 31, 2006.
Estimated future benefit payments for our domestic plans are as follows:

(in millions)

2007	$16
2008	17
2009	18
2010	18
2011	18
2012-2016	92
The assumptions used in determining the benefit obligation of our domestic postretirement benefit plans at December 31 are as follows:

	2006	2005	2002

Discount rate	5.90%	5.70%	6.00%
Salary increase assumption	3.75	3.75	3.75
A 10.4 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 2007. This rate of increase is assumed to decline gradually to 5.0 percent in 2014.
Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent	One Percent
	Increase	Decrease

	(in millions)
Effect on total of service and interest cost components	$.5	$(.4)
Effect on postretirement benefit obligation	6	(6)
21.     Business Segments

We have three reportable segments: Consumer, Credit Card Services, and International. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes, and locations. Our Consumer segment consists of our Consumer Lending, Mortgage Services, Retail Services, and Auto Finance businesses. Our Credit Card Services segment consists of our domestic

MasterCard and Visa and other credit card business. Our International segment consists of our foreign operations in Canada, the United Kingdom, the Republic of Ireland and prior to November 9, 2006, our operations in Slovakia, the Czech Republic and Hungary. The Consumer segment provides real estate secured, automobile secured, personal non-credit card and private label loans. Loans are offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans are originated through branch locations, correspondents, mortgage brokers, direct mail, telemarketing, independent merchants or automobile dealers. The Credit Card Services segment offers MasterCard and Visa and other credit card loans throughout the United States primarily via strategic affinity and co-branding relationships, direct mail, and our branch network to non-prime customers. We also cross sell our credit cards to existing real estate secured, private label and tax services customers. The International segment offers secured and unsecured lines of credit and secured and unsecured closed-end loans primarily in the United Kingdom, Canada and the Republic of Ireland. In addition, the United Kingdom operation offers credit insurance in connection with all loan products. All segments offer products and service customers through the Internet. The All Other caption includes our insurance and taxpayer financial services and commercial businesses, each of which falls below the quantitative threshold tests under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), for determining reportable segments, as well as our corporate and treasury activities. Fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure.
The composition of our business segments is consistent with that reported in our 2005 Form 10-K. However, corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financial statements. In 2006 we initiated a project to refine the monthly internal management reporting process to place a greater emphasis on IFRS management basis reporting (a non-U.S. GAAP financial measure) (“IFRS Management Basis”). As a result, operating results are now being monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees, are being made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. Therefore, we have changed the measurement of segment profit to IFRS Management Basis in order to align with our revised internal reporting structure. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized below:

Securitizations – On an IFRSs basis, securitized receivables are treated as owned. Any gains recorded under U.S. GAAP on these transactions are reversed. An owned loss reserve is established. The impact from securitizations resulting in higher net income under IFRSs is due to the recognition of income on securitized receivables under U.S. GAAP in prior periods.

Derivatives and hedge accounting (including fair value adjustments) – The IFRSs derivative accounting model is similar to U.S. GAAP requirements, but IFRSs does not permit use of the short-cut method of hedge effectiveness testing. Unlike U.S. GAAP, IFRSs permits hedge accounting for hedges of forecasted cash flows. The differences between U.S. GAAP and IFRSs relate primarily to the fact that a different population of derivatives qualified for hedge accounting under IFRSs than U.S. GAAP throughout the period and that HSBC Finance Corporation elected the fair value option under IFRSs on a significant portion of its fixed rate debt which was being hedged by receive fixed swaps. U.S. GAAP does not currently permit the use of the fair value option.

Intangible assets – Intangible assets under IFRSs are significantly lower than that under U.S. GAAP as the newly created intangibles associated with our acquisition by HSBC are reflected in goodwill for IFRSs therefore, amortization of intangible assets is lower under IFRSs.

Purchase accounting adjustments – There are differences in the valuation of assets and liabilities under U.K. GAAP (which were carried forward into IFRSs) and U.S. GAAP which result in a different amortization for the HSBC acquisition. Additionally there are differences in the valuation of assets and liabilities under IFRSs and U.S. GAAP resulting from the Metris acquisition in December 2005.

Deferred loan origination costs and premiums – Under IFRSs loan origination cost deferrals are more stringent and result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be amortized on either a contractual or expected life basis.

Credit loss impairment provisioning – IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the incorporation of the time value of money relating to recovery estimates. Also under IFRSs, future recoveries on charged-off loans are accrued for on a discounted basis and interest is recorded based on collectibility.

Loans held for resale – IFRSs requires loans held for resale to be treated as trading assets and recorded at their fair market value. Under U.S. GAAP, loans held for resale are designated as loans on the balance sheet and recorded at the lower of amortized cost or market. Under U.S. GAAP, the income and expenses related to loans held for sale are reported similarly to loans held for investment. Under IFRSs, the income and expenses related to loans held for sale are reported in other operating income.

Interest recognition – The calculation of effective interest rates under IFRS 39 requires an estimate of “all fees and points paid or recovered between parties to the contract” that are an integral part of the effective interest rate be included. In 2006, we implemented a methodology for calculating the effective interest rate for introductory rate credit card receivables under IFRS over the expected life of the product. Also in 2006, we implemented a methodology to include prepayment penalties as part of the effective interest rate and recognize such penalties over the expected life of the receivables. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Also under U.S. GAAP, prepayment penalties are generally recognized as received.

Other – There are other less significant differences between IFRS and U.S. GAAP relating to pension expense, changes in tax estimates and other less significant items.
See “Basis of Reporting” in Item 7. Management’s Discussion and Analysis of Financial Condition and results of Operations in this 2006 Form 10-K for a more complete discussion of differences between U.S. GAAP and IFRSs.
For comparability purposes, we have restated segment results for the year ended December 31, 2005 to the IFRS Management Basis. When HSBC began reporting IFRS results in 2005, it elected to take advantage of certain options available during the year of transition from U.K. GAAP to IFRSs which provided, among other things, an exemption from applying certain IFRSs retrospectively. Therefore, the segment results reported for the year ended December 31, 2004 are presented on an IFRS Management Basis excluding the retrospective application of IAS 32, “Financial Instruments: Presentation” and IAS 39, “Financial Instruments: Recognition and Measurement which took effect on January 1, 2005 and, as a result, the accounting for credit loss impairment provisioning, deferred loan origination costs and premiums and derivative income for the year ended December 31, 2004 remain in accordance with U.K. GAAP, HSBC’s previous basis of reporting. Credit loss provisioning under U.K. GAAP differs from IFRSs in that IFRSs require a discounted cash flow methodology for estimating impairment as well as accruing for future recoveries of charged-off loans on a discounted basis. Under U.K. GAAP only sales incentives were treated as deferred loan origination costs which results in lower deferrals than those reported under IFRSs. Additionally, deferred costs and fees could be amortized over the contractual life of the underlying receivable rather than the expected life as required under IFRSs. Derivative and hedge accounting under U.K. GAAP differs from U.S. GAAP in many respects, including the determination of when a hedge exists as well as the reporting of gains and losses. For a more detailed discussion of the differences between IFRSs and U.K. GAAP, see Exhibit 99.2 to this Form 10-K.

For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties.
Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

								IFRS
								Management
		Credit				Adjustments/		Basis	Management		IFRS	U.S. GAAP
		Card	Inter-	All		Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Consumer	Services	national	Other		Items		Totals	Adjustments(7)	Adjustments(6)	ifications(9)	Totals

	(in millions)
Year Ended December 31, 2006
Net interest income	$8,588	$3,151	$826	$(768	) (10)	$-		$11,797	$(1,254)	$(228)	$(127)	$10,188
Other operating income (Total other revenues)	909	2,360	283	705		(291	)(2)	3,966	299	180	978	5,423
Loan impairment charges (Provision for credit losses)	4,983	1,500	535	(2)		6	(3)	7,022	(646)	225	(37)	6,564
Operating expenses (Total costs and expenses)	2,998	1,841	495	588		-		5,922	(22)	(28)	888	6,760
Income tax expense (benefit)	528	784	37	(326)		(110	)(4)	913	(89)	20	-	844
Net income	988	1,386	42	(323)		(187)		1,906	(198)	(265)	-	1,443
Operating net income(1)	988	1,386	42	(401)		(187)		1,828	(198)	(265)	-	1,365
Customer loans (Receivables)	144,573	28,221	9,520	199		-		182,513	(21,372)	895	-	162,036
Assets	146,395	28,780	10,764	29,944		(8,197	)(5)	207,686	(21,931)	(5,871)	(425)	179,459
Intersegment revenues	242	20	33	(4)		(291	)(2)	-	-	-	-	-
Depreciation and amortization	34	67	17	120		-		238	-	179	(32)	385
Goodwill	46	530	11	9,510		-		10,097	-	(3,087)	-	7,010
Expenditures for long-lived assets(8)	76	1	13	58		-		148	-	-	-	148

Year Ended December 31, 2005
Net interest income	$8,401	$2,150	$971	$(834)		$-		$10,688	$(1,438)	$(734)	$(132)	$8,384
Other operating income (Total other revenues)	814	1,892	770	602		(140	)(2)	3,938	500	(443)	968	4,963
Loan impairment charges (Provision for credit losses)	3,362	1,453	620	(41)		9	(3)	5,403	(629)	(291)	60	4,543
Operating expenses (Total costs and expenses)	2,757	1,315	635	574		-		5,281	(23)	107	776	6,141
Income tax expense (benefit)	1,115	461	5	(364)		(54	)(4)	1,163	(94)	(178)	-	891
Net income	1,981	813	481	(401)		(95)		2,779	(192)	(815)	-	1,772
Operating net income(1)	1,981	813	481	(401)		(95)		2,779	(192)	(815)	-	1,772
Customer loans (Receivables)	128,095	25,979	9,328	211		-		163,613	(20,306)	(3,394)	-	139,913
Assets	130,375	28,453	10,905	26,634		(8,220	)(5)	188,147	(20,247)	(10,725)	(506)	156,669
Intersegment revenues	108	21	17	(6)		(140	)(2)	-	-	-	-	-
Depreciation and amortization	44	26	30	143		-		243	-	275	(61)	457
Goodwill	-	521	11	9,464		-		9,996	-	(2,993)	-	7,003
Expenditures for long-lived assets(8)	24	525	32	28		-		609	-	2	-	611

							IFRS
							Management
		Credit			Adjustments/		Basis	Management		IFRS	U.S. GAAP
		Card	Inter-	All	Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Consumer	Services	national	Other	Items		Totals	Adjustments(7)	Adjustments(6)	ifications(9)	Totals

	(in millions)
Year Ended December 31, 2004
Net interest income	$8,180	$2,226	$899	$(49)	$-		$11,256	$(192)	$(3,132)	$(130)	$7,802
Other operating income (Total other revenues)	502	1,581	313	528	(137	)(2)	2,787	571	521	1,284	5,163
Loan impairment charges (Provision for credit losses)	3,151	1,786	408	(2)	2	(3)	5,345	(139)	(1,185)	313	4,334
Operating expenses (Total costs and expenses)	2,777	1,205	615	490	-		5,087	-	(237)	841	5,691
Income tax expense (benefit)	1,017	295	67	(125)	(50	)(4)	1,204	185	(389)	-	1,000
Net income	1,737	521	122	116	(89)		2,407	333	(800)	-	1,940
Operating net income(1)	1,324	522	122	132	(89)		2,011	333	(706)	-	1,638
Customer loans (Receivables)	107,769	19,615	13,102	308	-		140,794	(17,225)	(16,714)	-	106,855
Assets	109,238	19,702	14,263	31,103	(8,212	)(5)	166,094	(17,270)	(18,005)	(629)	130,190
Intersegment revenues	101	25	15	(4)	(137	)(2)	-	-	-	-	-
Depreciation and amortization	33	54	40	102	-		229	-	289	(35)	483
Goodwill	876	249	1	8,615	-		9,741	-	(2,885)	-	6,856
Expenditures for long-lived assets(8)	18	4	20	54	-		96	-	-	-	96

(1)	This non-U.S. GAAP financial measure is provided for comparison of our operating trends only and should be read in conjunction with our owned basis U.S. GAAP financial information. Operating net income in 2004 excludes the gain on the bulk sale of domestic private label credit card receivables of $423 million (after-tax) and the impact of the adoption of FFIEC charge-off policies for the domestic private label (excluding retail sales contracts at our consumer lending business) and credit card portfolios of $121 million (after-tax). See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures.

(2)	Eliminates intersegment revenues.

(3)	Eliminates bad debt recovery sales between operating segments.

(4)	Tax benefit associated with items comprising adjustments/reconciling items.

(5)	Eliminates investments in subsidiaries and intercompany borrowings.

(6)	IFRS Adjustments, which have been described more fully above, consist of the following:

			Provision	Total	Income
	Net		For	Costs	Tax		Operating
	Interest	Other	Credit	and	Expense	Net	Net		Total
	Income	Revenues	Losses	Expenses	(Benefit)	Income	Income	Receivables	Assets

	(in millions)
Year Ended December 31, 2006
Securitizations	$(244)	$89	$25	$-	$(62)	$(118)	$(118)	$(948)	$(1,232)
Derivatives and hedge accounting	(31)	277	-	-	91	155	155	-	(2,966)
Intangible assets	-	-	-	179	(66)	(113)	(113)	-	(1,494)
Purchase accounting	202	64	195	(4)	25	50	50	118	(38)
Deferred loan origination costs and premiums	(156)	2	-	(199)	16	29	29	457	457
Credit loss impairment provisioning	(39)	(3)	12	-	(20)	(34)	(34)	(295)	(298)
Loans held for resale	125	(202)	-	(32)	(17)	(28)	(28)	1,584	38
Interest recognition	(38)	(16)	-	-	(20)	(34)	(34)	(53)	(53)
Other	(47)	(31)	(7)	28	73	(172)	(172)	32	(285)

Total	$(228)	$180	$225	$(28)	$20	$(265)	$(265)	$895	$(5,871)

			Provision	Total	Income
	Net		For	Costs	Tax		Operating
	Interest	Other	Credit	and	Expense	Net	Net		Total
	Income	Revenues	Losses	Expenses	(Benefit)	Income	Income	Receivables	Assets

	(in millions)
Year Ended December 31, 2005
Securitizations	$(900)	$(137)	$(315)	$-	$(265)	$(457)	$(457)	$(5,415)	$(7,251)
Derivatives and hedge accounting	(41)	(60)	-	-	(43)	(58)	(58)	-	(2,719)
Intangible assets	-	-	-	272	(100)	(172)	(172)	-	(1,222)
Purchase accounting	314	240	51	(15)	138	380	380	162	(114)
Deferred loan origination costs and premiums	(197)	2	-	(187)	(2)	(6)	(6)	430	430
Credit loss impairment provisioning	(55)	34	(42)	-	10	11	11	(280)	(232)
Loans held for resale	126	(79)	-	44	1	2	2	1,723	-
Interest recognition	-	-	-	-	-	-	-	-	-
Other	19	(443)	15	(7)	83	(515)	(515)	(14)	383

Total	$(734)	$(443)	$(291)	$107	$(178)	$(815)	$(815)	$(3,394)	$(10,725)

Year Ended December 31, 2004
Securitizations	$(2,462)	$220	$(1,164)	$-	$(390)	$(688)	$(688)	$(17,552)	$(16,417)
Derivatives and hedge accounting	(365)	511	-	-	54	92	92	-	159
Intangible assets	-	-	-	-	-	-	-	-	(775)
Purchase accounting	226	(169)	-	289	(71)	(161)	(177)	-	(265)
Deferred loan origination costs and premiums	(472)	(3)	-	(511)	13	23	23	597	568
Credit loss impairment provisioning	-	-	-	-	-	-	-	-
Loans held for resale	-	-	-	-	-	-	-	-	-
Prepayment penalty	-	-	-	-	-	-	-	-	-
Interest recognition	(17)	-	(7)	-	(4)	(6)	(6)	-	92
Other	(42)	(38)	(14)	(15)	9	(60)	50	241	(1,367)

Total	$(3,132)	$521	$(1,185)	$(237)	$(389)	$(800)	$706	$(16,714)	$(18,005)

(7)	Management Basis Adjustments, which represent the private label and real estate secured receivables transferred to HBUS, consist of the following:

			Provision	Total	Income
	Net		For	Costs	Tax		Operating
	Interest	Other	Credit	and	Expense	Net	Net		Total
	Income	Revenues	Losses	Expenses	(Benefit)	Income	Income	Receivables	Assets

	(in millions)
Year Ended December 31, 2006
Private label receivables	$(1,175)	$287	$(623)	$(17)	$(75)	$(173)	$(173)	$(18,125)	$(18,653)
Real estate secured receivables	(99)	12	(23)	(5)	(21)	(38)	(38)	(3,247)	(3,278)
Other	20	-	-	-	7	13	13	-	-

Total	$(1,254)	$299	$(646)	$(22)	$(89)	$(198)	$(198)	$(21,372)	$(21,931)

Year Ended December 31, 2005
Private label receivables	$(1,310)	$483	$(594)	$(22)	$(66)	$(145)	$(145)	$(15,762)	$(15,673)
Real estate secured receivables	(159)	17	(35)	(1)	(39)	(67)	(67)	(4,544)	(4,571)
Other	31	-	-	-	11	20	20	-	(3)

Total	$(1,438)	$500	$(629)	$(23)	$(94)	$(192)	$(192)	$(20,306)	$(20,247)

Year Ended December 31, 2004
Private label receivables	$(9)	$559	$(125)	$-	$244	$431	$431	$12,217	$(12,225)
Real estate secured receivables	(180)	32	(14)	-	(51)	(83)	(83)	(5,008)	(5,031)
Other	(3)	(20)	-	-	(8)	(15)	(15)	-	(14)

Total	$(192)	$571	$(139)	$-	$185	$333	$333	$(17,225)	$(17,270)

(8)	Includes goodwill associated with purchase business combinations other than the HSBC merger as well as capital expenditures.

(9)	Represents differences in balance sheet and income statement presentation between IFRS and U.S. GAAP.

(10)	In 2006, the “All Other” caption includes a cumulative adjustment to net interest income of approximately $207 million, largely to correct the amortization of purchase accounting adjustments related to certain debt that was not included in the fair value option adjustments under IFRSs in 2005. A portion of the amount recognized would otherwise have been recorded for the year ended December 31, 2005.

22.     Commitments and Contingent Liabilities

Lease Obligations: We lease certain offices, buildings and equipment for periods which generally do not exceed 25 years. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $134 million in 2006, $132 million in 2005 and $117 million in 2004.
We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.
Future net minimum lease commitments under noncancelable operating lease arrangements were:

	Minimum	Minimum
	Rental	Sublease
Year Ending December 31,	Payments	Income	Net

	(in millions)
2007	$182	$58	$124
2008	144	36	108
2009	121	34	87
2010	80	15	65
2011	42	-	42
Thereafter	127	-	127

Net minimum lease commitments	$696	$143	$553

In January 2006 we entered into a lease for a building in the Village of Mettawa, Illinois. The new facility will consolidate our Prospect Heights, Mount Prospect and Deerfield offices. Construction of the building began in the spring of 2006 and the relocation is planned for the first and second quarters of 2008. The future lease payments for this building are currently estimated as follows:

(in millions)

2008	$5
2009	11
2010	11
2011	11
Thereafter	115

$153

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
Other Commitments: At December 31, 2006, our Mortgage Services business had commitments with numerous correspondents to purchase up to $104 million of real estate secured receivables at fair market value, subject to availability based on underwriting guidelines specified by our mortgage services business. These commitments have terms of up to one year and can be renewed upon mutual agreement. Also at

December 31, 2006 our Mortgage Services business had outstanding forward sales commitments relating to real estate secured loans totaling $607 million.
At December 31, 2006, we have a commitment to lend up to $3.0 billion to H&R Block to fund the purchase of a participation interest in refund anticipation loans.
23.     Fair Value of Financial Instruments

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

The following is a summary of the carrying value and estimated fair value of our financial instruments:

	At December 31,

	2006			2005

	Carrying	Estimated		Carrying	Estimated
	Value	Fair Value	Difference	Value	Fair Value	Difference

	(in millions)
Assets:
Cash	$871	$871	$-	$903	$903	$-
Interest bearing deposits with banks	424	424	-	384	384	-
Securities purchased under agreements to resell	171	171	-	78	78	-
Securities	4,695	4,695	-	4,051	4,051	-
Receivables	157,262	154,858	(2,404)	136,989	137,710	721
Due from affiliates	528	528	-	518	518	-
Derivative financial assets	1,461	1,461	-	234	234	-

Liabilities:
Commercial paper, bank and other borrowings	(11,055)	(11,055)	-	(11,454)	(11,454)	-
Due to affiliates	(15,172)	(15,308)	(136)	(15,534)	(15,568)	(34)
Long term debt	(127,590)	(129,008)	(1,418)	(105,163)	(106,314)	(1,151)
Insurance policy and claim reserves	(1,319)	(1,362)	(43)	(1,291)	(1,336)	(45)
Derivative financial liabilities	(58)	(58)	-	(292)	(292)	-
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
Receivables: The fair value of adjustable rate receivables generally approximates carrying value because interest rates on these receivables adjust with changing market interest rates. The fair value of fixed rate consumer receivables was estimated by discounting future expected cash flows at interest rates which approximate the current interest rates that would achieve a similar return on assets with comparable risk characteristics. Receivables also includes our interest-only strip receivables. The interest-only strip receivables are carried at fair value on our balance sheets. Fair value is based on an estimate of the present value of future cash flows associated with securitizations of certain real estate secured, auto finance, credit card, private label and personal non-credit card receivables.
Due from affiliates: Carrying value approximates fair value because the interest rates on these receivables adjust with changing market interest rates.
Commercial paper, bank and other borrowings: The fair value of these instruments approximates existing carrying value because interest rates on these instruments adjust with changes in market interest rates due to their short-term maturity or repricing characteristics. At December 31, 2006 deposits have been classified as bank and other borrowings due to their short-term nature. Prior period amounts have been reclassed to conform to the current presentation.

Due to affiliates: The estimated fair value of our debt instruments due to affiliates was determined by discounting future expected cash flows at current interest rates offered for similar types of debt instruments. Carrying value is typically used to estimate the fair value of floating rate debt.
Long term debt: The estimated fair value of our fixed rate debt instruments was determined using either quoted market prices or by discounting future expected cash flows at current interest rates offered for similar types of debt instruments. Carrying value is typically used to estimate the fair value of floating rate debt.
Insurance policy and claim reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates at December 31, 2006 and 2005. The fair value of other insurance reserves is not required to be determined in accordance with SFAS No. 107.
Derivative financial assets and liabilities: All derivative financial assets and liabilities, which exclude amounts receivable from or payable to swap counterparties, are carried at fair value on the balance sheet. Where practical, quoted market prices were used to determine fair value of these instruments. For non-exchange traded contracts, fair value was determined using discounted cash flow modeling techniques in lieu of market value quotes. We enter into foreign exchange contracts to hedge our exposure to currency risk on foreign denominated debt. We also enter into interest rate contracts to hedge our exposure to interest rate risk on assets and liabilities, including debt. As a result, decreases/increases in the fair value of derivative financial instruments which have been designated as effective hedges are offset by a corresponding increase/decrease in the fair value of the individual asset or liability being hedged. See Note 14, “Derivative Financial Instruments,” for additional discussion of the nature of these items.
24.     Concentration of Credit Risk

A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or having similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.
We generally serve non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. As a result, the majority of our secured receivables have a high loan-to-value ratio. Due to customer demand we offer interest-only loans and expect to continue to do so. These interest-only loans allow customers to pay only the accruing interest for a period of time which results in lower payments during the initial loan period. Depending on a customer’s financial situation, the subsequent increase in the required payment to begin making payment towards the loan principal could affect our customer’s ability to repay the loan at some future date when the interest rate resets and/or principal payments are required. As with all our other non-conforming and nonprime loan products, we underwrite and price interest-only loans in a manner that is appropriate to compensate for their higher risk. At December 31, 2006, the outstanding balance of our interest-only loans was $6.2 billion, or 4 percent of receivables. At December 31, 2005, the outstanding balance of our interest-only loans was $4.9 billion, or 3 percent of receivables.
Also due to customer demand, we offer adjustable rate mortgage loans which allows us to adjust pricing on the receivable in line with market movements. At December 31, 2006, we had approximately $29.8 billion in adjustable rate mortgage loans at our Consumer Lending and Mortgage Services businesses. In 2007 and 2008, approximately $10.8 billion and $5.1 billion, respectively, of our adjustable rate mortgage loans will experience their first interest rate reset based on receivable levels outstanding at December 31, 2006. In addition, our analysis indicates that a significant portion of the second lien mortgages in our Mortgage Services portfolio at December 31, 2006 are subordinated to first lien adjustable rate mortgages that will face a rate reset in the next three years. As interest rates have risen over the last three years, many adjustable rate loans are expected to require a significantly higher monthly payment following their first adjustment. A customer’s financial situation at the time of the interest rate reset could affect our customer’s ability to repay the loan after the adjustment.

Additionally during 2006 and 2005 we increased our portfolio of stated income (low documentation) loans. Stated income loans have a lower income documentation requirement during the underwriting process and, accordingly, carry a higher risk of default if the customer has not accurately reflected their income. We price stated income loans in a manner that is appropriate to compensate for their higher risk. The outstanding balance of our stated income loan portfolio was $11.8 billon at December 31, 2006 and $7.3 billion at December 31, 2005.
Because we primarily lend to consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at December 31, 2006 and 2005. We lend nationwide and our receivables are distributed as follows at December 31, 2006:

Percent of Total
Domestic
State/Region	Receivables

California	13%
Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	23
Southeast (AL, FL, GA, KY, MS, NC, SC, TN)	20
Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)	15
Southwest (AZ, AR, LA, NM, OK, TX)	10
Northeast (CT, ME, MA, NH, NY, RI, VT)	11
West (AK, CO, HI, ID, MT, NV, OR, UT, WA, WY)	8
25.     Geographic Data

The tables below summarize our owned basis assets, revenues and income before income taxes by material country. Purchase accounting adjustments are reported within the appropriate country.

	At December 31,

	Identifiable Assets			Long-Lived Assets(1)

	2006	2005	2004	2006	2005	2004

	(in millions)
United States	$168,597	$145,955	$115,938	$9,046	$9,382	$8,974
United Kingdom	6,592	7,006	11,468	452	403	942
Canada	4,181	3,479	2,581	157	153	129
Europe	89	229	203	-	3	3

Total	$179,459	$156,669	$130,190	$9,655	$9,941	$10,048

(1)	Includes properties and equipment, goodwill and acquired intangibles.

	Year Ended December 31,

	Revenues			Income Before Income Taxes

	2006	2005	2004	2006	2005	2004

	(in millions)
United States	$21,130	$15,961	$14,326	$2,330	$2,609	$2,858
United Kingdom	1,222	1,737	1,426	(170)	(37)	6
Canada	601	450	340	129	96	82
Europe	32	31	16	(2)	(5)	(6)

Total	$22,985	$18,179	$16,108	$2,287	$2,663	$2,940

HSBC Finance Corporation

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three	Three	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2006	2006	2006	2006	2005	2005	2005	2005

	(in millions)
Finance and other interest income	$4,629	$4,535	$4,311	$4,087	$3,725	$3,402	$3,139	$2,950
Interest expense:
HSBC affiliates	320	283	173	153	206	222	134	151
Non-affiliates	1,736	1,650	1,589	1,470	1,221	1,017	970	911

Net interest income	2,573	2,602	2,549	2,464	2,298	2,163	2,035	1,888
Provision for credit losses on owned receivables	3,066	1,384	1,248	866	1,310	1,361	1,031	841

Net interest income after provision for credit losses	(493)	1,218	1,301	1,598	988	802	1,004	1,047

Other revenues:
Securitization related revenue	21	24	51	71	31	41	54	85
Insurance revenue	251	280	226	244	257	251	255	234
Investment income	175	31	34	34	35	33	33	33
Derivative income (expense)	72	68	(7)	57	(34)	(53)	76	260
Fee income	558	542	429	382	469	439	354	306
Enhancement services revenue	133	129	130	123	98	86	79	75
Taxpayer financial services income	-	4	20	234	17	(1)	18	243
Gain on receivable sales to HSBC affiliates	139	101	97	85	105	99	109	100
Servicing and other fees from HSBC affiliates	151	121	116	118	111	109	109	111
Other income	(7)	34	79	73	86	135	74	41

Total other revenues	1,493	1,334	1,175	1,421	1,175	1,139	1,161	1,488

Costs and expenses:
Salaries and fringe benefits	617	571	564	581	536	513	526	497
Sales incentives	86	94	98	80	108	117	90	82
Occupancy and equipment expense	77	78	79	83	82	83	82	87
Other marketing expenses	268	197	176	173	170	196	185	180
Other servicing and administrative expenses	353	287	222	253	267	186	180	284
Support services from HSBC affiliates	304	261	270	252	237	226	217	209
Amortization of acquired intangibles	63	63	63	80	65	90	83	107
Policyholders’ benefits	119	123	107	118	109	109	116	122

Total costs and expenses	1,887	1,674	1,579	1,620	1,574	1,520	1,479	1,568

Income before income taxes	(887)	878	897	1,399	589	421	686	967
Income taxes	(323)	327	329	511	196	140	214	341

Net income	$(564)	$551	$568	$888	$393	$281	$472	$626

Operating net income(1)	$(642)	$551	$568	$888	$393	$281	$472	$626

(1)	Operating net income is a non-U.S. GAAP financial measure and is provided for comparison of our operating trends only and should be read in conjunction with our owned basis U.S. GAAP financial information. For the three months ended December 31, 2006, operating net income excludes the $78 million (after-tax) gain on the sale of our investment in Kanbay.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements on accounting and financial disclosure matters between HSBC Finance Corporation and its independent accountants during 2006.
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
Item 9B. Other Information.

None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Directors
Set forth below is certain biographical information relating to the members of HSBC Finance Corporation’s Board of Directors. Each director is elected annually. There are no family relationships among the directors.
William R. P. Dalton, age 63, joined HSBC Finance Corporation’s Board in April 2003. Mr. Dalton retired in May 2004 as an Executive Director of HSBC Holdings plc, a position he held from April 1998. He also served HSBC as Global Head of Personal Financial Services from August 2000 to May 2004. From April 1998 to January 2004 he was Chief Executive of HSBC Bank plc. Mr. Dalton held positions with various HSBC entities for 25 years.
Mr. Dalton is a member of the Compensation Committee.
Gary G. Dillon, age 72, joined HSBC Finance Corporation’s Board in 1984. Mr. Dillon retired as Chairman of the Board of Schwitzer Group (a manufacturer of engine components) in March 1999. He had served as Chairman of Schwitzer from 1991 and Chief Executive Officer of Schwitzer from 1989. From 1989 to 1997 he also served as President of Schwitzer. Prior to 1989 he was President and Chief Executive Officer of Household Manufacturing, Inc., the former diversified manufacturing subsidiary of HSBC Finance Corporation.

Mr. Dillon is currently a member of the Compensation, Executive and Audit Committees and will retire from the Board in April 2007.
J. Dudley Fishburn, age 60, joined HSBC Finance Corporation’s Board in 1995. Mr. Fishburn became Chairman of the Board of HFC Bank Ltd. (HSBC Finance Corporation’s primary subsidiary in the United Kingdom) in 1998. He is also on the Board of HSBC Bank (UK) plc. He previously served as the Conservative Member of Parliament for Kensington in London from 1988 to 1997. Prior to entering Parliament, Mr. Fishburn was Executive Editor for The Economist Newspaper Ltd. from 1979 until 1988. He is also a Director of Altria Inc., Henderson Smaller Companies Investment Trust plc and Beazley Group plc. He is a trustee of the Foundation for Liver Research, The Peabody Trust and Reading University.
Mr. Fishburn is a member of the Nominating & Governance Committee.
Douglas J. Flint, age 51, joined HSBC Finance Corporation’s Board in February 2007. Mr. Flint serves as the Group Finance Director with responsibility for strategy, investor relations, finance and tax at HSBC. He joined HSBC as an executive Director in 1995. Mr. Flint chaired the Financial Reporting Council’s review of the Turnbull Guidance on Internal Control, served on the Accounting Standards Board and the Standards Advisory Council of the International Accounting Standards Board from 2001 to 2004 and is former partner in KPMG. He is a non-executive Director of BP plc since January 2005.
Mr. Flint is an ex-officio non-voting member of the Audit Committee.
Cyrus F. Freidheim, Jr., age 71, joined HSBC Finance Corporation’s Board in 1992. He currently serves as the Chief Executive Officer of the Sun-Times Media Group Inc., and is a member of the Board since October 2005. Mr. Freidheim served as Chairman of the Board and Chief Executive Officer of Chiquita Brands International, Inc. from March 2002 until January 2004 and Chairman until May 2004. In March 2002, he retired as Vice Chairman of Booz, Allen & Hamilton, Inc. (a management consulting firm), with which he had been affiliated since 1966. He is also a Director of Allegheny Energy, Inc. and Virgin America Inc. He is a Trustee for The Brookings Institution, Rush University Medical Center, Chicago Council on Global Affairs and the Chicago Symphony Orchestra. Mr. Freidheim is a Member of the Advisory Council of the Mendosa School of Business at the University of Notre Dame, The Economic Club of Chicago and The Commercial Club of Chicago, Council of Foreign Relations.
Mr. Freidheim is the Lead Director and as such is the Chair of the Executive Committee and an ex-officio member of the Audit, Compensation and Nominating and Governance Committees.
Robert K. Herdman, age 58, joined HSBC Finance Corporation’s Board in 2004. He also serves as a member of the Board of Directors of HSBC North America Holdings Inc. Mr. Herdman is a partner and Managing Director of Kalorama Partners LLC, a Washington, D.C. consulting firm. Mr. Herdman was the Chief Accountant of the U.S. Securities and Exchange Commission from October 2001 to November 2002. The Chief Accountant serves as the principal advisor to the Commission on accounting and auditing matters, and is responsible for formulating and administering the accounting program and policies of the Commission. Prior to joining the SEC, Mr. Herdman was Ernst & Young’s Vice Chairman of Professional Practice for its Assurance and Advisory Business Services (AABS) practice in the Americas and the Global Director of AABS Professional Practice for Ernst & Young International. Mr. Herdman was the senior E&Y partner responsible for the firms’ relationships with the SEC, Financial Accounting Standards Board (FASB) and American Institute of Certified Public Accountants (AICPA). He was on the AICPA’s SEC Practice Section Executive Committee (1995-2001) and a member of the AICPA’s Board of Directors (2000-2001).
Mr. Herdman is Chair of the Audit Committee.
George A. Lorch, age 65, joined HSBC Finance Corporation’s Board in 1994. He also serves as a member of the Board of Directors of HSBC North America Holdings Inc. From May 2000 until August 2000, Mr. Lorch served as Chairman, President and Chief Executive Officer of Armstrong Holdings, Inc. (the parent of Armstrong World Industries, Inc.). Mr. Lorch served as Chairman of the Board, Chief Executive Officer and President of Armstrong World Industries, Inc. (a manufacturer of interior finishes) from 1994 and President and Chief Executive Officer from 1993 until May 1994. Mr. Lorch is a Director of The Williams Companies, Inc., Autoliv, Inc. and Pfizer Inc.
Mr. Lorch is Chair of the Compensation Committee and a member of the Nominating & Governance Committee.
Larree M. Renda, age 48, joined HSBC Finance Corporation’s Board in 2001. Ms. Renda has been employed by Safeway Inc. since 1974. She became Executive Vice President, Chief Strategist and Administrative Officer of Safeway, Inc. in November, 2005. Prior to her current position she served as Executive Vice President for Retail Operations, Human Resources, Public Affairs, Labor and Government Relations since 1999. Prior to this position, she was a Senior Vice President from 1994 to 1999, and a Vice President from 1991 to 1994. She is also a director and Chairwoman of the Board of The Safeway Foundation and serves on the board of directors for Casa Ley, S.A. de C.V. Ms. Renda is a member of the Retailing Initiative Advisory Board of the Wharton School of Business and serves as a Trustee on the National Joint Labor Management Committee. Additionally she serves on the board of directors of both the California and U.S. Chamber of Commerce and serves as a National Vice President of the Muscular Dystrophy Association.
Ms. Renda is Chair of the Nominating & Governance Committee and a member of the Audit Committee.
Michael R. P. Smith, age 50, joined HSBC Finance Corporation’s Board in 2006. Mr. Smith joined the HSBC Group in 1978 and since that time has held a wide variety of posts in Hong Kong, the Asia-Pacific region, the UK, Australia, the Middle East and South America. Mr. Smith is the President and Chief Executive Officer of The Hongkong and Shanghai Banking Corporation. He became Chairman of HSBC Bank Malaysia Berhad and a director of HSBC Bank Australia Limited in January 2004 and Chairman of Hang Seng Bank Limited in April 2005 and in June 2005, he took on the role of Global Head of Commercial Banking for the HSBC Group, positions he continues to hold. Mr. Smith is a member of VISA International Asia Pacific Regional Board, as well as a Fellow of the Hong Kong Management Association. He is Head of Advisory Council of Asia Investment Corporation and a member of Chongqing Mayor’s International Economic Advisory Council.

Executive Officers
Information regarding the executive officers of HSBC Finance Corporation as of March 5, 2007 is presented in the following table.

		Year
Name	Age	Appointed	Present Position

Brendan P. McDonagh	48	2007	Chief Executive Officer
Andrew C. Armishaw	44	2004	Group Executive – Chief Information Officer
Patrick A. Cozza	51	2004	Group Executive
Thomas M. Detelich	50	2002	Group Executive
Walter G. Menezes	61	2004	Group Executive
David D. Gibbons	51	2007	Senior Executive Vice President – Corporate Risk and Compliance
Kenneth H. Robin	60	1989	Senior Executive Vice President – General Counsel & Corporate Secretary
Christopher D. Spooner	56	2006	Senior Executive Vice President
Anthony J. Murphy	47	2007	Senior Executive Vice President – Portfolio Management
Steven B. Gonabe	55	2005	Executive Vice President – Administration
Lisa M. Sodeika	43	2004	Executive Vice President – Corporate Affairs
Mark A. Melas	50	2007	Executive Vice President – Corporate Real Estate
John J. Haines	43	2004	Managing Director – Auto Finance
Joseph W. Hoff	56	2005	Managing Director – Retail Services
Gary R. Esposito	46	2005	Managing Director – Mortgage Services
Patrick J. Burke	45	2006	Managing Director – Card Services
Thomas M. Kimble	58	2007	Managing Director – Strategic Cost Initiative and Global Resourcing
Beverley A. Sibblies	45	2004	Senior Vice President – Chief Financial Officer
William H. Kesler	55	2006	Senior Vice President – Treasurer
James E. Binyon	43	2006	Vice President and Chief Accounting Officer

Brendan P. McDonagh, Chief Executive Officer of HSBC Finance Corporation since February 2007. Mr. McDonagh served as Chief Operating Officer of HSBC Finance Corporation prior to his appointment as Chief Executive Officer in February 2007. From December 2006 to February 2007, Mr. McDonagh held the title of Group Executive of HSBC Finance Corporation. From October 2004 to December 2006 he served as Chief Operating Officer of HSBC Bank USA. He is also a Group General Manager of HSBC Holdings plc having been appointed as such in August 2005. An international manager for the HSBC Group for more than twenty five years, Mr. McDonagh began his career with HSBC in 1979, completing various assignments throughout the world. In September 2002, he transferred to the United States to run the retail and commercial banking operations of HSBC Bank USA. Mr. McDonagh is active in several US and Ireland organizations including the New York Regional Board of the American Ireland Fund and USA Board of Co-operation Ireland. Mr. McDonagh is Chairman-elect of the Consumer Bankers Association.
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
Patrick A. Cozza, Group Executive of HSBC Finance Corporation since April 2004. Prior to that Mr. Cozza became President – Refund Lending and Insurance Services in 2002 and Managing Director and Chief

Executive Officer – Refund Lending in 2000. He also serves on the board of directors of Junior Achievement in New Jersey, Cancer Hope Network, Somerset Business Partnership and American Council of Life Insurers PAC. Mr. Cozza serves as board member and officer of Household Life Insurance Company, First Central National Life Insurance Company and HSBC Insurance Company of Delaware, all subsidiaries of HSBC Finance Corporation.
Thomas M. Detelich, Group Executive, Consumer and Mortgage Lending of HSBC Finance Corporation since August 2006. Mr. Detelich is also a Group General Manager for HSBC since October 1, 2006. He became Group Executive, Consumer Lending in July 2002. Mr. Detelich also held the positions of Managing Director at Beneficial Corporation from March 2000 to July 2002 and Managing Director of Household Finance Corporation from January 1999 to July 2002 and regional general manager of consumer lending in 1998. Mr. Detelich was formerly with Transamerica for 21 years, becoming Executive Vice President of Branch Operations in 1997.
Walter G. Menezes, Group Executive of HSBC Finance Corporation since April 2004 and is responsible for HSBC Finance Corporation’s credit card and private label credit card operations. Mr. Menezes is also a Group General Manager for HSBC since October 1, 2006. Mr. Menezes held the title of President and Chief Executive Officer for Auto Finance from 2002 to August 2004 and Managing Director and Chief Credit Officer of Credit Card Services since from 1998 to 2002. He joined HSBC Finance Corporation in 1996 as National Director Collections – Credit Card Services.
David D. Gibbons, Senior Executive Vice President, Corporate Risk and Compliance of HSBC Finance Corporation and of HSBC North America Holdings Inc. since February 2007. Prior to that Mr. Gibbons was Senior Executive Vice President, Chief Risk Officer of HSBC Finance Corporation and of HSBC North America Holdings Inc. since March 2004. Mr. Gibbons served as Deputy Comptroller for Special Supervision from October 2002 to March 2004, was with the Office of the Comptroller of the Currency from September 1977 to March 2004 and served as Deputy Comptroller of the Currency for Credit Risk from 1997 to 2002.
Kenneth H. Robin, Senior Executive Vice President, General Counsel and Corporate Secretary of HSBC Finance Corporation since May 2003 and Senior Executive Vice President, General Counsel and Corporate Secretary of HSBC North America Holdings Inc. since January 2004. Prior to that Mr. Robin was Senior Vice President, General Counsel and Secretary of HSBC Finance Corporation, since 1993.
Christopher D. Spooner, Senior Executive Vice President of HSBC Finance Corporation and Senior Executive Vice President and Chief Financial Officer of HSBC North America Holdings Inc. since December 2006. Mr. Spooner has held various positions since arriving at HSBC in 1994 including Group Tax Controller and Head of Group Financial Planning and Tax for HSBC Holdings plc., a position he continues to hold.
Anthony J. Murphy, Senior Executive Vice President – Portfolio Management for HSBC Finance Corporation since February 2007. Prior to his appointment to this position, Mr. Murphy was President and Chief Executive Officer of HSBC Securities (USA) Inc. and Chief Operating Officer of CIBM Americas. He was also Co-Head of Corporate, Investment Banking and Markets (CIBM Americas) since November 2004. Mr. Murphy has been with the HSBC Group since 1990. Prior to his appointment as Chief Executive Officer of HSBC Securities (USA) Inc. in April 2003, Mr. Murphy served as Chief Strategic Officer of CIBM Americas from 2000. Prior to that assignment, he was Head of Market Risk Management for HSBC Bank plc and HSBC Investment Bank in London from 1996.
Steven B. Gonabe, Executive Vice President of Administration of HSBC Finance Corporation and of HSBC North America Holdings Inc. since July 2005. From June 1997 to July 2005 Mr. Gonabe was Vice President of Human Resources for HSBC credit card services, auto finance and mortgage services businesses. Mr. Gonabe has served on the board of directors for the United Way of Monterey County and is a member of the Junior Achievement of Silicon Valley and Monterey Bay, California. He is currently involved with Students in Free Enterprise (SIFE), an organization designed to develop an understanding of the principles of financial education for young people.
Lisa M. Sodeika, Executive Vice President of Corporate Affairs of HSBC Finance Corporation and of HSBC North America Holdings Inc. since June 2005. Ms. Sodeika directs HSBC North America’s public affairs, employee communications, government relations, consumer advocacy, community development and philanthropic services activities. From January 2003 to June 2005 Ms. Sodeika was Senior Vice President – Corporate Affairs and Vice President – Consumer Affairs. Since joining HSBC Finance Corporation, Ms. Sodeika has held management positions in a variety of operational areas within the consumer finance and retail services businesses including marketing, collections, quality assurance and compliance, underwriting and human resources. Ms. Sodeika serves as chairperson of the Federal Reserve Board’s Consumer Advisory Council.
Mark A. Melas, Executive Vice President – Corporate Real Estate, North America since 2000. Prior to that, Mr. Melas held the position of Senior Vice President from April 1995. From 1978 through March 1995 he was employed at New York Telephone (NYNEX) as an Area Operations Manager in Corporate Real Estate.
John J. Haines, Managing Director of Auto Finance of HSBC Finance Corporation since joining HSBC Finance Corporation in August 2004. From May 1989 to August 2004 Mr. Haines worked for General Electric where most recently he was Senior Vice President – Products and Services for General Electric Fleet Services and Senior Vice President – North American Operations for General Electric Fleet Services. Mr. Haines is a member of the Automotive Finance Committee of the Consumer Bankers Association. Mr. Haines is on the Board of Directors of the San Diego Chamber of Commerce, United Way and NP Strategies, a non-profit organization.
Joseph W. Hoff, Managing Director of Retail Services of HSBC Finance Corporation since March 2005. Mr. Hoff served as Chief Financial Officer for the Retail Services business from April 1995 to March 2005. He has been with HSBC Finance Corporation since 1976 in various accounting and corporate finance positions.
Gary R. Esposito, Managing Director and Chief Executive Officer of Mortgage Services for HSBC North America Holdings Inc. From 2002 to 2005, Mr. Esposito held the positions of Managing Director – U.S. branch operations for the Consumer Lending business and was the President, Chief Executive Officer and Chairman for HSBC Canada from October 2000 to November 2003. He was also National Director, branch and retail operations from 1998 through 2000. He has been with HSBC Finance Corporation since 1982.
Patrick J. Burke, Managing Director and Chief Executive Officer of Credit Card Services for HSBC Finance since January 2006. He was appointed President and Chief Executive Officer of HSBC Financial Limited Canada in January 2003 until July 2006. Patrick was appointed Chief Financial Officer with HFC Bank Limited from 2000 until 2003. From the start of his career with HSBC in 1989, Patrick has served the company in many roles including Deputy Director of Mergers and Acquisitions and Vice President of Strategy and Development.
Thomas M. Kimble, Managing Director – Strategic Cost Initiative and Global Resourcing of HSBC Finance Corporation and of HSBC North America Holdings Inc. since February 2007. Prior to his appointment to this position, since July 2006 Mr. Kimble served as the Managing Director – Global Projects and Operations for HSBC North America Holdings Inc. and prior to that, Managing Director of Operations for Household/ HSBC Card Services for eight years. Mr. Kimble has been active in the Salinas Valley Chamber of Commerce and is a past president of the Chamber. He is also a Past President of Shelter Outreach Plus, a domestic violence shelter.
Beverley A. Sibblies, Senior Vice President and Chief Financial Officer of HSBC Finance Corporation and Executive Vice President of Finance of HSBC North America Holdings Inc. since October 2005. Ms. Sibblies joined HSBC Finance Corporation in November 2004 as the Senior Vice President and Chief Accounting Officer. Prior to joining HSBC Finance Corporation, she served as Executive Vice President and Chief Financial Officer for EMC Mortgage from June 2000 to February 2004. Prior to that, she served as a partner in the financial services practice of Deloitte & Touche, LLP from July 1997 to June 2000.
William H. Kesler, Senior Vice President – Treasurer since April 1, 2006. Mr. Kesler joined HSBC Finance Corporation in 1992 and since that time has held various treasury management positions. He is a trustee of the Hospice of Northeastern Illinois Foundation and serves on the Foundation’s executive committee.

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
Corporate Governance

Board of Directors – Committees and Charters
The Board of Directors of HSBC Finance Corporation has four standing committees: the Audit Committee, the Compensation Committee, the Nominating and Governance Committee and the Executive Committee. The charters of the above-mentioned committees, as well as our Corporate Governance Standards, are available on our website at www.hsbcusa.com or upon written request made to HSBC Finance Corporation, 2700 Sanders Road, Prospect Heights, Illinois 60070, Attention: Corporate Secretary.
Audit Committee
The primary purpose of the audit committee is to assist the Board of Directors in fulfilling its oversight responsibilities relating to HSBC Finance Corporation’s system of internal controls over financial reporting and its accounting, auditing and financial reporting practices. The audit committee is currently comprised of the following independent Directors (as defined by HSBC Finance Corporation’s Corporate Governance Standards which are based upon the rules of the New York Stock Exchange): Gary G. Dillon, Robert K. Herdman and Larree M. Renda. In addition, Cyrus F. Freidheim, Jr., Lead Director, and Douglas J. Flint, Group Finance Director of HSBC, are non-voting members of the audit committee. The Board has determined that each of these individuals is financially literate. The Board of Directors has determined that Robert K. Herdman qualifies as an audit committee financial expert.
Compensation Committee
The primary purpose of the Compensation Committee is to assist the Board of Directors in discharging its responsibilities related to the compensation of the Chief Executive Officer of HSBC Finance Corporation and the officers that are direct reports to the Chief Executive Officer and such other officers as may be designated by the Board of Directors. The Compensation Committee is currently comprised of the following directors: George A. Lorch (Chair), William R. P. Dalton, Gary G. Dillon and Cyrus F. Freidheim, Jr. (ex-officio member). With the exception of Mr. Dalton, all members of the Compensation Committee are independent directors under HSBC Finance Corporation’s Corporate Governance Standards.
The Charter of the Compensation Committee lists the primary responsibilities, powers and authorities of the Compensation Committee. The listed items include (i) review and approve corporate goals and performance objectives relevant to the compensation of the Chief Executive Officer and executive officers, evaluate the performance of the Chief Executive Officer and executive officers in light of those goals and objectives, and review its findings with the Board of Directors in executive session, (ii) submit recommendations concerning base salary, performance-based cash and long term equity-based incentive awards for the Chief Executive Officer and executive officers to the Remuneration Committee of HSBC (“REMCO”) for approval, (iii) recommend to REMCO equity incentives under HSBC plans to all employees, except those awards that the Chief Executive Officer may determine based upon a delegation of authority by REMCO, (iv) review and approve benefits and perquisites of the Chief Executive Officer and executive officers to the extent such benefits are not available to all employees, (v) recommend to the Board of Directors and REMCO the creation or amendment of any welfare, or tax qualified employee benefit plan or program of HSBC Finance Corporation, or any long-term executive compensation plan or program of HSBC Finance Corporation whose participants include the Chief Executive Officer or executive officers, (vi) review and recommend to REMCO any employment and severance contracts for the Chief Executive Officer and executive officers, as well as any severance payouts to such officers, (vii) review and consider “best practices” of peer companies with respect to compensation philosophies, policies and practices, (viii) review management’s Compensation Discussion and Analysis (“CD&A”) to be included in HSBC Finance Corporation’s Annual Report on Form 10-K, discuss the CD&A’s content with management, and prepare the Compensation Committee Report concerning the CD&A and recommend to the Board of Directors that the CD&A be included in the annual report on Form 10-K and (ix) engage in an annual self assessment with the goal for continuing improvement, and to review and assess the adequacy of this charter at least annually and recommend any proposed changes to the Board of Directors for approval.
The Compensation Committee may in its discretion retain and discharge consultants to assist the Compensation Committee in evaluating director, Chief Executive Officer or executive officer compensation and to determine the appropriate terms of engagement and the fees to be paid to such consultants. The Chief Executive Officer is given full authority, which may be delegated, to establish the compensation and salary ranges for all other employees of HSBC Finance Corporation and its subsidiaries whose salaries are not subject to review by the Compensation Committee and approval by REMCO. For more information about the compensation policy of HSBC Finance Corporation please see Item 11. Executive Compensation – Compensation Discussion and Analysis.
Nominating and Governance Committee
The primary purpose of the Nominating and Governance Committee is to assist the Board of Directors of HSBC Finance Corporation in discharging its responsibilities related to identifying and nominating members of the Board of Directors to the Board, recommending the composition of each committee of the Board of Directors and the Chair of each committee, establishing and reviewing HSBC Finance Corporation’s corporate governance and making recommendations to the Board of Directors regarding compensation for service of the non-executive Board members. The Nominating and Governance Committee ensures that HSBC Finance Corporation maintains “best practices” with respect to corporate governance in order to ensure effective representation of its stakeholders.
The Nominating and Governance Committee is currently comprised of the following directors: J. Dudley Fishburn, Cyrus F. Freidheim, Jr. (ex-officio member), George A. Lorch and Larree M. Renda (Chair). With the exception of Mr. Fishburn, all members of the Nominating and Governance Committee are independent directors under HSBC Finance Corporation’s Corporate Governance Standards.
Executive Committee
The Executive Committee may exercise the powers and authority of the Board of Directors in the management of the business and affairs of the corporation during the intervals between meetings of the Board of Directors. Messrs. Gary G. Dillon and Cyrus F. Freidheim, Jr. are members of the Executive Committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires certain of our Directors, executive officers and any persons who own more than ten percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the New York Stock Exchange (“NYSE”). With respect to the 6.36% Series B Preferred Stock of HSBC Finance Corporation, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2006 fiscal year.
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
Item 11. Executive Compensation.

Compensation Discussion and Analysis (“2006 CD&A”)
The following discussion summarizes the principles, objectives and factors considered by HSBC Finance Corporation in evaluating and determining the compensation of executive officers in 2006. Specific compensation information relating to Siddharth N. Mehta, Chairman and Chief Executive Officer of HSBC Finance Corporation until February 15, 2007; Thomas M. Detelich and Walter G. Menezes, Group Executives; Kenneth H. Robin, Senior Executive Vice President, General Counsel and Corporate Secretary; and Beverley A. Sibblies, Senior Vice President and Chief Financial Officer, is contained in this portion of the Form 10-K.
Oversight of Compensation Decisions
HSBC Finance Corporation is a wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The Board of Directors of HSBC has the authority to delegate any of its powers, authorities and judgments to any committee consisting of one or more directors and has established a Remuneration Committee (“REMCO”) for the purpose of setting the remuneration policy for HSBC and its subsidiaries and the compensation of senior executives. REMCO’s responsibilities include reviewing and approving performance-based remuneration by reference to corporate goals and objectives established by the Board of Directors of HSBC from time to time and approving overall market positioning of the compensation package, individual base salaries and increases, and annual and long-term incentive/bonus arrangements for certain executives, including Messrs. Mehta, Detelich, Menezes and Robin. In November 2006, REMCO delegated its authority for approval of salaries and annual cash incentive awards relating to certain classes of executives to Michael F. Geoghegan, the HSBC Group Chief Executive (the “HSBC CEO”). However, REMCO retained exclusive authority over compensation of the more senior executives within HSBC and its subsidiaries. As a result, REMCO had authority over the compensation of Messrs. Mehta, Detelich and Menezes in 2006 while the HSBC CEO had authority over Mr. Robin. REMCO has exclusive authority with respect to all long-term incentive plan awards involving interests in HSBC ordinary shares.
The members of REMCO in 2006 were Sir Mark Moody-Stuart (Chairman), W.K.L. Fung, S. Hintze, Sir John Kemp-Welch (until retirement on May 26, 2006) and J.D. Coombe (effective as of June 1, 2006), all of whom were or are non-executive directors of HSBC. REMCO has retained the services of Towers Perrin, a human resource consulting firm, to provide independent advice on executive compensation issues.
The Compensation Committee of the Board of Directors of HSBC Finance Corporation (the “Compensation Committee”) seeks to ensure that our compensation policies and practices support the objectives of HSBC Finance Corporation’s compensation program, which is based upon compensation objectives established by REMCO. The Compensation Committee makes advisory recommendations for all compensation to be paid to our Chief Executive Officer and each of his direct reports.
Throughout the year, management of our Human Resources Department consults with HSBC Human Resources executives concerning compensation policies and specific awards for certain executives. Our Human Resources executives work with the Compensation Committee to prepare a comprehensive annual compensation package for Mr. Mehta and each executive officer that reports to him. This package is prepared and late in each calendar year is forwarded to HSBC Human Resources management for submission to REMCO and the HSBC CEO, as appropriate, and includes advisory recommendations for salary for the ensuing calendar year, a preliminary performance-based cash award and an equity-based long-term incentive award. As the performance-based cash award is dependent upon satisfaction of objectives that cannot be evaluated until the end of the performance measurement year, the final determination of that component of compensation is not made until the Compensation Committee receives reports from management concerning satisfaction of corporate, business unit and individual objectives in January. REMCO or the HSBC CEO, as appropriate, will approve or revise the advisory recommendations provided by the Compensation Committee. The terms of compensation for Ms. Sibblies are proposed by the Chief Financial Officer of HSBC North America Holdings Inc., in consultation with our Human Resources executives, and is approved by the HSBC Finance Corporation Chief Executive Officer.
The Compensation Committee is comprised of the following individuals: George A. Lorch (Chair), William R. P. Dalton, Gary G. Dillon and Cyrus F. Freidheim, Jr. (ex-officio member). During 2006, with the exception of Mr. Dalton, the Compensation Committee was composed of independent directors, as defined under HSBC Finance Corporation’s Corporate Governance Standards. Additional information with regard to the Compensation Committee, including a description of its responsibilities under the its charter, is contained in the section of this Form 10-K entitled Item 10. Directors, Executive Officers and Corporate Governance — Corporate Governance.
Objectives of HSBC Finance Corporation’s Compensation Program
Our compensation program is designed to support the successful recruitment, development, and retention of high performing executive talent and to incent those executives to achieve HSBC Finance Corporation’s short-term business objectives and to optimize its long-term financial returns. We design our compensation programs to be competitive with a comparator group of benchmark financial institutions. HSBC Finance Corporation’s comparator group is comprised of U.S.-based organizations that compete with us for business, customers, and executive talent. Our comparator group includes American Express Company, Bank of America Corporation, Capital One Financial Corporation, Countrywide Financial Corporation, Citigroup, Inc., FifthThird Bancorp, JP Morgan Chase, MBNA Corporation, National City Corporation, US Bancorp, Wachovia Corporation and Wells Fargo & Company (collectively, the “Comparator Group”). While most of these organizations are publicly held companies, our operations are of comparable scale and complexity and our compensation program is designed to provide the flexibility to offer compensation that is competitive with the Comparator Group so that we may attract and retain the highest performing executives.
The philosophy underlying our executive compensation program which is designed to promote the compensation objectives of our parent, HSBC, is as follows:
Link to Company Performance
We seek to offer competitive base salaries with a significant portion of variable compensation components determined by measuring performance of the executives, their business unit(s), HSBC Finance Corporation and HSBC. The performance-based cash compensation plans that are more fully described under Elements of Compensation – Annual Performance-Based Awards, emphasize revenue and expense growth, net income, receivable growth, profits, and other key performance measures. Other considerations taken into account in setting compensation policies and making compensation decisions include demonstrated leadership, future potential, adherence to HSBC’s ethical standards and the ability to leverage capabilities across businesses. Corporate, business unit and/or individual goals are established at the beginning of each year.
Compensation plans motivate our executives to improve the overall performance and profitability of HSBC as well as the specific region, unit, or function to which they are assigned. Each executive’s individual performance and contribution is considered in making salary adjustments and determining the amount of annual performance bonus paid and the value of HSBC equity shares granted each year.
We have historically used grants of stock options and restricted shares to reward and provide longer term incentives for our executives. However, in 2005, HSBC adopted a new philosophy to provide only restricted shares, called “Achievement Shares”, which vest on a specified date if the executive remains employed through that date and “Performance Shares” that require continued employment and satisfaction of corporate performance conditions designed to reinforce a long-term focus on HSBC’s Managing for Growth strategy and delivering value to its shareholders. Performance shares are granted to the most senior executives whose business units have the ability to have a direct impact on HSBC’s consolidated results. Achievement share awards are granted to other high performing executives.
Competitive Compensation Levels and Marketplace Research
We endeavor to maintain compensation programs that are competitive with our Comparator Group. We operate in a highly competitive business environment, in which our Comparator Group and other financial services companies continuously look to gain market share and competitive advantage by hiring top executive talent. On an annual basis and as needed when recruiting, we compare the compensation for our executive officers to that of executives with similar responsibilities and scope of business. In 2006 the Compensation Committee considered comparative data from a general industry survey of 340 non-financial services companies, a financial services survey of 150 companies and a survey of our Comparator Group to help establish compensation levels for our executives.
We research the types of compensation programs provided by other companies, compensation levels for executives, details of certain compensation programs, historical marketplace compensation trends, marketplace practices regarding pay mix, stock vesting terms, equity ownership levels, the amount of pay that is derived from equity incentives and the benefits provided to executives. We also research different aspects of performance, including the relationship between performance and pay, a comparison of HSBC Finance Corporation’s historical performance to our Comparator Group, and types of performance measures that are used by other companies for their annual and long-term incentive programs. Research data is gathered from several different sources, including general surveys of the marketplace and through retained compensation consultants.
Our compensation programs generally provide executives with the opportunity to earn a base salary that is near the 50th percentile average of our Comparator Group. We believe this represents a competitive base salary for meeting general business objectives. However, total compensation, which includes incentive awards, is targeted to be in the 75th percentile if we, HSBC and the executive meet established performance goals. This provides greater incentive to achieve higher performance standards and the specific goals established by the Compensation Committee each year. The level of compensation paid to an executive from year to year will differ based upon performance. This year-to-year difference stems mainly from HSBC Finance Corporation’s and/or an individual business unit’s performance results and, for individuals eligible for performance-based stock awards, awards may vary based upon HSBC’s performance results. Compensation levels will also increase or decrease based on the executive’s individual performance and level of responsibility.
We also track the amount of an executive’s compensation that is subject to multi-year vesting restrictions and the Compensation Committee considers a wealth accumulation analysis and total annual compensation summary for each executive. This information helps the Compensation Committee to gauge our ability to retain highly talented executives and provide advice on competitive compensation packages to REMCO or to the HSBC CEO, as appropriate.
Repricing of Stock Options and Timing of Option Grants
The exercise price of stock options under historical Household International, Inc. option plans was based upon the stock price on the date the option grant was approved. For HSBC discretionary option plans, the exercise price of awards made in 2003 and 2004 was the higher of the average market value for ordinary shares on the five business days preceding the grant date or the market value on the date of the grant.
HSBC also offers all employees a plan in which options to acquire ordinary shares are awarded when an employee commits to contribute up to £250 (or the equivalent) each month for one, three or five years. At the end of the term, the accumulated amount, plus interest, may be used to purchase shares under the option, if the employee chooses to do so. The exercise price for such options is the average market value for ordinary shares on the five business days preceding the date of the invitation to participate, less a 15-20% discount (depending upon the term).

We do not, and our parent, HSBC does not, reprice stock option grants. In addition, we and HSBC have never engaged in the practice known as “back-dating” of stock option grants.
Dilution from Equity-Based Compensation
While dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC equity programs which were established by vote of HSBC shareholders in 2005.
Perquisites
It is our philosophy to provide few perquisites to executives. The perquisites we provide are intended to help executives be more productive and efficient or to protect HSBC Finance Corporation and its executives from certain business risks and potential threats. Our review of competitive market data indicates that the perquisites provided to executives are reasonable and within market practice. See the Summary Compensation Table below for further information on perquisites awarded to our executives.
Retirement Benefits
We offer a pension retirement plan that executives may participate in that provides a benefit equal to that provided to all employees of HSBC Finance Corporation. However, both qualified and non-qualified defined benefit plans are maintained so that this level of pension benefit can be continued without regard to certain Internal Revenue Service limits. Executives and other highly compensated employees can elect to participate in a nonqualified deferred compensation plan, where such employees can elect to defer the receipt of earned compensation to a future date. We also maintain a qualified 401(k) plan with company matching contributions. Another nonqualified deferred compensation plan provides executives and other highly compensated employees with a company matching contribution (based on the level of the employee’s election to defer earned compensation to the qualified 401(k) plan) to the extent that such company contributions cannot be allocated to the 401(k) plan because of certain Internal Revenue Service limits. We do not pay any above-market or preferential interest in connection with deferred amounts.
Employment Contracts and Severance Protection
Certain executive officers, including Mr. Mehta, have employment agreements with HSBC Finance Corporation. The main purpose of the employment agreements is to protect us from certain business risks (threats from competitors, loss of confidentiality or trade secrets, disparagement, solicitation of customers and employees) and to define our right to terminate the employment relationship. The employment agreements also protect executives from certain risks, such as a change in control of HSBC Finance Corporation and death or disability. Certain other executives, including Mr. Menezes, have entered into agreements that only provide additional severance benefits upon a change of control of HSBC Finance Corporation. The terms of Messrs. Mehta’s and Menezes’ employment agreements are contained in the descriptions of their compensation under the heading Compensation of Officers Reported in the Summary Compensation Table.
Role of Executive Officers and External Consultants in Compensation Decisions
HSBC Finance Corporation has engaged Strategic Consulting Group, an executive compensation consulting firm, to provide comparator data and to assist in the development of competitive compensation packages for our executives. In addition, in late 2006 the Compensation Committee independently retained Frederic W. Cook & Co., Inc., to provide compensation consulting services. Recommendations and comparative data provided by these consultants are reviewed by the Chief Executive Officer and the Executive Vice President, Administration of HSBC Finance Corporation, to assist them in making initial recommendations for compensation of executives to the Compensation Committee. The Chief Executive Officer is not present when the Compensation Committee receives comparative data or establishes recommendations for the Chief Executive Officer’s compensation. As discussed above, the Compensation Committee prepares an annual compensation package for our Chief Executive Officer and his direct reports. The compensation proposals are forwarded to HSBC’s Group General Manager of Human Resources who provides this information to the

HSBC CEO for review. As permitted under the terms of REMCO’s delegation of authority, the HSBC CEO may approve cash components of compensation for certain officers, including Mr. Robin. Cash components for Mr. Mehta (until February 15, 2007) and Messrs. Detelich and Menezes, as well as equity-based advisory recommendations for all executives are forwarded to REMCO for approval. The HSBC Group General Manager of Human Resources subsequently informs HSBC Finance Human Resources executives of approved compensation awards. REMCO is provided with comparator information from Towers Perrin which obtains compensation data for executive positions with companies of similar size and complexity that are subsidiaries of peer financial services companies. In addition, market data has been obtained from American Express Company, Bank of America Corporation, Bank One Corporation, BB&T Corporation, Capital One Financial, Citigroup, Inc. Countrywide Financial Corporation, FifthThird Bancorp, KeyCorp, LaSalle Bank Corporation, Merrill Lynch & Co., Inc., National City Corporation, The PNC Financial Services Group Inc., Royal Bank of Canada, State Street Corporation, Sun Trust Banks, Inc., US Bancorp, Wachovia Corporation, Washington Mutual Inc. and Wells Fargo & Company. Comparator and market data is used by REMCO to evaluate the competitiveness of proposed executive compensation.
Accounting Considerations
We adopted the fair value method of accounting under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”) effective January 1, 2006. SFAS 123(R) applies to all equity instruments granted to employees beginning January 1, 2006 and does not apply to awards granted in prior periods before the effective date, except to the extent that prior periods’ awards are modified, repurchased or cancelled after the required effective date. Prior to 2006, we adopted the fair value method of accounting prospectively in 2002 for all new equity instruments granted to employees as provided under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (an amendment of FASB Statement No. 123).” The Board of Directors believes that this treatment reflects greater accuracy and transparency of the cost of these incentives and promotes better corporate governance.
Tax Considerations
Limitations on the deductibility of compensation paid to executive officers under Section 162(m) of the Internal Revenue Code is not applicable to HSBC Finance Corporation, as it is not a public corporation as defined by Section 162(m). As such, all compensation to our executive officers is deductible for federal income tax purposes, unless there are excess golden parachute payments under Section 4999 of the Internal Revenue Code following a change in control.
Elements of Compensation
We strive for a pay mix that reflects our pay-for-performance philosophy and results-oriented culture. We attract and retain executives that are highly motivated to achieve results, and our compensation programs support that environment.
Our philosophy is to place a significant amount of compensation at risk to ensure that company performance objectives are met. In line with our pay-for-performance philosophy, on average, approximately 20% of executive compensation is base salary and 80% of compensation for top executives relates to short-term and long-term incentives where the amount paid is based upon defined performance goals. In the case of the HSBC Finance Corporation Chief Executive Officer, approximately 90% of compensation is targeted to be performance-based. Of the 80% incentive compensation, on average, approximately 45% of such compensation relates to long-term incentives, while approximately 35% relates to short-term incentives. Our allocation between short-term and long-term incentives is based on our need to recognize past performance (short-term incentives) in conjunction with our need to motivate and retain our talent (long-term incentives). We believe these allocations are competitive within the market and reinforce our pay-for-performance philosophy which requires that a greater part of compensation is at risk and aligns executives’ interests with those of HSBC’s shareholders.
The primary elements of executive compensation are base salary, annual non-equity performance-based awards, and long-term equity-based incentives. In limited circumstances, discretionary bonuses may also be awarded. In addition, executives are eligible to receive company funded retirement benefits that are offered to all employees. Perquisites are not a significant component of compensation. In establishing executive compensation packages, the Compensation Committee provides advisory recommendations and ultimately REMCO and/or the HSBC CEO approve remuneration under each element based on what they believe is an appropriate balance between performance-based compensation and other forms of compensation, the level of responsibility and individual contribution of the executive and competitive practice in the marketplace for executives from companies of similar industry, size, and complexity as HSBC Finance Corporation.
Base Salary
Base salary is reviewed annually and increases, if any, are based on corporate and individual performance. When establishing base salaries for executives, consideration is given to compensation paid for similar positions at companies included in compensation surveys of our Comparator Group, targeting the 50th percentile, which the Compensation Committee believes, when combined with significant performance-based compensation opportunities, enables HSBC Finance Corporation to attract and retain high performing executives. In addition, other factors such as individual and corporate performance, potential for future advancement, specific job responsibilities, length of time in current position, individual pay history, and comparison to comparable internal positions (internal equity) influences the final base salary recommendations for individual executives.
Annual Performance-Based Awards
Annual non-equity performance-based awards are paid in cash upon satisfaction of individual, business unit, corporate financial and operational goals. Superior performance is encouraged by placing a significant part of the executive’s total compensation at risk. In the event certain quantitative or qualitative performance goals are not met, annual performance awards may be less than the maximum permitted.
Performance goals are set based on prior year’s performance, expectations for the upcoming year, our annual business plan, the HSBC Managing for Growth business strategy, and objectives related to building value for HSBC shareholders. The general concept is if both HSBC Finance Corporation and the executive perform well for the year, the performance award earned should be at a high level. If either HSBC Finance Corporation or the executive does not perform well, the award earned should be at a low level.
In support of our pay-for-performance philosophy, we have two annual non-equity performance-based award programs: the Executive Bonus Pool and the Management Incentive Program.
Executive Bonus Pool The Executive Bonus Pool is an annual cash incentive plan that is comprised primarily of corporate and business quantitative goals, as well as one or more qualitative objective goals. The quantitative business and corporate factors are specific measures of performance that relate to near and long-term business unit and corporate profitability. The qualitative objective goals include cross-business initiatives that create revenue, leverage talent across businesses and share and support execution of “best practices” and/or adopt another business’ “best practice.”
Eligibility in the Executive Bonus Pool is determined annually based on responsibility. Participants are limited to the Chief Executive Officer and his or her direct reports. In 2006, there were ten participants in the Executive Bonus Pool, including Messrs. Mehta, Detelich, Menezes and Robin. At the beginning of each year the Compensation Committee establishes allocations for the participants in the Executive Bonus Pool based upon data for our Comparator Group, the relative responsibilities of our executives and the opportunity of each executive to impact the operating results. The assigned allocations with respect to the Executive Bonus Pool for Messrs. Mehta, Detelich, Menezes and Robin in 2006 were 20%, 12%, 12% and 6% respectively.

The maximum potential aggregate award to all participants in the Executive Bonus Pool each year is equal to 5% of HSBC Finance Corporation’s net income that exceeds the net income required to achieve a 12% return on average common stockholder’s equity (the “Available Bonus Pool”). The Compensation Committee recommends actual bonus awards under the Executive Bonus Pool by comparing our results to the Comparator Group and by evaluating the performance of each participating executive against the quantitative financial objectives and the qualitative objectives established at the beginning of each year. The Compensation Committee is not required to recommend that any, or all, of the Available Bonus Pool be actually paid out in any year regardless of our financial performance. Historically, actual aggregate payout awarded to executives has been less than half of the Available Bonus Pool. An executive’s level of participation in the Executive Bonus Pool does not impact his or her base salary or long-term incentive compensation. Payouts from the Executive Bonus Pool are made in February following the measurement year.
In any year, if the return on equity achieved by HSBC Finance Corporation is less than the designated threshold set by the Compensation Committee, no bonus will be paid under the Executive Bonus Pool. In 2006, IFRS Management Basis net income of $2,562 million was required to achieve a 12% return on average common stockholder’s equity. In January 2007, the Compensation Committee provided advisory recommendations for awards under the Executive Bonus Pool based upon preliminary 2006 results. In early February it was determined that the return on average stockholder’s equity threshold was not met and the bonus pool was not funded. However, the Compensation Committee recommended and the HSBC CEO subsequently agreed that certain executives should receive a discretionary bonus award equal to the amount that would have been paid if the Executive Bonus Pool had been funded. REMCO ratified these payments at a meeting held on March 1, 2007. This decision was based upon several factors, including the need to ensure the continuity of management following the resignation of Mr. Mehta, performance within the areas of responsibility of the individuals, recognition that the executives to receive payments were not responsible for the events that led to the failure to meet the return on average stockholder’s equity threshold and that the executive management team of HSBC Finance Corporation was to receive reduced long-term equity based awards as a result of the disappointing consolidated performance of HSBC Finance Corporation. As a result, Messrs. Detelich, Menezes and Robin received discretionary bonus awards in February 2007.
Under the Executive Bonus Plan, Messrs. Mehta, Detelich, Menezes and Robin shared several common quantitative financial and operating performance objectives for the consolidated results of HSBC Finance Corporation. Those objectives are set out below, but because the average stockholder’s equity threshold was not met and no award could be made under the Executive Bonus Plan, these objectives were not specifically considered in making the discretionary bonus awards to Messrs. Detelich, Menezes and Robin.
Those corporate objectives for 2006 were:
Objective

•	Profit Before Tax
•	Net Income
•	Return on Equity
•	Receivables Growth
•	Revenue Growth
•	Expense Growth
•	Efficiency Ratio
•	The greater of: Reserves to Charge-offs and Reserves to Non-performing Loans
•	Net Charge-off
Messrs. Mehta, Detelich and Menezes had additional common quantitative goals, Mr. Mehta’s relating to the consolidated results of HSBC Finance Corporation shown above, while Mr. Detelich’s were measured on the performance of the Consumer Lending business and Mr. Menezes’ were based upon the performance of both the Credit Card Services and Retail Services businesses. The quantitative goals for each were:

•	Business Net Income
•	Business Revenue
•	Business Expense Growth

•	Business Net Charge-off
•	Business Two-Month-and-Over Delinquency
•	Business Return on Managed Assets

Messrs. Mehta, Detelich, Menezes and Robin shared a common qualitative objective to leverage capabilities across businesses by initiating or supporting cross business initiatives that created revenue, leveraging talent across businesses and sharing and supporting the execution of best practices among HSBC North America businesses and/or adopting a best practice.
Management Incentive Program The Management Incentive Program is an annual cash incentive plan that uses quantitative and qualitative goals to motivate employees who have a significant role in the corporation that do not participate in the Executive Bonus Plan. The quantitative objectives may include meeting revenue and/or receivable targeted growth, a targeted loss reserve ratio, a targeted equity to managed assets ratio, a targeted earnings per share, reduction in expenses and charge-offs by specified percentages, specified net income and operating efficiency ratios for HSBC Finance Corporation and/or the executive’s respective business unit, and an increase in the number of our products used by each customer. The quantitative objectives often coincide with those of executives participating in the Executive Bonus Pool. Qualitative objectives may include key strategic business initiatives or projects for the executive’s respective business unit. Award opportunity and payouts are determined as a percentage of base salary and are based on comparison to other internal comparable positions (internal equity) and external market practices. Cash incentive awards under the Management Incentive Program are paid in February of the year following the measurement year.
Ms. Sibblies participated in the Management Incentive Program in 2006. A discussion of the quantitative and qualitative objectives for Ms. Sibblies, and the performance against those goals can be found below under the heading Compensation of Officers Reported in the Summary Compensation Table – Chief Financial Officer Compensation.
Long-term Incentives
Long-term incentive compensation is awarded through grants of HSBC equity instruments. The purpose of equity-based incentives is to help HSBC Finance Corporation attract and retain outstanding employees and to promote the growth and success of our business over a period of time by aligning the financial interests of these employees with HSBC’s shareholders. Historically, equity incentives were awarded through stock options and restricted share grants.
All stock options granted prior to November 2002 vested in full upon the merger of HSBC Finance Corporation and HSBC, and options granted in November 2002 have subsequently vested in full. From the time of the merger in March 2003 to 2005, options on HSBC ordinary shares were granted to certain executives and restricted shares to others. The awarded options have an exercise price equal to the greater of the average market value of HSBC ordinary shares on the five business days prior to the grant of the option and the market value of HSBC ordinary shares on the grant date. Option without a performance condition typically vest in 3, 4 or 5 equal installments based on continued employment and expire ten years from the grant date. However, certain options awarded to key executives had a “total shareholder return” performance vesting condition and only vest if and when the condition is satisfied. No stock options were granted to executive officers in 2005 or 2006 in conjunction with HSBC’s philosophical shift on the form of equity based compensation.
Awards of restricted shares is another form of long-term incentive compensation utilized to compensate and incent our employees. When restricted shares are granted to an executive officer, the underlying shares are held in a trust for the benefit of the employee and are released only after the defined vesting conditions are met at the end of the holding period. While in such trust, dividend equivalents are paid on all underlying shares of restricted stock at the same rate paid to ordinary shareholders. The dividend equivalents are paid in the form of additional shares for awards made after 2004 and in cash paid to the executive for all prior awards.
There are three types of restricted shares used by HSBC: those with a time vesting condition awarded to recognize significant contribution to HSBC Finance Corporation (“Achievement Shares”), those with time and performance-based vesting conditions (“Performance Shares”), and those with a time vesting condition for retention purposes (“Retention Awards”). Achievement Shares are awarded to key executives as part of the annual pay review process in recognition of past performance and to further motivate and retain executives. The amount granted is based on general guidelines established by REMCO which include a percentage of base pay, position within HSBC Finance Corporation and potential for growth. Performance Shares are awarded to key executives whose performance can have a direct impact on HSBC’s consolidated results and in 2006, within HSBC Finance Corporation, only the Chief Executive Officer and certain of his direct reports received such awards. Retention Awards have typically not been granted on an annual basis but rather have been granted on an as needed basis. No Retention Awards were granted to executive officers in 2006.
As described above, Performance Shares are awarded to an executive and vesting of those shares is based on achievement of defined levels of future performance of HSBC. Performance Shares are divided into two equal parts subject to distinct performance conditions measured over a three year period. A total shareholder return award, which accounts for 50% of each Performance Share award, will vest in whole or in part (based on a sliding scale of 0% to 100%) depending upon how the growth in HSBC’s share value, plus declared dividends, compares to the average shareholder return of a defined competitor group which for 2006 grants was comprised of 28 major banking institutions including: ABN AMRO Holding N.V., Banco Bilbao Vizcaya Argentaria, S.A., Banco Santander Central Hispano S.A., Bank of America Corporation, The Bank of New York Company, Inc., Barclays PLC, BNP Paribas S.A., Citigroup, Inc., Credit Agricole SA, Credit Suisse Group, Deutsche Bank AG, HBOS plc, JP Morgan Chase, Lloyds TSB Group plc, Mitsubishi Tokyo Financial Group Inc., Mizuho Financial Group Inc., Morgan Stanley, National Australia Bank Limited, Royal Bank of Canada, The Royal Bank of Scotland Group plc, Société Générale, Standard Chartered PLC, UBS AG, Unicredito Italiano, US Bancorp, Wachovia Corporation, Wells Fargo & Company and Westpac Banking Corporation.
The earnings per share award accounts for 50% of each Performance Share award and is measured using a defined formula based on HSBC’s earnings per share growth over the three-year period as compared to the base-year earnings per share, which is earnings per share for the year prior to the year the Performance Shares are granted. None of the earnings per share Performance Shares will vest unless a minimum earnings per share is reached at the end of three years.
REMCO maintains discretion to determine that a Performance Share award will not vest unless REMCO is satisfied that HSBC’s financial performance has shown sustained improvement since the date of the award. REMCO may also waive, amend or relax performance conditions if it believes the performance conditions have become unfair or impractical and believes it appropriate to do so. Due to the probability of one or both of the performance conditions not being met in part or in full, grants of Performance Shares are for a greater number of shares than Achievement Share grants. The expected value of Performance Shares is equal to 44% of the face value. Additional information concerning the conditions to vesting of Performance Share awards is contained in Footnote 2 to the Grants of Plan Based Awards table on page 200.
Compensation of Officers Reported in the Summary Compensation Table
Below is a summary of the factors that affected the compensation earned by the executive officers listed in the Summary Compensation Table in 2006. In determining the compensation of each of our executives, management and the Compensation Committee evaluated competitive levels of compensation for officers managing operations or functions of similar size and complexity and the importance of retaining executives with the strategic, leadership and financial skills to ensure our continued growth and success and their potential for assumption of additional responsibilities.
Chief Executive Officer Compensation
On February 15, 2007, Mr. Mehta resigned as the Chief Executive Officer of HSBC Finance Corporation. Until that time, he participated in the same programs and generally received compensation based on the same factors as the other executive officers. However, Mr. Mehta’s overall compensation level reflected his greater degree of policy- and decision-making authority, his higher level of responsibility with respect to the strategic direction of HSBC Finance Corporation and his ultimate responsibility for our financial and operational results.
In January 2006, the Compensation Committee made an advisory recommendation to REMCO that Mr. Mehta’s base salary be increased by $100,000 to its 2006 annualized level of $1,000,000. In reviewing Mr. Mehta’s base salary, the Compensation Committee considered competitive compensation levels and found Mr. Mehta’s then current base salary was below the 50th percentile among similarly-placed executives in each of the surveys considered, including a survey of our Comparator Group. The raise placed his base salary at the 50th percentile of the Comparator Group. REMCO approved the increase in Mr. Mehta’s base salary in February 2006.
Also in January 2006, the Compensation Committee made an advisory recommendation that Mr. Mehta receive a grant of Performance Shares valued at $4,000,000. The recommendation reflected the Compensation Committee’s view of the value of his long-term contribution to, and leadership of HSBC Finance Corporation, HSBC North America Holdings Inc. and HSBC as it seeks to expand the consumer finance business to appropriate markets worldwide. The recommendation further reflected the Compensation Committee’s desire to retain Mr. Mehta and to incent continued exceptional performance. On January 23, 2006, REMCO met and considered the proposed equity based awards for all HSBC executives and awarded Mr. Mehta Performance Shares with a grant date value of $4,000,010. In making the award, REMCO also considered internal equity of compensation paid to management peers within HSBC and its subsidiaries and external benchmarking as described above.
As discussed above, Mr. Mehta’s maximum cash performance-based incentive opportunity for 2006 was 20% of the Executive Bonus Pool, or $7,240,000. Under his employment agreement (discussed below), Mr. Mehta was entitled to a bonus guaranteed to be not less than $1,875,000. At a January 2007 meeting, the Compensation Committee established Mr. Mehta’s Annual Cash Incentive Based Award at $1,875,000. In establishing that recommendation, the Compensation Committee considered the overall results of HSBC Finance Corporation for 2006 and the impact of the performance of the Mortgage Services business. However, due to the disappointing results of the Mortgage Services business, Mr. Mehta voluntarily waived his right to a guaranteed bonus under his employment agreement.
Other compensation paid to Mr. Mehta in 2006, including perquisites such as a car allowance and life insurance premiums, was consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.
Mr. Mehta had an employment agreement which was scheduled to expire on March 28, 2008. Pursuant to his agreement, Mr. Mehta was to serve as Chairman and Chief Executive Officer of HSBC Finance Corporation and also Chief Executive Officer of HSBC North America Holdings Inc. The terms of that agreement are summarized below.
As stated above, Mr. Mehta resigned as of February 15, 2007. The terms of the severance arrangements agreed with Mr. Mehta will be described in HSBC Finance Corporation’s 2007 Form 10-K.
During the term of the employment agreement, Mr. Mehta was entitled to receive an annual base salary (which as of January 1, 2006 was increased to $1 million), and an annual bonus of at least $1,875,000 (75 percent of the annual average of his bonus earned in 2003, 2004 and 2005). During the term of the agreement, Mr. Mehta was eligible to participate in any equity-based incentive compensation plan or program of HSBC as in effect from time to time for similarly situated senior executives of HSBC Finance Corporation, as approved by REMCO. In addition, during the term of the agreement, Mr. Mehta was eligible to participate in the various retirement, medical, disability and life insurance plans, programs and arrangements in accordance with the terms of HSBC Finance Corporation’s benefit plans.
Under the terms of the employment agreement, if Mr. Mehta’s employment was terminated by HSBC Finance Corporation other than for “cause” or disability, or he resigned for “good reason,” subject to his execution of a general release in favor of HSBC Finance Corporation and its affiliates, Mr. Mehta was to continue to receive his base salary and annual bonus described above as if he had remained employed until March 28, 2008. In addition, to the extent permitted under the terms of the applicable plans, Mr. Mehta’s welfare benefits, umbrella liability insurance and automobile and financial counseling allowances were to continue until March 28, 2008, unless he became eligible to participate in similar plans of another employer prior to that date.
In 2003 and 2005, Mr. Mehta was awarded Retention Awards of HSBC restricted shares with values of $5 and $8 million, respectively, in each case based on the closing price of HSBC ordinary shares as of the date of the grant. The 2003 award was to vest in five equal installments on March 28 of each year through 2008. The 2005 award was to vest in five equal installments on March 26 of each year through 2010. Each award was to vest in full upon termination of Mr. Mehta’s employment by HSBC Finance Corporation other than for cause or , with respect to the 2003 award, by Mr. Mehta due to a material breach by HSBC Finance Corporation of Mr. Mehta’s employment agreement, or with respect to the 2005 award, by Mr. Mehta for good reason.
Chief Financial Officer Compensation
The Chief Financial Officer of HSBC Finance Corporation, Ms. Beverley A. Sibblies, participates in general benefits available to officers of the corporation and the Management Incentive Program. Her cash compensation is determined by Mr. Mehta upon recommendation of the Chief Financial Officer of HSBC North America Holdings Inc. in consultation with Human Resources executives. As with all executives, REMCO has authority over Ms. Sibblies’ Achievement Share awards.
Ms. Sibblies’ base salary in 2006 was $375,000. Ms. Sibblies was promoted to Chief Financial Officer in September 2005 and received a salary increase reflective of her increased responsibilities at that time. Based upon that increase and review of comparator data, she did not receive a salary increase in 2006.
Ms. Sibblies’ cash incentive compensation under the Management Incentive Program is determined based upon satisfaction of quantitative and qualitative objectives that provide for a target cash award equal to 75% of her base salary, up to a maximum of 150% of base salary. Ms. Sibblies’ cash incentive compensation required satisfaction of objectives that included: the corporation achieving a targeted net income goal, leveraging talent and promoting collaboration among HSBC North America management, support of diversity initiatives, effective implementation of SOX 404 internal controls testing and documentation, development of mentoring, talent management and succession planning programs within the Corporate Finance function, design and implementation of enhancements to accounting processes, oversight of improved clarity of financial disclosures, and development of accounting staff through participation in HSBC finance training programs. Management assessed Ms. Sibblies’ and HSBC Finance Corporation’s performance against the objectives and found that there was complete or substantial satisfaction of each. Ms. Sibblies was awarded cash incentive compensation equal to 145% of her base salary, or $543,750, which was paid to her in February 2007.
In March 2006, Ms. Sibblies was granted Achievement Shares with a grant date value of $500,000, which vest in three years and have no performance conditions. This reflected management’s recognition of the value of her contribution to and leadership of HSBC Finance Corporation, HSBC’s desire to retain Ms. Sibblies and to incent outstanding performance.
Other compensation paid to Ms. Sibblies, including perquisites such as life insurance premiums, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.
Mr. Thomas M. Detelich’s Compensation
In 2006, Mr. Detelich’s base salary remained the same as 2005, at $650,000. For 2006, the Compensation Committee reviewed competitive compensation levels and found Mr. Detelich’s then current cash compensation level was above the 50th percentile among similarly-placed executives in our Comparator Group. In keeping with the goal of maintaining executive base salaries in the 50th percentile, it did not recommend an increase to his salary.
On January 23, 2006, REMCO approved the Compensation Committee’s advisory recommendation that Mr. Detelich receive Performance Shares with a grant date value of $1,775,687. The award is subject to three-

year performance vesting conditions. The vesting criteria of the Performance Shares is set out in Footnote 2 to the Grants and Plan-based Awards Table on page 200. The grant reflects REMCO’s view of the value of Mr. Detelich’s expected long-term contribution to and leadership of HSBC North America, and HSBC’s desire to retain Mr. Detelich and incent exceptional performance.
As discussed above, Mr. Detelich’s maximum cash incentive under the 2006 Executive Bonus Pool was 12% of the available Bonus Pool, or $4,344,000. Based upon preliminary results of HSBC Finance Corporation, the Compensation Committee made an advisory recommendation that Mr. Detelich receive a bonus of $2 million. The Compensation Committee made the award recommendation in recognition of excellent results within the Consumer Lending business in 2006. In considering Mr. Detelich’s award, the Compensation Committee considered Mr. Detelich’s individual performance, demonstrated leadership, future potential, adherence to HSBC’s ethical standards and the ability to leverage capabilities across businesses. REMCO agreed with the Compensation Committee’s assessment and approved the award. However, in early February 2007 it was determined that the return on average stockholder’s equity threshold was not met and the Executive Bonus Pool was not funded. As a result, Mr. Detelich was not entitled to an award under the plan. Subsequently, the Compensation Committee recommended and the HSBC CEO agreed that Mr. Detelich should receive a discretionary bonus award in the amount of $2 million. REMCO ratified these payments at a meeting held on March 1, 2007. This award was made in recognition of the need to ensure the continuity of management following the resignation of Mr. Mehta, superior performance of the Consumer Lending operations under Mr. Detelich’s management and recognition that Mr. Detelich had no responsibility for the events that led to the failure to meet the return on average stockholder’s equity threshold and the fact that Mr. Detelich’s equity award was reduced as a result of the disappointing consolidated performance of HSBC Finance Corporation.
Other compensation paid to Mr. Detelich, including perquisites such as life insurance premiums, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.
Mr. Walter G. Menezes’ Compensation
In February 2006, in recognition of his assumption of responsibility of the Card Services and Retail Services businesses, Mr. Menezes’ base salary increased by $50,000 to its current level of $650,000. To determine Mr. Menezes’ base salary, the Compensation Committee reviewed competitive compensation levels and found Mr. Menezes’ then current cash compensation level fell below the 50th percentile among similarly-placed executives in our Comparator Group. The Compensation Committee also considered that Mr. Menezes’ base salary was below Mr. Detelich’s who the Compensation Committee deemed to have comparable responsibilities. REMCO concurred with the Compensation Committee’s assessment and, as a result, his base salary was increased.
On January 23, 2006, REMCO approved the Compensation Committee’s advisory recommendation that Mr. Menezes receive Performance Shares with a grant date value of $1,775,687. The award is subject to three-year performance vesting conditions. The vesting criteria of the Performance Shares is set out in Footnote 2 of the Grants and Plan-based Awards Table on page 200. The grant reflects REMCO’s view of the value of Mr. Menezes’ expected long-term contribution to and leadership of HSBC North America, and HSBC’s desire to retain Mr. Menezes and incent exceptional performance.
As discussed above, Mr. Menezes’ maximum cash incentive under the 2006 Executive Bonus Pool was 12% of the available Bonus Pool, or $4,344,000. Based upon preliminary results of HSBC Finance Corporation, the Compensation Committee made an advisory recommendation that Mr. Menezes receive a bonus of $2 million. The Compensation Committee made the award recommendation in recognition of excellent results within the Credit Card and Retail Services businesses in 2006. In considering Mr. Menezes’ award, the Compensation Committee considered Mr. Menezes’ individual performance, demonstrated leadership, future potential, adherence to HSBC’s ethical standards and the ability to leverage capabilities across businesses. REMCO agreed with the Compensation Committee’s assessment and approved the award. However, in early February 2007 it was determined that the return on average stockholder’s equity threshold was not met and the Executive Bonus Pool was not funded. As a result, Mr. Menezes was not entitled to an award under the plan. Subsequently, the Compensation Committee recommended and the HSBC CEO agreed that

Mr. Menezes should receive a discretionary bonus award in the amount of $2 million. REMCO ratified these payments at a meeting held on March 1, 2007. This award was made in recognition of the need to ensure the continuity of management following the resignation of Mr. Mehta, superior performance of the Credit Card and Retail Services operations under Mr. Menezes’ management and recognition that Mr. Menezes had no responsibility for the events that led to the failure to meet the return on average stockholder’s equity threshold and the fact that Mr. Menezes’ equity award was reduced as a result of the disappointing consolidated performance of HSBC Finance Corporation.
Other compensation paid to Mr. Menezes, including perquisites such as life insurance premiums, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.
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
In addition, upon a qualifying termination following a change in control, Mr. Menezes will be entitled to continued welfare benefit coverage for 18 months after the date of termination, 18 months of additional age and service credit under HSBC North America’s tax-qualified and supplemental defined benefit retirement plans, and outplacement services. If any amounts or benefits received under the employment protection agreement or otherwise are subject to the excise tax imposed under section 4999 of the Internal Revenue Code, an additional payment will be made to restore Mr. Menezes to the after-tax position in which he would have been if the excise tax had not been imposed. However, if a small reduction in the amount payable would render the excise tax inapplicable, then this reduction will be made instead.
Mr. Kenneth H. Robin’s Compensation
In January 2006, Mr. Robin’s base salary remained the same as 2005, at $600,000. In making the decision to not increase Mr. Robin’s base salary, the Compensation Committee reviewed competitive compensation levels and found Mr. Robin’s base salary was above the 50th percentile among similarly-placed executives in our Comparator Group. In keeping with the goal of maintaining executive base salaries in the 50th percentile, it did not recommend an increase to his salary.
On January 23, 2006, REMCO approved the Compensation Committee’s advisory recommendation that Mr. Robin receive Performance Shares with a grant date value of $1,250,522. The award is subject to three-year performance vesting conditions. The vesting criteria of the Performance Shares is set out in Footnote 2 to the Grants and Plan-based Awards Table on page 200. The grant reflects REMCO’s view of the value of his long-term contribution to and leadership of HSBC North America and HSBC’s desire to retain Mr. Robin and to incent his performance.
As discussed above, Mr. Robin’s maximum cash incentive under the 2006 Executive Bonus Pool was 6% of the Available Bonus Pool, or $2,172,000. Based upon preliminary results of HSBC Finance Corporation, the Compensation Committee made an advisory recommendation that Mr. Robin receive a bonus of $1 million. The Compensation Committee made the award recommendation in recognition of the value of Mr. Robin’s strategic insight and his effective management of legal risk within the corporation. In considering Mr. Robin’s award, the Compensation Committee considered Mr. Robin’s individual performance, demonstrated leadership, future potential, adherence to HSBC’s ethical standards and the ability to leverage capabilities across businesses. REMCO agreed with the Compensation Committee’s assessment and approved the award. However, in early February 2007 it was determined that the return on average stockholder’s equity threshold was not met and the Executive Bonus Pool was not funded. As a result, Mr. Robin was not entitled to an award under the plan. Subsequently, the Compensation Committee recommended and the HSBC CEO agreed that Mr. Robin should receive a discretionary bonus award in the amount of $1 million. REMCO ratified these payments at a meeting held on March 1, 2007. This award was made in recognition of the need to ensure the continuity of management following the resignation of Mr. Mehta and recognition that Mr. Robin had no responsibility for the events that led to the failure to meet the return on average stockholder’s equity threshold and the fact that Mr. Robin’s equity award was reduced as a result of the disappointing consolidated performance of HSBC Finance Corporation.
Other compensation paid to Mr. Robin, including perquisites such as life insurance premiums, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.
Compensation Committee Interlocks and Insider Participation
The primary purpose of the Compensation Committee is to assist the Board of Directors in discharging its responsibilities related to the compensation of the Chief Executive Officer of HSBC Finance Corporation and the officers that are direct reports to the Chief Executive Officer and such other officers as may be designated by the Board of Directors. The Compensation Committee is currently comprised of the following directors: George A. Lorch (Chair), William R. P. Dalton, Gary G. Dillon and Cyrus F. Freidheim, Jr. (ex-officio member).
No member of the Compensation Committee served as an officer or employee of HSBC Finance Corporation in 2006. Due to Mr. Dalton’s prior service as Director and executive officer of HSBC, which terminated on May 28, 2004, Mr. Dalton is not considered an independent Director of HSBC Finance Corporation. Additional information with regard to the Compensation Committee is contained in the section of this Form 10-K entitled Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance.
Compensation Committee Report
We, the Compensation Committee of the Board of Directors of HSBC Finance Corporation, have reviewed and discussed the Compensation Discussion and Analysis (“2006 CD&A”) set forth above with management, and based on such review and discussion, have recommended to the Board of Directors that the 2006 CD&A be included in this Annual Report on Form 10-K.

Compensation Committee
George A. Lorch (Chair)
William R. P. Dalton
Gary G. Dillon
Cyrus F. Freidheim, Jr. (ex-officio member)

Executive Compensation
The following tables and narrative text discuss the compensation awarded to, earned by or paid to (i) Mr. Mehta, who served as our Chief Executive Officer during 2006, (ii) Ms. Sibblies, who served as our Chief Financial Officer during 2006 and (iii) our three other most highly compensated executive officers who served as executive officers, all as of December 31, 2006.
SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and
						Non-equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	$(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)

Siddharth N. Mehta	2006	$984,615	$-	$3,684,906	$1,575,292	$-	$351,288	$290,962	$6,887,063
Chairman & Chief Executive Officer

Beverley A. Sibblies	2006	$375,000	$-	$216,824	$-	$543,750	$17,269	$54,303	$1,207,146
Senior Vice President – Chief Financial Officer

Thomas M. Detelich	2006	$650,000	$2,000,000	$2,069,519	$787,646	$-	$1,158,293	$162,774	$6,828,232
Group Executive, Consumer and Direct Lending

Walter G. Menezes	2006	$642,308	$2,000,000	$1,476,173	$394,302	$-	$1,311,749	$151,568	$5,976,100
Group Executive, Card Services

Kenneth H. Robin	2006	$600,000	$1,000,000	$1,889,505	$787,646	$-	$1,070,148	$134,791	$5,482,090
Senior Executive Officer, General Counsel and Corporate Secretary

(1)	The amounts disclosed for Messrs., Detelich, Menezes and Robin represent the discretionary incentive bonus relating to 2006 performance but paid in February 2007.

(2)	The values reflected in the table above are the amounts of compensation expense amortized in 2006 for accounting purposes under FAS 123R for outstanding restricted stock grants made in the years 2003, 2004, 2005 and 2006. A portion of the expense reflected for Messrs. Mehta, Detelich, Menezes and Robin relates to Performance Shares granted in 2005 and 2006 that will vest in whole or in part three years from the date of grant if all or some of the performance conditions are met as follows: 50% of the award is subject to a total shareholder return measure (“TSR”) against a comparator group. HSBC Finance Corporation’s comparator group is comprised of U.S.-based organizations that compete with us for business, customers, and executive talent. The Performance Share comparator group includes: ABN AMRO Holding N.V., Banco Bilbao Vizcaya Argentaria, S.A., Banco Santander Central Hispano S.A., Bank of America Corporation, The Bank of New York Company, Inc., Barclays PLC, BNP Paribas S.A., Citigroup, Inc., Credit Agricole SA, Credit Suisse Group, Deutsche Bank AG, HBOS plc, JP Morgan Chase, Lloyds TSB Group plc, Mitsubishi Tokyo Financial Group Inc., Mizuho Financial Group Inc., Morgan Stanley, National Australia Bank Limited, Royal Bank of Canada, The Royal Bank of Scotland Group plc, Société Générale, Standard Chartered PLC, UBS AG, Unicredito Italiano, US Bancorp, Wachovia Corporation, Wells Fargo & Company and Westpac Banking Corporation. Depending on HSBC’s ranking against the comparator group at the end of the performance period, the TSR portion of the grant may vest on a sliding scale from 100% to 0%. The remaining 50% of the award is subject to satisfaction of an earnings per share measure (“EPS”) and may vest based on an incremental EPS percentage in accordance with a defined formula. If the aggregate incremental EPS is less than 24%, the EPS portion will be forfeited and if it is 52% or more, the EPS component will vest in full. We have reduced the amount of expense related to the Performance Shares that would have been recorded by 50% due to the probability of a 0% vest on the TSR portion and a 100% vest on the EPS portion for both years 2005 and 2006. HSBC Finance Corporation records expense over the three year period based on the fair value which is 100% of the face value on the date of the award. The remaining grants are non- performance-based awards and are subject to various time vesting conditions as disclosed in the footnotes to the Outstanding Equity Awards at Fiscal Year End Table and will be released as long as the named executive officer is still in the employ of HSBC Finance Corporation at the time of vesting. HSBC Finance Corporation records expense based on the fair value over the vesting period which is 100% of the face value on the date of the award. Dividend equivalents, in the form of cash or additional shares, are paid on all underlying shares of restricted stock at the same rate as paid to ordinary share shareholders.

(3)	HSBC and HSBC Finance Corporation’s current philosophy is to reward executive officers with restricted shares, called “Achievement Shares” or “Performance Shares”. HSBC last issued stock options to HSBC Finance Corporation’s named executive officers in 2004. The amounts reflected above are the amounts of compensation expense amortized in 2006 for accounting purposes under FAS 123R for outstanding stock option grants made in 2002 and 2003. The methodology of the valuation of these options was based on a Black-Scholes model for each of the respective years. The stock option grant made to certain named executive officers in 2004 is performance-based with 100% of the condition tested on Total Shareholder Return in 2007. The amount of compensation expense amortized in 2006 for accounting purposes under FAS 123R has been excluded from the amounts shown above due to the probability of the performance condition not being satisfied. The performance condition will be subject to a re-test in 2008, and again in 2009, and must be satisfied in order for the shares to vest.

(4)	The amount disclosed for Ms. Sibblies represents the incentive bonus earned in 2006 but paid in February 2007 under the Management Incentive Program.

(5)	The HSBC-North America (U.S.) Retirement Income Plan (“RIP”) and the Household Supplemental Retirement Income Plan (“SRIP”) are described under Savings and Pension Plans on page 206.
Increase in values by plan for each participant are: Mr. Mehta – $26,541 (RIP), $324,747 (SRIP); Ms. Sibblies – $4,725 (RIP), $12,544 (SRIP); Mr. Detelich – $43,845 (RIP), $1,114,448 (SRIP); Mr. Menezes – $72,502 (RIP), $1,239,247 (SRIP); Mr. Robin – $75,017 (RIP) $995,131 (SRIP).

(6)	Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes such items as financial planning services, physical exams, club initiation fees, expatriate benefits, and car allowances. The following itemizes benefits that individually or in the aggregate for each executive officer exceeds $10,000: Car allowances for Messrs. Mehta and Robin were $11,000 each in 2006. Messrs. Detelich and Menezes and Ms. Sibblies are not eligible for a car allowance. Personal use of aircraft for Mr. Mehta was $2,598, for Mr. Detelich was $1,922 and for Mr. Menezes was $4,844. Club Dues and Membership Fees for Mr. Mehta in 2006 was $11,000. Personal use of Corporate Apartment was $720 for Mr. Detelich and $1,800 for Mr. Menezes in 2006. Personal use of Corporate Limo for Mr. Mehta was $8,000. Financial Counseling for Messrs. Mehta, Detelich and Menezes was $10,000, $3,500 and $8,000, respectively. Executive Tax Services for Mr. Robin in 2006 was $4,000. Executive Physical expenses for Mr. Mehta was $1,527, for Mr. Menezes was $691 and for Ms. Sibblies was $1,428. Messrs. Mehta, Detelich, Menezes and Robin each received Executive Umbrella Liability Coverage in the amount of $10 million at a cost of $1,850 for 2006.
The total in the All Other Compensation column also includes life insurance premiums paid by HSBC Finance Corporation in 2006 for the benefit of executives as follows: Mr. Mehta, $5,910; Mr. Detelich, $7,782; Mr. Menezes, $17,844; Mr. Robin, $12,941 and Ms. Sibblies, $3,375. All Other Compensation also includes HSBC Finance Corporation’s contribution for the named executive officer’s participation in the HSBC-North America (U.S.) Tax Reduction Investment Plan (“TRIP”) and the Supplemental Household International Tax Reduction Investment Plan (“STRIP”) in 2006 as follows: Mr. Mehta, $239,077; Mr. Detelich, $147,000; Mr. Menezes, $116,538; Mr. Robin, $105,000 and Ms. Sibblies, $49,500.
TRIP and STRIP are described under Savings and Pension Plans – Deferred Compensation Plans on page 207.

GRANTS OF PLAN-BASED AWARDS TABLE

										All Other
								All Other Stock		Option Awards:	Grant Date
		Estimated Future Payouts Under Non-Equity			Estimated Future Payouts Under Equity			Awards:		Number of	Fair Value
		Incentive Plan Awards(1)			Incentive Plan Awards(2)			Number of		Securities	of Stock
								Shares of Stock		Underlying	and Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units		Options	Awards
Name	Grant Date	($)	($)	($)	(#)(4)	(#)	(#)	(#)		(#)	($)(3)

Siddharth N. Mehta	3/6/06	0	N/A	$7,240,000	66,657	N/A	222,189	N/A		N/A	$4,000,010
Chairman & Chief Executive Officer

Beverley A. Sibblies	3/31/06	0	$281,250	$562,500	N/A	N/A	N/A	29,513	(5)	N/A	$500,000	(5)
Senior Vice President - Chief Financial Officer

Thomas M. Detelich	3/31/06	0	N/A	$4,344,000	30,254	N/A	100,848	N/A		N/A	$1,775,687
Group Executive, Consumer and Direct Lending

Walter G. Menezes	3/31/06	0	N/A	$4,344,000	30,254	N/A	100,848	N/A		N/A	$1,775,687
Group Executive, Card Services and Retail Services

Kenneth H. Robin	3/31/06	0	N/A	$2,172,000	21,356	N/A	71,187	N/A		N/A	$1,250,522
Senior Executive Officer, General Counsel and Corporate Secretary

(1)	Messrs. Mehta, Detelich, Menezes and Robin participate in the Executive Bonus Pool. As discussed in the 2006 CD&A, this plan is an annual cash incentive plan that is comprised mainly of corporate and business quantitative goals and qualitative goals. For 2006, the quantitative goals were not met and therefore no awards were made under this plan. Ms. Sibblies participates in the Management Incentive Program. As discussed in the 2006 CD&A, the Management Incentive Program is an annual cash incentive plan that is comprised of both quantitative and qualitative individual, business unit or company objectives which are determined at the beginning of the year with each objective being assigned a target and maximum payout based upon a percentage of base salary. The percentage of target and maximum payout is determined by the market data for the position the executive officer holds and will not change unless the executive officer changes into a position which has a different target and maximum payout. Typically the maximum payout is a 1x, 2x or 3x multiplier of target. Ms. Sibblies’ actual award for 2006 was $543,750.

(2)	Reflects the award of Performance Shares granted to Messrs. Mehta, Detelich, Menezes and Robin. As discussed in the 2006 CD&A and in Footnote 2 to the Summary Compensation Table, Performance Shares are subject to two performance conditions, each of which trigger potential payout of 50% of the aggregate award: the first objective is based upon Total Shareholder Return (“TSR”) and the second objective is based upon earnings per share (“EPS”), both measured over a three year performance period. TSR means the growth in share value and declared dividend income on the shares, measured in Sterling, during the three year performance period and is based on HSBC’s ranking against a comparator group of 28 major banks as listed on page 192. The calculation of the share price component within HSBC’s TSR will be the average market price over the 20 dealing days commencing on the day when HSBC’s annual results are announced with the end point being the average market price over the 20 dealing days commencing on the day on which the annual results of HSBC are announced three years later. The TSR portion of the award will vest on a sliding scale based on HSBC’s relative ranking against the comparator group at the end of the three year period. If HSBC is ranked 1st through 7th the vesting percentage will be 100%. If HSBC is ranked 8th through 14th, the vesting percentage will fall by 10% per rank. If HSBC is ranked 15th through 28th, the vesting percentage will be zero. The percentage of the TSR which will vest is defined in the following formula:

I(X-Z) x (A-B)J + B
(Y-Z)
where:
X = the TSR performance of HSBC
Z = the TSR performance of the bank immediately below X
Y = the TSR performance of the bank immediately above X
A = the vesting percentage linked to the ranking of Y as detailed above
B = the vesting percentage linked to the ranking of Z as detailed above

The second performance condition is based upon EPS, which for purposes of awarding Performance Shares is the profit, excluding goodwill amortization attributable to shareholder’s return, divided by the weighted average number of shares in issue and held outside HSBC during the performance year. The base measure will be the EPS for the financial year preceding that in which the award is made. EPS will then be compared over the three consecutive financial years commencing with the year in which the award is made. Incremental EPS will be calculated by expressing, as a percentage of the EPS of the base year, the difference in each year of the measurement period between the EPS of that year and the EPS of the base year. These percentages will be aggregated to arrive at the total incremental EPS for the measurement period. The percentage of the EPS objective that will vest will be in accordance with the following formula: 30+2.5(X-24) where: 30% is the minimum proportion of the EPS objective which may vest and X is the aggregate incremental EPS from the base year to the end of the measurement period between and including 24% and 52%. If the aggregate incremental EPS in accordance with the formula is less than 24% then the EPS objective will be forfeited and if it is more than 52% then the EPS objective will vest in full.

(3)	The total grant date fair value reflected for Mr. Mehta is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 6, 2006 (the date of grant) of GBP9.909706 and converted into U.S. dollars using the GBP exchange rate as of the time of funding the grant (1.816677). The total grant date fair value reflected for Messrs. Detelich, Menezes and Robin and Ms. Sibblies is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 31, 2006 (the date of grant) of GBP9.6697 and converted into U.S. dollars using the GBP exchange rate as of the time of funding the grant (1.816677).

(4)	As described in Footnote 2 above, the executives could receive no awards under the equity incentive plan. However, the numbers presented under “Threshold” represent the minimum awards the executives could receive if the minimum (i.e., 30%) of either of the performance conditions is met.

(5)	Reflects the award of Achievement Shares granted to Ms. Sibblies, which award consists of shares of restricted stock that vest in full at the end of a three year period from the date of grant. The award amount of Achievement Shares is based on the executive officer’s position within the organization, base salary, performance rating and scope for growth. At the executive level, officers eligible to receive Achievement Shares are eligible for awards ranging from 50% up to 300% of base salary. For both plans, additional shares are awarded in amounts equivalent to the same dividend rate on ordinary shares.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

								Stock Awards

Option Awards													Equity
											Equity		Incentive Plan
				Equity							Incentive Plan		Awards:
				Incentive							Awards:		Market or
				Plan Awards:							Number of		Payout Value
	Number of		Number of	Number of				Number of		Market Value	Unearned		of Unearned
	Securities		Securities	Securities				Shares or		of Shares or	Shares, Units		Shares, Units
	Underlying		Underlying	Underlying				Units of		Units of Stock	or Other		or Other
	Unexercised		Unexercised	Unexercised		Option	Option	Stock That		That Have	Rights That		Rights That
	Options (#)		Options (#)	Unearned		Exercise	Expiration	Have Not		Not	Have Not		Have Not
Name	Exercisable		Unexercisable	Options (#)		Price ($)	Date	Vested (#)		Vested ($)(1)	Vested (#)		Vested ($)(1)

Siddharth N. Mehta	802,500	(2)	0	-		$17.08	06/15/08	-		-	-		-
Chairman & Chief Executive Officer	358,450	(2)	0	-		$13.71	11/09/08	-		-	-		-
	331,700	(2)	0	-		$16.96	11/08/09	-		-	-		-
	401,250	(2)	0	-		$18.40	11/13/10	-		-	-		-
	535,000	(2)	0	-		$21.37	11/12/11	-		-	-		-
	535,000	(2)	0	-		$10.66	11/20/12	-		-	-		-
	306,000	(3)	102,000	-		GBP9.1350	11/03/13	-		-	-		-
	-		-	204,000	(4)	GBP8.2830	04/30/14	-		-	-		-
	-		-	-		-	-	188,562	(5)	$3,437,485	-		-
	-		-	-		-	-	403,308	(6)	$7,352,305	-		-
	-		-	-		-	-	-		-	190,079	(7)	$3,465,140
	-		-	-		-	-	-		-	222,189	(8)	$4,050,505

Beverley A. Sibblies	-		-	-		-	-	29,513	(9)	$538,022	-		-
Senior Vice President - Chief Financial Officer	-		-	-		-	-	29,936	(10)	$545,733	-		-

Thomas M. Detelich	53,500	(2)	0	-		$13.71	11/09/08	-		-	-		-
Group Executive, Consumer and Direct Lending	60,188	(2)	0	-		$16.96	11/08/09	-		-	-		-
	66,875	(2)	0	-		$18.40	11/13/10	-		-	-		-
	93,625	(2)	0	-		$21.37	11/12/11	-		-	-		-
	267,500	(2)	0	-		$10.66	11/20/12	-		-	-		-
	153,000	(3)	51,000	-		GBP9.1350	11/03/13	-		-	-		-
	-		-	102,000	(4)	GBP8.2830	04/30/14	-		-	-		-
	-		-	-		-	-	141,421	(5)	$2,578,105
	-		-	-		-	-	201,654	(6)	$3,676,152
	-		-	-		-	-	-		-	95,040	(7)	$1,732,579
	-		-	-		-	-	-		-	100,848	(8)	$1,838,459

Walter G. Menezes	48,150	(2)	0	-		$13.71	11/09/08	-		-	-		-
Group Executive, Card Services	66,875	(2)	0	-		$16.96	11/08/09	-		-	-		-
	74,900	(2)	0	-		$18.40	11/13/10	-		-	-		-
	107,000	(2)	0	-		$21.37	11/12/11	-		-	-		-
	107,000	(2)	0	-		$10.66	11/20/12	-		-	-		-
	112,500	(3)	37,500	-		GBP9.1350	11/03/13	-		-	-		-
				150,000	(4)	GBP8.2830	04/30/14	-		-	-		-
	-		-	-		-	-	44,584	(11)	$812,766	-		-
	-		-	-		-	-	201,654	(6)	$3,676,152	-		-
	-		-	-		-	-	-		-	95,040	(7)	$1,732,579
	-		-	-		-	-	-		-	100,848	(8)	$1,838,459

Kenneth H. Robin	160,500	(2)	-	-		$16.96	11/08/09	-		-	-		-
Senior Executive Officer, General Counsel and Corporate Secretary	200,625	(2)	-	-		$18.40	11/13/10	-		-	-		-
	240,750	(2)	-	-		$21.37	11/12/11	-		-	-		-
	66,875	(2)	-	-		$10.66	11/20/12	-		-	-		-
	153,000	(3)	51,000			GBP9.1350	11/03/13	-		-	-		-
	-		-	102,000	(4)	GBP8.2830	04/30/14	-		-	-		-
	-		-	-		-	-	63,017	(12)	$1,148,800	-		-
	-		-	-		-	-	-		-	76,032	(7)	$1,386,063
	-		-	-		-	-	-		-	71,187	(8)	$1,297,739

(1)	The market value of the shares on December 29, 2006 was GBP9.31 and the exchange rate from GBP to U.S. dollars was 1.958, which equates to a U.S. dollars share price of $18.23 per share.

(2)	Reflects fully vested options.

(3)	Seventy-five percent of this award vested on November 3, 2006. The remaining 25% of the award will vest on November 3, 2007.

(4)	This award will vest in full, subject to satisfaction of performance conditions, on the third anniversary of the date of grant, which was April 30, 2004. If the performance conditions are not satisfied on the third anniversary, the performance conditions will be re-tested on the fourth and fifth anniversaries of the date of grant. If the performance conditions are not met on the fifth anniversary of the date of grant, the options will be forfeited.

(5)	Twenty percent of this award vested on each of March 31, 2004, March 31, 2005 and March 31, 2006. Twenty percent of this award will vest on each of March 30, 2007 and May 31, 2008.

(6)	Twenty percent of this award vested on May 26, 2006. Twenty percent of this award will vest on each of May 25, 2007, May 26, 2008, May 26, 2009 and May 26, 2010.

(7)	These awards will vest in part or in full on March 31, 2008 if performance conditions are met.

(8)	These awards will vest in part or in full on March 31, 2009 if performance conditions are met.

(9)	This award vests in full on March 31, 2008.

(10)	This award vests in full on March 31, 2009.

(11)	Thirty-three percent of this award vested on February 14, 2006 and 33% vested on February 14, 2007. The remaining 34% will vest on February 14, 2008.

(12)	Fifty percent of this award vested on May 26, 2006. The remaining 50% will vest on May 25, 2007.

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards			Stock Awards

	Number of Shares		Value Realized	Number of Shares		Value Realized
	Acquired on Exercise		on Exercise	Acquired on Vesting		on Vesting
Name	(#)		($)(1)	(#)(2)		($)(1)(2)

Siddharth N. Mehta	0		0	214,935	(3)	$3,692,196
Chairman & Chief Executive Officer

Beverley A. Sibblies	0		0	0		0
Senior Vice President – Chief Financial Officer

Thomas M. Detelich	0		0	134,861	(4)	$2,311,557
Group Executive, Consumer and Direct Lending

Walter G. Menezes	48,150	(5)	$175,489	74,968	(6)	$1,292,504
Group Executive, Card Services

Kenneth H. Robin	660,725	(7)	$3,885,272	120,092	(8)	$2,065,621
Senior Executive Officer, General Counsel and Corporate Secretary

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise/release and the exchange rate from GBP to U.S. dollars on the date of settlement.

(2)	Includes the release of additional awards accumulated over vesting period.

(3)	Includes the release of 94,280 shares granted on April 15, 2003 and 100,827 shares granted on May 26, 2005. Remaining shares are release of additional awards accumulated over the vesting period.

(4)	Includes the release of 71,710 shares granted on April 15, 2003 and 50,413 shares granted on May 26, 2005. Remaining shares are release of additional awards accumulated over the vesting period.

(5)	Includes exercise of stock options granted on November 10, 1997.

(6)	Includes the release of 22,291 shares granted on February 14, 2003 and 50,413 shares granted on May 26, 2005. Remaining shares are release of additional awards accumulated over the vesting period.

(7)	Includes the exercise of 120,375 stock options granted on November 11, 1996, 200,625 stock options granted on November 20, 2002, 160,500 stock options granted on November 10, 1997 and 179,225 stock options granted on November 9, 1998.

(8)	Includes the release of 47,141 shares granted on April 15, 2003 and 63,016 shares granted on May 26, 2005. Remaining shares are release of additional awards accumulated over the vesting period.

PENSION BENEFITS

				Payments
		Number of	Present Value of	During Last
		Years Credited	Accumulated Benefit	Fiscal Year
Name	Plan Name(4)	Service	($)	($)

Siddharth N. Mehta	RIP-Household New	8.5	$133,162	$0
Chairman & Chief Executive Officer	SRIP-Household New	8.5	$1,729,179

Beverley A. Sibblies(1)	RIP-Account Based	2.2	$12,453	$0
Senior Vice President – Chief Financial Officer	SRIP-Account Based	2.2	$16,252

Thomas M. Detelich	RIP-Household New	30.4	$401,208	$0
Group Executive, Consumer and Direct Lending	SRIP-Household New	30.4	$3,713,123

Walter G. Menezes(2)	RIP-Household New	10.2	$363,478	$0
Group Executive, Card Services	SRIP-Household New	10.2	$2,720,078

Kenneth H. Robin(3)	RIP-Household Old	17.1	$965,551	$0
Senior Executive Officer, General Counsel and Corporate Secretary	SRIP-Household Old	17.1	$6,270,582

(1)	Not yet vested; will be vested upon completion of three years of eligible service which is expected to occur in the second half of 2007.

(2)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with value of $418,305 (RIP) and $3,138,082 (SRIP).

(3)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with value of $1,186,386 (RIP) and $7,734,619 (SRIP).

(4)	Plans described under Savings and Pension Plans on page 206.

Savings and Pension Plans
Retirement Income Plan (RIP)
The HSBC-North America (U.S.) Retirement Income Plan (“RIP”) is a non-contributory, defined benefit pension plan for employees of HSBC North America and its U.S. subsidiaries who are at least 21 years of age with one year of service and not part of a collective bargaining unit. Benefits are determined under a number of different formulas that vary based on year of hire and employer.
Supplemental Retirement Income Plan (SRIP)
The Household Supplemental Retirement Income Plan (“SRIP”) is a non-qualified retirement plan that is designed to provide benefits that are precluded from being paid to legacy Household employees by the RIP due to legal constraints applicable to all qualified plans. For example, the maximum amount of compensation during 2006 that can be used to determine a qualified plan benefit is $220,000, and the maximum annual benefit commencing at age 65 in 2006 is $175,000. SRIP benefits are calculated without regard to these limits. The resulting benefit is then reduced by the value of qualified benefits payable by RIP so that there is no duplication of payments. Benefits are paid in a lump sum for retired executives covered by a Household Old, Household New, or Account Based Formula.
Formulas for Calculating Benefits
Household Old Formula: Applies to executives who were hired prior to January 1, 1990 by Household International, Inc. The benefit at age 65 is determined under whichever formula, A or B below, provides the higher amount.

A.	The normal retirement benefit at age 65 is the sum of (i) 51% of average salary that does not exceed the integration amount and (ii) 57% of average salary in excess of the integration amount. For this purpose, the integration amount is an average of the Social Security taxable wage bases for the 35 year period ending with the year of retirement. The benefit is reduced pro rata for executives who retire with less than 15 years of service. If an executive has more than 30 years of service, the benefit percentages in the formula, (the 51% and 57%) are increased 1/24 of 1 percentage point for each month of service in excess of 30 years, but not more than 5 percentage points. The benefit percentages are reduced for retirement prior to age 65.

B.	The normal retirement benefit at age 65 is determined under (a) below, limited to a maximum amount determined in (b):

a.	55% of average salary, reduced pro rata for less than 15 years of service, and increased 1/24 of 1 percentage point for each month in excess of 30 years, but not more than 5 percentage points; the benefit percentage of 55% is reduced for retirement prior to age 65.

b.	The amount determined in (a) is reduced as needed so that when added to 50% of the primary Social Security benefit, the total does not exceed 65% of the average salary. This maximum is applied for payments following the age at which full Social Security benefits are available.
Both formulas use an average of salaries for the 48 highest consecutive months selected from the 120 consecutive months preceding date of retirement; for this purpose, salary includes total base wages and bonuses.
For executives who were participants on January 1, 1978, had attained age 35 and had at least 10 years of employment, the minimum normal retirement benefit is 55% of final average salary. For this purpose, salary does not include bonuses and the average is based on 60 consecutive months, rather than 48.
Executives who are at least age 50 with 15 years of service or at least age 55 with 10 years of service may retire before age 65, in which case the benefits are reduced.

Household New Formula: Applies to executives who were hired after December 31, 1989, but prior to January 1, 2000, by Household International, Inc. The normal retirement benefit at age 65 is the sum of (i) 51% of average salary that does not exceed the integration amount and (ii) 57% of average salary in excess of the integration amount. For this purpose, salaries include total base wages and bonuses and are averaged over the 48 highest consecutive months selected from the 120 consecutive months preceding date of retirement. The integration amount is an average of the Social Security taxable wage bases for the 35 year period ending with the year of retirement. The benefit is reduced pro rata for executives who retire with less than 30 years of service. If an executive has more than 30 years of service, the percentages in the formula, (the 51% and 57%) are increased 1/24 of 1 percentage point for each month of service in excess of 30 years, but not more than 5 percentage points. Executives who are at least age 55 with 10 or more years of service may retire before age 65 in which case the benefit percentages (51% and 57%) are reduced.
Account Based Formula: Applies to executives who were hired by Household International Inc. after December 31, 1999. It also applies to executives who were hired by HSBC Bank USA, National Association after December 31, 1996 and became participants in the Retirement Income Plan on January 1, 2005, or were hired by HSBC after March 28, 2003. The formula provides for a notional account that accumulates 2% of annual salary for each calendar year of employment. For this purpose, salary includes total base wages and bonuses. At the end of each calendar year, interest is credited on the notional account using the value of the account at the beginning of the year. The interest rate is based on the lesser of average yields for 10-year and 30-year Treasury bonds during September of the preceding calendar year. The notional account is payable at termination of employment for any reason after three years of service although payment may be deferred to age 65.
Provisions Applicable to All Formulas: The amount of salary used to determine benefits is subject to an annual maximum that varies by calendar year. The limit for 2006 is $220,000. The limit for years after 2006 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50% continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Household Old, Household New or Account Based Formula may elect a lump sum form of payment (spousal consent is needed for married executives).
Present Value of Accumulated Benefits
For the Account Based formula: The value of the notional account balances currently available on December 31, 2006.
For other formulas: The present value of benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under SFAS 87 with respect to HSBC Finance Corporation’s audited financial statements for the period ending December 31, 2006. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2006.
Deferred Compensation Plans
Tax Reduction Investment Plan HSBC North America maintains the HSBC-North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis, up to 40% (15% if highly compensated) of the participant’s cash compensation (subject to a maximum annual pre-tax contribution by a participant of $15,000, as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.

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
Supplemental Tax Reduction Investment Plan HSBC North America also maintains the Supplemental Household International Tax Reduction Investment Plan (“STRIP”) which is an unfunded plan for eligible employees of HSBC Finance Corporation and its participating subsidiaries whose participation in TRIP is limited by the Internal Revenue Code. Only matching contributions required to be made by us pursuant to the basic TRIP formula are invested in STRIP through a credit to a bookkeeping account maintained by us which deems such contributions to be invested in equity or income funds selected by the participant.
Non-Qualified Deferred Compensation Plan HSBC North America Holdings Inc. maintains a Non-Qualified Deferred Compensation Plan for the highly compensated employees in the organization, including executives of HSBC Finance Corporation. The named executive officers are eligible to contribute up to 80% of their salary and/or cash bonus compensation in any plan year. Participants are required to make an irrevocable election with regard to an amount or percentage of compensation to be deferred and the timing and manner of future payout. Two types of distributions are permitted under the plan, either a scheduled in-service withdrawal which must be scheduled at least 2 years after the end of the plan year in which the deferral is made, or payment upon termination of employment. For either the scheduled in-service withdrawal or payment upon termination, the participant may elect either a lump sum payment or if the participant has made at least $25,000 of contributions and has over 10 years of service, he may request installment payments over 10 years. Due to the unfunded nature of the plan, participant elections are deemed investments whose gains or losses are calculated by reference to actual earnings of the investment choices. The deemed investment choices are reviewed on a periodic basis by the Investment Committee for the Plan which consists of members chosen by the Board or Directors or Chief Executive Officer of HSBC North America Holdings Inc. and are chosen based on a conservative mix of funds and currently include Van Kampen Real Estate Securities – A Shares, Oppenheimer Global – A Shares, AIM Small Cap Growth – Class A, HSBC Investor Small Cap Equity – Class Y, Fidelity Advisor Mid Cap Stock – Class A, Dreyfus S&P 500 Index, HSBC Investor Growth & Income – Class Y, HSBC Investor Fixed Income – Class Y and HSBC Investor Money Market – Class Y. In order to provide the participants with the maximum amount of protection under an unfunded plan, a Rabbi Trust has been established where the participant contributions are segregated from the general assets of HSBC Finance Corporation. The Investment Committee for the plan endeavors to invest the contributions in a manner consistent with the participant’s deemed elections reducing the likelihood of an underfunded plan.

NONQUALIFIED DEFINED CONTRIBUTION
AND OTHER NONQUALIFIED DEFERRED COMPENSATION PLANS

		Supplemental
	NonQualified	Tax
	Deferred	Reduction
	Compensation	Investment
	Plan(1)	Plan(2)
	Executive	Registrant	Aggregate	Aggregate		Aggregate
	Contributions	Contributions	Earnings	Withdrawals/		Balance
Name	in 2006 ($)	in 2006 ($)	in 2006 ($)	Distributions ($)		at 2006 ($)

Siddharth N. Mehta	0	$228,077	$203,181	0		$2,063,650
Chairman & Chief Executive Officer
Beverley A. Sibblies	0	$38,500	$2,375	0		$41,507
Senior Vice President – Chief Financial Officer
Thomas M. Detelich	0	$136,000	$257,694	$193,424	(3)	$3,050,292
Group Executive, Consumer and Direct Lending
Walter G. Menezes	0	$105,538	$150,742	0		$1,723,722
Group Executive, Card Services
Kenneth H. Robin	0	$94,000	$55,238	0		$986,539
Senior Executive Officer, General Counsel and Corporate Secretary

(1)	The NonQualified Deferred Compensation Plan is described under Savings and Pension Plans on page 206. The executive officers have made contributions to the plan, but elected not to make contributions in 2006.

(2)	The Supplemental Tax Reduction Investment Plan (STRIP) is described under Savings and Pension Plans on page 206. Company contributions are invested in STRIP through a credit to a bookkeeping account, which deems such contributions to be invested in equity or income mutual funds selected by the participant. For this purpose, compensation includes amounts that would be compensation but for the fact they were deferred under the terms of the HSBC North America Non-Qualified Deferred Compensation Plan. Distributions are made in a lump sum upon termination of employment.

(3)	Amount represents a scheduled in-service withdrawal from the HSBC Non-Qualified Deferred Compensation Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
Siddharth N. Mehta

					Involuntary			Voluntary
					Not for			for Good				Change in
Executive Benefits and Payments	Voluntary			Normal	Cause		For Cause	Reason				Control
Upon Termination	Termination	Disability		Retirement	Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary	–	–		–	$1,250,000	(1)	–	$1,250,000	(1)	–		–
Short Term Incentive	–	–		–	$2,343,750	(1)	–	$2,343,750	(1)	–		–
Long Term Incentive
Performance Shares(6)	–	$3,033,958	(2)	—	$3,033,958	(2)	–	$3,033,958	(2)	$7,515,646	(3)	$3,033,958	(2)
Stock Options:
Unvested and Accelerated	–	–		–	$446,145	(4)	–	$446,145	(4)	$446,145	(4)	–
Restricted Stock(6):
Unvested and Accelerated	–	–		–	$10,789,790	(5)	–	$10,789,790	(5)	$10,789,790	(5)	–
Benefits and Perks
Healthcare	–	–		–	$28,336		–	$28,336		–		–
Life Insurance	–	–		–	$1,800		–	$1,800		–		–
Company Car and Driver	–	–		–	$13,750		–	$13,750		–		–
Financial Planning	–	–		–	$20,000		–	$20,000		–		–
Aircraft Usage	–	–		–	–		–	–		–		–
Umbrella Liability	–	–		–	$3,700		–	$3,700		–		–

(1)	Mr. Mehta has an employment agreement which stipulates that he will receive his current salary and 75% of the average of his bonus in the years 2003, 2004 and 2005 from the date of termination through March 28, 2008. The figures above assume a termination date of December 31, 2006.

(2)	The figures above represent the pro-rata portion of the Performance Shares, assuming “good leaver” status is granted by REMCO, that would vest three years from the date of grant assuming a termination date of December 31, 2006 and the performance conditions being met on a 100% basis, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006. For an explanation of the performance conditions please refer to Footnote 2 of the Grants of Plan-Based Awards Table.

(3)	The figure above represents a full vest of the Performance Shares that would vest three years from the date of grant assuming a termination date of December 31, 2006 and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(4)	In the event of death, the figure represents accelerated vesting of 100% of the outstanding, unvested stock options assuming the difference between the strike price and the fair market value of HSBC ordinary shares on December 29, 2006. The amounts represent outstanding unvested stock options that would continue to vest according to schedule, if REMCO approves such continued vesting, if a termination was involuntary not for cause or voluntary for good reason, and assumes the satisfaction of all applicable performance conditions.

(5)	The figures above represent a full vest of the outstanding restricted shares assuming a termination date of December 31, 2006 and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(6)	Does not include additional awards accumulated through December 31, 2006, the assumed date of termination.

Beverley Sibblies

					Involuntary			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal	Not for Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement	Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary	-	-		-	$187,500	(1)	-	-		-		-
Short Term Incentive	-	-		-	$562,500	(1)	-	-		-		-

Long Term Incentive
Restricted Stock:(4)
Unvested and Accelerated	-	$450,279	(2)	-	$450,279	(2)	-	$450,279	(2)	$1,083,755	(3)	$450,279	(2)

(1)	Under the terms of the HSBC Severance Policy, Ms. Sibblies will receive 26 weeks of her current salary upon separation from the company and a pro-rata amount of her earned bonus. The figures above represent the bonus payment at maximum assuming a termination date of December 31, 2006.

(2)	The figures above represent accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2006 and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(3)	The figure above represents a full vest of the outstanding restricted shares assuming a termination date of December 31, 2006 and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(4)	Does not include additional awards accumulated through December 31, 2006, the assumed date of termination.
Thomas Detelich

		Early			Involuntary			Voluntary for				Change in
Executive Benefits and	Voluntary	Retirement/		Normal	Not for Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement	Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary	-	-		-	$650,000	(1)	-	-		-		-
Short Term Incentive	-	-		-	$2,000,000	(1)	-	-		-		-

Long Term Incentive
Performance Shares(6)	-	$1,470,286	(2)	-	$1,470,286	(2)	-	$1,470,286	(2)	$3,571,038	(3)	$1,470,286	(2)
Stock Options:
Unvested and Accelerated	-	-		-	$222,583	(4)	-	$222,583	(4)	$222,583	(4)
Restricted Stock:(6)
Unvested and Accelerated	-	-		-	$6,254,257	(5)	-	$6,254,257	(5)	$6,254,257	(5)	-

(1)	Under the terms of the HSBC Severance Policy, Mr. Detelich will receive 52 weeks of his current salary upon separation from the company and a pro-rata amount of his earned bonus. The figures above represent the bonus payment earned in 2006 assuming a termination date of December 31, 2006.

(2)	The figures above represent the pro-rata portion of the Performance Shares, assuming “good leaver” status is granted by REMCO, that would vest three years from the date of grant assuming a termination date of December 31, 2006 and the performance conditions being met on a 100% basis, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006. For an explanation of the performance conditions please refer to Footnote 2 of the Grants of Plan-Based Awards Table.

(3)	The figure above represents a full vest of the Performance Shares that would vest three years from the date of grant assuming a termination date of December 31, 2006 and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(4)	In the event of death, the figure represents accelerated vesting of 100% of the outstanding, unvested stock options assuming the difference between the strike price and the fair market value of HSBC ordinary shares on December 29, 2006. The amounts represent outstanding unvested stock options that would continue to vest according to schedule, if REMCO approves such continued vesting, if a termination was involuntary not for cause or voluntary for good reason, and assumes the satisfaction of all applicable performance conditions.

(5)	The figures above represent a full vest of the outstanding restricted shares assuming a termination date of December 31, 2006 and assuming “good leaver” status is granted by REMCO. The figures are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(6)	Does not include additional awards accumulated through December 31, 2006, the assumed date of termination.

Walter G. Menezes

		Early			Involuntary			Voluntary Good				Change in
Executive Benefits and Payments	Voluntary	Retirement/		Normal	Not for Cause		For Cause	Reason				Control
Upon Termination	Termination	Disability		Retirement	Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary	–	–		–	$450,000	(1)	–	–		–		$975,000	(1)
Short Term Incentive	–	–		–	$2,000,000	(1)	–	–		–		$3,250,000	(1)

Long Term Incentive
Performance Shares(9)	–	$1,470,286	(2)	–	$1,470,286	(2)	–	$1,470,286	(2)	$3,571,038	(3)	$1,470,286	(2)
Stock Options:
Unvested and Accelerated	–	–		–	$314,479	(4)	–	$314,479	(4)	$314,479	(4)	–
Restricted Stock:(9)
Unvested and Accelerated	–	–		–	$4,488,918	(5)	–	$4,488,918	(5)	$4,488,918	(5)	–

Benefits and Perks
Incremental Retirement Benefit	–	–		–	–		–	–		–		$1,572,547	(6)
Post Retirement Health Care	–	–		–	–		–	–		–		–
Healthcare	–	–		–	–		–	–		–		$17,046	(7)
Life Insurance	–	–		–	–		–	–		–		$157,680	(8)

(1)	See description of Mr. Menezes’ Employment Protection Agreement on page 196. Under the terms of the HSBC Severance Policy, Mr. Menezes will receive 36 weeks of his current salary upon separation from the company and a pro-rata amount of his earned bonus. The figures above represent the bonus payment earned in 2006 assuming a termination date of December 31, 2006.

(2)	The figures above represent the pro-rata portion of the Performance Shares, assuming “good leaver” status is granted by REMCO, that would vest three years from the date of grant assuming a termination date of December 31, 2006 and the performance conditions being met on a 100% basis, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006. For an explanation of the performance conditions please refer to Footnote 2 of the Grants of Plan-Based Awards Table.

(3)	The figure above represents a full vest of the Performance Shares that would vest three years from the date of grant assuming a termination date of December 31, 2006 and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(4)	In the event of death, the figure above represents accelerated vesting of 100% of the outstanding, unvested stock options assuming the difference between the strike price and the fair market value of HSBC ordinary shares on December 29, 2006. The amounts represent outstanding unvested stock options that would continue to vest according to schedule, if REMCO approves such continued vesting, if a termination was involuntary not for cause or voluntary for good reason, and assumes the satisfaction of all applicable performance conditions.

(5)	The figures above represent a full vest of the outstanding restricted shares assuming a termination date of December 31, 2006 and assuming “good leaver” status is granted by REMCO. The figures are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(6)	Mr. Menezes has an employment agreement providing an additional 18 months of service and pay toward his retirement benefit. He would be entitled to an additional $10,733 per month if a termination due to a change in control occurred on December 31, 2006. The present value of this benefit was determined by HSBC Finance Corporation’s actuaries to be $1,572,547.

(7)	Mr. Menezes has an employment agreement providing an additional 18 months of healthcare coverage for himself and his family with a total value of $13,256 if a termination due to a change in control occurred on December 31, 2006. The value of this healthcare is calculated based on the medical plan’s COBRA rates. In addition, Mr. Menezes’ agreement provides for annual physicals at the company’s expense throughout the 18 month period. The value of two physicals is $3,790. This value is based on a rate negotiated through HSBC Finance Corporation’s executive physical program.

(8)	Mr. Menezes’ employment agreement provides for $2 million of life insurance coverage for himself for 18 months, if a termination due to a change in control occurred on December 31, 2006, with a total value of $157,680. This value is based on the cost to convert the company-provided group life insurance to an individual policy for 18 months.

(9)	Does not include additional awards accumulated through December 31, 2006, the assumed date of termination.

Kenneth H. Robin

		Early			Involuntary			Voluntary for				Change in
Executive Benefits and	Voluntary	Retirement/		Normal	Not for Cause		For Cause	Good Reason				Control
Payment Upon Termination	Termination	Disability		Retirement	Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary	–	–		–	$392,308	(1)	–	–		–		–
Short Term Incentive	–	–		–	$1,000,000	(1)	–	–		–		–
Long Term Incentive
Performance Shares(6)	–	$1,132,472	(2)	–	$1,132,472	(2)	–	$1,132,472	(2)	$2,683,802	(3)	$1,132,472	(2)
Stock Options:
Unvested and Accelerated	–	–		–	$222,583	(4)	–	$222,583	(4)	$222,583	(4)	–
Restricted Stock(6):
Unvested and Accelerated	–	–		–	$1,148,800	(5)	–	$1,148,800	(5)	$1,148,800	(5)	–

(1)	Under the terms of the HSBC Severance Policy, Mr. Robin will receive 34 weeks of his current salary upon separation from the company and a pro-rata amount of his earned bonus. The figures above represent the bonus payment earned in 2006 assuming a termination date of December 31, 2006

(2)	The figures above represent the pro-rata portion of the Performance Shares, assuming “good leaver” status is granted by REMCO, that would vest three years from the date of grant assuming a termination date of December 31, 2006 and the performance conditions being met on a 100% basis and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006. For an explanation of the performance conditions please refer to Footnote 2 of the Grants of Plan-Based Awards Table.

(3)	The figure above represents a full vest of the Performance Shares that would vest three years from the date of grant assuming a termination date of December 31, 2006 and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(4)	In the event of death, the figure represents accelerated vesting of 100% of the outstanding, unvested stock options assuming the difference between the strike price and the fair market value of HSBC ordinary shares on December 29, 2006. The amounts represent outstanding unvested stock options that would continue to vest according to schedule, if REMCO approves such continued vesting, if a termination was involuntary not for cause or voluntary for good reason, and assumes the satisfaction of all applicable performance conditions.

(5)	The figures above represent a full vest of the outstanding restricted shares assuming a termination date of December 31, 2006 and assuming “good leaver” status is granted by REMCO. The figures are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(6)	Does not include additional awards accumulated through December 31, 2006, the assumed date of termination.

Director Compensation
The following table and narrative text discusses the compensation awarded to, earned by or paid to our Directors in 2006.
DIRECTOR COMPENSATION

				Change in
				Pension Value
				and Nonqualified
	Fees Earned	Stock	Option	Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Total
Name	Cash(1)	($)(2)	($)(3)	Earnings	($)(4)	($)

William R. P. Dalton	$170,000	—	—	—	0	$170,000
Gary G. Dillon	$185,000	—	—	—	$1,850	$186,850
J. Dudley Fishburn	$170,000	—	—	—	0	$170,000
Cyrus F. Freidheim, Jr.	$232,000	—	—	—	$45,819	$277,819
Robert K. Herdman	$195,000	—	—	—	0	$195,000
Alan W. Jebson(5)	—	—	—	—	—	—
George A. Lorch	$185,000	—	—	—	$2,570	$187,570
Siddharth N. Mehta(5)	—	—	—	—	—	—
Larree M. Renda	$200,000	—	—	—	$1,850	$201,850

(1)	In 2006, the non-management Directors of HSBC Finance Corporation received an annual cash retainer of $170,000 (with the exception of Mr. Freidheim, who as Chair of the Executive Committee receives a retainer of $182,000). In addition to the Board retainer, Mr. Dillon received an additional $15,000 for his membership in the Audit Committee, Mr. Lorch received an additional $15,000 as Chair of the Compensation Committee, Ms. Renda received an additional $15,000 as Chair of the Nominating & Governance Committee, and an additional $15,000 for her membership on the Audit Committee, Mr. Herdman received an additional $25,000 as Chair of the Audit Committee, and Mr. Freidheim received an additional $50,000 as the Lead Director and Chair of the Executive Committee. HSBC Finance Corporation does not pay additional compensation for committee membership or meeting attendance fees to its Directors. Directors who are employees of HSBC Finance Corporation or any of its affiliates do not receive additional compensation related to their Board service. In February 2006, the Board reviewed its directors’ compensation scheme relative to other same sized financial and professional service organizations and determined to make no changes to the current compensation structure.

Directors have the ability to defer up to 100% of their annual retainers and/or fees into the HSBC-North America Directors Non-Qualified Deferred Compensation Plan. Under this plan, pre-tax dollars may be deferred with the choice of receiving payouts while still serving HSBC Finance Corporation according to a schedule established by the Director at the time of deferral or a distribution after leaving the Board in either lump sum, quarterly or annual installments. For 2006, Mr. Dillon deferred 100% of his retainer and Audit Committee fees.

(2)	HSBC Finance Corporation does not grant stock awards to its non-management directors nor do any portion of employee directors stock awards reflect services related to the Board. Prior to the merger with HSBC, non-management Directors could elect to receive all or a portion of their cash compensation in shares of common stock of Household International, Inc., defer it under the Deferred Fee Plan for Directors or purchase options to acquire common stock (as reflected in Footnote 3 below). Under the Deferred Fee Plan, Directors were permitted to invest their deferred compensation in either units of phantom shares of the common stock of HSBC Finance Corporation (then called Household International, Inc.), with dividends credited toward additional stock units, or cash, with interest credited at a market rate set under the plan. Prior to 1995, HSBC Finance Corporation offered a Directors’ Retirement Income Plan where the present value of each Director’s accrued benefit was deposited into the Deferred Phantom Stock Plan for Directors. Under the Deferred Phantom Stock Plan, Directors with less than ten years of service received 750 phantom shares of common stock of Household International, Inc. annually during the first ten years of service as a Director. In January 1997, the Board eliminated this and all future Director retirement benefits. All payouts to Directors earned under the Deferred Phantom Stock Plan will be made only when a Director leaves the Board due to death, retirement or resignation and will be paid in HSBC ordinary shares either in a lump sum or in installments as selected by the Director. Following the acquisition, all rights to receive common stock of Household International, Inc. under both plans described above were converted into rights to receive HSBC ordinary shares. In May 2004, when the plans were rolled into a non-qualified deferred compensation plan for Directors, those rights were revised into rights to receive American Depository Shares in HSBC ordinary shares, each of which represents five ordinary shares. No new shares may be issued under the plans. As of December 31, 2006, 14,452 American Depository Shares were held in the deferred compensation plan account for Directors. Specifically, Messrs. Dillon, Fishburn, and Lorch held 7,578, 810, and 6,038 American Depository Shares, respectively, and Ms. Renda held 26 American Depository Shares.

(3)	HSBC Finance Corporation does not grant stock option awards to its non-management directors. As referenced in Footnote 2 above, as of December 31, 2006, 326,351 Stock Options were outstanding which were granted pursuant to the historical Directors Deferred Fee Plan. Specifically, Messrs. Dillon, Fishburn, and Lorch held options to purchase 69,550, 90,950 and 125,726 HSBC ordinary shares respectively, and Ms. Renda held options to purchase 40,125 HSBC ordinary shares.

(4)	Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes such items as personal use of aircraft and a corporate apartment. The following itemizes benefits to our Directors in 2006: Personal use of Corporate Apartment by Mr. Lorch was $720 in 2006. None of our directors had personal use of the corporate aircraft or limousine for 2006. All Other Compensation for Mr. Freidheim includes $43,969 in quarterly scheduled deferred compensation disbursements. We provide each Director with $250,000 of accidental death and dismemberment insurance and a $10,000,000 personal excess liability insurance policy for which the company paid premium is $1,850 per annum for each participating director. Under HSBC Finance Corporation’s Matching Gift Program, for all directors elected prior to 2005, we match charitable gifts to qualified organizations (subject to a maximum of $10,000 per year), with a double match for the first $500 donated to higher education institutions (both public and private) and eligible non-profit organizations which promote neighborhood revitalization or economic development for low and moderate income populations. Each current independent Director may ask us to contribute up to $10,000 annually to charities of the Director’s choice which qualify under our philanthropic program.

(5)	Employee Directors do not derive any compensation from their Board service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners
HSBC Finance Corporation’s common stock is 100% owned by HSBC Investments (North America) Inc. (“HINO”). HINO is an indirect wholly owned subsidiary of HSBC.
Security Ownership by Management

The following table lists the beneficial ownership, as of January 31, 2007, of HSBC ordinary shares or interests in ordinary shares and Series B Preferred Stock of HSBC Finance Corporation by each director and the executive officers named in the Summary Compensation Table on page 198, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than 1% of the ordinary shares of HSBC and the Series B Preferred Stock of HSBC Finance Corporation.

			HSBC Shares	HSBC
	Number of		That May Be	Restricted				Series B
	Shares		Acquired Within	Shares				Preferred of
	Beneficially		60 Days By	Released		Number of	Total HSBC	HSBC
	Owned of HSBC		Exercise of	Within		Ordinary Share	Ordinary	Finance
	Holdings plc(1)(2)		Options(4)	60 Days(5)		Equivalents(6)	Shares	Corporation

Directors
William R. P. Dalton	106,679		-	-		-	106,679	-
Gary G. Dillon	218,050		69,550	-		37,890	325,490	-
J. Dudley Fishburn	15,678		90,950	-		4,050	110,678	-
Douglas J. Flint	72,622		-	-		-	72,622	-
Cyrus F. Freidheim, Jr	-		-	-		-	-	-
Robert K. Herdman	-		-	-		-	-	-
George A. Lorch	13,605		125,726	-		30,190	169,521	-
Siddharth N. Mehta	268,976		3,269,900	107,912		61,120	3,707,908	-
Larree M. Renda	8,250		40,125	-		130	48,505	50	(3)
Michael R. P. Smith	145,029		-	37,873	(1)	-	182,902	-
Named Executive Officers
Beverley A. Sibblies	-		-	-		-	-	-
Thomas M. Detelich	-		694,688	80,934		4,109	779,731	-
Walter G. Menezes	128,108		516,425	22,291		-	666,824	-
Kenneth H. Robin	194,015		821,750	-		68,129	1,083,894	-
All directors and executive officers as a group	1,449,458	(7)	7,112,464	315,469		285,582	9,162,973	50

(1)	Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Mr. Dalton, 56,019; Mr. Lorch, 13,605; Ms. Renda, 8,250; Mr. Smith, 182,902; Mr. Robin, 1,070; other executive officers, 11,507; and Directors and executive officers as a group, 273,353.
(2)	Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.
(3)	Represents 2000 Depositary Shares, each representing one-fortieth of a share of 6.36% Non-Cumulative Preferred Stock, Series B.
(4)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation’s Directors and executive officers through April 1, 2007 pursuant to the exercise of stock options.
(5)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation’s Directors and executive officers through April 1, 2007 pursuant to the satisfaction of certain conditions.
(6)	Represents the number of ordinary share equivalents owned by executive officers under HSBC-North America (U.S.) Tax Reduction Investment Plan (TRIP) and HSBC North America Employee Non-Qualified Deferred Compensation Plan and by Directors under HSBC North America Directors Non-Qualified Deferred Compensation Plan. Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.
(7)	Of the amount of shares reported, 15,608 shares are pledged as security.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons
During our fiscal year ended December 31, 2006, HSBC Finance Corporation was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest, other than the agreements with Messrs. Mehta and Menezes described in Item 11. Executive Compensation – Compensation Discussion and Analysis – Compensation of Officers Reported in the Summary Compensation Table.
HSBC Finance Corporation maintains a written Policy for the Review, Approval or Ratification of Transactions with Related Persons which provides that any “Transaction with a Related Person” must be reviewed and approved or ratified in accordance with specified procedures. The term “Transaction with a Related Person” includes any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, in which (1) the aggregate dollar amount involved will or may be expected to exceed $120,000 in any calendar year, (2) HSBC Finance Corporation or any of its subsidiaries is, or is proposed to be, a participant, and (3) a director or an executive officer, or a member of the immediate family of a director or an executive officer, has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). The following are specifically excluded from the definition of Transaction with a Related Person:

•	compensation paid to directors and executive officers reportable under rules and regulations promulgated by the Securities and Exchange Commission;
•	transactions with other companies if the only relationship of the director, executive officer or family member to the other company is as an employee (other than an executive officer), director or beneficial owner of less than 10 percent of such other company’s equity securities;
•	charitable contributions, grants or endowments by HSBC Finance Corporation or any of its subsidiaries to charitable organizations, foundations or universities if the only relationship of the director, executive officer or family member to the organization, foundation or university is as an employee (other than an executive officer) or a director;
•	transactions where the interest of the director, executive officer or family member arises solely from the ownership of HSBC Finance Corporation’s equity securities and all holders of such securities received or will receive the same benefit on a pro rata basis;
•	transactions where the rates or charges involved are determined by competitive bids; and
•	transactions involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.
The policy requires each director and executive officer to notify the Office of the General Counsel in writing of any Transaction with a Related Person in which the director, executive officer or an immediate family member has or will have an interest and to provide specified details of the transaction. The Office of the General Counsel, through the Corporate Secretary, will deliver a copy of the notice to the Chair of the Nominating and Governance Committee of the Board of Directors. The Nominating and Governance Committee will review the facts of each proposed Transaction with a Related Person at each regularly scheduled committee meeting and approve, ratify or disapprove the transaction.
The vote of a majority of disinterested members of the Nominating and Governance Committee is required for the approval or ratification of any Transaction with a Related Person. The Nominating and Governance Committee may approve or ratify a transaction if the committee determines, in its business judgment, based on the review of all available information, that the transaction is fair and reasonable to, and consistent with the best interests of, HSBC Finance Corporation and its subsidiaries. In making this determination, the Nominating and Governance Committee will consider, among other things, (i) the business purpose of the transaction, (ii) whether the transaction is entered into on an arms-length basis and on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (iii) whether the interest of the director, executive officer or family member in the transaction is material and (iv) whether the transaction would violate any provision of the HSBC North America Holdings Inc.

Statement of Business Principles and Code of Ethics, the HSBC Finance Corporation Code of Ethics for Senior Financial Officers or the HSBC Finance Corporation Corporate Governance Standards, as applicable.
In any case where the Nominating and Governance Committee determines not to approve or ratify a transaction, the matter will be referred to the Office of the General Counsel for review and consultation regarding the appropriate disposition of such transaction including, but not limited to, termination of the transaction, rescission of the transaction or modification of the transaction in a manner that would permit it to be ratified and approved.
Director Independence
The HSBC Finance Corporation Corporate Governance Standards, together with the charters of committees of the Board of Directors, provide the framework for our corporate governance. Director independence is defined in the HSBC Finance Corporation Corporate Governance Standards which are based upon the rules of the New York Stock Exchange. The HSBC Finance Corporation Corporate Governance Standards are available on our website at www.hsbcusa.com or upon written request made to HSBC Finance Corporation, 2700 Sanders Road, Prospect Heights, Illinois 60070, Attention: Corporate Secretary.
According to the HSBC Finance Corporation Corporate Governance Standards, a majority of the members of the Board of Directors must be independent. The composition requirement for each committee of the Board of Directors is as follows:

Committee	Independence/Member Requirements

Audit Committee	Chair and all voting members
Compensation Committee	Chair and a majority of members
Nominating and Governance Committee	Chair and a majority of members
Executive Committee	100% independent directors and the Chairman and Chief Executive Officer
Messrs. Dillon, Freidheim, Herdman, Lorch and Ms. Renda are considered to be independent directors. Mr. Dalton served as Executive Director of HSBC until May 2004, Mr. Fishburn serves as chairman of the board of HFC Bank Ltd. and is a member of the board of HSBC Bank plc, Mr. Flint serves as Group Finance Director at HSBC and Mr. Smith is the President and Chief Executive Officer of the Hongkong and Shanghai Banking Corporation. Because of the positions held by Messrs. Dalton, Fishburn, Flint and Smith, they are not considered to be independent directors.
See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.
Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2006 and 2005 was $7,278,000 and $6,785,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees. The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2006 and 2005 was $1,453,000 and $1,272,000, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.
Tax Fees. Total fees billed by KPMG LLP for tax related services for the fiscal years ended December 31, 2006 and 2005 were $127,000 and $658,000, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible overassessment of interest and/or penalties.

All Other. Other than those fees described above, there were no other fees billed for services performed by KPMG LLP during the fiscal years ended December 31, 2006 and December 31, 2005.
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
Selected Quarterly Financial Data (Unaudited)
      (a)(2) Not applicable
      (a)(3) Exhibits.

3	(i)	Amended and Restated Certificate of Incorporation of HSBC Finance Corporation effective as of December 15, 2004, as amended (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed June 22, 2005 and Exhibit 3.1(b) of HSBC Finance Corporation’s Current Report on Form 8-K filed December 19, 2005).
3	(ii)	Bylaws of HSBC Finance Corporation, as amended December 14, 2006.
4.1		Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496 filed December 16, 2004).

4	.2*	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120495 and 333-120496 filed December 16, 2004).
4.3		The principal amount of debt outstanding under each other instrument defining the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. HSBC Finance Corporation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
12		Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
14		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of HSBC Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).
21		Subsidiaries of HSBC Finance Corporation.
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (included on page 220 of this Form 10-K).
31		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Ratings of HSBC Finance Corporation and its significant subsidiaries.
99.2		Explanation of Differences between U.K. GAAP and IFRSs, an excerpt from Footnote 46, “Transitions to IFRSs,” contained in HSBC Holdings Annual Report on Form 20-F for the year ended December 31, 2005.
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 5th day of March, 2007.

HSBC FINANCE CORPORATION

By:	/s/ Brendan P. McDonagh

Brendan P. McDonagh
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC Finance Corporation and in the capacities indicated on the 5th day of March, 2007.

Signature	Title

/s/ B.P. McDONAGH (B.P. McDonagh)	Chief Executive Officer (as Principal Executive Officer)

/s/ D.J. FLINT (D.J. Flint)	Chairman and Director

/s/ W. R. P. DALTON (W. R. P. Dalton)	Director

/s/ G. G. DILLON (G. G. Dillon)	Director

/s/ J. D. FISHBURN (J. D. Fishburn)	Director

/s/ C. F. FREIDHEIM, JR. (C. F. Freidheim, Jr.)	Director

/s/ R. K. HERDMAN (R. K. Herdman)	Director

/s/ G. A. LORCH (G. A. Lorch)	Director

Signature	Title

/s/ L. M. RENDA (L. M. Renda)	Director

/s/ M.R.P. SMITH (M.R.P. Smith)	Director

/s/ B. A. SIBBLIES (B. A. Sibblies)	Senior Vice President and Chief Financial Officer

/s/ J. E. BINYON (J. E. Binyon)	Vice President and Chief Accounting Officer

Exhibit Index

3(i)		Amended and Restated Certificate of Incorporation of HSBC Finance Corporation effective as of December 15, 2004, as amended (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed June 22, 2005 and Exhibit 3.1(b) of HSBC Finance Corporation’s Current Report on Form 8-K filed December 19, 2005).
3(ii)		Bylaws of HSBC Finance Corporation, as amended December 14, 2006.
4.1		Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496 filed December 16, 2004).
4	.2*	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120495 and 333-120496 filed December 16, 2004).
4.3		The principal amount of debt outstanding under each other instrument defining the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. HSBC Finance Corporation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
12		Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
14		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of HSBC Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).
21		Subsidiaries of HSBC Finance Corporation.
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (included on page 220 of this Form 10-K).
31		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Ratings of HSBC Finance Corporation and its significant subsidiaries.
99.2		Explanation of Differences between U.K. GAAP and IFRSs, an excerpt from Footnote 46, “Transition to IFRSs,” contained in HSBC Holdings Annual Report on Form 20-F for the year ended December 31, 2005.

*	Substantially identical indentures exist with U.S. Bank National Association, BNY Midwest Trust Company and JPMorgan Trust Company, National Association.