Form 10-K/A
period 2006-12-31
HSBC Finance CORP
filed 2007-03-16
CIK 354964

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
DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATION OF AMENDMENT
In prior filings we have used the term “stated income” in reference to certain loans acquired by our Mortgage Services business unit and we defined “stated income” for the first time in the Glossary in the Annual Report on Form 10-K for the period ended December 31, 2006 (the “2006 10-K”). In light of the investment community’s considerable focus on stated income loans in the sub-prime market, we deem it appropriate to clarify that the general industry definition of stated income loans is descriptive of the practices utilized in underwriting the Mortgage Services stated income loans. As a result, we are filing the enclosed amendment to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to the 2006 10-K solely to revise the definition of “Stated Income (low documentation)” that appears on page 100 of the original 2006 10-K and in this amendment. As generally defined in residential lending markets, stated income loans are: Loans underwritten based upon the loan applicant’s representation of annual income, which is not verified by receipt of supporting documentation. This definition is descriptive of the underwriting standards utilized in acquiring Mortgage Services loans identified as stated income receivables in prior filings.
When reviewing all disclosures that discuss the registrant’s stated income loans, the definition as amended herein should be utilized.

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

In 2005 and continuing into the first six months of 2006, second lien mortgage loans in our Mortgage Services business increased significantly as a percentage of total loans acquired when compared to prior periods. During the second quarter of 2006 we began to witness deterioration in the performance of mortgage loans acquired in 2005 by our Mortgage Services business, particularly in the second lien and portions of the first lien portfolios. The deterioration continued in the third quarter and began to affect these same components of loans acquired in 2006 by this business. In the fourth quarter of 2006, deterioration of these components worsened considerably, largely related to the first lien adjustable rate mortgage portfolio, as well as loans in the second lien portfolio. We have now been able to determine that a significant number of our second lien customers have underlying adjustable rate first mortgages that face repricing in the near-term which has impacted the probability of repayment on the related second lien mortgage loan. As the interest rate adjustments will occur in an environment of substantially higher interest rates, lower home value appreciation and tightening credit, we expect the probability of default for adjustable rate first mortgages subject to repricing as well as any second lien

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

HSBC Finance Corporation

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

HSBC Finance Corporation

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

HSBC Finance Corporation

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
Stated Income (low documentation) – Loans underwritten based upon the loan applicant’s representation of annual income, which is not verified by receipt of supporting documentation.
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 16th day of March, 2007.

HSBC FINANCE CORPORATION

By:	/s/ Brendan P. McDonagh

Brendan P. McDonagh
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of HSBC Finance Corporation and in the capacities indicated on the 16th day of March, 2007.

Signature	Title

/s/ B.P. McDONAGH (B.P. McDonagh)	Chief Executive Officer (as Principal Executive Officer)

* (D.J. Flint)	Chairman and Director

* (W. R. P. Dalton)	Director

* (G. G. Dillon)	Director

* (J. D. Fishburn)	Director

* (C. F. Freidheim, Jr.)	Director

* (R. K. Herdman)	Director

* (G. A. Lorch)	Director

* (L. M. Renda)	Director

* (M.R.P. Smith)	Director

Signature	Title

/s/ B. A. SIBBLIES (B. A. Sibblies)	Senior Vice President and Chief Financial Officer

/s/ J. E. BINYON (J. E. Binyon)	Vice President and Chief Accounting Officer

*By:	/s/ PATRICK D. SCHWARTZ Patrick D. Schwartz Attorney-In-Fact

Exhibit Index

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Substantially identical indentures exist with U.S. Bank National Association, BNY Midwest Trust Company and JPMorgan Trust Company, National Association.