Form 10-Q
period 2007-03-31
HSBC Finance CORP
filed 2007-05-14
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR

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

As of April 30, 2007, there were 56 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
	Statement of Income	3
	Balance Sheet	4
	Statement of Changes in Shareholders’ Equity	5
	Statement of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Forward-Looking Statements	25
	Executive Overview	25
	Basis of Reporting	29
	Receivables Review	35
	Results of Operations	38
	Segment Results – IFRS Management Basis	44
	Credit Quality	49
	Liquidity and Capital Resources	57
	Risk Management	61
	Reconciliations to GAAP Financial Measures	63
Item 4.	Controls and Procedures	64

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	64
Item 6.	Exhibits	66
Signature		67

Part I. FINANCIAL INFORMATION
_ _

Item 1.	Consolidated Financial Statements
HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME

Three months ended March 31,	2007	2006

	(in millions)

Finance and other interest income	$4,712	$4,087
Interest expense:
HSBC affiliates	234	153
Non-affiliates	1,837	1,470

Net interest income	2,641	2,464
Provision for credit losses	1,700	866

Net interest income after provision for credit losses	941	1,598

Other revenues:
Securitization related revenue	21	71
Insurance revenue	230	244
Investment income	26	34
Derivative income (expense)	(7)	57
Gain (loss) on debt designated at fair value and related derivatives	144	-
Fee income	573	382
Enhancement services revenue	148	123
Taxpayer financial services revenue	239	234
Gain on receivable sales to HSBC affiliates	95	85
Servicing and other fees from HSBC affiliates	133	118
Other income	40	73

Total other revenues	1,642	1,421

Costs and expenses:
Salaries and employee benefits	609	581
Sales incentives	68	80
Occupancy and equipment expenses	78	83
Other marketing expenses	220	173
Other servicing and administrative expenses	263	253
Support services from HSBC affiliates	285	252
Amortization of intangibles	63	80
Policyholders’ benefits	124	118

Total costs and expenses	1,710	1,620

Income before income tax expense	873	1,399
Income tax expense	332	511

Net income	$541	$888

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2007	2006

	(in millions,
	except share data)

Assets
Cash	$550	$871
Interest bearing deposits with banks	87	424
Securities purchased under agreements to resell	59	171
Securities	4,079	4,695
Receivables, net	155,309	157,262
Intangible assets, net	2,165	2,218
Goodwill	6,905	7,010
Properties and equipment, net	431	426
Real estate owned	863	794
Derivative financial assets	1,676	1,461
Other assets	5,364	5,103

Total assets	$177,488	$180,435

Liabilities
Debt:
Commercial paper, bank and other borrowings	$10,879	$11,055
Due to affiliates	15,064	15,172
Long term debt (with original maturities over one year, including $30,712 million at March 31, 2007 and $0 at December 31, 2006 carried at fair value)	125,466	127,590

Total debt	151,409	153,817

Insurance policy and claim reserves	1,068	1,319
Derivative related liabilities	1,456	1,222
Liability for pension benefits	359	355
Other liabilities	3,513	3,632

Total liabilities	157,805	160,345
Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 56 shares issued	-	-
Additional paid-in capital	17,464	17,279
Retained earnings	1,413	1,877
Accumulated other comprehensive income	231	359

Total common shareholder’s equity	19,108	19,515

Total liabilities and shareholders’ equity	$177,488	$180,435

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31,	2007	2006

	(in millions)

Preferred stock
Balance at beginning and end of period	$575	$575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$17,279	$17,145
Capital contribution from parent company	200	-
Employee benefit plans, including transfers and other	(15)	(13)

Balance at end of period	$17,464	$17,132

Retained earnings
Balance at beginning of period	$1,877	$1,280
Adjustment to initially apply the fair value method of accounting under FASB statement No. 159, net of tax	(539)	-
Net income	541	888
Dividends:
Preferred stock	(9)	(9)
Common stock	(457)	-

Balance at end of period	$1,413	$2,159

Accumulated other comprehensive income
Balance at beginning of period	$359	$479
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	(126)	54
Securities available for sale and interest-only strip receivables	7	(33)
Foreign currency translation adjustments	(9)	15

Other comprehensive income, net of tax	(128)	36

Balance at end of period	$231	$515

Total common shareholder’s equity	$19,108	$19,806

Comprehensive income
Net income	$541	$888
Other comprehensive income	(128)	36

Comprehensive income	$413	$924

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

STATEMENT OF CASH FLOWS

Three months ended March 31,	2007	2006

	(in millions)

Cash flows from operating activities
Net income	$541	$888
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on receivable sales to HSBC affiliates	(95)	(85)
Provision for credit losses	1,700	866
Insurance policy and claim reserves	(22)	(49)
Depreciation and amortization	88	109
Net change in other assets	107	(312)
Net change in other liabilities	(306)	412
Net change in loans held for sale	590	496
Net change in derivative related assets and liabilities	565	103
Net change in debt designated at fair value and related derivatives	(220)	-
Excess tax benefits from share-based compensation arrangements	-	(4)
Other, net	396	(94)

Net cash provided by (used in) operating activities	3,344	2,330

Cash flows from investing activities
Securities:
Purchased	(292)	(224)
Matured	264	183
Sold	18	120
Net change in short-term securities available for sale	258	(208)
Net change in securities purchased under agreements to resell	112	(13)
Net change in interest bearing deposits with banks	174	(216)
Receivables:
Originations, net of collections	(307)	(8,361)
Purchases and related premiums	(194)	(9)
Net change in interest-only strip receivables	7	(1)
Cash received in sale of U.K. credit card business	-	90
Properties and equipment:
Purchases	(31)	(8)
Sales	1	8

Net cash provided by (used in) investing activities	10	(8,639)

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	(180)	2,800
Net change in due to affiliates	(94)	(52)
Long term debt issued	4,234	8,278
Long term debt retired	(7,357)	(4,961)
Redemption of company obligated mandatorily redeemable preferred securities of subsidiary trusts	-	(206)
Insurance:
Policyholders’ benefits paid	(23)	(58)
Cash received from policyholders	15	88
Capital contribution from parent	200	-
Shareholders’ dividends	(464)	(9)
Excess tax benefits from share-based compensation arrangements	-	4

Net cash provided by (used in) financing activities	(3,669)	5,884

Effect of exchange rate changes on cash	(6)	(2)

Net change in cash	(321)	(427)
Cash at beginning of period	871	903

Cash at end of period	$550	$476

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

HSBC Finance Corporation and subsidiaries is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

2.	Sale of U.K. Insurance Operations

As part of our continuing evaluation of strategic alternatives with respect to our U.K. operations, we have entered into a non-binding agreement to sell the capital stock of our U.K. insurance operations (“U.K. Insurance Operations”) to a third party for cash. The sales price will be determined, in part, based on the actual net book value of the assets sold at the time the sale is closed which is anticipated in the third quarter of 2007. The agreement also provides for the purchaser to distribute insurance products through our U.K. branch network for which we will receive commission revenue. The sale is subject to satisfactory completion of final due diligence, the execution of a definitive agreement and any regulatory approvals that may be required. At March 31, 2007, we have classified the U.K. Insurance Operations as “Held for Sale” and combined assets of $470 million and liabilities of $236 million related to the U.K. Insurance Operations separately in our consolidated balance sheet within other assets and other liabilities.

Our U.K. Insurance Operations are reported in the International Segment. As our carrying value for the U.K. Insurance Operations, including allocated goodwill, was more than the estimated purchase price based on the March 31, 2007 net book value, we have recorded an adjustment of $31 million as a component of total costs and expenses to record our investment in these operations at the lower of cost or market. At March 31, 2007, the assets consisted primarily of investments of $525 million, insurance reserves and unearned premiums applicable to credit risks on consumer receivables of ($136) million and goodwill of $73 million. The liabilities consist primarily of insurance reserves which totaled $235 million at March 31, 2007. The purchaser will assume all the liabilities of the U.K. Insurance Operations as a result of this transaction. Due to our continuing involvement as discussed above, this transaction did not meet the discontinued operation reporting requirements contained in SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

HSBC Finance Corporation

3.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2007	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,134	$10	$(35)	$2,109
Money market funds	988	-	-	988
U.S. government sponsored enterprises(1)	348	1	(2)	347
U.S. government and Federal agency debt securities	37	-	(1)	36
Non-government mortgage backed securities	303	-	-	303
Other	261	-	(2)	259

Subtotal	4,071	11	(40)	4,042
Accrued investment income	37	-	-	37

Total securities available for sale	$4,108	$11	$(40)	$4,079

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,530	$11	$(40)	$2,501
Money market funds	1,051	-	-	1,051
U.S. government sponsored enterprises(1)	369	1	(3)	367
U.S. government and Federal agency debt securities	43	-	(1)	42
Non-government mortgage backed securities	271	-	-	271
Other	428	-	(3)	425

Subtotal	4,692	12	(47)	4,657
Accrued investment income	38	-	-	38

Total securities available for sale	$4,730	$12	$(47)	$4,695

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

The decrease in securities available for sale is due to the reclassification of $525 million of securities related to the U.K. Insurance Operation which at March 31, 2007 are classified as “Held for Sale” and included within other assets.

Money market funds include $741 million at March 31, 2007 and $854 million at December 31, 2006 which are restricted for the sole purpose of paying down certain secured financings at the established payment date.

HSBC Finance Corporation

A summary of gross unrealized losses and related fair values as of March 31, 2007 and December 31, 2006, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
March 31, 2007	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

Corporate debt securities	116	$(6)	$400	493	$(29)	$1,134
U.S. government sponsored enterprises	24	-(1)	58	38	(2)	126
U.S. government and Federal agency debt securities	6	-(1)	21	13	(1)	11
Non-government mortgage backed securities	16	-(1)	78	9	-	6
Other	13	-(1)	29	44	(2)	148

	Less Than One Year				Greater Than One Year
	Number	Gross		Aggregate	Number	Gross	Aggregate
	of	Unrealized		Fair Value of	of	Unrealized	Fair Value of
December 31, 2006	Securities	Losses		Investments	Securities	Losses	Investments

	(dollars are in millions)

Corporate debt securities	133	$(6)		$465	511	$(34)	$1,178
U.S. government sponsored enterprises	30	-	(1)	101	43	(3)	149
U.S. government and Federal agency debt securities	8	-	(1)	21	20	(1)	16
Non-government mortgage backed securities	10	-	(1)	60	9	-	7
Other	16	-	(1)	57	52	(3)	173

(1)	Less than $500 thousand.

The gross unrealized losses on our securities available for sale have decreased during the first quarter of 2007 due to a decline in the intermediate and long-term interest rates during the quarter. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the par value of the investment. Since substantially all of these securities are rated A- or better, and because we have the ability and intent to hold these investments until maturity or a market price recovery, these securities are not considered other-than-temporarily impaired.

HSBC Finance Corporation

4.	Receivables

Receivables consisted of the following:

	March 31,	December 31,
	2007	2006

	(in millions)

Real estate secured	$96,329	$97,761
Auto finance	12,633	12,504
Credit card	27,293	27,714
Private label	2,500	2,509
Personal non-credit card	21,201	21,367
Commercial and other	158	181

Total receivables	160,114	162,036
HSBC acquisition purchase accounting fair value adjustments	(41)	(60)
Accrued finance charges	2,238	2,228
Credit loss reserve for receivables	(6,798)	(6,587)
Unearned credit insurance premiums and claims reserves	(258)	(412)
Interest-only strip receivables	6	6
Amounts due and deferred from receivable sales	48	51

Total receivables, net	$155,309	$157,262

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value on March 28, 2003, the date we were acquired by HSBC.

We have a subsidiary, Decision One Mortgage Company, LLC (“Decision One”), which directly originates mortgage loans sourced by mortgage brokers and sells all loans to secondary market purchasers, which historically has included our Mortgage Services businesses. Loans held for sale to external parties by this subsidiary totaled $1.1 billion at March 31, 2007 and $1.6 billion at December 31, 2006 and are included in real estate secured receivables. Our Consumer Lending business also had loans held for sale totaling $17 million at March 31, 2007 and $32 million at December 31, 2006 as a result of the purchase of Solstice Capital Group Inc. (“Solstice”) on October 4, 2006.

In November 2006, we acquired $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) a division of KeyBank, N.A. and on December 1, 2005 we acquired $5.3 billion of receivables as part of our acquisition of Metris Companies Inc. (“Metris”). The receivables acquired were subject to the requirements of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) to the extent there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected and in the case of Metris, that the associated line of credit had been closed.

The carrying amount of Champion real estate secured receivables subject to the requirements of SOP 03-3 was $104 million at March 31, 2007 and $116 million at December 31, 2006 and is included in the real estate secured receivables in the table above. The outstanding contractual balance of these receivables was $125 million at March 31, 2007 and $143 million at December 31, 2006. At March 31, 2007 and December 31, 2006, no credit loss reserve for the portions of the acquired receivables subject to SOP 03-3 had been established as there had been no decrease to the expected future cash flows since the acquisition. There were no additions to accretable yield or reclassifications from non-accretable yield during the quarter ended March 31, 2007.

The carrying amount of the Metris receivables which were subject to SOP 03-3 was $185 million of March 31, 2007 and $223 million at December 31, 2006 and is included in the credit card receivables in the table above. The outstanding contractual balance of these receivables was $273 million at March 31, 2007 and $334 million at

HSBC Finance Corporation

December 31, 2006. At March 31, 2007 and December 31, 2006, no credit loss reserve for the acquired receivables subject to SOP 03-3 had been established as there had been no decrease to the expected future cash flows since the acquisition. There were no additions to accretable yield or reclassifications from non-accretable yield during the quarter ended March 31, 2007 and 2006.

The following summarizes the accretable yield on Metris and Champion receivables at March 31, 2007 and March 31, 2006:

Three months ended March 31,	2007	2006

	(in millions)

Accretable yield beginning of period	$(76)	$(122)
Accretable yield amortized to interest income during the period	15	30
Reclassification from non-accretable difference	-	-

Accretable yield at end of period	$(61)	$(92)

Real estate secured receivables are comprised of the following:

	March 31,	December 31,
	2007	2006

	(in millions)

Real estate secured:
Closed-end:
First lien	$77,201	$77,901
Second lien	14,756	15,090
Revolving:
First lien	509	556
Second lien	3,863	4,214

Total real estate secured receivables	$96,329	$97,761

We generally serve non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. As a result, the majority of our secured receivables have a high loan-to-value ratio. Our non-branch origination channels offer interest-only loans primarily for resale in the secondary market and expect to continue to do so. These interest-only loans allow customers to pay the interest only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. Recent guidance from Federal regulatory authorities requires that such loan products be underwritten on the fully amortizing payment and not the initial lower payment amount. Our non-branch origination channels recently amended their underwriting practices to ensure full compliance with this guidance. However, subsequent events affecting a customers financial position could affect the ability of customers to repay the loan at some future date the principal payments are required. As with all our other non-conforming and nonprime loan products, we underwrite and price interest-only loans in a manner that is intended to compensate us for their anticipated risk. At March 31, 2007, the outstanding balance of our interest-only loans was $6.1 billion, or 4 percent of receivables. At December 31, 2006, the outstanding balance of our interest-only loans was $6.2 billion, or 4 percent of receivables.

Also due to customer demand, we offer adjustable rate mortgage loans under which pricing adjusts on the receivable in line with market movements, in some cases, following an introductory fixed rate period. At March 31, 2007, we had approximately $27.8 billion in adjustable rate mortgage loans at our Consumer Lending and Mortgage Services businesses. At December 31, 2006, we had approximately $29.8 billion in adjustable rate mortgage loans at our Consumer Lending and Mortgage Services businesses. In 2007 and 2008, approximately $9.0 billion and $4.7 billion, respectively, of our adjustable rate mortgage loans will experience their first interest rate reset based on receivable levels outstanding at March 31, 2007. In addition, our analysis indicates that a significant portion of

HSBC Finance Corporation

the second lien mortgages in our Mortgage Services portfolio at March 31, 2007 are subordinated to first lien adjustable rate mortgages that will face a rate reset in the next three years. As interest rates have risen over the last three years, many adjustable rate loans are expected to require a significantly higher monthly payment following their first adjustment. A customer’s financial situation at the time of the interest rate reset could affect our customer’s ability to repay the loan after the adjustment.

During 2006 and 2005 we increased our portfolio of stated income loans. Stated income loans are underwritten based on the loan applicant’s representation of annual income which is not verified by receipt of supporting documentation and, accordingly, carry a higher risk of default if the customer has not accurately reflected their income. We price stated income loans in a manner that is intended to compensate us for their anticipated risk. The outstanding balance of stated income loans in our real estate secured portfolio was $11.1 billion at March 31, 2007 and $11.8 billion at December 31, 2006.

Receivables serviced with limited recourse consisted of the following:

	March 31,	December 31,
	2007	2006

	(in millions)

Auto finance	$222	$271
Credit card	500	500
Personal non-credit card	73	178

Total	$795	$949

5.	Credit Loss Reserves

An analysis of credit loss reserves was as follows:

Three months ended March 31,	2007	2006

	(in millions)

Credit loss reserves at beginning of period	$6,587	$4,521
Provision for credit losses	1,700	866
Charge-offs	(1,683)	(1,054)
Recoveries	195	126
Other, net	(1)	9

Credit loss reserves at end of period	$6,798	$4,468

Further analysis of credit quality and credit loss reserves and our credit loss reserve methodology are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Credit Quality.”

HSBC Finance Corporation

6.	Intangible Assets

Intangible assets consisted of the following:

		Accumulated	Carrying
	Gross	Amortization	Value

	(in millions)

March 31, 2007
Purchased credit card relationships and related programs	$1,736	$614	$1,122
Retail services merchant relationships	280	217	63
Other loan related relationships	333	143	190
Trade names	717	13	704
Technology, customer lists and other contracts	282	196	86

Total	$3,348	$1,183	$2,165

December 31, 2006
Purchased credit card relationships and related programs	$1,736	$580	$1,156
Retail services merchant relationships	270	203	67
Other loan related relationships	333	135	198
Trade names	717	13	704
Technology, customer lists and other contracts	282	189	93

Total	$3,338	$1,120	$2,218

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,

(in millions)

2007	$253
2008	212
2009	199
2010	170
2011	170
Thereafter	359

7.	Goodwill

Goodwill balances associated with our foreign businesses will change from period to period due to movements in foreign exchange. During the first quarter of 2007, the impact of movements in foreign exchange rates on our goodwill balances was immaterial. Changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded pursuant to Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes,” may result in changes to our goodwill balances. During the first quarter of 2007, we decreased our goodwill balance by approximately $32 million as a result of such changes in tax estimates. In addition, goodwill of approximately $73 million allocated to our U.K. Insurance Operations was transferred to assets held for sale.

8.	Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a significant impact on our financial

HSBC Finance Corporation

results and did not result in a cumulative effect adjustment to the January 1, 2007 balance of retained earnings. The adoption resulted in the reclassification of $65 million of deferred tax liability to current tax liability to account for uncertainty in the timing of tax benefits as well as the reclassification of $141 million of deferred tax asset to current tax asset to account for highly certain pending adjustments in the timing of tax benefits. The total amount of unrecognized tax benefits was $273 million at January 1, 2007 and $251 million at March 31, 2007. The state tax portion of these amounts is reflected gross and not reduced by the federal tax effect. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $70 million at January 1, 2007 and $85 million at March 31, 2007.

We remain subject to Federal income tax examination for years 1998 and forward and State income tax examinations for years 1996 and forward. The Company does not anticipate that any significant tax positions have a reasonable possibility of being effectively settled within the next twelve months.

It is our policy to recognize interest accrued related to unrecognized tax benefits as a component of other servicing and administrative expenses in the consolidated income statement. As of January 1, 2007, we had accrued $67 million for the payment of interest associated with uncertain tax positions. During the three months ended March 31, 2007, we reduced our accrual for the payment of interest associated with uncertain tax positions by $3 million.

Our effective tax rates were as follows:

Three months ended March 31, 2007	38.0%
Three months ended March 31, 2006	36.5

The increase in the effective tax rate for the first quarter of 2007 was primarily due to the adjustment recorded to reduce our investment in our U.K. Insurance Operations to the lower of cost or market and the acceleration of tax from sales of leveraged leases. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes, tax credits, leveraged lease sales, and the lower of cost or market adjustment.

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

	March 31,	December 31,
	2007	2006

	(in millions)

Assets, (Liabilities) and Equity:
Derivative financial assets (liability), net	$234	$234
Affiliate preferred stock received in sale of U.K. credit card business(1)	294	294
Other assets	596	528
Due to affiliates	(15,064)	(15,172)
Other liabilities	(358)	(506)
Premium on sale of European Operations in 2006 to an affiliate recorded as an increase to additional paid in capital	-	13

(1)	Balance may fluctuate between periods due to foreign currency exchange rate impact.

HSBC Finance Corporation

Three months ended March 31,	2007	2006

	(in millions)

Income/(Expense):
Interest expense on borrowings from HSBC and subsidiaries	$(234)	$(153)
Interest income on advances to HSBC affiliates	7	5
HSBC Bank USA, N.A. (“HSBC Bank USA”):
Real estate secured servicing, sourcing, underwriting and pricing revenues	2	3
Gain on daily sale of domestic private label receivable originations	84	77
Gain on daily sale of credit card receivables	11	8
Taxpayer financial services loan origination and other fees	(18)	(16)
Domestic private label receivable servicing and related fees	101	98
Other servicing, processing, origination and support revenues	24	10
Support services from HSBC affiliates, primarily HSBC Technology and Services (USA) Inc. (“HTSU”)	(285)	(252)
HTSU:
Rental revenue	12	11
Administrative services revenue	3	3
Servicing and other fees from other HSBC affiliates	3	4
Stock based compensation expense with HSBC	(32)	(17)

The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $83.0 billion at March 31, 2007 and $82.8 billion at December 31, 2006. When the fair value of our agreements with affiliate counterparties requires the posting of collateral by the affiliate, it is provided in the form of cash and recorded on our balance sheet, consistent with third party arrangements. The level of the fair value of our subsidiaries’ agreements with affiliate counterparties above which collateral is required to be posted is $75 million. At March 31, 2007, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $1.2 billion which is recorded in our balance sheet as a component of derivative related liabilities. At December 31, 2006, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $1.0 billion which is recorded in our balance sheet as a component of derivative related liabilities.

We had extended a line of credit of $2 billion to HSBC USA Inc. which expired in July of 2006 and was not renewed. No balances were outstanding under this line at March 31, 2006. Annual commitment fees associated with this line of credit were recorded in interest income and reflected as Interest income on advances to HSBC affiliates in the table above.

We have extended a revolving line of credit to HTSU, which was increased to $.6 billion on January 5, 2007. The balance outstanding under this line of credit was $.5 billion at March 31, 2007 and December 31, 2006 and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as Interest income on advances to HSBC affiliates in the table above.

We extended a promissory note of $.2 billion to HSBC Securities (USA) Inc. (“HSI”) on December 28, 2005. This promissory note was repaid during January 2006. At December 31, 2005, this promissory note was included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as Interest income on advances to HSBC affiliates in the table above.

We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $2.3 billion. There are no balances outstanding under any of these lines of credit at either March 31, 2007 or December 31, 2006.

Due to affiliates includes amounts owed to subsidiaries of HSBC (other than preferred stock).

At March 31, 2007 and December 31, 2006, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.7 billion from HSBC Bank plc (“HBEU”)

HSBC Finance Corporation

to fund our operations in the U.K. As of March 31, 2007, $4.2 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. As of December 31, 2006, $4.3 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. Annual commitment fee requirements to support availability of these lines are included as a component of Interest expense on borrowings from HSBC and subsidiaries.

In the first quarter of 2007 we sold approximately $371 million of real estate secured receivables originated by our subsidiary, Decision One, to HSBC Bank USA and recorded a pre-tax loss of $.4 million on the sale. In the fourth quarter of 2006 we sold approximately $669 million of real estate secured receivables originated by our subsidiary, Decision One, to HSBC Bank USA and recorded a pre-tax gain of $17 million on the sale. Each of these sales were effected as part of our strategy to originate loans through Decision One for sale and securitization through the mortgage trading operations of HSBC Bank USA.

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

In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables, the associated cardholder relationships and the related retained interests in securitized credit card receivables to HBEU for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above, the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and related leaseholds and call center employees to provide customer continuity after the transfer as well as to allow HBEU direct ownership and control of origination and customer service. We have retained the collection operations related to the credit card operations and have entered into a service level agreement for a period of not less than two years to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations to HBEU for a fee. We received $8 million during both the three months ended March 31, 2007 and March 31, 2006 under this service level agreement. Additionally, the management teams of HBEU and our remaining U.K. operations will be jointly involved in decision making involving card marketing to ensure that growth objectives are met for both businesses. Because the sale of this business was between affiliates under common control, the premium received in excess of the book value of the assets transferred of $182 million, including the goodwill assigned to this business, was recorded as an increase to additional paid-in capital and has not been included in earnings.

In December 2004, we sold our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business), including the retained interests associated with our securitized domestic private label receivables to HSBC Bank USA for $12.4 billion. We continue to service the sold private label receivables and receive servicing and related fee income from HSBC Bank USA for these services. As of March 31, 2007, we were servicing $17.2 billion of domestic private label receivables for HSBC Bank USA and as of March 31, 2006, we were servicing $15.9 billion of domestic private label receivables for HSBC Bank USA. We received servicing and related fee income from HSBC Bank USA of $101 million during the three months ended March 31, 2007 and $98 million during the three months ended March 31, 2006. Servicing and related fee income is reflected as Domestic private label receivable servicing and related fees in the table above. We continue to maintain the related customer account relationships and, therefore, sell new domestic private label receivable originations (excluding retail sales contracts) to HSBC Bank USA on a daily basis. We sold $5.0 billion of private label receivables to HSBC Bank USA during the three months ended March 31, 2007 and $4.4 billion during the three months ended March 31,

HSBC Finance Corporation

2006. The gains associated with the sale of these receivables are reflected in the table above and are recorded in Gain on daily sale of domestic private label receivable originations.

In the first quarter of 2004, we sold approximately $.9 billion of real estate secured receivables from our Mortgage Services business to HSBC Bank USA. Under a separate servicing agreement, we service all real estate secured receivables sold to HSBC Bank USA including loans purchased from correspondents prior to September 1, 2005. As of March 31, 2007, we were servicing $3.0 billion of real estate secured receivables for HSBC Bank USA. The fee revenue associated with these receivables is recorded in servicing fees from HSBC affiliates and is reflected as Real estate secured servicing, sourcing, underwriting and pricing revenues in the above table.

Under various service level agreements, we also provide various other services to HSBC Bank USA. These services include credit card servicing and processing activities through our Credit Card Services business, loan servicing through our Auto Finance business and other operational and administrative support. Fees received for these services are reported as servicing fees from HSBC affiliates and are reflected as Other servicing, processing, origination and support revenues in the table above. Additionally, HSBC Bank USA services certain real estate secured loans on our behalf. Fees paid for these services of $2 million for the three months ended March 31, 2007 and $1 million for the three months ended March 31, 2006 are reported as support services from HSBC affiliates and are reflected as Support services from HSBC affiliates, primarily HTSU in the table above.

During 2003, Household Capital Trust VIII issued $275 million in mandatorily redeemable preferred securities to HSBC. Interest expense recorded on the underlying junior subordinated notes totaled $4 million during both three month periods ended March 31, 2007 and 2006 and is included in Interest expense on borrowings from HSBC and subsidiaries in the table above.

During 2004, our Canadian business began to originate and service auto loans for an HSBC affiliate in Canada. Fees received for these services are included in other income and are reflected in Servicing and other fees from other HSBC affiliates in the table above.

Since October 1, 2004, HSBC Bank USA has served as an originating lender for loans initiated by our Taxpayer Financial Services business for clients of various third party tax preparers. Starting on January 1, 2007, HSBC Trust Company (Delaware), N.A. (“HTCD”) also began to serve as an originating lender for these loans. We purchase the loans originated by HSBC Bank USA or HTCD daily for a fee. Origination fees paid for these loans totaled $18 million during the three months ended March 31, 2007 and $16 million during the three months ended March 31, 2006. These origination fees are included as an offset to taxpayer financial services revenue and are reflected as Taxpayer financial services loan origination and other fees in the above table.

On July 1, 2004, HSBC Bank Nevada, National Association (“HBNV”), formerly known as Household Bank (SB), N.A., purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA for approximately $99 million, which are included in intangible assets. The receivables continue to be owned by HSBC Bank USA. We service these receivables for HSBC Bank USA and receive servicing and related fee income from HSBC Bank USA. As of March 31, 2007 we were servicing $1.2 billion of credit card receivables for HSBC Bank USA. Originations of new accounts and receivables are made by HBNV and new receivables are sold daily to HSBC Bank USA. We sold $592 million of credit card receivables to HSBC Bank USA during the three months ended March 31, 2007 and $513 million during the three months ended March 31, 2006. The gains associated with the sale of these receivables are reflected in the table above and are recorded in Gain on daily sale of credit card receivables.

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

HSBC Finance Corporation

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

In addition, we utilize HSBC Markets (USA) Inc., a related HSBC entity, to lead manage the underwriting a majority of our ongoing debt issuances. Fees paid for such services totaled approximately $3 million during the three months ended March 31, 2007 and approximately $15 million during the three months ended March 31, 2006. For debt not accounted for under the fair value option, these fees are amortized over the life of the related debt.

Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan sponsored by HSBC North America. See Note 10, “Pension and Other Postretirement Benefits,” for additional information on this pension plan.

Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans was $32 million during the three months ended March 31, 2007 and $17 million for the three months ended March 31, 2006. These expenses are recorded in salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC.

10.	Pension and Other Postretirement Benefits

Effective January 1, 2005, the two previously separate domestic defined benefit pension plans of HSBC Finance Corporation and HSBC Bank USA were combined into a single HSBC North America defined benefit pension plan which facilitated the development of a unified employee benefit policy and unified employee benefit plan for HSBC companies operating in the United States.

The components of pension expense for the domestic defined benefit pension plan reflected in our consolidated statement of income are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America pension plan which has been allocated to HSBC Finance Corporation:

Three months ended March 31,	2007	2006

	(in millions)

Service cost – benefits earned during the period	$13	$13
Interest cost	16	15
Expected return on assets	(21)	(20)
Recognized (gains) losses	1	3

Net periodic benefit cost	$9	$11

We sponsor various additional defined benefit pension plans for our foreign based employees. Pension expense for our foreign defined benefit pension plans was $.8 million for the three months ended March 31, 2007 and $.6 million for the three months ended March 31, 2006.

HSBC Finance Corporation

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

Three months ended March 31,	2007	2006

	(in millions)

Service cost – benefits earned during the period	$1	$1
Interest cost	3	4
Expected return on assets	-	-
Recognized (gains) losses	-	-

Net periodic benefit cost	$4	$5

11.	Business Segments

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our Consumer Lending, Mortgage Services, Retail Services and Auto Finance businesses. Our Credit Card Services segment consists of our domestic MasterCard and Visa and other credit card business. Our International segment consists of our foreign operations in the United Kingdom, Canada and the Republic of Ireland and, prior to November 9, 2006, our operations in Slovakia, the Czech Republic and Hungary. The All Other caption includes our Insurance and Taxpayer Financial Services and Commercial businesses, each of which falls below the quantitative threshold test under SFAS No. 131 for determining reportable segments, as well as our corporate and treasury activities. There have been no changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the presentation in our 2006 Form 10-K.

Our segment results are presented on an International Financial Reporting Standards (“IFRSs”) management basis (a non-U.S. GAAP financial measure) (“IFRS Management Basis”) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis.

Fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure.

HSBC Finance Corporation

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

							IFRS
							Management
		Credit			Adjustments/		Basis	Management		IFRS	U.S. GAAP
		Card	Inter-	All	Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Consumer	Services	national	Other	Items		Totals	Adjustments(4)	Adjustments(5)	ifications(6)	Totals

	(in millions)

Three months ended March 31, 2007
Net interest income	$2,158	$821	$204	$(227)	$-		$2,956	$(310)	$4	$(9)	$2,641
Other operating income (Total other revenues)	192	698	47	487	(67	)(1)	1,357	40	47	198	1,642
Loan impairment charges (Provision for credit losses)	1,220	420	248	(1)	1	(2)	1,888	(177)	(11)	-	1,700
Operating expenses (Total costs and expenses)	759	483	128	155	-		1,525	(3)	(1)	189	1,710
Net income	238	389	(90)	122	(43)		616	(61)	(14)	-	541
Customer loans (Receivables)	142,407	27,843	9,506	161	-		179,917	(20,220)	401	16	160,114
Assets	142,182	27,793	10,238	29,924	(8,203	)(3)	201,934	(19,990)	(3,403)	(1,053)	177,488
Intersegment revenues	58	5	5	(1)	(67	)(1)	-	-	-	-	-

Three months ended March 31, 2006
Net interest income	$2,182	$732	$210	$(251)	$-		$2,873	$(332)	$(46)	$(31)	$2,464
Other operating income (Total other revenues)	238	478	41	336	(68	)(1)	1,025	69	80	247	1,421
Loan impairment charges (Provision for credit losses)	550	249	104	(1)	2	(2)	904	(141)	88	15	866
Operating expenses (Total costs and expenses)	737	434	112	153	-		1,436	(5)	(12)	201	1,620
Net income	719	332	22	(17)	(44)		1,012	(79)	(45)	-	888
Customer loans (Receivables)	134,132	24,874	9,176	202	-		168,384	(20,131)	(1,486)	-	146,767
Assets	135,874	25,477	10,900	27,351	(8,221	)(3)	191,381	(18,915)	(4,078)	(4,708)	163,680
Intersegment revenues	57	5	7	(1)	(68	)(1)	-	-	-	-	-

(1)	Eliminates intersegment revenues.

(2)	Eliminates bad debt recovery sales between operating segments.

(3)	Eliminates investments in subsidiaries and intercompany borrowings.

(4)	Management Basis Adjustments represent the private label and real estate secured receivables transferred to HBUS.

(5)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(6)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

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

Derivatives and hedge accounting (including fair value adjustments) – The IFRSs derivative accounting model is similar to U.S. GAAP requirements, but IFRSs does not permit use of the short-cut method of hedge effectiveness testing. Prior to January 1, 2007, the differences between U.S. GAAP and IFRSs related primarily to the fact that a different population of derivatives qualified for hedge accounting under IFRSs than U.S. GAAP and that HSBC Finance Corporation had elected the fair value option under IFRSs on a significant portion of its fixed rate debt which was being hedged by receive fixed swaps. Prior to the issuance of FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) in February 2007, U.S. GAAP did not

HSBC Finance Corporation

permit the use of the fair value option. As a result of our early adoption of SFAS No. 159 which is more fully discussed in Note 12, “Fair Value Option,” effective January 1, 2007, we utilize FVO reporting for the same fixed rate debt issuances under both U.S. GAAP and IFRSs.

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

Deferred loan origination costs and premiums – Under IFRSs, loan origination cost deferrals are more stringent and result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be amortized on either a contractual or expected life basis.

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

Interest recognition – The calculation of effective interest rates under IFRS 39 requires an estimate of “all fees and points paid or recovered between parties to the contract” that are an integral part of the effective interest rate be included. In June 2006, we implemented a methodology for calculating the effective interest rate for introductory rate credit card receivables under IFRSs over the expected life of the product. In December, 2006, we implemented a methodology to include prepayment penalties as part of the effective interest rate and recognize such penalties over the expected life of the receivables. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Also under U.S. GAAP, prepayment penalties are generally recognized as received.

Other – There are other less significant differences between IFRSs and U.S. GAAP relating to pension expense, changes in tax estimates and other miscellaneous items.

See “Basis of Reporting” in Item 7. Management’s Discussion and Analysis of Financial Condition and results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006 for a more complete discussion of differences between U.S. GAAP and IFRSs.

12.	Fair Value Option

Effective January 1, 2007, we early adopted SFAS No. 159 which provides for a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election (“FVO”) on an instrument by instrument basis at the initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We elected FVO for a certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under International Financial Accounting Standards (“IFRSs”). Under IFRSs, an entity can only elect FVO accounting for financial assets and liabilities that meet certain eligibility criteria which are not present under SFAS No. 159. When

HSBC Finance Corporation

we elected FVO reporting for IFRSs, in addition to certain fixed rate debt issuances which did not meet the eligibility criteria, there were also certain fixed rate debt issuances for which only a portion of the issuance met the eligibility criteria to qualify for FVO reporting. To align our U.S. GAAP and IFRSs accounting treatment, we have adopted SFAS No. 159 only for the fixed rate debt issuances which also qualify for FVO reporting under IFRSs.

The following table presents information about the eligible instruments for which we elected FVO and for which a transition adjustment was recorded.

	Balance Sheet		Balance Sheet
	January 1, 2007		January 1, 2007
	Prior to Adoption	Net Gain (Loss)	After Adoption
	of FVO	Upon Adoption	of FVO

	(in millions)

Fixed rate debt designated at fair value	$(30,088)	$(855)	$(30,943)

Pre-tax cumulative-effect of adoption of FVO		(855)
Increase in deferred tax asset		316

After-tax cumulative-effect of adoption of FVO adjustment to retained earnings		$(539)

Long term debt (with original maturities over one year) of $125.5 billion at March 31, 2007, includes $30.7 billion of fixed rate debt accounted for under FVO. We did not elect FVO for $52.7 billion of fixed rate debt for the reasons discussed above. Fixed rate debt accounted for under FVO at March 31, 2007 has an aggregate unpaid principal balance of $30.5 billion.

The fair value of the fixed rate debt accounted for under FVO is determined by a third party and includes the full market price (credit and interest rate impact) based on observable market data. The adoption of FVO has not impacted how interest expense is calculated and reported for the fixed rate debt instruments. The adoption of FVO has however impacted the way we report realized gains and losses on the swaps associated with this debt which previously qualified as effective hedges under SFAS No. 133. Upon the adoption of SFAS No. 159 for certain fixed rate debt, we eliminated hedge accounting on these swaps and, as a result, realized gains and losses are no longer reported in interest expense but instead are reported as “Gain (loss) on debt designated at fair value and related derivatives” within other revenues.

During the three months ended March 31, 2007, we recorded a net gain of $102 million from fair value changes on our fixed rate debt accounted for under FVO which is included in “Gain (loss) on debt designated at fair value and related derivatives” as a component of other revenues in the consolidated statement of income.

The net gain of $102 million is comprised as follows:

Three months ended March 31,	2007

(in millions)

Interest rate component	$(142)
Credit risk component	244

Total	$102

The change in the interest rate component reflects a decline in the LIBOR curve during the period. The change in the credit risk component was due to a general widening of finance sector, fixed income credit spreads in combination with specific spread widening attributable to our participation in the subprime mortgage market.

In addition to the mark-to-market on debt designated at fair value, “Gain (loss) on debt designated at fair value and related derivatives” in the consolidated statement of income also includes the mark-to-market adjustment of $118 million on the derivatives related to the debt designated at fair value as well as $76 million of net realized losses on these derivatives. The total of these amounts, when combined with the total in the table above, equate to $144 million for the three months ended March 31, 2007.

HSBC Finance Corporation

13.	Fair Value Measurements

Effective January 1, 2007, we elected to early adopt FASB Statement No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of value, sets out a framework for measuring fair value, and provides a hierarchal disclosure framework for assets and liabilities measured at fair value. The adoption of SFAS No. 157 did not have any impact on our financial position or results of operations.

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

	Assets
	(Liabilities)	Quoted Prices in
	Measured at	Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2007	(Level 1)	(Level 2)	(Level 3)

	(in millions)

Derivatives:
Risk management related, net(1)	$1,620	$-	$1,620	$-
Loan commitments	1	-	-	1
Available for sale securities	4,079	4,079	-	-
Real estate owned(2)	955	-	955	-
Repossessed vehicles(2)	51	-	51	-
Long term debt carried at fair value	30,712	-	30,712	-

(1)	The fair value disclosed excludes swap collateral that we either receive or deposit with our interest rate swap counterparties. The derivative asset and liability presented on the balance sheet includes swap collateral.

(2)	The fair value disclosed is unadjusted for transaction costs as required by SFAS No. 157. The amounts recorded in the consolidated balance sheet are recorded net of transaction costs as required by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The balances of our commitments which utilize significant unobservable inputs (Level 3) did not change significantly during the quarter.

The following table presents information about our assets measured at fair value on a non-recurring basis as of March 31, 2007 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value, as defined by SFAS No. 157.

	Assets
	(Liabilities)		Quoted Prices in
	Measured at		Active Markets for	Significant Other	Significant
	Fair Value at		Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2007		(Level 1)	(Level 2)	(Level 3)

	(in millions)

Loans held for sale	$1,046	(1)	$-	$-	$1,046
Net investment in U.K. Insurance Operations held for sale	234		-	234	-

(1)	The fair value disclosed above excludes loans held for sale for which the fair value exceeds our carrying value.

Loans held for sale are recorded at the lower of aggregate cost or fair value. During the three months ended March 31, 2007, loans held for sale with a carrying value of $1,107 million were written down to their current fair

HSBC Finance Corporation

value resulting in an impairment charge of $61 million. Fair value is generally determined by estimating a gross premium or discount. The estimated gross premium or discount is derived from historical prices received in relation to the 2-year swap rate. The historical data is based upon six categories of loans and the prices received for recent representative portfolio in relation to the 2-year swap rate.

In accordance with the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our U.K. Insurance Operations with a net carrying amount of $265 million, including the goodwill allocated to these operations, were written down to their fair value of $234 million, resulting in a loss of $31 million, which was included as a component of total costs and expenses during the first quarter of 2007.

Assets and liabilities which could also be measured at fair value on a non-recurring basis include goodwill and intangible assets.

14.	New Accounting Pronouncements

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1” ). FSP 39-1 allows entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Interpretation No. 39. The guidance in FSP 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Entities are required to recognize the effects of applying FSP 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. We are currently evaluating the impact that adoption will have on our financial position.

HSBC Finance Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “intends”, “believe”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC Finance Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

Executive Overview

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation may also be referred to in MD&A as “we”, “us”, or “our”.

Net income was $541 million for the three months ended March 31, 2007, a decrease of 39 percent, compared to $888 million in the prior year quarter, largely due to higher provision for credit losses. The prior year period credit loss provision benefited from exceptionally low levels of personal bankruptcy filings in the United States as a result of the new bankruptcy law which took effect in October 2005, the impact of significant growth in 2004 and 2005 which had not yet seasoned and an overall favorable credit environment in the United States which affects the comparability of the provision for credit losses between periods. Higher costs and expenses to support growth also contributed to the decrease in net income, partially offset by higher other revenues and higher net interest income. When compared to the year-ago period, the increase in provision for credit losses in 2007 reflects higher levels of receivables, higher levels of delinquency driven by growth and normal portfolio seasoning, progression of portions of our Mortgage Services portfolio purchased in 2005 and 2006 into various stages of delinquency and to charge-off and increased levels of personal bankruptcy filings as discussed below. Credit loss provision also increased during the quarter due to higher loss estimates at our United Kingdom business due to a refinement in the methodology used to calculate roll rate percentages which we believe results in a better estimate of probable losses currently inherent in the loan portfolio. Also in the first quarter of 2007, our Consumer Lending provision reflected higher loss estimates in second lien loans purchased in 2004 through the third quarter of 2006. At March 31, 2007, the outstanding principal balance of second lien loans acquired by the Consumer Lending business during this period was approximately $1.5 billion.

The increase in net interest income during the three months ended March 31, 2007 was due to growth in average receivables and an improvement in the overall yield on the portfolio, partly offset by a higher cost of funds. Changes in receivable mix also contributed to the increase in yield due to the impact of increased levels of higher yielding credit card receivables due in part to lower securitization levels, and higher levels of average second lien real estate secured loans as compared to the year-ago quarter. Overall yield improvements were partially offset by the impact of growth in non-performing assets. Other revenues increased due to higher fee income and enhancement services revenue, as well as the impact of adopting FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) effective January 1, 2007 which, based on the change in the fair value of the underlying fair value optioned debt related to credit risk, contributed approximately $244 million to other revenues, as discussed more fully below. These increases were partially offset by lower derivative income, lower other income and lower

HSBC Finance Corporation

securitization related revenue. Fee income and enhancement services revenue were higher in the three months ended March 31, 2007 as a result of higher volumes in our credit card portfolios. Lower derivative income was due to changes in the interest rate curve and to the adoption of SFAS No. 159. Rising interest rates during the fourth quarter of 2005 and the first half of 2006 caused the net outgoing payments on pay variable/received fix economic hedges to increase during the three months ended March 31, 2007 as compared with the same period in 2006. Additionally, as a result of the adoption of SFAS No. 159, we eliminated hedge accounting for all fixed rate debt designated at fair value. The fair value change in the associated swaps, which accounted for the majority of the derivative income in the first quarter of 2006, is now reported as “Gain (loss) on debt designated at fair value and related derivatives” in the consolidated statement of income along with the mark-to-market on the fixed rate debt. The decrease in other income was primarily due to lower gains on sales of real estate secured receivables by our Decision One mortgage operations. Securitization related revenue decreased due to reduced securitization activity.

Our return on average owned assets (“ROA”) was 1.19 percent for the quarter ended March 31, 2007 compared to 2.18 percent for the quarter ended March 31, 2006. ROA decreased during the quarter ended March 31, 2007 as a result of the lower net income during the period, as discussed above, and higher average assets for the period.

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

In 2005 and continuing into the first six months of 2006, second lien mortgage loans in our Mortgage Services business increased significantly as a percentage of total loans acquired when compared to prior periods. During the second quarter of 2006, we began to witness deterioration in the performance of mortgage loans acquired in 2005 by our Mortgage Services business, particularly in the second lien and portions of the first lien portfolios. The deterioration continued in the third quarter and fourth quarters of 2006 and began to affect these same components of loans acquired in 2006 by this business. In the fourth quarter of 2006 deterioration of these components worsened considerably, largely related to the first lien adjustable rate mortgage portfolio, as well as loans in the second lien portfolios. In the first quarter of 2007, deterioration of these components continued although the rate of the increase in delinquency has slowed from prior quarters. A significant number of our second lien customers have underlying adjustable rate first mortgages that face repricing in the near-term which has impacted the probability of repayment on the related second lien mortgage loan. As the interest rate adjustments will occur in an environment of substantially higher interest rates, lower home value appreciation and tightening credit, we expect the probability of default for adjustable rate first mortgages subject to repricing as well as any second lien mortgage loans that are subordinate to an adjustable rate first lien will be greater than what we have historically experienced.

Accordingly, while overall credit performance, as measured by delinquency and charge-off is generally performing as expected across other parts of our domestic mortgage portfolio, we are continuing to report higher delinquency and losses in the Mortgage Services business, largely as a result of the affected 2005 and 2006 originations progressing to various stages of delinquency and to charge-off. Numerous risk mitigation efforts have been implemented relating to the affected components of the Mortgage Services portfolio. These include enhanced segmentation and analytics to identify the higher risk portions of the portfolio and increased collections capacity. As appropriate and in accordance with defined policies, we will restructure and/or modify loans if we believe the customer will continue to pay. We are also contacting customers who have adjustable rate mortgage loans nearing the first reset that we expect will be the most impacted by a rate adjustment in order to assess their ability to make the adjusted payment and, as appropriate, modify the loans. In the second half of 2006, we slowed growth in this portion of the portfolio by implementing repricing initiatives in selected origination segments and tightening underwriting criteria, especially for second lien, stated income and lower credit scoring segments. In March 2007,

HSBC Finance Corporation

we announced our decision to discontinue correspondent channel acquisitions by our Mortgage Services business. However, our Decision One wholesale operation, which closes loans sourced by brokers primarily for resale in the secondary market, and our branch-based Consumer Lending business retail channel will continue. These actions, combined with normal portfolio attrition will continue to result in significant reductions in the principal balance of our Mortgage Services loan portfolio during 2007. We expect portions of the Mortgage Services portfolio to remain under pressure as the 2005 and 2006 originations season further progressing to various stages of delinquency and ultimately to charge-off.

Effective January 1, 2007, we early adopted SFAS No. 159 which provides for a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain assets and liabilities, with changes in fair value recognized in earnings when they occur. SFAS No. 159 permits the fair value option election (“FVO”) on an instrument by instrument basis at the initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We elected FVO for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under International Financial Accounting Standards (“IFRSs”). The adoption of SFAS No. 159 resulted in a $539 million cumulative-effect after-tax reduction to the January 1, 2007 opening balance sheet.

As part of our continuing evaluation of strategic alternatives with respect to our U.K. operations, we have entered into a non-binding agreement to sell the capital stock of our U.K. insurance operations (“U.K. Insurance Operations”) to a third party for cash. The sales price will be determined, in part, based on the actual net book value of the assets sold at the time the sale is closed which is anticipated in the third quarter of 2007. The agreement also provides for the purchaser to distribute insurance products through our U.K. branch network for which we will receive commission revenue. The sale is subject to satisfactory completion of final due diligence, the execution of a definitive agreement and any regulatory approvals that may be required. At March 31, 2007, we have classified the U.K. Insurance Operations as “Held for Sale” and combined assets of $470 million and liabilities of $236 million related to the U.K. Insurance Operations separately in our consolidated balance sheet within other assets and other liabilities. Because our carrying value for the U.K. Insurance Operations, including allocated goodwill, was more than the estimated purchase price based on the March 31, 2007 net book value, we have recorded an adjustment of $31 million to total costs and expenses to record our investment in these operations at the lower of cost or market value. We continue to evaluate the scope of our other U.K. operations.

In 2007, we began a strategic review of our Taxpayer Financial Services (“TFS”) business to ensure that we offer only the most value-added tax products. As a result, in March 2007 we announced that beginning with the 2008 tax season we will discontinue pre-season and pre-file products. The discontinuation of these specific tax products will not have a material effect on our consolidated results of operations. The strategic review of our TFS business remains on-going.

HSBC Finance Corporation

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation as of March 31, 2007 and 2006 and for the three month periods ended March 31, 2007 and 2006.

Three months ended March 31,	2007	2006

	(dollars are in millions)

Net income	$541	$888
Return on average owned assets (“ROA”)	1.19%	2.18%
Return on average common shareholder’s(s’) equity (“ROE”)	11.14	18.14
Net interest margin	6.40	6.69
Consumer net charge-off ratio, annualized	3.69	2.58
Efficiency ratio(1)	38.13	39.87

As of March 31,	2007	2006

Receivables	$160,114	$146,767
Two-month-and-over contractual delinquency ratio	4.64%	3.66%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

Receivables were $160.1 billion at March 31, 2007, $162.0 billion at December 31, 2006 and $146.8 billion at March 31, 2006. While real estate secured receivables have been a primary driver of growth in recent years, in the first quarter of 2007 real estate growth in our Consumer Lending business was more than offset by lower receivable balances in our Mortgage Services business resulting from the decision in the second quarter of 2006 to reduce purchases of second lien and selected higher risk products in our Mortgage Services business. Additionally, our decision to discontinue correspondent channel acquisitions by our Mortgage Services business, as discussed above, will result in a significant reduction in the receivable balance in the Mortgage Services portfolio on an on-going basis. Compared to December 31, 2006, receivable levels primarily reflect attrition in our Mortgage Services portfolio as discussed above and in our credit card portfolio due to normal seasonal run-off, partially offset by growth in our Consumer Lending and Auto Finance businesses. Compared to March 31, 2006, we experienced growth in all our receivable products, with real estate secured receivables being the primary contributor of the growth.

Our two-months-and-over contractual delinquency ratio increased compared to both the prior year quarter and prior quarter. Compared to the prior year quarter, with the exception of our private label portfolio, all products reported higher delinquency levels due to the seasoning of a growing portfolio including higher real estate secured delinquency primarily at our Mortgage Services business. Compared to the prior quarter, the increase was primarily due to higher real estate secured delinquency levels, primarily at our Mortgage Services business driven in part by the effect of lower receivable levels, partially offset by lower delinquency levels at our Auto Finance business which included seasonal improvements in collections in the first quarter as customers use their tax refunds to reduce their outstanding balances. Delinquency levels for our other products were generally flat compared to the prior quarter.

Net charge-offs as a percentage of average consumer receivables for the quarter increased compared to both the prior year quarter and prior quarter. Compared to the prior year quarter, we experienced higher net charge-offs in our real estate secured portfolio, in particular at our Mortgage Services business as discussed above, and in our credit card portfolio. The increase in our credit card portfolio was largely due to increased levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in the first quarter of 2006 following enactment of new bankruptcy law in the United States. Compared to the prior quarter, the increases in our real estate secured and credit card portfolios were partially offset by lower net charge-offs as a percentage of average consumer receivables for our auto finance portfolio as a result of seasonal improvements in collection activities coupled with the one time $24 million acceleration of charge-offs in the fourth quarter of 2006 due to Auto Finance’s charge-off policy change. The increases in real estate secured net charge-off was driven largely by our Mortgage Services business as the higher level of delinquencies we began to experience last year are beginning to migrate to charge-off. The

HSBC Finance Corporation

increase in net charge-offs in our credit card portfolio is due to the seasoning of a growing portfolio, partially offset by seasonal improvements in collection activities.

Our efficiency ratio improved compared to the prior year quarter. Excluding the $244 million change in fair value on the fixed rate debt related to credit risk resulting from the adoption of SFAS No. 159, the efficiency ratio for the three months ended March 31, 2007 deteriorated from the prior year quarter by 64 basis points. The deterioration was a result of higher provision for credit losses and higher costs and expenses to support receivable growth, partially offset by higher net interest income and higher fee income and enhancement services revenues due to higher levels of receivables.

During the first quarter of 2007, we supplemented funding through unsecured debt issuances with proceeds from the continuing sale of newly originated domestic private label receivables to HSBC Bank USA, debt issued to affiliates and increased levels of secured financings.

Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Unless noted, the discussion of our financial condition and results of operations included in MD&A are presented on a U.S. GAAP basis of reporting. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Equity Ratios Tangible shareholder’s equity to tangible managed assets (“TETMA”), tangible shareholder’s equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-U.S. GAAP financial measures that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy. These ratios exclude the equity impact of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the impact of the adoption of SFAS No. 159 including the subsequent changes in fair value recognized in earnings associated with credit risk on debt for which we elected the fair value option. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA and TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus loans which we have sold and service with limited recourse. We and certain rating agencies also monitor our equity ratios excluding the impact of the HSBC acquisition purchase accounting adjustments. We do so because we believe that the HSBC acquisition purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations. These ratios may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is the common and preferred equity to owned assets ratio. For a quantitative reconciliation of these non-U.S. GAAP financial measures to common and preferred equity to owned assets ratio, see “Reconciliations to U.S. GAAP Financial Measures.”

International Financial Reporting Standards Because HSBC reports results in accordance with IFRSs and IFRSs results are used in measuring and rewarding performance of employees, our management also separately monitors

HSBC Finance Corporation

net income under IFRSs (a non-U.S. GAAP financial measure). The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRSs basis:

Three months ended March 31,	2007	2006

	(in millions)

Net income – U.S. GAAP basis	$541	$888
adjustments, net of tax:
Securitizations	(1)	21
Derivatives and hedge accounting (including fair value adjustments)	(17)	(71)
Intangible assets	26	36
Purchase accounting adjustments	9	32
Loan origination	4	(20)
Loan impairment	(7)	9
Loans held for sale	(29)	-
Interest recognition	13	-
Lower of cost or market adjustment for U.K. Insurance Operations	(6)	-
Other	18	35

Net income – IFRSs basis	$551	$930

Differences between U.S. GAAP and IFRSs are as follows:

Securitizations

IFRSs

•	The recognition of securitized assets is governed by a three-step process, which may be applied to the whole asset, or a part of an asset:

–	If the rights to the cash flows arising from securitized assets have been transferred to a third party and all the risks and rewards of the assets have been transferred, the assets concerned are derecognized.
–	If the rights to the cash flows are retained by HSBC but there is a contractual obligation to pay them to another party, the securitized assets concerned are derecognized if certain conditions are met such as, for example, when there is no obligation to pay amounts to the eventual recipient unless an equivalent amount is collected from the original asset.
–	If some significant risks and rewards of ownership have been transferred, but some have also been retained, it must be determined whether or not control has been retained. If control has been retained, HSBC continues to recognize the asset to the extent of its continuing involvement; if not, the asset is derecognized.

•	The impact from securitizations resulting in higher net income under IFRSs is due to the recognition of income on securitized receivables under U.S. GAAP in prior periods.

U.S. GAAP

•	SFAS 140 “Accounting for Transfers and Servicing of Finance Assets and Extinguishments of Liabilities” requires that receivables that are sold to a special purpose entity (“SPE”) and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over the securitized assets.
•	Control is surrendered over transferred assets if, and only if, all of the following conditions are met:

–	The transferred assets are put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.
–	Each holder of interests in the transferee (i.e. holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.

HSBC Finance Corporation

–	The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

•	If these conditions are not met the securitized assets should continue to be consolidated.
•	When HSBC retains an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the SPE, HSBC recognizes this interest at fair value on sale of the assets to the SPE.

Derivatives and hedge accounting

IFRSs

•	Derivatives are recognized initially, and are subsequently remeasured, at fair value. Fair values of exchange-traded derivatives are obtained from quoted market prices. Fair values of over-the-counter (“OTC”) derivatives are obtained using valuation techniques, including discounted cash flow models and option pricing models.
•	In the normal course of business, the fair value of a derivative on initial recognition is considered to be the transaction price (that is the fair value of the consideration given or received). However, in certain circumstances the fair value of an instrument will be evidenced by comparison with other observable current market transactions in the same instrument (without modification or repackaging) or will be based on a valuation technique whose variables include only data from observable markets, including interest rate yield curves, option volatilities and currency rates. When such evidence exists, HSBC recognizes a trading gain or loss on inception of the derivative. When unobservable market data have a significant impact on the valuation of derivatives, the entire initial change in fair value indicated by the valuation model is not recognized immediately in the income statement but is recognized over the life of the transaction on an appropriate basis or recognized in the income statement when the inputs become observable, or when the transaction matures or is closed out.
•	Derivatives may be embedded in other financial instruments; for example, a convertible bond has an embedded conversion option. An embedded derivative is treated as a separate derivative when its economic characteristics and risks are not clearly and closely related to those of the host contract, its terms are the same as those of a stand-alone derivative, and the combined contract is not held for trading or designated at fair value. These embedded derivatives are measured at fair value with changes in fair value recognized in the income statement.
•	Derivatives are classified as assets when their fair value is positive, or as liabilities when their fair value is negative. Derivative assets and liabilities arising from different transactions are only netted if the transactions are with the same counterparty, a legal right of offset exists, and the cash flows are intended to be settled on a net basis.
•	The method of recognizing the resulting fair value gains or losses depends on whether the derivative is held for trading, or is designated as a hedging instrument and, if so, the nature of the risk being hedged. All gains and losses from changes in the fair value of derivatives held for trading are recognized in the income statement. When derivatives are designated as hedges, HSBC classifies them as either: (i) hedges of the change in fair value of recognized assets or liabilities or firm commitments (“fair value hedge”); (ii) hedges of the variability in highly probable future cash flows attributable to a recognized asset or liability, or a forecast transaction (“cash flow hedge”); or (iii) hedges of net investments in a foreign operation (“net investment hedge”). Hedge accounting is applied to derivatives designated as hedging instruments in a fair value, cash flow or net investment hedge provided certain criteria are met.

Hedge Accounting:

–	It is HSBC’s policy to document, at the inception of a hedge, the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking the hedge. The policy also requires documentation of the assessment, both at hedge inception and on an ongoing basis, of whether the derivatives used in the hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items attributable to the hedged risks.

HSBC Finance Corporation

Fair value hedge:

–	Changes in the fair value of derivatives that are designated and qualify as fair value hedging instruments are recorded in the income statement, together with changes in the fair values of the assets or liabilities or groups thereof that are attributable to the hedged risks.
–	If the hedging relationship no longer meets the criteria for hedge accounting, the cumulative adjustment to the carrying amount of a hedged item is amortized to the income statement based on a recalculated effective interest rate over the residual period to maturity, unless the hedged item has been derecognized whereby it is released to the income statement immediately.

Cash flow hedge:

–	The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. Any gain or loss relating to an ineffective portion is recognized immediately in the income statement.
–	Amounts accumulated in equity are recycled to the income statement in the periods in which the hedged item will affect the income statement. However, when the forecast transaction that is hedged results in the recognition of a non-financial asset or a non-financial liability, the gains and losses previously deferred in equity are transferred from equity and included in the initial measurement of the cost of the asset or liability.
–	When a hedging instrument expires or is sold, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity until the forecast transaction is ultimately recognized in the income statement. When a forecast transaction is no longer expected to occur, the cumulative gain or loss that was reported in equity is immediately transferred to the income statement.

Net investment hedge:

–	Hedges of net investments in foreign operations are accounted for in a similar manner to cash flow hedges. Any gain or loss on the hedging instrument relating to the effective portion of the hedge is recognized in equity; the gain or loss relating to the ineffective portion is recognized immediately in the income statement. Gains and losses accumulated in equity are included in the income statement on the disposal of the foreign operation.

Hedge effectiveness testing:

–	IAS 39 requires that at inception and throughout its life, each hedge must be expected to be highly effective (prospective effectiveness) to qualify for hedge accounting. Actual effectiveness (retrospective effectiveness) must also be demonstrated on an ongoing basis.
–	The documentation of each hedging relationship sets out how the effectiveness of the hedge is assessed.
–	For prospective effectiveness, the hedging instrument must be expected to be highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period for which the hedge is designated. For retrospective effectiveness, the changes in fair value or cash flows must offset each other in the range of 80 per cent to 125 per cent for the hedge to be deemed effective.

Derivatives that do not qualify for hedge accounting:

–	All gains and losses from changes in the fair value of any derivatives that do not qualify for hedge accounting are recognized immediately in the income statement.

U.S. GAAP

•	The accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” is generally consistent with that under IAS 39, which HSBC has followed in its IFRSs reporting from January 1, 2005, as described above. However, specific assumptions regarding hedge effectiveness under U.S. GAAP are not permitted by IAS 39.
•	The requirements of SFAS No. 133 have been effective from January 1, 2001.
•	The U.S. GAAP ‘shortcut method’ permits an assumption of zero ineffectiveness in hedges of interest rate risk with an interest rate swap provided specific criteria have been met. IAS 39 does not permit such an

HSBC Finance Corporation

assumption, requiring a measurement of actual ineffectiveness at each designated effectiveness testing date. As of March 31, 2007, we do not have any hedges accounted for under the shortcut method.

•	In addition, IFRSs allows greater flexibility in the designation of the hedged item. Under U.S. GAAP, all contractual cash flows must form part of the designated relationship, whereas IAS 39 permits the designation of identifiable benchmark interest cash flows only.
•	Under U.S. GAAP, derivatives receivable and payable with the same counterparty may be reported net on the balance sheet when there is an executed ISDA Master Netting Arrangement covering enforceable jurisdictions. These contracts do not meet the requirements for offset under IAS 32 and hence are presented gross on the balance sheet under IFRSs.

Designation of financial assets and liabilities at fair value through profit and loss

IFRSs

•	Under IAS 39, a financial instrument, other than one held for trading, is classified in this category if it meets the criteria set out below, and is so designated by management. An entity may designate financial instruments at fair value where the designation:

–	eliminates or significantly reduces a measurement or recognition inconsistency that would otherwise arise from measuring financial assets or financial liabilities or recognizing the gains and losses on them on different bases; or
–	applies to a group of financial assets, financial liabilities or a combination of both that is managed and its performance evaluated on a fair value basis, in accordance with a documented risk management or investment strategy, and where information about that group of financial instruments is provided internally on that basis to management; or
–	relates to financial instruments containing one or more embedded derivatives that significantly modify the cash flows resulting from those financial instruments.

•	Financial assets and financial liabilities so designated are recognized initially at fair value, with transaction costs taken directly to the income statement, and are subsequently remeasured at fair value. This designation, once made, is irrevocable in respect of the financial instruments to which it relates. Financial assets and financial liabilities are recognized using trade date accounting.
•	Gains and losses from changes in the fair value of such assets and liabilities are recognized in the income statement as they arise, together with related interest income and expense and dividends.

U.S. GAAP

•	Prior to the adoption of SFAS No. 159, generally, for financial assets to be measured at fair value with gains and losses recognized immediately in the income statement, they were required to meet the definition of trading securities in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. Financial liabilities were usually reported at amortized cost under U.S. GAAP.
•	SFAS No. 159 was issued in February 2007, which provides for a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at the initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We adopted SFAS No. 159 retroactive to January 1, 2007.

Goodwill, Purchase Accounting and Intangibles

IFRSs

•	Prior to 1998, goodwill under U.K. GAAP was written off against equity. HSBC did not elect to reinstate this goodwill on its balance sheet upon transition to IFRSs. From January 1, 1998 to December 31, 2003 goodwill was capitalized and amortized over its useful life. The carrying amount of goodwill existing at December 31, 2003 under U.K. GAAP was carried forward under the transition rules of IFRS 1 from January 1, 2004, subject to certain adjustments.

HSBC Finance Corporation

•	IFRS 3 “Business Combinations” requires that goodwill should not be amortized but should be tested for impairment at least annually at the reporting unit level by applying a test based on recoverable amounts.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their market price on the date the transaction is completed.

U.S. GAAP

•	Up to June 30, 2001, goodwill acquired was capitalized and amortized over its useful life which could not exceed 25 years. The amortization of previously acquired goodwill ceased with effect from December 31, 2001.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their average market price over a reasonable period before and after the date on which the terms of the acquisition are agreed and announced.

Loan origination

IFRSs

•	Certain loan fee income and incremental directly attributable loan origination costs are amortized to the income statement over the life of the loan as part of the effective interest calculation under IAS 39.

U.S. GAAP

•	Certain loan fee income and direct but not necessarily incremental loan origination costs, including an apportionment of overheads, are amortized to the income statement account over the life of the loan as an adjustment to interest income (SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.)

Loan impairment

IFRSs

•	Where statistical models, using historic loss rates adjusted for economic conditions, provide evidence of impairment in portfolios of loans, their values are written down to their net recoverable amount. The net recoverable amount is the present value of the estimated future recoveries discounted at the portfolio’s original effective interest rate. The calculations include a reasonable estimate of recoveries on loans individually identified for write-off pursuant to HSBC’s credit guidelines.

U.S. GAAP

•	Where the delinquency status of loans in a portfolio is such that there is no realistic prospect of recovery, the loans are written off in full, or to recoverable value where collateral exists. Delinquency depends on the number of days payment is overdue. The delinquency status is applied consistently across similar loan products in accordance with HSBC’s credit guidelines. When local regulators mandate the delinquency status at which write-off must occur for different retail loan products and these regulations reasonably reflect estimated recoveries on individual loans, this basis of measuring loan impairment is reflected in U.S. GAAP accounting. Cash recoveries relating to pools of such written-off loans, if any, are reported as loan recoveries upon collection.

Loans held for resale

IFRSs

•	Under IAS 39, loans held for resale are treated as trading assets.
•	As trading assets, loans held for resale are initially recorded at fair value, with changes in fair value being recognized in current period earnings.
•	Any gains realized on sales of such loans are recognized in current period earnings on the trade date.

U.S. GAAP

•	Under U.S. GAAP, loans held for resale are designated as loans on the balance sheet.

HSBC Finance Corporation

•	Such loans are recorded at the lower of amortized cost or market value (LOCOM). Therefore, recorded value cannot exceed amortized cost.
•	Subsequent gains on sales of such loans are recognized in current period earnings on the settlement date.

Interest recognition

IFRSs

•	The calculation and recognition of effective interest rates under IAS 39 requires an estimate of “all fees and points paid or received between parties to the contract” that are an integral part of the effective interest rate be included.

U.S. GAAP

•	FAS 91 also generally requires all fees and costs associated with originating a loan to be recognized as interest, but when the interest rate increases during the term of the loan it prohibits the recognition of interest income to the extent that the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation.

IFRS Management Basis Reporting Our segment results are presented on an IFRSs management basis (a non-U.S. GAAP financial measure) (“IFRS Management Basis”) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 11, “Business Segments.”

Receivables Review

The following table summarizes receivables at March 31, 2007 and increases (decreases) over prior periods:

		Increases (decreases) from
		December 31,		March 31,
	March 31,	2006		2006
	2007	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$96,329	$(1,432)	(1.5)%	$6,837	7.6%
Auto finance	12,633	129	1.0	1,447	12.9
Credit card	27,293	(421)	(1.5)	3,844	16.4
Private label	2,500	(9)	(.4)	72	3.0
Personal non-credit card(2)	21,201	(166)	(.8)	1,195	6.0
Commercial and other	158	(23)	(12.7)	(48)	(23.3)

Total owned receivables	$160,114	$(1,922)	(1.2)%	$13,347	9.1%

(1)	Mortgage Services purchases receivables originated by other lenders referred to as correspondents. In December, the business was aligned under common executive management with our Consumer Lending business. In March 2007, we announced that Mortgage Services was ceasing correspondent channel acquisitions of receivables. Consumer Lending is a distinct business that sources, underwrites and closes

HSBC Finance Corporation

loans through a network of 1,396 branch offices located throughout the United States. The Mortgage Services and Consumer Lending businesses comprise the majority of our real estate secured portfolio as shown in the following table:

		Increases (decreases) from
		December 31,		March 31,
	March 31,	2006		2006
	2007	$	%	$	%

	(dollars are in millions)

Mortgage Services	$44,674	$(3,294)	(6.9)%	$(1,784)	(3.8)%
Consumer Lending	47,924	1,698	3.7	7,994	20.0
Foreign and all other	3,731	164	4.6	627	20.2

Total real estate secured	$96,329	$(1,432)	(1.5)%	$6,837	7.6%

(2)	Personal non-credit card receivables are comprised of the following:

		Increases (decreases) from
		December 31,		March 31,
	March 31,	2006		2006
	2007	$	%	$	%

	(dollars are in millions)

Domestic personal non-credit card	$13,871	$108	.8%	$1,927	16.1%
Union Plus personal non-credit card	213	(22)	(9.4)	(85)	(28.5)
Personal homeowner loans	4,181	(66)	(1.6)	(60)	(1.4)
Foreign personal non-credit card	2,936	(186)	(6.0)	(587)	(16.7)

Total personal non-credit card	$21,201	$(166)	(.8)%	$1,195	6.0%

Real estate secured receivables can be further analyzed as follows:

		Increases (decreases) from
		December 31,		March 31,
	March 31,	2006		2006
	2007	$	%	$	%

	(dollars are in millions)

Real estate secured:
Closed-end:
First lien	$77,201	$(700)	(.9)%	$6,591	9.3%
Second lien	14,756	(334)	(2.2)	561	4.0
Revolving:
First lien	509	(47)	(8.5)	(79)	(13.4)
Second lien	3,863	(351)	(8.3)	(236)	(5.8)

Total real estate secured	$96,329	$(1,432)	(1.5)%	$6,837	7.6%

HSBC Finance Corporation

The following table summarizes various real estate secured receivables information for our Mortgage Services and Consumer Lending businesses:

	March 31, 2007				December 31, 2006				March 31, 2006
	Mortgage		Consumer		Mortgage		Consumer		Mortgage	Consumer
	Services		Lending		Services		Lending		Services	Lending

	(in millions)

Fixed rate	$20,518	(1)	$44,236	(2)	$21,733	(1)	$42,675	(2)	$19,714	$38,033
Adjustable rate	24,156		3,688		26,235		3,551		26,744	1,897

Total	$44,674		$47,924		$47,968		$46,226		$46,458	$39,930

First lien	$35,630		$41,294		$38,031		$39,684		$36,444	$34,181
Second lien	9,044		6,630		9,937		6,542		10,014	5,749

Total	$44,674		$47,924		$47,968		$46,226		$46,458	$39,930

Adjustable rate	$18,141		$3,688		$20,108		$3,551		$20,024	$1,897
Interest only	6,015		-		6,127		-		6,720	-

Total adjustable rate	$24,156		$3,688		$26,235		$3,551		$26,744	$1,897

Total stated income	$11,063		$-		$11,772		$-		$11,637	$-

(1)	Includes fixed rate interest-only loans of $48 million at March 31, 2007 and $32 million at December 31, 2006.

(2)	Includes fixed rate interest-only loans of $54 million at March 31, 2007 and $46 million at December 31, 2006.

At March 31, 2007, real estate secured loans originated and acquired subsequent to December 31, 2004 by our Mortgage Services business accounted for approximately 73 percent of total Mortgage Services receivables in a first lien and approximately 88 percent of total Mortgage Services receivables in a second lien position. At December 31, 2006, real estate secured loans originated and acquired subsequent to December 31, 2004 by our Mortgage Services business accounted for approximately 70 percent of total Mortgage Services receivables in a first lien and approximately 90 percent of total Mortgage Services receivables in a second lien position.

Receivable increases (decreases) since March 31, 2006 Real estate secured receivables increased significantly over the year-ago period driven by growth in our branch business. Growth in our branch-based Consumer Lending business improved due to higher sales volumes as we continue to emphasize real estate secured loans, including a near-prime mortgage product, as well as a decline in loan prepayments due to the higher interest rate environment which resulted in lower run-off rates. Also contributing to the increase was the acquisition of the $2.5 billion Champion portfolio in November 2006. Our Mortgage Services correspondent business experienced growth through June 2006 as management continued to focus on junior lien loans through portfolio acquisitions and expanded sources for purchasing newly originated loans from flow correspondents. In the second half of 2006, management revised its business plan and reduced purchases of second lien and selected higher risk products which has resulted in attrition in the Mortgage Services portfolio. As previously discussed, in March 2007, we announced our decision to discontinue correspondent channel acquisitions by our Mortgage Services business. However, our Decision One wholesale channel and our Consumer Lending retail channel will continue. These actions, combined with normal portfolio attrition will result in significant reductions in the principal balance of our Mortgage Services loan portfolio during 2007. We have also experienced strong real estate secured growth in our foreign real estate secured receivables as a result of our continuing Canadian branch operation expansions.

Auto finance receivables increased over the year-ago period due to organic growth principally in the near-prime portfolio as a result of increases in newly originated loans acquired from our dealer network and growth in the consumer direct loan program. Additionally as compared to the year-ago period, we experienced continued growth from the expansion of an auto finance program in Canada. Credit card receivables reflect strong domestic organic growth in our Union Privilege and non-prime portfolios including Metris as well as continued growth in our Canadian credit card receivables. Lower securitization levels also contributed to the increase as compared to the

HSBC Finance Corporation

year-ago period. Private label receivables increased as compared to March 31, 2006 as a result of growth in our Canadian business and changes in the foreign exchange rate since March 31, 2006, partially offset by the termination of new domestic retail sales contract originations in October 2006 and lower retail sales volumes in the U.K. Personal non-credit card receivables increased as a result of increased marketing, including several large direct mail campaigns and changes in the foreign exchange rate since March 31, 2006.

Receivable increases (decreases) since December 31, 2006 Real estate secured receivables have decreased since December 31, 2006. As discussed above, actions taken at our Mortgage Services business combined with normal portfolio attrition, resulted in a decline in the overall portfolio balance at our Mortgage Services business since December 31, 2006. These decreases were partially offset by real estate secured growth in our Consumer Lending business. In addition, the decline in loan prepayments has continued during the first quarter of 2007 which has resulted in lower run-off rates for our real estate secured portfolio. Growth in our auto finance portfolio reflects organic growth and increased volume. The decrease in our credit card receivables reflects normal seasonal run-off, partially offset by growth in our non-prime portfolios including Metris. Private label receivables decreased due to the termination of new domestic retail sales contract originations in October 2006 partially offset by growth in our U.K. private label portfolio. Personal non-credit card receivables decreased primarily due to lower levels of foreign personal non-credit card receivables.

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our consolidated statement of income.

Net interest income The following table summarizes net interest income:

					Increase (decrease)
Three months ended March 31,	2007	(1)	2006	(1)	Amount	%

Finance and other interest income	$4,712	11.42%	$4,087	11.10%	$625	15.3%
Interest expense	2,071	5.02	1,623	4.41	448	27.6

Net interest income	$2,641	6.40%	$2,464	6.69%	$177	7.2%

(1)	% Columns: comparison to average owned interest-earning assets.

The increase in net interest income during the quarter ended March 31, 2007 was due to higher average receivables and higher overall yields, partially offset by higher interest expense. Overall yields increased due to increases in our rates on fixed and variable rate products which reflected market movements and various other repricing initiatives. Yields were also favorably impacted by receivable mix with increased levels of higher yielding products such as credit cards, due in part to reduced securitization levels and higher levels of average second lien real estate secured loans. Overall yield improvements were partially offset by the impact of growth in non-performing assets. The higher interest expense, which contributed to lower net interest margin, was due to a larger balance sheet and a significantly higher cost of funds due to a rising interest rate environment. This was partially offset by the adoption of SFAS No. 159, which resulted in $76 million of realized losses on swaps which previously were accounted for as effective hedges under SFAS No. 133 and reported as interest expense now being reported in other revenues. In addition, as part of our overall liquidity management strategy, we continue to extend the maturity of our liability profile which results in higher interest expense. Our purchase accounting fair value adjustments include both amortization of fair value adjustments to our external debt obligations and receivables. Amortization of purchase accounting fair value adjustments increased net interest income by $46 million during the quarter ended March 31, 2007 and $114 million during the quarter ended March 31, 2006.

Net interest margin was 6.40 percent during the three months ended March 31, 2007 compared to 6.69 percent in the year-ago period. Net interest margin decreased in the first quarter of 2007 as the improvement in the overall yield on

HSBC Finance Corporation

our receivable portfolio, as discussed above, was more than offset by the higher funding costs. The following table shows the impact of these items on net interest margin:

	2007	2006

Net interest margin – March 31, 2006 and 2005, respectively	6.69%	6.68%
Impact to net interest margin resulting from:
Receivable pricing	.20	.32
Receivable mix	.03	.08
Sale of U.K. card business in December 2005	-	.04
Metris acquisition in December 2005	-	.36
Cost of funds change	(.61)	(.67)
Investment securities mix	-	-
Other	.09	(.12)

Net interest margin – March 31, 2007 and 2006, respectively	6.40%	6.69%

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

Provision for credit losses The following table summarizes provision for credit losses:

			Increase (decrease)
	2007	2006	Amount	%

	(dollars are in millions)

Three months ended March 31,	$1,700	$866	$834	96.3%

Our provision for credit losses increased significantly during the first quarter of 2007 compared to the year-ago quarter due to higher levels of receivables due in part to lower securitization levels, higher levels of delinquency driven by growth, normal portfolio seasoning and the progression of portions of our Mortgage Services portfolio purchased in 2005 and 2006 into various stages of delinquency and charge-off, a higher mix of second lien product in Mortgage Services, increased levels of personal bankruptcy filings as compared to the exceptionally low filing levels experienced in the first quarter of 2006 as a result of the new bankruptcy law in the United States which went into effect in October 2005, and weaker early stage performance in certain Consumer Lending real estate secured loans originated since late 2005 consistent with the industry trends for fixed rate mortgages.

Beginning in the second quarter of 2006, we began to experience a deterioration in the performance of mortgage loans acquired in 2005 by our Mortgage Services business, particularly in the second lien and portions of the first lien portfolio which, later in the year, began to affect the same components of loans originated in 2006 by this business, which resulted in higher delinquency, charge-offs and loss estimates in these portfolios. In the first quarter of 2007, we have seen higher levels of net charge-off in these components as the higher delinquency we began to experience in the prior year is now beginning to migrate to charge-off and continuing increased delinquency although the rate of increase in delinquency has slowed from prior quarters. Our provision for credit losses in the first quarter of 2007 also reflects higher loss estimates in second lien loans purchased in 2004 through the third quarter of 2006 by our Consumer Lending business which increased credit loss reserves $87 million during the quarter. At March 31, 2007, the outstanding principal balance of second lien loans acquired by the Consumer Lending business during this period was approximately $1.5 billion. Our provision for credit losses in the first quarter also reflects the impact from a refinement in the methodology used to calculate roll rate percentages at our United Kingdom business which increased credit loss reserves $117 million which we believe reflects a better estimate of probable losses currently inherent in the loan portfolio.

Net charge-off dollars increased $560 million during the three months ended March 31, 2007 as compared to the year-ago quarter. This increase was driven by our Mortgage Services business, as loans originated and acquired in

HSBC Finance Corporation

2005 and early 2006 are progressing to charge-off as well as higher receivable levels, portfolio seasoning in our credit card portfolio and increased levels of personal bankruptcy filings as compared to the exceptionally low filing levels experienced in the first quarter of 2006 as a result of the new bankruptcy law in the United States. The provision for credit losses may vary from quarter to quarter depending on the product mix and credit quality of loans in our portfolio. See “Credit Quality” included in this MD&A for further discussion of factors affecting the provision for credit losses.

Other revenues The following table summarizes other revenues:

			Increase (decrease)
Three months ended March 31,	2007	2006	Amount	%

	(dollars are in millions)

Securitization related revenue	$21	$71	$(50)	(70.4)%
Insurance revenue	230	244	(14)	(5.7)
Investment income	26	34	(8)	(23.5)
Derivative income (expense)	(7)	57	(64)	(100+ )
Gain (loss) on debt designated at fair value and related derivatives	144	-	144	100.0
Fee income	573	382	191	50.0
Enhancement services revenue	148	123	25	20.3
Taxpayer financial services revenue	239	234	5	2.1
Gain on receivable sales to HSBC affiliates	95	85	10	11.8
Servicing and other fees from HSBC affiliates	133	118	15	12.7
Other income	40	73	(33)	(45.2)

Total other revenues	$1,642	$1,421	$221	15.6%

Securitization related revenue is the result of the securitization of our receivables and includes the following:

			Increase (decrease)
Three months ended March 31,	2007	2006	Amount	%

	(dollars are in millions)

Net replenishment gains(1)	$8	$15	$(7)	(46.7)%
Servicing revenue and excess spread	13	56	(43)	(76.8)

Total	$21	$71	$(50)	(70.4)%

(1)	Net replenishment gains reflect inherent recourse provisions of $5 million in the first quarter of 2007 and $14 million in the first quarter of 2006.

The decline in securitization related revenue in the three months ended March 31, 2007 was due to decreases in the level of securitized receivables as a result of our decision in the third quarter of 2004 to structure all new collateralized funding transactions as secured financings. Because existing public credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in the fourth quarter of 2007. While the termination of sale treatment on new collateralized funding activity and the reduction of sales under replenishment agreements reduced our reported net income, there is no impact on cash received from operations.

Insurance revenue decreased in the first three months of 2007 primarily due to lower insurance sales volumes in our U.K. operations, including a planned phase out of the use of a specific broker between January and April 2007. Insurance revenue in our domestic operations was essentially flat as increases in premiums in the quarter were more than offset by the cancellation effective January 1, 2007 of a policy whereby we pay for losses which exceed a threshold specified in the policy.

HSBC Finance Corporation

Investment income, which includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities, decreased in the first three months of 2007 primarily due to lower average investment levels.

Derivative income includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS No. 133 as well as the ineffectiveness on derivatives which are qualifying hedges. Prior to the election of FVO reporting for certain fixed rate debt, we accounted for the realized gains and losses on swaps associated with this debt which qualified as effective hedges under SFAS No. 133 in interest expense and any ineffectiveness which resulted from changes in the fair value of the swaps as compared to changes in the interest rate component value of the debt was recorded as a component of derivative income. With the adoption of SFAS No. 159 beginning in January 2007, we eliminated hedge accounting on these swaps and as a result, realized and unrealized gains and losses on these derivatives are now included in Gain (loss) on debt designated at fair value and related derivatives in the consolidated statement of income which impacts the comparability of derivative income between periods. Derivative income is summarized in the table below:

Three months ended March 31,	2007	2006

	(in millions)

Net realized gains (losses)	$(9)	$4
Mark-to-market on derivatives which do not qualify as effective hedges	5	(10)
Ineffectiveness	(3)	63

Total	$(7)	$57

Derivative income decreased in the three months ended March 31, 2007 due to changes in the interest rate curve and to the adoption of SFAS No. 159. Rising interest rates during the fourth quarter of 2005 and the first half of 2006 caused the net outgoing payments on pay variable/received fix economic hedges to increase during the three month period ended March 31, 2007 as compared to the year-ago period. Furthermore, as discussed above, the mark-to-market on the swaps associated with debt we have now designated at fair value, as well as the mark-to-market on the interest rate component of the debt, which accounted for the majority of the ineffectiveness recorded in the first quarter of 2006, is now reported in the consolidated income statement as Gain (loss) on debt designated at fair value and related derivatives. Additionally, subsequent to March 31, 2006, we have redesignated all remaining short cut hedge relationships as hedges under the long-haul method of accounting. Redesignation of swaps as effective hedges reduces the overall volatility of reported mark-to-market income, although re-establishing such swaps as long-haul hedges creates volatility as a result of hedge ineffectiveness.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting, the ineffectiveness recorded on our qualifying hedges under the long haul method of accounting or the impact from adopting SFAS No. 159, affects the comparability of our reported results between periods. Accordingly, derivative income for the three months ended March 31, 2007 should not be considered indicative of the results for any future periods.

Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as a result of adopting SFAS No. 159 effective January 1, 2007 as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. Prior to the election of FVO reporting for certain fixed rate debt, we accounted for the realized gains and losses on swaps associated with this debt which qualified as effective hedges under SFAS No. 133 in interest expense and any ineffectiveness which resulted from changes in the value of the swaps as compared to changes in the interest rate

HSBC Finance Corporation

component value of the debt was recorded in derivative income. These components are summarized in the table below:

Three months ended March 31,	2007	2006

	(in millions)

Mark-to-market on debt designated at fair value:
Interest rate component	$(142)	$-
Credit risk component	244	-

Total mark-to-market on debt designated at fair value	102	-
Mark-to-market on the related derivatives	118	-
Net realized gains (losses) on the related derivatives	(76)	-

Total	$144	$-

The changes in the fair value of the debt associated with interest rates and the change in the value of the related derivatives reflects a decline in the LIBOR curve during the first quarter of 2007. The changes in credit risk were due to a general widening of financial sector, fixed income credit spreads in combination with specific spread widening attributable to our participation in the subprime mortgage market.

Fee income, which includes revenues from fee-based products such as credit cards, increased in the three months ended March 31, 2007 due to higher credit card fees, particularly relating to our non-prime credit card portfolios due to higher levels of credit card receivables.

Enhancement services revenue, which consists of ancillary credit card revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan, was higher in the three months ended March 31, 2007 primarily as a result of higher levels of credit card receivables and higher customer acceptance levels.

Taxpayer financial services (“TFS”) revenue increased during the three months ended March 31, 2007 due to increased loan volume in the 2007 tax season.

Gain on receivable sales to HSBC affiliates includes the daily sales of domestic private label receivable originations (excluding retail sales contracts) and certain credit card account originations to HSBC Bank USA. The increase in the first quarter of 2007 reflects higher sales volumes of domestic private label receivable and credit card account originations as well as higher rates on our credit card account originations.

Servicing and other fees from HSBC represents revenue received under service level agreements under which we service credit card and domestic private label receivables as well as real estate secured and auto finance receivables for HSBC affiliates. The increases primarily relate to higher levels of receivables being serviced on behalf of HSBC Bank USA.

Other income decreased in the first quarter of 2007 primarily due to lower gains on sales of real estate secured receivables by our Decision One mortgage operations.

HSBC Finance Corporation

Costs and expenses

The following table summarizes total costs and expenses:

			Increase
			(decrease)
Three months ended March 31,	2007	2006	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$609	$581	$28	4.8%
Sales incentives	68	80	(12)	(15.0)
Occupancy and equipment expenses	78	83	(5)	(6.0)
Other marketing expenses	220	173	47	27.2
Other servicing and administrative expenses	263	253	10	4.0
Support services from HSBC affiliates	285	252	33	13.1
Amortization of intangibles	63	80	(17)	(21.3)
Policyholders’ benefits	124	118	6	5.1

Total costs and expenses	$1,710	$1,620	$90	5.6%

Salaries and employee benefits increased in the first quarter of 2007 as a result of additional staffing, primarily in our Consumer Lending, Retail Services and Canadian operations as well as in our corporate functions to support the growth which has occurred since March 2006. Salary and employee benefits for the first quarter of 2007 also includes employee severance, including benefits for employees to be terminated as part of the announcement in March 2007 to discontinue correspondent channel acquisitions by our Mortgage Services business. These increases were partially offset by lower salary expense in our Credit Card Services operations due to the completion of the integration of the Metris acquisition which occurred in December 2005.

Sales incentives decreased in the first quarter of 2007 due to lower origination volumes in our Mortgage Services business due to the decision to reduce purchases including second lien and selected higher risk products in the second half of 2006 as well as lower volumes in our Consumer Lending business. As Mortgage Services terminates loan acquisitions, sales incentives will decrease in the future.

Occupancy and equipment expenses decreased in the first quarter of 2007 due to lower repairs and maintenance costs as well as lower depreciation and utility expenses. These decreases were partially offset by higher rental expenses.

Other marketing expenses includes payments for advertising, direct mail programs and other marketing expenditures. The increase in the first quarter of 2007 was primarily due to increased domestic credit card and co-branded credit card marketing expenses.

Other servicing and administrative expenses increased during the three months ended March 31, 2007 due to higher systems costs and lower deferrals for origination costs due to lower volumes as well as a valuation adjustment of $31 million to record our investment in the U.K. Insurance Operations at the lower of cost or market as a result of designating this operation as “Held for Sale.” These increases were partially offset by lower insurance operating expense in our domestic operations and an increase in our estimate of interest receivable of approximately $55 million relating to various contingent tax items with the taxing authority.

Support services from HSBC affiliates includes technology and other services charged to us by HSBC Technology and Services (USA) Inc. (“HTSU”), which increased in the first quarter of 2007 primarily due to growth.

Amortization of intangibles decreased in the first quarter of 2007 as an individual contractual relationship became fully amortized in the first quarter of 2006.

Policyholders’ benefits increased in the first quarter of 2007 for both our domestic and U.K. operations. The increase in our domestic operations was due to an increase in claims reserves for expected losses. The increase in our U.K. operations was due to higher claims in the current quarter, partially offset by lower sales volumes.

HSBC Finance Corporation

Efficiency ratio The following table summarizes our owned basis efficiency ratio:

	2007	2006

Three months ended March 31	38.13%	39.87%

Our efficiency ratio improved compared to the prior year quarter. Excluding the $244 million change in fair value on the fixed rate debt related to credit risk resulting from the adoption of SFAS No. 159, the efficiency ratio for the three months ended March 31, 2007 deteriorated from the prior year quarter by 64 basis points. The deterioration was a result of higher provision for credit losses and higher costs and expenses to support receivable growth, partially offset by higher net interest income and higher fee income and enhancement services revenues due to higher levels of receivables.

Segment Results – IFRS Management Basis

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our Consumer Lending, Mortgage Services, Retail Services and Auto Finance businesses. Our Credit Card Services segment consists of our domestic MasterCard, Visa and Discover credit card business. Our International segment consists of our foreign operations in the United Kingdom, Canada, the Republic of Ireland and prior to November 9, 2006, our operations in Slovakia, the Czech Republic and Hungary. The All Other caption includes our Insurance and Taxpayer Financial Services and Commercial businesses, each of which falls below the quantitative threshold test under SFAS No. 131 for determining reportable segments, as well as our corporate and treasury activities. There have been no changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the presentation in our 2006 Form 10-K.

Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 11, “Business Segments.”

Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment:

			Increase (decrease)
Three months ended March 31	2007	2006	Amount	%

	(dollars are in millions)

Net income	$238	$719	$(481)	(66.9)%
Net interest income	2,158	2,182	(24)	(1.1)
Other operating income	192	238	(46)	(19.3)
Loan impairment charges	1,220	550	670	100.0+
Operating expenses	759	737	22	3.0
Intersegment revenues	58	57	1	1.8
Customer loans	142,407	134,132	8,275	6.2
Assets	142,182	135,874	6,308	4.6
Net interest margin, annualized	6.00%	6.62%	-	-
Return on average assets	.66	2.15	-	-

HSBC Finance Corporation

Our Consumer segment reported lower net income in the first quarter of 2007 due to higher loan impairment charges, lower net interest income, lower other operating income and higher operating expenses.

Loan impairment charges for the Consumer segment increased significantly during the first quarter of 2007 as compared to the year-ago quarter. The increase in loan impairment charges was driven by the progression of mortgage loans acquired in 2005 and 2006 by our Mortgage Services business, particularly in the second lien and portions of the first lien portfolios, to various stages of delinquency and to charge-off. Also contributing to the increase was higher loss estimates at our Consumer Lending business due to receivable growth, portfolio seasoning as well as higher loss estimates in second lien loans purchased in 2004 through the third quarter of 2006 which increased credit loss reserves $87 million during the quarter. At March 31, 2007, the outstanding principal balance of second lien loans acquired by the Consumer Lending business during this period was approximately $1.5 billion. Loan impairment charges during the first quarter of 2006 benefited from historically low levels of bankruptcy filings following the enactment of new bankruptcy law in the United States which became effective in the fourth quarter of 2005. In the first quarter of 2007, we increased loss reserve levels as the provision for credit losses was greater than net charge-offs by $139 million.

Net interest income decreased during the first quarter of 2007 as higher finance and other interest income primarily due to higher average customer loans and higher overall yields was more than offset by higher interest expense. Overall yields reflect growth in real estate secured customer loans at current market rates and a greater mix of higher yielding second lien real estate secured loans and personal non-credit card customer loans due to growth. The higher interest expense was due to a larger balance sheet and a significantly higher cost of funds due to a rising interest rate environment. The decrease in net interest margin was a result of the cost of funds increasing more rapidly than our ability to increase receivable yields. The decrease in other operating income in the three months ended March 31, 2007 was primarily due to lower gains on sales of real estate secured receivables by our Decision One mortgage operations, partially offset by higher late and overlimit fees. Operating expenses were higher in the first quarter of 2007 primarily due to lower deferred loan origination costs as mortgage origination volumes have declined.

Customer loans for our Consumer segment can be further analyzed as follows:

		Increases (decreases) from
		December 31,		March 31,
	March 31,	2006		2006
	2007	$	%	$	%

	(dollars are in millions)

Real estate secured	$94,159	$(1,212)	(1.3)%	$5,139	5.8%
Auto finance	12,557	90	.7	732	6.2
Private label, including co-branded cards	17,477	(979)	(5.3)	1,158	7.1
Personal non-credit card	18,214	(65)	(.4)	1,246	7.3

Total customer loans	$142,407	$(2,166)	(1.5)%	$8,275	6.2%

(1)	Real estate secured receivables are comprised of the following:

		Increases (decreases) from
		December 31,		March 31,
	March 31,	2006		2006
	2007	$	%	$	%

	(dollars are in millions)

Mortgage Services	$46,555	$(2,917)	(5.9)%	$(2,775)	(5.6)%
Consumer Lending	47,604	1,705	3.7	7,914	19.9

Total real estate secured	$94,159	$(1,212)	(1.3)%	$5,139	5.8%

Customer loans decreased 2 percent at March 31, 2007 as compared to $144.6 billion at December 31, 2006. Real estate secured loans decreased at March 31, 2007 as compared to the prior quarter. The decrease in real estate

HSBC Finance Corporation

secured loans was primarily at our Mortgage Services business as we have continued to tighten underwriting standards for loans purchased from correspondents, which included the reduction of purchases of second lien and selected higher risk segments. Additionally, in March 2007, we announced our decision to discontinue all loan acquisitions by our Mortgage Services business. Although we will continue the current operating strategies for our Decision One wholesale channel, this will result in significant reductions in our Mortgage Services real estate portfolio throughout 2007 and in subsequent years. The decreases in real estate secured loans at our Mortgage Services business were partially offset by increases in the real estate secured portfolio at our Consumer Lending business as a result of sales volumes in excess of run-off. In addition, the decline in loan prepayments has continued during the first quarter of 2007 which has resulted in lower run-off rates for our real estate secured portfolio. Growth in our auto finance portfolio reflects organic growth and increased volume. The decrease in our private label portfolio is due to normal seasonal run-off, partially offset by growth in the co-branded card portfolio launched by our Retail Services operations during 2006.

Compared to March 31, 2006, customer loans increased 6 percent. Real estate growth in 2006 was strong as a result of strong growth in our branch-based Consumer Lending business. In addition, our correspondent business experienced growth through June 2006 as management continued to focus on junior lien loans and expanded our sources for purchasing newly originated loans from flow correspondents. However, as previously discussed above, in the second half of 2006, management revised its business plan and began tightening underwriting standards on loans purchased from correspondents including reducing purchases of second lien and selected higher risk segments. Growth in our branch-based Consumer Lending business reflects strong sales volumes as we continue to emphasize real estate secured loans, including a near-prime mortgage product. Real estate secured customer loans also increased as a result of the acquisition of the $2.5 billion Champion portfolio in November 2006. In addition, a decline in loan prepayments in 2006 resulted in lower run-off rates for our real estate secured portfolio which also contributed to overall growth. Our Auto Finance business also reported organic growth, principally in the near-prime portfolio, from increased volume in both the dealer network and the consumer direct loan program. The private label portfolio increased from the year-ago quarter due to organic growth and the co-branded card portfolio launched by our Retail Services operations during 2006. Growth in our personal non-credit card portfolio was the result of increased marketing, including several large direct mail campaigns.

ROA was .66 percent for the first quarter of 2007, compared to 2.15 percent in the year-ago period. The decrease in the ROA ratio in the first quarter of 2007 is primarily due to the increase in loan impairment charges as discussed above, as well as higher average assets.

Credit Card Services Segment The following table summarizes the IFRS Management Basis results for our Credit Card Services segment:

			Increase (decrease)
Three months ended March 31	2007	2006	Amount	%

	(dollars are in millions)

Net income	$389	$332	$57	17.2%
Net interest income	821	732	89	12.2
Other operating income	698	478	220	46.0
Loan impairment charges	420	249	171	68.7
Operating expenses	483	434	49	11.3
Intersegment revenues	5	5	-	-
Customer loans	27,843	24,874	2,969	11.9
Assets	27,793	25,477	2,316	9.1
Net interest margin, annualized	11.74%	11.40%	-	-
Return on average assets	5.54	4.99	-	-

HSBC Finance Corporation

Our Credit Card Services segment reported higher net income in the first quarter of 2007. The increase in net income was primarily due to higher net interest income and higher other operating income, partially offset by higher loan impairment charges and higher operating expenses.

Net interest income increased in the three months ended March 31, 2007 largely as a result of higher overall yields due in part to higher levels of non-prime customer loans, partially offset by higher interest expense. Net interest margin increased primarily due to higher overall yields due to increases in non-prime customer loans, higher pricing on variable rate products and other repricing initiatives. These increases were partially offset by a higher cost of funds. Although our non-prime customer loans tend to have smaller balances, they generate higher returns both in terms of net interest margin and fee income.

Increases in other operating income resulted from portfolio growth which resulted in higher late fees, higher overlimit fees and higher enhancement services revenue from products such as Account Secure Plus (debt waiver) and Identity Protection Plan. Higher operating expenses were also incurred to support receivable growth including increases in marketing expenses. The increase in marketing expenses in the first quarter of 2007 was due to increased investment in our non-prime portfolio.

Loan impairment charges were higher in the first quarter of 2007 due to higher net charge-off reflecting receivable growth and portfolio seasoning as well as an increase in bankruptcy filings as compared to the year-ago period which benefited from reduced levels of personal bankruptcy filings following the enactment of new bankruptcy law in the United States which went into effect in October 2005. We reduced loss reserves by recording loss provision less than net charge-off of $27 million in the first quarter of 2007 as overall consumer loans outstanding declined due to normal seasonal run-off.

Customer loans decreased 1 percent to $27.8 billion compared to $28.2 billion at December 31, 2006. The decrease during the quarter was due primarily to normal seasonal run-off, partially offset by growth in our non-prime portfolio, including Metris. Compared to March 31, 2006, customer loans increased 12 percent. The increase reflects strong domestic organic growth in our Union Privilege as well as other non-prime portfolios, including Metris.

The increase in ROA in the first quarter of 2007 is primarily due to the higher net income as discussed above, partially offset by higher average assets.

International Segment The following table summarizes the IFRS Management Basis results for our International segment:

			Increase
			(decrease)
Three months ended March 31	2007	2006	Amount	%

	(dollars are in millions)

Net (loss) income	$(90)	$22	$(112)	(100.0+ )%
Net interest income	204	210	(6)	(2.9)
Other operating income	47	41	6	14.6
Loan impairment charges	248	104	144	100.0+
Operating expenses	128	112	16	14.3
Intersegment revenues	5	7	(2)	(28.6)
Customer loans	9,506	9,176	330	3.6
Assets	10,238	10,900	(662)	(6.1)
Net interest margin, annualized	8.20%	8.52%	-	-
Return on average assets	(3.43)	.79	-	-

Our International segment reported lower net income in the first quarter of 2007 primarily due to higher loan impairment charges, higher operating expenses and lower net interest income, partially offset by higher other

HSBC Finance Corporation

operating income. Applying constant currency rates, which uses the average rate of exchange for the 2006 quarter to translate current period net income, the net loss in the first quarter of 2007 would have been lower by $13 million.

Loan impairment charges increased in the first quarter of 2007 primarily due to a refinement in the methodology used to calculate roll rate percentages by our U. K. operations which increased credit loss reserves $117 million and which we believe reflects a better estimate of probable losses currently inherent in the loan portfolio. Despite the challenging financial circumstances faced by some of our customers in the U.K., the performance of our U.K. loan portfolios as measured by delinquency and charge-offs was steady during the first quarter of 2007. Loss reserves at our Canadian operations increased $3 million due to receivable growth.

Net interest income decreased during the first quarter of 2007 primarily as a result of lower receivable levels in our U.K. subsidiary and higher interest expense. The lower receivable levels were due to decreased sales volumes in the U.K. resulting from a continuing challenging credit environment in the U.K. as well as the sale of our European Operations in November 2006. This was partially offset by higher net interest income in our Canadian operations due to growth in customer loans. Net interest margin decreased in the first quarter of 2007 primarily due to lower yields on customer loans due to a focus over the last six months on secured lending, which have lower yields, rather than unsecured lending, the impact of the sale of the European Operations in November 2006 as well as a higher cost of funds.

Other operating income increased in the first quarter of 2007, due to higher credit card fee income in our Canadian operations, partially offset by lower insurance revenues in the U.K. due to lower sales volumes and a planned phase out of the use of a specific broker between January and April 2007. Operating expenses increased to support receivable growth.

Customer loans for our International segment can be further analyzed as follows:

		Increases (decreases) from
		December 31,		March 31,
	March 31,	2006		2006
	2007	$	%	$	%

	(dollars are in millions)

Real estate secured	$3,717	$165	4.6%	$624	20.2%
Auto finance	233	(13)	(5.3)	69	42.1
Credit card	2,255	25	1.1	188	9.1
Private label	303	(7)	(2.3)	30	11.0
Personal non-credit card	2,998	(184)	(5.8)	(581)	(16.2)

Total customer loans	$9,506	$(14)	(.1)%	$330	3.6%

Customer loans were $9.5 billion at March 31, 2007 and December 31, 2006. Increases in both the secured and unsecured portfolios of our Canadian operations were offset by lower personal non-credit card loans in our U.K. operations. Applying constant currency rates, customer loans at March 31, 2007 would not have been materially different using December 31, 2006 exchange rates.

Compared to March 31, 2006, receivables increased 4 percent primarily as a result of foreign exchange impacts. Applying constant currency rates, customer loans at March 31, 2007 would have been approximately $670 million lower. Excluding the positive foreign exchange impacts, lower customer loans in our U.K. operations were partially offset by higher customer loans in our Canadian business. Our U.K. based private label loans decreased due to continuing lower retail sales volume following a slow down in retail consumer spending. Lower personal non-credit card loans in the U.K. reflect lower volumes as the U.K. branch network has placed a greater emphasis on secured lending. Additionally, receivable levels at March 31, 2007 reflect the sale in November 2006 of $203 million of customer loans related to our European operations. The increase in our Canadian business is due to growth in both the secured and unsecured customer loan portfolios of our Canadian operations.

HSBC Finance Corporation

ROA was (3.43) percent for the first quarter of 2007 compared to .79 percent in the year-ago period. The decrease in the ROA ratio in the first quarter of 2007 is primarily due to the increase in loan impairment charges as discussed above, partially offset by lower average assets.

As part of our continuing evaluation of strategic alternatives with respect to our U.K. operations, we have entered into a non-binding agreement to sell the capital stock of our U.K. Insurance Operations to a third party for cash. The sales price will be determined, in part, based on the actual net book value of the assets sold at the time the sale is closed which is anticipated in the third quarter of 2007. The agreement also provides for the purchaser to distribute insurance products through our U.K. branch network for which we will receive commission revenue. The sale is subject to satisfactory completion of final due diligence, the execution of a definitive agreement, and any regulatory approvals that may be required. At March 31, 2007, we have classified the U.K. Insurance Operations as “Held for Sale” which included $470 million of assets and liabilities of $236 million within the International segment. After taking into consideration the goodwill allocated to the U.K. Insurance Operations of $79 million, which is included in the “All Other” caption within our segment disclosures, the carrying value of the U.K. Insurance Operations was higher than the estimated purchase price based on the March 31, 2007 net book value. The adjustment of $37 million to record our investment in these operations at the lower of cost or market has been recorded in the “All Other” caption. We continue to evaluate the scope of our other U.K. operations.

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

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans, reserves as a percentage of net charge-offs and number of months charge-off coverage in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our

HSBC Finance Corporation

control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

The following table summarizes credit loss reserves:

	March 31,	December 31,	March 31,
	2007	2006	2006

	(dollars are in millions)

Owned credit loss reserves	$6,798	$6,587	$4,468
Reserves as a percent of:
Receivables	4.25%	4.07%	3.04%
Net charge-offs(1)	114.2	119.9	120.4
Nonperforming loans	116.1	114.8	103.3

(1)	Quarter-to-date, annualized.

Credit loss reserve levels at March 31, 2007 increased as compared to December 31, 2006 as we recorded loss provision in excess of net charge-offs of $212 million during the three months ended March 31, 2007. This increase was largely due to higher reserve requirements in our Consumer Lending and United Kingdom businesses. At our Consumer Lending business, we recorded loss provision in excess of net charge-offs of $115 million primarily due to higher loss estimates in second lien loans purchased from 2004 through the third quarter of 2006. At March 31, 2007, the outstanding principal balance of second lien loans acquired by the Consumer Lending business during this period was approximately $1.5 billion. Our United Kingdom business recorded loss provision in excess of net charge-off of $106 million which was largely attributable to a refinement in the methodology used to calculate roll rate percentages which we believe reflects a better estimate of probable loss currently inherent in the loan portfolio. We recorded loss provision in excess of net charge-offs at our Mortgage Services business of $55 million primarily due to continued higher delinquency levels as previously discussed although the rate of increase has slowed from prior quarters. These increases were partially offset by the impact of normal seasonal run-off in our credit card portfolio as well as seasonal improvements in our collection activities in the first quarter as customers across our businesses use their tax refunds to reduce their outstanding balances.

Credit loss reserves at March 31, 2007 increased significantly as compared to March 31, 2006 primarily as a result of the higher delinquency and loss estimates at our Mortgage Services business. In addition, the higher credit loss reserve levels are the result of higher levels of receivables due in part to lower securitization levels, higher dollars of delinquency in our other businesses driven by growth and portfolio seasoning, weakening early stage performance consistent with the industry trend in certain Consumer Lending real estate secured loans originated since late 2005 and increased levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in the first quarter of 2006 following enactment of new bankruptcy legislation in the United States.

As previously discussed, we are experiencing higher delinquency and loss estimates at our Mortgage Services business as compared to the year-ago period. Credit loss reserve levels of $2.1 billion at our Mortgage Services business at March 31, 2007, which are consistent with our credit loss reserve levels at December 31, 2006, reflect our best estimate of losses in the portfolio. In establishing these reserve levels we considered the severity of losses expected to be incurred, particularly in our second lien portfolio, above our historical experience given the current housing market trends in the United States. We also considered the ability of borrowers to repay their first lien adjustable rate mortgage loans at higher contractual reset rates given increases in interest rates by the Federal Reserve Bank from June 2004 through June 2006, as well as their ability to repay any underlying second lien mortgage outstanding. Because first lien adjustable rate mortgage loans are generally well secured, ultimate losses associated with such loans are dependent to a large extent on the status of the housing market and interest rate environment. Therefore, although it is probable that incremental losses will occur as a result of rate resets on first lien adjustable rate mortgage loans, such losses are estimable and, therefore, included in our credit loss reserves only in situations where the payment has either already reset or will reset in the near term. A significant portion of the Mortgage Services second lien mortgages are subordinate to a first lien adjustable rate loan. For customers with second lien mortgage loans that are subordinate to a first lien adjustable rate mortgage loan, the probability of repayment of the second lien

HSBC Finance Corporation

mortgage loan is significantly reduced. The impact of future changes, if any, in the housing market will not have a significant impact on the ultimate loss expected to be incurred since these loans, based on history and other factors, are expected to behave like unsecured loans. As a result, expected losses for these second lien loans held in our Mortgage Services portfolio are included in our credit loss reserve levels at March 31, 2007.

Reserves as a percentage of receivables at March 31, 2007 were higher than at March 31, 2006 and December 31, 2006 due to the impact of additional reserve requirements as discussed above and, compared to December 31, 2006, lower receivable levels. Reserves as a percentage of net charge-offs decreased as compared to March 31, 2006 as the higher net charge-offs in our Credit Card Services and Mortgage Services business in the first quarter of 2007 more than offset the increase in reserves, primarily at our Mortgage Services business. The increase in charge-offs in our Credit Card Services business is due to increased levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in the first quarter of 2006 following enactment of the new bankruptcy law in the United States. Compared to December 31, 2006, reserves as a percentage of net charge-offs decreased slightly as charge-offs increased more rapidly than reserve levels during the quarter. Reserves as a percentage of nonperforming loans increased as compared to both March 31, 2006 and December 31, 2006 as reserve levels grew more rapidly than nonperforming loans primarily due to the higher reserve requirements in our Consumer Lending and United Kingdom businesses as previously discussed.

Delinquency

The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	March 31,	December 31,	March 31,
	2007	2006	2006

Real estate secured(1)	3.73%	3.54%	2.46%
Auto finance	2.32	3.18	2.17
Credit card	4.53	4.57	4.35
Private label	5.27	5.31	5.50
Personal non-credit card	10.21	10.17	8.86

Total consumer	4.64%	4.59%	3.66%

(1)	Real estate secured two-months-and-over contractual delinquency (as a percent of consumer receivables) are comprised of the following:

	March 31,	December 31,	March 31,
	2007	2006	2006

Mortgage Services:
First lien	4.98%	4.50%	2.94%
Second lien	6.69	5.74	1.83

Total Mortgage Services	5.33	4.75	2.70
Consumer Lending:
First lien	2.01	2.07	1.87
Second lien	3.32	3.06	2.68

Total Consumer Lending	2.20	2.21	1.99
Foreign and all other:
First lien	1.65	1.58	1.77
Second lien	5.07	5.38	5.57

Total Foreign and all other	4.35	4.59	4.88

Total real estate secured	3.73%	3.54%	2.46%

Total delinquency increased 5 basis points, compared to the prior quarter. The increase was due to higher real estate secured delinquency levels primarily at our Mortgage Services business as previously discussed, partially offset by lower delinquency levels at our Auto Finance business. Two-months-and-over contractual delinquency as a

HSBC Finance Corporation

percentage of consumer receivables was broadly flat in the quarter across all our other products which included seasonal improvements in our collection activities in the first quarter as customers use their tax refunds to reduce their outstanding balances. The decrease in our auto finance portfolio ratio reflects seasonal improvements in collection activities as well as the impact of the change in the charge-off policy in the fourth quarter of 2006 as accounts are now charging off sooner. The increase in delinquency in our personal non-credit card portfolio ratio reflects maturation of a growing domestic portfolio as well as slight deterioration of certain customer groups in our domestic portfolio. Dollars of delinquency decreased slightly compared to the prior quarter as increases in delinquency in our real estate secured portfolios were more than offset by decreases in other products, particularly in our auto finance portfolio, as discussed above.

Compared to the year-ago period, total delinquency increased 98 basis points largely due to higher real estate secured delinquency levels primarily at our Mortgage Services business as previously discussed. With the exception of our private label portfolio, all products reported higher delinquency levels due to higher receivable levels. Additionally, the increase in the Consumer Lending real estate delinquency ratio reflects the addition of the Champion portfolio. While the Champion portfolio carries higher delinquency, its low loan-to-value ratios are expected to result in lower charge-offs compared to the existing portfolio. The increase in our auto finance and credit card delinquency ratios is due to the seasoning of a growing portfolio. The increase in the credit card delinquency levels is also due to higher bankruptcy levels. The decrease in our private label portfolio (which primarily consists of our foreign private label portfolio and domestic retail sales contracts that were not sold to HSBC Bank USA in December 2004) reflects receivable growth in our foreign portfolios. The increase in delinquency in our personal non-credit card portfolio ratio reflects maturation of a growing domestic portfolio as well as deterioration of certain customer groups in our domestic portfolio.

Net Charge-offs of Consumer Receivables

The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables):

	March 31,	December 31,	March 31,
	2007	2006	2006

Real estate secured(1)	1.74%	1.28%	.75%
Auto finance(2)	3.64	4.97	3.50
Credit card	7.08	6.79	4.00
Private label(2)	5.87	6.68	5.62
Personal non-credit card(2)	7.96	7.92	7.94

Total(2)	3.69%	3.46%	2.58%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	1.86%	1.68%	.89%

(1)	Real estate secured net charge-off of consumer receivables as a percent, annualized, of average consumer receivables are comprised of the following:

HSBC Finance Corporation

	March 31,	December 31,	March 31,
	2007	2006	2006

Mortgage Services:
First lien	1.17%	.91%	.67%
Second lien	7.97	4.40	1.15

Total Mortgage Services	2.55	1.66	.77
Consumer Lending:
First lien	.80	.85	.71
Second lien	1.93	1.02	1.01

Total Consumer Lending	.96	.88	.75
Foreign and all other:
First lien	1.34	.89	.24
Second lien	1.29	1.15	.63

Total Foreign and all other	1.30	1.10	.56

Total real estate secured	1.74%	1.28%	.75%

(2)	In December 2006, our Auto Finance business changed its charge-off policy to provide that the principal balance of auto loans in excess of the estimated net realizable value will be charged-off 30 days (previously 90 days) after the financed vehicle has been repossessed if it remains unsold, unless it becomes 150 days contractually delinquent, at which time such excess will be charged off. This resulted in a one-time acceleration of charge-offs in December 2006, which totaled $24 million. Excluding the impact of this change the auto finance net charge-off ratio would have been 4.19 percent in the quarter ended December 31, 2006. Also in the fourth quarter of 2006, our U.K. business discontinued a forbearance program related to unsecured loans. Under the forbearance program, eligible delinquent accounts would not be subject to charge-off if certain minimum payment conditions were met. The cancellation of this program resulted in a one-time acceleration of charge-off which totaled $89 million. Excluding the impact of the change in the U.K. forbearance program, the private label net charge-off ratio would have been 5.85 percent and the personal non-credit card net charge-off ratio would have been 6.32 percent in the quarter ended December 31, 2006. Excluding the impact of both changes, the total consumer charge-off ratio would have been 3.17 percent for the quarter ended December 31, 2006.

Net charge-offs as a percent, annualized, of average consumer receivables increased 23 basis points compared to the prior quarter primarily due to higher charge-offs in our real estate secured portfolios, in particular at our Mortgage Services business due to the progression to charge-off of certain loans acquired in 2005 and 2006. We anticipate the increase in the net charge-off ratio for our real estate secured portfolio will continue throughout 2007 as the loans purchased by Mortgage Services in 2005 and 2006 continue to progress to various stages of delinquency and ultimately charge-off. The increase in the Consumer Lending real estate secured net charge-off ratio was primarily due to portfolio seasoning. The charge-off ratio for our Auto Finance business decreased due to the seasonal improvements in collection activities in the first quarter as well as the impact of the one-time acceleration of charge-offs in December 2006 related to the change in the charge-off policy described above. The increase in our credit card ratio is due to the seasoning of a growing portfolio, partially offset by seasonal improvements in collection activities. Excluding the impact of the discontinuance of a forbearance program in our U.K. business in the prior quarter, the private label charge-off ratio was essentially flat compared to the prior quarter. Excluding the impact of the discontinuance of a forbearance program in our U.K. business in the prior quarter, the personal non-credit card charge-off ratio increased reflecting portfolio seasoning as well as a slight deterioration of certain customer groups in our domestic portfolio.

As compared to the prior year quarter, net charge-offs as a percent, annualized, of average consumer receivables increased 111 basis points primarily due to higher charge-offs in our real estate secured portfolios, as discussed above, as well as higher charge-offs in our credit card portfolio. The increase in charge-offs in the credit card portfolio is due to increased levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in the first quarter of 2006 following enactment of the new bankruptcy law in the United States. The increase in the auto finance portfolio is due to seasoning of a growing portfolio.

HSBC Finance Corporation

Nonperforming Assets

	March 31,	December 31,	March 31,
	2007	2006	2006

	(dollars are in millions)

Nonaccrual receivables(1),(2)	$4,945	$4,807	$3,582
Accruing consumer receivables 90 or more days delinquent	909	929	742
Renegotiated commercial loans	1	1	1

Total nonperforming receivables	5,855	5,737	4,325
Real estate owned	863	794	563

Total nonperforming assets	$6,718	$6,531	$4,888

Credit loss reserves as a percent of nonperforming receivables	116.1%	114.8%	103.3%

(1)	Nonaccrual receivables are comprised of the following:

	March 31,	December 31,	March 31,
	2007	2006	2006

	(in millions)

Real estate secured:
Closed-end:
First lien	$2,032	$1,893	$1,352
Second lien	521	482	320
Revolving:
First lien	17	22	29
Second lien	225	187	72

Total real estate secured	2,795	2,584	1,773
Auto finance	291	394	241
Credit card	-	-	-
Private label	77	76	77
Personal non-credit card	1,782	1,753	1,490
Commercial and other	-	-	1

Total nonaccrual receivables	$4,945	$4,807	$3,582

(2)	As previously discussed, in December 2006, our Auto Finance business changed its charge-off policy and in connection with this policy change also changed the methodology for reporting two-months-and-over contractual delinquency. These changes resulted in an increase in nonaccrual receivables at December 31, 2006. Prior period amounts have been restated to conform to the current year presentation.

Compared to December 31, 2006, the increase in total nonperforming assets is due to higher levels of real estate secured nonaccrual receivables at our Mortgage Services business due to the progression of certain loans acquired in 2005 and 2006 to various stages of delinquency as previously discussed. Real estate secured nonaccrual loans included stated income loans at our Mortgage Services business of $682 million at March 31, 2007, $571 million at December 31, 2006, and $194 million at March 31, 2006. Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes domestic credit card receivables.

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

HSBC Finance Corporation

Total Restructured by Restructure Period – Domestic Portfolio(1)

(Managed Basis)

	March 31,	December 31,	March 31,
	2007	2006	2006

	(dollars are in millions)

Never restructured	87.9%	89.1%	89.7%
Restructured:
Restructured in the last 6 months	5.6	4.8	4.0
Restructured in the last 7-12 months	2.8	2.4	2.4
Previously restructured beyond 12 months	3.7	3.7	3.9

Total ever restructured(2)	12.1	10.9	10.3

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1)
(Managed Basis)
Real estate secured	$11,779	$10,344	$8,395
Auto finance	1,919	1,881	1,712
Credit card	802	816	937
Private label(3)	30	31	26
Personal non-credit card	3,722	3,600	3,411

Total	$18,252	$16,672	$14,481

(As a percent of managed receivables)
Real estate secured	12.7%	11.0%	9.7%
Auto finance	15.3	15.1	14.5
Credit card	2.9	2.9	3.8
Private label(3)	11.5	10.9	7.3
Personal non-credit card	20.3	19.5	19.9

Total(2)	12.1%	10.9%	10.3%

(1)	Excludes foreign businesses, commercial and other.
(2)	Total including foreign businesses was 11.7 percent at March 31, 2007, 10.6 percent at December 31, 2006 and 10.1 percent at March 31, 2006.
(3)	Only reflects consumer lending retail sales contracts which have historically been classified as private label. All other domestic private label receivables were sold to HSBC Bank USA in December 2004.

The increase in restructured loans was primarily attributable to higher levels of real estate secured restructures due to portfolio growth and seasoning, including higher restructure levels at our Mortgage Services business as we continue to work with our customers who, in our judgment, evidence continued payment probability. Additionally, beginning in the fourth quarter of 2006, we expanded the use of account modification at our Mortgage Services business to modify the rate and/or payment on a number of qualifying loans and restructured certain of those accounts after receipt of one modified payment and if certain other criteria were met. Such accounts are included in the above restructure statistics beginning in the fourth quarter of 2006.

See “Credit Quality Statistics” for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.

The amount of domestic and foreign managed receivables in forbearance, modification (excluding Mortgage Services for March 31, 2007 and December 31, 2006), credit card services approved consumer credit counseling accommodations, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.3 billion or .2 percent of managed receivables at March 31, 2007 and December 31, 2006, and $.4 billion or .3 percent of managed receivables at March 31, 2006.

HSBC Finance Corporation

Liquidity and Capital Resources

We continue to focus on balancing our use of affiliate and third party funding sources to minimize funding expense while managing liquidity. During the first quarter of 2007, we supplemented unsecured debt issuances with proceeds from the continuing sale of newly originated domestic private label receivables to HSBC Bank USA, debt issued to affiliates and increased levels of secured financings.

Debt due to affiliates and other HSBC related funding are summarized in the following table:

	March 31,	December 31,
	2007	2006

	(in billions)

Debt issued to HSBC subsidiaries:
Drawings on bank lines in the U.K. and Europe	$4.2	$4.3
Term debt	10.6	10.6
Preferred securities issued by Household Capital Trust VIII to HSBC	.3	.3

Total debt outstanding to HSBC subsidiaries	15.1	15.2

Debt outstanding to HSBC clients:
Euro commercial paper	2.9	3.0
Term debt	1.1	1.2

Total debt outstanding to HSBC clients	4.0	4.2
Cash received on bulk and subsequent sales of domestic private label credit card receivables to HSBC Bank USA, net (cumulative)	17.2	17.9
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	3.7
Direct purchases from correspondents (cumulative)	4.2	4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(4.9)	(4.7)

Total real estate secured receivable activity with HSBC Bank USA	3.0	3.2

Cash received from sale of European Operations to HBEU affiliate	-(1)	-(1)
Cash received from sale of U.K. credit card business to HBEU	2.7	2.7
Capital contribution by HSBC Investments (North America) Inc. (“HINO”) (cumulative)	1.6	1.4

Total HSBC related funding	$43.6	$44.6

(1)	Less than $100 million.

Funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 13 percent of our total debt and preferred stock funding at March 31, 2007 and December 31, 2006.

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

At March 31, 2007, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.7 billion from HBEU to fund our operations in the U.K. At March 31, 2007, $4.2 billion was outstanding under the HBEU lines for the U.K. and no balances were outstanding under the domestic lines. At March 31, 2007, we had derivative contracts with a notional value of $83.0 billion, or approximately 87 percent of total derivative contracts, outstanding with HSBC affiliates. At December 31, 2006, we

HSBC Finance Corporation

had derivative contracts with a notional value of $82.8 billion, or approximately 88 percent of total derivative contracts, outstanding with HSBC affiliates.

Securities and other short-term investments Securities totaled $4.1 billion at March 31, 2007 and $4.7 billion at December 31, 2006. Securities purchased under agreements to resell totaled $59 million at March 31, 2007 and $171 million at December 31, 2006. Interest bearing deposits with banks totaled $87 million at March 31, 2007 and $424 million at December 31, 2006. The decreases in securities and interest bearing deposits with banks is largely due to the reclassification of the assets of the U.K. Insurance Operations which at March 31, 2007 are classified as “Held for Sale.”

Commercial paper, bank and other borrowings totaled $10.9 billion at March 31, 2007 and $11.1 billion at December 31, 2006. Our funding strategy requires that bank credit facilities will at all times exceed 85% of outstanding commercial paper and that the combination of bank credit facilities and undrawn committed conduit facilities will, at all times, exceed 115% of outstanding commercial paper. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $2.9 billion at March 31, 2007 and $3.0 billion at December 31, 2006.

Long term debt (with original maturities over one year) decreased to $125.5 billion at March 31, 2007 from $127.6 billion at December 31, 2006. Significant issuances during the first quarter of 2007 included the following:

•	$.2 billion of InterNotessm (retail-oriented medium-term notes)
•	$1.0 billion of global debt
•	$3.1 billion of securities backed by auto finance, credit card and personal non-credit card receivables. For accounting purposes, these transactions were structured as secured financings.

In the first quarter of 2006, we redeemed the junior subordinated notes, issued to Household Capital Trust VI with an outstanding principal balance of $206 million. In the fourth quarter of 2006 we redeemed the junior subordinated notes, issued to Household Capital Trust VII with an outstanding principal balance of $206 million.

Common Equity In the first quarter of 2007, HINO made a capital contribution of $200 million to support ongoing operations. In 2006, in connection with our purchase of the Champion portfolio, HINO made a capital contribution of $163 million.

Selected capital ratios In managing capital, we develop targets for tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”), tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets. These ratio targets are based on discussions with HSBC and rating agencies, risks inherent in the portfolio, the projected operating environment and related risks, and any acquisition objectives. These ratios exclude the equity impact of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the impact of the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including the subsequent changes in fair value recognized in earnings associated with credit risk on debt for which we elected the fair value option. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA and TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus loans which we have sold and service with limited recourse. We and certain rating agencies also monitor our equity ratios excluding the impact of the HSBC acquisition purchase accounting adjustments. We do so because we believe that the HSBC acquisition purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

HSBC Finance Corporation

Selected capital ratios are summarized in the following table:

	March 31,	December 31,
	2007	2006

TETMA(1)	7.49%	7.16%
TETMA + Owned Reserves(1)	11.55	11.02
Tangible common equity to tangible managed assets(1)	6.39	6.08
Common and preferred equity to owned assets	11.09	11.13
Excluding purchase accounting adjustments:
TETMA(1)	8.07%	7.80%
TETMA + Owned Reserves(1)	12.13	11.66
Tangible common equity to tangible managed assets(1)	6.96	6.72

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-U.S.GAAP financial ratios that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S.GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S.GAAP basis financial measure.

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

There were no securitizations (excluding replenishments of certificateholder interests) during the first quarter of 2007 or 2006. Secured financings are summarized in the following table:

Three months ended March 31	2007	2006

	(in millions)

Secured financings:
Real estate secured	$-	$350
Credit card	1,890	1,120
Auto finance	1,069	-
Personal non-credit card	110	-

Total	$3,069	$1,470

Our securitized receivables totaled $795 million at March 31, 2007 compared to $949 million at December 31, 2006. As of March 31, 2007, outstanding secured financings of $23.4 billion were secured by $30.1 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings of

HSBC Finance Corporation

$21.8 billion at December 31, 2006 were secured by $28.1 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. At March 31, 2007, securitizations structured as sales represented 1 percent and secured financings represented 15 percent of the funding associated with our managed funding portfolio. At December 31, 2006, securitizations structured as sales represented 1 percent and secured financings represented 14 percent of the funding associated with our managed funding portfolio.

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements.

	March 31,	December 31,
	2007	2006

	(in billions)

Private label, and credit cards	$190	$186
Other consumer lines of credit	7	7

Open lines of credit(1)	$197	$193

(1)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to March 31, 2007 and December 31, 2006, respectively.

At March 31, 2007, our Mortgage Services business had commitments with numerous correspondents to purchase up to $188 million of real estate secured receivables at fair market value, subject to availability based on current underwriting guidelines specified by our Mortgage Services business and at prices indexed to general market rates. These commitments have terms of up to one year, the last of which expires in June, 2007. Also at March 31, 2007, our Mortgage Services business had outstanding forward sales commitments relating to real estate secured loans totaling $352 million and unused commitments to extend credit relating to real estate secured loans to customers (as long as certain conditions are met), totaling $740 million.

At March 31, 2007, we also had a commitment to lend up to $120 million to H&R Block to fund its acquisition of a participation interest in refund anticipation loans for the 2007 tax season. At March 31, 2007, H&R Block had $72 million outstanding under this commitment which is due no later than June 30, 2007.

2007 Funding Strategy Our current estimated domestic funding needs and sources for 2007 are summarized in the table that follows:

	Actual	Estimated
	January 1	April 1
	through	through	Estimated
	March 31,	December 31,	Full Year
	2007	2007	2007

	(in billions)

Funding needs:
Net asset growth	$(3)	$(7) - 3	$(10) -0
Commercial paper, term debt and securitization maturities	19	11 - 17	30 - 36
Other	(1)	2 - 4	1 - 3

Total funding needs	$15	$6 - 24	$21 -39

Funding sources:
External funding, including commercial paper	$15	$5 - 21	$20 - 36
HSBC and HSBC subsidiaries	-	1 - 3	1 - 3

Total funding sources	$15	$6 - 24	$21 - 39

As previously discussed, we have experienced deterioration in the performance of mortgage loan originations in our Mortgage Services business and in March 2007 announced our decision to discontinue loan acquisitions by that

HSBC Finance Corporation

business. These actions, combined with normal portfolio attrition and risk mitigation efforts we began in the second half of 2006, will result in negative growth in our aggregate portfolio in 2007. As opportunities arise, we may also choose to sell selected portfolios. Future decisions to constrain growth in additional portfolios as well as decisions to sell selected portfolios would also result in negative year over year growth in the balance sheet.

Risk Management

Credit Risk There have been no significant changes in our approach to credit risk management since December 31, 2006.

At March 31, 2007, we had derivative contracts with a notional value of approximately $95.3 billion, including $83.0 billion outstanding with HSBC affiliates. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities and totaled $131 million at March 31, 2007 and $158 million at December 31, 2006 for third-party counterparties. Beginning in the second quarter of 2006, when the fair value of our agreements with affiliate counterparties require the posting of collateral by the affiliate, it is provided in the form of cash and recorded on the balance sheet, consistent with third party arrangements. At March 31, 2007, the fair value of our agreements with affiliate counter parties required the affiliate to provide cash collateral of $1.2 billion, which is recorded in our balance sheet as a component of derivative related liabilities. At December 31, 2006, the fair value of our agreements with affiliate counter parties required the affiliate to provide cash collateral of $1.0 billion, which is recorded in our balance sheet as a component of derivative related liabilities.

Liquidity Risk There have been no significant changes in our approach to liquidity risk since December 31, 2006.

Market Risk HSBC has certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit as of March 31, 2007 was $2 million, which includes the risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $2 million. As of March 31, 2007, we had a PVBP position of less than $1 million reflecting the impact of a one basis point increase in interest rates. As of December 31, 2006, we had a PVBP position of $1.1 million.

The total PVBP position will not change as a result of the early adoption of SFAS No. 159, however instruments previously accounted for on an accrual basis will now be accounted for under the fair value option election. As a result, the PVBP risk for March 31, 2007, summarized in the table below, reflects a realignment of instruments from December 31, 2007, between accrual and mark-to-market. Total PVBP risk is lower as a result of normal risk management actions. The following table shows the components of PVBP:

	March 31,	December 31,
	2007	2006

	(in millions)

Risk related to our portfolio of balance sheet items marked-to-market	$.5	$(1.8)
Risk for all other remaining assets and liabilities	(.5)	2.9

Total PVBP risk	$-	$1.1

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming a

HSBC Finance Corporation

growing balance sheet and the current interest rate risk profile. The following table summarizes such estimated impact:

	March 31,	December 31,
	2007	2006

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$217	$180
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	$88	$54

These estimates include the impact of debt and the corresponding derivative instruments accounted for using the fair value option under SFAS No. 159. These estimates also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated.

Operational Risk There has been no significant change in our approach to operational risk management since December 31, 2006.

Compliance Risk There has been no significant change in our approach to compliance risk management since December 31, 2006.

Reputational Risk There has been no significant change in our approach to reputational risk management since December 31, 2006.

HSBC FINANCE CORPORATION

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES

	March 31,	December 31,
	2007	2006

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$19,108	$19,515
Exclude:
Fair value option adjustment	462	-
Unrealized (gains) losses on cash flow hedging instruments	188	61
Minimum pension liability	1	1
Unrealized gains on investments and interest-only strip receivables	16	23
Intangible assets	(2,165)	(2,218)
Goodwill	(6,905)	(7,010)

Tangible common equity	10,705	10,372
HSBC acquisition purchase accounting adjustments	960	1,105

Tangible common equity, excluding HSBC acquisition purchase accounting adjustments	$11,665	$11,477

Tangible shareholder’s(s’) equity:
Tangible common equity	$10,705	$10,372
Preferred stock	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,275	1,275

Tangible shareholder’s(s’) equity	12,555	12,222
HSBC acquisition purchase accounting adjustments	960	1,105

Tangible shareholder’s(s’) equity, excluding HSBC acquisition purchase accounting adjustments	$13,515	$13,327

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholder’s(s’) equity	$12,555	$12,222
Owned loss reserves	6,798	6,587

Tangible shareholder’s(s’) equity plus owned loss reserves	19,353	18,809
HSBC acquisition purchase accounting adjustments	960	1,105

Tangible shareholder’s(s’) equity plus owned loss reserves, excluding HSBC acquisition purchase accounting adjustments	$20,313	$19,914

Tangible managed assets:
Owned assets	$177,488	$180,435
Receivables serviced with limited recourse	795	949

Managed assets	178,283	181,384
Exclude:
Intangible assets	(2,165)	(2,218)
Goodwill	(6,905)	(7,010)
Derivative financial assets	(1,676)	(1,461)

Tangible managed assets	167,537	170,695
HSBC acquisition purchase accounting adjustments	(23)	64

Tangible managed assets, excluding HSBC acquisition purchase accounting adjustments	$167,514	$170,759

Equity ratios:
Common and preferred equity to owned assets	11.09%	11.13%
Tangible common equity to tangible managed assets	6.39	6.08
Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”)	7.49	7.16
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)	11.55	11.02
Excluding HSBC acquisition purchase accounting adjustments:
Tangible common equity to tangible managed assets	6.96	6.72
TETMA	8.07	7.80
TETMA + Owned Reserves	12.13	11.66

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

HSBC Finance Corporation

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

The amended complaint purports to assert claims under the Federal securities laws, on behalf of all persons who purchased or otherwise acquired our securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with our collection, sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we, and other defendants, filed a motion to dismiss the complaint. On March 19, 2004, the Court granted in part, and denied in part the defendants’ motion to dismiss the complaint. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. On February 28, 2006, the Court also dismissed all alleged §10 claims that arose prior to July 30, 1999, shortening the class period by 22 months. The bulk of fact discovery concluded on January 31, 2007. Expert discovery is expected to conclude on September 14, 2007. Separately, one of the defendants, Arthur Andersen LLP, entered into a

HSBC Finance Corporation

settlement of the claims against Arthur Andersen. This settlement received Court approval in April 2006. At this time we are unable to quantify the potential impact from this action, if any.

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

HSBC Finance Corporation
(Registrant)

/s/  Beverley A. Sibblies
Beverley A. Sibblies
Senior Vice President and
Chief Financial Officer

Date: May 14, 2007

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