Form 10-K/A
period 2006-12-31
HSBC Finance CORP
filed 2007-07-13
CIK 354964

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-8198

HSBC FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	86-1052062 (I.R.S. Employer Identification No.

2700 Sanders Road Prospect Heights, Illinois (Address of principle executive offices)	60070 (Zip Code)
(847) 564-5000 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

8.40% Debentures Maturing at Holder’s Option Annually on December 15, Commencing in 1986 and Due May 15, 2008	New York Stock Exchange
Floating Rate Notes due May 21, 2008	New York Stock Exchange
Floating Rate Notes, due September 15, 2008	New York Stock Exchange
Floating Rate Notes due October 21, 2009	New York Stock Exchange
Floating Rate Notes due October 21, 2009	New York Stock Exchange
4.625% Notes, due September 15, 2010	New York Stock Exchange
5.25% Notes, due January 14, 2011	New York Stock Exchange
6 3/4% Notes, due May 15, 2011	New York Stock Exchange
5.7% Notes due June 1, 2011	New York Stock Exchange
Floating Rate Notes, due July 19, 2012	New York Stock Exchange
Floating Rate Notes, due September 14, 2012	New York Stock Exchange
Floating Rate Notes due January 15, 2014	New York Stock Exchange
5.25% Notes due January 15, 2014	New York Stock Exchange
5.0% Notes, due June 30, 2015	New York Stock Exchange
5.5% Notes due January 19, 2016	New York Stock Exchange
Floating Rate Notes due June 1, 2016	New York Stock Exchange
6.875% Notes, due January 30, 2033	New York Stock Exchange
6% Notes, due November 30, 2033	New York Stock Exchange
Depositary Shares (each representing one-fortieth share of 6.36% Non-Cumulative Preferred Stock, Series B, no par, $1,000 stated maturity)	New York Stock Exchange
Guarantee of Preferred Securities of HSBC Capital Trust IX	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐	No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A is filed pursuant to Rule 15d-21 solely for purposes of filing the Annual Report on Form 11-K for the HSBC – North America (U.S.) Tax Reduction Investment Plan for the fiscal year ended December 31, 2006. All information in the Registrant’s Annual Report on Form 10-K as amended by the amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 5, 2007 and March 16, 2007, respectively, remains unchanged and has not been repeated in this Amendment. Accordingly, this Amendment No. 2 on Form 10-K/A should be read in conjunction with the Form 10-K as so amended.

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits.

Exhibit Number	Description of Exhibit

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Annual Report on Form 11-K for the HSBC – North America (U.S.) Tax Reduction Investment Plan

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSBC FINANCE CORPORATION
(Registrant)

/s/ PATRICK D. SCHWARTZ

Patrick D. Schwartz
Vice President and Deputy General Counsel - Corporate

Date: July 13, 2007

Exhibit Index

Exhibit Number	Description of Exhibit

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Annual Report on Form 11-K for the HSBC – North America (U.S.) Tax Reduction Investment Plan