Form 10-Q
period 2007-06-30
HSBC Finance Corp
filed 2007-07-30
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR

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

As of June 30, 2007, there were 56 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
	Statement of Income	3
	Balance Sheet	4
	Statement of Changes in Shareholders’ Equity	5
	Statement of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Forward-Looking Statements	28
	Executive Overview	28
	Basis of Reporting	33
	Receivables Review	40
	Results of Operations	42
	Segment Results – IFRS Management Basis	50
	Credit Quality	57
	Liquidity and Capital Resources	64
	Risk Management	69
	Reconciliations to GAAP Financial Measures	71
Item 4.	Controls and Procedures	72

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	72
Item 6.	Exhibits	74
Signature		75

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

		(in millions)

Finance and other interest income	$4,685	$4,311	$9,397	$8,398
Interest expense:
HSBC affiliates	217	173	451	326
Non-affiliates	1,811	1,589	3,648	3,059

Net interest income	2,657	2,549	5,298	5,013
Provision for credit losses	1,947	1,248	3,647	2,114

Net interest income after provision for credit losses	710	1,301	1,651	2,899

Other revenues:
Securitization related revenue	22	51	43	122
Insurance revenue	193	226	423	470
Investment income	32	34	58	68
Derivative (expense) income	(39)	(7)	(46)	50
Gain (loss) on debt designated at fair value and related derivatives	(130)	-	14	-
Fee income	629	429	1,202	811
Enhancement services revenue	150	130	298	253
Taxpayer financial services revenue	4	20	243	254
Gain on receivable sales to HSBC affiliates	109	97	204	182
Servicing and other fees from HSBC affiliates	132	116	265	234
Other (expense) income	(88)	79	(48)	152

Total other revenues	1,014	1,175	2,656	2,596

Costs and expenses:
Salaries and employee benefits	587	564	1,196	1,145
Sales incentives	62	98	130	178
Occupancy and equipment expenses	85	79	163	162
Other marketing expenses	220	176	440	349
Other servicing and administrative expenses	242	222	505	475
Support services from HSBC affiliates	299	270	584	522
Amortization of intangibles	63	63	126	143
Policyholders’ benefits	90	107	214	225

Total costs and expenses	1,648	1,579	3,358	3,199

Income before income tax expense	76	897	949	2,296
Income tax expense	13	329	345	840

Net income	$63	$568	$604	$1,456

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2007	2006

	(in millions,
	except share data)

Assets
Cash	$882	$871
Interest bearing deposits with banks	45	424
Securities purchased under agreements to resell	1	171
Securities	3,462	4,695
Receivables, net	152,621	157,262
Intangible assets, net	2,092	2,218
Goodwill	6,896	7,010
Properties and equipment, net	442	426
Real estate owned	1,004	794
Derivative financial assets	358	298
Other assets	5,550	5,049

Total assets	$173,353	$179,218

Liabilities
Debt:
Commercial paper, bank and other borrowings	$12,057	$11,055
Due to affiliates	14,863	15,172
Long term debt (with original maturities over one year, including $32,085 million at June 30, 2007 and $0 at December 31, 2006 carried at fair value)	121,783	127,590

Total debt	148,703	153,817

Insurance policy and claim reserves	1,009	1,319
Derivative related liabilities	29	6
Liability for pension benefits	369	355
Other liabilities	3,496	3,631

Total liabilities	153,606	159,128
Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 56 shares issued	-	-
Additional paid-in capital	17,460	17,279
Retained earnings	1,302	1,877
Accumulated other comprehensive income	410	359

Total common shareholder’s equity	19,172	19,515

Total liabilities and shareholders’ equity	$173,353	$179,218

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30,	2007	2006

	(in millions)

Preferred stock
Balance at beginning and end of period	$575	$575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$17,279	$17,145
Capital contribution from parent company	200	-
Employee benefit plans, including transfers and other	(19)	(25)

Balance at end of period	$17,460	$17,120

Retained earnings
Balance at beginning of period	$1,877	$1,280
Adjustment to initially apply the fair value method of accounting under FASB statement No. 159, net of tax	(542)	-
Net income	604	1,456
Cash dividend equivalents on HSBC’s Restricted Share Plan	(4)	-
Dividends:
Preferred stock	(18)	(18)
Common stock	(615)	(423)

Balance at end of period	$1,302	$2,295

Accumulated other comprehensive income
Balance at beginning of period	$359	$479
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	23	101
Securities available for sale and interest-only strip receivables	(16)	(60)
Foreign currency translation adjustments	44	150

Other comprehensive income, net of tax	51	191

Balance at end of period	$410	$670

Total common shareholder’s equity	$19,172	$20,085

Comprehensive income
Net income	$604	$1,456
Other comprehensive income	51	191

Comprehensive income	$655	$1,647

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

STATEMENT OF CASH FLOWS

Six months ended June 30,	2007	2006

	(in millions)

Cash flows from operating activities
Net income	$604	$1,456
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on receivable sales to HSBC affiliates	(204)	(182)
Loss on real estate secured loan sale to third party	20	-
Provision for credit losses	3,647	2,114
Insurance policy and claim reserves	(46)	(135)
Depreciation and amortization	173	201
Net change in other assets	11	162
Net change in other liabilities	(297)	218
Net change in loans held for sale	(1,238)	(419)
Net change in derivative related assets and liabilities	212	(323)
Net change in debt designated at fair value and related derivatives	(172)	-
Excess tax benefits from share-based compensation arrangements	(1)	(9)
Other, net	559	336

Net cash provided by (used in) operating activities	3,268	3,419

Cash flows from investing activities
Securities:
Purchased	(693)	(1,166)
Matured	492	841
Sold	95	135
Net change in short-term securities available for sale	960	(170)
Net change in securities purchased under agreements to resell	170	72
Net change in interest bearing deposits with banks	257	(40)
Receivables:
Originations, net of collections	165	(14,927)
Purchases and related premiums	(201)	(548)
Cash received in portfolio sales to third party	2,147	-
Cash received in sale of U.K. credit card business	-	90
Properties and equipment:
Purchases	(65)	(32)
Sales	2	12

Net cash provided by (used in) investing activities	3,329	(15,733)

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	979	1,960
Net change in due to affiliates	(395)	(84)
Long term debt issued	10,783	20,105
Long term debt retired	(17,485)	(9,488)
Redemption of company obligated mandatorily redeemable preferred securities of subsidiary trusts	-	(206)
Insurance:
Policyholders’ benefits paid	(159)	(116)
Cash received from policyholders	129	188
Capital contribution from parent	200	-
Shareholders’ dividends	(633)	(441)
Excess tax benefits from share-based compensation arrangements	1	9

Net cash provided by (used in) financing activities	(6,580)	11,927

Effect of exchange rate changes on cash	(6)	10

Net change in cash	11	(377)
Cash at beginning of period	871	903

Cash at end of period	$882	$526

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

As part of our continuing evaluation of strategic alternatives with respect to our U.K. operations, we have entered into a non-binding agreement to sell the capital stock of our U.K. insurance operations (“U.K. Insurance Operations”) to a third party for cash. The sales price will be determined, in part, based on the actual net book value of the assets sold at the time the sale is closed which is anticipated in the second half of 2007. The agreement also provides for the purchaser to distribute insurance products through our U.K. branch network for which we will receive commission revenue. The sale is subject to the execution of a definitive agreement and any regulatory approvals that may be required. At June 2007, we have classified the U.K. Insurance Operations as “Held for Sale” and combined assets of $464 million and liabilities of $233 million related to the U.K. Insurance Operations separately in our consolidated balance sheet within other assets and other liabilities.

Our U.K. Insurance Operations are reported in the International Segment. As our carrying value for the U.K. Insurance Operations, including allocated goodwill, was more than the estimated sales price, we recorded an adjustment of $31 million during the three months ended March 31, 2007 as a component of total costs and expenses to record our investment in these operations at the lower of cost or market. No additional adjustment was determined to be necessary during the three months ended June 30, 2007. At June 30, 2007, the assets consisted primarily of investments of $490 million, unearned credit insurance premiums and claim reserves on consumer receivables of ($123) million and goodwill of $73 million. The liabilities consist primarily of insurance reserves which totaled $224 million at June 30, 2007. The purchaser will assume all the liabilities of the U.K. Insurance Operations as a result of this transaction. Due to our continuing involvement as discussed above, this transaction did not meet the discontinued operation reporting requirements contained in SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

HSBC Finance Corporation

3.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2007	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,157	$4	$(55)	$2,106
Money market funds	420	-	-	420
U.S. government sponsored enterprises(1)	326	-	(4)	322
U.S. government and Federal agency debt securities	48	-	(3)	45
Non-government mortgage backed securities	309	-	(1)	308
Other	230	-	(3)	227

Subtotal	3,490	4	(66)	3,428
Accrued investment income	34	-	-	34

Total securities available for sale	$3,524	$4	$(66)	$3,462

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,530	$11	$(40)	$2,501
Money market funds	1,051	-	-	1,051
U.S. government sponsored enterprises(1)	369	1	(3)	367
U.S. government and Federal agency debt securities	43	-	(1)	42
Non-government mortgage backed securities	271	-	-	271
Other	428	-	(3)	425

Subtotal	4,692	12	(47)	4,657
Accrued investment income	38	-	-	38

Total securities available for sale	$4,730	$12	$(47)	$4,695

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

Money market funds include $209 million at June 30, 2007 and $854 million at December 31, 2006 which are restricted for the sole purpose of paying down certain secured financings at the established payment date.

HSBC Finance Corporation

The decrease in securities available for sale at June 30, 2007 is due to the reclassification to other assets of approximately $400 million of securities related to the U.K. Insurance Operation which at June 30, 2007 are classified as “Held for Sale,” and included within other assets, as well as the use of approximately $650 million in money market funds to pay down secured financings during the second quarter. A summary of gross unrealized losses and related fair values as of June 30, 2007 and December 31, 2006, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
June 30, 2007	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

Corporate debt securities	255	$(18)	$693	455	$(37)	$1,031
U.S. government sponsored enterprises	56	(2)	169	37	(2)	116
U.S. government and Federal agency debt securities	13	(1)	22	13	(2)	20
Non-government mortgage backed securities	23	(1)	178	7	-	5
Other	23	(1)	83	42	(2)	131

	Less Than One Year				Greater Than One Year
	Number	Gross		Aggregate	Number	Gross	Aggregate
	of	Unrealized		Fair Value of	of	Unrealized	Fair Value of
December 31, 2006	Securities	Losses		Investments	Securities	Losses	Investments

	(dollars are in millions)

Corporate debt securities	133	$(6)		$465	511	$(34)	$1,178
U.S. government sponsored enterprises	30	-	(1)	101	43	(3)	149
U.S. government and Federal agency debt securities	8	-	(1)	21	20	(1)	16
Non-government mortgage backed securities	10	-	(1)	60	9	-	7
Other	16	-	(1)	57	52	(3)	173

(1)	Less than $500 thousand.

The gross unrealized losses on our securities available for sale have increased during the first half of 2007 due to increases in the intermediate and long-term interest rates during the period and wider credit spreads. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the par value of the investment. Since substantially all of these securities are rated A- or better, and because we have the ability and intent to hold these investments until maturity or a market price recovery, these securities are not considered other-than-temporarily impaired.

HSBC Finance Corporation

4.	Receivables

Receivables consisted of the following:

	June 30,	December 31,
	2007	2006

	(in millions)

Real estate secured	$92,296	$97,761
Auto finance	12,933	12,504
Credit card	28,594	27,714
Private label	2,553	2,509
Personal non-credit card	21,277	21,367
Commercial and other	152	181

Total receivables	157,805	162,036
HSBC acquisition purchase accounting fair value adjustments	(54)	(60)
Accrued finance charges	2,299	2,228
Credit loss reserve for receivables	(7,157)	(6,587)
Unearned credit insurance premiums and claims reserves	(301)	(412)
Interest-only strip receivables	6	6
Amounts due and deferred from receivable sales	23	51

Total receivables, net	$152,621	$157,262

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value on March 28, 2003, the date we were acquired by HSBC.

We have a subsidiary, Decision One Mortgage Company, LLC (“Decision One”), which directly originates and sells mortgage loans sourced by mortgage brokers. Historically, Decision One sold all loans to affiliated and unaffiliated secondary market purchasers, including our Mortgage Services business. We continue to originate mortgage loans through Decision One largely for resale to HSBC Bank USA to support the secondary market activities of our affiliates. Loans held for sale to external parties by this subsidiary totaled $.5 billion at June 30, 2007 and $1.7 billion at December 31, 2006 and are included in real estate secured receivables. Our Consumer Lending business also had loans held for sale totaling $11 million at June 30, 2007 and $32 million at December 31, 2006 relating to its subsidiary, Solstice Capital Group Inc. (“Solstice”).

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

The carrying amount of Champion real estate secured receivables subject to the requirements of SOP 03-3 was $89 million at June 30, 2007 and $116 million at December 31, 2006 and is included in the real estate secured receivables in the table above. The outstanding contractual balance of these receivables was $112 million at June 30, 2007 and $143 million at December 31, 2006. At June 30, 2007 and December 31, 2006, no credit loss reserve for the portions of the acquired receivables subject to SOP 03-3 had been established as there had been no decrease to the expected future cash flows since the acquisition. During the quarter ended June 30, 2007, there was a reclassification to accretable yield from non-accretable difference representing an increase to the estimated cash flows to be collected on the underlying Champion portfolio.

HSBC Finance Corporation

The carrying amount of the Metris receivables which were subject to SOP 03-3 was $152 million as of June 30, 2007 and $223 million at December 31, 2006 and is included in the credit card receivables in the table above. The outstanding contractual balance of these receivables was $226 million at June 30, 2007 and $334 million at December 31, 2006. At June 30, 2007 and December 31, 2006, no credit loss reserve for the acquired receivables subject to SOP 03-3 had been established as there had been no decrease to the expected future cash flows since the acquisition. There were no additions to accretable yield or reclassifications from non-accretable yield during the quarter ended June 30, 2007. During the quarter ended June 30, 2006 there was a reclassification to accretable yield from non-accretable difference representing an increase to the estimated cash flows to be collected on the underlying Metris portfolio.

The following summarizes the accretable yield on Metris and Champion receivables at June 30, 2007 and June 30, 2006:

Three months ended June 30,	2007	2006

	(in millions)

Accretable yield beginning of period	$(61)	$(92)
Accretable yield amortized to interest income during the period	13	32
Reclassification from non-accretable difference	(2)	(51)

Accretable yield at end of period	$(50)	$(111)

Six months ended June 30,	2007	2006

	(in millions)

Accretable yield beginning of period	$(76)	$(122)
Accretable yield amortized to interest income during the period	28	62
Reclassification from non-accretable difference	(2)	(51)

Accretable yield at end of period	$(50)	$(111)

Real estate secured receivables are comprised of the following:

	June 30,	December 31,
	2007	2006

	(in millions)

Real estate secured:
Closed-end:
First lien	$73,953	$77,901
Second lien	14,295	15,090
Revolving:
First lien	499	556
Second lien	3,549	4,214

Total real estate secured receivables	$92,296	$97,761

We generally serve non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. As a result, the majority of our secured receivables have a high loan-to-value ratio. Our Decision One mortgage operation offers, among other products, interest-only loans largely for resale to HSBC Bank USA to support the secondary market activities of our affiliates. These interest-only loans allow customers to pay the interest only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required. As with all our other non-conforming and non-prime loan products, we underwrite and price

HSBC Finance Corporation

interest-only loans in a manner that is intended to compensate us for the anticipated risk. At June 2007, the outstanding balance of our interest-only loans was $6.2 billion, or 4 percent of receivables. At December 31, 2006, the outstanding balance of our interest-only loans was $6.7 billion, or 4 percent of receivables.

Also due to customer demand, we offer adjustable rate mortgage loans under which pricing adjusts on the receivable in line with market movements, in some cases, following an introductory fixed rate period. At June 30, 2007, we had approximately $22.0 billion in adjustable rate mortgage loans at our Consumer Lending and Mortgage Services businesses. At December 31, 2006, we had approximately $29.8 billion in adjustable rate mortgage loans at our Consumer Lending and Mortgage Services businesses. In the second half of 2007 and throughout 2008, approximately $5.7 billion and $4.1 billion, respectively, of our adjustable rate mortgage loans will experience their first interest rate reset based on receivable levels outstanding at June 30, 2007. In addition, our analysis indicates that a significant portion of the second lien mortgages in our Mortgage Services portfolio at June 30, 2007 are subordinated to first lien adjustable rate mortgages that will face a rate reset between now and 2009. As interest rates have risen over the last three years, many adjustable rate loans are expected to require a significantly higher monthly payment following their first adjustment. A customer’s financial situation at the time of the interest rate reset could affect our customer’s ability to repay the loan after the adjustment.

During 2006 and 2005 we increased our portfolio of stated income loans. Stated income loans are underwritten based on the loan applicant’s representation of annual income which is not verified by receipt of supporting documentation and, accordingly, carry a higher risk of default if the customer has not accurately reported their income. Currently, our Decision One mortgage operation offers stated income loans largely for resale to HSBC Bank USA to support the secondary market activities of our affiliates. We price stated income loans in a manner that is intended to compensate us for their anticipated risk. The outstanding balance of stated income loans in our real estate secured portfolio was $9.4 billion at June 30, 2007 and $11.8 billion at December 31, 2006.

The Federal Financial Regulatory Agencies (the “Agencies”) recently issued a final statement on subprime mortgage lending which reiterates many of the principles addressed in the existing guidance relating to risk management practices and consumer protection laws involving adjustable rate mortgage products and the underwriting process on stated income and interest-only loans. While we believe a significant portion of our business is already substantially in compliance with this final statement, we are currently assessing the full impact of this statement on our operations.

Receivables serviced with limited recourse consisted of the following:

	June 30,	December 31,
	2007	2006

	(in millions)

Auto finance	$98	$271
Credit card	500	500
Personal non-credit card	13	178

Total	$611	$949

HSBC Finance Corporation

5.  Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

		(in millions)

Credit loss reserves at beginning of period	$6,798	$4,468	$6,587	$4,521
Provision for credit losses	1,947	1,248	3,647	2,114
Charge-offs	(1,837)	(1,233)	(3,520)	(2,287)
Recoveries	250	153	445	279
Other, net	(1)	13	(2)	22

Credit loss reserves at end of period	$7,157	$4,649	$7,157	$4,649

Provision and charge-off levels for the three and six month periods ended June 30, 2007, reflect the impact of higher receivable levels, higher delinquency levels due to growth and normal portfolio seasoning, increased levels of personal bankruptcy filings compared to the exceptionally low filing levels experienced in the first half of 2006 as a result of the new bankruptcy law in the United States which became effective October 2005, and the expected progression of portions of our Mortgage Services portfolio purchased in 2005 and 2006 into various stages of delinquency and net charge-off.

Further analysis of credit quality and credit loss reserves and our credit loss reserve methodology are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Credit Quality.”

6.  Intangible Assets

Intangible assets consisted of the following:

		Accumulated	Carrying
	Gross	Amortization	Value

	(in millions)

June 30, 2007
Purchased credit card relationships and related programs	$1,736	$649	$1,087
Retail services merchant relationships	270	230	40
Other loan related relationships	333	151	182
Trade names	717	13	704
Technology, customer lists and other contracts	282	203	79

Total	$3,338	$1,246	$2,092

December 31, 2006
Purchased credit card relationships and related programs	$1,736	$580	$1,156
Retail services merchant relationships	270	203	67
Other loan related relationships	333	135	198
Trade names	717	13	704
Technology, customer lists and other contracts	282	189	93

Total	$3,338	$1,120	$2,218

HSBC Finance Corporation

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,

(in millions)

2007	$253
2008	211
2009	198
2010	169
2011	169
Thereafter	355

7.  Goodwill

Goodwill balances associated with our foreign businesses will change from period to period due to movements in foreign exchange. During the second quarter of 2007, the impact of movements in foreign exchange rates on our goodwill balances was immaterial. Changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded pursuant to Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes,” resulted in our goodwill balances decreasing by approximately $33 million in the three month and approximately $65 million in the six month periods ended June 30, 2007, as a result of such changes in tax estimates. In addition, goodwill of approximately $73 million allocated to our U.K. Insurance Operations was transferred to assets held for sale during the first quarter of 2007.

8.  Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a significant impact on our financial results and did not result in a cumulative effect adjustment to the January 1, 2007 balance of retained earnings. The adoption resulted in the reclassification of $65 million of deferred tax liability to current tax liability to account for uncertainty in the timing of tax benefits as well as the reclassification of $141 million of deferred tax asset to current tax asset to account for highly certain pending adjustments in the timing of tax benefits. The total amount of unrecognized tax benefits was $273 million at January 1, 2007 and $215 million at June 30, 2007. The state tax portion of these amounts is reflected gross and not reduced by the federal tax effect. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $70 million at January 1, 2007 and $84 million at June 30, 2007.

We remain subject to Federal income tax examination for years 1998 and forward and State income tax examinations for years 1996 and forward. The Company does not anticipate that any significant tax positions have a reasonable possibility of being effectively settled within the next twelve months.

It is our policy to recognize interest accrued related to unrecognized tax benefits as a component of other servicing and administrative expenses in the consolidated income statement. As of January 1, 2007, we had accrued $67 million for the payment of interest associated with uncertain tax positions. During the six months ended June 30, 2007, we reduced our accrual for the payment of interest associated with uncertain tax positions by $6 million.

Our effective tax rates were as follows

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Effective tax rate	17.1%	36.7%	36.4%	36.6%

HSBC Finance Corporation

The decrease in the effective tax rate for the three month period ended June 30, 2007 was due to a decrease in pretax income with only slightly lower tax credits. The decrease in the effective tax rate for the six month period ended June 30, 2007 was primarily due to lower state taxes, partially offset by the adjustment recorded to reduce our investment in our U.K. Insurance Operations to the lower of cost or market and the acceleration of tax from sales of leveraged leases. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes, tax credits, leveraged lease sales, and the lower of cost or market adjustment.

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

	June 30,	December 31,
	2007	2006

	(in millions)

Assets, (Liabilities) and Equity:
Derivative financial assets (liability), net	$340	$234
Affiliate preferred stock received in sale of U.K. credit card business(1)	301	294
Other assets	691	528
Due to affiliates	(14,863)	(15,172)
Other liabilities	(474)	(506)
Premium on sale of European Operations in 2006 to an affiliate recorded as an increase to additional paid in capital	-	13

(1)	Balance may fluctuate between periods due to foreign currency exchange rate impact.

HSBC Finance Corporation

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

	(in millions)

Income/(Expense):
Interest expense on borrowings from HSBC and subsidiaries	$(217)	$(173)	$(451)	$(326)
Interest income on advances to HSBC affiliates	8	6	15	11
HSBC Bank USA, National Association (“HSBC Bank USA”):
Real estate secured servicing, sourcing, underwriting and pricing revenues	2	3	4	6
Gain on daily sale of domestic private label receivable originations	94	88	178	165
Gain on daily sale of credit card receivables	15	9	26	17
Taxpayer financial services loan origination and other fees	(1)	(1)	(19)	(17)
Domestic private label receivable servicing and related fees	98	95	199	193
Other servicing, processing, origination and support revenues	25	11	49	21
Support services from HSBC affiliates, primarily HSBC Technology and Services (USA) Inc. (“HTSU”)	(299)	(270)	(584)	(522)
HTSU:
Rental revenue	12	12	24	23
Administrative services revenue	3	3	6	6
Servicing and other fees from other HSBC affiliates	4	4	7	8
Stock based compensation expense with HSBC	(28)	(22)	(60)	(39)

The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $86.3 billion at June 30, 2007 and $82.8 billion at December 31, 2006. When the fair value of our agreements with affiliate counterparties requires the posting of collateral by the affiliate, it is provided in the form of cash and recorded on our balance sheet, consistent with third party arrangements. The level of the fair value of our agreements with affiliate counterparties above which collateral is required to be posted is $75 million. At June 30, 2007, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $1.1 billion which is offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative related assets. At December 31, 2006, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $1.0 billion which is offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative related assets.

We had extended a line of credit of $2 billion to HSBC USA Inc. which expired in July of 2006 and was not renewed. No balances were outstanding under this line at June 30, 2006. Annual commitment fees associated with this line of credit were recorded in interest income and reflected as Interest income on advances to HSBC affiliates in the table above.

We have extended a revolving line of credit to HTSU, which was increased to $.6 billion on January 5, 2007. The balance outstanding under this line of credit was $.6 billion at June 30, 2007 and $.5 billion at December 31, 2006 and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as Interest income on advances to HSBC affiliates in the table above.

We extended a promissory note of $.2 billion to HSBC Securities (USA) Inc. (“HSI”) on December 28, 2005. This promissory note was repaid during January 2006. At December 31, 2005, this promissory note was included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as Interest income on advances to HSBC affiliates in the table above.

HSBC Finance Corporation

We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $2.3 billion. There are no balances outstanding under any of these lines of credit at either June 30, 2007 or December 31, 2006.

Due to affiliates includes amounts owed to subsidiaries of HSBC (other than preferred stock).

At June 30, 2007 and December 31, 2006, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.7 billion from HSBC Bank plc (“HBEU”) to fund our operations in the U.K. As of June 30, 2007, $4.1 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. As of December 31, 2006, $4.3 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. Annual commitment fee requirements to support availability of these lines are included as a component of Interest expense on borrowings from HSBC and subsidiaries.

In the six months ended June 30, 2007, we sold approximately $371 million of real estate secured receivables originated by our subsidiary, Decision One, to HSBC Bank USA. We recorded a pre-tax loss on these sales of $.4 million in the year-to-date period. In the fourth quarter of 2006 we sold approximately $669 million of real estate secured receivables originated by our subsidiary, Decision One, to HSBC Bank USA and recorded a pre-tax gain of $17 million on the sale. Each of these sales were effected as part of our strategy to originate loans through Decision One for sale and securitization through the mortgage trading operations of HSBC Bank USA.

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

In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables, the associated cardholder relationships and the related retained interests in securitized credit card receivables to HBEU for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above, the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and related leaseholds and call center employees to provide customer continuity after the transfer as well as to allow HBEU direct ownership and control of origination and customer service. We have retained the collection operations related to the credit card operations and have entered into a service level agreement for a period of not less than two years to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations to HBEU for a fee. We received $8 million during the three months ended June 30, 2007 and $16 million during the six months ended June 30, 2007 under this service level agreement. We received $3 million during the three months ended June 30, 2006 and $11 million during the six months ended June 30, 2006 under this service level agreement. Additionally, the management teams of HBEU and our remaining U.K. operations will be jointly involved in decision making involving card marketing to ensure that growth objectives are met for both businesses. Because the sale of this business was between affiliates under common control, the premium received in excess of the book value of the assets transferred of $182 million, including the goodwill assigned to this business, was recorded as an increase to additional paid-in capital and has not been included in earnings.

In December 2004, we sold our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business), including the retained interests associated with our securitized domestic private label receivables to HSBC Bank USA for $12.4 billion. We continue to service the sold private label receivables and receive servicing and related fee income from HSBC Bank USA for these services. As of June 30, 2007, we were

HSBC Finance Corporation

servicing $17.6 billion of domestic private label receivables for HSBC Bank USA and as of December 31, 2006, we were servicing $18.1 billion of domestic private label receivables for HSBC Bank USA. We received servicing and related fee income from HSBC Bank USA of $98 million during the three months ended June 30, 2007 and $199 million during the six months ended June 30, 2007. We received servicing and related fee income from HSBC Bank USA of $95 million during the three months ended June 30, 2006 and $193 million during the six months ended June 30, 2006. Servicing and related fee income is reflected as Domestic private label receivable servicing and related fees in the table above. We continue to maintain the related customer account relationships and, therefore, sell new domestic private label receivable originations (excluding retail sales contracts) to HSBC Bank USA on a daily basis. We sold $10.5 billion of private label receivables to HSBC Bank USA during the six months ended June 30, 2007 and $10.0 billion during the six months ended June 30, 2006. The gains associated with the sale of these receivables are reflected in the table above and are recorded in Gain on daily sale of domestic private label receivable originations.

In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables from our Mortgage Services business to HSBC Bank USA. Under a separate servicing agreement, we service all real estate secured receivables sold to HSBC Bank USA including loans purchased from correspondents prior to September 1, 2005. As of June 30, 2007, we were servicing $2.8 billion of real estate secured receivables for HSBC Bank USA. The fee revenue associated with these receivables is recorded in servicing fees from HSBC affiliates and is reflected as Real estate secured servicing, sourcing, underwriting and pricing revenues in the above table.

In the second quarter of 2007, we sold $2.2 billion of loans from the Mortgage Services portfolio to third parties. HSBC Markets (USA) Inc., a related HSBC entity, assisted in the transaction by placing the loans with interested third parties. Fees paid for these services totaled $4 million and were included as a component of the approximately $20 million loss realized on the sale of this loan portfolio. As a result of the loan sales, however, the lower cost funding previously supporting the $2.2 billion of loans sold is available to be redeployed to fund new originators, which should result in reduced overall funding costs in future periods.

Under various service level agreements, we also provide other services to HSBC Bank USA. These services include credit card servicing and processing activities through our Credit Card Services business, loan servicing through our Auto Finance business and other operational and administrative support. Fees received for these services are reported as servicing fees from HSBC affiliates and are reflected as Other servicing, processing, origination and support revenues in the table above. Additionally, HSBC Bank USA services certain real estate secured loans on our behalf. Fees paid for these services are reported as support services from HSBC affiliates and are reflected as Support services from HSBC affiliates, primarily HTSU in the table above.

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

Since October 1, 2004, HSBC Bank USA has served as an originating lender for loans initiated by our Taxpayer Financial Services business for clients of various third party tax preparers. Starting on January 1, 2007, HSBC Trust Company (Delaware), N.A. (“HTCD”) also began to serve as an originating lender for these loans. We purchase the loans originated by HSBC Bank USA or HTCD daily for a fee. Origination fees paid for these loans totaled $1 million during the three months ended June 30, 2007 and $19 million during the six months ended June 30, 2007. Origination fees paid to HSBC Bank USA or HTCD totaled $1 million during the three months ended June 30, 2006 and $17 million during the six months ended June 30, 2006. These origination fees are included as an offset to taxpayer financial services revenue and are reflected as Taxpayer financial services loan origination and other fees in the above table.

On July 1, 2004, HSBC Bank Nevada, National Association (“HBNV”), formerly known as Household Bank (SB), N.A., purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank

HSBC Finance Corporation

USA for approximately $99 million, which are included in intangible assets. The receivables continue to be owned by HSBC Bank USA. We service these receivables for HSBC Bank USA and receive servicing and related fee income from HSBC Bank USA. As of June 30, 2007 we were servicing $1.2 billion of credit card receivables for HSBC Bank USA. Originations of new accounts and receivables are made by HBNV and new receivables are sold daily to HSBC Bank USA. We sold $1.3 billion of credit card receivables to HSBC Bank USA during the six months ended June 30, 2007 and $1.1 billion during the six months ended June 30, 2006. The gains associated with the sale of these receivables are reflected in the table above and are recorded in Gain on daily sale of credit card receivables.

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

In addition, we utilize HSBC Markets (USA) Inc., a related HSBC entity, to lead manage the underwriting of a majority of our ongoing debt issuances. Fees paid for such services totaled approximately $8 million during the three months ended June 30, 2007 and $11 million during the six months ended June 30, 2007. Fees paid for such services totaled approximately $7 million during the three months ended June 30, 2006 and $22 million during the six months ended June 30, 2006. For debt not accounted for under the fair value option, these fees are amortized over the life of the related debt.

Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan sponsored by HSBC North America. See Note 10, “Pension and Other Postretirement Benefits,” for additional information on this pension plan.

Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans was $28 million during the three months ended June 30, 2007 and $60 million during the six months ended June 30, 2007. Our share of the expense of these plans was $22 million during the three months ended June 30, 2006 and $39 million for the six months ended June 30, 2006. These expenses are recorded in salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC.

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

HSBC Finance Corporation

The components of pension expense for the domestic defined benefit pension plan reflected in our consolidated statement of income are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America pension plan which has been allocated to HSBC Finance Corporation:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

	(in millions)

Service cost – benefits earned during the period	$13	$13	$26	$26
Interest cost	16	15	32	30
Expected return on assets	(21)	(20)	(42)	(40)
Recognized losses	1	3	2	6

Net periodic benefit cost	$9	$11	$18	$22

We sponsor various additional defined benefit pension plans for our foreign based employees. Pension expense for our foreign defined benefit pension plans was $.8 million for the three months ended June 30, 2007 and $1.6 million for the six months ended June 30, 2007. Pension expense for our foreign defined benefit pension plans was $.7 million for the three months ended June 30, 2006 and $1.3 million for the six months ended June 30, 2006.

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

	(in millions)

Service cost – benefits earned during the period	$1	$1	$2	$2
Interest cost	4	4	7	8
Expected return on assets	-	-	-	-
Recognized (gains) losses	-	-	-	-

Net periodic benefit cost	$5	$5	$9	$10

11.	Business Segments

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our Consumer Lending, Mortgage Services, Retail Services and Auto Finance businesses. Our Credit Card Services segment consists of our domestic MasterCard(1) and Visa(1) and other credit card business. Our International segment consists of our foreign operations in the United Kingdom, Canada and the Republic of Ireland and, prior to November 9, 2006, our operations in Slovakia, the Czech Republic and Hungary. The All Other caption includes our Insurance and Taxpayer Financial Services and Commercial businesses, each of which falls below the quantitative threshold test under SFAS No. 131 for determining reportable segments, as well as our corporate and treasury activities.

In May 2007, we announced the planned integration of our Retail Services and Credit Card Services businesses. Combining Retail Services with Credit Card Services enhances our ability to provide a single credit card and private label solution for the market place. We are currently evaluating the impact this integration will have on our financial reporting in the future, including segment reporting. There have been no changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the presentation in our 2006 Form 10-K.

(1)  MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

HSBC Finance Corporation

Our segment results are presented on an International Financial Reporting Standards (“IFRSs”) management basis (a non-U.S. GAAP financial measure) (“IFRS Management Basis”) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are made almost exclusively on an IFRS Management Basis as we report results to our parent, HSBC, who prepares its consolidated financial statements in accordance with IFRSs. IFRS Management Basis results are IFRSs results adjusted to assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis.

Fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure.

HSBC Finance Corporation

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

							IFRS
							Management
		Credit			Adjustments/		Basis	Management		IFRS	U.S. GAAP
		Card	Inter-	All	Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Consumer	Services	national	Other	Items		Totals	Adjustments(4)	Adjustments(5)	ifications(6)	Totals

	(in millions)

Three months ended June 30, 2007
Net interest income	$2,143	$827	$217	$(200)	$-		$2,987	$(328)	$22	$(24)	$2,657
Other operating income (Total other revenues)	173	755	48	25	(74	)(1)	927	35	(104)	156	1,014
Loan impairment charges (Provision for credit losses)	1,382	640	161	-	2	(2)	2,185	(215)	(17)	(6)	1,947
Operating expenses (Total costs and expenses)	748	494	142	131	-		1,515	(2)	(3)	138	1,648
Net income	120	284	(31)	(139)	(48)		186	(52)	(71)	-	63
Customer loans (Receivables)	138,976	29,106	9,853	153	-		178,088	(20,389)	95	11	157,805
Assets	138,281	28,933	10,669	29,476	(8,204	)(3)	199,155	(19,917)	(4,973)	(912)	173,353
Intersegment revenues	65	5	6	(2)	(74	)(1)	-	-	-	-	-

Three months ended June 30, 2006
Net interest income	$2,189	$872	$201	$(211)	$-		$3,051	$(314)	$(156)	$(32)	$2,549
Other operating income (Total other revenues)	349	563	74	111	(76	)(1)	1,021	73	(77)	158	1,175
Loan impairment charges (Provision for credit losses)	894	328	124	(1)	1	(2)	1,346	(153)	86	(31)	1,248
Operating expenses (Total costs and expenses)	793	435	119	136	-		1,483	(3)	(58)	157	1,579
Net income	539	423	19	(156)	(49)		776	(58)	(150)	-	568
Customer loans (Receivables)	138,685	25,726	9,637	196	-		174,244	(20,326)	41	-	153,959
Assets	140,991	26,931	11,127	28,093	(8,197	)(3)	198,945	(19,495)	(5,644)	(3,112)	170,694
Intersegment revenues	63	5	9	(1)	(76	)(1)	-	-	-	-	-

Six months ended June 30, 2007
Net interest income	$4,301	$1,648	$421	$(427)	$-		$5,943	$(638)	$26	$(33)	$5,298
Other operating income (Total other revenues)	365	1,453	95	512	(141	)(1)	2,284	75	(57)	354	2,656
Loan impairment charges (Provision for credit losses)	2,602	1,060	409	(1)	3	(2)	4,073	(392)	(28)	(6)	3,647
Operating expenses (Total costs and expenses)	1,507	977	270	286	-		3,040	(5)	(4)	327	3,358
Net income	358	673	(121)	(17)	(91)		802	(113)	(85)	-	604
Intersegment revenues	123	10	11	(3)	(141	)(1)	-	-	-	-	-

Six months ended June 30, 2006
Net interest income	$4,371	$1,604	$411	$(462)	$-		$5,924	$(646)	$(202)	$(63)	$5,013
Other operating income (Total other revenues)	587	1,041	115	447	(144	)(1)	2,046	142	3	405	2,596
Loan impairment charges (Provision for credit losses)	1,444	577	228	(2)	3	(2)	2,250	(294)	174	(16)	2,114
Operating expenses (Total costs and expenses)	1,530	869	231	289	-		2,919	(8)	(70)	358	3,199
Net income	1,258	755	41	(173)	(93)		1,788	(137)	(195)	-	1,456
Intersegment revenues	120	10	16	(2)	(144	)(1)	-	-	-	-	-

(1)	Eliminates intersegment revenues.

(2)	Eliminates bad debt recovery sales between operating segments.

(3)	Eliminates investments in subsidiaries and intercompany borrowings.

(4)	Management Basis Adjustments represent the private label and real estate secured receivables transferred to HBUS.

(5)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(6)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

HSBC Finance Corporation

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

Derivatives and hedge accounting (including fair value adjustments) – The IFRSs derivative accounting model is similar to U.S. GAAP requirements, but IFRSs does not permit use of the short-cut method of hedge effectiveness testing. Prior to January 1, 2007, the differences between U.S. GAAP and IFRSs related primarily to the fact that a different population of derivatives qualified for hedge accounting under IFRSs than U.S. GAAP and that HSBC Finance Corporation had elected the fair value option under IFRSs on a significant portion of its fixed rate debt which was being hedged by receive fixed swaps. Prior to the issuance of FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) in February 2007, U.S. GAAP did not permit the use of the fair value option. As a result of our early adoption of SFAS No. 159 which is more fully discussed in Note 12, “Fair Value Option,” effective January 1, 2007, we utilize fair value option reporting for the same fixed rate debt issuances under both U.S. GAAP and IFRSs.

Intangible assets – Intangible assets under IFRSs are significantly lower than those under U.S. GAAP as the newly created intangibles associated with our acquisition by HSBC are reflected in goodwill for IFRSs therefore, amortization of intangible assets is lower under IFRSs.

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

Interest recognition – The calculation of effective interest rates under IFRS 39 requires an estimate of “all fees and points paid or recovered between parties to the contract” that are an integral part of the effective interest rate be included. In June 2006, we implemented a methodology for calculating the effective interest rate for introductory rate credit card receivables under IFRSs over the expected life of the product. In December 2006, we implemented a methodology to include prepayment penalities as part of the effective interest rate and recognized such penalties over the expected life of the receivables. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Also under U.S. GAAP, prepayment penalties are generally recognized as received.

Other – There are other less significant differences between IFRSs and U.S. GAAP relating to pension expense, changes in tax estimates and other miscellaneous items.

HSBC Finance Corporation

See “Basis of Reporting” in Item 7. Management’s Discussion and Analysis of Financial Condition and results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006 for a more complete discussion of differences between U.S. GAAP and IFRSs.

12.	Fair Value Option

Effective January 1, 2007, we early adopted SFAS No. 159 which provides for a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election (“FVO”) on an instrument by instrument basis at the initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We elected FVO for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under IFRSs. Under IFRSs, an entity can only elect FVO accounting for financial assets and liabilities that meet certain eligibility criteria which are not present under SFAS No. 159. When we elected FVO reporting for IFRSs, in addition to certain fixed rate debt issuances which did not meet the eligibility criteria, there were also certain fixed rate debt issuances for which only a portion of the issuance met the eligibility criteria to qualify for FVO reporting. To align our U.S. GAAP and IFRSs accounting treatment, we have adopted SFAS No. 159 only for the fixed rate debt issuances which also qualify for FVO reporting under IFRSs.

The following table presents information about the eligible instruments for which we elected FVO and for which a transition adjustment was recorded.

	Balance Sheet		Balance Sheet
	January 1,		January 1,
	2007		2007
	Prior to Adoption	Net Gain (Loss)	After Adoption
	of FVO	Upon Adoption	of FVO

	(in millions)

Fixed rate debt designated at fair value	$(30,088)	$(855)	$(30,943)

Pre-tax cumulative-effect of adoption of FVO		(855)
Increase in deferred tax asset		313

After-tax cumulative-effect of adoption of FVO adjustment to retained earnings		$(542)

Long term debt (with original maturities over one year) of $121.8 billion at June 30, 2007, includes $32.1 billion of fixed rate debt accounted for under FVO. We did not elect FVO for $35.8 billion of fixed rate debt currently carried on our balance sheet within long term debt for the reasons discussed above. Fixed rate debt accounted for under FVO at June 30, 2007 has an aggregate unpaid principal balance of $32.4 billion.

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

During the three months ended June 30, 2007, we recorded a net gain from fair value changes on our fixed rate debt accounted for under FVO of $509 million and a net gain from fair value changes on our fixed rate debt accounted for under FVO of $611 million during the six months ended June 30, 2007 which is included in “Gain (loss) on debt designated at fair value and related derivatives” as a component of other revenues in the consolidated statement of income. “Gain (loss) on debt designated at fair value and related derivatives” in the consolidated statement of income also includes the mark-to-market adjustment on derivatives related to the debt designated at fair value as

HSBC Finance Corporation

well as net realized gains or losses on these derivatives. The components of “Gain (loss) on debt designated at fair value and related derivatives” are as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2007	2007

	(in millions)

Interest rate component	$515	$373
Credit risk component	(6)	238

Total mark-to-market on debt designated at fair value	509	611
Mark-to-market on the related derivatives	(557)	(439)
Net realized gains (losses) on the related derivatives	(82)	(158)

Gain (loss) on debt designated at fair value and related derivatives	$(130)	$14

The movement in the fair value reflected in “Gain (loss) on debt designated at fair value and related derivatives” includes the effect of credit spread changes and interest rate changes, including any ineffectiveness in the relationship between the related swaps and our debt. As credit spreads narrow, accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics coupled with the sensitivity of the floating leg of the swap due to changes in interest rates. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy.

The changes in the interest rate component for both periods reflect an increase in the LIBOR curve since December 31, 2006, although the increase in the LIBOR curve since March 31, 2007 was much greater than the increase since December 31, 2006. Changes in the credit risk component of the debt were insignificant during the three month period ended June 30, 2007. For the six month period, the changes in credit risk were due to a general widening of financial sector fixed income credit spreads in combination with specific spread widening attributable to our participation in the subprime mortgage market.

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

HSBC Finance Corporation

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2007, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

	Assets
	(Liabilities)		Quoted Prices in
	Measured at		Active Markets for	Significant Other	Significant
	Fair Value at		Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2007		(Level 1)	(Level 2)	(Level 3)

	(in millions)

Derivatives:
Risk management related, net(1)	$1,383		$-	$1,383	$-
Loan and forward sales commitments	-	(3)	-	-	-	(3)
Available for sale securities	3,462		3,462	-	-
Real estate owned(2)	1,057		-	1,057	-
Repossessed vehicles(2)	39		-	39	-
Long term debt carried at fair value	32,085		-	32,085	-

(1)	The fair value disclosed excludes swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” as discussed in FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

(2)	The fair value disclosed is unadjusted for transaction costs as required by SFAS No. 157. The amounts recorded in the consolidated balance sheet are recorded net of transaction costs as required by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

(3)	Less than $500 thousand.

The balances of our commitments which utilize significant unobservable inputs (Level 3) did not change significantly during the quarter.

The following table presents information about our assets measured at fair value on a non-recurring basis as of June 30, 2007 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value, as defined by SFAS No. 157.

	Assets
	(Liabilities)		Quoted Prices in
	Measured at		Active Markets for	Significant Other	Significant
	Fair Value at		Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2007		(Level 1)	(Level 2)	(Level 3)

	(in millions)

Loans held for sale	$256	(1)	$-	$-	$256
Net investment in U.K. Insurance Operations held for sale	231		-	231	-

(1)	The fair value disclosed above excludes loans held for sale for which the fair value exceeds our carrying value.

Loans held for sale are recorded at the lower of aggregate cost or fair value. At June 30, 2007, loans held for sale with a carrying value of $338 million were written down to their current fair value resulting in an impairment charge

HSBC Finance Corporation

of $82 million. Fair value is generally determined by estimating a gross premium or discount. The estimated gross premium or discount is derived from historical prices received on prior sales and commitments in relation to the 2-year swap rate, the weighted average coupon of the loans as well as market liquidity and loan related credit characteristics. The historical pricing data is based upon the specific asset classes of loans.

In accordance with the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our U.K. Insurance Operations with a net carrying amount of $262 million, including the goodwill allocated to these operations, were written down to their fair value of $231 million, resulting in a loss of $31 million, which was included as a component of total costs and expenses during the three months ended March 31, 2007. No additional adjustment was determined to be necessary during the three months ended June 30, 2007.

Assets and liabilities which could also be measured at fair value on a non-recurring basis include goodwill and intangible assets.

14.	New Accounting Pronouncements

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”). FSP 39-1 allows entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Interpretation No. 39. The guidance in FSP 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Entities are required to recognize the effects of applying FSP 39-1 as a change in accounting principle through retroactive application for all financial statements presented unless it is impracticable to do so. We adopted FSP 39-1 during the second quarter of 2007 and retroactively applied its requirements to all prior periods as required by FSP 39-1. At June 30, 2007 and December 31, 2006, the fair value of derivatives included in derivative financial assets have been reduced by $1,109 million and $1,164 million, respectively, representing the payable recognized upon receipt of cash collateral for derivative instruments that have been offset under the same master netting arrangement in accordance with FSP 39-1. At June 30, 2007 and December 31, 2006, the fair value of derivatives included in derivative financial liabilities have been reduced by $57 million and $53 million, respectively, representing the receivable recognized upon payment of cash collateral for derivative instruments that have been offset under the same master netting arrangement in accordance with FSP 39-1. The adoption of FSP 39-1 had no impact on our results of operations or our cash flows.

HSBC Finance Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “intend”, “believe”, “expect”, “estimate”, “target”, “plan”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC Finance Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

Executive Overview

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation may also be referred to in the MD&A as “we”, “us”, or “our”.

Pre-tax income was $76 million for the three months ended June 30, 2007, a decrease of 91 percent, compared to $873 million for the three months ended March 31, 2007. The primary drivers of this decrease are summarized below:

(in millions)

Pre-tax income - March 31, 2007	$873
Higher provision for credit losses	(247)
Lower gain (loss) on debt designated at fair value and related derivatives	(274)
Lower taxpayer financial services revenue	(235)
Higher Decision One losses on loans held for sale	(67)
Other, net	26

Pre-tax income - June 30, 2007	$76

The increase in our provision for credit losses in the second quarter of 2007 compared to the first quarter of 2007 was largely driven by our Credit Card Services and Consumer Lending businesses due to receivables growth, higher delinquency levels due to growth, seasonality as customers used their tax refunds in the first quarter to reduce their outstanding balances, and normal portfolio seasoning as well as higher loss estimates for restructured loans in our United Kingdom business. The increase was partially offset by a lower provision for credit losses in our United Kingdom business due to lower receivable levels and lower delinquency and charge-offs. Also, the first quarter credit loss provision for our United Kingdom business reflected a refinement in the methodology to calculate roll rate percentages which led to an increase in the provision for credit losses. The lower gain (loss) on debt designated at fair value and related derivatives in the second quarter reflects a significantly lower mark-to-market adjustment related to credit risk on fair value option debt as the first quarter benefited from a general widening of credit spreads, including an adverse impact from the subprime mortgage markets. Taxpaper financial services revenue was significantly lower in the second quarter due to the seasonal nature of this business which generates most of its

HSBC Finance Corporation

revenues through March. Losses on loans held for sale by our Decision One mortgage operations were also much higher in the second quarter reflecting a deterioration of general market conditions in the quarter.

Net income was $63 million for the three months ended June 30, 2007, a decrease of 89 percent, compared to $568 million in the prior year quarter. Net income was $604 million for the six months ended June 30, 2007, a decrease of 59 percent, compared to $1,456 million in the prior year period. The decrease in net income in both periods is largely due to a higher provision for credit losses and the impact of lower receivable growth driven largely by our planned reduction in real estate secured receivables at our Mortgage Services business as more fully discussed below. The prior year credit loss provision benefited from exceptionally low levels of personal bankruptcy filings in the United States as a result of the new bankruptcy law which took effect in October 2005, the impact of significant receivable growth in 2004 and 2005 which had not yet fully seasoned and an overall favorable credit environment in the United States which affects the comparability of the provision for credit losses between periods. Higher costs and expenses to support growth as well as increased collection activities and for the three months ended June 30, 2007, lower other revenues also contributed to the decrease in net income, partially offset by higher net interest income and in the year-to-date period, higher other revenues. When compared to the year-ago periods, the increase in provision for credit losses in 2007 reflects higher loss estimates in our Credit Card Services business due to higher levels of receivables, higher levels of delinquency driven by growth and normal portfolio seasoning, increased levels of personal bankruptcy filings as discussed above, the progression of portions of our Mortgage Services portfolio purchased in 2005 and 2006 into various stages of delinquency and charge-off and, for the three month period, higher loss estimates on restructured loans in our United Kingdom business of $68 million. Provision for credit losses also increased during the year-to-date period due to higher loss estimates at our United Kingdom business due to a refinement in the methodology used to calculate roll rate percentages which we believe results in a better estimate of probable losses currently inherent in the loan portfolio and higher loss estimates in second lien loans purchased in 2004 through the third quarter of 2006 by our Consumer Lending business as part of a second lien bulk acquisition program which has subsequently been discontinued. At June 30, 2007, the outstanding principal balance of these second lien loans acquired by the Consumer Lending business was approximately $1.3 billion.

As previously discussed, we are experiencing higher delinquency and loss estimates at our Mortgage Services business as compared to the year-ago periods. Reserve levels at our Mortgage Services business were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

	(in millions)

Credit loss reserves at beginning of period	$2,140	$426	$2,085	$421
Provision for credit losses	387	247	741	337
Charge-offs	(386)	(119)	(696)	(209)
Recoveries	27	5	38	8
Release of credit loss reserves related to loan sales	(21)	–	(21)	–
Other, net	–	(2)	–	–

Credit loss reserves at end of period	$2,147	$557	$2,147	$557

Credit loss reserve levels at Mortgage Services remained relatively flat at June 30, 2007 compared with March 31, 2007 and December 31, 2006 as a significant portion of rate resets on first lien adjustable rate mortgage loans, including second lien loans that are subordinate to underlying first lien adjustable rate mortgages, has yet to occur and we remain cautious about losses inherent in this portfolio due to economic factors beyond our control. The provision for credit losses reflects our best estimate of losses which have been incurred in the periods presented above. See “Credit Quality” included in this MD&A for further discussion on charge-off trends experienced by our Mortgage Services business in 2007.

HSBC Finance Corporation

The increase in net interest income during both periods was due to growth in average receivables and an improvement in the overall yield on the portfolio, partly offset by a higher cost of funds. Changes in receivable mix also contributed to the increase in yield due to the impact of increased levels of higher yielding products due in part to lower securitization levels, and higher levels of average credit card and personal non-credit card receivables as compared to the year-ago periods. Overall yield improvements were partially offset by the impact of growth in non-performing loans. Other revenues decreased in the three month period reflecting lower derivative income, the impact of adopting FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) and lower other income due to realized losses incurred on sales of real estate secured receivables by our Decision One mortgage operations and the sale of a $2.2 billion Mortgage Services loan portfolio, partially offset by higher fee income as a result of higher volume in our credit card portfolios. Other revenues increased during the six month period as lower derivative income and lower other income as explained above were more than offset by higher fee income and the positive impact to revenue from SFAS No. 159 due to the widening credit spreads experienced in the first quarter of 2007 which stabilized in the second quarter. Based on the change in the fair value of the underlying fair value optioned debt related to credit risk, lower derivative income was due to changes in the interest rate curve and to the adoption of SFAS No. 159. Rising interest rates caused the net outgoing payments on pay variable/received fix economic hedges to increase as compared with the same periods in 2006. Additionally, as a result of the adoption of SFAS No. 159, we eliminated hedge accounting for all fixed rate debt designated at fair value. The fair value change in the associated swaps, which accounted for the majority of the derivative income in 2006, is now reported as “Gain (loss) on debt designated at fair value and related derivatives” in the consolidated statement of income along with the mark-to-market on the fixed rate debt.

Our return on average owned assets (“ROA”) was .14 percent for the quarter ended June 30, 2007 and .68 percent for the six months ended June 30, 2007 compared to 1.36 percent for the three months ended June 30, 2006 and 1.76 percent for the six months ended June 30, 2006. ROA decreased during these periods as a result of the lower net income during the period, as discussed above, and higher average assets.

We continue to monitor the impact of several trends affecting the mortgage lending industry. Real estate markets in a large portion of the United States have been affected by a general slowing in the rate of appreciation in property values, or an actual decline in some markets, while the period of time available properties remain on the market has increased. Additionally, the ability of some borrowers to repay their adjustable rate mortgage (“ARM”) loans have been impacted as the interest rates on their loans increase as rates adjust under their contracts. Interest rate adjustments on first mortgages may also have a direct impact on a borrower’s ability to repay any underlying second lien mortgage loan on a property. Similarly, as interest-only mortgage loans leave the interest-only payment period, the ability of borrowers to make the increased payments may be impacted. The rating agencies have recently announced their intention to downgrade a number of debt issuances secured by subprime mortgages. This could serve to further lessen liquidity in the marketplace for subprime mortgages, cause further tightening of lending standards, and cause higher mortgage rates which would further reduce the refinancing opportunities of our ARM customers and increase expected defaults. Industry statistics and reports indicate that mortgage loan originations throughout the industry from 2005 and 2006 are performing worse than originations from prior periods.

In 2005 and continuing into the first six months of 2006, second lien mortgage loans in our Mortgage Services business increased significantly as a percentage of total loans acquired when compared to prior periods. During the second quarter of 2006, we began to witness deterioration in the performance of mortgage loans acquired in 2005 by our Mortgage Services business, particularly in the second lien and portions of the first lien portfolios. The deterioration continued in the third quarter and fourth quarters of 2006 and began to affect these same components of loans acquired in 2006 by this business. In the fourth quarter of 2006 deterioration of these components worsened considerably, largely related to the first lien adjustable rate mortgage portfolio, as well as loans in the second lien portfolios. We are continuing to experience higher than normal delinquency levels in the first half of 2007 in these portions of the Mortgage Services business although the rate of increase in delinquency in 2007 has slowed from the rate of increase in the prior year. A significant number of our second lien customers have underlying adjustable rate first mortgages that face repricing in the near-term which has impacted the probability of repayment on the related second lien mortgage loan. As the interest rate adjustments will occur in an environment of substantially higher interest rates, lower home value appreciation and tightening credit, we expect the probability of default for

HSBC Finance Corporation

adjustable rate first mortgages subject to repricing as well as any second lien mortgage loans that are subordinate to an adjustable rate first lien held by another lender will be greater than what we have historically experienced.

Accordingly, while overall credit performance, as measured by delinquency and charge-off is generally performing as expected across other parts of our domestic mortgage portfolio, we are continuing to report higher delinquency and losses in the Mortgage Services business, largely as a result of the affected 2005 and 2006 originations progressing to various stages of delinquency and to charge-off. Numerous risk mitigation efforts have been implemented relating to the affected components of the Mortgage Services portfolio. These include enhanced segmentation and analytics to identify the higher risk portions of the portfolio and increased collections capacity. As appropriate and in accordance with defined policies, we will restructure and/or modify loans if we believe the customer has the ability to pay for the foreseeable future under the restructured/modified terms. We are also contacting customers who have adjustable rate mortgage loans nearing the first reset that we expect will be the most impacted by a rate adjustment in order to assess their ability to make the adjusted payment and, as appropriate, modify the loans. In the second half of 2006, we slowed growth in this portion of the portfolio by implementing repricing initiatives in selected origination segments and tightening underwriting criteria, especially for second lien, stated income and lower credit scoring segments. In March 2007, we announced our decision to discontinue new correspondent channel acquisitions by our Mortgage Services business subject to fulfilling earlier commitments, which were immaterial. Our Decision One mortgage operation, which originates loans sourced by brokers primarily for resale, continues to originate mortgage loans, largely for resale to HSBC Bank USA to support the secondary market activities of our affiliates. Our branch-based Consumer Lending business retail channel will continue with its current operating strategy. These actions, combined with normal portfolio attrition will continue to result in significant reductions in the principal balance of our Mortgage Services loan portfolio during 2007. As part of our effort to reduce exposure in this channel, during the second quarter of 2007 we sold $2.2 billion of real estate secured loans from the Mortgage Services loan portfolio, which did not include any loans that were 30 days or more contractually delinquent. We expect portions of the Mortgage Services portfolio to remain under pressure as the 2005 and 2006 originations season further progressing to various stages of delinquency and ultimately to charge-off.

Effective January 1, 2007, we early adopted SFAS No. 159 which provides for a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain assets and liabilities, with changes in fair value recognized in earnings when they occur. SFAS No. 159 permits the fair value option election (“FVO”) on an instrument by instrument basis at the initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We elected FVO for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under International Financial Reporting Standards (“IFRSs”). The adoption of SFAS No. 159 resulted in a $542 million cumulative-effect after-tax reduction to the January 1, 2007 opening balance sheet. In addition, the impact of the adoption of SFAS No. 159 on 2007 revenue based on the change in the credit risk component of fair value optioned debt was ($6) million in the three months ended June 30, 2007 and $238 million in the year-to-date period.

As part of our continuing evaluation of strategic alternatives with respect to our U.K. operations, we have entered into a non-binding agreement to sell the capital stock of our U.K. insurance operations (“U.K. Insurance Operations”) to a third party for cash. The sales price will be determined, in part, based on the actual net book value of the assets sold at the time the sale is closed which is anticipated in the second half of 2007. The agreement also provides for the purchaser to distribute insurance products through our U.K. branch network for which we will receive commission revenue. The sale is subject to the execution of a definitive agreement and any regulatory approvals that may be required. At June 30, 2007, we have classified the U.K. Insurance Operations as “Held for Sale” and combined assets of $464 million and liabilities of $233 million related to the U.K. Insurance Operations separately in our consolidated balance sheet within other assets and other liabilities. Because our carrying value for the U.K. Insurance Operations, including allocated goodwill, was more than the estimated sales price, we recorded an adjustment of $31 million to total costs and expenses during the three months ended March 31, 2007 to record our investment in these operations at the lower of cost or market value. No additional adjustment was determined to be necessary during the three months ended June 30, 2007. We continue to evaluate the scope of our other U.K. operations.

HSBC Finance Corporation

We are currently considering the possibility of transferring our General Motors MasterCard and Visa portfolio (the “GM Portfolio”) to HSBC Bank USA in the future based upon continuing evaluation of capital and liquidity at each entity and obtaining the necessary regulatory approval. We would, however, maintain the customer account relationships and, subsequent to the initial receivable sale, additional volume would be sold to HSBC Bank USA on a daily basis. At June 30, 2007, the GM Portfolio had an outstanding receivable balance of approximately $6.9 billion.

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

On June 29, 2007, the Federal Financial Regulatory Agencies (the “Agencies”) issued a final statement on subprime mortgage lending which reiterates many of the principles addressed in the existing guidance relating to risk management practices and consumer protection laws involving adjustable rate mortgage products and the underwriting process on stated income and interest-only loans. While we believe a significant portion of our business is already substantially in compliance with this final statement, we are currently assessing the full impact of this statement on our operations. We anticipate being fully compliant with these new guidelines by December 31, 2007.

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation as of June 30, 2007 and 2006 and for the three and six month periods ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

	(dollars are in millions)

Net income	$63	$568	$604	$1,456
Return on average owned assets	.14%	1.36%	.68%	1.76%
Return on average common shareholder’s equity (“ROE”)	1.13	11.19	6.14	14.62
Net interest margin	6.54	6.66	6.47	6.68
Consumer net charge-off ratio, annualized	3.96	2.88	3.82	2.73
Efficiency ratio(1)	43.51	40.70	40.62	40.28

As of June 30,	2007	2006

	(dollars are in millions)

Receivables	$157,805	$153,959
Two-month-and-over contractual delinquency ratios	5.09%	3.71%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

Receivables were $157.8 billion at June 30, 2007, $160.1 billion at March 31, 2007 and $154.0 billion at June 30, 2006. While real estate secured receivables have been a primary driver of growth in recent years, in the first half of 2007 real estate secured growth in our Consumer Lending business was more than offset by lower receivable balances in our Mortgage Services business resulting from the decision in the second quarter of 2006 to reduce purchases of second lien and selected higher risk products in our Mortgage Services business and the decision in March 2007 to discontinue new correspondent channel acquisitions by our Mortgage Services business subject to fulfilling earlier commitments, which were immaterial, as discussed above. Additionally, in the second quarter of 2007, we sold $2.2 billion of real estate secured loans from our Mortgage Services portfolio. These decisions will continue to result in a significant reduction in the receivable balance in the Mortgage Services portfolio on an on-going basis. Compared to March 31, 2007, receivable levels primarily reflect attrition in our Mortgage Services portfolio as discussed above, partially offset by growth in our Consumer Lending and Credit Card businesses. Compared to June 30, 2006, with the exception of real estate secured receivables due to the lower receivable balances at our Mortgage Services business, we experienced growth in all of our receivable products.

HSBC Finance Corporation

Our two-months-and-over contractual delinquency ratio increased compared to both the prior year quarter and prior quarter. Compared to both periods, with the exception of our private label portfolio, all products reported higher delinquency levels due to higher receivable levels and normal seasonal trends, including higher real estate secured delinquency primarily at our Mortgage Services business as discussed above. The two-months-and-over contractual delinquency ratio was also negatively impacted by lower real estate secured receivables growth driven largely by our strategy to discontinue new correspondent channel acquisitions by our Mortgage Services business subject to fulfilling earlier commitments, which were immaterial, which significantly reduced the outstanding principal balance of the Mortgage Services loan portfolio.

Net charge-offs as a percentage of average consumer receivables for the quarter increased compared to both the prior year quarter and prior quarter. Compared to the prior year quarter, net charge-offs as a percent, annualized, of average consumer receivables increased primarily due to higher charge-offs in our real estate secured portfolio in our Mortgage Services business, the impact of lower receivable levels driven by our planned reduction in correspondent purchases, as well as higher charge-offs in our credit card portfolio. The increase in charge-offs in the credit card portfolio is due to increased levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in the first quarter of 2006 following enactment of the new bankruptcy law in the United States and higher receivable balances. Compared to the prior quarter, increases in net charge-offs as a percentage of average consumer receivables for our real estate secured and personal non-credit card portfolios were partially offset by lower ratios in our other products.

Our efficiency ratio deteriorated as compared to the prior year quarter and the year-ago period. Excluding the change in fair value on the fixed rate debt related to credit risk resulting from the adoption of SFAS No. 159, the efficiency ratio deteriorated 274 basis points as compared to the prior year quarter and 163 basis points as compared to the year-ago period. The deterioration was a result of higher costs and expenses to support receivable growth and increased collection activities as well as realized losses on real estate secured receivable sales, partially offset by higher net interest income and higher fee income due to higher levels of receivables.

During the first half of 2007, we supplemented funding through unsecured debt issuances with proceeds from the continuing sale of newly originated domestic private label receivables to HSBC Bank USA and higher levels of commercial paper.

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

Equity Ratios  Tangible shareholder’s equity to tangible managed assets (“TETMA”), tangible shareholder’s equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-U.S. GAAP financial measures that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy. These ratios exclude the equity impact of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the equity impact of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the impact of the adoption of SFAS No. 159 including the subsequent changes in fair value recognized in earnings associated with credit risk on debt for which we elected the fair value option. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA and TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus loans which we have sold and service with limited recourse. We and certain rating agencies also monitor our equity ratios excluding the impact of the HSBC acquisition purchase accounting adjustments. We do so because we believe that the HSBC acquisition purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations. These ratios may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is the common and preferred equity to owned assets ratio. For a quantitative reconciliation of these non-U.S. GAAP

HSBC Finance Corporation

financial measures to our common and preferred equity to owned assets ratio, see “Reconciliations to U.S. GAAP Financial Measures.”

International Financial Reporting Standards  Because HSBC reports results in accordance with IFRSs and IFRSs results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRSs basis:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

	(dollars are in millions)

Net income – U.S. GAAP basis	$63	$568	$604	$1,456
Adjustments, net of tax:
Securitizations	9	13	8	34
Derivatives and hedge accounting (including fair value adjustments)	18	(19)	1	(90)
Intangible assets	25	26	51	62
Purchase accounting adjustments	12	(19)	21	13
Loan origination	(19)	(1)	(15)	(21)
Loan impairment	(20)	10	(27)	19
Loans held for resale	7	18	(22)	18
Interest recognition	13	101	26	101
Lower of cost or market adjustment for U.K. Insurance Operations	-	-	(6)	-
Other	27	18	45	53

Net income – IFRSs basis	$135	$715	$686	$1,645

Significant differences between U.S. GAAP and IFRSs are as follows:

Securitizations

IFRSs

•	The recognition of securitized assets is governed by a three-step process, which may be applied to the whole asset, or a part of an asset:

–	If the rights to the cash flows arising from securitized assets have been transferred to a third party and all the risks and rewards of the assets have been transferred, the assets concerned are derecognized.
–	If the rights to the cash flows are retained by HSBC but there is a contractual obligation to pay them to another party, the securitized assets concerned are derecognized if certain conditions are met such as, for example, when there is no obligation to pay amounts to the eventual recipient unless an equivalent amount is collected from the original asset.
–	If some significant risks and rewards of ownership have been transferred, but some have also been retained, it must be determined whether or not control has been retained. If control has been retained, HSBC continues to recognize the asset to the extent of its continuing involvement; if not, the asset is derecognized.

•	The impact from securitizations resulting in higher net income under IFRSs is due to the recognition of income on securitized receivables under U.S. GAAP in prior periods.

U.S. GAAP

•	SFAS 140 “Accounting for Transfers and Servicing of Finance Assets and Extinguishments of Liabilities” requires that receivables that are sold to a special purpose entity (“SPE”) and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over the securitized assets.

HSBC Finance Corporation

•	Control is surrendered over transferred assets if, and only if, all of the following conditions are met:

–	The transferred assets are put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.
–	Each holder of interests in the transferee (i.e. holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.
–	The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

•	If these conditions are not met the securitized assets should continue to be consolidated.
•	When HSBC retains an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the SPE, HSBC recognizes this interest at fair value on sale of the assets to the SPE.

Derivatives and hedge accounting

IFRSs

•	Derivatives are recognized initially, and are subsequently remeasured, at fair value. Fair values of exchange-traded derivatives are obtained from quoted market prices. Fair values of over-the-counter (“OTC”) derivatives are obtained using valuation techniques, including discounted cash flow models and option pricing models.
•	In the normal course of business, the fair value of a derivative on initial recognition is considered to be the transaction price (that is the fair value of the consideration given or received). However, in certain circumstances the fair value of an instrument will be evidenced by comparison with other observable current market transactions in the same instrument (without modification or repackaging) or will be based on a valuation technique whose variables include only data from observable markets, including interest rate yield curves, option volatilities and currency rates. When such evidence exists, HSBC recognizes a trading gain or loss on inception of the derivative. When unobservable market data have a significant impact on the valuation of derivatives, the entire initial change in fair value indicated by the valuation model is not recognized immediately in the income statement but is recognized over the life of the transaction on an appropriate basis or recognized in the income statement when the inputs become observable, or when the transaction matures or is closed out.
•	Derivatives may be embedded in other financial instruments; for example, a convertible bond has an embedded conversion option. An embedded derivative is treated as a separate derivative when its economic characteristics and risks are not clearly and closely related to those of the host contract, its terms are the same as those of a stand-alone derivative, and the combined contract is not held for trading or designated at fair value. These embedded derivatives are measured at fair value with changes in fair value recognized in the income statement.
•	Derivatives are classified as assets when their fair value is positive, or as liabilities when their fair value is negative. Derivative assets and liabilities arising from different transactions are only netted if the transactions are with the same counterparty, a legal right of offset exists, and the cash flows are intended to be settled on a net basis.
•	The method of recognizing the resulting fair value gains or losses depends on whether the derivative is held for trading, or is designated as a hedging instrument and, if so, the nature of the risk being hedged. All gains and losses from changes in the fair value of derivatives held for trading are recognized in the income statement. When derivatives are designated as hedges, HSBC classifies them as either: (i) hedges of the change in fair value of recognized assets or liabilities or firm commitments (“fair value hedge”); (ii) hedges of the variability in highly probable future cash flows attributable to a recognized asset or liability, or a forecast transaction (“cash flow hedge”); or (iii) hedges of net investments in a foreign operation (“net investment hedge”). Hedge accounting is applied to derivatives designated as hedging instruments in a fair value, cash flow or net investment hedge provided certain criteria are met.

HSBC Finance Corporation

Hedge Accounting:

–	It is HSBC’s policy to document, at the inception of a hedge, the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking the hedge. The policy also requires documentation of the assessment, both at hedge inception and on an ongoing basis, of whether the derivatives used in the hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items attributable to the hedged risks.

Fair value hedge:

–	Changes in the fair value of derivatives that are designated and qualify as fair value hedging instruments are recorded in the income statement, together with changes in the fair values of the assets or liabilities or groups thereof that are attributable to the hedged risks.
–	If the hedging relationship no longer meets the criteria for hedge accounting, the cumulative adjustment to the carrying amount of a hedged item is amortized to the income statement based on a recalculated effective interest rate over the residual period to maturity, unless the hedged item has been derecognized whereby it is released to the income statement immediately.

Cash flow hedge:

–	The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. Any gain or loss relating to an ineffective portion is recognized immediately in the income statement.
–	Amounts accumulated in equity are recycled to the income statement in the periods in which the hedged item will affect the income statement. However, when the forecast transaction that is hedged results in the recognition of a non-financial asset or a non-financial liability, the gains and losses previously deferred in equity are transferred from equity and included in the initial measurement of the cost of the asset or liability.
–	When a hedging instrument expires or is sold, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity until the forecast transaction is ultimately recognized in the income statement. When a forecast transaction is no longer expected to occur, the cumulative gain or loss that was reported in equity is immediately transferred to the income statement.

Net investment hedge:

–	Hedges of net investments in foreign operations are accounted for in a similar manner to cash flow hedges. Any gain or loss on the hedging instrument relating to the effective portion of the hedge is recognized in equity; the gain or loss relating to the ineffective portion is recognized immediately in the income statement. Gains and losses accumulated in equity are included in the income statement on the disposal of the foreign operation.

Hedge effectiveness testing:

–	IAS 39 requires that at inception and throughout its life, each hedge must be expected to be highly effective (prospective effectiveness) to qualify for hedge accounting. Actual effectiveness (retrospective effectiveness) must also be demonstrated on an ongoing basis.
–	The documentation of each hedging relationship sets out how the effectiveness of the hedge is assessed.
–	For prospective effectiveness, the hedging instrument must be expected to be highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period for which the hedge is designated. For retrospective effectiveness, the changes in fair value or cash flows must offset each other in the range of 80 per cent to 125 per cent for the hedge to be deemed effective.

Derivatives that do not qualify for hedge accounting:

–	All gains and losses from changes in the fair value of any derivatives that do not qualify for hedge accounting are recognized immediately in the income statement.

HSBC Finance Corporation

U.S. GAAP

•	The accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” is generally consistent with that under IAS 39, which HSBC has followed in its IFRSs reporting from January 1, 2005, as described above. However, specific assumptions regarding hedge effectiveness under U.S. GAAP are not permitted by IAS 39.
•	The requirements of SFAS No. 133 have been effective from January 1, 2001.
•	The U.S. GAAP ’shortcut method’ permits an assumption of zero ineffectiveness in hedges of interest rate risk with an interest rate swap provided specific criteria have been met. IAS 39 does not permit such an assumption, requiring a measurement of actual ineffectiveness at each designated effectiveness testing date. As of June 30, 2007, we do not have any hedges accounted for under the shortcut method.
•	In addition, IFRSs allows greater flexibility in the designation of the hedged item. Under U.S. GAAP, all contractual cash flows must form part of the designated relationship, whereas IAS 39 permits the designation of identifiable benchmark interest cash flows only.
•	Under U.S. GAAP, derivatives receivable and payable with the same counterparty may be reported net on the balance sheet when there is an executed ISDA Master Netting Arrangement covering enforceable jurisdictions. These contracts do not meet the requirements for offset under IAS 32 and hence are presented gross on the balance sheet under IFRSs.

Designation of financial assets and liabilities at fair value through profit and loss

IFRSs

•	Under IAS 39, a financial instrument, other than one held for trading, is classified in this category if it meets the criteria set out below, and is so designated by management. An entity may designate financial instruments at fair value where the designation:

–	eliminates or significantly reduces a measurement or recognition inconsistency that would otherwise arise from measuring financial assets or financial liabilities or recognizing the gains and losses on them on different bases; or
–	applies to a group of financial assets, financial liabilities or a combination of both that is managed and its performance evaluated on a fair value basis, in accordance with a documented risk management or investment strategy, and where information about that group of financial instruments is provided internally on that basis to management; or
–	relates to financial instruments containing one or more embedded derivatives that significantly modify the cash flows resulting from those financial instruments.

•	Financial assets and financial liabilities so designated are recognized initially at fair value, with transaction costs taken directly to the income statement, and are subsequently remeasured at fair value. This designation, once made, is irrevocable in respect of the financial instruments to which it relates. Financial assets and financial liabilities are recognized using trade date accounting.
•	Gains and losses from changes in the fair value of such assets and liabilities are recognized in the income statement as they arise, together with related interest income and expense and dividends.

U.S. GAAP

•	Prior to the adoption of SFAS No. 159, generally, for financial assets to be measured at fair value with gains and losses recognized immediately in the income statement, they were required to meet the definition of trading securities in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. Financial liabilities were usually reported at amortized cost under U.S. GAAP.
•	SFAS No. 159 was issued in February 2007, which provides for a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at the initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We adopted SFAS No. 159 retroactive to January 1, 2007.

HSBC Finance Corporation

Goodwill, Purchase Accounting and Intangibles

IFRSs

•	Prior to 1998, goodwill under U.K. GAAP was written off against equity. HSBC did not elect to reinstate this goodwill on its balance sheet upon transition to IFRSs. From January 1, 1998 to December 31, 2003 goodwill was capitalized and amortized over its useful life. The carrying amount of goodwill existing at December 31, 2003 under U.K. GAAP was carried forward under the transition rules of IFRS 1 from January 1, 2004, subject to certain adjustments.
•	IFRS 3 “Business Combinations” requires that goodwill should not be amortized but should be tested for impairment at least annually at the reporting unit level by applying a test based on recoverable amounts.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their market price on the date the transaction is completed.

U.S. GAAP

•	Up to June 30, 2001, goodwill acquired was capitalized and amortized over its useful life which could not exceed 25 years. The amortization of previously acquired goodwill ceased with effect from December 31, 2001.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their average market price over a reasonable period before and after the date on which the terms of the acquisition are agreed and announced.

Loan origination

IFRSs

•	Certain loan fee income and incremental directly attributable loan origination costs are amortized to the income statement over the life of the loan as part of the effective interest calculation under IAS 39.

U.S. GAAP

•	Certain loan fee income and direct but not necessarily incremental loan origination costs, including an apportionment of overheads, are amortized to the income statement account over the life of the loan as an adjustment to interest income (SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.)

Loan impairment

IFRSs

•	Where statistical models, using historic loss rates adjusted for economic conditions, provide evidence of impairment in portfolios of loans, their values are written down to their net recoverable amount. The net recoverable amount is the present value of the estimated future recoveries discounted at the portfolio’s original effective interest rate. The calculations include a reasonable estimate of recoveries on loans individually identified for write-off pursuant to HSBC’s credit guidelines.

U.S. GAAP

•	Where the delinquency status of loans in a portfolio is such that there is no realistic prospect of recovery, the loans are written off in full, or to recoverable value where collateral exists. Delinquency depends on the number of days payment is overdue. The delinquency status is applied consistently across similar loan products in accordance with HSBC’s credit guidelines. When local regulators mandate the delinquency status at which write-off must occur for different retail loan products and these regulations reasonably reflect estimated recoveries on individual loans, this basis of measuring loan impairment is reflected in U.S. GAAP accounting. Cash recoveries relating to pools of such written-off loans, if any, are reported as loan recoveries upon collection.

HSBC Finance Corporation

Loans held for resale

IFRSs

•	Under IAS 39, loans held for resale are treated as trading assets.
•	As trading assets, loans held for resale are initially recorded at fair value, with changes in fair value being recognized in current period earnings.
•	Any gains realized on sales of such loans are recognized in current period earnings on the trade date.

U.S. GAAP

•	Under U.S. GAAP, loans held for resale are designated as loans on the balance sheet.
•	Such loans are recorded at the lower of amortized cost or market value (LOCOM). Therefore, recorded value cannot exceed amortized cost.
•	Subsequent gains on sales of such loans are recognized in current period earnings on the settlement date.

Interest recognition

IFRSs

•	The calculation and recognition of effective interest rates under IAS 39 requires an estimate of “all fees and points paid or received between parties to the contract” that are an integral part of the effective interest rate be included.

U.S. GAAP

•	FAS 91 also generally requires all fees and costs associated with originating a loan to be recognized as interest, but when the interest rate increases during the term of the loan it prohibits the recognition of interest income to the extent that the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation.

During the second quarter of 2006, we implemented a methodology for calculating the effective interest rate for introductory rate credit card receivables which resulted in an increase to interest income under IFRSs of $154 million ($97 million after-tax). Of the amounts recognized, approximately $58 million (after-tax) would otherwise have been recorded as an IFRSs opening balance sheet adjustment as at January 1, 2005.

IFRS Management Basis Reporting Our segment results are presented on an IFRSs management basis (a non-U.S. GAAP financial measure) (“IFRS Management Basis”) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are made almost exclusively on an IFRS Management Basis as we report results to our parent, HSBC, who prepares its consolidated financial statements in accordance with IFRSs. IFRS Management Basis results are IFRSs results adjusted to assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 11, “Business Segments.”

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables at June 30, 2007 and increases (decreases) over prior periods:

		Increases (decreases) from
		March 31,		June 30,
	June 30,	2007		2006
	2007	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$92,296	$(4,033)	(4.2)%	$(1,597)	(1.7)%
Auto finance	12,933	300	2.4	1,210	10.3
Credit card	28,594	1,301	4.8	3,635	14.6
Private label	2,553	53	2.1	31	1.2
Personal non-credit card(2)	21,277	76	.4	613	3.0
Commercial and other	152	(6)	(3.8)	(46)	(23.2)

Total owned receivables	$157,805	$(2,309)	(1.4)%	$3,846	2.5%

(1)	Mortgage Services has historically purchased receivables originated by other lenders referred to as correspondents. In December, the business was aligned under common executive management with our Consumer Lending business. In March 2007, we announced that Mortgage Services was ceasing new correspondent channel acquisitions of receivables subject to fulfilling earlier commitments, which were immaterial. Consumer Lending is a distinct business that sources, underwrites and closes loans through a network of 1,364 branch offices located throughout the United States. The Mortgage Services and Consumer Lending businesses comprise the majority of our real estate secured portfolio as shown in the following table:

		Increases (decreases) from
		March 31,		June 30,
	June 30,	2007		2006
	2007	$	%	$	%

	(dollars are in millions)

Mortgage Services	$39,224	$(5,450)	(12.2)%	$(10,230)	(20.7)%
Consumer Lending	49,088	1,164	2.4	7,988	19.4
Foreign and all other	3,984	253	6.8	645	19.3

Total real estate secured	$92,296	$(4,033)	(4.2)%	$(1,597)	(1.7)%

(2)	Personal non-credit card receivables are comprised of the following:

		Increases (decreases) from
		March 31,		June 30,
	June 30,	2007		2006
	2007	$	%	$	%

	(dollars are in millions)

Domestic personal non-credit card	$14,056	$185	1.3%	$1,496	11.9%
Union Plus personal non-credit card	200	(13)	(6.1)	(67)	(25.1)
Personal homeowner loans	4,136	(45)	(1.1)	(113)	(2.7)
Foreign personal non-credit card	2,885	(51)	(1.7)	(703)	(19.6)

Total personal non-credit card	$21,277	$76	.4%	$613	3.0%

HSBC Finance Corporation

Real estate secured receivables can be further analyzed as follows:

		Increases (decreases) from
		March 31,		June 30,
	June 30,	2007		2006
	2007	$	%	$	%

	(dollars are in millions)

Real estate secured:
Closed-end:
First lien	$73,953	$(3,248)	(4.2)%	$34	-%
Second lien	14,295	(461)	(3.1)	(526)	(3.5)
Revolving:
First lien	499	(10)	(2.0)	(49)	(8.9)
Second lien	3,549	(314)	(8.1)	(1,056)	(22.9)

Total real estate secured	$92,296	$(4,033)	(4.2)%	$(1,597)	(1.7)%

The following table summarizes various real estate secured receivables information for our Mortgage Services and Consumer Lending businesses:

	June 30,				March 31,				June 30,
	2007				2007				2006
	Mortgage		Consumer		Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending		Services		Lending

	(in millions)

Fixed rate	$20,679	(1)	$45,672	(2)	$20,518	(1)	$44,236	(2)	$21,283	(1)	$39,068	(2)
Adjustable rate	18,545		3,416		24,156		3,688		28,171		2,032

Total	$39,224		$49,088		$44,674		$47,924		$49,454		$41,100

First lien	$31,083		$42,486		$35,630		$41,294		$38,326		$35,495
Second lien	8,141		6,602		9,044		6,630		11,128		5,605

Total	$39,224		$49,088		$44,674		$47,924		$49,454		$41,100

Adjustable rate	$12,822		$3,416		$18,141		$3,688		$21,159		$2,032
Interest only	5,723		-		6,015		-		7,012		-

Total adjustable rate	$18,545		$3,416		$24,156		$3,688		$28,171		$2,032

Total stated income	$9,442		$-		$11,063		$-		$13,136		$-

(1)	Includes fixed rate interest-only loans of $473 million at June 30, 2007, $528 million at March 31, 2007 and $435 million at June 30, 2006.

(2)	Includes fixed rate interest-only loans of $52 million at June 30, 2007, $54 million at March 31, 2007 and $8 million at June 30, 2006.

The following table summaries the lien position of Mortgage Services’ real estate secured loans originated and acquired subsequent to December 31, 2004 which were outstanding as of the following dates:

Mortgage Services’ Receivables Originated or Acquired after December 31, 2004
As of	First Lien	Second Lien

June 30, 2007	81%	90%
March 31, 2007	73%	88%
June 30, 2006	67%	88%

HSBC Finance Corporation

Receivable increases (decreases) since June 30, 2006 Real estate secured receivables decreased from the year-ago period driven by lower receivable balances in our Mortgage Services business resulting from revisions to its business plan. In the second half of 2006 we reduced purchases of second lien and selected higher risk products and in March 2007 we discontinued new correspondent channel acquisitions subject to fulfilling earlier commitments, which were immaterial. These decisions resulted in attrition in the Mortgage Services portfolio as of June 30, 2007 and we anticipate the attrition will continue for the remainder of 2007. Additionally, during the second quarter of 2007, we sold $2.2 billion of loans from our Mortgage Services loan portfolio to third parties. The decrease in our Mortgage Services portfolio was partially offset by growth in our Consumer Lending branch business. Growth in our branch-based Consumer Lending business improved due to higher sales volumes as we continue to emphasize real estate secured loans, including a near-prime mortgage product, as well as a decline in loan prepayments due to the higher interest rate environment which resulted in lower run-off rates. Also contributing to the increase in our Consumer Lending business was the acquisition of the $2.5 billion Champion portfolio in November 2006. We have also experienced strong real estate secured growth in our foreign real estate secured receivables as a result of our continuing Canadian branch operation expansions.

Auto finance receivables increased over the year-ago period due to organic growth principally in the near-prime portfolio as a result of growth in the consumer direct loan program. Continued growth from the expansion of an auto finance program in Canada also contributed to the increase as compared to the year-ago period. Credit card receivables reflect strong domestic organic growth in our Union Privilege, Metris and non-prime portfolios, as well as continued growth in our Canadian credit card receivables. Private label receivables increased as compared to June 30, 2006 as a result of growth in our Canadian business and changes in the foreign exchange rate since June 30, 2006, partially offset by the termination of new domestic retail sales contract originations in October 2006 by our Consumer Lending business. Personal non-credit card receivables increased as a result of increased marketing, including several large direct mail campaigns.

Receivable increases (decreases) since March 31, 2007 Real estate secured receivables have decreased since March 31, 2007. As discussed above, actions taken at our Mortgage Services business combined with normal portfolio attrition and the sale of $2.2 billion of loans in the second quarter of 2007 have resulted in a decline in the overall portfolio balance at our Mortgage Services business since March 31, 2007. These decreases were partially offset by real estate secured growth in our Consumer Lending business. In addition, the decline in loan prepayments has continued during the first half of 2007 which has resulted in lower run-off rates for our real estate secured portfolio. Growth in our auto finance portfolio reflects growth in our direct to consumer business. The increase in our credit card receivables is due to growth in our General Motors, Union Privilege, Metris and non-prime portfolios. Private label receivables increased as a result of growth in our Canadian private label portfolio partially offset by the termination of new domestic retail sales contract originations in October 2006. Personal non-credit card receivables increased primarily due to higher levels of domestic personal non-credit card receivables, partially offset by a reduction in new loan volume due to a tightening in underwriting standards.

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our consolidated statement of income.

Net interest income The following table summarizes net interest income:

					Increase (decrease)
Three months ended June 30,	2007	(1)	2006	(1)	Amount	%

	(dollars are in millions)

Finance and other interest income	$4,685	11.53%	$4,311	11.27%	$374	8.7%
Interest expense	2,028	4.99	1,762	4.61	266	15.1

Net interest income	$2,657	6.54%	$2,549	6.66%	$108	4.2%

HSBC Finance Corporation

					Increase (decrease)
Six months ended June 30,	2007	(1)	2006	(1)	Amount	%

	(dollars are in millions)

Finance and other interest income	$9,397	11.47%	$8,398	11.19%	$999	11.9%
Interest expense	4,099	5.00	3,385	4.51	714	21.1

Net interest income	$5,298	6.47%	$5,013	6.68%	$285	5.7%

(1)	% Columns: comparison to average owned interest-earning assets.

The increases in net interest income during the quarter and year-to-date periods were due to higher average receivables and higher overall yields, partially offset by higher interest expense. Overall yields increased due to increases in our rates on fixed and variable rate products which reflected market movements and various other repricing initiatives. Yields were also favorably impacted by receivable mix with increased levels of higher yielding products such as credit cards, due in part to reduced securitization levels and higher levels of average credit card and personal non-credit card receivables. Overall yield improvements were partially offset by the impact of growth in non-performing assets. The higher interest expense in both periods, which contributed to lower net interest margin, was due to a larger balance sheet and a significantly higher cost of funds due to a rising interest rate environment. This was partially offset by the adoption of SFAS No. 159, which resulted in $82 million of realized losses in the quarter and $158 million of realized losses in the year-to-date period on swaps which previously were accounted for as effective hedges under SFAS No. 133 and reported as interest expense now being reported in other revenues. In addition, as part of our overall liquidity management strategy, we continue to extend the maturity of our liability profile which results in higher interest expense. Our purchase accounting fair value adjustments include both amortization of fair value adjustments to our external debt obligations and receivables. Amortization of purchase accounting fair value adjustments increased net interest income by $65 million during the three months ended June 30, 2007 and $111 million during the six month period ended June 30, 2007. Amortization of purchase accounting fair value adjustments increased net interest income by $115 million during the three months ended June 30, 2006 and $229 million during the six month period ended June 30, 2006.

Net interest margin decreased during the three and six months ended June 30, 2007 as the improvement in the overall yield on our receivable portfolio, as discussed above, was more than offset by the higher funding costs. The following table shows the impact of these items on net interest margin at June 30, 2007:

	Three Months	Six Months
	Ended	Ended

Net interest margin – June 30, 2006	6.66%	6.68%
Impact to net interest margin resulting from:
Receivable pricing	.27	.29
Receivable mix	.17	.09
Growth in non-performing assets	(.16)	(.14)
Cost of funds	(.38)	(.50)
Other	(.02)	.05

Net interest margin – June 30, 2007	6.54%	6.47%

HSBC Finance Corporation

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

Provision for credit losses The following table summarizes provision for credit losses:

			Increase (decrease)
	2007	2006	Amount	%

	(dollars are in millions)

Three months ended June 30,	$1,947	$1,248	$699	56.0%
Six months ended June 30,	3,647	2,114	1,533	72.5%

Our provision for credit losses increased significantly during both periods due to higher levels of receivables due in part to lower securitization levels, higher levels of delinquency driven by growth, normal portfolio seasoning and the progression of portions of our Mortgage Services portfolio purchased in 2005 and 2006 into various stages of delinquency and charge-off, a higher mix of unsecured loans such as credit cards and personal non-credit card receivables, increased levels of personal bankruptcy filings as compared to the exceptionally low filing levels experienced in the first half of 2006 as a result of the new bankruptcy law in the United States which went into effect in October 2005, weaker early stage performance in certain Consumer Lending real estate secured loans originated since late 2005 consistent with the industry trends for fixed rate mortgages and, for the three month period, higher loss estimates for restructured loans in our U.K. operations.

Beginning in the second quarter of 2006, we began to experience a deterioration in the performance of mortgage loans acquired in 2005 by our Mortgage Services business, particularly in the second lien and portions of the first lien portfolio which, later in the year, began to affect the same components of loans originated in 2006 by this business, which resulted in higher delinquency, charge-offs and loss estimates in these portfolios. In the first half of 2007, we have seen higher levels of net charge-off in these components as the higher delinquency we began to experience in the prior year is now beginning to migrate to charge-off. We are continuing to experience higher than normal delinquency levels in the first half of 2007 although the rate of increase in delinquency in 2007 has slowed from the rate of increase experienced in the prior year. Our provision for credit losses also reflects higher loss estimates in second lien loans purchased in 2004 through the third quarter of 2006 by our Consumer Lending business as part of a second lien bulk acquisition program which has subsequently been discontinued, which increased credit loss reserves by $87 million during the year-to-date period. At June 30, 2007, the outstanding principal balance of these second lien loans acquired by the Consumer Lending business was approximately $1.3 billion.

Our provision for credit losses in the six months ended June 30, 2007 also reflects the impact from a refinement in the methodology used to calculate roll rate percentages at our United Kingdom business which increased credit loss reserves $93 million in the first half of 2007 which we believe reflects a better estimate of probable losses currently inherent in the loan portfolio and higher loss estimates in second lien loans purchased in 2004 through the third quarter of 2006 by our Consumer Lending business as part of a second lien bulk acquisition program which has been subsequently discontinued. At June 30, 2007, the outstanding principal balance of the second lien loans acquired by the Consumer Lending business was approximately $1.3 billion.

The provision as a percent of average receivables, annualized, was 4.86 percent in the current quarter and 4.53 percent year-to-date, compared to 3.33 percent and 2.87 percent in the year-ago periods. In 2007, credit loss reserves increased as the provision for credit losses was $360 million greater than net charge-offs in the second quarter of 2007 and $572 million greater than net charge-offs in the year-to-date period. In 2006, credit loss reserves increased as the provision for credit losses was $168 million greater than net charge-offs in the second quarter of 2006 and $106 million greater than net charge-offs in the year-to-date period. The provision for credit losses may vary from quarter to quarter depending on the product mix and credit quality of loans in our portfolio. See “Credit Quality” included in this MD&A for further discussion of factors affecting the provision for credit losses.

HSBC Finance Corporation

Net charge-off dollars increased $507 million during the three months ended June 30, 2007 as compared to the year-ago quarter and $1,067 million during the six months ended June 30, 2007 as compared to the year-ago period. This increase was driven by our Mortgage Services business, as loans originated and acquired in 2005 and early 2006 are progressing to charge-off as well as higher receivable levels, portfolio seasoning in our credit card portfolio and increased levels of personal bankruptcy filings as compared to the exceptionally low filing levels experienced in the first half of 2006 as a result of the new bankruptcy law in the United States. The provision for credit losses may vary from quarter to quarter depending on the product mix and credit quality of loans in our portfolio. See “Credit Quality” included in this MD&A for further discussion of factors affecting the provision for credit losses.

Other revenues The following table summarizes other revenues:

			Increase (decrease)
Three months ended June 30,	2007	2006	Amount	%

	(dollars are in millions)

Securitization related revenue	$22	$51	$(29)	(56.9)%
Insurance revenue	193	226	(33)	(14.6)
Investment income	32	34	(2)	(5.9)
Derivative (expense) income	(39)	(7)	(32)	(100+ )
Gain (loss) on debt designated at fair value and related derivatives	(130)	-	(130)	(100+ )
Fee income	629	429	200	46.6
Enhancement services revenue	150	130	20	15.4
Taxpayer financial services revenue	4	20	(16)	(80.0)
Gain on receivable sales to HSBC affiliates	109	97	12	12.4
Servicing and other fees from HSBC affiliates	132	116	16	13.8
Other (expense) income	(88)	79	(167)	(100+ )

Total other revenues	$1,014	$1,175	$(161)	(13.7)%

			Increase (decrease)
Six months ended June 30,	2007	2006	Amount	%

	(dollars are in millions)

Securitization related revenue	$43	$122	$(79)	(64.8)%
Insurance revenue	423	470	(47)	(10.0)
Investment income	58	68	(10)	(14.7)
Derivative (expense) income	(46)	50	(96)	(100+ )
Gain (loss) on debt designated at fair value and related derivatives	14	-	14	100+
Fee income	1,202	811	391	48.2
Enhancement services revenue	298	253	45	17.8
Taxpayer financial services revenue	243	254	(11)	(4.3)
Gain on receivable sales to HSBC affiliates	204	182	22	12.1
Servicing and other fees from HSBC affiliates	265	234	31	13.2
Other (expense) income	(48)	152	(200)	(100+ )

Total other revenues	$2,656	$2,596	$60	2.3%

HSBC Finance Corporation

Securitization related revenue is the result of the securitization of our receivables and includes the following:

			Increase (decrease)
Three months ended June 30,	2007	2006	Amount	%

	(dollars are in millions)

Net replenishment gains(1)	$8	$4	$4	100.0%
Servicing revenue and excess spread	14	47	(33)	(70.2)

Total	$22	$51	$(29)	(56.9)%

			Increase (decrease)
Six months ended June 30,	2007	2006	Amount	%

	(dollars are in millions)

Net replenishment gains(1)	$16	$19	$(3)	(15.8)%
Servicing revenue and excess spread	27	103	(76)	(73.8)

Total	$43	$122	$(79)	(64.8)%

(1)	Net replenishment gains reflect inherent recourse provisions of $4 million in the three months ended June 30, 2007 and $9 million in the six months ended June 30, 2007. Net replenishment gains reflect inherent recourse provisions of $16 million in the three months ended June 30, 2006 and $30 million in six months ended June 30, 2006.

The decline in securitization related revenue in the three and six months ended June 30, 2007 was due to decreases in the level of securitized receivables as a result of our decision in the third quarter of 2004 to structure all new collateralized funding transactions as secured financings. Because existing public credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in the fourth quarter of 2007. While the termination of sale treatment on new collateralized funding activity and the reduction of sales under replenishment agreements reduced our reported net income, there is no impact on cash received from operations.

Insurance revenue decreased in the three and six months ended June 30, 2007 primarily due to lower insurance sales volumes in our U.K. operations, including a planned phase out of the use of our largest external broker between January and April 2007. This was partially offset in both periods by higher insurance revenue in our domestic operations due to the introduction of lender placed products in our Mortgage Services and Auto Finance businesses as well as the negotiation of lower commission payments in certain products offered by our Retail Services business which was partially offset by the cancellation effective January 1, 2007 of a policy whereby we pay for losses which exceed a specified threshold.

Investment income, which includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities, decreased in the three and six months ended June 30, 2007 primarily due to lower average investment levels.

Derivative income includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS No. 133 as well as the ineffectiveness on derivatives which are qualifying hedges. Prior to the election of FVO reporting for certain fixed rate debt, we accounted for the realized gains and losses on swaps associated with this debt which qualified as effective hedges under SFAS No. 133 in interest expense and any ineffectiveness which resulted from changes in the fair value of the swaps as compared to changes in the interest rate component value of the debt was recorded as a component of derivative income. With the adoption of SFAS No. 159 beginning in January 2007, we eliminated hedge accounting on these swaps and as a result, realized and unrealized gains and losses on these derivatives and changes in the interest rate component value of the aforementioned debt are now included in Gain (loss) on debt designated at fair value and related derivatives in the consolidated statement of income which impacts the comparability of derivative income between periods.

HSBC Finance Corporation

Derivative income is summarized in the table below:

Three months ended June 30,	2007	2006

	(in millions)

Net realized gains (losses)	$(6)	$2
Mark-to-market on derivatives which do not qualify as effective hedges	(11)	(41)
Ineffectiveness	(22)	32

Total	$(39)	$(7)

Six months ended June 30,	2007	2006

	(in millions)

Net realized gains (losses)	$(14)	$6
Mark-to-market on derivatives which do not qualify as effective hedges	(6)	(51)
Ineffectiveness	(26)	95

Total	$(46)	$50

Derivative income decreased during both periods due to changes in the interest rate curve and to the adoption of SFAS No. 159. Rising interest rates caused the net outgoing payments on pay variable/received fix economic hedges to increase as compared to the year-ago periods. Furthermore, as discussed above, the mark-to-market on the swaps associated with debt we have now designated at fair value, as well as the mark-to-market on the interest rate component of the debt, which accounted for the majority of the ineffectiveness recorded in 2006, is now reported in the consolidated income statement as Gain (loss) on debt designated at fair value and related derivatives. Additionally, in the second quarter of 2006, we completed the redesignation of all remaining short cut hedge relationships as hedges under the long-haul method of accounting. Redesignation of swaps as effective hedges reduces the overall volatility of reported mark-to-market income, although re-establishing such swaps as long-haul hedges creates volatility as a result of hedge ineffectiveness.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting, the ineffectiveness recorded on our qualifying hedges under the long haul method of accounting or the impact from adopting SFAS No. 159, affects the comparability of our reported results between periods. Accordingly, derivative income for the three and six months ended June 30, 2007 should not be considered indicative of the results for any future periods.

Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as a result of adopting SFAS No. 159 effective January 1, 2007 as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. Prior to the election of FVO reporting for certain fixed rate debt, we accounted for the realized gains and losses on swaps associated with this debt which qualified as effective hedges under SFAS No. 133 in interest expense and any ineffectiveness which resulted from changes in the value of the swaps as compared to changes in the interest rate component value of the debt was recorded in derivative income. These components are summarized in the table below:

Three months ended June 30,	2007	2006

	(in millions)

Mark-to-market on debt designated at fair value:
Interest rate component	$515	$-
Credit risk component	(6)	-

Total mark-to-market on debt designated at fair value	509	-
Mark-to-market on the related derivatives	(557)	-
Net realized gains (losses) on the related derivatives	(82)	-

Total	$(130)	$-

HSBC Finance Corporation

Six months ended June 30,	2007	2006

	(in millions)

Mark-to-market on debt designated at fair value:
Interest rate component	$373	$-
Credit risk component	238	-

Total mark-to-market on debt designated at fair value	611	-
Mark-to-market on the related derivatives	(439)	-
Net realized gains (losses) on the related derivatives	(158)	-

Total	$14	$-

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

Interest rate curve — During the second quarter of 2007, rates increased sharply and the interest rate curve steepened. Rates decreased in the first quarter and the curve was flatter. The rising interest rates caused the value of our fixed rate FVO debt to fall thereby resulting in an Interest rate component gain. The value of the receive fix/pay variable swaps fell in response to these rising interest rates and resulted in a loss in Mark-to-market on the related derivatives.

Transaction costs — The write off of debt issuance costs during the six month period ended June 30, 2007 reduced the recorded Interest rate component gain by $10 million.

Credit — Changes in our credit spread were not significant during the three month period ended June 30, 2007 and, therefore, the impact in Credit risk component was minimal. In the first quarter, however, credit spreads widened significantly, resulting from the general widening of financial sector, fixed income credit spreads and the more specific effect of spreads related to the subprime mortgage sector.

The FVO results are also affected by the differences in cash flows and valuation methodologies for the debt and related derivative. The cash flows differ primarily due to the inclusion of the terminal payment on the debt. Cash flows on debt are discounted using a single discount rate from the bond yield curve while derivative cash flows are discounted using rates at multiple points along the LIBOR yield curve. The impacts of these differences vary as the shape of these interest rate curves change.

Fee income, which includes revenues from fee-based products such as credit cards, increased in both periods due to higher credit card fees, particularly relating to our non-prime credit card portfolios due to higher levels of credit card receivables.

Enhancement services revenue, which consists of ancillary credit card revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan, was higher in both periods primarily as a result of higher levels of credit card receivables and higher customer acceptance levels.

Taxpayer financial services (“TFS”) revenue decreased during the six months ended June 30, 2007 due to a restructured pricing, partially offset by higher loan volume in the 2007 tax season.

Gain on receivable sales to HSBC affiliates includes the daily sales of domestic private label receivable originations (excluding retail sales contracts) and certain credit card account originations to HSBC Bank USA. The increase in both periods reflects higher sales volumes of domestic private label receivable and credit card account originations as well as higher premiums on our credit card sales volumes.

Servicing and other fees from HSBC represents revenue received under service level agreements under which we service credit card and domestic private label receivables as well as real estate secured and auto finance receivables for HSBC affiliates. The increases primarily relate to higher levels of receivables being serviced on behalf of HSBC Bank USA.

Other income decreased in both periods primarily due to losses on real estate secured receivables held for sale by our Decision One mortgage operations of $79 million in the three months ended June 30, 2007 and $91 million in

HSBC Finance Corporation

the year-to-date period. In 2006, Decision One recorded gains on real estate secured receivables held for sale of $41 million in the three months ended June 30, 2006 and gains of $63 million in the six months ended June 30, 2006. Loan sale volumes in our Decision One mortgage operations have decreased from $5.5 billion in the six months ended June 30, 2006 to $3.9 billion in the six months ended June 30, 2007. Other income in the second quarter of 2007 also includes a loss of $20 million on the sale of $2.2 billion of real estate secured receivables by our Mortgage Services business. As a result of this loan sale, however, the lower cost funding previously supporting the $2.2 billion of loans sold is available to be redeployed to fund new originators, which should result in reduced overall funding costs in future periods.

Costs and expenses

The following table summarizes total costs and expenses:

			Increase (decrease)
Three months ended June 30,	2007	2006	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$587	$564	$23	4.1%
Sales incentives	62	98	(36)	(36.7)
Occupancy and equipment expenses	85	79	6	7.6
Other marketing expenses	220	176	44	25.0
Other servicing and administrative expenses	242	222	20	9.0
Support services from HSBC affiliates	299	270	29	10.7
Amortization of intangibles	63	63	-	-
Policyholders’ benefits	90	107	(17)	(15.9)

Total costs and expenses	$1,648	$1,579	$69	4.4%

			Increase (decrease)
Six months ended June 30,	2007	2006	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$1,196	$1,145	$51	4.5%
Sales incentives	130	178	(48)	(27.0)
Occupancy and equipment expenses	163	162	1	.6
Other marketing expenses	440	349	91	26.1
Other servicing and administrative expenses	505	475	30	6.3
Support services from HSBC affiliates	584	522	62	11.9
Amortization of intangibles	126	143	(17)	(11.9)
Policyholders’ benefits	214	225	(11)	(4.9)

Total costs and expenses	$3,358	$3,199	$159	5.0%

Salaries and employee benefits increased in both periods as a result of additional staffing, primarily in our Consumer Lending, Retail Services and Canadian operations as well as in our corporate functions to support the growth which has occurred since June 2006 and increased collection activities. These increases were partially offset by lower salary expense in our Credit Card Services and Mortgage Services operations. Lower salary in our Credit Card Services operations was due to efficiencies from the integration of the Metris acquisition which occurred in December 2005 and efficiencies derived from the use of support services from HSBC affiliates. As part of the decision in March 2007 to discontinue new correspondent channel acquisitions, salary expense was lower for our Mortgage Services operations as a result of the termination of employees associated with loan origination activities, partially offset by increased collection activities and during the six month period by employee severance costs.

HSBC Finance Corporation

Sales incentives decreased in both periods due to lower origination volumes in our correspondent and Decision One mortgage operations due to the decision to reduce purchases including second lien and selected higher risk products in the second half of 2006. As Mortgage Services terminates loan acquisitions, sales incentives will continue to decrease in the future.

Occupancy and equipment expenses increased in the three and six months ended June 30, 2007 due to repair and maintenance costs offset by lower depreciation expense.

Other marketing expenses includes payments for advertising, direct mail programs and other marketing expenditures. The increases in both periods were primarily due to increased domestic credit card and co-branded credit card marketing expenses.

Other servicing and administrative expenses increased during both periods due to higher professional services fees, higher REO expenses and lower deferrals for origination costs due to lower volumes, partially offset by lower insurance operating expense in our domestic operations. Other servicing and administrative expenses were also higher in the six month period ended June 30, 2007 resulting from a valuation adjustment of $31 million to record our investment in the U.K. Insurance Operations at the lower of cost or market as a result of designating this operations as “Held for Sale,” partially offset by an increase in our estimate of interest receivable of approximately $68 million in the year-to-date period relating to various contingent tax items with the taxing authority.

Support services from HSBC affiliates includes technology and other services charged to us by HSBC Technology and Services (USA) Inc. (“HTSU”), which increased in the three and six months ended June 30, 2007 primarily due to growth.

Amortization of intangibles was flat in the three months ended June 30, 2007 and lower in the year-to-date period as an individual contractual relationship became fully amortized in the first quarter of 2006.

Policyholders’ benefits decreased in both periods due to lower policyholders’ benefits in our U.K. operations, partially offset by higher policyholders’ benefits in our domestic operations. The decrease in our U.K. operations was due to lower sales volumes, partially offset by higher claims in the current quarter. The increase in our domestic operations was due to an increase in claims reserves for expected losses.

Efficiency ratio The following table summarizes our owned basis efficiency ratio:

	2007	2006

Three months ended June 30	43.51%	40.70%
Six months ended June 30	40.62%	40.28%

Our efficiency ratio deteriorated as compared to the prior year quarter and the year-ago period. Excluding the change in fair value on the fixed rate debt related to credit risk resulting from the adoption of SFAS No. 159, the efficiency ratio deteriorated 274 basis points as compared to the prior year quarter and 163 basis points as compared to the year-ago period. The deterioration was a result of higher costs and expenses to support receivable growth and increased collection activities as well as realized losses on real estate secured receivable sales, partially offset by higher net interest income and higher fee income due to higher levels of receivables.

Segment Results — IFRS Management Basis

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

HSBC Finance Corporation

Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis as we report results to our parent, HSBC, who prepares its consolidated financial statements in accordance with IFRSs. IFRS Management Basis results are IFRSs results adjusted to assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 11, “Business Segments.”

Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment:

			Increase (decrease)
Three months ended June 30	2007	2006	Amount	%

	(dollars are in millions)

Net income	$120	$539	$(419)	(77.7)%
Net interest income	2,143	2,189	(46)	(2.1)
Other operating income	173	349	(176)	(50.4)
Loan impairment charges	1,382	894	488	54.6
Operating expenses	748	793	(45)	(5.7)
Intersegment revenues	65	63	2	3.2
Customer loans	138,976	138,685	291	.2
Assets	138,281	140,991	(2,710)	(1.9)
Net interest margin, annualized	6.04%	6.42%	-	-
Return on average assets	.34	1.56	-	-

			Increase (decrease)
Six months ended June 30	2007	2006	Amount	%

	(dollars are in millions)

Net income	$358	$1,258	$(900)	(71.5)%
Net interest income	4,301	4,371	(70)	(1.6)
Other operating income	365	587	(222)	(37.8)
Loan impairment charges	2,602	1,444	1,158	80.2
Operating expenses	1,507	1,530	(23)	(1.5)
Intersegment revenues	123	120	3	2.5
Net interest margin, annualized	6.02%	6.52%	-	-
Return on average assets	.50	1.85	-	-

Our Consumer segment reported lower net income in the three and six month periods ended June 30, 2007 due to higher loan impairment charges, lower net interest income and lower other operating income, partially offset by lower operating expenses.

Loan impairment charges for the Consumer segment increased significantly during the three and six months of June 30, 2007 as compared to the year-ago periods. The increase in loan impairment charges was due to higher loss estimates at our Consumer Lending business due to receivable growth and portfolio seasoning as well as, during the six months ended June 30, 2007, higher loss estimates in second lien loans purchased in 2004 through the third quarter of 2006 as part of a second lien bulk acquisition program which has subsequently been discontinued, which increased credit loss reserves $87 million during the year-to-date period. At June 30, 2007, the outstanding principal balance of these second lien loans acquired by the Consumer Lending business was approximately $1.3 billion. The

HSBC Finance Corporation

increase was also a result of the progression of mortgage loans acquired in 2005 and 2006 by our Mortgage Services business, particularly in the second lien and portions of the first lien portfolios, to various stages of delinquency and to charge-off. Loan impairment charges during the first half of 2006 benefited from historically low levels of bankruptcy filings following the enactment of new bankruptcy law in the United States which became effective in the fourth quarter of 2005. In 2007, credit loss reserves increased as the provision for credit losses was $186 million greater than net charge-offs in the second quarter of 2007 and $325 million greater than net charge-offs in the year-to-date period. In 2006, credit loss reserves increased as the provision for credit losses was $93 million greater than net charge-offs in the second quarter of 2006 and decreased in the year-to-date period as net charge-offs were $163 million greater than the provision for credit losses.

Net interest income decreased during the three and six months ended June 30, 2007 as higher finance and other interest income primarily due to higher average customer loans and higher overall yields was more than offset by higher interest expense. Overall yields reflect growth in real estate secured customer loans at current market rates and a greater mix of higher yielding personal non-credit card customer loans due to growth. Overall yield improvements were partially offset by the impact of growth in non-performing assets. The higher interest expense was due to a larger balance sheet and a significantly higher cost of funds due to a rising interest rate environment. The decrease in net interest margin in both periods was a result of the cost of funds increasing more rapidly than our ability to increase receivable yields. The decrease in other operating income in the three and six months ended June 30, 2007 was primarily due to losses on sales of real estate secured receivables by our Decision One mortgage operations and the loss on the sale of $2.2 billion of loans from the Mortgage Services portfolio, partially offset by higher late and overlimit fees associated with our co-branded credit card portfolio. Operating expenses were lower in the three and six months ended June 30, 2007 primarily due to lower salary and employee benefits resulting from the termination of employees as part of the decision to discontinue new correspondent channel acquisitions and lower professional services fees, partially offset by lower deferred loan origination costs as mortgage origination volumes have declined and, during the six month period, higher employee severance costs.

Customer loans for our Consumer segment can be further analyzed as follows:

		Increases (decreases) from
		March 31,		June 30,
	June 30,	2007		2006
	2007	$	%	$	%

	(dollars are in millions)

Real estate secured	$90,152	$(4,007)	(4.3)%	$(2,154)	(2.3)%
Auto finance	12,706	149	1.2	597	4.9
Private label, including co-branded cards	17,817	340	1.9	946	5.6
Personal non-credit card	18,301	87	.5	902	5.2

Total customer loans	$138,976	$(3,431)	(2.4)%	$291	.2%

(1)	Real estate secured receivables are comprised of the following:

		Increases (decreases) from
		March 31,		June 30,
	June 30,	2007		2006
	2007	$	%	$	%

	(dollars are in millions)

Mortgage Services	$41,383	$(5,172)	(11.1)%	$(10,064)	(19.6)%
Consumer Lending	48,769	1,165	2.4	7,910	19.4

Total real estate secured	$90,152	$(4,007)	(4.3)%	$(2,154)	(2.3)%

Customer loans decreased 2 percent at June 30, 2007 as compared to $142.4 billion at March 31, 2007. Real estate secured loans decreased at June 30, 2007 as compared to the prior quarter. The decrease in real estate secured loans in the quarter was primarily in our Mortgage Services portfolio as a result of the decision in March 2007 to

HSBC Finance Corporation

discontinue new correspondent channel acquisitions subject to fulfilling earlier commitments, which were immaterial. We anticipate the attrition in the Mortgage Services portfolio will continue for the remainder of 2007. Additionally, we sold $2.2 billion of loans in the second quarter of 2007 from our Mortgage Services loan portfolio. The decreases in real estate secured loans at our Mortgage Services business were partially offset by increases in the real estate secured portfolio at our Consumer Lending business as a result of new originations in excess of run-off. In addition, the decline in loan prepayments has continued during the first half of 2007 which has resulted in lower run-off rates for our real estate secured portfolio. Growth in our auto finance portfolio reflects growth in our direct to consumer business. The increase in our private label portfolio is due to growth in the co-branded card portfolio launched by our Retail Services operations during 2006.

Compared to June 30, 2006, customer loans increased .2 percent. The decrease in real estate secured loans from the year-ago period was primarily in our Mortgage Services portfolio due to reductions in purchases of second lien and selected higher risk products in the second half of 2006 as well as the decision in March 2007 to discontinue new correspondent channel acquisitions subject to fulfilling earlier commitments, which were immaterial, and the sale of $2.2 billion of loans in the second quarter of 2007. These decreases were partially offset by higher real estate secured receivables in our branch-based Consumer Lending business as a result of strong growth since June 2006. Growth in our branch-based Consumer Lending business reflects strong sales volumes as we continue to emphasize real estate secured loans, including a near-prime mortgage product. Real estate secured customer loans also increased as a result of the acquisition of the $2.5 billion Champion portfolio in November 2006. In addition, a decline in loan prepayments in 2006 resulted in lower run-off rates for our real estate secured portfolio which also contributed to overall growth. Our Auto Finance business also reported organic growth, principally in the near-prime portfolio, from increased volume in the consumer direct loan program. The private label portfolio increased from the year-ago quarter due to organic growth and the co-branded card portfolio launched by our Retail Services operations during 2006. Growth in our personal non-credit card portfolio was the result of increased marketing, including several large direct mail campaigns.

ROA was .34 percent for the three months ended June 30, 2007 and .50 percent for the six months ended June 30, 2007, compared to 1.56 percent in the three months ended June 30, 2006 and 1.85 percent in the six months ended June 30, 2006. The decrease in the ROA ratio in these periods is primarily due to the increase in loan impairment charges as discussed above, as well as higher average assets.

Credit Card Services Segment The following table summarizes the IFRS Management Basis results for our Credit Card Services segment:

			Increase (decrease)
Three months ended June 30	2007	2006	Amount	%

	(dollars are in millions)

Net income	$284	$423	$(139)	(32.9)%
Net interest income	827	872	(45)	(5.2)
Other operating income	755	563	192	34.1
Loan impairment charges	640	328	312	95.1
Operating expenses	494	435	59	13.6
Intersegment revenues	5	5	-	-
Customer loans	29,106	25,726	3,380	13.1
Assets	28,933	26,931	2,002	7.4
Net interest margin, annualized	11.59%	13.49%	-	-
Return on average assets	4.01	6.51	-	-

HSBC Finance Corporation

			Increase (decrease)
Six months ended June 30	2007	2006	Amount	%

	(dollars are in millions)

Net income	$673	$755	$(82)	(10.9)%
Net interest income	1,648	1,604	44	2.7
Other operating income	1,453	1,041	412	39.6
Loan impairment charges	1,060	577	483	83.7
Operating expenses	977	869	108	12.4
Intersegment revenues	10	10	-	-
Net interest margin, annualized	11.66%	12.45%	-	-
Return on average assets	4.77	5.74	-	-

Our Credit Card Services segment reported lower net income in the three and six months ended June 30, 2007. The decrease in net income was primarily due to higher loan impairment charges, higher operating expenses and during the three months ended June 30, 2007, lower net interest income, partially offset by higher other operating income and during the six months ended June 30, 2007 higher net interest income. Loan impairment charges were higher in the three and six month periods ended June 30, 2007 due to higher net charge-off reflecting receivable growth and portfolio seasoning as well as an increase in bankruptcy filings as compared to the year-ago periods which benefited from reduced levels of personal bankruptcy filings following the enactment of new bankruptcy law in the United States which went into effect in October 2005. We increased loss reserves by recording loss provision greater than net charge-off of $185 million in the three months ended June 30, 2007 and $158 million in the year-to-date period as overall consumer loans outstanding increased due to strong organic receivable growth and higher levels of personal bankruptcy filings as discussed above. We increased loss reserves by recording loss provision greater than net charge-off of $55 million in the three months ended June 30, 2006 and $62 million in the six months ended June 30, 2006.

Net interest income increased in the six months ended and decreased in the three months ended June 30, 2007. The decrease in net interest income during the current quarter is due to the fact that net interest income during the three months ended June 30, 2006 benefited from the implementation of a methodology for calculating the effective interest rate for introductory rate credit card customer loans under IFRSs over the expected life of the product. Of the amount recognized, $131 million increased net interest income during the second quarter of 2006 which otherwise would have been recorded in prior periods. Excluding this amount from the prior quarter and prior year-to-date period, net interest income increased in both the three and six month periods due to higher overall yields due in part to higher levels of non-prime customer loans, partially offset by higher interest expense. Excluding the impact of the above from net interest margin, net interest margin increased in both periods primarily due to higher overall yields due to increases in non-prime customer loans, higher pricing on variable rate products and other pricing initiatives, partially offset by a higher cost of funds.

Increases in other operating income resulted from portfolio growth which resulted in higher late fees and overlimit fees and higher enhancement services revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan. Higher operating expenses were also incurred to support receivable growth including increases in marketing expenses.

Customer loans increased 5 percent to $29.1 billion compared to $27.8 billion at March 31, 2007. The increase during the quarter was due to growth in our General Motors, Union Privilege, Metris and non-prime portfolios. Compared to June 30, 2006, customer loans increased 13 percent. The increase also reflects strong domestic organic growth in our Union Privilege, Metris and other non-prime portfolios.

The decrease in ROA in the three and six months ended June 30, 2007 is primarily due to the lower net income as discussed above, including higher average assets.

We are currently considering the possibility of transferring our General Motors MasterCard and Visa portfolio to HSBC Bank USA in the future based upon continuing evaluation of capital and liquidity at each entity and obtaining

HSBC Finance Corporation

the necessary regulatory approval. We would, however, maintain the customer account relationships and, subsequent to the initial receivable sale, additional volume would be sold to HSBC Bank USA on a daily basis. At June 30, 2007, the GM Portfolio had an outstanding receivable balance of approximately $6.9 billion.

International Segment The following table summarizes the IFRS Management Basis results for our International segment:

			Increase (decrease)
Three months ended June 30	2007	2006	Amount	%

	(dollars are in millions)

Net income	$(31)	$19	$(50)	(100+ )%
Net interest income	217	201	16	8.0
Other operating income	48	74	(26)	(35.1)
Loan impairment charges	161	124	37	29.8
Operating expenses	142	119	23	19.3
Intersegment revenues	6	9	(3)	(33.3)
Customer loans	9,853	9,637	216	2.2
Assets	10,669	11,127	(458)	(4.1)
Net interest margin, annualized	8.80%	7.91%	-	-
Return on average assets	(1.15)	.67	-	-

			Increase (decrease)
Six months ended June 30	2007	2006	Amount	%

	(dollars are in millions)

Net income	$(121)	$41	$(162)	(100+ )%
Net interest income	421	411	10	2.4
Other operating income	95	115	(20)	(17.4)
Loan impairment charges	409	228	181	79.4
Operating expenses	270	231	39	16.9
Intersegment revenues	11	16	(5)	(31.3)
Net interest margin, annualized	8.50%	8.23%	-	-
Return on average assets	(2.30)	.73	-	-

Our International segment reported net losses in both periods primarily due to higher loan impairment charges, higher operating expenses and lower other operating income, partially offset by higher net interest income. Applying constant currency rates, which uses the average rate of exchange for the 2006 quarter to translate current period net income, the net loss would not have been materially different for the three month period ended June 30, 2007 and would have been lower by $42 million for the six months ended June 30, 2007.

Loan impairment charges increased during the three and six month periods ended June 30, 2007 due to higher loss estimates in our U.K. operations for restructured loans which increased loan impairment charges by $68 million and in our Canadian operations due to receivable growth, partially offset in the quarter by improvements in delinquency and charge-off in our U.K. operations. Additionally during the six month period, loan impairment charges increased due to a refinement in the methodology used to calculate roll rate percentages by our U.K. operations; this refinement increased credit loss reserves $93 million at June 30, 2007 which we believe reflects a better estimate of probable losses currently inherent in the loan portfolio.

Net interest income increased during the three and six months ended June 30, 2007 primarily as a result of higher receivable levels in our Canadian subsidiary, partially offset by lower receivable levels in our U.K. subsidiary and higher interest expense. The lower receivable levels in our U.K. subsidiary were due to decreased sales volumes resulting from a continuing challenging credit environment in the U.K. as well as the sale of our European

HSBC Finance Corporation

Operations in November 2006. This was partially offset by higher net interest income in our Canadian operations due to growth in customer loans. Net interest margin increased in the three and six months ended June 30, 2007 primarily due to higher yields on customer loans, partially offset by the impact of the sale of the European Operations in November 2006 as well as a higher cost of funds.

Other operating income decreased in the three and six months ended June 30, 2007, due to lower insurance revenues in the U.K. due to lower sales volumes and a planned phase out of the use of a specific broker between January and April 2007, partially offset by higher credit card fee income in our Canadian operations. Operating expenses increased to support receivable growth in our Canadian operations and higher marketing expenses related to our private label portfolio in our U.K. subsidiary.

Customer loans for our International segment can be further analyzed as follows:

		Increases (decreases) from
		March 31,		June 30,
	June 30,	2007		2006
	2007	$	%	$	%

	(dollars are in millions)

Real estate secured	$3,973	$256	6.9%	$646	19.4%
Auto finance	325	22	7.3	29	9.8
Credit card	275	42	18.0	56	25.6
Private label	2,357	102	4.5	183	8.4
Personal non-credit card	2,923	(75)	(2.5)	(698)	(19.3)

Total customer loans	$9,853	$347	3.7%	$216	2.2%

Customer loans were $9.9 billion at June 30, 2007 and $9.5 billion at March 31, 2007. Applying constant currency rates, customer loans at June 30, 2007 would have been lower by approximately $478 million using March 31, 2007 exchange rates. Excluding the foreign exchange impact, lower personal non-credit card loans in our U.K. operations due to lower retail sales were partially offset by growth in the real estate secured and credit card portfolios in our Canadian operations.

Compared to June 30, 2006, receivables increased 2 percent primarily as a result of foreign exchange impacts. Applying constant currency rates, customer loans at June 30, 2007 would have been approximately $627 million lower. Excluding the positive foreign exchange impacts, higher customer loans in our Canadian business were partially offset by the impact of lower customer loans in our U.K. operations. The increase in our Canadian business is due to growth in the real estate secured and credit card portfolios. Our U.K. based private label loans decreased due to continuing lower retail sales volume. Lower personal non-credit card loans in the U.K. reflect lower volumes as the U.K. branch network has placed a greater emphasis on secured lending. Additionally, receivable levels at June 30, 2007 reflect the sale in November 2006 of $203 million of customer loans related to our European operations.

ROA was (1.15) percent for the three months ended June 30, 2007 and (2.30) percent for the six months ended June 30, 2007 compared to .67 percent in the three months ended June 30, 2006 and .73 in the six months ended June 30, 2006. The decrease in the ROA ratio in both periods is primarily due to the increase in loan impairment charges as discussed above, partially offset by lower average assets.

As part of our continuing evaluation of strategic alternatives with respect to our U.K. operations, we have entered into a non-binding agreement to sell the capital stock of our U.K. Insurance Operations to a third party for cash. The sales price will be determined, in part, based on the actual net book value of the assets sold at the time the sale is closed which is anticipated in the second half of 2007. The agreement also provides for the purchaser to distribute insurance products through our U.K. branch network for which we will receive commission revenue. The sale is subject to the execution of a definitive agreement, and any regulatory approvals that may be required. At June 30, 2007, we have classified the U.K. Insurance Operations as “Held for Sale” which included $464 million of assets and liabilities of $233 million within the International segment. After taking into consideration the goodwill allocated to the U.K. Insurance Operations of $79 million, which is included in the “All Other” caption within our

HSBC Finance Corporation

segment disclosures, the carrying value of the U.K. Insurance Operations was higher than the estimated sales price. The adjustment to record our investment in these operations at the lower of cost or market of $31 million was recorded in the “All Other” caption in the first quarter of 2007 and no additional adjustments have occurred subsequent to March 31, 2007. We continue to evaluate the scope of our other U.K. operations.

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

HSBC Finance Corporation

The following table summarizes credit loss reserves:

	June 30,	March 31,	June 30,
	2007	2007	2006

	(dollars are in millions)

Owned credit loss reserves	$7,157	$6,798	$4,649
Reserves as a percent of:
Receivables	4.54%	4.25%	3.02%
Net charge-offs(1)	112.7	114.2	107.6
Nonperforming loans	117.4	116.1	105.3

(1)	Quarter-to-date, annualized.

Credit loss reserve levels at June 30, 2007 increased as compared to March 31, 2007 as we recorded loss provision in excess of net charge-offs of $360 million during the three months ended June 30, 2007. This increase was largely due to higher reserve requirements in our Consumer Lending business due to seasoning of a growing portfolio and in our Credit Card Services business reflecting higher receivable balances and normal seasonal patterns.

Credit loss reserves at June 30, 2007 increased as compared to June 30, 2006 primarily as a result of the higher delinquency and loss estimates at our Mortgage Services business. In addition, the higher credit loss reserve levels are the result of higher levels of receivables due in part to lower securitization levels, higher dollars of delinquency in our other businesses driven by growth and portfolio seasoning, weakening early stage performance consistent with the industry trend in certain Consumer Lending real estate secured loans originated since late 2005, higher loss estimates in our U.K. operations attributable to a refinement in the methodology used to calculate roll rate percentages, higher loss estimates in second lien loans purchased from 2004 through the third quarter of 2006 by our Consumer Lending business as part of a second lien bulk acquisition program which has subsequently been discontinued and increased levels of personal bankruptcy filings, particularly at our Credit Card Services business, as compared to the exceptionally low levels experienced in the first half of 2006 following enactment of new bankruptcy legislation in the United States.

As previously discussed, we are experiencing higher delinquency and loss estimates at our Mortgage Services business as compared to the year-ago period. Credit loss reserve levels of $2.1 billion at our Mortgage Services business at June 30, 2007, which are consistent with our credit loss reserve levels at December 31, 2006 and March 31, 2007, reflect our best estimate of losses in the portfolio. Credit loss reserve levels at Mortgage Services remained flat at June 30, 2007 as a significant portion of rate resets on first lien adjustable rate mortgage loans, including second lien customers with underlying first lien adjustable rate mortgages, has yet to occur and we remain cautious about losses inherent in this portfolio due to economic factors beyond our control. In establishing these reserve levels we considered the severity of losses expected to be incurred, particularly in our second lien portfolio, above our historical experience given the current housing market trends in the United States. We also considered the ability of borrowers to repay their first lien adjustable rate mortgage loans at higher contractual reset rates given increases in interest rates by the Federal Reserve Bank from June 2004 through June 2006, as well as their ability to repay any underlying second lien mortgage outstanding. Because first lien adjustable rate mortgage loans are generally well secured, ultimate losses associated with such loans are dependent to a large extent on the status of the housing market and interest rate environment. Therefore, although it is probable that incremental losses will occur as a result of rate resets on first lien adjustable rate mortgage loans, such losses are estimable and, therefore, included in our credit loss reserves only in situations where the payment has either already reset or will reset in the near term. A significant portion of the Mortgage Services second lien mortgages are subordinate to a first lien adjustable rate loan. For customers with second lien mortgage loans that are subordinate to a first lien adjustable rate mortgage loan, the probability of repayment of the second lien mortgage loan is significantly reduced. The impact of future changes, if any, in the housing market will not have a significant impact on the ultimate loss expected to be incurred since these loans, based on history and other factors, are expected to behave like unsecured loans. As a result, expected losses for these second lien loans held in our Mortgage Services portfolio continue to be included in our credit loss reserve levels at June 30, 2007.

HSBC Finance Corporation

Reserves as a percentage of receivables were higher than at June 30, 2006 and March 31, 2007 due to the impact of the additional reserve requirements discussed above and, compared to March 31, 2007, lower receivable levels due to attrition and the second quarter loan sale at Mortgage Services. Reserves as a percentage of net charge-offs were higher than at June 30, 2006 as the increase in reserve levels outpaced the increase in net charge-off during the period. Reserves as a percentage of net charge-offs were lower as compared to March 31, 2007 as net charge-offs in the quarter outpaced increases in reserve levels primarily due to the progression to charge-off of certain loans acquired in 2005 and 2006 by Mortgage Services as well as higher charge-offs related to the seasoning of unsecured loans at Consumer Lending. Reserves as a percentage of nonperforming loans increased as compared to June 30, 2006 and March 31, 2007 as reserve increased at a higher rate than the increase in non-accrual loans driven by an increase in 30-and 60-day delinquency due to seasonality and seasoning in the Consumer Lending and Credit Card Services businesses.

Delinquency

The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	June 30,	March 31,	June 30,
	2007	2007	2006

Real estate secured(1)	4.28%	3.73%	2.52%
Auto finance	2.93	2.32	2.73
Credit card	4.45	4.53	4.16
Private label	5.12	5.27	5.42
Personal non-credit card	10.72	10.21	8.93

Total consumer	5.09%	4.64%	3.71%

(1)	Real estate secured two-months-and-over contractual delinquency (as a percent of consumer receivables) are comprised of the following:

	June 30,	March 31,	June 30,
	2007	2007	2006

Mortgage Services:
First lien	6.42%	4.98%	3.10%
Second lien	8.06	6.69	2.35

Total Mortgage Services	6.76	5.33	2.93
Consumer Lending:
First lien	2.14	2.01	1.77
Second lien	3.57	3.32	2.37

Total Consumer Lending	2.33	2.20	1.85
Foreign and all other:
First lien	2.25	1.65	1.53
Second lien	4.47	5.07	5.54

Total Foreign and all other	3.98	4.35	4.76

Total real estate secured	4.28%	3.73%	2.52%

Total delinquency increased 45 basis points, compared to the prior quarter. The increase was primarily due to higher real estate secured delinquency, primarily at our Mortgage Services business as previously discussed, and higher personal non-credit card and auto finance delinquency levels. The real estate secured two-months-and-over contractual delinquency ratio was also negatively impacted by lower real estate secured receivables growth driven largely by our strategy to discontinue new correspondent channel acquisitions by our Mortgage Services business subject to fulfilling earlier commitments, which were immaterial, which significantly reduced the outstanding principal balance of the Mortgage Services loan portfolio. Two-months-and-over contractual delinquency as a

HSBC Finance Corporation

percentage of consumer receivables for our Mortgage Services real estate secured portfolio was also impacted by the sale of $2.2 billion of loans, which did not include any loans that were 30 days or more contractually delinquent. Had this loan sale not occurred, the delinquency ratio for the Mortgage Services portfolio would have been 36 basis points lower. Two-months-and-over contractual delinquency as a percentage of consumer receivables was higher compared to the prior quarter in our auto finance portfolio ratio reflecting normal seasonal trends and receivable growth in the quarter. The decrease in the credit card delinquency ratio reflects the impact of strong receivable growth. The decrease in our private label portfolio (which primarily consists of our foreign private label portfolio and domestic retail sales contracts that were not sold to HSBC Bank USA in December 2004) reflects receivable growth in our foreign portfolios. The increase in delinquency in our personal non-credit card portfolio ratio reflects maturation of a growing domestic portfolio, and a slight deterioration of certain customer groups in our domestic portfolio. Dollars of delinquency increased compared to the prior quarter reflecting the increases in delinquency in our real estate secured portfolios as well as increases in other products primarily reflecting normal seasonal trends.

Compared to the year-ago period, total delinquency increased 138 basis points largely due to higher real estate secured delinquency levels primarily at our Mortgage Services business as previously discussed. The real estate secured two-months-and-over contractual delinquency ratio was also negatively impacted by lower real estate secured receivables growth as discussed above. With the exception of our private label portfolio, all products reported higher delinquency levels due to higher receivable levels. Additionally, the increase in the Consumer Lending real estate delinquency ratio reflects the addition of the Champion portfolio. While the Champion portfolio carries higher delinquency, its low loan-to-value ratios are expected to result in lower charge-offs compared to the existing portfolio. The increase in our auto finance and credit card delinquency ratios is due to the seasoning of a growing portfolio. The increase in the credit card delinquency levels is also due to higher bankruptcy levels. The decrease in our private label portfolio (which primarily consists of our foreign private label portfolio and domestic retail sales contracts that were not sold to HSBC Bank USA in December 2004) reflects receivable growth in our foreign portfolios. The increase in delinquency in our personal non-credit card portfolio ratio reflects maturation of a growing domestic portfolio as well as deterioration of certain customer groups in our domestic portfolio.

Net Charge-offs of Consumer Receivables

The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables):

	June 30,	March 31,	June 30,
	2007	2007	2006

Real estate secured(1)	2.18%	1.74%	.97%
Auto finance	3.16	3.64	2.43
Credit card	6.85	7.08	5.80
Private label	5.76	5.87	5.29
Personal non-credit card	8.44	7.96	7.92

Total(2)	3.96%	3.69%	2.88%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	2.27%	1.86%	1.04%

(1)	Real estate secured net charge-off of consumer receivables as a percent, annualized, of average consumer receivables are comprised of the following:

HSBC Finance Corporation

	June 30,	March 31,	June 30,
	2007	2007	2006

Mortgage Services:
First lien	1.20%	1.17%	.73%
Second lien	11.82	7.97	1.72

Total Mortgage Services	3.33	2.55	.94
Consumer Lending:
First lien	.56	.80	.98
Second lien	5.37	1.93	1.25

Total Consumer Lending	1.22	.96	1.02
Foreign and all other:
First lien	1.30	1.34	.99
Second lien	2.23	1.29	.81

Total Foreign and all other	2.03	1.30	.85

Total real estate secured	2.18%	1.74%	.97%

Net charge-offs as a percent, annualized, of average consumer receivables increased 27 basis points compared to the prior quarter primarily due to higher charge-offs in our real estate secured portfolios, in particular at our Mortgage Services business. Net real estate secured charge-offs as a percent, annualized, of average real estate secured receivables was also negatively impacted by lower receivables growth driven largely by our strategy to discontinue new correspondent channel acquisitions by our Mortgage Services business subject to fulfilling earlier commitments, which were immaterial, which significantly reduced the outstanding principal balance of the Mortgage Services loan portfolio. We expect the increase in the net charge-off ratio for our real estate secured portfolio will continue throughout 2007 as a portion of the loans purchased by Mortgage Services in 2005 and 2006 continue to progress to various stages of delinquency and ultimately charge-off. The increase in the Consumer Lending real estate secured net charge-off ratio was primarily due to portfolio seasoning as well as higher net charge-offs in second lien loans purchased in 2004 through the third quarter of 2006 as part of a second lien bulk acquisition program which has subsequently been discontinued. At June 30, 2007, the outstanding principal balance of these second lien loans acquired by the Consumer Lending business was approximately $1.3 billion. The decrease in auto finance net charge-offs reflects a seasonal pattern related to higher charge-offs in the first quarter. The decrease in our credit card ratio reflects strong receivable growth during the second quarter which offset higher bankruptcy related charge-offs. The personal non-credit card charge-off ratio increased reflecting portfolio seasoning, a slight deterioration of certain customer groups in our domestic portfolio and receivable growth in the quarter.

As compared to the prior year quarter, net charge-offs as a percent, annualized, of average consumer receivables increased 108 basis points primarily due to higher charge-offs in our real estate secured portfolios, as discussed above, as well as higher charge-offs in our credit card portfolio. Net real estate secured charge-offs as a percent, annualized, of average real estate secured receivables was also negatively impacted by lower receivables growth as discussed above. The increase in charge-offs in the credit card portfolio is due to increased levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in the first quarter of 2006 following enactment of the new bankruptcy law in the United States and higher receivable balances. The increase in the auto finance portfolio is due to seasoning of a growing portfolio. The private label charge-off ratio increased compared to the prior year quarter due to portfolio seasoning partially offset by higher levels of average receivables in our foreign operations. The personal non-credit card charge-off ratio increased reflecting portfolio seasoning as well as a slight deterioration of certain customer groups in our domestic portfolio.

HSBC Finance Corporation

Nonperforming Assets

	June 30,	March 31,	June 30,
	2007	2007	2006

	(dollars are in millions)

Nonaccrual receivables(1)	$5,173	$4,945	$3,650
Accruing consumer receivables 90 or more days delinquent	924	909	762
Renegotiated commercial loans	1	1	1

Total nonperforming receivables	6,098	5,855	4,413
Real estate owned	1,004	863	620

Total nonperforming assets	$7,102	$6,718	$5,033

Credit loss reserves as a percent of nonperforming receivables	117.4%	116.1%	105.3%

(1)	Nonaccrual receivables are comprised of the following:

	June 30,	March 31,	June 30,
	2007	2007	2006

	(in millions)

Real estate secured:
Closed-end:
First lien	$2,139	$2,032	$1,365
Second lien	520	521	304
Revolving:
First lien	19	17	24
Second lien	236	225	88

Total real estate secured	2,914	2,795	1,781
Auto finance	378	291	318
Credit card	-	-	-
Private label	72	77	77
Personal non-credit card	1,809	1,782	1,474
Commercial and other	-	-	-

Total nonaccrual receivables	$5,173	$4,945	$3,650

Compared to March 31, 2007, the increase in total nonperforming assets is due to higher levels of real estate secured nonaccrual receivables at our Mortgage Services business due to the progression of certain loans acquired in 2005 and 2006 to various stages of delinquency as previously discussed. Real estate secured nonaccrual loans included stated income loans at our Mortgage Services business of $718 million at June 30, 2007, $682 million at March 31, 2007 and $272 million at June 30, 2006. Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes domestic credit card receivables.

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

HSBC Finance Corporation

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

Total Restructured by Restructure Period – Domestic Portfolio(1)

(Managed Basis)

	June 30,	March 31,	June 30,
	2007	2007	2006

	(dollars are in millions)

Never restructured	86.8%	87.9%	90.0%
Restructured:
Restructured in the last 6 months	5.6	5.6	3.7
Restructured in the last 7-12 months	3.8	2.8	2.6
Previously restructured beyond 12 months	3.8	3.7	3.7

Total ever restructured(2)	13.2	12.1	10.0

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1)
(Managed Basis)
Real estate secured	$12,923	$11,779	$8,449
Auto finance	1,953	1,919	1,735
Credit card	799	802	928
Private label(3)	30	30	27
Personal non-credit card	3,825	3,722	3,421

Total	$19,530	$18,252	$14,560

(As a percent of managed receivables)
Real estate secured	14.6%	12.7%	9.3%
Auto finance	15.4	15.3	14.3
Credit card	2.8	2.9	3.6
Private label(3)	14.1	11.5	7.5
Personal non-credit card	20.8	20.3	19.5

Total(2)	13.2%	12.1%	10.0%

(1)	Excludes foreign businesses, commercial and other.

(2)	Total including foreign businesses was 12.7 percent at June 30, 2007, 11.7 percent at March 31, 2007, and 9.7 percent at June 30, 2006.

(3)	Only reflects consumer lending retail sales contracts which have historically been classified as private label. All other domestic private label receivables were sold to HSBC Bank USA in December 2004.

The increase in restructured loans was primarily attributable to higher levels of real estate secured restructures due to portfolio growth and seasoning, including higher restructure levels at our Mortgage Services business as we continue to work with our customers who, in our judgment, evidence continued payment probability. Additionally,

HSBC Finance Corporation

beginning in the fourth quarter of 2006, we expanded the use of account modification at our Mortgage Services business to modify the rate and/or payment on a number of qualifying delinquent loans and restructured certain of those accounts after receipt of one modified payment and if certain other criteria were met. Such accounts are included in the above restructure statistics beginning in the fourth quarter of 2006.

See “Credit Quality Statistics” for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.

The amount of domestic and foreign managed receivables in forbearance, modification (excluding Mortgage Services for June 30, 2007 and March 31, 2007), credit card services approved consumer credit counseling accommodations, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.3 billion or .2 percent of managed receivables at June 30, 2007 and March 31, 2007 and $.4 billion or .3 percent of managed receivables at June 30, 2006.

As part of our risk mitigation efforts relating to the affected components of the Mortgage Services portfolio, we are contacting customers who have adjustable rate mortgage loans nearing the first reset that we expect will be the most impacted by a rate adjustment in order to assess their ability to make the adjusted payment and, as appropriate and in accordance with defined policies, are modifying the loans. As a result of this specific risk mitigation effort, we have modified $369 million of such loans in the three months ended June 30, 2007 and $503 million in the year-to-date period. These loans are not included in the table above, as we have not reset delinquency on these loans as they were not contractually delinquent at the time of the modification. However, if the loan had been restructured in the past for other reasons, it is included in the table above.

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

HSBC Finance Corporation

Debt due to affiliates and other HSBC related funding are summarized in the following table:

	June 30,		December 31,
	2007		2006

	(in billions)

Debt issued to HSBC subsidiaries:
Drawings on bank lines in the U.K. and Europe	$4.1		$4.3
Term debt	10.5		10.6
Preferred securities issued by Household Capital Trust VIII to HSBC	.3		.3

Total debt outstanding to HSBC subsidiaries	14.9		15.2

Debt outstanding to HSBC clients:
Euro commercial paper	2.8		3.0
Term debt	1.0		1.2

Total debt outstanding to HSBC clients	3.8		4.2
Cash received on bulk and subsequent sales of domestic private label credit card receivables to HSBC Bank USA, net (cumulative)	17.6		17.9
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7		3.7
Direct purchases from correspondents (cumulative)	4.2		4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(5.1)		(4.7)

Total real estate secured receivable activity with HSBC Bank USA	2.8		3.2

Cash received from sale of European Operations to HBEU affiliate	-	(1)	-	(1)
Cash received from sale of U.K. credit card business to HBEU	2.7		2.7
Capital contribution by HSBC Investments (North America) Inc. (“HINO”) (cumulative)	1.6		1.4

Total HSBC related funding	$43.4		$44.6

(1)	Less than $100 million.

Funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 13 percent of our total and preferred stock funding at June 30, 2007 and December 31, 2006.

Cash proceeds of $46 million from the November 2006 sale of the European Operations and $2.7 billion from the December 2005 sale of our U.K. credit card receivables to HBEU were used to partially pay down drawings on bank lines from HBEU for the U.K. and fund operations. Proceeds received from the bulk sale and subsequent daily sales of domestic private label credit card receivables to HSBC Bank USA of $17.9 billion were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and to fund operations.

At June 30, 2007, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.7 billion from HBEU to fund our operations in the U.K. At June 30, 2007, $4.1 billion was outstanding under the HBEU lines for the U.K. and no balances were outstanding under the domestic lines. At June 30, 2007, we had derivative contracts with a notional value of $86.3 billion, or approximately 93 percent of total derivative contracts, outstanding with HSBC affiliates. At December 31, 2006, we had derivative contracts with a notional value of $82.8 billion, or approximately 88 percent of total derivative contracts, outstanding with HSBC affiliates.

Securities and other short-term investments Securities totaled $3.5 billion at June 30, 2007 and $4.7 billion at December 31, 2006. Securities purchased under agreements to resell totaled $1 million at June 30, 2007 and $171 million at December 31, 2006. Interest bearing deposits with banks totaled $45 million at June 30, 2007 and $424 million at December 31, 2006. The decreases in securities and interest bearing deposits with banks are due to

HSBC Finance Corporation

the reclassification of the assets of the U.K. Insurance Operations which at June 30, 2007 are classified as “Held for Sale” and included within other assets as well as the use of money market funds to pay down secured financings during the second quarter of 2007.

Commercial paper, bank and other borrowings totaled $12.1 billion at June 30, 2007 and $11.1 billion at December 31, 2006. Commercial paper balances were higher at June 30, 2007 as a result of our strategy to increase the use of commercial paper funding as it is currently the least expensive source of alternative short term funding available, partially offset by the cash proceeds from the sale of $2.2 billion of real estate secured receivables from our Mortgage Services business which was used to pay down outstanding commercial paper balances and fund operations. Our funding strategy requires that bank credit facilities will at all times exceed 85% of outstanding commercial paper and that the combination of bank credit facilities and undrawn committed conduit facilities will, at all times, exceed 115% of outstanding commercial paper. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $2.8 billion at June 30, 2007 and $3.0 billion at December 31, 2006.

Long term debt (with original maturities over one year) decreased to $121.8 billion at June 30, 2007 from $127.6 billion at December 31, 2006. The decrease is due to lower funding requirements resulting from the lower asset levels during the first half of 2007. Significant issuances during the first half of 2007 included the following:

•	$.4 billion of domestic and foreign medium-term notes
•	$1.3 billion of foreign currency-denominated bonds
•	$.4 billion of InterNotessm (retail-oriented medium-term notes)
•	$3.0 billion of global debt
•	$5.7 billion of securities backed by real estate secured, auto finance, credit card and personal non-credit card receivables. For accounting purposes, these transactions were structured as secured financings.

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

Selected capital ratios In managing capital, we develop targets for tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”), tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets. These ratio targets are based on discussions with HSBC and rating agencies, risks inherent in the portfolio, the projected operating environment and related risks, and any acquisition objectives. These ratios exclude the equity impact of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the equity impact of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the impact of the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including the subsequent changes in fair value recognized in earnings associated with credit risk on debt for which we elected the fair value option. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA and TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus loans which we have sold and service with limited recourse. We and certain rating agencies also monitor our equity ratios excluding the impact of the HSBC acquisition purchase accounting adjustments. We do so because we believe that the HSBC acquisition purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

HSBC Finance Corporation

Selected capital ratios are summarized in the following table:

	June 30,	December 31,
	2007	2006

TETMA(1)	7.43%	7.16%
TETMA + Owned Reserves(1)	11.78	11.02
Tangible common equity to tangible managed assets(1)	6.31	6.08
Common and preferred equity to owned assets	11.39	11.21
Excluding purchase accounting adjustments:
TETMA(1)	7.97%	7.81%
TETMA + Owned Reserves(1)	12.32	11.67
Tangible common equity to tangible managed assets(1)	6.85	6.72

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-U.S.GAAP financial ratios that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S.GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S.GAAP basis financial measure.

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

There were no securitizations (excluding replenishments of certificateholder interests) during the first six months of 2007 or 2006. Secured financings are summarized in the following table:

Three months ended June 30	2007	2006

	(in millions)

Secured financings:
Real estate secured	$1,595	$-
Credit card	1,000	985
Auto finance	-	944
Personal non-credit card	-	2,500

Total	$2,595	$4,429

HSBC Finance Corporation

Six months ended June 30	2007	2006

	(in millions)

Secured financings:
Real estate secured	$1,595	$350
Credit card	2,890	2,105
Auto finance	1,069	944
Personal non-credit card	110	2,500

Total	$5,664	$5,899

Our securitized receivables totaled $611 million at June 30, 2007 compared to $949 million at December 31, 2006. As of June 30, 2007, outstanding secured financings of $21.4 billion were secured by $28.0 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings of $21.8 billion at December 31, 2006 were secured by $28.1 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. At June 30, 2007, securitizations structured as sales represented less than 1 percent and secured financings represented 14 percent of the funding associated with our managed funding portfolio. At December 31, 2006, securitizations structured as sales represented 1 percent and secured financings represented 14 percent of the funding associated with our managed funding portfolio.

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements.

	June 30,	December 31,
	2007	2006

	(in billions)

Private label, and credit cards	$189	$186
Other consumer lines of credit	8	7

Open lines of credit(1)	$197	$193

(1)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to June 30, 2007 and December 31, 2006, respectively.

At June 30, 2007, our Mortgage Services business had outstanding forward sales commitments relating to real estate secured loans totaling $78 million and unused commitments to extend credit relating to real estate secured loans to customers (as long as certain conditions are met), totaling $381 million.

At March 31 2007, $72 million was outstanding under a commitment to lend up to $3.0 billion to H&R Block to fund its acquisition of a participation interest in refund anticipation loans for the 2007. This balance was paid in full and the commitment expired during the second quarter of 2007.

HSBC Finance Corporation

2007 Funding Strategy Our current estimated domestic funding needs and sources for 2007 are summarized in the table that follows:

	Actual	Estimated
	January 1	July 1
	through	through	Estimated
	June 30,	December 31,	Full Year
	2007	2007	2007

	(in billions)

Funding needs:
Net asset growth	$(3)	$(7) - 0	$(10) - (3)
Commercial paper, term debt and securitization maturities	27	3 - 9	30 - 36
Other	(1)	2 - 4	1 - 3

Total funding needs	$23	$(2) - 13	$21 - 36

Funding sources:
External funding, including commercial paper and portfolio sales	$22	$(2) - 11	$20 - 33
HSBC and HSBC subsidiaries	1	0 - 2	1 - 3

Total funding sources	$23	$(2) - 13	$21 - 36

As previously discussed, we have experienced deterioration in the performance of mortgage loan originations in our Mortgage Services business and in March 2007 announced our decision to discontinue new correspondent channel acquisitions by that business subject to fulfilling earlier commitments, which were immaterial. These actions, combined with normal portfolio attrition and risk mitigation efforts we began in the second half of 2006, will result in negative growth in our aggregate portfolio in 2007. As opportunities arise, we may also choose to sell selected portfolios, similar to the $2.2 billion sale of real estate secured receivables completed during the second quarter of 2007. Future decisions to constrain growth in additional portfolios as well as decisions to sell selected portfolios would also result in negative year over year growth in the balance sheet.

Risk Management

Credit Risk There have been no significant changes in our approach to credit risk management since December 31, 2006.

At June 30, 2007, we had derivative contracts with a notional value of approximately $92.7 billion, including $86.3 billion outstanding with HSBC affiliates. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities and totaled $0 at June 30, 2007 and $158 million at December 31, 2006 for third-party counterparties. Beginning with the second quarter of 2006, when the fair value of our agreements with affiliate counterparties require the posting of collateral by the affiliate, it is provided in the form of cash and recorded on the balance sheet, consistent with third party arrangements. At June 30, 2007, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $1.1 billion which is offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative related assets. At December 31, 2006, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $1.0 billion which is offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative related assets.

Liquidity Risk There have been no significant changes in our approach to liquidity risk since December 31, 2006.

Market Risk HSBC has certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit

HSBC Finance Corporation

as of June 30, 2007 was $2 million, which includes the risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $2 million. As of June 30, 2007, we had a PVBP position of ($0.1) million reflecting the impact of a one basis point increase in interest rates. As of December 31, 2006, we had a PVBP position of $1.1 million.

The total PVBP position will not change as a result of the early adoption of SFAS No. 159, however instruments previously accounted for on an accrual basis will now be accounted for under the fair value option election. As a result, the PVBP risk for June 30, 2007, summarized in the table below, reflects a realignment of instruments from December 31, 2006, between accrual and mark-to-market. Total PVBP risk is lower as a result of normal risk management actions. The following table shows the components of PVBP:

	June 30,	December 31,
	2007	2006

	(in millions)

Risk related to our portfolio of balance sheet items marked-to-market	$.8	$(1.8)
Risk for all other remaining assets and liabilities	(.9)	2.9

Total PVBP risk	$(.1)	$1.1

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming a growing balance sheet and the current interest rate risk profile. The following table summarizes such estimated impact:

	June 30,	December 31,
	2007	2006

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$189	$180
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	$127	$54

In the June 2007 scenario, as compared to December 2006, the timing of the repricing of the ARM portfolio is occurring earlier in the scenario, thus having a greater impact on the results of the analysis for the twelve-month period. Further, a greater volume of ARMs will reset to higher rates and is expected to remain on book as a result of fewer refinancing options to subprime customers. As a result even in the declining rate scenario, the total benefit to net interest income has increased significantly.

These estimates include the impact of debt and the corresponding derivative instruments accounted for using the fair value option under SFAS No. 159. These estimates also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated. A principal consideration supporting this analysis is the projected prepayment of loan balances for a given economic scenario. Individual loan underwriting standards in combination with housing valuations and macroeconomic factors related to available mortgage credit are the key assumptions driving these prepayment projections. While we have utilized a number of sources to refine these projections, we can not currently project prepayment rates with a high degree of certainty in all economic environments given recent, significant changes in both subprime mortgage underwriting standards and property valuations across the country.

Operational Risk There has been no significant change in our approach to operational risk management since December 31, 2006.

Compliance Risk There has been no significant change in our approach to compliance risk management since December 31, 2006.

Reputational Risk There has been no significant change in our approach to reputational risk management since December 31, 2006.

HSBC FINANCE CORPORATION
RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES

	June 30,	December 31,
	2007	2006

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$19,172	$19,515
Exclude:
Fair value option adjustment	123	-
Unrealized (gains) losses on cash flow hedging instruments	38	61
Minimum pension liability	3	1
Unrealized gains on investments and interest-only strip receivables	39	23
Intangible assets	(2,092)	(2,218)
Goodwill	(6,896)	(7,010)

Tangible common equity	10,387	10,372
HSBC acquisition purchase accounting adjustments	887	1,105

Tangible common equity, excluding HSBC acquisition purchase accounting adjustments	$11,274	$11,477

Tangible shareholder’s(s’) equity:
Tangible common equity	$10,387	$10,372
Preferred stock	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,275	1,275

Tangible shareholder’s(s’) equity	12,237	12,222
HSBC acquisition purchase accounting adjustments	887	1,105

Tangible shareholder’s(s’) equity, excluding HSBC acquisition purchase accounting adjustments	$13,124	$13,327

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholder’s(s’) equity	$12,237	$12,222
Owned loss reserves	7,157	6,587

Tangible shareholder’s(s’) equity plus owned loss reserves	19,394	18,809
HSBC acquisition purchase accounting adjustments	887	1,105

Tangible shareholder’s(s’) equity plus owned loss reserves, excluding HSBC acquisition purchase accounting adjustments	$20,281	$19,914

Tangible managed assets:
Owned assets	$173,353	$179,218
Receivables serviced with limited recourse	611	949

Managed assets	173,964	180,167
Exclude:
Intangible assets	(2,092)	(2,218)
Goodwill	(6,896)	(7,010)
Derivative financial assets	(358)	(298)

Tangible managed assets	164,618	170,641
HSBC acquisition purchase accounting adjustments	(17)	64

Tangible managed assets, excluding HSBC acquisition purchase accounting adjustments	$164,601	$170,705

Equity ratios:
Common and preferred equity to owned assets	11.39%	11.21%
Tangible common equity to tangible managed assets	6.31	6.08
Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”)	7.43	7.16
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)	11.78	11.02
Excluding HSBC acquisition purchase accounting adjustments:
Tangible common equity to tangible managed assets	6.85	6.72
TETMA	7.97	7.81
TETMA + Owned Reserves	12.32	11.67

HSBC Finance Corporation

Item 4.	Controls and Procedures

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

HSBC Finance Corporation

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

SECURITIES LITIGATION

In August 2002, we restated previously reported consolidated financial statements. The restatement related to certain MasterCard and Visa co-branding and affinity credit card relationships and a third party marketing agreement, which were entered into between 1992 and 1999. All were part of our Credit Card Services segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditor, KPMG LLP, advised us that, in its view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. The restatement resulted in a $155.8 million, after-tax, retroactive reduction to retained earnings at December 31, 1998. As a result of the restatement, and other corporate events, including, e.g., the 2002 settlement with 50 states and the District of Columbia relating to real estate lending practices, HSBC Finance Corporation, and its directors, certain officers and former auditors, have been involved in various legal proceedings, some of which purport to be class actions. A number of these actions allege violations of Federal securities laws, were filed between August and October 2002, and seek to recover damages in respect of allegedly false and misleading statements about our common stock. These legal actions have been consolidated into a single purported class action, Jaffe v. Household International, Inc., et al., No. 02 C 5893 (N.D. Ill., filed August 19, 2002), and a consolidated and amended complaint was filed on March 7, 2003. On December 3, 2004, the court signed the parties’ stipulation to certify a class with respect to the claims brought under § 10 and § 20 of the Securities Exchange Act of 1934. The parties stipulated that plaintiffs will not seek to certify a class with respect to the claims brought under § 11 and § 15 of the Securities Act of 1933 in this action or otherwise.

The amended complaint purports to assert claims under the Federal securities laws, on behalf of all persons who purchased or otherwise acquired our securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with our collection, sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we, and other defendants, filed a motion to dismiss the complaint. On March 19, 2004, the Court granted in part, and denied in part the defendants’ motion to dismiss the complaint. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. On February 28, 2006, the Court also dismissed all alleged § 10 claims that arose prior to July 30, 1999, shortening the class period by 22 months. The bulk of fact discovery concluded on January 31, 2007. Expert discovery is expected to conclude on December 21, 2007. Separately, one of the defendants, Arthur Andersen LLP, entered into a settlement of the claims against Arthur Andersen. This settlement received Court approval in April 2006. At this time we are unable to quantify the potential impact from this action, if any.

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

HSBC Finance Corporation
(Registrant)

/s/  Beverley A. Sibblies
Beverley A. Sibblies
Senior Vice President and
Chief Financial Officer

Date: July 30, 2007

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