Form 10-Q
period 2007-09-30
HSBC Finance Corp
filed 2007-11-14
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR

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

As of November 8, 2007, there were 57 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
	Statement of Income (Loss)	3
	Balance Sheet	4
	Statement of Changes in Shareholders’ Equity	5
	Statement of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Forward-Looking Statements	29
	Executive Overview	29
	Basis of Reporting	37
	Receivables Review	44
	Results of Operations	47
	Segment Results – IFRS Management Basis	56
	Credit Quality	64
	Liquidity and Capital Resources	73
	Risk Management	77
	Reconciliations to GAAP Financial Measures	80
Item 4.	Controls and Procedures	81

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	81
Item 6.	Exhibits	83
Signature		84

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

	(in millions)

Finance and other interest income	$4,715	$4,535	$14,112	$12,933
Interest expense:
HSBC affiliates	223	283	674	609
Non-affiliates	1,809	1,650	5,457	4,709

Net interest income	2,683	2,602	7,981	7,615
Provision for credit losses	3,202	1,384	6,849	3,498

Net interest income (loss) after provision for credit losses	(519)	1,218	1,132	4,117

Other revenues:
Securitization related revenue	15	24	58	146
Insurance revenue	244	280	667	750
Investment income	34	31	92	99
Derivative (expense) income	(4)	68	(50)	118
Gain on debt designated at fair value and related derivatives	519	-	533	-
Fee income	660	542	1,862	1,353
Enhancement services revenue	167	129	465	382
Taxpayer financial services revenue	(27)	4	216	258
Gain on receivable sales to HSBC affiliates	94	101	298	283
Servicing and other fees from HSBC affiliates	133	121	398	355
Other (expense) income	(17)	34	(65)	186

Total other revenues	1,818	1,334	4,474	3,930

Costs and expenses:
Salaries and employee benefits	582	571	1,778	1,716
Sales incentives	54	94	184	272
Occupancy and equipment expenses	77	78	240	240
Other marketing expenses	162	197	602	546
Other servicing and administrative expenses	319	287	824	762
Support services from HSBC affiliates	300	261	884	783
Amortization of intangibles	63	63	189	206
Policyholders’ benefits	142	123	356	348
Goodwill impairment charge	881	-	881	-

Total costs and expenses	2,580	1,674	5,938	4,873

Income (loss) before income tax expense	(1,281)	878	(332)	3,174
Income tax expense (benefit)	(179)	327	166	1,167

Net income (loss)	$(1,102)	$551	$(498)	$2,007

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2007	2006

	(in millions,
	except share data)

Assets
Cash	$467	$871
Interest bearing deposits with banks	511	424
Securities purchased under agreements to resell	1,481	171
Securities	3,190	4,695
Receivables, net	151,055	157,386
Intangible assets, net	2,029	2,218
Goodwill	6,036	7,010
Properties and equipment, net	455	426
Real estate owned	977	670
Derivative financial assets	502	298
Other assets	6,034	5,049

Total assets	$172,737	$179,218

Liabilities
Debt:
Commercial paper, bank and other borrowings	$9,477	$11,055
Due to affiliates	14,602	15,172
Long term debt (with original maturities over one year, including $32.9 billion at September 30, 2007 and $0 at December 31, 2006 carried at fair value)	125,430	127,590

Total debt	149,509	153,817

Insurance policy and claim reserves	1,004	1,319
Derivative related liabilities	39	6
Liability for pension benefits	370	355
Other liabilities	3,503	3,631

Total liabilities	154,425	159,128
Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 56 shares issued	-	-
Additional paid-in capital	17,470	17,279
Retained earnings	115	1,877
Accumulated other comprehensive income	152	359

Total common shareholder’s equity	17,737	19,515

Total liabilities and shareholders’ equity	$172,737	$179,218

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30,	2007	2006

	(in millions)

Preferred stock
Balance at beginning and end of period	$575	$575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$17,279	$17,145
Capital contribution from parent company	200	-
Employee benefit plans, including transfers and other	(9)	(28)

Balance at end of period	$17,470	$17,117

Retained earnings
Balance at beginning of period	$1,877	$1,280
Adjustment to initially apply the fair value method of accounting under FASB Statement No. 159, net of tax	(542)	-
Net income (loss)	(498)	2,007
Cash dividend equivalents on HSBC’s Restricted Share Plan	(5)	-
Dividends:
Preferred stock	(27)	(27)
Common stock	(690)	(616)

Balance at end of period	$115	$2,644

Accumulated other comprehensive income (loss)
Balance at beginning of period	$359	$479
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	(293)	(238)
Securities available for sale and interest-only strip receivables	(2)	26
Foreign currency translation adjustments	88	150

Other comprehensive income (loss), net of tax	(207)	(62)

Balance at end of period	$152	$417

Total common shareholder’s equity	$17,737	$20,178

Comprehensive income(loss)
Net income (loss)	$(498)	$2,007
Other comprehensive income (loss)	(207)	(62)

Comprehensive income(loss)	$(705)	$1,945

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

STATEMENT OF CASH FLOWS

Nine months ended September 30,	2007	2006

	(in millions)

Cash flows from operating activities
Net income (loss)	$(498)	$2,007
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on receivable sales to HSBC affiliates	(298)	(283)
Loss on real estate secured loan sales to third parties	20	-
Provision for credit losses	6,849	3,498
Insurance policy and claim reserves	(58)	(168)
Depreciation and amortization	256	295
Change in mark-to-market on debt designated at fair value and related derivatives	(776)	-
Gain on sale of MasterCard Class B shares	(115)	-
Mortage Services goodwill impairment charge	881	-
Net change in other assets	(396)	26
Net change in other liabilities	(275)	161
Net change in loans held for sale	1,409	751
Net change in debt designated at fair value and derivative related assets and liabilities	2,065	64
Excess tax benefits from share-based compensation arrangements	(8)	(17)
Other, net	803	283

Net cash provided by operating activities	9,859	6,617

Cash flows from investing activities
Securities:
Purchased	(892)	(1,587)
Matured	699	1,039
Sold	95	136
Net change in short-term securities available for sale	1,220	(323)
Net change in securities purchased under agreements to resell	(1,310)	77
Net change in interest bearing deposits with banks	(187)	16
Receivables:
Originations, net of collections	(3,837)	(20,537)
Purchases and related premiums	(210)	(702)
Cash received in portfolio sales to third parties	2,147	-
Cash received in sale of MasterCard Class B shares	17	-
Cash received in sale of U.K. credit card business	-	90
Properties and equipment:
Purchases	(99)	(68)
Sales	2	19

Net cash provided by (used in) investing activities	(2,355)	(21,840)

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	(1,652)	(255)
Net change in due to affiliates	(713)	(1,113)
Long term debt issued	16,265	30,655
Long term debt retired	(21,235)	(13,853)
Redemption of company obligated mandatorily redeemable preferred securities of subsidiary trusts	-	(206)
Insurance:
Policyholders’ benefits paid	(221)	(206)
Cash received from policyholders	165	295
Capital contribution from parent	200	-
Shareholders’ dividends	(717)	(643)
Excess tax benefits from share-based compensation arrangements	8	17

Net cash provided by (used in) financing activities	(7,900)	14,691

Effect of exchange rate changes on cash	(8)	12

Net change in cash	(404)	(520)
Cash at beginning of period	871	903

Cash at end of period	$467	$383

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

2.	Disposal Activities

Beginning in 2006 and continuing in 2007, we have completed several specific strategic reviews to ensure that our operations and product offerings continue to provide our customers with the most value-added products and maximize risk adjusted returns to HSBC. When coupled with the unprecedented developments in the mortgage industry in recent months, we have taken specific actions which we believe are in the best interests of our stakeholders and will best position us for long-term success.

In the first quarter of 2007, we entered into a non-binding agreement to sell the capital stock of our U.K. insurance operations (“U.K. Insurance Operations”) to a third party for cash. The sales price is determined, in part, based on the actual net book value of the assets sold at the time the sale is closed. The agreement also provides for the purchaser to distribute insurance products through our U.K. branch network for which we will receive commission revenue. The sale was completed November 1, 2007. In the first quarter of 2007, we began to report the U.K. Insurance Operations as “Held for Sale.” At September 30, 2007, we continue to classify the U.K. Insurance Operations as “Held for Sale” and have combined assets of $442 million and liabilities of $217 million related to the U.K. Insurance Operations separately in our consolidated balance sheet within other assets and other liabilities. Our U.K. Insurance Operations are reported in the International Segment. As our carrying value for the U.K. Insurance Operations, including allocated goodwill, was more than the estimated sales price, we recorded an adjustment of $31 million during the three months ended March 31, 2007 as a component of total costs and expenses to record our investment in these operations at the lower of cost or market. No additional adjustment was determined to be necessary during the three months ended June 30, 2007 or September 30, 2007. At September 30, 2007, the assets consisted primarily of investments of $462 million, unearned credit insurance premiums and claim reserves on consumer receivables of $(113) million and goodwill of $73 million. The liabilities consist primarily of insurance reserves which totaled $210 million at September 30, 2007. The purchaser will assume all the liabilities of the U.K. Insurance Operations as a result of this transaction, subject to certain indemnification rights that will continue to reside with us. Due to our continuing involvement as discussed above, this transaction did not meet the discontinued operation reporting requirements contained in SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

Our Mortgage Services business, which is part of our Consumer Segment, has historically purchased non-conforming first and second lien real estate secured loans from a network of unaffiliated third party lenders (i.e. correspondents) based on our underwriting standards. Our Mortgage Services business has included the operations of Decision One Mortgage Company (“Decision One”) which has historically originated mortgage loans sourced by independent mortgage brokers and sold such loans to secondary market purchasers, including Mortgage Services. Earlier in 2007, we

HSBC Finance Corporation

decided to discontinue the correspondent channel acquisitions of our Mortgage Services business and to limit Decision One’s activities to the origination of loans solely for resale to the secondary market operations of our affiliates. As a result of the decision to discontinue correspondent channel acquisitions, during the nine months ended September 30, 2007, we recorded $5 million (pre-tax) of severance costs, which are included as a component of Salaries and employee benefits in the consolidated statement of income (loss). These severance costs have been fully paid to the affected employees and no further costs resulting from this decision are anticipated.

In recent months, the unprecedented developments in the mortgage lending industry have resulted in a marked reduction in the secondary market demand for subprime loans. Management has concluded that a recovery of a secondary market for subprime loans is uncertain and at a minimum cannot be expected to stabilize in the near term. As a result of the continuing deterioration in the subprime mortgage lending industry, in September 2007, we announced that our Decision One operations would cease. The impact of the decision to close our Decision One operations, when coupled with the previous decisions related to discontinuing correspondent channel acquisitions resulted in the impairment of the goodwill allocated to the Mortgage Services business. As a result, we have recorded a goodwill impairment charge of $881 million in the third quarter of 2007 which represents all of the goodwill previously allocated to the Mortgage Services business. We are currently evaluating the ongoing usefulness of the fixed assets associated with our Decision One operations. In the event we are unable to use these assets elsewhere in our operations, there could be as much as a $16 million non-cash charge relating to these fixed assets in the fourth quarter of 2007. Additionally, as a result of the decision to terminate the Decision One operations, we currently anticipate we will incur closure costs of up to $86 million (pre-tax) related to one-time termination and other employee benefits, lease termination and associated costs and other miscellaneous expenses. Of this amount, $10 million (pre-tax) of one-time termination and employee benefit costs, which are included as a component of Salaries and employee benefits in the consolidated statement of income (loss), was recorded in the third quarter of 2007 and will be paid to employees in future periods. While our entire Mortgage Services business is currently operating in a run-off mode, we have not reported this business as a discontinued operation consistent with the reporting guidance contained in EITF Topic D-104.

Additionally in the third quarter of 2007, we decided to close our loan underwriting, processing and collections center in Carmel, Indiana (the “Carmel Facility”) to optimize our facility and staffing capacity given the overall reductions in business volumes. The Carmel Facility provided loan underwriting, processing and collection activities for the operations of our Consumer Lending and Mortgage Services business, both of which are included in our Consumer Segment. As a result of the decision to close the Carmel Facility, we recorded $5 million (pre-tax) of severance costs in the three months ended September 30, 2007, which are included as a component of Salaries and employee benefits in the consolidated statement of income (loss), and will be paid to employees in future periods.

HSBC Finance Corporation

3.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2007	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,220	$7	$(43)	$2,184
Money market funds	200	-	-	200
U.S. government sponsored enterprises(1)	257	1	(2)	256
U.S. government and Federal agency debt securities	37	-	-	37
Non-government mortgage backed securities	217	-	(1)	216
Other	267	1	(3)	265

Subtotal	3,198	9	(49)	3,158
Accrued investment income	32	-	-	32

Securities	$3,230	$9	$(49)	$3,190

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,530	$11	$(40)	$2,501
Money market funds	1,051	-	-	1,051
U.S. government sponsored enterprises(1)	369	1	(3)	367
U.S. government and Federal agency debt securities	43	-	(1)	42
Non-government mortgage backed securities	271	-	-	271
Other	428	-	(3)	425

Subtotal	4,692	12	(47)	4,657
Accrued investment income	38	-	-	38

Securities	$4,730	$12	$(47)	$4,695

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

Money market funds included $854 million at December 31, 2006 which are restricted for the sole purpose of paying down certain secured financings at the established payment date. There were no restricted money market funds at September 30, 2007.

The decrease in securities available for sale at September 30, 2007 is due to the reclassification to other assets of approximately $462 million of securities related to the U.K. Insurance Operations which at September 30, 2007 are classified as “Held for Sale,” and included within other assets, as well as the use of $854 million in money market funds to pay down secured financings during the nine months ended September 30, 2007. A summary of gross

HSBC Finance Corporation

unrealized losses and related fair values as of September 30, 2007 and December 31, 2006, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
September 30, 2007	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

Corporate debt securities	185	$(15)	$552	413	$(28)	$945
U.S. government sponsored enterprises	28	-	68	32	(2)	67
U.S. government and Federal agency debt securities	5	- (1)	21	8	- (1)	11
Non-government mortgage backed securities	17	(1)	96	6	-	5
Other	35	(2)	94	35	(1)	102

	Less Than One Year				Greater Than One Year
	Number	Gross		Aggregate	Number	Gross	Aggregate
	of	Unrealized		Fair Value of	of	Unrealized	Fair Value of
December 31, 2006	Securities	Losses		Investments	Securities	Losses	Investments

	(dollars are in millions)

Corporate debt securities	133		$(6)	$465	511	$(34)	$1,178
U.S. government sponsored enterprises	30	-	(1)	101	43	(3)	149
U.S. government and Federal agency debt securities	8	-	(1)	21	20	(1)	16
Non-government mortgage backed securities	10	-	(1)	60	9	-	7
Other	16	-	(1)	57	52	(3)	173

(1)	Less than $500 thousand.

The gross unrealized losses on our securities available for sale have remained stable during the first nine months of 2007 as decreases in interest rates during the year were offset by the impact of wider credit spreads. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the par value of the investment. Since substantially all of these securities are rated A- or better, and because we have the ability and intent to hold these investments until maturity or a market price recovery, these securities are not considered other-than-temporarily impaired.

HSBC Finance Corporation

4.	Receivables

Receivables consisted of the following:

	September 30,	December 31,
	2007	2006

	(in millions)

Real estate secured	$91,162	$97,884
Auto finance	13,128	12,504
Credit card	29,103	27,714
Private label	2,768	2,509
Personal non-credit card	21,289	21,367
Commercial and other	148	181

Total receivables	157,598	162,159
HSBC acquisition purchase accounting fair value adjustments	(64)	(60)
Accrued finance charges	2,421	2,228
Credit loss reserve for receivables	(8,634)	(6,587)
Unearned credit insurance premiums and claims reserves	(296)	(412)
Interest-only strip receivables	7	6
Amounts due and deferred from receivable sales	23	51

Total receivables, net	$151,055	$157,386

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value on March 28, 2003, the date we were acquired by HSBC.

Loans held for sale to external parties by Decision One totaled $289 million at September 30, 2007 and $1.7 billion at December 31, 2006. Our Consumer Lending business had loans held for sale totaling $8 million at September 30, 2007 and $32 million at December 31, 2006 relating to its subsidiary, Solstice Capital Group Inc. (“Solstice”). Additionally, our Canada business had loans held for sale at September 30, 2007 totaling $35 million. Loans held for sale are included in receivables and carried at the lower of cost or market.

In November 2006, we acquired $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) a division of KeyBank, N.A. and on December 1, 2005 we acquired $5.3 billion of credit card receivables as part of our acquisition of Metris Companies Inc. (“Metris”). The receivables acquired were subject to the requirements of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) to the extent there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected and in the case of Metris, that the associated line of credit had been closed.

The carrying amount of Champion real estate secured receivables subject to the requirements of SOP 03-3 was $79 million at September 30, 2007 and $116 million at December 31, 2006 and is included in the real estate secured receivables in the table above. The outstanding contractual balance of these receivables was $101 million at September 30, 2007 and $143 million at December 31, 2006. At September 30, 2007 and December 31, 2006, no credit loss reserve for the portions of the acquired receivables subject to SOP 03-3 had been established as there had been no decrease to the expected future cash flows since the acquisition. During the nine months ended September 30, 2007, there was a reclassification to accretable yield from non-accretable difference representing an increase to the estimated cash flows to be collected on the underlying Champion portfolio.

The carrying amount of the Metris receivables which were subject to SOP 03-3 was $126 million as of September 30, 2007 and $223 million at December 31, 2006 and is included in the credit card receivables in the table above. The outstanding contractual balance of these receivables was $189 million at September 30, 2007 and $334 million at December 31, 2006. At September 30, 2007 and December 31, 2006, no credit loss reserve for

HSBC Finance Corporation

the acquired receivables subject to SOP 03-3 had been established as there had been no decrease to the expected future cash flows since the acquisition. During the nine months ended September 30, 2007 and September 30, 2006 there were reclassifications to accretable yield from non-accretable difference representing an increase to the estimated cash flows to be collected on the underlying Metris portfolio.

The following summarizes the accretable yield on Metris and Champion receivables at September 30, 2007 and September 30, 2006:

Nine months ended September 30,	2007	2006

	(in millions)

Accretable yield beginning of period	$(76)	$(122)
Accretable yield amortized to interest income during the period	39	86
Reclassification from non-accretable difference	(7)	(35)

Accretable yield at end of period	$(44)	$(71)

Real estate secured receivables are comprised of the following:

	September 30,	December 31,
	2007	2006

	(in millions)

Real estate secured:
Closed-end:
First lien	$73,158	$78,023
Second lien	14,213	15,091
Revolving:
First lien	473	556
Second lien	3,318	4,214

Total real estate secured receivables	$91,162	$97,884

We generally serve non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. As a result, the majority of our secured receivables have a high loan-to-value ratio. Prior to our decision to cease operations, our Decision One mortgage operation offered, among other products, interest-only loans largely for resale, which beginning in 2007 were sold solely to HSBC Bank USA to support the secondary market activities of our affiliates. Interest-only loans historically originated by our Consumer Lending business or acquired by our correspondent channel are no longer offered. Our Solstice subsidiary also offers interest-only loans for resale to third parties. Interest-only loans allow customers to pay the interest only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required. At September 2007, the outstanding balance of our interest-only loans was $4.7 billion, or 3 percent of receivables. At December 31, 2006, the outstanding balance of our interest-only loans was $6.7 billion, or 4 percent of receivables.

Through the third quarter of 2007, we also offered adjustable rate mortgage (“ARM”) loans under which pricing adjusts on the receivable in line with market movements, in some cases, following an introductory fixed rate period. At September 30, 2007, we had approximately $20.3 billion in adjustable rate mortgage loans at our Consumer Lending and Mortgage Services businesses. At December 31, 2006, we had approximately $29.8 billion in adjustable rate mortgage loans at our Consumer Lending and Mortgage Services businesses. The majority of our adjustable rate mortgages were acquired from correspondent lenders of our Mortgage Services business. In the first quarter of 2007, we discontinued correspondent channel acquisitions subject to fulfilling earlier commitments. Consequently, the percentage of adjustable rate real estate secured receivables will decrease significantly over time. In the fourth quarter of 2007 and throughout 2008, approximately $3.0 billion and $3.9 billion, respectively, of our

HSBC Finance Corporation

adjustable rate mortgage loans will experience their first interest rate reset based on receivable levels outstanding at September 30, 2007. In addition, our analysis indicates that a significant portion of the second lien mortgages in our Mortgage Services portfolio at September 30, 2007 are subordinated to first lien adjustable rate mortgages that will face a rate reset between now and 2009. As interest rates have risen over the last three years, many adjustable rate loans are expected to require a significantly higher monthly payment following their first adjustment. A customer’s financial situation at the time of the interest rate reset could affect our customer’s ability to repay the loan after the adjustment.

As part of our risk mitigation efforts relating to the affected components of the Mortgage Services portfolio, in October 2006 we established a new program specifically designed to meet the needs of select customers with ARMs. We are proactively writing and calling customers who have adjustable rate mortgage loans nearing the first reset that we expect will be the most impacted by a rate adjustment. Through a variety of means, we are assessing their ability to make the adjusted payment and, as appropriate and in accordance with defined policies, are modifying the loans in most instances by delaying the first interest rate adjustment for twelve months, allowing time for the customer to seek alternative financing or improve their individual situation. Since the inception of this program we have made more than 31,000 outbound contacts and modified more than 8,000 loans with an aggregate balance of $1.2 billion. These loans are not reflected in the interest rate reset volumes discussed in the preceding paragraph. Unless these customers who have benefited from a loan modification are able to obtain other financing, these loans will also be subject to an interest rate reset at the end of the modification period.

During 2006 and 2005 we increased our portfolio of stated income loans. Stated income loans are underwritten based on the loan applicant’s representation of annual income which is not verified by receipt of supporting documentation and, accordingly, carry a higher risk of default if the customer has not accurately reported their income. Prior to our decision to cease operations of Decision One, it offered stated income loans which, beginning in 2007, were sold solely to HSBC Bank USA to support the secondary market activities of our affiliates. The outstanding balance of stated income loans in our real estate secured portfolio was $8.7 billion at September 30, 2007 and $11.8 billion at December 31, 2006.

On June 29, 2007, the Federal Financial Regulatory Agencies (the “Agencies”) issued a final statement on subprime mortgage lending which reiterates many of the principles addressed in the existing guidance relating to risk management practices and consumer protection laws involving adjustable rate mortgage products and the underwriting process on stated income and interest-only loans. We will be fully compliant with this statement by December 31, 2007. The impact of this statement will be immaterial on our operations.

Receivables serviced with limited recourse consisted of the following:

	September 30,	December 31,
	2007	2006

	(in millions)

Auto finance	$79	$271
Credit card	500	500
Personal non-credit card	-	178

Total	$579	$949

HSBC Finance Corporation

5.	Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

	(in millions)

Credit loss reserves at beginning of period	$7,157	$4,649	$6,587	$4,521
Provision for credit losses	3,202	1,384	6,849	3,498
Charge-offs	(1,948)	(1,333)	(5,468)	(3,620)
Recoveries	208	195	653	474
Other, net	15	(10)	13	12

Credit loss reserves at end of period	$8,634	$4,885	$8,634	$4,885

Our provision for credit losses increased markedly during both periods. Further analysis of credit quality and credit loss reserves and our credit loss reserve methodology are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the captions “Executive Overview,” “Results of Operations,“and “Credit Quality.”

6.	Intangible Assets

Intangible assets consisted of the following:

		Accumulated	Carrying
	Gross	Amortization	Value

	(in millions)

September 30, 2007
Purchased credit card relationships and related programs	$1,736	$682	$1,054
Retail services merchant relationships	270	243	27
Other loan related relationships	333	161	172
Trade names	717	13	704
Technology, customer lists and other contracts	282	210	72

Total	$3,338	$1,309	$2,029

December 31, 2006
Purchased credit card relationships and related programs	$1,736	$580	$1,156
Retail services merchant relationships	270	203	67
Other loan related relationships	333	135	198
Trade names	717	13	704
Technology, customer lists and other contracts	282	189	93

Total	$3,338	$1,120	$2,218

HSBC Finance Corporation

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,

(in millions)

2007	$253
2008	211
2009	198
2010	169
2011	169
Thereafter	352

During the third quarter of 2007, we completed our annual impairment test of intangible assets. As a result of our testing, we determined that the fair value of each intangible asset exceeded its carrying value. Therefore, we have concluded that none of our intangible assets are impaired.

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

Changes in the carrying amount of goodwill are as follows:

	2007	2006

	(in millions)

Balance at January 1,	$7,010	$7,003
Adjustment to Metris purchase price	-	25
Goodwill allocated to U.K. Insurance Operations reclassified to “Held for Sale”	(73)	-
Goodwill impairment related to the Mortgage Services business	(881)	-
Goodwill allocated to our European Operations sold to HBEU	-	(13)
Change in estimate of the tax basis of assets and liabilities recorded in the HSBC acquisition	(60)	(8)
Change in estimate of the tax basis of assets and liabilities recorded in the Metris acquisition	-	(8)
Impact of foreign exchange rates	40	39

Balance at September 30,	$6,036	$7,038

During the third quarter of 2007, we completed our annual impairment test of goodwill. For purposes of this test, we assign the goodwill to our reporting units (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”). As discussed in Note 2, “Disposal Activities”, in the third quarter of 2007 we recorded a goodwill impairment charge of $881 million which represents all of the goodwill allocated to our Mortgage Services business. With the exception of our Mortgage Services business, the fair value of each of the reporting units to which goodwill was assigned exceeded its carrying value including goodwill. Therefore, we have concluded that none of the remaining goodwill is impaired. Goodwill is reviewed for impairment in interim periods if the circumstances indicate that the carrying amount assigned to a reporting unit may not be recoverable.

8.	Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax

HSBC Finance Corporation

return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a significant impact on our financial results and did not result in a cumulative effect adjustment to the January 1, 2007 balance of retained earnings. The adoption resulted in the reclassification of $65 million of deferred tax liability to current tax liability to account for uncertainty in the timing of tax benefits as well as the reclassification of $141 million of deferred tax asset to current tax asset to account for highly certain pending adjustments in the timing of tax benefits. The total amount of unrecognized tax benefits was $273 million at January 1, 2007 and $217 million at September 30, 2007. The state tax portion of these amounts is reflected gross and not reduced by the federal tax effect. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $70 million at January 1, 2007 and $87 million at September 30, 2007.

We remain subject to Federal income tax examination for years 1998 and forward and State income tax examinations for years 1996 and forward. The Company does not anticipate that any significant tax positions have a reasonable possibility of being effectively settled within the next twelve months.

It is our policy to recognize interest accrued related to unrecognized tax benefits in costs and expenses as a component of Other servicing and administrative expenses in the consolidated statement of income (loss). As of January 1, 2007, we had accrued $67 million for the payment of interest associated with uncertain tax positions. During the nine months ended September 30, 2007, we reduced our accrual for the payment of interest associated with uncertain tax positions by $2 million.

Effective tax rates are analyzed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Statutory Federal income tax rate	(35.0)%	35.0%	(35.0)%	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(.7)	1.7	2.2	1.7
Non-deductible goodwill	21.9	-	84.7	-
Tax on sales of leveraged leases	-	-	6.5	-
Low income housing and other tax credits	(1.2)	(2.3)	(14.4)	(1.9)
Effects of foreign operations	.7	2.0	7.9	.8
Tax exempt income	(.3)	(.2)	(3.0)	(.2)
Other	.7	1.0	1.3	1.4

Effective tax rate	(13.9)%	37.2%	50.2%	36.8%

The effective tax rate for the three and nine month periods ended September 30, 2007 was significantly impacted by the non-tax deductible reduction for substantially all of the goodwill related to the Mortgage Services business. Additionally, the effective tax rate for the nine month period ended September 30, 2007 was also impacted by the acceleration of tax from sales of leveraged leases. The percentage impact of the reconciling items is larger in the nine month period ended September 30, 2007 as a result of the significantly lower pre-tax loss in the year-to-date period. In addition to the above items, the effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits, including low income housing.

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

	September 30,	December 31,
	2007	2006

	(in millions)

Assets, (Liabilities) and Equity:
Derivative financial assets (liability), net	$478	$234
Affiliate preferred stock received in sale of U.K. credit card business(1)	305	294
Other assets	655	528
Due to affiliates	(14,602)	(15,172)
Other liabilities	(318)	(506)
Premium on sale of European Operations in 2006 to an affiliate recorded as an increase to additional paid in capital	-	13

(1)	Balance may fluctuate between periods due to foreign currency exchange rate impact.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

	(in millions)

Income/(Expense):
Interest expense on borrowings from HSBC and subsidiaries	$(223)	$(283)	$(674)	$(609)
Interest income on advances to HSBC affiliates	9	7	24	18
HSBC Bank USA, National Association (“HSBC Bank USA”):
Real estate secured servicing, sourcing, underwriting and pricing revenues	3	3	7	9
Gain on daily sale of domestic private label receivable originations	94	92	272	257
Gain on daily sale of credit card receivables	16	9	42	26
Loss on sale of real estate secured receivables	(16)	-	(16)	-
Taxpayer financial services loan origination and other fees	-	-	(19)	(17)
Domestic private label receivable servicing and related fees	101	99	300	292
Other servicing, processing, origination and support revenues	21	13	70	34
Support services from HSBC affiliates	(300)	(261)	(884)	(783)
HSBC Technology and Services (USA) Inc. (“HTSU”):
Rental revenue	12	11	36	34
Administrative services revenue	4	2	10	8
Servicing and other fees from other HSBC affiliates	4	4	11	12
Stock based compensation expense with HSBC	(25)	(20)	(85)	(59)

The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $92.4 billion at September 30, 2007 and $82.8 billion at December 31, 2006. When the fair value of our agreements with affiliate counterparties requires the posting of collateral by the affiliate, it is provided in the form of cash and recorded on our balance sheet, consistent with third party arrangements. The level of the fair value of our agreements with affiliate counterparties above which collateral is required to be posted is $75 million. At September 30, 2007, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $2.8 billion which is offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative related assets. At December 31, 2006, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $1.0 billion which is offset against the fair value amount recognized for derivative instruments that

HSBC Finance Corporation

have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative related assets.

We had extended a line of credit of $2 billion to HSBC USA Inc. which expired in July of 2006 and was not renewed. Annual commitment fees associated with this line of credit were recorded in interest income and reflected as Interest income on advances to HSBC affiliates in the table above.

We have extended a revolving line of credit to HTSU, which was increased to $.6 billion on January 5, 2007. The balance outstanding under this line of credit was $.6 billion at September 30, 2007 and $.5 billion at December 31, 2006 and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as Interest income on advances to HSBC affiliates in the table above.

We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $2.3 billion. There are no balances outstanding under any of these lines of credit at either September 30, 2007 or December 31, 2006.

Due to affiliates includes amounts owed to subsidiaries of HSBC (other than preferred stock).

At September 30, 2007 and December 31, 2006, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.7 billion from HSBC Bank plc (“HBEU”) to fund our operations in the U.K. As of September 30, 2007, $3.9 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. As of December 31, 2006, $4.3 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. Annual commitment fee requirements to support availability of these lines are included as a component of Interest expense on borrowings from HSBC and subsidiaries.

In the nine months ended September 30, 2007, we sold approximately $646 million of real estate secured receivables originated by our subsidiary, Decision One, to HSBC Bank USA. We recorded a pre-tax loss on these sales of $16 million in the year-to-date period. In the fourth quarter of 2006 we sold approximately $669 million of real estate secured receivables originated by our subsidiary, Decision One, to HSBC Bank USA and recorded a pre-tax gain of $17 million on the sale. Each of these sales was effected as part of our then current strategy to originate loans through Decision One for sale and securitization through the secondary mortgage market operations of our affiliates. Decision One has since ceased origination operations.

In the second quarter of 2007, we sold $2.2 billion of loans from the Mortgage Services portfolio to third parties. HSBC Markets (USA) Inc., a related HSBC entity, assisted in the transaction by soliciting interest and placing the loans with interested third parties. Fees paid for these services totaled $4 million and were included as a component of the approximately $20 million loss realized on the sale of this loan portfolio.

In the third quarter of 2007, we sold a portion of our MasterCard Class B share portfolio to third parties. HSBC Bank USA assisted with one of the transactions by placing shares with interested third parties. Fees paid to HSBC Bank USA related to this sale were $2 million and were included as a component of the approximately $115 million net gain realized on the sale of these shares.

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

In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables, the associated cardholder relationships and the related retained interests in securitized credit card receivables to HBEU for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative

HSBC Finance Corporation

analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above, the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and related leaseholds and call center employees to provide customer continuity after the transfer as well as to allow HBEU direct ownership and control of origination and customer service. We have retained the collection operations related to the credit card operations and have entered into a service level agreement for a period of not less than two years to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations to HBEU for a fee. We received $8 million during the three months ended September 30, 2007 and $24 million during the nine months ended September 30, 2007 under this service level agreement. We received $6 million during the three months ended September 30, 2006 and $17 million during the nine months ended September 30, 2006 under this service level agreement. Additionally, the management teams of HBEU and our remaining U.K. operations are jointly involved in decision making involving card marketing to ensure that growth objectives are met for both businesses. Because the sale of this business was between affiliates under common control, the premium received in excess of the book value of the assets transferred of $182 million, including the goodwill assigned to this business, was recorded as an increase to additional paid-in capital and was not included in earnings.

In December 2004, we sold our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business), including the retained interests associated with our securitized domestic private label receivables to HSBC Bank USA for $12.4 billion. We continue to service the sold private label receivables and receive servicing and related fee income from HSBC Bank USA for these services. As of September 30, 2007, we were servicing $18.0 billion of domestic private label receivables for HSBC Bank USA and as of December 31, 2006, we were servicing $18.1 billion of domestic private label receivables for HSBC Bank USA. We received servicing and related fee income from HSBC Bank USA of $101 million during the three months ended September 30, 2007 and $300 million during the nine months ended September 30, 2007. We received servicing and related fee income from HSBC Bank USA of $99 million during the three months ended September 30, 2006 and $292 million during the nine months ended September 30, 2006. Servicing and related fee income is reflected as Domestic private label receivable servicing and related fees in the table above. We continue to maintain the related customer account relationships and, therefore, sell new domestic private label receivable originations (excluding retail sales contracts) to HSBC Bank USA on a daily basis. We sold $15.9 billion of private label receivables to HSBC Bank USA during the nine months ended September 30, 2007 and $15.2 billion during the nine months ended September 30, 2006. The gains associated with the sale of these receivables are reflected in the table above and are recorded in Gain on daily sale of domestic private label receivable originations.

In 2003 and 2004, we sold a total of approximately $3.7 billion of real estate secured receivables from our Mortgage Services business to HSBC Bank USA. Under a separate servicing agreement, we service all real estate secured receivables sold to HSBC Bank USA including loans purchased from correspondent lenders prior to September 1, 2005. As of September 30, 2007, we were servicing $2.6 billion of real estate secured receivables for HSBC Bank USA. The fee revenue associated with these receivables is recorded in servicing fees from HSBC affiliates and is reflected as Real estate secured servicing, sourcing, underwriting and pricing revenues in the above table.

Under various service level agreements, we also provide other services to HSBC Bank USA. These services include credit card servicing and processing activities through our Credit Card Services business, loan servicing through our Auto Finance business and other operational and administrative support. Fees received for these services are reported as servicing fees from HSBC affiliates and are reflected as Other servicing, processing, origination and support revenues in the table above. Additionally, HSBC Bank USA services certain real estate secured loans on our behalf. Fees paid for these services are reported as support services from HSBC affiliates and are reflected as Support services from HSBC affiliates, in the table above.

We currently use an HSBC affiliate located outside of the United States to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. We incurred costs related to these services of $38 million during the three months ended September 30, 2007 and

HSBC Finance Corporation

$115 million in the year-to-date period. We incurred costs related to these services of $26 million during the three months ended September 30, 2006 and $70 million in the nine months ended September 30, 2006. The expenses related to these services are included as a component of Support services from HSBC affiliates in the table above.

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

Since October 1, 2004, HSBC Bank USA has served as an originating lender for loans initiated by our Taxpayer Financial Services business for clients of various third party tax preparers. Starting on January 1, 2007, HSBC Trust Company (Delaware), N.A. (“HTCD”) also began to serve as an originating lender for these loans. We purchase the loans originated by HSBC Bank USA and HTCD daily for a fee. Origination fees paid for these loans totaled $19 million during the nine months ended September 30, 2007 and $17 million during the nine months ended September 30, 2006. These origination fees are included as an offset to taxpayer financial services revenue and are reflected as Taxpayer financial services loan origination and other fees in the above table.

On July 1, 2004, HSBC Bank Nevada, National Association (“HBNV”), formerly known as Household Bank (SB), N.A., purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA for approximately $99 million, which are included in intangible assets. The receivables continue to be owned by HSBC Bank USA. We service these receivables for HSBC Bank USA and receive servicing and related fee income from HSBC Bank USA. As of September 30, 2007 we were servicing $1.0 billion of credit card receivables for HSBC Bank USA. Originations of new accounts and receivables are made by HBNV and new receivables are sold daily to HSBC Bank USA. We sold $2.0 billion of credit card receivables to HSBC Bank USA during the nine months ended September 30, 2007 and $1.7 billion during the nine months ended September 30, 2006. The gains associated with the sale of these receivables are reflected in the table above and are recorded in Gain on daily sale of credit card receivables.

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

In addition, we utilize HSBC Markets (USA) Inc., a related HSBC entity, to lead manage the underwriting of a majority of our ongoing debt issuances. Fees paid for such services totaled approximately $1 million during the three months ended September 30, 2007 and $12 million during the nine months ended September 30, 2007. Fees paid for such services totaled approximately $12 million during the three months ended September 30, 2006 and $34 million during the nine months ended September 30, 2006. For debt not accounted for under the fair value option, these fees are amortized over the life of the related debt.

HSBC Finance Corporation

Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan sponsored by HSBC North America. See Note 10, “Pension and Other Postretirement Benefits,” for additional information on this pension plan.

Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans was $25 million during the three months ended September 30, 2007 and $85 million during the nine months ended September 30, 2007. Our share of the expense of these plans was $20 million during the three months ended September 30, 2006 and $59 million for the nine months ended September 30, 2006. These expenses are recorded in salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC.

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

The components of pension expense for the domestic defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America pension plan which has been allocated to HSBC Finance Corporation:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

	(in millions)

Service cost – benefits earned during the period	$12	$13	$38	$39
Interest cost	17	15	49	45
Expected return on assets	(21)	(18)	(63)	(58)
Recognized losses	2	3	4	9

Net periodic benefit cost	$10	$13	$28	$35

We sponsor various additional defined benefit pension plans for our foreign based employees. Pension expense for our foreign defined benefit pension plans was $.9 million for the three months ended September 30, 2007 and $2.5 million for the nine months ended September 30, 2007. Pension expense for our foreign defined benefit pension plans was $.7 million for the three months ended September 30, 2006 and $2.0 million for the nine months ended September 30, 2006.

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

	(in millions)

Service cost – benefits earned during the period	$2	$1	$4	$3
Interest cost	3	4	10	12
Expected return on assets	-	-	-	-
Recognized (gains) losses	(1)	-	(1)	-

Net periodic benefit cost	$4	$5	$13	$15

HSBC Finance Corporation

11.	Business Segments

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

In May 2007, we decided to integrate our Retail Services and Credit Card Services businesses. Combining Retail Services with Credit Card Services enhances our ability to provide a single credit card and private label solution for the market place. We are currently evaluating the impact this integration will have on our financial reporting in the future, including segment reporting. There have been no changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the presentation in our 2006 Form 10-K.

Our segment results are presented on an International Financial Reporting Standards (“IFRSs”) management basis (a non-U.S. GAAP financial measure) (“IFRS Management Basis”) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are made almost exclusively on an IFRS Management Basis since we report results to our parent, HSBC, who prepares its consolidated financial statements in accordance with IFRSs. IFRS Management Basis results are IFRSs results adjusted to assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis.

Fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure.

(1)  MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

HSBC Finance Corporation

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

							IFRS
							Management
		Credit			Adjustments/		Basis	Management		IFRS	U.S. GAAP
		Card	Inter-	All	Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Consumer	Services	national	Other	Items		Totals	Adjustments(4)	Adjustments(5)	ifications(6)	Totals

	(in millions)

Three months ended September 30, 2007
Net interest income	$2,145	$900	$219	$(188)	$-		$3,076	$(409)	$42	$(26)	$2,683
Other operating income (Total other revenues)	60	916	56	648	(84	)(1)	1,596	11	(70)	281	1,818
Loan impairment charges (Provision for credit losses)	2,585	764	128	-	1	(2)	3,478	(320)	41	3	3,202
Operating expenses (Total costs and expenses)	720	446	135	1,473 (7)	-		2,774	5	(451)	252	2,580
Net income (loss)	(686)	377	6	(1,088)	(54)		(1,445)	(60)	403	-	(1,102)
Customer loans (Receivables)	138,265	29,585	10,370	149	-		178,369	(20,633)	(138)	-	157,598
Assets	136,157	29,162	11,033	31,126	(8,204	)(3)	199,274	(20,059)	(5,604)	(874)	172,737
Intersegment revenues	76	3	6	(1)	(84	)(1)	-	-	-	-	-

Three months ended September 30, 2006
Net interest income	$2,187	$737	$207	$(259)	$-		$2,872	$(305)	$67	$(32)	$2,602
Other operating income (Total other revenues)	283	651	59	(32)	(75	)(1)	886	85	125	238	1,334
Loan impairment charges (Provision for credit losses)	1,034	393	135	1	1	(2)	1,564	(149)	(14)	(17)	1,384
Operating expenses (Total costs and expenses)	766	452	118	152	-		1,488	(8)	(29)	223	1,674
Net income (loss)	442	356	(5)	(303)	(48)		442	(45)	154	-	551
Customer loans (Receivables)	141,620	26,357	9,398	184	-		177,559	(20,391)	(128)	-	157,040
Assets	143,507	26,879	10,864	28,011	(8,197	)(3)	201,064	(20,762)	(4,690)	(1,708)	173,904
Intersegment revenues	61	6	9	(1)	(75	)(1)	-	-	-	-	-

Nine months ended September 30, 2007
Net interest income	$6,446	$2,548	$640	$(615)	$-		$9,019	$(1,047)	$68	$(59)	$7,981
Other operating income (Total other revenues)	425	2,369	151	1,160	(225	)(1)	3,880	86	(127)	635	4,474
Loan impairment charges (Provision for credit losses)	5,187	1,824	537	(1)	4	(2)	7,551	(712)	13	(3)	6,849
Operating expenses (Total costs and expenses)	2,227	1,423	405	1,759 (7)	-		5,814	-	(455)	579	5,938
Net income (loss)	(328)	1,050	(115)	(1,105)	(145)		(643)	(173)	318	-	(498)
Intersegment revenues	199	13	17	(4)	(225	)(1)	-	-	-	-	-

Nine months ended September 30, 2006
Net interest income	$6,558	$2,341	$618	$(721)	$-		$8,796	$(951)	$(135)	$(95)	$7,615
Other operating income (Total other revenues)	870	1,692	174	415	(219	)(1)	2,932	227	128	643	3,930
Loan impairment charges (Provision for credit losses)	2,478	970	363	(1)	4	(2)	3,814	(443)	160	(33)	3,498
Operating expenses (Total costs and expenses)	2,296	1,321	349	441	-		4,407	(16)	(99)	581	4,873
Net income (loss)	1,700	1,111	36	(476)	(141)		2,230	(182)	(41)	-	2,007
Intersegment revenues	181	16	25	(3)	(219	)(1)	-	-	-	-	-

(1)	Eliminates intersegment revenues.

HSBC Finance Corporation

(2)	Eliminates bad debt recovery sales between operating segments.

(3)	Eliminates investments in subsidiaries and intercompany borrowings.

(4)	Management Basis Adjustments represent the private label and real estate secured receivables transferred to HBUS.

(5)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(6)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

(7)	As discussed in Note 2, “Disposal Activities”, in the third quarter of 2007 we recorded a goodwill impairment charge of $1.3 billion on an IFRSs basis which represents the goodwill allocated to our Mortgage Services business.

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

Intangible assets and goodwill – Intangible assets under IFRSs are significantly lower than those under U.S. GAAP as the newly created intangibles associated with our acquisition by HSBC are reflected in goodwill for IFRSs which results in a higher goodwill balance under IFRSs. As a result, amortization of intangible assets is lower under IFRSs and the amount of goodwill allocated to our Mortgage Services business and written off during the third quarter of 2007 is greater under IFRSs.

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

HSBC Finance Corporation

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

Other – There are other less significant differences between IFRSs and U.S. GAAP relating to pension expense, severance and closure costs, changes in tax estimates and other miscellaneous items.

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

Long term debt (with original maturities over one year) of $125.5 billion at September 30, 2007, includes $32.9 billion of fixed rate debt accounted for under FVO. We did not elect FVO for $37.2 billion of fixed rate debt currently carried on our balance sheet within long term debt for the reasons discussed above. Fixed rate debt accounted for under FVO at September 30, 2007 has an aggregate unpaid principal balance of $33.1 billion.

The fair value of the fixed rate debt accounted for under FVO is determined by a third party and includes the full market price (credit and interest rate impact) based on observable market data. The adoption of FVO has not impacted how interest expense is calculated and reported for the fixed rate debt instruments. The adoption of FVO has however impacted the way we report realized gains and losses on the swaps associated with this debt which previously qualified as effective hedges under SFAS No. 133. Upon the adoption of SFAS No. 159 for certain fixed

HSBC Finance Corporation

rate debt, we eliminated hedge accounting on these swaps and, as a result, realized gains and losses are no longer reported in interest expense but instead are reported as “Gain on debt designated at fair value and related derivatives” within other revenues.

During the three months ended September 30, 2007, we recorded a net loss from fair value changes on our fixed rate debt accounted for under FVO of $(115) million and a net gain from fair value changes on our fixed rate debt accounted for under FVO of $496 million during the nine months ended September 30, 2007 which is included in “Gain on debt designated at fair value and related derivatives” as a component of other revenues in the consolidated statement of income (loss). “Gain on debt designated at fair value and related derivatives” in the consolidated statement of income (loss) also includes the mark-to-market adjustment on derivatives related to the debt designated at fair value as well as net realized gains or losses on these derivatives. The components of “Gain on debt designated at fair value and related derivatives” are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
	(in millions)

Interest rate component	$(723)	$(350)
Credit risk component	608	846

Total mark-to-market on debt designated at fair value	(115)	496
Mark-to-market on the related derivatives	719	280
Net realized losses on the related derivatives	(85)	(243)

Gain on debt designated at fair value and related derivatives	$519	$533

The movement in the fair value reflected in “Gain on debt designated at fair value and related derivatives” includes the effect of credit spread changes and interest rate changes, including any ineffectiveness in the relationship between the related swaps and our debt. As credit spreads narrow, accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy.

The changes in the interest rate component for both periods reflect a decrease in the LIBOR curve since December 31, 2006. Changes in the credit risk component of the debt were significant during the three month period ended September 30, 2007. For both the three month and the nine month periods, the changes in credit risk were due to a general widening of credit spreads across all domestic bond market sectors as well as the general lack of liquidity in the secondary bond market in the quarter.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2007, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at

HSBC Finance Corporation

commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

	Assets
	(Liabilities)		Quoted Prices in
	Measured at		Active Markets for	Significant Other	Significant
	Fair Value at		Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2007		(Level 1)	(Level 2)	(Level 3)

	(in millions)

Derivatives:
Risk management related, net(1)	$3,254		$-	$3,254	$-
Loan and forward sales commitments	-	(3)	-	-	-	(3)
Available for sale securities	3,190		3,190	-	-
Real estate owned(2)	1,086		-	1,086	-
Repossessed vehicles(2)	49		-	49	-
Long term debt carried at fair value	32,938		-	32,938	-

(1)	The fair value disclosed excludes swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” as discussed in FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

(2)	The fair value disclosed is unadjusted for transaction costs as required by SFAS No. 157. The amounts recorded in the consolidated balance sheet are recorded net of transaction costs as required by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

(3)	Less than $500 thousand.

The balances of our commitments which utilize significant unobservable inputs (Level 3) did not change significantly during the quarter.

The following table presents information about our assets measured at fair value on a non-recurring basis as of September 30, 2007 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value, as defined by SFAS No. 157.

	Assets
	(Liabilities)	Quoted Prices in
	Measured at	Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2007	(Level 1)	(Level 2)	(Level 3)

	(in millions)

Loans held for sale	$272 (1)	$-	$272	$-
Net investment in U.K. Insurance Operations held for sale	225	-	225	-

(1)	The fair value disclosed above excludes $17 million of loans held for sale for which the fair value exceeds our carrying value.

Loans held for sale are recorded at the lower of aggregate cost or fair value. At September 30, 2007, loans held for sale with a carrying value of $445 million were written down to their current fair value resulting in an impairment charge of $173 million. Fair value is generally determined by estimating a gross premium or discount. The estimated gross premium or discount is derived from recent loan sales and pricing currently observable in the market, the weighted average coupon of the loans relative to market interest rates as well as market liquidity and loan related credit characteristics.

In accordance with the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our U.K. Insurance Operations with a net carrying amount of $256 million, including the goodwill allocated to these operations, were written down to their fair value of $225 million, resulting in a loss of

HSBC Finance Corporation

$31 million, which was included as a component of total costs and expenses during the three months ended March 31, 2007. No additional adjustment was determined to be necessary during the three months ended September 30, 2007.

In accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill with a carrying amount of $881 million allocated to our Mortgage Services business was written down to its implied fair value of $0 during the three months ended September 30, 2007.

Assets and liabilities which could also be measured at fair value on a non-recurring basis include intangible assets.

14.	New Accounting Pronouncements

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”). FSP 39-1 allows entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Interpretation No. 39. The guidance in FSP 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Entities are required to recognize the effects of applying FSP 39-1 as a change in accounting principle through retroactive application for all financial statements presented unless it is impracticable to do so. We adopted FSP 39-1 during the second quarter of 2007 and retroactively applied its requirements to all prior periods as required by FSP 39-1. At September 30, 2007 and December 31, 2006, the fair value of derivatives included in derivative financial assets have been reduced by $2,791 million and $1,164 million, respectively, representing the payable recognized upon receipt of cash collateral for derivative instruments that have been offset under the same master netting arrangement in accordance with FSP 39-1. At September 30, 2007 and December 31, 2006, the fair value of derivatives included in derivative financial liabilities have been reduced by $46 million and $53 million, respectively, representing the receivable recognized upon payment of cash collateral for derivative instruments that have been offset under the same master netting arrangement in accordance with FSP 39-1. The adoption of FSP 39-1 had no impact on our results of operations or our cash flows.

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

Net loss was $(1,102) million for the three months ended September 30, 2007 compared with net income of $551 million in the prior year quarter. Net loss was $(498) million for the nine months ended September 30, 2007 compared with net income of $2,007 million in the prior year period.

We experienced a marked decline in net income in the current quarter as compared to the previous quarter. Net loss was $(1,102) million for the three months ended September 30, 2007 compared to net income of $63 million for the three months ended June 30, 2007. The primary drivers of this decrease are summarized below:

(after-tax, in millions)

Net income – June 30, 2007	$63
Goodwill impairment related to the Mortgage Services business	(852)
Higher provision for credit losses	(790)
Higher gain on debt designated at fair value and related derivatives	408
Higher Decision One losses on loans held for sale	(13)
Gain on sale of MasterCard Class B shares in third quarter	72
Other, net	10

Net loss – September 30, 2007	$(1,102)

The increase in our provision for credit losses in the third quarter of 2007 as compared to the second quarter of 2007 was largely driven by higher loss estimates in our Consumer Lending and Mortgage Services portfolios due to

HSBC Finance Corporation

markedly higher levels of real estate secured delinquency. As discussed more fully below, certain mortgage lending industry trends, including housing price deterioration worsened and are now having a material impact on portions of our Consumer Lending real estate portfolio. Normal portfolio seasoning across all products and higher loss estimates at our Credit Card Services business due to receivable growth and a higher mix of non-prime receivables contributed to the increase. These increases were partially offset by a lower provision for credit loss in our United Kingdom operations as the second quarter of 2007 reflected higher loss estimates for restructured loans. In the third quarter of 2007, we recorded a goodwill impairment charge of $852 million (after-tax) relating to our Mortgage Services business as a result of our decision in September 2007 to cease our Decision One operations. The higher gain on debt designated at fair value and related derivatives in the third quarter largely reflects a significantly higher mark-to-market adjustment related to credit risk on fair value option debt as the third quarter was impacted by a widening of credit spreads, including an adverse impact from the performance of subprime mortgage markets which affected credit spreads through the entire financial services industry. In the third quarter of 2007, we sold a portion of our portfolio of MasterCard Class B shares for an after-tax gain of $72 million. Losses on loans held for sale by our Decision One mortgage operations were also higher in the third quarter reflecting the current market conditions.

Net loss was $(1,102) million for the three months ended September 30, 2007, as compared to net income of $551 million in the prior year quarter. Net loss was $(498) million for the nine months ended September 30, 2007, as compared to net income of $2,007 million in the prior year period. The decrease in both periods is largely due to a markedly higher provision for credit losses and the impact of lower receivable growth driven largely by the discontinuance of correspondent channel acquisitions in the first quarter of 2007. In addition to the provision for credit losses, our results in the current year quarter and year-to-date periods were impacted by a goodwill impairment charge of $852 million (after-tax) relating to our Mortgage Services business. This was partially offset by gains from the change in the credit risk component of our fair value optioned debt due to significantly wider credit spreads which increased net income by $383 million (after-tax) in the three months ended September 30, 2007 and $532 million (after-tax) in the year-to-date period. Collectively, these items increased our net loss by $469 million in the quarter and $320 million year-to-date.

When compared to the year-ago periods, the increase in provision for credit losses in 2007 reflects higher loss estimates in our Consumer Lending, Mortgage Services and Credit Card Services businesses due to the following:

>	Consumer Lending experienced higher loss estimates primarily in its real estate secured receivable portfolio due to higher levels of charge-off and delinquency driven by a faster deterioration of portions of the real estate secured receivable portfolio in the third quarter of 2007. Weakening early stage delinquency previously reported continued to worsen and migrate into later stage delinquency due to the marketplace changes as discussed more fully below. Lower receivable run-off, growth in average receivables and portfolio seasoning also resulted in a higher real estate secured credit loss provision. Also contributing to the increase in both periods was higher loss estimates in Consumer Lending’s personal non-credit card portfolio due to seasoning, a deterioration of 2006 vintages originated through the direct mail channel in certain geographic regions and increased levels of personal bankruptcy filings as compared to the exceptionally low filing levels experienced in 2006 as a result of the new bankruptcy law in the United States which went into effect in October 2005.

>	Mortgage Services experienced higher levels of charge-offs and delinquency as portions of this portfolio purchased in 2005 and 2006 continue to season and progress as expected into various stages of delinquency and charge-off. Additionally during the third quarter of 2007, our Mortgage Services portfolio has also experienced higher loss estimates in these portfolios, particularly in the second lien portfolio, as the mortgage lending industry trends we have experienced worsened, and receivable run-off has slowed.

>	Credit Card Services experienced higher loss estimates as a result of higher average receivable balances due in part in the nine month period to lower securitization levels, portfolio seasoning, a shift in mix to higher levels of non-prime receivables, as well as the increased levels of personal bankruptcy filings discussed above.

The comparability of the provision for credit losses between 2006 and 2007 is affected by several factors in 2006, including exceptionally low levels of personal bankruptcy filings in the United States as a result of the new bankruptcy law which took effect in October 2005, the impact of significant receivable growth in 2004 and 2005 which had not yet fully seasoned and an overall favorable credit environment in the United States. Higher costs and

HSBC Finance Corporation

expenses as compared to the prior periods also contributed to the net loss, partially offset by higher net interest income and higher other revenues.

Costs and expenses were higher in both periods compared to the prior periods to support higher levels of average receivables including increased collection activities. However, the rate of increase in costs and expenses in the current quarter was lower as compared to the first half of 2007, despite restructure charges recorded in the three months ended September 30, 2007 related to our decision to cease operations of Decision One and to close a loan underwriting, processing and collection facility in Carmel, Indiana. This was a result of lower marketing expenses, lower sales incentives resulting from the termination of correspondent channel acquisitions, and the impact of entity-wide initiatives to reduce costs. The net impact of these decisions, and the proposed Consumer Lending branch network restructuring (see page 34), will be to reduce our head count by approximately 6,000, or 20 percent, during the period January 1, 2007 to March 31, 2008 when we will have fully implemented the announced restructuring. The increase in net interest income during both periods was due to growth in average receivables and an improvement in the overall yield on the portfolio, partly offset by a higher cost of funds. Changes in receivable mix also contributed to the increase in yield due to the impact of increased levels of higher yielding products such as credit cards and personal non-credit cards due in part, to higher average levels of these receivables and for the nine-month period, lower securitization levels as compared to the year-ago periods. Overall yield improvements were partially offset by the impact of growth in non-performing loans. Other revenues increased in both periods due to higher fee income as a result of higher volumes in our credit card portfolios and the impact of adopting FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) as credit spreads widened in the first and third quarter of 2007, partially offset by lower derivative income and lower other income due to realized losses incurred on sales of real estate secured receivables by our Decision One mortgage operations and, in the year-to-date period, from the sale of a $2.2 billion Mortgage Services loan portfolio. The lower derivative income was due to changes in the interest rate curve and to the adoption of SFAS No. 159. Declines in interest rates resulted in a lower value of our interest rate swaps as compared to the prior periods. As a result of the adoption of SFAS No. 159, we eliminated hedge accounting for materially all fixed rate debt designated at fair value. The fair value change in the associated swaps, which accounted for the majority of the derivative income in 2006, is now reported as “Gain on debt designated at fair value and related derivatives” in the consolidated statement of income (loss) along with the mark-to-market on the fixed rate debt.

Our return on average owned assets (“ROA”) was (2.54) percent for the quarter ended September 30, 2007 and (.38) percent for the nine months ended September 30, 2007 compared to 1.28 percent for the three months ended September 30, 2006 and 1.60 percent for the nine months ended September 30, 2006. ROA was significantly impacted in both the three and nine month periods ended September 30, 2007 by the goodwill impairment charge relating to our Mortgage Services business which was partially offset by the change in the credit risk component of our fair value optioned debt. Excluding these items, ROA decreased 274 basis points as compared to the prior year quarter and 173 basis points as compared to the year-ago period. The decrease during these periods was a result of the lower net income during the period, as discussed above and for the year-to-date period due to higher average assets.

We continue to monitor the impact of several trends affecting the mortgage lending industry. Industry statistics and reports indicate that mortgage loan originations throughout the industry from 2005 and 2006 are performing worse than originations from prior periods. Real estate markets in a large portion of the United States have been affected by a general slowing in the rate of appreciation in property values, or an actual decline in some markets such as California, Florida and Arizona, while the period of time available properties remain on the market continues to increase. During the third quarter of 2007, there has been unprecedented turmoil in the mortgage lending industry, including rating agency downgrades of debt secured by subprime mortgages of some issuers which resulted in a marked reduction in secondary market demand for subprime loans. However, none of our secured financings were downgraded and we have continued to access the commercial paper market and all other funding sources consistent with our funding plans. The lower demand for subprime loans resulted in reduced liquidity in the marketplace for subprime mortgages. Mortgage lenders also tightened lending standards which impacted borrower’s ability to refinance existing mortgage loans. It is now generally believed that the slowdown in the housing market will be deeper in terms of its impact on housing prices and the duration will be much longer than originally anticipated. The combination of these factors has further reduced the refinancing opportunities of some of our customers as the

HSBC Finance Corporation

ability to refinance and access any equity in their homes is no longer an option to many customers. This impacts both credit performance and run-off rates and has resulted in rising delinquency rates for real estate secured loans in our portfolio and across the industry. These factors have also impacted the ability of some borrowers to pay the increase in their adjustable rate mortgage (“ARM”) loan payment as the interest rates on their loans adjust upward under their contracts. Interest rate adjustments on first mortgages may also have a direct impact on a borrower’s ability to repay any underlying second lien mortgage loan on a property. Similarly, as interest-only mortgage loans leave the interest-only payment period, the ability of borrowers to make the increased payments may be impacted.

In 2006, we began to experience a deterioration in the performance of mortgage loans acquired in 2005 and 2006 by our Mortgage Services business, particularly in the second lien and portions of the first lien portfolio. We have continued to experience higher than normal delinquency levels in the first nine months of 2007 in these portions of our Mortgage Services portfolio. The rate of increase in delinquency in the third quarter has increased in part due to the marketplace conditions discussed above. Dollars of two-months-and-over contractual delinquency in our Mortgage Services business increased $595 million or 22 percent since June 2007 and $967 million or 42 percent since the beginning of the year. A significant number of our second lien customers have underlying adjustable rate first mortgages that face repricing in the near-term which also negatively impacts the probability of repayment on the related second lien mortgage loan. As the interest rate adjustments will occur in an environment of significantly higher interest rates, lower home value appreciation and tightening credit, we expect the probability of default for adjustable rate first mortgages subject to repricing as well as any second lien mortgage loans that are subordinate to an adjustable rate first lien held by another lender will be greater than what we have historically experienced.

We previously reported in the second quarter of 2007 that we were beginning to experience weakening early stage performance in certain Consumer Lending real estate secured loans originated since late 2005, consistent with the industry trend. This trend worsened materially in the third quarter of 2007 as the weakening early stage delinquency continued to worsen and migrate into later stage delinquency, largely a result of the marketplace conditions discussed above. Credit performance of our Consumer Lending mortgage portfolio deteriorated across all vintages during the quarter, including 2007 originations, but in particular in loans which were originated in 2006. Dollars of two-months-and-over contractual delinquency in our Consumer Lending real estate portfolio increased $462 million, or 40 percent since June 2007 and $585 million or 57 percent since the beginning of the year. The deterioration has been most severe in the first lien portions of the portfolio in the geographic regions most impacted by the decline in home value appreciation, in particular the states of California, Florida, Arizona, Virginia, Washington, Maryland, Minnesota, Massachusetts and New Jersey which account for approximately 70 percent of the increase in dollars of two-months-and-over contractual delinquency during 2007. As previously discussed, this worsening trend and an outlook for increased charge-offs has resulted in a marked increase in the provision for credit losses at our Consumer Lending business during the third quarter. In response to this deterioration, Consumer Lending is increasing collection staffing and expanding the use of loss mitigation programs, similar to those initiated by Mortgage Services, as discussed in the following paragraph. We expect portions of our Mortgage Services and Consumer Lending portfolios to remain under pressure in 2007 and 2008 as the affected originations season further. Accordingly, as a result of these marketplace conditions we expect the increasing trend in overall real estate secured delinquency and charge-off in dollars and percentages to continue.

Numerous risk mitigation efforts have been implemented relating to the affected components of the Mortgage Services portfolio. These include enhanced segmentation and analytics to identify the higher risk portions of the portfolio and increased collections capacity. As appropriate and in accordance with defined policies, we will restructure and/or modify loans if we believe the customer has the ability to pay for the foreseeable future under the restructured/modified terms. Modifications may be permanent, but most have been six-months or twelve-months in duration. At the end of the modification term, the ability of customers to pay will be re-evaluated and, if necessary and the customer qualifies for another modification, an additional temporary or permanent modification may then be granted. Loans which have been granted a permanent modification, a twelve-month modification, or two consecutive six-month modifications, are reserved for as a troubled debt restructure in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” which requires reserves to be based on the present value of all future cash flows. We are also contacting customers who have adjustable rate mortgage loans nearing the first reset that we expect will be the most impacted by a rate adjustment in order to assess their ability to

HSBC Finance Corporation

make the adjusted payment and, as appropriate, modify the loans for one year. As a result of this specific risk mitigation effort, we have modified more than 8,000 loans with an aggregate balance of $1.2 billion. Additionally we have expanded a program allowing qualified customers to refinance their adjustable rate mortgage loan into a fixed rate mortgage loan through our Consumer Lending branch network if all current underwriting criteria are met. For the nine months ended September 30, 2007, we have refinanced 2,275 customers through this program. In the second half of 2006, we slowed growth in this portion of the portfolio by implementing repricing initiatives in selected origination segments and tightening underwriting criteria, especially for second lien, stated income and lower credit scoring segments. Early in 2007, we announced our decision to discontinue correspondent channel acquisitions.

Reserve levels for real estate secured receivables at our Mortgage Services and Consumer Lending businesses can be further analyzed as follows:

	Consumer Lending		Mortgage Services
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

		(in millions)

Credit loss reserves at beginning of period	$492	$250	$2,147	$557
Provision for credit losses	659	105	692	252
Charge-offs	(142)	(96)	(426)	(138)
Recoveries	2	2	11	7
Other, net	-	-	-	(3)

Credit loss reserves at end of period	$1,011	$261	$2,424	$675

	Consumer Lending		Mortgage Services
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

	(in millions)

Credit loss reserves at beginning of period	$278	$295	$2,085	$421
Provision for credit losses	1,136	237	1,433	589
Charge-offs	(409)	(277)	(1,122)	(347)
Recoveries	6	6	49	15
Release of credit loss reserves related to loan sales	-	-	(21)	-
Other, net	-	-	-	(3)

Credit loss reserves at end of period	$1,011	$261	$2,424	$675

The provision for credit losses reflects our estimate of losses which have been incurred as of the periods presented above. See “Results of Operations” included in this MD&A for further discussion of our provision for credit losses and “Credit Quality” also included in this MD&A for further discussion on charge-off trends experienced by our Mortgage Services and Consumer Lending businesses in 2007.

In March 2007, we decided to discontinue correspondent channel acquisitions by our Mortgage Services business and in June 2007 indicated that our Decision One wholesale operation, which closed loans sourced by brokers primarily for resale, would continue operations, largely reselling such loans to an HSBC affiliate. However, the aforementioned recent turmoil in the mortgage lending industry has caused us to re-evaluate our strategy. In September 2007, we concluded that recovery of a secondary market for subprime loan products is uncertain and at a minimum, could not be expected to stabilize in the near term which led to an announcement that we would cease the operations of Decision One. The decision to terminate the operations of our Decision One business when coupled with our previous announcement of the discontinuation of correspondent channel acquisitions resulted in the impairment of the goodwill

HSBC Finance Corporation

allocated to the Mortgage Services business and, as such, we recorded a non-cash impairment charge of $881 million in the third quarter to write-off all of the goodwill allocated to this business. The actions described above, combined with normal portfolio attrition, including refinance and charge-off, will continue to result in significant reductions in the principal balance of our Mortgage Services loan portfolio during 2007 and beyond.

As the developments in the mortgage industry have continued to unfold, in addition to the decisions related to our Mortgage Services business, we initiated an ongoing in-depth analysis of the risks and strategies of our remaining businesses and product offerings. The following summarizes the changes we have implemented or intend to implement in the future:

>	Consumer Lending: Several actions have been taken to reduce risk including the discontinuation of the Personal Homeowner Loan (“PHL”) product, the discontinuation of certain direct marketing activities to prospective customers, eliminating the small volume of ARM loan originations and capping loan-to-value (“LTV”) ratios on second lien loans at 80 or 90 percent depending upon geography which will materially reduce volume associated with second liens going forward and the tightening of credit score and debt-to-income requirements for first lien loans. We have also continued to tighten underwriting criteria for our personal non-credit card loans. To put into perspective, the scale of the reduction in business in 2008 contemplated by these changes, measured on the basis of gross revenues, the risk reduction measures outlined above would represent around 5 percent of Consumer Lending revenues which in the year-to-date in 2007 were some $6.3 billion.

These actions have also led us to evaluate the appropriate scope and geographic distribution of the Consumer Lending branch network. As a result of an earlier branch network optimization strategy, we are already closing or consolidating 100 branches during 2007. In November 2007, we have now decided to close or consolidate up to 260 additional branches prior to December 31, 2007. This will result in a network of approximately 1,000 branches. We expect to incur closure costs of up to $55 million, a substantial portion of which will be recorded in the fourth quarter of 2007. The major components of the estimated associated costs are as follows:

(In millions)

One-time termination and other employee benefits	$21
Lease termination and associated costs of closing branches	33
Other miscellaneous expenses	1

Total	$55

We currently estimate that expenses could be reduced by approximately $150 million in 2008 as a result of these actions.

>	Credit Card Services: We will be implementing certain changes related to fee and finance charge billings beginning in the fourth quarter of 2007 as a result of continuing reviews to ensure our practices reflect our brand principles. While estimates of the potential impact of these changes are based on numerous assumptions and take into account factors which are difficult to predict, such as changes in customer behavior, we estimate that these changes will reduce fee and finance charge income by $50 million to $60 million in the fourth quarter of 2007 and $225 million to $250 million in 2008. In the fourth quarter of 2007 we will begin slowing growth in receivables and accounts in light of an anticipated slowing in the economy. Additionally, we have elected to slow the level of credit line increases and balance transfer offers to our existing customers. If we observe a strengthening in the economy, we intend to resume growth. In addition, we are also considering the sale of our General Motors (“GM”) MasterCard and Visa portfolio to HSBC Bank USA. See “Segment Results — IFRS Management Basis” included in this MD&A for further discussion of this potential portfolio sale.

>	Auto Finance: Throughout 2007, we have continued to shift the mix of new loan volume originations to a higher credit quality which is producing narrower spreads. This has resulted in a higher mix of direct-to-consumer originations in our auto finance portfolio. Additionally, in August, 2007, a decision was made to terminate unprofitable alliance agreements with third parties which is not expected to have a significant impact to origination volume going forward.

HSBC Finance Corporation

>	Retail Services: We are selectively tightening underwriting criteria and credit line management criteria to mitigate risk while we monitor the current economic environment.

>	United Kingdom: In March 2007, we entered into an agreement to sell our United Kingdom insurance operations to a third party. The agreement also provides for the purchaser to distribute insurance products through our United Kingdom branch network for which we will receive commission revenue. The sale was completed on November 1, 2007. Additionally, as part of our strategic review, we have tightened underwriting criteria for all product offerings and discontinued offering second lien loans with a LTV ratio greater than 100 percent. We are also currently evaluating placing similar LTV caps on our first lien loans.

>	Canada: We have tightened underwriting criteria for various real estate and unsecured products in Canada which is leading to lower volumes and resulted in our announcement in October 2007 of our decision to close 30 branches by November 1, 2007. Additionally, in October 2007 we decided to exit the subprime mortgage broker based business in Canada and that we will reorganize the business into two regions to optimize management efficiencies and to reduce expenses.

>	Taxpayer Financial Services: In early 2007, we began a strategic review of our Taxpayer Financial Services (“TFS”) business to ensure that we offer only the most value-added financial services tax products. As a result, in March 2007 we decided that beginning with the 2008 tax season we will discontinue pre-season and pre-file products. We have also elected not to renew contracts with third-party preparers as they came up for renewal and have negotiated early termination agreements with others. We anticipate these actions could reduce Taxpayer financial services revenue by up to 45 percent in 2008.

To the extent additional changes in the strategy of our remaining business or product offerings occur from the ongoing analysis discussed above, we will be required by SFAS No. 142, “Goodwill and Other Intangible Assets,” to perform interim goodwill impairment tests for the impacted businesses which could result in goodwill impairment charges in future periods.

Effective January 1, 2007, we early adopted SFAS No. 159 which provides for a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain assets and liabilities, with changes in fair value recognized in earnings when they occur. SFAS No. 159 permits the fair value option election (“FVO”) on an instrument by instrument basis at the initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We elected FVO for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under International Financial Reporting Standards (“IFRSs”). The adoption of SFAS No. 159 resulted in a $542 million cumulative-effect after-tax reduction to the January 1, 2007 opening balance sheet. In addition, the impact of the adoption of SFAS No. 159 on 2007 revenue based on the change in the credit risk component of fair value optioned debt was $608 million in the three months ended September 30, 2007 and $846 million in the year-to-date period.

On June 29, 2007, the Federal Financial Regulatory Agencies (the “Agencies”) issued a final statement on subprime mortgage lending which reiterates many of the principles addressed in the existing guidance relating to risk management practices and consumer protection laws involving adjustable rate mortgage products and the underwriting process on stated income and interest-only loans. We will be fully compliant with this statement by December 31, 2007. The impact of this statement will be immaterial on our operations.

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation as of September 30, 2007 and 2006 and for the three and nine month periods ended September 30, 2007 and 2006.

HSBC Finance Corporation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

	(dollars are in millions)

Net income (loss)	$(1,102)	$551	$(498)	$2,007
Return on average owned assets	(2.54)%	1.28%	(.38)%	1.60%
Return on average common shareholder’s equity (“ROE”)	(23.40)	10.77	(3.67)	13.31
Net interest margin	6.66	6.56	6.53	6.64
Consumer net charge-off ratio, annualized	4.40	2.92	4.01	2.80
Efficiency ratio(1)	55.93	40.68	46.14	40.41

As of September 30,	2007	2006

	(dollars are in millions)

Receivables	$157,598	$157,040
Two-month-and-over contractual delinquency ratios	6.13%	4.19%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

Receivables were $157.6 billion at September 30, 2007, $157.9 billion at June 30, 2007 and $157.0 billion at September 30, 2006. While real estate secured receivables have been a primary driver of growth in recent years, in the third quarter of 2007 real estate secured growth in our Consumer Lending business was more than offset by lower receivable balances in our Mortgage Services business resulting from decisions in the second half of 2006 to reduce purchases of higher risk products and in March 2007 to discontinue all loan acquisitions by our Mortgage Services business. As discussed above, in the third quarter of 2007, we announced our decision to cease operations of our Decision One business and also implemented risk mitigation efforts and changes to product offerings in all remaining business that will result in reductions of aggregate receivable balances in future periods. Compared to June 30, 2007, receivable levels primarily reflect attrition in our Mortgage Services portfolio as discussed above, partially offset by growth in our Consumer Lending and Credit Card businesses. Compared to September 30, 2006, with the exception of real estate secured receivables due to the lower receivable balances at our Mortgage Services business, we experienced growth in all of our receivable products particularly in our credit card portfolio due to strong domestic organic growth in our General Motors, Union Privilege, Metris and non-prime portfolios. The lower receivable balances at our Mortgage Services business as compared to the year-ago period also reflect the sale of $.5 billion in the first quarter and $2.2 billion in the second quarter of real estate secured loans from our Mortgage Services portfolio.

Our two-months-and-over contractual delinquency ratio increased compared to both the prior year quarter and prior quarter. Compared to both periods, with the exception of our private label portfolio, all products reported higher delinquency levels due to higher receivable levels and higher real estate secured delinquency at our Consumer Lending and Mortgage Services businesses due to the weak housing and mortgage industry as discussed above. The two-months-and-over contractual delinquency ratio was also negatively impacted by lower real estate secured receivables growth driven largely by the discontinuation of new correspondent channel acquisitions which significantly reduced the outstanding principal balance of the Mortgage Services loan portfolio. Our credit card portfolio reported a marked increase in the two-months-and-over contractual delinquency ratio due to a shift in mix to higher levels of non-prime receivables, seasoning of a growing portfolio and higher levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in 2006 following enactment of new bankruptcy legislation in the United States.

Net charge-offs as a percentage of average consumer receivables for the quarter increased compared to both the prior year quarter and prior quarter in all products with the exception of our foreign private label portfolio. The increase in our Mortgages Services business reflects the higher delinquency levels discussed above which are migrating to charge-off and the impact of lower receivable levels driven by the elimination of correspondent purchases. The increase in our Consumer Lending business reflects portfolio seasoning and higher loss estimates in

HSBC Finance Corporation

second lien loans purchased in 2004 through the third quarter of 2006 as part of a second lien bulk acquisition program which has been discontinued. At September 30, 2007, the outstanding principal balance of these second lien loans acquired by the Consumer Lending business was approximately $1.1 billion. The marked increase in delinquency in our Consumer Lending real estate secured portfolio experienced in the current quarter largely as a result of marketplace conditions will not begin to migrate to charge-off largely until 2008. The increase in net charge-offs as a percent, annualized, of average consumer receivables for our credit card portfolio is due to higher charge-off levels resulting from higher receivable balances as compared to the year-ago period, increased levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in 2006 following enactment of the new bankruptcy law in the United States. The increase in net charge-offs as a percent, annualized, of average consumer receivables for our personal non-credit card portfolio reflects portfolio seasoning and deterioration of 2006 vintages originated through the direct mail channel in certain geographic regions.

Our efficiency ratio deteriorated as compared to the prior year quarter and the year-ago period. Our efficiency ratio was significantly impacted in both the three and nine month periods ended September 30, 2007 by the goodwill impairment charge relating to our Mortgage Services business which was partially offset by the change in the credit risk component of our fair value optioned debt. Excluding these items, the efficiency ratio deteriorated 83 basis points as compared to the prior year quarter and 137 basis points as compared to the year-ago period. The deterioration in the three months ended September 30, 2007 was primarily due to realized losses on real estate secured receivable sales and lower derivative income, partially offset by higher fee income and higher net interest income due to higher levels of average receivables. Excluding the goodwill impairment charge, costs and expenses during the quarter were essentially flat as increased collection activities and severance costs recorded during the quarter were largely offset by lower salary and employee benefits and sales incentives resulting from the discontinuance of correspondent channel acquisitions, lower marketing expenses and the impact of cost containment measures. In the nine month period, realized losses on real estate secured receivable sales, lower derivative income and higher costs and expenses were more than offset by higher fee income and higher net interest income due to the higher levels of average receivables discussed above.

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

Equity Ratios Tangible shareholder’s equity to tangible managed assets (“TETMA”), tangible shareholder’s equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-U.S. GAAP financial measures that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy. These ratios exclude the equity impact of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the equity impact of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the impact of the adoption of SFAS No. 159 including the subsequent changes in fair value recognized in earnings associated with credit risk on debt for which we elected the fair value option. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA and TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus loans which we have sold and service with limited recourse. We and certain rating agencies also monitor our equity ratios excluding the impact of the HSBC acquisition purchase accounting adjustments. We do so because we believe that the HSBC acquisition purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations. These ratios may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is the common and preferred equity to owned assets ratio. For a quantitative reconciliation of these non-U.S. GAAP financial measures to our common and preferred equity to owned assets ratio, see “Reconciliations to U.S. GAAP Financial Measures.”

HSBC Finance Corporation

International Financial Reporting Standards Because HSBC reports results in accordance with IFRSs and IFRSs results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRSs basis:

			Nine Months
	Three Months Ended September 30,		Ended September 30,
	2007	2006	2007	2006

	(dollars are in millions)

Net income – U.S. GAAP basis	$(1,102)	$551	$(498)	$2,007
Adjustments, net of tax:
Securitizations	1	2	9	36
Derivatives and hedge accounting (including fair value adjustments)	(2)	(147)	(1)	(237)
Intangible assets	26	25	77	87
Purchase accounting adjustments	9	14	30	27
Loan origination	10	(12)	(5)	(53)
Loan impairment	6	10	(21)	29
Loans held for resale	(3)	-	(25)	18
Interest recognition	13	(12)	39	109
Lower of cost or market adjustment for U.K. Insurance Operations	-	-	(6)	-
Goodwill impairment related to Mortgage Services	(468)	-	(468)	-
Other	3	(40)	48	13

Net income – IFRSs basis	$(1,507)	$391	$(821)	$2,036

Significant differences between U.S. GAAP and IFRSs are as follows:

Securitizations

IFRSs

•	The recognition of securitized assets is governed by a three-step process, which may be applied to the whole asset, or a part of an asset:

–	If the rights to the cash flows arising from securitized assets have been transferred to a third party and all the risks and rewards of the assets have been transferred, the assets concerned are derecognized.
–	If the rights to the cash flows are retained by HSBC but there is a contractual obligation to pay them to another party, the securitized assets concerned are derecognized if certain conditions are met such as, for example, when there is no obligation to pay amounts to the eventual recipient unless an equivalent amount is collected from the original asset.
–	If some significant risks and rewards of ownership have been transferred, but some have also been retained, it must be determined whether or not control has been retained. If control has been retained, HSBC continues to recognize the asset to the extent of its continuing involvement; if not, the asset is derecognized.

•	The impact from securitizations resulting in higher net income under IFRSs is due to the recognition of income on securitized receivables under U.S. GAAP in prior periods.

U.S. GAAP

•	SFAS 140 “Accounting for Transfers and Servicing of Finance Assets and Extinguishments of Liabilities” requires that receivables that are sold to a special purpose entity (“SPE”) and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over the securitized assets.

HSBC Finance Corporation

•	Control is surrendered over transferred assets if, and only if, all of the following conditions are met:

–	The transferred assets are put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.
–	Each holder of interests in the transferee (i.e. holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.
–	The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

•	If these conditions are not met the securitized assets should continue to be consolidated.
•	When HSBC retains an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the SPE, HSBC recognizes this interest at fair value on sale of the assets to the SPE.

Derivatives and hedge accounting

IFRSs

•	Derivatives are recognized initially, and are subsequently remeasured, at fair value. Fair values of exchange-traded derivatives are obtained from quoted market prices. Fair values of over-the-counter (“OTC”) derivatives are obtained using valuation techniques, including discounted cash flow models and option pricing models.
•	In the normal course of business, the fair value of a derivative on initial recognition is considered to be the transaction price (that is the fair value of the consideration given or received). However, in certain circumstances the fair value of an instrument will be evidenced by comparison with other observable current market transactions in the same instrument (without modification or repackaging) or will be based on a valuation technique whose variables include only data from observable markets, including interest rate yield curves, option volatilities and currency rates. When such evidence exists, HSBC recognizes a trading gain or loss on inception of the derivative. When unobservable market data have a significant impact on the valuation of derivatives, the entire initial change in fair value indicated by the valuation model is not recognized immediately in the income statement but is recognized over the life of the transaction on an appropriate basis or recognized in the income statement when the inputs become observable, or when the transaction matures or is closed out.
•	Derivatives may be embedded in other financial instruments; for example, a convertible bond has an embedded conversion option. An embedded derivative is treated as a separate derivative when its economic characteristics and risks are not clearly and closely related to those of the host contract, its terms are the same as those of a stand-alone derivative, and the combined contract is not held for trading or designated at fair value. These embedded derivatives are measured at fair value with changes in fair value recognized in the income statement.
•	Derivatives are classified as assets when their fair value is positive, or as liabilities when their fair value is negative. Derivative assets and liabilities arising from different transactions are only netted if the transactions are with the same counterparty, a legal right of offset exists, and the cash flows are intended to be settled on a net basis.
•	The method of recognizing the resulting fair value gains or losses depends on whether the derivative is held for trading, or is designated as a hedging instrument and, if so, the nature of the risk being hedged. All gains and losses from changes in the fair value of derivatives held for trading are recognized in the income statement. When derivatives are designated as hedges, HSBC classifies them as either: (i) hedges of the change in fair value of recognized assets or liabilities or firm commitments (“fair value hedge”); (ii) hedges of the variability in highly probable future cash flows attributable to a recognized asset or liability, or a forecast transaction (“cash flow hedge”); or (iii) hedges of net investments in a foreign operation (“net investment hedge”). Hedge accounting is applied to derivatives designated as hedging instruments in a fair value, cash flow or net investment hedge provided certain criteria are met.

HSBC Finance Corporation

Hedge Accounting:

–	It is HSBC’s policy to document, at the inception of a hedge, the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking the hedge. The policy also requires documentation of the assessment, both at hedge inception and on an ongoing basis, of whether the derivatives used in the hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items attributable to the hedged risks.

Fair value hedge:

–	Changes in the fair value of derivatives that are designated and qualify as fair value hedging instruments are recorded in the income statement, together with changes in the fair values of the assets or liabilities or groups thereof that are attributable to the hedged risks.
–	If the hedging relationship no longer meets the criteria for hedge accounting, the cumulative adjustment to the carrying amount of a hedged item is amortized to the income statement based on a recalculated effective interest rate over the residual period to maturity, unless the hedged item has been derecognized whereby it is released to the income statement immediately.

Cash flow hedge:

–	The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. Any gain or loss relating to an ineffective portion is recognized immediately in the income statement.
–	Amounts accumulated in equity are recycled to the income statement in the periods in which the hedged item will affect the income statement. However, when the forecast transaction that is hedged results in the recognition of a non-financial asset or a non-financial liability, the gains and losses previously deferred in equity are transferred from equity and included in the initial measurement of the cost of the asset or liability.
–	When a hedging instrument expires or is sold, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity until the forecast transaction is ultimately recognized in the income statement. When a forecast transaction is no longer expected to occur, the cumulative gain or loss that was reported in equity is immediately transferred to the income statement.

Net investment hedge:

–	Hedges of net investments in foreign operations are accounted for in a similar manner to cash flow hedges. Any gain or loss on the hedging instrument relating to the effective portion of the hedge is recognized in equity; the gain or loss relating to the ineffective portion is recognized immediately in the income statement. Gains and losses accumulated in equity are included in the income statement on the disposal of the foreign operation.

Hedge effectiveness testing:

–	IAS 39 requires that at inception and throughout its life, each hedge must be expected to be highly effective (prospective effectiveness) to qualify for hedge accounting. Actual effectiveness (retrospective effectiveness) must also be demonstrated on an ongoing basis.
–	The documentation of each hedging relationship sets out how the effectiveness of the hedge is assessed.
–	For prospective effectiveness, the hedging instrument must be expected to be highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period for which the hedge is designated. For retrospective effectiveness, the changes in fair value or cash flows must offset each other in the range of 80 per cent to 125 per cent for the hedge to be deemed effective.

Derivatives that do not qualify for hedge accounting:

–	All gains and losses from changes in the fair value of any derivatives that do not qualify for hedge accounting are recognized immediately in the income statement.

HSBC Finance Corporation

U.S. GAAP

•	The accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” is generally consistent with that under IAS 39, which HSBC has followed in its IFRSs reporting from January 1, 2005, as described above. However, specific assumptions regarding hedge effectiveness under U.S. GAAP are not permitted by IAS 39.
•	The requirements of SFAS No. 133 have been effective from January 1, 2001.
•	The U.S. GAAP ’shortcut method’ permits an assumption of zero ineffectiveness in hedges of interest rate risk with an interest rate swap provided specific criteria have been met. IAS 39 does not permit such an assumption, requiring a measurement of actual ineffectiveness at each designated effectiveness testing date. As of September 30, 2007, we do not have any hedges accounted for under the shortcut method.
•	In addition, IFRSs allows greater flexibility in the designation of the hedged item. Under U.S. GAAP, all contractual cash flows must form part of the designated relationship, whereas IAS 39 permits the designation of identifiable benchmark interest cash flows only.
•	Under U.S. GAAP, derivatives receivable and payable with the same counterparty may be reported net on the balance sheet when there is an executed ISDA Master Netting Arrangement covering enforceable jurisdictions. These contracts do not meet the requirements for offset under IAS 32 and hence are presented gross on the balance sheet under IFRSs.

Designation of financial assets and liabilities at fair value through profit and loss

IFRSs

•	Under IAS 39, a financial instrument, other than one held for trading, is classified in this category if it meets the criteria set out below, and is so designated by management. An entity may designate financial instruments at fair value where the designation:

–	eliminates or significantly reduces a measurement or recognition inconsistency that would otherwise arise from measuring financial assets or financial liabilities or recognizing the gains and losses on them on different bases; or
–	applies to a group of financial assets, financial liabilities or a combination of both that is managed and its performance evaluated on a fair value basis, in accordance with a documented risk management or investment strategy, and where information about that group of financial instruments is provided internally on that basis to management; or
–	relates to financial instruments containing one or more embedded derivatives that significantly modify the cash flows resulting from those financial instruments.

•	Financial assets and financial liabilities so designated are recognized initially at fair value, with transaction costs taken directly to the income statement, and are subsequently remeasured at fair value. This designation, once made, is irrevocable in respect of the financial instruments to which it relates. Financial assets and financial liabilities are recognized using trade date accounting.
•	Gains and losses from changes in the fair value of such assets and liabilities are recognized in the income statement as they arise, together with related interest income and expense and dividends.

U.S. GAAP

•	Prior to the adoption of SFAS No. 159, generally, for financial assets to be measured at fair value with gains and losses recognized immediately in the income statement, they were required to meet the definition of trading securities in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. Financial liabilities were usually reported at amortized cost under U.S. GAAP.
•	SFAS No. 159 was issued in February 2007, which provides for a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at the initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We adopted SFAS No. 159 retroactive to January 1, 2007.

HSBC Finance Corporation

Goodwill, Purchase Accounting and Intangibles

IFRSs

•	Prior to 1998, goodwill under U.K. GAAP was written off against equity. HSBC did not elect to reinstate this goodwill on its balance sheet upon transition to IFRSs. From January 1, 1998 to December 31, 2003 goodwill was capitalized and amortized over its useful life. The carrying amount of goodwill existing at December 31, 2003 under U.K. GAAP was carried forward under the transition rules of IFRS 1 from January 1, 2004, subject to certain adjustments.
•	IFRS 3 “Business Combinations” requires that goodwill should not be amortized but should be tested for impairment at least annually at the reporting unit level by applying a test based on recoverable amounts.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their market price on the date the transaction is completed.

U.S. GAAP

•	Up to June 30, 2001, goodwill acquired was capitalized and amortized over its useful life which could not exceed 25 years. The amortization of previously acquired goodwill ceased with effect from December 31, 2001.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their average market price over a reasonable period before and after the date on which the terms of the acquisition are agreed and announced.

Goodwill levels are higher under IFRSs than U.S. GAAP as the HSBC purchase accounting adjustments reflect higher levels of intangible assets under U.S. GAAP. Consequently, the amount of goodwill allocated to our Mortgage Services business and written off during the third quarter of 2007 is greater under IFRSs.

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

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables at September 30, 2007 and increases (decreases) over prior periods:

		Increases (decreases) from
		June 30,		September 30,
	September 30,	2007		2006
	2007	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$91,162	$(1,277)	(1.4)%	$(4,190)	(4.4)%
Auto finance	13,128	195	1.5	946	7.8
Credit card	29,103	509	1.8	3,247	12.6
Private label	2,768	215	8.4	337	13.9
Personal non-credit card(2)	21,289	12	.1	255	1.2
Commercial and other	148	(4)	(2.6)	(37)	(20.0)

Total owned receivables	$157,598	$(350)	(.2)%	$558	.4%

(1)	Mortgage Services has historically purchased receivables originated by other lenders referred to as correspondents. In December, the business was aligned under common executive management with our Consumer Lending business. In March 2007, our Mortgage Services ceased new correspondent channel acquisitions of receivables. Consumer Lending is a distinct business that sources, underwrites and closes loans through a network of approximately 1,300 branch offices at September 30, 2007 located throughout the United States. The Mortgage Services and Consumer Lending businesses comprise the majority of our real estate secured portfolio as shown in the following table:

		Increases (decreases) from
		June 30,		September 30,
	September 30,	2007		2006
	2007	$	%	$	%

	(dollars are in millions)

Mortgage Services	$36,647	$(2,720)	(6.9)%	$(12,541)	(25.5)%
Consumer Lending	50,255	1,167	2.4	7,549	17.7
Foreign and all other	4,260	276	6.9	802	23.2

Total real estate secured	$91,162	$(1,277)	(1.4)%	$(4,190)	(4.4)%

(2)	Personal non-credit card receivables are comprised of the following:

		Increases (decreases) from
		June 30,		September 30,
	September 30,	2007		2006
	2007	$	%	$	%

	(dollars are in millions)

Domestic personal non-credit card	$14,193	$137	1.0%	$960	7.3%
Union Plus personal non-credit card	190	(10)	(5.0)	(62)	(24.6)
Personal homeowner loans	4,079	(57)	(1.4)	(190)	(4.5)
Foreign personal non-credit card	2,827	(58)	(2.0)	(453)	(13.8)

Total personal non-credit card	$21,289	$12	.1%	$255	1.2%

HSBC Finance Corporation

Real estate secured receivables can be further analyzed as follows:

		Increases (decreases) from
		June 30,		September 30,
	September 30,	2007		2006
	2007	$	%	$	%

	(dollars are in millions)

Real estate secured:
Closed-end:
First lien	$73,158	$(937)	(1.3)%	$(2,125)	(2.8)%
Second lien	14,213	(83)	(.6)	(786)	(5.2)
Revolving:
First lien	473	(26)	(5.2)	(43)	(8.3)
Second lien	3,318	(231)	(6.5)	(1,236)	(27.1)

Total real estate secured	$91,162	$(1,277)	(1.4)%	$(4,190)	(4.4)%

The following table summarizes various real estate secured receivables information for our Mortgage Services and Consumer Lending businesses:

	September 30, 2007				June 30, 2007				September 30, 2006
	Mortgage		Consumer		Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending		Services		Lending

	(in millions)

Fixed rate	$19,555	(1)	$47,078	(2)	$20,822	(1)	$45,672	(2)	$23,450	(1)	$40,502	(2)
Adjustable rate	17,092		3,177		18,545		3,416		25,738		2,204

Total	$36,647		$50,255		$39,367		$49,088		$49,188		$42,706

First lien	$29,278		$43,345		$31,225		$42,486		$38,242		$36,836
Second lien	7,369		6,910		8,142		6,602		10,946		5,870

Total	$36,647		$50,255		$39,367		$49,088		$49,188		$42,706

Adjustable rate	$12,861		$3,177		$13,956		$3,416		$19,743		$2,204
Interest-only	4,231		-		4,589		-		5,995		-

Total adjustable rate	$17,092		$3,177		$18,545		$3,416		$25,738		$2,204

Total stated income	$8,691		$-		$9,442		$-		$12,405		$-

(1)	Includes fixed rate interest-only loans of $455 million at September 30, 2007, $473 million at June 30, 2007 and $489 million at September 30, 2006.

(2)	Includes fixed rate interest-only loans of $50 million at September 30, 2007, $52 million at June 30, 2007 and $28 million at September 30, 2006.

The following table summarizes by lien position the Mortgage Services’ real estate secured loans originated and acquired subsequent to December 31, 2004 as a percentage of the total portfolio which were outstanding as of the following dates:

Mortgage Services’ Receivables Originated or Acquired after December 31, 2004
As of	First Lien	Second Lien

September 30, 2007	75%	90%
June 30, 2007	74%	90%
September 30, 2006	65%	89%

HSBC Finance Corporation

Receivable increases (decreases) since September 30, 2006 Real estate secured receivables decreased from the year-ago period driven by lower receivable balances in our Mortgage Services business resulting from the following:

>	In the second half of 2006, we reduced purchases of second lien and selected higher risk products.
>	In March 2007, we decided to discontinue new correspondent channel acquisitions.
>	In the second quarter of 2007, we sold $2.2 billion of loans from the Mortgage Services loan portfolio.

These actions have resulted in a significant reduction in the Mortgage Services portfolio since September 30, 2006. This attrition was partially offset by a decline in loan prepayments due to fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry as well as the higher interest rate environment which resulted in fewer prepayments as fewer alternatives to refinance loans existed for some of our customers. We anticipate the balance of this portfolio will continue to decrease going forward. The reduction in our Mortgage Services portfolio was partially offset by growth in our Consumer Lending branch business. Growth in our branch-based Consumer Lending business improved due to higher sales volumes and the decline in loan prepayments discussed above. Also contributing to the increase in our Consumer Lending business was the acquisition of the $2.5 billion Champion portfolio in November 2006. However, we anticipate that the actions we have taken to reduce risk going forward in our Consumer Lending business, including eliminating ARM loans, capping second lien LTV ratio requirements to either 80 or 90 percent based on geography and the overall tightening of credit score and debt-to-income requirements for first lien loans, will significantly limit growth in the future. We have also experienced strong real estate secured growth in our foreign real estate secured receivables as a result of Canadian branch operation expansions since September 30, 2006.

Auto finance receivables increased over the year-ago period due to organic growth principally in the near-prime portfolio as a result of growth in the consumer direct loan program and lower securitization levels. As compared to the year-ago period, continued growth from the expansion of an auto finance program in Canada also contributed to the increase. Credit card receivables reflect strong domestic organic growth in our General Motors, Union Privilege, Metris and non-prime portfolios. Private label receivables increased as compared to September 30, 2006 as a result of growth in our Canadian and U.K. business and changes in the foreign exchange rate since September 30, 2006, partially offset by the termination of new domestic retail sales contract originations in October 2006 by our Consumer Lending business. Personal non-credit card receivables increased as a result of increased marketing which subsequently has been reduced in the second half of 2007.

Receivable increases (decreases) since June 30, 2007 Real estate secured receivables have decreased since June 30, 2007. As discussed above, actions taken at our Mortgage Services business combined with normal portfolio attrition have resulted in a decline in the overall portfolio balance at our Mortgage Services business since June 30, 2007. These decreases were partially offset by real estate secured growth in our Consumer Lending business. In addition, the decline in loan prepayments has continued during the third quarter of 2007 which has resulted in lower run-off rates for our real estate secured portfolio. Growth in our auto finance portfolio reflects growth in our direct to consumer business. The increase in our credit card receivables is due to growth in our Union Privilege, Metris and non-prime portfolios. Private label receivables increased as a result of growth in our Canadian private label portfolio partially offset by the termination of new domestic retail sales contract originations in October 2006. Personal non-credit card receivables increased primarily due to higher levels of domestic personal non-credit card receivables, partially offset by reductions in new loan volume due to a tightening in underwriting.

HSBC Finance Corporation

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our consolidated statement of income (loss).

Net interest income The following table summarizes net interest income:

					Increase (decrease)
Three months ended September 30,	2007	(1)	2006	(1)	Amount	%

	(dollars are in millions)

Finance and other interest income	$4,715	11.71%	$4,535	11.43%	$180	4.0%
Interest expense	2,032	5.05	1,933	4.87	99	5.1

Net interest income	$2,683	6.66%	$2,602	6.56%	$81	3.1%

					Increase (decrease)
Nine months ended September 30,	2007	(1)	2006	(1)	Amount	%

	(dollars are in millions)

Finance and other interest income	$14,112	11.55%	$12,933	11.27%	$1,179	9.1%
Interest expense	6,131	5.02	5,318	4.63	813	15.3

Net interest income	$7,981	6.53%	$7,615	6.64%	$366	4.8%

(1)	% Columns: comparison to average owned interest-earning assets.

The increases in net interest income during the quarter and year-to-date periods were due to higher average receivables and higher overall yields, partially offset by higher interest expense. Overall yields increased due to increases in our rates on fixed and variable rate products which reflected market movements and various other repricing initiatives. Yields were also favorably impacted by receivable mix with increased levels of higher yielding products such as credit cards, due in part to reduced securitization levels and higher levels of average personal non-credit card receivables. Overall yield improvements were also impacted during the quarter by a shift in mix to higher yielding Consumer Lending real estate secured receivables resulting from attrition in the lower yielding Mortgage Services real estate secured receivable portfolio and the higher yielding Consumer Lending real estate secured receivables remaining on the balance sheet longer due to lower run-off rates. Overall yield improvements were partially offset by the impact of growth in non-performing assets. The higher interest expense in both periods was due to a higher cost of funds resulting from the refinancing of maturing debt at higher current rates. This was partially offset by the adoption of SFAS No. 159, which resulted in $85 million of realized losses in the quarter and $243 million of realized losses in the year-to-date period on swaps which previously were accounted for as effective hedges under SFAS No. 133 and reported as interest expense now being reported in other revenues. In addition, as part of our overall liquidity management strategy, we continue to extend the maturity of our liability profile which results in higher interest expense. Our purchase accounting fair value adjustments include both amortization of fair value adjustments to our external debt obligations and receivables. Amortization of purchase accounting fair value adjustments increased net interest income by $87 million during the three months ended September 30, 2007 and $197 million during the nine month period ended September 30, 2007. Amortization of purchase accounting fair value adjustments increased net interest income by $102 million during the three months ended September 30, 2006 and $331 million during the nine month period ended September 30, 2006.

Net interest margin increased during the three months ended September 30, 2007 as compared to the prior year quarter as the higher funding costs and higher nonperforming assets in the quarter were more than offset by improvements in the overall yield, primarily due to a shift in the current quarter due to a higher mix of higher yielding Consumer Lending real estate secured receivables in the overall real estate secured receivable portfolio as discussed above. However, net interest margin decreased in the nine months ended September 30, 2007 as compared to the year-ago period as the overall yield improvements were more than offset by the higher funding costs and an

HSBC Finance Corporation

increase in nonperforming assets in the period. The following table shows the impact of these items on net interest margin at September 30, 2007:

	Three Months	Nine Months
	Ended	Ended

Net interest margin – September 30, 2006	6.56%	6.64%
Impact to net interest margin resulting from:
Receivable pricing	.24	.24
Receivable mix	.24	.17
Growth in non-performing assets	(.17)	(.14)
Cost of funds	(.17)	(.38)
Other	(.04)	-

Net interest margin – September 30, 2007	6.66%	6.53%

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

Provision for credit losses The following table summarizes provision for credit losses:

			Increase (decrease)
	2007	2006	Amount	%

	(dollars are in millions)

Three months ended September 30,	$3,202	$1,384	$1,818	100+	%
Nine months ended September 30,	6,849	3,498	3,351	95.8

Our provision for credit losses increased markedly during both periods reflecting higher loss estimates in our Consumer Lending, Mortgage Services and Credit Card Services businesses due to the following:

>	Consumer Lending experienced higher loss estimates primarily in its real estate secured receivable portfolios due to higher levels of charge-off and delinquency driven by a faster deterioration of portions of the real estate secured receivable portfolio in the third quarter of 2007. Weakening early stage delinquency previously reported continued to worsen and migrate into later stage delinquency due to the marketplace changes previously discussed. Lower receivable run-off, growth in average receivables and portfolio seasoning also resulted in a higher real estate secured credit loss provision. Also contributing to the increase in both periods was higher loss estimates in Consumer Lending’s personal non-credit card portfolio due to seasoning, a deterioration of 2006 vintages originated through the direct mail channel in certain geographic regions and increased levels of personal bankruptcy filings as compared to the exceptionally low filing levels experienced in 2006 as a result of the new bankruptcy law in the United States which went into effect in October 2005.
>	Mortgage Services experienced higher levels of charge-offs and delinquency as portions of the portfolio purchased in 2005 and 2006 continue to season and progress as expected into various stages of delinquency and charge-off. Additionally during the third quarter of 2007, our Mortgage Services portfolio has also experienced higher loss estimates in these portfolios, particularly in the second lien portfolio, as receivable run-off continues to slow and the mortgage lending industry trends we have experienced worsened.
>	Credit Card Services’ experienced higher loss estimates as a result of higher average receivable balances due in part in the nine month period to lower securitization levels, portfolio seasoning, a shift in mix to higher levels of non-prime receivables as well as the increased levels of personal bankruptcy filings discussed above.

These increases were partially offset in the quarter by lower loss estimates for our U.K. operations reflecting improvements in delinquency and charge-offs.

HSBC Finance Corporation

In 2006, we began to experience a deterioration in the performance of mortgage loans acquired in 2005 and 2006 by our Mortgage Services business, particularly in the second lien and portions of the first lien portfolio which resulted in higher delinquency, charge-offs and loss estimates in these portfolios. In the first half of 2007, we experienced higher levels of net charge-off in these components as the higher delinquency we began to experience in the prior year began to migrate to charge-off. During the third quarter of 2007, there has been unprecedented turmoil in the mortgage lending industry, including rating agency downgrades of debt secured by subprime mortgages which resulted in a marked reduction in secondary market demand for subprime loans. However, none of our secured financings were downgraded. The lower demand for subprime loans resulted in reduced liquidity in the marketplace for subprime mortgages. Mortgage lenders also tightened lending standards which impacted borrower’s ability to refinance existing mortgage loans. It is now generally believed that the slowdown in the housing market will be deeper in terms of its impact on housing prices and the duration of this slowdown will be much longer than originally anticipated. The combination of these factors has further reduced the refinancing opportunities of some of our customers as the ability to refinance and access any equity in their homes is no longer an option for many customers as home price appreciation remains stagnant in some markets and depreciates in others. This impacts both credit performance and run-off rates and has resulted in rising delinquency rates for real estate secured loans in our portfolio and across the industry which has resulted in higher loss estimates in our Mortgage Services business than previously anticipated. As a result, we increased credit loss reserves for our Mortgage Services real estate secured portfolios by recording provision in excess of net charge-offs of $277 million in the three months ended September 30, 2007 and $360 million in the year-to-date period. In 2006, we increased credit loss reserves for our Mortgage Services real estate secured portfolios by recording provision in excess of net charge-offs of $121 million in the three months ended September 30, 2006 and $257 million in the nine months ended September 30, 2006.

We previously reported in the second quarter of 2007 that we were beginning to experience weakening in early stage performance in certain Consumer Lending real estate secured loans originated since late 2005, consistent with the industry trend. This trend worsened considerably in the third quarter of 2007 largely as a result of the marketplace conditions discussed above. Credit performance of our Consumer Lending mortgage portfolio deteriorated across all vintages during the quarter, including 2007 originations, but in particular in loans which were originated in 2006 as dollars of two-months-and-over contractual delinquency on the Consumer Lending real estate portfolio increased $462 million or 40 percent since June 2007 and $585 million or 57 percent since the beginning of the year. The deterioration has been most severe in the first lien portions of the portfolio in the geographic regions most impacted by the decline in home value appreciation, in particular the states of California, Florida, Arizona, Virginia, Washington, Maryland, Minnesota, Massachusetts and New Jersey which account for approximately 70 percent of the increase in dollars of two-months-and-over contractual delinquency during 2007. This worsening trend and an outlook for increased charge-offs has resulted in a marked increase in credit loss reserves for our Consumer Lending real estate secured portfolio during the third quarter as we recorded provision in excess of net charge-offs of $519 million in the three months ended September 30, 2007 and of $733 million in the year-to-date period. In 2006, we increased credit loss reserves for our Consumer Lending real estate secured portfolios by recording provision in excess of net charge-offs of $11 million in the three months ended September 30, 2006 and decreased credit loss reserves for the nine months ended September 30, 2006 by recording provision less than net charge-offs of $34 million.

In addition to the factors discussed above, our provision for credit losses in the nine months ended September 30, 2007 also reflects higher loss estimates in second lien loans purchased in 2004 through the third quarter of 2006 by our Consumer Lending business as part of a second lien bulk acquisition program which has subsequently been discontinued, which increased credit loss reserves by $25 million in the three months ended September 30, 2007 and $113 million during the year-to-date period. At September 30, 2007, the outstanding principal balance of these second lien loans acquired by the Consumer Lending business was approximately $1.1 billion. Additionally, the provision for credit losses for our United Kingdom business in the nine months ended September 30, 2007 also reflects the impact from a refinement in the methodology used to calculate roll rate percentages which is consistent with our other businesses and we believe reflects a better estimate of probable losses currently inherent in the loan portfolio as well as higher loss estimates for restructured loans.

The provision as a percentage of average receivables, annualized, was 8.10 percent in the current quarter and 5.70 percent year-to-date, compared to 3.55 percent and 3.11 percent in the year-ago periods. In 2007, credit loss

HSBC Finance Corporation

reserves increased as the provision for credit losses was $1,462 million greater than net charge-offs in the third quarter of 2007 and $2,034 million greater than net charge-offs in the year-to-date period. In 2006, credit loss reserves increased as the provision for credit losses was $246 million greater than net charge-offs in the third quarter of 2006 and $352 million greater than net charge-offs in the year-to-date period.

Net charge-off dollars totaled $1,740 million during the three months ended September 30, 2007 as compared to $1,138 million in the year-ago quarter and $4,815 million during the nine months ended September 30, 2007 as compared to $3,146 million in the year-ago period. This increase was driven by our Mortgage Services business, as loans originated and acquired in 2005 and early 2006 are progressing to charge-off as well as higher average receivable levels, seasoning in our credit card and Consumer Lending portfolios and increased levels of personal bankruptcy filings as compared to the exceptionally low filing levels experienced in 2006 as a result of the new bankruptcy law in the United States. The provision for credit losses may vary from quarter to quarter depending on the product mix and credit quality of loans in our portfolio. See “Credit Quality” included in this MD&A for further discussion of factors affecting the provision for credit losses.

Other revenues The following table summarizes other revenues:

			Increase (decrease)
Three months ended September 30,	2007	2006	Amount	%

	(dollars are in millions)

Securitization related revenue	$15	$24	$(9)	(37.5)%
Insurance revenue	244	280	(36)	(12.9)
Investment income	34	31	3	9.7
Derivative (expense) income	(4)	68	(72)	(100+ )
Gain on debt designated at fair value and related derivatives	519	-	519	100.0
Fee income	660	542	118	21.8
Enhancement services revenue	167	129	38	29.5
Taxpayer financial services revenue	(27)	4	(31)	(100+ )
Gain on receivable sales to HSBC affiliates	94	101	(7)	(6.9)
Servicing and other fees from HSBC affiliates	133	121	12	9.9
Other (expense) income	(17)	34	(51)	(100+ )

Total other revenues	$1,818	$1,334	$484	36.3%

			Increase (decrease)
Nine months ended September 30,	2007	2006	Amount	%

	(dollars are in millions)

Securitization related revenue	$58	$146	$(88)	(60.3)%
Insurance revenue	667	750	(83)	(11.1)
Investment income	92	99	(7)	(7.1)
Derivative (expense) income	(50)	118	(168)	(100+ )
Gain on debt designated at fair value and related derivatives	533	-	533	100.0
Fee income	1,862	1,353	509	37.6
Enhancement services revenue	465	382	83	21.7
Taxpayer financial services revenue	216	258	(42)	(16.3)
Gain on receivable sales to HSBC affiliates	298	283	15	5.3
Servicing and other fees from HSBC affiliates	398	355	43	12.1
Other (expense) income	(65)	186	(251)	(100+ )

Total other revenues	$4,474	$3,930	$544	13.8%

HSBC Finance Corporation

Securitization related revenue is the result of the securitization of our receivables and includes the following:

			Increase (decrease)
Three months ended September 30,	2007	2006	Amount	%

	(dollars are in millions)

Net replenishment gains(1)	$6	$4	$2	50.0%
Servicing revenue and excess spread	9	20	(11)	(55.0)

Total	$15	$24	$(9)	(37.5)%

			Increase (decrease)
Nine months ended September 30,	2007	2006	Amount	%

	(dollars are in millions)

Net replenishment gains(1)	$22	$23	$(1)	(4.3)%
Servicing revenue and excess spread	36	123	(87)	(70.7)

Total	$58	$146	$(88)	(60.3)%

(1)	Net replenishment gains reflect inherent recourse provisions of $4 million in the three months ended September 30, 2007 and $13 million in the nine months ended September 30, 2007. Net replenishment gains reflect inherent recourse provisions of $7 million in the three months ended September 30, 2006 and $37 million in the nine months ended September 30, 2006.

The decline in securitization related revenue in the three and nine months ended September 30, 2007 was due to decreases in the level of securitized receivables as a result of our decision in the third quarter of 2004 to structure all new collateralized funding transactions as secured financings. Because existing public credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables continue to be sold to these trusts until the revolving periods end, the last of which is currently projected to occur in the fourth quarter of 2007. While the termination of sale treatment on new collateralized funding activity and the reduction of sales under replenishment agreements reduced our reported net income, there is no impact on cash received from operations.

Insurance revenue decreased in the three and nine months ended September 30, 2007 primarily due to lower insurance sales volumes in our U.K. operations, including a planned phase out of the use of our largest external broker between January and April 2007. This was partially offset in the nine month period ended September 30, 2007 by higher insurance revenue in our domestic operations due to the introduction of lender placed products in our Auto Finance business and the negotiation of lower commission payments in certain products offered by our Retail Services business net of the impact of the cancellation of a significant policy effective January 1, 2007.

Investment income, which includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities, was essentially flat as compared to the prior year quarter but decreased in the nine months ended September 30, 2007 primarily due to higher amortization of fair value adjustments.

Derivative (expense) income includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS No. 133 as well as the ineffectiveness on derivatives which are qualifying hedges. Prior to the election of FVO reporting for certain fixed rate debt, we accounted for the realized gains and losses on swaps associated with this debt which qualified as effective hedges under SFAS No. 133 in interest expense and any ineffectiveness which resulted from changes in the fair value of the swaps as compared to changes in the interest rate component value of the debt was recorded as a component of derivative income. With the adoption of SFAS No. 159 beginning in January 2007, we eliminated hedge accounting on these swaps and as a result, realized and unrealized gains and losses on these derivatives and changes in the interest rate component value of the aforementioned debt are now included in Gain on debt designated at fair value and related derivatives in the consolidated statement of income (loss) which impacts the comparability of derivative income between periods.

HSBC Finance Corporation

Derivative (expense) income is summarized in the table below:

Three months ended September 30,	2007	2006

	(in millions)

Net realized losses	$(7)	$(4)
Mark-to-market on derivatives which do not qualify as effective hedges	-	65
Ineffectiveness	3	7

Total	$(4)	$68

Nine months ended September 30,	2007	2006

	(in millions)

Net realized gains (losses)	$(21)	$2
Mark-to-market on derivatives which do not qualify as effective hedges	(6)	14
Ineffectiveness	(23)	102

Total	$(50)	$118

Derivative income decreased during both periods due to changes in the interest rate curve and to the adoption of SFAS No. 159. Declines in interest rates resulted in a lower value of our interest rate swaps as compared to the prior periods. The decrease in income from ineffectiveness is due to a significantly lower number of interest rate swaps which are accounted for under the long-haul method of accounting as a result of the adoption of SFAS No. 159. As discussed above, the mark-to-market on the swaps associated with debt we have now designated at fair value, as well as the mark-to-market on the interest rate component of the debt, which accounted for the majority of the ineffectiveness recorded in 2006, is now reported in the consolidated income statement as Gain on debt designated at fair value and related derivatives. Additionally, in the second quarter of 2006, we completed the redesignation of all remaining short cut hedge relationships as hedges under the long-haul method of accounting. Redesignation of swaps as effective hedges reduces the overall volatility of reported mark-to-market income, although re-establishing such swaps as long-haul hedges creates volatility as a result of hedge ineffectiveness.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting, the ineffectiveness recorded on our qualifying hedges under the long haul method of accounting or the impact from adopting SFAS No. 159, affects the comparability of our reported results between periods. Accordingly, derivative income for the three and nine months ended September 30, 2007 should not be considered indicative of the results for any future periods.

Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as a result of adopting SFAS No. 159 effective January 1, 2007 as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. Prior to the election of FVO reporting for certain fixed rate debt, we accounted for the realized gains and losses on swaps associated with this debt which qualified as effective hedges under SFAS No. 133 in interest expense and any ineffectiveness which resulted from changes in the value of the swaps as compared to changes in the interest rate

HSBC Finance Corporation

component value of the debt was recorded in derivative income. These components are summarized in the table below:

Three months ended September 30,	2007	2006

	(in millions)

Mark-to-market on debt designated at fair value:
Interest rate component	$(723)	$-
Credit risk component	608	-

Total mark-to-market on debt designated at fair value	(115)	-
Mark-to-market on the related derivatives	719	-
Net realized gains (losses) on the related derivatives	(85)	-

Total	$519	$-

Nine months ended September 30,	2007	2006

	(in millions)

Mark-to-market on debt designated at fair value:
Interest rate component	$(350)	$-
Credit risk component	846	-

Total mark-to-market on debt designated at fair value	496	-
Mark-to-market on the related derivatives	280	-
Net realized gains (losses) on the related derivatives	(243)	-

Total	$533	$-

The change in the fair value of the debt and the change in value of the related derivatives reflects the following:

>	Interest rate curve – Interest rates decreased in both the quarter and year-to-date period. The falling interest rates caused the value of our fixed rate FVO debt to increase thereby resulting in a loss in the Interest rate component during the third quarter of 2007. The value of the receive fixed/pay variable swaps rose in response to these falling interest rates and resulted in a gain in Mark-to-market on the related derivatives.
>	Credit – Our credit spreads widened significantly during the three month period ended September 30, 2007, resulting from the general widening of credit spreads related to the financial and fixed income sectors as well as the general lack of liquidity in the secondary bond market in the quarter. The fair value benefit from the change of our own credit spreads is the result of having historically raised debt at credit spreads which are not available under today’s market conditions.

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

Taxpayer financial services revenue decreased during the three months ended September 30, 2007 primarily due to higher loss estimates attributable to increased levels of fraud detected by the IRS in tax returns filed in the 2007 tax

HSBC Finance Corporation

season. Additionally, in the nine months ended September 30, 2007, the decrease was also due to restructured pricing, partially offset by higher loan volume in the 2007 tax season.

Gain on receivable sales to HSBC affiliates includes the daily sales of domestic private label receivable originations (excluding retail sales contracts) and certain credit card account originations to HSBC Bank USA and prior to our decision to cease its operations, Decision One loan sales to HSBC Bank USA. In the third quarter of 2007, we sold $274 million of real estate secured receivables from our Decision One operations to HSBC Bank USA to support the secondary market activities of our affiliates and realized a loss of $16 million. Excluding the loss on this real estate secured receivable portfolio, gain on receivable sales to HSBC affiliates increased in both periods reflecting higher sales volumes of domestic private label receivable and credit card account originations as well as higher premiums on our credit card sales volumes.

Servicing and other fees from HSBC represents revenue received under service level agreements under which we service credit card and domestic private label receivables as well as real estate secured and auto finance receivables for HSBC affiliates. The increases primarily relate to higher levels of receivables being serviced on behalf of HSBC Bank USA.

Other income decreased in both periods primarily due to losses on real estate secured receivables held for sale by our Decision One mortgage operations of $99 million in the three months ended September 30, 2007 and $189 million in the year-to-date period. In 2006, Decision One recorded gains on real estate secured receivables held for sale of $33 million in the three months ended September 30, 2006 and gains of $96 million in the nine months ended September 30, 2006. Loan sale volumes in our Decision One mortgage operations have decreased from $12.5 billion in the nine months ended September 30, 2006 to $4.3 billion in the nine months ended September 30, 2007. Losses on real estate secured receivables held for sale were partially offset by a net gain of $115 million on the sale of a portion of our portfolio of MasterCard Class B shares during the quarter. Other income in the nine months ended September 30, 2007 also includes a loss of $20 million on the sale of $2.2 billion of real estate secured receivables by our Mortgage Services business.

Costs and expenses

The following table summarizes total costs and expenses:

			Increase
			(decrease)
Three months ended September 30,	2007	2006	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$582	$571	$11	1.9%
Sales incentives	54	94	(40)	(42.6)
Occupancy and equipment expenses	77	78	(1)	(1.3)
Other marketing expenses	162	197	(35)	(17.8)
Other servicing and administrative expenses	319	287	32	11.1
Support services from HSBC affiliates	300	261	39	14.9
Amortization of intangibles	63	63	-	-
Policyholders’ benefits	142	123	19	15.4
Goodwill impairment charge	881	-	881	100.0

Total costs and expenses	$2,580	$1,674	$906	54.1%

HSBC Finance Corporation

			Increase
			(decrease)
Nine months ended September 30,	2007	2006	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$1,778	$1,716	$62	3.6%
Sales incentives	184	272	(88)	(32.4)
Occupancy and equipment expenses	240	240	-	-
Other marketing expenses	602	546	56	10.3
Other servicing and administrative expenses	824	762	62	8.1
Support services from HSBC affiliates	884	783	101	12.9
Amortization of intangibles	189	206	(17)	(8.3)
Policyholders’ benefits	356	348	8	2.3
Goodwill impairment charge	881	-	881	100.0

Total costs and expenses	$5,938	$4,873	$1,065	21.9%

Salaries and employee benefits increased in three month period due to increased collection activities and severance costs of $15 million related to the decisions to cease Decision One operations and to close the loan underwriting, processing and collection facility located in Carmel, Indiana. These increases were partially offset by lower salary expense in our Mortgage Services, Credit Card Services and United Kingdom operations. Lower salary in our Credit Card Services operations was due to efficiencies from the integration of the Metris acquisition which occurred in December 2005 and efficiencies derived from the use of support services from HSBC affiliates. Salary expense was lower for our Mortgage Services operations as a result of the termination of employees associated with loan origination activities resulting from the discontinuance of correspondent channel acquisitions in March 2007. The lower salary expense in our United Kingdom operations reflects lower staffing levels. Salaries and employee benefits were higher in the year-to-date period as a result of additional staffing, primarily in our Consumer Lending, Retail Services and Canadian businesses to support the higher levels of average receivables, higher employee benefit costs and increased collection activities as well as the aforementioned severance costs. These increases were partially offset by lower salary expense in our Credit Card Services and Mortgage Services operations as discussed above.

Sales incentives decreased in both periods due to lower origination volumes in our correspondent and Decision One operations due to the decision to reduce purchases in the second half of 2006 and the decisions in 2007 to discontinue correspondent channel acquisitions and cease Decision One operations. As a result of the decision to cease operations at our Decision One mortgage operations, sales incentives will continue to decrease in the future. Also contributing to the decrease were lower loan origination volumes in our Consumer Lending business.

Occupancy and equipment expenses were essentially flat during both periods as decreases due to depreciation expense and rental expense were offset by higher costs for maintenance of our facilities.

Other marketing expenses includes payments for advertising, direct mail programs and other marketing expenditures. The increase in marketing expense for the nine months ended September 30, 2007 was primarily related to increased domestic credit card and co-branded credit card marketing expenses. The decrease in the three months ended September 30, 2007 reflects the decision in the third quarter of 2007 to reduce credit card, co-branded credit card and personal non-credit card marketing expenses in an effort to slow receivable growth in these portfolios.

Other servicing and administrative expenses increased during both periods primarily due to higher REO expenses partially offset by lower insurance operating expenses in our domestic operations. In addition, other servicing and administrative expenses were also higher in the nine month period ended September 30, 2007 resulting from a valuation adjustment of $31 million to record our investment in the U.K. Insurance Operations at the lower of cost or market as a result of designating this operations as “Held for Sale,” partially offset by an increase in interest income of approximately $74 million in the year-to-date period relating to various contingent tax items with the taxing authority.

HSBC Finance Corporation

Support services from HSBC affiliates includes technology and other services charged to us by HSBC Technology and Services (USA) Inc. (“HTSU”), which increased in the three and nine months ended September 30, 2007 primarily to support higher levels of average receivables.

Amortization of intangibles was flat in the three months ended September 30, 2007 and lower in the year-to-date period as an individual contractual relationship became fully amortized in the first quarter of 2006.

Policyholders’ benefits increased in both periods due to higher policyholders’ benefits in our U.K. operations, partially offset by lower policyholders’ benefits in our domestic operations. The higher policyholder benefits in our U.K. operations was due to a new reinsurance agreement, partially offset by lower sales volumes.

Efficiency ratio The following table summarizes our efficiency ratio:

	2007	2006

Three months ended September 30	55.93%	40.68%
Nine months ended September 30	46.14%	40.41%

Our efficiency ratio deteriorated as compared to the prior year quarter and the year-ago period. Our efficiency ratio was significantly impacted in both the three and nine month periods ended September 30, 2007 by the goodwill impairment charge relating to our Mortgage Services business which was partially offset by the change in the credit risk component of our fair value optioned debt. Excluding these items, the efficiency ratio deteriorated 83 basis points as compared to the prior year quarter and 137 basis points as compared to the year-ago period. The deterioration in the three months ended September 30, 2007 was primarily due to realized losses on real estate secured receivable sales and lower derivative income, partially offset by higher fee income and higher net interest income due to higher levels of average receivables. Excluding the goodwill impairment charge, costs and expenses during the quarter were essentially flat as increased collection activities and severance costs recorded during the quarter were largely offset by lower salary and employee benefits and sales incentives resulting from the discontinuance of correspondent channel acquisitions, lower marketing expenses and the impact of cost containment measures. In the nine month period, realized losses on real estate secured receivable sales, lower derivative income and higher costs and expenses were more than offset by higher fee income and higher net interest income due to the higher levels of average receivables discussed above.

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

Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis since we report results to our parent, HSBC, who prepares its consolidated financial statements in accordance with IFRSs. IFRS Management Basis results are IFRSs results adjusted to assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend

HSBC Finance Corporation

policy and report to regulatory agencies on a U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 11, “Business Segments.”

Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment:

			Increase (decrease)
Three months ended September 30	2007	2006	Amount	%

	(dollars are in millions)

Net income (loss)(1)	$(686)	$442	$(1,128)	(100+ )%
Net interest income	2,145	2,187	(42)	(1.9)
Other operating income	60	283	(223)	(78.8)
Loan impairment charges	2,585	1,034	1,551	100+
Operating expenses	720	766	(46)	(6.0)
Intersegment revenues	76	61	15	24.6
Customer loans	138,265	141,620	(3,355)	(2.4)
Assets	136,157	143,507	(7,350)	(5.1)
Net interest margin, annualized	6.18%	6.22%	-	-
Return on average assets	(2.00)	1.24	-	-

			Increase (decrease)
Nine months ended September 30	2007	2006	Amount	%

	(dollars are in millions)

Net income (loss)(1)	$(328)	$1,700	$(2,028)	(100+ )%
Net interest income	6,446	6,558	(112)	(1.7)
Other operating income	425	870	(445)	(51.1)
Loan impairment charges	5,187	2,478	2,709	100+
Operating expenses	2,227	2,296	(69)	(3.0)
Intersegment revenues	199	181	18	9.9
Net interest margin, annualized	6.07%	6.42%	-	-
Return on average assets	(.31)	1.64	-	-

(1)	The Consumer Segment net income (loss) reported above includes a net loss of $(472) million in the three months ended September 30, 2007 and a net loss of $(757) million in the year-to-date period for our Mortgage Services business which is no longer generating new loan origination volume as a result of the decisions to discontinue correspondent channel acquisitions and cease Decision One operations. Our Mortgage Services business contributed net income of $51 million in the three months ended September 30, 2006 and net income of $263 million in the nine months ended September 30, 2006.

Our Consumer segment reported a net loss in the three months and nine months ended September 30, 2007 due to higher loan impairment charges, lower net interest income and lower other operating income, partially offset by lower operating expenses.

Loan impairment charges for the Consumer segment increased markedly during both periods reflecting higher loss estimates in our Consumer Lending and Mortgage Services businesses due to the following:

>	Consumer Lending experienced higher loss estimates primarily in its real estate secured receivable portfolios due to higher levels of charge-off and delinquency driven by a faster deterioration of portions of the real estate secured receivable portfolio in the third quarter of 2007. Weakening early stage delinquency previously reported continued to worsen and migrate into later stage delinquency due to the marketplace changes previously discussed. Lower receivable run-off, growth in average receivables and portfolio seasoning also resulted in a higher real estate secured credit loss provision. Also contributing to the increase in both periods was higher loss estimates in Consumer Lending’s personal non-credit card portfolio due to seasoning, a deterioration of 2006 vintages originated through the direct mail channel in certain geographic regions and increased levels of

HSBC Finance Corporation

personal bankruptcy filings as compared to the exceptionally low filing levels experienced in 2006 as a result of the new bankruptcy law in the United States which went into effect in October 2005.

>	Mortgage Services experienced higher levels of charge-offs and delinquency as portions of the portfolio purchased in 2005 and 2006 continue to season and progress as expected into various stages of delinquency and charge-off. Additionally during the third quarter of 2007, our Mortgage Services portfolio has experienced higher loss estimates in these portfolios, particularly in the second lien portfolio, as receivable run-off continues to slow and the mortgage lending industry trends we have experienced worsened.

Also contributing to the increase in both periods was a higher mix of unsecured loans such as private label and personal non-credit card receivables, deterioration in credit performance of portions of our Retail Services private label portfolio and increased levels of personal bankruptcy filings as compared to the exceptionally low filing levels experienced in 2006 as a result of the new bankruptcy law in the United States which went into effect in October 2005. As previously discussed, a marked increase in dollars of delinquency in the Consumer Lending real estate secured portfolio has been most severe in the first lien portions of the portfolio in the geographic regions most impacted by the decline in home value appreciation, in particular the states of California, Florida, Arizona, Virginia, Washington, Maryland, Minnesota, Massachusetts and New Jersey which account for approximately 70 percent of the increase in dollars of two-months-and-over contractual delinquency during 2007. During the quarter, our Mortgage Services portfolio has also seen higher than anticipated delinquency and loss estimates in its mortgage loans acquired in 2005 and 2006, particularly in the second lien. The increase in loan impairment charges in our Retail Services business reflects higher delinquency levels during the quarter due to deterioration in credit performance, seasoning of the co-branded credit card introduced in the third quarter of 2006 and higher bankruptcy levels. The increase in loan impairment charges at our Consumer Lending business was also due to higher loss estimates related to second lien loans purchased in 2004 through the third quarter of 2006 as part of a second lien bulk acquisition program which has subsequently been discontinued, which increased credit loss reserves $25 million in the quarter and $113 million during the year-to-date period. At September 30, 2007, the outstanding principal balance of these second lien loans acquired by the Consumer Lending business was approximately $1.1 billion. In 2007, credit loss reserves increased as loan impairment charges were $1,297 million greater than net charge-offs in the third quarter of 2007 and $1,622 million greater than net charge-offs in the year-to-date period. In 2006, credit loss reserves increased as the provision for credit losses was $188 million greater than net charge-offs in the third quarter of 2006 and $24 million greater than net charge-offs in the year-to-date period.

Net interest income decreased during the three and nine months ended September 30, 2007 as higher finance and other interest income primarily due to higher average customer loans and higher overall yields was more than offset by higher interest expense. Overall yields reflect growth in unsecured customer loans at current market rates. The higher interest expense was due to significantly higher cost of funds due to a rising interest rate environment. The decrease in net interest margin in both periods was a result of the cost of funds increasing more rapidly than our ability to increase receivable yields. However, in the current quarter net interest margin has shown improvement due to a shift to a higher mix of higher yielding Consumer Lending real estate secured receivables in the overall real estate secured receivable portfolio resulting from attrition in the lower yielding Mortgage Services real estate secured portfolio and the higher yielding real estate secured loans in our Consumer Lending business remaining on balance sheet longer due to lower run-off rates. Other operating income decreased in both the three and nine months ended September 30, 2007 primarily due to losses on loans held for sale by our Decision One mortgage operations and in the year-to-date period the loss on the sale of $2.2 billion of loans from the Mortgage Services portfolio, partially offset by higher late and overlimit fees associated with our co-branded credit card portfolio. Operating expenses were lower in the three and nine months ended September 30, 2007 due to lower professional fees and lower operating expenses resulting from lower mortgage origination volumes and the termination of employees as part of the decision to discontinue new correspondent channel acquisitions, partially offset by restructuring charges of $23 million in the third quarter of 2007 related to the decision to cease Decision One mortgage operations which consists primarily of severance and lease termination costs and the decision to close a loan underwriting, processing and collection facility in Carmel, Indiana.

HSBC Finance Corporation

Customer loans for our Consumer segment can be further analyzed as follows:

		Increases (decreases) from
		June 30,		September 30,
	September 30,	2007		2006
	2007	$	%	$	%

	(dollars are in millions)

Real estate secured	$88,814	$(1,481)	(1.6)%	$(5,303)	(5.6)%
Auto finance	12,860	154	1.2	516	4.2
Private label, including co-branded cards	18,208	391	2.2	971	5.6
Personal non-credit card	18,383	82	.4	461	2.6

Total customer loans	$138,265	$(854)	(.6)%	$(3,355)	(2.4)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (decreases) from
		June 30,		September 30,
	September 30,	2007		2006
	2007	$	%	$	%

	(dollars are in millions)

Mortgage Services	$38,872	$(2,654)	(6.4)%	$(12,783)	(24.7)%
Consumer Lending	49,942	1,173	2.4	7,480	17.6

Total real estate secured	$88,814	$(1,481)	(1.6)%	$(5,303)	(5.6)%

Customer loans decreased 2 percent at September 30, 2007 as compared to $141.6 billion at September 30, 2006. Real estate secured loans decreased at September 30, 2007 as compared to the prior quarter. The decrease in real estate secured loans in the quarter was primarily in our Mortgage Services portfolio as a result of revisions to its business plan beginning in the second half of 2006 and continuing into 2007. These decisions have resulted in a significant decrease in the Mortgage Services portfolio since September 30, 2006. This attrition was partially offset by a decline in loan prepayments due to fewer refinancing opportunities for our customers as a result of the previously discussed trends impacting the mortgage lending industry as well as the higher interest rate environment. We anticipate the attrition in this portfolio will continue going forward. The decrease in our Mortgage Services portfolio was partially offset by growth in our Consumer Lending branch business. Growth in our branch-based Consumer Lending business improved due to higher sales volumes and the decline in loan prepayments discussed above. Also contributing to the increase in our Consumer Lending business was the acquisition of the $2.5 billion Champion portfolio in November 2006. However, we anticipate that the actions we have taken to reduce risk going forward in our Consumer Lending business as previously discussed, will significantly limit growth in the future. Growth in our auto finance portfolio reflects organic growth principally in the near-prime portfolio as a result of growth in our direct to consumer business. The increase in our private label portfolio is due to organic growth and growth in the co-branded card portfolio launched by our Retail Services operations during the third quarter of 2006. Growth in our personal non-credit card portfolio was the result of increased marketing in the second half of 2006, including several large direct mail campaigns.

Compared to the prior quarter, customer loans decreased .6 percent. As discussed above, actions taken at our Mortgage Services business combined with normal portfolio attrition have resulted in a decline in the overall portfolio balance at our Mortgage Services business since June 30, 2007. These decreases were partially offset by real estate secured loan growth in our Consumer Lending business. In addition, the rate of decline in loan prepayments has increased during the third quarter of 2007 which has resulted in lower run-off rates for our real estate secured portfolio. Growth in our auto finance portfolio reflects continued growth in our direct to consumer business. The private label portfolio increased from the prior quarter due to growth in the co-branded card portfolio launched by our Retail Services operations during the third quarter of 2006.

ROA was (2.00) percent for the three months ended September 30, 2007 and (.31) percent for the nine months ended September 30, 2007, compared to 1.24 percent in the three months ended September 30, 2006 and 1.64 percent in

HSBC Finance Corporation

the nine months ended September 30, 2006. The decrease in the ROA ratio in these periods is primarily due to the increase in loan impairment charges as discussed above, as well as higher average assets for the year-to-date period.

Credit Card Services Segment The following table summarizes the IFRS Management Basis results for our Credit Card Services segment:

			Increase (decrease)
Three months ended September 30	2007	2006	Amount	%

	(dollars are in millions)

Net income	$377	$356	$21	5.9%
Net interest income	900	737	163	22.1
Other operating income	916	651	265	40.7
Loan impairment charges	764	393	371	94.4
Operating expenses	446	452	(6)	(1.3)
Intersegment revenues	3	6	(3)	(50.0)
Customer loans	29,585	26,357	3,228	12.2
Assets	29,162	26,879	2,283	8.5
Net interest margin, annualized	12.03%	10.92%	-	-
Return on average assets	5.16	5.26	-	-

			Increase (decrease)
Nine months ended September 30	2007	2006	Amount	%

	(dollars are in millions)

Net income	$1,050	$1,111	$(61)	(5.5)%
Net interest income	2,548	2,341	207	8.8
Other operating income	2,369	1,692	677	40.0
Loan impairment charges	1,824	970	854	88.0
Operating expenses	1,423	1,321	102	7.7
Intersegment revenues	13	16	(3)	(18.8)
Net interest margin, annualized	11.79%	11.92%	-	-
Return on average assets	4.91	5.58	-	-

Our Credit Card Services segment reported higher net income for the three months ended September 30, 2007 and lower net income for the year-to-date period. The increase in net income for the three months ended September 30, 2007 was primarily due to higher net interest income, higher other operating income and lower operating expenses, partially offset by higher loan impairment charges. The decrease in net income for the year-to-date period was primarily due to higher loan impairment charges and higher operating expenses, partially offset by higher net interest income and higher other operating income. Loan impairment charges were higher in the three and nine month periods ended September 30, 2007 due to higher delinquency levels as a result of receivable growth, a continued shift in mix to higher levels of non-prime receivables and portfolio seasoning as well as an increase in bankruptcy filings as compared to the year-ago periods which benefited from reduced levels of personal bankruptcy filings following the enactment of new bankruptcy law in the United States which went into effect in October 2005. We increased loss reserves by recording loss provision greater than net charge-off of $279 million in the three months ended September 30, 2007 and $437 million in the year-to-date period. We increased loss reserves by recording loss provision greater than net charge-off of $121 million in the three months ended September 30, 2006 and $183 million in the nine months ended September 30, 2006.

Net interest income increased in both periods due to higher overall yields due in part to higher levels of near-prime and non-prime customer loans, partially offset by higher interest expense. Net interest margin increased in the three months ended September 30, 2007 while net interest margin decreased in the year-to-date period. Net interest

HSBC Finance Corporation

margin decreased in the year-to-date period as net interest income during the nine months ended September 30, 2006 benefited from the implementation of a methodology for calculating the effective interest rate for introductory rate credit card customer loans under IFRSs over the expected life of the product. Of the amount recognized, $131 million increased net interest income during the nine month period ended September 30, 2006 which otherwise would have been recorded in prior periods. Excluding the impact of the above from net interest margin, net interest margin increased in both periods primarily due to higher overall yields due to increases in non-prime customer loans, higher pricing on variable rate products and other pricing initiatives, partially offset by a higher cost of funds.

Increases in other operating income resulted from loan growth which resulted in higher late fees and overlimit fees and higher enhancement services revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan. Additionally, we recorded a gain of $113 million on the sale of our portfolio of MasterCard Class B shares during the quarter. Higher operating expenses for the nine months ended September 30, 2007 were also incurred to support receivable growth including increases in marketing expenses.

Customer loans increased 12 percent compared to $26.4 billion at September 30, 2006. The increase reflects strong domestic organic growth in our General Motors, Union Privilege, Metris and non-prime portfolios. Compared to June 30, 2007, customer loans increased 2 percent. The increase during the quarter was due to growth in our Union Privilege, Metris and non-prime portfolios.

The decrease in ROA in the three and nine months ended September 30, 2007 is due to higher average assets and for the nine month period the lower net income as discussed above.

In the fourth quarter of 2007, the Credit Card Services business will be initiating certain changes related to fee and finance charge billings as a result of continuing reviews to ensure our practices reflect our brand principles. Preliminary estimates of the potential impact of these changes are based on numerous assumptions and take into account factors which are difficult to predict, such as changes in customer behavior. We estimate that these changes will reduce fee and finance charge income by approximately $50 million to $60 million in the fourth quarter of 2007 and approximately $225 million to $250 million in 2008.

We are also considering the sale of our General Motors MasterCard and Visa portfolio to HSBC Bank USA in the future in order to maximize the efficient use of capital and liquidity at each entity. The sale is subject to obtaining the necessary regulatory and other approvals. We would, however, maintain the customer account relationships and, subsequent to the initial receivable sale, additional volume would be sold to HSBC Bank USA on a daily basis. At September 30, 2007, the GM Portfolio had an outstanding receivable balance of approximately $6.7 billion. This bulk sale is expected to result in a significant gain upon completion. In future periods, our net interest income, fee income and provision for credit losses for GM credit card receivables would be reduced, while other income would increase due to gains from continuing sales of GM credit card receivables and receipt of servicing revenue on the portfolio from HSBC Bank USA.

HSBC Finance Corporation

International Segment The following table summarizes the IFRS Management Basis results for our International segment:

			Increase (decrease)
Three months ended September 30	2007	2006	Amount	%

	(dollars are in millions)

Net income (loss)	$6	$(5)	$11	100+ %
Net interest income	219	207	12	5.8
Other operating income	56	59	(3)	(5.1)
Loan impairment charges	128	135	(7)	(5.2)
Operating expenses	135	118	17	14.4
Intersegment revenues	6	9	(3)	(33.3)
Customer loans	10,370	9,398	972	10.3
Assets	11,033	10,864	169	1.6
Net interest margin, annualized	8.65%	8.15%	-	-
Return on average assets	.20	(.17)	-	-

			Increase (decrease)
Nine months ended September 30	2007	2006	Amount	%

	(dollars are in millions)

Net income (loss)	$(115)	$36	$(151)	(100+ )%
Net interest income	640	618	22	3.6
Other operating income	151	174	(23)	(13.2)
Loan impairment charges	537	363	174	47.9
Operating expenses	405	349	56	16.0
Intersegment revenues	17	25	(8)	(32.0)
Net interest margin, annualized	8.55%	8.21%	-	-
Return on average assets	(1.45)	.43	-	-

Our International segment reported net income for the three months ended September 30, 2007 and a net loss for the year-to-date period. The net income in the current quarter is primarily due to higher net interest income and lower loan impairment charges, partially offset by higher operating expenses. The year-to-date net loss reflects higher loan impairment charges, higher operating expenses and lower other operating income, partially offset by higher net interest income. Applying constant currency rates, which uses the average rate of exchange for the 2006 quarter to translate current period net income, the net income would not have been materially different for the three month period ended September 30, 2007 and the net loss for the nine months ended September 30, 2007 would have been lower by $6 million.

Loan impairment charges decreased during the three months ended September 30, 2007 due to improvements in delinquency and charge-off in our U.K. operations partially offset by an increase in delinquency and charge-off in our Canadian operations due to receivable growth. Loan impairment charges increased during the nine months ended September 30, 2007 due to receivable growth in our Canadian operations and in our U.K. operations due to a refinement in the methodology used to calculate roll rate percentages which is consistent with our other business and we believe reflects a better estimate of probable losses currently inherent in the loan portfolio and higher loss estimates for restructured loans, partially offset by improvements in delinquency and charge-off.

Net interest income increased during the three and nine months ended September 30, 2007 primarily as a result of higher receivable levels in our Canadian subsidiary, partially offset by higher interest expense in our Canadian operations and lower receivable levels in our U.K. operations. The lower receivable levels in our U.K. subsidiary were due to decreased sales volumes resulting from a continuing challenging credit environment in the U.K. as well

HSBC Finance Corporation

as the sale of our European Operations in November 2006. Net interest margin increased in both periods primarily due to higher yields on customer loans in our U.K. operations as we have increased pricing on many of our products reflecting the rising interest rates in the U.K., partially offset by the impact of the sale of the European Operations in November 2006 as well as a higher cost of funds in both our U.K. and Canadian operations.

Other operating income decreased in the three and nine months ended September 30, 2007 due to lower insurance revenues in the U.K. due to lower sales volumes and a planned phase out of the use of a specific broker between January and April 2007, partially offset by higher credit card fee income in our Canadian operations. Operating expenses increased in both periods to support receivable growth in our Canadian operations. In our U.K. operations, operating expenses were higher due to higher legal fees, higher support services and in the year-to-date period higher marketing expenses.

Customer loans for our International segment can be further analyzed as follows:

		Increases (decreases) from
		June 30,		September 30,
	September 30,	2007		2006
	2007	$	%	$	%

	(dollars are in millions)

Real estate secured	$4,249	$276	6.9%	$806	23.4%
Auto finance	354	29	8.9	42	13.5
Credit card	299	24	8.7	82	37.8
Private label	2,613	256	10.9	525	25.1
Personal non-credit card	2,855	(68)	(2.3)	(483)	(14.5)

Total customer loans	$10,370	$517	5.2%	$972	10.3%

Customer loans were $10.4 billion at September 30, 2007 and $9.4 billion at September 30, 2006. The increase was primarily as a result of foreign exchange impacts. Applying constant currency rates, customer loans at September 30, 2007 would have been approximately $991 million lower. Excluding the positive foreign exchange impacts, higher customer loans in our Canadian business were offset by the impact of lower customer loans in our U.K. operations. The increase in our Canadian business is due to growth in the real estate secured and credit card portfolios. Lower personal non-credit card loans in the U.K. reflect lower volumes as the U.K. branch network has placed a greater emphasis on secured lending. Additionally, receivable levels at September 30, 2007 reflect the sale in November 2006 of $203 million of customer loans related to our European operations.

Compared to June 30, 2007, customer loans increased 5.2 percent. Applying constant currency rates, customer loans at September 30, 2007 would have been lower by approximately $384 million using June 30, 2007 exchange rates. Excluding the foreign exchange impact, growth in the real estate secured and credit card portfolios in our Canadian operations were partially offset by lower receivable levels in all products in our U.K. operations, particularly personal non-credit card, primarily due to lower branch sales.

ROA was .20 percent for the three months ended September 30, 2007 and (1.45) percent for the nine months ended September 30, 2007 compared to (.17) percent in the three months ended September 30, 2006 and .43 in the nine months ended September 30, 2006. The increase in the ROA ratio for the three months ended September 30, 2007 is primarily due to higher net interest income, lower loan impairment charges and lower average assets. The decrease in the ROA ratio for the nine months ended September 30, 2007 is primarily due to the increase in loan impairment charges as discussed above, partially offset by lower average assets.

As part of our continuing evaluation of strategic alternatives with respect to our U.K. operations, we have entered into a non-binding agreement to sell the capital stock of our U.K. Insurance Operations to a third party for cash. The sales price is determined, in part, based on the actual net book value of the assets sold at the time the sale is closed. The agreement also provides for the purchaser to distribute insurance products through our U.K. branch network for which we will receive commission revenue. The sale was completed November 1, 2007. In the first quarter of 2007, we began to report the U.K. Insurance Operations as “Held for Sale.” At September 30, 2007, we continue to

HSBC Finance Corporation

classify the U.K. Insurance Operations as “Held for Sale” which included $416 million of assets and liabilities of $190 million within the International segment. After taking into consideration the goodwill allocated to the U.K. Insurance Operations of $79 million, which is included in the “All Other” caption within our segment disclosures, the carrying value of the U.K. Insurance Operations was higher than the estimated sales price. The adjustment to record our investment in these operations at the lower of cost or market of $37 million was recorded in the “All Other” caption in the first quarter of 2007 and no additional adjustments have occurred subsequent to March 31, 2007. We continue to evaluate the scope of our other U.K. operations.

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

HSBC Finance Corporation

The following table summarizes credit loss reserves:

	September 30,	June 30,	September 30,
	2007	2007	2006

	(dollars are in millions)

Owned credit loss reserves	$8,634	$7,157	$4,885
Reserves as a percent of:
Receivables	5.48%	4.53%	3.11%
Net charge-offs(1)	124.1	112.7	107.3
Nonperforming loans	116.9	117.4	96.9

(1)	Quarter-to-date, annualized.

Credit loss reserve levels at September 30, 2007 increased as compared to June 30, 2007 as we recorded loss provision in excess of net charge-offs of $1,462 million during the three months ended September 30, 2007. This increase was largely due to higher reserve requirements in our domestic real estate secured portfolios, including second lien loans in our Mortgage Services portfolio and in particular our Consumer Lending real estate secured portfolio. These increases were due to a marked deterioration in credit performance across all vintages, including 2007 originations, but in particular loans which were originated in 2006, which, as previously discussed, resulted in a substantial increase in delinquency and loss estimates. Higher reserve requirements were also required in our Credit Card Services business reflecting higher receivable balances, higher levels of delinquency due to portfolio seasoning, a shift in mix to higher levels of non-prime receivables and higher levels of personal bankruptcy filings.

Credit loss reserves at September 30, 2007 increased as compared to September 30, 2006 primarily as a result of the higher delinquency and loss estimates for real estate secured and personal non-credit card receivables at our Mortgage Services and Consumer Lending businesses. In addition, the higher credit loss reserve levels are the result of higher levels of receivables due in part to lower securitization levels, higher dollars of delinquency in our other portfolios driven by growth and portfolio seasoning, higher loss estimates in second lien loans purchased from 2004 through the third quarter of 2006 by our Consumer Lending business as part of a second lien bulk acquisition program which has subsequently been discontinued and increased levels of personal bankruptcy filings, particularly at our Credit Card Services business, as compared to the exceptionally low levels experienced in 2006 following enactment of new bankruptcy legislation in the United States. Higher credit loss reserves at September 30, 2007 also reflect a higher mix of non-prime receivables in our Credit Card Services business. Credit loss reserves at our U.K. operations increased as a result of a refinement in the methodology used to calculate roll rate percentages which we believe reflects a better estimate of probable losses currently inherent in the loan portfolio as well as higher loss estimates for restructured loans.

As previously discussed, we are experiencing higher delinquency and loss estimates at our Mortgage Services and Consumer Lending businesses as compared to the prior quarter and the year-ago periods. In establishing reserve levels, we considered the severity of losses expected to be incurred above our historical experience given the current housing market trends in the United States. During the third quarter, unprecedented turmoil in the mortgage lending industry resulted in reduced liquidity in the marketplace for subprime mortgages. In response, lenders have markedly tightened underwriting standards and reduced the availability of subprime mortgages. As fewer financing options currently exist in the marketplace for subprime customers, properties are remaining on the market for longer periods of time which contributes to home price depreciation. Therefore, it is now generally believed that the slowdown in the housing market will be deeper in terms of its impact on housing prices and the duration of this slowdown will be much longer than originally anticipated. The combination of these factors has further reduced the refinancing opportunities of some of our customers as the ability to refinance and access any equity in their homes is no longer an option to some of customers as home price appreciation remains stagnant in many markets and depreciates in others. As a result, the impact of these industry trends on our portfolio during the quarter has worsened, resulting in higher charge-off and loss estimates in our Mortgage Services and Consumer Lending real estate secured receivable portfolios. We have considered these factors in establishing our credit loss reserve levels.

HSBC Finance Corporation

We also considered the ability of borrowers to repay their first lien adjustable rate mortgage loans at higher contractual reset rates given increases in interest rates by the Federal Reserve Bank from June 2004 through June 2006, as well as their ability to repay any underlying second lien mortgage outstanding. Because first lien adjustable rate mortgage loans are generally well secured, ultimate losses associated with such loans are dependent to a large extent on the status of the housing market and interest rate environment. Therefore, although it is probable that incremental losses will occur as a result of rate resets on first lien adjustable rate mortgage loans, such losses are estimable and, therefore, included in our credit loss reserves only in situations where the payment has either already reset or will reset in the near term. Additionally, a significant portion of our second lien Mortgage Services mortgages are subordinate to a first lien adjustable rate loan. For customers with second lien mortgage loans that are subordinate to a first lien adjustable rate mortgage loan, the probability of repayment of the second lien mortgage loan is significantly reduced. The impact of future changes, if any, in the housing market will not have a significant impact on the ultimate loss expected to be incurred since these loans, based on history and other factors, are expected to perform like unsecured loans.

Reserves as a percentage of receivables were higher than at September 30, 2006 and June 30, 2007 due to the impact of the additional reserve requirements discussed above and, compared to June 30, 2007, lower receivable levels due to attrition, including refinance and charge-off. Reserves as a percentage of net charge-offs were higher than at September 30, 2006 and June 30, 2007 as the increase in reserve levels outpaced the increase in net charge-off during the period. Reserves as a percentage of nonperforming loans were broadly in line with June 30, 2007 but increased as compared to September 30, 2006 as reserve levels increased at a higher rate than the increase in non-accrual loans driven by an increase in 30-and 60-day delinquency due to seasoning in the Consumer Lending, Mortgage Services and Credit Card Services businesses.

Delinquency

The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	September 30,	June 30,	September 30,
	2007	2007	2006

Real estate secured(1)	5.50%	4.28%	2.98%
Auto finance	3.40	2.93	3.16
Credit card	5.23	4.45	4.53
Private label	4.86	5.12	5.61
Personal non-credit card	11.90	10.72	9.69

Total consumer	6.13%	5.08%	4.19%

(1)	Real estate secured two-months-and-over contractual delinquency (as a percent of consumer receivables) are comprised of the following:

HSBC Finance Corporation

	September 30,	June 30,	September 30,
	2007	2007	2006

Mortgage Services:
First lien	8.27%	6.39%	3.80%
Second lien	11.20	8.06	3.70

Total Mortgage Services	8.86	6.74	3.78
Consumer Lending:
First lien	2.90	2.13	1.84
Second lien	5.01	3.57	2.44

Total Consumer Lending	3.19	2.33	1.92
Foreign and all other:
First lien	2.49	2.25	1.52
Second lien	4.30	4.47	5.56

Total Foreign and all other	3.87	3.98	4.72

Total real estate secured	5.50%	4.28%	2.98%

Total delinquency increased 105 basis points, compared to the prior quarter. With the exception of our private label portfolio, we experienced higher delinquency levels across all products. During the quarter, the real estate secured two-months-and-over contractual delinquency ratio was negatively impacted by higher delinquency levels in our Mortgage Services and Consumer Lending businesses. This increase resulted from the weak housing and mortgage industry and lower real estate secured receivables growth driven by our strategy to discontinue new correspondent channel acquisitions by our Mortgage Services business which reduced the outstanding principal balance of the Mortgage Services loan portfolio. Our credit card portfolio also reported an increase in the two-months-and-over contractual delinquency ratio due to a shift in mix to higher levels of non-prime receivables, and seasoning of a growing portfolio. Two-months-and-over contractual delinquency as a percentage of consumer receivables was higher compared to the prior quarter in our auto finance portfolio reflecting seasoning of a growing portfolio and normal seasonal patterns. The decrease in delinquency in our private label portfolio (which primarily consists of our foreign private label portfolio and domestic retail sales contracts that were not sold to HSBC Bank USA in December 2004) reflects receivable growth in our foreign portfolios. The increase in delinquency in our personal non-credit card portfolio ratio reflects maturation of a growing domestic portfolio, and a deterioration of 2006 vintages originated through the direct mail channel in certain geographic regions in our domestic portfolio. Dollars of delinquency increased markedly compared to the prior quarter reflecting the increases in delinquency in our real estate secured portfolios as well as lower real estate secured run-off in the quarter as market conditions have reduced refinancing and liquidation opportunities for our customers. The increases in other products primarily reflect higher levels of receivables, higher bankruptcy levels and portfolio seasoning.

Compared to the year-ago period, total delinquency increased 194 basis points largely due to higher real estate secured delinquency levels primarily at our Mortgage Services and Consumer Lending businesses. As discussed above, with the exception of our private label portfolio, we experienced higher delinquency levels across all products. As compared to the year-ago period, the increase in the Consumer Lending real estate delinquency ratio also reflects the addition of the Champion portfolio. While the Champion portfolio carries higher delinquency, its low loan-to-value ratios are expected to result in lower charge-offs compared to the existing portfolio. Our credit card portfolio reported a marked increase in the two-months-and-over contractual delinquency ratio due to a shift in mix to higher levels of non-prime receivables, seasoning of a growing portfolio and higher levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in 2006 following enactment of new bankruptcy legislation in the United States. The increase in auto finance portfolio ratio reflects seasoning of a growing portfolio, receivable growth and weakening performance of certain 2006 originations. The increase in delinquency in our personal non-credit card portfolio ratio reflects maturation of a growing domestic portfolio, and a deterioration of 2006 vintages as discussed above.

HSBC Finance Corporation

Net Charge-offs of Consumer Receivables

The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables):

	September 30,	June 30,	September 30,
	2007	2007	2006

Real estate secured(1)	2.47%	2.18%	.98%
Auto finance	4.47	3.16	3.69
Credit card	7.00	6.85	5.52
Private label	5.15	5.76	5.65
Personal non-credit card	9.04	8.44	7.77

Total	4.40%	3.96%	2.92%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	2.89%	2.26%	1.11%

(1)	Real estate secured net charge-off of consumer receivables as a percent, annualized, of average consumer receivables are comprised of the following:

	September 30,	June 30,	September 30,
	2007	2007	2006

Mortgage Services:
First lien	1.93%	1.20%	.75%
Second lien	13.90	11.82	2.11

Total Mortgage Services	4.36	3.32	1.06
Consumer Lending:
First lien	.74	.56	.84
Second lien	3.58	5.37	1.22

Total Consumer Lending	1.13	1.22	.90
Foreign and all other:
First lien	.81	1.30	.38
Second lien	1.39	2.23	.91

Total Foreign and all other	1.25	2.03	.81

Total real estate secured	2.47%	2.18%	.98%

Net charge-offs as a percent, annualized, of average consumer receivables increased 44 basis points compared to the prior quarter. With the exception of private label, all products reported higher charge-offs during the quarter, with the most significant increase occurring in our real estate secured portfolio, in particular at our Mortgage Services business. Net real estate secured charge-offs as a percent, annualized, of average real estate secured receivables was also negatively impacted by lower receivables growth driven largely by our strategy to discontinue new correspondent channel acquisitions as well as the sale of $2.2 billion in the second quarter of 2007 which together significantly reduced the average outstanding principal balance of the Mortgage Services loan portfolio. The Consumer Lending real estate secured net charge-off ratio decreased in the quarter as charge-offs were essentially flat while average receivable balances were higher due to receivable growth and lower run-off. The increase in auto finance net charge-offs reflects normal seasonal patterns. The increase in our credit card ratio reflects seasoning of a growing portfolio. The personal non-credit card charge-off ratio increased reflecting portfolio seasoning as well as deterioration of 2006 vintages originated through the direct mail channel in certain geographic regions.

As compared to the prior year quarter, net charge-offs as a percent, annualized, of average consumer receivables increased 148 basis points primarily due to the higher charge-offs in our real estate secured portfolios discussed above, as well as higher charge-offs in our auto finance, credit card and personal non-credit card portfolios. Net real

HSBC Finance Corporation

estate secured charge-offs as a percent, annualized, of average real estate secured receivables was also negatively impacted by lower receivables growth as discussed above. The increase in charge-offs in the credit card portfolio is due to increased levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in 2006 following enactment of the new bankruptcy law in the United States and higher receivable balances. The increase in the auto finance portfolio is due to seasoning of a growing portfolio and weakened performance of certain 2006 originations. The private label charge-off ratio decreased compared to the prior year quarter primarily due to higher levels of average receivables in our foreign operations, partially offset by portfolio seasoning. The personal non-credit card charge-off ratio increased reflecting portfolio seasoning and receivable growth as well as deterioration of 2006 vintages as discussed above.

Nonperforming Assets

	September 30,	June 30,	September 30,
	2007	2007	2006

	(dollars are in millions)

Nonaccrual receivables(1)	$6,292	$5,173	$4,199
Accruing consumer receivables 90 or more days delinquent	1,091	924	840
Renegotiated commercial loans	-	1	1

Total nonperforming receivables	7,383	6,098	5,040
Real estate owned	977	861	629

Total nonperforming assets	$8,360	$6,959	$5,669

Credit loss reserves as a percent of nonperforming receivables	116.9%	117.4%	96.9%

(1)	Nonaccrual receivables are comprised of the following:

	September 30,	June 30,	September 30,
	2007	2007	2006

	(in millions)

Real estate secured:
Closed-end:
First lien	$2,754	$2,139	$1,594
Second lien	682	520	372
Revolving:
First lien	19	19	23
Second lien	297	236	124

Total real estate secured	3,752	2,914	2,113
Auto finance	443	378	383
Credit card	-	-	-
Private label	73	72	77
Personal non-credit card	2,024	1,809	1,626
Commercial and other	-	-	-

Total nonaccrual receivables	$6,292	$5,173	$4,199

Compared to June 30, 2007, the increase in total nonperforming assets is primarily due to higher levels of real estate secured nonaccrual receivables at our Mortgage Services and Consumer Lending businesses due to the higher overall delinquency levels as previously discussed. Real estate secured nonaccrual loans included stated income loans at our Mortgage Services business of $894 million at September 30, 2007, $718 million at June 30, 2007 and $396 million at September 30, 2006. Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes domestic credit card receivables.

HSBC Finance Corporation

Account Management Policies and Practices

Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to modify the terms of loans, either temporarily or permanently, and/or to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. Such policies and practices vary by product and are designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably possible. If the account subsequently experiences payment defaults, it will again become contractually delinquent.

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

HSBC Finance Corporation

Total Restructured by Restructure Period – Domestic Portfolio(1)

(Managed Basis)

	September 30,	June 30,	September 30,
	2007	2007	2006

	(dollars are in millions)

Never restructured	85.3%	86.8%	89.8%
Restructured:
Restructured in the last 6 months	6.3	5.6	3.9
Restructured in the last 7-12 months	4.5	3.8	2.6
Previously restructured beyond 12 months	3.9	3.8	3.7

Total ever restructured(2)	14.7	13.2	10.2

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1) (Managed Basis)
Real estate secured	$14,944	$12,923	$8,915
Auto finance	2,019	1,953	1,799
Credit card	785	799	901
Private label(3)	28	30	28
Personal non-credit card	3,949	3,825	3,477

Total	$21,725	$19,530	$15,120

(As a percent of managed receivables)
Real estate secured	17.2%	14.6%	9.7%
Auto finance	15.7	15.4	14.6
Credit card	2.7	2.8	3.4
Private label(3)	16.6	14.1	7.9
Personal non-credit card	21.4	20.8	19.3

Total(2)	14.7%	13.2%	10.2%

(1)	Excludes foreign businesses, commercial and other.

(2)	Total including foreign businesses was 14.1 percent at September 30, 2007, 12.7 percent at June 30, 2007, and 9.9 percent at September 30, 2006.

(3)	Only reflects consumer lending retail sales contracts which have historically been classified as private label. All other domestic private label receivables were sold to HSBC Bank USA in December 2004.

(4)	The Mortgage Services and Consumer Lending businesses real estate secured restructures are as shown in the following table:

	September 30,	June 30,	September 30,
	2007	2007	2006

	(dollars are in millions)

Mortgage Services	$6,965	$5,728	$2,895
Consumer Lending	7,979	7,195	6,020

Total real estate secured	$14,944	$12,923	$8,915

The increase in restructured loans was primarily attributable to higher delinquency due to portfolio growth and seasoning, including our Mortgage Services and Consumer Lending businesses as we continue to work with our customers who, in our judgment, evidence continued payment probability. Additionally, beginning in the fourth quarter of 2006, we expanded the use of account modification at our Mortgage Services business to modify the rate

HSBC Finance Corporation

and/or payment on a number of qualifying delinquent loans and restructured certain of those accounts after receipt of one modified payment and if certain other criteria were met. Such accounts are included in the above restructure statistics beginning in the fourth quarter of 2006. At September 30, 2007, we have approximately 23,000 accounts in our Mortgage Services and Consumer Lending real estate secured portfolios which have been restructured and delinquency reset and whose loan terms were also modified. The outstanding receivable balance of these restructured and modified loans was $2.5 billion at September 30, 2007. These loans are included in the restructure statistics reported above.

See “Credit Quality Statistics” for further information regarding delinquency, charge-offs and nonperforming loans.

The amount of domestic and foreign managed receivables in forbearance, modification (excluding Mortgage Services loans for September 30, 2007 and June 30, 2007 discussed in the following paragraph), credit card services approved consumer credit counseling accommodations, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.3 billion or .2 percent of managed receivables at September 30, 2007 and June 30, 2007 and $.4 billion or .2 percent of managed receivables at September 30, 2006.

As part of our risk mitigation efforts relating to the affected components of the Mortgage Services portfolio, in October 2006 we established a new program specifically designed to meet the needs of select customers with ARMs. We are proactively writing and calling customers who have adjustable rate mortgage loans nearing the first reset that we expect will be the most impacted by a rate adjustment. Through a variety of means, we assess their ability to make the adjusted payment and, as appropriate and in accordance with defined policies, we modify the loans, allowing time for the customer to seek alternative financing or improve their individual situation. These loan modifications primarily involve a twelve-month temporary interest rate relief by either maintaining the current interest rate for the entire twelve-month period or resetting the interest rate for the twelve-month period to a rate lower than originally required at the first reset date. At the end of the twelve-month period, the interest rate on the loan will reset in accordance with the original loan terms unless the borrower qualifies for and is granted a new modification. Since the inception of this program, we have made more than 31,000 outbound contacts and modified more than 8,000 loans with an aggregate balance of $1.2 billion. These loans are not included in the table above, as we have not reset delinquency on these loans as they were not contractually delinquent at the time of the modification. However, if the loan had been restructured in the past for other reasons, it is included in the table above. We also continue to manage a Foreclosure Avoidance Program for delinquent Consumer Lending customers designed to provide relief to qualifying homeowners through either loan restructuring or modification. We also support a variety of national and local efforts in homeownership preservation and foreclosure avoidance.

HSBC Finance Corporation

Liquidity and Capital Resources

Debt due to affiliates and other HSBC related funding are summarized in the following table:

	September 30,		December 31,
	2007		2006

	(in billions)

Debt issued to HSBC subsidiaries:
Drawings on bank lines in the U.K. and Europe	$3.9		$4.3
Term debt	10.4		10.6
Preferred securities issued by Household Capital Trust VIII to HSBC	.3		.3

Total debt outstanding to HSBC subsidiaries	14.6		15.2

Debt outstanding to HSBC clients:
Euro commercial paper	2.6		3.0
Term debt	.9		1.2

Total debt outstanding to HSBC clients	3.5		4.2
Cash received on bulk and subsequent sales of domestic private label credit card receivables to HSBC Bank USA, net (cumulative)	18.0		17.9
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7		3.7
Direct purchases from correspondents (cumulative)	4.2		4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(5.3)		(4.7)

Total real estate secured receivable activity with HSBC Bank USA	2.6		3.2

Cash received from sale of European Operations to HBEU affiliate	-	(1)	-	(1)
Cash received from sale of U.K. credit card business to HBEU	2.7		2.7
Capital contribution by HSBC Investments (North America) Inc. (“HINO”) (cumulative)	1.6		1.4

Total HSBC related funding	$43.0		$44.6

(1)	Less than $100 million.

Funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 12 percent of our total and preferred stock funding at September 30, 2007 and 13 percent at December 31, 2006.

At September 30, 2007, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.7 billion from HBEU to fund our operations in the U.K. At September 30, 2007, $3.9 billion was outstanding under the HBEU lines for the U.K. and no balances were outstanding under the domestic lines. At September 30, 2007, we had derivative contracts with a notional value of $92.4 billion, or approximately 96 percent of total derivative contracts, outstanding with HSBC affiliates. At December 31, 2006, we had derivative contracts with a notional value of $82.8 billion, or approximately 88 percent of total derivative contracts, outstanding with HSBC affiliates.

Securities and other short-term investments Securities totaled $3.2 billion at September 30, 2007 and $4.7 billion at December 31, 2006. Securities purchased under agreements to resell totaled $1.5 billion at September 30, 2007 and $171 million at December 31, 2006. Interest bearing deposits with banks totaled $511 million at September 30, 2007 and $424 million at December 31, 2006. The decrease in securities is due to the reclassification of the assets of the U.K. Insurance Operations which at September 30, 2007 are classified as “Held for Sale” and included within other assets as well as the use of money market funds to pay down secured financings during 2007. The increase in

HSBC Finance Corporation

securities purchased under agreements to resell and interest bearing deposits with banks is due to the generation of additional liquidity.

Commercial paper, bank and other borrowings totaled $9.5 billion at September 30, 2007 and $11.1 billion at December 31, 2006. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $2.6 billion at September 30, 2007 and $3.0 billion at December 31, 2006. Commercial paper balances were lower at September 30, 2007 as a result of lower short term funding requirements during the quarter. Our funding strategy requires that committed bank credit facilities will at all times exceed 80 percent of outstanding commercial paper and that the combination of bank credit facilities and undrawn committed conduit facilities will, at all times, exceed 115 percent of outstanding commercial paper.

Long term debt (with original maturities over one year) decreased to $125.4 billion at September 30, 2007 from $127.6 billion at December 31, 2006. The decrease is due to lower funding requirements resulting from the lower asset levels during the third quarter of 2007. Significant issuances during the nine months ended September 30, 2007 included the following:

•	$.4 billion of domestic and foreign medium-term notes

•	$2.4 billion of foreign currency-denominated bonds

•	$.9 billion of InterNotessm (retail-oriented medium-term notes)

•	$4.0 billion of global debt

•	$8.5 billion of securities backed by real estate secured, auto finance, credit card and personal non-credit card receivables. For accounting purposes, these transactions were structured as secured financings.

In the first quarter of 2006, we redeemed the junior subordinated notes, issued to Household Capital Trust VI with an outstanding principal balance of $206 million. In the fourth quarter of 2006 we redeemed the junior subordinated notes, issued to Household Capital Trust VII with an outstanding principal balance of $206 million.

Common Equity In the first quarter of 2007, HINO made a capital contribution of $200 million. On November 8, 2007, HINO made an additional capital contribution of $750 million in exchange for one share of common stock. These capital contributions were to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions.

Selected capital ratios In managing capital, we develop targets for tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”), tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets. These ratio targets are based on discussions with HSBC and rating agencies, risks inherent in the portfolio, the projected operating environment and related risks, and any acquisition objectives. These ratios exclude the equity impact of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the equity impact of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the impact of the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including the subsequent changes in fair value recognized in earnings associated with credit risk on debt for which we elected the fair value option. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA and TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus loans which we have sold and service with limited recourse. We and certain rating agencies also monitor our equity ratios excluding the impact of the HSBC acquisition purchase accounting adjustments. We do so because we believe that the HSBC acquisition purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above. On October 2, 2007, Fitch changed the total outlook on our issuer default rating to “stable outlook” from “positive outlook”.

HSBC Finance Corporation

Selected capital ratios are summarized in the following table:

	September 30,		December 31,
	2007		2006

TETMA(1)	7.33	%(2)	7.16%
TETMA + Owned Reserves(1)	12.57		11.02
Tangible common equity to tangible managed assets(1)	6.20		6.08
Common and preferred equity to owned assets	10.60		11.21
Excluding purchase accounting adjustments:
TETMA(1)	7.87		7.81%
TETMA + Owned Reserves(1)	13.11		11.67
Tangible common equity to tangible managed assets(1)	6.75		6.72

(1)	TETMA, TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-U.S.GAAP financial ratios that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S.GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S.GAAP basis financial measure.
(2)	On a proforma basis, if the capital contribution on November 8, 2007 of $750 million had instead been received on September 30, 2007, the TETMA ratio would have been 7.78 percent.

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

There were no securitizations (excluding replenishments of certificateholder interests) during the first nine months of 2007 or 2006. Secured financings are summarized in the following table:

Three months ended September 30	2007	2006

	(in millions)

Secured financings:
Real estate secured	$950	$2,304
Credit card	678	2,640
Auto finance	-	1,060
Personal non-credit card	1,200	-

Total	$2,828	$6,004

HSBC Finance Corporation

Nine months ended September 30	2007	2006

	(in millions)

Secured financings:
Real estate secured	$2,545	$2,654
Credit card	3,568	4,745
Auto finance	1,069	2,004
Personal non-credit card	1,310	2,500

Total	$8,492	$11,903

Our securitized receivables totaled $579 million at September 30, 2007 compared to $949 million at December 31, 2006. As of September 30, 2007, outstanding secured financings of $22.9 billion were secured by $30.7 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings of $21.8 billion at December 31, 2006 were secured by $28.1 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. At September 30, 2007, securitizations structured as sales represented less than 1 percent and secured financings represented 15 percent of the funding associated with our managed funding portfolio. At December 31, 2006, securitizations structured as sales represented 1 percent and secured financings represented 14 percent of the funding associated with our managed funding portfolio.

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements.

	September 30,	December 31,
	2007	2006

	(in billions)

Private label, and credit cards	$188	$186
Other consumer lines of credit	9	7

Open lines of credit(1)	$197	$193

(1)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to September 30, 2007 and December 31, 2006, respectively.

At September 30, 2007, our Mortgage Services business had outstanding forward sales commitments relating to real estate secured loans totaling $185 million and unused commitments to extend credit relating to real estate secured loans to customers (as long as certain conditions are met), totaling less than $1 million.

HSBC Finance Corporation

2007 Funding Strategy Our current estimated domestic funding needs and sources for 2007 are summarized in the table that follows:

	Actual	Estimated
	January 1	October 1
	through	through	Estimated
	September 30,	December 31,	Full Year
	2007	2007	2007

	(in billions)

Funding needs:
Net asset growth	$(5)	$(5) - 2	$(10) - (3)
Commercial paper, term debt and securitization maturities	30	2 - 6	32 - 36
Other	(2)	(1) - 3	(3) - 1

Total funding needs	$23	$(4) - 11	$19 - 34

Funding sources:
External funding, including commercial paper and portfolio sales	$23	$(5) - 8	$18 - 31
HSBC and HSBC subsidiaries	-	1 - 3	1 - 3

Total funding sources	$23	$(4) - 11	$19 - 34

As previously discussed, we have experienced deterioration in the performance of mortgage loan originations in our Mortgage Services business and in March 2007 decided to discontinue new correspondent channel acquisitions by that business subject to fulfilling earlier commitments, which were immaterial. However, the recent turmoil in the mortgage lending industry, as previously discussed, has caused us to re-evaluate our strategy. These actions, combined with normal portfolio attrition and risk mitigation efforts we began in the second half of 2006, will result in negative growth in our aggregate portfolio in 2007. As opportunities arise, we may also choose to sell selected portfolios, similar to the $2.2 billion sale of real estate secured receivables completed during the second quarter of 2007. Future decisions to constrain growth in additional portfolios as well as decisions to sell selected portfolios would also result in negative year over year growth in the balance sheet.

Risk Management

Credit Risk Credit risk is the risk that financial loss arises from the failure of a customer or counterparty to meet its obligations under a contract. Our credit risk arises primarily from lending and treasury activities.

Day-to-day management of credit risk is administered by Chief Credit Officers in each business line who have solid reporting lines to both the business line Chief Executive Officer and the Chief Retail Credit Officer. Oversight is provided by a corporate Chief Retail Credit Officer who reports to our Chief Operating Officer and indirectly to the Group General Manager, Head of Credit and Risk for HSBC. We have established detailed policies to address the credit risk that arises from our lending activities. Our credit and portfolio management procedures focus on sound underwriting, effective collections and customer account management efforts for each loan. Our lending guidelines, which delineate the credit risk we are willing to take and the related terms, are specific not only for each product, but also take into consideration various other factors including borrower characteristics. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. See “Credit Quality” for a detailed description of our policies regarding the establishment of credit loss reserves, our delinquency and charge-off policies and practices and our customer account management policies and practices. Also see Note 2, “Summary of Significant Accounting Policies,” in our 2006 Form 10-K for further discussion of our policies surrounding credit loss reserves. While we develop our own policies and procedures for all of our lending activities, they are consistent with HSBC standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level.

HSBC Finance Corporation

At September 30, 2007, we had derivative contracts with a notional value of approximately $96.4 billion, including $92.4 billion outstanding with HSBC affiliates. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities. At September 30, 2007, we provided third party swap counterparties with $44 million collateral. At December 31, 2006, third party counterparties had provided $158 million in collateral to us. Beginning with the second quarter of 2006, when the fair value of our agreements with affiliate counterparties require the posting of collateral by the affiliate, it is provided in the form of cash and recorded on the balance sheet, consistent with third party arrangements. At September 30, 2007, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $2.8 billion which is offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative related assets. At December 31, 2006, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $1.0 billion which is offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative related assets.

Liquidity Risk There have not been significant changes in our approach to liquidity risk since December 31, 2006. We continue to focus on ensuring a well diversified funding base. We constantly monitor market conditions and focus on our ability to fund maturing liabilities. During the third quarter of 2007, we continued to access the commercial paper market and all other funding sources consistent with our funding plans.

Market Risk HSBC has certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit as of September 30, 2007 was $2 million, which includes the risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $2 million. As of September 30, 2007, we had a PVBP position of less than $1 million reflecting the impact of a one basis point increase in interest rates. As of December 31, 2006, we had a PVBP position of $1.1 million.

The total PVBP position will not change as a result of the early adoption of SFAS No. 159, however instruments previously accounted for on an accrual basis will now be accounted for under the fair value option election. As a result, the PVBP risk for September 30, 2007, summarized in the table below, reflects a realignment of instruments from December 31, 2006, between accrual and mark-to-market. Total PVBP risk is lower as a result of normal risk management actions. The following table shows the components of PVBP:

	September 30,	December 31,
	2007	2006

	(in millions)

Risk related to our portfolio of balance sheet items marked-to-market	$.1	$(1.8)
Risk for all other remaining assets and liabilities	-	2.9

Total PVBP risk	$.1	$1.1

HSBC Finance Corporation

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming a growing balance sheet and the current interest rate risk profile. The following table summarizes such estimated impact:

	September 30,	December 31,
	2007	2006

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$169	$180
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	$128	$54

In the September 2007 scenario, as compared to December 2006, the timing of the repricing of the ARM portfolio is occurring earlier in the scenario, thus having a greater impact on the results of the analysis for the twelve-month period. Further, a greater volume of ARMs will reset to higher rates and is expected to remain on book as a result of fewer refinancing options to subprime customers. As a result even in the declining rate scenario, the total benefit to net interest income has increased significantly.

These estimates include the impact of debt and the corresponding derivative instruments accounted for using the fair value option under SFAS No. 159. These estimates also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated. A principal consideration supporting this analysis is the projected prepayment of loan balances for a given economic scenario. Individual loan underwriting standards in combination with housing valuations and macroeconomic factors related to available mortgage credit are the key assumptions driving these prepayment projections. While we have utilized a number of sources to refine these projections, we cannot currently project prepayment rates with a high degree of certainty in all economic environments given recent, significant changes in both subprime mortgage underwriting standards and property valuations across the country.

Operational Risk There has been no significant change in our approach to operational risk management since December 31, 2006.

Compliance Risk There has been no significant change in our approach to compliance risk management since December 31, 2006.

Reputational Risk There has been no significant change in our approach to reputational risk management since December 31, 2006. We are committed to offering products that maintain high brand standards and provide value to our customers. Consistent with this approach, we have taken a number of actions as discussed elsewhere in this Form 10-Q.

HSBC FINANCE CORPORATION

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES

	September 30,	December 31,
	2007	2006

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$17,737	$19,515
Exclude:
Fair value option adjustment	168	-
Unrealized (gains) losses on cash flow hedging instruments	354	61
Minimum pension liability	1	1
Unrealized gains on investments and interest-only strip receivables	26	23
Intangible assets	(2,029)	(2,218)
Goodwill	(6,036)	(7,010)

Tangible common equity	10,221	10,372
HSBC acquisition purchase accounting adjustments	900	1,105

Tangible common equity, excluding HSBC acquisition purchase accounting adjustments	$11,121	$11,477

Tangible shareholder’s(s’) equity:
Tangible common equity	$10,221	$10,372
Preferred stock	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,275	1,275

Tangible shareholder’s(s’) equity	12,071	12,222
HSBC acquisition purchase accounting adjustments	900	1,105

Tangible shareholder’s(s’) equity, excluding HSBC acquisition purchase accounting adjustments	$12,971	$13,327

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholder’s(s’) equity	$12,071	$12,222
Owned loss reserves	8,634	6,587

Tangible shareholder’s(s’) equity plus owned loss reserves	20,705	18,809
HSBC acquisition purchase accounting adjustments	900	1,105

Tangible shareholder’s(s’) equity plus owned loss reserves, excluding HSBC acquisition purchase accounting adjustments	$21,605	$19,914

Tangible managed assets:
Owned assets	$172,737	$179,218
Receivables serviced with limited recourse	579	949

Managed assets	173,316	180,167
Exclude:
Intangible assets	(2,029)	(2,218)
Goodwill	(6,036)	(7,010)
Derivative financial assets	(502)	(298)

Tangible managed assets	164,749	170,641
HSBC acquisition purchase accounting adjustments	(7)	64

Tangible managed assets, excluding HSBC acquisition purchase accounting adjustments	$164,742	$170,705

Equity ratios:
Common and preferred equity to owned assets	10.60%	11.21%
Tangible common equity to tangible managed assets	6.20	6.08
Tangible shareholder’s(s’) equity to tangible managed assets (“TETMA”)	7.33	7.16
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)	12.57	11.02
Excluding HSBC acquisition purchase accounting adjustments:
Tangible common equity to tangible managed assets	6.75	6.72
TETMA	7.87	7.81
TETMA + Owned Reserves	13.11	11.67

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

DISCRIMINATION LITIGATION

Since July of 2007, HSBC Finance Corporation and/or one or more of its subsidiaries has been named as a defendant in three class actions filed in the Central District of California and the District of Massachusetts: National Association for the Advancement of Colored People (“NAACP”) v. Ameriquest Mortgage Company, et al. including HSBC Finance Corporation (C.D. Ca., No. SACV07-0794AG(ANx)), Toruno v. HSBC Finance Corporation and Decision One Mortgage Company, LLC (C.D. Ca., No. CV07-05998JSL(RCx) and Suyapa Allen v. Decision One Mortgage Company, LLC, HSBC Finance Corporation, et al. (D. Mass., C.A. 07-11669). Each suit alleges that the named entities racially discriminated against their customers by using loan pricing policies

HSBC Finance Corporation

and procedures that have resulted in a disparate impact against minority customers. Violations of various federal statutes, including the Fair Housing Act and the Equal Credit Opportunity Act, are claimed. The NAACP suit has not yet been served, and responsive pleadings are not yet due in the other suits. At this time, we are unable to quantify the potential impact from these actions, if any.

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

HSBC Finance Corporation

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

With respect to this securities litigation, we believe that we have not, and our officers and directors have not, committed any wrongdoing and there will be no finding of improper activities that may result in a material liability to us or any of our officers or directors.

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

Date: November 14, 2007

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